Form 10-K
period 1996-12-31
WRT ENERGY CORP
filed 1997-11-18
CIK 874499

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 1-10192

                             WRT ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                 73-1521290
            (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                 Identification No.)

                         1601 NW EXPRESSWAY, SUITE 700
                       OKLAHOMA CITY, OKLAHOMA 73118-1401
                                 (405) 848-8808
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

          Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

          Securities registered pursuant to Section 12(g) of the Act:

                                                              NAME OF EACH EXCHANGE ON
                    TITLE OF EACH CLASS                           WHICH REGISTERED
                    -------------------                       ------------------------
Prior to Effective Date of Plan of Reorganization:
  Common Stock, $0.01 par value.............................             **
  9% Convertible Preferred Stock, $0.01 par value...........             **
Effective Date of Plan of Reorganization forward:
  New Common Stock, $0.01 par value.........................             **
  New 9% Convertible Preferred Stock, $0.01 par value.......             **

       Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

    Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of a recent date is not determinable as the Company's New Common Stock is not actively traded.

    All shares of common and preferred stock outstanding prior to the Effective Date of the Plan of Reorganization (July 11, 1997) were cancelled on the Effective Date. The number of shares of the registrant's Common Stock, $0.01 par value, outstanding at September 30, 1997 was 22,076,315.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

** The registrant's common stock and 9% Convertible Preferred Stock were quoted on the NASDAQ National Market until February 29, 1996, at which time NASDAQ terminated its quotation of both classes of securities due to the failure of the registrant to meet certain financial and other criteria for continued quotation. See "Item 5. Market for Registrant's Common Stock and Related Shareholder Matters." The Company intends to apply for listing of the New Common Stock on the NASDAQ National Market. There can be no assurance that the Company's New Common Stock will be listed.
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Disclosure Regarding Forward-Looking Statements.......................    3

                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   21

                                  PART II
Item 5.   Market for the Registrant's Common Stock and Related
          Shareholder Matters.........................................   21
Item 6.   Selected Financial Data.....................................   23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   23
Item 8.   Financial Statements and Supporting Data....................  F-1
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   35

                                  PART III
Item 10.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.........................................................   35
Item 11.  Executive Compensation......................................   36
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   38
Item 13.  Certain Relationships and Related Transactions..............   39

                                  PART IV
Item 14.  Exhibits and Reports on Form 8-K............................   40

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that WRT Energy Corporation, a Delaware corporation, and its predecessor and subsidiaries, referred to herein collectively as "New WRT" or the "Company", expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties; general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other oil and gas companies; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in the Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if realized, that they will have the expected consequences to or effects on the Company or its business or operations.

                                     PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

     The Company owns and operates mature oil and gas properties in the Louisiana Gulf Coast. The Company seeks to increase both the current production and total oil and gas recovery through the use of technology, including sophisticated radioactive logging equipment owned by the Company and specialized fluid separation technologies.

BACKGROUND

     On February 14, 1996 ("Petition Date"), the Company, WRT Energy Corporation, a Texas corporation and the predecessor of the Company ("Debtor"), filed a petition with the Bankruptcy Court for the Western District of Louisiana ("Bankruptcy Court") for protection under Chapter 11 of the Federal Bankruptcy Code. Such case is referred to herein as the "Reorganization Case". Upon filing of the voluntary petition for relief, the Debtor, as debtor-in-possession, was authorized to operate its business for the benefit of claim holders and interest holders, and continued to do so, without objection or request for appointment of a trustee. All debts of the Debtor as of the Petition Date were stayed by the bankruptcy petition and are subject to compromise pursuant to such proceedings. The Debtor operated its business and managed its assets in the ordinary course as debtor-in-possession, and obtained court approval for transactions outside the ordinary course of business. Based on these actions, all liabilities of the Company outstanding at February 14, 1996 were reclassified to estimated pre-petition liabilities.

     By order dated May 2, 1997, the Bankruptcy Court confirmed the Joint Plan of Reorganization (the "Plan") of the Debtor's and co-proponents DLB Oil and Gas, Inc. ("DLB") and Wexford Management LLC ("Wexford," and together with DLB "DLBW"). The Plan was consummated and became effective on July 11, 1997 (the "Effective Date"). On the Effective Date, the Debtor was merged with and into a newly formed Delaware corporation named "WRT Energy Corporation". On the Effective Date, New WRT allocated the actual reorganization value to the entity's assets as defined by Statement of Position Number 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code"

("SOP 90-7"). As used herein, "Debtor" refers to the registrant prior to the Effective Date of the Plan, "New WRT" refers to the registrant following the Effective Date of the Plan, and the "Company" or "WRT" refers to the registrant prior to or after the Effective Date of the Plan, as the context requires.

EVENTS LEADING TO THE REORGANIZATION CASE

     Entering 1995, the Company's strategic focus was the acquisition and development of operated working interests in large, mature oil and gas fields in south Louisiana.

     To help finance its acquisition and development program, the Company utilized borrowings under its December 1994 $40,000,000 credit facility (the "'Credit Facility"') with International Nederlanden (U.S.) Capital Corporation ("INCC") that was secured by substantially all of the Company's assets. In addition, in February 1995, the Company offered 100,000 Units consisting of $100,000,000 aggregate principal amount of 13 7/8% Senior Notes Due 2002 (the "Senior Notes") and warrants (the "Warrants") to purchase an aggregate of 800,000 shares of the Company's Common Stock (the "Offering"). The net proceeds from the Offering were used to acquire working interests in certain oil and gas properties, to repay substantially all borrowings under the Credit Facility and other indebtedness and for general corporate purposes.

     During the remainder of 1995, the Company borrowed additional funds under the Credit Facility, bringing the outstanding borrowings to $15,000,000, the maximum amount of borrowings available under the Credit Facility. On December 31, 1995, the Credit Facility converted to a term loan whereby quarterly principal payments of one-sixteenth of the outstanding indebtedness were due and payable.

     Following the completion of the acquisition of working interests in certain oil and gas properties, the Company initiated a significant capital expenditure program to increase oil and gas production levels in each of its fields. This program consisted of approximately 70 workover, side track and recompletion projects and ten new development wells. Funding was provided from operating cash flow, remaining proceeds from the Offering and borrowings under the Credit Facility. The Company's production levels increased on a gas equivalent (Mcfe) basis from March 1995, when the oil and gas property acquisitions were completed, to September 1995; however, the production increases were realized at a slower pace than expected at the time of acquisition.

     The lower than expected level of production resulted from various factors including a combination of ordinary production declines, unexpected losses of production from several key wells, mechanical difficulties in the Lac Blanc Field and significant production declines in the predominantly oil producing West Cote Blanche Bay Field, which was not then operated by the Company. Contributing significantly to the shortfall in anticipated production rates were three major well projects which proved to be unsuccessful in September 1995, for which the Company expended a total of approximately $3,600,000. Also, contributing to lower than expected net revenues and operating cash flow was a significant decline in oil and gas prices during the third and early fourth quarters of 1995 compared to the corresponding quarters of the previous year. These lower than expected production rates, together with decreased oil and gas prices during the third quarter of 1995, had a significant negative effect on the Company's liquidity and cash flow from operations.

     Based on operating results for the quarter ended September 30, 1995, the Company had not yet realized the oil and gas production levels required at then current prices and costs to support the Company's capital requirements and fund existing debt service on the Senior Notes and pay dividends on its 9% Convertible Preferred Stock ("Preferred Stock"). In early October 1995, the Company had fully utilized the $15,000,000 borrowing base available under the Credit Facility, and in response to liquidity and cash flow concerns, the Company changed its focus from acquisition and development of non-producing reserves to conservation of cash resources and maintenance of existing producing properties. The Company curtailed its activities to the minimum level of maintenance necessary to operate prudently its producing oil and gas wells. All other activities, including prospect acquisitions, new drilling, and development of the Company's proved non-producing and undeveloped reserves, ceased.

     In connection with this strategy, the Company made certain changes to its corporate structure and organization aimed at reducing costs and improving operations. On November 10, 1995, Steven S. McGuire resigned as a director, Chairman of the Board and Chief Executive Officer of the Company. Samuel C. Guy, the Company's Executive Vice President, also resigned as a director. Mr. Guy's employment contract, which expired on February 29, 1996, was not renewed by the Company. The Board of Directors appointed Raymond P. Landry, previously President and Chief Operating Officer of the Company, to the position of Chairman of the Board and Chief Executive Officer. See Item 10, "Directors, Executive Officers, Promoters and Control Persons, Compliance with Section (16)(a) of the Exchange Act."

     The Company also implemented plans to reduce general and administrative expenses in Houston, Texas as well as move the corporate offices from The Woodlands, Texas, and reduce its workforce from 76 in October 1995 to 28 in June 1997. The workforce reductions, primarily from the Company's research and development activities and wireline/logging operations, were consistent with the Company's focus on conservation of cash and maintenance of existing producing properties.

     The Company experienced further decreases in oil and gas production and related cash flows in late 1995 and early 1996, which further deteriorated the Company's already weakened financial condition. At December 31, 1995, the Company was in default under certain financial covenants of the Credit Facility. As a result of the declines in oil and gas production and related cash flows, the Company was not generating, and did not expect to generate in the near term, sufficient cash flow to meet its existing obligations, including: the $6,900,000 interest payment on the Senior Notes due March 1, 1996, trade payable obligations remaining from the Company's 1995 capital expenditure program, quarterly principal and interest due on the Credit Facility, dividends on the Preferred Stock and ongoing field operating and general and administrative expenses. As liquidity problems became more severe, the Company concluded that a comprehensive financial restructuring would provide the best result to the various stakeholders in the Company.

     On February 14, 1996, the Company commenced a voluntary reorganization case under Chapter 11 of the Bankruptcy Code by filing a voluntary petition for bankruptcy relief with the Bankruptcy Court (Case No. 96BK-50212). Upon the filing of the voluntary petition for relief, the Company, as debtor-in-possession, was authorized to operate its business for the benefit of claim holders and interest holders, and continued to do so without objection or request for appointment of a trustee. All debts of the Company as of the Petition Date were stayed by the bankruptcy petition and were subject to compromise pursuant to such proceedings. The Company did not make the March 1, 1996 interest payment on the Senior Notes and pursuant to an order of the Bankruptcy Court did not make the scheduled interest payment of $381,000 to INCC on February 28, 1996, nor did it make any interest payments from that date on the Credit Facility through July of 1997. In addition, the Company did not make the first scheduled payment of $938,000 due on the Credit Facility March 31, 1996, nor did it make any principal payments from that date through July of 1997. On July 11, 1997, the Credit Facility was paid in full, pursuant to the Plan of Reorganization. The Company was required to obtain court approval for transactions outside the ordinary course of business.

     On October 22, 1996, the Company accepted and signed the proposal ("DLBW Proposal") submitted by DLB and Wexford, on behalf of its affiliated investment funds, providing the terms of a proposed capital investment in a plan of reorganization for the Company. DLB and Wexford are together referred to herein as DLBW. The Company subsequently obtained Bankruptcy Court approval of the expense reimbursement provisions of the DLBW Proposal.

     Subsequent to the Company's execution of the DLBW Proposal, DLB commenced negotiations with Texaco Exploration and Production, Inc. ("TEPI") regarding,
(i) the claim asserted by TEPI against the Company and its affiliates ("Texaco Claim"), (ii) the purchase of certain interests owned by TEPI in the West Cote Blanche Bay Field ("WCBB Assets") and (iii) the Contract Area Operating Agreement related to the WCBB Assets and various other agreements relating thereto. As a result of the negotiations, on March 11, 1997 TEPI and DLB entered into, among other agreements, the Purchase, Sale and Cooperation Agreement ("PS&C Agreement") pursuant to which DLB (i) agreed to purchase the Texaco Claim, (ii) agreed to purchase the WCBB Assets from TEPI, and (iii) agreed to guarantee ("P&A Guarantee") the performance of all plugging and abandonment obligations related to both the WCBB Assets and the Company's interests in West Cote Blanche Bay Field ("WCBB") and, in order to implement the P&A Guarantee, the Company paid into a trust ("P&A Trust") established for the benefit of the State of Louisiana, $1,000,000 on the Effective Date of the Plan.

     Pursuant to the PS&C Agreement, on the Effective Date of the Plan, DLB among other things, assigned its rights associated with the WCBB Assets to New WRT, and as a result, New WRT assumed jointly and severally with DLB, the liabilities with respect to the WCBB Assets.

     By order dated May 2, 1997, the Bankruptcy Court approved the Plan. The Plan involved (i) the issuance to WRT's unsecured creditors, on account of their allowed claims, an aggregate of 10 million shares of New WRT Common Stock, (ii) the issuance to WRT's unsecured creditors, on account of their allowed claims, the right to purchase an additional three million eight hundred thousand shares (3,800,000) of New WRT Common Stock at a purchase price of $3.50 per share ("Rights Offering"), (iii) the issuance to DLBW and affiliates of the number of shares of New WRT Common Stock obtained by dividing DLBW's Allowed Secured Claim ("Secured Claim") amount by a conversion price of $3.50 per share, (iv) the purchase by DLBW of all shares of New WRT Common Stock not otherwise purchased pursuant to the Rights Offering, (v) the transfer by DLB of the WCBB Assets to the Company along with the associated P&A Trust and associated funding obligation in exchange for five million shares (5,000,000) of New WRT Common Stock, (vi) the funding by WRT of $3,000,000 to an entity (the "Litigation Entity") to be controlled by an independent party for the benefit of most of the Company's existing unsecured creditors. WRT transferred to the Litigation Entity any and all causes of action, claims, rights of actions, suits or proceedings which have been or could be asserted by WRT except for (a) the action to recover unpaid production proceeds payable to WRT by Tri-Deck Oil & Gas Company and (b) the foreclosure action to recover title to certain assets, (vii) the distribution of warrants to purchase New WRT Common Stock at an exercise price of $10.00 per share to holders of certain securities litigation claims against the Debtor and to holders of the Debtor's Common Stock and preferred stock, and
(viii) the cancellation of the Debtor's common stock and preferred stock. Pursuant to the Plan, New WRT owns a 12% economic interest in the Litigation Entity and the remainder of the economic interests in the Litigation Entity were allocated to unsecured creditors based on their ownership percentage of the thirteen million eight hundred thousand (13,800,000) shares distributed and issued as described in (i) and (ii) above. The Plan became effective on July 11, 1997.

     Upon the Effective Date of the Plan, New WRT became the owner of one hundred percent (100%) of the working interest in the shallow contract area at WCBB. The proceeds from the Rights Offering were utilized to provide the cash necessary to satisfy Administrative and Priority Claims ("APC"), fund the Litigation Entity with $3,000,000 and provide New WRT with working capital.

OIL AND GAS PROPERTY ACQUISITIONS

     In December 1994, the Company entered into a definitive agreement with LLOG Exploration Company ("LLOG") for the purchase of LLOG's working interest (approximately 100%) in the Bayou Penchant Field (the "Initial LLOG Property"). The Company concluded the acquisition of the Initial LLOG Property in late January 1995 for a purchase price of approximately $15,600,000 plus a $5,000,000 nonrefundable deposit towards the purchase from LLOG of certain additional oil and gas properties, described below. The approximately $20,600,000 paid to LLOG was financed by borrowings of $15,000,000 under the Credit Facility, and by the issuance to LLOG of a short-term, promissory note for approximately $5,600,000 (the "Seller Financing Note"). In early February 1995, the Company refinanced the Seller Financing Note from the proceeds of a $7,500,000 bridge loan (the "Bridge Loan") provided by Cargill Financial Services Corporation. The net proceeds from the Offering were used to repay the $7,500,000 Bridge Loan.

     In December 1994, the Company and LLOG also entered into a letter of intent for the purchase by the Company of a second group of oil and gas properties owned by LLOG (the "Remaining LLOG Properties"). Separate purchase contracts for each of the Remaining LLOG Properties were entered into in January 1995. The Company concluded the acquisition of the Remaining LLOG Properties in early March 1995 for an aggregate purchase price of approximately $46,400,000, less the $5,000,000 nonrefundable deposit previously paid to LLOG in connection with the Company's acquisition of the Initial LLOG Property. The Company paid interest to LLOG on the unpaid balance of the purchase price of the Remaining LLOG Properties (approximately $41,400,000) at the rate of 8.5% per annum from the date of the purchase contracts until closing of the acquisitions. The approximately $41,400,000 paid to LLOG was financed with proceeds from the Offering.

     The Remaining LLOG Properties consist of working interests in four south Louisiana oil and gas fields: the Bayou Pigeon Field, the Deer Island Field, the Abbeville Field, and the Golden Meadow Field. The Company owns a 100% working interest in substantially all acreage comprising the Initial LLOG Property and the Remaining LLOG Properties, other than the Abbeville Field in which it owns approximately 70% of the working interest. The Company is the operator of the Initial LLOG Property and the Remaining LLOG Properties. During 1996, the Company received notice of a possible title failure on approximately, 43 acres in the Bayou Pigeon Field. See further discussion in "Item
2 -- Properties -- Title to Oil and Gas Properties."

     In January 1995, the Company entered into an agreement in principle with an affiliate of Benton Oil and Gas Company and two affiliates of Tenneco, Inc. to purchase an additional 43.75% working interest in the shallow reservoirs (above the Rob "C" marker located at approximately 10,500 feet) of WCBB, a property in which the Company then owned a 6.25% working interest. The purchase price for the additional interest in the WCBB was approximately $20.0 million. The purchase was completed in April 1995.

     In connection with the Plan, DLB executed definitive documentation with TEPI, an affiliate of Texaco, related to WCBB. The transaction occurred in two stages, the first of which closed on March 11, 1997. On that date, (i) DLB acquired the Texaco Claim, (ii) acquired the remaining 50% working interest in the shallow reservoirs (above the Rob "C" marker located at approximately 10,500 feet) in WCBB, and (iii) assumed certain operational and plugging and abandonment obligations related to WCBB. At the second closing, which occurred on July 11, 1997, the Effective Date of the Plan, DLB transferred the WCBB Assets to New WRT in exchange for five million (5,000,000) shares of New WRT Common Stock and the assumption by New WRT of certain plugging and abandonment obligations related to WCBB.

     In December 1994, the Company purchased a 100% working interest (approximately 75% net revenue interest) in leases covering approximately 300 acres in the Napoleonville Field for a purchase price of $9.8 million which was paid by the issuance of 1,300,000 shares of the Company's common stock.

     During 1995, the Company purchased for approximately $1.2 million and $600,000, respectively, certain additional leasehold acreage in the Napoleonville Field and saltwater disposal facilities from BSFI Western E&P, Inc. ("BSFI"). At the time of the purchase, BSFI, as a 5.5% common shareholder of the Company, was a related party. In connection with the purchase, the parties also effected the settlement of a potential dispute between BSFI and the Company related to an assertion by BSFI that the Company allegedly failed to timely register for resale of the 1,300,000 common shares issued to purchase the Napoleonville Field.

BUSINESS STRATEGY

     As previously discussed, until the fourth quarter of 1995, the Company's stated business strategy was the acquisition of operated working interests in large, mature oil and gas fields in south Louisiana and the development of such properties utilizing its technology and its experience along the Louisiana Gulf Coast. The Company sought to utilize current technologies to take advantage of certain characteristics common to most of the principal oil and gas fields on the Louisiana Gulf Coast, including their complex geology, the presence of large numbers of shut-in wells, the presence of potentially productive bypassed geological zones in these mature fields, and excessive water production from producing wells.

     The Company continued to evaluate potential oil and gas properties which met its specific acquisition criteria until liquidity concerns and availability of capital forced the Company to reevaluate its acquisition program. During the fourth quarter of 1995, the Company suspended its property acquisition, development and workover activities and while in bankruptcy operated as a debtor-in-possession, performing only those workovers approved by the Bankruptcy Court.

     The Company's business strategy going forward is to exploit its existing properties and acquire additional Louisiana Gulf Coast properties with exploitation and exploration potential.

  Technology

     Prior to its change in strategy, the Company utilized its technology and experience along the Louisiana Gulf Coast in acquiring and operating mature, underproduced properties in the region. The Company's principal areas of technical expertise were well logging and interpretation, fluid separation and its computerized database on approximately 100,000 wells.

     The Company continued the development of its technologies during 1995, primarily in the area of logging tool development. The Company contracted for the construction of four logging tools during 1995, two of which were completed in 1995 and two of which were completed in 1996. The Company has maintained its wireline and logging assets; however, as discussed previously, the Company's reduction in workforce included substantially all of the employees involved in the wireline and logging operations. In November 1995 as part of the corporate restructuring, the Company formed a new wholly-owned subsidiary, WRT Technologies, Inc. allowing the Company to segregate into two lines of business, one containing the existing oil and gas assets and the other containing the technology based assets, including wireline and logging and fluid separation assets. As part of the Plan, WRT Technologies was dissolved into WRT.

     The Company plans to use certain of its logging tool technology in developing its existing properties in accordance with its Plan of Reorganization.

COMPETITION AND MARKETS

     Availability of Markets. The availability of a ready market for any oil and/or gas produced by the Company depends on numerous factors beyond the control of management, including but not limited to, the extent of domestic production and imports of oil, the proximity and capacity of gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and gas production and federal regulation of gas sold in interstate commerce. Gas produced by the Company in Louisiana is sold to various purchasers who service the areas where the Company's wells are located. The Company's wells are not subject to any agreements that would prevent the Company from either selling its gas production on the spot market or committing such gas to a long-term contract; however, there can be no assurance that the Company will continue to have ready access to suitable markets for its future oil and gas production.

     Impact of Energy Price Changes. Oil and gas prices can be extremely volatile and are subject to substantial seasonal, political and other fluctuations. The prices at which oil and gas produced by the Company may be sold is uncertain and it is possible that under some market conditions the production and sale of oil and gas from some or all of the Company's properties may not be economical. The availability of a ready market for oil and gas and the prices obtained for such oil and gas, depend upon numerous factors beyond the control of the Company, including competition from other oil and gas suppliers and national and international economic and political developments. Because of all of the factors influencing the price of oil and gas, it is impossible to accurately predict future prices.

REGULATION

     Orphaned Well Act. In June 1993, the Louisiana legislature passed the Louisiana Oilfield Site Restoration Law (the "Orphaned Well Act") which provides that if an oil field site is transferred from one party to another, the parties to the transfer may elect to establish a trust account for such site to provide a source of funds for future site restoration. A primary advantage of this law is that, once the site-specific trust account has been approved by the Secretary of the Louisiana Department of Natural Resources (the "DNR"), the party transferring the oil field site is relieved of liability by the state for any site restoration costs or actions associated with the site. Management believes that this makes the Company and others who are willing to use this law more competitive as purchasers of oil and gas properties. If the parties to a transfer elect to be covered under the Orphaned Well Act, the Secretary of the DNR will require that a site assessment be performed by a contractor approved by the special state commission created under the statute and will require the parties to the transaction to provide a proposed funding schedule for the trust account. The site assessment must specifically identify site restoration costs needed to restore the oil field site based on conditions existing at the time of the transfer. Generally, some contribution to the trust account will be required at the time of the transfer and additional funding will be required quarterly thereafter until the account is fully funded. The trust account is monitored by the DNR and the funds in the trust accounts remain the property of the DNR. The purchaser of the oil field site is liable for site restoration at the end of its useful life. If the purchaser restores the site, the purchaser will be entitled to recover the balance of the trust account. Compliance with such law does not, however, relieve the parties to the transaction from liability to private parties.

     The Company is contractually committed in its purchase contracts for the Initial LLOG Property and Remaining LLOG Properties to establish plugging and abandonment escrow funds as allowed by Louisiana's Orphaned Well Act. In connection with its bankruptcy case, LLOG filed a claim asserting, inter alia, that the Debtor was required, notwithstanding the bankruptcy case, to fulfill its contractual commitment to establish plugging and abandonment funds (the "Asserted LLOG P&A Trusts"), and that LLOG had a vendor's lien on the Initial LLOG Property and Remaining LLOG Properties securing the Debtor's performance of the contractual commitment. The Debtor disputed LLOG's claim and its asserted vendor's lien, and filed an objection seeking a disallowance of LLOG's claim and a determination that any claim asserted by LLOG with respect to the Asserted LLOG P&A Trusts was unsecured. On July 8, 1997, the Bankruptcy Court ruled that LLOG's claim with respect to the Asserted LLOG P&A Trusts was secured by a valid vendor's lien on the Initial LLOG Property and Remaining LLOG Properties, but did not determine the amount of such claim. The Debtor has filed a motion requesting that the Bankruptcy Court reconsider its ruling. A hearing on the Debtor's motion is currently scheduled for November 25, 1997. Should the Debtor be unsuccessful in its defense of LLOG's claim with respect to the Asserted LLOG P&A Trusts, New WRT will be required to establish plugging and abandonment funds. The amount of and terms of payment into each fund will be established by the State of Louisiana upon completion of an independent study to be commissioned by the Company. As of December 31, 1996, and as of the date of this report, the independent study had not been completed. Accordingly, the Company is unable to determine the amount and payment towards the future obligation related to these commitments.

     Environmental Regulation. Operations of the Company are subject to numerous federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities, prohibit drilling activities on certain lands lying within wetlands or other protected areas and impose substantial liabilities for pollution resulting from drilling and production operations. Moreover, state and federal environmental laws and regulations may become more stringent. These environmental laws and regulations may affect the Company's operations and costs as a result of their effect on oil and gas development, exploration, and production operations. For instance, legislation has been proposed in Congress from time to time that would amend the federal Resource Conservation and Recovery Act of 1976 ("RCRA") to reclassify oil and gas production wastes as "hazardous waste." If such legislation were enacted, it could have a significant impact on the Company's operating costs, as well as the oil and gas industry in general. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed the Company is unable to predict the ultimate cost of compliance. In addition, The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") and certain state laws and regulations impose liability for cleanup of waste sites and in some cases attorney's fees, exemplary damages and/or trebling of damages.

     The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits do not apply. Few defenses exist to the liability imposed by the OPA. The OPA also imposes ongoing requirements on a responsible party, including proof by owners and operators of offshore oil and gas facilities of establishment of $150,000,000 in financial responsibility. Financial responsibility could be established by various means including insurance, guarantee, surety bond, letter of credit or qualification as a self-insurer. There is substantial uncertainty as to whether insurance companies or underwriters will be willing to provide coverage under the OPA. The financial tests or other criteria that will be used to judge self-insurance are also uncertain. The Company cannot predict the final resolution of these financial responsibility issues but such requirements have the potential to result in the imposition of substantial additional annual costs on the Company or otherwise materially adversely affect the Company. The impact of the rule should not be any more adverse to the Company than it will be to the other similarly situated or less well capitalized owners or operators. See "Operational Hazards and Insurance".

     The Clean Water Act, together with the related National Pollution Discharge Elimination System ("NPDES"), and similar state environmental laws are expected to prohibit oil and gas producers from discharging produced water overboard into waters of the U.S. shoreward of the territorial seas ("Coastal Waters") within one year or less. The Company is currently discharging produced water overboard at its Tigre Lagoon facility in Louisiana. In June 1995, the Company began underground injection at its East Hackberry facility and discontinued overboard discharge. The Company received the final permit (WP #4831) from the Louisiana Department of Environmental Quality ("LDEQ") on February 18, 1995 in connection with its Tigre Lagoon facility. The final permit expired on December 31, 1996. In addition, the Company has filed and obtained a NPDES permit with the Environmental Protection Agency ("EPA") for coverage of the applicable Company Coastal Waters facilities under the EPA general permit relating to discharge of produced water.

     Radioactive Materials Licensing. The Company is licensed, regulated and subject to inspection by the LDEQ with respect to the ownership and operation of its radioactive well logging tools. Failure to comply with such licensing and regulatory requirements could cause the Company to lose its rights to operate its well logging tools. The Company's radioactive well logging tools require the use of radioactive materials and explosives which may result in substantial losses or liabilities to third parties, including claims for bodily injuries, reservoir damage, loss of reserves, environmental damage and other damages to persons or property. See "Operational Hazards and Insurance" below.

     Federal and State Regulation. Complex regulations concerning all phases of energy development at the local, state and federal levels apply to the Company's operations and often require interpretation by the Company's professional staff or outside advisors. The federal government and various state governments have adopted numerous laws and regulations respecting the production, transportation, marketing and sale of oil and gas. Regulation by state and local governments usually covers matters such as the spacing of wells, allowable production rates, pooling and unitization, environmental protection, pollution control, pricing, taxation and other related matters. In Louisiana, the Commissioner of the Office of Conservation is empowered to create geographic or geological units for drilling and producing wells which units contain, in the Commissioner's sole judgement, the production acreage likely to be efficiently and economically drained by such well. These units are created only after notice to interested parties and a hearing at which time the Commissioner will accept geological and engineering testimony from the interested parties. The creation of these units could have the result of combining the Company's leasehold interest with lease acreage held by competing producers and could have the effect of reducing the Company's interest in a drilling or producing well below the leasehold interest to which the Company would otherwise be entitled. Unitization of the Company's properties may force the Company to share production from its wells and leases with others and can occur after development or acquisition costs have been incurred by the Company. If the Company's leases are subjected to unitization, the Company may ultimately be entitled to a lesser share of production from its wells than it expected. Any federal leases acquired by the Company will be subject to various federal statutes and the rules and regulations of federal administrative agencies. Moreover, future changes in local, state or federal laws and regulations could adversely affect the operations of the Company.

     Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Numerous departments and agencies, both federal and state are also authorized by statute to issue, and have issued, rules and regulations binding the oil and gas industry that often are costly to comply with and that carry substantial penalties for non-compliance. In addition, production operations are affected by changing tax and other laws relating to the petroleum industry, by constantly changing administrative regulations and possible interruption or termination by government authorities.

     The Federal Energy Regulatory Commission (the "FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). In the past, the federal government has regulated the prices at which oil and gas could be sold. Currently, sales by producers of natural gas, and all sales of crude oil, condensate and natural gas liquids can be made at uncontrolled market prices, but Congress could reenact price controls at any time.

     The Company's natural gas gathering operations may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement, and management of facilities. Pipeline safety issues have recently become the subject of increasing focus in various political and administrative arenas at both the state and federal levels. The Company cannot predict what effect, if any, the adoption of additional pipeline safety legislation might have on its operations, but does not believe that any adverse effect would be material.

     Proposals and proceedings that might affect the oil and gas industry are routinely pending before the Congress, FERC, and the courts. The Company cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been very heavily regulated. There is no assurance that the current regulatory approach pursued by the FERC will continue indefinitely into the future.

     Notwithstanding the foregoing, it is not anticipated that compliance with existing federal, state and local laws, rules and regulations will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

OPERATIONAL HAZARDS AND INSURANCE

     The Company's operations are subject to all of the risks normally incident to the production of oil and gas, including blowouts, cratering, pipe failure, casing collapse, oil spills and fires, each of which could result in severe damage to or destruction of oil and gas wells, production facilities or other property, or injury to persons. The energy business is also subject to environmental hazards, such as oil spills, gas leaks, and ruptures and discharge of toxic substances or gases that could expose the Company to substantial liability due to pollution and other environmental damage. Although the Company maintains insurance coverage considered to be customary in the industry, it is not fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. The occurrence of a significant event that is not fully insured against could have a material adverse effect on the Company's financial position.

EMPLOYEES

     At December 31, 1996, the Company employed 29 persons, including 3 executives. At November 14, 1997, the Company employed 25 persons, including 1 executive. None of the Company's employees are represented by labor unions or covered by any collective bargaining arrangement. The Company considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

PRINCIPAL OIL AND GAS PROPERTIES

     The Company owns interests in a number of producing oil and gas properties located along the Louisiana Gulf Coast. At December 31, 1996, the Company served as the operator of all properties in which it held an interest except for WCBB. See "Principal Oil and Gas Properties -- West Cote Blanche Bay" for 1997 activity. See description of WCBB and 1997 activity in field descriptions following this table. The following table presents certain information as of December 31, 1996 respecting the Company's net interest in its producing oil and gas properties, including those held through joint ventures.

                               PRODUCING        SHUT-IN                            PROVED RESERVES(2)
                                 WELLS           WELLS           ACREAGE       --------------------------
                              ------------   -------------   ---------------    GAS       OIL      TOTAL
        PROPERTY(1)           GROSS   NET    GROSS    NET    GROSS     NET     (MMCF)   (MBBLS)   (MMCFE)
        -----------           -----   ----   -----   -----   ------   ------   ------   -------   -------
Abbeville Field.............     2     1.4      0      0.0       60       42     249         3       267
Bayou Penchant Field........     7     7.0      5      5.0    1,360    1,360   5,767        25     5,917
Bayou Pigeon Field..........    11     9.9      2      2.0    1,490    1,490     831       317     2,733
Deer Island Field...........     6     5.4      0      0.0      412      412   3,541       171     4,567
East Hackberry Field........    22    11.8     63     32.8    3,582    1,791   2,230     1,661    12,206
Golden Meadow Field.........     1     1.0      0      0.0      171      171   1,063        29     1,237
Lac Blanc Field.............     3     0.2      6      4.0    4,841    2,887      90         0        90
Napoleonville Field.........     3     3.0      2      2.0      278      278     137       326     2,093
West Hackberry Field........     7     7.0     18     18.0      592      592       0        31       186
West Cote Blanche Bay.......    56    26.0    336    168.0    5,892    2,946   1,213    11,360    69,373
Other Wells.................     2     0.7      8      4.3    1,559      522       0         0         0
                               ---    ----    ---    -----   ------   ------   ------   ------    ------
          Total at year
            end.............   120    73.4    440    236.1   20,237   12,491   15,121   13,923    98,669
                               ---    ----    ---    -----   ------   ------   ------   ------    ------

---------------

(1) Substantially all properties are located in south Louisiana.

(2) Represents proved reserves attributable to properties as estimated by independent petroleum engineers. See Note 20 to "Notes to Consolidated Financial Statements."

     Abbeville Field. The Abbeville Field, purchased in March 1995 and situated on dry land near Abbeville in Vermillion Parish, Louisiana, was first discovered by Continental Oil Company ("Conoco") in 1939. The Company acquired approximately 70% of the working interest before payout (approximately 67% after payout) with an average net revenue interest ("NRI") of approximately 54% before payout (51% after payout) in approximately 60 gross acres, in the field. The three tracts acquired contain varying depth limitations. In one tract the Company acquired only the rights below 9,550 feet. Another tract is limited to depths from the surface down to 13,000 feet. The third tract contains both leases without depth limitations and leases with depth limited from the surface down to 13,000 feet. The two wells in the Abbeville Field produce primarily gas. During 1995, the Company successfully recompleted one gas well in the Abbeville Field. During 1996, both of the wells were recompleted to new producing horizons but one of the wells produced only a minimal amount of gas before depleting.

     Bayou Penchant. The Bayou Penchant Field, purchased in January 1995, consists of approximately 1,360 gross acres of leases, and includes nine producing wells, three shut-in wells and one salt water disposal well in Terrebonne Parish, Louisiana. The Company's working interest is 100% (approximately 86% average NRI) in all but one well, the CL&F No 7 well in which the Company's working interest is approximately 70% (59% NRI). The Bayou Penchant Field is located in a marshy area with existing dredged canals and produces primarily gas from multiple productive zones, ranging in depth from 2,400 to 10,400 feet. During 1995, there were eight successful gas zone recompletion attempts in the Bayou Penchant Field and no failures. In addition, two development wells were drilled, one resulting in a dry hole and the other successfully completed as a producing gas well. During 1996, two wells were the subject of unsuccessful recompletion attempts. Both of these operations involved the use of relatively low cost "through-tubing" techniques utilizing wireline equipment to perform the operations. A third well was also targeted for the use of similar procedures but the intended operations were aborted when it was discovered that the well's production tubing was damaged.

     Bayou Pigeon Field. The Bayou Pigeon Field, purchased in March 1995, consists of approximately 1,490 gross acres located in the marshy coastal waters on both sides of Little Bayou Pigeon in Iberia Parish, Louisiana. The Company has a 100% working interest in thirteen wells (eleven producing and two shut in wells, approximately 80% average NRI). The Company initially believed they owned a 100% working interest in three additional wells in the Bayou Pigeon Field; however, subsequent to December 31, 1995, the Company received notice from a third party claiming that the Company's title has failed as to approximately 43 acres. If it is ultimately determined that the Company's title has failed, the Company's working interest in these three wells would be reduced to approximately 7% (5% NRI), 75% (63% NRI) and 95% (72% NRI), respectively. The Company's financial statements as of and for the years ended December 31, 1995 and 1996 reflect operating results and proved reserves for the reduced working and net revenue interests. As the title failure predates its ownership of the field, the Company is currently evaluating its recourse against the predecessors-in-title relative to this issue. Production from the Bayou Pigeon Field is predominately oil from multiple productive zones at depths ranging from 6,900 to 12,000 feet. During 1995, three successful gas zone and three successful oil zone recompletions were performed in the Bayou Pigeon Field with one attempt being unsuccessful. One new development well was successfully drilled for previously untapped reserves and completed as a producing oil well. During 1996, one well was successfully recompleted.

     Deer Island Field. The Deer Island Field, purchased in March 1995, is located in marshy, inland waters in Terrebonne Parish, Louisiana and is accessed by workboat through dredged canals. The Company acquired a 100% working interest (approximately 73% NRI before payout and 66% thereafter) in approximately 412 acres comprised of two non-contiguous lease blocks in the Deer Island Field. Current production from the southern lease block is primarily gas from multiple producing zones at depths ranging from 8,200 to 10,200 feet. The two wells in the northern lease block produce from an oil sand at a depth of approximately 10,350 feet. The interests in both tracts were originally acquired through two separate subleases from Exxon. In the southern lease block, the interest is composed of three tracts with varying depth limitations, with the greatest depth being approximately 10,500 feet. Exxon retained the rights below 10,500 feet and Exxon or other producers own the rights to the other outstanding depths. In the northern lease block, the interest is limited to depths between the surface and 10,720 feet. During 1996, LLOG Exploration Company completed a new well into a unit in which the Company holds an interest. Although not yet approved by the State of Louisiana, the Company expects to ultimately hold a minimum working interest of approximately 38.9% (34% NRI) of production from this unit.

     East Hackberry Field. In February 1994, the Company purchased a 100% working interest (approximately 82% average NRI) in certain producing oil and gas properties situated in the East Hackberry Field in Cameron Parish, Louisiana. The purchase included two separate lease blocks, the Erwin Heirs Block, originally developed by Gulf Oil Company and the Texaco State Lease ("S/L") 50 Block, originally developed by Texaco, Inc. The East Hackberry Field is located along the western shore of Lake Calcasico in Cameron Parish, Louisiana approximately 80 miles west of Lafayette and 15 miles inland from the Gulf of Mexico. The properties cover approximately 3,582 acres of oil and gas leases, together with 22 productive wells and 63 shut-in wells that were originally drilled by Gulf Oil Company and Texaco.

     In September 1994, the Company sold an overriding royalty interest in certain producing oil and gas wells situated in the East Hackberry Field to Milam Royalty Corporation ("Milam"). On an aggregate basis the overriding royalty interests provide for payment to Milam of 62.5% of 80% (equal to 50% on a 100% working interest basis) of the net profits attributable to the wells covered by the arrangement until Milam recovers 150% of its cash investment and 46.875% of 80% thereafter (equal to 37.5% on a 100% working interest basis). Related agreements further provide that for an additional royalty purchase price based on the then effective percentage described in the two preceding sentences of the Company's future cost of drilling new wells or recompleting existing wells in new reservoirs (and subject to certain limitations stated in such agreements), Milam may elect to retain an identical royalty interest in the new wells. The Company retains complete operational control over the East Hackberry Field. During 1995, the Company made 20 successful oil zone recompletions and one successful gas zone recompletion. Seven such recompletion attempts proved to be unsuccessful. In addition, the Company attempted three sidetracks, two of which were completed successfully as oil wells and one of which missed the geological objective resulting in a dry hole. During 1996, three wells were successfully recompleted. Additionally, operations were conducted to convert six wells in this field to gas-lift. Two wells were the subject of unsuccessful recompletion attempts.

     Golden Meadow Field. The Golden Meadow Field, purchased in March 1995, is located in marshy, inland waters in Lafourche Parish, Louisiana and was discovered by Texaco in 1961. The portion of the Golden Meadow Field in which the Company owns a 100% working interest (approximately 79% average

NRI) covers approximately 171 acres. The Golden Meadow Field is presently producing from a gas bearing sand at a depth of approximately 12,500 feet. During 1996, the sole producing well in Golden Meadow was reworked to repair a downhole mechanical failure. This work was successful and the well was restored to production.

     Lac Blanc Field. The Lac Blanc Field, purchased in July 1993, consists of 4,841 gross acres and underlies a marsh and shoreline near the community of Pecan Island in Vermilion Parish, Louisiana and was first discovered in 1975. The Company purchased a 91% average working interest (55% average NRI) in acreage within the Lac Blanc Field from an affiliate of Freeport-McMoRan, Inc. The sellers retained a 20% back-in working interest in any new wells drilled in previously undeveloped fault blocks. The field has produced approximately 150 Bcf of gas and 1.1 MMBbls of oil since its discovery, but in recent years it has experienced substantial production declines, which were accompanied by substantial increases in water production rates. Three unsuccessful attempts were made during 1995 to restore production to this field and compensate for the reduced gas volumes caused by the unexpected onset of water production. Two workover attempts were made in the Exxon Fee No. 23 well. A split in the casing ultimately resulted in the loss of future utility in the well. During 1996, one "through-tubing" recompletion was attempted but this operation was aborted due to encountered obstructions in the well's production tubing.

     In connection with the purchase of the Lac Blanc Field, the Company established a plugging and abandonment escrow arrangement. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Commitments and Contingencies."

     Napoleonville Field. In December 1994, the Company purchased from BSFI Western E&P, Inc. ("BSFI") a 100% working interest (approximately 75% average
NRI) in approximately 300 acres of leases within the Napoleonville Field. Three producing wells, two shut-in wells and one saltwater disposal well are located within the Company's lease acreage. The Napoleonville Field is located in Assumption Parish, Louisiana on dry land and produces primarily oil from multiple pay zones which range in depth from 9,500 to 10,000 feet. The Company's interest in the Napoleonville Field was purchased in exchange for the issuance of 1,300,000 shares of its Common Stock. During 1995, three unsuccessful attempts were made to recomplete two shut-in wells in this field.

     During 1995, the Company purchased for approximately $1,200,000 and $600,000, respectively, certain additional leasehold acreage in the Napoleonville Field and saltwater disposal facilities from BSFI. At the time of the purchase, BSFI, as a 5.5% shareholder of the Company, was a related party. See "Certain Relationships and Related Transactions."

     West Hackberry Field. In November 1992, the Company purchased a 100% working interest (approximately 80% average NRI) in acreage within the West Hackberry Field, in Cameron Parish, Louisiana. The field was discovered in 1928 and was developed by Superior Oil Company (now Mobil) between 1938 and 1988. In connection with its purchase of the East Hackberry Field properties, the Company purchased a 7.5% overriding royalty interest in its West Hackberry Field that was previously retained by the original seller of the property. As a result, the Company's net revenue interest in the West Hackberry Field increased from approximately 80% to approximately 87.5%, effective March 1, 1994.

     West Cote Blanche Bay Field. TEPI, the operator of WCBB prior to March 1997, discovered the WCBB field in 1938. This field lies approximately five miles off the coast of Louisiana in St. Mary Parish in a shallow bay, with water depths averaging seven to eight feet, and overlies one of the largest salt dome structures on the Gulf Coast. The Company acquired from TEPI a 6.25% working interest in the WCBB in July 1988. In April 1995, the Company completed the purchase of an additional 43.75% working interest in WCBB from an affiliate of Benton Oil and Gas Company and two affiliates of Tenneco, Inc. The sellers retained their interests in all depths below approximately 10,500 feet. Pursuant to the Plan, at the Effective Date, the Company acquired the remaining 50% working interest in WCBB in depths above the Rob "C" marker located at approximately 10,500 feet and became the operator of the field. During 1995, ten successful oil and three successful gas recompletions were made with two additional attempts being unsuccessful. Additionally, five new development oil wells and one new development gas well were drilled. One development well was unsuccessful. These success ratios are consistent with the Company's past experience in WCBB. During 1996, nine successful oil recompletions and one successful gas recompletion were made with two attempts unsuccessful. One unsuccessful shallow attempt was also made. During 1997, the Company has successfully completed nine workovers and two new wells. Average production for the month of October was 1,354 BOPD, and recently reached a peak rate of 1,755 BOPD on October 6, 1997. The Company's engineers estimate total proved reserves from these eleven projects at approximately 1.0 MMBOE.

ACREAGE

     The following table sets forth the Company's developed acreage at December 31, 1996. The Company did not own any undeveloped acreage at December 31, 1996.

                                                              DEVELOPED ACREAGE(1)
                                                              ---------------------
                                                               GROSS         NET
                                                              --------     --------
Louisiana Onshore and State Waters..........................    19,856       12,396
Texas Onshore...............................................       381           95
                                                                ------       ------
          Total.............................................    20,237       12,491
                                                                ======       ======

---------------

(1) Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation. Developed acreage in certain of the Company's properties that include multiple formations with different well spacing requirements may be considered undeveloped for certain formations but have only been included as developed acreage in the presentation above. Certain acreage is subject to depth limitations.

     The oil and gas leases in which the Company has an interest are for varying primary terms and may require the payment of delay rentals to continue the primary terms. The leases may be surrendered by the operator at any time by notice to the lessors, by the cessation of production or by failure to make timely payment of delay rentals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Commitments and
Contingencies -- Texaco Global Settlement."

DRILLING AND RECOMPLETION ACTIVITIES

     The following table contains data with respect to certain of the Company's field operations during the years ended December 31, 1996, 1995 and 1994. The Company drilled no exploratory wells during the periods presented.

                                                          YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                     1996           1995           1994
                                                 ------------   ------------   ------------
                                                 GROSS   NET    GROSS   NET    GROSS   NET
                                                 -----   ----   -----   ----   -----   ----
Recompletions, Side-Tracks and Deepenings
  Oil..........................................   12      5.7    35     19.5    23      9.9
  Gas..........................................    5      3.2    17     12.7     5      3.2
  Non-Productive...............................    7      4.7    18     13.1     8      6.7
                                                  --     ----    --     ----    --     ----
          Total................................   24     13.6    70     45.3    36     19.8
                                                  ==     ====    ==     ====    ==     ====
Development Wells
  Oil..........................................    0        0     6      3.5     1        1
  Gas..........................................    0        0     2      1.1     1      0.1
  Non-Productive...............................    1      0.5     2      1.1     0        0
                                                  --     ----    --     ----    --     ----
          Total................................    1      0.5    10      5.7     2      1.1
                                                  ==     ====    ==     ====    ==     ====

TITLE TO OIL AND GAS PROPERTIES

     It is customary in the oil and gas industry to make only a cursory review of title to undeveloped oil and gas leases at the time they are acquired and to obtain more extensive title examinations when acquiring producing properties. However, with respect to future undeveloped leasehold and producing property acquisitions, if any, the Company will conduct title examinations on material portions of such properties in a manner generally consistent with industry practice. Certain of the Company's oil and gas properties may be subject to title defects, encumbrances, easements, servitudes or other restrictions, none of which, except as noted below, in management's opinion, will in the aggregate materially restrict the Company's operations.

     During 1996, the Company received notice that a third party is claiming that the Company's title has failed with respect to approximately 43 acres in the Bayou Pigeon Field. Some or all of the acreage in dispute is considered to be productive in three separate production units. Under the assumption that the Company's title is flawed, the Company's working interest in three units may be reduced from 100% of each unit to approximately 7% (5% NRI), 74% (63% NRI), and 95% (72% NRI). Financial statements as of and for the years ended December 31, 1996 and 1995, reflect operating results and proved reserves discounted for this possible failure. As the title failure predates its ownership of the field, the Company is currently evaluating its recourse against the predecessors-in-title relative to this issue. The Company is currently negotiating a settlement with the third party pursuant to their claim.

RESERVES

     The oil and gas reserve information set forth below represents only estimates. Reserve engineering is a subjective process of estimating volumes of economically recoverable oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and gas that are ultimately recovered. Estimates of economically recoverable oil and gas and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices, and future production rates and costs. The following table sets forth estimates of the proved oil and gas reserves of the Company at December 31, 1996, as estimated by the Company's independent petroleum engineers, Netherland, Sewell & Associates, Inc. ("NSAI"), reduced for the proved reserves attributable to the possible title failure of approximately 43 acres in the Bayou Pigeon Field. See "Title to Oil and Gas Properties" above.

                                              1996                                 1995
                                ---------------------------------   ----------------------------------
                                DEVELOPED   UNDEVELOPED    TOTAL    DEVELOPED   UNDEVELOPED    TOTAL
                                ---------   -----------   -------   ---------   -----------   --------
                                                            (IN THOUSANDS)
Oil(MBbls)....................     9,550        4,373      13,923     10,209        4,418       14,627
Gas...........................    11,687        3,434      15,121     16,663        2,408       19,071
Mmcfe.........................    68,987       29,672      98,659     77,917       28,976      106,893
Year-end present value of
  estimated future revenues...   $67,527      $31,140     $98,667    $40,798      $10,569     $ 51,967

     Total reserves decreased to approximately 99 billion cubic feet equivalents ("Bcfe") at December 31, 1996, from approximately 107 Bcfe at December 31, 1995. The 1996 year-end estimates decreased from amounts previously reported due to production of approximately 7 Bcfe at December 31, 1996, and downward revisions by NSAI of previous estimates offset by upward revisions attributable to the general increase in oil and gas prices. The average price received for oil and gas during the first nine months of 1997 was $20.25 per bbl and $2.52 per Mcf, respectively.

     The estimated future net revenues set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions prevailing at December 31, 1996. The estimated future production is priced at December 31, 1996, without escalation using $26.07 per Bbl and $3.90 per Mcf. Additional information concerning the Company's oil and gas reserves and disclosure of the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited) is set forth in the notes to the Company's consolidated financial statements.

     The 1995 year-end reserve estimates prepared by NSAI included significant downward revisions from previously reported volumes. Total reserves decreased from approximately 205 billion cubic feet equivalents ("Bcfe"), as previously reported on a pro forma basis in the Company's 1994 Annual Report after considering the property acquisitions completed during 1995, to approximately 107 Bcfe at December 31, 1995. These year-end estimates decreased from amounts previously reported due to production of approximately 15 Bcfe and significant downward revisions by NSAI of previous estimates. Approximately 38 Bcfe of these revisions result from differences in professional opinion between NSAI and the Company's predecessor independent engineering firms, The Scotia Group, Huddleston & Co. and Veazey & Associates. These differences, many of which relate to classification of reserves within the different oil and gas reserve categories (i.e. proved, probable and possible) are due to the numerous engineering, geological and operational assumptions that generally are derived from limited data. Common assumptions, which involve the exercise of subjective professional judgment, include such matters as the arial extent and average thickness of a particular reservoir, the average porosity and permeability of the reservoir, the anticipated future production from existing and future wells, future development and production costs, and the ultimate hydrocarbon recovery percentage. Additional downward revisions are attributed to field development activity and production data during the year. Drilling and recompletion activities, including the unsuccessful well projects in the Company's East Hackberry and Bayou Penchant fields resulted in significant reserve losses. The mechanical failure of the Exxon Fee #23 well and the increased water production from the field also had a negative effect on the Company's reserves at December 31, 1995. These events, coupled with revised geological interpretation utilizing recent well performance and reservoir data available, resulted in the further downward revision of approximately 45 Bcfe.

     In compliance with federal law, the Company files annual reports with the Energy Information Agency of the U S. Department of Energy with respect to its production of oil and gas during each calendar year and its estimated oil and gas reserves at the end of each year. The reserve values set forth above and in the Company's Consolidated Financial Statements attached hereto may vary within five percent from the estimates previously provided to the Department of Energy by the Company due to the Company's practice of including in its report to the U.S. Department of Energy all oil and gas production and reserves attributable to wells for which the Company serves as operator.

PRODUCTION, PRICES AND COSTS

     The Company sells its oil and gas at the wellhead and does not refine petroleum products. Other than normal production facilities, the Company does not own an interest in any bulk storage facilities or pipelines. As is customary in the industry, the Company sells its production in any one area to relatively few purchasers, including transmission companies that have pipelines near the Company's producing wells. Gas purchase contracts are generally on a short-term "spot market" basis and usually contain provisions by which the prices and delivery quantities for future deliveries will be determined. The majority of the Company's crude oil production is sold on 30-day "evergreen" contracts with prices based on postings plus a premium. The following table contains certain historical data respecting the average sales prices received and the average production costs incurred by the Company during the years ended December 31, 1996, 1995 and 1994.

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1996      1995       1994
                                                           ------    -------    ------
Production Volumes
  Oil (MBbls)............................................     615        778       270
  Gas (MMcf).............................................   3,629      7,403     3,503
  Gas equivalents (MMcfe)................................   7,319     12,071     5,123
Average Prices
  Oil (per Bbl)..........................................  $22.17    $ 16.59    $16.44
  Gas (per Mcf)..........................................  $ 2.86    $  1.59    $ 1.88
  Gas equivalents (per Mcfe).............................  $ 3.28    $  2.04    $ 2.15
Average production costs (per Mcfe)......................  $ 1.82    $  0.79    $ 0.60
Average production taxes (per Mcfe)......................  $ 0.24    $  0.18    $ 0.16

     Percentages of revenues from oil and gas sales to specific customers representing 10% or more of annual oil and gas revenues are recapped below:

                                                           YEAR ENDED DECEMBER 31,
                                                           ------------------------
                                                           1996      1995      1994
                                                           ----      ----      ----
Texas-Ohio Gas, Inc......................................  N/A       13%       52%
Plains Marketing and Transportation......................  39%       19%       N/A
Riverside Pipeline Company...............................  N/A       15%       N/A
Tri-Deck Oil and Gas Company.............................  26%       32%       N/A
Prior Energy.............................................  15%       N/A       N/A

FACILITIES AND EQUIPMENT

     As part of management's plans to reduce operating costs and overhead, in March 1996 the Company relocated its principal offices to Lafayette, Louisiana, occupying approximately 12,000 square feet of leased premises. In February 1996, the Company moved its corporate office from The Woodlands, Texas, where it occupied approximately 24,000 square feet, to Houston, Texas, where it occupied approximately 7,000 square feet of leased space until June 24, 1997 at which time the Houston office was closed. In connection with the Reorganization Case, the Court approved the Company's rejection of the office lease in The Woodlands, Texas. Rentals under such leases aggregated approximately $257,000 and $28,000 during 1995 and 1996, respectively. The Woodlands Corporation ("TWC") filed a Secured Claim in the amount of $250,000 in connection with the rejection of this lease alleging the Claim is secured by the value of certain office equipment and furniture pledged by WRT. The value of such collateral is substantially less than the asserted Secured Claim; therefore, WRT filed an objection to TWC's Secured Claim to the extent that such Claim amount exceeds the value of the collateral. On April 22, 1997, the Bankruptcy Court granted the claimant an allowed secured claim in the amount of $118,000 and an allowed unsecured claim in the amount of $150,000.

     The Company owns an industrial building located in Lafayette, Louisiana with approximately 12,500 square feet of office, warehouse and shop space. This space currently houses the Company's well logging technology.

     The Company's cased hole logging equipment includes two wireline logging trucks with complete mobile laboratories, two skid mounted wireline units with mobile laboratories, four sets of small diameter radioactive well logging tools, five sets of large diameter radioactive well logging tools, and all necessary wireline and pressure control equipment for onshore and offshore well logging.

ITEM 3. LEGAL PROCEEDINGS

     On December 10, 1992, the Company, one of its executives, a former executive and others instituted a lawsuit against Bear, Stearns & Co. Inc. ("Bear Stearns"), Drake Capital Securities, Inc. ("Drake"), Steven Antebi ("Antebi") and Jerry Friedman ("Friedman") in the District Court of Harris County, Texas 133rd Judicial District. After settling with Drake and Friedman, the plaintiffs commenced trial on February 28, 1995. On March 21, 1995, the jury returned a verdict in favor of the Company and five of the Company's shareholders against Antebi for approximately $1,100,000. Pursuant to the jury verdict, advice of outside counsel and management's belief that recovery of its legal fees was probable, the Company recorded as a receivable approximately $1,100,000 of costs incurred in connection with the litigation. The Company, however, considered the jury verdict to be insufficient. Accordingly, the Company requested, and on August 4, 1995 was granted a new trial. Absent the jury verdict from the original trial, and considering the uncertainty regarding the timing of possible recovery in a new trial, the Company and its outside counsel concluded that they could no longer consider the recovery of the receivable to be probable. Therefore, the Company recorded a provision for this receivable in the third quarter of 1995. Prior to commencement of the new trial, the case went to mediation and was settled on February 16, 1996 for $600,000 plus court costs of approximately $69,000, subject to the approval of the Bankruptcy Court. Consequently on April 22, 1996, WRT filed a Motion for Authority to compromise the litigation, requesting that the settlement be approved and that the distribution of proceeds generated therefrom be authorized to the respective parties to the litigation pursuant to the Settlement Agreement reached. Due to objections raised as to the distribution of the litigation proceeds, the Bankruptcy Court approved the Settlement Agreement but instructed that a subsequent Motion be provided to resolve the issue of disposition of the proceeds. As a result, on August 27, 1996, WRT filed a Motion for Authorization to finally settle distribution of the litigation proceeds. On September 10, 1996, the Bankruptcy Court approved such motion and the proceeds have since been distributed accordingly, including the distribution of approximately $145,000 to WRT, which was recorded as Other Income for the year ended December 31, 1996. Settlement funds of $154,000 attributable to one of the Company's former executives have been held in escrow, pending final resolution of claims of the WRT's bankruptcy estate if any, against the former executive.

     In 1994, the Company received a certification from the DNR qualifying certain gas production under Section 107(c)(2) of the Natural Gas Policy Act of 1978 the NGPA as gas produced from geopressured brine. As required under the NGPA, the DNR's determination was forwarded to the FERC for review. In April 1995, the FERC reversed the position of the DNR, rejecting the qualification of the wells under Section 17(c)(2) of the NGPA. The Company appealed the FERC determination to the United States Court of Appeals for the Fifth Circuit, located in New Orleans, Louisiana. In February 1997, the United States Court of appeals for the Fifth Circuit affirmed the FERC's determination. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Commitments and Contingencies".

     On December 18 and 19, 1995, two class-action shareholders' suits were filed in the United States District Court for the Southern District of California, seeking damages on behalf of a purported class of persons who purchased the publicly-traded securities of the Company between October 20, 1993 and October 27, 1995. In these complaints, the plaintiffs have sued the Company, certain members of its Board of Directors, and others alleging joint and several liability for violations of Section 12(2) and Section 15 of the Securities Act of 1933. The plaintiffs also complain that all defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) of the Securities Exchange Commission. The individual defendants are alleged to be liable under
Section 20(a) of the Securities Exchange Act of 1934. On February 23, 1996, a Notice of Stay by reason of the Company's bankruptcy was filed in both actions. On March 21, 1996, all parties entered into a Stipulation whereby plaintiffs agreed to consolidate the two actions under an amended and consolidated complaint. On June 1, 1996, by agreement of all parties, the case was transferred to the Southern District of New York. By order dated May 2, 1997, the Bankruptcy Court disallowed this lawsuit in full as it relates to the Company. As a result of the Bankruptcy Court's disallowance of this lawsuit, the litigation will not have an effect on the Company's financial condition or results of operations.

     On October 24, 1997, a Third Amended Consolidated Class Action Complaint was filed in the U.S. District Court for the Southern District of New York. This Amended Complaint names as defendants the former officers and directors of WRT and certain of the Company's underwriters and reserve engineers. WRT is not named as defendant because, by its Order of March 24, 1997, the U.S. Bankruptcy Court severed all claims against WRT.

     On September 28, 1995, a lawsuit was served against the Company, Arnoult Equipment and Construction, Inc., Steven S. McGuire, Donald J. Arnoult and others in the 24th Judicial District Court for the Parish of Jefferson, State of Louisiana. The plaintiff, the former president, chief executive officer and stockholder in certain oilfield service companies used by the Company in its field development activities, alleged that the Company and others interfered with his employment, ultimately resulting in his forced resignation from such companies. The plaintiff further alleged the Company and others acted in a manner that resulted in the devaluing of the services company's assets and plaintiff's corresponding equity holdings in the companies. On November 9, 1995, the Company, et al filed with the Court exceptions of no cause of action, no right of action and vagueness. On June 6, 1997, the Bankruptcy Court disallowed this lawsuit in full.

     During 1996, WRT received notice from a third party claiming that WRT's title has failed as to approximately 43 acres in the Bayou Pigeon Field. Some or all of the acreage in the dispute is considered to be productive in three separate production units. Assuming that WRT's title is flawed, WRT's working interest in three units may be reduced from 100% of each unit to approximately 7% (5% NRI), 75% (63% NRI), and 95% (72% NRI), respectively. The financial statements as of and for the years ended December 31, 1996 and

1995, reflect operating results and proved reserves discounted for this possible title failure. As the title failure predates its ownership of the field, WRT is currently evaluating its recourse against the predecessors-in-title relative to this issue.

     During 1995, the Company entered into a marketing agreement with Tri-Deck Oil and Gas Company ("Tri-Deck") pursuant to which Tri-Deck would market all of WRT's oil and gas production. Subsequent to the agreement, Tri-Deck's principal and WRT's Director of Marketing, James Florence, assigned to Plains Marketing Tri-Deck's right to market WRT's oil production and assigned to Perry Oil & Gas ("Perry Gas") Tri-Deck's right to market WRT's gas production. During early 1996, Tri-Deck failed to make payments to WRT attributable to several months of WRT's gas production. Consequently, on May 20, 1996, the Company filed a Motion to Reject the Tri-Deck Marketing Agreement, and on May 29, 1996, the Company initiated an adversary proceeding against Tri-Deck and Perry Gas. Perry Gas was the party which ultimately purchased the Company's gas production for the months in question.

     With respect to the Motion to Reject, the Bankruptcy Court authorized the rejection and directed Tri-Deck and WRT to determine the amount of production proceeds attributable to WRT's June 1996 gas production which are payable to WRT. Thereafter, Perry Gas made payment to WRT of the June gas proceeds less $75,000 for a set-off claim by Perry Gas, which is subject to further consideration by the Bankruptcy Court. Perry Gas subsequently filed an administrative claim in the Chapter 11 case, seeking recovery for damages allegedly arising out of WRT's conduct in connection with its rejection of the Tri-Deck contract and related negotiations with Perry. By decision dated July 3, 1997, the Bankruptcy Court allowed, in part, Perry Gas' administrative claim, in the aggregate amount of approximately $64,000, and directed Perry Gas to obtain payment of such amount from the Perry Setoff Escrow, which as result of this payment, currently has a balance of approximately $10,000.

     With respect to the adversary proceeding, WRT sought recovery from Tri-Deck and/or Perry Gas of all unpaid production proceeds payable to WRT under the marketing agreement and the issuance of a temporary restraining order and preliminary injunction against both parties to prevent further disposition of such proceeds pending the outcome of the proceedings. On May 31, 1996, the Bankruptcy Court entered a consensual temporary restraining order against both Tri-Deck and Perry Gas. On June 18, 1996, a preliminary injunction was entered by the Bankruptcy Court which required Perry Gas to segregate in to a separate depository account the funds due for the purchase of WRT's April and May 1996 gas production from Tri-Deck. Subsequently, upon motion by WRT the Bankruptcy Court ordered such funds to be placed into the Bankruptcy Court's registry, as Perry Gas had made certain withdrawals from the separate depository account without authorization by the Bankruptcy Court. As of October 1, 1997, funds in the amount of approximately $1,700,000 remained in the registry of the Bankruptcy Court. On April 1, 1997, WRT moved for partial summary judgement with respect to Perry Gas seeking release of the escrow funds, as well as additional funds from Perry Gas attributable to previous miscalculations of the amounts owed by Perry Gas. At a hearing held on May 27, 1997, the Bankruptcy Court denied WRT's motion to extent that it sought additional payments by Perry Gas to WRT and reserved decision with respect to the disbursement to WRT of the funds currently in the Court's registry. On July 9, 1997, Perry Gas filed its own summary judgement motion with respect to its assertion that it is entitled to certain adjustments for prior overpayments in the amount of approximately $120,000. At oral argument on August 26, 1997, Perry requested permission to amend its motion and subsequently filed an amended affidavit reducing the amount claimed to approximately $51,000.

     On August 21, 1997, WRT filed a motion for leave to amend the adversary complaint, which if amended would, among other things, name as defendants, in addition to Tri-Deck and Perry Gas, James Florence, Beth Perry Sewell, Steve McGuire, Ronald Hale and Mark Miller, and included several additional causes of action against both the original and these additional defendants. The additional causes of action asserted in the proposed amended Tri-Deck Complaint include breach of contract, breach of fiduciary duty, knowing participation in breach of fiduciary duty, conversion, unjust enrichment, fraud, constructive trust and fraudulent conveyance. Oral argument with respect to WRT's motion for leave to amend was heard on September 16, 1997, and the motion is currently under review. In light of the pendency of WRT's motion to amend, by Order dated September 5, 1997, the Court denied WRT's motion for partial summary judgement, which had been under advisement since May, 1997.

     Ultimate resolution of the WRT -- Tri-Deck -- Perry Gas dispute, and thus recovery by WRT of all amounts owed by Tri-Deck or Perry Gas, will also entail Bankruptcy Court disposition of a counterclaim by Tri-Deck seeking, among other things, damages for alleged tortious interference by WRT with Tri-Decks' contractual relations with other Tri-Deck customers. Although management believes that Tri-Deck's claim to the funds in the registry of the Bankruptcy Court is invalid, and the aforementioned counterclaim is without merit, for financial reporting purposes the receivable from Tri-Deck was fully reserved for as of December 31, 1996.

     On January 14, 1997, WRT initiated an adversary proceeding, WRT Energy Corp. v Tri-Core Energy, L.P., (Adv. Pro. No 97AP-5003), in United States Bankruptcy Court, Western District of Louisiana, Lafayette Opelousas Division, to obtain a declaration of the invalidity of the security interest or liens allegedly securing Tricore Energy Venture, LP's ("Tricore") asserted secured claim of "up to $9,064,000" (as amended) or alternatively for avoidance of such security interest or liens pursuant to Section 544 and 547 of the Bankruptcy Code. Such suit is pending as of the date of this report. On March 7, 1997, the Company also filed an objection to both the allowance and amount of Tricore's claim. The objection has been consolidated with the adversary proceeding. On August 6, 1997, the Bankruptcy Court issued an opinion holding that Tricore's asserted security interest and liens were invalid under Louisiana law. See further explanation regarding Tricore at Note 16, "Joint Venture Agreement" to the Company's Consolidated Financial Statements. The Company is currently negotiating a settlement with Tricore pursuant to their claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     As of the date of this report, the Company has not held a 1996 annual meeting of shareholders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

HISTORICAL MARKET INFORMATION

     Throughout 1995, the Company's old Common Stock and old Preferred Stock were quoted on the NASDAQ National Market under the symbols "WRTE" and "WRTEP," respectively. In February 1996, the Company was advised that its old Common Stock and old Preferred Stock would no longer be quoted on the NASDAQ National Market due to the Company's failure to meet certain criteria for continued quotation, including its failure to hold an annual meeting and solicit proxies in 1995 and its inability, due to its $103 million year-end write-down, to meet the minimum net tangible assets requirements. The Company sought and received an oral hearing before the NASDAQ Listing Qualifications Committee (the "Committee") to request a temporary exception from the application of the unsatisfied listing standards. The Company's exception request was denied by the Committee, and on February 29, 1996, both the Company's old Common Stock and old Preferred Stock were delisted from the NASDAQ National Market. Subsequently, the Company's old Common Stock and old Preferred Stock was sporadically traded in the over the counter market under the symbols "WRTEQ" and "WRTEPQ," respectively. The following table sets forth, for the periods shown, the high and low sales prices for the old Common Stock as reported on the NASDAQ National Market.

     The New Common Stock of the Company is traded sporadically in the over-the-counter market under the symbol "WRT". At the close of business on September 30, 1997, there were 22,076,315 shares of New Common Stock outstanding held by 138 shareholders of record.

                                                                LOW     HIGH
                                                               -----    -----
YEAR ENDED DECEMBER 31, 1995
First Quarter...............................................   $5.63    $8.50
Second Quarter..............................................   $4.63    $8.13
Third Quarter...............................................   $3.69    $6.38
Fourth Quarter..............................................   $0.38    $4.00
YEAR ENDED DECEMBER 31, 1996 (1)
First Quarter (through February 29, 1996....................   $0.25    $1.19
Second Quarter..............................................     N/A      N/A
Third Quarter...............................................     N/A      N/A
Fourth Quarter..............................................     N/A      N/A

---------------

(1) For the period from January 1, 1996 to February 29, 1996. The Company's old Common Stock was delisted from the NASDAQ National Market on February 29, 1996.

HOLDERS OF RECORD

     By order dated May 2, 1997, immediately prior to the Effective Date of the Plan, the Company had 297 common and 85 preferred shareholders of record.

DIVIDEND POLICY

     The holders of 9% Convertible Preferred Stock, par value $.01 per share, were entitled, when, as, and if declared by the Board of Directors, to receive an annual dividend of $2.25 per share, payable quarterly in arrears. Any dividends that were not declared accumulated and all accumulated dividends on the Preferred Stock were to be paid in full before dividends could be paid to holders of Common Stock. In addition, the Indenture limited the circumstances in which the Company could pay dividends on its Preferred Stock. The Board of Directors did not declare Preferred Stock dividends in 1996. The Company accrued for cumulative dividends in its December 31, 1995 financial statements; however, additional dividends were not accrued for in the 1996 financial statements. The Company has never paid dividends on its Common Stock. Under the Plan, effective July 11, 1997, all pre-reorganization WRT preferred and common shareholder claims were extinguished.

     The Company anticipates retaining all available funds to operate New WRT and pay its creditors under the Plan approved by the Bankruptcy Court. Therefore, New WRT does not intend to pay dividends on its Common Stock in the foreseeable future. Further, the Credit Facility restricts the Company from declaring or paying any dividends on any class of its capital stock so long as the Credit Facility is outstanding.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth a summary of consolidated financial and operating information for the Company as of the dates and for the periods indicated. Such financial information should be reviewed in conjunction with the consolidated financial statements of the Company and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth elsewhere in this Report.

                                                AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------------
                                        1996         1995          1994         1993         1992
                                     ----------   ----------    ----------   ----------   ----------
                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Statement of Operations Data
  Oil and gas sales................  $   24,019   $   24,655    $   11,034   $    4,657   $    1,192
  Field Service Revenues...........          --           --            --           --        1,511
                                     ----------   ----------    ----------   ----------   ----------
          Total revenues...........      24,109       24,655        11,034        4,657        2,703
  Operating expenses...............      40,855      139,497(1)     10,126        5,841        2,407
                                     ----------   ----------    ----------   ----------   ----------
  Net income (loss) from
     operations....................     (16,836)    (114,842)          908       (1,184)         296
                                     ----------   ----------    ----------   ----------   ----------
  Interest expense.................       5,562       13,759            19          447          277
  Reorganization costs.............       7,345           --            --           --           --
  Income (loss) before income
     taxes.........................     (29,387)    (128,175)        4,266       (1,322)         383
  Net income (loss) before
     dividends on Preferred
     Stock.........................     (29,387)    (128,175)        4,230       (1,322)         383
  Dividends on Preferred Stock.....          --       (2,846)       (2,846)        (591)          --
  Net income (loss) available to
     Common Stock..................     (32,233)    (131,021)        1,384       (1,913)         383
  Earnings (loss) per common and
     common equivalent share.......  $    (3.38)  $   (13.84)   $     0.18   $    (0.54)  $    (0.13)
  Average common and common
     equivalent shares
     outstanding...................   9,539,000    9,466,000     7,792,000    4,154,000    5,315,000
  Capital expenditures.............  $    4,823   $  116,730    $   40,087   $   14,325   $    3,533

                                                            DECEMBER 31,
                                       -------------------------------------------------------
                                         1996         1995        1994       1993       1992
                                       ---------    ---------    -------    -------    -------
Balance Sheet Data
  Working capital (deficit)........    $(148,648)   $(131,601)   $ 6,301    $24,270    $(2,652)
  Property, plant and equipment,
     net...........................       56,899       63,913     59,042     18,586      7,397
  Total assets.....................       68,076       79,247     81,857     48,233     11,206
  Total long-term debt.............           --           --      6,260        205      2,606
  Shareholder's equity (deficit)...      (90,551)     (61,869)    63,538     43,394      4,050

---------------

(1) Operating expenses for 1995 include a non-cash charge of $103,000,000 related to impairment of long-lived assets pursuant to SFAS No. 121, non-cash charges of $3,600,000 related to a minimum production guarantee obligation, a $2,000,000 provision for doubtful accounts, and a $1,400,000 charge related to restructuring costs incurred. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations is based in part on the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K and should be read in conjunction therewith.

RECENT EVENTS

     See Item 1 "Business -- Events Leading to the Reorganization Case" for a discussion of recent events related to the Company's operations and subsequent filing for protection under Chapter 11 of the Federal Bankruptcy Code.

ACCOUNTING CHANGE

     Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future cash flows (undiscounted) of the assets. For each asset determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the asset was recognized. With respect to the Company's oil and gas properties, fair value, on a depletable basis, was estimated to be the present value of expected future cash flows computed by applying estimated future gas and oil prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves. The Company recorded a non-cash charge of $103,300,000 in connection with the adoption of this new accounting standard.

     Based upon the preliminary oil and gas reserve data then available, the Company estimated in October 1995 it would recognize in the fourth quarter a $60,000,000 to $65,000,000 charge related to the adoption of SFAS No. 121. However, final year-end estimates of proved oil and gas reserves resulted in significant downward revisions from the amounts estimated in October 1995. These downward revisions were partially the result of differences in professional opinion between the Company's current and predecessor independent engineering firms. These differences, many of which relate to classification of reserves within the different oil and gas reserve categories (i.e. proved, probable and possible) are due to the numerous engineering, geological and operational assumptions that generally are derived from limited data. Additional downward revisions are attributed to field development activity and production data during the year. Drilling and recompletion activities, including the unsuccessful well projects in the Company's East Hackberry and Bayou Penchant fields and the mechanical failure of the Exxon Fee #23 well, resulted in significant reserve losses. These downward revisions resulted in the Company recognizing an impairment of oil and gas properties of approximately $95,000,000 at December 31, 1995. Of this $95,000,000 impairment, the Company believes that approximately 46% (or approximately $44,000,000) is attributable to the differences in professional opinion between the Company's previous engineering firms (on whose reports the Company based its October 1995 preliminary estimates) and the Company's current engineering firm. See "Properties -- Reserves." At December 31, 1996, the Company incurred an additional non-cash charge of $2,545,000 related to the further impairment to its oil and gas properties as a result of additional downward revisions in the proved oil and gas reserves at December 31, 1996.

     In 1995, the Company also recorded a non-cash charge related to certain rig, marine and field equipment owned or securing notes receivable. The Company originally expected this equipment would provide drilling and field services in the Company's oil and gas development program. Due to the liquidity problems and the reduced level of development activity, the Company did not expect to utilize these assets in the near term and, accordingly, the Company determined recovery of the related carrying cost to be unlikely. As a result of the adoption of SFAS No. 121, the Company recorded an impairment of $7,900,000 related to this equipment in 1995. During 1996, the remaining portion of the non-cash charge, in the amount of $1,319,000, related to the impairment of its office and field equipment. Of this balance, $815,000 related primarily to a write-down of the Company's office equipment and computer hardware and software to its appraised fair value, and the remaining $504,000 relates to a write-down of the wireline equipment to its appraised fair value.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, ("SFAS No. 128") "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and restatement of prior-period earnings per share date is required. The new standard will not apply to the Company's financial statements until the fourth quarter of 1997. SFAS No. 128 revises the current calculation methods and presentation of primary and fully diluted earnings per share. The Company has reviewed the requirements of SFAS No. 128, and has concluded that they will not materially affect the Company's historical primary earnings per share data post-reorganization. For periods prior to the consummation of the Plan, the Company will not be presenting earnings (loss) per share information as the calculations are not meaningful due to the reorganization.

CREDIT FACILITY AND SENIOR NOTE OFFERING

     In December 1994, the Company entered into a $40,000,000 credit facility with INCC that was secured by substantially all of the Company's assets. The Company borrowed $15,000,000 thereunder to purchase the Initial LLOG Property. In March 1995, $12,000,000 of the outstanding borrowings under the Credit Facility was repaid from the proceeds of the Offering. During 1995, the Company borrowed an additional $12,000,000 under the credit facility, bringing the outstanding borrowings to $15,000,000, the maximum amount of borrowings available under the Credit Facility. On December 31, 1995, the Credit Facility converted to a term loan whereby quarterly principal payments of one-sixteenth of the outstanding indebtedness were due and payable commencing March 31, 1996.

     The Credit Facility contained restrictive covenants which imposed limitations on the Company and its subsidiaries with respect to, among other things: (i) the maintenance of current assets equal to at least 110% of current liabilities (excluding any current portion of the Credit Facility); (ii) the incurrence of funded indebtedness; (iii) dividends and similar payments; (iv) the creation of additional liens on, or the sale of, the Company's oil and gas properties and other assets; (v) the Company's ability to enter into hedging transactions; (vi) mergers or consolidations; (vii) investments outside the ordinary course of business; (viii) transactions with affiliates; and (ix) general and administrative expenditures in excess of $4,000,000 during 1995 or during each fiscal year thereafter, in excess of 15% of the Company's consolidated revenues from operations during such fiscal year.

     In February 1995, the Company offered 100,000 Units consisting of $100,000,000 aggregate principal amount of 13 7/8% Senior Notes Due 2002 and warrants to purchase an aggregate of 800,000 shares of the Company's Common Stock. The net proceeds from the Offering were used to acquire the Remaining LLOG Properties, repay the Bridge Loan and substantially all borrowings under the Credit Facility, acquire an additional working interest in WCBB and for general corporate purposes. See Item 1 "Business -- Oil and Gas Property Acquisitions."

     The Senior Notes were issued under the Indenture, which contained certain covenants that, among other things: limited (i) the incurrence of additional indebtedness; (ii) the payment of dividends or making of certain other restricted payments; (iii) the incurrence of liens; (iv) the disposition of subsidiary stock; (v) transactions with affiliates; (vi) certain sale and leaseback arrangements; (vii) investments; (viii) guarantees of indebtedness by subsidiaries; (ix) the imposition of restrictions on the subsidiaries' ability to make distributions to the Company; and (x) mergers, consolidations and transfers of assets.

     As of December 31, 1996 and 1995, the Company was in default under certain financial covenants of the Credit Facility. In addition, due to the bankruptcy filing in February 1996, the Company was in default under the Indenture. Accordingly, the indebtedness represented by the Senior Notes and under the Credit Facility was classified as current liabilities in the Company's December 31, 1996 and 1995 financial statements. While in bankruptcy, INCC and holders of the Senior Notes were stayed from enforcing certain remedies provided for in the credit agreement and the Indenture. The Company did not make the March 1, 1996 interest payment on the Senior Notes, and pursuant to an order of the Bankruptcy Court did not make the scheduled interest payment of $381,000 to INCC on February 28, 1996, nor did it make any interest or principal payments since that date through the Effective Date. In addition, the Company did not make the first scheduled principal payment of $938,000 due on the Credit Facility on March 31, 1996, nor has it made any principal payments since that date through July 11, 1997. On the Effective Date, the Company entered into a new loan agreement with ING (U.S.) Capital Corporation (successor to INCC )("ING"), the terms of which required the payoff of the $15,000,000 in principal and interest outstanding on the old credit agreement with proceeds of the new loan. Also pursuant to the Plan, the Senior Notes were canceled.

ACQUISITIONS AND SALES

     Initial LLOG Property Acquisition. In December 1994, the Company entered into a definitive agreement with LLOG for the purchase of LLOG's working interest (approximately 100%) in the Bayou Penchant Field (the "Initial LLOG Property"). The Company concluded the acquisition of the Initial LLOG Property in late January 1995 for a purchase price of approximately $15,600,000 plus a nonrefundable deposit of $5,000,000 towards the purchase from LLOG of certain additional oil and gas properties, described below. The approximately $20,600,000 paid to LLOG was financed by borrowings of $15,000,000 under the Company's Credit Facility, and by the issuance to LLOG of a short-term promissory note for approximately $5,600,000. In early February 1995, the Company borrowed $7,500,000 under the Bridge Loan to refinance the Seller Financing Note and for general corporate purposes.

     Remaining LLOG Properties Acquisition. In December 1994, the Company and LLOG also entered into a letter of intent for the purchase by the Company of the Remaining LLOG Properties. Separate purchase contracts for each of the Remaining LLOG Properties were entered into in January 1995. The Company concluded the acquisition of the Remaining LLOG Properties in early March 1995 for an aggregate purchase price of approximately $46,400,000, less the $5,000,000 nonrefundable deposit previously paid to LLOG in connection with the Company's acquisition of the Initial LLOG Property. The approximately $41,400,000 paid to LLOG was financed through the offering of the Senior Notes in March 1995.

     The Remaining LLOG Properties consist of working interests in four south Louisiana oil and gas fields: the Bayou Pigeon Field; the Deer Island Field; the Abbeville Field; and the Golden Meadow Field. The Company owns a 100% working interest in substantially all acreage comprising the Remaining LLOG Properties, other than the Abbeville Field in which it owns approximately 70% of the working interest. The Company is the operator of the Initial LLOG Property and the Remaining LLOG Properties. During 1996, the Company received notice of a possible title failure on approximately, 43 acres in the Bayou Pigeon Field. See further discussion in "Item 2 -- Properties -- Title to Oil and Gas Properties."

     West Cote Blanche Bay Field Acquisition. In January 1995, the Company entered into an agreement in principle with an affiliate of Benton Oil and Gas Company and two affiliates of Tenneco, Inc., to purchase for $20,000,000 an additional 43.75% working interest in the WCBB, a property in which the Company held a 6.25% working interest. Pursuant to the agreement, the sellers retained their interests in all depths below an average of approximately 10,500 feet. The purchase was completed in April 1995. As of December 31, 1996, Texaco Inc. was the operator of the field and was the owner of the remaining 50% working interest in the lease rights the Company acquired. See Item 1 above relating to the Reorganization of the Company.

     Napoleonville Field. In December 1994, the Company purchased a 100% working interest (approximately 75% net revenue interest) in leases covering approximately 300 acres in the Napoleonville Field for a purchase price of $9,800,000 which was paid by the issuance of 1,300,000 shares of the Company's common stock.

     During 1995, the Company purchased for approximately $1,200,000 and $600,000, respectively, certain additional leasehold acreage in the Napoleonville Field and saltwater disposal facilities from BSFI. At the time of the purchase, BSFI, as a 5.5% common shareholder of the Company, was a related party. In connection with the purchase, the parties also effected the settlement of a potential dispute between BSFI and the Company related to an assertion by BSFI that the Company allegedly failed to timely register for resale the 1,300,000 common shares issued to purchase the Napoleonville Field.

     Sale of Rig and Marine Equipment. In December 1994, the Company sold four drilling and workover rigs, obtained in connection with certain oil and gas property acquisitions, to an oil field service contractor for a total consideration of $3,900,000. The purchaser gave a 6% secured promissory note in exchange. No gain or loss was recognized at the date of the sale and the $1,000,000 gain on the sale was deferred and was being realized over the life of the note. Subsequent concerns about the ability of the purchaser to perform pursuant to the terms of the contract resulted in the Company reversing the deferred gain, in September 1995. At December 31, 1995, the related note receivable was canceled. The Company has hired counsel and currently is seeking to recover the collateral securing this note.

     In December 1994 and May 1995, the Company sold to the same oil field service contractor, marine and oil field service equipment for a total consideration of $5,200,000. The purchaser gave two 6% secured promissory notes in exchange. No gain or loss was recognized at the date of the sale and the $800,000 gain on the sale was deferred and was being realized over the life of the notes. Subsequent concerns about the ability of the purchaser to perform pursuant to the terms of the contracts resulted in the Company reversing the deferred gain, in September 1995. At December 31, 1995, the two related promissory notes were fully cancelled. The Company has hired counsel and is currently seeking to recover the collateral securing these notes.

RESULTS OF OPERATIONS

  Prices and Production Volumes.

     The markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas may fluctuate in response to relatively minor changes in supply and demand, market uncertainty and a variety of factors beyond the control of the Company. Set forth in the table below are the average prices received by the Company and production volumes during the periods indicated.

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1996      1995       1994
                                                          ------    -------    ------
Production volumes:
  Oil (MBbls)...........................................     615        778       270
  Gas (MMcf)............................................   3,629      7,403     3,503
  Gas equivalents (MMcfe)...............................   7,319     12,071     5,123
Average prices:
  Oil price (per Bbl)...................................  $22.17    $ 16.59    $16.44
  Gas price (per Mcf)...................................  $ 2.86    $  1.59    $ 1.88
  Gas equivalents (per Mcfe)............................  $ 3.28    $  2.04    $ 2.15
Average production cost (per Mcfe):.....................  $ 1.82    $  0.79    $ 0.60
Average production tax (per Mcfe):......................  $ 0.24    $  0.18    $ 0.16

     COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

     The Company reported a net loss attributable to common stock of $32,233,000 ($3.38) per share, for the year ended December 31, 1996, as compared with a net loss attributable to common stock of $131,021,000, ($13.84) per share for 1995. The reduction in net losses attributable to common stock of $98,788,000 was due to the following factors:

     Oil and Gas Revenues. During 1996, the Company reported oil and gas revenues of $24,019,000, a 3% decrease from revenues of $24,655,000 for 1995. The decreased revenues are attributable to a decrease in production volumes of 4,752 MMcfe offset by an increase of $1.24 per Mcfe in average sales price for the year. The production declines are due in part to the mechanical failure of the Exxon Fee #23 and in part due to normal production declines.

     Production Costs. Production costs increased $3,770,000, or 40%, from $9,534,000 in 1995 to $13,304,000 in 1996. Production costs per Mcfe increased 130% from $0.79 in 1995 to $1.82 in 1996. This increase in production costs per Mcfe was due primarily to the following factors. At December 31, 1996, disputed claims adjustments totaling approximately $2,814,000, the Milam Royalty Corp. settlement in the amount of $1,172,000, and the Lac Blanc purchase price adjustment in the amount of $479,000 were recorded as production costs. Production costs on the properties excluding the previously mentioned items decreased by 7% while the oil sales volume decreased by 21% and the gas sales volumes decreased by 51%, resulting in significantly increased production costs per Mcfe.

     Gross Production Taxes. Production taxes decreased by $348,000, or 16%, from $2,139,000 in 1995 to $1,791,000 in 1996. This decrease is attributable to the fact that in Louisiana, gross production taxes on gas sales are computed on a volumetric basis rather than on the sales price, and gas volumes decreased by 51% in 1996. This decrease in production taxes is partially offset by a $5.58 per barrel increase in the average price received for oil in 1996, which increased gross production taxes attributable to oil production.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased 37% from $12,645,000 in 1995 to $7,973,000 in 1996. This decrease was due primarily to 21% decrease in oil production combined with a 51% decrease in gas production. On an Mcfe basis, depreciation, depletion and amortization expense increased 4% from $1.05 per Mcfe in 1995 to $1.09 per Mcfe in 1996.

     General and Administrative Expense. General and administrative expenses decreased by 34% from $4,882,000 in 1995 to $3,210,000 in 1996 as a result of the Company's change in strategy resulting in a substantial reduction in personnel and third-party geological and engineering costs.

     Provision for Doubtful Accounts. Provision for doubtful accounts increased $3,151,000 from $2,007,000 at December 31, 1995 to $5,158,000 at December 31,
1996. The provision for doubtful accounts for 1996 consists primarily of an allowance of a receivable in the amount of $4,278,000 relating to the Tri-Deck legal proceeding (See below and "Legal Proceedings").

     In April 1995, the Company entered into a marketing agreement with Tri-Deck pursuant to which Tri-Deck would market all of the Company's oil and natural gas production. Subsequent to the agreement, Tri-Deck's principal, James Florence, who was also serving as WRT's Director of Marketing, assigned to Plains Marketing its right to market the Company's oil production and entered into a contract with Perry Oil and Gas to market the Company's gas production. During the early stages of the Company's Reorganization Case, Tri-Deck failed to make payments to the Company attributable to certain 1996 gas production. Due to the uncertainty of the amount that will be recovered from Tri-Deck, the Company has recorded an allowance for this receivable in the amount of $4,278,000. Of this amount, approximately $1,700,000 related to the receivable from Tri-Deck for the purchase of WRT's April and May, 1996 gas production and has been deposited into a depository account with the Bankruptcy Court's registry.

     In addition, during 1996 the Company charged an additional $880,000 to bad debts expense related to receivables deemed uncollectible as a result of the Reorganization Case.

     Restructuring Charges and Reorganization Costs. The Company incurred certain costs in connection with its change in strategy and corporate structure. During 1996, the Company incurred reorganization costs of $7,345,000, consisting primarily of professional fees totaling $2,594,000, and the write-off of previously capitalized debt issuance costs on the Senior Notes in the amount of $3,834,000.

     During 1995, the Company incurred $1,433,000 in restructuring charges consisting primarily of the write-off of approximately $1,000,000 in leasehold improvements related to the relocation of the Company's operations from The Woodlands, Texas, approximately $305,000 in severance costs related to staff reductions and changes in senior management, and $145,000 in legal and other costs directly related to the Company's Reorganization Case.

     Minimum Production Guarantee Obligation. The Company has provided Tricore with a limited production guarantee based on the minimum production schedule attached to the Tricore Joint Venture Agreement. The minimum production schedule assumes that Tricore's cumulative share of the future gross production from jointly-owned properties will average 4,250 Mcf per day during the period between October 1, 1996 and September 30, 1997, 2,350 Mcf per day during the period October 1, 1997 and September 30, 1998, and 699 Mcf per day during the period October 1, 1998 and September 30, 1999. The minimum production also assumes that all future gas production allocated to Tricore will be sold at a price of $1.50 per Mcf. As long as either the actual volume of natural gas delivered or the gross revenue allocated to Tricore exceeds the cumulative values reflected in the minimum production schedule, the Company will have no current liability to Tricore under the production guarantee. Pursuant to the Joint Venture Agreement, if the production during any annual period, commencing October 1 through September 30, is less than the minimum production levels required by the Joint Venture Agreement, the Company is required to eliminate the annual production deficit by delivering sufficient quantities of gas from other properties in twelve equal monthly installments, commencing the following December 1, or by the issuance to the venture of registered debt or equity securities which have a full market value equal to the required payment. As collateral for the Company's obligations under the production guarantee, Tricore holds a partial assignment of an interest in the West Cote Blanche Bay Field. This 4.68% working interest (3.72% net revenue interest) assignment, was made subject to the terms and provisions of the Joint Venture Agreement. Upon satisfaction of the production guarantee, Tricore is required to execute and deliver a release of the partial assignment. As discussed in the Note 16 -- "Joint Venture Agreement" section below, the Company accrued $5,555,000 in 1996 and $3,591,000 in 1995 related to its anticipated minimum production guarantee obligation to Tricore Energy Venture, L.P. The additional accrual in 1996 was due in part to the disallowance of the
Section 29 Energy Credit by the FERC and the subsequent ruling in the FERC's favor by the United States Court of Appeals, as further discussed below and in part due to downward revisions of the reserve estimates associated with the properties collateralizing the production payment obligations.

     Pursuant to the terms of the production guarantee, if any of the gas production from joint venture properties qualifies for the nonconventional fuels tax credit provided for by Internal Revenue Code Section 29, then 150% of that tax credit shall be included in the calculation of gross revenues for purposes of the guarantee. Based upon a certification by the Louisiana Department of Natural Resources ("DNR"), a significant amount of the production attributable to the joint venture qualified under Section 107(c)(2) of the Natural Gas Policy Act of 1978 (the "NGPA") as gas produced from geopressured brine. As required under the NGPA, the DNR's determination was forwarded to the FERC for review. In April 1995, the FERC reversed the position of the DNR, rejecting the qualification of the wells under Section 107(c)(2) of the NGPA. The Company appealed the FERC determination to the United States Court of Appeals for the Fifth Circuit, located in New Orleans, Louisiana. In February 1997, the United States Court of Appeals for the Fifth Circuit affirmed the FERC's determination.

     Impairment of Long-Lived Assets. As previously discussed, effective December 31, 1995, the Company adopted SFAS No. 121 resulting in the recognition of an impairment loss related to the Company's oil and gas properties and other long-lived assets in the amount of $103,266,000. During 1996, the Company recognized an additional impairment loss related to its oil and gas properties and long-lived assets in the amount of $3,864,000. The 1996 impairment loss was due primarily to further declines in the Company's estimated oil and gas reserves and the write-down of certain other equipment to its appraised value.

     Interest Expense. The decrease in interest expense of $8,197,000, from $13,759,000 for 1995 to $5,562,000 for 1996, is primarily due to the termination of the interest accrual on the $100,000,000 in Senior Notes as of February 14, 1996 (the filing date of the Chapter 11 proceedings).

     COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

     The Company reported a net loss attributable to common stock of $131,021,000, ($13.84 per share, for the year ended December 31, 1995, as compared with net income of $1,384,000, $0.18 per share, for 1994. Although oil and gas revenues increased substantially in 1995 compared to 1994 several factors resulted in the $132,405,000 decrease in the Company's 1995 net income available to common stock.

     Oil and Gas Revenues. During 1995, the Company reported oil and gas revenues of $24,655,000, a 123% increase over revenues of $11,034,000 for 1994. The increased revenues are attributable to the oil and gas property acquisitions completed by the Company during the first four months of 1995. These acquisitions represent 58% of the Company's total 1995 production on a gas equivalent basis. The overall increase in revenues related to increased volumes was substantially offset by a 16% decline in gas prices in 1995 as compared to the previous year.

     Production Costs. Production costs increased $6,457,000, or 210%, from $3,077,000 in 1994 to $9,534,000 in 1995, due primarily to the oil and gas property acquisitions during 1995. Production costs per Mcfe increased 32% from $0.60 in 1994 to $0.79 in 1995 primarily due to the significant level of workover and field activity, coupled with the previously discussed lower than expected production results. In addition, the Company incurred approximately $900,000 in non-recurring operating expenses related to a test project for the down-hole disposal of oilfield environmental wastes and contaminated production tubing done in connection with the plugging and abandonment of four wells. The test included encapsulation of the waste in the abandoned wellbore and was required by the DNR in connection with the Company's application for a downhole disposal and waste-handling license.

     Gross Production Taxes. Gross production taxes increased by $1,328,000, or 164%, from $811,000 in 1994 to $2,139,000 in 1995. This increase was due to the significantly increased volumes and dollar amount of oil and gas sales in 1995. The 1995 production increases are attributable to the 1995 property additions.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased by $9,444,000, or 295%, from $3,201,000 in 1994 to $12,645,000 in 1995. This increase is partially attributable to a 188% increase in oil production and an 111% increase in gas production. The remainder of the increase is related to the significant downward revisions in proved oil and gas reserves during the fourth quarter of 1995. On an Mcfe basis, depreciation, depletion and amortization expense increased 69% from $0.62 per Mcfe in 1994 to $1.05 per Mcfe in 1995.

     General and Administrative Expenses. General and administrative expenses increased 59% from $3,037,000 for the year ended December 31, 1994 to $4,882,000 for 1995. General and administrative expenses increased overall as a result of the Company's substantial growth during 1995. A substantial portion of the increase, however, is related primarily to higher personnel costs, third-party geological costs and legal expenses. The Company increased its senior management and field engineering staff in late 1994 and early 1995 in connection with the contemplated oil and gas property acquisitions that closed in the first quarter of 1995. This increase in staff was composed of industry professionals, including petroleum engineers, geologists, well logging technicians, environmental engineers and other professionals employed for the purpose of planning and implementing the Company's 1995 field development plan. The Company also incurred additional third-party geological and engineering costs related to preparation of a mid-year independent reserve report required by the Credit Facility. Legal fees increased during 1995 due to outside legal services rendered in connection with the Bear Stearns and other lawsuits and regulatory matters before the FERC.

     Provisions for Doubtful Accounts. The provision for doubtful accounts increased by $2,007,000, from zero at December 31, 1994 to $2,007,000 at December 31, 1995. The increase was partially attributable to the provision for a long-term receivable recovery which is made in the form of a production payment from the oil and gas revenues in certain Company operated oil and gas properties. The most significant well underlying the production payment ceased production during the third quarter of 1995 due to mechanical failure of the well bore. As a result, the ultimate recovery of the remaining receivable is uncertain. The Company charged to expense the remaining $472,000 receivable balance in 1995.

     Also, in 1995, the Company charged to expense receivables of $1,100,000 relating to the Bear Stearns Litigation. (See "Legal Proceedings").

     During 1994, the Company made two personal loans of $62,500 and $300,000 to an executive officer of the Company on an unsecured basis payable on the last day of February and June 1995, respectively. The loan for $62,500, which was due on February 28, 1995, was repaid in March 1995 and the $300,000 loan maturity date was extended until December 31, 1995. The loan was not repaid when due on December 31, 1995 and the Company recorded an allowance of $300,000 for this note. The executive resigned from the Company in January 1995. The executive officer filed for personal bankruptcy subsequent to December 1996.

     Restructuring Charges. The Company incurred certain costs in connection with its change in strategy and corporate structure. During 1995, the Company incurred restructuring costs totaling $1,433,000 consisting primarily of the write-off of approximately $1,000,000 in leasehold improvements related to the relocation of the Company's operations from The Woodlands, Texas to Lafayette, Louisiana, approximately $305,000 in severance costs related to staff reductions and changes in senior management, and $145,000 in legal fees and other costs directly related to the Company's Reorganization Case.

     Implementation of SFAS No. 121. As previously discussed, the Company's adoption of SFAS No. 121 effective December 31, 1995 resulted in the recognition of a $103,266,000 impairment loss related to the Company's oil and gas properties and other long-lived assets.

     As discussed above, the Company at December 31, 1995 recognized a $3,591,000 liability related to its obligation to a joint venture under a minimum production guarantee. See "Commitments and Contingencies -- Tricore Energy Ventures, L.P."

     Interest Expense. The increase in interest expense of $13,740,000, from $19,000 for the year ended December 31, 1994 to $13,759,000 for the comparable period in 1995, is due to borrowings under the Company's Credit Facility and the Senior Notes issued in March 1995. Interest expense for 1995 also includes $803,000 in interest incurred and the amortization of debt issuance costs related to the $7,500,000 bridge loan executed in February 1995 in connection with the purchase of the Initial LLOG Property which was repaid by the Company in March 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Capital Requirements and Resources. While remaining a debtor-in-possession, the Company limited its property acquisition, development and workover activities, performing only those workovers approved under court supervision. Commencing with the Effective Date of the Plan (July 11, 1997), the Company commenced a program to increase production rates, lengthen the productive life of wells and increase total proved reserves primarily through sidetracks out of and recompletions of shut-in wells and installation of hydrocyclones on gas wells producing large volumes of formation water. In addition, certain sidetrack and development drilling locations have been identified that are expected to improve reservoir drainage and increase the ultimate recovery of reserves. Pursuant to this strategy, the Company will be required to make substantial capital expenditures to fully develop its oil and gas reserves. The Company's capital budget for 1997 is approximately $9,132,000. Funding for this capital budget is anticipated to come primarily from cash flows from operations along with net available proceeds from the Rights Offering of approximately $1,597,000.

     On the Effective Date, the Company received gross proceeds from the Rights Offering of $13,300,000. Proceeds of this offering were used to pay the interest and loan fees in connection with the INCC loan of $3,248,000, fund the litigation trust called for in the Plan of $3,000,000, pay pre-petition claims of $2,963,000 and pay administrative claims of $2,492,000, leaving $1,597,000 which provided additional working capital for the Company.

     In addition, on the Effective Date, the Company exchanged $123,845,000 in unsecured debt for 10,000,000 shares of New WRT stock and DLBW and Dublin Acquisitions exchanged $9,293,000 of secured debt for 2,655,000 shares of New WRT stock.

     Operating Activities. Net cash provided by operating activities for the year ended December 31, 1996 was $9,140,000 as compared to $6,259,000 for 1995. This increase was due primarily to an increase in payables of approximately $16,920,000. The increase in payables was due to the stay provided by the Bankruptcy Court from the payment of any pre-petition payables and interest on the Credit Facility.

     Net cash provided by operating activities for the year ended December 31, 1995 was $6,259,000 as compared to net cash used in operating activities of $4,916,000 for 1994. This increase was due to the significant increase in the Company's trade payables in 1995 related to the increased level of field operations during 1995 and subsequent liquidity constraints in the fourth quarter of 1995.

     Investing Activities. During 1996, the Company did not acquire any new oil and gas properties, although $4,282,000 was incurred in development costs on its existing acreage and approximately $539,000 was spent on other property and equipment.

     During 1995, the Company invested $116,730,000 in properties and equipment. Approximately $86,000,000 was related to oil and gas property acquisitions. The Company spent an additional $27,800,000 on its 1995 development program. This program included approximately 70 well projects and significant expenditures related to field infrastructure costs in the Company's Hackberry and West Cote Blanche Bay fields.

     Financing Activities. Commencing on February 14, 1996 (the filing date for the Reorganization Case), no further interest was accrued related to the Senior Notes. Furthermore, all interest and principal payments due on the Credit Facility were deferred until the Effective Date, at which time the Credit Facility was repaid and a new $15,000,000 Credit Facility with ING was established and is secured by substantially all of the Company's assets.

COMMITMENTS AND CONTINGENCIES

     Tricore Energy Venture, L.P. Pursuant to a joint venture agreement dated October 18, 1991 ("Joint Venture Agreement"), the Company entered into a joint venture to develop certain oil and gas properties with Tricore Energy Venture, L.P., a Texas limited partnership ("Tricore"). Under the terms of the Tricore agreements, the Company has provided Tricore with a limited production guarantee based on the minimum production schedule attached to the Tricore venture agreement. The minimum production schedule assumes that Tricore's cumulative share of the future gross production from jointly-owned properties will average 5,530 Mcf per day during the period between October 1, 1995 and September 30, 1996, 4,250 Mcf per day during the period between October 1, 1996 and September 30, 1997 and 2,350 Mcf per day during the period between October 1, 1997 and September 30, 1998 and 699 Mcf per day during the period October 1, 1998 and September 30, 1999. The minimum production also assumes that all future gas production allocated to Tricore will be sold at a price of $1.50 per Mcf. As long as either the actual volume of natural gas delivered or the gross revenue allocated to Tricore exceeds the cumulative volumes reflected in the minimum production schedule, the Company will have no current liability to Tricore under the production guarantee. In the event that the cumulative volume of natural gas delivered and the cumulative gross revenues allocated to Tricore are both less than the values set forth in the minimum production schedule, the Company will be obligated to compensate Tricore for the smaller of the two deficits by either temporarily reducing its interest in the jointly-owned properties, delivering additional gas to Tricore from other properties or issuing registered securities of the Company that have a fair value equal to the value of the deficit.

     As a result of significant production declines from jointly owned properties, notably the Lac Blanc Exxon Fee #23 well, production for the period commencing October 1, 1995 to September 30, 1996 did not exceed the minimum required under the guarantee. In addition, due to the substantial reserve loss incurred during 1995 and 1996, it is unlikely that the ultimate production volumes or estimated future gross revenues from the joint venture wells will be adequate over the remaining term of the guarantee. As a result, the Company has recorded at December 31, 1996 and 1995 charges to accrue minimum production guarantee obligations in the amounts of $5,555,000 and $3,591,000, respectively. This liability recognizes at December 31, 1996 and 1995 the Company's ultimate obligation to the joint venture, net of estimated production volumes and gross revenues accruing to the joint venture based upon the Company's year-end estimates of proved oil and gas reserves.

     Pursuant to the terms of the production guarantee, if any of the gas production from the joint venture properties qualifies for the nonconventional fuels tax credit provided for by Internal Revenue Code Section 29, then 150% of that tax credit shall be included in the calculation of gross revenues for purposes of the guarantee. Based upon a certification by the DNR, a significant amount of the production attributable to the joint venture qualified under
Section 107(c)(2) of the NGPA as gas produced from geopressured brine. As required under the NGPA, the DNR's determination was forwarded to the FERC for review. In April of 1995, the FERC reversed the position of the DNR, rejecting the qualification of the wells under Section 107(c)(2) of the NGPA. The Company appealed the FERC determination to the United States Court of Appeals for the Fifth Circuit, located in New Orleans, Louisiana. The United States Court of Appeals upheld the FERC position. Consequently, as of December 31, 1996, the computation of the Company's minimum production payment guarantee did not take into consideration any possible nonconventional fuels tax credits that may be associated with the properties subject to the production payment. See "Legal Proceedings."

     As collateral for the Company's obligations under the production guarantee, Tricore has asserted a security interest by virtue of partial assignments of interests in the WCBB. These 4.68% working interests (3.72% NRI) assignments were made subject to the terms and provisions of the Joint Venture Agreement (the "Joint Venture Agreement"). Pursuant to the Joint Venture Agreement, on December 1, 1996, the Company was obligated to provide the joint venture with an annual operating report for the 12 months ended the previous September 30 detailing production volumes during the period. If the production during the period was less than the minimum production levels required by the Joint Venture Agreement, the Company was required to eliminate the annual production deficit by delivering sufficient quantities of gas from other properties in twelve equal monthly installments commencing December 1, 1996, or by the issuance to the venture of registered debt or equity securities which have a fair market value equal to the required payment. Upon satisfaction of the production guarantee, Tricore was required to execute and deliver a release of the partial assignments.

     Pursuant to the Plan, as of the Effective Date, the Debtor rejected the Joint Venture Agreement. Tricore filed a claim against the Debtor arising from the production guaranty in an amount not to exceed $9,064,000, and asserted that this claim (the "Tricore Claim") was secured by a lien on the Asserted Collateral. Under the Plan, if the Tricore Claim is allowed as a claim secured by the Asserted Collateral, New WRT may either pay to Tricore cash equal to the amount of the Tricore Claim as allowed or transfer to Tricore title to the Asserted Collateral. See "Item 3 -- Legal Proceedings". The Company is currently negotiating a settlement with Tricore pursuant to their claim.

     Lac Blanc Escrow Account. In connection with its purchase of a 91% working interest in the Lac Blanc Field, the Company deposited $170,000 in a segregated trust account and agreed to make additional deposits of $20,000 per month until the accumulated balance of the trust account reaches $1,700,000. These funds will be held in a segregated account for the benefit of the State of Louisiana to insure that the wells in the Lac Blanc Field are properly plugged upon cessation of production. In return for this financial commitment, the State has granted the sellers an unconditional release from their contingent liability to the state to plug and abandon the wells. When all existing wells in the Lac Blanc Field have been properly plugged and abandoned, the funds in the trust account, should any remain, will revert to the Company. Pursuant to the terms of the escrow agreement between the Company and the State of Louisiana, if for any reason the Company is unwilling or unable to plug and abandon the wells because of insolvency or bankruptcy filing, the State, at its own discretion, may utilize the funds in the escrow without notice to the Company for the obligation related to the remaining wells located on the leases. At December 31, 1996 and 1995, the Company had on deposit $831,000 and $710,000, respectively, in this account. Under the Plan, the Company will fund the unfunded portion of the escrow and maintain future funding requirements.

     Plugging and Abandonment Funds. The Company is contractually committed in its purchase contracts for the Initial LLOG Property and Remaining LLOG Properties to establish plugging and abandonment funds as allowed by Louisiana's Orphaned Well Act. In connection with its bankruptcy case, LLOG filed a claim asserting, inter alia, that the Debtor was required, notwithstanding the bankruptcy case, to fulfill its contractual commitment to establish plugging and abandonment funds (the "Asserted LLOG P&A Trusts"), and that LLOG had a vendor's lien on the Initial LLOG Property and Remaining LLOG Properties securing the Debtor's performance of the contractual commitment. The Debtor disputed LLOG's claim and its asserted vendor's lien, and filed an objection seeking a disallowance of LLOG's claim and a determination that any claim asserted by LLOG with respect to the Asserted LLOG P&A Trusts was unsecured. On July 8, 1997, the Bankruptcy Court ruled that LLOG's claim with respect to the Asserted LLOG P&A Trusts was secured by a valid vendor's lien on the Initial LLOG Property and Remaining LLOG Properties, but did not determine the amount of such claim. The Debtor has filed a motion requesting that the Bankruptcy Court reconsider its ruling. A hearing on the Debtor's motion is currently scheduled for November 25, 1997. Should the Debtor be unsuccessful in its defense of LLOG's claim with respect to the Asserted LLOG P&A Trusts, New WRT will be required to establish plugging and abandonment funds. The amount of and terms of payment into each fund will be established by the State of Louisiana upon completion of an independent study to be commissioned by the Company. As of December 31, 1996, and of the date of this report, the independent study had not been completed, and the Company is unable to determine the amount and payment towards the future obligation related to these commitments.

     Under the Plan, the Company will fund the unfunded portion of the escrow and maintain future funding requirements.

     Texaco Global Settlement. Pursuant to the terms of a global settlement between Texaco and the State of Louisiana which includes the State Lease No. 50 portion of the Company's East Hackberry Field, the Company is obligated to commence a well or other qualifying development operation on certain non-producing acreage in the field prior to March 1998. If the Company fails to meet this obligation, it will be required by the State to surrender approximately 440 non-producing acres in the field.

     Tri-Deck Oil and Gas Company. In connection with the Reorganization Case, the Company filed a motion with the Bankruptcy Court to reject an oil and gas marketing contract with Tri-Deck. The Bankruptcy Court authorized the rejection. As of May 31,1996, Tri-Deck owed the Company approximately $4.3 million related to several months gas production that was due and unpaid. Additionally, as of May 31, 1996, approximately $290,000 (approximately $230,000 at December 31,
1995) related to the sale of natural gas liquids remained unpaid. The Company is currently seeking to enforce payment of these overdue receivables through proceedings initiated in the Bankruptcy Court.

ITEM 8. FINANCIAL STATEMENTS AND SUPPORTING DATA

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPORTING DATA

Independent Auditors' Report................................   F-2
Consolidated Balance Sheets, December 31, 1996 and 1995.....   F-3
Consolidated Statements of Operations, Years Ended December
  31, 1996, 1995 and 1994...................................   F-4
Consolidated Statements of Shareholders' Equity, Years Ended
  December 31, 1996, 1995
  and 1994..................................................   F-5
Consolidated Statements of Cash Flows, Years Ended December
  31, 1996, 1995 and 1994...................................   F-6
Notes to Consolidated Financial Statements..................   F-8

All financial statement schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
WRT Energy Corporation

     We have audited the accompanying consolidated balance sheet of WRT Energy Corporation and subsidiary (the Company) (a debtor-in-possession as of February 14, 1996) as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates among other things, the realization of assets and liquidation of its liabilities in the ordinary course of business. As discussed in Note 2 to the consolidated financial statements, the Company's Plan of Reorganization was confirmed by the bankruptcy court by order dated May 2, 1997 and is subject to certain material conditions before its effective date. However, continuation of the Company as a going concern and realization of its assets and liquidation of its liabilities is dependent upon, among other things, the Company's ability to achieve successful future operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     As discussed in Note 6 to the consolidated financial statements, the Company has adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," in 1995.

                                            KPMG Peat Marwick LLP

Houston, Texas
July 3, 1997

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                                  1996             1995
                                                              -------------    -------------
Current assets:
  Cash and cash equivalents.................................  $   5,679,000    $   1,608,000
  Accounts receivable, net of allowance for doubtful
     accounts of $4,966,000 and $448,000 for 1996 and 1995,
     respectively...........................................      3,667,000        7,139,000
  Prepaid expenses and other................................        633,000          768,000
                                                              -------------    -------------
                                                                  9,979,000        9,515,000
Cash held in escrow.........................................        831,000          710,000
Property and equipment, net -- successful efforts method....     56,899,000       63,913,000
Debt issuance costs, net....................................        367,000        5,109,000
                                                              -------------    -------------
                                                              $  68,076,000    $  79,247,000
                                                              =============    =============

                           LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued liabilities..................  $   5,529,000    $  23,576,000
  Pre-petition liabilities not subject to compromise........     16,752,000               --
  Pre-petition liabilities subject to compromise............    136,346,000               --
  Long-term debt in default.................................             --      113,949,000
  Minimum production guarantee obligation...................             --        3,591,000
                                                              -------------    -------------
                                                                158,627,000      141,116,000
Shareholders' deficit:
  Preferred stock -- $.01 par value, 2,000,000 authorized,
     1,265,000 issued and outstanding at December 31, 1996
     and 1995, respectively.................................     27,677,000       27,677,000
  Common stock -- $.01 par value, 50,000,000 authorized,
     9,539,207 issued and outstanding at December 31, 1996
     and 1995, respectively.................................         95,000           95,000
  Paid-in capital...........................................     39,571,000       38,866,000
  Accumulated deficit.......................................   (157,562,000)    (128,175,000)
  Treasury stock (35,100 shares at December 31, 1996 and
     1995)..................................................       (332,000)        (332,000)
                                                              -------------    -------------
          Total shareholders' deficit.......................    (90,551,000)     (61,869,000)
                                                              -------------    -------------
Commitments and contingencies
                                                              $  68,076,000    $  79,247,000
                                                              =============    =============

          See accompanying notes to consolidated financial statements.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                       1996            1995            1994
                                                   ------------    -------------    -----------
Revenues:
  Gas sales......................................  $ 10,382,000    $  11,747,000    $ 6,597,000
  Oil and condensate sales.......................    13,637,000       12,908,000      4,437,000
                                                   ------------    -------------    -----------
          Total revenues.........................    24,019,000       24,655,000     11,034,000
Expenses:
  Production costs...............................    13,304,000        9,534,000      3,077,000
  Production taxes...............................     1,791,000        2,139,000        811,000
  Depreciation, depletion and amortization.......     7,973,000       12,645,000      3,201,000
  General and administrative expenses............     3,210,000        4,882,000      3,037,000
  Provision for doubtful accounts................     5,158,000        2,007,000             --
  Restructuring charges..........................            --        1,433,000             --
  Minimum production guarantee obligation........     5,555,000        3,591,000             --
  Impairment of long-lived assets................     3,864,000      103,266,000             --
                                                   ------------    -------------    -----------
                                                     40,855,000      139,497,000     10,126,000
                                                   ------------    -------------    -----------
          Income (loss) from operations..........   (16,836,000)    (114,842,000)       908,000
Interest expense.................................     5,562,000       13,759,000         19,000
Gain on sale of oil and gas properties...........            --               --      3,033,000
Other income, net................................       356,000          426,000        344,000
                                                   ------------    -------------    -----------
          Income (loss) before reorganization
            costs and income taxes...............   (22,042,000)    (128,175,000)     4,266,000
Reorganization costs.............................     7,345,000               --             --
                                                   ------------    -------------    -----------
          Income (loss) before income taxes......   (29,387,000)    (128,175,000)     4,266,000
Income tax expense...............................            --               --         36,000
                                                   ------------    -------------    -----------
     Net income (loss)...........................   (29,387,000)    (128,175,000)     4,230,000
Dividends on preferred stock (undeclared in
  1996)..........................................    (2,846,000)      (2,846,000)    (2,846,000)
                                                   ------------    -------------    -----------
     Net income (loss) available to common
       shareholders..............................  $(32,233,000)   $(131,021,000)   $ 1,384,000
                                                   ============    =============    ===========
Per common share:
  Earnings (loss) per common and common
     equivalent share............................  $      (3.38)   $      (13.84)   $      0.18
                                                   ============    =============    ===========
  Average common and common equivalent shares
     outstanding.................................     9,539,000        9,466,000      7,792,000
                                                   ============    =============    ===========

          See accompanying notes to consolidated financial statements.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                        1996            1995           1994
                                                    -------------   -------------   -----------
Preferred stock...................................  $  27,677,000   $  27,677,000   $27,677,000
Common stock:
  Balance at beginning of year....................         95,000          90,000        65,000
     Issued to purchase oil and gas properties....             --           2,000        18,000
     Exercise of common stock options and
       warrants...................................             --           6,000         7,000
     Restricted common stock cancellation.........             --          (3,000)           --
                                                    -------------   -------------   -----------
  Balance at end of year..........................         95,000          95,000        90,000
Paid-in-capital:
  Balance at beginning of year....................     38,866,000      38,516,000    21,426,000
     Issued to purchase oil and gas properties....             --       1,615,000    14,948,000
     Exercise of common stock options and
       warrants...................................             --       2,502,000     3,833,000
     Cancellation of restricted stock plan........             --      (2,157,000)           --
     Issuance of warrants.........................             --       1,600,000            --
     Reversal of preferred stock dividends
       previously accrued.........................        712,000              --            --
     Dividends on preferred stock (undeclared in
       1996)......................................             --      (2,846,000)   (1,691,000)
     Other........................................         (7,000)       (364,000)           --
                                                    -------------   -------------   -----------
  Balance at end of year..........................     39,571,000      38,866,000    38,516,000
Accumulated deficit:
  Balance at beginning of year....................   (128,175,000)             --    (3,075,000)
     Net income (loss) before dividends on
       preferred stock............................    (29,387,000)   (128,175,000)    4,230,000
     Dividends on preferred stock.................             --              --    (1,155,000)
                                                    -------------   -------------   -----------
  Balance at end of year..........................   (157,562,000)   (128,175,000)           --
Deferred compensation:
  Balance at beginning of year....................             --      (2,430,000)   (2,700,000)
     Amortization of restricted stock.............             --         270,000       270,000
     Cancellation of restricted stock plan........             --       2,160,000            --
                                                    -------------   -------------   -----------
  Balance at end of year..........................             --              --    (2,430,000)
Treasury stock:
  Balance at beginning of year....................       (332,000)       (315,000)           --
     Purchase of treasury stock...................             --         (17,000)   (1,568,000)
     Issued to purchase oil and gas properties....             --              --     1,253,000
                                                    -------------   -------------   -----------
  Balance at end of year..........................       (332,000)       (332,000)     (315,000)
                                                    -------------   -------------   -----------
Shareholders' equity (deficit)....................  $ (90,551,000)  $ (61,869,000)  $63,538,000
                                                    =============   =============   ===========

          See accompanying notes to consolidated financial statements.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                  1996           1995            1994
                                                              ------------   -------------   ------------
Cash flow from operating activities:
  Net income (loss).........................................  $(29,387,000)  $(128,175,000)  $  4,230,000
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation, depletion, and amortization...............     7,973,000      12,645,000      3,201,000
    Provision for doubtful accounts and notes receivable....     5,158,000       2,007,000             --
    Amortization of debt issuance costs.....................       909,000         759,000             --
    Write-off of debt issuance costs and Senior Notes
      discount..............................................     5,263,000              --             --
    Amortization of restricted stock........................            --         270,000        270,000
    Impairment of long-lived assets.........................     3,864,000     103,266,000             --
    Write-off of leasehold improvements.....................            --         946,000             --
    Gain on sale of oil and gas properties..................        (5,000)         (3,000)    (3,033,000)
    Write-off of accounts receivable included in production
      costs.................................................    (1,172,000)             --             --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................      (515,000)     (2,249,000)    (3,553,000)
    Prepaid expenses and other..............................       132,000        (349,000)      (406,000)
    Accounts payable and accrued liabilities................   (18,376,000)     13,551,000      4,207,000
    Pre-petition liabilities subject to compromise..........    28,236,000              --             --
    Pre-petition liabilities not subject to compromise......     1,505,000              --             --
    Minimum production guarantee obligation.................     5,555,000       3,591,000             --
                                                              ------------   -------------   ------------
         Net cash provided by operating activities..........     9,140,000       6,259,000      4,916,000
Cash flow from investing activities:
  Decrease in notes and other receivables...................            --          69,000        333,000
  Additions to cash held in escrow..........................      (121,000)       (220,000)      (240,000)
  Additions to property and equipment.......................    (4,823,000)   (116,730,000)   (40,087,000)
  Proceeds from sale of oil and gas properties..............         5,000         390,000     11,765,000
                                                              ------------   -------------   ------------
         Net cash used in investing activities..............    (4,939,000)   (116,491,000)   (28,229,000)
Cash flow from financing activities:
  Proceeds from borrowings..................................            --     126,141,000      7,000,000
  Proceeds from issuance of warrants........................            --       1,600,000             --
  Debt issuance costs.......................................            --      (5,722,000)            --
  Principal payments on borrowings..........................      (130,000)    (19,603,000)      (206,000)
  Purchase of treasury stock................................            --         (17,000)    (1,569,000)
  Proceeds from option and warrant exercises................            --       2,508,000      3,840,000
  Common stock filing fees..................................            --        (120,000)            --
  Dividends on preferred stock..............................            --      (2,135,000)    (2,135,000)
                                                              ------------   -------------   ------------
         Net cash (used in) provided by financing
           activities.......................................      (130,000)    102,652,000      6,930,000
  Net increase (decrease) in cash and cash equivalents......     4,071,000      (7,580,000)   (16,383,000)
  Cash and cash equivalents -- beginning of year............     1,608,000       9,188,000     25,571,000
                                                              ------------   -------------   ------------
  Cash and cash equivalents -- end of year..................  $  5,679,000   $   1,608,000   $  9,188,000
                                                              ============   =============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid.............................................  $         --   $   8,232,000   $     18,000
  Income taxes paid.........................................            --          36,000             --
SUPPLEMENTAL INFORMATION OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
  Common stock issued to purchase oil and gas properties....            --       1,617,000     14,966,000
  Note receivable from sale of property and equipment.......            --       3,400,000      5,700,000
  Reduction in drilling and workover rigs and marine
    equipment notes receivable and related deferred gain....            --       1,763,000             --
  Accrued dividends on preferred stock......................      (712,000)        712,000        712,000
  Treasury stock issued to purchase oil and gas
    properties..............................................            --              --      1,253,000
  Deferred gain on sale of oil property and equipment.......            --              --     (1,805,000)

          See accompanying notes to consolidated financial statements.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     WRT Energy Corporation, a Texas corporation, and subsidiaries, are referred to herein collectively as "WRT" or the "Company". The Company owns and operates mature oil and gas properties in the Louisiana Gulf Coast area. The Company seeks to increase both the current production and total oil and gas recovery through the use of advanced technologies, including sophisticated radioactive logging equipment owned by the Company and fluid separation technologies.

2. THE REORGANIZATION CASE

  Chapter 11 Bankruptcy Filing

     On February 14, 1996, ("Petition Date"), the Company filed a petition with the Bankruptcy Court for the Western District of Louisiana ("Bankruptcy Court") for protection under Chapter 11 of the Federal Bankruptcy Code. Such case is referred to herein as the "Reorganization Case". Upon filing of the voluntary petition for relief, the Company, as debtor-in-possession, was authorized to operate its business for the benefit of claim holders and interest holders, and has continued to do so, without objection or request for appointment of a trustee. All debts of the Company as of the Petition Date are currently stayed by the bankruptcy petition and subject to compromise pursuant to such proceedings. The Company has operated its business and managed its assets in the ordinary course as debtor-in-possession, and has obtained court approval for transactions outside the ordinary course of business.

  Plan of Reorganization

     On October 22, 1996, the Company accepted and signed the proposal ("DLBW Proposal") submitted by DLB Oil & Gas, Inc. ("DLB") and Wexford Management LLC ("Wexford"), on behalf of its affiliated investment funds, providing the terms of a proposed capital investment in a plan of reorganization for the Company. DLB and Wexford are collectively referred to herein as DLBW. The Company subsequently obtained Bankruptcy Court approval of the expense reimbursement provisions of the DLBW Proposal.

     Subsequent to the Company's execution of the DLBW Proposal, DLB commenced negotiations with Texaco Exploration and Production, Inc. ("TEPI") regarding,
(i) the claim asserted by TEPI against the Company and its affiliates ("Texaco Claim"), (ii) the purchase of certain interests owned by TEPI in the West Cote Blanche Bay Field ("WCBB Assets") and (iii) the Contract Area Operating Agreement on the WCBB Assets and various other agreements relating thereto. As a result of the negotiations, TEPI and DLB reached an agreement pursuant to which DLB (i) agreed to purchase the Texaco Claim, (ii) as required by TEPI, agreed to purchase the WCBB Assets from TEPI, and (iii) will guarantee ("P&A Guarantee") the performance of all plugging and abandonment obligations related to both the WCBB Assets and the Company's interests in West Cote Blanche Bay Field ("WCBB") and, in order to implement the P&A Guarantee, will pay into a trust ("P&A Trust") established for the benefit of the State of Louisiana, $1,000,000 on or before the first date, no less than thirty days nor more than ninety days following the confirmation date, on which (i) the confirmation order has been stayed and (ii) the conditions to effectiveness have been satisfied (the "Effective Date") and certain other amounts. This transaction closed on March 11, 1997.

     On January 20, 1997, WRT and DLBW jointly filed the First Amended Joint Plan of Reorganization ("Plan") and First Amended Disclosure Statement. The Plan contemplates (i) the issuance to WRT's unsecured creditors, on account of their allowed claims, an aggregate of 10 million shares of New WRT ("New WRT") Common Stock, (ii) the issuance to WRT's unsecured creditors, on account of their allowed claims, of the right to purchase an additional 3,800,000 of New WRT Common Stock at a purchase price of $3.50 per share ("Rights Offering"), (iii) the issuance to DLBW and affiliates of the number of shares of

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

New WRT Common Stock obtained by dividing DLBW's allowed secured claim amount by a purchase price of $3.50 per share, (iv) the purchase by DLBW of all shares of New WRT Common Stock not otherwise purchased pursuant to the Rights Offering,
(v) the transfer by DLB of the WCBB Assets to New WRT along with the associated P&A trust fund and associated funding obligation in exchange for 5,000,000 shares of New WRT Common Stock and in exchange the transfer by New WRT to TEPI certain assets and non-producing acreage, and (vi) the funding by WRT of $3,000,000 to an entity (the "Litigation Entity") to which WRT will transfer any and all causes of action, claims, rights of actions, suits or proceedings which have been or could be asserted by WRT except for (a) the action to recover unpaid production proceeds payable to WRT by Tri-Deck Oil & Gas Company and (b) the foreclosure action to recover title to certain assets (See Note 4 regarding recovery of drilling and workover rigs). New WRT will own a 12% economic interest in the Litigation Entity and the remainder of the economic interests in the Litigation Entity will be allocated to unsecured creditors and DLBW based on their ownership percentage of the 13.8 million shares to be distributed and issued as described in (i) and (ii) above.

     As a consequence of these transactions, upon the Effective Date of the Plan, New WRT will own one hundred percent (100%) of the working interest in the shallow contract area at WCBB. The proceeds from the Rights Offering will be utilized to provide the cash necessary to satisfy Administrative and Priority Claims, fund the Litigation Entity with $3,000,000 and provide New WRT with working capital. New WRT will continue to conduct business and own and operate the oil and gas properties. The Litigation Entity will pursue causes of action assigned to it under the Plan. The beneficiaries of the Litigation Entity will be unsecured creditors, DLBW and New WRT, which will own 12% of the Litigation Entity.

     By order dated May 2, 1997, the Bankruptcy Court confirmed WRT's Plan of Reorganization, as amended. The effective date of the Plan was July 11, 1997. WRT's financial statements will reflect fresh-start reporting, as defined by the Accounting Standards Division of the American Institute of Certified Public Accountants Statement of Position Number 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), as of the effective date when all material conditions precedent to the Plan became binding. Under SOP 90-7, the reorganization value, or enterprise value, of the entity is allocated to the entity's assets in conformity with the purchase method described in Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Upon the effective date, New WRT allocated the actual reorganization value to the entity's assets.

     An unaudited pro forma condensed balance sheet reflecting the anticipated fresh start reporting had the Plan become effective on December 31, 1996 is as follows:

                                                              DECEMBER 31, 1996
                                         ------------------------------------------------------------
                                                           PROFORMA                       (UNAUDITED)
                                          HISTORICAL      ADJUSTMENTS                      PROFORMA
                                         ------------    -------------                    -----------
Cash...................................  $  5,679,000    $   3,855,000   d,e,f,g,i,j      $ 9,534,000
Accounts receivable, net...............     3,667,000               --                      3,667,000
Other current assets...................       633,000               --                        633,000
                                         ------------    -------------                    -----------
          Total current assets.........     9,979,000        3,855,000                     13,834,000
                                         ------------    -------------                    -----------
Property and equipment, net............    56,899,000       14,152,000   a,c               71,051,000
                                         ------------    -------------                    -----------
Other assets...........................     1,198,000           20,000   e                  1,218,000
                                         ------------    -------------                    -----------
                                         $ 68,076,000    $  18,027,000                    $86,103,000
                                         ============    =============                    ===========
Current liabilities....................  $158,627,000    $(154,807,000)  d,e,g,h,j        $ 3,820,000
                                         ------------    -------------                    -----------
Long-term debt.........................            --       15,000,000   e                 15,000,000
                                         ------------    -------------                    -----------
Stockholders' equity (deficit).........   (90,551,000)     157,834,000   a,b,c,f,g,h,i     67,283,000
                                         ------------    -------------                    -----------
                                         $ 68,076,000    $  18,027,000                    $86,103,000
                                         ============    =============                    ===========

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The condensed unaudited pro forma balance sheet is not necessarily indicative of the actual fresh start balance sheet as of the Effective Date.

Assumptions used in the preparation of this unaudited pro forma balance sheet are as follows:

a. To adjust oil and gas properties and other property and equipment to fair market value in accordance with SOP 90-7.

b. All of the currently outstanding preferred stock, common stock, paid-in capital and treasury stock were canceled, resulting in a decrease in equity of $65,659,000.

c. The Company issued 5,000,000 shares of New WRT stock in exchange for oil and gas properties valued at $13,500,000.

d. The INCC note of $15,000,000 was paid in full, including unpaid interest accrued through December 31, 1996 of $1,593,000.

e. Financing was recorded from ING in the amount of $15,000,000 less $187,000 in loan fees which were deducted from the loan proceeds and $200,000 in loan fees which are due in two annual installments of $100,000 each. Additionally, $367,000 of debt issuance costs related to the INCC note were written-off.

f. Stock rights offerings in the amount of $13,300,000 were recorded reflecting the issuance of 3,800,000 additional shares at $3.50 per share.

g. Priority and secured claims in the amount of $13,105,000 were exchanged for 2,681,000 shares of stock and $3,720,000 in cash.

h. Unsecured claims in the amount of $124,364,000 were exchanged for 10,000,000 shares of New WRT.

i.  Establishment of a litigation trust in the amount of $3,000,000.

j.  Payment of administrative claims in the amount of $945,000.

3. SIGNIFICANT ACCOUNTING POLICIES

  Going Concern Considerations

     The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As described in
Note 2 above, the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The consolidated financial statements do not include any adjustments relating to recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the ultimate resolution of the Plan of Reorganization.

     On the Effective Date of the Plan of Reorganization, the Company will utilize fresh-start reporting in accordance with the requirements of SOP 90-7. The application of SOP 90-7 will result in the creation of a new reporting entity for financial purposes having no retained earnings or accumulated deficit.

  Consolidation

     The consolidated financial statements include the accounts of WRT Energy Corporation and its wholly-owned subsidiary, WRT Technologies, Inc. Until December 31, 1995, WRT owned 100% of the stock of two subsidiaries, Tesla Resources, Inc. ("Tesla") and Southern Petroleum, Inc. ("Southern Petroleum"). On that date, both Tesla and Southern Petroleum were merged into WRT with WRT emerging as the sole surviving corporation. In November 1995, WRT formed a wholly-owned subsidiary, WRT Technologies, Inc., which was established to own and operate WRT's proprietary, radioactive, cased-hole logging technology. As of

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

December 31, 1996, WRT Technologies, Inc. held only immaterial assets and had no operating activities. All significant intercompany transactions have been eliminated.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of the statement of cash flow.

  Fair Value of Financial Instruments

     Cash, accounts receivable and accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these financial instruments.

     Due to their nature, pre-petition liabilities not subject to compromise and pre-petition liabilities subject to compromise do not have reasonably estimatable fair values.

     At December 31, 1995, the fair value of the Company's long-term debt in default, approximately $50,000,000, was estimated based on quoted market prices for the Senior Notes (defined herein), and based on the principle balance outstanding for the Credit Facility (defined herein), because it bears interest rates that adjust to market rates.

  Depreciation and Amortization

     The Company provides for depreciation and amortization on the straight-line basis as follows:

Office equipment............................................  5-10 years
Shop equipment..............................................  3-5 years
Field and wireline equipment................................  5-15 years

  Oil and Gas Operations

     The Company follows the successful efforts method of accounting for its oil and gas operations. Under the successful efforts method, costs of productive wells, development dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved reserves. The Company's estimate of future dismantlement and abandonment costs has been considered in computing the aforementioned amortization.

     Cost centers for amortization purposes are determined based on a reasonable aggregation of properties with common geological structures or stratigraphic conditions, such as a reservoir or field. The Company performs a review for impairment of proved oil and gas properties on a depletable unit basis when circumstances suggest the need for such a review. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit will be recognized. Fair value, on a depletable unit basis, is estimated to be the present value of expected future net cash flows computed by applying estimated future oil and gas prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves.

     Exploration expenses, including geological, geophysical and costs of carrying and retaining undeveloped properties are charged to expense as incurred.

     Unproved properties are assessed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired. If proved reserves are not discovered within one year after drilling is completed, costs are charged to expense.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Earnings (Loss) per Share

     Earnings (loss) per share computations are calculated on the weighted-average of common shares and common share equivalents outstanding during the year. Common stock options and warrants are considered to be common share equivalents and are used to calculate earnings per common and common equivalent share except when they are anti-dilutive.

  Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted.

  Revenue Recognition

     Natural gas revenues are recorded in the month produced using the entitlement method, whereby any production volumes received in excess of the Company's ownership percentage in the property are recorded as a liability. If less than the Company's entitlement is received, the underproduction is recorded as a receivable. Oil revenues are recognized in the month produced.

  Concentrations of Credit Risk

     The Company operates in the oil and natural gas industry with sales to refineries, re-sellers such as pipeline companies, and local distribution companies. While certain of these customers are affected by periodic downturns in the economy in general or in their specific segment of the natural gas industry, the Company believes that its level of credit-related losses due to such economic fluctuations has been immaterial and will continue to be immaterial to the Company's results of operations in the long term. Unrelated to economic fluctuations, during 1996, the Company incurred a bad debt in the amount of $4,278,000 related to marketing of its oil and gas by Tri-Deck Oil & Gas Company ("Tri-Deck"). See Notes 5 and 18 for further discussion.

     During the years ended December 31, 1996, 1995 and 1994, approximately 89%, 79% and 52%, respectively, of the Company's revenues from oil and natural gas sales were attributable to sales to five primary customers: Tri-Deck, Plains Marketing and Transportation, Inc., Texas-Ohio Gas, Inc., Riverside Pipeline Company and Prior Energy.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period. The financial statements are highly dependent on oil and gas reserve estimates which are inherently imprecise. Actual results could differ from those estimates.

  Stock Options

     As more fully described in Note 13, the Company has various employee and outside director stock option plans outstanding at December 31, 1996. Statement of Financial Accounting Standards ("SFAS") No. 123

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

"Accounting for Stock-Based Compensation" ("SFAS No. 123"), issued in October 1995, allows a company to adopt a fair value based method of accounting for its stock-based compensation plans, or to continue to follow the intrinsic value method of accounting prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees", in accounting for its stock option plans. In accordance with APB Opinion No. 25, compensation costs are not recognized in the Company's fixed stock option plans.

     The Company has elected to continue to apply APB Opinion No. 25 in accounting for its granted stock options and accordingly, no compensation cost has been recognized for the fair value of stock options granted to employees and outside directors in the financial statements. Had the Company recognized compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated in the table below. The pro forma amounts shown below do not include the effects of stock options granted prior to January 1, 1995. The pro forma net loss reflects only options granted in 1995, as no options were granted in 1996. The per share weighted average fair value of stock options granted during 1995 was $4.34 on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield 0%, risk free interest rate of 6.85% and 6.04% for the grants dated April 13, 1995 and September 1, 1995, respectively, expected volatility of 90.4% and an expected life of five years. The full impact of compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented below because compensation cost is reflected over the option vesting period of five years.

                                                             1996            1995
                                                         ------------    -------------
Net loss --
  As reported..........................................  $(32,233,000)   $(131,021,000)
  Pro forma............................................  $(32,831,000)   $(131,749,000)
Net loss per share --
  As reported..........................................  $      (3.38)   $      (13.84)
  Pro forma............................................  $      (3.44)   $      (13.92)

     The Company's stock options have no estimated fair value at December 31, 1996, as under the Company's proposed Plan, the holders of WRT stock options will receive no distribution and their rights will be extinguished.

  Commitments and Contingencies

     Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

     In October 1996, the American Institute of Certified Public Accountants issued SOP 96-1, "Environmental Remediation Liabilities." SOP 96-1 was adopted by the Company on January 1, 1997. It requires, among other things, that environmental remediation liabilities be accrued when the criteria of SFAS No. 5, "Accounting for Contingencies," have been met. SOP 96-1 also provides guidance with respect to the measurement of the remediation liabilities. Such accounting is consistent with the Company's method of accounting for environmental remediation costs. Therefore, adoption of SOP 96-1 will not have a material impact on the Company's financial position or results of operations.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. PROPERTY AND EQUIPMENT

     The major categories of property and equipment and related accumulated depreciation, depletion and amortization as of December 31, 1996 and 1995 are as follows:

                                                              1996            1995
                                                          ------------    ------------
Oil and gas properties..................................  $ 77,541,000    $ 75,609,000
Equipment...............................................     2,954,000       3,312,000
Office furniture and fixtures...........................     1,669,000       2,297,000
Building................................................       235,000         236,000
Land....................................................       260,000         263,000
                                                          ------------    ------------
Total property and equipment............................    82,659,000      81,717,000
Accumulated depreciation, depletion and amortization....   (25,760,000)    (17,804,000)
                                                          ------------    ------------
Property and equipment, net.............................  $ 56,899,000    $ 63,913,000
                                                          ============    ============

     In December 1994, the Company sold four drilling and workover rigs, obtained in connection with certain oil and gas property acquisitions, to an oil field service contractor for a total consideration of $3,900,000. The purchaser gave a 6% secured promissory note in exchange. No gain or loss was recognized at the date of the sale. The $1,000,000 gain on the sale was deferred and was being realized over the life of the note. Concerns about the ability of the purchaser to perform pursuant to the terms of the contract resulted in the Company reversing the deferred gain in September 1995. At December 31, 1995, the related note receivable was canceled. The Company has hired counsel and currently is seeking to recover the collateral securing these notes.

     In December 1994 and May 1995, the Company sold to the same oil field service contractor marine and oil field service equipment for a total consideration of $5,200,000. The purchaser gave two 6% secured promissory notes in exchange. No gain or loss was recognized at the date of the sale. The $800,000 gain on the sale was deferred and was being realized over the life of the notes. Concerns about the ability of the purchaser to perform pursuant to the terms of the contracts resulted in the Company reversing in September 1995 the deferred gain. At December 31, 1995, the two related promissory notes were fully canceled. The Company has hired counsel and is currently seeking to recover the collateral securing these notes.

5. PROVISION FOR DOUBTFUL RECEIVABLES

     The Company has recorded provisions for certain receivables in which collectibility is uncertain as follows:

     In April 1995, the Company allegedly entered into a marketing agreement with Tri-Deck pursuant to which Tri-Deck would market all of the Company's oil and natural gas production. Subsequent to the agreement, Tri-Deck's principal, James Florence, who was also serving as WRT's Director of Marketing, assigned to Plains Marketing its right to market the Company's oil production and entered into a contract with Perry Oil and Gas to market the Company's gas production. During the early stages of the Company's Reorganization Case, Tri-Deck failed to make payments to the Company attributable to several months of the Company's gas production. Due to the uncertainty of the amount that will be recovered from Tri-Deck, the Company has recorded an allowance for this receivable in the amount of $4,278,000. Of this amount, approximately $1,700,000 related to the receivable from Tri-Deck for the purchase of WRT's April and May, 1996 gas production and has been deposited into a depository account with the Bankruptcy Court's registry. See Note 18 for further details.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has a long-term receivable, recovery of which is made in the form of a production payment from the oil and gas revenues in certain Company operated oil and gas properties. The most significant well underlying the production payment ceased production during the third quarter of 1995 due to mechanical failure of the well bore. As a result, the ultimate recovery of the remaining receivable is uncertain. The Company wrote-off the remaining $472,000 receivable balance in 1995.

     During 1994, the Company made two personal loans of $62,500 and $300,000 to an executive officer of the Company on an unsecured basis payable on the last day of February and June 1995, respectively. The loan for $62,500 was repaid in March 1995 and the $300,000 loan maturity date was extended until December 31, 1995. The loan was not repaid when due on December 31, 1995 and the Company has recorded an allowance of $300,000 for this note. The executive resigned from the Company in January 1995. The executive officer filed for personal debt protection subsequent to December 1996.

6. IMPAIRMENT OF LONG-LIVED ASSETS AND NOTES RECEIVABLE

     Effective December 31, 1995, the Company adopted SFAS No. 121 which requires that an impairment loss be recognized whenever the carrying amount of a long-lived asset exceeds the sum of the estimated future cash flows (undiscounted) of the asset. For each long-lived asset determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the asset is recognized. During 1995, the Company recorded a non-cash charge of $103,266,000 in connection with the adoption of this new accounting standard of which approximately $95,000,000 was related to the impairment of oil and gas properties, the result of significant downward revisions in the Company's proved oil and gas reserves at December 31, 1995. At December 31, 1996, the Company incurred an additional non-cash charge of $2,545,000 related to the further impairment of its oil and gas properties as well as the impairment of some of its field equipment. Principal fields suffering further impairment in value in 1996 were the Abbeville Field, the Lac Blanc Field, and the West Hackberry Field as a result of additional downward revisions in the proved oil and gas reserves at December 31, 1996.

     The Company also recorded non-cash charges related to certain rig, marine and field equipment owned or securing notes receivable. The Company originally expected this equipment would provide drilling and field services in the Company's oil and gas development program. Due to liquidity problems and the reduced level of development activity, the Company did not expect to utilize these assets in the near term and, accordingly, recovery of the related carrying cost was deemed unlikely. As a result of the adoption of SFAS No. 121, the Company recorded an impairment of $7,900,000 related to this equipment in 1995. During 1996, the Company incurred an additional non-cash charge of $1,319,000 related to the further impairment of its office and field equipment. Of this balance, $815,000 relates primarily to a write down of the Company's office equipment and computer hardware and software to its appraised fair value, and the balance of $504,000 relates to a write-down of the wire-line equipment to its appraised fair value.

7. RESTRUCTURING CHARGES AND REORGANIZATION COSTS

     The Company incurred certain restructuring costs in connection with its change in strategy and corporate structure. For the year ended 1995, these costs consisted primarily of the write-off of approximately $1,000,000 in leasehold improvements related to the relocation of the Company's operations from The Woodlands, Texas, approximately $300,000 in severance costs related to staff reductions and changes in senior management and $100,000 in legal fees and other costs directly related to the Company's Reorganization Case.

     During 1996, the Company incurred $7,345,000 in reorganization costs, primarily consisting of professional fees totaling $2,594,000 and the write-off of previously capitalized debt issuance costs on the Senior Notes (herein defined) in the amount of $3,834,000.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. OIL AND GAS PROPERTY ACQUISITIONS

  Initial LLOG Property Acquisition

     In December 1994, the Company entered into a definitive agreement with LLOG Exploration Company ("LLOG") for the purchase of LLOG's working interest in the Bayou Penchant Field ("Initial LLOG Property"). The Company concluded the acquisition of the Initial LLOG Property in late January 1995 for a purchase price of approximately $15,600,000 plus a nonrefundable deposit of $5,000,000 towards the purchase from LLOG of certain additional oil and gas properties, described below. The approximately $20,600,000 paid to LLOG was financed by borrowings of $15,000,000 under the Company's Credit Facility, and by the issuance to LLOG of a short-term, promissory note for approximately $5,600,000 ("Seller Financing Note"). In early February 1995, the Company refinanced the Seller Financing Note from the proceeds of a $7,500,000 bridge loan ("Bridge Loan").

  Remaining LLOG Properties Acquisition

     In December 1994, the Company and LLOG also entered into a letter of intent for the purchase by the Company of a second group of oil and gas properties owned by LLOG ("Remaining LLOG Properties"). Separate purchase contracts for each of the Remaining LLOG Properties were entered into in January 1995. The Company concluded the acquisition of the Remaining LLOG Properties in early March 1995 for an aggregate purchase price of approximately $46,400,000, less the $5,000,000 nonrefundable deposit previously paid to LLOG in connection with the Company's acquisition of the Initial LLOG Property. The approximate $41,400,000 paid to LLOG was financed through offering of the Senior Notes in March 1995 as more fully described in Note 9.

     The Remaining LLOG Properties consist of working interests in four south Louisiana oil and gas fields: the Bayou Pigeon Field, the Deer Island Field, the Abbeville Field, and the Golden Meadow Field. The Company owns a 100% working interest in substantially all acreage comprising the Remaining LLOG Properties, other than the Abbeville Field in which it owns approximately 70% of the working interest. However, during 1996 a title dispute arose related to certain acreage in the Bayou Pigeon Field. See "Title to Oil and Gas Properties" in Note 18 for further discussion. The Company is the operator of the Initial LLOG Property and the Remaining LLOG Properties.

  West Cote Blanche Bay Field Acquisition

     In January 1995, the Company entered into an agreement in principle with an affiliate of Benton Oil and Gas Company and two affiliates of Tenneco, Inc., to purchase an additional 43.75% working interest in the West Cote Blanche Bay Field, a property in which the Company previously owned a 6.25% working interest. The agreement in principle contemplated that the sellers retain their interests in all depths below an average of approximately 10,500 feet. The purchase price for the additional interests in the West Cote Blanche Bay Field was approximately $20,000,000. The purchase was completed in April 1995. On March 11, 1997, in connection with the Plan, DLB executed definitive documentation with TEPI related to the West Cote Blanche Bay Field, whereby DLB
(i) acquired the claim asserted by TEPI against WRT (ii) acquired the remaining 50% working interest in the reservoirs above 10,500 feet in the West Cote Blanche Bay Field, and (iii) assumed certain operational and plugging and abandonment obligations related to the WCBB Assets. At the second closing, which is expected to occur on the Effective Date of the Plan, DLB will transfer the WCBB Assets to New WRT in exchange for five million (5,000,000) shares of New WRT Common Stock and the assumption by New WRT of certain plugging and abandonment obligations related to the West Cote Blanche Bay Field.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Napoleonville Field

     In December 1994, the Company purchased a 100% working interest (approximately 75% net revenue interest) in leases covering approximately 300 acres in the Napoleonville Field for a purchase price of $9.8 million which was paid by the issuance of 1,300,000 shares of the Company's common stock

     During 1995, the Company purchased for approximately $1.2 million and $600,000, respectively, certain additional leasehold acreage in the Napoleonville Field and saltwater disposal facilities from BSFI Western E&P, Inc. ("BSFI"). At the time of the purchase, BSFI, as a 5.5% common shareholder of the Company, was a related party. In connection with the purchase, the parties also effected the settlement of a potential dispute between BSFI and the Company related to an assertion by BSFI that the Company allegedly failed to timely register for resale of the 1,300,000 common shares issued to purchase the Napoleonville Field.

9. LONG-TERM DEBT

                                                                  1995
                                                              ------------
Long-term debt in default:
  Credit Facility...........................................  $ 15,000,000
  Other long-term debt......................................       377,000
  Senior Notes..............................................    98,572,000
                                                              ------------
                                                              $113,949,000
                                                              ============

  Credit Facility

     In December 1994, the Company entered into a $40,000,000 credit facility with International Nederlanden (U.S.) Capital Corporation ("INCC") ("Credit Facility") that is secured by substantially all of the Company's assets. At December 31, 1996 and 1995, WRT has borrowings outstanding of $15,000,000, the maximum amount of borrowings available under the Credit Facility. At December 31, 1995, the revolving loan borrowings were converted to a term loan whereby quarterly principal payments of one-sixteenth of the outstanding indebtedness were due and payable. Amounts outstanding under the Credit Facility bear interest at an annual rate selected by the Company of either (i) the London Inter-Bank offered rate ("LIBOR") plus 3%, or (ii) the Lender's prime lending rate plus 1.25%. The estimated fair value of the Company's indebtedness under its Credit Facility approximates the principal balance outstanding, as the facility bears interest at rates tied to market rates and is secured by substantially all of the Company's assets.

     At December 31, 1996 and 1995, the Company was in default under certain financial covenants of the Credit Facility. Accordingly, the Company has classified the debt as current at December 31, 1996 and 1995. While in bankruptcy, INCC is stayed from enforcing certain remedies provided for in the credit agreement and the indenture. The Company, pursuant to an order of the Bankruptcy Court, did not make the scheduled interest payment of $400,000 to INCC on February 28, 1996, nor has the Company made any interest payments since that date. At December 31, 1996, accrued interest related to the credit facility was $1,593,000. In addition, the Company did not make the first scheduled principal payment of $900,000 due on the Credit Facility on March 31, 1996, nor has the Company made any other principal payments on this Credit Facility since that date.

     DLBW and ING (U.S.) Capital Corporation (successor to INCC) ("ING") have reached an agreement in principle providing for the consensual treatment of INCC's claim and for availability of a new loan to New WRT in the amount of $15,000,000. The agreement remains subject to the completion of definitive documentation, corporate approvals and certain other conditions.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  13 7/8% Senior Note Offering

     In February 1995, the Company offered 100,000 Units consisting of $100,000,000 aggregate principal amount of 13 7/8% Senior Notes and warrants ("Warrants") to purchase an aggregate of 800,000 shares of the Company's Common Stock ("Offering"). The net proceeds from the Offering were used to acquire the Remaining LLOG Properties, to repay the Bridge Loan and substantially all borrowings under the Credit Facility, to acquire an additional working interest in the West Cote Blanche Bay Field and for general corporate purposes.

     The Senior Notes are redeemable at the option of the Company in whole or in part, at any time on or after March 1, 2000. Prior to March 1, 1998, up to $35,000,000 of the aggregate principal amount of the Senior Notes will be redeemable at the option of the Company from the net proceeds of any public offering of Common Stock of the Company at 113.5% of the principal amount thereof, plus accrued interest.

     The Senior Notes are senior unsecured obligations of the Company ranking senior in right of payment to any subordinated indebtedness of the Company, and pari passu with the existing and future senior indebtedness of the Company. The Senior Notes and the Warrants are separately transferable. The Warrants became exercisable on June 1, 1995. Each Warrant entitles the holder thereof to purchase from the Company one share of Common Stock at a price of $8.00 per share. Unexercised Warrants will expire on March 1, 2000. See Note 12 regarding the warrants.

     The Senior Notes were issued under an indenture ("Indenture"), and such Indenture contains certain covenants that, among other things, limit (i) the incurrence of additional indebtedness; (ii) the payment of dividends or making of certain other restricted payments; (iii) the incurrence of liens; (iv) the disposition of subsidiary stock; (v) transactions with affiliates; (vi) certain sale and leaseback arrangements; (vii) investments; (viii) guarantees of indebtedness by subsidiaries; (ix) the imposition of restrictions on the subsidiaries' ability to make distributions to the Company; and (x) mergers, consolidations and transfers of assets. WRT was not in compliance with the provisions of the Indenture at December 31, 1996 and 1995. Accordingly, the Company has classified the debt as current at December 31, 1996 and 1995. See
Note 10 for further details regarding the treatment of this claim in the Plan.

     The Company, pursuant to an order of the Bankruptcy court, did not make the scheduled interest payment of $6,938,000 on March 1, 1996, nor has the Company made any interest payments since that date. In accordance with SOP 90-7, the Company has not recorded interest expense on the Senior Notes subsequent to the Petition Date. At December 31, 1996, interest accrued related to the Senior Notes was $6,359,000. Had the Company accrued interest on the Senior Notes for the period subsequent to the Petition Date through December 31, 1996, an additional $12,141,000 of interest expense would have been recorded as of December 31, 1996.

10. DESCRIPTION OF THE PLAN RELATING TO CLAIMS

     By order dated May 2, 1997, the Bankruptcy Court confirmed WRT's (and DLBW's) second amended joint Plan of Reorganization. Pursuant to the Plan, all liabilities incurred prior to the filing for bankruptcy are classified as pre-petition liabilities. Accordingly, pre-petition liabilities are separately identified on the accompanying balance sheet. Pre-petition liabilities not subject to compromise in the amount of $16,752,000 will (a) be paid in cash to the full amount of the claim or to the extent of collateral, (b) be paid in stock of New WRT at the amount of the claim divided by $3.50 per share, or (c) allowed priority tax claims will be paid in full in deferred cash payments in equal quarterly payments through the end of year 2001 with interest at a rate of LIBOR plus 2%. Pre-petition liabilities subject to compromise in the amount of $136,346,000 will be satisfied in the form of either (a) a cash payment of 50% of the allowed claim (for claims equal to or less that $2,500 in amount) or (b) a pro rata share of the 10,000,000 shares of New WRT Common Stock and the

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

right to participate in the Rights Offering of 3,800,000 shares of New WRT common stock at $3.50 per common share (for claims in excess of $2,500). All preferred and common shareholder claims will extinguish under the Plan. All warrants and stock options are extinguished under the Plan.

     With respect to all claim related liabilities recorded in the accompanying balance sheet, such claims have been recorded in accordance with SFAS No.5, "Accounting for Contingencies," which dictates that the loss contingencies be accrued through a charge to income when (a) it is probable that a liability has been incurred at the financial statement date and (b) the amount of the liability can be reasonably estimated. Loss contingencies that do not meet these conditions are disclosed when the Company believes there is a reasonable possibility that a loss may have been incurred.

     As of December 31, 1996, the Company had disputed claims for which the Bankruptcy Court has not made a final determination as to the ultimate liability, if any, of the Company. The Company has accrued certain amounts related to these disputed claims in its financial statements as of December 31, 1996 which are probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The ultimate resolution of the claims will be reflected in the future financial statements as they are settled, and could vary significantly from the amounts accrued at December 31, 1996.

11. PREFERRED AND COMMON STOCK OFFERINGS

  Public Offering of Preferred Stock

     On October 27, 1993, the Company completed its public offering of 1,265,000 shares of 9% Convertible Preferred Stock ("Preferred Stock") at a price of $25 per share. The offering resulted in cash proceeds to the Company of $27,700,000, net of underwriting fees, commissions and offering costs. The proceeds of the offering were used to purchase additional oil and gas properties, to conduct oil and gas property development, to develop and fabricate logging tools and for general purposes.

     The Preferred Stock has a liquidation preference of $25 per share and is convertible, at the option of the holder, into 2.083 shares of the Company's common stock. Commencing on October 20, 1994, if the last reported sales price of the common stock equals or exceeds $15.60 per share for ten consecutive trading days, the Preferred Stock will convert automatically into common stock. No shares were converted under this provision, as the last reported sales price of the common stock did not equal or exceed $15.60 per share for ten consecutive trading days. The Preferred Stock was not redeemable before October 20, 1995. Dividends on the Preferred Stock will accrue and are cumulative from October 20, 1993, and are payable quarterly in arrears when declared by the Board of Directors. The Company was precluded under the terms of the Senior Note Indenture and Credit Facility from declaring any dividends during 1996. As a result of this and the bankruptcy proceedings, the Company did not accrue dividends payable on its Preferred Stock during 1996. In addition, accrued and unpaid Preferred Stock dividends at December 31, 1995 have been reversed in the 1996 financial statements. See Note 10 for treatment under the Plan of Reorganization.

12. COMMON STOCK WARRANTS

     As a result of various public and private common and preferred stock and senior notes offerings, litigation settlements and oil and gas property acquisitions, the Company had 1,149,167 and 1,699,167 common stock warrants outstanding as of December 31, 1996 and 1995, respectively, for the right to purchase the Company's common stock at prices ranging from $6.45 to $14.40 per share.

     Under the Company's Plan, the holders of WRT warrants will receive no distribution and their rights will be extinguished; therefore, the WRT warrants have no estimated fair value at December 31, 1996.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. STOCK OPTION AND STOCK GRANT PLANS

     Between 1991 and 1995, the Company issued stock options to its employees and outside directors. As of December 31, 1996 and 1995, 1,781,450 and 2,056,450 options, respectively, were outstanding with exercise prices ranging from $2.00 to $11.00 per common share. All of the aforementioned options either have expired due to the termination of employment of the employee or director or will be canceled as a result of the Plan.

     Additionally, in December 1993, the Company's shareholders approved a grant of an aggregate of 300,000 shares of restricted stock ("Restricted Stock") to the Company's four incumbent executive officers ("Restricted Stock Grant"). The Restricted Stock vested at a rate of 10% per year commencing on January 15, 1995. The Restricted Stock shares were subject to forfeiture restrictions and could not be sold, transferred or disposed of during the restriction period. During 1994, one executive officer's employment with the Company terminated prior to the vesting of any of his stock, and, pursuant to the terms of the Restricted Stock Grant, his 60,000 shares were reallocated among the remaining original three executive officers. Similarly, in February 1995, another executive officer's employment with the Company terminated prior to the vesting of any of his stock, and, pursuant to the terms of the Restricted Stock Grant, his 75,000 shares were reallocated among the remaining original two executive officers. During 1995 and 1994, the Company recorded to general and administrative expense $270,000 related to the amortization of this deferred compensation plan.

     The Restricted Stock Grant was terminated by the Company's Board of Directors on November 10, 1995. The two remaining participants were paid $90,000 and $18,000, respectively, for the cancellation of 225,000 and 48,750 shares beneficially owned. The Company recorded $108,000 in compensation expense in 1995 related to the termination of the plan.

     Changes in options outstanding under the various employee, executive and director plans described above for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

                                            NON-QUALIFIED                 WEIGHTED AVERAGE
                                            STOCK OPTIONS                  EXERCISE PRICE
                                      --------------------------     --------------------------
                                      OUTSTANDING    EXERCISABLE     OUTSTANDING    EXERCISABLE
                                      -----------    -----------     -----------    -----------
December 31, 1993...................     692,000        427,000         $5.39          $4.58
  Granted...........................   1,690,000      1,070,500          6.23           6.34
  Became exercisable................          --             --            --             --
  Exercised.........................    (289,550)      (289,550)         5.50           5.50
  Canceled or expired...............      (2,000)        (2,000)         3.00           3.00
                                       ---------      ---------         -----          -----
December 31, 1994...................   2,090,450      1,205,950         $6.05          $5.92
  Granted...........................     550,000        165,000          6.69           6.69
  Became exercisable................          --        519,800            --           7.00
  Exercised.........................    (509,000)      (509,000)         4.01           4.01
  Canceled or expired...............     (75,000)       (75,000)         6.69           6.69
                                       ---------      ---------         -----          -----
December 31, 1995...................   2,056,450      1,306,750         $6.70          $7.15
  Granted...........................          --             --            --             --
  Became exercisable................          --        320,750            --           5.91
  Exercised.........................          --             --            --             --
  Canceled or expired...............    (275,000)      (275,000)         6.69           6.69
                                       ---------      ---------         -----          -----
December 31, 1996...................   1,781,450      1,352,500         $6.71          $6.95
                                       =========      =========         =====          =====

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. INCOME TAXES

     The Company's income tax expense consists of the following:

                                                     1996         1995         1994
                                                    -------      -------      -------
Current...........................................  $    --      $    --      $36,000
Deferred..........................................       --           --           --
                                                    -------      -------      -------
          Total...................................  $    --      $    --      $36,000
                                                    =======      =======      =======

     A reconciliation of the statutory federal income tax amount to the recorded expense follows:

                                                1996            1995            1994
                                            ------------    -------------    ----------
Income (loss) before federal income tax...  $(29,387,000)   $(128,175,000)   $4,266,000
Expected income tax (benefit) at
  statutory rate..........................   (10,285,000)     (44,861,000)    1,451,000
Valuation allowance.......................     9,358,000       44,977,000      (557,000)
Tax deduction in excess of book for stock
  options exercised.......................            --         (144,000)     (677,000)
Net operating loss carryforward
  utilized................................            --               --      (190,000)
Reorganization costs......................       923,000               --            --
Other.....................................         4,000           28,000         9,000
                                            ------------    -------------    ----------
Income tax expense recorded...............  $         --    $          --    $   36,000
                                            ------------    -------------    ----------

     The tax effects of temporary differences and net operating loss carry forwards, which give rise to deferred tax assets (liabilities) at December 31, 1996 and 1995, respectively, are as follows:

                                                              1996            1995
                                                          ------------    ------------
Net operating loss carry forward........................  $ 19,002,000    $ 10,350,000
Oil and gas property bases differences..................    28,971,000      34,042,000
Other...................................................     6,702,000         957,000
                                                          ------------    ------------
Total gross deferred tax asset..........................    54,675,000      45,349,000
Valuation allowance.....................................   (54,607,000)    (45,269,000)
                                                          ------------    ------------
Deferred tax asset......................................        68,000          80,000
                                                          ------------    ------------
Other...................................................       (68,000)        (80,000)
                                                          ------------    ------------
Deferred tax liability..................................       (68,000)        (80,000)
                                                          ------------    ------------
Net deferred tax asset (liability)......................  $         --    $         --
                                                          ============    ============

     The Company has available tax net operating loss carry forwards of approximately $54,292,000 as of December 31, 1996. These carry forwards expire in varying annual amounts during the years 2006 through 2011. Prior to the Effective Date of the Plan, the Company does not believe that it is more likely than not that the net operating loss carry forward and other deferred tax assets are likely to be utilized prior to their expiration. As such, at December 31, 1996 the Company has recorded a valuation allowance for its net deferred tax assets in the amount of $54,607,000.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15. EARNINGS (LOSS) PER SHARE

     The following schedule summarizes the calculation of earnings (loss) per common and common stock equivalent, assuming the exercise of the outstanding Common Stock options and warrants to purchase Common Stock, using the modified treasury stock method except in those periods when the inclusion of options and warrants is anti-dilutive.

                                               1996            1995            1994
                                           ------------    -------------    -----------
Net income (loss) before dividends on
  Preferred Stock........................  $(29,387,000)   $(128,175,000)   $ 4,230,000
Dividends on Preferred Stock.............    (2,846,000)      (2,846,000)    (2,846,000)
                                           ------------    -------------    -----------
Total income (loss) available to common
  shareholders...........................  $(32,233,000)   $(131,021,000)   $ 1,384,000
                                           ============    =============    ===========
Average common shares outstanding........     9,539,000        9,466,000      7,392,000
Common stock equivalents.................            --               --        400,000
                                           ------------    -------------    -----------
                                              9,539,000        9,466,000      7,792,000
                                           ============    =============    ===========
Earnings (loss) per common and common
  stock equivalent.......................  $      (3.38)   $      (13.84)   $      0.18
                                           ============    =============    ===========

16. JOINT VENTURE AGREEMENT

     By a Joint Venture Agreement dated October 18, 1991, the Company entered into a joint venture to develop certain oil and gas properties with Tricore Energy Venture, L.P., a Texas limited partnership ("Tricore") and Stag Energy Corporation ("Stag").

     Under the terms of the Tricore agreements Tricore contributes the capitalization required to complete the development of selected prospects, and Stag and the Company contribute, or arrange for contribution of, the prospects to be developed.

     The allocation of the net income, profits, credits, gains and losses of the joint venture are distributed as follows:

                                                    INITIAL      ONGOING
                                                   ALLOCATION   ALLOCATION
                                                   ----------   ----------
Tricore..........................................     70%          55%
WRT..............................................     25%          35%
Stag.............................................      5%          10%

     The distributions will convert from the initial to the ongoing allocation upon Tricore receiving aggregate distributions equal to 125% of its initial contributions to the joint venture.

     In March 1995, the Company contributed the K.G. Wilbert No. 1 well, located in Iberville Parish, Louisiana, the Atkinson No. 2 well, located in Hayes Field in Jefferson Davis Parish, Louisiana and State Lease 8396 #1 and #2 wells, located in South Atchafalaya Bay Field in St. Mary Parish, Louisiana, to the joint venture and received $867,850 as compensation for the recompletion and field services rendered. The cash received was a recovery of costs incurred, and no field service revenues were recognized.

     In July 1994, the Company contributed a portion of its interest in the Exxon Fee #23 well, located in Lac Blanc Field in Vermilion Parish, to the joint venture and received $1,200,000 as compensation for the

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

recompletion of the well. The cash received was a recovery of costs incurred and no field service revenues were recognized.

     In March 1993, the Company contributed the Delcambre No. 1 well, located in Tigre Lagoon Field in Vermilion Parish, Louisiana and the Summers No. 1 well located in North Rowan Field in Brazoria County, Texas, to the joint venture and received $2,000,000 as compensation for recompletion and wireline services rendered. The cash received was a recovery of costs incurred, and no field service revenues related to the recompletion and wireline services rendered were recognized.

     In March 1992, Tricore paid the Company $1,300,000 for the turnkey development of the Delcambre A-2 well located in Tigre Lagoon Field in Vermilion Parish, Louisiana. The Company used the funds to recover the costs of drilling the well and as compensation for wireline services rendered. The Company recognized field service revenues to the extent that cash received exceeded its costs in the property, however, no field service revenue was recorded related to the initial 25% joint venture interest received.

     The Company has provided Tricore with a limited production guarantee based on the minimum production schedule attached to the Tricore joint venture agreement. The minimum production schedule assumes that Tricore's cumulative share of the future gross production from jointly-owned properties will average 4,250 Mcf per day during the period between October 1, 1996 and September 30, 1997, 2,350 Mcf per day during the period October 1, 1997 and September 30, 1998, and 699 Mcf per day during the period October 1, 1998 and September 30, 1999. The minimum production also assumes that all future gas production allocated to Tricore will be sold at a price of $1.50 per Mcf. As long as either the actual volume of natural gas delivered or the gross revenue allocated to Tricore exceeds the cumulative values reflected in the minimum production schedule, the Company will have no current liability to Tricore under the production guarantee. Pursuant to the Joint Venture Agreement, if the production during any annual period, commencing October 1 through September 30, is less than the minimum production levels required by the Joint Venture Agreement, the Company is required to eliminate the annual production deficit by delivering sufficient quantities of gas from other properties in twelve equal monthly installments, commencing the following December 1, or by the issuance to the venture of registered debt or equity securities which have a fair market value equal to the required payment. As collateral for the Company's obligations under the production guarantee, Tricore holds a partial assignment of an interest in the West Cote Blanche Bay Field. This 4.68% working interest (3.72% net revenue interest) assignment, was made subject to the terms and provisions of the Joint Venture Agreement. Upon satisfaction of the production guarantee, Tricore is required to execute and deliver a release of the partial assignment.

     As a result of significant production declines from jointly-owned properties, notably the Exxon Fee #23 well, production did not currently exceed the minimum required under the guarantee for the period commencing October 1, 1995 to September 30, 1996. In addition, due to the substantial reserve losses incurred during 1995 and 1996, the estimated future gross revenues from the joint venture wells are not adequate over the remaining term of the guarantee. As a result, the Company has recorded in 1996 and 1995, minimum production guarantee charges of $5,555,000 and $3,591,000, respectively. The $9,146,000 liability recognized at December 31, 1996 represents the Company's estimated ultimate obligation to the joint venture, including the disallowance of certain tax credits as discussed below.

     Pursuant to the terms of the production guarantee, if any of the gas production from joint venture properties qualifies for the nonconventional fuels tax credit provided for by Internal Revenue Code Section 29, then 150% of that tax credit shall be included in the calculation of gross revenues for purposes of the guarantee. Based upon a certification by the Louisiana Department of Natural Resources ("DNR"), a significant amount of the production attributable to the joint venture qualified under Section 107(c)(2) of the Natural Gas Policy Act of 1978 (the "NGPA") as gas produced from geopressured brine. As required under the NGPA, the DNR's determination was forwarded to the FERC for review. In April 1995, the FERC

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

reversed the position of the DNR, rejecting the qualification of the wells under
Section 107(c)(2) of the NGPA. The Company appealed the FERC determination to the United States Court of Appeals for the Fifth Circuit, located in New Orleans, Louisiana. In February 1997, the United States Court of Appeals for the Fifth Circuit affirmed the FERC's determination.

     On January 14, 1997, the Company initiated an adversary proceeding to obtain a declaration of the invalidity of the security interests or liens securing Tricore's asserted Secured Claim of "up to $9,224,000" or alternatively for avoidance of such security interests or liens pursuant to Sections 544 and 547 of the Bankruptcy Code. Such suit is pending as of this date. On March 7, 1997, the Company also filed an objection to the asserted Claim of Tricore (i) under Section 502(d) of the Bankruptcy Code seeking to disallow such asserted Claim in full on the grounds that Tricore is the transferee of a transfer available under Sections 544 and 547 of the Bankruptcy Code, and (ii) under
Section 502(c) of the Bankruptcy Code seeking to estimate such asserted Claim on the grounds that it is a contingent claim the liquidation of which would unduly delay the administration of the Reorganization Case. On June 19, 1997, Tricore filed an amendment to reduce their proof of claim to $9,064,000 from $9,224,000. Nevertheless, to the extent that Tricore is determined to be a secured claim, the Plan provides for the claim to be paid in full. The Company is currently negotiating a settlement with Tricore pursuant to their claim. See Note 18 for further discussion.

17. COMMITMENTS

  Leases

     As of December 31, 1996, the Company had no long-term, non-cancelable operating lease commitments. Rental expense for all operating leases for the years ended December 31, 1996, 1995 and 1994 was $207,000, $482,000 and
$364,000, respectively.

     During 1996, the Company terminated its office lease covering approximately 24,000 square feet in The Woodlands, Texas. The lessor asserted a secured claim in connection with the Company's reorganization case in the amount of $250,000 and an unsecured claim in the amount of $127,000, attributable to rental obligations and lease rejection damages associated with such lease. On April 22, 1997, the Bankruptcy Court granted the claimant an allowed secured claim of $118,000 and an allowed unsecured claim in the amount of $150,000.

  Lac Blanc Escrow Account

     In connection with its purchase of a 91% working interest in the Lac Blanc Field, the Company deposited $170,000 in a segregated trust account and agreed to make additional deposits of $20,000 per month until the accumulated balance of the trust account reaches $1,700,000. These funds are held in a segregated account for the benefit of the State of Louisiana to insure that the wells in the Lac Blanc Field are properly plugged upon cessation of production. In return for this financial commitment, the State has granted the sellers an unconditional release from their contingent liability to the state to plug and abandon the wells. When all existing wells in the Lac Blanc Field have been properly plugged and abandoned, the funds in the trust account, should any remain, will revert to the Company. Due to the filing of the Reorganization Case in June 1996, the Company ceased contributions to the segregated account. At December 31, 1996, the Company had deposited $831,000 in this account.

     Under the Plan, the Company will fund the unfunded portion of the escrow and maintain future funding requirements.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Plugging and Abandonment Funds

     The Company is contractually committed in its purchase contracts for the Initial LLOG Property and Remaining LLOG Properties to establish plugging and abandonment funds as allowed by Louisiana's Orphaned Well Act. The amount of and terms of payment into each fund will be established by the State of Louisiana upon completion of an independent study to be commissioned by the Company. As of December 31, 1996, the independent study has not been completed. Accordingly, the Company is unable to determine the amount and payment towards the future obligation related to these commitments.

     Under the Plan, the Company will fund the unfunded portion of the escrow and maintain future funding requirements.

  Texaco Global Settlement.

     Pursuant to the terms of a global settlement between Texaco and the State of Louisiana which includes the State Lease No. 50 portion of the Company's East Hackberry Field, the Company is obligated to commence a well or other qualifying development operation on certain non-producing acreage in the field prior to March 1998. If the Company fails to meet this obligation, it will be required by the State to surrender approximately 440 non-producing acres in the field.

  Reimbursement of Employee Expenses & Contributions to 401(k) Plan

     The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 15% of salary income on a pre-tax basis, subject to certain IRS limits. At December 31, 1996, the Company is matching employee contributions with 25% cash contributions. During 1996, 1995 and 1994, the Company incurred $12,000, $22,000, and $26,000, respectively, in matching contributions expense associated with this plan.

     On or about March 26, 1996, the Company filed a Motion for Authority to Pay Pre-Petition Reimbursable Employee Expenses and Employer Matching Contributions to the 401(k) Plan, requesting that it be permitted to reimburse pre-petition employee expenses and to make matching 401(k) plan contributions which had fallen due pre-petition, collectively in amounts not to exceed $4,000 per person, the amount which would be allowable as a priority expense in bankruptcy. On April 30, 1996, the Bankruptcy Court entered an Order Authorizing Payment of Pre-Petition Reimbursable Employee Expenses and Employer Matching Contributions to the 401(k) Plan.

  Stay Bonus

     The Company's Board of Directors determined that it was necessary to provide a "stay bonus" to facilitate retention of employees during the Reorganization Case in view of the uncertainties of the future of the Company. The policy, approved by the Board, was to provide (1) certain designated "key" employees with a stay bonus of 50% of salary earned subsequent to the Petition Date, limited to a maximum of six months salary; and (2) non-"key" employees with a stay bonus of 25% of salary earned subsequent to the Petition Date, limited to maximum of three months' salary. A condition precedent to the receipt of such bonus is continued employment through confirmation or a sale of a substantial portion of the Company's properties, unless permitted otherwise by order of the Bankruptcy Court under extenuating circumstances. On November 6, 1996, the Bankruptcy Court entered an Order Authorizing Company to Provide Employment "Stay Bonus" to Employees. The Company accrued $614,000 for these stay bonuses as of December 31, 1996. The stay bonuses were subsequently paid in June 1997.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18. CONTINGENCIES

  Bear Stearns Litigation

     On December 10, 1992, the Company, one of its executives, a former executive and others instituted a lawsuit against Bear, Stearns & Co. Inc. ("Bear Stearns"), Drake Capital Securities, Inc. ("Drake"), Steven Antebi ("Antebi") and Jerry Friedman ("Friedman") in the District Court of Harris County, Texas 133rd Judicial District. After settling with Drake and Friedman, the plaintiffs commenced trial on February 28, 1995. On March 21, 1995, the jury returned a verdict in favor of the Company and five of the Company's shareholders against Antebi for approximately $1,100,000. Pursuant to the jury verdict, advice of outside counsel and management's belief that recovery of its legal fees was probable, the Company recorded as a receivable approximately $1,100,000 of costs incurred in connection with the litigation. The Company, however, considered the jury verdict to be insufficient. Accordingly, the Company requested, and on August 4, 1995 was granted, a new trial. Absent the jury verdict from the original trial, and considering the uncertainty regarding the timing of possible recovery in a new trial, the Company and its outside counsel concluded that they could no longer consider the recovery of the receivable to be probable. Therefore, the Company recorded a provision for this receivable in the third quarter of 1995. Prior to commencement of the new trial, the case went to mediation and was settled on February 16, 1996 for $600,000 plus court costs of approximately $69,000, subject to the approval of the Bankruptcy Court. Consequently on April 22, 1996, WRT filed a Motion for Authority to Compromise the Bear Stearns Litigation, requesting that the settlement be approved and that the distribution of proceeds generated therefrom be authorized to the respective parties to the Litigation pursuant to the Settlement Agreement reached. Due to objections raised as to the distribution of the Bear Stearns Litigation Proceeds, the Bankruptcy Court approved the Settlement Agreement but instructed that a subsequent Motion be provided to resolve the issue of disposition of the proceeds. As a result, on August 27, 1996, WRT filed a Motion for Authorization to finally settle distribution of the Bear Stearns Litigation Proceeds. On September 10, 1996, the Bankruptcy Court approved such Motion and the proceeds have since been distributed accordingly, including the distribution of approximately $145,000 to WRT, which was recorded as Other Income for the year ended December 31, 1996. Settlement funds of $154,000 attributable to one of the Company's former executives has been held in escrow, pending final resolution of claims of the bankruptcy estates, if any, against the former executive.

  Tri-Deck/Perry Gas Litigation

     During 1995, the Company entered into a marketing agreement with Tri-Deck Oil and Gas Company ("Tri-Deck") pursuant to which Tri-Deck would market all of WRT's oil and gas production. Subsequent to the agreement, Tri-Deck's principal and WRT's Director of Marketing, James Florence, assigned to Plains Marketing its right to market WRT's oil production and assigned to Perry Oil & Gas its right to market WRT's gas production. During early 1996, Tri-Deck failed to make payments to WRT attributable to several months of WRT's gas production. Consequently, the Company responded in two ways. First, on May 20, 1996, the Company filed a Motion to Reject the Tri-Deck Marketing Agreement. Second, on May 29, 1996, the Company initiated an adversary proceeding against Tri-Deck and Perry Oil and Gas ("Perry Gas"). Perry Gas was the party which ultimately purchased the Company's gas production for the months in question.

     With respect to the Motion to Reject, the Bankruptcy Court authorized the rejection and directed Tri-Deck and WRT to determine the amount of production proceeds attributable to WRT's June gas production which are payable to WRT. Consequently, Perry Gas thereafter made payment to WRT of the June gas proceeds less $75,000 for a set-off claim by Perry Gas, which is subject to further consideration by the Bankruptcy Court.

     Next, with respect to the adversary proceeding, WRT sought turnover by Tri-Deck and/or Perry Gas of all unpaid production proceeds payable to WRT under the marketing agreement and the issuance of a

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

temporary restraining order and preliminary injunction against both parties to prevent further disposition of such proceeds pending outcome of the proceedings. On May 31, 1996 the Bankruptcy Court entered a consensual temporary restraining order against both Tri-Deck and Perry Gas. On June 18, 1996, a Preliminary Injunction was entered by the Court which required Perry Gas to segregate into a separate depository account the funds due for the purchase of WRT's April and May 1996 gas production from Tri-Deck. Subsequently, upon motion by WRT the Court ordered such funds to be placed into the Bankruptcy Court's registry, as Perry Gas had made certain withdrawals from the separate depository account without authorization by the Court. Currently, funds in the amount of approximately $1,700,000 remain in the registry of the Court. Additionally, a dispute exists between WRT and Perry Gas as to additional funds owed by Perry Gas for the purchase of WRT's April and May 1996 gas production. Currently, the adversary proceeding remains pending as to the ultimate issue of ownership of proceeds. Tri-Deck has also filed an answer and counterclaim in which Tri-Deck is asserting, among other items, damages for tortious interference of its contractual relationships with others. Recovery of the $1,700,000 receivable is dependent on the court rendering a favorable ruling on the issue. As of the date of the report, the court has not ruled on this issue. Although management believes that Tri-Deck's claim to the funds in the registry of the court is invalid, and the aforementioned counterclaim is without merit, for financial reporting purposes the receivable from Tri-Deck was fully reserved for as of December 31, 1996. See also Notes 3, 5, and 19.

  Tricore Litigation

     On January 14, 1997, WRT initiated an adversary proceeding to obtain a declaration of the invalidity of the security interests or liens allegedly securing Tricore Energy Venture, LP's (Tricore's) asserted secured claim of "up to $9,064,000," (as amended) or alternatively for avoidance of such security interests or liens pursuant to Sections 544 and 547 of the Bankruptcy Code. See further explanation regarding Tricore at Note 16, "Joint Venture Agreement". Such suit is pending as of the date of this report. On March 7, 1997, the Company also filed an objection to both the allowance and amount of Tricore's claim. The Company is currently negotiating a settlement with Tricore pursuant to their claim.

  Employment Litigation

     On September 28, 1995, a lawsuit was served against the Company, Arnoult Equipment and Construction, Inc., Steven S. McGuire, Donald J. Arnoult and others in the 24th Judicial District Court for the Parish of Jefferson, State of Louisiana. The plaintiff, the former president, chief executive officer and stockholder in certain oil field service companies used by the Company filed with the court exceptions of no cause of action, no right of action and vagueness. The Company's filing of the Reorganization Case has resulted in an automatic stay of this litigation. The Company believed the case to be without merit and that the outcome of the litigation would not have had a material effect on its financial condition or results of operations. On June 6, 1997, the Bankruptcy Court disallowed this lawsuit in full.

  Securities Litigation

     On December 18 and 19, 1995, two class-action suits were filed in the United States District Court for the Southern District of California, seeking damages on behalf of a purported class of persons who purchased the publicly-traded securities of the Company between October 20, 1993 and October 27, 1995. In these complaints, the plaintiffs have sued the Company, certain of its Board of Directors, certain of its officers and others, alleging joint and several liability for violations of Section 12(2) and Section 15 of the Securities Act of 1933. The plaintiffs also complain that all defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) of the Securities Exchange Commission. The individual defendants are alleged to be liable under Section 20(a) of the Securities Exchange Act of 1934. On February 23, 1996, a Notice of Stay by reason of the Company's bankruptcy was filed in both actions. On March 21, 1996, all

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

parties entered into a Stipulation whereby plaintiffs agreed to consolidate the two actions under an amended and consolidated complaint. On June 1, 1996, by agreement of all parties, the case was transferred to the Southern District of New York. This case is currently pending in the courts of the Southern District of New York. On April 28, 1997 the Bankruptcy Court disallowed this lawsuit in full as it relates to the Company. As a result of the Bankruptcy Court's disallowance of this lawsuit, the litigation will not have an effect on the Company's financial condition or results of operations.

  Title to Oil and Gas Properties

     During 1996, WRT received notice from a third party claiming that WRT's title has failed as to approximately 43 acres in the Bayou Pigeon Field. Some or all of the acreage in dispute is considered to be productive in three separate production units. Under the assumption that WRT's title is flawed, WRT's working interest in three units may be reduced to approximately 7% (5% Net Revenue Interest, ("NRI") 75% (63% NRI), and 95% (72% NRI). The financial statements as of and for the years ended December 31, 1996 and 1995, reflect operating results and proved reserves discounted for this possible title failure. As the title failure predates its ownership of the field, WRT is currently evaluating its recourse against the predecessors-in-title relative to this issue. The Company is currently negotiating a settlement with the Third Party, pursuant to their claim.

  Other

     Other unasserted claims against the Company may be alleged as a result of the Plan of Reorganization. Management cannot estimate the impact of such unasserted claims on the consolidated financial statements at December 31, 1996.

19. EXAMINER'S REPORT

     On August 13, 1996, the Bankruptcy Court executed and entered its Order Appointing Examiner directing the United States Trustee to appoint a disinterested person as examiner in the Company's bankruptcy case.

     The Court ordered the appointed examiner ("Examiner") to file a report "of the investigation conducted, including any fact ascertained by the examiner pertaining to fraud, dishonesty, incompetence, misconduct, mismanagement or irregularity in the management of the affairs of the Company".

     Additionally, the Examiner investigated insider transactions involving current and former officers of the Company, the Company's purchase of oil and gas properties in the Napoleonville Field, the purchase of leases in the South Hackberry and East Hackberry Fields, transactions related to the purchase and sale of certain workover rigs and marine equipment and related contracts, the marketing of the Company's oil and gas production, claims acquisition by an investment company and transactions with a certain joint venture partner. The Examiner's final report dated April 2, 1997 recommends numerous actions for recovery of property or damages for the Company's estate which appear to exist and should be pursued. Management does not believe the resolution of the matters referred to in the Examiner's report will have a material impact on the Company's consolidated financial statements or results of operations.

     Pursuant to the Company's Plan, all of the Company's possible causes of action against third parties (with the exception of certain litigation related to recovery of marine and rig equipment assets and Tri-Deck), existing as of the effective date of the Plan, will be transferred into a "Litigation Trust" controlled by an independent party for the benefit of most of the Company's existing unsecured creditors. (The Company retains a 12% interest in the trust, net of Trustee Fees and expenses). Currently, management is aggressively pursuing those claims and causes of action against Tri-Deck and Perry Gas relating to the recovery of revenues

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

for the sale of oil and gas production. See notes 5 and 18 for additional information. In addition, the company has instituted legal action to recover the aforementioned marine and rig equipment assets. See Note 4 for further details. The Company has not recognized the potential value of recoveries which may ultimately be obtained, if any, as a result of such causes of action, or possible future actions, in the accompanying consolidated financial statements.

20. SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)

     The following is historical revenue and cost information relating to the Company's oil and gas operations located entirely in the southeastern United
States:

  Capitalized Costs Related to Oil and Gas Producing Activities

                                                               1996            1995
                                                           ------------    ------------
Proved Properties........................................  $ 77,541,000    $ 75,609,000
Accumulated depreciation, depletion and amortization.....   (23,401,000)    (16,153,000)
                                                           ------------    ------------
Proved properties, net...................................  $ 54,140,000    $ 59,456,000
                                                           ============    ============

  Costs Incurred in Oil and Gas Property Acquisition and Development Activities

                                                  1996           1995           1994
                                               ----------    ------------    -----------
Acquisition..................................  $       --    $ 87,379,000    $25,823,000
Development..................................   4,282,000      27,225,000     21,216,000
                                               ----------    ------------    -----------
Total........................................  $4,282,000    $114,604,000    $47,039,000
                                               ==========    ============    ===========

  Results of Operations for Producing Activities

     The following schedule sets forth the revenues and expenses related to the production and sale of oil and gas. The income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include depreciation, depletion and amortization allowances, after giving effect to the permanent differences. The results of operations exclude general office overhead and interest expense attributable to oil and gas production.

                                                  1996           1995           1994
                                               -----------    -----------    -----------
Revenues.....................................  $24,019,000    $24,655,000    $11,034,000
Production costs.............................   15,095,000     11,673,000      3,888,000
Depletion....................................    7,216,000     12,645,000      2,836,000
                                               -----------    -----------    -----------
                                                 1,708,000        337,000      4,310,000
Income tax expense...........................       34,000          7,000         86,000
                                               -----------    -----------    -----------
Results of operations from producing
  activities.................................  $ 1,674,000    $   330,000    $ 4,224,000
                                               ===========    ===========    ===========

  Oil and Gas Reserves

     The following table presents estimated volumes of proved and proved developed oil and gas reserves, prepared by independent reserve engineers, as of December 31, 1996, 1995 and 1994 and changes in proved reserves during the last three years, assuming continuation of economic conditions prevailing at the end of each year. Volumes for oil are stated in thousands of barrels (MBbls) and volumes for natural gas are stated

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

in millions of cubic feet (Mmcf). The weighted average prices at December 31, 1996 used for reserve report purposes are $26.07 and $3.90 for oil and gas reserves, respectively.

     The Company emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

                                        1996               1995              1994
                                   ---------------   ----------------   ---------------
                                    OIL      GAS      OIL       GAS      OIL      GAS
                                   ------   ------   ------   -------   ------   ------
Proved Reserves:
Beginning of the year............  14,627   19,131    7,431    28,797    1,852   13,918
Purchase of oil and gas reserves
  in place.......................      --       --   15,068    39,204    6,920    5,972
Extensions, discoveries and other
  additions......................      --       --      960     4,235      112    5,762
Revisions of prior reserve
  estimates......................     (89)    (381)  (7,821)  (44,859)   1,806   13,451
Current production...............    (615)  (3,629)    (778)   (7,403)    (270)  (3,503)
Sales of oil and gas reserves in
  place..........................      --       --     (233)     (843)  (2,989)  (6,803)
                                   ------   ------   ------   -------   ------   ------
End of the year..................  13,923   15,121   14,627    19,131    7,431   28,797
                                   ======   ======   ======   =======   ======   ======
Proved developed reserves........   9,550   11,687   10,209    16,663    3,738   20,814
                                   ======   ======   ======   =======   ======   ======

     The 1995 year-end reserve estimates prepared by Netherland , Sewell & Associates, Inc. ("NSAI") include significant downward revisions from previously reported volumes. Total reserves have decreased from approximately 205 billion cubic feet equivalents ("Bcfe"), as previously reported on a pro forma basis in the Company's 1994 Annual Report to Shareholders after considering the property acquisitions completed during 1995, to approximately 107 Bcfe at December 31, 1995. These year-end estimates decreased from amounts previously reported due to production of approximately 15 Bcfe and significant downward revisions by NSAI of previous estimates. Approximately 38 Bcfe of these revisions result from differences in professional opinion between NSAI and the Company's predecessor independent engineering firms, The Scotia Group, Huddleston & Co. and Veazey & Associates. These differences, many of which relate to classification of reserves within the different oil and gas reserve categories (i.e. proved, probable and possible) are due to the numerous engineering, geological and operational assumptions that generally are derived from limited data. Common assumptions, which involve the exercise of subjective professional judgment, include such matters as the areal extent and average thickness of a particular reservoir, the average porosity and permeability of the reservoir, the anticipated future production from existing and future wells, future development and production costs, and the ultimate hydrocarbon recovery percentage. Additional downward revisions are attributed to field development activity and production data during the year. Drilling and recompletion activities, including the unsuccessful well projects in the Company's East Hackberry and Bayou Penchant fields resulted in significant reserve losses. The mechanical failure of the Exxon Fee #23 well and the increased water production from the field also had a negative effect on the Company's reserves at December 31, 1995. These events, coupled with revised geological interpretation utilizing recent well performance and reservoir data available, resulted in the further downward revision of approximately 45 Bcfe.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Discounted Future Net Cash Flows

     Estimates of future net cash flows from proved oil and gas reserves were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." The following tables present the estimated future cash flows, and changes therein, from the Company's proved oil and gas reserves as of December 31, 1996, 1995 and 1994, assuming continuation of economic conditions prevailing at the end of each year.

  Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

                                                1996            1995           1994
                                            -------------   ------------   ------------
Future cash inflows.......................  $ 421,954,000   $311,419,000   $172,388,000
Future development costs..................   (107,627,000)   (96,460,000)   (21,547,000)
Future production costs...................    (90,558,000)   (89,187,000)   (31,453,000)
Future production taxes...................    (46,703,000)   (35,411,000)   (17,199,000)
                                            -------------   ------------   ------------
Future net cash flows before income
  taxes...................................    177,066,000     90,361,000    102,189,000
10% annual discount for estimated timing
  of cash flows...........................    (78,399,000)   (38,994,000)   (37,667,000)
                                            -------------   ------------   ------------
Discounted future net cash flows..........     98,667,000     51,367,000     64,522,000
Future income taxes, net of 10% annual
  discount................................             --             --    (11,600,000)
                                            -------------   ------------   ------------
Standardized measure of discounted future
  net cash flows..........................  $  98,667,000   $ 51,367,000   $ 52,922,000
                                            =============   ============   ============

 Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

                                                 1996           1995           1994
                                              -----------   ------------   ------------
Sales and transfers of oil and gas produced,
  net of production costs...................  $(8,924,000)  $(12,982,000)  $ (7,146,000)
Net changes in prices and development and
  production costs..........................   55,345,000    (26,418,000)     1,202,000
Acquisitions of oil and gas reserves in
  place, less related production costs......           --     62,974,000     43,891,000
Extensions, discoveries and improved
  recovery, less related costs..............           --      4,859,000      5,354,000
Revisions of previous quantity estimates,
  less related production costs.............     (914,000)   (44,100,000)    21,364,000
Sales of reserves in place..................           --     (1,089,000)   (20,702,000)
Accretion of discount.......................    5,137,000      6,452,000      1,989,000
Net change in income taxes..................           --     11,600,000     (9,747,000)
Other.......................................   (3,344,000)    (2,851,000)    (1,316,000)
                                              -----------   ------------   ------------
          Total change in standardized
            measure of discounted future net
            cash flows......................  $47,300,000   $ (1,555,000)  $ 34,889,000
                                              ===========   ============   ============

21. SUBSEQUENT EVENTS (UNAUDITED)

     On July 11, 1997, the Plan for WRT became effective pursuant to its terms and conditions. In addition, the transactions contemplated by the Plan to occur on the effective date of the Plan were consummated in accordance with the terms and conditions of the Plan. The terms, conditions, and contemplated transactions of the effective Plan are essentially the same as the terms, conditions, and contemplated transactions of the Plan detailed in Note 2 to the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     On November 10, 1995, Steven S. McGuire resigned as a director, Chairman of the Board and Chief Executive Officer of the Company. Samuel C. Guy, the Company's Executive Vice President, also resigned as a director. Mr. Guy's employment contract, which expired on February 29, 1996, was not renewed by the Company. The Board of Directors appointed Raymond P. Landry, previously President and Chief Operating Officer of the Company, to the position of Chairman of the Board and Chief Executive Officer. In addition, employment contracts for Mr. Wayne A. Munson, and Mr. William L. Walter, which expired on March 20, 1996, and December 31, 1995, respectively, were not renewed. On February 28, 1997, Thomas C. Stewart resigned as Vice President, Operations.

     On July 11, 1997, all of the existing officers and directors of the Company were terminated pursuant to the terms of the Plan and new officers and directors were appointed as detailed below:

                          NAME                            AGE           POSITION
                          ----                            ---           --------
Gary C. Hanna...........................................  39    President
Raymond P. Landry.......................................  58    Executive Vice President
Ronald D. Youtsey.......................................  41    Secretary and Treasurer
Charles E. Davidson.....................................  44    Director
Mike Liddell............................................  43    Director
Mark Liddell............................................  42    Director
Alan May................................................  64    Director
Robert Brooks...........................................  50    Director

     Gary C. Hanna has served as President of New WRT since July 11, 1997. Mr. Hanna also holds the position of Executive Vice President and Chief Operating Officer of DLB, a position he has held since October 1994. From 1982 to October 1994, he was President and Chief Executive Officer of Hanna Oil Properties, Inc., an Oklahoma City based petroleum-consulting company. Mr. Hanna received a B.B.A. degree in economics from the University of Oklahoma. He is on the Board of Directors of the Oklahoma Independent Producers Association.

     Raymond P. Landry has served as Executive Vice President of New WRT since July 11, 1997. Prior to that Mr. Landry held the position of Chairman of the Board and Chief Executive Officer of the Company. Mr. Landry served as the Executive Vice President of Offshore Pipelines, Inc. from June 1991 until March 1995 and continues to provide services on a consulting basis. Between June 1983 and June 1991, Mr. Landry served as a general partner for several real estate ventures. Mr. Landry is a Certified Public Accountant and holds a BS degree in Accounting from Louisiana State University.

     Ronald D. Youtsey has served as Secretary and Treasurer of New WRT since July 11, 1997. Mr. Youtsey also holds the position of Senior Vice President and Chief Financial Officer of DLB. Mr. Youtsey joined DLB as Controller in 1991. From 1979 to 1991, he was employed by French Petroleum Corporation, an oil and gas exploration and production company, last serving as Vice President of Finance. Mr. Youtsey is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. He received a BS degree in accounting from the University of Central Oklahoma.

     Charles E. Davidson has served as a director of New WRT since July 11, 1997. Mr. Davidson also holds the position of Chairman of the Board of Directors of DLB. Since 1994, he has also served as managing partner of Wexford Capital Corporation, a private investment firm. From 1984 to 1994, he was a partner in Steinhardt Partners, L.P., a private investment firm. From 1977 to 1984, Mr. Davidson was employed by Goldman, Sachs & Co., last serving as Vice President of corporate bond trading. Mr. Davidson is Chairman of the Board of Resurgence Properties, Inc. and is also a director of Presido Capital, Inc., both of which are publicly held real estate companies. He holds a BA degree and a MBA degree from the University of California at Los Angeles.

     Mike Liddell has served as Chief Executive Officer of DLB since October 1994, and as a director of DLB since 1991. From 1991 to 1994, Mr. Liddell was President of DLB. From 1979 to 1991, he was President and Chief Executive Officer of DLB Energy. He received a B.S. degree in education from Oklahoma State University. He is the brother of Mark Liddell.

     Mark Liddell has served as a director of New WRT since July 11, 1997. Mr. Liddell also holds the position of President of DLB, a position he has held since October 1994. Mr. Liddell was Vice President of DLB from 1991 to 1994. From 1985 to 1991, he was Vice President of DLB Energy. From 1991 to May 1995, Mr. Liddell served as a director of TGX Corporation, a publicly held oil and gas company, and from 1989 to 1990, he served as a director of Kaneb Services, Inc., a publicly held industrial services and pipeline transportation company. He received a BS degree in education and a JD degree from the University of Oklahoma.

     Alan May has served as a director of New WRT since July 11, 1997. Mr. May was a partner in Coopers & Lybrand, an accounting firm, until his retirement in October 1995. He had been employed by Coopers & Lybrand or its predecessor, Lybrand Ross Bros. & Montgomery since 1958. From 1956 to 1958, Mr. May served as a commissioned officer in the United States Navy. He received his BS degree in accounting from the University of California at Los Angeles.

     Robert E. Brooks has served as a director of New WRT since July 11, 1997. Mr. Brooks is currently a Senior Vice President in charge of Asset Finance and Managed Assets for Bank One, Louisiana. Mr. Brooks is a Certified Public Accountant and has worked as a banker for large commercial banks since 1974. He has specialized in the oil and gas business, owns working interests in a number of oil and gas properties, and has acted as an operator of oil and gas properties. He received his BS degree from Purdue University in mechanical engineering in 1969. He served four years as a Naval Officer in the United States Navy and then graduated from the Graduate School of Business at the University of Chicago with a degree in finance and accounting in 1974.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than ten percent of a class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's equity and derivative securities. On July 11, 1997 (the Effective Date), all equity and derivative securities of the Company were cancelled in accordance with the Plan and the former equity and derivative security owners no longer had an equity position in the Company.

ITEM 11. EXECUTIVE COMPENSATION

     Director Compensation -- Up to the Effective Date, each director who was not a salaried employee of the Company received $500 for his attendance at each meeting of the Board of Directors and was reimbursed for expenses incurred in connection with attending each such meeting. Employee directors and directors who were exclusive, full-time consultants received no compensation, but were eligible to participate in the Company's incentive stock option plans. Rights under all existing incentive stock options plans were terminated as of the Effective Date.

     Employment Agreements -- As called for in the Plan, Mr. Landry entered into a two-year employment agreement with New WRT commencing on the Effective Date. This employment agreement provides for a salary of $156,000 per year and stock options to purchase 60,000 shares of New WRT stock at $3.50 per share. In addition, New WRT assumed the rights and obligations of existing employment contracts with Wayne A. Beninger and Thomas C. Stewart, both of which expired on August 31, 1997 and called for annual salaries of $125,000 and $100,000, respectively.

     The following table provides certain summary information concerning compensation paid or accrued during the three fiscal years ended December 31, 1996 to the Company's Chief Executive Officer and each of the four most highly compensated executive officers of the Company, determined as of the end of the last fiscal year, whose annual compensation exceeded $100,000.

             NAME AND POSITION                YEAR     SALARY      BONUS      OTHER
             -----------------                ----    --------    -------    --------
Steven S. McGuire(1)........................  1996    $     --    $    --    $195,000
                                              1995     168,366     50,000      90,000
                                              1994      96,000     50,000          --
                                              ----    --------    -------    --------
Wayne A. Beninger(2)........................  1996     116,804         --          --
                                              1995      59,154         --          --
                                              1994          --         --          --
                                              ----    --------    -------    --------
Ronald E. Hale, Jr.(3)......................  1996      75,077         --          --
                                              1995      84,462     27,000      18,000
                                              1994      66,000     20,000          --
                                              ----    --------    -------    --------
Raymond P. Landry(4)........................  1996     161,962     25,000          --
                                              1995      90,558         --          --
                                              1994          --         --          --
                                              ----    --------    -------    --------
Thomas C. Stewart(5)........................  1996     108,808         --          --
                                              1995      27,500         --          --
                                              1994          --         --          --

---------------

(1) Mr. McGuire resigned as Chairman of the Board and Chief Executive Officer on November 10, 1995. During 1996, Mr. McGuire received $195,000 in other compensation per the terms of a Consulting Agreement. During 1995, Mr. McGuire received $18,000 in other compensation for the cancellation of 225,000 beneficially owned shares of restricted stock as a part of a 1993 Restricted Stock Grant, which was terminated by the Company's Board of Directors on November 10, 1995.

(2) Mr. Beninger resigned as Vice President of Strategic Planning on August 31, 1997. During 1997, Mr. Beninger received $65,500 compensation as a participant of the employee stay bonus program.

(3) Mr. Hale resigned as Chief Financial Officer on September 10, 1996. During 1995, Mr. Hale received $18,000 in other compensation for the cancellation of 225,000 beneficially owned shares of restricted stock as part of a 1993 Restricted Stock Grant, which was terminated by the Company's Board of Directors on November 10, 1995.

(4) Mr. Landry received a $25,000 sign-on bonus, per the terms of his employment contract, payment of which was deferred to 1996. Mr. Landry received $78,000 compensation, during 1997, as a participant of the employee stay bonus program.

(5) Mr. Stewart resigned as Vice President of Operations on July 11, 1997. During 1997, Mr. Stewart received $53,000 compensation as a participant of the employee stay bonus program.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER TRADING

     No member of the Committee is a former or current officer or employee of the Company and no employee of the Company serves or has served on the compensation committee (or board of directors of a corporation lacking a compensation committee) of a corporation employing a member of this Committee.

BOARD COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     As a result of the Company's bankruptcy, the Compensation Committees' meetings and subsequent reports were discontinued.

                  OTHER INFORMATION ABOUT DIRECTORS, OFFICERS
                            AND CERTAIN SHAREHOLDERS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information at July 10, 1997 regarding the beneficial ownership of the Company's Common Stock by (i) each person known to be the beneficial owner of 5% or more of the Common Stock, (ii) each principal executive officer or director of the Company, and (iii) all executive officers and directors as a group. As a result of the bankruptcy proceeding, all shares of WRT's Common Stock were extinguished on the effective date of the Plan.

                                                         AMOUNT AND NATURE OF      PERCENT OF
            NAME OF BENEFICIAL OWNER(1)(2)              BENEFICIAL OWNERSHIP(3)      CLASS
            ------------------------------              -----------------------    ----------
Raymond P. Landry(4)..................................           179,833               1.9%
Wayne A. Beninger(5)..................................            41,667                 *
Thomas C. Stewart(6)..................................            33,333                 *
Donnie Lam(7).........................................            42,500                 *
James T. Rash(7)......................................            42,500                 *
Charles R. Coates, Jr.................................         1,418,800              14.9%
All executive officers and directors as a group (6
  persons)............................................           640,913               6.3%

---------------

 *  Less than one percent.

(1) Each listed person's percentage ownership is determined by assuming that options, warrants and other convertible securities that are held by such person and that are exercisable or convertible within 60b days have been exercised or converted.

(2) Unless otherwise indicated, each listed person's mailing address is 3303 FM 1960 West, Houston, Texas 77068.

(3) Unless other wise indicated, each person or group has sole voting and investment power with respect to all listed shares.

(4) Includes 133,333 presently exercisable (or exercisable within 60 days) non-qualified plan stock options granted in connection with Mr. Landry's employment agreement and 12,500 and 30,000 options presently exercisable granted pursuant to the 1991 Outside Directors' Stock Option Plan and the 1994 Directors' Stock Option Grant, respectively.

(5) Includes 41,667 present exercisable non-plan stock options granted in connection with Mr. Beninger's employment agreement.

(6) Includes 33,333 present exercisable non-plan stock options granted in connection with Mr. Stewart's employment agreement.

(7) In connection with their election to serve as directors at the 1993 annual meeting of shareholders, Dr. Lam and Mr. Rash were each granted a ten-year option to purchase 12,500 shares of Common Stock at an exercise price of $9.00 per share. In addition, pursuant to the 1994 Directors' Stock Option Grant, approved at the 1994 annual meeting of shareholders, Dr. Lam and Mr. Rash were each granted a five-year option to purchase 30,000 shares of Common Stock at an exercise price of $10.00 per share. On May 8, 1995, the exercise price on both the 1993 and 1994 option grant was changed to $6.69 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1996, DLB Oil & Gas, Inc. and Wexford Management LLC ("Wexford") entered into an oral agreement to acquire the debt securities of and secured claims against the Company. Pursuant to such agreement, DLB and Wexford acquired an aggregate of approximately $34.3 million principal face amount of senior notes of, and, through a jointly-owned entity, approximately $4.7 million aggregate amount of asserted secured claims against, the Company.

     The Company, DLB and Wexford have filed with the bankruptcy court a joint plan of reorganization for the Company (the "WRT Plan"), which provides, among other things, for an exchange of the notes and secured claims for common stock in the reorganized WRT. On July 11, 1997, DLB and Wexford received an aggregate of 12,580,000 million shares of new WRT common stock for various claims, assets and cash as detailed below:

Unsecured debt of $34.3 million.............................   2.88 million shares
Contribution of DLB's interest in WCBB properties...........   5.62 million shares
Cash of $5,000,000..........................................   1.43 million shares
Contribution of $9.3 million in secured and
  Asserted secured claims...................................   2.65 million shares
          Total shares issued to DLB and Wexford............  12.58 million shares

PERFORMANCE GRAPH

     A Performance Graph has not been included in this report because it is not meaningful due to the Company's Bankruptcy.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)

        (1) Financial Statements

        (2) Financial Statement Schedules

        (3) Exhibits required by Item 601 of Regulation S-K are as follows:

           2.1           -- Final Order Authorizing Use of Proceeds from Oil and Gas
                            Operations.(1)
           2.2           -- Letter agreement by and among WRT Energy Corporation, DLB
                            Oil & Gas, Inc. and Wexford Management, dated October 22,
                            1996.(2)
           2.3           -- Debtor's and DLBW's First Amended Joint Plan of
                            Reorganization Under Chapter 11 of the United States
                            Bankruptcy Code dated January 20, 1997.(3)
           2.4           -- First Amended Disclosure Statement Under 11 U.S.C. 1125
                            In Support of Debtor's and DLBW's First Amended Joint
                            Plan of Reorganization Under Chapter 11 of the United
                            States Bankruptcy Code dated January 20, 1997.(3)
           2.5           -- Agreement and Plan Merger(4)
          27.1           -- Financial Data Schedule

     (b) The Registrant filed the following reports on Form 8-K

               Form 8-K filed January 5, 1996, announcing filing of class action suit by two shareholders of the Company.

               Form 8-K filed February 14, 1996 announcement of filing of Chapter 11 proceeding in the United States Bankruptcy Court for the Western District of Louisiana in Opelousas and the retaining of Jefferies & Company, Inc. as financial advisor to the Company.

               Form 8-K filed November 6, 1996 announcement of Commitment Agreement between WRT Energy Corporation, DLB Oil & Gas, Inc. and Wexford Management LLC.

               Form 8-K filed March 3, 1997 announcing the First Amended Joint Plan of Reorganization, First Amended Disclosure Statement.

               Form 8-K filed March 14, 1997 concerning March 5, 1997 hearing on ongoing operations and use of available cash.

               Form 8-K filed on June 16, 1997 to correct Form 8-K filing of Pro Forma Statement of Operations.

               Form 8-K filed on July 22, 1997 announcing consummation of the Second Amended Joint Plan of Reorganization as amended.
---------------

(1) Filed with Form 8-K dated March 14, 1997.

(2) Filed with Form 8-K dated November 6, 1996

(3) Filed with Form 8-K dated March 3, 1997.

(4) Filed with Form 8-K dated July 22, 1997.

                               INDEX TO EXHIBITS

        EX. NO.                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Final Order Authorizing Use of Proceeds from Oil and Gas
                            Operations.(1)
           2.2           -- Letter agreement by and among WRT Energy Corporation, DLB
                            Oil & Gas, Inc. and Wexford Management, dated October 22,
                            1996.(2)
           2.3           -- Debtor's and DLBW's First Amended Joint Plan of
                            Reorganization Under Chapter 11 of the United States
                            Bankruptcy Code dated January 20, 1997.(3)
           2.4           -- First Amended Disclosure Statement Under 11 U.S.C. 1125
                            In Support of Debtor's and DLBW's First Amended Joint
                            Plan of Reorganization Under Chapter 11 of the United
                            States Bankruptcy Code dated January 20, 1997.(3)
           2.5           -- Agreement and Plan Merger(4)
          27.1           -- Financial Data Schedule

---------------

(1) Filed with Form 8-K dated March 14, 1997.

(2) Filed with Form 8-K dated November 6, 1996

(3) Filed with Form 8-K dated March 3, 1997.

(4) Filed with Form 8-K dated July 22, 1997.