Form 10-Q
period 1997-03-31
WRT ENERGY CORP
filed 1997-12-01
CIK 874499

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE  ACT OF 1934  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 1-10753


                             WRT ENERGY CORPORATION
               (Exact name of Issuer as specified in its charter)


           Delaware                                             73-1521290
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)



                          1601 NW Expressway, Suite 700
                       Oklahoma City, Oklahoma 73118-1401
                                 (405) 848-8808
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]  No [ X ]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS.

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes X  No   .
                         ---   ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                                       NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                                                    WHICH REGISTERED
  Prior to Effective Date of Plan of Reorganization:
         Common Stock, $0.01 Par Value                                              **
         9% Convertible Preferred Stock, $0.01 par value                            **
  Effective Date of Plan of Reorganization forward:
         New Common Stock, $0.01 par value                                          **
         New 9% Convertible Preferred Stock $0.01 par value                         **


Effective July 11, 1997, all outstanding shares of common stock were cancelled as part of WRT Energy Corporation's Plan of Reorganization under Chapter 11 of the Federal Bankruptcy Code.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

** The registrant's common stock and 9% Convertible Preferred Stock were quoted on the NASDAQ National Market until February 29, 1996, at which time NASDAQ terminated its quotation of both classes of Securities due to the failure of the registrant to meet certain financial and other criteria for continued quotation. The Company's new common stock is expected to be listed on the NASDAQ
National Market after the Company files certain documents with NASDAQ and the Securities and Exchange Commission.

                             WRT ENERGY CORPORATION

                                TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT


PART I.  FINANCIAL INFORMATION

   Item 1.        Financial Statements :

                      Consolidated Balance Sheet
                      March 31, 1997 (Unaudited) and December 31, 1996 .....................     5

                      Consolidated Statements of Operations (Unaudited)
                      For the Three Months Ended March 31, 1997 and 1996....................     6

                      Consolidated Statements of Cash Flows (Unaudited)
                      For the Three Months Ended March 31, 1997 and 1996....................     7

                  Notes to Consolidated Financial Statements................................     8

   Item 2.        Management's Discussion and Analysis of
                  Results of Operations and Financial Condition.............................     19

                  Disclosure Regarding Forward-Looking Statements...........................     19


PART II.  Other Information

   Item 1.        Legal Proceedings.........................................................     24

   Item 6.        Exhibits and Reports on Form 8-K..........................................     28

                  Signatures................................................................     30

                             WRT ENERGY CORPORATION








                          PART I. Financial Information
                    Item 1. Consolidated Financial Statements
                             March 31, 1997 and 1996









               Forming a part of Form 10-Q Quarterly Report to the
                       Securities and Exchange Commission



This quarterly report on Form 10-Q should be read in conjunction with WRT Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
                           CONSOLIDATED BALANCE SHEET


ASSETS                                                                           MARCH 31,           DECEMBER 31,
                                                                                   1997                  1996
                                                                               -------------        -------------
Current assets:                                                                  (Unaudited)
    Cash and cash equivalents                                                  $   7,776,000        $   5,679,000
    Accounts receivable, net of allowance for doubtful accounts of
       $4,716,000 for March 31, 1997 and December 31, 1996, respectively           1,906,000            3,667,000
    Prepaid expenses and other                                                     1,159,000              633,000

                                                                               -------------        -------------
                                                                                  10,841,000            9,979,000

Cash held in escrow                                                                  841,000              831,000
Property and equipment, net - successful efforts method                           55,698,000           56,899,000
Debt issuance costs, net                                                             326,000              367,000

                                                                               -------------        -------------
          Total assets                                                         $  67,706,000        $  68,076,000
                                                                               =============        =============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued liabilities                                   $   6,253,000        $   5,529,000
    Pre-petition liabilities not subject to compromise                            16,740,000           16,752,000
    Pre-petition liabilities subject to compromise                               136,079,000          136,346,000

                                                                               -------------        -------------
                                                                                 159,072,000          158,627,000

Shareholders' deficit:
    Preferred stock - $.01 par value, 2,000,000 authorized,
       1,265,000 issued and outstanding at March 31, 1997 and
       December 31, 1996, respectively                                            27,677,000           27,677,000
    Common stock - $.01 par value, 50,000,000 authorized,
       9,539,207 issued and outstanding at March 31, 1997 and                         95,000               95,000
       December 31, 1996, respectively
    Paid-in capital                                                               39,571,000           39,571,000
    Accumulated deficit                                                         (158,377,000)        (157,562,000)
    Treasury stock (35,100 shares at March 31, 1997 and
       December 31, 1996, respectively)                                             (332,000)            (332,000)
                                                                               -------------        -------------
          Total shareholders' deficit                                            (91,366,000)         (90,551,000)

Commitments and contingencies

                                                                               =============        =============
          Total liabilities and shareholders' deficit                          $  67,706,000        $  68,076,000
                                                                               =============        =============




         - See accompanying notes to consolidated financial statements -

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED MARCH 31,
                                                               1997                1996
                                                            -----------         -----------

Revenues:
   Gas sales                                                $ 2,508,000         $ 2,968,000
   Oil and condensate sales                                   2,873,000           3,264,000
                                                            -----------         -----------
      Total revenues                                          5,381,000           6,232,000

Expenses:
   Production costs                                           2,144,000           6,201,000
   Depreciation, depletion and amortization                   1,451,000           2,161,000
   General and administrative expenses                          919,000             988,000
   Provision for doubtful receivable                             91,000                   -
   Minimum production guarantee obligation                            -           2,778,000
                                                            -----------         -----------
                                                              4,605,000          12,128,000
                                                            -----------         -----------
      Income (loss) from operations                             776,000          (5,896,000)
                                                            -----------         -----------
Interest expense                                                615,000           3,746,000
Other income, net                                                50,000              11,000
                                                            -----------         -----------
      Income (loss) before reorganization costs and
          income taxes                                          211,000          (9,631,000)
Reorganization costs                                          1,026,000           4,048,000
                                                            -----------         -----------
      Loss before income taxes                                 (815,000)        (13,679,000)
Income taxes                                                          -                   -
                                                            -----------         -----------
      Net loss                                                 (815,000)        (13,679,000)
Undeclared dividends on preferred stock                        (712,000)           (712,000)
                                                            -----------         -----------
      Net loss available to common shareholders             $(1,527,000)       $(14,391,000)
                                                            ===========        ============
Per common share:
   Loss per common and common equivalent
      share                                                 $     (0.16)       $      (1.51)
                                                            ===========        ============
   Average common and common equivalent
      shares outstanding                                      9,539,000           9,539,000
                                                            ===========        ============






              - See accompanying notes to consolidated financial statements -

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                               1997              1996
                                                                            -----------      ------------
Cash flow from operating activities:
    Net loss                                                                $  (815,000)     $(13,679,000)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
         Depreciation, depletion, and amortization                            1,451,000         2,161,000
         Provision for doubtful accounts and notes receivable                    91,000              --
         Amortization of debt issuance costs                                     41,000           227,000
         Write-off of debt issuance costs and Senior Notes discount                --           5,379,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                     1,668,000           416,000
      Prepaid expenses and other                                               (526,000)           24,000
      Accounts payable and accrued liabilities                                  725,000       (20,908,000)
      Pre-petition liabilities subject to compromise                           (267,000)       24,476,000
      Pre-petition liabilities not subject to compromise                           --           1,505,000
      Minimum production guarantee obligation                                      --           2,778,000
                                                                            -----------      ------------
         Net cash provided by operating activities                            2,368,000         2,379,000
Cash flow from investing activities:
    Additions to cash held in escrow                                            (10,000)          (65,000)
    Additions to property and equipment                                        (250,000)       (1,235,000)
                                                                            -----------      ------------
         Net cash used in investing activities                                 (260,000)       (1,300,000)
Cash flow from financing activities:
    Principal payments on borrowings                                            (11,000)          (44,000)
                                                                            -----------      ------------
         Net cash (used in) provided by financing activities                    (11,000)          (44,000)
    Net increase (decrease) in cash and cash equivalents                      2,097,000         1,035,000
    Cash and cash equivalents - beginning of period                           5,679,000         1,608,000
                                                                            -----------      ------------

    Cash and cash equivalents - end of period                               $ 7,776,000      $  2,643,000
                                                                            ===========      ============


Supplemental disclosures of cash flow information
    Interest paid                                                           $    28,000      $     11,000
    Income taxes paid                                                              --                --
Supplemental information of non-cash investing and financing activities
    Undeclared dividends on preferred stock                                    (712,000)         (712,000)


         - See accompanying notes to consolidated financial statements -

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)



(1)      DESCRIPTION OF BUSINESS

         On February 14, 1996 ("Petition Date"), WRT Energy Corporation, a Texas corporation and the predecessor of the Company ("Debtor"), filed a petition with the Bankruptcy Court for the Western District of Louisiana ("Bankruptcy Court") for protection under Chapter 11 of the Federal Bankruptcy Code. Such case is referred to herein as the "Reorganization Case". Upon filing of the voluntary petition for relief, the Debtor, as debtor-in-possession, was authorized to operate its business for the benefit of claim holders and interest holders, and continued to do so, without objection or request for appointment of a trustee. All debts of the Debtor as of the Petition Date were stayed by the bankruptcy petition and were subject to compromise pursuant to such proceedings. The Debtor operated its business and managed its assets in the ordinary course as debtor-in-possession and obtained court approval for transactions outside the ordinary course of business. Based on these actions, all liabilities of Debtor outstanding at February 14, 1996 were reclassified to estimated pre-petition liabilities.

         By order dated May 2, 1997, the Bankruptcy Court confirmed the Joint Plan of Reorganization (the "Plan") of WRT Energy Corporation and co-proponents DLB Oil and Gas, Inc. ("DLB") and Wexford Management LLC ("Wexford," and together with DLB "DLBW"). The Plan was consummated and became effective on July 11, 1997 (the "Effective Date"). On the Effective Date, the Debtor was merged with and into a newly formed Delaware corporation named "WRT Energy
Corporation" ("New WRT"). On the Effective Date, New WRT allocated the actual reorganization value to the entity's assets as defined by Statement of Position Number 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). As used herein, "Debtor" refers to the registrant prior to the Effective Date of the Plan, "New WRT" refers to the registrant following the Effective Date of the Plan, and the "Company" or "WRT" refers to the registrant prior to or after the Effective Date of the Plan, as the context requires.

         Prior to bankruptcy, the Company was engaged in acquiring mature oil and gas properties in the Louisiana Gulf Coast area and increasing both the production and total oil and gas recovery through the use of advanced technologies, including sophisticated radioactive logging equipment owned by the Company and specialized fluid separation technologies. The Company also sought to acquire properties that were developed prior to the invention of cased-hole logging equipment in the 1970's and to reevaluate such properties with its own radioactive logging equipment. This new cased-hole data was then analyzed by experienced Company personnel to identify previously overlooked or deliberately untested formations that may have yielded new commercial oil and gas production. Previously produced formations were also studied to determine whether they could have been restored to commercial production through the use of modern completion, stimulation and production practices or the application of the Company's fluid separation technologies. Subsequent to bankruptcy, the Company seeks to exploit its existing properties and acquire additional Louisiana Gulf Coast properties with exploitation and exploration potential.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


         The consolidated financial statements include the accounts of WRT and its wholly owned subsidiary, WRT Technologies, Inc. Until December 31, 1996, WRT owned 100% of the stock of two subsidiaries, Tesla Resources, Inc. ("Tesla") and Southern Petroleum, Inc. ("Southern Petroleum"). On that date, both Tesla and Southern Petroleum were merged into WRT with WRT emerging as the sole surviving corporation. In November 1996, WRT formed a wholly owned subsidiary, WRT Technologies, Inc., which was established to own and operate WRT's proprietary, radioactive, cased-hole logging technology. As of March 31, 1997, WRT Technologies, Inc. held only immaterial assets and had no operating activities. As part of the Plan, WRT Technologies, Inc. was dissolved with the assets contributed to New WRT. See Note 2 for a description of the Plan. All significant intercompany transactions have been eliminated.

         The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in WRT's 1996 annual report on Form 10-K.

         In the opinion of WRT's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of WRT and its subsidiaries as of March 31, 1997, and the results of their operations, and their cash flows for the three month period ended March 31, 1997 and 1996.

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods, to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)   CHAPTER 11 BANKRUPTCY FILING

         On February 14, 1996 ("Petition Date"), WRT Energy Corporation, a Texas corporation and the predecessor of the Company ("Debtor"), filed a petition with the Bankruptcy Court for the Western District of Louisiana ("Bankruptcy Court") for protection under Chapter 11 of the Federal Bankruptcy Code. Such case is referred to herein as the "Reorganization Case". Upon filing of the voluntary petition for relief, the Debtor, as debtor-in-possession, was authorized to operate its business for the benefit of claim holders and interest holders, and continued to do so, without objection or request for appointment of a trustee. All debts of the Debtor as of the Petition Date were stayed by the bankruptcy petition and were subject to compromise pursuant to such proceedings. The Debtor operated its business and managed its assets in the ordinary course as debtor-in-possession and obtained court approval for transactions outside the ordinary course of business. Based on these actions, all liabilities of Debtor outstanding at February 14, 1996 were reclassified to estimated pre-petition liabilities.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


         On October 22, 1996, the Company accepted and signed the proposal ("DLBW Proposal") submitted by DLB Oil & Gas, Inc. ("DLB") and Wexford Management LLC, on behalf of its affiliated investment funds ("Wexford"), providing the terms of a proposed capital investment in a plan of reorganization for the Company. DLB and Wexford are collectively referred to herein as DLBW. The Company subsequently obtained Bankruptcy Court approval of the expense reimbursement provisions of the DLBW Proposal.

         Subsequent to the Company's execution of the DLBW Proposal, DLB commenced negotiations with Texaco Exploration and Production, Inc. ("TEPI") regarding, (i) the claim asserted by TEPI against the Company and its affiliates ("Texaco Claim"), (ii) the purchase of certain interests owned by TEPI in the West Cote Blanche Bay Field (" WCBB Assets") and (iii) the Contract Area Operating Agreement related to the WCBB Assets and various other agreements relating thereto. As a result of the negotiations, TEPI and DLB reached an agreement pursuant to which DLB (i) agreed to purchase the Texaco Claim, (ii) as required by TEPI, agreed to purchase the WCBB Assets from TEPI, and (iii) agreed to guarantee ("P&A Guarantee") the performance of all plugging and abandonment obligations related to both the WCBB Assets and the Company's interests in West Cote Blanche Bay Field ("WCBB") and, in order to implement the P&A Guarantee, paid into a trust ("P&A Trust") established for the benefit of the State of Louisiana, $1,000,000 on the July 11, 1997 Effective Date of the Plan.

         By order dated May 2, 1997, the Bankruptcy Court approved WRT's and DLBW's Joint Plan of Reorganization (the "Plan"). The Plan involved (i) the issuance to WRT's unsecured creditors, on account of their allowed claims, an aggregate of 10 million shares of New WRT Common Stock, (ii) the issuance to WRT's unsecured creditors, on account of their allowed claims, of the right to purchase an additional three million eight hundred thousand shares (3,800,000) of New WRT Common Stock at a purchase price of $3.50 per share ("Rights Offering"), (iii) the issuance to DLBW and affiliates of the number of shares of New WRT Common Stock obtained by dividing DLBW's Allowed Secured Claim ("Secured Claim") amount by a purchase price of $3.50 per share, (iv) the purchase by DLBW of all shares of New WRT Common Stock not otherwise purchased pursuant to the Rights Offering, (v) the transfer by DLB of the WCBB Assets to the Company along with the associated P&A trust fund and associated funding obligation in exchange for five million shares (5,000,000) of New WRT Common Stock, and (vi) the funding by WRT of $3,000,000 to an entity (the "Litigation Entity") controlled by an independent party for the benefit of most of the Company's existing unsecured creditors. WRT transferred to the Litigation Entity any and all causes of action, claims, rights of actions, suits or proceedings which have been or could be asserted by WRT except for (a) the action to recover unpaid production proceeds payable to WRT by Tri-Deck Oil & Gas Company and (b) the foreclosure action to recover title to certain assets. Pursuant to the Plan, New WRT owns a 12% economic interest in the Litigation Entity and the remainder of the economic interests in the Litigation Entity were allocated to unsecured creditors based on their ownership percentage of the thirteen million eight hundred thousand (13,800,000) shares distributed and issued as described in (i) and (ii) above. The Plan became effective on July 11, 1997 (the "Effective Date").

         Upon the July 11, 1997 Effective Date of the Plan, New WRT became the owner of one hundred percent (100%) of the working interest in the shallow reservoirs above the Rob "C" marker located at approximately 10,500 feet, at WCBB. The proceeds from the Rights Offering were utilized to provide the cash necessary to satisfy Administrative and Priority Claims ("APC"), fund the Litigation Entity with $3,000,000 and provide New WRT with working capital. New WRT will continue to conduct business and own and

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


operate its oil and gas properties. The Litigation Entity will pursue Causes of Action ("Causes of Action") assigned to it under the Plan.

         The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As described above, the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The consolidated financial statements do not include any adjustments relating to recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the ultimate resolution of the Plan of Reorganization. On the Effective Date of the Plan, the Company utilized fresh-start reporting in accordance with the requirements of Statement of Position number 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The application of SOP 90-7 will result in the creation of a new reporting entity for financial reporting purposes having no retained earnings or accumulated deficit.

         An unaudited pro forma condensed balance sheet reflecting the anticipated fresh start reporting had the Plan become effective on March 31, 1997 follows:

                            WRT ENERGY CORPORATION
               (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (UNAUDITED)



                                                                              WRT
                                                             HISTORICAL   REORGANIZATION  PRO FORMA
                      ASSETS                                    WRT        ADJUSTMENTS   CONSOLIDATED
                                                             ---------      ---------      -------
Current assets:
      Cash and cash equivalents                              $   7,776      $   1,598      $ 9,374
      Accounts receivable                                        1,906           --          1,906
      Prepaid expenses and other                                 1,159           --          1,159
                                                             ---------      ---------      -------
         Total current assets                                   10,841          1,598       12,439
                                                             ---------      ---------      -------

Property and equipment, at cost
      Oil and natural gas properties
         subject to amortization                                78,028         (2,754)      75,274


      Oil and natural gas properties
         not subject to amortization                              --            5,000        5,000
      Other property and equipment                               5,193         (2,255)       2,938
         Accumulated depreciation,
             depletion and amortization                        (27,523)        27,523         --
                                                             ---------      ---------      -------
                                                                55,698         27,514       83,212
                                                             ---------      ---------      -------
Other assets                                                     1,167            (97)       1,070
                                                             ---------      ---------      -------

             Total assets                                    $  67,706      $  29,015      $96,721
                                                             =========      =========      =======

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable, accrued expenses, and other          $   6,253      $    (862)     $ 5,391
      Pre-petition liabilities not subject to compromise        16,740        (16,740)        --
      Pre-petition liabilities subject to compromise           136,079       (136,079)        --
                                                             ---------      ---------      -------
         Total current liabilities                             159,072       (153,681)       5,391
                                                             ---------      ---------      -------

Long-term debt                                                    --           15,000       15,000

Shareholders' equity:
      Preferred stock                                           27,677        (27,677)        --
      Common stock                                                  95            126          221
      Additional paid-in capital                                39,571         36,538       76,109
      Retained earnings (deficit)                             (158,377)       158,377         --
      Treasury stock                                              (332)           332         --
                                                             ---------      ---------      -------
         Total shareholders' equity                            (91,366)       167,696       76,330
                                                             ---------      ---------      -------
             Total liabilities and shareholder's equity      $  67,706      $  29,016      $96,721
                                                             =========      =========      =======

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

(3)  SENIOR NOTE OFFERING AND CREDIT FACILITY

     In December 1994, the Company entered into a $40,000,000 credit facility (the "'Credit Facility") with International Nederlanden (U. S.) Capital Corporation ("INCC") that was secured by substantially all of the Company's assets. The Company borrowed $15,000,000 thereunder to purchase the Initial LLOG Property ("LLOG") In March 1995, $12,000,000 of the outstanding borrowings under the Credit Facility was repaid from the proceeds of the Offering. During 1995, the Company borrowed an additional $12,000,000 under the Credit Facility, bringing the outstanding borrowings to $15,000,000 the maximum amount of borrowings available under the Credit Facility. On December 31, 1995, the Credit Facility converted to a term loan whereby quarterly principal payments of one-sixteenth of the outstanding indebtedness became due and payable.

     In February 1995, the Company offered 100,000 Units consisting of $100,000,000 aggregate principal amount of 13 7/8% Senior Notes Due 2002 (the "Senior Notes") and warrants to purchase an aggregate of 800,000 shares of the Company's Common Stock (the "Offering"). The net proceeds from the Offering were used to acquire a second group of oil and gas properties owned by LLOG (the "Remaining LLOG Group"), to repay both the $7,500,000 bridge loan and substantially all borrowings under the Credit Facility (defined herein), to acquire an additional working interest in the West Cote Blanche Bay Field and for general corporate purposes.

     At March 31, 1997 and December 31, 1996, the Company was in default under certain financial covenants of the Credit Facility. In addition, due to the bankruptcy filing, the Company was in default under the Indenture ("Indenture") pursuant to which the Senior Notes were issued. Accordingly, all such debt has been classified as current in the Company's March 31, 1997 and December 31, 1996 financial statements. While in bankruptcy, INCC and holders of the Senior Notes were stayed from enforcing certain remedies provided for in the Credit Facility and the Indenture, respectively. The Company did not make the March 1, 1996 or subsequent interest payments on the Senior Notes and pursuant to an order of the Bankruptcy Court did not make the scheduled interest payment of $381,000 to INCC on February 28, 1996 or any other subsequent interest payments. On the Effective Date, the Company entered into a new loan agreement with ING (U.S.) Capital Corporation (successor to INCC) ("ING"), the terms of which required the payoff of the $15,000,000 in principal and interest outstanding on the old credit agreement with proceeds of the new loan. Also pursuant to the Plan, the Senior Notes were cancelled.


(4)  LOSS PER SHARE

     Loss per share computations are calculated on the weighted average of common shares and common share equivalents. Common stock options and warrants are considered to be common share equivalents and are used to calculate earnings
(loss) per common and common equivalent share except when they are anti-dilutive. Loss per common and common equivalent share for the three months ended March 31, 1997 and 1996 do not reflect the exercise of the options and warrants or conversion of the preferred stock as the effect is anti-dilutive.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


(5)  REORGANIZATION COSTS

     During the three months ended March 31, 1997, the Company incurred $1,026,000 in reorganization costs, primarily consisting of professional fees.

(6)  JOINT VENTURE AGREEMENT

     Pursuant to a Joint Venture Agreement dated October 18, 1991 (the "Joint Venture Agreement"), the Company entered into a joint venture to develop certain oil and gas properties with Tricore Energy Venture, L.P., a Texas limited partnership ("Tricore"), and Stag Energy Corporation ("Stag").

     Under the terms of the Tricore agreements, Tricore is to contribute the capitalization required to complete the development of selected prospects, and Stag and the Company are to contribute, or arrange for the contribution of, the prospects to be developed.

     The allocation of the net income, profits, credits, gains and losses of the joint venture are distributed as follows:

                              Initial          Ongoing
       Party                 Allocation       Allocation
       -----                 ----------       ----------
      Tricore                   70%              55%
      WRT                       25%              35%
      Stag                       5%              10%


     The distributions convert from the initial to the ongoing allocation upon Tricore receiving aggregate distributions equal to 125% of its initial contributions to the joint venture.

     In March 1995, the Company contributed the K.G. Wilbert No. 1 well, located in Iberville Parish, Louisiana, the Atkinson No. 2 well, located in Hayes Field in Jefferson Davis Parish, Louisiana, and State Lease 8396 #1 and #2 wells, located in South Atchafalaya Bay Field in St. Mary Parish, Louisiana, to the joint venture and received $867,850 as compensation for the recompletion and field services rendered. The cash received was a recovery of costs incurred, and no field service revenues were recognized.

     In July 1994, the Company contributed a portion of its interest in the Exxon Fee #23 well, located in Lac Blanc Field in Vermilion Parish, to the joint venture and received $1,200,000 as compensation for the recompletion of the well. The cash received was a recovery of costs incurred and no field service revenues were recognized.

     In March 1993, the Company contributed the Delcambre No. 1 well, located in Tigre Lagoon Field in Vermilion Parish, Louisiana and the Summers No. 1 well located in North Rowan Field in Brazoria County, Texas, to the joint venture and received $2,000,000 as compensation for recompletion and wireline services rendered. The cash received was a recovery of costs incurred, and not field service revenues related to the recompletion and wireline services rendered were recognized.

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

     The Company has provided Tricore with a limited production guarantee based on the minimum production schedule attached to the Tricore joint venture agreement. The minimum production schedule assumes that Tricore's cumulative share of the future gross production from jointly-owned properties will average 4,250 Mcf per day during the period between October 1, 1996 and September 30, 1997, 2,350 Mcf per day during the period October 1, 1997 and September 30, 1998, and 699 Mcf per day during the period October 1, 1998 and September 30, 1999. The minimum production also assumes that all future gas production allocated to Tricore will be sold at a price of $1.50 per Mcf. As long as either the actual volume of natural gas delivered or the gross revenue allocated to Tricore exceeds the cumulative values reflected in the

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


minimum production schedule, the Company will have no current liability to Tricore under the production guarantee. Pursuant to the Joint Venture Agreement if the production during any annual period, commencing October 1 through September 30, is less than the minimum production levels required by the Joint Venture Agreement, the Company is required to eliminate the annual production deficit by delivering sufficient quantities of gas from other properties in twelve equal monthly installments, commencing the following December 1, or by the issuance to the venture of registered debt or equity securities which have a fair market value equal to the required payment. As collateral for the Company's obligations under the production guarantee, Tricore holds a partial assignment of an interest in the West Cote Blanche Bay Field. This 4.68% working interest (3.72% net revenue interest) assignment was made subject to the terms and provisions of the Joint Venture Agreement. Upon satisfaction of the production guarantee, Tricore is required to execute and deliver a release of the partial assignment.

     As a result of significant production declines from jointly-owned properties, notably the Exxon Fee #23 well, production did not exceed the minimum required under the guarantee for the period commencing October 1, 1995 to September 30, 1996. In addition, due to the substantial reserve losses incurred during 1996 and 1995, the estimated future gross revenues from the joint venture wells are not adequate over the remaining term of the guarantee. As a result, the Company recorded in 1995 and 1996, minimum production guarantee charges of $5,555,000 and $3,591,000, respectively. The $9,146,000 liability recognized at March 31, 1997 represents the Company's estimated ultimate obligation to the joint venture, including the disallowance of certain tax credits as discussed below, net of estimated production volumes and gross revenues accruing to the joint venture based upon the Company's year-end estimates of proved oil and gas reserves which are zero.

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

     On January 14, 1997, the Company initiated an adversary proceeding to obtain a declaration of the invalidity of the security interests or liens securing Tricore's asserted secured claim of "up to $9,224,000" or alternatively for avoidance of such security interests or liens pursuant to Sections 544 and 547 of the Bankruptcy Code. Such suit is pending as of the date of this report. On March 7, 1997, the Company also filed an objection to the asserted claim of Tricore (i) under Section 502(d) of the Bankruptcy Code seeking to disallow such asserted Claim in full on the grounds that Tricore is the transferee of a transfer available under Sections 544 and 547 of the Bankruptcy Code, and (ii) under Section 502(c) of the Bankruptcy Code seeking to estimate such

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


asserted claim on the grounds that it is a contingent claim the liquidation of which would unduly delay the administration of the Reorganization Case. On June 19, 1997, Tricore filed an amendment to reduce their proof of claim to $9,064,000 from $9,224,000. Nevertheless, to the extent that Tricore is determined to be a secured claim, the Plan provides for the claim to be paid in full. See Part II Item 1 for further discussion. The Company is currently negotiating a settlement with Tricore pursuant to their claim.

(7)  CONTINGENCIES

     On December 10, 1992, the Company, one of its executives, a former executive and others instituted a lawsuit against Bear, Stearns & Co. Inc. ("Bear Stearns"), Drake Capital Securities, Inc. ("Drake"), Steven Antebi ("Antebi") and Jerry Friedman ("Friedman") in the District Court of Harris County, Texas 133rd Judicial District. After settling with Drake and Friedman, the plaintiffs commenced trial on February 28, 1995. On March 21, 1995, the jury returned a verdict in favor of the Company and five of the Company's shareholders against Antebi for approximately $1,100,000. Pursuant to the jury verdict, advice of outside counsel and management's belief that recovery of its legal fees was probable, the Company recorded as a receivable approximately $1,100,000 of costs incurred in connection with the litigation. The Company, however, considered the jury verdict to be insufficient. Accordingly, the Company requested, and on August 4, 1995 was granted, a new trial. Absent the jury verdict from the original trial, and considering the uncertainty regarding the timing of possible recovery in a new trial, the Company and its outside counsel concluded that they could no longer consider the recovery of the receivable to be probable. Therefore, the Company wrote off this receivable in the third quarter of 1995. Prior to commencement of the new trial, the case went to mediation and was settled on February 16, 1996 for $600,000 plus court costs of approximately $69,000, subject to the approval of the Bankruptcy Court. Consequently on April 22, 1996, WRT filed a Motion for Authority to Compromise the Litigation, requesting that the settlement be approved and that the distribution of proceeds generated therefrom be authorized to the respective parties to the litigation pursuant to the Settlement Agreement reached. Due to objections raised as to the distribution of the litigation proceeds, the Bankruptcy Court approved the Settlement Agreement but instructed that a subsequent motion be provided to resolve the issue of disposition of the proceeds. As a result, on August 27, 1996, WRT filed a Motion for Authorization to finally settle distribution of the litigation proceeds. On September 10, 1996, the Bankruptcy Court approved such motion and the proceeds have since been distributed accordingly, including the distribution of approximately $145,000 to WRT, which was recorded as Other Income for the year ended December 31, 1996. Settlement funds of $154,000 attributable to one of the Company's former executives has been held in escrow, pending final resolution of claims of the WRT bankruptcy estate, if any, against the former executive.

     During 1996, WRT received notice from a third party claiming that WRT's title has failed as to approximately 43 acres in the Bayou Pigeon Field. Some or all of the acreage in dispute is considered to be productive in three separate production units. Assuming that WRT's title is flawed, WRT's working interest in three units would be reduced from 100% of each unit to approximately 7% (5% NRI), 75% (63% NRI), and 95% (72% NRI), respectively. The financial statements as of March 31, 1997 and for the year ended December 31, 1996 and for the three months ended March 31, 1997 and 1996, reflect operating results and proved reserves

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


discounted for this possible title failure. As the title failure predates its ownership of the field, WRT is currently evaluating its recourse against the predecessors-in-title relative to this issue. The Company is currently negotiating settlement with the Third Party pursuant to their claim.

     During 1995, the Company entered into a marketing agreement with Tri-Deck Oil and Gas Company ("Tri-Deck") pursuant to which Tri-Deck would market all of WRT's oil and gas production. Subsequent to the agreement, Tri-Deck's principal and WRT's Director of Marketing, James Florence, assigned to Plains Marketing Tri-Deck's right to market WRT's oil production and assigned to Perry Oil & Gas ("Perry Gas") Tri-Deck's right to market WRT's gas production. During early 1996, Tri-Deck failed to make payments to WRT attributable to several months of WRT's gas production. Consequently, on May 20, 1996 the Company filed a Motion to Reject the Tri-Deck Marketing Agreement and on May 29, 1996 the Company initiated an adversary proceeding against Tri-Deck and Perry Gas. Perry Gas was the party which ultimately purchased the Company's gas production for the months in question.

     With respect to the Motion to Reject, the Bankruptcy Court authorized the rejection and directed Tri-Deck and WRT to determine the amount of production proceeds attributable to WRT's June 1996 gas production which are payable to WRT. Thereafter, Perry Gas made payment to WRT of the June gas proceeds less $75,000 for a set-off claim by Perry Gas, which is subject to further consideration by the Bankruptcy Court. Perry Gas subsequently filed an administrative claim in the Chapter 11 case, seeking recovery for damages allegedly arising out of WRT's conduct in connection with its rejection of the Tri-Deck contract and related negotiations with Perry Gas. By decision dated July 3, 1997, the Bankruptcy court allowed, in part, Perry Gas' administrative claim, in the aggregate amount of approximately $64,000, and directed Perry Gas to obtain payment of such amount from the Perry Setoff Escrow, which as result of this payment currently has a balance of approximately $10,000.

     With respect to the adversary proceeding, WRT sought recovery from Tri-Deck and/or Perry Gas of all unpaid production proceeds payable to WRT under the marketing agreement and the issuance of a temporary restraining order and preliminary injunction against both parties to prevent further disposition of such proceeds pending the outcome of the proceedings. On May 31, 1996, the Bankruptcy Court entered a consensual temporary restraining order against both Tri-Deck and Perry Gas. On June 18, 1996, a preliminary injunction was entered by the Bankruptcy Court which required Perry Gas to segregate into a separate depository account the funds due for the purchase of WRT's April and May 1996 gas production from Tri-Deck. Subsequently, upon motion by WRT the Bankruptcy Court ordered such funds to be placed into the Bankruptcy Court's registry, as Perry Gas had made certain withdrawals from the separate depository account without authorization by the Bankruptcy Court. As of October 1, 1997, funds in the amount of approximately $1,700,000 remain in the registry of the Bankruptcy Court. On April 1, 1997, WRT moved for partial summary judgement with respect to Perry Gas seeking release of the escrow funds, as well as additional funds from Perry Gas attributable to previous miscalculations of the amounts owed by Perry Gas. At a hearing held on May 27, 1997, the Bankruptcy Court denied
WRT's motion to the extent that it sought additional payments by Perry Gas to WRT and reserved decision with respect to the disbursement to WRT of the funds currently in the Court's registry. On July 9, 1997, Perry Gas filed its own summary judgement motion with respect to its assertion that it is entitled to certain adjustments for prior overpayments in the amount of approximately $120,000. At oral argument on August 26, 1997, Perry requested permission to amend its motion and subsequently filed an amended affidavit reducing the amount claimed to approximately $51,000.

     Other unasserted claims against the Company may be alleged as a result of the Plan. Management cannot estimate the impact of such unasserted claims on the consolidated financial statements at March 31, 1997.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


(8)  EXAMINER'S REPORT

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

     Pursuant to the Plan, all of the Company's possible causes of action against third parties (with the exception of certain litigation related to recovery of marine and rig equipment assets and Tri-Deck), existing as of the effective date of the Plan, transferred into a "Litigation Trust" controlled by an independent party for the benefit of most of the Company's existing unsecured creditors. The Company retains a 12% interest in the trust, net of Trustee fees and expenses. Currently, management is aggressively pursuing those claims and causes of action against Tri-Deck and Perry Gas relating to the recovery of revenues for the sale of oil and gas production. See Part II Item 1 for additional information. In addition, the Company has instituted legal action to recover the aforementioned marine and rig equipment assets. See Part II Item 1 for further details. The Company has not recognized the potential value of recoveries which may ultimately be obtained, if any, as a result of such causes of action, or possible future actions, in the accompanying consolidated financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DISCLOSURE REGARDING FORWARD - LOOKING STATEMENTS

         This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included in the Form 10-Q that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditure (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as to other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks or uncertainties; general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to an pursued by the Company; competitive actions by other oil and gas companies; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in the Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if realized, that they will have the expected consequences to or effects on the Company or its business or operations.


         The following discussion is intended to assist in an understanding of the Company's financial position as of March 31, 1997 and December 31, 1996, and its results of operations for the three months ended March 31, 1997 and 1996. The Consolidated Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to WRT's 1996 annual report on Form 10-K.

FINANCIAL DATA (in thousands)                      THREE MONTHS ENDED
                                                        MARCH 31,
                                                  ---------------------
                                                    1997         1996
                                                  -------      --------
                                                       (UNAUDITED)
Revenues
     Gas Sales                                    $ 2,508      $  2,968
     Oil and condensate sales                       2,873         3,264
     Other                                             50            11
                                                  -------      --------
                                                    5,431         6,243
                                                  -------      --------
Expenses
     Production costs                               2,144         6,201
     General & administrative                         919           988
     Minimum production guarantee obligations          --         2,778
     Provision for doubtful  accounts                  91            --
                                                  -------      --------
                                                    3,154         9,967
EBITDA                                              2,277        (3,724)
Depreciation, depletion & amortization              1,451         2,161
Earnings before interest and taxes                    826        (5,885)
Interest expense                                      615         3,746
Reorganization costs                                1,026         4,048
                                                  -------      --------
Earnings (loss) before income taxes                  (815)      (13,679)
Income taxes - deferred                                --            --
                                                  -------      --------
Net loss                                             (815)      (13,679)
Dividends on preferred stock                          712           712
                                                  -------      --------
Net loss available to common shareholders         $(1,527)     $(14,391)
                                                  =======      ========

PER SHARE DATA
Net loss                                          $ (0.16)     $  (1.51)
                                                  =======      ========
Weighted average common and
      common equivalent shares (000's)              9,539         9,539
                                                  =======      ========

----------------------------------------

(1) The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include administrative overhead, maintenance and repairs and labor and utilities.

(2) EBITDA is defined as earnings before interest, taxes, depreciation, depletion and amortization. EBITDA is an analytical measure frequently used by securities analysts and is presented to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements. EBITDA should not be considered as a better measure of the Company's operating performance than net income or as a better measure of liquidity than cash flow from operations.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     During the three months ended March 31, 1997, the Company reported a net loss before dividends on preferred stock of $0.8 million, an 94% decrease from net loss before dividends on preferred stock of $13.7 million for the corresponding period in 1996. After consideration of dividends on preferred stock, the Company reported a net loss available to common shareholders of $1.5 million for the three months ended March 31, 1997, compared to a loss of $14.4 million in 1996. The decrease is due to the following factors:

     OIL AND GAS REVENUES. During the three months ended March 31, 1997, the Company reported oil and gas revenues of $5.4 million, a 13% decrease from $6.2 million for the comparable period in 1996. The decreased oil and gas sales revenue during 1997 is attributable primarily to a combination of ordinary production declines, unexpected losses of production from several key wells, delays in expanding the Company's field infrastructure to support its increased level of operations, mechanical difficulties in the Lac Blanc Field and significant production declines in the West Cote Blanche Bay Field, which was not operated by the Company during the first quarter of 1996 or 1997. The decreases in production were partially offset by higher average oil and gas prices for the three months ended March 31, 1997 compared to the same period in 1996. The following table summarizes the Company's oil and gas production and related pricing for the three months ended March 31, 1997 and 1996:



                                 Three Months Ended March 31,
                                 ----------------------------
                                      1997          1996
                                      ----          ----
Oil production volumes (Mbbls)         127           174
Gas production volumes (Mmcf)          833         1,081
Average oil price (per Bbl)        $ 22.62    $    18.71
Average gas price (per Mcf)        $  3.01    $     2.75


     PRODUCTION COSTS. Production costs decreased $4.1 million, or 65%, from $6.2 million to $2.1 million for the three months ended March 31, 1997, primarily as a result of higher non-operated lease expenses for the three months ended March 31, 1996.

     DEPRECIATION, DEPLETION AND AMORTIZATION. The $0.7 million, or 33%, decrease in depreciation, depletion and amortization for the three months ended March 31, 1997 was due to a 5 Bcfe, or 25% decrease in oil and gas production.

      PROVISION FOR DOUBTFUL RECEIVABLES. At March 31, 1997, the Company charged to expense a $0.01 million receivable. No such provisions were required during the 1996 period.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 7% from $1.0 million for the three months ended March 31, 1996 to $0.9 million for the comparable period in 1997 as a result of the Company's change in strategy resulting in a reduction in personnel and general and administrative costs.

     INTEREST EXPENSE. Interest expense decreased from $3.7 million for the three months ended March 31, 1996 to $0.6 million for the comparable period in 1997 due to the Company's discontinuing the recording of interest expense on the 13 7/8% Senior Notes and Credit Facility as a result of the Reorganization Case.

     REORGANIZATION COSTS. Reorganization costs decreased 75% from $4.0 million for the three months ended March 31, 1996 to $1.0 million for the comparable period in 1997 primarily as a result of the write off of $3.8 million of capitalized debt issuance costs during the three months ended March 31, 1996. Reorganization costs primarily consist of professional fees for the three months ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES


     Net cash flow provided by operating activities for each of the three month periods ended March 31, 1996 and 1997 was $2.4 million.

     During the first three months of 1997, the Company invested $0.3 million in property acquisition and development, as compared to $1.2 million during the comparable period in 1996. This decrease is a result of the Chapter 11 Bankruptcy filing.

     Net cash used in financing activities was $0.01 million for the three months ended March 31, 1997 as compared to net cash used of $0.04 million during the same period in 1996. This decrease is a direct result of the Company's Chapter 11 Bankruptcy filing in February 1996 and a resulting lack of financing activity during 1997.


CAPITAL REQUIREMENTS AND RESOURCES

     The Company continued the suspension of its property acquisition, development and workover activities while remaining a debtor in possession, performing only those workovers approved by the Bankruptcy Court. Commencing with the Effective Date of the Plan, the Company commenced its program to increase production rates, lengthen the productive life of wells and increase total proved reserves primarily through sidetracks out of and recompletions of shut-in wells and installation of hydrocyclones on gas wells producing large volumes of formation water. In addition, certain sidetrack and development drilling locations have been identified as improving reservoir drainage and increasing the ultimate recovery of reserves. Pursuant to this strategy, the Company will be required to make substantial capital expenditures to fully develop its oil and gas reserves. The Company's capital budget for 1997 is approximately $9,132,000. Funding for this capital budget is anticipated to come primarily from cash flow from operations, including the 50% interest in the West Cote Blanche Bay properties acquired as part of the Reorganization Plan, along with available net proceeds from the stock rights offering of approximately $1,597,000.

     On the Effective Date, the Company received gross proceeds from stock rights offering of $13,300,000. Proceeds of this offering were used to pay the interest and loan fees in connection with the INCC loan of $3,248,000, fund the litigation trust called for in the plan of reorganization of $3,000,000, pay pre-petition claims of $2,963,000 and pay administrative claims of $2,492,000, leaving $1,597,000 which provided additional working capital for the Company.

     In addition, on the Effective Date, the Company exchanged $123,845,000 in unsecured debt for 10,000,000 shares of New WRT Stock and DLBW and Dublin Acquisitions exchanged $9,293,000 of secured debt for 2,655,000 shares of New WRT Stock.

PART II


ITEM 1. LEGAL PROCEEDINGS

         On December 10, 1992, the Company, one of its executives, a former executive and others instituted a lawsuit against Bear, Stearns & Co. Inc. ("Bear Stearns"), Drake Capital Securities, Inc. ("Drake"), Steven Antebi ("Antebi") and Jerry Friedman ("Friedman") in the District Court of Harris County, Texas 133rd Judicial District. After settling with Drake and Friedman, the plaintiffs commenced trial on February 28, 1995. On March 21, 1995, the jury returned a verdict in favor of the Company and five of the Company's shareholders against Antebi for approximately $1,100,000. Pursuant to the jury verdict, advice of outside counsel and management's belief that recovery of its legal fees was probable, the Company recorded as a receivable approximately $1,100,000 of costs incurred in connection with the litigation. The Company, however, considered the jury verdict to be insufficient. Accordingly, the Company requested, and on August 4, 1995 was granted a new trial. Absent the jury verdict from the original trial, and considering the uncertainty regarding the timing of possible recovery in a new trial, the Company and its outside counsel concluded that they could no longer consider the recovery of the receivable to be probable. Therefore, the Company recorded a provision for this receivable in the third quarter of 1995. Prior to commencement of the new trial, the case went to mediation and was settled on February 16, 1996 for $600,000 plus court costs of approximately $69,000,subject to the approval of the Bankruptcy Court. Consequently on April 22, 1996, WRT filed a Motion for Authority to Compromise the litigation, requesting that the settlement be approved and that the distribution of proceeds generated therefrom be authorized to the respective parties to the litigation pursuant to the settlement agreement reached. Due to objections raised as to the distribution of the litigation proceeds, the Bankruptcy Court approved the settlement agreement but instructed that a subsequent Motion be provided to resolve the issue of disposition of the proceeds. As a result, on August 27, 1996, WRT filed a Motion for Authorization to finally settle distribution of the litigation proceeds. On September 10, 1996, the Bankruptcy Court approved such motion and the proceeds have since been distributed accordingly, including the distribution of approximately $145,000 to WRT, which was recorded as Other Income for the year ended December 31, 1996. Settlement funds of $154,000 attributable to one of the Company's former executives have been held in escrow, pending final resolution of claims of the WRT's bankruptcy estate if any, against the former executive.

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

         On December 18 and 19, 1995, two class-action shareholders' suits were filed in the United States District Court for the Southern District of California, seeking damages on behalf of a purported class of persons who purchased the publicly-traded securities of the Company between October 20, 1993 and October 27, 1995. In these complaints, the plaintiffs have sued the Company, certain members of its Board of Directors, and others alleging joint and several liability for violations of Section 12(2) and Section 15 of the Securities Act of 1933. The plaintiffs also complain that all defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule l0b-5 of the Securities Exchange Commission. The individual defendants are alleged to be liable under Section 20(a) of the Securities Exchange Act of 1934. On February 23, 1996, a Notice of Stay by reason of the Company's bankruptcy was filed in both actions. On March 21, 1996, all parties entered into a Stipulation whereby plaintiffs agreed to consolidate the two actions under an amended and consolidated complaint. On June 1, 1996, by agreement of all parties, the case was transferred to the Southern District of New York. By order dated May 2, 1997, the Bankruptcy Court disallowed this lawsuit in full as it relates to the Company. As a result of the Bankruptcy Court's disallowance of this lawsuit, the litigation will not have an effect on the Company's financial condition or results of operations.

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

         During 1996, WRT received notice from a third party claiming that WRT's title has failed as to approximately 43 acres in the Bayou Pigeon Field. Some or all of the acreage in the dispute is considered to be productive in three separate production units. Assuming that WRT's title is flawed, WRT's working interest in three units may be reduced from 100% of each unit to approximately 7% (5% NRI), 75% (63% NRI), and 95% (72% NRI), respectively. The financial statements as of March 31, 1997 and December 31, 1996 and for the three-month periods ended March 31, 1997 and 1996, reflect operating results and proved reserves discounted for this possible title failure. As the title failure predates its ownership of the field, WRT is currently evaluating its recourse against the predecessors-in-title relative to this issue.

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

         With respect to the Motion to Reject, the Bankruptcy Court authorized the rejection and directed Tri-Deck and WRT to determine the amount of production proceeds attributable to WRT's June 1995 gas production which are payable to WRT. Thereafter, Perry Gas made payment to WRT of the June 1995 gas proceeds less $75,000 for a set-off claim by Perry Gas, which is subject to further consideration by the Bankruptcy Court. Perry Gas subsequently filed an administrative claim in the Chapter 11 case, seeking recovery for damages allegedly arising out of WRT's conduct in connection with its rejection of the Tri-Deck contract and related negotiations with Perry. By decision dated July 3, 1997, the Bankruptcy Court allowed, in part, Perry Gas' administrative claim, in the aggregate amount of approximately $64,000, and directed Perry Gas to obtain payment of such amount from the Perry Setoff Escrow, which as result of this payment, currently has a balance of approximately $10,000.

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

         On August 21, 1997, WRT filed a motion for leave to amend the adversary complaint, which amended would, among other things, name as defendants, in addition to Tri-Deck and Perry Gas, James Florence, Beth Perry Sewell, Steve McGuire, Ronald Hale and Mark Miller, and included several additional causes of action against both the original and these additional defendants. Oral argument with respect to WRT's motion for leave to amend was heard on September 16, 1997, and the motion is currently under review. In light of the pendency of WRT's motion to amend, by Order dated September 5, 1997, the Court denied WRT's motion for partial summary judgement, which had been under advisement since May 1997.

         Ultimate resolution of the WRT - Tri-Deck - Perry Gas dispute, and thus recovery by WRT of all amounts owed by Tri-Deck or Perry Gas, will also entail Bankruptcy Court disposition of a counterclaim by Tri-Deck seeking, among other things, damages for alleged tortious interference by WRT with Tri-Decks' contractual relations with other Tri-Deck customers. Although management believes that Tri-Deck's claim to the funds in the registry of the Bankruptcy Court is invalid, and the aforementioned counterclaim is without merit, for financial reporting purposes the receivable from Tri-Deck was fully reserved for as of March 31, 1997.

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

         Other unasserted claims against the Company may be alleged as a result of the Plan of Reorganization. Management cannot estimate the impact of such unasserted claims on the consolidated financial statements at March 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits required by item 601 of Regulation S-K are as follows:

          10.0 Final Order Authorizing Use of Proceeds from Oil and Gas Operations. (1)

          10.1 Letter agreement by and among WRT Energy Corporation, DLB Oil & Gas, Inc. and Wexford Management, LLC dated October 22, 1996.(2)

          10.2 Debtor's and DLBW's First Amended Joint Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code dated January 20, 1997. (3)

          10.3 First Amended Disclosure Statement Under 11 U.S.C. 1125 In Support of Debtor's and DLBW's First Amended Joint Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code dated January 20, 1997. (3)

          10.4 Second Amended Joint Plan of Reorganization. (4)

          10.5 Second Amended Disclosure Statement. (4)

          (b)  Registrant filed the following reports on Form 8-K's

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

(1)  Filed with Form 8-K dated March 14, 1997.

(2)  Filed with Form 8-K dated November 6, 1996

(3)  Filed with Form 8-K dated March 3, 1997.

(4)  Filed with Form 8-K dated July 22, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      WRT ENERGY CORPORATION


Date:  December 1, 1997
                                      /s/ Gary C. Hanna
                                      ------------------------------
                                      Gary C. Hanna
                                      President


                                      /s/ Ronald D. Youtsey
                                      ------------------------------
                                      Ronald D. Youtsey
                                      Secretary and Treasurer

                               INDEX TO EXHIBITS


Exhibit No.                 Description
-----------                 -----------
   27               Financial Data Schedule