Form 10-Q
period 1997-06-30
WRT ENERGY CORP
filed 1997-12-01
CIK 874499

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [ X ]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS.

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No____.

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

                             WRT ENERGY CORPORATION

                                TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT

PART I.  FINANCIAL INFORMATION

   Item 1.        Financial Statements:

                      Consolidated Balance Sheet
                      June 30, 1997 (Unaudited) and December 31, 1996 ......................     5

                      Consolidated Statements of Operations (Unaudited)
                      For the Three and Six Months Ended June 30, 1997 and 1996.............     6

                      Consolidated Statements of Cash Flows (Unaudited)
                      For the Six Months Ended June 30, 1997 and 1996.......................     7

                  Notes to Consolidated Financial Statements................................     8

   Item 2.        Management's Discussion and Analysis of
                  Results of Operations and Financial Condition.............................     19

         Disclosure Regarding Forward-Looking Statements....................................     19


PART II.  OTHER INFORMATION

   Item 1.        Legal Proceedings.........................................................     24

   Item 6.        Exhibits and Reports on Form 8-K..........................................     28

                  Signatures................................................................     29


                             WRT ENERGY CORPORATION








                     PART I. Financial Information
            Item 1.       Consolidated Financial Statements
                             June 30, 1997 and 1996







               Forming a part of Form 10-Q Quarterly Report to the
                       Securities and Exchange Commission




This quarterly report on Form 10-Q should be read in conjunction with WRT Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
                           CONSOLIDATED BALANCE SHEET

ASSETS                                                                             JUNE 30, 1997       DECEMBER 31, 1996
                                                                                   -------------       -----------------
                                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                                      $   3,611,000         $   5,679,000
    Accounts receivable, net of allowance for doubtful accounts of
       $4,696,000 for June 30, 1997 and $4,716,000 for December 31, 1996               3,881,000             3,667,000
    Prepaid expenses and other                                                           870,000               633,000
                                                                                   -------------         -------------
                                                                                       8,362,000             9,979,000

Cash held in escrow                                                                      851,000               831,000
Property and equipment, net - successful efforts method                               56,336,000            56,899,000
Debt issuance costs, net                                                                 284,000               367,000
                                                                                   -------------         -------------
         Total assets                                                              $  65,833,000         $  68,076,000
                                                                                   =============         =============


LIABILITIES AND SHAREHOLDERS' DEFICIT Current liabilities:
    Accounts payable and accrued liabilities                                       $   8,978,000         $   5,529,000
    Pre-petition liabilities not subject to compromise                                16,734,000            16,752,000
    Pre-petition liabilities subject to compromise                                   136,079,000           136,346,000
                                                                                   -------------         -------------
                                                                                     161,791,000           158,627,000

Shareholders' deficit:
    Preferred stock - $.01 par value, 2,000,000
       authorized, 1,265,000 issued and outstanding at June 30, 1997
       and December 31, 1996, respectively                                            27,677,000            27,677,000
    Common stock - $.01 par value, 50,000,000 authorized,
       9,539,207 issued and outstanding at June 30, 1997 and                              95,000                95,000
       December 31, 1996, respectively
    Paid-in capital                                                                   39,571,000            39,571,000
    Accumulated deficit                                                             (162,969,000)         (157,562,000)
    Treasury stock (35,100 shares at June 30, 1997 and
       December 31, 1996, respectively)                                                 (332,000)             (332,000)
                                                                                   -------------         -------------
         Total shareholders' deficit                                                 (95,958,000)          (90,551,000)

Commitments and contingencies
                                                                                   -------------         -------------
         Total liabilities and shareholders' deficit                               $  65,833,000         $  68,076,000
                                                                                   =============         =============



         - See accompanying notes to consolidated financial statements -

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                      1997            1996            1997            1996
                                                  ------------    ------------    ------------    ------------
Revenues:
   Gas sales                                      $  1,987,000    $  2,731,000    $  4,495,000    $  5,699,000
   Oil and condensate sales                          2,288,000       3,449,000       5,161,000       6,713,000

                                                  ------------    ------------    ------------    ------------
      Total revenues                                 4,275,000       6,180,000       9,656,000      12,412,000

Expenses:
   Production costs                                  3,095,000         638,000       5,239,000       6,839,000
   Depreciation, depletion and amortization          1,673,000       2,096,000       3,124,000       4,257,000
   General and administrative expenses               1,071,000         588,000       1,990,000       1,576,000
   Provision for doubtful receivable                   (20,000)      4,278,000          71,000       4,278,000
   Minimum production guarantee obligation                --              --              --         2,778,000

                                                  ------------    ------------    ------------    ------------
                                                     5,819,000       7,600,000      10,424,000      19,728,000
                                                  ------------    ------------    ------------    ------------

      Loss from operations                          (1,544,000)     (1,420,000)       (768,000)     (7,316,000)
                                                  ------------    ------------    ------------    ------------

Interest expense                                       417,000         591,000       1,032,000       4,337,000
Other income, net                                       70,000          43,000         120,000          54,000
                                                  ------------    ------------    ------------    ------------

      Loss before reorganization costs and
          income taxes                              (1,891,000)     (1,968,000)     (1,680,000)    (11,599,000)
Reorganization costs                                 2,701,000         810,000       3,727,000       4,858,000

                                                  ------------    ------------    ------------    ------------
      Loss before income taxes                      (4,592,000)     (2,778,000)     (5,407,000)    (16,457,000)
Income taxes                                              --              --              --              --

                                                  ------------    ------------    ------------    ------------
      Net loss                                      (4,592,000)     (2,778,000)     (5,407,000)    (16,457,000)
Undeclared dividends on preferred stock               (712,000)       (712,000)     (1,423,000)     (1,423,000)

                                                  ------------    ------------    ------------    ------------
      Net loss available to common shareholders   $ (5,304,000)   $ (3,490,000)   $ (6,830,000)   $(17,880,000)
                                                  ============    ============    ============    ============

Per common share:
   Loss per common and common equivalent
      share                                       $      (0.56)   $      (0.37)   $      (0.72)   $      (1.87)
                                                  ============    ============    ============    ============

   Average common and common equivalent
      shares outstanding                             9,539,000       9,539,000       9,539,000       9,539,000
                                                  ============    ============    ============    ============



         - See accompanying notes to consolidated financial statements -

                             WRT Energy Corporation
                (A Debtor-In-Possession As Of February 14, 1996)
                      Consolidated Statement Of Cash Flows
                                   (Unaudited)

                                                                            Six Months Ended June 30,
                                                                          -----------------------------
                                                                              1997            1996
                                                                          ------------    ------------
Cash flow from operating activities:
    Net loss                                                              $ (5,407,000)   $(16,457,000)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
        Depreciation, depletion, and amortization                            3,124,000       4,257,000
        Provision for doubtful accounts and notes receivable                    71,000       4,278,000
        Amortization of debt issuance costs                                     83,000         454,000
        Write-off of debt issuance costs and Senior Notes discount                --         5,492,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                     (287,000)     (1,876,000)
      Prepaid expenses and other                                              (237,000)       (847,000)
      Accounts payable and accrued liabilities                               3,450,000     (20,607,000)
      Pre-petition liabilities subject to compromise                          (267,000)     24,476,000
      Pre-petition liabilities not subject to compromise                        (1,000)      1,505,000
      Minimum production guarantee obligation                                     --         2,778,000
                                                                          ------------    ------------
        Net cash provided by operating activities                              529,000       3,453,000

Cash flow from investing activities:
    Additions to cash held in escrow                                           (20,000)       (103,000)
    Additions to property and equipment                                     (2,561,000)     (2,354,000)
                                                                          ------------    ------------
        Net cash used in investing activities                               (2,581,000)     (2,457,000)
Cash flow from financing activities:
    Principal payments on borrowings                                           (16,000)       (257,000)
                                                                          ------------    ------------
        Net cash (used in) provided by financing activities                    (16,000)       (257,000)
    Net increase (decrease) in cash and cash equivalents                    (2,068,000)        739,000
    Cash and cash equivalents - beginning of year                            5,679,000       1,608,000

                                                                          ------------    ------------
    Cash and cash equivalents - end of year                               $  3,611,000    $  2,347,000
                                                                          ============    ============

Supplemental Disclosures Of Cash Flow Information
    Interest paid                                                         $     28,000    $     18,000
    Income taxes paid                                                             --              --
Supplemental Information Of Non cash Investing And Financing Activities
    Undeclared dividends on preferred stock                                 (1,423,000)     (1,423,000)




         - See accompanying notes to consolidated financial statements -

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)




(1)  DESCRIPTION OF BUSINESS

     On February 14, 1996 ("Petition Date"), WRT Energy Corporation, a Texas corporation and the predecessor of the Company ("Debtor") filed a petition with the Bankruptcy Court for the Western District of Louisiana ("Bankruptcy Court") for protection under Chapter 11 of the Federal Bankruptcy Code. Such case is referred to herein as the "Reorganization Case". Upon filing of the voluntary petition for relief, the Debtor, as debtor-in-possession, was authorized to operate its business for the benefit of claim holders and interest holders, and continued to do so, without objection or request for appointment of a trustee. All debts of the Debtor as of the Petition Date were stayed by the bankruptcy petition and were subject to compromise pursuant to such proceedings. The Debtor operated its business and managed its assets in the ordinary course as debtor-in-possession, and obtained court approval for transactions outside the ordinary course of business. Based on these actions, all liabilities of Debtor outstanding at February 14, 1996 were reclassified to estimated pre-petition liabilities.

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

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)




     The consolidated financial statements include the accounts of WRT and its wholly owned subsidiary, WRT Technologies, Inc. Until December 31, 1996, WRT owned 100% of the stock of two subsidiaries, Tesla Resources, Inc. ("Tesla") and Southern Petroleum, Inc. ("Southern Petroleum"). On that date, both Tesla and Southern Petroleum were merged into WRT with WRT emerging as the sole surviving corporation. In November 1996, WRT formed a wholly owned subsidiary, WRT Technologies, Inc., which was established to own and operate WRT's proprietary, radioactive, cased-hole logging technology. As of June 30, 1997, WRT Technologies, Inc. held only immaterial assets and had no operating activities. As part of the Reorganization Plan, WRT Technologies, Inc. was dissolved with the assets contributed to New WRT. See Note 2 for a description of the Reorganization Plan. All significant intercompany transactions have been eliminated.

     The accompanying consolidated financial statements and notes thereto have been prepared pursuant tot he rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and note thereto should be read in conjunction with the consolidated financial statements and notes included in WRT's 1996 annual report on Form 10-K.

     In the opinion of WRT's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of WRT and its subsidiaries as of June 30, 1997, and the results of their operations, and their cash flows for the six month period ended June 30, 1997 and 1996.

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

(2)  CHAPTER 11 BANKRUPTCY FILING

     On February 14, 1996 ("Petition Date"), WRT Energy Corporation, a Texas corporation and the predecessor of the Company ("Debtor"), filed a petition with the Bankruptcy Court for the Western District of Louisiana ("Bankruptcy Court") for protection under Chapter 11 of the Federal Bankruptcy Code. Such case is referred to herein as the "Reorganization Case". Upon filing of the voluntary petition for relief, Debtor, as debtor-in-possession, was authorized to operate its business for the benefit of claim holders and interest holders, and continued to do so, without objection or request for appointment of a trustee. All debts of the Debtor as of the Petition Date were stayed by the bankruptcy petition and were subject to compromise pursuant to such proceedings. The Debtor operated its business and managed its assets in the ordinary course as debtor-in-possession, and was required to obtain court approval for transactions outside the ordinary course of business. Based on these actions, all liabilities of Debtor outstanding at February 14, 1996 were reclassified to estimated pre-petition liabilities.

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

     By order dated May 2, 1997, the Bankruptcy Court approved WRT's and DLBW's Joint Plan of Reorganization (the "Plan"). The Plan involved (i) the issuance to WRT's unsecured creditors, on account of their allowed claims, an aggregate of 10 million shares of New WRT Common Stock, (ii) the issuance to WRT's unsecured creditors, on account of their allowed claims, of the right to purchase an additional three million eight hundred thousand shares (3,800,000) of New WRT Common Stock at a purchase price of $3.50 per share ("Rights Offering"), (iii) the issuance to DLBW and affiliates of the number of shares of New WRT Common Stock obtained by dividing DLBW's Allowed Secured Claim ("Secured Claim") amount by a purchase price of $3.50 per share, (iv) the purchase by DLBW of all shares of New WRT Common Stock not otherwise purchased pursuant to the Rights Offering, (v) the transfer by DLB of the WCBB Assets to the Company along with the associated P&A trust fund and associated funding obligation in exchange for five million shares (5,000,000) of New WRT Common Stock, and (vi) the funding by WRT of $3,000,000 to an entity (the "Litigation Entity")controlled by an independent party for the benefit of most of the Company existing unsecured creditors. WRT transferred to the Litigation Entity any and all causes of action, claims, rights of actions, suits or proceedings which have been or could be asserted by WRT except for (a) the action to recover unpaid production proceeds payable to WRT by Tri-Deck Oil & Gas Company and (b) the foreclosure action to recover title to certain assets. Pursuant to the Plan, New WRT owns a 12% economic interest in the Litigation Entity and the remainder of the economic interests in the Litigation Entity were allocated to unsecured creditors based on their ownership percentage of the thirteen million eight hundred thousand (13,800,000) shares distributed and issued as described in (i) and (ii) above. The Plan became effective on July 11, 1997 (the "Effective Date").

     Upon the July 11, 1997 Effective Date of the Plan, New WRT became the owner of one hundred percent (100%) of the working interest in the shallow reservoirs above the Rob "C" marker located at approximately 10,500 feet, contract area at WCBB. The proceeds from the Rights Offering were utilized

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)



to provide the cash necessary to satisfy Administrative and Priority Claims ("APC"), fund the Litigation Entity with $3,000,000 and provide New WRT with working capital. New WRT will continue to conduct business and own and operate its oil and gas properties. The Litigation Entity will pursue Causes of Action ("Causes of Action") assigned to it under the Plan.

     The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As described above, the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The consolidated financial statements do not include any adjustments relating to recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the ultimate resolution of the Plan of Reorganization. On the Effective Date of the Plan, the Company utilized fresh-start reporting in accordance with the requirements of Statement of Position number 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The application of SOP 90-7 will result in the creation of a new reporting entity having no retained earnings or accumulated deficit.

     An unaudited pro forma condensed balance sheet reflecting the anticipated fresh start reporting had the Plan become effective on June 30, 1997 follows:

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)



                                                                        WRT
                                                         Historical  Reorganization
                        ASSETS                              WRT        Adjustments        Pro Forma
                                                         ----------  ---------------      ---------
Current assets:
     Cash and cash equivalents                            $   3,611    $   1,598           $   5,209
     Accounts receivable                                      3,881         --                 3,881
     Prepaid expenses and other                                 870         --                   870
                                                          ---------    ---------           ---------
        Total current assets                                  8,362        1,598               9,960
                                                          ---------    ---------           ---------
Property and equipment, at cost
     Oil and natural gas properties
        subject to amortization                              80,087       (4,971)             75,116

     Oil and natural gas properties
        not subject to amortization                            --          5,000               5,000
     Other property and equipment                             5,300       (2,362)              2,938
        Accumulated depreciation,
            depletion and amortization                      (29,051)      29,051                --
                                                          ---------    ---------           ---------
                                                             56,336       26,718              83,054
                                                          ---------    ---------           ---------
Other assets                                                  1,135          (97)              1,038

                                                          ---------    ---------           ---------
            Total assets                                  $  65,833    $  28,219           $  94,052
                                                          =========    =========           =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable, accrued expenses, and other        $   8,978    $  (1,213)          $   7,765
     Pre-petition liabilities not subject to compromise      16,734      (16,734)               --
     Pre-petition liabilities subject to compromise         136,079     (136,079)               --
                                                          ---------    ---------           ---------
        Total current liabilities                           161,791     (154,026)              7,765
                                                          ---------    ---------           ---------

Long-term debt                                                 --         15,000              15,000
Deferred income taxes                                          --           --                  --
Minority interest                                              --           --                  --

Shareholders' equity:
     Preferred stock                                         27,677      (27,677)               --
     Common stock                                                95          126                 221
     Additional paid-in capital                              39,571       31,495              71,066
     Retained earnings (deficit)                           (162,969)     162,969                --
     Treasury stock                                            (332)         332                --
                                                          ---------    ---------           ---------
        Total shareholders' equity                          (95,958)     167,245              71,287
                                                          ---------    ---------           ---------

            Total liabilities and shareholders' equity    $  65,833    $  28,219           $  94,052
                                                          =========    =========           =========

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


(3)  SENIOR NOTE OFFERING AND CREDIT FACILITY


     In December 1994, the Company entered into a $40,000,000 credit facility (the "'Credit Facility") with International Nederlanden (U. S.) Capital Corporation ("INCC") that was secured by substantially all of the Company's assets. The Company borrowed $15,000,000 thereunder to purchase the Initial LLOG Property ("LLOG"). In March 1995, $12,000,000 of the outstanding borrowings under the Credit Facility was repaid from the proceeds of the Offering. During 1995, the Company borrowed an additional $12,000,000 under the Credit Facility, bringing the outstanding borrowings to $15,000,000 the maximum amount of borrowings available under the Credit Facility. On December 31, 1995, the Credit Facility converted to a term loan whereby quarterly principal payments of one-sixteenth of the outstanding indebtedness became due and payable.

     In February 1995, the Company offered 100,000 Units consisting of $100,000,000 aggregate principal amount of 13 7/8% Senior Notes Due 2002 (the "Senior Notes") and warrants to purchase an aggregate of 800,000 shares of the Company's Common Stock (the "Offering"). The net proceeds from the Offering were used to acquire the second group of oil and gas properties owned by LLOG (the "Remaining LLOG Group"), to repay both the $75,000,000 and substantially all borrowings under the Credit Facility (defined herein), to acquire an additional working interest in the West Cote Blanche Bay Field and for general corporate purposes.

     At June 30, 1997 and December 31, 1996, the Company was in default under certain financial covenants of the Credit Facility. In addition, due to the bankruptcy filing, the Company was in default under the Indenture ("Indenture") pursuant to which the Senior Notes were issued. Accordingly, all such debt has been classified as current in the Company's June 30, 1997 and December 31, 1996 financial statements. While in bankruptcy, INCC and holders of the Senior Notes were stayed from enforcing certain remedies provided for in the Credit Facility and the Indenture, respectively. The Company did not make the March 1, 1996 or subsequent interest payments on the Senior Notes and pursuant to an order of the Bankruptcy Court did not make the scheduled interest payment of $381,000 to INCC on February 28, 1996 or any other subsequent interest payments. On the Effective Date, the Company entered into a new loan agreement with ING (U.S.) Capital Corporation (successor to INCC) ("ING"), the terms of which required the payoff of the $15,000,000 in principal and interest outstanding on the old credit agreement with proceeds of the new loan. Also pursuant to the Plan, the Senior Notes were cancelled.

(4)  LOSS PER SHARE

     Loss per share computations are calculated on the weighted average of common shares and common share equivalents. Common stock options and warrants are considered to be common share equivalents and are used to calculate loss per common and common equivalent share except when they are anti-dilutive. Loss per common and common equivalent share for the three and six months ended June 30, 1997 and 1996 do not reflect the exercise of the options and warrants or conversion of the preferred stock as the effect is anti-dilutive. On the Effective Date, the Company entered into a new loan agreement with ING (U.S.) Capital Corporation (successor to INCC)("ING"), the terms of which required the payoff of the $15,000,000 in principal and interest outstanding on the old credit agreement with proceeds of the new loan. Also pursuant to the Plan, the Senior Notes were cancelled.

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


(5)  REORGANIZATION COSTS

     During the three and six months ended June 30, 1997, the Company incurred $2,701,000 and $3,727,000, respectively, in reorganization costs, primarily consisting of professional fees. The three months ended June 30, 1996 primarily consisted of legal and professional fees, while the six months ended June 30, 1996 also included the write off of $3.8 million of previously capitalized debt issuance costs.


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

     In March 1995 the Company contributed the K. G. Wilbert No. 1 well, located in Iberville Parish, Louisiana, the Atkinson No. 2 well, located in Hayes Field in Jefferson Davis Parish, Louisiana, and State Lease 8396 #1 and #2 wells, located in South Atchafalaya Bay Field in St. Mary Parish, Louisiana, to the joint venture and received $867,850 as compensation for the recompletion and field services rendered. The cash received was a recovery of costs incurred, and no field service revenues were recognized.

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

     The Company has provided Tricore with a limited production guarantee based on the minimum production schedule attached to the Joint Venture Agreement. The minimum production schedule assumes that Tricore's cumulative share of the future gross production from jointly-owned properties will average 4,250 Mcf per day during the period between October 1, 1996 and September 30, 1997, 2,350 Mcf per day during the period October 1, 1997 and September 30, 1998, and 699 Mcf per day during the period October 1, 1998 and September 30, 1999. The minimum production also assumes that all future gas production allocated to Tricore will be sold at a price of $1.50 per Mcf. As long as either the actual volume of natural gas delivered or the gross revenue allocated to Tricore exceeds the cumulative values

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


reflected in the minimum production schedule, the Company will have no current liability to Tricore under the production guarantee. Pursuant to the Joint Venture Agreement if the production during any annual period, commencing October 1 through September 30, is less than the minimum production levels required by the Joint Venture Agreement, the Company is required to eliminate the annual production deficit by delivering sufficient quantities of gas from other properties in twelve equal monthly installments, commencing the following December 1, or by the issuance to the venture of registered debt or equity securities which have a fair market value equal to the required payment. As collateral for the Company's obligations under the production guarantee, Tricore holds a partial assignment of an interest in the West Cote Blanche Bay Field. This 4.68% working interest (3.72% net revenue interest ("NRI")) assignment was made subject to the terms and provisions of the Joint Venture Agreement. Upon satisfaction of the production guarantee, Tricore is required to execute and deliver a release of the partial assignment.

     As a result of significant production declines from jointly owned properties, notably the Exxon Fee #23 well, production did not exceed the minimum required under the guarantee for the period commencing October 1, 1995 to September 30, 1996. In addition, due to the substantial reserve losses incurred during 1996 and 1995, the estimated future gross revenues from the joint venture wells are not adequate over the remaining term of the guarantee. As a result, the Company recorded in 1996 and 1995, minimum production guarantee charges of $5,555,000 and $3,591,000, respectively. The $9,146,000 liability recognized at June 30, 1997 represents the Company's estimated ultimate obligation to the joint venture, including the disallowance of certain tax credits as discussed below, net of estimated production volumes and gross revenues accruing to the joint venture based upon the Company's year-end estimates of proved oil and gas reserves which are zero.

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

(7)  CONTINGENCIES

     On December 10, 1992, the Company, one of its executives, a former executive and others instituted a lawsuit against Bear, Stearns & Co. Inc. ("Bear Stearns"), Drake Capital Securities, Inc. ("Drake"), Steven Antebi ("Antebi") and Jerry Friedman ("Friedman") in the District Court of Harris County, Texas 133rd Judicial District. After settling with Drake and Friedman, the plaintiffs commenced trial on February 28, 1995. On March 21, 1995, the jury returned a verdict in favor of the Company and five of the Company's shareholders against Antebi for approximately $1,100,000. Pursuant to the jury verdict, advice of outside counsel and management's belief that recovery of its legal fees was probable, the Company recorded as a receivable approximately $1,100,000 of costs incurred in connection with the litigation. The Company, however, considered the jury verdict to be insufficient. Accordingly, the Company requested, and on August 4, 1995 was granted, a new trial. Absent the jury verdict from the original trial, and considering the uncertainty regarding the timing of possible recovery in a new trial, the Company and its outside counsel concluded that they could no longer consider the recovery of the receivable to be probable. Therefore, the Company wrote off this receivable in the third quarter of 1996. Prior to commencement of the new trial, the case went to mediation and was settled on February 16, 1996 for $600,000 plus court costs of approximately $69,000, subject to the approval of the Bankruptcy Court. Consequently on April 22, 1996, WRT filed a Motion for Authority to Compromise the Litigation, requesting that the settlement be approved and that the distribution of proceeds generated therefrom be authorized to the respective parties to the litigation pursuant to the Settlement Agreement reached. Due to objections raised as to the distribution of the Bear Stearns Litigation Proceeds, the Bankruptcy Court approved the Settlement Agreement but instructed that a subsequent motion be provided to resolve the issue of disposition of the litigation proceeds. As a result, on August 27, 1996, WRT filed a Motion for Authorization to finally settle distribution of the litigation proceeds. On September 10, 1996, the Bankruptcy Court approved such motion and the proceeds have since been distributed accordingly, including the distribution of approximately $145,000 to WRT, which was recorded as Other Income for the year ended December 31, 1996. Settlement funds of $154,000 attributable to one of the Company's former executives has been held in escrow, pending final resolution of claims of the WRT bankruptcy estates, if any, against the former executive.

     During 1996, WRT received notice from a third party claiming that WRT's title has failed as to approximately 43 acres in the Bayou Pigeon Field. Some or all of the acreage in dispute is considered to be productive in three separate production units. Assuming that WRT's title is flawed, WRT's working interest in three units would be reduced from 100% of each unit to approximately 7% (5% NRI), 75% (63% NRI), and 95% (72% NRI), respectively. The financial statements as of June 30, 1997 and for the year ended December 31, 1996 and for the six months ended June 30, 1997 and 1996, reflect operating results and proved reserves discounted for this possible title failure. As the title failure predates its ownership of the field, WRT is currently evaluating its recourse against the predecessors-in-title relative to this issue. The Company is currently negotiating a settlement with the Third Party pursuant to their claim.

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

     With respect to the adversary proceeding, WRT sought recovery from Tri-Deck and/or Perry Gas of all unpaid production proceeds payable to WRT under the marketing agreement and the issuance of a temporary restraining order and preliminary injunction against both parties to prevent further disposition of such proceeds pending the outcome of the proceedings. On May 31, 1996, the Bankruptcy Court entered a consensual temporary restraining order against both Tri-Deck and Perry Gas. On June 18, 1996, a preliminary injunction was entered by the Bankruptcy Court which required Perry Gas to segregate into a separate depository account the funds due for the purchase of WRT's April and May 1996 gas production from Tri-Deck. Subsequently, upon motion by WRT the Bankruptcy Court ordered such funds to be placed into the Bankruptcy Court's registry, as Perry Gas had made certain withdrawals from the separate depository account without authorization by the Bankruptcy Court. Currently, funds in the amount of approximately $1,700,000 remain in the registry of the Bankruptcy Court. Additionally, a dispute exists between WRT and Perry Gas as to additional funds owed by Perry Gas for the purchase of WRT's April and May 1996 gas production. As of October 1, 1997, the adversary proceeding remains pending as to the ultimate issue of ownership of proceeds. Tri-Deck has also filed an answer and counterclaim in which Tri-Deck is asserting, among other items, damages for tortuous interference of its contractual relationships with others. Recovery of the $1,700,000 receivable is dependent on the court rendering a favorable ruling on the issue. As of the date of the report, the court has not ruled on this issue. On April 1, 1997, WRT moved for partial summary judgement with respect to Perry Gas seeking release of the escrow funds, as well as additional funds from Parry Gas attributable to previous miscalculations of the amounts owed by Perry Gas. At a hearing held on May 27, 1997, the Bankruptcy Court denied
WRT's motion to the extent that it sought additional payments by Perry Gas to WRT and reserved decision with respect to the disbursement to WRT of the funds currently in the Court's registry. On July 9, 1997, Perry Gas filed its own summary judgement motion with respect to its assertion that it is entitled to certain adjustments for prior overpayments in the amount of approximately $120,000. At oral argument on August 26, 1997, Perry requested permission to amend its motion and subsequently filed an amended affidavit reducing the amount claimed to approximately $51,000.

     Other unasserted claims against the Company may be alleged as a result of the Plan. Management cannot estimate the impact of such unasserted claims on the consolidated financial statements at June 30, 1997.

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

     Pursuant to the Plan, all of the Company's possible causes of action against third parties (with the exception of certain litigation related to recovery of marine and rig equipment assets and Tri-Deck), existing as of the Effective Date of the Plan, transferred into a "Litigation Trust" controlled by an independent party for the benefit of most of the Company's existing unsecured creditors. The Company retains a 12% interest in the trust, net of Trustee fees and expenses. Currently, management is aggressively pursuing those claims and causes of action against Tri-Deck and Perry Gas relating to the recovery of revenues for the sale of oil and gas production. See Note 7 above for additional information concerning these claims. In addition, the Company has instituted legal action to recover the aforementioned marine and rig equipment assets. The Company has not recognized the potential value of recoveries which may ultimately be obtained, if any, as a result of such causes of action, or possible future actions, in the accompanying consolidated financial statements.

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


     The following discussion is intended to assist in an understanding of the Company's financial position as June 30, 1997 and December 31, 1996, and its results of operations for the three months and the six month periods ended June 30, 1997 and 1996. The Consolidated Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to WRT's 1996 annual report on Form 10-K.

    FINANCIAL DATA (in thousands)                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                      JUNE  30,               JUNE 30,
                                                                 --------------------    --------------------
                                                                   1997        1996        1997        1996
                                                                 --------    --------    --------    --------
                                                                     (UNAUDITED)             (UNAUDITED)
Revenues
    Gas Sales                                                    $  1,987    $  2,731    $  4,495    $  5,699
    Oil and condensate sales                                        2,288       3,449       5,161       6,713
    Other                                                              70          43         120          54
                                                                 --------    --------    --------    --------
                                                                    4,345       6,223       9,776      12,466
                                                                 --------    --------    --------    --------
Expenses
    Production costs                                                3,095         638       5,239       6,839
    General & administrative                                        1,071         588       1,990       1,576
    Minimum production guarantee obligations                         --          --          --         2,778
    Provision for doubtful  accounts                                  (20)      4,278          71       4,278
                                                                 --------    --------    --------    --------
                                                                    4,146       5,504       7,300      15,471
EBITDA                                                                199         719       2,476      (3,005)
Depreciation, depletion & amortization                              1,673       2,096       3,124       4,257
Loss before interest and taxes                                     (1,474)     (1,377)       (648)     (7,262)
Interest expense                                                      417         591       1,032       4,337
Non-recurring interest expense                                       --          --          --          --
Reorganization costs                                                2,701         810       3,727       4,858
                                                                 --------    --------    --------    --------
Loss before income taxes                                            4,592      (2,778)     (5,407)    (16,457)
Income taxes - deferred                                              --          --          --          --
                                                                 --------    --------    --------    --------
Net loss                                                            4,592      (2,778)     (5,407)    (16,457)
Dividends on preferred stock                                          712         712       1,423       1,423
                                                                 --------    --------    --------    --------
Net loss available to common shareholders                        $ (5,304)   $ (3,490)   $ (6,830)   $(17,880)
                                                                 ========    ========    ========    ========

PER SHARE DATA
Net loss                                                         $  (0.56)   $  (0.37)   $  (0.72)   $  (1.87)
                                                                 ========    ========    ========    ========
Weighted average common and
    common equivalent shares (000's)                                9,539       9,539       9,539       9,539
                                                                 ========    ========    ========    ========

-------------------

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     During the three months ended June 30, 1997, the Company reported a net loss before dividends on preferred stock of $4.6 million, a 65% increase from a net loss before dividends on preferred stock of $2.8 million for the corresponding period in 1996. After consideration of dividends on preferred stock, the Company reported a net loss available to common shareholders of $5.3 million for the three months ended June 30, 1997, compared to a loss of $3.5 million in 1996. The increase is due to the following factors:

     OIL AND GAS REVENUES. During the three months ended June 30, 1997, the Company reported oil and gas revenues of $4.3 million, a 30% decrease from $6.2 million for the comparable period in 1996. The decreased oil and gas sales revenue during 1997 is attributable primarily to a combination of ordinary production declines, unexpected losses of production from several key wells, delays in expanding the Company's field infrastructure to support its increased level of operations, mechanical difficulties in the Lac Blanc Field and significant production declines in the West Cote Blanche Bay Field, which was not operated by the Company during either period. The following table summarizes the Company's oil and gas production and related pricing for the three months ended June 30, 1997 and 1996:

                                               Three months ended June 30,
                                                 1997                 1996
                                                -------             -------
         Oil production volumes (Mbbls)             119                 177
         Gas production volumes (Mmcf)              879               1,101
         Average oil price (per Bbl)             $19.23              $19.41
         Average gas price (per Mcf)              $2.26               $2.48


     PRODUCTION COSTS. Production costs increased $2.5 million, or 385%, from $0.6 million for the three months ended June 30, 1996 to $3.1 million for the three months ended June 30, 1997, due to production and workover costs attributable to the Company's ongoing field development program as compared to the comparable period in 1996 when the Company's focus was on cash conservation.

     DEPRECIATION, DEPLETION AND AMORTIZATION. The $0.4 million, or 20% decrease in depreciation, depletion and amortization for the three months ended June 30, 1997 as compared to the prior period was due primarily to a 0.6 Bcfe, or 26%, decrease in oil and gas production.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 82% from $0.6 million for the three months ended June 30, 1996 to $1.1 million for the comparable period in 1997, primarily as a result of an increase in contract labor, accounting and auditing fees legal expenses and expenses incurred in connection with the Plan.

     REORGANIZATION COSTS. Reorganization costs increased 233% from $0.8 million for the three months ended June 30, 1996 to $2.7 million for the comparable period in 1997, as a result of increased legal and professional fees associated with the completion of the Reorganization Case.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     During the six months ended June 30, 1997, the Company reported a net loss before dividends on preferred stock of $5.4 million, a 67% decrease from a net loss before dividends on preferred stock of $16.5 million for the corresponding period in 1996. After consideration of dividends on preferred stock, the Company reported a net loss of $6.8 million for the six months ended June 30, 1997, as compared to a net loss available to common shareholders of $17.9 million in 1996. The decrease is due to the following factors:

     OIL AND GAS REVENUES. During the first six months of 1997, the Company reported oil and gas revenues of $9.7 million, a 22% decrease from $12.4 million for the comparable period in 1996. The decreased oil and gas sales revenue during 1997 is attributable to a combination of ordinary production declines, unexpected losses of production from several key wells, delays in expanding the Company's field infrastructure to support its increased level of operations, mechanical difficulties in the Lac Blanc Field and significant production declines in the West Cote Blanche Bay Field, which was not operated by the Company during either period. The following table summarizes the Company's oil and gas production and related pricing for the six months ended June 30, 1997 and 1996.

                                                   Six months ended June 30,
                                                    1997               1996
                                                   ------             -------
         Oil production volumes (Mbbls)               246                 352
         Gas production volumes (Mmcf)              1,712               2,182
         Average oil price (per Bbl)               $20.98              $19.07
         Average gas price (per Mcf)                $2.63               $2.61

     PRODUCTION COSTS. Production costs decreased $1.6 million, or 23%, from $6.8 million for the six month period ended June 30, 1996 to $5.2 million for the six months ended June 30, 1997, due to decreases in production.

     DEPRECIATION, DEPLETION AND AMORTIZATION. The $1.1 million, or 27%, decrease in depreciation, depletion and amortization for the six months ended June 30, 1997 as compared to the same period in 1996 was due primarily to a
1.1 Bcfe, or 26%, decrease in oil and gas production.


     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 26% from $1.6 million for the six months ended June 30, 1996 to $2.0 million for the comparable period in 1997, primarily as a result of an increase in contract labor costs, accounting and auditing fees and legal expenses.

     INTEREST EXPENSE. The decrease in interest expense of $3.3 million, from $4.3 million for the six months ended June 30, 1996 to $1.0 million for the comparable period in 1997, is due to the Company discontinuing to expense interest on the Senior Notes and Credit Facility effective with the February 14, 1996 filing of the Reorganization Case.

     REORGANIZATION COSTS. Reorganization costs decreased 23% from $4.9 million for the six months ended June 30, 1996 to $3.7 million for the comparable period of 1997 primarily as the result of the write-off of $3.8 million of capitalized debt issuance costs during the first quarter of 1996. This write-off is partially offset by an increase in legal and professional fees expensed during the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow provided by operating activities for the six months ended June 30, 1997 was $0.5 million as compared to net cash flow provided by operating activities of $3.5 million for the comparable period in 1996. This decrease is primarily due to a $2.8 million decrease in oil and gas revenues during the six months ended June 30, 1997 as compared to the same period in 1996.

     During the first six months of 1997, the Company invested $2.6 million in property acquisition and development, as compared to $2.4 million during the comparable period in 1996.

     Net cash used in financing activities was $0.02 million for the six months ended June 30, 1997 as compared to net cash provided of $0.3 million during the same period in 1996. This decrease is a direct result of the Company's Chapter 11 Bankruptcy filing in February 1996 and a resulting lack of financing activity during 1997.

CAPITAL REQUIREMENTS AND RESOURCES

     The Company continued the suspension of its property acquisition, development and workover activities while remaining a debtor in possession, performing only those workovers approved under court supervision. Commencing with the Effective Date of the Plan, the Company commenced its program to increase production rates, lengthen the productive life of wells and increase total proved reserves primarily through sidetracks out of and recompletions of shut-in wells and installation of hydrocyclones on gas wells producing large volumes of formation water. In addition, certain sidetrack and development drilling locations have been identified as improving reservoir drainage and increasing the ultimate recovery of reserves. Pursuant to this strategy, the Company will be required to make substantial capital expenditures to fully develop its oil and gas reserves. The Company's capital budget for 1997 is approximately $9,132,000. Funding for this capital budget is anticipated to come primarily from cash flows form operations, including 50% interest in the West Cote Blanche Bay properties acquired as part of the Reorganization Plan, along with available net proceeds from the stock rights offering of approximately $1,597,000.

     On the Effective Date, the Company received gross proceeds from a stock rights offering of $13,300,000. Proceeds of this offering were used to pay the interest and loan fees in connection with the INCC loan of $3,248,000, fund the litigation trust called for in the Plan of $3,000,000, pay pre-petition claims of $2,963,000 and pay administrative claims of $2,492,000 leaving $1,597,000 which provided additional working capital for the Company.

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

     On December 18 and 19, 1995, two class-action shareholders' suits were filed in the United States District Court for the Southern District of California, seeking damages on behalf of a purported class of persons who purchased the publicly-traded securities of the Company between October 20, 1993 and October 27, 1995. In these complaints, the plaintiffs have sued the Company, certain members of its Board of Directors, and others alleging joint and several liability for violations of Section 12(2) and Section 15 of the Securities Act of 1933. The plaintiffs also complain that all defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities Exchange Commission. The individual defendants are alleged to be liable under Section 20(a) of the Securities Exchange Act of

1934. On February 23, 1996, a Notice of Stay by reason of the Company's bankruptcy was filed in both actions. On March 21, 1996, all parties entered into a Stipulation whereby plaintiffs agreed to consolidate the two actions under an amended and consolidated complaint. On June 1, 1996, by agreement of all parties, the case was transferred to the Southern District of New York. By order dated May 2, 1997, the Bankruptcy Court disallowed this lawsuit in full as it relates to the Company. As a result of the Bankruptcy Court's disallowance of this lawsuit, the litigation will not have an effect on the Company's financial condition or results of operations.

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

     During 1996, WRT received notice from a third party claiming that WRT's title has failed as to approximately 43 acres in the Bayou Pigeon Field. Some or all of the acreage in the dispute is considered to be productive in three separate production units. Assuming that WRT's title is flawed, WRT's working interest in three units may be reduced from 100% of each unit to approximately 7% (5% NRI), 75% (63% NRI), and 95% (72% NRI), respectively. The financial statements as of June 30, 1997 and December 31, 1996 and for the three month periods ended June 30, 1997 and 1996, reflect operating results and proved reserves discounted for this possible title failure. As the title failure predates its ownership of the field, WRT is currently evaluating its recourse against the predecessors-in-title relative to this issue.

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

     Ultimate resolution of the WRT - Tri-Deck - Perry Gas dispute, and thus recovery by WRT of all amounts owed by Tri-Deck or Perry Gas, will also entail Bankruptcy Court disposition of a counterclaim by Tri-Deck seeking, among other things, damages for alleged tortious interference by WRT with Tri-Decks' contractual relations with other Tri-Deck customers. Although management believes that Tri-Deck's claim to the funds in the registry of the Bankruptcy Court is invalid, and the aforementioned counterclaim is without merit, for financial reporting purposes the receivable from Tri-Deck was fully reserved for as of June 30, 1997.

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

     Other unasserted claims against the Company may be alleged as a result of the Plan of Reorganization. Management cannot estimate the impact of such unasserted claims on the consolidated financial statements at June 30, 1997.

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




                                          WRT ENERGY CORPORATION


Date:  December 1, 1997
                                          /s/ Gary C. Hanna
                                          ----------------------------------
                                          Gary C. Hanna
                                          President


                                          /s/ Ronald D. Youtsey
                                          ----------------------------------
                                          Ronald D. Youtsey
                                          Secretary and Treasurer

                             INDEX TO EXHIBITS


Exhibit
Number                   Description
------                   -----------
  27                     Financial Data Schedule