Form 10-Q
period 1997-09-30
WRT ENERGY CORP
filed 1997-12-01
CIK 874499

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

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

                             WRT ENERGY CORPORATION

                                TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT

PART I.  FINANCIAL INFORMATION

   Item 1.        Financial Statements:

                      Consolidated Balance Sheet
                      September 30, 1997 (Unaudited) and December 31, 1996      5

                      Consolidated Statements of Operations (Unaudited)
                      For the Three and Nine Months Ended
                      September 30, 1997 and 1996                               6

                      Consolidated Statements of Cash Flows (Unaudited)
                      For the Nine Months Ended September 30, 1997 and 1996     8

                      Notes to Consolidated Financial Statements                9

   Item 2.        Management's Discussion and Analysis of
                  Results of Operations and Financial Condition                21

                  Disclosure Regarding Forward-Looking Statements              21


PART II.  OTHER INFORMATION

   Item 1.        Legal Proceedings                                            21

   Item 6.        Exhibits and Reports on Form 8-K                             30

                  Signatures                                                   32

                             WRT ENERGY CORPORATION








                          PART I. Financial Information
                    Item 1. Consolidated Financial Statements
                           September 30, 1997 and 1996










               Forming a part of Form 10-Q Quarterly Report to the
                       Securities and Exchange Commission

              This quarterly report on Form 10-Q should be read in
             conjunction with WRT Energy Corporation's Annual Report
                on Form 10-K for the year ended December 31, 1996

                             WRT ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                                                     (Reorganized        (Predecessor
                                                                                        Company)            Company)
ASSETS                                                                           September 30, 1997    December 31, 1996
------------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                                         $   6,730,000       $   5,679,000
  Accounts receivable, net of allowance for doubtful accounts of
     $4,696,000 for September 30, 1997 and $4,716,000 for December 31, 1996             3,611,000           3,667,000
  Prepaid expenses and other                                                              514,000             633,000
                                                                                    -------------       -------------
                                                                                       10,855,000           9,979,000

Cash held in escrow                                                                       861,000             831,000
Property and equipment:
  Properties subject to depletion                                                      77,793,000          77,541,000
  Properties not subject to depletion                                                   5,014,000                --
  Other property, plant and equipment                                                   3,062,000           5,118,000
                                                                                    -------------       -------------
                                                                                       85,869,000          82,659,000
  Accumulated depreciation, depletion and amortization                                 (2,530,000)        (25,760,000)
                                                                                    -------------       -------------
                                                                                       83,339,000          56,899,000
Other assets                                                                              286,000             367,000

                                                                                    -------------       -------------
                                                                                    $  95,341,000       $  68,076,000
                                                                                    =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                                          $   6,852,000       $   5,529,000
  Due to affiliate                                                                      2,191,000                --
  Pre-petition liabilities not subject to compromise                                         --            16,752,000
  Pre-petition liabilities subject to compromise                                             --           136,346,000
                                                                                    -------------       -------------
                                                                                        9,043,000         158,627,000
Long term liabilities:
  Other non-current liabilities                                                           351,000                --
  Notes payable                                                                        15,209,000                --
                                                                                    -------------       -------------
                                                                                       15,560,000                --
Shareholders' equity (deficit):
  Preferred stock - $.01 par value, 1,000,000 authorized, none issued and outstanding at September 30, 1997; 2,000,000 authorized,
     1,265,000 issued and outstanding at  December 31, 1996                                  --            27,677,000
  Common stock - $.01 par value, 50,000,000 authorized,
     22,076,315 issued and outstanding at September 30, 1997;                             221,000              95,000
     50,000,000 authorized, 9,539,207 issued and outstanding at
     December 31, 1996
  Paid-in capital                                                                      71,772,000          39,571,000
  Accumulated deficit                                                                  (1,255,000)       (157,562,000)
  Treasury stock (35,100 shares at December 31, 1996;
     none at September 30, 1997)                                                             --              (332,000)

                                                                                    -------------       -------------
       Total shareholders' equity (deficit)                                            70,738,000         (90,551,000)
                                                                                    -------------       -------------
Commitments and contingencies                                                       $  95,341,000       $  68,076,000
                                                                                    =============       =============


         - See accompanying notes to consolidated financial statements -
--------------------------------------------------------------------------------

                             WRT ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                 (Reorganized Company)          (Predecessor Company)
                                                                    Eighty-two Days       Eleven Days     Three Months Ended
                                                                  Ended September 30,    Ended July 11,     September 30,
                                                                         1997                  1997             1996
----------------------------------------------------------------------------------------------------------------------------
Revenues:
   Gas sales                                                          $  1,399,000       $    211,000       $ 1,966,000
   Oil and condensate sales                                              2,931,000            271,000         3,858,000
   Other income                                                             75,000              6,000           208,000
                                                                      ------------       ------------       -----------
      Total revenues                                                     4,405,000            488,000         6,032,000


Expenses:
   Lease operating                                                       1,762,000            232,000         1,529,000
   Gross production taxes                                                  400,000             43,000           488,000
   Depreciation, depletion and amortization                              2,530,000            190,000         2,014,000
   General and administrative expenses                                     642,000            113,000           990,000
   Provision for doubtful accounts                                            --                 --                --
   Minimum production guarantee obligation                                    --                 --                --
                                                                      ------------       ------------       -----------
                                                                         5,334,000            578,000         5,021,000
                                                                      ------------       ------------       -----------
      Income (loss) from operations                                       (929,000)           (90,000)        1,011,000
                                                                      ------------       ------------       -----------
Interest expense                                                           326,000             74,000           593,000
                                                                      ------------       ------------       -----------
      Income (loss) before reorganization costs,
          income taxes and extraordinary item                           (1,255,000)          (164,000)          418,000
Reorganization costs                                                          --            1,044,000         1,182,000
                                                                      ------------       ------------       -----------
      Loss before income taxes and extraordinary item                   (1,255,000)        (1,208,000)         (764,000)
Income tax expense                                                            --                 --                --
                                                                      ------------       ------------       -----------
      Loss before extraordinary item                                    (1,255,000)        (1,208,000)         (764,000)
Extraordinary item - gain on debt discharge                                   --          (88,723,000)             --
                                                                      ------------       ------------       -----------
      Net income (loss)                                                 (1,255,000)        87,515,000          (764,000)
Dividends on preferred stock (undeclared on Predecessor Company)              --              (87,000)         (712,000)
                                                                      ------------       ------------       -----------
      Net income  (loss) available to common shareholders             $ (1,255,000)      $ 87,428,000       $(1,476,000)
                                                                      ============       ============       ===========
Per common share:
 Income (loss) per common and common equivalent share                 $      (0.06)                 *                 *
                                                                      ============       ============       ===========
   Average common and common equivalent
      shares outstanding                                                22,076,000                  *                 *
                                                                      ============       ============       ===========


* Amounts not meaningful as a result of the reorganization


         - See accompanying notes to consolidated financial statements -
--------------------------------------------------------------------------------

                             WRT ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                   (Reorganized Company)             (Predecessor Company)
                                                                     Eighty-two Days        Six Months and 11    Nine Months Ended
                                                                     Ended September 30,   Days Ended July 11,      September 30,
                                                                          1997                  1997                   1996
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
   Gas sales                                                          $  1,399,000         $  4,706,000           $  7,665,000
   Oil and condensate sales                                              2,931,000            5,432,000             10,571,000
   Other income                                                             75,000              126,000                262,000
                                                                      ------------         ------------           ------------
     Total revenues                                                      4,405,000           10,264,000             18,498,000
Expenses:
   Lease operating                                                       1,762,000            4,466,000              6,862,000
   Gross production taxes                                                  400,000              677,000              1,403,000
   Depreciation, depletion and amortization                              2,530,000            3,314,000              6,271,000
   General and administrative expenses                                     642,000            2,474,000              3,157,000
   Provision for doubtful accounts                                            --                 71,000              4,278,000
   Minimum production guarantee obligation                                    --                   --                2,778,000
                                                                      ------------         ------------           ------------
                                                                         5,334,000           11,002,000             24,749,000
                                                                      ------------         ------------           ------------
     Income (loss) from operations                                        (929,000)            (738,000)            (6,251,000)
                                                                      ------------         ------------           ------------
Interest expense                                                           326,000            1,106,000              4,930,000
                                                                      ------------         ------------           ------------
     Income (loss) before reorganization costs,
         income taxes and extraordinary item                            (1,255,000)          (1,844,000)           (11,181,000)
Reorganization costs                                                          --              4,771,000              6,040,000
                                                                      ------------         ------------           ------------
     Loss before income taxes and extraordinary item                    (1,255,000)          (6,615,000)           (17,221,000)
Income tax expense                                                            --                   --                     --
                                                                      ------------         ------------           ------------
     Net loss before extraordinary item                                 (1,255,000)          (6,615,000)           (17,221,000)
Extraordinary item - gain on debt discharge                                   --            (88,723,000)                  --
                                                                      ------------         ------------           ------------
     Net income (loss)                                                  (1,255,000)          82,108,000            (17,221,000)
Dividends on preferred stock (undeclared on Predecessor Company)              --             (1,510,000)            (2,135,000)
                                                                      ------------         ------------           ------------
     Net income (loss) available to common shareholders               $ (1,255,000)        $ 80,598,000           $(19,356,000)
                                                                      ============         ============           ============
Per common share:
 Income (loss) per common and common equivalent share                 $      (0.06)                 *                      *
                                                                      ============         ============           ============
   Average common and common equivalent
     shares outstanding                                                 22,076,000                  *                      *
                                                                      ============         ============           ============


* Amounts not meaningful as a result of the reorganization



         - See accompanying notes to consolidated financial statements -

                             WRT ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                          (Reorganized Company)        (Predecessor Company)
                                                                             Eighty-two Days    Six Months and 11  Nine Months Ended
                                                                           Ended September 30,  Days Ended July 11,    September 30,
                                                                                     1997               1997               1996
Cash flow from operating activities:
   Net income (loss)                                                             $(1,255,000)      $ 82,108,000       $(17,221,000)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
               Extraordinary item - gain on debt discharge                              --          (88,723,000)              --
               Depreciation, depletion, and amortization                           2,530,000          3,314,000          6,271,000
               Provision for doubtful accounts and notes receivable                     --               71,000          4,278,000
               Amortization of debt issuance costs                                      --              (12,000)           681,000
               Write-off of debt issuance costs and Senior Notes discount               --                 --            5,605,000
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                     (324,000)           307,000         (3,676,000)
     (Increase) decrease in prepaid expenses and other                               244,000           (331,000)          (110,000)
     Increase (decrease) in accounts payable, distribution payables and
               accrued liabilities                                                 3,075,000            301,000        (17,392,000)
     Pre-petition liabilities subject to compromise                                     --             (268,000)        24,476,000
     Pre-petition liabilities not subject to compromise                                 --                 --            1,505,000
     Minimum production guarantee obligation                                            --                 --            2,778,000
     Discharge of pre-petition liabilities                                              --           (7,837,000)              --
                                                                                 -----------       ------------       ------------
               Net cash provided (used) by operating activities                    4,270,000        (11,070,000)         7,195,000

Cash flow from investing activities:
   (Additions to) distributions from cash held in escrow                               5,000            (22,000)          (112,000)
   Additions to property and equipment                                            (2,888,000)        (2,562,000)        (3,548,000)
   Proceeds from sale of oil and gas properties                                       35,000               --                 --
                                                                                 -----------       ------------       ------------
               Net cash used in investing activities                              (2,848,000)        (2,583,000)        (3,660,000)
Cash flow from financing activities:
 Proceeds from rights offering                                                          --           13,300,000               --
  Principal payments on borrowings                                                    (4,000)       (15,014,000)          (448,000)
 Proceeds on borrowings                                                                 --           15,000,000               --
                                                                                 -----------       ------------       ------------
               Net cash (used in) provided by financing activities                    (4,000)        13,286,000)          (448,000)
   Net increase (decrease) in cash and cash equivalents                            1,419,000           (367,000)         3,087,000
   Cash and cash equivalents - beginning of period                                 5,311,000          5,679,000          1,608,000
                                                                                 -----------       ------------       ------------
   Cash and cash equivalents - end of period                                     $ 6,730,000       $  5,311,000       $  4,695,000
                                                                                 ===========       ============       ============
Supplemental Disclosures Of Cash Flow Information
   Interest paid                                                                 $    66,000       $     28,000       $     28,000
   Income taxes paid                                                                    --                 --                 --
Supplemental Information Of Non-Cash Investing And Financing Activities
   Accrued dividends on preferred stock (Undeclared on Predecessor Company)             --           (1,510,000)        (2,135,000)



         - See accompanying notes to consolidated financial statements -
--------------------------------------------------------------------------------

                             WRT ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




(1)   DESCRIPTION OF BUSINESS

On February 14, 1996 ("Petition Date"), WRT Energy Corporation, a Texas corporation and the predecessor of the Company ("Debtor") filed a petition with the Bankruptcy Court for the Western District of Louisiana ("Bankruptcy Court") for protection under Chapter 11 of the Federal Bankruptcy Code. Such case is referred to herein as the "Reorganization Case". Upon filing of the voluntary petition for relief, the Debtor, as debtor-in-possession, was authorized to operate its business for the benefit of claim holders and interest holders, and continued to do so, without objection or request for appointment of a trustee. All debts of the Debtor as of the Petition Date were stayed by the bankruptcy petition and were subject to compromise pursuant to such proceedings. The Debtor operated its business and managed its assets in the ordinary course as debtor-in-possession, and obtained court approval for transactions outside the ordinary course of business. Based on these actions, all liabilities of the Debtor outstanding at February 14, 1996 were reclassified to estimated pre-petition liabilities.

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


         The consolidated financial statements include the accounts of WRT and its wholly owned subsidiary,

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)




WRT Technologies, Inc. Until December 31, 1995, WRT owned 100% of the stock of two subsidiaries, Tesla Resources, Inc. ("Tesla") and Southern Petroleum, Inc. ("Southern Petroleum"). On that date, both Tesla and Southern Petroleum were merged into WRT with WRT emerging as the sole surviving corporation. In November 1995, WRT formed a wholly owned subsidiary, WRT Technologies, Inc., which was established to own and operate WRT's proprietary, radioactive, cased-hole logging technology. As part of the Plan, WRT Technologies, Inc. was dissolved with the assets contributed to the New WRT. See Note 2 for a description of the Plan. All significant intercompany transactions have been eliminated.

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

         Certain reclassifications have been made to the 1996 and 1997 pre-effective date financial statements to conform to the 1997 post-effective date presentation.

         In the opinion of WRT's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of WRT and its subsidiaries as of September 30, 1997, and the results of their operations, and their cash flows for the three and nine month periods ended September 30, 1997 and 1996.

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


(2)   CHAPTER 11 BANKRUPTCY FILING

On February 14, 1996 ("Petition Date"), WRT Energy Corporation, a Texas corporation and the predecessor of the Company ("Debtor") filed a petition with the Bankruptcy Court for the Western District of Louisiana ("Bankruptcy Court") for protection under Chapter 11 of the Federal Bankruptcy Code. Such case is referred to herein as the "Reorganization Case". Upon filing of the voluntary petition for relief, Debtor, as debtor-in-possession, was authorized to operate its business for the benefit of claim holders and interest holders, and continued to do so, without objection or request for appointment of a trustee. All debts of the Debtor as of the Petition Date were stayed by the bankruptcy petition and were subject to compromise pursuant to such proceedings. The Debtor operated its business and managed its assets in the ordinary course as debtor-in-possession, and obtained court approval for transactions outside the ordinary course of business. Based on these actions, all liabilities of the Debtor outstanding at February 14, 1996 were reclassified to estimated pre-petition liabilities.

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

      By order dated May 2, 1997, the Bankruptcy Court approved WRT's and DLBW's Joint Plan of Reorganization (the "Plan"). The Plan involved (i) the issuance to WRT's unsecured creditors, on account of their allowed claims, an aggregate of 10 million shares of New WRT Common Stock, (ii) the issuance to WRT's unsecured creditors, on account of their allowed claims, of the right to purchase an additional three million eight hundred thousand shares (3,800,000) of New WRT Common Stock at a purchase price of $3.50 per share ("Rights Offering"), (iii) the issuance to DLBW and affiliates of the number of shares of New WRT Common Stock obtained by dividing DLBW's Allowed Secured Claim ("Secured Claim") amount by a purchase price of $3.50 per share, (iv) the purchase by DLBW of all shares of New WRT Common Stock not otherwise purchased pursuant to the Rights Offering, (v) the transfer by DLB of the WCBB Assets to the Company along with the associated P&A trust fund and associated funding obligation in exchange for five million shares (5,000,000) of New WRT Common Stock, and (vi) the funding by WRT of $3,000,000 to an entity (the "Litigation Entity") to which WRT will transfer any and all causes of action, claims, rights of actions, suits or proceedings which have been or could be asserted by WRT except for (a) the action to recover unpaid production proceeds payable to WRT by Tri-Deck Oil & Gas Company and (b) the foreclosure action to recover title to certain assets. Pursuant to the Plan, New WRT owns a 12% economic interest in the Litigation Entity and the remainder of the economic interests in the Litigation Entity will be allocated to unsecured creditors based on their ownership percentage of the thirteen million eight hundred thousand (13,800,000) shares issued as described in (i) and (ii) above. The Plan became effective on July 11, 1997 (the "Effective Date").

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

      In accounting for the effects of emergence from Chapter 11, the Company implemented Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", issued by the American Institute of Certified Public Accountants. Accordingly, the Company adopted

                             WRT ENERGY CORPORATION
                (A DEBTOR-IN-POSSESSION AS OF FEBRUARY 14, 1996)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)





"fresh start" reporting in which the Company's assets and liabilities were adjusted to reflect their estimated fair values and the accumulated deficit of Old WRT was eliminated.

         The July 11, 1997 effective date was used as the date for recording the fresh start reporting adjustments. Adjustments to reflect the fair value of individual assets and liabilities were based on independent reviews and valuations and discounted present value of estimated future net cash flows. Outside financial advisors assisted the Company and the Bankruptcy Court in determining the reorganization value and the resulting beginning equity value in compliance with SOP 90-7.

         The adjustments to reflect the consummation of the Joint Plan, including the $88,723,000 million gain on debt discharge of prepetition and other liabilities and the adjustment for $11,260,000 million to record assets at their estimated fair values, are reflected in the Company's Consolidated Financial Statements as of and for the eighty-two day period ended September 30, 1997. The Company's emergence from Chapter 11 proceedings resulted in a new reporting entity. Accordingly, the Company's Consolidated Financial Statements for periods prior to July 11, 1997, are not comparable to the Consolidated Financial Statements presented subsequent to July 11, 1997. Black lines on the accompanying financial statements distinguish between pre-reorganization and post-reorganization activity.

         The effect of the Plan on the Company's Consolidated Balance Sheet as of July 11, 1997, is as follows (in thousands):

                             WRT ENERGY CORPORATION
                             PRO FORMA BALANCE SHEET
                                   (UNAUDITED)

                                                         Predecessor                 Reorganized                   Reorganized
  ASSETS                                                  Historical                 Adjustments                     Amounts
  -------------------------------------------------------------------               -------------                 -------------
  Current assets:
     Cash and cash equivalents                          $   3,714,000               $ (18,154,000)(c)             $   5,311,000
                                                                 --                    14,906,000 (d)                      --
                                                                 --                    13,300,000 (e)                      --
                                                                 --                    (3,000,000)(f)                      --
                                                                 --                    (2,963,000)(h)                      --
                                                                 --                    (2,492,000)(i)                      --
     Accounts receivable                                    3,287,000                        --                       3,287,000
     Prepaid expenses and other                               870,000                        --                         870,000
                                                        -------------               -------------                 -------------
                                                            7,871,000                   1,597,000                     9,468,000
  Cash held in escrow                                         852,000                        --                         852,000
  Property and equipment, net                              56,147,000                  11,726,000 (a)                83,017,000
                                                                                       15,144,000 (b)                      --
  Debt issuance costs, net                                    379,000                    (285,000)(c)                   188,000
                                                                                           94,000 (d)                      --
                                                        -------------               -------------                 -------------
                                                        $  65,249,000               $  28,276,000                 $  93,525,000
                                                        =============               =============                 =============
  LIABILITIES AND SHAREHOLDERS' EARNINGS (DEFICIT)
  -----------------------------------------------------------------------------------------------------------------------------
  Current liabilities:
     Accounts payable and accrued liabilities           $   9,601,000               $  (2,059,000)(c)             $   5,830,000
                                                                                       (1,712,000)(i)                      --
     Pre-petition liabilities not subject to compromise    16,734,000                 (15,330,000)(c)                   702,000
                                                                                         (272,000)(h)
                                                                                         (430,000)(i)                      --
     Pre-petition liabilities subject to compromise       136,078,000                    (765,000)(c)                      --
                                                                                     (123,106,000)(g)
                                                                                      (11,857,000)(h)                      --
                                                                                         (350,000)(i)                      --
                                                        -------------               -------------                 -------------
                                                          162,413,000                (155,881,000)                    6,532,000
  Long term debt                                                 --                    15,000,000 (d)                15,000,000
  Shareholders' earnings (deficit):
     Preferred stock                                       27,677,000                 (27,677,000)(j)                      --
     Common stock                                              95,000                      56,000 (b)                   221,000
                                                                                           38,000 (e)                      --
                                                                                          100,000 (g)                      --
                                                                                           27,000 (h)                      --
                                                                                          (95,000)(j)
     Paid-in capital                                       39,570,000                  15,088,000 (b)                71,772,000
                                                                                       13,262,000 (e)                      --
                                                                                       34,283,000 (g)                      --
                                                                                        9,139,000 (h)
                                                                                      (39,570,000)(j)                      --
     Accumulated deficit                                 (164,174,000)                 11,726,000 (a)                      --
                                                                                         (285,000)(c)                      --
                                                                                       (3,000,000)(f)
                                                                                       88,723,000 (g)                      --
                                                                                       67,010,000 (j)                      --
     Treasury stock                                          (332,000)                    332,000 (j)                      --
                                                        -------------               -------------                 -------------
          Total shareholders' earnings (deficit)          (97,164,000)                169,157,000                    71,993,000
                                                        -------------               -------------                 -------------
  Commitments and contingencies
                                                        $  65,249,000               $  13,276,000                 $  78,525,000
                                                        =============               =============                 =============

                             WRT ENERGY CORPORATION

                                   (UNAUDITED)



Adjustments used in the preparation of the reorganized balance sheet are as follows:

(a) To adjust oil and gas properties and other property and equipment to fair market value in accordance with SOP 90-7.

(b) The Company issued 5,600,000 shares of New WRT stock in exchange for oil and gas properties valued at $15,144,000.

(c) The INCC note of $15,000,000 was paid in full, including unpaid interest accrued through July 11, 1997 of $3,154,000. Additionally, $285,000 of debt issuance costs related to the INCC note were written-off.

(d) Financing was recorded from ING in the amount of $15,000,000 less $94,000 in loan fees which were deducted from the loan proceeds.

(e) The Stock Rights Offering in the amount of $13,300,000 was recorded reflecting the issuance of 3,800,000 additional shares of New WRT stock at $3.50 per share.

(f)  Establishment of the Litigation Trust in the amount of $3,000,000.

(g) Unsecured claims in the amount of $123,106,000 were exchanged for 10,000,000 shares of New WRT stock and $2,963,000 in cash.

(h) Priority and secured claims in the amount of $12,129,000 were exchanged for 2,700,000 shares of New WRT stock.

(i)  Payment of Administrative claims in the amount of $2,492,000.

(j) All of the currently outstanding preferred stock, common stock, paid-in-capital and treasury stock were canceled, resulting in a decrease in equity of $67,010,000.


     Subsequent to the July 11, 1997 effective date, WRT adopted the same accounting principles utilized by DLB, including the use of the full cost pool method of accounting for oil and gas costs. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the units-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs, net of depreciation, depletion and amortization, exceed the present value of estimated future net revenues, discounted at 10%, from proved oil and gas reserves, after income tax effects, such excess costs are charged to operations. Once incurred, a write down of oil and gas properties is not reversible at a later date even if oil or gas prices subsequently increase.

                             WRT ENERGY CORPORATION

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

     In February 1995, the Company offered 100,000 Units consisting of $100,000,000 aggregate principal amount of 13 7/8% Senior Notes Due 2002 (the "Senior Notes") and warrants to purchase an aggregate of 800,000 shares of the Company's Common Stock (the "Offering"'). The net proceeds from the Offering were used to acquire a second group of oil and gas properties owned by LLOG (the "Remaining LLOG Group"), to repay both the $7,500,000 bridge loan and substantially all borrowings under the Credit Facility (defined herein), to acquire an additional working interest in the West Cote Blanche Bay Field and for general corporate purposes.

     At July 10, 1997 and December 31, 1996, the Company was in default under certain financial covenants of the Credit Facility. In addition, due to the bankruptcy filing, the Company was in default under the Indenture ("Indenture") pursuant to which the Senior Notes were issued. Accordingly, all such debt has been classified as current in the Company's December 31, 1996 financial statements. While in bankruptcy, INCC and holders of the Senior Notes were stayed from enforcing certain remedies provided for in the Credit Facility and the Indenture, respectively. The Company did not make the March 1, 1996 or subsequent interest payments on the Senior Notes and pursuant to an order of the Bankruptcy Court did not make the scheduled interest payment of $381,000 to INCC on February 28, 1996 or any other subsequent interest payments. On the Effective Date, the Company entered into a new loan agreement with ING (U.S.) Capital Corporation (successor to INCC)("ING"), the terms of which required the payoff of the $15,000,000 in principal and interest outstanding on the old credit agreement with proceeds of the new loan. Also pursuant to the Plan, the Senior Notes were cancelled.

     On July 10, 1997, WRT entered into a New Credit Facility ("New Credit Facility") with ING (U.S.) Capital Corporation. The maturity date of the New Credit Facility is July 10, 1999. Under the terms of the New Credit Facility, the Company may elect to be charged at the bank's fluctuating reference rate plus 1.25% or the rate plus 3.0% at which Eurodollar deposits for one, two, three or six months are offered to the bank in the Interbank Eurodollar. The New Credit Facility contains restrictive covenants requiring, among other things, specific financial ratios and restrictions on general and administrative expenses.

(4)  LOSS PER SHARE

     Loss per share computations are calculated on the weighted average of common shares and common share equivalents. Common stock options and warrants are considered to be common share equivalents and are used to calculate loss per common and common equivalent share except when they are anti-dilutive. Loss per common and common equivalent share for the period ended September 30, 1997 does not reflect the exercise of the options and warrants as the effect is anti-dilutive.

                             WRT ENERGY CORPORATION

                                   (UNAUDITED)

(5)  REORGANIZATION COSTS

During the eleven days ended July 11, 1997 of the Predecessor Company and the three months ended September 30, 1996, the Company incurred $1,044,000 and $1,182,000 in reorganization costs. During the six months and eleven days ended July 11, 1997 of the Predecessor Company and the nine months ended September 30, 1996 of the Reorganized Company, the Company incurred $4,771,000 and $6,040,000 in reorganization costs. Reorganization costs primarily consist of legal and professional fee.

(6)  JOINT VENTURE AGREEMENT

     By a Joint Venture Agreement dated October 18, 1991 (the "Joint Venture Agreement"), the Company entered into a joint venture to develop certain oil and gas properties with Tricore Energy Venture, L.P., a Texas limited partnership ("Tricore"), and Stag Energy Corporation ("Stag").

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

     Pursuant to the terms of the production guarantee, if any of the gas production from joint venture properties qualifies for the nonconventional fuels tax credit provided for by Internal Revenue Code Section 29, then 150% of that tax credit shall be included in the calculation of gross revenues for purposes of the guarantee. Based upon a certification by the Louisiana Department of Natural Resources ("DNR"), a significant amount of the production attributable to the joint venture qualified under Section 107(c)(2) of the Natural Gas Policy Act of 1978 (the "NGPA") as gas produced from geopressured brine. As required under the NGPA, the DNR's determination was forwarded to the Federal Energy Regulatory Commission ("FERC") for review. In April 1995, the FERC reversed the position of the DNR, rejecting the qualification of the wells under Section 107(c)(2) of the NGPA. The Company appealed the FERC determination to the United States Court of Appeals for the Fifth Circuit, located in New Orleans, Louisiana. In February 1997, the United States Court of Appeals for the Fifth Circuit affirmed the FERC's determination.

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

                             WRT ENERGY CORPORATION

                                   (UNAUDITED)


Nevertheless, to the extent that Tricore is determined to be a secured claim, the Plan provides for the claim to be paid in full. The Company is currently negotiating a settlement with Tricore pursuant to their claim. See Part II,
Item 1 for further discussion.


(7)  CONTINGENCIES

     During 1996, WRT received notice from a third party claiming that WRT's title has failed as to approximately 43 acres in the Bayou Pigeon Field. Some or all of the acreage in dispute is considered to be productive in three separate production units. Assuming that WRT's title is flawed, WRT's working interest in three units would be reduced from 100% of each unit to approximately 7% (5%
NRI), 75% (63% NRI), and 95% (72% NRI), respectively. The financial statements as of September 30, 1997 and for the year ended December 31, 1996 and for the nine months ended September 30, 1997 and 1996, reflect operating results and proved reserves discounted for this possible title failure. As the title failure predates its ownership of the field, WRT is currently evaluating its recourse against the predecessors-in-title relative to this issue.

         During 1995, the Company entered into a marketing agreement with Tri-Deck Oil and Gas Company ("Tri-Deck") pursuant to which Tri-Deck would market all of WRT's oil and gas production. Subsequent to the agreement, Tri-Deck's principal and WRT's Director of Marketing, James Florence,

                             WRT ENERGY CORPORATION

                                   (UNAUDITED)


assigned to Plains Marketing Tri-Deck's right to market WRT's oil production and assigned to Perry Oil & Gas ("Perry Gas:) Tri-Deck's right to market WRT's gas production. During early 1996, Tri-Deck failed to make payments to WRT attributable to several months of WRT's gas production. Consequently, on May 20, 1996 the Company filed a Motion to Reject the Tri-Deck Marketing Agreement and on May 29, 1996 the Company initiated an adversary proceeding against Tri-Deck and Perry Gas. Perry Gas was the party which ultimately purchased the Company's gas production for the months in question.

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

     Perry Gas subsequently filed an administrative claim in the Chapter 11 case, seeking recovery for damages allegedly arising out of WRT's conduct in connection with its rejection of the Tri-Deck contract and related negotiations with Perry Gas. By decision dated July 3, 1997, the Bankruptcy Court allowed, in part, Perry Gas, administrative claim, in the aggregate amount of approximately $64,000, and directed Perry Gas to obtain payment of such amount from the Perry Setoff Escrow, which as result of this payment currently has a balance of approximately $10,000.

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

                             WRT ENERGY CORPORATION

                                   (UNAUDITED)


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

         The following discussion is intended to assist in an understanding of the Company's financial position as of September 30, 1997, and its results of operations for the three month and the nine month periods ended September 30, 1997 and 1996. The Consolidated Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to WRT's 1996 annual report on Form 10-K.

FINANCIAL DATA (IN THOUSANDS)
(UNAUDITED)                                                    (Reorganized Company)     (Predecessor Company)
                                                                 Eighty-two Days      Eleven Days   Three Months Ended
                                                                Ended September 30,  Ended July 11,   September 30,
                                                                       1997              1997            1996
----------------------------------------------------------------------------------------------------------------------
Revenues:
   Oil and condensate sales                                            $  2,931       $     271        $  3,858
   Gas sales                                                              1,399             211           1,966
   Other income                                                              75               6             208
                                                                       --------       ---------        --------
     Total revenues                                                       4,405             488           6,032

Expenses:
   Lease operating                                                        1,762             232           1,529
   Gross production taxes                                                   400              43             488
   General and administrative expenses                                      642             113             990
                                                                       --------       ---------        --------

                                                                          2,804             388           3,007


EBITDA                                                                    1,601             100           3,025
Depreciation, depletion and amortization                                  2,530             190           2,014
Income (loss) before interest and taxes                                    (929)            (90)          1,011
Interest expense                                                            326              74             593
Reorganization costs                                                         --           1,044           1,182
Loss before income taxes and extraordinary item                          (1,255)         (1,208)           (764)
Income taxes deferred                                                        --              --              --
Net loss before extraordinary item                                       (1,255)         (1,208)           (764)
Extraordinary item - gain on debt discharge                                  --          88,723              --
                                                                       --------       ---------        --------
Net income (loss)                                                        (1,255)         87,515            (764)
Dividends on preferred stock (undeclared on Predecessor Company)             --              87             712
                                                                       --------       ---------        --------
Net income (loss) available to common shareholders                       (1,255)         87,428          (1,476)
                                                                       ========       =========        ========

PER SHARE DATA
Net loss                                                               $  (0.06)                (3)             (3)
                                                                       ========       =========        ========

Weighted average common and common
   equivalent shares (000's)                                             22,076                 (3)             (3)
                                                                       ========       =========        ========



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

(3)  Amounts are not meaningful as a result of the reorganization.

FINANCIAL DATA (IN THOUSANDS)
(UNAUDITED)                                                       (Reorganized Company)           (Predecessor Company)
                                                                     Eighty-two Days        Six Months and 11     Nine Months Ended
                                                                    Ended September 30,    Days Ended July 11,       September 30,
                                                                           1997                   1997                    1996
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:
   Oil and condensate sales                                              $  2,931                $  5,432                $ 10,571
   Gas sales                                                                1,399                   4,706                   7,665
   Other income                                                                75                     126                     262
                                                                         --------                --------                --------

     Total revenues                                                         4,405                  10,264                  18,498

Expenses:
   Lease operating                                                          1,762                   4,466                   6,862
   Gross production taxes                                                     400                     677                   1,403
   General and administrative expenses                                        642                   2,474                   3,157
   Provision for doubtful accounts                                             --                      71                   4,278
   Minimum production guarantee obligation                                     --                      --                   2,778
                                                                         --------                --------                --------
                                                                            2,804                   7,688                  18,478
                                                                         --------                --------                --------

EBITDA                                                                      1,601                   2,576                      20
Depreciation, depletion and amortization                                    2,530                   3,314                   6,271
Income (loss) before interest and taxes                                      (929)                   (738)                 (6,251)
Interest expense                                                              326                   1,106                   4,930
Reorganization costs                                                           --                   4,771                   6,040
                                                                         --------                --------                --------
Loss before income taxes and extraordinary item                            (1,255)                 (6,615)                (17,221)
Income taxes                                                                   --                      --                      --
                                                                         --------                --------                --------
Net loss before extraordinary item                                         (1,255)                 (6,615)                (17,221)
Extraordinary item - gain on debt discharge                                    --                  88,723                      --
                                                                         --------                --------                --------
Net income (loss)                                                          (1,255)                 82,108                 (17,221)
Dividends on preferred stock (undeclared on Predecessor Company)               --                   1,510                   2,135
                                                                         --------                --------                --------
Net income (loss) available to common shareholders                         (1,255)                 80,598                 (19,356)
                                                                         ========                ========                ========
PER SHARE DATA
Net loss                                                                 $  (0.06)                     (3)                     (3)
                                                                         ========                ========                ========
Weighted average common and common
   equivalent shares (000's)                                               22,076                      (3)                     (3)
                                                                         ========                ========                ========




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

(3)  Amounts are not meaningful as a result of the reorganization.

COMPARISON OF THE EIGHTY-TWO DAYS ENDED SEPTEMBER 30, 1997 OF THE REORGANIZED COMPANY AND THE ELEVEN DAYS ENDED JULY 11, 1997 OF THE PREDECESSOR COMPANY TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

         The following is a table which combines the operating results of the eleven days ended July 11, 1997 of the Predecessor Company, herein after referred to as "Old WRT", and the eighty-two days ended September 30, 1997 of the Reorganized Company, herein after referred to as "New WRT". These combined results are compared to the three months ended September 30, 1996 of Old WRT.


                                             New WRT               Old WRT         Combined Results           Old WRT
                                       ------------------    -----------------    -----------------    ------------------
                                         Eighty-two days        Eleven days       Three Months Ended   Three Months Ended
                                      Ended September 30,      Ended July 11,       September 30,        September 30,
                                              1997                  1997                1997                  1996
                                       ------------------    -----------------    -----------------    ------------------
Revenues:
   Gas sales                           $        1,399,000    $         211,000    $       1,610,000    $        1,966,000
   Oil and condensate sales                     2,931,000              271,000            3,202,000             3,858,000
   Other income                                    75,000                6,000               81,000               208,000
                                       ------------------    -----------------    -----------------    ------------------
     Total revenues                             4,405,000              488,000            4,893,000             6,032,000
Expenses:
   Lease operating                              1,762,000              232,000            1,994,000             1,529,000
   Gross production taxes                         400,000               43,000              443,000               488,000
   Depreciation, depletion and
     amortization                               2,530,000              190,000            2,720,000             2,014,000
   General and administrative                     642,000              113,000              755,000               990,000
                                       ------------------    -----------------    -----------------    ------------------
                                                5,334,000              578,000            5,912,000             5,021,000
                                       ------------------    -----------------    -----------------    ------------------
     Income (loss) from operations               (929,000)             (90,000)          (1,019,000)            1,011,000
                                       ------------------    -----------------    -----------------    ------------------
Interest expense                                  326,000               74,000              400,000               593,000
                                       ------------------    -----------------    -----------------    ------------------
     Income loss before reorgan-
       ization costs, income taxes
       and extraordinary item                  (1,255,000)            (164,000)          (1,419,000)              418,000
Reorganization costs                                   --            1,044,000            1,044,000             1,182,000
                                       ------------------    -----------------    -----------------    ------------------
     Loss before income tax and
       Extraordinary item                      (1,255,000)          (1,208,000)          (2,463,000)             (764,000)
Income tax expense                                     --                   --                   --                    --
                                       ------------------    -----------------    -----------------    ------------------
     Loss before extraordinary item            (1,255,000)          (1,208,000)          (2,463,000)             (764,000)
Extraordinary item-gain on debt
     discharge                                          -          (88,723,000)         (88,723,000)                   --
                                       ------------------    -----------------    -----------------    ------------------
     Net income (loss)                         (1,255,000)          87,515,000           86,260,000              (764,000)
Dividends on preferred stock
   (undeclared on Old WRT)                              -              (87,000)             (87,000)             (712,000)
                                       ------------------    -----------------    -----------------    ------------------
     Net income (loss) available
       to common shareholders          $       (1,255,000)   $      87,428,000    $      86,173,000    $       (1,476,000)
                                       ==================    =================    =================    ==================
Per common share:
   Income (loss) per common and
     common equivalent share           $            (0.06)                   *                    *                     *
                                       ==================    =================    =================    ==================
Average common share and common
   equivalent shares outstanding               22,076,000                    *                    *                     *
                                       ==================    =================    =================    ==================

*        Per share amounts are not meaningful due to reorganization.

     During the three months ended September 30, 1997, Old and New WRT's combined results report a net loss before extraordinary item, before undeclared dividends on preferred stock on Old WRT, of $2.5 million. This is a 222% increase from a net loss before undeclared dividends on preferred stock of $.8 million for the corresponding period in 1996. The increase in loss before extraordinary item is due to the following factors:

     OIL AND GAS REVENUES. During the three months ended September 30, 1997, the Company's combined results report oil and gas revenue of $4.8 million, a 17% decrease over $5.8 million for the comparable period in 1996. The decreased oil and gas sales revenue during the combined period in 1997 is attributable primarily to a combination of ordinary production declines, unexpected decreases in production from several wells, and delays in expanding the Company's field infrastructure to support its increased level of operations related to the West Cote Blanche Bay properties. The following table summarizes the combined results of the Company's oil and gas production and related pricing for the three months ended September 30, 1997 and 1996:


                                                Three months ended September 30,
                                                    1997                 1996
                                                   ------               ------
Oil production volumes (Mbbls)                        168                  179
Gas production volumes (Mmcf)                         676                  921
Average oil price (per Bbl)                        $19.06               $21.55
Average gas price (per Mcf)                         $2.38                $2.13

     PRODUCTION COSTS. Production costs (lease operating expenses and gross production taxes) increased $0.4 million, or 21%, from $2.0 million for the three months ended September 30, 1996 to $2.4 million for the comparable period in 1997. This increase is due primarily to the Company's acquiring an additional 50% working interest in WCBB in depths above the Rob "C" marker located at approximately 10,500 feet, of which the Company is the operator.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased $.7 million, or 35%, from $2.0 million for the three months ended September 30, 1996 to $2.7 million for the comparable period in 1997. As a result of the fresh start accounting prescribed for companies exiting bankruptcy, a new cost basis in assets is recognized based upon fair value of the assets. Additionally, the Company, effective July 11, 1997, adopted the full cost method of reporting property, plant and equipment (see Notes to Consolidated Financial Statements for further discussion). These two factors do not allow for a meaningful comparison to be made between the 1997 and 1996 periods. The increase in the cost of the oil and gas properties is offset somewhat by a 3 Bcfe, or 16% decrease in oil and gas production.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.2 million , or 24% from $1.0 million for the three months ended September 30, 1996 to $0.8 million for the three months ended September 30, 1997 as a result of the Company's change in strategy resulting in a reduction in personnel and general and administrative costs.

     INTEREST EXPENSE. The decrease in interest expense of $.2 million, from $.6 million for the three months ended September 30, 1996 to $.4 million for the comparable period in 1997, is primarily due to the Company having remained current on miscellaneous notes payable during 1997.

     REORGANIZATION COSTS. Reorganization costs decreased 12% from $1.2 million for the three months ended September 30, 1996 to $1.0 million for the comparable period in 1997. This decrease is primarily the result of the consummation of the Company's Plan of Reorganization occurring on July 11, 1997 and a corresponding decrease in bankruptcy related costs subsequent to that date.

COMPARISON OF THE EIGHTY-TWO DAYS ENDED SEPTEMBER 30, 1997 OF THE REORGANIZED COMPANY AND THE SIX MONTHS AND ELEVEN DAYS ENDED JULY 11, 1997 OF THE PREDECESSOR COMPANY TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

         The following is a table which combines the operating results of the six months and eleven days ended July 11, 1997 of the Predecessor Company, herein after referred to as "Old WRT", and the eighty-two days ended September 30, 1997 of the Reorganized Company, herein after referred to as "New WRT". These combined results are compared to the nine months ended September 30, 1996 of Old WRT.



                                     New WRT             Old WRT           Combined Results          Old WRT
                               ------------------    -----------------    -----------------    ------------------
                                 Eighty-two days     Six Months Eleven    Nine Months Ended     Nine Months Ended
                              Ended September 30,    days Ended July 11,    September 30,        September 30,
                                      1997                  1997                1997                   1996
                               ------------------    -----------------    -----------------    ------------------
Revenues:
   Gas sales                   $        1,399,000    $       4,706,000    $       6,105,000    $        7,665,000
   Oil and condensate sales             2,931,000            5,432,000            8,363,000            10,571,000
   Other income                            75,000              126,000              201,000               262,000
                               ------------------    -----------------    -----------------    ------------------
     Total revenues                     4,405,000           10,264,000           14,669,000            18,498,000
Expenses:
   Lease operating                      1,762,000            4,466,000            6,228,000             6,862,000
   Gross production taxes                 400,000              677,000            1,077,000             1,403,000
   Depreciation, depletion and
     amortization                       2,530,000            3,314,000            5,844,000             6,271,000
   General and administrative             642,000            2,474,000            3,116,000             3,157,000
   Provision for doubtful accounts             --               71,000               71,000             4,278,000
   Minimum production
     guarantee obligation                      --                   --                   --             2,778,000
                               ------------------    -----------------    -----------------    ------------------
                                        5,334,000           11,002,000           16,336,000            24,749,000
                               ------------------    -----------------    -----------------    ------------------
     Income (loss) from
       operations                        (929,000)            (738,000)          (1,667,000)           (6,251,000)
Interest expense                          326,000            1,106,000            1,432,000             4,930,000
     Loss before reorganization
       costs, income taxes and
       extraordinary item              (1,255,000)          (1,844,000)          (3,099,000)          (11,181,000)
Reorganization costs                           --            4,771,000            4,771,000             6,040,000
                               ------------------    -----------------    -----------------    ------------------
     Loss before income tax
       and extraordinary item          (1,255,000)          (6,615,000)          (7,870,000)          (17,221,000)
       Income tax expense                      --                   --                   --                    --
                               ------------------    -----------------    -----------------    ------------------
     Loss before extraordinary
       item                            (1,255,000)          (6,615,000)          (7,870,000)          (17,221,000)
Extraordinary item-gain on
     debt discharge                            --          (88,723,000)         (88,723,000)                   --
                               ------------------    -----------------    -----------------    ------------------
     Net income (loss)                 (1,255,000)          82,108,000           80,853,000           (17,221,000)
Dividends on preferred stock
   (undeclared on Old WRT)                     --           (1,510,000)          (1,510,000)           (2,135,000)
                               ------------------    -----------------    -----------------    ------------------
     Net loss available to
       common shareholders     $       (1,255,000)   $      80,598,000    $      79,343,000    $      (19,356,000)
                               ==================    =================    =================    ==================
Per common share:
   Loss per common and
     common equivalent share   $            (0.06)                   *                    *                     *
                               ==================    =================    =================    ==================
Average common share and
   common equivalent shares
   outstanding                         22,076,000                    *                    *                     *
                               ==================    =================    =================    ==================


     * Per share amounts are not meaningful due to reorganization

     During the nine months ended September 30, 1997, the combined results report a loss before extraordinary item before undeclared dividends on Preferred Stock on Old WRT of $7.9 million. This is a 54% decrease from a net loss before extraordinary item and undeclared dividends on preferred stock of $17.2 million for the corresponding period in 1996. The decrease in loss is due to the following factors:

     OIL AND GAS REVENUES. During the nine months ended September 30, 1997, the Company's combined results report oil and gas revenue of $14.5 million, a 21% decrease over

$18.2 million for the comparable period in 1996. The decreased oil and gas sales revenue during the combined period in 1997 is attributable primarily to a combination of ordinary production declines, unexpected decreases in production from several wells, and delays in expanding the Company's field infrastructure to support its increased level of operations related to the West Cote Blanche Bay field. The following table summarizes the combined results of the Company's oil and gas production and related pricing for the nine months ended September 30, 1997 and 1996:

                                                           Nine months ended September 30,
                                                              1997                 1996
                                                             ------              -------
Oil production volumes (Mbbls)                                  414                  531
Gas production volumes (Mmcf)                                 2,388                3,103
Average oil price (per Bbl)                                  $20.20               $19.91
Average gas price (per Mcf)                                   $2.56                $2.47

     PRODUCTION COSTS. Production costs (lease operating expenses and gross production taxes) decreased $1.0 million, or 12%, from $8.3 million for the nine months ended September 30, 1996 to $7.3 million for the comparable period in 1997 due to decreases in production.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization decreased $.5 million, or 7%, from $6.3 million for the nine months ended September 30, 1996 to $5.8 million for the comparable period in 1997. This decrease is due primarily to a 1.4 Bcfe, or 23% decrease in oil and gas production. As a result of the fresh start accounting prescribed for companies exiting bankruptcy, a new cost basis in assets is recognized based upon fair value of the assets. Additionally, the Company, effective July 11, 1997, adopted the full cost method of reporting property, plant and equipment (see Notes to Consolidated Financial Statements for further discussion). These two factors do not allow for a meaningful comparison to be made between the 1997 and 1996 periods.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $3.2 million for the nine months ended September 30, 1996 remained consistent at $3.1 million for the nine months ended September 30, 1997.

     PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful receivables for the nine months ended September 30, 1996, consists of an allowance of a receivable in the amount of $4.3 million relating to the Tri-Deck legal proceeding (see "Legal Proceedings"). During the nine months ended September 30, 1997, the Company reserved $0.1 million of receivables.

     MINIMUM PRODUCTION GUARANTEE OBLIGATION. The Company has provided Tricore with a limited production guarantee based on the minimum production schedule attached to the Tricore Joint Venture Agreement (see "Joint Venture Agreement"). Pursuant to the Joint Venture Agreement, if the production during any annual period, commencing October 1 through September 30, is less that the minimum production guarantee levels required by the Joint Venture Agreement, the Company is required to eliminate the annual production deficit by delivering sufficient quantities of gas from other properties in twelve equal monthly installments, commencing the following December 1, or by the issuance to the venture of registered debt or equity securities which have a full market value equal to the required payment. As collateral for the Company's obligations under the production guarantee, Tricore holds a partial assignment of an interest in the WCBB Field. This 4.68% working interest (3.72% net revenue interest) assignment, was made subject to the terms and provisions of the Joint Venture Agreement. Upon satisfaction of the production guarantee, Tricore is required to execute and deliver a release of the partial assignment. As a result, the Company accrued $2.8 million during the nine months ended September 30, 1996 related to its anticipated minimum production guarantee obligation.

     INTEREST EXPENSE. The decrease in interest expense of $3.5 million from $4.9 million during the nine months ended September 30, 1996 to $1.4 million for the comparable period in

1997 is primarily due to the termination of the interest accrual on the $100 million in Senior Notes as of February 14, 1996 (the filing date of the Chapter 11 proceedings)

     REORGANIZATION COSTS. Reorganization costs decreased 21% from $6.0 million for the nine months ended September 30, 1996 to $4.8 million for the comparable period in 1997. This decrease is primarily the result of the consummation of The Company's Plan of Reorganization occurring on July 11, 1997 and a corresponding decrease in bankruptcy related costs subsequent to that date.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow provided by operating activities for the nine months ended September 30, 1997 was $6.8 million as compared to net cash flow provided by operating activities of $7.2 million for the comparable period in 1996. This increase is primarily due to the discharge of Pre-Petition liabilities in the amount of $7,837,000 at the effective date of the Plan.

     During the first nine months of 1997, the Company invested $5.5 million in property acquisition and development, as compared to $3.5 million during the comparable period in 1996.

     Net cash provided in financing activities was $13.3 million for the nine months ended September 30, 1997 as compared to net cash used of $0.5 million during the same period in 1996. This decrease is a direct result of the Company's Chapter 11 Bankruptcy filing in February 1996 and a resulting lack of financing activity during 1996.

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

     In addition, on the effective date, the Company exchanged $123,845,000 in unsecured debt for 10,000,000 common shares of New WRT stock and DLBW and Dublin Acquisitions exchanged $9,293,000 of secured debt for 2,655,000 shares of New WRT Stock.

     ITEM 1. LEGAL PROCEEDINGS

     On December 10, 1992, the Company, one of its executives, a former executive and others instituted a lawsuit against Bear, Stearns & Co. Inc. ("Bear Stearns"), Drake Capital Securities, Inc. ("Drake"), Steven Antebi ("Antebi") and Jerry Friedman ("Friedman") in the District Court of Harris County, Texas 133rd Judicial District. After settling with Drake and Friedman, the plaintiffs commenced trial on February 28, 1995. On March 21, 1995, the jury returned a verdict in favor of the Company and five of the Company's shareholders against Antebi for approximately $1,100,000. Pursuant to the jury verdict, advice of outside counsel and management's belief that recovery of its legal fees was probable, the Company recorded as a receivable approximately $1,100,000 of costs incurred in connection with the litigation. The Company, however, considered the jury verdict to be insufficient. Accordingly, the Company requested, and on August 4, 1995 was granted a new trial. Absent the jury verdict from the original trial, and considering the uncertainty regarding the timing of possible recovery in a new trial, the Company and its outside counsel concluded that they could no longer consider the recovery of the receivable to be probable. Therefore, the Company recorded a provision for this receivable in the third quarter of 1995. Prior to commencement of the new trial, the case went to mediation and was settled on February 16, 1996 for $600,000 plus court costs of approximately $69,000,subject to the approval of the Bankruptcy Court. Consequently on April 22, 1996, WRT filed a Motion for Authority to Compromise the litigation, requesting that the settlement be approved and that the distribution of proceeds generated therefrom be authorized to the respective parties to the litigation pursuant to the settlement agreement reached. Due to objections raised as to the distribution of the litigation proceeds, the Bankruptcy Court approved the settlement agreement but instructed that a subsequent Motion be provided to resolve the issue of disposition of the proceeds. As a result, on August 27, 1996, WRT filed a Motion for Authorization to finally settle distribution of the litigation proceeds. On September 10, 1996, the Bankruptcy Court approved such motion and the proceeds have since been distributed accordingly, including the distribution of approximately $145,000 to WRT, which was recorded as Other Income for the year ended December 31, 1996, Settlement funds of $154,000 attributable to one of the Company's former executives have been held in escrow, pending final resolution of claims of the WRT's bankruptcy estate if any, against the former executive.

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

     During 1996, WRT received notice from a third party claiming that WRT's title has failed as to approximately 43 acres in the Bayou Pigeon Field. Some or all of the acreage in the dispute is considered to be productive in three separate production units. Assuming that WRT's title is flawed, WRT's working interest in three units may be reduced from 100% of each unit to approximately 7% (5% NRI), 75% (63% NRI), and 95% (72% NRI), respectively. The financial statements as of June 30, 1997 and December 31, 1996 and for the six month periods ended June 30, 1997 and 1996, reflect operating results and proved reserves discounted for this possible title failure. As the title failure predates its ownership of the field, WRT is currently evaluating its recourse against the predecessors-in-title relative to this issue.

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

     10.5 Second Amended Disclosure Statement. (4)

     3.1  Articles of Incorporation

     3.2  Bylaws

     4.2  Credit Agreement

     4.3  Employment Agreement

     (b)  Registrant filed the following reports on Form 8-K's

          Form 8-K filed on July 22, 1997 announcing consummation of the Second Amended Joint Plan of Reorganization.

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




                                          WRT ENERGY CORPORATION


Date:  December 1, 1997
                                              /s/ Gary C. Hanna
                                              --------------------------------
                                              Gary C. Hanna
                                              President


                                              /s/ Ronald D. Youtsey
                                              --------------------------------
                                              Ronald D. Youtsey
                                              Secretary and Treasurer

                              INDEX TO EXHIBITS


   EXHIBIT
   NUMBER                        DESCRIPTION
   ------                        -----------
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

     10.4 Second Amended Joint Plan of Reorganization. (4)

     10.5 Second Amended Disclosure Statement. (4)

     3.1  Articles of Incorporation

     3.2  Bylaws

     4.2  Credit Agreement

     4.3  Employment Agreement

     27   FDS


(1)       Filed with Form 8-K dated March 14, 1997.
(2)       Filed with Form 8-K dated November 6, 1996
(3)       Filed with Form 8-K dated March 3, 1997.
(4)       Filed with Form 8-K dated July 22, 1997.