Form 10-K
period 1997-12-31
WRT ENERGY CORP
filed 1998-03-31
CIK 874499

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                    FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE
                                  ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                         Commission File Number 1-10192


                           Gulfport Energy Corporation
             (Exact name of registrant as specified in its charter)

             Delaware                                     73-1521290
  (State or other jurisdiction of                       (IRS Employer
   Incorporation or organization)                   Identification Number)

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

                                               NAME OF EACH EXCHANGE ON WHICH
      TITLE OF EACH CLASS                               REGISTERED
  Common Stock, $0.01 par value                            None

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ].

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         All shares of common and preferred stock outstanding prior to the Effective Date of the Plan of Reorganization (July 11, 1997) were canceled on the Effective Date. The number of shares of the registrant's Common Stock, $0.01 par value, outstanding at March 20, 1998 was 22,076,315. The aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $33,817,000.


APPLICABLE OF TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ X ] No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, and 13 of Part III have been omitted from this report since Gulfport Energy Corporation will file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year, a definitive proxy statement, pursuant to Regulation 14A, which involves the election of directors. The information required by Items 10, 11, 12 and 13 of
Part III of this report, which will appear in the definitive proxy statement, is incorporated by reference into this Annual Report.

                                TABLE OF CONTENTS


                                                                                                             Page

Disclosure Regarding Forward-Looking Statements............................................................     4

                                                      PART I
Item 1. Business...........................................................................................     4
Item 2. Properties.........................................................................................    21
Item 3. Legal Proceedings..................................................................................    21
Item 4. Submission of Matters to a Vote of Security Holders................................................    22

                                                      PART II
Item 5. Market for the Registrant's Common Stock and Related
        Shareholder Matters................................................................................    22
Item 6. Selected Financial Data ...........................................................................    23
Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................................................    24
Item 8. Financial Statements and Supporting Data...........................................................   F-1
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..............    34

                                                     PART III
Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance
         with Section 16(a) of the Exchange Act............................................................    34
Item 11. Executive Compensation............................................................................    34
Item 12. Security Ownership of Certain Beneficial Owners and Management....................................    34
Item 13. Certain Relationships and Related Transactions....................................................    34

                                                      PART IV
Item 14. Exhibits and Reports on Form 8-K..................................................................    34

         Signatures........................................................................................    35


                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS


     This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). All statements, other than statements of historical facts included in this Form 10-K that address activities, events or developments that Gulfport Energy Corporation ("Gulfport" or the "Company"), a Delaware corporation formerly named WRT Energy Corporation, expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of Gulfport's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by Gulfport in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with Gulfport's expectations and predictions is subject to a number of risks and uncertainties; general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by Gulfport; competitive actions by other oil and gas companies; changes in laws or regulations; and other factors, many of which are beyond the control of Gulfport. Consequently, all of the forward-looking statements made in the Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by Gulfport will be realized, or even if realized, that they will have the expected consequences to or effects on Gulfport or its business or operations.


                                     PART I

         ITEM 1.  BUSINESS

         DESCRIPTION OF BUSINESS

     Gulfport owns and operates mature oil and gas properties in the Louisiana Gulf Coast Area. Gulfport seeks to achieve reserve growth and increased cash flow from operations by exploiting its existing properties and acquiring additional Louisiana Gulf Coast properties with exploitation and exploration potential.

         BACKGROUND

     On February 14, 1996 ("Petition Date"), Gulfport's predecessor (the "Debtor"), filed a petition with the Bankruptcy Court for the Western District of Louisiana ("Bankruptcy Court") for protection under Chapter 11 of the Federal Bankruptcy Code. Such case is referred to herein as the "Reorganization Case." Upon filing of the voluntary petition for relief, the Debtor, as debtor-in-possession, was authorized to operate its business for the benefit of claim holders and interest holders, and continued to do so, without objection or request for appointment of a trustee. All debts of the Debtor as of the Petition Date were stayed by the bankruptcy petition and were subject to compromise pursuant to such proceedings. The Debtor operated its business and managed its assets in the ordinary course as debtor-in-possession, and obtained court approval for transactions outside the ordinary course of business. Based on these actions, all liabilities of the Company outstanding at February 14, 1996, were reclassified to estimated pre-petition liabilities.

         By order dated May 5, 1997, the Bankruptcy Court confirmed the Joint Plan of Reorganization (the "Plan") of the Debtor's and co-proponents DLB Oil and Gas, Inc. ("DLB") and Wexford Management LLC ("Wexford," and together with DLB "DLBW"). The Plan was consummated and became effective on July 11, 1997 (the "Effective Date"). On the Effective Date, the Debtor was merged with and into a newly formed Delaware corporation named "WRT Energy Corporation" which effective March 30, 1998, changed its name to "Gulfport Energy Corporation." On the Effective Date, Gulfport allocated the actual reorganization value to the entity's assets as defined by Statement of Position Number 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). As used herein, "Debtor" refers to the registrant prior to the Effective Date of the Plan, "Gulfport" refers to the registrant following the Effective Date of the Plan, and the "Company" or "WRT" refers to the registrant prior to or after the Effective Date of the Plan, as the context requires.

         EVENTS LEADING TO THE REORGANIZATION CASE

         Entering 1995, the Company's strategic focus was the acquisition and development of operated working interests in large, mature oil and gas fields in south Louisiana. To help finance its acquisition and development program, the Company utilized borrowings under its December 1994 $40,000,000 credit facility (the "Credit Facility") with International Nederlanden Capital Corporation ("INCC") that was secured by substantially all of the Company's assets. In addition, in February 1995, the Company offered 100,000 Units consisting of $100,000,000 aggregate principal amount of 13 7/8% Senior Notes Due 2002 (the "Senior Notes") and warrants (the "Warrants") to purchase an aggregate of 800,000 shares of the Company's Common Stock (the "Offering"). The net proceeds from the Offering were used to acquire working interests in certain oil and gas properties, to repay substantially all borrowings under the Credit Facility and other indebtedness and for general corporate purposes.

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

         Based on operating results for the quarter ended September 30, 1995, the Company had not yet realized the oil and gas production levels required at then current prices and costs to support the Company's capital requirements and fund existing debt service on the Senior Notes and pay dividends on its 9% Convertible Preferred Stock ("Preferred Stock"). In early October 1995, the Company had fully utilized the $15,000,000 borrowing base available under the Credit Facility; and, in response to liquidity and cash flow concerns, the Company changed its focus from acquisition and development of non-producing reserves to conservation of cash resources and maintenance of existing producing properties. The Company curtailed its activities to the minimum level of maintenance necessary to operate prudently its producing oil and gas wells. All other activities, including prospect acquisitions, new drilling, and development of the Company's proved non-producing and undeveloped reserves, ceased.

         In connection with this strategy, the Company made certain changes to its corporate structure and organization aimed at reducing costs and improving operations. On November 10, 1995, Steven S. McGuire resigned as a director, Chairman of the Board and Chief Executive Officer of the Company. Samuel C. Guy, the Company's Executive Vice President, also resigned as a director. Mr. Guy's employment contract, which expired on February 29, 1996, was not renewed by the Company. The Board of Directors appointed Raymond P. Landry, previously President and Chief Operating Officer of the Company, to the position of Chairman of the Board and Chief Executive Officer. See Item 10, "Directors and Executive Officers of the Registrant."

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

         On February 14, 1996, the Company commenced a voluntary reorganization case under Chapter 11 of the Bankruptcy Code by filing a voluntary petition for bankruptcy relief with the Bankruptcy Court (Case No. 96BK-50212). Upon the filing of the voluntary petition for relief, the Company, as debtor-in-possession, was authorized to operate its business for the benefit of claim holders and interest holders, and continued to do so without objection or request for appointment of a trustee. All debts of the Company as of the Petition Date were stayed by the bankruptcy petition and were subject to compromise pursuant to such proceedings. The Company did not make the March 1, 1996 interest payment on the Senior Notes and pursuant to an order of the Bankruptcy Court did not make the scheduled interest payment of $381,000 to INCC on February 28, 1996, nor did it make any interest payments from that date on the Credit Facility through July 1997. In addition, the Company did not make the first scheduled payment of $938,000 due on the Credit Facility March 31, 1996, nor did it make any principal payments from that date through July 1997. On July 11, 1997, the Credit Facility was paid in full, pursuant to the Plan of Reorganization. The Company was required to obtain court approval for transactions outside the ordinary course of business.

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

         Pursuant to the PS&C Agreement, on the Effective Date of the Plan, DLB among other things, assigned its rights associated with the WCBB Assets to the Company, and as a result, the Company assumed jointly and severally with DLB, the liabilities with respect to the WCBB Assets.

         By order dated May 5, 1997, the Bankruptcy Court approved the Plan. The Plan involved (i) the issuance to WRT's unsecured creditors, on account of their allowed claims, an aggregate of 10 million shares of Gulfport Common Stock, (ii) the issuance to WRT's unsecured creditors, on account of their allowed claims, the right to purchase an additional three million eight hundred thousand shares (3,800,000) of Gulfport Common Stock at a purchase price of $3.50 per share ("Rights Offering"), (iii) the issuance to DLBW and affiliates of the number of shares of Gulfport Common Stock obtained by dividing DLBW's Allowed Secured Claim ("Secured Claim") amount by a conversion price of $3.50 per share, (iv) the purchase by DLBW of all shares of Gulfport Common Stock not otherwise purchased pursuant to the Rights Offering, (v) the transfer by DLB of the WCBB Assets to Gulfport along with the associated P&A Trust and associated funding obligation in exchange for five million shares (5,000,000) of Gulfport Common Stock, (vi) the funding by WRT of $3,000,000 to an entity (the "Litigation Entity") to be controlled by an independent party for the benefit of most of the Company's existing unsecured creditors and the transferring to that Entity any and all causes of action, claims, rights of actions, suits or proceedings which have been or could be asserted by WRT except for (a) the action to recover unpaid production proceeds payable to WRT by Tri-Deck Oil & Gas Company and (b) the foreclosure action to recover title to certain assets, (vii) the distribution of warrants to purchase Gulfport Common Stock at an exercise price of $10.00 per share to holders of certain securities litigation claims against the Debtor and to holders of the Debtor's Common Stock and preferred stock, and
(viii) the cancellation of the Debtor's common stock and preferred stock. Pursuant to the Plan, Gulfport owns a 12% economic interest in the Litigation Entity and the remainder of the economic interests in the Litigation Entity were allocated to unsecured creditors based on their ownership percentage of the thirteen million eight hundred thousand (13,800,000) shares distributed and issued as described in (i) and (ii) above.
The Plan became effective on July 11, 1997.

         Upon the Effective Date of the Plan, Gulfport became the owner of one hundred percent (100%) of the working interest in the shallow contract area at WCBB. The proceeds from the Rights Offering were utilized to provide the cash necessary to satisfy Administrative and Priority Claims ("APC"), fund the Litigation Entity with $3,000,000 and provide Gulfport with working capital.

         BUSINESS STRATEGY

         Gulfport's business strategy is to increase reserves and cash flow by exploring its existing properties and, to the extent permitted by Company's capital resources, acquiring additional Louisiana Gulf properties with exploitation and exploration potential.

         PRINCIPAL OIL AND GAS PROPERTIES

         Gulfport owns interests in a number of producing oil and gas properties located along the Louisiana Gulf Coast. At December 31, 1997, the Company served as the operator of all properties in which it held an interest. The following table presents certain information as of December 31, 1997 reflecting the Company's net interest in its producing oil and gas properties, including those held through joint ventures.


                               PRODUCING               SHUT-IN                                        PROVED RESERVES(2)
                                 WELLS                  WELLS                  ACREAGE          ----------------------------
                          -------------------     -------------------     -----------------      GAS        OIL       TOTAL
  PROPERTY(1)              GROSS       NET        GROSS         NET       GROSS       NET       (MBOE)     (MBOE)     MBOE
----------------          ------     --------     ------     --------     ------     ------     ------     ------     ------

Abbeville Field                1          0.7          1          0.7         60         42         10          2         12
Atchafalaya Bay Field          0            0          1          1.0          0          0        135        426        561
Bayou Penchant Field           8          8.0          4          4.0      1,360      1,360        803         23        826
Bayou Pigeon Field             9          7.9          4          4.0      1,490      1,490         21        267        288
Deer Island Field              4          4.0          1          1.0        412        412        193         12        205
East Hackberry Field          14          6.8         62         32.3      3,582      1,791         20        342        362
Golden Meadow Field            1          1.0          0          0.0       171         171        152         23        175
Lac Blanc Field                3          0.2          6          4.0      4,841      2,887          6          0          6
Napoleonville Field            3          3.0          2          2.0        278        278          0        189        189
West Hackberry Field           5          5.0         20         20.0        592        592          0         96         96
West Cote Blanche Bay         56         54.1        336        336.0      4,590      4,590         54     23,057     23,111
Other Wells                    1          0.3          8          4.3      1,559        522          0          0          0
                          ------     --------     ------     --------     ------     ------     ------     ------     ------

Total at year end            105         91.0        445        409.3     18,935     14,135      1,394     24,437     25,831
                          ======     ========     ======     ========     ======     ======     ======     ======     ======

         (1)      Substantially all properties are located in south Louisiana.
         (2) Represents proved reserves attributable to properties as estimated by independent petroleum engineers. See Note 20 to "Notes to Financial Statements."

         Abbeville Field. The Abbeville Field, purchased in March 1995 and situated on dry land near Abbeville in Vermillion Parish, Louisiana, was first discovered by Continental Oil Company ("Conoco") in 1939. The Company acquired approximately 70% of the working interest before payout (approximately 67% after payout) with an average net revenue interest ("NRI") of approximately 54% before payout (51% after payout) in approximately 60 gross acres, in the field. The three tracts acquired contain varying depth limitations. In one tract the Company acquired only the rights below 9,550 feet. Another tract is limited to depths from the surface down to 13,000 feet. The third tract contains both leases without depth limitations and leases with depth limited from the surface down to 13,000 feet. The two wells in the Abbeville Field produce primarily gas. During 1997, one well was successfully recompleted twice. Net proved ultimate reserves from these two projects are estimated at 135 Mmcfe.

         Bayou Penchant. The Bayou Penchant Field, purchased in January 1995, consists of approximately 1,360 gross acres of leases, and includes eight producing wells, four shut-in wells and one salt water disposal well in Terrebonne Parish, Louisiana. The Company's working interest is 100% (approximately 86% average NRI) in all but one well, the CL&F No. 7 well in which the Company's working interest is approximately 70% (59% NRI). The Bayou Penchant Field is located in a marshy area with existing dredged canals and produces primarily gas from multiple productive zones, ranging in depth from 2,400 to 10,400 feet. During 1997, there were three successful and two unsuccessful recompletion attempts. Net proved ultimate reserves from the five attempts are estimated at 453 Mmcfe.

         Bayou Pigeon Field. The Bayou Pigeon Field, purchased in March 1995, consists of approximately 1,490 gross acres located in the marshy coastal waters on both sides of Little Bayou Pigeon in Iberia Parish, Louisiana. The Company has a 100% working interest in thirteen wells (ten producing and three shut in wells, approximately 80% average NRI). The Company initially believed they owned a 100% working interest in three additional wells in the Bayou Pigeon Field; however, subsequent to December 31, 1995, the Company received notice from a third party claiming that the Company's title has failed as to approximately 43 acres. If it is ultimately determined that the Company's title has failed, the Company's working interest in these three wells would be reduced to approximately 7% (5% NRI), 75% (63% NRI) and 95% (72% NRI), respectively. The Company's financial statements as of and for the years ended December 31, 1997, 1996 and 1995 reflect operating results and proved reserves for the reduced working and net revenue interests. As the title failure predates its ownership of the field, the Company is currently evaluating its recourse against the predecessors-in-title relative to this issue. Production from the Bayou Pigeon Field is predominately oil from multiple productive zones at depths ranging from 6,900 to 12,000 feet. During 1996, one well was successfully recompleted. During 1997, one recompletion was marginally successful.

         Deer Island Field. The Deer Island Field, purchased in March 1995, is located in marshy, inland waters in Terrebonne Parish, Louisiana and is accessed by workboat through dredged canals. The Company acquired a 100% working interest (approximately 73% NRI before payout and 66% thereafter) in approximately 412 acres comprised of two non-contiguous lease blocks in the Deer Island Field. Current production from the southern lease block is primarily gas from multiple producing zones at depths ranging from 8,200 to 10,200 feet. The two wells in the northern lease block produce from an oil sand at a depth of approximately 10,350 feet. The interests in both tracts were originally acquired through two separate subleases from Exxon. In the southern lease block, the interest is composed of three tracts with varying depth limitations, with the greatest depth being approximately 10,500 feet. Exxon retained the rights below 10,500 feet and Exxon or other producers own the rights to the other outstanding depths. In the northern lease block, the interest is limited to depths between the surface and 10,720 feet. During 1997, two significant oil and gas wells sanded up and ceased production. Although there was no recompletion activity in 1997, two workover projects are scheduled for the first half of 1998, to rework the two wells sanded up in 1997.

         East Hackberry Field. In February 1994, the Company purchased a 100% working interest (approximately 82% average NRI) in certain producing oil and gas properties situated in the East Hackberry Field in Cameron Parish, Louisiana. The purchase included two separate lease blocks, the Erwin Heirs Block, originally developed by Gulf Oil Company and the Texaco State Lease ("S/L") 50 Block, originally developed by Texaco, Inc. The East Hackberry Field is located along the western shore of Lake Calcasieu in Cameron Parish, Louisiana approximately 80 miles west of Lafayette and 15 miles inland from the Gulf of Mexico. The properties cover approximately 3,582 acres of oil and gas leases, together with thirteen productive wells and sixty-three shut-in wells that were originally drilled by Gulf Oil Company and Texaco.

         In September 1994, the Company sold an overriding royalty interest in certain producing oil and gas wells situated in the East Hackberry Field to Milam Royalty Corporation ("Milam"). On an aggregate basis the overriding royalty interests provide for payment to Milam of 62.5% of 80% (equal to 50% on a 100% working interest basis) of the net profits attributable to the wells covered by the arrangement until Milam recovers 150% of its cash investment and 46.875% of 80% thereafter (equal to 37.5% on a 100% working interest basis). Related agreements further provide that for an additional royalty purchase price based on the then effective percentage described in the two preceding sentences of the Company's future cost of drilling new wells or recompleting existing wells in new reservoirs (and subject to certain limitations stated in such agreements), Milam may elect to retain an identical royalty interest in the new wells. The Company retains complete operational control over the East Hackberry Field. During 1997, there was one marginally successful recompletion, one unsuccessful recompletion attempt and one well was plugged and abandoned.

         Golden Meadow Field. The Golden Meadow Field, purchased in March 1995, is located in marshy, inland waters in Lafourche Parish, Louisiana and was discovered by Texaco in 1961. The portion of the Golden Meadow Field in which the Company owns a 100% working interest (approximately 79% average NRI) covers approximately 171 acres. The Golden Meadow Field is presently producing from a gas bearing sand at a depth of approximately 12,500 feet. Although there was no downhole activity in 1997, modifications to the surface equipment resulted in improved well performance and a slight increase in proved reserves.

         Lac Blanc Field. The Lac Blanc Field, purchased in July 1993, consists of 4,841 gross acres and underlies a marsh and shoreline near the community of Pecan Island in Vermilion Parish, Louisiana and was first discovered in 1975. The Company purchased a 91% average working interest (55% average NRI) in acreage within the Lac Blanc Field from an affiliate of Freeport-McMoRan, Inc. The sellers retained a 20% back-in working interest in any new wells drilled in previously undeveloped fault blocks. The field has produced approximately 150 Bcf of gas and 1.1 MMBbls of oil since its discovery, but in recent years it has experienced substantial production declines, which were accompanied by substantial increases in water production rates. Three unsuccessful attempts were made during 1995 to restore production to this field and compensate for the reduced gas volumes caused by the unexpected onset of water production. Two workover attempts were made in the Exxon Fee No. 23 well. A split in the casing ultimately resulted in the loss of future utility in the well. In early 1997, an Amine unit was installed and the wells were returned to production.

         In connection with the purchase of the Lac Blanc Field, the Company established a plugging and abandonment escrow arrangement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Commitments and Contingencies."

         Napoleonville Field. In December 1994, the Company purchased from BSFI Western E&P, Inc. ("BSFI") a 100% working interest (approximately 75% average
NRI) in approximately 300 acres of leases within the Napoleonville Field. Three producing wells, two shut-in wells and one saltwater disposal well are located within the Company's lease acreage. The Napoleonville Field is located in Assumption Parish, Louisiana on dry land and produces primarily oil from multiple pay zones which range in depth from 9,500 to 10,000 feet. The Company's interest in the Napoleonville Field was purchased in exchange for the issuance of 1,300,000 shares of its Common Stock. During 1997, a gravel pack was installed in one of the producing wells. There was no other downhole activity.

         West Hackberry Field. In November 1992, the Company purchased a 100% working interest (approximately 80% average NRI, subsequently increased to approximately 87.5% NRI) in acreage within the West Hackberry Field, in Cameron Parish, Louisiana. The field was discovered in 1928 and was developed by Superior Oil Company (now Mobil) between 1938 and 1988. During 1997, a rod pump was installed in one of the producing wells, resulting in an initial stabilized rate of 45 bopd.

         West Cote Blanche Bay Field. TEPI, the operator of WCBB prior to March 1997, discovered the WCBB field in 1938. This field lies approximately five miles off the coast of Louisiana in St. Mary Parish in a shallow bay, with water depths averaging seven to eight feet, and overlies one of the largest salt dome structures on the Gulf Coast. The Company acquired from TEPI a 6.25% working interest in the WCBB in July 1988. In April 1995, the Company completed the purchase of an additional 43.75% working interest in WCBB from an affiliate of Benton Oil and Gas Company and two affiliates of Tenneco, Inc. The sellers retained their interests in all depths below approximately 10,500 feet. Pursuant to the Plan, at the Effective Date, the Company acquired the remaining 50% working interest in WCBB in depths above the Rob "C" marker located at approximately 10,500 feet and became the operator of the field. During 1995, ten successful oil and three successful gas recompletions were made with two additional attempts being unsuccessful. Additionally, five new development oil wells and one new development gas well were drilled. One development well was unsuccessful. These success ratios are consistent with the Company's past experience in WCBB. During 1997, there were five successful recompletions (including two TEPI wells), three unsuccessful recompletion attempts, five successful workovers and two successful new wells. Net proved ultimate reserves for these projects are estimated to be in excess of 500 MBoe. During the first quarter of 1998 there were two successful and one marginally successful recompletion attempts.

         ACREAGE

         The following table sets forth the Company's developed acreage at December 31, 1997. The Company did not own any undeveloped acreage at December 31, 1997.

                                                     DEVELOPED ACREAGE (1)
                                                 ----------------------------
                                                 GROSS                  NET
                                               --------              --------
Louisiana Onshore and State Waters               18,935                14,135
Texas Onshore                                       381                    95
                                               --------              --------
    Total                                        19,316                14,230
                                               ========              ========

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

         The oil and gas leases in which the Company has an interest are for varying primary terms and may require the payment of delay rentals to continue the primary terms. The operator may surrender the leases at any time by notice to the lessors, by the cessation of production or by failure to make timely payment of delay rentals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Commitments and Contingencies - Texaco Global Settlement."

         DRILLING AND RECOMPLETION ACTIVITIES

         The following table contains data with respect to certain of the Company's field operations during the years ended December 31, 1997, 1996, and 1995. The Company drilled no exploratory wells during the periods presented.


                                             1997                     1996                      1995
                                             ----                     ----                      ----
                                     GROSS        NET          GROSS         NET         GROSS          NET
                                     -----        ---          -----         ---         -----          ---
Recompletions, Side-Tracks and
         Deepenings
         Oil                           6           5.5           12          5.7            35         19.5
         Gas                           6           4.5            5          3.2            17         12.7
         Non-Productive                6           5.5            7          4.7            18         13.2
                                      --          ----           --         ----            --         ----

                  Total               18          15.5           24         13.6            70         45.4
                                      ==          ====           ==         ====            ==         ====

Development Wells
         Oil                           1             1            0            0             6          3.5
         Gas                           0             0            0            0             2          1.1
         Non-Productive                0             0            1          0.5             2          1.1
                                      --            --           --          ---            --          ---

                  Total                1             1            1          0.5            10          5.7
                                      ==            ==           ==          ===            ==          ===



         TITLE TO OIL AND GAS PROPERTIES

         It is customary in the oil and gas industry to make only a cursory review of title to undeveloped oil and gas leases at the time they are acquired and to obtain more extensive title examinations when acquiring producing properties. However, with respect to future undeveloped leasehold and producing property acquisitions, if any, the Company will conduct title examinations on material portions of such properties in a manner generally consistent with industry practice. Certain of the Company's oil and gas properties may be subject to title defects, encumbrances, easements, servitude's or other restrictions, none of which, except as noted below, in management's opinion, will in the aggregate materially restrict the Company's operations.

         During 1996, the Company received notice that a third party is claiming that the Company's title has failed with respect to approximately 43 acres in the Bayou Pigeon Field. Some or all of the acreage in dispute is considered to be productive in three separate production units. Under the assumption that the Company's title is flawed, the Company's working interest in three units may be reduced from 100% of each unit to approximately 7% (5% NRI), 74% (63% NRI), and 95% (72% NRI). Financial statements as of and for the years ended December 31, 1997 and 1996, reflect operating results and proved reserves discounted for this possible failure.

As the alleged title failure predates its ownership of the field, the Company is currently evaluating its recourse against the predecessors-in-title relative to this issue. The Company is currently negotiating a settlement with the third party pursuant to their claim.

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

         The following table sets forth estimates of the proved oil and gas reserves of the Company at December 31, 1997, as estimated by the Company's independent petroleum engineers, Netherland, Sewell & Associates, Inc. ("NSAI"), reduced for the proved reserves attributable to the possible title failure of approximately 43 acres in the Bayou Pigeon Field. See "Title to Oil and Gas Properties" above.


                                                                           1997
                                                  ---------------------------------------------------
      PROVED RESERVES                             DEVELOPED            UNDEVELOPED              TOTAL
                                                  ---------            -----------              -----
         Oil (MBbls)                                    7,220                18,597             25,817
         Gas (MMcf)                                     8,259                 3,317             11,576
         MBoe                                           8,596                19,150             27,746

      Year-end pursuant value of estimated      $  16,075,000         $  60,355,000       $ 76,430,000
         future net revenues

         Total reserves increased to approximately 27,746,000 barrels of oil equivalent ("Boe") at December 31, 1997, from approximately 16,443,000 Boe at December 31, 1996. The 1997 year-end estimates increased from amounts previously reported due to the addition of 11,666,000 Boe associated with the acquisition of the remaining interest in the WCBB properties and the upward revisions to the reserves estimates of 947,000 Boe, offset in part by 1997 production of 1,036,000 Boe.

         The estimated future net revenues set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions prevailing at December 31, 1997. The estimated future production is priced at December 31, 1997, without escalation using $17.91 per Bbl and $2.62 per Mcf. Additional information concerning the Company's oil and gas reserves and disclosure of the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited) is set forth in Note 18 to the Company's financial statements.

         In compliance with federal law, the Company files annual reports with the Energy Information Agency of the U S. Department of Energy with respect to its production of oil and gas during each calendar year and its estimated oil and gas reserves at the end of each year. The reserve values set forth above and in the Company's Financial Statements attached hereto may vary within five percent from the estimates previously provided to the Department of Energy by the Company due to the Company's practice of including in its report to the U.S. Department of Energy all oil and gas production and reserves attributable to wells for which the Company serves as operator.

         PRODUCTION, PRICES AND COSTS

         The Company sells its oil and gas at the wellhead and does not refine petroleum products. Other than normal production facilities, the Company does not own an interest in any bulk storage facilities or pipelines. As is customary in the industry, the Company sells its production in any one area to relatively few purchasers, including transmission companies that have pipelines near the Company's producing wells. Gas purchase contracts are generally on a short-term "spot market" basis and usually contain provisions by which the prices and delivery quantities for future deliveries will be determined. The majority of the Company's crude oil production is sold on 30-day "evergreen" contracts with prices based on postings plus a premium. The following table contains certain historical data respecting the average sales prices received and the average production costs incurred by the Company during the years ended December 31, 1997, 1996 and 1995.


                                                       YEAR ENDED DECEMBER 31,
                                                ------------------------------------
                                                  1997           1996          1995
                                                --------       --------      --------
Production Volumes
         Oil (MBbls)                                 566           615           778
         Gas (MMcf)                                2,818         3,629         7,403
         Oil equivalents (MBoe)                    1,036         1,220         2,012
Average Prices
         Oil (per Bbl)                            $20.93        $22.17        $16.59
         Gas (per Mcf)                            $ 2.86        $ 2.86        $ 1.59
         Oil equivalents (per MBoe)               $19.20        $19.68        $12.27
Average production costs (per Boe)                 $9.05        $10.90        $ 4.74
Average production taxes (per Boe)                 $1.48        $ 1.47        $ 1.08


         Percentages of revenues from oil and gas sales to specific customers representing 10% or more of annual oil and gas revenues are recapped below:


                                                                      YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                               1997           1996         1995
                                                          -------------  -------------  ----------

         Texas-Ohio Gas, Inc.                                 N/A             N/A           13%
         Plains Marketing and
             Transportation                                   N/A             39%           19%
         Riverside Pipeline Company                           N/A             N/A           15%
         Tri-Deck Oil and Gas Company                         N/A             26%           32%
         Prior Energy                                         43%             15%           N/A
         Wickford Energy                                      29%             N/A           N/A
         Gathering and Energy Marketing                       22%             N/A           N/A

         FACILITIES

         The Company owns an industrial building located in Lafayette, Louisiana with approximately 12,500 square feet of office, warehouse and shop space.

         COMPETITION AND MARKETS

         Availability of Markets. The availability of a ready market for any oil and/or gas produced by Gulfport depends on numerous factors beyond the control of management, including but not limited to, the extent of domestic production and imports of oil, the proximity and capacity of gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and gas production and federal regulation of gas sold in interstate commerce. Gas produced by Gulfport in Louisiana is sold to various purchasers who service the areas where the Gulfport's wells are located. Gulfport's wells are not subject to any agreements that would prevent it from either selling its gas production on the spot market or committing such gas to a long-term contract; however, there can be no assurance that Gulfport will continue to have ready access to suitable markets for its future oil and gas production.

         Impact of Energy Price Changes. Oil and gas prices can be extremely volatile and are subject to substantial seasonal, political and other fluctuations. The prices at which oil and gas produced by Gulfport may be sold is uncertain and it is possible that under some market conditions the production and sale of oil and gas from some or all of it's properties may not be economical. The availability of a ready market for oil and gas and the prices obtained for such oil and gas, depend upon numerous factors beyond the control of Gulfport, including competition from other oil and gas suppliers and national and international economic and political developments. Because of all of the factors influencing the price of oil and gas, it is impossible to accurately predict future prices.

         REGULATION

         Orphaned Well Act. In June 1993, the Louisiana legislature passed the Louisiana Oilfield Site Restoration Law (the "Orphaned Well Act") which provides that if an oil field site is transferred from one party to another, the parties to the transfer may elect to establish a trust account for such site to provide a source of funds for future site restoration. A primary advantage of this law is that, once the site-specific trust account has been approved by the Secretary of the

Louisiana Department of Natural Resources (the "DNR"), the party transferring the oil field site is relieved of liability by the state for any site restoration costs or actions associated with the site. Management believes that this makes Gulfport and others who are willing to use this law more competitive as purchasers of oil and gas properties. If the parties to a transfer elect to be covered under the Orphaned Well Act, the Secretary of the DNR will require that a site assessment be performed by a contractor approved by the special state commission created under the statute and will require the parties to the transaction to provide a proposed funding schedule for the trust account. The site assessment must specifically identify site restoration costs needed to restore the oil field site based on conditions existing at the time of the transfer. Generally, some contribution to the trust account will be required at the time of the transfer and additional funding will be required quarterly thereafter until the account is fully funded. The trust account is monitored by the DNR and the funds in the trust accounts remain the property of the DNR. The purchaser of the oil field site is liable for site restoration at the end of its useful life. If the purchaser restores the site, the purchaser will be entitled to recover the balance of the trust account. Compliance with such law does not, however, relieve the parties to the transaction from liability to private parties.

         Gulfport is contractually committed in its purchase contracts for the Initial LLOG Property and Remaining LLOG Properties to establish plugging and abandonment escrow funds as allowed by Louisiana's Orphaned Well Act. In connection with its bankruptcy case, LLOG filed a claim asserting that the Debtor was required, notwithstanding the bankruptcy case, to fulfill its contractual commitment to establish plugging and abandonment funds (the "Asserted LLOG P&A Trusts"), and that LLOG had a vendor's lien on the Initial LLOG Property and Remaining LLOG Properties securing the Debtor's performance of the contractual commitment. The Debtor disputed LLOG's claim and its asserted vendor's lien, and filed an objection seeking a disallowance of LLOG's claim and a determination that any claim asserted by LLOG with respect to the Asserted LLOG P&A Trusts was unsecured. On July 8, 1997, the Bankruptcy Court ruled that LLOG's claim with respect to the Asserted LLOG P&A Trusts was secured by a valid vendor's lien on the Initial LLOG Property and Remaining LLOG Properties, but did not determine the amount of such claim. The Debtor filed a motion requesting that the Bankruptcy Court reconsider its ruling. On January 15, 1998, the Bankruptcy court denied Gulfport's motion to reconsider its ruling. Therefore, Gulfport will be required to establish plugging and abandonment funds. The amount of and terms of payment into each fund will be established by the State of Louisiana upon completion of an independent study to be commissioned by the Company. As of March 31, 1998, the independent study had not been completed. Accordingly, Gulfport is unable to determine the amount and payment towards the future obligation related to these commitments.

         Environmental Regulation. Operations of Gulfport are subject to numerous federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities, prohibit drilling activities on certain lands lying within wetlands or other protected areas and impose substantial liabilities for pollution resulting from drilling and production operations. Moreover, state and federal environmental laws and regulations may become more stringent. These environmental laws and regulations may affect Gulfport's operations and costs as a result of their effect on oil and gas development, exploration, and production operations. For instance, legislation has been proposed in Congress from time to time that would amend the federal Resource Conservation and Recovery Act of 1976 ("RCRA") to reclassify oil and gas production wastes as "hazardous waste." If such legislation were enacted, it could have a significant impact on the Company's operating costs, as well as the oil and gas industry in general. It is not anticipated that Gulfport will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, Gulfport is unable to predict the ultimate cost of compliance. In addition, The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") and certain state laws and regulations impose liability for cleanup of waste sites and in some cases attorney's fees, exemplary damages and/or trebling of damages.

         The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits do not apply. Few defenses exist to the liability imposed by the OPA. The OPA also imposes ongoing requirements on a responsible party, including proof by owners and operators of offshore oil and gas facilities of establishment of $150,000,000 in financial responsibility. Financial responsibility could be established by various means including insurance, guarantee, surety bond, letter of credit or qualification as a self-insurer. There is substantial uncertainty as to whether insurance companies or underwriters will be willing to provide coverage under the OPA. The financial tests or other criteria that will be used to judge self-insurance are also uncertain. Gulfport cannot predict the final resolution of these financial responsibility issues but such requirements have the potential to result in the imposition of substantial additional annual costs on it or otherwise materially adversely affect it. The impact of the rule should not be any more adverse to Gulfport than it will be to the other similarly situated or less well capitalized owners or operators. See "Operational Hazards and Insurance".

         The Clean Water Act, together with the related National Pollution Discharge Elimination System ("NPDES"), and similar state environmental laws are expected to prohibit oil and gas producers from discharging produced water overboard into waters of the U.S. shoreward of the territorial seas ("Coastal Waters") within one year or less. Gulfport is currently discharging produced water overboard at its Tigre Lagoon facility in Louisiana. In June 1995, Gulfport began underground injection at its East Hackberry facility and discontinued overboard discharge. Gulfport received the final permit (WP #4831) from the Louisiana Department of Environmental Quality ("LDEQ") on February 18, 1995 in connection with its Tigre Lagoon facility.

The final permit expired on December 31, 1996. In addition, the Company has filed and obtained a NPDES permit with the Environmental Protection Agency ("EPA") for coverage of the applicable Company Coastal Waters facilities under the EPA general permit relating to discharge of produced water.

         Radioactive Materials Licensing. Gulfport is licensed, regulated and subject to inspection by the LDEQ with respect to the ownership and operation of its radioactive well logging tools. Failure to comply with such licensing and regulatory requirements could cause Gulfport to lose its rights to operate its well logging tools. Gulfport's radioactive well logging tools required the use of radioactive materials and explosives which may result in substantial losses or liabilities to third parties, including claims for bodily injuries, reservoir damage, loss of reserves, environmental damage and other damages to persons or property. In December of 1997, Gulfport sold all of its radioactive well logging tools. See "Operational Hazards and Insurance" below.

         Federal and State Regulation. Complex regulations concerning all phases of energy development at the local, state and federal levels apply to Gulfport's operations and often require interpretation by Gulfport's professional staff or outside advisors. The federal government and various state governments have adopted numerous laws and regulations respecting the production, transportation, marketing and sale of oil and gas. Regulation by state and local governments usually covers matters such as the spacing of wells, allowable production rates, pooling and unitization, environmental protection, pollution control, pricing, taxation and other related matters. In Louisiana, the Commissioner of the Office of Conservation is empowered to create geographic or geological units for drilling and producing wells which units contain, in the Commissioner's sole judgement, the production acreage likely to be efficiently and economically drained by such well. These units are created only after notice to interested parties and a hearing at which time the Commissioner will accept geological and engineering testimony from the interested parties. The creation of these units could have the result of combining Gulfport's leasehold interest with lease acreage held by competing producers and could have the effect of reducing Gulfport's interest in a drilling or producing well below the leasehold interest to which it would otherwise be entitled. Unitization of Gulfport's properties may force Gulfport to share production from its wells and leases with others and can occur after development or acquisition costs have been incurred by Gulfport. If Gulfport's leases are subjected to unitization, Gulfport may ultimately be entitled to a lesser share of production from its wells than it expected. Any federal leases acquired by Gulfport will be subject to various federal statutes and the rules and regulations of federal administrative agencies. Moreover, future changes in local, state or federal laws and regulations could adversely affect the operations of Gulfport.

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

         Gulfport's natural gas gathering operations may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement, and management of facilities. Pipeline safety issues have recently become the subject of increasing focus in various political and administrative arenas at both the state and federal levels. Gulfport cannot predict what effect, if any, the adoption of additional pipeline safety legislation might have on its operations, but does not believe that any adverse effect would be material.

         Proposals and proceedings that might affect the oil and gas industry are routinely pending before the Congress, FERC, and the courts. Gulfport cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been very heavily regulated. There is no assurance that the current regulatory approach pursued by the FERC will continue indefinitely into the future.

         Notwithstanding the foregoing, it is not anticipated that compliance with existing federal, state and local laws, rules and regulations will have a material adverse effect upon the capital expenditures, earnings or competitive position of Gulfport.

         OPERATIONAL HAZARDS AND INSURANCE

         Gulfport's operations are subject to all of the risks normally incident to the production of oil and gas, including blowouts, cratering, pipe failure, casing collapse, oil spills and fires, each of which could result in severe damage to or destruction of oil and gas wells, production facilities or other property, or injury to persons. The energy business is also subject to environmental hazards, such as oil spills, gas leaks, and ruptures and discharge of toxic substances or gases that could expose Gulfport to substantial liability due to pollution and other environmental damage. Although Gulfport maintains insurance coverage considered to be customary in the industry, it is not fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. The occurrence of a significant event that is not fully insured against could have a material adverse effect on Gulfport's financial position.

         EMPLOYEES

         At December 31, 1997, the Company employed 21 persons, including 1 executive. At March 1, 1998, the Company employed 18 persons, including 1 executive. None of the Company's employees are represented by labor unions or covered by any collective bargaining arrangement. The Company considers its relations with its employees to be satisfactory.

         ITEM 2.  PROPERTIES

         See Item 1 - Business for details on properties.

         ITEM 3.  LEGAL PROCEEDINGS

         During 1996, WRT received notice from a Third Party claiming that WRT's title has failed as to approximately 43 acres in the Bayou Pigeon Field. Some or all of the acreage in the dispute is considered to be productive in three separate production units. Assuming that WRT's title is flawed, WRT's working interest in three units may be reduced from 100% of each unit to approximately 7% (5% NRI), 75% (63% NRI), and 95% (72% NRI), respectively. The financial statements as of and for the years ended December 31, 1997, 1996 and 1995, reflect operating results and proved reserves discounted for this possible title failure. As the alleged title failure predates its ownership of the field, Gulfport is currently evaluating its recourse against the predecessors-in-title relative to this issue. The Company is currently negotiating a settlement with the Third Party of its claim.

         During 1995, the Company entered into a marketing agreement with Tri-Deck Oil and Gas Company ("Tri-Deck") pursuant to which Tri-Deck would market all of WRT's oil and gas production. Subsequent to the agreement, James Florence, who served as both Tri-Deck's principal and WRT's Director of Marketing, assigned to Plains Marketing Tri-Deck's right to market WRT's oil production and assigned to Perry Oil & Gas ("Perry Gas") Tri-Deck's right to market WRT's gas production. During early 1996, Tri-Deck failed to make payments to WRT attributable to several months of WRT's gas production. Consequently, on May 20, 1996, the Company filed with the Bankruptcy Court a Motion to Reject the Tri-Deck Marketing Agreement, and on May 29, 1996, the Company initiated an adversary proceeding against Tri-Deck and Perry Gas. Perry Gas was the party which ultimately purchased the Company's gas production for the months in question.

       On January 20, 1998, Gulfport and the Litigation Trust entered into a Clarification Agreement to clarify provisions of the Plan that might be ambiguous as to whether the Company or the Litigation Trust should prosecute Causes of Action so as to avoid duplicative litigation efforts, as well as possible res judicata and collateral estoppel effect as to claims, which could reduce the pool of potential recoveries otherwise made available to each party's respective beneficiaries. As a part of the Clarification Agreement, the Trust will intervene or be substituted as the actual party in interest in the Tri-Deck case.

         Wildwing Investments, Inc. ("Wildwing") initiated litigation against the Company entitled Wildwing Investments, Inc. v. WRT Energy Corporation, pending in the Fifteenth Judicial District Court, Parish of Lafayette, State of Louisiana. This case has been settled in principle, although no settlement document has been finalized as of the date of this filing. The terms of the settlement are that Plains Resource & Transportation, Inc. and Wickford Energy Marketing, L.C. ("Stakeholders"), who are currently holding funds in suspense attributable to mineral production from the leases made the subject of the lawsuit, will be instructed by the Company and Wildwing to distribute $269,500 to Wildwing in full and final compromise of the Lafayette litigation. Additional sums held by the Stakeholders are to be distributed to the lessors of the leases made the subject of the litigation an amount for payment of royalties due and owing up to the date of this filing. The balance held by the Stakeholders will thereafter be distributed to the Company. Settlement of this dispute therefore does not present an immediate loss to the Company.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

        ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

        HISTORICAL MARKET INFORMATION

        Since the Effective Date, Gulfport's common stock has been included for quotation on the NASD OTC Bulletin Board under the trading symbol "WRTE" (through March 30, 1998) and "GPEC" thereafter. The following table sets forth the high and low sales prices and volume of trading in the common stock in each quarter commencing with the Effective Date.



             1997                           LOW                 HIGH
------------------------------------  ----------------     ---------------

Third quarter                           No activity           No activity
     (Commencing July 11,1997)
Fourth quarter                                $3.75                 $5.00


        Prior to February 29, 1996, WRT's common stock had been quoted on the NASDAQ National Market under the symbol "WRTE". During the period January 1, 1996 through February 29, 1996, the high and low sales price reported on the NASDAQ National Market were $1.19 and $0.25 respectively. Effective February 29, 1996, WRT's common stock was delisted form the NASDAQ National Market.

        HOLDERS OF RECORD

        At the close of business on March 24, 1998, there were 22,076,315 shares of Common Stock outstanding held by 298 shareholders of record.


        DIVIDEND POLICY

        The Company has never paid dividends on its Common Stock. Gulfport currently intends to retain all earnings to fund its operations and expansion. Therefore, Gulfport does not intend to pay dividends on its Common Stock in the foreseeable future. Further, the Credit Facility restricts the Company from declaring or paying any dividends on any class of its capital stock so long as the Credit Facility is outstanding.

         ITEM 6. SELECTED FINANCIAL DATA


         The following selected financial data as of and for the year ended December 31, 1996 and as of and for the six months and 10 days ended July 10, 1997 for the Predecessor Company and the five months 21 days ended December 31, 1997 for the Reorganized Company are derived from the financial statements of the Company included elsewhere in the Annual Report. The selected financial data at December 31, 1995, 1994, and 1993 and for the years then ended have been derived from historical consolidated financial statements of WRT. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and the notes thereto included elsewhere in this Annual Report.

                                   REORGANIZED
                                     COMPANY                      PREDECESSOR COMPANY
                                   ------------   ------------------------------------------------------
                                     JULY 11,     SIX MONTHS
                                     1997 TO       10 DAYS              YEAR ENDED DECEMBER 31,
                                   DECEMBER 31,    JULY 10,    -----------------------------------------
                                       1997          1997        1996       1995        1994      1993
                                   ------------   ----------   --------   --------    --------   -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Statement of Operation Data

Oil and gas sales                     $ 9,756        $ 10,138  $ 24,019   $  24,655    $11,034   $ 4,657
Operating expenses                     11,478          11,002    40,855     139,497(1)  10,126     5,841
                                      -------        --------  --------   ---------    -------   -------
Net income (loss) from
   operations                          (1,722)           (864)  (16,836)   (114,842)       908    (1,184)
                                      -------        --------  --------   ---------    -------   -------
Interest expense                          727           1,106     5,562      13,759         19       447
Reorganization costs                       --           7,771     7,345          --         --        --
Net income (loss) before
   income taxes and
   extraordinary item                  (1,713)         (9,615)  (29,387)   (128,175)     4,266    (1,322)
Extraordinary item                         --          88,723        --          --         --        --
Net income (loss) before
   dividends on preferred stock        (1,713)         79,108   (29,387)   (128,175)     4,230    (1,322)
Dividends on preferred stock               --          (1,510)   (2,846)     (2,846)    (2,846)     (591)
Net income (loss) available
   to common stock                     (1,713)         77,598   (32,233)   (131,021)     1,384    (1,913)
Earnings (loss) per common and
   common equivalent
   share                                (0.08)            N/A      N/A        N/A          N/A       N/A
Average common and common
   equivalent shares outstanding       22,076           9,539     9,539       9,466      7,792     4,154
Capital expenditures                  $ 5,644        $  2,562  $  4,823   $ 116,730    $40,087   $14,325


                                   REORGANIZED
                                     COMPANY                      PREDECESSOR COMPANY
                                   ------------    -----------------------------------------------------
                                                                      DECEMBER 31,
                                   DECEMBER 31,    -----------------------------------------------------
                                      1997            1996        1995       1994       1993
                                   ------------    ---------   ---------   --------   --------
Balance Sheet Data (in thousands)

Working capital (deficit)            $  (719)      $ 148,932   $(131,601)   $ 6,301   $ 24,270
Property, plant and
   equipment, net                     81,501          56,899      63,913     59,042     18,586
Total assets                          92,346          68,076      79,247     81,857     48,233
Total long-term debt                  13,528              --          --      6,260        205
Shareholders' equity (deficit)        70,280         (90,551)    (61,869)    63,538     43,394


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

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As a result of the Reorganization Case and Plan, which was consummated and became effective on July 11, 1997, the Company was required to present its financial statements pursuant to fresh start reporting standards. Accordingly, the financial statements of Gulfport are not comparable to the financial statements of WRT. However, in the case of the statement of operations, the Company believes that comments comparing calendar years are appropriate in order to provide a more meaningful understanding of the Company's operations.

         The following discussion and analysis of the Company's financial condition and results of operations is based in part on the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K and should be read in conjunction therewith.

         RECENT EVENTS

         See Item 1 "Business - Events Leading to the Reorganization Case" for a discussion of recent events related to the Company's operations and subsequent filing for protection under Chapter 11 of the Federal Bankruptcy Code.

         ACCOUNTING CHANGE

         Before July 11, 1997, the Company used the successful efforts method for reporting oil and gas operations. Commencing on the Effective Date, the Company converted to the full cost pool method of accounting for its oil and gas operations to be in conformity with the method used by DLB, its principal shareholder.

         Due to the restating of property values to comply with fresh start accounting and the conversion from the successful efforts method to the full cost pool method for reporting oil and gas operations on the Effective Date, comparison of depreciation, depletion, and amortization expense for the year ended December 31, 1997, with prior years will not be meaningful.

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


                                                                  YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         1997              1996            1995
                                                     -------------     -------------    ---------
Production Volumes
         Oil (MBbls)                                      566               615              778
         Gas (MMcf)                                     2,818             3,629            7,403
         Oil equivalents (MBoe)                         1,036             1,220            2,012
Average Prices
         Oil (per Bbl)                                 $20.93            $22.17           $16.59
         Gas (per Mcf)                                 $ 2.86            $ 2.86           $ 1.59
         Oil equivalents (per MBoe)                    $19.20            $19.68           $12.27
Average production costs (per Boe)                     $ 9.05            $10.90           $ 4.74
Average production taxes (per Boe)                     $ 1.48            $ 1.47           $ 1.08



         COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

         The Company reported net income attributable to common stock of $77,598,000, for the year ended December 31, 1997, as compared with net loss attributable to common stock of $32,233,000, for the year ended December 31, 1996. The changes in earnings attributable to common stock of $109,628,000 was due primarily to the following factors:

         Oil and Gas Revenues. During 1997, the Company reported oil and gas revenues of $19,894,000, a 17% decrease from revenues of $24,019,000 for 1996. The decreased revenues are attributable to a decrease in production volumes of 184 MBoe along with a decrease of $0.48 per Boe in average sales price for the year. The production declines are due primarily to normal production declines and the loss of production from two large oil wells on the Deer Island lease during 1997, offset in part by the addition of an additional 50% interest in the WCBB properties on the Effective Date.

         Production Costs. Production costs decreased $3,918,000, or 29% to $9,386,000 in 1997 from $13,304,000 in 1996. Production costs per Boe decreased 14% from $10.92 in 1996 to $9.41 per Boe in 1997. This decrease in production costs per Boe was due primarily to the addition in 1996 of the following, as additional production costs(1) disputed claims adjustments totaling approximately $2,814,000, (2) the Milam Royalty Corp. settlement in the amount of $1,172,000, and the (3) Lac Blanc purchase price adjustment in the amount of $479,000. Production costs per Boe excluding the previously mentioned items increased by $0.81 in 1997 as compared with 1996, due primarily to increased workover activities.

         Gross Production Taxes. Production taxes decreased by $258,000, or 14%, from $1,791,000 in 1996 to $1,533,000 in 1997. This decrease is partially attributable to the fact that in Louisiana, gross production taxes on gas sales are computed on a volumetric basis rather than on the sales price, and gas volumes decreased by 811 Mmcf, and partially due to a decrease of $1,792,000 in oil sales in 1997 as compared with 1996.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $7,856,000 in 1997. Due to the restating of property values to comply with fresh start accounting and the conversion from the successful efforts method to the full cost pool method for reporting oil and gas operations on the Effective Date, comparisons of 1997 depreciation, depletion, and amortization expense with prior years will not be meaningful.

         General and Administrative Expense. General and administrative expenses increased by 13% from $3,210,000 in 1996 to $3,642,000 in 1997 due primarily to a decrease of $616,000 in administrative costs charged to operations resulting from certain changes in billing practices implemented in 1997. Also contributing to this increase was a substantial increase in audit fees and contract labor incurred in connection with implementing the plan of reorganization. These increases were partially offset by lower salary expenses and other cost savings implemented by management.

         Provision for Doubtful Accounts. Provision for doubtful accounts decreased $5,087,000 from $5,158,000 in 1996 to $71,000 in 1997. The provision for doubtful accounts for 1996 consists primarily of an allowance of a receivable in the amount of $4,278,000 relating to the Tri-Deck legal proceeding (See "Legal Proceedings"). On January 20, 1998, the Company's rights to its claims against Tri-Deck were assigned to the Litigation Trust in consideration for the right to receive 50% of the net proceeds from the settlement of these claims. In addition, during 1996 the Company charged an additional $880,000 to bad debts expense related to receivables deemed uncollectible as a result of the Reorganization Case.

         Restructuring Charges and Reorganization Costs. During 1997 the Company incurred $7,771,000 in reorganization costs, consisting of $3,000,000 contributed to the Litigation Entity as called for in the Plan of Reorganization, $1,515,000 reimbursed to DLB for restructuring costs it incurred on the Company's behalf, professional fees totaling $2,213,000 and an accrual of $1,043,000 for estimated future costs to be incurred in connection with the reorganization.

         During 1996, the Company incurred reorganization costs of $7,345,000, consisting primarily of professional fees totaling $2,594,000, and the write-off of previously capitalized debt issuance costs on the Senior Notes in the amount of $3,834,000.

         Minimum Production Guarantee Obligation. The Company provided Tricore with a limited production guarantee based on the minimum production schedule attached to the Tricore Joint Venture Agreement. As collateral for the Company's obligations under the production guarantee, Tricore held a partial assignment of an interest in the West Cote Blanche Bay Field. This 4.68% working interest (3.72% net revenue interest) assignment was made subject to the terms and provisions of the Joint Venture Agreement. Upon satisfaction of the production guarantee, Tricore is required to execute and deliver a release of the partial assignment. As discussed elsewhere in this Annual Report, the Company accrued $5,555,000 in 1996 and $3,591,000 in 1995 related to its anticipated minimum production guarantee obligation to Tricore Energy Venture, L.P. The additional accrual in 1996 was due in part to the disallowance of the Section 29 Energy Credit by the FERC and the subsequent ruling in the FERC's favor by the United States Court of Appeals, as further discussed below, and in part due to downward revisions of the reserve estimates associated with the properties collateralizing the production payment obligations.

         No additional liability was accrued in 1997 in connection with this production payment guarantee. On December 9, 1997, the Tricore claim was settled by the Bankruptcy Court as an Allowed General Unsecured Claim in the amount of $6,800,000 for which Tricore received 524,000 shares of Gulfport and 524,000 litigation Entity interests. As a part of this settlement, Tricore transferred its interest in the Joint Venture to the Company with the stipulation that if the Company sells any of the Joint Venture's properties within one year, the Company will pay to Tricore the net proceeds from the sale.

         Impairment of Long-Lived Assets. During 1996, the Company recognized an impairment loss related to its oil and gas properties and long-lived assets in the amount of $3,864,000. The 1996 impairment loss was due primarily to further declines in the Company's estimated oil and gas reserves and the write-down of certain other equipment to its appraised value.

         Based primarily on an analysis of the independent engineers reserve report dated January 1, 1998, Management has determined that there was no impairment of long-lived assets during 1997.

         Interest Expense. Interest expense decreased from $3,729,000, from $5,562,000 for 1996 to $1,833,000 primarily due to the termination of the interest accrual on the $100,000,000 in Senior Notes as of February 14, 1996 (the filing date of the Chapter 11 proceedings).

         Extraordinary Gain. During 1997, the Company recognized an extraordinary gain of $88,723,000 related to the forgiveness of debt recognized in connection with implementing the Plan of Reorganization.


         COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

         The Company reported a net loss attributable to common stock of $32,233,000 ($3.38) per share, for the year ended December 31, 1996, as compared with a net loss attributable to common stock of $131,021,000, ($13.84) per share for 1995. The reduction in net losses attributable to common stock of $98,788,000 was due primarily to the following factors:

         Oil and Gas Revenues. During 1996, the Company reported oil and gas revenues of $24,019,000, a 3% decrease from revenues of $24,655,000 for 1995. The decreased revenues are attributable to a decrease in production volumes of 792 MBoe offset by an increase of $5.58 per MBoe in average sales price for the year. The production declines are due in part to the mechanical failure of the Exxon Fee No. 23 and in part due to normal production declines.

         Production Costs. Production costs increased $3,770,000, or 40%, from $9,534,000 in 1995 to $13,304,000 in 1996. Production costs per MBoe increased 130%
from $4.74 in 1995 to $10.92 in 1996. This increase in production costs per MBoe was due primarily to the inclusion in 1996, of the following, as additional production costs (1) disputed claims adjustments totaling approximately $2,814,000, (2) the Milam Royalty Corp. settlement in the amount of $1,172,000, and the (3) Lac Blanc purchase price adjustment in the amount of $479,000. Production costs on the properties excluding the previously mentioned items decreased by 7% while the oil sales volume decreased by 21% and the gas sales volumes decreased by 51%, resulting in significantly increased production costs per MBoe.

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

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased 37% from $12,645,000 in 1995 to $7,973,000 in 1996. This decrease was due primarily to 21% decrease in oil production combined with a 51% decrease in gas production. On an MBoe basis, depreciation, depletion and amortization expense increased 4% from $6.30 per MBoe in 1995 to $6.54 per MBoe in 1996.

         General and Administrative Expense. General and administrative expenses decreased by 34% from $4,882,000 in 1995 to $3,210,000 in 1996 as a result of the Company's change in strategy resulting in a substantial reduction in personnel and third-party geological and engineering costs.

         Provision for Doubtful Accounts. Provision for doubtful accounts increased $3,151,000 from $2,007,000 at December 31, 1995 to $5,158,000 at
December 31, 1996. The provision for doubtful accounts for 1996 consists primarily of an allowance of a receivable in the amount of $4,278,000 relating to the Tri-Deck legal proceeding (See "Legal Proceedings"). In addition, during 1996 the Company charged an additional $880,000 to bad debts expense related to receivables deemed uncollectible as a result of the Reorganization Case.

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

     Minimum Production Guarantee Obligation. The Company has provided Tricore with a limited production guarantee based on the minimum production schedule attached to the Tricore Joint Venture Agreement. As discussed elsewhere in this Annual Report, the Company accrued $5,555,000 in 1996 and $3,591,000 in 1995 related to its anticipated minimum production guarantee obligation to Tricore Energy Venture, L.P. The additional accrual in 1996 was due in part to the disallowance of the Section 29 Energy Credit by the FERC and the subsequent ruling in the FERC's favor by the United States Court of Appeals, as further discussed below, and in part due to downward revisions of the reserve estimates associated with the properties collateralizing the production payment obligations.


     Impairment of Long-Lived Assets. Effective December 31, 1995, the Company adopted SFAS No. 121 resulting in the recognition of an impairment loss related to the Company's oil and gas properties and other long-lived assets in the amount of $103,266,000. During 1996, the Company recognized an additional impairment loss related to its oil and gas properties and long-lived assets in the amount of $3,864,000. The 1996 impairment loss was due primarily to further declines in the Company's estimated oil and gas reserves and the write-down of certain other equipment to its appraised value.

     Interest Expense. Interest expense decreased $8,197,000, from $13,759,000 for 1995 to $5,562,000 for 1996, primarily due to the termination of the interest accrual on the $100,000,000 in Senior Notes as of February 14, 1996 (the filing date of the Chapter 11 proceedings).

         LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows used by operating activities for the year ended December 31, 1997 was $3,890,000 as compared to net cash flows provided by operating activities in 1996 of $9,140,000. This $13,030,000 decrease in cash flows was due primarily to the increase in accounts payable in 1996 of $11,365,000, incurred as a result of the stay provided by the Bankruptcy Court. The majority of these payables were satisfied in connection with the fresh start accounting and did not effect cash flows from operating activities in 1997. Also contributing to the decrease in cash flows was a $4,125,000 decrease in realization of oil and gas revenues.

     On the Effective Date, the Company received gross proceeds from the Rights Offering of $13,300,000 of which $3,248,000 was used to pay the interest and loan fees in connection with the INCC loan, $3,000,000 was used to fund the litigation trust called for in the Plan, $2,963,000 was used to pay pre-petition claims, and $2,492,000 was used to pay administrative claims. The balance of $1,597,000 was used for additional working capital for the Company.

         In addition, on the Effective Date, the Company exchanged $123,845,000 in unsecured debt for 10,000,000 shares of Gulfport common stock and DLBW and Dublin Acquisitions a related party to DLBW, exchanged $9,293,000 of secured debt for 2,655,000 shares of Gulfport common stock.

         On July 11 1997, the Company entered into a $15,000,000 credit agreement (the "Credit Agreement") with ING (U.S.) Capital Corporation ("ING") that is secured by substantially all of the Company's assets. The terms of the Credit Agreement required the payoff of a portion of the $18,081,590 in principal and interest outstanding under the Company's credit facility (the "Credit Facility") with International Nederlanden (U.S.) Capital Corporation (predecessor to ING) with proceeds under the Credit Agreement. As of December 31, 1997, the outstanding principal balance under the Credit Agreement was $15,000,000. Pursuant to the terms of the Credit Agreement, the Company may elect to be charged at the bank's fluctuating reference rate plus 1.25% or the rate plus 3.0% at which Eurodollar deposits for one, two, three or six months are offered to the bank in the Interbank Eurodollar. Principal payments of $1,000,000 each are due in September 1998, December 1998, and March 1999 with the remaining principal balance due at maturity on July 10, 1999.

         The Credit Agreement contains restrictive covenants which impose limitations on the Company with respect to, among other things: (i) the maintenance of current assets equal to at least 110% of current liabilities (excluding any current portion of the Credit Agreement); (ii) the incurrence of debt outside the ordinary course of business; (iii) dividends and similar payments; (iv) the creation of additional liens on, or the sale of, the Company's oil and gas properties and other assets; (v) the Company's ability to enter into forward, future, swap or hedging contracts; (vi) mergers or consolidations; (vii) the issuance of securities other than Common Stock and options or warrants granting the right to purchase Common Stock; (viii) the sale, transfer, lease, exchange, alienation or disposal of Company properties or assets; (ix) investments outside the ordinary course of business; (x) transactions with affiliates; (xi) general and administrative expenditures in excess of $1 million during any fiscal quarter or in excess of $3 million during each fiscal year; and (xii) the maintenance of an aggregate net present value attributable to all Collateral as determined from engineering reports equal to 120% of the principal amount of the Note on such date.

         During 1997, the Company invested $21,931,000 in property acquisition and development, as compared to $4,282,000 during 1996. Included in 1997 property additions the acquisition of the 50% interest in WCBB properties not owned by the Company in exchange for 5,616,000 shares of Gulfport common stock, 616,000 shares of which were issued for additional capital expenditures on these properties paid by DLB. This 50% interest in the WCBB properties was valued at $15,144,000 for financial reporting purposes. During 1997, the Company received approximately $2,100,000 from the sale of substantially all its well servicing equipment.

         Net cash provided in financing activities for 1997 was $5,137,000 as compared to $29,611,000 during 1996. The 1996 cash flows from financing occurred as a result of the deferral of pre-petition claims in connection with the Company's Chapter 11 Bankruptcy filing in February 1996.

         Commencing with the Effective Date of the Plan, the Company commenced a program to increase production rates, lengthen the productive life of wells and increase total proved reserves primarily through sidetracks out of and recompletions of shut-in wells and installation of hydrocyclones on gas wells producing large volumes of formation water. In addition, certain sidetrack and development drilling locations have been identified that are expected to improve reservoir drainage and increase the ultimate recovery of reserves. Pursuant to this strategy, the Company plans to utilize farm out type arrangements in which investors pay the development costs in exchange for a working interest in the developed properties. Although the Company is engaged in discussions with respect to such arrangements, no definitive agreements have been reached. Certain recompletions are anticipated to be financed internally. The Company's capital budget for 1998 for these recompletions is approximately $ 1,000,000. Funding for this capital budget is anticipated to come primarily from cash flows from operations. In addition, at December 31, 1997, the Company owed DLB $1,728,000 for capital expenditures and management fees. See Note 2 to the financial statements for further details. The Company anticipates that this sum will be paid in April of 1998 from proceeds from the sale of its well servicing equipment or from borrowings.

         The inability of the Company to obtain adequate financing of its projected future development costs would severely impair the value of the Company's oil and gas properties, its cash flows and, ultimately, its continued existence. The uncertainty about the Company's ability to finance future development costs raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the impairment related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern. See Note 2 to the Company's financial statements.

         COMMITMENTS AND CONTINGENCIES


     Lac Blanc Escrow Account

                  In connection with its purchase of a 91% working interest in the Lac Blanc Field, the Company deposited $170,000 in a segregated trust account and agreed to make additional deposits of $20,000 per month until the accumulated balance of the trust account reaches $1,700,000. These funds are held in a segregated account for the benefit of the State of Louisiana to insure that the wells in the Lac Blanc Field are properly plugged upon cessation of production. In return for this financial commitment, the State has granted the sellers an unconditional release from their contingent liability to the state to plug and abandon the wells. When all existing wells in the Lac Blanc Field have been properly plugged and abandoned, the funds in the trust account, should any remain, will revert to the Company. Due to the filing of the Reorganization Case in June 1996, the Company ceased contributions to the segregated account. At December 31, 1997, the balance in this escrow account was $871,000.

                  Under the Plan, the Company will fund the unfunded portion of the escrow and maintain future funding requirements.

     Plugging and Abandonment Funds

               The Company is contractually committed in its purchase contracts for the Initial LLOG Property and Remaining LLOG Properties to establish plugging and abandonment funds as allowed by Louisiana's Orphaned Well Act. The State of Louisiana upon completion of an independent study to be commissioned by the Company will establish the amount of and terms of payment into each fund. As of December 31, 1997, the independent study has not been completed. Accordingly, the Company is unable to determine the amount and payment towards the future obligation related to these commitments.

               Under the Plan, the Company will fund the unfunded portion of the escrow and maintain future funding requirements.

         In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Reorganized Company assumed the obligation to contribute approximately $18,000 per month through March of 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. TEPI retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's plugging and abandonment obligations to TEPI have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property.

     Texaco Global Settlement

               Pursuant to the terms of a global settlement between Texaco and the State of Louisiana which includes the State Lease No. 50 portion of the Company's East Hackberry Field, the Company is obligated to commence a well or other qualifying development operation on certain non-producing acreage in the field prior to March 1998. On January 8, 1998, the Company applied for and was granted a permit to conduct seismic operations on the East Hackberry Field as well as other Company properties. The Company is planning on shooting the seismic as soon as practical. If the Company fails to shoot the seismic or commence the drilling of a well on this non-producing acreage within a reasonable period of time, it will be required by the State of Louisiana to surrender approximately 440 non-producing acres in this field.

     Reimbursement of Employee Expenses & Contributions to 401(k) Plan

               The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 15% of salary income on a pre-tax basis, subject to certain IRS limits. At December 31, 1996, the Company is matching employee contributions with 25% cash contributions. During the period commencing July 11, 1997 and ending on December 31, 1997, the period commencing January 1, 1997 and ending on July 10, 1997, and the years ended December 31, 1996 and 1995, the Company incurred $13,000, $23,000, $12,000, and $22,000, respectively, in matching contributions expense associated with this plan.


     Tri-Deck/Perry Gas Litigation

            During 1995, the Company entered into a marketing agreement with Tri-Deck Oil and Gas Company ("Tri-Deck") pursuant to which Tri-Deck would market all of the Company's oil and gas production. Subsequent to the agreement, Tri-Deck's principal and the Company's Director of Marketing, James Florence, assigned to Plains Marketing its right to market the Company's oil production and assigned to Perry Oil & Gas its right to market the Company's gas production. During early 1996, Tri-Deck failed to make payments to the Company attributable to several months of its gas production.

     On January 20, 1998, the Company and the Litigation Trust entered into a Clarification Agreement whereby the rights to pursue the Tri- Deck claim were assigned to the Litigation Trust. In connection with this agreement, the Litigation

Trust agreed to reimburse the Company $100,000 for legal fees the Company had incurred in connection this and other related claims. As additional consideration for the contribution of this claim to the Litigation Trust, the Company is entitled to 85% of the net proceeds from this claim.

     Title to Oil and Gas Properties

         During 1996, WRT received notice from a third party claiming that the Company's title has failed as to approximately 43 acres in the Bayou Pigeon Field. Some or all of the acreage in dispute is considered to be productive in three separate production units. Under the assumption that the Company's title is flawed, it's working interest in three units may be reduced to approximately 7% (5% Net Revenue Interest, ("NRI")) 75% (63% NRI), and 95% (72% NRI). The financial statements as of and for the period commencing July 11, 1997 and ending December 31, 1997, the period commencing January 1, 1997 and ending July 10, 1997, and for the years ended December 31, 1996 and 1995, reflect operating results and proved reserves discounted for this possible title failure. As the title failure predates its ownership of the field, the Company is currently evaluating its recourse against the predecessors-in-title relative to this issue. The Company is currently negotiating a settlement with the Third Party, pursuant to their claim.


     Year 2000 Compliance

         The company has and will continue to make certain investments in software systems and applications to ensure it is year 2000 compliant. The financial impact to the Company to ensure year 2000 compliance has not been and is not anticipated to be material to its financial position or results of operations.

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPORTING DATA


         INDEX TO FINANCIAL STATEMENTS AND SUPPORTING DATA

Independent Auditors' Reports.............................................................................         F-2

Balance Sheets, December 31, 1997 and 1996................................................................         F-4

Statements of Operations, Periods July 11, 1997 to December 31,
1997, January 1, 1997 to July 10, 1997, and the Years Ended
December 31, 1996 and 1995................................................................................         F-5

Statements of Shareholders' Equity, Periods July 11, 1997 to
December 31, 1997, January 1, 1997 to July 10, 1997, and the Years Ended
December 31, 1996 and 1995................................................................................         F-6

Statements of Cash Flows, Periods July 11, 1997 to December 31,
1997, January 1, 1997 to July 10, 1997, and the Years Ended
December 31, 1996 and 1995................................................................................         F-8

Notes to Financial Statements.............................................................................         F-10


All financial statement schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT
                 PRE-EMERGENCE CONSOLIDATED FINANCIAL STATEMENTS


The Board of Directors and
Shareholders of Gulfport Energy Corporation:

         We have audited the accompanying consolidated balance sheet of Gulfport Energy Corporation (formerly WRT Energy Corporation a Texas corporation) (the "Company") as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, and the consolidated statements of operations, shareholders' equity, and cash flows the period from January 1, 1997 to July 10, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and the results of its operations, and cash flows for the year then ended and the period from January 1, 1997 to July 10, 1997, in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the consolidated financial statements, on May 2, 1997 the Company's plan of reorganization (the "Plan") was confirmed by the bankruptcy court. The Plan was substantially consummated on July 11, 1997 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start reporting.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates among other things, the realization of assets and liquidation of liabilities in the ordinary course of business. As discussed in Note 2 to the financial statements, the Company's independent reserve report which estimates proven reserves, prepared as of January 1, 1998, indicates that substantial future capital expenditures are necessary to fully develop its total proven reserves of which only 3.7% are currently producing. Revenues from these producing properties will not be sufficient to finance the estimated future capital expenditures necessary to fully develop the existing proved reserves, nor recover the carrying value of the Company's oil and natural gas properties. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding the financing of anticipated future development costs are also discussed in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.



                                               HOGAN & SLOVACEK

Oklahoma City, OK
March 27, 1998

                          INDEPENDENT AUDITORS' REPORT
                       POST-EMERGENCE FINANCIAL STATEMENTS


The Board of Directors and
Shareholders of Gulfport Energy Corporation:

         We have audited the accompanying balance sheet of Gulfport Energy Corporation (a Delaware corporation) (formerly WRT Energy Corporation) (the "Company") as of December 31, 1997, and the related statements of operations, shareholders' equity, and cash flows for the period from July 11, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulfport Energy Corporation as of December 31, 1997, and the results of its operations and its cash flows for the period from July 11, 1997 to December 31, 1997, in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the financial statements, on May 2, 1997 the Company's plan of reorganization (the "Plan") was confirmed by the bankruptcy court. The Plan was substantially consummated on July 11, 1997 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start reporting. As a result of the adoption of fresh start reporting, the post-emergence financial statements are not comparable to the pre-emergence consolidated financial statements.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates among other things, the realization of assets and liquidation of liabilities in the ordinary course of business. As discussed in Note 2 to the financial statements, the Company's independent reserve report which estimates proven reserves, prepared as of January 1, 1998, indicates that substantial future capital expenditures are necessary to fully develop its total proven reserves of which only 3.7% are currently producing. Revenues from these producing properties will not be sufficient to finance the estimated future capital expenditures necessary to fully develop the existing proved reserves, nor recover the carrying value of the Company's oil and natural gas properties. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding the financing of anticipated future development costs are also discussed in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         As discussed in Note 1 to the financial statements, on July 11, 1997, the Company changed its method of accounting for oil and natural gas properties.


                                               HOGAN & SLOVACEK

Oklahoma City, OK
March 27, 1998

Gulfport Energy Corporation
BALANCE SHEETS

------------------------------------------------------------------------------------------
                                                                    December 31,
                                                       -----------------------------------
                                                            1997                  1996


                                                        (Reorganized          (Predecessor
                                                        Company)(1)            Company)(1)
------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                             $   1,203,000      $   5,679,000
    Cash, restricted                                          2,060,000                 --
    Accounts receivable, net of allowance
         for doubtful accounts of $4,966,000
         for 1997 and 1996                                    4,364,000          3,667,000
    Prepaid expenses and other                                  192,000            349,000


------------------------------------------------------------------------------------------
         Total current assets                                 7,819,000          9,695,000
------------------------------------------------------------------------------------------

Property and equipment:
    Oil and natural gas properties (2)                       84,466,000         77,541,000
    Other property and equipment                              1,577,000          5,118,000
    Accumulated depletion, depreciation
         and amortization                                    (4,542,000)       (25,760,000)
------------------------------------------------------------------------------------------
         Property and equipment, net                         81,501,000         56,899,000
------------------------------------------------------------------------------------------
Other assets                                                  3,026,000          1,482,000
------------------------------------------------------------------------------------------
TOTAL ASSETS                                              $  92,346,000      $  68,076,000
==========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable and accrued liabilities              $   6,346,000      $   5,529,000
    Current maturities of long-term debt                      2,192,000                 --

------------------------------------------------------------------------------------------
         Total current liabilities                            8,538,000          5,529,000
------------------------------------------------------------------------------------------
Prepetition current liabilities:
    Subject to compromise                                            --        136,346,000
    Not subject to compromise                                        --         16,752,000
------------------------------------------------------------------------------------------
         Total pre-petition current liabilities                      --        153,098,000

Long-term debt                                               13,528,000                 --

    Total liabilities                                        22,066,000        158,627,000
------------------------------------------------------------------------------------------



Commitments and contingencies                                        --                 --

Shareholders' equity (deficit):
    Preferred stock - $.01 par value, 2,000,000
         authorized, 1,265,000 issued and outstanding
         at December 31, 1996                                        --         27,677,000
    Common stock - $.01 par value, 50,000,000
         authorized, 22,076,315 and 9,539,207 issued
         and outstanding at December 31, 1997
         and 1996, respectively                                 221,000             95,000
    Paid-in capital                                          71,772,000         39,571,000
    Accumulated deficit                                      (1,713,000)      (157,562,000)
    Treasury stock, at cost (35,100 shares at
         December 31, 1996)                                          --           (332,000)

------------------------------------------------------------------------------------------
         Total shareholders' equity (deficit)                70,280,000        (90,551,000)
------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)      $  92,346,000      $  68,076,000
==========================================================================================

                See accompanying notes to financial statements.

    (1) As used herein, "Predecessor Company" means the operations of the Company prior to July 11, effective date of the order regarding substantial consummation of the Amended Plan of Reorganization, and "Reorganized Company" means the operations of the Company subsequent to that date. (See Note 1)

    (2) Effective July 11, 1997, the Company adopted the full cost method of accounting for oil and natural gas properties.

Gulfport Energy Corporation
STATEMENTS OF OPERATIONS


---------------------------------------------------------------------------------------------------------------
                                             Reorganized                            Predecessor Company
                                               Company
                                               July 11,       January 1,
                                               through         through             Year Ended December 31,
                                             December 31,      July 10,      ----------------------------------
                                                 1997            1997                1996            1995(Note 1)
---------------------------------------------------------------------------------------------------------------
REVENUES:
    Gas sales                            $   3,344,000      $   4,706,000      $  10,382,000      $  11,747,000
    Oil and condensate sales                 6,412,000          5,432,000         13,637,000         12,908,000
    Other income, net                          736,000            126,000            356,000            426,000
---------------------------------------------------------------------------------------------------------------
                                            10,492,000         10,264,000         24,375,000         25,081,000
---------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
    Operating expenses including
        production taxes                     5,397,000          5,514,000         15,095,000         11,673,000
    Depletion, depreciation
        and amortization                     4,542,000          3,314,000          7,973,000         12,645,000
    General and administrative               1,539,000          2,103,000          3,210,000          4,882,000
    Interest                                   727,000          1,106,000          5,562,000         13,759,000
    Provision for doubtful accounts                 --             71,000          5,158,000          2,007,000
    Restructuring charges                           --                 --                 --          1,433,000
    Minimum production
        guarantee obligation                        --                 --          5,555,000          3,591,000
    Impairment of long-lived assets                 --                 --          3,864,000        103,266,000
---------------------------------------------------------------------------------------------------------------
                                            12,205,000         12,108,000         46,417,000        153,256,000
LOSS BEFORE REORGANIZATION
EXPENSES AND INCOME TAXES                   (1,713,000)        (1,844,000)       (22,042,000)      (128,175,000)

Reorganization expenses                             --          7,771,000          7,345,000                 --
---------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                    (1,713,000)        (9,615,000)       (29,387,000)      (128,175,000)
Income tax expense                                  --                 --                 --                 --
---------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS
    BEFORE EXTRAORDINARY ITEM              (1,713,000)        (9,615,000)       (29,387,000)      (128,175,000)
LOSS FROM EXTRAORDINARY ITEM--
    GAIN ON DISCHARGE OF DEBT                       --         88,723,000                 --                 --
---------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                           (1,713,000)        79,108,000        (29,387,000)      (128,175,000)
Preferred stock dividends, net                      --         (1,510,000)        (2,846,000)        (2,846,000)
---------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) APPLICABLE TO
     COMMON STOCK                        $  (1,713,000)     $  77,598,000      $ (32,233,000)     $(131,021,000)
===============================================================================================================
PER SHARE OF COMMON STOCK AMOUNTS:
     Loss from continuing operations     $       (0.08)               N/A                N/A                N/A
     Income from extraordinary item                 --                N/A                N/A                N/A
---------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                        $       (0.08)               N/A                N/A                N/A
---------------------------------------------------------------------------------------------------------------
AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING                      22,076,000                N/A                N/A                N/A
===============================================================================================================


  See accompanying notes to financial statements.

Gulfport Energy Corporation
STATEMENTS OF SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                                          Common
                                                          Stock                 Additional
                               Preferred          ---------------------          Paid-In         Accumulated            Treasury
                                Stock             Shares         Amount          Capital          Deficit                 Stock
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
   December 31, 1995(Note 1) $  27,677,000      9,539,207     $   95,000     $  38,866,000      $(128,175,000)         $ (332,000)

   Reversal of preferred
     stock dividends
     previously accrued                 --             --             --           712,000                 --                 --

   Net loss before
     dividends on
     preferred stock                    --             --             --                --        (29,387,000)                --

   Other                                --             --             --            (7,000)                --                 --
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
   December 31, 1996            27,677,000      9,539,207         95,000        39,571,000       (157,562,000)           (332,000)

   Net income                           --             --             --                --         79,108,000                 --

   Effect of fresh
     start reporting           (27,677,000)    12,537,108        126,000        32,201,000         78,454,000             332,000
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
   July 11, 1997                        --     22,076,315        221,000        71,772,000                 --                 --

   Net loss                             --             --             --                --         (1,713,000)                --
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
    December 31, 1997        $          --     22,076,315     $  221,000     $  71,772,000      $  (1,713,000)         $      --
===================================================================================================================================

                See accompanying notes to financial statements.

Gulfport Energy Corporation
STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------

                                                       Reorganized                    Predecessor Company
                                                         Company       ----------------------------------------------------
                                                         July 11,           January 1,
                                                         through             through             Year Ended December 31,
                                                        December 31,         July 10,       -------------------------------
                                                          1997                1997              1996              1995(Note 1)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                 $  (1,713,000)     $  79,476,000      $ (29,387,000)     $(128,175,000)
   Adjustments to reconcile net income
      (loss) to net cash provided
      by operating activities:
      Extraordinary item -
       gain on debt discharge                                   --        (88,723,000)                --                 --
      Depletion, depreciation and amortization           4,633,000          3,314,000          8,882,000         13,674,000
      Provision for doubtful accounts
        and notes receivable                                    --             71,000          5,158,000          2,007,000
      Gain on sale of equipment                           (587,000)                --                 --                 --
      Write-off of debt issuance costs
        and Senior Notes discount                               --                 --          5,263,000                 --
      Impairment of long-lived assets                           --                 --          3,864,000        103,266,000
      Write-off of leasehold improvements                       --                 --                 --            946,000
      Gain on sale of oil and gas properties                    --                 --             (5,000)            (3,000)
      Write-off of accounts receivable
        included in production costs                            --                 --         (1,172,000)                --
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable        (1,077,000)           307,000           (515,000)        (2,249,000)
      (Increase) decrease in prepaid
        expenses                                          (117,000)          (331,000)           132,000           (349,000)
      Increase (decrease) in accounts payable
        and accrued liabilities                            556,000            301,000         11,365,000         13,551,000
      Increase in minimum production
         guarantee obligation                                   --                 --          5,555,000          3,591,000
                                                     -------------      -------------      -------------      -------------
        Net cash provided by (used in)
           operating activities                          1,695,000         (5,585,000)         9,140,000          6,259,000
                                                     -------------      -------------      -------------      -------------
Cash flows from investing activities:
   Decrease in notes and other receivables                      --                 --                 --             69,000
   Additions to cash held in escrow                       (133,000)           (22,000)          (121,000)          (220,000)
   Capital expenditures                                 (5,644,000)        (2,562,000)        (4,823,000)      (116,730,000)
   Proceeds from sale of oil and gas properties             35,000                 --              5,000            390,000
   Proceeds from sale of equipment                       2,081,000                 --                 --                 --
   Decrease in other assets                                138,000                 --                 --                 --
                                                     -------------      -------------      -------------      -------------
        Net cash used in investing activities           (3,523,000)        (2,584,000)        (4,939,000)      (116,491,000)
                                                     -------------      -------------      -------------      -------------
Cash flows from financing activities:
   Proceeds from borrowings                                     --         15,000,000                 --        126,141,000
   Payment of pre-petition liabilities and
      administrative claims                                     --         (8,105,000)                --                 --
   Proceeds for issuance of warrants                            --         13,300,000                 --          1,600,000
   Debt issuance costs                                          --                 --                 --         (5,722,000)
   Principle payments on borrowing                         (20,000)       (15,014,000)          (130,000)       (19,603,000)
   Payment of loan origination fees                       (200,000)                --                 --                 --
   Purchase of treasury stock                                   --                 --                 --            (17,000)
   Proceeds from option and warrant exercises                   --                 --                 --          2,508,000
   Common stock filing fees                                     --                 --                 --           (120,000)
   Dividends on preferred stock                                 --                 --                 --         (2,135,000)
                                                     -------------      -------------      -------------      -------------
       Net cash provided by (used in)
          financing activities                            (220,000)         5,181,000           (130,000)       102,652,000
                                                     -------------      -------------      -------------      -------------
      Net increase (decrease) in cash and
        cash equivalents                                (2,048,000)        (2,988,000)         4,071,000         (7,580,000)
      Cash and cash equivalents -
        beginning of period                              5,311,000          5,679,000          1,608,000          9,188,000
                                                     -------------      -------------      -------------      -------------
      Cash and cash equivalents - end of period      $   3,263,000      $   2,691,000      $   5,679,000      $   1,608,000
                                                     =============      =============      =============      =============


Gulfport Energy Corporation
STATEMENTS OF CASH FLOWS (Continued)

---------------------------------------------------------------------------------------------------------------------------
                                                      Reorganized                    Predecessor Company
                                                       Company       ----------------------------------------------------
                                                      July 11,        January 1,
                                                      through          through            Year Ended December 31,
                                                    December 31,      July 10,        -------------------------------
                                                        1997             1997                 1996          1995 (Note 1)
---------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash
   Flow Information:
      Interest paid                                        505,000             28,000              --       8,232,000
      Income taxes paid                                         --                 --              --          36,000

Supplemental Information of Non-Cash
   Investing and Financing Activities:
      Common stock issued to purchase oil
        and gas properties                                      --                 --              --       1,617,000
      Note receivable from sale of property
        and equipment                                           --                 --              --       3,400,000
      Reduction in drilling and workover rigs
        and marine equipment notes receivable
        and related deferred gain                               --                 --              --       1,763,000
      Accrued dividends on preferred stock                      --         (1,510,000)       (712,000)        712,000


          See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Reorganization Proceedings

         Gulfport Energy Corporation (the "Company"), formerly known as WRT Energy Corporation, is a domestic independent energy company engaged in the production of oil and natural gas. On July 11, 1997, the Company's subsidiaries were merged into the Company. On the effective date of the reorganization, the state of incorporation of the reorganized Company was changed from the State of Texas to the State of Delaware. Prior to July 11, 1997, the financial statements represented the consolidated financial statements of the Company and its subsidiaries.

         As discussed in Note 3, on February 14, 1996, (the "Petition Date"), the Company filed a voluntary petition with the Bankruptcy court for the Western District of Louisiana (the "Bankruptcy Court") for protection under Chapter 11 of the Bankruptcy Code. On May 5, 1997, the Bankruptcy Court confirmed an Amended Plan of Reorganization (the "Plan") for the Company and on the Effective Date an order of substantial consummation regarding the Plan became final and nonappealable. On the Effective Date, the Debtor was merged with and into a newly formed Delaware corporation named "WRT Energy Corporation" which on February 13, 1998 by action of its board of directors underwent a name change to "Gulfport Energy Corporation". Effective July 11, 1997 (the "Election Date"), the Company implemented fresh start reporting, as defined by the Accounting Standards Division of the American Institute of Certified Public Accountants Statement of Position Number 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

Principles of Consolidation

         Until December 31, 1995, the Company owned 100% of the stock of two subsidiaries, Tesla Resources, Inc. ("Tesla") and Southern Petroleum, Inc. ("Southern Petroleum"). On that date, both Tesla and Southern Petroleum were merged into the Company with the Company emerging as the sole surviving corporation. In November 1995, the Company formed a wholly owned subsidiary, WRT Technologies, Inc., which was established to own and operate the Company's proprietary, radioactive, cased-hole logging technology. Prior to July 11, 1997, the financial statements were consolidated and include the accounts of the Company and its wholly owned subsidiary, WRT Technologies, Inc., which was merged into the Company on that date. All significant intercompany transactions were eliminated during the consolidation periods.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

Fair Value of Financial Instruments

         At December 31, 1997, the carrying amounts of all financial instruments approximate their fair market values.

                           GULFPORT ENERGY CORPORATION

Oil and Natural Gas Properties

         Before July 11, 1997, the Company used the successful efforts method for reporting oil and gas operations. Commencing with the reorganization, the Company converted to the full cost pool method of accounting to be in conformity with the method used by its principal shareholder, DLB Oil & Gas, Inc. ("DLB").

                            COMMENCING JULY 11, 1997

         In connection with the implementation of fresh start reporting, as described in Note 3, the Company implemented the full cost pool method of accounting for oil and gas operations. Accordingly, all costs including nonproductive costs and certain general and administrative costs associated with acquisition, exploration and development of oil and natural gas properties are capitalized. Net capitalized costs are limited to the estimated future net revenues, after income taxes, discounted at 10% per year, from proved oil and natural gas reserves and the cost of the properties not subject to amortization. Such capitalized costs, including the estimated future development costs and site remediation costs, if any, are depleted by an equivalent units-of-production method, converting natural gas to barrels at the ratio of six Mcf of natural gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proved oil and natural gas reserves.

         Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds. These costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of oil and gas leases not held by production, and available funds for exploration and development.

                             PRIOR TO JULY 11, 1997

         Prior to July 11, 1997, the Company followed the successful efforts method of accounting for its oil and gas operations. Under the successful efforts method, costs of productive wells, development dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved reserves as estimated by the Company's independent engineers. The Company's estimate of future dismantlement and abandonment costs was considered in computing the aforementioned amortization.

         Cost centers for amortization purposes were determined based on a reasonable aggregation of properties with common geological structures or stratigraphic conditions, such as a reservoir or field. The Company performed a review for impairment of proved oil and gas properties on a depletable unit basis when circumstances suggest the need for such a review. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit was recognized. Fair value, on a depletable unit basis, was estimated to be the present value of expected future net cash flows computed by applying estimated future oil and gas prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves.

         Exploration expenses, including geological, geophysical and costs of carrying and retaining undeveloped properties were charged to expense as incurred.

         Unproved properties were assessed periodically and a loss was recognized to the extent, if any, that the cost of the property had been impaired. If proved reserves were not discovered within one year after drilling was completed, costs were charged to expense.

                          GULFPORT ENERGY CORPORATION

Other Property and Equipment

         Depreciation of other property and equipment is provided on a straight-line basis over estimated useful lives of the related assets, which range from 7 to 30 years.

Implementation of Statement of Accounting Standards No. 121

         Effective December 31, 1995, the Company adopted the provisions of Financial Accounting Standards No. 121 ("SFAS No. 121") which requires that an impairment loss be recognized whenever the carrying amount of a long-lived asset exceeds the sum of the estimated future cash flows (undiscounted) of the assets. As discussed above, impairment losses on oil and gas properties were determined on a discounted future cash flow basis. For each long-term asset determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the asset was recognized.

         During 1995, the Company recorded a non-cash charge of $103,266,000 in connection with the adoption of this new accounting standard of which approximately $95,000,000 related to the impairment of oil and gas properties, the result of significant downward revisions in the Company's proved oil and gas reserves. At December 31, 1996, the Company incurred an additional non-cash charge of $2,545,000 related to the further impairment of its oil and gas properties as well as the impairment of some of its field equipment. Principal fields suffering further impairment in value in 1996 were the Abbeville Field, the Lac Blanc Field, and the West Hackberry Field as a result of additional downward revisions in the proved oil and gas reserves at December 31, 1996.

         The Company also recorded non-cash charges related to certain rig, marine and field equipment owned or securing notes receivable. The Company expected this equipment would provide drilling field services in the Company's oil and gas development program. Due to liquidity problems and the reduced level of development activity, the Company did not expect to utilize these assets in the near term and, accordingly, recovery of the related carrying cost was deemed unlikely. As a result of the adoption of SFAS No. 121, the Company recorded an impairment of $7,900,000 related to this equipment in 1995. During 1996, the Company incurred an additional non-cash charge of $1,319,000 related to the further impairment of its office and field equipment. Of this balance, $815,000 relates primarily to a write down of the Company's office equipment and computer software to its appraised fair market value, and the balance of $504,000 relates to a write-down of the wireline equipment to its appraised fair value.

Earnings (Loss) Per Share

         Earnings (loss) per share computations are calculated on the weighted-average of common shares and common share equivalents outstanding during the year. Common stock options and warrants are considered to be common share equivalents and are used to calculate earnings per common and common share equivalents except when they are anti-dilutive.

Income Taxes

         The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in income in the year in which realization becomes determinable.

Revenue Recognition

                          GULFPORT ENERGY CORPORATION

         Natural gas revenues are recorded in the month produced using the entitlement method, whereby any production volumes received in excess of the Company's ownership percentage in the property are recorded as a liability. If less than the Company's entitlement is received, the underproduction is recorded as a receivable. Oil revenues are recognized in the month produced.

Concentration of Credit Risk

         The Company operates in the oil and natural gas industry principally in the state of Louisiana with sales to refineries, re-sellers such as pipeline companies, and local distribution companies. While certain of these customers are affected by periodic downturns in the economy in general or in their specific segment of the natural gas industry, the Company believes that its level of credit-related losses due to such economic fluctuations has been immaterial and will continue to be immaterial to the Company's results of operations in the long term. Unrelated to economic fluctuations, during 1996, the Company incurred a bad debt in the amount of $4,278,000 related to marketing of its oil and gas by Tri-Deck Oil & Gas Company ("Tri-Deck"). See Notes 5 and 15 for further discussion.

         During the year ended December 31, 1997, approximately 99%, of the Company's revenues from oil and natural gas sales were attributable to sales to five primary customers: Prior Energy, Wickford Energy Marketing, Gathering and Energy Marketing Corp., Texaco Trading and Transportation and Mobil Oil Corporation. During the years ended December 31, 1996 and 1995, approximately 89% and 79%, respectively, of the Company's revenues from oil and gas sales were attributable to sales to five primary customers: Tri-Deck, Plains Marketing and Transportation, Inc., Texas-Ohio Gas, Inc., Riverside Pipeline Company and Prior Energy.

         The Company maintains cash balances at several banks. Accounts at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash balances in excess of insured limits total $3,163,000 at December 31, 1997.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period. The financial statements are highly dependent on oil and gas reserve estimates, which are inherently imprecise. Actual results could differ materially from those estimates.

Stock Options and Warrant Agreements

         Effective at the date of reorganization, all previously issued stock option plans of the Company were terminated and all outstanding options were cancelled. At that date a Warrant Agreement went into effect. These warrants are exercisable at $10 per share and will expire on July 11, 2002. The Plan authorized the issuance of up to 1,104,000 warrants. As of December 31, 1997, there were 221,000 warrants issued and outstanding.

Commitments and Contingencies

         Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

1995 Information not covered by Auditor's Reports

         On December 10, 1997, the Company received notice from its former Certified Public Accountants that they had terminated their client-auditor relationship. The former independent certified public accountants annual report covering the fiscal years ended December 31, 1996 and 1995, did not include any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The opinion, however, did include an explanatory paragraph expressing, among other things, substantial doubts about the Company's

                          GULFPORT ENERGY CORPORATION
ability to continue as a going concern.

         The former independent certified public accountants have, however, not given consent to the use of their report on the consolidated financial statements for the year 1995. Therefore, all references to 1995 financial information should be treated as unaudited information.

RECLASSIFICATIONS

         Certain amounts from prior years have been reclassified to conform to the current year presentation.

2. GOING CONCERN CONSIDERATIONS

         The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

         As of January 1, 1998, based on the Company's independent reserve report, the Company had 27,746,000 barrel of oil equivalents ("Boe") in total proved reserves of which proved developed producing reserves were only 1,033,000 Boe. The Company's independent reserve report prepared as of that date anticipated future capital expenditures of $166,812,000 to fully develop its total proved reserves. As of December 31, 1997, based on the independent reserve report, the Company's proved developed producing reserves will not generate sufficient revenues to recover the carrying value of the Company's producing oil and gas properties. The future development of the Company's undeveloped proved reserves is dependent upon its ability to finance the development of these properties.

         Possible sources of financing for the development of these properties include cash flows generated from future operations, sale of additional common stock to current shareholders through a stock rights offering or to the public through a public offering, borrowing and through farm out type arrangements where third party investors pay the development costs in exchange for a working interest in the developed properties.

         The inability to obtain adequate financing of these projected future development costs would severely impair the value of the Company's oil and gas properties, its cash flows, and ultimately its continued existence. The uncertainty about the Company's ability to finance future development costs raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the impairment related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern. Management is currently attempting to negotiate certain farm out agreements in which third party investors would pay certain development costs. It is not possible, however, to predict at this time the success of these negotiations.

                          GULFPORT ENERGY CORPORATION

3.    REORGANIZATION PROCEEDING

         On February 14, 1996, the Company filed a voluntary petition in the United States Bankruptcy Court for the Western District of Louisiana (the "Bankruptcy Court") for reorganization pursuant to Chapter 11 of the Federal Bankruptcy Code (the "Reorganization Proceeding"). During the balance of 1996 and a portion of 1997, the Company operated as a debtor-in-possession, continuing in possession of its estate and the operation of its business and management of its property. On May 5, 1997, the Bankruptcy Court confirmed an Amended Plan of Reorganization (the "Plan") for the Company. On July 11, 1997, the Bankruptcy Court determined that the Plan had been substantially consummated, and the Bankruptcy Court's order of substantial consummation became final and nonappealable on July 11, 1997 (the "Effective Date").

         As a result of the consummation of the Plan and due to (1) the reallocation of the voting rights of equity interest owners and (2) the reorganization value of the Company's assets being less than the total of all post-petition liabilities and allowed claims, the effects of the Reorganization Proceeding were accounted for in accordance with fresh start reporting standards promulgated under SOP 90-7.

         In conjunction with implementing fresh start reporting, management determined a reorganized value of the Company's assets and liabilities in the following manner:

         The reorganized value of proved oil and natural gas properties was determined based on future net revenues discounted to present value utilizing a rate of approximately twenty five percent (25%). For the purpose of calculating future revenues of oil and natural gas properties, oil and gas prices in effect at December 31, 1996, were used. The reorganized value of oil and gas properties also included $5,000,000 allocated to nonproducing properties.

         DLB Oil & Gas, Inc. ("DLB") contributed certain interests previously owned by Texaco Exploration and Production. Inc. ("TEPI")in the West Cote Blanche Bay Field ("WCBB Assets") along with a $1,000,000 deposit to a plugging and abandonment trust for 5,616,300 shares of the reorganized Company's common stock. This transaction was recorded at DLB's net basis in the WCBB Assets of $15,144,000. In connection with this acquisition, the Reorganized Company assumed the obligation to contribute approximately $18,000 per month through March 2004 to this plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. TEPI retained a security interest in production from these properties and the plugging and abandonment trust until such time as the Company's obligations for plugging and abandonment to TEPI have been fulfilled. Once the plugging and abandonment trust if fully funded, the Company can access it for use in plugging and abandonment charges associated with the property.

         In accordance with the Plan, $3,000,000 was set aside by the Company to form a Litigation Entity. The Company owns a 12% interest in this Litigation Entity. The entire $3,000,000 was included in reorganization expense on the financial statements for the six months and ten day period ended July 10, 1997. No value was assigned to the Company's interest in the Litigation Entity on the reorganized balance sheet as management was not able to determine with any certainty the amount, if any, that the Company might recover from this investment.

         Current assets and liabilities were recorded at book value which approximates their fair market value. Long-term liabilities were recorded at present values of amounts to be paid and the pre-consummation stockholders' deficit was adjusted to reflect the par value of pre-consummation equity interests and the recognition of $88,723,000 in debt forgiveness income. On the effective date, the shareholders' deficit was closed into paid-in capital and the Company started with no deficit or retained earnings.

         It should be noted that the reorganized value was determined by management on the basis of its best judgement of what it considers to be current fair market value of the Company's assets and liabilities after reviewing relevant facts concerning the price at which similar assets are being sold between willing buyers and sellers. However, there can be no assurances that the reorganized value and the fair market value are comparable and the difference between the Company's calculated reorganized value and the fair market value may, in fact, be material.

                          GULFPORT ENERGY CORPORATION

    As of July 11, 1997, the effect on the Company's balance sheet of consummating the Plan and implementing the fresh start reporting was:



                                             July 11, 1997       Substantial          Fresh Start      Reorganized
                                               Prior to         Consummation           Reporting         Balance
                                             Consummation        Adjustments          Adjustments         Sheet
                                             ----------------  ----------------    -----------------  ---------------
                   ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                  $   3,714,000      $   1,598,000      $          --      $   5,312,000
  Accounts receivable, net                       3,287,000                 --                 --          3,287,000
  Prepaid expenses and other                       870,000                 --                 --            870,000
                                             -------------      -------------      -------------      -------------

    Total current assets                         7,871,000          1,598,000                 --          9,469,000
                                             -------------      -------------      -------------      -------------

PROPERTY AND EQUIPMENT:
  Properties subject to depletion               80,120,000         15,144,000        (20,187,000)        75,077,000
  Properties not subject to depletion                   --                 --          5,000,000          5,000,000
  Other property, plant, and equipment           5,300,000                 --         (2,362,000)         2,938,000
                                             -------------      -------------      -------------      -------------

                                                85,420,000         15,144,000        (17,549,000)        83,015,000
  Less accumulated depreciation,
    depletion and amortization                 (29,274,000)                --         29,274,000                 --
                                             -------------      -------------      -------------      -------------

                                                56,146,000         15,144,000         11,725,000         83,015,000
                                             -------------      -------------      -------------      -------------

OTHER ASSETS                                     1,231,000             94,000           (285,000)         1,040,000
                                             -------------      -------------      -------------      -------------

                                             $  65,248,000      $  16,836,000      $  11,440,000      $  93,524,000
                                             =============      =============      =============      =============

    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable and
    accrued liabilities                      $   9,545,000      $  (3,771,000)     $          --      $   5,774,000
  Pre-petition secured debt                     16,915,000        (16,915,000)                --                 --
                                             -------------      -------------      -------------      -------------

    Total current liabilities                   26,460,000        (20,686,000)                --          5,774,000
                                             -------------      -------------      -------------      -------------

PRE-PETITION CURRENT LIABILITIES
  SUBJECT TO COMPROMISE:
  Unsecured debt                               136,818,000         (7,012,000)      (129,806,000)                --
                                             -------------      -------------      -------------      -------------

LONG-TERM LIABILITIES:
  Other non-current liabilities                         --            757,000                 --            757,000
  Notes payable                                         --         15,000,000                 --         15,000,000
                                             -------------      -------------      -------------      -------------

                                                        --         15,757,000                 --         15,757,000
                                             -------------      -------------      -------------      -------------

SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock                                      95,000            104,000             22,000            221,000
  Preferred stock                               27,677,000                 --        (27,677,000)                --
  Additional paid in capital                    39,570,000         31,673,000            529,000         71,772,000
  Treasury stock                                  (333,000)                --            333,000                 --
  Retained earnings                           (165,039,000)        (3,000,000)       168,039,000                 --
                                             -------------      -------------      -------------      -------------

                                               (98,030,000)        28,777,000        141,246,000         71,993,000
                                             -------------      -------------      -------------      -------------

                                             $  65,248,000      $  16,836,000      $  11,440,000      $  93,524,000
                                             =============      =============      =============      =============


    Substantial consummation adjustments are those involving cash transactions occurring on the Effective Date. Fresh Start Reporting adjustments are those involving non-cash transactions occurring on the Effective Date.

In accordance with the provisions of the Plan, the Company:

     Issued to its unsecured creditors, on account of their allowed claims, an aggregate of

                          GULFPORT ENERGY CORPORATION

10 million shares of the Reorganized Company's common stock. At the effective date, 1,412,000 of the above-described shares were held in escrow to cover the settlement of disputed unsecured claims in the amount of $18,339,000. Through December 31, 1997, $10,413,000 of these claims have been settled for $7,045,000 resulting in the issuance from the escrow account, of 547,000 shares or the Reorganized Company's common stock.

     Issued 3,800,000 shares of the Reorganized Company's common stock for $13,300,000 in cash in connection with a stock rights offering to it's unsecured creditors.

     Issued 952,000 shares of the Reorganized Company's common stock in payment of $3,332,000 in secured claims

     Issued 1,703,000 shares of the Reorganized Company's common stock in payment of a $5,961,000 claim purchased by DLB from Texaco Exploration and Production, Inc. ("TEPI").

     Issued 5,616,000 shares of the Reorganized Company's common stock in exchange for the WCBB Assets acquired by DLB from TEPI along with the associated P&A trust fund and associated funding and plugging obligations. In connection with this transaction the Company transferred to TEPI certain assets and non-producing acreage.

     The Company paid $1,672,000 in administrative and priority claims, $1,145,000 in secured claims, and $143,000 in convenience claims. At December 31, 1997 $1,492,000 was being held in escrow to cover settlement of disputed priority, administrative and secured claims.

     The Company transferred $3,000,000 to a Litigation Trust along with the Company's rights to any and all causes of action, claims, rights of actions, suits or proceedings which have been or could be asserted by it except for (a) the action to recover unpaid production proceeds payable to the Company by Tri-Deck Oil & Gas Company and (b) the foreclosure action to recover title to certain assets (See Note 17 regarding the subsequent transfer of these claims to the Litigation Entity). This transfer was treated as a pre-reorganization expense on the financial statements for the six months and ten day period ended July 10, 1997. The Reorganized Company owns a 12% economic interest in the Litigation Entity and the remainder of the economic interests in the Litigation Entity was allocated to former unsecured creditors based on their ownership percentage of the 10 million shares as described above.


4.  RELATED PARTY TRANSACTIONS

     Subsequent to the Effective Date of the Plan of Reorganization, substantially all of the Company's former unsecured creditors became shareholders. In the ordinary course of business, the Company still conducts business activities with a substantial number of these shareholders.

     DLB Oil & Gas, Inc. ("DLB") and Wexford Management LLC ("Wexford") were, along with the Company, co-proponents in the Plan of Reorganization. As of December 31, 1997, DLB and Wexford own approximately 49% and 8%, respectively, of the Company's outstanding common stock.

     DLB paid $1,515,000 in reorganization costs incurred on the Company's behalf, which was satisfied by the issuance of stock in connection with the Company's stock rights offering described above and cash. These costs were included in reorganization cost incurred during the six months and 10 days ended July 10, 1997. In addition, DLB charged the Company $465,000 for management services provided to it during the period July 11, 1997 through December 31, 1997. During the period May 1, 1997 through July 10, 1997, DLB was the operator on the WCBB properties in which the Company had a 50% working interest at that time. Subsequent to that date, the WCBB properties were contributed to the Company for common stock, as described above, and the Company became the operator of these properties. As of December 31, 1997, the Company owes DLB $1,728,000 which consists of unpaid management fees, capital expenditures, and operating expenses paid by DLB on the Company's behalf.

                          GULFPORT ENERGY CORPORATION

         During the period July 11, 1997 through December 31, 1997, the Company sold $4,335,000 in oil to a DLB subsidiary. These sales occurred at prices which the Company could be expected to obtain from an unrelated third party.


5. PROPERTY AND EQUIPMENT

         The major categories of property and equipment and related accumulated depreciation, depletion and amortization as of December 31, 1997 and 1996, are as follows:


                                                    1997                       1996
                                           -----------------------    -----------------------
Oil and gas properties                      $         84,466,000       $          77,541,000
Equipment                                                      -                   2,954,000
Office furniture and fixtures                          1,100,000                   1,669,000
Building                                                 217,000                     235,000
Land                                                     260,000                     260,000
                                            ----------------------    ----------------------

Total property and equipment                          86,043,000                  82,659,000
Accumulated depreciation, depletion
   And amortization                                   (4,542,000)                (25,760,000)
                                            ----------------------    ----------------------

Property and equipment, net                 $         81,501,000       $          56,899,000
                                            ======================    ======================


         On the Effective Date, DLB transferred its interest in the WCBB Assets to the Reorganized Company in exchange for five million (5,000,000) shares of the Reorganized Company Common Stock and the assumption by the Company of certain plugging and abandonment obligations related to the West Cote Blanche Bay Field (See Note 3 for further details). This transaction was valued at $12,987,000, which included a $1,000,000 plugging and abandonment escrow account required by TEPI. In connection with this transaction, DLB paid an additional $2,157,000 in development costs on these properties for which it received an additional 616,000 shares of the Reorganized Company common stock.

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

         No value has been assigned to any potential recoveries related to the above two transactions in the fresh start accounting.

                          GULFPORT ENERGY CORPORATION

          During December 1997, the Company sold substantially all of its field equipment for approximately $2,100,000 resulting in a net gain on the sale of $594,000.


6.  PROVISION FOR DOUBTFUL RECEIVABLES

         The Company has recorded provisions for certain receivables in which collectibility is uncertain as follows:

         In April 1995, the Company allegedly entered into a marketing agreement with Tri-Deck pursuant to which Tri-Deck would market all of the Company's oil and natural gas production. Subsequent to the agreement, Tri-Deck's principal, James Florence, who was also serving as the Company's Director of Marketing, assigned to Plains Marketing its right to market the Company's oil production and entered into a contract with Perry Oil and Gas to market the Company's gas production. During the early stages of the Company's Reorganization Case, Tri-Deck failed to make payments to the Company attributable to several months of the Company's gas production. Due to the uncertainty of the amount that will be recovered from Tri-Deck, the Company has recorded an allowance for this receivable in the amount of $4,278,000. Of this amount, approximately $1,700,000 related to the receivable from Tri-Deck for the purchase of the Company's April and May, 1996 gas production and has been deposited into a depository account with the Bankruptcy Court's registry.

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

         During the period ended July 10, 1997, the Company charged $71,000 to bad debts expense.


7.  OTHER ASSETS

         Other assets as of December 31, 1997 and 1996, consist of the following:

                                                                                    December 31,
                                                                      ---------------------------------------
                                                                             1997                 1996
                                                                      ------------------   ------------------
           Plugging and abandonment escrow account
             on the Lac Blanc properties - See Note 15                  $        871,000      $       831,000
           Plugging and abandonment escrow account
             on the WCBB properties - See Note 15                              1,203,000                    -
           Prepaid loan fees, net of amortization                                296,000              367,000
           CD's securing letter of credit                                        400,000                    -
           Deposits                                                              256,000              284,000
                                                                        ----------------      ---------------

                                                                        $      3,026,000      $     1,482,000
                                                                        ================      ===============


                          GULFPORT ENERGY CORPORATION

8.  RESTRUCTURING CHARGES AND REORGANIZATION COSTS

         The Company incurred certain restructuring costs in connection with its change in strategy and corporate structure. During 1995, these costs consisted primarily of the write-off of approximately $1,000,000 in leasehold improvements related to the relocation of the Company's operations from The Woodlands, Texas, approximately $300,000 in severance costs related to staff reductions and changes in senior management and $100,000 in legal fees and other costs directly related to the Company's Reorganization Case.

         During 1996, the Company incurred $7,345,000 in reorganization costs, primarily consisting of professional fees totaling $2,594,000 and the write-off of previously capitalized debt issuance costs on the Senior Notes (herein defined) in the amount of $3,834,000.

         During 1997, the Company incurred $7,771,000 in reorganization costs, consisting of $3,000,000 contributed to the Litigation Trust (See Note 17 for further details), $1,515,000 in reimbursements to DLB for restructuring costs it incurred on the Company's behalf, professional fees totaling $2,213,000, and an accrual of $1,044,000 for estimated future costs to be incurred in connection with the reorganization.


9. LONG-TERM LIABILITIES

         As of December 31, 1997 and 1996, a break down of long term debt is as follows:

                                             1997                      1996
                                    ---------------------     -------------------
Long-term debt:
   Credit facility                   $         15,000,000     $         -
   Priority tax claims                            527,000               -
   Building loan                                  193,000               -
                                    ---------------------    --------------------
                                               15,720,000               -
   Less current portion                         2,192,000               -
                                    =====================     ===================
                                     $         13,528,000     $         -
                                    =====================     ===================

Long-term debt in default treated
     as current liabilities:
   Credit facility                  $          -              $        15,000,000
   Senior Notes                                -                       98,572,000
   Other                                       -                          377,000
                                    =====================     ===================
                                    $          -              $       113,949,000
                                    =====================     ===================


     Credit Facility

         In December 1994, the Company entered into a $40,000,000 credit facility with International Nederlanden (U.S.) Capital Corporation ("INCC") ("Credit Facility") that was secured by substantially all of the Company's assets. At December 31, 1996, the Company had borrowings outstanding of $15,000,000, the maximum amount of borrowings available under the Credit Facility. At December 31, 1995, the revolving loan borrowings were converted to a term loan whereby quarterly principal payments of one-sixteenth of the outstanding indebtedness were due and payable. Amounts outstanding under the Credit Facility bore interest at an annual rate selected by the Company of either (i) the London Inter-Bank offered rate ("LIBOR") plus 3%, or (ii) the Lender's prime lending rate plus 1.25%. The estimated fair value of the Company's indebtedness under its Credit Facility approximates the principal balance outstanding, as the facility bears interest at rates tied to market rates and is secured by substantially all of the Company's assets.

         At December 31, 1996, the Company was in default under certain financial covenants of the

                         GULFPORT ENERGY CORPORATION

Credit Facility. Accordingly, the Company classified the debt as current at December 31, 1996. While in bankruptcy, INCC was stayed from enforcing certain remedies provided for in the credit agreement and the indenture. On the Effective Date, this loan was repaid in full along with $3,154,000 in accrued interest and legal fees.

         On the Effective Date, ING (U.S.) Capital Corporation (successor to
INCC) ("ING") entered into a new $15,000,000 loan agreement with the Company. Terms of this loan call for initial loan fees of $188,000 to be paid on or prior to closing with two additional loan fee payments of $100,000 each payable on or prior to December 31, 1997 and December 31, 1998. The loan matures on July 11, 1999 with interest to be paid quarterly and with three interim principal payments of $1,000,000 each to be made in September 1998, December 1998, and March 1999. This loan bears interest at the option of the Company at either (1) LIBOR plus 3% or (2) ING's fluctuating "reference rate" plus 1.25%. This loan is collateralized by substantially all of the Company's assets. At 12/31/97 this rate was 8.8125%.

         At December 31, 1997, the Company held $2,060,000 in cash representing the proceeds from the sale of its field equipment as further described in Note 5 above. As of the date of this report, ING has not released these funds for general use by the Company.

     13 7/8% Senior Notes Offering

         In February 1995, the Company offered 100,000 Units consisting of $100,000,000 aggregate principal amount of 13 7/8% Senior Notes and Warrants ("Warrants") to purchase an aggregate of 800,000 shares of the Company's Common Stock ("Offering").

         The Senior Notes were unsecured obligations of the Company ranking senior in right of payment to any subordinated indebtedness of the Company.

         The Senior Notes were issued under an indenture. The Company was not in compliance with the provisions of the indenture at December 31, 1996, accordingly, the Company classified the debt as current at that date.

         The Company, pursuant to an order of the Bankruptcy Court, did not make the scheduled interest payment of $6,938,000 on March 1, 1996, nor had the Company made any interest payments since that date. In accordance with SOP 90-7, the Company has not recorded interest expense on the Senior Notes subsequent to the Petition Date. At December 31, 1996, interest accrued related to the Senior Notes was $6,359,000. Had the Company accrued interest on the Senior Notes for the period subsequent to the Petition Date through December 31, 1996, an additional $12,141,000 of interest expense would have been recorded as of December 31, 1996.

         On the effective date, the Senior Notes were cancelled and the note holders received a pro rata share of 10,000,000 shares of common stock in the Reorganized Company along with all other unsecured creditors.


     Priority Tax Claims

         In accordance with the Plan of Reorganization, priority taxes totaling $703,000 are to be paid in four annual installments without interest. The first annual installment of $176,000 was made on the Effective Date.

     Building Loan

         During early 1996, the Company entered into a loan agreement with M C Bank and Trust Company to finance the acquisition of land and a building located in Lafayette, Louisiana. The original loan balance was $215,000 and called for monthly principal and interest payments totaling $3,000 per month through 2005 with the unpaid balance due at that time. The loan bears interest at 9.5% per annum and is collateralized by the land and building.

                         GULFPORT ENERGY CORPORATION

LONG TERM DEBT MATURITIES

         Following are the maturities of long-term liabilities for each of the next five years:

      1998                 $      2,192,000
      1999                       13,193,000
      2000                          195,000
      2001                           21,000
      2002                           23,000
      Thereafter                     96,000
                           -----------------

                           $     15,720,000
                           =================


10.  PREFERRED STOCK OFFERING

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

         The Preferred Stock had a liquidation preference of $25 per share and was convertible, at the option of the holder, into 2.083 shares of the Company's common stock. The Preferred Stock was not redeemable before October 20, 1995. Dividends on the Preferred Stock were to accrue and were cumulative from October 20, 1993, and were payable quarterly in arrears when declared by the Board of Directors. The Company was precluded under the terms of the Senior Note Indenture and Credit Facility from declaring any dividends during 1996. As a result of this and the bankruptcy proceedings, the Company did not accrue dividends payable on its Preferred Stock during 1996. In addition, accrued and unpaid Preferred Stock dividends at December 31, 1995 have been reversed in the 1996 financial statements. All outstanding Preferred Stock was cancelled effective July 11, 1997, and the former preferred shareholders were given Warrants exercisable at a price of $10 per share for a total of 221,000 shares in the Reorganized Company Common Stock.


   11.  COMMON STOCK OPTIONS AND WARRANTS

         All outstanding stock options and warrants issued prior to July 11, 1997, were cancelled in connection with the Plan of Reorganization.

         On July 10, 1997, the Company entered into an employment agreement with Mr. Ray Landry, the Company's former president, to perform certain services for the Company. In connection with this employment agreement, Mr. Landry was granted Incentive Stock Options to acquire 60,000 shares of the Company's common stock for $3.50 per share. The employment agreement does not specify the life of these options.

         In connection with the Plan of Reorganization, new warrants for 221,000 shares of the Reorganized Company common stock were issued to the former preferred shareholders. In addition, to the extent that any securities litigation claims based on preferred or common stock ownership are allowed as a "Class Proof of Claim", the Company has the obligation to issue this class an additional 221,000 in warrants to purchase common stock in the Reorganized Company. These warrants are each exercisable for one share of common stock at an exercise price of $10 per share. The warrants will expire on July 11, 2007. In accordance with the Plan of Reorganization, the Company has the right to issue up to 1,104,000 warrants.

                         GULFPORT ENERGY CORPORATION

12. INCOME TAXES

         A reconciliation of the statutory federal income tax amount to the recorded expense follows:

                                     July 11, 1997     January 1, 1997
                                        Through           Through
                                     December 31,                               1996               1995
                                         1997          July 10, 1997
                                    ----------------  -------------------  -----------------  ------------
Income (loss) before
  Federal income taxes              $  (1,713,000)     $  79,108,000      $ (29,387,000)     $(128,175,000)
                                    =============      =============      =============      =============
Expected income tax (benefit)
  At statutory rate                      (651,000)        30,061,000        (10,285,000)       (44,861,000)
Valuation allowance                       651,000                 --          9,358,000         44,977,000
Tax deduction in excess of book
  For stock options exercised                  --                 --                 --           (144,000)
Net operating loss carryforward
  Utilized                                     --        (30,061,000)                --                 --
Reorganization costs                           --                 --            923,000                 --
Other                                          --                 --              4,000             28,000
                                    -------------      -------------      -------------      -------------

Income tax expense recorded         $          --      $          --      $          --      $          --
                                    =============      =============      =============      =============

         The tax effects of temporary differences and net operating loss carry forwards, which give rise to deferred tax assets (liabilities) at December 31, 1997 and 1996, respectively, are as follows:

                                              1997            1996
                                         -------------   -------------

Net operating loss carryforward          $   3,740,000   $  19,002,000
Oil and gas property basis difference       22,362,000      28,971,000
Other                                        1,953,000       6,702,000
                                         -------------   -------------

Total deferred tax asset                    28,055,000      54,675,000
Valuation allowance                        (28,055,000)    (54,607,000)
                                         -------------   -------------

Deferred tax asset                                  --          68,000
                                         -------------   -------------

Deferred tax liability                              --         (68,000)
                                         -------------   -------------

Net deferred tax asset (liability)       $          --   $          --
                                         -------------   -------------


         The Company filed a short period tax return for the six months and ten days ended July 10, 1997. On that return, the Company utilized $30,061,000 of it's deferred tax asset. Since the deferred tax asset was fully reserved by a valuation allowance at December 31, 1996, no income tax expense was recognized on the financial statements for the period January 1 to July 10, 1997.

         The Company has an available tax net operating loss carryforward of approximately $10,000,000 as of December 31, 1997. This carryforward will expire in the year 2012.

                          GULFPORT ENERGY CORPORATION

13. EARNINGS (LOSS) PER SHARE

         Earnings per share for all periods were computed based on common stock equivalents outstanding on that date during the applicable periods.

14. JOINT VENTURE AGREEMENT

         By a Joint Venture Agreement dated October 18, 1991, the Company entered into a joint venture to develop certain oil and gas properties with Tricore Energy Venture, L.P., a Texas limited partnership ("Tricore") and Stag Energy Corporation ("Stag").

         Under the terms of the Tricore agreements Tricore contributed the capitalization required to complete the development of selected prospects, and Stag and the Company contributed, or arranged for contribution of, the prospects to be developed.

         The Company provided Tricore with a limited production guarantee based on the minimum production schedule attached to the Tricore joint venture agreement.

         As a result of significant production declines from jointly-owned properties, the Company has recorded in 1996 and 1995, minimum production guarantee charges of $5,555,000 and $3,591,000, respectively. The $9,146,000 liability recognized at December 31, 1996 represented the Company's estimated ultimate obligation to the joint venture, including the disallowance of certain tax credits.

         On December 9, 1997, this claim was settled as an Allowed General Unsecured Claim in the amount of $6,800,000 for which Tricore received 524,000 shares of the Reorganized Company common stock and 524,000 Litigation Entity interests. As a part of this settlement, Tricore transferred its interest in the Joint Venture to the Company with the stipulation that if the Company sells any of the Joint Venture's properties within one year, the Company will pay to Tricore the net proceeds from such sale.


15.  COMMITMENTS

     Leases

         As of December 31, 1997, the Company had no long-term, non-cancelable operating lease commitments.

         Rental expense for all operating leases for the period commencing July 11, 1997 and ending December 31, 1997, the period commencing January 1, 1997 and ending July 10, 1997, and for the years ended December 31, 1996, and 1995 was $77,000, $109,000, $207,000, and $482,000, respectively.

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

     Lac Blanc Escrow Account

         In connection with its purchase of a 91% working interest in the Lac Blanc Field, the Company deposited $170,000 in a segregated trust account and agreed to make additional deposits of $20,000 per month until the accumulated balance of the trust account reaches $1,700,000. These funds are held in a segregated account for the benefit of the State of Louisiana to insure that the wells in the Lac Blanc Field are properly plugged upon cessation of production. In return for this financial commitment, the State has granted the sellers an unconditional release

                          GULFPORT ENERGY CORPORATION
from their contingent liability to the state to plug and abandon the wells. When all existing wells in the Lac Blanc Field have been properly plugged and abandoned, the funds in the trust account, should any remain, will revert to the Company. Due to the filing of the Reorganization Case in June 1996, the Company ceased contributions to the segregated account. At December 31, 1997, the balance in this escrow account was $871,000.

         Under the Plan, the Company will fund the unfunded portion of the escrow and maintain future funding requirements.

     Plugging and Abandonment Funds

         The Company is contractually committed in its purchase contracts for the Initial LLOG Property and Remaining LLOG Properties to establish plugging and abandonment funds as allowed by Louisiana's Orphaned Well Act. The State of Louisiana, upon completion of an independent study to be commissioned by the Company, will establish the amount of and terms of payment into each fund. As of December 31, 1997, the independent study has not been completed. Accordingly, the Company is unable to determine the amount of and terms of payment towards the future obligation related to these commitments.

         Under the Plan, the Company will fund the unfunded portion of the escrow and maintain future funding requirements.

         In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Reorganized Company assumed the obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. TEPI retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's plugging and abandonment obligations to TEPI have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property.

     Texaco Global Settlement

         Pursuant to the terms of a global settlement between Texaco and the State of Louisiana which includes the State Lease No. 50 portion of the Company's East Hackberry Field, the Company is obligated to commence a well or other qualifying development operation on certain non-producing acreage in the field prior to March 1998. On January 8, 1998, the Company applied for and was granted a permit to conduct seismic operations on the East Hackberry Field as well as other Company properties. The Company is planning on shooting the seismic as soon as practical. If the Company fails to shoot the seismic or commence the drilling of a well on this non-producing acreage within a reasonable period of time, it will be required by the State of Louisiana to surrender approximately 440 non-producing acres in this field.

     Reimbursement of Employee Expenses & Contributions to 401(k) Plan

         The Company sponsors a 401(k) savings plan under which eligible employees may choose to contribute up to 15% of salary income on a pre-tax basis, subject to certain IRS limits. The Company contribution to the 401(k) plan is discretionary and currently is 25% of employee contributions up to 6% of their salary. This benefit vests to employees over a five-year employment period or at a rate of 20% per each year of participation. During the period commencing July 11, 1997 and ending on December 31, 1997, the period commencing January 1, 1997 and ending on July 10, 1997, and the years ended December 31, 1996 and 1995, the Company incurred $13,000, $23,000, $32,000, and $22,000, respectively, in matching contributions expense associated with this plan.

     Stay Bonus

         The Company's Board of Directors determined that it was necessary to provide a "stay bonus" to facilitate retention of employees during the Reorganization Case in view of the uncertainties of the future of the Company. On November 6, 1996, the Bankruptcy Court entered an order authorizing the stay bonuses. The Company accrued $614,000 for these stay bonuses in December of 1996 and the bonuses were paid in June 1997.

                          GULFPORT ENERGY CORPORATION

16. CONTINGENCIES

     Tri-Deck/Perry Gas Litigation

         During 1995, the Company entered into a marketing agreement with Tri-Deck Oil and Gas Company ("Tri-Deck") pursuant to which Tri-Deck would market all of the Company's oil and gas production. Subsequent to the agreement, Tri-Deck's principal and the Company's Director of Marketing, James Florence, assigned to Plains Marketing its right to market the Company's oil production and assigned to Perry Oil & Gas its right to market the Company's gas production. During early 1996, Tri-Deck failed to make payments to the Company attributable to several months of its gas production. Consequently, the Company responded in two ways. First, on May 20, 1996, the Company filed a Motion to Reject the Tri-Deck Marketing Agreement. Second, on May 29, 1996, the Company initiated an adversary proceeding against Tri-Deck and Perry Oil and Gas ("Perry Gas"). Perry Gas was the party, which ultimately purchased the Company's gas production for the months in question.

         With respect to the Motion to Reject, the Bankruptcy Court authorized the rejection and directed Tri-Deck and the Company to determine the amount of production proceeds attributable to the Company's June gas production which were payable to the Company. Consequently, Perry Gas thereafter made payment to the Company of the June gas proceeds less $75,000 for a set-off claim by Perry Gas, which is subject to further consideration by the Bankruptcy Court.

         Next, with respect to the adversary proceeding, the Company sought turnover by Tri-Deck and/or Perry Gas of all unpaid production proceeds payable to the Company under the marketing agreement and the issuance of a temporary restraining order and preliminary injunction against both parties to prevent further disposition of such proceeds pending outcome of the proceedings. On May 31, 1996 the Bankruptcy Court entered a consensual temporary restraining order against both Tri-Deck and Perry Gas. On June 18, 1996, a Preliminary Injunction was entered by the Court which required Perry Gas to segregate into a separate depository account the funds due for the purchase of the Company's April and May 1996, gas production from Tri-Deck. Subsequently, upon motion by the Company the Court ordered such funds to be placed into the Bankruptcy Court's registry, as Perry Gas had made certain withdrawals from the separate depository account without authorization by the Court. Currently, funds in the amount of approximately $1,700,000 remain in the registry of the Court. Additionally, a dispute exists between the Company and Perry Gas as to additional funds owed by Perry Gas for the purchase of the Company's April and May 1996 gas production. Currently, the adversary proceeding remains pending as to the ultimate issue of ownership of proceeds. Tri-Deck has also filed an answer and counterclaim in which Tri-Deck is asserting, among other items, damages for tortious interference of its contractual relationships with others. Recovery of the $1,700,000 receivable is dependent on the court rendering a favorable ruling on the issue. As of the date of the report, the court has not ruled on this issue. Although management believes that Tri-Deck's claim to the funds in the registry of the court is invalid, and the aforementioned counterclaim is without merit, for financial reporting purposes the receivable from Tri-Deck was fully reserved for as of December 31, 1997.

         On January 20, 1998, the Company and the Litigation Trust entered into a Clarification Agreement whereby the rights to pursue the Tri- Deck claim were assigned to the Litigation Trust. In connection with this agreement, the Litigation Trust agreed to reimburse the Company $100,000 for legal fees the Company had incurred in connection this and other related claims. As additional consideration for the contribution of this claim to the Litigation Trust, the Company is entitled to 85% of the net proceeds from this claim.

     Title to Oil and Gas Properties

         During 1996, WRT received notice from a third party claiming that the Company's title has failed as to approximately 43 acres in the Bayou Pigeon Field. Some or all of the acreage in dispute is considered to be productive in three separate production units. Under the assumption that the Company's title is flawed, it's working interest in three units may be reduced to approximately 7% (5% Net Revenue Interest, ("NRI")) 75% (63% NRI), and 95% (72% NRI). The financial statements as of and for the period commencing July 11, 1997 and ending December 31, 1997, the period commencing January 1, 1997 and ending July 10, 1997, and for the years ended December 31, 1996 and 1995, reflect operating results and proved reserves discounted for this possible title failure. As the title failure predates its ownership of the field, the Company is

                          GULFPORT ENERGY CORPORATION
currently evaluating its recourse against the predecessors-in-title relative to this issue. The Company is currently negotiating a settlement with the Third Party, pursuant to their claim.

     Other Litigation

         The Company has been named as a defendant on various other litigation matters. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations for the periods presented in the financial statements.

17.  LITIGATION TRUST ENTITY

         On August 13, 1996, the Bankruptcy Court executed and entered its Order Appointing Examiner directing the United States Trustee to appoint a disinterested person as examiner in the Company's bankruptcy case.

         The Court ordered the appointed examiner ("Examiner") to file a report of the investigation conducted, including any fact ascertained by the examiner pertaining to fraud, dishonesty, incompetence, misconduct, mismanagement or irregularity in the management of the affairs of the Company.

         The Examiner's final report dated April 2, 1997, recommended numerous actions for recovery of property or damages for the Company's estate which appear to exist and should be pursued. Management does not believe the resolution of the matters referred to in the Examiner's report will have a material impact on the Company's consolidated financial statements or results of operations.

         Pursuant to the Plan of Reorganization, all of the Company's possible causes of action against third parties (with the exception of certain litigation related to recovery of marine and rig equipment assets and claims against Tri-Deck), existing as of the effective date of the Plan, were transferred into a "Litigation Trust" controlled by an independent party for the benefit of most of the Company's existing unsecured creditors. The litigation related to recovery of marine and rig equipment and the Tri-Deck claims were subsequently transferred to the litigation trust as described below.

         The Litigation Entity was funded by a $3,000,000 cash payment from the Company, which was made on the Effective Date. The Company owns a 12% interest in the Litigation Trust with the other 88% being owned by the former general unsecured creditors of the Company. For financial statement reporting purposes, the Company has not recognized the potential value of recoveries which may ultimately be obtained, if any, as a result of the actions of the Litigation Trust, treating the entire $3,000,000 payment as a reorganization cost incurred during the period commencing January 1, 1997 and ending on July 10, 1997.

         On January 20, 1998, the Company and the Litigation Entity entered into a Clarification Agreement whereby the rights to pursue various claims reserved by the Company in the Plan of Reorganization were assigned to the Litigation Trust. In connection with this agreement, the Litigation Trust agreed to reimburse the Company $100,000 for legal fees the Company had incurred in connection these claims. As additional consideration for the contribution of this claim to the Litigation Trust, the Company is entitled to 20% to 80% of the net proceeds from these claims.


18. SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)

         The following is historical revenue and cost information relating to the Company's oil and gas operations located entirely in the southeastern United
States:

                          GULFPORT ENERGY CORPORATION

         Capitalized Costs Related to Oil and Gas Producing Activities

                                                             1997              1996
                                                       --------------   ---------------
            Proved Properties                          $   79,349,000   $    77,541,000
            Accumulated depreciation, depletion
               and amortization                            (4,371,000)      (23,401,000)
                                                       --------------   ---------------

            Proved properties, net                     $   74,978,000   $    54,140,000
                                                       ==============   ===============


  Costs Incurred in Oil and Gas Property Acquisition and Development Activities

                                    1997                 1996                1995
                              -----------------   ---------------    ---------------
           Acquisition        $     15,144,000    $            -     $    87,379,000
           Development               6,787,000         4,282,000          27,225,000
                              -----------------   ---------------    ---------------

                              $     21,931,000    $    4,282,000     $   114,604,000
                              =================   ===============    ===============




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


                                        July 11, 1997
                                           Through        January 1, 1997
                                        December 31,          Through
                                            1997           July 10, 1997         1996             1995
                                       ---------------   ---------------  ---------------  -------------
      Revenues                         $     9,756,000   $    10,138,000  $    24,019,000  $  24,655,000
      Production costs                       5,397,000         5,514,000       15,095,000     11,673,000
      Depletion                              4,371,000         3,314,000        7,973,000     12,645,000
                                       ---------------   ---------------  ---------------  -------------
                                               (12,000)        1,310,000          951,000        337,000
      Income tax expense                             -                 -           34,000          7,000
                                       ---------------   ---------------  ---------------  -------------
      Results of operations
        From producing activities      $       (12,000)  $     1,310,000  $       917,000   $    330,000
                                       ===============   ===============  ===============  =============

         Oil and Gas Reserves

         The following table presents estimated volumes of proved and proved developed oil and gas reserves, prepared by independent reserve engineers, as of December 31, 1997, 1996 and 1995 and changes in proved reserves during the last three years, assuming continuation of economic conditions prevailing at the end of each year. Estimated volumes as of July 11, 1997 were extrapolated from the December 31, 1997 numbers and were not prepared by independent reserve engineers. Volumes for oil are stated in thousands of barrels (MBbls) and volumes for natural gas are stated in millions of cubic feet (Mmcf). The weighted average prices at December 31, 1997 used for reserve report purposes are $17.91 and $2.62 for oil and gas reserves, respectively.

         The Company emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

                          GULFPORT ENERGY CORPORATION


                                    July 11 to              January 1 to
                                  December 31, 1997         July 10, 1997                1996                  1995
                               ---------------------- ------------------------ ---------------------- ----------------------
                                  Oil        Gas         Oil            Gas         Oil        Gas         Oil         Gas
                               ---------- ----------- ----------   ----------- ---------  ----------- ---------- -----------
Proved Reserves:
  Beginning of the period        13,677       13,409     13,923      15,121      14,627       19,131      7,431       28,797
  Purchases of oil and gas
     Reserves in place           11,612          163         --          --          --           --     15,068       39,204
  Extensions, discoveries and
     Other additions                 --           --         --          --          --           --        960        4,235
  Revisions of prior reserve
     Estimates                      848         (890)        --          --         (89)        (381)    (7,821)     (44,859)
  Current production               (320)      (1,106)      (246)     (1,712)       (615)      (3,629)      (778)      (7,403)
  Sales of oil and gas
   Reserves in place                 --           --         --          --          --           --       (233)        (843)
                                -------      -------    -------     -------     -------      -------    -------      -------
  End of period                  25,817       11,576     13,677      13,409      13,923       15,121     14,627       19,131
                                =======      =======    =======     =======     =======      =======    =======      =======
  Proved developed reserves       7,219        8,259      7,248       8,252       9,550       11,687     10,209       16,663
                                =======      =======    =======     =======     =======      =======    =======      =======



         Discounted Future Net Cash Flows

         Estimates of future net cash flows from proved oil and gas reserves were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." The following tables present the estimated future cash flows, and changes therein, from the Company's proved oil and gas reserves as of December 31, 1997, 1996 and 1995, assuming continuation of economic conditions prevailing at the end of each year.

          Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

                                                    1997                 1996                 1995
                                            -------------------   -----------------    -----------------
  Future cash flows                         $       492,680,000   $     421,954,000    $     311,419,000
  Future development costs                         (166,812,000)       (107,627,000)         (96,460,000)
  Future production costs                          (119,235,000)        (90,558,000)         (89,187,000)
  Future production taxes                           (58,807,000)        (46,703,000)         (35,411,000)
                                            -------------------   -----------------    -----------------
  Future net cash flows before
     income taxes                                   147,826,000         177,066,000           90,361,000
  10% annual discount for
     estimated timing of cash flows                 (71,396,000)        (78,399,000)         (38,994,000)
                                            -------------------   -----------------    -----------------
  Discounted future net
     cash flows                                      76,430,000          98,667,000           51,367,000
  Future income taxes, net of
     10% annual discount                                      -                   -                    -
                                            -------------------   -----------------    -----------------
  Standardized measure of
     discounted future net cash
     flows                                  $        76,430,000   $      98,667,000    $      51,367,000
                                            ===================   =================    =================


                          GULFPORT ENERGY CORPORATION

     Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves


                                                 1997              1996             1995
                                           ----------------  -----------------  -------------
Sales and transfers of oil and
   Gas produced, net of
   Production costs                          $ (9,352,000)     $ (8,924,000)     $(12,982,000)
Net changes in prices and
   Development and production costs           (50,101,000)       55,345,000       (26,418,000)
Acquisition of oil and gas reserves
   in place, less related production
   costs                                       27,195,000                --        62,974,000
Extensions, discoveries and
   Improved recovery, less related costs               --                --         4,859,000
Revisions of previous quantity
   Estimates, less related
   Production costs                             5,720,000          (914,000)      (44,100,000)
Sales of reserves in place                             --                --        (1,089,000)
Accretion of discount                           6,248,000         5,137,000         6,452,000
Net change in income taxes                             --                --        11,600,000
Other                                          (1,947,000)       (3,344,000)       (2,851,000)
                                             ------------      ------------      ------------
Total change in standardized
   measure of discounted future
   net cash flows                            $(22,237,000)     $ 47,300,000      $ (1,555,000)
                                             ============      ============      ============


         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Information concerning the Company's change in accountants was previously reported on the Company's report on Form 8-K filed with the Securities and Exchange Commission on December 23, 1997.

                                    PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         ITEM 11.  EXECUTIVE COMPENSATION

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the information called for by Items 10, 11, 12, and 13, reference is made to the Company's definitive proxy statement for its 1988 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and portions of which are incorporated herein by reference.

                                     PART IV

         Item 14.  Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K.

         (a)
                  (1)       Financial Statements
                  (2)       Financial Statement Schedules
                  (3) Exhibits required by Item 601 of Regulation S-K are as follows:

                            2.1 Final Order Authorizing Use of Proceeds from Oil
                                and Gas Operations. (1)

                            2.2 Letter agreement by and among WRT Energy
                                Corporation, DLB Oil & Gas, Inc. and Wexford
                                Management, LLC dated October 22, 1996.(2)

                            2.3 Debtor's and DLBW's First Amended Joint Plan of
                                Reorganization Under Chapter 11 of the United States Bankruptcy Code dated January 20, 1997.
                                (3)

                            2.4 First Amended Disclosure Statement Under 11
                                U.S.C. 1125 In Support of Debtor's and DLBW's First Amended Joint Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code dated January 20, 1997. (3)

                            2.5 Agreement and Plan Merger (4)

                                (1) Filed with Form 10K dated March 14, 1997
                                (2) Filed with Form 10K dated November 6, 1996
                                (3) Filed with Form 10K dated March 3, 1997
                                (4) Filed with Form 10K dated July 22, 1997

                           27.1 Financial Data Schedule

                                (1) Filed with Form 8K dated March 14, 1997
                                (2) Filed with Form 8K dated November 6, 1996
                                (3) Filed with Form 8K dated March 3, 1997
                                (4) Filed with Form 8K dated July 22, 1997

         (b)       The Registrant filed the following reports on Form 8-K


                           Form 8-K filed on December 23, 1997 reporting changes in registrants certified accountants.

                           Form 8-KA filed on February 17, 1998 reporting letter to the SEC from KPMG Peat Marwick LLP regarding termination of their client - auditor relationship.

                                   SIGNATURES


Pursuant to the requirements Section 13 or 15(d) of the Securities and Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               GULFPORT ENERGY CORPORATION


Date:  March 31, 1998

                               By: /s/ GARY C. HANNA                   3/31/98
                                  ----------------------------------  ---------
                                  Gary C. Hanna                       Date
                                  President

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended. This report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

                               By: /s/ GARY C. HANNA                   3/31/98
                                  ----------------------------------  ---------
                                  Gary C. Hanna                       Date
                                  President


                               By: /s/ RONALD D. YOUTSEY               3/31/98
                                  ----------------------------------  ---------
                                  Ronald D. Youtsey                   Date
                                  Secretary and Treasurer


                               By: /s/ CHARLES E. DAVIDSON             3/31/98
                                  ----------------------------------  ---------
                                  Charles E. Davidson                 Date
                                  Director


                               By: /s/ MARK LIDDELL                    3/31/98
                                  ----------------------------------  ---------
                                  Mark Liddell                        Date
                                  Director


                               By: /s/ MIKE LIDDELL                    3/31/98
                                  ----------------------------------  ---------
                                  Mike Liddell                        Date
                                  Director



                               By: /s/ ROBERT BROOKS                   3/31/98
                                  ----------------------------------  ---------
                                  Robert Brooks                       Date
                                  Director

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
EXHIBIT 27.1                     Financial Data Schedule