Form 10-K/A
period 1997-12-31
GULFPORT ENERGY CORP
filed 1998-04-30
CIK 874499

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-K/A
                                 Amendment No. 1

FOR  ANNUAL AND  TRANSITION  REPORTS  PURSUANT  TO  SECTIONS  13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                                                  Name of each exchange
Title of each class                                on which registered
  Common Stock, $0.01 par value                            None

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

Yes  [ X ]     No  [   ]

      The registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as set forth on the pages attached hereto:

      Item 10     Directors and Executive Officers of the Registrant
      Item 11     Executive Compensation
      Item 12     Security Ownership of Certain Beneficial Owners and Management
      Item 13     Certain Relationships and Related Transactions

     Item 10. Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act

                        Directors and Executive Officers

     On July 11, 1997, all of the existing officers and directors of the Company were terminated pursuant to the terms of the Plan and new officers and directors were appointed. As of April 28, 1998, the officers and directors of the Company were as follows:

       Name                           Age        Position
       ----                           ---        --------

       Gary C. Hanna                  39         President
       Raymond P. Landry              58         Executive Vice President
       Ronald D. Youtsey              41         Secretary and Treasurer
       Charles E. Davidson            44         Director
       Mark Liddell                   43         Director
       Mike Liddell                   44         Director
       Robert Brooks                  50         Director

     Gary C. Hanna has served as President of Gulfport since July 11, 1997. Until April 28, 1998, Mr. Hanna also held the position of Executive Vice President and Chief Operating Officer of DLB, a position he has held since October 1994. From 1982 to October 1994, he was President and Chief Executive Officer of Hanna Oil Properties, Inc., an Oklahoma City based petroleum-consulting company. Mr. Hanna received a B.B.A. degree in economics from the University of Oklahoma. He is on the Board of Directors of the Oklahoma Independent Producers Association.

     Raymond P. Landry has served as Executive Vice President of Gulfport since July 11, 1997. Prior to that Mr. Landry held the position of Chairman of the Board and Chief Executive Officer of the Company. Mr. Landry served as the Executive Vice President of Offshore Pipelines, Inc. from June 1991 until March 1995 and continues to provide services on a consulting basis. Between June 1983 and June 1991, Mr. Landry served as a general partner for several real estate ventures. Mr. Landry is a Certified Public Accountant and holds a B.S. degree in Accounting from Louisiana State University.

     Ronald D. Youtsey has served as Secretary and Treasurer of Gulfport since July 11, 1997. Until April 28, 1998, Mr. Youtsey also held the position of Senior Vice President and Chief Financial Officer of DLB. Mr. Youtsey joined DLB as Controller in 1991. From 1979 to 1991, he was employed by French Petroleum Corporation, an oil and gas exploration and production company, last serving as Vice President of Finance. Mr. Youtsey is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. He received a B.S. degree in accounting from the University of Central Oklahoma.

     Charles E. Davidson has served as a director of Gulfport since July 11, 1997. Until April 28, 1998, Mr. Davidson also held the position of Chairman of the Board of Directors of DLB. Since 1994, he has also served as managing partner of Wexford Capital Corporation, a private investment firm. From 1984 to 1994, he was a partner in Steinhardt Partners, L.P., a private investment firm. From 1977 to 1984, Mr. Davidson was employed by Goldman, Sachs & Co., last serving as Vice President of corporate bond trading. Mr. Davidson is Chairman of the Board of Resurgence Properties, Inc. and is also a director of Presido Capital, Inc., both of which are publicly held real estate companies. He holds a B.A. degree and a M.B.A. degree from the University of California at Los Angeles.

     Mark Liddell has served as a director of Gulfport since July 11, 1997. Until April 28, 1998, Mr. Liddell also held the position of President of DLB, a position he has held since October 1994. Mr. Liddell was Vice President of DLB from 1991 to 1994. From 1985 to 1991, he was Vice President of DLB Energy. From 1991 to May 1995, Mr. Liddell served as a director of TGX Corporation, a publicly held oil and gas company, and from 1989 to 1990, he served as a director of Kaneb Services, Inc., a publicly held industrial services and pipeline transportation company. He received a B.S. degree in education and a J.D. degree from the University of Oklahoma.

     Mike Liddell has served as a director of Gulfport since July 11, 1997. In addition, Mr. Liddell has served as Chief Executive Officer of DLB since October 1994, and as a director of DLB since 1991. From 1991 to 1994, Mr. Liddell was President of DLB. From 1979 to 1991, he was President and Chief Executive Officer of DLB Energy. He received a B.S. degree in education from Oklahoma State University. He is the brother of Mark Liddell.

     Robert E. Brooks has served as a director of Gulfport since July 11, 1997. Mr. Brooks is currently a Senior Vice President in charge of Asset Finance and Managed Assets for Bank One, Louisiana. Mr. Brooks is a Certified Public Accountant and has worked as a banker for large commercial banks since 1974. He received his B.S. degree from Purdue University in mechanical engineering in 1969. He obtained graduate degrees in finance and accounting from the Graduate School of Business at the University of Chicago in 1974.


               Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Security Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of a class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's equity and derivative securities. These persons are required to furnish the Company copies of all Section 16(a) reports which they file. Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 3, 4 or 5 were required, the Company believes that no person failed to file required reports on a timely basis during or in respect of 1997.

                        Item 11. Executive Compensation

                             Executive Compensation

     The following table provides certain summary information concerning compensation paid or accrued during the three fiscal years December 31, 1997, 1996, and 1995 to the Company's Chief Executive Officer and each of the four most highly compensated executive officers of the Company, determined as of the end of the last fiscal year, whose annual compensation exceeded $100,000.

Name and position              Year        Salary         Bonus        Other
-----------------          -----------   -----------   ----------   ----------

Gary C.  Hanna (1)             1997       $       -    $       -    $       -
     President                 1996               -            -            -
                               1995               -            -            -

Wayne A. Beninger (2)         1997          95,506       65,500            -
     Vice President -          1996         116,804            -            -
         Strategic Planning    1995          59,154            -            -

Raymond P. Landry (3)          1997         156,000       78,000            -
     Executive Vice President  1996         161,962       25,000            -
                               1995          90,558            -            -

Thomas C. Stewart (4)          1997          83,359       53,000            -
     Vice President            1996         108,808            -            -
            of Operations      1995          27,500            -            -


(1) Gary Hanna was not paid a salary or other compensation by Gulfport. His services were provided by DLB in connection with an Administrative Service Agreement between DLB and Gulfport. See Item 13 "Certain Relationships and Related Transactions".

(2) Mr. Beninger resigned as Vice President of Strategic Planning on August 31, 1997. During 1997, Mr. Beninger received $65,500 in compensation as a participant of the employee stay bonus program.

(3) Mr. Landry received a $25,000 sign-on bonus, per the terms of his employment contract, payment of which was deferred to 1996. Mr. Landry received $78,000 in compensation during 1997 as a participant of the employee stay bonus program.

(4) Mr. Stewart resigned as Vice President of Operations on July 11, 1997. During 1997, Mr. Stewart received $53,000 in compensation as a participant of the employee stay bonus program.


                              Director Compensation

     Up to the Effective Date, each director who was not a salaried employee of the Company received $500 for his attendance at each meeting of the Board of Directors and was reimbursed for expenses incurred in connection with attending each such meeting.

                              Employment Agreements

     As called for in the Plan, Mr. Landry entered into a two-year employment agreement with Gulfport commencing on the Effective Date. This employment agreement provides for a salary of $156,000 per year and stock options to purchase 60,000 shares of Gulfport common stock at $3.50 per share pursuant to a stock option agreement to be established by Gulfport. In addition, Gulfport assumed the rights and obligations of existing employment contracts with Wayne
A. Beninger and Thomas C. Stewart, both of which expired on August 31, 1997, and called for annual salaries of $125,000 and $100,000, respectively.


              Compensation Committee Interlocks and Insider Trading

     No member of the Committee is a former or current officer or employee of the Company and no employee of the Company serves or has served on the compensation committee (or board of directors of a corporation lacking a compensation committee) of a corporation employing a member of this Committee.

                               Stock Option Plan

        As of July 11, 1997, all stock option plans were terminated. Therefore, there are no unexercised options outstanding at December 31, 1997.


    Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information concerning the beneficial ownership of the Common Stock as of April 27, 1998, by (1) each director, (2) the named executive officers, (3) each stockholder known by the Company to own beneficially five percent or more of the outstanding shares of the Common Stock, and (4) all executive officers and directors of the Company as a group.

      Name                                      Shares               Percentage
      ----                                      ------               ----------

DLB Oil & Gas, Inc........................  10,792,220                  48.8%
Wexford Management (1) ...................   2,407,071                  10.9%
Gary C. Hanna ............................        --                      --
Raymond P. Landry ........................        --                      --
Wayne A. Beninger .......................        --                      --
Thomas C. Stewart ........................        --                      --
Charles E. Davidson (2) ..................   2,407,071                  10.9%
Mark Liddell .............................        --                      --
Mike Liddell .............................        --                      --
Robert E. Brooks .........................        --                      --
All directors and executive officers
   as a group (7 individuals) ............        --                      --

- Less than one percent.

(1) Includes shares of Common Stock held by various Wexford investment funds.

(2) Includes 2,407,071 shares of Common Stock held of record by Wexford Management. Mr. Davidson is the Managing partner of Wexford Capital Corporation. Mr. Davidson disclaims beneficial ownership of such shares.

            Item 13. Certain Relationships and Related Transactions

         The Company, DLB and Wexford filed with the Bankruptcy Court a joint plan of reorganization for the Company, which provided, among other things, for an exchange of the notes and secured claims for common stock in the reorganized Gulfport. On July 11, 1997, DLB and Wexford received an aggregate of 13.2 million shares of Gulfport Common Stock for various claims, assets and cash as detailed below:

     Unsecured debt of $34.3 million                         2.88 million shares
     Contribution of DLB's interest in WCBB properties       5.62 million shares
     Cash of $5.0 million                                    1.43 million shares
     Contribution of $11.5 million of secured and
            Asserted secured claims                          3.27 million shares
                                                            --------------------
               Total shares issued to DLB and Wexford       13.20 million shares
                                                            ====================

                       Administrative Services Agreement

         Pursuant to the terms and conditions of an Administrative Services Agreement, dated as of July 10, 1997, by and between the Company and DLB (the "Services Agreement"), DLB has agreed to make available to the Company personnel, services, facilities, supplies, and equipment as the Company may need including executive and managerial, accounting, auditing and tax, engineering, geological and geophysical, legal, land, and administrative and clerical services. The initial term (the "Initial Term") is one year beginning on the date of the Services Agreement. The Services Agreement will continue for subsequent one-year periods unless terminated by either party by written notice no less than 60 days prior to the anniversary date of the Services Agreement. During the year ended December 31, 1997, the services of Gary C. Hanna and Ronald D. Youtsey, the Company's President and Secretary respectively, were provided under this agreement.

         In return for the services rendered, the Company must pay DLB a monthly service charge based on the pro rata proportion of the Company's use of DLB services, personnel, facilities, supplies, and equipment as determined by DLB in a good-faith, reasonable manner. The service charge is calculated as the sum of
(1) DLB's fully allocated internal costs of providing personnel and/or performing services, (2) the actual costs to DLB of any third-party services required, (3) the equipment, occupancy, rental, usage, or depreciation and interest charges, and (4) the actual cost to DLB of supplies.

         On April 28, 1998, the rights and obligations of DLB under the Service Agreement were assigned to DLB Investments, L.L.C. As of December 31, 1997, and April 27, 1997, Gulfport owed DLB approximately $1,728,000 and $1,581,000 respectively for services rendered in connection with this Service Agreement (and for invoices paid by DLB on Gulfport's behalf).

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.




                             GULFPORT ENERGY CORPORATION


Date:  April 28, 1998
                              By:/s/ GARY C HANNA
                              -------------------------------
                                 Gary C. Hanna
                                 President


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


                              By:/s/  GARY C. HANNA             4/28/98
                              -------------------------------   ---------------
                                 Gary C. Hanna                  Date
                                 President

                              By: /s/  RONALD D. YOUTSEY        4/28/98
                              -------------------------------   ---------------
                                 Ronald D. Youtsey              Date
                                 Secretary and Treasurer

                              By:/s/  CHARLES E. DAVIDSON       4/28/98
                              -------------------------------   ---------------
                                 Charles E. Davidson            Date
                                 Director

                              By: /s/ MARK LIDDELL              4/28/98
                              -------------------------------   ---------------
                                 Mark Liddell                   Date
                                 Director

                              By: /s/ MIKE LIDDELL              4/28/98
                              -------------------------------   ---------------
                                 Mike Liddell                   Date
                                 Director

                              By: /s/ ROBERT BROOKS             4/28/98
                              -------------------------------   ---------------
                                 Robert Brooks                  Date
                                 Director