Form 10-Q
period 1998-03-31
GULFPORT ENERGY CORP
filed 1998-05-15
CIK 874499

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


                              6307 Waterford Blvd.
                              Building D, Suite 100
                          Oklahoma City, Oklahoma 73118
                                 (405) 848-8807
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive office)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of May 15, 1998 was 22,076,315.

                           GULFPORT ENERGY CORPORATION

                                TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT
                           --------------------------


PART I     FINANCIAL INFORMATION                                           PAGE

    Item 1 Financial Statements

           Consolidated Balance Sheet at March 31, 1998 (unaudited)
           and December 31, 1997........................................     4

           Consolidated Statement of Operations for the Three Months
           Ended March 31, 1998 and 1997 (unaudited)....................     5

           Consolidated Statement of Cash Flow for the Three Months
           Ended March 31, 1998 and 1997 (unaudited)....................     6

           Notes to Consolidated Financial Statements...................     7

    Item 2 Management's Discussion and Analysis of
           Financial Condition and Results of Operations................    20

PART II    OTHER INFORMATION

    Item 1 Legal Proceedings............................................    24

    Item 6 Exhibits and Reports on Form 8-K.............................    25

           Signatures...................................................    26

                           GULFPORT ENERGY CORPORATION






                          PART I. Financial Information
                    Item 1. Consolidated Financial Statements
                             March 31, 1998 and 1997







               Forming a part of Form 10-Q Quarterly Report to the
                       Securities and Exchange Commission

      This quarterly report on Form 10-Q should be read in conjunction with Gulfport Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 1997

                           Gulfport Energy Corporation
                           Consolidated Balance Sheet



ASSETS                                               March 31,     December 31,
                                                        1998           1997

Current assets:                                     (Unaudited)
                                                   ------------    ------------
   Cash and cash equivalents                       $  1,902,000    $  1,203,000
   Cash, restricted                                   1,781,000       2,060,000
   Accounts receivable, net of allowance for
     doubtful accounts of $4,996,000 for March 31,
     1998 and December 31, 1997, respectively         3,019,000       4,364,000
   Prepaid expenses and other                           121,000         192,000
                                                   ------------    ------------
     Total current assets                             6,823,000       7,819,000

Property and equipment:
   Oil and natural gas properties                    84,670,000      84,466,000
   Other property and equipment                       1,589,000       1,577,000
   Accumulated depletion, depreciation and
     amortization                                    (6,421,000)     (4,542,000)
                                                   ------------    ------------
     Property and equipment, net                     79,838,000      81,501,000

Other assets                                          3,457,000       3,026,000
                                                   ------------    ------------
Total assets                                       $ 90,118,000    $ 92,346,000
                                                   ============    ============



LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities         $ 6,267,000    $  6,346,000
   Current maturities of long-term debt               2,192,000       2,192,000
                                                   ------------    ------------
     Total current liabilities                        8,459,000       8,538,000

Long term debt                                       13,506,000      13,528,000
                                                   ------------    ------------
     Total liabilities                               21,965,000      22,066,000

Shareholders' equity:
   Common stock - $.01 par value, 50,000,000
     authorized, 22,076,315 issued and outstanding
     at March 31, 1998 and December 31, 1997,
     respectively                                       221,000         221,000
   Paid-in capital                                   71,772,000      71,772,000
   Accumulated deficit                               (3,840,000)     (1,713,000)
                                                   ------------    ------------
       Total shareholders' equity                    68,153,000      70,280,000
                                                   ------------    ------------
Commitments and contingencies
                                                              -               -
                                                   ------------    ------------
Total liabilities and shareholders' equity         $ 90,118,000    $ 92,346,000
                                                   ============    ============




         - See accompanying notes to consolidated financial statements -

                           Gulfport Energy Corporation
                      Consolidated Statement Of Operations
                                   (Unaudited)



                                                  Three months Ended March 31,
                                                        1998           1997
                                                   (Reorganized    (Predecessor
                                                     Company)        Company)
                                                   ------------    ------------
Revenues:
   Gas sales                                       $  1,019,000    $  2,508,000
   Oil and condensate sales                           2,303,000       2,873,000
   Other income                                         200,000          50,000
                                                   ------------    ------------
     Total revenues                                   3,522,000       5,431,000

Expenses:
   Lease operating                                    2,720,000       2,144,000
   Depreciation, depletion and amortization           1,878,000       1,451,000
   General and administrative expenses                  662,000         919,000
   Provision for doubtful accounts                            -          91,000
                                                   ------------    ------------
                                                      5,260,000       4,605,000
                                                   ------------    ------------
     Income (loss) from operations                   (1,738,000)        826,000
                                                   ------------    ------------
Interest expense                                        386,000         615,000
                                                   ------------    ------------
     Income (loss) before reorganization costs and
         income taxes                                (2,124,000)        211,000
Reorganization costs                                          -       1,026,000
                                                   ------------    ------------
     Loss before income taxes                        (2,124,000)       (815,000)
Income tax expense                                            -               -
                                                   ------------    ------------
     Net loss                                        (2,124,000)       (815,000)
Undeclared dividends on preferred stock                       -         712,000
                                                   ------------    ------------
     Net loss available to common shareholders     $ (2,124,000)   $ (1,527,000)
                                                   ============    ============
Per common share:
   Income (loss) per common and common equivalent
   share                                           $      (0.10)              *
                                                   ============    ============
   Average common and common equivalent
     shares outstanding                              22,076,000               *
                                                   ============    ============


* Amounts not meaningful as a result of the reorganization






         - See accompanying notes to consolidated financial statements -

                           Gulfport Energy Corporation
                      Consolidated Statement Of Cash Flows
                                   (Unaudited)



                                                  Three months Ended March 31,
                                                       1998          1997
                                                   (Reorganized  (Predecessor
                                                      Company)      Company)
                                                   ------------    ------------
Cash flow from operating activities:
   Net (loss)                                      $ (2,124,000)   $   (815,000)
   Adjustments to reconcile net loss to
   net cash provided by operating activities:
      Depreciation, depletion, and amortization       1,878,000       1,451,000
      Provision for doubtful accounts and notes
        receivable                                            -          91,000
      Amortization of debt issuance costs                32,000          41,000
   Changes in operating assets and liabilities:
     Decrease in accounts receivable                  1,346,000       1,668,000
     (Increase) decrease in prepaid expenses and
        other                                            71,000        (526,000)
     Increase (decrease) in accounts payable and
        accrued liabilities                             (97,000)        725,000
     Pre-petition liabilities subject to
        compromise                                            -        (267,000)
                                                   ------------    ------------
     Net cash provided by operating
        activities                                    1,106,000       2,368,000


Cash flow from investing activities:
     Additions to cash held in escrow                         -         (10,000)
     Additions to property and equipment               (679,000)       (250,000)
                                                   ------------    ------------
      Net cash used in investing activities            (679,000)       (260,000)


Cash flow from financing activities:
   Principal payments on borrowings                      (7,000)        (11,000)
                                                   ------------    ------------
   Net cash used in financing activities                 (7,000)        (11,000)
   Net increase in cash and cash equivalents            420,000       2,097,000
   Cash and cash equivalents - beginning of period    3,263,000       5,679,000
                                                   ------------    ------------
   Cash and cash equivalents - end of period       $  3,683,000    $  7,776,000
                                                   ============    ============




Supplemental Disclosures Of Cash Flow Information
   Interest paid                                   $    339,000    $     28,000
   Income taxes paid                                          -               -
Supplemental Information Of Non-Cash Investing And
Financing Activities
   Accrued dividends on preferred stock
     (Undeclared on Predecessor Company)                      -        (712,000)





         - See accompanying notes to consolidated financial statements -

                          Gulfport Energy Corporation
                   Notes to Consolidated Financial Statements
                                  (Unaudited)




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Reorganization Proceedings

     The following summary is qualified in its entirety by the more detailed information and financial statements (including the notes thereto) appearing elsewhere in this document. Unless otherwise stated, the term "Company" means Gulfport Energy Corporation, formerly known as WRT Energy Corporation, and its subsidiaries taken as a whole, either prior to or after the Effective Date (as defined herein), as the context requires and the term "WRT" or "Debtor" means WRT Energy Corporation and its subsidiaries taken as a whole prior to the Effective Date.

     Gulfport Energy Corporation owns and operates natural oil and gas properties in the Louisiana Gulf Coast area. Currently, the Company is seeking to diversify its asset base through merger, acquisitions, or trades. The Company's business strategy is to increase its reserves, production and cash flow through exploration and development activities as well as opportunistic acquisitions. In July 11, 1997, WRT's subsidiaries were merged into the Company. On the effective date of the reorganization, the state of incorporation of the reorganized Company was changed from the State of Texas to the State of Delaware. Prior to July 11, 1997, the financial statements represented the consolidated financial statements of WRT and its subsidiaries.

     As discussed in Note 3, on February 14, 1996, (the "Petition Date"), WRT filed a voluntary petition with the Bankruptcy court for the Western District of Louisiana (the "Bankruptcy Court") for protection under Chapter 11 of the Bankruptcy Code. On May 5, 1997, the Bankruptcy Court confirmed an Amended Plan of Reorganization (the "Plan") for WRT and on the effective date an order of substantial consummation regarding the Plan became final and nonappealable. On the Effective Date, the Debtor was merged with and into a newly formed Delaware corporation named "WRT Energy Corporation". Effective July 11, 1997 (the "Election Date"), the Company implemented fresh start reporting, as defined by the Accounting Standards Division of the American Institute of Certified Public Accountants Statement of Position Number 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Effective March 30, 1998, WRT Energy Corporation underwent a name change to "Gulfport Energy Corporation".

Principles of Consolidation

     In November 1995, WRT formed a wholly owned subsidiary, WRT Technologies, Inc., which was established to own and operate WRT's proprietary, radioactive, cased-hole logging technology. Prior to July 11, 1997, the financial statements were consolidated and include the accounts of WRT and its wholly owned subsidiary, WRT Technologies, Inc., which was merged into WRT on that date. All significant intercompany transactions were eliminated during the consolidation periods.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

Fair Value of Financial Instruments

     At March 31, 1998 and December 31, 1997, the carrying amounts of all financial instruments approximate their fair market values.

                           Gulfport Energy Corporation
                    Notes to Financial Statements (continued)
                                   (Unaudited)


Oil and Natural Gas Properties

     Before July 11, 1997, WRT used the successful efforts method for reporting oil and gas operations. Commencing with the reorganization, the Company converted to the full cost pool method of accounting to be in conformity with the method used by its principal shareholder, DLB Oil & Gas, Inc. ("DLB").

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

PRIOR TO JULY 11, 1997

     Prior to July 11, 1997, WRT followed the successful efforts method of accounting for its oil and gas operations. Under the successful efforts method, costs of productive wells, development dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved reserves as estimated by WRT's independent engineers. WRT's estimate of future dismantlement and abandonment costs was considered in computing the aforementioned amortization.

     Cost centers for amortization purposes were determined based on a reasonable aggregation of properties with common geological structures or stratigraphic conditions, such as a reservoir or field. WRT performed a review for impairment of proved oil and gas properties on a depletable unit basis when circumstances suggest the need for such a review. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit was recognized. Fair value, on a depletable unit basis, was estimated to be the present value of expected future net cash flows computed by applying estimated future oil and gas prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves.

     Exploration expenses, including geological, geophysical and costs of carrying and retaining undeveloped properties were charged to expense as incurred.

                           Gulfport Energy Corporation
                    Notes to Financial Statements (continued)
                                   (Unaudited)


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

Implementation of Statement of Accounting Standards No. 121

     Effective December 31, 1995, WRT adopted the provisions of Financial Accounting Standards No 121 ("SFAS No. 121") which requires that an impairment loss be recognized whenever the carrying amount of a long-lived asset exceeds the sum of the estimated future cash flows (undiscounted) of the assets.

Earnings (Loss) per Share

     Earnings (loss) per share computations are calculated on the weighted-average of common shares and common share equivalents outstanding during the year. Common stock options and warrants are considered to be common share equivalents and are used to calculate earnings per common and common share equivalents except when they are anti-dilutive.

Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized as income in the year in which realization becomes determinable.

Revenue Recognition

     Natural gas revenues are recorded in the month produced using the entitlement method, whereby any production volumes received in excess of the Company's ownership percentage in the property are recorded as a liability. If less than the Company's entitlement is received, the underproduction is recorded as a receivable. Oil revenues are recognized in the month produced.

Concentration of Credit Risk

     The Company operates in the oil and natural gas industry principally in the state of Louisiana with sales to refineries, re-sellers such as pipeline companies, and local distribution companies. While certain of these customers are affected by periodic downturns in the economy in general or in their specific segment of the natural gas industry, the Company believes that its level of credit-related losses due to such economic fluctuations has been immaterial and will continue to be immaterial to the Company's results of operations in the long term. Unrelated to economic fluctuations, during 1996, WRT incurred a bad debt in the amount of $4,278,000 related to marketing of its oil and gas by Tri-Deck Oil & Gas Company ("Tri-Deck").

                          Gulfport Energy Corporation
                    Notes to Financial Statements (continued)
                                   (Unaudited)


     The Company maintains cash balances at several banks. Accounts at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash balances in excess of insured limits total $3,684,000 and $3,163,000 at March 31, 1998 and December 31, 1997, respectively.

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

Stock Options and Warrant Agreements

     Effective at the date of reorganization, all previously issued stock option plans of WRT were terminated and all outstanding options were cancelled. At that date a Warrant Agreement went into effect. These warrants are exercisable at $10 per share and will expire on July 11, 2002. The Plan authorized the issuance of up to 1,104,000 warrants. As of March 31, 1998 and December 31, 1997, there were 221,000 warrants issued and outstanding.

Commitments and Contingencies

     Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.


2.   REORGANIZATION PROCEEDING

     On February 14, 1996, WRT filed a voluntary petition in the United States Bankruptcy Court for the Western District of Louisiana (the "Bankruptcy Court") for reorganization pursuant to Chapter 11 of the Federal Bankruptcy Code (the "Reorganization Proceeding"). During the balance of 1996 and a portion of 1997, WRT operated as a debtor-in-possession, continuing in possession of its estate and the operation of its business and management of its property. On May 5, 1997, the Bankruptcy Court confirmed an Amended Plan of Reorganization (the "Plan") for WRT. On July 11, 1997, the Bankruptcy Court determined that the Plan had been substantially consummated, and the Bankruptcy Court's order of substantial consummation became final and nonappealable on July 11, 1997 (the "Effective Date").

     As a result of the consummation of the Plan and due to (1) the reallocation of the voting rights of equity interest owners and (2) the reorganization value of WRT's assets being less than the total of all post-petition liabilities and allowed claims, the effects of the Reorganization Proceeding were accounted for in accordance with fresh start reporting standards promulgated under SOP 90-7.

     In  conjunction  with  implementing   fresh  start  reporting,   management
determined a reorganized value of the WRT's assets and liabilities in the following manner:

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

                          Gulfport Energy Corporation
                    Notes to Financial Statements (continued)
                                   (Unaudited)


     DLB Oil & Gas, Inc. ("DLB") contributed certain interests previously owned by Texaco Exploration and Production. Inc. ("TEPI") in the West Cote Blanche Bay Field ("WCBB Assets") along with a $1,000,000 deposit to a plugging and abandonment trust in exchange for 5,616,300 shares of the reorganized Company's common stock. This transaction was recorded at DLB's net basis in the WCBB Assets of $15,144,000. In connection with this acquisition, the Reorganized Company assumed the obligation to contribute approximately $18,000 per month through March 2004 to this plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. TEPI retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's obligations for plugging and abandonment to TEPI have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property.

     In accordance with the Plan, $3,000,000 was set aside by WRT to form a Litigation Entity. The Company owns a 12% interest in this Litigation Entity. The entire $3,000,000 was included in reorganization expense on the financial statements for the six months and ten day period ended July 10, 1997. No value was assigned to the Company's interest in the Litigation Entity on the reorganized balance sheet as management was not able to determine with any certainty the amount, if any, that the Company might recover from this investment.

     Current assets and liabilities were recorded at book value which approximates their fair market value. Long-term liabilities were recorded at present values of amounts to be paid and the pre-consummation stockholders' deficit was adjusted to reflect the par value of pre-consummation equity interests and the recognition of $88,723,000 in debt forgiveness income. On the Effective Date, the shareholders' deficit was closed into paid in capital and the Company started with no deficit or retained earnings.

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

                           Gulfport Energy Corporation
                    Notes to Financial Statements (continued)
                                   (Unaudited)

     As of July 11, 1997, the effect on the Company's balance sheet of consummating the Plan and implementing the fresh start reporting was:



                         July 11,
                           1997       Substantial     Fresh Start   Reorganized
                         Prior to     Consummation     Reporting      Balance
                       Consummation   Adjustments     Adjustments      Sheet
                       ------------   ------------   ------------   ------------
   ASSETS
Current assets:
  Cash and cash
  equivalents          $  3,714,000   $  1,598,000   $              $  5,312,000
  Accounts receivable,
  net                     3,287,000                                    3,287,000
  Prepaid expenses and
  other                     870,000                                      870,000
                       ------------   ------------   ------------   ------------

Total current assets      7,871,000      1,598,000                     9,469,000
                       ------------   ------------   ------------   ------------

Property and equipment:
  Properties subject
  to depletion           80,120,000     15,144,000    (20,187,000)    75,077,000
  Properties not subject
  to depletion                                          5,000,000      5,000,000
  Other property, plant,
  and equipment           5,300,000                    (2,362,000)     2,938,000
                       ------------   ------------   ------------   ------------

                         85,420,000     15,144,000    (17,549,000)    83,015,000
  Less accumulated
  depreciation,
  depletion and                                                                -
  amortization          (29,274,000)                   29,274,000
                       ------------   ------------   ------------   ------------

                         56,146,000     15,144,000     11,725,000     83,015,000
                       ------------   ------------   ------------   ------------

Other assets              1,231,000         94,000       (285,000)     1,040,000
                       ------------   ------------   ------------   ------------

                       $ 65,248,000   $ 16,836,000   $ 11,440,000   $ 93,524,000
                       ============   ============   ============   ============




                           Gulfport Energy Corporation
                    Notes to Financial Statements (continued)
                                   (Unaudited)


    LIABILITIES AND
  SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and
  accrued liabilities  $  9,545,000   $ (3,771,000)  $              $  5,774,000
  Pre-petition secured
  debt                   16,915,000    (16,915,000)                            -
                       ------------   ------------   ------------   ------------
    Total current
    liabilities          26,460,000    (20,686,000)                    5,774,000
                       ------------   ------------   ------------   ------------

Pre-petition current
    liabilities
  Subject to compromise:
  Unsecured debt        136,818,000     (7,012,000)  (129,806,000)             -
                       ------------   ------------   ------------   ------------

Long-term liabilities:
  Other non-current
    liabilities                   -        757,000                       757,000
  Notes payable                   -     15,000,000                    15,000,000
                       ------------   ------------   ------------   ------------

                                  -     15,757,000                    15,757,000
                       ------------   ------------   ------------   ------------

Stockholders' equity
    (deficit):
  Common stock               95,000        104,000         22,000        221,000
  Preferred stock        27,677,000                   (27,677,000)            -
  Additional paid in
  capital                39,570,000     31,673,000        529,000     71,772,000
  Treasury stock           (333,000)                      333,000             -
  Retained earnings    (165,039,000)    (3,000,000)   168,039,000             -
                       ------------   ------------   ------------   ------------

                        (98,030,000)    28,777,000    141,246,000     71,993,000
                       ------------   ------------   ------------   ------------

                       $ 65,248,000   $ 16,836,000   $ 11,440,000   $ 93,524,000
                       ============   ============   ============   ============


     Substantial consummation adjustments are those involving cash transactions occurring on the Effective Date. Fresh start reporting adjustments are those involving non-cash transactions occurring on the Effective Date.

In accordance with the provisions of the Plan, the Company:

     Issued to its unsecured creditors, on account of their allowed claims, an aggregate of 10 million shares of the Reorganized Company's common stock. At the effective date, 1,412,144 of the above-described shares were held in escrow to cover the settlement of disputed unsecured claims in the amount of $18,338,807. Through March 31, 1998, $10,422,253 of these claims have been settled for $7,102,032 resulting in the issuance from the escrow account, of 547,053 shares of the Reorganized Company's common stock.

     Issued 3,800,000 shares of the Reorganized Company's common stock for $13,300,000 in cash in connection with a stock rights offering to it's unsecured creditors.

     Issued 952,000 shares of the Reorganized Company's common stock in payment of $3,332,000 in secured claims.

                          Gulfport Energy Corporation
                    Notes to Financial Statements (continued)
                                   (Unaudited)


     Issued 1,703,100 shares of the Reorganized Company's common stock in payment of a $5,961,00 claim purchased by DLB from TEPI.

     Issued 5,000,000 shares of the Reorganized Company's common stock in exchange for the WCBB Assets acquired by DLB from TEPI along with the associated P&A trust fund and associated funding and plugging obligations. In connection with this transaction WRT transferred to TEPI certain assets and non-producing acreage.

     The Company paid $1,671,801 in administrative and priority claims, $1,144,687 in secured claims, and $143,336 convenience claims. At March 31, 1998, $1,492,096 was being held in escrow to cover settlement of disputed priority, administrative and secured claims.

     The Company transferred $3,000,000 to a Litigation Trust along with the Company's rights to any and all causes of action, claims, rights of actions, suits or proceedings which have been or could be asserted by it except for (a) the action to recover unpaid production proceeds payable to the Company by Tri-Deck Oil & Gas Company and (b) the foreclosure action to recover title to certain assets (See Note 17 regarding the subsequent transfer of these claims to the Litigation Entity). This transfer was treated as a pre-reorganization expense on the financial statements for the six months and ten day period ended July 10, 1997. The Reorganized Company owns a 12% economic interest in the Litigation Entity and the remainder of the economic interests in the Litigation Entity was allocated to former unsecured creditors based on their ownership percentage of the 13.8 million shares as described above.

     On January 20, 1998, the Company and the Litigation Trust entered into a Clarification Agreement whereby the rights to pursue various claims reserved by the Company in the Plan of Reorganization were assigned to the Litigation Trust. In connection with this agreement, the Litigation Trust agreed to reimburse the Company $100,000 for legal fees the Company had incurred in connection with these claims. As additional consideration for the contribution of this claim to the Litigation Trust, the Company is entitled to 20% to 80% of the net proceeds from these claims.


3.   RELATED PARTY TRANSACTIONS

     Subsequent to the Effective Date of the Plan of Reorganization, substantially all of the Company's former unsecured creditors became shareholders. The Company still conducts business on an arms length basis with a substantial number of these shareholders.

     DLB Oil & Gas, Inc. ("DLB") and Wexford Management LLC ("Wexford") were, along with the Company, co-proponents in the Plan of Reorganization. As of March 31, 1998 and December 31, 1997, DLB and Wexford owned approximately 49% and 8%, respectively, of the Company's outstanding common stock.

     DLB paid $1,515,000 in reorganization costs incurred on WRT's behalf, which amount was repaid to DLB on the Effective Date. These costs were included in reorganization cost incurred during the six months and 10 days ended July 10, 1997. In addition, DLB charged WRT $465,000 for management services provided to it during the period July 11, 1997 through December 31, 1997. During the period May 1, 1997 through July 10, 1997, DLB was the operator of the WCBB properties in which WRT had a 50% working interest at that time. Subsequent to July 10, 1997, the WCBB properties were contributed to the Company for common stock, as described above, and WRT became the operator of these properties. As of March 31, 1998, the Company owed DLB $1,557,251. As of December 31, 1997, the Company owed DLB $1,728,000.

                          Gulfport Energy Corporation
                    Notes to Financial Statements (continued)
                                   (Unaudited)


     Pursuant to the terms and conditions of an Administrative Services Agreement dated as of July 10, 1997, by and between the Company and DLB (the
"Services Agreement"), DLB agreed to make available to the Company such personnel, services, facilities, supplies, and equipment as the Company may need including executive and managerial, accounting, auditing and tax, engineering, geological and geophysical, legal, land, and administrative and clerical services. The initial term (the "Initial Term") is one year beginning on the date of the Services Agreement. The Services Agreement will continue for subsequent one-year periods unless terminated by either party by written notice no less than 60 days prior to the anniversary date of the Services Agreement. In return for the services rendered, the Company agreed to pay DLB a monthly service charge based on the pro rata proportion of the Company's use of DLB services, personnel, facilities, supplies, and equipment as determined by DLB in a good-faith, reasonable manner. The service charge is calculated as the sum of
(1) DLB's fully allocated internal costs of providing personnel and/or performing services, (2) the actual costs to DLB of any third-party services required, (3) the equipment, occupancy, rental, usage, or depreciation and interest charges, and (4) the actual cost to DLB for supplies. During the year ended December 31, 1997, the services of Gary C. Hanna and Ronald D. Youtsey, the Company's President and Secretary respectively, were provided under this agreement. On April 28, 1998, the rights and obligations of DLB under the Service Agreement were assigned to DLB Equities, L.L.C. As of March 31, 1998, Gulfport owed DLB approximately $1,557,000 for services rendered in connection with this Service Agreement (and for invoices paid by DLB on Gulfport's behalf).

     During the three months ended March 31, 1998, the Company sold $877,128 in oil to a DLB subsidiary. During the period July 11, 1997 through December 31, 1997, the Company sold $4,335,000 in oil to a DLB subsidiary. These sales occurred at prices which the Company could be expected to obtain from an unrelated third party.


4.  RESTRUCTURING CHARGES AND REORGANIZATION COSTS

     WRT incurred certain restructuring costs in connection with its change in strategy and corporate structure. These costs consisted primarily of the write-off of approximately $1,000,000 in leasehold improvements related to the relocation of WRT's operations from The Woodlands, Texas, approximately $300,000 in severance costs related to staff reductions and changes in senior management and $100,000 in legal fees and other costs directly related to the WRT's Reorganization Case.

     During 1996, WRT incurred $7,345,000 in reorganization costs, primarily consisting of professional fees totaling $2,594,000 and the write-off of previously capitalized debt issuance costs on the Senior Notes (herein defined) in the amount of $3,834,000.

     During 1997, WRT incurred $7,771,000 in reorganization costs, consisting of $3,000,000 contributed to the Litigation Trust (See Note 9 for further details), $1,515,000 in reimbursements to DLB for restructuring costs it incurred on the WRT's behalf, professional fees totaling $2,213,000, and an accrual of
$1,044,000 for estimated future costs to be incurred in connection with the reorganization.

                          Gulfport Energy Corporation
                    Notes to Financial Statements (continued)
                                   (Unaudited)


5.  LONG-TERM LIABILITIES

     As of March 31, 1998 and December 31, 1997, long term liabilities include the following:

                                               1998                    1997
                                           -------------          -------------
Long-term debt:
   Credit facility                         $  15,000,000          $  15,000,000
   Priority tax claims                           527,000                527,000
   Building loan                                 171,000                193,000
                                           -------------          -------------
                                              15,698,000             15,720,000
   Less current portion                        2,192,000              2,192,000
                                           =============          =============
                                           $  13,506,000          $  13,528,000
                                           =============          =============

Credit Facility

     In December 1994, WRT entered into a $40,000,000 credit facility with International Nederlanden (U.S.) Capital Corporation ("INCC") ("Credit Facility") that was secured by substantially all of WRT's assets. At December 31, 1996, WRT had borrowings outstanding of $15,000,000, the maximum amount of borrowings available under the Credit Facility. At December 31, 1995, the revolving loan borrowings were converted to a term loan whereby quarterly principal payments of one-sixteenth of the outstanding indebtedness were due and payable. Amounts outstanding under the Credit Facility bore interest at an annual rate selected by WRT of either (i) the London Inter-Bank offered rate ("LIBOR") plus 3%, or (ii) the Lender's prime lending rate plus 1.25%.

     At December 31, 1996, WRT was in default under certain financial covenants of the Credit Facility. Accordingly, WRT classified the debt as current at December 31, 1996. While in bankruptcy, INCC was stayed from enforcing certain remedies provided for in the credit agreement and the indenture. On the Effective Date, this loan was repaid in full along with $3,154,000 in accrued interest and legal fees.

     On the Effective Date, ING (U.S.) Capital Corporation (successor to INCC) ("ING") entered into a new $15,000,000 loan agreement with the Company. Initial loan fees of $188,000 were paid on or prior to the Effective Date, an additional loan fee of $100,000 was made on December 31, 1997 and a final loan fee of $100,000 is due on or before December 31, 1998. The loan matures on July 11, 1999, with interest to be paid quarterly and with three interim principal payments of $1,000,000 each to be made in September 1998, December 1998, and March 1999. This loan bears interest at the option of the Company at either (1) LIBOR plus 3% or (2) ING's fluctuating "reference rate" plus 1.25%. This loan is collateralized by substantially all of the Company's assets. At March 31, 1998, this rate was 8.625%.

     At December 31, 1997, the Company held $2,060,000 in cash representing the proceeds from the sale of its field equipment. As of March 31, 1998, the Company held $1,781,000 in restricted cash. As of the date of this report, ING has not released these funds for general use by the Company.


Priority Tax Claims

     In accordance with the Plan of Reorganization, priority taxes totaling $703,000 are to be paid in four annual installments without interest. The first annual installment of $176,000 was made on the Effective Date.

                          Gulfport Energy Corporation
                    Notes to Financial Statements (continued)
                                   (Unaudited)


Building Loan

     During early 1996, WRT entered into a loan agreement with M C Bank and Trust Company to finance the acquisition of land and a building located in Lafayette, Louisiana. The original loan balance was $215,000 and called for monthly principal and interest payments totaling $3,000 per month through 2005 with the unpaid balance due at that time. The loan bears interest at 9.5% per annum and is collateralized by the land and building.


6.      COMMON STOCK OPTIONS AND WARRANTS

     All outstanding stock options and warrants issued prior to July 11, 1997, were cancelled in connection with the Plan of Reorganization.

     On July 10, 1997, WRT entered into an employment agreement with Mr. Ray Landry, WRT's former president, to perform certain services for the Company. In connection with this employment agreement, Mr. Landry was granted Incentive Stock Options to acquire 60,000 shares of the Company's common stock for $3.50 per share. The employment agreement does not specify the life of these options.

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


7.  EARNINGS (LOSS) PER SHARE

     Earnings per share for all periods were computed based on common stock equivalents outstanding on that date during the applicable periods.


8.  CONTINGENCIES

Tri-Deck/Perry Gas Litigation
-----------------------------
     During 1995, WRT entered into a marketing agreement with Tri-Deck Oil and Gas Company ("Tri-Deck") pursuant to which Tri-Deck would market all of WRT's oil and gas production. Subsequent to the agreement, Tri-Deck's principal and the WRT's Director of Marketing, James Florence, assigned to Plains Marketing its right to market WRT's oil production and assigned to Perry Oil & Gas its right to market WRT's gas production. During early 1996, Tri-Deck failed to make payments to WRT attributable to several months of its gas production. Consequently, WRT responded in two ways. First, on May 20, 1996, WRT filed a Motion to Reject the Tri-Deck Marketing Agreement. Second, on May 29, 1996, WRT initiated an adversary proceeding against Tri-Deck and Perry Oil and Gas ("Perry Gas"). Perry Gas was the party, which ultimately purchased WRT's gas production for the months in question.

     With respect to the Motion to Reject, the Bankruptcy Court authorized the rejection and directed Tri-Deck and WRT to determine the amount of production proceeds attributable to WRT's June gas production which were payable to WRT. Consequently, Perry Gas thereafter made payment to WRT of the June gas proceeds less $75,000 for a set-off claim by Perry Gas, which is subject to further consideration by the Bankruptcy Court.

                          Gulfport Energy Corporation
                    Notes to Financial Statements (continued)
                                   (Unaudited)


     Next, with respect to the adversary proceeding, WRT sought turnover by Tri-Deck and/or Perry Gas of all unpaid production proceeds payable to WRT under the marketing agreement and the issuance of a temporary restraining order and preliminary injunction against both parties to prevent further disposition of such proceeds pending outcome of the proceedings. On May 31, 1996, the Bankruptcy Court entered a consensual temporary restraining order against both Tri-Deck and Perry Gas. On June 18, 1996, a Preliminary Injunction was entered by the Court which required Perry Gas to segregate into a separate depository account the funds due for the purchase of WRT's April and May 1996 gas production from Tri-Deck. Subsequently, upon motion by WRT the Court ordered such funds to be placed into the Bankruptcy Court's registry, as Perry Gas had made certain withdrawals from the separate depository account without authorization by the Court. Currently, funds in the amount of approximately $1,700,000 remain in the registry of the Court. Additionally, a dispute exists between WRT and Perry Gas as to additional funds owed by Perry Gas for the purchase of WRT's April and May 1996 gas production. Currently, the adversary proceeding remains pending as to the ultimate issue of ownership of proceeds. Tri-Deck has also filed an answer and counterclaim in which Tri-Deck is asserting, among other items, damages for tortoise interference of its contractual relationships with others. Recovery of the $1,700,000 receivable is dependent on the court rendering a favorable ruling on the issue. As of the date of the report, the court has not ruled on this issue. Although management believes that Tri-Deck's claim to the funds in the registry of the court is invalid, and the aforementioned counterclaim is without merit, for financial reporting purposes the receivable from Tri-Deck was fully reserved for as of March 31, 1998.

     On January 20, 1998, the Company and the Litigation Trust entered into a Clarification Agreement whereby the rights to pursue the Tri-Deck claim were assigned to the Litigation Trust. In connection with this agreement, the Litigation Trust agreed to reimburse the Company $100,000 for legal fees the Company had incurred in connection with this and other related claims. As additional consideration for the contribution of this claim to the Litigation Trust, the Company is entitled to 85% of the net proceeds from this claim.

Title to Oil and Gas Properties

     During 1996, WRT received notice from a third party claiming that WRT's title had failed as to approximately 43 acres in the Bayou Pigeon Field. Some or all of the acreage in dispute is considered to be productive in three separate production units. Under the assumption that WRT's title is flawed, it's working interest in three units may be reduced to approximately 7% (5% Net Revenue Interest, ("NRI")) 75% (63% NRI), and 95% (72% NRI). The financial statements as of and for periods ending March 31, 1998 and December 31, 1997, reflect operating results and proved reserves discounted for of this possible title failure. As the title failure predates its ownership of the field, the Company is currently evaluating its recourse against the predecessors-in-title relative to this issue. The Company is currently negotiating a settlement with the Third Party, pursuant to their claim.

Other litigation

     The Company has been named as a defendant on various other litigation matters. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations for the periods presented in the financial statements.

                          Gulfport Energy Corporation
                    Notes to Financial Statements (continued)
                                   (Unaudited)


9.   LITIGATION TRUST ENTITY

     On August 13, 1996,  the  Bankruptcy  Court executed and entered its "Order
Appointing   Examiner"   directing  the  United  States  Trustee  to  appoint  a
disinterested person as examiner in the WRT's bankruptcy case.

     The Court ordered the appointed examiner ("Examiner") to file a report of the investigation conducted, including any fact ascertained by the Examiner pertaining to fraud, dishonesty, incompetence, misconduct, mismanagement or irregularity in the management of the affairs of WRT.

     The Examiner's final report dated April 2, 1997, recommended numerous actions for recovery of property or damages for WRT's estate which appear to exist and should be pursued. Management does not believe the resolution of the matters referred to in the Examiner's report will have a material impact on WRT's consolidated financial statements or results of operations.

     Pursuant to the Plan of Reorganization, all of WRT's possible causes of action against third parties (with the exception of certain litigation related to recovery of marine and rig equipment assets and claims against Tri-Deck), existing as of the effective date of the Plan, were transferred into a "Litigation Trust" controlled by an independent party for the benefit of most of WRT's existing unsecured creditors. The litigation related to recovery of marine and rig equipment and the Tri-Deck claims were subsequently transferred to the litigation trust as described below.

        The Litigation Trust was funded by a $3,000,000 cash payment from the Company, which was made on the Effective Date. The Company owns a 12% interest in the Litigation Trust with the other 88% being owned by the former general unsecured creditors of WRT. For financial statement reporting purposes, the Company has not recognized the potential value of recoveries which may ultimately be obtained, if any, as a result of the actions of the Litigation Trust, treating the entire $3,000,000 payment as a reorganization cost incurred during the period commencing January 1, 1997 and ending on July 10, 1997.

     On January 20, 1998, the Company and the Litigation Trust entered into a Clarification Agreement whereby the rights to pursue various claims reserved by the Company in the Plan of Reorganization were assigned to the Litigation Trust. In connection with this agreement, the Litigation Trust agreed to reimburse the Company $100,000 for legal fees the Company had incurred in connection with these claims. As additional consideration for the contribution of this claim to the Litigation Trust, the Company is entitled to 20% to 80% of the net proceeds from these claims.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking  statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that Gulfport Energy Corporation ("Gulfport" or the "Company"), a Delaware corporation formerly named WRT Energy Corporation, expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of Gulfport's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by Gulfport in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with Gulfport's expectations and predictions is subject to a number of risks and uncertainties; general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by Gulfport; competitive actions by other oil and gas companies; changes in laws or regulations; and other factors, many of which are beyond the control of Gulfport. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by Gulfport will be realized, or even if realized, that they will have the expected consequences to or effects on Gulfport or its business or operations.

     The following discussion is intended to assist in an understanding of the Company's financial position as of March 31, 1998, and its results of operations for the three month periods ended March 31, 1998 and 1997. The Consolidated Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 1997 annual report on Form 10-K.

FINANCIAL DATA
(Unaudited)

                                                Three Months Ended March 31,
                                                    1998                1997
                                              -------------        -------------
Revenues:
    Gas sales                                 $   1,019,000      $   2,508,000
    Oil and condensate sales                      2,303,000          2,873,000
    Other                                           200,000             50,000
                                              -------------        -------------
                                                  3,522,000          5,431,000
Expenses:                                     -------------        -------------
    Production costs (1)                          2,720,000          2,144,000
    General and administrative                      662,000            919,000
    Provision for doubtful accounts                       -             91,000
                                              -------------        -------------
                                                  3,382,000          3,154,000
                                              -------------        -------------
EBITDA (2)                                          140,000          2,277,000
Depreciation, depletion and amortization          1,878,000          1,451,000
                                              -------------        -------------
Earnings before interest and taxes               (1,738,000)           826,000
Interest expense                                    386,000            615,000
Reorganization costs                                      -          1,026,000
                                              -------------        -------------
Net loss                                         (2,124,000)          (815,000)
Dividends on preferred stock                              -            712,000
                                              -------------        -------------
Net loss available to common shareholders     $  (2,124,000)      $ (1,527,000)
                                              =============        -------------

PER SHARE DATA
Net loss                                      $       (0.10)       $         (3)
                                              =============        =============
Weighted average common and
common equivalent shares                         22,076,000                  (3)
                                              =============        =============



(1) The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include maintenance, repairs, labor and utilities.

(2) EBITDA is defined as earnings before interest, taxes, depreciation, depletion and amortization. EBITDA is an analytical measure frequently used by securities analysts and is presented to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements. EBITDA should not be considered as a better measure of liquidity than cash flow from operations.

(3)   Amounts not meaningful as a result of the reorganization.

Results of Operations

Comparison of Three Months Ended March 31, 1998 and 1997

During the three months ended March 31, 1998, the Company reported a net loss of $2.1 million, a 161% increase from net loss before undeclared dividends on preferred stock of $0.8 million for the corresponding period in 1997. The increase in net loss was due primarily to the following factors:

Oil and Gas Revenues. During the three months ended March 31, 1998, the Company reported oil and gas revenues of $3.2 million, a 41% decrease from oil and gas revenues of $5.4 million for the comparable period in 1997. This decrease in revenues during 1998 was attributable primarily to ordinary production declines, a shutdown at the Abbeville and Golden Meadow Fields, and a significant reduction in oil prices. The following table summarizes the Company's oil and gas production and related pricing for the three months ended March 31, 1998 and 1997:

                                             Three months ended March 31,
                                                1998                 1997
                                               ------               ------
        Oil production volumes (MBbls)            157                 127
        Gas production volumes (MMcf)             383                 833
        Average oil price (per Bbl)            $14.63              $22.62
        Average gas price (per Mcf)             $2.66               $3.01

PRODUCTION COSTS
----------------
Production costs, including lease operating costs and gross production taxes, increased $0.6 million, or 26%, from $2.1 million for the three months ended March 31, 1997 to $2.7 million for the comparable period in 1998. This increase was due primarily to the Company's acquisition on the Effective Date of an additional 50% working interest in the WCBB Field in depths above the Rob "C" marker, of which the Company is the operator.


DEPRECIATION, DEPLETION AND AMORTIZATION
----------------------------------------
Depreciation depletion and amortization increased $0.4 million, or 27%, from $1.5 million for the three months ended March 31, 1997 to $1.9 million for the comparable period in 1998. As a result of fresh start accounting prescribed for companies exiting bankruptcy, a new cost basis in assets is recognized based upon fair market value of the assets. However, due to the restating of property values to comply with fresh start accounting and the conversion from the successful efforts method to the full cost pool method for reporting oil and gas properties on the Effective Date, comparisons of the 1998 and 1997 periods are not meaningful for comparison.


GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------
General and administrative expenses decreased 28% from $919,000 for the three months ended March 31, 1997 to $662,000 for the comparable period in 1998 primarily as a result of the Company's change in strategy resulting in a reduction in personnel and general and administrative costs


OTHER INCOME
------------
Other income increased 300% from $50,000 for the three months ended March 31, 1997 to $200,000 for the comparable period in 1998. This increase resulted from the Company's increased cash holdings in accounts bearing interest and due to an increase in overhead income, during the first quarter of 1998.

INTEREST EXPENSE
----------------

Interest expense decreased from $0.6 million for the three months ended March 31, 1997 to $0.4 million in 1998 due to the Company's discontinuing the recording of interest expense during periods after February 14, 1996, on certain notes payables as a result of the reorganization.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
--------------------

Net cash flow provided by operating activities for the three months ended March 31, 1998 was $1.1 million, as compared to net cash flow provided by operating activities of $2.4 million for the comparable period in 1997. This decrease is due to changes in current assets and liabilities and the significant difference in the net loss during the three months ended March 31, 1998 and to ordinary production declines, a shut down at the Abbeville and Golden Meadow Fields, and a significant reduction in oil prices.


Financing Activities
--------------------

On the Effective Date, ING (U.S.) Capital Corporation (successor to INCC) ("ING") entered into a new $15,000,000 loan agreement with the Company. Initial loan fees of $188,000 were paid on or prior to the Effective Date, an additional loan fee of $100,000 was made on December 31, 1997 and a final loan fee of $100,000 is due on or before December 31, 1998. The loan matures on July 11, 1999, with interest to be paid quarterly and with three interim principal payments of $1,000,000 each to be made in September 1998, December 1998, and March 1999. This loan bears interest at the option of the Company at either (1) LIBOR plus 3% or (2) ING's fluctuating "reference rate" plus 1.25%. This loan is collateralized by substantially all of the Company's assets. At March 31, 1998, this rate was 8.625%.


Capital Requirements and Resources
----------------------------------

The Company's program to increase production rates, lengthen the productive life of wells and increase total proved reserves consists primarily of sidetracks and recompletions in shut-in wells and installation of hydrocyclones on wells producing large volumes of formation water. In addition, certain sidetrack and development drilling locations have been identified to improve reservoir drainage and increase the ultimate recovery of reserves.

The company is actively pursuing strategic alliances with companies possessing South Louisiana expertise and who utilize advanced technology, to fully develop the existing properties through exploration and exploitation. In selecting such allies, the Company seeks partners who have demonstrated their ability to resolve the geological complexities found in South Louisiana, who possess adequate capital to conduct aggressive exploration programs on the properties, and who maintain a reputation in the oil and gas sector as successful performers.

The Company has entered into a definitive Farmout Agreement with Tri-C Resources ("Tri-C") of Houston, Texas. Tri-C specializes in utilizing advanced technology to optimize, explore and develop new oil and gas reserves. The Farmout Agreement covers the WCBB field and is divided into three phases over a twenty-four month period. In Phase I, Tri-C commits to drill three exploratory wells and three PUD wells. If Tri-C elects to proceed to Phase II, Tri-C will drill an additional three exploratory wells and three PUD wells. In Phase III, Tri-C shall drill either five exploratory wells and five PUD wells or conduct a geological and geophysical program on the property. If Tri-C elects to complete all three phases, it will earn a 50% interest in the WCBB fields. The Company will earn a carried interest throughout the program.

Commitments and Contingencies
-----------------------------

Lac Blanc Escrow Account. In connection with its purchase of a 91% working interest in the Lac Blanc Field, the Company deposited $170,000 in a segregated trust account and agreed to make additional deposits of $20,000 per month until the accumulated balance of the trust account is $1.7 million. These funds will be held in a segregated account for the benefit of the State of Louisiana to insure that the wells in the Lac Blanc Field are properly plugged upon cessation of production. In return for this financial commitment, the State has granted the sellers an unconditional release from their contingent liability to plug and abandon the wells. When all existing wells in the Lac Blanc Field have been properly plugged and abandoned, the funds in the trust account will revert to the Company. At March 31, 1998, the Company had deposited $881,643 in this account.

Plugging and Abandonment Funds. The Company is contractually committed in its purchase contracts for the Initial LLOG Property and Remaining LLOG Properties to establish plugging and abandonment funds as allowed by Louisiana's Orphaned Well Act. The amount of and terms of payment into each fund will be established by the State of Louisiana upon completion of an independent study commissioned by the state. The necessary state sponsored studies are not yet completed. Accordingly, the Company is unable to determine the amount and payment towards the future obligation related to these commitments. For financial accounting purposes, the estimated aggregate future plugging and abandonment cost for the Initial LLOG Property and the Remaining LLOG Properties will be included in the Company's amortization rates for the properties.


II.      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes in the various legal proceedings to which the Registrant is a party since the filing of its Annual Report on Form 10-K. Accordingly, the information set forth in the Registrants Annual Report on Form 10-K under the caption "Legal Proceedings" is incorporated herein by this reference. A copy of the Registrant's Annual Report on Form 10-K will be provided without charge to any person upon written request directed to the Secretary at the Company's principal executive offices.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits required by Item 601 of Regulation S-K are as follows:

        3.1    Certificate of Incorporation filed with Form 8-K dated March
               13, 1997.
        3.2    Certificate of Amendment to Certificated of Incorporation (5)
        3.3    Bylaws filed with Form 8-K dated March 3, 1997.
       10.1 Final Order Authorizing Use of Proceeds from Oil and Gas Operations.(1)
       10.2 Letter agreement by and among WRT Energy Corporation, DLB Oil & Gas, Inc. and Wexford Management, LLC dated October 22, 1996.(2)
       10.3 Debtor's and DLBW's First Amended Joint Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code dated January 20, 1997.(3)
       10.4 First Amended Disclosure Statement Under 11 U.S.C. 1125 In Support of Debtor's and DLBW's First Amended Joint Plan of Reorganization Under Chapter 11 of the United States
               Bankruptcy Code dated January 20, 1997. (3)
       10.5    Agreement and Plan Merger (4)

         27    Financial Data Schedule

               (1)Filed with Form 10K dated March 14, 1997
               (2)Filed with Form 10K dated November 6, 1996
               (3)Filed with Form 10K dated March 3, 1997
               (4)Filed with Form 10K dated July 22, 1997
               (5)Filed herewith


     b) The Registrant filed the following reports on Form 8-K

               Form 8-K filed on December 23, 1997 reporting changes in registrants certified accountants.

               Form 8-KA filed on February 17, 1998 reporting letter to the SEC from KPMG Peat Marwick, LLP regarding termination of their client - auditor relationship.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GULFPORT ENERGY CORPORATION

Date:  May 15, 1998


                                                   /s/ Mark Liddell
                                                ----------------------------
                                                Mark Liddell
                                                President

                                                  /s/ Ronald D. Youtsey
                                                ----------------------------
                                                Ronald D. Youtsey
                                                Secretary and Treasurer