Form 10-Q
period 1998-06-30
GULFPORT ENERGY CORP
filed 1998-08-14
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   (Mark One)
      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of August 12, 1998 was 22,076,315.

                           GULFPORT ENERGY CORPORATION

                                TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT


PART I     FINANCIAL INFORMATION

  Item 1 Financial Statements

     Consolidated Balance Sheet at June 30, 1998 (unaudited)
     and December 31, 1997...............................................      4

     Consolidated Statement of Operations for the Three and Six Months
     Ended June 30, 1998 and 1997 (unaudited)............................      5

     Consolidated Statement of Cash Flow for the Three and Six
     Months Ended June 30, 1998 and 1997 (unaudited).....................      6

     Notes to Consolidated Financial Statements..........................      7

  Item 2 Management's Discussion and Analysis of
     Financial Condition and Results of Operations.......................     20

PART II    OTHER INFORMATION

 Item 1 Legal Proceedings................................................     26

 Item 6 Exhibits and Reports on Form 8-K.................................     29

        Signatures.......................................................     30

                           GULFPORT ENERGY CORPORATION






                          PART I. Financial Information
                    Item 1. Consolidated Financial Statements
                             June 30, 1998 and 1997







               Forming a part of Form 10-Q Quarterly Report to the
                       Securities and Exchange Commission

This quarterly report on Form 10-Q should be read in conjunction with Gulfport
       Energy Corporation's Annual Report on Form 10-K for the year ended
                               December 31, 1997

                           Gulfport Energy Corporation
                           Consolidated Balance Sheet



ASSETS                                       June 30, 1998     December 31, 1997
-----------------------------------------------------------    -----------------
Current assets:                               (unaudited)
    Cash and cash equivalents                $  2,264,000          $  1,203,000
    Cash, restricted                               14,000             2,060,000
    Accounts receivable, net of allowance for
      doubtful accounts of $4,996,000 for
      June 30, 1998 and December 31, 1997,
        respectively                            4,167,000             4,364,000
    Prepaid expenses and other                    137,000               192,000
                                             -------------         -------------
        Total current assets                    6,582,000             7,819,000

Property and equipment:
    Oil and natural gas properties             85,119,000            84,466,000
    Other property and equipment                1,800,000             1,577,000
    Accumulated depletion, depreciation
       and amortization                       (24,578,000)           (4,542,000)
                                             -------------         -------------
        Property and equipment, net            62,341,000            81,501,000

Other assets                                    3,268,000             3,026,000
                                             -------------         -------------
Total assets                                 $ 72,191,000          $ 92,346,000
                                             =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities $  8,517,000          $  6,346,000
    Current maturities of long-term debt        3,014,000             2,192,000
                                             -------------         -------------
        Total current liabilities              11,531,000             8,538,000

Other long-term liabilities                       236,000               528,000
Long term debt                                 10,424,000            13,000,000
                                             -------------         -------------
    Total liabilities                          22,191,000            22,066,000

Shareholders' equity:
    Common stock - $.01 par value, 50,000,000
       authorized,  22,076,315 issued and
       outstanding at June 30, 1998
       and December 31, 1997, respectively        221,000               221,000
    Paid-in-capital                            71,772,000            71,772,000
    Accumulated deficit                       (21,993,000)           (1,713,000)
                                             -------------         -------------
        Total shareholders' equity             50,000,000            70,280,000
                                             -------------         -------------
Commitments and contingencies                           -                     -
                                             -------------         -------------
Total liabilities and shareholders' equity   $  72,191,000         $ 92,346,000
                                             =============         =============







         - See accompanying notes to consolidated financial statements -

                           Gulfport Energy Corporation
                      Consolidated Statement of Operations
                                   (Unaudited)


                                   Three months                Six months
                                   Ended June 30,             Ended June 30,
                                 1998         1997          1998          1997
                           (Reorganized  (Predecessor  (Reorganized (Predecessor
                              Company)      Company)      Company)     Company)
--------------------------------------------------------------------------------
Revenues:
   Gas sales              $  1,828,000  $ 1,987,000    $ 2,847,000  $ 4,495,000
   Oil and condensate sales  1,572,000    2,288,000      3,875,000    5,161,000
   Other Income, net           146,000       70,000        346,000      120,000
                          ------------- ------------   ------------ ------------
           Total revenues    3,546,000    4,345,000      7,068,000    9,776,000

Expenses:
   Production costs          2,450,000    3,095,000      5,170,000    5,239,000
   Depreciation, depletion
     and amortization       18,220,000    1,673,000     20,098,000    3,124,000
   General and
     administrative expenses   660,000    1,071,000      1,322,000    1,990,000
   Provision for doubtful
     accounts                        -      (20,000)             -       71,000
                          ------------- ------------  ------------- ------------
                            21,330,000    5,819,000     26,590,000   10,424,000
   Income (loss) from
     operations            (17,784,000)  (1,474,000)   (19,522,000)    (648,000)
                          ------------- ------------  ------------- ------------
Interest expense               372,000      417,000        758,000    1,032,000
                          ------------- ------------  ------------- ------------
   Income (loss) before
     reorganization costs
     and income taxes      (18,156,000)  (1,891,000)   (20,280,000)  (1,680,000)
                          ------------- ------------  ------------- ------------
Reorganization costs                 -    2,701,000              -    3,727,000
                          ------------- ------------  ------------- ------------
   Loss before income
     taxes                 (18,156,000)  (4,592,000)   (20,280,000)  (5,407,000)
Income tax expense                   -            -              -            -
                          ------------- ------------  ------------- ------------
   Net loss                (18,156,000)  (4,592,000)   (20,280,000)  (5,407,000)
Undeclared dividends on
   preferred stock                   -     (712,000)             -   (1,423,000)
                          ------------- ------------  ------------- ------------
   Net loss available to
     common shareholders  $(18,156,000) $(5,304,000)  $(20,280,000) $(6,830,000)
                          ============= ============  ============= ============


Per common share:
      Income (loss) per
        common and common
        equivalent share   $     (0.82)  $     *      $      (0.92)   $    *
                           ============ ============  ============= ============

      Average common and
        common equivalent
        shares outstanding  22,076,000         *        22,076,000         *
                           ============ ============  ============= ============





*  Amounts not meaningful as a result of the reorganization.


         - See accompanying notes to consolidated financial statements -

                           Gulfport Energy Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)



                                                     Six months Ended June 30,
                                                       1998             1997
                                                    (Reorganized    (Predecessor
                                                      Company)        Company)
--------------------------------------------------------------------------------
Cash flow from operating activities:
   Net (loss)                                      $(20,280,000)    $(5,407,000)
   Adjustments  to  reconcile  net  loss  to  net
     cash  provided  by  operating activities:
         Depreciation, depletion, and amortization   20,098,000       3,124,000
         Provision for doubtful accounts and notes
            receivable                                        -          71,000
         Amortization of debt issuance costs             97,000          83,000
         (Gain) on sale of asset                       (133,000)              -
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable           198,000        (287,000)
   (Increase) decrease in prepaid expenses and other     54,000        (237,000)
   Increase in accounts payable and accrued
     liabilities                                      1,980,000       3,450,000
   (Decrease) in other long-term liabilities           (116,000)              -
   Pre-petition liabilities subject to compromise             -        (267,000)
   Pre-petition liabilities not subject to compromise         -          (1,000)
                                                   -------------    ------------
      Net cash provided by operating activities       1,898,000         529,000
Cash flow from investing activities:
   Additions to cash held in escrow                          -          (20,000)
   Additions to other assets                          (339,000)               -
   Additions to property and equipment                (805,000)      (2,561,000)
                                                   -------------   -------------
         Net cash used in investing activities      (1,144,000)      (2,581,000)
Cash flow from financing activities:
   Principal payments on borrowings                 (1,739,000)         (16,000)
                                                   -------------   -------------
      Net cash used in financing activities         (1,739,000)         (16,000)
   Net increase (decrease) in cash and cash
      equivalents                                     (985,000)      (2,068,000)
   Cash and cash equivalents - beginning of period   3,263,000        5,679,000
                                                   -------------   -------------
Cash and cash equivalents - end of period          $ 2,278,000     $  3,611,000
                                                   =============   =============

Supplemental Disclosures of Cash Flow Information
   Interest paid                                   $   358,000     $     28,000
   Income taxes paid                                         -                -
Supplemental Information of Non-Cash Investing And
Financing Activities
   Accrued dividends on preferred stock (Undeclared
      on Predecessor Company)                                -       (1,423,000)







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

        Gulfport Energy Corporation owns and operates mature oil and gas properties in the Louisiana Gulf Coast area. Currently, the Company is seeking to achieve reserve growth and increase its cash flow by entering into strategic alliances with companies possessing Gulf Coast exploration experience and by undertaking lower risk development projects. In July 11, 1997, WRT's subsidiaries were merged into the Company. On the effective date of the reorganization, the state of incorporation of the reorganized Company was changed from the State of Texas to the State of Delaware. Prior to July 11, 1997, the financial statements represented the consolidated financial statements of WRT and its subsidiaries.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months of less to be cash equivalents for purposes of the statement of cash flows.

Fair Value of Financial Instruments

        At June 30, 1998 and December 31, 1997, the carrying amounts of all financial instruments approximate their fair market values.

Oil and Natural Gas Properties

        Before July 11, 1997, WRT used the successful efforts method for reporting oil and gas operations. Commencing with the reorganization, the Company converted to the full cost pool method of accounting to be in conformity with the method used by its then principal shareholder, DLB Oil & Gas, Inc. ("DLB").

        In connection with the implementation of fresh start reporting commencing on July 11, 1997 (as described in Note 2), the Company implemented the full cost pool method of accounting for oil and gas operations. Accordingly, all costs including nonproductive costs and certain general and administrative costs associated with acquisition, exploration and development of oil and natural gas properties are capitalized. Net capitalized costs are limited to the estimated future net revenues, after income taxes, discounted at 10% per year, from proved oil and natural gas reserves and the cost of the properties not subject to amortization. Such capitalized costs, including the estimated future development costs and site remediation costs, if any, are depleted by an equivalent units-of-production method, converting natural gas to barrels at the ratio of six Mcf of natural gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proved oil and natural gas reserves.

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

        Prior to July 11, 1997, WRT followed the successful efforts method of accounting for its oil and gas operations. Under the successful efforts method, costs of productive wells, development dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved reserves as estimated by the WRT's independent engineers. WRT's estimate of future dismantlement and abandonment costs was considered in computing the aforementioned amortization.

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

Implementation of Statement of Accounting Standards No. 121

        Effective December 31, 1995, WRT adopted the provisions of Financial Accounting Standards No 121 ("SFAS No. 121") which requires that an impairment loss be recognized whenever the carrying amount of a long-lived asset exceeds the sum of the estimated future cash flows (undiscounted) of the assets. Due to the Company's use of the full cost method, on the Effective Date, of accounting for its oil and gas properties, SFAS No. 121 does not apply to the Company's oil and gas property assets. Accordingly, the adoption of SFAS No. 121 did not have an impact on the Company's financial position or results of operations during 1998.

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

Concentration of Credit Risk

        The Company operates in the oil and natural gas industry in the state of Louisiana with sales to refineries, re-sellers such as pipeline companies, and local distribution companies. While certain of these customers are affected by periodic downturns in the economy in general or in their specific segment of the natural gas industry, the Company believes that its level of credit-related losses due to such economic fluctuations has been immaterial and will continue to be immaterial to the Company's results of operations in the long term.

        The Company maintains cash balances at several banks. Accounts at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash balances in excess of insured limits total $3, 987,000 and $3,163,000 at June 30, 1998 and December 31, 1997, respectively.

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

Stock Options and Warrant Agreements

        Effective at the date of reorganization, all previously issued stock option plans of WRT were terminated and all outstanding options were canceled. At that date a Warrant Agreement went into effect. These warrants are exercisable at $10 per share and will expire on July 11, 2002. The Plan authorized the issuance of up to 1,104,000 warrants. As of June 30, 1998 and December 31, 1997, there were 221,000 warrants issued and outstanding. See Note 6 for further details.

Commitments and Contingencies

        Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. See Note 8 for further details.


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

        As a result of the consummation of the Plan and due to; (i) the reallocation of the voting rights of equity interest owners and (ii) the reorganization value of WRT's assets being less than the total of all post-petition liabilities and allowed claims, the effects of the Reorganization Proceeding were accounted for in accordance with fresh start reporting standards promulgated under SOP 90-7.

        In conjunction with implementing fresh start reporting, management determined a reorganized value of WRT's assets and liabilities in the following manner:

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

        DLB Oil & Gas, Inc. ("DLB") contributed certain interests previously owned by Texaco Exploration and Production. Inc. ("TEPI") in the West Cote Blanche Bay Field ("WCBB Assets") along with a $1,000,000 deposit to a plugging and abandonment trust in exchange for 5,616,000 shares of the reorganized Company's common stock. This transaction was recorded at DLB's net basis in the WCBB Assets of $15,144,000. In connection with this acquisition, the Reorganized Company assumed the obligation to contribute approximately $18,000 per month through March 2004 to this plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. TEPI retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's obligations for plugging and abandonment to TEPI have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property.

        In accordance with the Plan, $3,000,000 was set aside by WRT to form a Litigation Entity (defined herein). The Company owns a 12% interest in this Litigation Entity. The entire $3,000,000 was included in reorganization expense on the financial statements for the six months and ten day period ended July 10, 1997. No value was assigned to the Company's interest in the Litigation Entity on the reorganized balance sheet as management was not able to determine with any certainty the amount, if any, that the Company might recover from this investment.

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

      As of July 11, 1997, the effect on the Company's balance sheet of consummating the Plan and implementing the fresh start reporting was:


                     July 11,1997    Substantial      Fresh Start   Reorganized
                       Prior to      Consummation      Reporting      Balance
                     Consummation    Adjustments      Adjustments      Sheet
                     -------------  -------------    ------------- -------------
          ASSETS
Current assets:
  Cash and cash
      equivalents    $  3,714,000   $  1,598,000     $        -     $ 5,312,000
  Accounts receivable,
      net               3,287,000              -              -       3,287,000
  Prepaid expenses
    and other             870,000              -              -         870,000
                     -------------  -------------    ------------- -------------
  Total current
    assets              7,871,000      1,598,000              -       9,469,000
                     -------------  -------------    ------------- -------------

Property and equipment:
  Properties subject
    to depletion       80,120,000     15,144,000      (20,187,000)   75,077,000
  Properties not
    subject to                  -              -        5,000,000     5,000,000
    depletion
  Other property, plant,
    and equipment       5,300,000              -       (2,362,000)    2,938,000
                     -------------  -------------    ------------- -------------
                       85,420,000     15,144,000      (17,549,000)   83,015,000
  Less accumulated
    depreciation,
    depletion and
    amortization      (29,274,000)             -       29,274,000             -
                     -------------  -------------    ------------- -------------
                       56,146,000     15,144,000       11,725,000    83,015,000
                     -------------  -------------    ------------- -------------
Other assets            1,231,000         94,000         (285,000)    1,040,000
                     -------------  -------------    ------------- -------------
                     $ 65,248,000   $ 16,836,000     $ 11,440,000  $ 93,524,000
                     =============  =============    ============= =============

                     July 11,1997    Substantial      Fresh Start   Reorganized
                       Prior to      Consummation      Reporting      Balance
                     Consummation    Adjustments      Adjustments      Sheet
                     -------------  -------------    ------------- -------------
  LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and
    and accrued
    liabilities      $  9,545,000   $ (3,771,000)    $          -   $ 5,774,000
  Pre-petition
    secured debt       16,915,000    (16,915,000)               -             -
                     -------------  -------------    ------------- -------------

    Total current
      liabilities      26,460,000    (20,686,000)               -     5,774,000
                     -------------  -------------    ------------- -------------

Pre-petition current
 liabilities
   Subject to
   compromise:
  Unsecured debt      136,818,000     (7,012,000)    (129,806,000)            -
                     -------------  -------------    ------------- -------------

Long-term liabilities:
  Other non-current
    liabilities                 -        757,000                -       757,000
  Notes payable                 -     15,000,000                -    15,000,000
                     -------------  -------------    ------------- -------------
                                -     15,757,000                -    15,757,000
                     -------------  -------------    ------------- -------------

Stockholders' equity
(deficit):
  Common stock             95,000        104,000           22,000       221,000
  Preferred stock      27,677,000              -      (27,677,000)           -
  Additional paid in
    capital            39,570,000     31,673,000          529,000    71,772,000
  Treasury stock         (333,000)             -          333,000             -
  Retained earnings  (165,039,000)    (3,000,000)     168,039,000             -
                     -------------  -------------    ------------- -------------
                      (98,030,000)    28,777,000      141,246,000    71,993,000
                     -------------  -------------    ------------- -------------
                     $ 65,248,000   $ 16,836,000     $ 11,440,000  $ 93,524,000
                     =============  =============    ============= =============


        Substantial   consummation   adjustments   are  those   involving   cash
transactions occurring on the Effective Date. Fresh start reporting adjustments are those involving non-cash transactions occurring on the Effective Date.

In accordance with the provisions of the Plan, the Company:

        Issued to its unsecured creditors, on account of their allowed claims, an aggregate of 10 million shares of the Reorganized Company's common stock. At the effective date, 1,412,000 of the above-described shares were held in escrow to cover the settlement of disputed unsecured claims in the amount of $18,339,000. Through June 30, 1998, $10,422,000 of these claims have been settled for $7,102,000 resulting in the issuance from the escrow account, of 850,000 shares of the Reorganized Company's common stock.

        Issued 3,800,000 shares of the Reorganized Company's common stock for $13,300,000 in cash in connection with a stock rights offering to it's unsecured creditors.

        Issued 952,000 shares of the Reorganized Company's common stock in payment of $3,332,000 in secured claims.

        Issued 1,703,000 shares of the Reorganized Company's common stock in payment of a $5,961,000 claim purchased by DLB from TEPI.

        Issued 5,616,000 shares of the Reorganized Company's common stock in exchange for the WCBB Assets acquired by DLB from TEPI along with the associated P&A trust fund and associated funding and plugging obligations. In connection with this transaction, WRT transferred to TEPI certain assets and non-producing acreage.

        The Company paid $1,672,000 in administrative and priority claims, $1,145,000 in secured claims and $143,000 in convenience claims. At June 30, 1998, $995,000 was being held in escrow to cover settlement of disputed priority, administrative and secured claims.

        The Company transferred $3,000,000 to a Litigation Trust along with the Company's rights to any and all causes of action, claims, rights of actions, suits or proceedings which have been or could be asserted by it except for (a) the action to recover unpaid production proceeds payable to the Company by Tri-Deck Oil & Gas Company ("Tri-Deck") and (b) the foreclosure action to recover title to certain assets (See Note 9 regarding the subsequent transfer of these claims to the Litigation Entity). This transfer was treated as a pre-reorganization expense on the financial statements for the six months and ten day period ended July 10, 1997. The Reorganized Company owns a 12% economic interest in the Litigation Entity and the remainder of the economic interests in the Litigation Entity was allocated to former unsecured creditors based on their ownership percentage of the 13.8 million shares as described above.

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

        DLB Oil & Gas, Inc. ("DLB") and Wexford Management LLC ("Wexford") were, along with the Company, co-proponents in the Plan of Reorganization. As of June 30, 1998 and December 31, 1997, DLB and Wexford owned approximately 49% and 8%, respectively, of the Company's outstanding common stock.

        DLB paid $1,515,000 in reorganization costs incurred on WRT's behalf, which amount was repaid to DLB on the Effective Date. These costs were included in reorganization cost incurred during the six months and 10 days ended July 10, 1997. In addition, DLB charged WRT $465,000 for management services provided to it during the period July 11, 1997 through December 31, 1997. During the period May 1, 1997 through July 10, 1997, DLB was the operator of the WCBB properties in which WRT had a 50% working interest at that time. Subsequent to July 10, 1997, the WCBB properties were contributed to the Company for common stock, as described above, and WRT became the operator of these properties. As of June 30, 1998, the Company owed $1,728,000 to a related party. As of December 31, 1997, the Company owed $1,728,000 to DLB.

        Pursuant to the terms and conditions of an Administrative Services Agreement dated as of July 10, 1997, by and between the Company and DLB (the
"Services Agreement"), DLB agreed to make available to the Company such personnel, services, facilities, supplies, and equipment as the Company may need including executive and managerial, accounting, auditing and tax, engineering, geological and geophysical, legal, land, and administrative and clerical services. The initial term (the "Initial Term") is one year beginning on the date of the Services Agreement. The Services Agreement will continue for subsequent one-year periods unless terminated by either party by written notice no less than 60 days prior to the anniversary date of the Services Agreement. In return for the services rendered, the Company agreed to pay DLB a monthly service charge based on the pro rata proportion of the Company's use of DLB services, personnel, facilities, supplies, and equipment as determined by DLB in a good-faith, reasonable manner. The service charge is calculated as the sum of
(1) DLB's fully allocated internal costs of providing personnel and/or performing services, (2) the actual costs to DLB of any third-party services required, (3) the equipment, occupancy, rental, usage, or depreciation and interest charges, and (4) the actual cost to DLB for supplies. During the year ended December 31, 1997, the services of Gary C. Hanna and Ronald D. Youtsey, the Company's President and Secretary respectively, were provided under this agreement. On April 28, 1998, the rights and obligations of DLB under the Service Agreement were assigned to DLB Equities, L.L.C. As of June 30, 1998, Gulfport owed approximately $1,557,000 for services rendered in connection with this Service Agreement (and for invoices paid by DLB on Gulfport's behalf).

        During the three and six months ended June 30, 1998, the Company sold $877,000 in oil to a DLB subsidiary. During the period July 11, 1997 through December 31, 1997, the Company sold $4,335,000 in oil to a DLB subsidiary. These sales occurred at prices which the Company could be expected to obtain from an unrelated third party.


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

        During 1997, WRT incurred $7,771,000 in reorganization costs, consisting of $3,000,000 contributed to the Litigation Trust (See Note 9 for further details), $1,515,000 in reimbursements to DLB for restructuring costs it incurred on WRT's behalf, professional fees totaling $2,213,000, and an accrual of $1,044,000 for estimated future costs to be incurred in connection with the reorganization. As of June 30, 1998, the balance of an accrual for estimated future costs to be incurred in connection with the reorganization was $545,000.

5.  LONG-TERM LIABILITIES

        As of June 30, 1998 and December 31, 1997, long term liabilities include the following:

                                                  1998                  1997
                                             -------------         -------------
Debt:
   Credit facility                           $ 13,229,000          $ 15,000,000
   Priority tax claims                            527,000               527,000
   Building loan                                  209,000               193,000
                                             -------------         -------------
                                               13,931,000            15,720,000
   Less current portion                         3,306,000             2,192,000
                                             =============         =============
                                             $ 10,659,000          $ 13,528,000
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

        On the Effective Date, the Company entered into a new $15,000,000 Credit Agreement (the "Credit Agreement") with ING (U.S.) Capital Corporation (successor to INCC) ("ING") that was secured by substantially all of the Company's assets. Initial loan fees of $188,000 were paid on or prior to the Effective Date, an additional loan fee of $100,000 was made on December 31, 1997 and a final loan fee of $100,000 is due on or before December 31, 1998. The loan matures on July 11, 1999, with interest to be paid quarterly and with three interim principal payments of $1,000,000 each to be made in September 1998, December 1998, and March 1999. This loan bears interest at the option of the Company at either (1) LIBOR plus 3% or (2) ING's fluctuating "reference rate" plus 1.25%. This loan is collateralized by substantially all of the Company's assets. At June 30, 1998, this rate was 8.6875%.

        The  Credit  Agreement  contains  restrictive   covenants  which  impose
limitations on the Company with respect to, among other things: (i) the maintenance of current assets equal to at least 110% of current liabilities (excluding any current portion of the Credit Agreement); (ii) the incurrence of debt outside the ordinary course of business; (iii) dividends and similar payments; (iv) the creation of additional liens on, or the sale of, the Company's oil and gas properties and other assets; (v) the Company's ability to enter into forward, future, swap or hedging contracts; (vi) mergers or consolidations; (vii) the issuance of securities other that Common Stock and options or warrants granting the right to purchase Common Stock; (viii) the sale, transfer, lease, exchange, alienation or disposal of Company properties or assets; (ix) investments outside the ordinary course of business; (x) transactions with affiliates; (xi) general and administrative expenditures in excess of $1 million during any fiscal quarter or in excess of $3 million during each fiscal year; and (xii) the maintenance of an aggregate net present value attributable to all collateral as determined from engineering reports equal to 120% of the principal amount of the Credit Agreement on such date.

        The Company intends to amend the Credit Agreement (the "Amended Credit Agreement" to, among other things: (i) delete the coverage ration set forth in the Credit Agreement, (ii) require interest payments to be made by the Company on a monthly basis. The principal amount and the interest rate set forth in the Credit Agreement remain unchanged. In connection with the execution and delivery of the Amended Credit Agreement, ING waived certain provisions of the Credit Agreement to permit certain actions by the Company. In consideration for entering into the Amended Credit Agreement and granting certain waivers, the Company and ING further agreed that (a) the Company will pay a $250,000 amendment fee to ING on July 11, 1999, provided that such amendment fee will be waived if the amounts owed to ING under the Amended Credit Agreement have been paid in full by July 10, 1999; and (b) the Company shall issue warrants to ING, in that such warrants will permit ING to purchase 2% of the outstanding shares of Common Stock on a fully diluted basis after giving effect to future Rights Offerings.

        At December 31, 1997, the Company held $2,060,000 in a restricted cash account. These funds represent the proceeds from the sale of its field equipment. As of June 30, 1998, the Company had applied $1,778,000 of these funds to the outstanding principal balance of the Credit Agreement.


Priority Tax Claims

        In accordance with the Plan of Reorganization, priority taxes totaling $1,168,000 are to be paid in four annual installments without interest. The first annual installment of $292,000 was made on July 11, 1997 and the second annual installment of $291,000 was made on July 11, 1998.

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

8.   COMMITMENTS AND CONTINGENCIES

Lac Blanc Escrow Account

    In connection with its purchase of a 91% working interest in the Lac Blanc Field, the Company deposited $170,000 in a segregated trust account and agreed to make additional deposits of $20,000 per month until the accumulated balance of the trust account reached $1,700,000. These funds are held in a segregated account for the benefit of the State of Louisiana to insure that the wells in the Lac Blanc Field are properly plugged upon cessation of production. In return for this financial commitment, the State of Louisiana has granted the sellers an unconditional release from their contingent liability to the State to plug and abandon the wells. When all existing wells in the Lac Blanc Field have been properly plugged and abandoned, the funds in the trust account, should any remain, will revert to the Company. Due to the filing of the Reorganization Case in February 1996, the Company ceased making contributions to the segregated account. Under the Plan, the Company is obligated to fund the unfunded portion of this obligation and maintain future funding requirements. At June 30, 1998, the balance in this trust account was $871,000. In addition, the Company has accrued $200,000 at June 30, 1998; such accrual representing the unfunded portion of this obligation since the Effective Date.

Plugging and Abandonment Funds

    The Company is contractually committed in its purchase contracts for the Initial LLOG Property (defined herein) and Remaining LLOG Properties (defined herein) to establish plugging and abandonment funds as allowed by Louisiana's Orphaned Well Act. The State of Louisiana, upon completion of an independent study to be commissioned by the Company, will establish the amount of and terms of payment into each fund. As of June 30, 1998, the independent study had not been completed. Accordingly, the Company is unable to determine the amount and payment towards the future obligation related to these commitments.

    In connection with the acquisition of the remaining 50% interest in certain WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust fund and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. TEPI retained a security interest in production from these properties and the plugging and abandonment trust account until such time the Company's plugging and abandonment obligations to TEPI have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access the fund for use in plugging and abandonment costs associated with the WCBB property. The Company satisfied its plugging and abandonment obligations through the year ended March 10, 1998.

Tri-Deck/Perry Gas Litigation

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

        Next, with respect to the adversary proceeding, WRT sought turnover by Tri-Deck and/or Perry Gas of all unpaid production proceeds payable to WRT under the marketing agreement and the issuance of a temporary restraining order and preliminary injunction against both parties to prevent further disposition of such proceeds pending outcome of the proceedings. On May 31, 1996, the Bankruptcy Court entered a consensual temporary restraining order against both Tri-Deck and Perry Gas. On June 18, 1996, a Preliminary Injunction was entered by the Court which required Perry Gas to segregate into a separate depository account the funds due for the purchase of WRT's April and May 1996 gas production from Tri-Deck. Subsequently, upon motion by WRT the Court ordered such funds to be placed into the Bankruptcy Court's registry, as Perry Gas had made certain withdrawals from the separate depository account without authorization by the Court. Currently, funds in the amount of approximately $1,700,000 remain in the registry of the Court. Additionally, a dispute exists between WRT and Perry Gas as to additional funds owed by Perry Gas for the purchase of WRT's April and May 1996 gas production. Currently, the adversary proceeding remains pending as to the ultimate issue of ownership of proceeds. Tri-Deck has also filed an answer and counterclaim in which Tri-Deck is asserting, among other items, damages for tortoise interference of its contractual relationships with others. Recovery of the $1,700,000 receivable is dependent on the court rendering a favorable ruling on the issue. As of the date of the report, the court has not ruled on this issue. Although management believes that Tri-Deck's claim to the funds in the registry of the court is invalid, and the aforementioned counterclaim is without merit, for financial reporting purposes the receivable from Tri-Deck was fully reserved for as of June 30, 1998.

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

Title to Oil and Gas Properties

        During 1996, WRT received notice from Wildwing Investments, Inc. ("Wildwing") claiming that WRT's title had failed as to approximately 43 acres in the Bayou Pigeon Field. Some or all of the acreage in dispute is considered to be productive in three separate production units. The Company's working interest in three units was reduced to approximately 7% (5% Net Revenue Interest, ("NRI")) 75% (63% NRI), and 95% (72% NRI). The financial statements as of and for the periods ending June 30, 1998 and December 31, 1997, reflect operating results and proved reserves discounted for of this possible title failure. As the title failure predates its ownership of the field, the Company is currently evaluating its recourse against the predecessors-in-title relative to this issue. On May 21, 1998, the Company entered into a settlement agreement with Wildwing, which provides that the Stakeholders, who are currently holding funds in suspense attributable to mineral mineral production from leases made the subject of the lawsuit, will be instructed by the Company and Wildwing to distribute $270,000 to Wildwing in full and final compromise of such litigation. Additional sums held by the Stakeholders are to be distributed to the lessors of the leases made the subject of the litigation an amount for payment of royalties due and owing up to the date of this filing. The balance held by the Stakeholders will thereafter be distributed to the Company.

        One June 29, 1998, a Stakeholder remitted to the Company, the balance of funds they held in suspense attributable to this lease. As of this filing date, final distribution to the lessors was not complete. On July 31, 1998, a Stakeholder distributed funds they held in suspense to the lessors and remitted the balance to the Company.

        On June 30, 1998, Production Management Corporation ("PMC") initiated litigation against the Company in the United States District Court of the Western District of Louisiana, Lafayette-Opelousas Division, alleging breach of contract and the failure of the Company to pay certain invoices related to services allegedly provided to the Company. The complaint seeks monetary damages in the amount of $388,000 plus interest, certain legal costs and 10% in attorney fees. The litigation is in its earliest stages and discovery has not yet begun. The Company is currently reviewing the claims set forth in the lawsuit to determine the appropriate response thereto.

        On July 20, 1998, Sanchez Oil & Gas Corporation ("Sanchez") initiated litigation against the Company in the Fifteenth Judicial District Court, Parich of Lafayette, State of Louisiana. In it petition, Sanchez alleges, among other things, that the Company was obligated, by virtue of the terms of a letter dated June 26, 1997, between Sanchez and the Company (the "Sanchez Letter"), to grant a sublease to Sanchez for an undivided 50% interest in two of the Company's oil, gas and mineral leases covering land located in the North Bayou Penchant area of Terebonne Parish, Louisiana. Pursuant to this lawsuit, Sanchez is seeking: (i) specific performance by the Company of the contractual obligation that Sanchez alleges to be present in the Sanchez Letter, and (ii) monetary damages. The litigation is in its earliest stages and discovery has not yet begun. In addition, the Company is currently reviewing the claims set forth in the lawsuit to determine the appropriate response thereto.

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

9.   LITIGATION TRUST ENTITY

        On August 13, 1996, the Bankruptcy Court executed and entered its "Order
Appointing  Examiner",   directing  the  United  States  Trustee  to  appoint  a
disinterested person as examiner in the WRT's bankruptcy case.

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

        The following discussion is intended to assist in an understanding of the Company's financial position as of December 31, 1997 and its results of operations for the three month and the six month periods ended June 30, 1998 and 1997. The Consolidated Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 1997 annual report on Form 10-K.


FINANCIAL DATA
(Unaudited)                        Three Months Ended       Six Months Ended
                                      June 30,Six                June 30,
                                   1998        1997         1998        1997
                              -----------  -----------  ----------- -----------
Revenues:
    Gas sales                 $ 1,828,000  $ 1,987,000  $ 2,847,000 $ 4,495,000
    Oil and condensate sales    1,572,000    2,288,000    3,875,000   5,161,000
    Other income, net             146,000       70,000      346,000     120,000
                              -----------  -----------  ----------- -----------
                                3,546,000    4,345,000    7,068,000   9,776,000


Expenses:
    Production costs (1)        2,450,000    3,095,000    5,170,000   5,239,000
    General & administrative      660,000    1,071,000    1,322,000   1,990,000
    Provision for doubtful
      accounts                          -      (20,000)           -      71,000
                              -----------  -----------  ----------- -----------
                                3,110,000    4,146,000    6,492,000   7,300,000
EBITDA (2)                       (436,000)     199,000      576,000   2,476,000
Depreciation, depletion &
  amortization                 18,220,000    1,673,000   20,098,000   3,124,000
Loss before interest,
reorganization costs
  and taxes                   (17,784,000)  (1,474,000) (19,522,000)   (648,000)
Interest expense                  372,000      417,000      758,000   1,032,000
Reorganization costs                    -    2,701,000            -   3,727,000
                              -----------  -----------  ----------- -----------
Loss before income taxes      (18,156,000)  (4,592,000) (20,280,000) (5,407,000)
Income taxes                            -            -            -           -
                              -----------  -----------  ----------- -----------
Net loss                      (18,156,000)  (4,592,000) (20,280,000) (5,407,000)
Dividends on preferred stock
  (undeclared)                          -      712,000            -   1,423,000
                              -----------  -----------  ----------- -----------
Net loss available to common
  shareholders                (18,156,000)  (5,304,000) (20,280,000) (6,830,000)

Per share data:
Net loss                      $     (0.82) $    (3)     $     (0.92) $   (3)
                              ============ ===========  ===========  ===========
Weighted average common and
common equivalent shares       22,076,000       (3)                      (3)
                              ============ ===========  ===========  ===========



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

Results of Operations

Comparison of the Three Months Ended June 30, 1998 and 1997

During the three months ended June 30, 1998, the Company reported a net loss of $18.2 million, a 296% increase from a net loss before undeclared dividends on preferred stock of $4.6 million for the corresponding period in 1997. This increase is primarily due to the following factors:

     Oil and Gas Revenues. During the three months ended June 30, 1998, the Company reported oil and gas revenues of $3.4 million, a 26% decrease from $4.3 million for the comparable period in 1997. This decrease was primarily attributable to a significant reduction in the average oil price received during 1998. The effect of lower oil prices received during 1998 was partially offset by an adjustment of $626,000 in oil and gas revenues attributable to the first quarter of 1998 that was recorded during the second quarter of 1998 due to the uncertanty of collectibility in the first quarter. The following table summarizes the Company's oil and gas production and related pricing for the three months ended June 30, 1998 and 1997:

                                                Three Months Ended June 30,
                                                      1998        1997
                                                      ----        ----
    Oil production volumes (Mbbls)             (1)     127         119
    Gas production volumes (Mmcf)              (2)     860         879
    Average oil price (per Bbl)                      $12.38      $19.23
    Average gas price (per Mcf)                       $2.13       $2.26

(1) Includes an increase of 8 Mbbls of sales production attributable to the first quarter of 1998 that was recorded during the second quarter of 1998 due to the uncertainty of collectibility.
(2) Includes an increase of 208 Mmcf of sales production attributable to the first quarter of 1998 that was recorded during the second quarter of 1998 due to the uncertainty of collectibility.

     Production Costs. Production costs, including lease operating costs and gross production taxes, decreased $0.6 million, or 24%, from $3.1 million for the three months ended June 30, 1997 to $2.5 million for the comparable period in 1998. This decrease was due primarily to the reduction in field related services performed by third party contractors. This reduction was partially offset by an increase to operating costs in the WCBB field as a result of the Company's acquisition, on the Effective Date, of an additional 50% working interest in depths above the Rob "C" marker.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $16.5 million, or 970% from $1.7 million for the three months ended June 30, 1997 to $18.2 million for the comparable period in 1998. As a result of fresh start accounting prescribed for companies emerging from bankruptcy, a new cost basis in assets was recognized based upon the fair market value of the assets. In addition, the Company converted from the successful efforts method to the full cost pool method for reporting oil and gas properties on the Effective Date. As prescribed by the full cost pool method of reporting oil and gas properties, ceiling tests are performed to determine if the carrying value of oil and gas assets exceeds the sum of the discounted estimated future cash flows. As a result of a ceiling test performed at June 30, 1998, the Company was required to write-down the value of its oil and gas properties by $16.0 million. Due to the restating of property values to comply with fresh start accounting and the conversion from the successful efforts method to the full cost pool method of reporting oil and gas properties, comparisons of the 1998 and 1997 periods are not meaningful.

     General and Administrative Expenses. General and administrative expenses decreased $0.4 million, or 57%, from $1.1 million for the three months ended June 30, 1997 to $0.7 million for the comparable period in 1998. This decrease was due primarily to the Company's change in business strategy to reduce personnel and overall general and administrative costs.

     Provision for Doubtful Accounts. Provision for doubtful accounts remained consistent when comparing the three months ended June 30, 1997 with the comparable period in 1998.

     Other Income. Other income remained relatively consistent during the three months ended June 30, 1997 and 1998.

     Interest Expense. Interest expense remained relatively consistent during the three months ended June 30, 1997 and 1998.

    Reorganization Costs. Reorganization costs decreased $2.7 million, or 100% from $2.7 million for the three months ended June 30, 1997 to $0.0 million for the comparable period in 1998. On the Effective Date, the Company recorded a $1.0 million accrual for estimated future costs to be incurred in connection with the reorganization. As a result, any reorganization costs incurred since that time will have no effect on the income statement of the Company.

Comparison of the Six Months Ended June 30, 1998 and 1997

During the six months ended June 30, 1998, the Company reported a net loss of $20.3 million, a 276% increase from a net loss before undeclared dividends on preferred stock of $5.4 million for the corresponding period in 1997. This decrease was primarily due to the following factors:

     Oil and Gas Revenues. During the six months ended June 30, 1998, the Company reported oil and gas revenues of $6.7 million, a 45% decrease from $9.7 million for the comparable period in 1997. This decrease was primarily attributable to a significant reduction in gas production and the average price received for oil during 1998. The effect of lower oil prices received during 1998 was partially offset by an adjustment of $626,000 in oil and gas revenues attributable to the first quarter of 1998 not recorded until the second quarter of 1998 due to uncertanties. The following table summarizes the Company's oil and gas production and related pricing for the six months ended June 30, 1998 and 1997:

                                               Six Months Ended June 30,
                                                   1998          1997
                                                   ----          ----
    Oil production volumes (Mbbls)           (1)    284           246
    Gas production volumes (Mmcf)            (2)   1,243        1,712
    Average oil price (per Bbl)                   $13.64       $20.98
    Average gas price (per Mcf)                    $2.29        $2.63


(1) Includes an increase of 8 Mbbls of sales production attributable to the first quarter of 1998 that was recorded during the second quarter of 1998 due to uncertainties of collectibility.
(2) Includes an increase of 208 Mmcf of sales production attributable to the first quarter of 1998 that was recorded during until the second quarter of 1998 due to uncertainties of collectibility.

     Production Costs. Production costs, including lease operating costs and gross production taxes, remained relatively consistent during the six months ended June 30, 1998 when compared to the comparable period during 1997. Although there is consistency for comparison purposes, there is a decrease in operating costs primarily as the result of a reduction of field related services performed by third party contractors. This reduction is offset somewhat by an increase to operating costs in the WCBB field as a result of the Company's acquisition, on the Effective Date, of an additional 50% working interest in depths above the Rob "C" marker.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $17.0 million, or 548% from $3.1 million for the six months ended June 30, 1997 to $20.1 million for the comparable period in 1998. As a result of fresh start accounting prescribed for companies emerging from bankruptcy, a new cost basis in assets is recognized based upon the fair market value of the assets. In addition, the Company converted from the successful efforts method to the full cost pool method for reporting oil and gas properties on the Effective Date. As prescribed by the full cost pool method of reporting oil and gas properties, ceiling tests are performed to determine if the carrying value of oil and gas assets exceeds the sum of the discounted estimated future cash flows. As a result of a ceiling test performed at June 30, 1998, the Company was required to write-down the value of its oil and gas properties by $16.0 million. Due to the restating of property values to comply with fresh start accounting and the conversion from the successful efforts method to the full cost pool method of reporting oil and gas properties, comparisons of the 1998 and 1997 periods are not meaningful.

     General and Administrative Expenses. General and administrative expenses decreased $0.7 million, or 54% from $2.0 million for the six months ended June 30, 1997 to $1.3 million for the comparable period in 1998. This decrease was due primarily to the Company's change in business strategy to reduce personnel and overall general and administrative costs.

     Provision for Doubtful Accounts. Provision for doubtful accounts remained consistent when comparing the six months ended June 30, 1998 with the comparable period in 1997.

     Other Income. Other income increased $0.2 million, or 200% from $0.1 million for the six months ended June 30, 1997 to $0.3 million for the comparable period in 1998. This increase was due primarily to interest and overhead income.

     Interest Expense. Interest expense decreased $0.2 million, or 25%, from $1.0 million for the six months ended June 30, 1997 to $0.8 million for the comparable period in 1998. This decrease was due to: (a) a reduction in outstanding debt and (b) a .8125% reduction in the Credit Agreement interest rate.

     Reorganization Costs. Reorganization costs decreased $2.7 million, 100%, from $2.7 million for the six months ended June 30, 1997 to $0.0 million for the comparable period in 1998. On the Effective Date, the Company recorded a $1.0 million accrual for estimated future costs to be incurred in connection with the reorganization. As a result, any reorganization costs incurred since that time will have no effect on the income statement of the Company.

    Liquidity and Capital Resources

Operating Activities

Net cash flow provided by operating activities for the six months ended June 30, 1998 was $1.9 million, as compared to net cash flow provided by operating activities of $.5 million for the comparable period in 1997. This increase is due primarily to a $1.5 million reduction in accounts payable and accrued liabilities during the six months ended June 30, 1998 as compared to the same period in 1997.

During the first six months of 1998, the Company invested $1.1 million in property and equipment and other long-term assets as compared to $2.6 million during the comparable period in 1997.

Net cash used in financing activities was $1.7 million for the six months ended June 30, 1998 as compared to net cash used of $0.02 million during the same period in 1997. This increase is the result of the Company entering into a new $15 million loan agreement, as described below in financing activities, on the Effective Date, and a $1.7 million principal payment pursuant to the terms of that agreement.

Financing Activities

On the Effective Date, ING (U.S.) Capital Corporation (successor to INCC) ("ING") entered into a new $15,000,000 loan agreement with the Company. Initial loan fees of $188,000 were paid on or prior to the Effective Date, an additional loan fee of $100,000 was made on December 31, 1997 and a final loan fee of $100,000 is due on or before December 31, 1998. The loan matures on July 11, 1999, with interest to be paid quarterly and with three interim principal payments of $1,000,000 each to be made in September 1998, December 1998, and March 1999. This loan bears interest at the option of the Company at either (1) LIBOR plus 3% or (2) ING's fluctuating "reference rate" plus 1.25%. This loan is collateralized by substantially all of the Company's assets. At June 30, 1998, this rate was 8.6875%.

The Credit Agreement contains restrictive covenants which impose limitations on the Company with respect to, among other things: (i) the maintenance of current assets equal to at least 110% of current liabilities (excluding any current portion of the Credit Agreement); (ii) the incurrence of debt outside the ordinary course of business; (iii) dividends and similar payments; (iv) the creation of additional liens on, or the sale of, the Company's oil and gas properties and other assets; (v) the Company's ability to enter into forward, future, swap or hedging contracts; (vi) mergers or consolidations; (vii) the issuance of securities other that Common Stock and options or warrants granting the right to purchase Common Stock; (viii) the sale, transfer, lease, exchange, alienation or disposal of Company properties or assets; (ix) investments outside the ordinary course of business; (x) transactions with affiliates; (xi) general and administrative expenditures in excess of $1 million during any fiscal quarter or in excess of $3 million during each fiscal year; and (xii) the maintenance of an aggregate net present value attributable to all collateral as determined from engineering reports equal to 120% of the principal amount of the Credit Agreement on such date.

        The Company intends to amend the Credit Agreement (the "Amended Credit Agreement") to, among other things: (i) delete the coverage ration set forth in the Credit Agreement, (ii) require interest payments to be made by the Company on a monthly basis. The principal amount and the interest rate set forth in the Credit Agreement remain unchanged. In connection with the execution and delivery of the Amended Credit Agreement, ING waived certain provisions of the Credit Agreement to permit certain actions by the Company. In consideration for entering into the Amended Credit Agreement and granting certain waivers, the Company and ING further agreed that (a) the Company will pay a $250,000 amendment fee to ING on July 11, 1999, provided that such amendment fee will be waived if the amounts owed to ING under the Amended Credit Agreement have been paid in full by July 10, 1999; and (b) the Company shall issue warrants to ING, in that such warrants will permit ING to purchase 2% of the outstanding shares of Common Stock on a fully diluted basis after giving effect to future Rights Offerings.

Capital Requirements and Resources

The Company's program to increase production rates, lengthen the productive life of wells and increase total proved reserves consists primarily of sidetracks and recompletions in shut-in.

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

The Company has entered into a definitive Farmout Agreement with Tri-C Resources ("Tri-C") of Houston, Texas. Tri-C specializes in utilizing advanced technology to optimize, explore and develop new oil and gas reserves. The Farmout Agreement covers the WCBB field and is divided into three phases over a twenty-four month period. In Phase I, Tri-C commits to drill three exploratory wells and three PUD wells. If Tri-C elects to proceed to Phase II, Tri-C will drill additional three exploratory wells and three PUD wells. In Phase III, Tri-C shall drill either five exploratory wells and five PUD wells or conduct a geological and geophysical program on the property. If Tri-C elects to complete all three phases, it will earn a 50% interest in the WCBB field. The Company will earn a carried interest throughout the program.

The Company has entered into a Purchase and Sale Agreement with Plymouth Resource Group 1998, L.L.C. ("Plymouth") for the sale of the Napoleonville field. In exchange for the interest conveyed, the Company will receive $1.1 million and a 2.5% overriding royalty interest. In connection with the sale, Plymouth will establish a plugging and abandonment escrow account in accordance with and pursuant to the provisions of LSA-R.S. 30:88, et. seq. The establishment of this escrow account is intended to protect the Company from future liability associated with the plugging and abandoning of the field and associated environmental liabilities.

The Company's future success depends upon its ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. The proved reserves of the Company will generally decline as reserves are depleted, except to the extent that the Company conducts successful exploration or development activities or acquires properties containing proved reserves, or both. To increase reserves and production, the Company must commence exploratory drilling, undertake other replacement activities or utilize third parties to accomplish these activities. Consequently, the Company anticipates filing on Form S-1 with the Securities and Exchange Commission with respect to the registration of additional securities for an offering ("Rights Offering"), an aggregate of approximately 25.0 million shares of Common Stock.Proceeds to the Company from the Rights Offering will range from approximately $7.5 million, assuming that the minimum number of 18.8 million shares is purchased, to approximately $10.0 million, assuming that all the shares are purchased, in each case prior to deducting expenses of the Rights Offering. Members of a Backstop Group, including Liddell Investments, Liddell Holdings and Wexford and CD Holdings will receive rights to purchase an aggregate of approximately 12 million shares and have agreed to purchase all such shares. In addition, to the extent that all eligible shareholders, including the Backstop Group, do not purchase in the aggregate at least 18.8 million shares, the Backstop Group has agreed to purchase excess shares so that at least 18.8 million shares are sold in the Rights Offering resulting in gross proceeds to the Company of a least $7.5 million. The members of the Backstop Group will provide the Company with a $3.0 million revolving credit facility (the "Backstop Credit Facility"). Borrowings under the Backstop Credit Facility will be used to repay $2.0 million of outstanding indebtedness under the Amended Credit Agreement. The Backstop Group also holds a receivable in the amount of $1.7 million arising from services provided under the Amended Administrative Services Agreement See Note 3, Related Party Transactions. Cash proceeds from the Rights Offering will be used by the Company for capital expenditures, general corporate purposes and to repay the amounts owed the Backstop Group.


OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Tri-Deck/Perry Gas Litigation

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

        Next, with respect to the adversary proceeding, WRT sought turnover by Tri-Deck and/or Perry Gas of all unpaid production proceeds payable to WRT under the marketing agreement and the issuance of a temporary restraining order and preliminary injunction against both parties to prevent further disposition of such proceeds pending outcome of the proceedings. On May 31, 1996, the Bankruptcy Court entered a consensual temporary restraining order against both Tri-Deck and Perry Gas. On June 18, 1996, a Preliminary Injunction was entered by the Court which required Perry Gas to segregate into a separate depository account the funds due for the purchase of WRT's April and May 1996 gas production from Tri-Deck. Subsequently, upon motion by WRT the Court ordered such funds to be placed into the Bankruptcy Court's registry, as Perry Gas had made certain withdrawals from the separate depository account without authorization by the Court. Currently, funds in the amount of approximately $1,700,000 remain in the registry of the Court. Additionally, a dispute exists between WRT and Perry Gas as to additional funds owed by Perry Gas for the purchase of WRT's April and May 1996 gas production. Currently, the adversary proceeding remains pending as to the ultimate issue of ownership of proceeds. Tri-Deck has also filed an answer and counterclaim in which Tri-Deck is asserting, among other items, damages for tortoise interference of its contractual relationships with others. Recovery of the $1,700,000 receivable is dependent on the court rendering a favorable ruling on the issue. As of the date of the report, the court has not ruled on this issue. Although management believes that Tri-Deck's claim to the funds in the registry of the court is invalid, and the aforementioned counterclaim is without merit, for financial reporting purposes the receivable from Tri-Deck was fully reserved for as of June 30, 1998.

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

Title to Oil and Gas Properties

During 1996, WRT received notice from Wildwing Investments, Inc. ("Wildwing") claiming that WRT's title had failed as to approximately 43 acres in the Bayou Pigeon Field. Some or all of the acreage in dispute is considered to be productive in three separate production units. The Company's working interest in three units was reduced to approximately 7% (5% Net Revenue Interest, ("NRI")) 75% (63% NRI), and 95% (72% NRI). The financial statements as of and for the periods ending June 30, 1998 and December 31, 1997, reflect operating results and proved reserves discounted for of this possible title failure. As the title failure predates its ownership of the field, the Company is currently evaluating its recourse against the predecessors-in-title relative to this issue. On May 21, 1998, the Company entered into a settlement agreement with Wildwing, which provides that the Stakeholders, who are currently holding funds in suspense attributable to mineral mineral production from leases made the subject of the lawsuit, will be instructed by the Company and Wildwing to distribute $270,000 to Wildwing in full and final compromise of such litigation. Additional sums held by the Stakeholders are to be distributed to the lessors of the leases made the subject of the litigation an amount for payment of royalties due and owing up to the date of this filing. The balance held by the Stakeholders will thereafter be distributed to the Company.

        One June 29, 1998, a Stakeholder remitted to the Company, the balance of funds they held in suspense attributable to this lease. As of this filing date, final distribution to the lessors was not complete. On July 31, 1998, a Stakeholder distributed funds they held in suspense to the lessors and remitted the balance to the Company.

        On June 30, 1998, Production Management Corporation ("PMC") initiated litigation against the Company in the United States District Court of the Western District of Louisiana, Lafayette-Opelousas Division, alleging breach of contract and the failure of the Company to pay certain invoices related to services allegedly provided to the Company. The complaint seeks monetary damages in the amount of $388,000 plus interest, certain legal costs and 10% in attorney fees. The litigation is in its earliest stages and discovery has not yet begun. The Company is currently reviewing the claims set forth in the lawsuit to determine the appropriate response thereto.

        On July 20, 1998, Sanchez Oil & Gas Corporation ("Sanchez") initiated litigation against the Company in the Fifteenth Judicial District Court, Parish of Lafayette, State of Louisiana. In it petition, Sanchez alleges, among other things, that the Company was obligated, by virtue of the terms of a letter dated June 26, 1997, between Sanchez and the Company (the "Sanchez Letter"), to grant a sublease to Sanchez for an undivided 50% interest in two of the Company's oil, gas and mineral leases covering land located in the North Bayou Penchant area of Terebonne Parish, Louisiana. Pursuant to this lawsuit, Sanchez is seeking: (i) specific performance by the Company of the contractual obligation that Sanchez alleges to be present in the Sanchez Letter, and (ii) monetary damages. The litigation is in its earliest stages and discovery has not yet begun. In addition, the Company is currently reviewing the claims set forth in the lawsuit to determine the appropriate response thereto.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        No reports filed on Form 8-K during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GULFPORT ENERGY CORPORATION

Date:  August 14, 1998


                                               /s/Mark Liddell
                                               -------------------------
                                               Mark Liddell
                                               President


                                               /s/Ronald D. Youtsey
                                               -------------------------
                                               Ronald D. Youtsey
                                               Secretary and Treasurer