Form 10-Q
period 1998-09-30
GULFPORT ENERGY CORP
filed 1998-11-18
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  (Mark One)
     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


PART I FINANCIAL INFORMATION                                               PAGE

  Item 1   Financial Statements

      Consolidated Balance Sheet at September 30, 1998 (unaudited)
      and December 31, 1997..........................................        4

      Consolidated Statement of Operations for the Three and Nine Months
      Ended September 30, 1998 and 1997 (unaudited)..................        5

      Consolidated Statement of Cash Flow for the Three and Nine
      Months Ended September 30, 1998 and 1997 (unaudited)...........        6

      Notes to Consolidated Financial Statements.....................        7

  Item 2   Management's Discussion and Analysis of

      Financial Condition and Results of Operations..................       20


      Signatures.....................................................       29

                           GULFPORT ENERGY CORPORATION






                          PART I. Financial Information
                    Item 1. Consolidated Financial Statements
                           September 30, 1998 and 1997







               Forming a part of Form 10-Q Quarterly Report to the
                       Securities and Exchange Commission

This quarterly report on Form 10-Q should be read in conjunction with Gulfport Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

                           Gulfport Energy Corporation
                           Consolidated Balance Sheet


                                                 September 30,     December 31,
                                                    1998               1997
                                                 (unaudited)
                                                --------------    --------------
ASSETS
Current assets:
   Cash and cash equivalents                    $   1,351,000     $   1,203,000
   Cash, restricted                                         -         2,060,000
   Accounts receivable,  net of allowance for
      doubtful  accounts of $4,996,000 for
      September 30, 1998 and December 31, 1997,
      respectively                                  2,621,000         4,364,000
   Prepaid expenses and other                          65,000           192,000
                                                --------------    --------------
         Total current assets                       4,037,000         7,819,000
                                                --------------    --------------

Property and equipment:
     Oil and natural gas properties                84,495,000        84,466,000
     Other property and equipment                   2,027,000         1,577,000
     Accumulated depletion, depreciation
       and amortization                           (54,345,000)       (4,542,000)
                                                --------------    --------------
         Property and equipment, net               32,177,000        81,501,000
                                                --------------    --------------

Other assets                                        3,034,000         3,026,000
                                                --------------    --------------
Total assets                                    $  39,248,000     $  92,346,000
                                                ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities     $   5,410,000     $   6,346,000
   Notes payable to affiliates                      4,557,000                 -
   Current maturities of long-term debt            10,283,000         2,192,000
                                                --------------    --------------
         Total current liabilities                 20,250,000         8,538,000

Other long-term liabilities                           376,000           528,000
Long term debt                                              -        13,000,000
                                                --------------    --------------
     Total liabilities                             20,626,000        22,066,000
                                                --------------    --------------

Shareholders' equity:
   Common stock - $.01 par value, 50,000,000
      authorized, 22,076,315 issued and
      outstanding at September 30, 1998
      and December 31, 1997, respectively             221,000           221,000
   Paid-in-capital                                 71,772,000        71,772,000
   Accumulated deficit                            (53,371,000)       (1,713,000)
                                                --------------    --------------
         Total shareholders' equity                18,622,000        70,280,000
                                                --------------    --------------
Commitments and contingencies                               -                 -
                                                --------------    --------------
Total liabilities and shareholders' equity      $  39,248,000     $  92,346,000
                                                ==============    ==============







         - See accompanying notes to consolidated financial statements -

                           Gulfport Energy Corporation
                      Consolidated Statement of Operations
                                   (Unaudited)



                          Three months Ended               Nine months Ended
                             September 30,                   September 30,
                          1998          1997 (2)         1998          1997 (2)
                     -------------  -------------   -------------  -------------

Revenues:
  Gas sales          $    694,000   $  1,610,000    $  3,541,000   $  6,105,000
  Oil and condensate
    sales               1,610,000      3,202,000       5,485,000      8,363,000
  Other Income, net        90,000         81,000         436,000        201,000
                     -------------  -------------   -------------  -------------
      Total revenues    2,394,000      4,893,000       9,462,000     14,669,000
                     -------------  -------------   -------------  -------------

Expenses:
  Production costs      3,160,000      2,437,000       8,330,000      7,305,000
  Depreciation,
    depletion and
    amortization       29,768,000      2,720,000      49,866,000      5,844,000
  General and
    administrative
    expenses              533,000        755,000       1,855,000      3,116,000
  Provision for
    doubtful accounts           -              -               -         71,000
                     -------------  -------------   -------------  -------------
                       33,461,000      5,912,000      60,051,000     16,336,000
                     -------------  -------------   -------------  -------------
      Income (loss)
      from operations (31,067,000)    (1,019,000)    (50,589,000)    (1,667,000)
                     -------------  -------------   -------------  -------------
Interest expense          310,000        400,000       1,068,000      1,432,000
                     -------------  -------------   -------------  -------------
  Income (loss)
    before
    reorganization
    costs and income
    taxes and
    extraordinary
    item              (31,377,000)    (1,419,000)    (51,657,000)    (3,099,000)
                     -------------  -------------   -------------  -------------
Reorganization costs            -      1,044,000               -      4,771,000
                     -------------  -------------   -------------  -------------
  (Loss) before
    income taxes and
    extraordinary
    item              (31,377,000)    (2,463,000)    (51,657,000)    (7,870,000)
Income tax expense              -              -               -              -
                     -------------  -------------   -------------  -------------
    Net (loss) before
      extraordinary
      item            (31,377,000)    (2,463,000)    (51,657,000)    (7,870,000)
Extraordinary item -
  gain on debt
  discharge                     -     88,723,000               -     88,723,000
                     -------------  -------------   -------------  -------------
   Net income(loss)   (31,377,000)    86,260,000     (51,657,000)    80,853,000
Undeclared dividends
  on preferred stock            -        (87,000)              -     (1,510,000)
                     -------------  -------------   -------------  -------------
   Net income (loss)
       available to
       common
       shareholders  $(31,377,000)  $ 86,173,000    $(51,657,000)  $ 79,343,000
                     =============  =============   =============  =============

Per common share:
  Income (loss) per
   common and common
   equivalent share  $      (1.42)  $         (1)   $      (2.34)  $         (1)
                     =============  =============   =============  =============

  Average common and
   common equivalent
   shares outstanding  22,076,000             (1)     22,076,000             (1)
                     =============  =============   =============  =============


(1)       Amounts not meaningful as a result of the reorganization.

(2) The 1997 comparative income statement numbers for the three months ended September 30, 1997 include 11 days of activity prior to the Company's reorganization. Likewise, the comparative income statement numbers for the nine months ended September 30, 1997, include six months and 11 days of predecessor Company activity incurred prior to the date of reorganization.

         - See accompanying notes to consolidated financial statements -

                           Gulfport Energy Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                 Nine months Ended September 30,
                                                      1998              1997 (1)
                                               --------------     --------------
Cash flow from operating activities:
  Net income(loss)                             $ (51,657,000)     $  80,853,000
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
        Extraordinary item - gain on debt
          discharge                                        -        (88,723,000)
        Depreciation, depletion, and
          amortization                            49,866,000          5,844,000
        Provision for doubtful accounts and
          notes receivable                                 -             71,000
        Amortization of debt issuance costs          145,000            (12,000)
        Loss on sale of asset                          9,000                  -
Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable     1,743,000            (17,000)
    (Increase) decrease in prepaid expenses and
      other                                          126,000            (87,000)
    Increase in accounts payable and accrued
      liabilities                                    453,000          3,376,000
    Pre-petition liabilities subject to
      compromise                                           -           (268,000)
    Discharge of pre-petition liabilities                  -         (7,837,000)
                                               --------------     --------------
     Net cash provided by operating activities       855,000         (6,800,000)
                                               --------------     --------------
Cash flow from investing activities:
    Additions to cash held in escrow                 (60,000)           (17,000)
    Additions to other assets                       (389,000)                 -
    Additions to property and equipment           (1,524,000)        (5,449,000)
    Proceeds from sale of oil and gas
      properties                                   1,100,000             35,000
                                               --------------     --------------
     Net cash used in investing activities          (873,000)        (5,431,000)
                                               --------------     --------------
Cash flow from financing activities:
    Proceeds from rights offering                          -         13,300,000
    Principal payments on borrowings              (4,894,000)       (15,018,000)
    Proceeds from borrowings from affiliates       3,000,000         15,000,000
                                               --------------     --------------
     Net cash used in financing activities        (1,894,000)        13,282,000
                                               --------------     --------------

Net increase (decrease) in cash and cash
  equivalents                                     (1,912,000)         1,051,000
    Cash and cash equivalents - beginning of
    period                                         3,263,000          5,679,000
                                               --------------     --------------
    Cash and cash equivalents - end of period  $   1,351,000      $   6,730,000
                                               ==============     ==============

Supplemental Disclosures of Cash Flow
  Information
    Interest paid                              $     921,000      $      94,000
    Income taxes paid                                                         -
Supplemental Information of Non-Cash Investing
  And Financing Activities
    Accrued  dividends on preferred  stock
      (Undeclared on Predecessor  Company)                           (1,510,000)


(1) The 1997 comparative cash flow numbers include the activity of the predecessor Company for the six months and eleven days ended July 11, 1998.



         - See accompanying notes to consolidated financial statements -

                           Gulfport Energy Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Reorganization Proceedings

     The following summary is qualified in its entirety by the more detailed information and financial statements (including the notes thereto) appearing elsewhere in this document. Unless otherwise stated, the term "Company" means Gulfport Energy Corporation, formerly known as WRT Energy Corporation, and its subsidiaries taken as a whole, either prior to or after the Effective Date (as defined herein), as the context requires and the term "WRT", "Old WRT", or "Debtor" means WRT Energy Corporation and its subsidiaries taken as a whole prior to the Effective Date.

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

     As discussed in Note 3, on February 14, 1996, (the "Petition Date"), WRT filed a voluntary petition with the Bankruptcy court for the Western District of Louisiana (the "Bankruptcy Court") for protection under Chapter 11 of the Bankruptcy Code. On May 5, 1997, the Bankruptcy Court confirmed an Amended Plan of Reorganization (the "Plan") for WRT and on the Effective Date an order of substantial consummation regarding the Plan became final and nonappealable. On the Effective Date, the Debtor was merged with and into a newly formed Delaware corporation named "WRT Energy Corporation". Effective July 11, 1997 (the "Effective Date"), the Company implemented fresh start reporting, as defined by the Accounting Standards Division of the American Institute of Certified Public Accountants Statement of Position Number 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Effective March 30, 1998, WRT Energy Corporation underwent a name change to "Gulfport Energy Corporation".

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

Fair Value of Financial Instruments

     At September 30, 1998 and December 31, 1997, the carrying amounts of all financial instruments approximate their fair market values.

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

     As prescribed by the full cost pool method of reporting oil and gas properties, ceiling tests are performed to determine if the carrying value of oil and gas assets exceeds the sum of the discounted estimated future cash flows. As a result of a ceiling test performed at June 30, 1998, and again at September 30, 1998, the Company was required to write down the value of its oil and gas properties by $16.0 million and $28.0 million, respectively, for a total year to date write down of $44.0 million.

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

     The Company maintains cash balances at several banks. Accounts at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash balances in excess of insured limits total $1,251,000 and $3,163,000 at September 30, 1998 and December 31, 1997, respectively.

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

Stock Options and Warrant Agreements

     Effective at the date of reorganization, all previously issued stock option plans of WRT were terminated and all outstanding options were canceled. At that date a Warrant Agreement went into effect. These warrants are exercisable at $10 per share and will expire on July 11, 2002. The Plan authorized the issuance of up to 1,104,000 warrants. As of September 30, 1998 and December 31, 1997, there were 221,000 warrants issued and outstanding. See Note 6 for further details.

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

     In  conjunction  with  implementing   fresh  start  reporting,   management
determined a reorganized value of WRT's assets and liabilities in the following manner:

     To determine the value allocated to the reorganized Company's assets, the Company looked to the fair value of its equity securities. On the date of reorganization there were 22,100,000 shares outstanding to which a value of $71,993,000 or $3.26 per share was assigned. The Company believes that the 1997 Rights Offering of 3.8 million shares at $3.50 per share, in addition to approximately 2,655,000 shares issued to fully secured creditors in exchange for the conversion of their fully secured claims to equity at an exchange rate of $3.50 per share help to support the $3.26 value used in the fresh start accounting. Once the value of the Company was established, the value allocated to assets complied with the procedures outlined in APB Opinion 16.

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

     As of July 11, 1997, the effect on the Company's balance sheet of consummating the Plan and implementing the fresh start reporting was:



                       July 11, 1997  Substantial    Fresh Start    Reorganized
                         Prior to     Consummation    Reporting       Balance
                       Consummation   Adjustments    Adjustments       Sheet
                       ------------- -------------   ------------- -------------
    ASSETS
Current assets:
  Cash and cash
    equivalents        $  3,714,000  $  1,598,000    $          -  $  5,312,000
  Accounts receivable,
    net                   3,287,000             -               -     3,287,000
  Prepaid expenses and
    other                   870,000             -               -       870,000
                       ------------- -------------   ------------- -------------
  Total current assets    7,871,000     1,598,000               -     9,469,000
                       ------------- -------------   ------------- -------------

Property and equipment:
  Properties subject to
    depletion            80,120,000    15,144,000     (20,187,000)   75,077,000
  Properties not subject
    to depletion                  -             -       5,000,000     5,000,000
  Other property, plant,
    and equipment         5,300,000             -      (2,362,000)    2,938,000
                       ------------- -------------   ------------- -------------

                         85,420,000    15,144,000     (17,549,000)   83,015,000
  Less accumulated
    depreciation,
    depletion and
    amortization        (29,274,000)            -      29,274,000             -
                       ------------- -------------   ------------- -------------

                         56,146,000    15,144,000      11,725,000    83,015,000
                       ------------- -------------   ------------- -------------

Other assets              1,231,000        94,000        (285,000)    1,040,000
                       ------------- -------------   ------------- -------------

                       $ 65,248,000  $ 16,836,000    $ 11,440,000  $ 93,524,000
                       ============= =============   ============  =============


LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and
   accrued liabilities $  9,545,000  $ (3,771,000)   $          -  $  5,774,000
  Pre-petition secured
   debt                  16,915,000   (16,915,000)              -             -
                       ------------- -------------   ------------- -------------
   Total current
    liabilities          26,460,000   (20,686,000)              -     5,774,000
                       ------------- -------------   ------------- -------------

Pre-petition current
liabilities
 Subject to compromise:
  Unsecured debt        136,818,000    (7,012,000)   (129,806,000)            -
                       ------------- -------------  -------------- -------------

Long-term liabilities:
  Other non-current
  liabilities                     -       757,000               -       757,000
    Notes payable                 -    15,000,000               -    15,000,000
                       ------------- -------------  -------------- -------------

                                  -    15,757,000               -    15,757,000
                       ------------- -------------  -------------- -------------

Stockholders' equity
 (deficit):
  Common stock               95,000       104,000          22,000       221,000
  Preferred stock        27,677,000             -     (27,677,000)            -
  Additional paid in
   capital               39,570,000    31,673,000         529,000    71,772,000
  Treasury stock           (333,000)            -         333,000             -
  Retained earnings    (165,039,000)   (3,000,000)    168,039,000             -
                       ------------- -------------  -------------- -------------

                        (98,030,000)   28,777,000     141,246,000    71,993,000
                       ------------- -------------  -------------- -------------

                       $ 65,248,000  $ 16,836,000   $  11,440,000  $ 93,524,000
                       ============= =============  ============== =============


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

     The Company paid $2,492,000 in administrative claims and $2,963,000 in secured priority claims

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

     On January 20, 1998, the Company and the Litigation Trust entered into a Clarification Agreement whereby the rights to pursue various claims reserved by the Company in the Plan of Reorganization were assigned to the Litigation Trust. In connection with this agreement, the Litigation Trust agreed to reimburse the Company $100,000 for legal fees the Company had incurred in connection with these claims. As additional consideration for the contribution of this claim to the Litigation Trust, the Company is entitled to 50% to 85% of the net proceeds from these claims.


3.       RELATED PARTY TRANSACTIONS

     Subsequent to the Effective Date of the Plan of Reorganization, substantially all of the Company's former unsecured creditors became shareholders. The Company still conducts business on an arms length basis with a substantial number of these shareholders.

     DLB Oil & Gas, Inc. ("DLB") and Wexford Management LLC ("Wexford") were, along with the Company, co-proponents in the Plan of Reorganization. As of December 31, 1997, DLB and Wexford owned approximately 49% and 10.5%, respectively, of the Company's outstanding common stock. During April of 1998, DLB distributed all of its shares in the Company to its shareholders. As of September 30, 1998, Wexford owned approximately 10.5% of the Company's outstanding stock.

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

     At December 31, 1997, Gulfport owed DLB $1,557,000 for services rendered pursuant to the Administrative Services Agreement. In March 1998, in order to facilitate the acquisition of DLB by Chesapeake Energy Corp., Mike Liddell, Mark Liddell and Charles Davidson purchased the receivable from DLB for its then outstanding amount of $1,557,000. Each of Messrs. Mike and Mark Liddell and Mr. Davidson subsequently transferred his portion of the receivable to Liddell Investments, LLC, Liddell Holdings, LLC and CD Holding, LLC, respectively. The receivable accrues interest at the rate of LIBOR plus 3% per annum. To the extent Liddell Investments, LLC, Liddell Holdings, LLC and CD Holding, LLC purchase Shares and Excess Shares, in the proposed Rights Offering, they will do so through the forgiveness of an equal amount owed to them by the Company under the Stockholder Credit Facility and the Administrative Services Agreement. To the extent all such amounts are not forgiven through the purchase of Shares and Excess Shares in the proposed Rights Offering, the Company will pay the outstanding amount in cash with a portion of the proceeds from the Rights Offering to the extent such funds are available. If such funds are not sufficient, any outstanding amounts will be repaid from other funds as they become available. (See Rights Offering.)

     During the three and nine months ended September 30, 1998, the Company sold $877,000 in oil to a DLB subsidiary. During the period July 11, 1997 through December 31, 1997, the Company sold $4,335,000 in oil to a DLB subsidiary. These sales occurred at prices which the Company could be expected to obtain from an unrelated third party.

     On August 18, 1998, the Company entered into a $3.0 million revolving credit facility (the "Stockholder Credit Facility") with the certain stockholders of the Company (the "Affiliated Stockholders"). Borrowings under the Stockholder Credit Facility are due on August 17, 1999 and bear interest at LIBOR plus 3% (8.41% at November 12, 1998). Pursuant to the Stockholder Credit Facility, the Affiliated Stockholders have the right to convert any borrowings made under such facility into shares of Common Stock at a conversion price of $0.20 per share only if the Rights Offering (as defined herein) is not completed. As of November 12, 1998, $3.0 million was outstanding under the Stockholder Credit Facility. The Company repaid $2.0 million of principal under the Amended Credit Facility with borrowings under the Stockholder Credit Facility. The remaining $1.0 million was used for working capital and general corporate purposes. Each Affiliated Eligible Stockholders will pay the Subscription Price for Shares and Excess Shares if any, purchased in the Rights Offering through the forgiveness of an equal owed to such Affiliated Eligible Stockholder under the Stockholder Credit Facility and the Administrative Service Agreement receivable. Any amounts that remain outstanding after such application will be repaid by the Company with a portion of the cash proceeds from the Rights Offering to the extent such funds are available. If such funds are not sufficient, any outstanding amounts will be repaid from other funds as they become available. (See Rights Offering.)


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

     During 1997, WRT incurred $7,771,000 in reorganization costs, consisting of $3,000,000 contributed to the Litigation Trust (See Note 9 for further details), $1,515,000 in reimbursements to DLB for restructuring costs it incurred on WRT's behalf, professional fees totaling $2,213,000, and an accrual of $1,044,000 for estimated future costs to be incurred in connection with the reorganization. As of September 30, 1998, the balance of an accrual for estimated future costs to be incurred in connection with the reorganization was $423,000.

5.   LONG-TERM LIABILITIES

         As of September 30, 1998 and December 31, 1997, long term liabilities include the following:

                                            1998                        1997
                                      ---------------            ---------------
Debt:
   Credit facility                    $   10,087,000             $   15,000,000
   Priority tax claims                       376,000                    527,000
   Building loan                             196,000                    193,000
                                      ---------------            ---------------
                                          10,659,000                 15,720,000
   Less current portion                    2,950,000                  2,192,000
                                      ===============            ===============
                                      $    7,709,000             $   13,528,000
                                      ===============            ===============

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

     On the Effective Date, the Company entered into a new $15,000,000 Credit Agreement (the "Credit Agreement") with ING (U.S.) Capital Corporation (successor to INCC) ("ING") that was secured by substantially all of the Company's assets. Initial loan fees of $188,000 were paid on or prior to the Effective Date, an additional loan fee of $100,000 was made on December 31, 1997 and a final loan fee of $100,000 is due on or before December 31, 1998. The loan matures on July 11, 1999, with interest to be paid quarterly and with three interim principal payments of $1,000,000 each to be made in September 1998, December 1998, and March 1999. The Company paid its September 1998 payment of $1,000,000 and prepaid its December 1998 payment of $1,000,000. This loan bears interest at the option of the Company at either (1) LIBOR plus 3% or (2) ING's fluctuating "reference rate" plus 1.25%. This loan is collateralized by substantially all of the Company's assets. At November 12, 1998, this rate was 8.41%.

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

     On August 18, 1998, the Company amended the Credit Agreement (as so amended, the "Amended Credit Agreement") to, among other things: (i) delete the coverage ratio set forth in the Credit Agreement; and (ii) require interest payments to be made by the Company on a monthly basis. The interest rate set forth in the Credit Agreement was unchanged in the Amended Credit Agreement. In connection with the execution and delivery of the Amended Credit Agreement, ING waived certain provisions of the Credit Agreement to permit (i) the Rights Offering and the use of proceeds as specified therein, (ii) the Company to enter certain contractual agreements. and (iii) the Company to undertake certain other actions. In consideration for ING entering into the Amended Credit Agreement and granting the waivers, the Company (a) prepaid $2.0 million of principal otherwise due in September and December 1998 with borrowings made under the Stockholder Credit Facility, (b) agreed to pay a $250,000 amendment fee to ING on July 11, 1999, provided that such amendment fee will be waived if the amounts owed to ING under the Amended Credit Agreement have been paid in full by July 10, 1999; and (c) issued warrants to ING, which warrants will permit ING to purchase 2% of the outstanding shares of Common Stock on a fully diluted basis after giving effect to the Rights Offering. The exercise price for the warrants will equal the average of the closing sale prices for the Common Stock for the 30 trading days following consummation of the Rights Offering. If, however, the Rights Offering is not consummated within 30 days from October 30, 1998, then the exercise price shall be $0.25. The warrants expire five years after the date the exercise price is established. Pursuant to the Amended Credit Agreement, an Event of Default (as defined therein) shall be deemed to have occurred if the Rights Offering is not completed by November 30, 1998. The Rights Offering is scheduled to close November 20, 1998.

     At December 31, 1997, the Company held $2,060,000 in a restricted cash account. These funds represent the proceeds from the sale of its field equipment. As of September 30, 1998, the Company had applied $1,778,000 of these funds to the outstanding principal balance of the Credit Agreement and the balance has been released from restriction and used by the Company.

Priority Tax Claims

     In accordance with the Plan of Reorganization, priority taxes totaling $1,168,000 are to be paid in four annual installments without interest. The first annual installment of $292,000 was made on July 11, 1997 and the second annual installment of $291,000 was made on July 11, 1998. On August 14, 1998 an additional $150,000 of these priority taxes was paid to secure the release of certain liens.

Building Loan

     During early 1996, WRT entered into a loan agreement with M C Bank and Trust Company to finance the acquisition of land and a building located in Lafayette, Louisiana. The original loan balance was $215,000 and called for monthly principal and interest payments totaling $3,000 per month through 2005 with the unpaid balance due at that time. The loan bears interest at 9.5% per annum and is collateralized by the land and building. During June 1998, the Company borrowed against the building loan approximately $35,000 to finance improvements to the Lafayette, LA office building.


6.   COMMON STOCK OPTIONS AND WARRANTS

     All outstanding stock options and warrants issued prior to July 11, 1997 were cancelled in connection with the Plan of Reorganization.

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

     According to the Amended Credit Agreement, the Company issued warrants to ING, which warrants will permit ING to purchase 2% of the outstanding shares of Common Stock on a fully diluted basis after giving effect to the Rights Offering. The exercise price for the warrants will equal the average of the closing sale prices for the Common Stock for the 30 trading days following consummation of the Rights Offering. If, however, the Rights Offering is not consummated within 30 days from October 30, 1998, then the exercise price shall be $0.25. The warrants expire five years after the date the exercise price is established. Pursuant to the Amended Credit Agreement, an Event of Default (as defined therein) shall be deemed to have occurred if the Rights Offering is not completed by November 30, 1998.

7.   EARNINGS (LOSS) PER SHARE

     Earnings per share for all periods were computed based on common stock equivalents outstanding on that date during the applicable periods.


8.       COMMITMENTS AND CONTINGENCIES

Lac Blanc Escrow Account

     In connection with its purchase of a 91% working interest in the Lac Blanc Field, the Company deposited $170,000 in a segregated trust account and agreed to make additional deposits of $20,000 per month until the accumulated balance of the trust account reaches $1,700,000. These funds are held in a segregated account for the benefit of the State of Louisiana to insure that the wells in the Lac Blanc Field are properly plugged upon cessation of production. In return for this financial commitment, the State of Louisiana has granted the sellers an unconditional release from their contingent liability to the state to plug and abandon the wells. When all existing wells in the Lac Blanc Field have been properly plugged and abandoned, the funds in the trust account, should any remain, will revert to the Company. Due to the filing of the Reorganization Case in February 1996, the Company ceased making contributions to the segregated account. Under the Plan, commencing July 1997, the Company was obligated to fund the unfunded portion of the trust account and maintain future funding requirements. To date, the Company has not made any additional contributions to such trust account. At September 30, 1998, the balance in this trust account was $871,000.

Plugging Funds

     In December 1994, the Company entered into a definitive agreement with LLOG Exploration Company ("LLOG") for the purchase of LLOG's working interest in the Bayou Penchant Field (the "Initial LLOG Property"). This sale was completed in January 1995. In March 1995, the Company completed its acquisition of additional oil and gas properties owned by LLOG in four South Louisiana fields (the "Remaining LLOG Properties"). In connection with these purchases, the Company agreed to establish plugging and abandonment escrow funds as allowed by the Orphaned Well Act. In connection with the Reorganization Case, LLOG filed a claim asserting that Old WRT was required, notwithstanding the bankruptcy case, to fulfill its contractual commitment to establish plugging and abandonment funds (the "Asserted LLOG P&A Trusts"), and that LLOG had a vendor's lien on the Initial LLOG Property and Remaining LLOG Properties securing Old WRT's performance of the contractual commitment. Old WRT's disputed LLOG's claim and its asserted vendor's lien, and filed an objection seeking a disallowance of LLOG's claim and a determination that any claim asserted by LLOG with respect to the Asserted LLOG P&A Trusts was unsecured. On July 8, 1997, the Bankruptcy Court ruled that LLOG's claim with respect to the Asserted LLOG P&A Trusts was secured by a valid vendor's lien on the Initial LLOG Property and Remaining LLOG Properties, but did not determine the amount of such claim. Old WRT filed a motion requesting that the Bankruptcy Court reconsider its ruling. On January 15, 1998, the Bankruptcy Court denied Gulfport's motion to reconsider its ruling. Therefore, if Gulfport does not appeal this ruling, the Company will satisfyLLOG's secured claim. The amount and terms of payment have not been established. In September 1998, LLOG filed a temporary restraining order to prohibit any sale of the LLOG Properties (which are the subject of the Castex
Sale) pending a preliminary injunction hearing. LLOG is claiming that it has a continuing security interest in certain real property and equipment to secure the claim for plugging and abandonment obligations. The Company is currently negotiating with LLOG to settle the matter.

     In connection with the acquisition of the remaining 50% interest in certain WCBB properties, Gulfport assumed the obligation to contribute approximately $18,000 per month through March of 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. TEPI retained a security interest in production from these properties and the plugging and abandonment trust until such time as the Company's plugging and abandonment obligations to TEPI have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. The Company is current in these plugging and abandonment obligations. Texaco Global Settlement

     Pursuant to the terms of the Global Settlement Agreement, dated February 22, 1994, between Texaco, Inc. ("Texaco") and the State of Louisiana (the "Global Settlement Agreement"), which agreement includes the State Lease No. 50 portion of the Company's East Hackberry field, the Company was obligated to commence a well or other qualifying development operation on certain non-producing acreage in the field prior to March 1998. On January 8, 1998, the Company applied for and was granted a permit to conduct seismic operations on the East Hackberry field as well as other Company properties. Because the Company had financial constraints during this time period, the Company believes it was commercially impracticable to shoot seismic and commence drilling operations on such property. As a result, the Company surrendered approximately 440 non-producing acres in this field.

     On May 13, 1998, under the terms of the Global Settlement Agreement, the Louisiana State Mineral Board re-classified approximately 1,500 acres of State Lease 340 (West Cote Blanche Bay field) as non-producing acreage. To extend the term of the acreage, the Company has proposed the drilling of the Gulfport Energy Corporation S.L. 340 Well No. 847. In light of this fact, the Company has agreed to drill with a 1,900 foot test well bottom hole objective at some time prior to December 31, 1998 under the recently re-classified acreage. The drilling of such well will allow the Company an additional six months to submit a plan to the Louisiana State Mineral Board for additional development of non-producing acreage. The cost of this well is estimated to be approximately $250,000.

  Reimbursement of Employee Expenses & Contributions to 401(k) Plan

     The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 15% of salary income on a pre-tax basis, subject to certain Internal Revenue Service ("IRS") limits. The Company currently matches up to 6% of each employee's contributions with 25% cash contributions. During the period commencing July 11, 1997 and ending on December 31, 1997, the period commencing January 1, 1997 and ending on July 10, 1997, and the years ended December 31, 1996 and 1995, the Company funded $13,000, $23,000, $32,000, and
$22,000, respectively, in matching contributions expense associated with this plan.

  Tri-Deck/Perry Gas Litigation

     During 1995, the Company entered into a marketing agreement with Tri-Deck Oil and Gas Company ("Tri-Deck") pursuant to which Tri-Deck would market all of the Company's oil and gas production. Subsequent to the agreement, Tri-Deck's principal, and the Company's Director of Marketing, James Florence, assigned to Plains Marketing and Transportation ("Plains Marketing") Tri-Deck's right to market the Company's oil production and assigned to Perry Oil & Gas ("Perry Gas") its right to market the Company's gas production. During early 1996, Tri-Deck failed to make payments to the Company attributable to several months of its gas production.

     On January 20, 1998, the Company and the Litigation Entity (as defined herein) entered into a Clarification Agreement whereby the rights to pursue Old WRT's claims against Tri-Deck were assigned to the Litigation Entity. In connection with this agreement, the Litigation Entity agreed to reimburse the Company $100,000 for legal fees the Company had incurred in connection with these claims. As additional consideration for the contribution of this claim to the Litigation Entity, the Company is entitled to 85% of the recovery of all monies held in the court registry and 50% of the recovery from all other Tri-Deck litigation pursued by the Litigation Entity.

Title to Oil and Gas Properties

     On July 20, 1998, Sanchez Oil & Gas Corporation ("Sanchez") initiated litigation against the Company in the Fifteenth Judicial District Court, Parish of Lafayette, State of Louisiana. In its petition, Sanchez alleges, among other things, that the Company was obligated, by virtue of the terms of a letter dated June 26, 1997, between Sanchez and the Company (the "Sanchez Letter"), to grant a sublease to Sanchez for an undivided 50% interest in two of the Company's oil, gas and mineral leases covering lands located in the North Bayou Penchant area of Terrebonne Parish, Louisiana. Pursuant to this lawsuit, Sanchez is seeking specific performance by the Company of the contractual obligation that Sanchez alleges to be present in the Sanchez Letter and monetary damages. The litigation is in its earliest stages and discovery has not yet begun. In addition, the Company is currently reviewing the claims set forth in the lawsuit to determine the appropriate response thereto.

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the data code field. These data code fields will need to accept four digit entries to distinguish the 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

     The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 compliance. To date, the Company has not incurred significant costs related to Year 2000 compliance and does not expect that the cost to modify and replace its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The costs of these projects and the date on which the Company plans to complete modifications and replacements are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

     The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. The Company intends to initiate communications with significant suppliers and customers to evaluate the risk of their failure to be Year 2000 compliant and the extent to which the Company may be vulnerable to such failure. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company has and will continue to make certain investments in software systems and applications to ensure it is year 2000 complaint. The financial impact to the Company to ensure year 2000 compliance has not been and is not anticipated to be material to its financial position or results of operations.

Other litigation

     Company has been named as a defendant in various other litigation matters. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations for the periods presented in the financial statements.

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

     Pursuant to the Plan of Reorganization, all of WRT's possible causes of action against third parties (with the exception of certain litigation related to recovery of marine and rig equipment assets and claims against Tri-Deck), existing as of the effective date of the Plan, were transferred into a "Litigation Entity" controlled by an independent party for the benefit of most of WRT's existing unsecured creditors. The litigation related to recovery of marine and rig equipment and the Tri-Deck claims were subsequently transferred to the Litigation Entity as described below.

     The Litigation Trust was funded by a $3,000,000 cash payment from the Company, which was made on the Effective Date. The Company owns a 12% interest in the Litigation Entity with the other 88% being owned by the former general unsecured creditors of WRT. For financial statement reporting purposes, the Company has not recognized the potential value of recoveries which may ultimately be obtained, if any, as a result of the actions of the Litigation Entity, treating the entire $3,000,000 payment as a reorganization cost incurred during the period commencing January 1, 1997 and ending on July 10, 1997.

     On January 20, 1998, the Company and the Litigation Entity entered into a Clarification Agreement whereby the rights to pursue various claims reserved by the Company in the Plan of Reorganization were assigned to the Litigation Trust. In connection with this agreement, the Litigation Trust agreed to reimburse the Company $100,000 for legal fees the Company had incurred in connection with these claims. As additional consideration for the contribution of this claim to the Litigation Trust, the Company is entitled to 50% to 85% of the net proceeds from these claims.

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

     The following discussion is intended to assist in an understanding of the Company's unaudited results of operations for the three month and the nine month periods ended September 30, 1998 and 1997. The unaudited consolidated financial statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 1997 annual report on Form 10-K.

FINANCIAL DATA
(Unaudited)

                              Three Months Ended           Nine Months Ended
                                 September 30,               September 30,
                             1998         1997 (4)       1998          1997 (4)
                        ------------- -------------  ------------- -------------
Revenues:
  Gas sales             $    694,000  $  1,610,000   $  3,541,000  $  6,105,000
  Oil and condensate
    sales                  1,610,000     3,202,000      5,485,000     8,363,000
  Other income, net           90,000        81,000        436,000       201,000
                        ------------- -------------  ------------- -------------
                           2,394,000     4,893,000       9,462,00    14,669,000
                        ------------- -------------  ------------- -------------

Expenses:
  Production costs (1)     3,160,000     2,437,000      8,330,000     7,305,000
  General &
    administrative           533,000       755,000      1,855,000     3,116,000
  Provision for doubtful
    accounts                       -             -              -        71,000
                        ------------- -------------  ------------- -------------
                           3,693,000     3,192,000     10,185,000    10,492,000
                        ------------- -------------  ------------- -------------
EBITDA (2)                (1,299,000)    1,701,000       (723,000)    4,177,000
                        ------------- -------------  ------------- -------------
Depreciation, depletion
  & amortization          29,768,000     2,720,000     49,866,000     5,844,000
                        ------------- -------------  ------------- -------------
(Loss) before interest,
  reorganization costs
  and Taxes and
  extraordinary item     (31,067,000)   (1,019,000)   (50,589,000)   (1,667,000)
Interest expense             310,000       400,000      1,068,000     1,432,000
Reorganization costs               -     1,044,000              -     4,771,000
                        ------------- -------------  ------------- -------------
(Loss) before income
  taxes and extraordinary
   item                  (31,377,000)   (2,463,000)   (51,657,000)   (7,870,000)
Income taxes                       -             -              -             -
                        ------------- -------------  ------------- -------------
Net (loss) before
  extraordinary item     (31,377,000)   (2,463,000)   (51,657,000)   (7,870,000)
Extraordinary item -
  gain on debt discharge           -    88,723,000              -    88,723,000
                        ------------- -------------  ------------- -------------
Net income (loss)        (31,377,000)   86,260,000    (51,657,000)   80,853,000
Dividends on preferred
  stock (undeclared)               -       (87,000)             -    (1,510,000)
                        ------------- -------------  ------------- -------------
Net income (loss)
  available to common
  shareholders          $(31,377,000) $ 86,173,000   $(51,657,000) $ 79,343,000
                        ============= =============  ============= =============

Per share data:
Net loss                $      (1.42) $         (3)  $      (2.34) $         (3)
                        ============= =============  ============= =============
Weighted average common
 and common equivalent
 shares                   22,076,000            (3)    22,076,000            (3)
                        ============= =============  ============= =============




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

(4) The 1997 comparative numbers include activity of the predecessor Company prior to July 11, 1997, the date of reorganization.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1998 and 1997

     During the three months ended September 30, 1998, the Company reported a net loss of $31.4 million as compared to net income before undeclared dividends on preferred stock of $86.3 million for the corresponding period in 1997. This change is primarily due to the following factors:

     Oil and Gas Revenues. During the three months ended September 30, 1998, the Company reported oil and gas revenues of $2.3 million, a 53% decrease from $4.9 million for the comparable period in 1997. This decrease was primarily attributable to a significant reduction in the average oil and natural gas prices received during 1998 in combination with a 40% reduction in oil production and a 21% reduction in gas production from the same period in 1997. The decline in oil and gas production was due in part to the Company's failure to perform rework and development activities due to the lack of adequate working capital. The following table summarizes the Company's oil and gas production and related pricing for the three months ended September 30, 1998 and 1997:

                                              Three Months Ended
                                                 September 30,
                                              1998           1997
                                              ----           ----
     Oil production volumes (Mbbls)            102           168
     Gas production volumes (Mmcf)             535           676
     Average oil price (per Bbl)            $15.78        $19.06
     Average gas price (per Mcf)             $1.48         $2.38

     Other Income. Other income remained relatively consistent during the three months ended September 30, 1997 and 1998.

     Production Costs. Production costs, including lease operating costs and gross production taxes, increased $0.8 million, or 33%, from $2.4 million for the three months ended September 30, 1997 to $3.2 million for the comparable period in 1998. This increase is due primarily to the resolution of billing overhead charges to third parties.

     General and Administrative Expenses. General and administrative expenses decreased $0.3 million, or 38%, from $0.8 million for the three months ended September 30, 1997 to $0.5 million for the comparable period in 1998. This decrease was due primarily to the Company's change in business strategy to reduce personnel and overall general and administrative costs.

     Provision for Doubtful Accounts. Provision for doubtful accounts remained consistent when comparing the three months ended September 30, 1997 with the comparable period in 1998.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $27.1 million, or 1004%, from $2.7 million for the three months ended September 30, 1997 to $29.8 million for the comparable period in 1998. This increase was due primarily to a $28.0 million write down as described below which was partially offset by a 40% decline in oil production and a 21% decline in gas production in 1998 as compared with the same period for 1997. As a result of fresh start accounting prescribed for companies emerging from bankruptcy, a new cost basis in assets is recognized based upon the fair market value of the assets. In addition, the Company converted from the successful efforts method to the full cost pool method for reporting oil and gas properties on the Effective Date. As prescribed by the full cost pool method of reporting oil and gas properties, ceiling tests are performed to determine if the carrying value of oil and gas assets exceeds the sum of the discounted estimated future cash flows. As a result of a ceiling test performed at September 30, 1998, the Company was required to write-down the value of its oil and gas properties by $28.0 million.

     Interest Expense. Interest expense remained relatively consistent during the three months ended September 30, 1997 and 1998.

     Reorganization Costs. Reorganization costs decreased $1.0 million, or 100% from $1.0 million for the three months ended September 30, 1997 to $0.0 million for the comparable period in 1998. On the Effective Date, the Company recorded a $1.0 million accrual for estimated future costs to be incurred in connection with the reorganization. As a result, any reorganization costs incurred since that time will have no effect on the income statement of the Company.

     Extraordinary Item. During the three months ended September 30, 1997, the Company recognized a gain of $88.7 million associated with the discharge of debt as called for in the plan or reorganization. This gain was recognized as an extraordinary item for financial reporting purposes.

Comparison of the Nine Months Ended September 30, 1998 and 1997

     During the nine months ended September 30, 1998, the Company reported a net loss of $51.7 million, as compared with net income before undeclared dividends on preferred stock of $80.9 million for the corresponding period in 1997. This decrease is primarily due to the following factors:

     Oil and Gas Revenues. During the nine months ended September 30, 1998, the Company reported oil and gas revenues of $9.0 million, a 38% decrease from $14.5 million for the comparable period in 1997. This decrease was primarily attributable to a 36% reduction in gas production, a 9% reduction in oil production, and the decline in the average price received for oil and natural gas during 1998. The decline in oil and gas production was due in part to the Company's failure to perform rework and development activities due to the lack of adequate working capital. The following table summarizes the Company's oil and gas production and related pricing for the nine months ended September 30, 1998 and 1997:

                                                   Nine Months Ended
                                                     September 30,
                                                   1998           1997
                                                   ----           ----
     Oil production volumes (Mbbls)                 377            414
     Gas production volumes (Mmcf)                1,532          2,388
     Average oil price (per Bbl)                 $14.55         $20.20
     Average gas price (per Mcf)                  $2.31          $2.56


     Other Income. Other income increased $0.2 million, or 100% from $0.2 million for the nine months ended September 30, 1997 to $0.4 million for the comparable period in 1998. This increase was due primarily to interest income.

     Production Costs. Production costs, including lease operating costs and gross production taxes, increased $1.0 million, or 14%, from $7.3 million for the nine months ended September 30, 1997 to $8.3 million for the comparable period in 1998. The increase is due primarily to the resolution of billing overhead charges to third parties. Although there is an increase for comparison purposes, there is a decrease in operating costs primarily as the result of a reduction of field related services performed by third party contractors. This reduction is offset somewhat by an increase to operating costs in the WCBB field as a result of the Company's acquisition, on the Effective Date, of an additional 50% working interest in depths above the Rob "C" marker.

     General and Administrative Expenses. General and administrative expenses decreased $1.2 million, or 39%, from $3.1 million for the nine months ended
September 30, 1997 to $1.9 million for the comparable period in 1998. This decrease was due primarily to the Company's change in business strategy to reduce personnel and overall general and administrative costs.

     Provision for Doubtful Accounts. Provision for doubtful accounts remained consistent when comparing the nine months ended September 30, 1998 with the comparable period in 1997.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $44.1 million, or 760% from $5.8 million for the nine months ended September 30, 1997 to $49.9 million for the comparable period in 1998. As a result of fresh start accounting prescribed for companies emerging from bankruptcy, a new cost basis in assets is recognized based upon the fair market value of the assets. In addition, the Company converted from the successful efforts method to the full cost pool method for reporting oil and gas properties on the Effective Date. As prescribed by the full cost pool method of reporting oil and gas properties, ceiling tests are performed to determine if the carrying value of oil and gas assets exceeds the sum of the discounted estimated future cash flows. As a result of a ceiling test performed at June 30, 1998, and again at September 30, 1998, the Company was required to write-down the value of its oil and gas properties by $16.0 million and $28.0 million respectively, for a total year to date write down of $44.0 million. Due to the restating of property values to comply with fresh start accounting and the conversion from the successful efforts method to the full cost pool method of reporting oil and gas properties, comparisons of the 1998 and 1997 periods are not meaningful.

     Interest Expense. Interest expense decreased $0.3 million, or 21%, from $1.4 million for the nine months ended September 30, 1997 to $1.1 million for the comparable period in 1998. This decrease was due to: (a) a reduction in outstanding debt and (b) a .8125% reduction in the Credit Agreement interest rate.

     Reorganization Costs. Reorganization costs decrease $4.8 million, 100% from $4.8 million for the nine months ended September 30, 1997 to $0.0 million for the comparable period in 1998. On the Effective Date, the Company recorded a $1.0 million accrual for estimated future costs to be incurred in connection with the reorganization. As a result, any reorganization costs incurred since that time will have no effect on the income statement of the Company.

     Liquidity and Capital Resources

     Net cash flow provided by operating activities for the nine months ended September 30, 1998 was $0.9, as compared to net cash used in operations of $6.8 million for the comparable period in 1997. This increase is due primarily to the treatment of $7.8million of discharged debt in 1997 as a use of operating funds combined with a $1.7 million reduction in accounts receivable in 1998 which was offset in part by lower oil and gas prices in 1998.

     Net cash flow used by operating activities for the year ended December 31, 1997 was $1,446,000 as compared to net cash flow used by operating activities of $20,610,000 for the year ended December 31, 1996. The reduction in the cash flow was due primarily to an increase in payables in 1996 of approximately $16,920,000. The increase in payables in 1996 was due to the stay provided by the Bankruptcy Court from the payment of any pre-petition payables and interest on the Company's then existing credit facility.


     Also on the Effective Date, the Company entered into a $15,000,000 credit agreement (the "Credit Agreement") with ING (U.S.) Capital Corporation ("ING") that was secured by substantially all of the Company's assets. The terms of the Credit Agreement required the payoff of a portion of the $18,081,590 in principal and interest outstanding under the Prior Credit Facility with INCC, a predecessor to ING, with proceeds under the Credit Agreement. As of September 30, 1998, the outstanding principal balance under the Credit Agreement was approximately $10,087,000. Pursuant to the terms of the Credit Agreement, the Company may elect to be charged at the bank's fluctuating reference rate plus 1.25% or the rate plus 3.0% at which Eurodollar deposits for one, two, three or six months are offered to the bank in the Interbank Eurodollar. The interest rate was 8.41% at November 12, 19988. The Credit Agreement provided for principal payments of $1,000,000 each in September 1998, December 1998, and March 1999, with the remaining principal balance due at maturity on July 10, 1999. The Company had paid its September 1998 payment of $1,000,000 and prepaid its December 1998 payment of $1,000,000.

     The Credit Agreement contains restrictive covenants which impose limitations on the Company with respect to, among other things: (i) the maintenance of current assets equal to at least 110% of current liabilities (excluding any current portion of the Credit Agreement); (ii) the incurrence of debt outside the ordinary course of business; (iii) dividends and similar payments; (iv) the creation of additional liens on, or the sale of, the Company's oil and gas properties and other assets; (v) the Company's ability to enter into forward, future, swap or hedging contracts; (vi) mergers or consolidations; (vii) the issuance of securities other than Common Stock and options or warrants granting the right to purchase Common Stock; (viii) the sale, transfer, lease, exchange, alienation or disposal of Company properties or assets; (ix) investments outside the ordinary course of business; (x) transactions with affiliates; (xi) general and administrative expenditures in excess of $1 million during any fiscal quarter or in excess of $3 million during each fiscal year; and (xii) the maintenance of a 1.2 to 1 coverage ratio.

     On August 18, 1998, the Company amended the Credit Agreement (as so amended, the "Amended Credit Agreement") to, among other things: (i) delete the coverage ratio set forth in the Credit Agreement; and (ii) require interest payments to be made by the Company on a monthly basis. The interest rate set forth in the Credit Agreement was unchanged in the Amended Credit Agreement. In connection with the execution and delivery of the Amended Credit Agreement, ING waived certain provisions of the Credit Agreement to permit (i) the Rights Offering and the use of proceeds as specified herein, (ii) the Company to enter into the Plymouth Farmout and the Tri-C Farmout as discussed below under "Recent Developments and Plans" and (iii) the Company to undertake certain other actions. In consideration for ING entering into the Amended Credit Agreement and granting the waivers, the Company (a) prepaid $2.0 million of principal otherwise due in September and December 1998 with borrowings made under the Stockholder Credit Facility, (b) agreed to pay a $250,000 amendment fee to ING on July 11, 1999, provided that such amendment fee will be waived if the amounts owed to ING under the Amended Credit Agreement have been paid in full by July 10, 1999; and (c) issued warrants to ING, which warrants will permit ING to purchase 2% of the outstanding shares of Common Stock on a fully diluted basis after giving effect to the Rights Offering. The exercise price for the warrants will equal the average of the closing sale prices for the Common Stock for the 30 trading days following consummation of the Rights Offering. If, however, the Rights Offering is not consummated by November 30,1998, then the exercise price shall be $0.25. The proposed closing of the Rights Offering is November
20, 1998.The warrants expire five years after the date the exercise price is established. Pursuant to the Amended Credit Agreement, an Event of Default (as defined therein) shall be deemed to have occurred if the Rights Offering is not completed by such date.

     On August 18, 1998, the Company entered into the Stockholder Credit Facility, a $3.0 million revolving credit facility with the Affiliated Eligible Stockholders. Borrowings under the Stockholder Credit Facility are due on August 17, 1999 and bear interest at LIBOR plus 3% (8.41% at November 12, 1998). Pursuant to the Stockholder Credit Facility, the Affiliated Eligible Stockholders have the right to convert any borrowings made under such facility into shares of Common Stock at a conversion price of $0.20 per share only if the Rights Offering is not completed. As of November 12, 1998, $3.0 million was outstanding under the Stockholder Credit Facility.

     During 1997, the Company invested $21,931,000 in property acquisition and development, as compared to $4,282,000 during 1996. Included in such 1997 property additions was the acquisition of the 50% interest in certain WCBB properties not owned by the Company in exchange for 5,616,000 shares of Common Stock, 616,000 shares of which were issued for additional capital expenditures on these properties paid by DLB. See "Business -- Events Leading to the Reorganization Case." This 50% interest in such WCBB properties was valued at $15,144,000 for financial reporting purposes. During 1997, the Company received approximately $2,100,000 from the sale of substantially all of its well servicing equipment.

     Net cash provided in financing activities for 1997 was $5,137,000 as compared to $29,611,000 during 1996. The 1996 cash flows from financing activities occurred as a result of the deferral of pre-petition claims in connection with the Company's bankruptcy filing in February 1996.

     On the Effective Date, the Company commenced a program to increase production rates, lengthen the productive life of wells and increase total proved reserves primarily through sidetracks out of and recompletions of shut-in wells. During the period extending from the Effective Date through December 31, 1997, the Company spent approximately $4.4 million for these purposes. However, these expenditures did not generate the anticipated cash flow on the projected schedule. At the same time, the Company's revenues were adversely affected by declining oil and gas prices. As a result, cash flow from operations has not been sufficient to meet the Company's capital requirements.

     In an effort to reduce the Company's capital requirements while at the same time developing its properties as quickly as possible, the Company is implementing its business strategy of utilizing farmout arrangements, in which investors pay the development costs in exchange for a working interest in the project, and selling nonstrategic properties. See "-- Recent Developments and Plans" below for a discussion of recent farmouts and sales of properties. The Company also intends to continue to undertake internally financed, low risk projects to the extent permitted by its financial position.

     On October 30, 1998, the Company's registration statement relating to a stock rights offering of up to 200 million shares at an offering price of $.05 per share (the "Rights Offering") was declared effective by the Securities and Exchange Commission. There is no minimum number of shares that must be subscribed for in the Rights Offering for it to be completed. Accordingly, proceeds to the Company from the Rights Offering will range from zero, assuming that no shares are purchased, to approximately $10.0 million, assuming that all of the shares are purchased, in each case prior to deducting expenses of the Rights Offering which are currently estimated to be $150,000. The net proceeds, if any, from the Rights Offering will be used by the Company's immediate and near term capital requirements, and may include payments on obligations owed by the Company to Affiliated Stockholders arising from the Stockholder Credit Facility and Service Agreement. As of November 12, 1998, the Company owed (i) the Affiliated Stockholders an aggregate of $3.0 million as lenders under the Stockholder Credit Facility and (ii) Liddell Investments, LLC, Liddell Holdings, LLC and CD Holding, LLC approximately $1.6 million as the holders of a receivable arising from services provided to the Company under the Service Agreement. Borrowings under the Stockholder Credit Facility, of which $2 million was used to repay outstanding indebtedness under the Amended Credit Agreement and the balance was used for working capital and general corporate purposes, bear interest at LIBOR plus 3% (8.41% at November 12, 1998)) and are due on August 17, 1999. The subscription price for the shares, if any, purchased by Affiliated Stockholders will be paid through the forgiveness of an equal amount owed to them by the Company and any outstanding amounts will be repaid to such stockholders in cash out of proceeds of the Rights Offering or other available funds. At a subscription price of $.05 per share, the Affiliated Stockholders could purchase approximately 96 million share in the Rights Offering through the forgiveness of all such amounts.

     The ability of the Company to satisfy its capital requirements and implement its business strategy is dependent upon the success of the Rights Offering. The Rights are non-transferable and the Company is not a party to any standby commitment or other agreement pursuant to which Eligible Stockholders have agreed to exercise any minimum number of Rights. The Company believes that it will need to raise at least $7.5 million from the Rights Offering, including any amounts forgiven by the Affiliated Stockholders as payment of their subscription price, to pay outstanding obligations consisting primarily of overdue trade payables and to meet the Company's immediate and near-term capital requirements. At that level, assuming that the full $4.6 million owed to the Affiliated Stockholders is forgiven as payment for the subscription price for Shares, the Company would receive gross cash proceeds of $2.9 million. Of this amount, approximately $1.5 million would first be used to pay outstanding obligations consisting primarily of overdue trade payables. The balance of any cash proceeds from the Rights Offering would be used to meet the Company's immediate and near-term capital requirements consisting primarily of operating and general and administrative expenses and, to the extent possible, relatively low risk projects, such as workovers and recompletions, intended to generate positive cash flow. If the Affiliated Stockholders do not forgive the full amount owed to them by the Company in exercise of the subscription price, the balance of any cash proceeds may also be used to repay amounts owed to Affiliated Stockholders. At the $7.5 million level, the Company believes that the balance of the cash proceeds from the Rights Offering, together with cash flow from operations, will be sufficient to meet the Company's capital requirements until the Company's recent farmouts start generating sufficient cash flow. There can be no assurance, however, that such funds will be sufficient to meet the Company's needs.

     The failure of the Company to raise at least $7.5 million through the Rights Offering or a private placement of Common Stock on or before November 30, 1998 will constitute an event of default under the Amended Credit Agreement. If such funds are not raised, the Company believes that it will be forced to seek protection from its creditors under applicable bankruptcy laws. In such an event, the Company believes that holders of the Common Stock may lose their entire investment in the Company. The Company currently has no financing plan to raise such capital other than the Rights Offering.

     The independent auditor's report on the financial statements of the Company is modified and it states that there are conditions, which raise substantial doubt about the ability of the Company to continue as a going concern. Specifically, the auditor's report states that revenues from the Company's producing properties will not be sufficient to finance the estimated future capital expenditures necessary to fully develop the existing proved reserves, nor recover the carrying value of the Company's oil and natural gas properties. The financial statements do not include any adjustments that might result from this uncertainty. The financial statements included in this Prospectus have been prepared assuming the Company will continue as a going concern.


RECENT DEVELOPMENTS AND PLANS

 West Cote Blanche Bay

     The Company has developed a threefold plan to convert undeveloped and non-producing reserves in the WCBB field into cash flow by (i) farming out new drilling opportunities, (ii) farming out recompletion and reworking opportunities and (iii) undertaking its own development program.

     Farmout of New Drilling Opportunities. On March 27, 1998, the Company and Tri-C Resources, Inc. ("Tri-C") executed an agreement to farmout drilling rights at WCBB. During the course of the three phase program contemplated by the agreement, Tri-C has agreed either to drill 22 wells to an average drilling depth of 6,500 feet or drill 12 wells to the same depth and shoot 3-D seismic surveys covering the field. The Company will be carried to the tanks for a 30% to 50% working interest in each well. If Tri-C successfully completes all three phases of the program, it will earn a 50% interest in the WCBB field. The effectiveness of the Tri-C agreement is subject to the prior consent of Texaco Exploration and Production, Inc. ("TEPI"). There can be no assurance that such consent will be obtained.

     Farmout of Recompletion and Rework Opportunities. On October 6, 1998, the Company and Plymouth Resources 1998, LLC ("Plymouth") executed a wellbore farmout on West Cote Blanche Bay in which Plymouth agreed to rework 15 wells in the first year of the farmout. Each year thereafter, Plymouth agreed to rework at least 22 wells a year. The Company will receive a 50% reversionary interest calculated on a well by well basis. Once Plymouth has spent $4.0 million in the field, Gulfport's reversionary interest will decrease to 45%. Additionally, Plymouth assumed 50% of the plugging liability for the farmout wells. The effectiveness of such agreement is subject to the prior consent of TEPI. There can be no assurance that such consent will be obtained.

     Capital Expenditures. During the next 12 months, the Company plans to spend approximately $1,000,000 in the WCBB field on a shallow drilling program and/or recompletions. The program consists of three new drills with objective depths lying between approximately 2,000 and 4,000 feet. The Company is also in the process of examining recompletion projects.

East Hackberry

     Within the Hackberry field, the Company has proven non-producing and undeveloped net reserves of 1.53 MMBO and 2.0 Bcf of gas. The Company is in the process of selling the field through auction to accomplish the following goals in this field: (i) begin 3-D seismic data acquisition by the fourth quarter of 1998 to enable the Company to explore the field more effectively and at a lower risk, (ii) begin the processing of such data by the first quarter of 1999 and
(iii) begin the interpretation of this data by the second quarter of 1999 at an estimated cost of $1,820,000. Beginning in the third quarter of 1999 and continuing through the second quarter of 2000, the Company intends to (a) recomplete or rework five existing wells for a net expenditure of approximately $600,000, (b) drill three to five development wells in the 4,000 to 6,000 foot range at a net cost of between $750,000 and $1,500,000 and (c) drill two to five development and/or exploratory wells in the 9,000 to 13,000 foot range for a net cost of between $1,000,000 and $3,500,000.

Napoleonville

     Pursuant to a Purchase and Sale Agreement (the "Napoleonville Agreement") with Plymouth Resource Group 1998, L.L.C. ("Plymouth"), the Company sold, effective as of July 1, 1998, its interest in the Napoleonville field for $1.1 million and a 2.5% overriding royalty interest in such field. In connection with the sale, Plymouth agreed to establish a plugging and abandoning escrow account in accordance with and pursuant to the provisions of LSA-R.S. 30:88, et. seq. The establishment of this escrow account is intended to protect the Company from future liability associated with the plugging and abandoning of the field and associated environmental liabilities.

Other Agreements

     On August 12, 1998, the Company entered into a Contract Operating Agreement (the "Castex Agreement") with Castex Energy, Inc. ("Castex"), pursuant to which the Company designated Castex as the contract operator on the Bayou Penchant field, the Bayou Pigeon field, the Deer Island field, the Golden Meadow field and the Lac Blanc field (collectively, the "Castex Operated Properties"). As a contract operator for the Castex Operator Properties, Castex is authorized to conduct all management, administration and operations for such properties as if Castex were named as the operator thereof. The Castex Agreement continues, on a month-to-month basis, until either party terminates upon 30 days notice or until the Company conveys any portion or all of the Castex Operated Properties to Castex or a third party. In exchange for its services, the Company will pay Castex $10,000 per month plus all compensation that is due to the operator of the respective Castex Operated Properties.

     In September 1998, the Company and an affiliate of Castex entered into an agreement in which it agreed to purchase the Castex Operated Properties from the Company (the "Castex Sale") for approximately $7.8 million plus overriding royalties and reversionary interests in the properties. The transaction is expected to close November 28, 1998. However, the transaction is subject to certain conditions, including the consent of ING. In addition, in September 1998, LLOG filed a temporary restraining order to prohibit any sale of the Castex Operated Properties pending a preliminary injunction hearing. Accordingly, there can be no assurance that the transaction will close. Net cash proceeds from the Castex Sale would be used to reduce borrowings under the Amended Credit Facility.


OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In 1997, Wildwing initiated litigation against the Company in the Fifteenth Judicial District Court, Parish of Lafayette, State of Louisiana. In its petition, Wildwing alleged that Old WRT's title had failed as to approximately 43 acres in the Bayou Pigeon Field. Revenue attributable to mineral production from the acreage in dispute has been held in suspense by Plains Resource & Transportation, Inc. and Wickford Energy Marketing, Inc. (the "Stakeholders") since the time the notice of possible title failure was received by the Company. On February 28, 1998, the Company entered into a settlement agreement with Wildwing. The settlement provides that the Company direct the Stakeholders to deliver to Wildwing in full and final compromise of the Wildwing claims, the sum of $269,500, and Wildwing would convey, assign, transfer, sell, setover and deliver to the Company, all of Wildwing's right, title and interest in the leases subject to dispute. Additional revenue attributable to mineral production from this acreage, held in suspense by the Stakeholders, was or will be distributed to the lessors of the property with the balance of approximately $370,000 to be distributed to the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  GULFPORT ENERGY CORPORATION

Date:  November 13, 1998


                                                         /s/Mark Liddell
                                                         -----------------------
                                                         Mark Liddell
                                                         President
                                                         Financial Officer