Form 10-K
period 1998-12-31
GULFPORT ENERGY CORP
filed 1999-04-01
CIK 874499

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

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                         Commission File Number 1-10192


                           Gulfport Energy Corporation
             (Exact name of registrant as specified in its charter)

             Delaware                                     73-1521290
  (State or other jurisdiction of                       (IRS Employer
   Incorporation or organization)                   Identification Number)

                          6307 Waterford Blvd. Ste. 100
                          Oklahoma City, Oklahoma 73118
                                 (405) 848-8807
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive office)

          Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                                               NAME OF EACH EXCHANGE ON WHICH
      TITLE OF EACH CLASS                               REGISTERED
  Common Stock, $0.50 par value                            None
  Preferred Stock, $0.01 par value

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

     All shares of common and preferred stock outstanding prior to the Effective Date of the Plan of Reorganization (July 11, 1997) were canceled on the Effective Date. The number of shares of the registrant's Common Stock, $0.01 par value, outstanding at March 31, 1999 was 3,445,206. The aggregate market value of the voting stock held by non-affiliates of the Company using an average trading price in December 1998 was $2,019,063.

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

Yes  X           No
    ---             ---
                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Common Stock Issued Outstanding December 31, 1998(1):             172,260,305
Common Stock Issued Outstanding March 31, 1999(2):                  3,445,206


                       DOCUMENTS INCORPORATED BY REFERENCE

(1) The December 31, 1998 shares have been restated throughout this Annual Report give effect to the Reverse Stock Split.

(2) On March 5, 1999, the Registrant completed a fifty to one reverse stock split.

                                TABLE OF CONTENTS


                                                                           Page

Disclosure Regarding Forward-Looking Statements..........................     4

                                     Part I
Item 1.Business       ...................................................     4
Item 2.Properties     ...................................................     7
Item 3.Legal Proceedings.................................................    11
Item 4.Submission of Matters to a Vote of Security Holders...............    12

                                     PART II
Item 5.Market for the Registrant's Common Stock and Related
             Shareholder Matters.........................................    12
Item 6.Selected Financial Data ..........................................    13
Item 7.Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................    14
Item 8.Financial Statements and Supporting Data..........................   F-1
Item 9.Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure ..............................    50

                                    PART III
Item 10.Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange Act.......    50
Item 11.Executive Compensation...........................................    51
Item 12.Security Ownership of Certain Beneficial Owners and Management...    53
Item 13.Certain Relationships and Related Transactions...................    54

                                     PART IV
Item 14.Exhibits and Reports on Form 8-K.................................    56

             Signatures..................................................    58

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking  statements" within the meaning of
Section 27A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts, included in this Form 10-K that address activities, events or developments that Gulfport Energy Corporation, formerly known as WRT Energy Corporation ("Gulfport" or "Company"), a Delaware corporation, expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of Gulfport's business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by Gulfport in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with Gulfport's expectations and predictions is subject to a number of risks and uncertainties, general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by Gulfport; competitive actions by other oil and gas companies; changes in laws or regulations; and other factors, many of which are beyond the control of Gulfport. Consequently, all of the forward looking statements made in the Form 10-K are qualified by these cautionary statements and there can be no assurances that the actual results or developments anticipated by Gulfport will be realized, or even if realized, that they will have the expected consequences to or effects on Gulfport, its business or operations.

                                     PART I

Item 1. Business

     Description of Business

     The Company owns and operates mature oil and gas properties in the Louisiana Gulf Coast area. The Company seeks to achieve reserve growth and increased cash flow from operations through low risk development activities on its existing properties and acquiring additional Louisiana Gulf Coast properties with exploitation and exploration potential.

     Background

     On February 14, 1996, Gulfport's predecessor, WRT Energy Corporation ("WRT"), filed a petition in the United States Bankruptcy Court for the Western District of Louisiana (the "Bankruptcy Court") for protection under Chapter 11 of the Federal Bankruptcy Code. Upon filing of the voluntary petition for relief, WRT, as debtor-in-possession, was authorized to operate its business for the benefit of claim holders and interest holders, and continued to do so, without objection or request for appointment of a trustee. All debts of WRT as of the petition date were stayed by the Bankruptcy Court and were subject to compromise pursuant to such proceedings. WRT operated its business and managed its assets in the ordinary course as debtor-in-possession, and obtained court approval for transactions outside the ordinary course of business. Based on these actions, all liabilities of the company outstanding at February 14, 1996 were reclassified to estimated pre-petition liabilities.

     By order dated May 5, 1997, the Bankruptcy Court confirmed the Second Amended Plan of Reorganization (the "Plan"). The Plan was consummated and became effective on July 11, 1997. On the Effective Date, WRT was merged with and into Gulfport.

     Events Leading to the Reorganization

     Entering 1995, the Company's strategic focus was the acquisition and development of operated working interests in large, mature oil and gas fields in south Louisiana. To help finance its acquisition and development program, the Company utilized borrowings under the INCC Credit Facility with Internationale Nederladen (U.S.) Capital Corporation ("INCC") which was secured by substantially all of the Company's assets. In addition, in February 1995, the Company offered 100,000 units consisting of $100,000,000 aggregate principal amount of 13 7/8% Senior Notes Due 2002 (the "Senior Notes") and warrants (the "Warrants") to purchase an aggregate of 800,000 shares of the WRT's common stock (the "1995 Offering"). The net proceeds from the 1995 Offering were used to acquire working interests in certain oil and gas properties, to repay substantially all borrowings under the INCC Credit Facility and other indebtedness and for general corporate purposes.

     During the remainder of 1995, the Company borrowed additional funds under the INCC Credit Facility, bringing the outstanding borrowings to $15,000,000, the maximum amount of borrowings available under the INCC Credit Facility. On December 31, 1995, the INCC Credit Facility converted to a term loan whereby quarterly principal payments of one-sixteenth of the outstanding indebtedness were due and payable.

     Following the completion of the acquisition of working interests in certain oil and gas properties, the Company initiated a significant capital expenditure program to increase oil and gas production levels in each of its fields. This program consisted of approximately 70 workover, sidetrack, and recompletion projects and ten new development wells. Funding was provided from operating cash flow, remaining proceeds from the 1995 Offering, and borrowings under the INCC Credit Facility. The Company's production levels increased on a gas equivalent
(MCFE) basis from March 1995, when the oil and gas property acquisitions were completed, to September 1995; however, the production increases were realized at a slower pace than expected at the time of acquisition.

     The lower than expected level of production resulted from various factors including a combination of ordinary production declines, unexpected losses of production from several key wells, mechanical difficulties in the Lac Blanc field, and significant production declines in the predominantly oil producing West Cote Blanche Bay field ("WCBB"), which was not then operated by the Company. Contributing significantly to the shortfall in anticipated production rates were three major well projects which proved to be unsuccessful in September 1995, for which the Company expended a total of approximately $3,600,000. Also, contributing to lower than expected net revenues and operating cash flow was a significant decline in oil and gas prices during the third and early fourth quarters of 1995 compared to the corresponding quarters of the previous year. These lower than expected production rates, together with decreased oil and gas prices during the third quarter of 1995, had a significant negative effect on the Company's liquidity and cash flow from operations.

     Based on operating results for the quarter ended September 30, 1995, the Company had not yet realized the oil and gas production levels required at then current prices and costs to support the Company's capital requirements and fund existing debt service on the Senior Notes and pay dividends on its 9% Convertible Preferred Stock ("Convertible Preferred Stock"). In early October 1995, the Company had fully utilized the $15,000,000 borrowing base available under the INCC Credit Facility; and in response to liquidity and cash flow concerns, the Company changed its focus from acquisition and development of non-producing reserves to conservation of cash resources and maintenance of existing producing properties. The Company curtailed its activities to the minimum level of maintenance necessary to operate prudently its producing oil and gas wells. All other activities, including prospect acquisitions, new drilling and development of the Company's proved non-producing and undeveloped reserves ceased.

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

     The Company also implemented plans to reduce general and administrative expenses in Houston, Texas as well as move the corporate offices from The Woodlands, Texas and reduce its workforce from 76 in October 1995 to 28 in June 1997. The workforce reductions, primarily from the Company's research and development activities and wireline/logging operations, were consistent with the Company's focus on conservation of cash and maintenance of existing producing properties.

     The Company experienced further decreases in oil and gas production and related cash flows in late 1995 and early 1996, which further deteriorated the Company's already weakened financial condition. At December 31, 1995, the Company was in default under certain financial covenants of the INCC Credit Facility. As a result of the declines in oil and gas production and related cash flows, the Company was not generating and did not expect to generate in the near term sufficient cash flow to meet its existing obligations, including: the $6,900,000 interest payment on the Senior Notes due March 1, 1996, trade payable obligations remaining from the Company's 1995 capital expenditure program, quarterly principal and interest due on the INCC Credit Facility, dividends on the Convertible Preferred Stock, and ongoing field operating and general and administrative expenses. As liquidity problems became more severe, the Company concluded that a comprehensive financial restructuring would provide the best result to the various stakeholders in the Company.

     On February 14, 1996, the Company commenced a voluntary reorganization case under Chapter 11 of the Bankruptcy Code by filing a voluntary petition for bankruptcy relief with the Bankruptcy Court (Case No. 96BK-50212). Upon the filing of the voluntary petition for relief, the Company, as debtor-in-possession, was authorized to operate its business for the benefit of claim holders and interest holders, and continued to do so without objection or request for appointment of a trustee. All debts of the Company as of the petition date were stayed by the Bankruptcy Court and were subject to compromise pursuant to such proceedings. The Company did not make the March 1, 1996 interest payment on the Senior Notes and pursuant to an order of the Bankruptcy Court did not make the scheduled interest payment of $381,000 to INCC on February 28, 1996, nor did it make any interest payments from that date on the INCC Credit Facility through July of 1997. In addition, the Company did not make the first scheduled payment of $938,000 due on the INCC Credit Facility on March 31, 1996, nor did it make any principal payments from that date through July of 1997. On July 11, 1997, the INCC Credit Facility was paid in full, pursuant to the Plan. During the pendency of the bankruptcy proceedings, the Company was required to obtain court approval, for transactions outside the ordinary course of business.

     On October 22, 1996, the Company accepted and signed the proposal ("DLBW Proposal") submitted by DLB Oil & Gas, Inc. ("DLB") and Wexford Management, L.L.C., on behalf of its affiliated investment funds, providing the terms of a proposed capital investment in a plan of reorganization of the Company. The Company subsequently obtained Bankruptcy Court approval of the expense reimbursement provisions of the DLBW proposal.

     Subsequent to the Company's execution of the DLBW Proposal, DLB commenced negotiations with Texaco Exploration and Production, Inc. ("TEPI") regarding,
(i) the claim asserted by TEPI against the Company and its affiliates ("Texaco Claim"), (ii) the purchase of certain interests owned by TEPI in the WCBB field ("WCBB Assets") and (iii) the Contract Area Operating Agreement related to the WCBB Assets and various other agreements relating thereto. As a result of the negotiations, on March 11, 1997, TEPI and DLB entered into, among other agreements, the Purchase, Sale and Cooperation Agreement ("PS&C Agreement") pursuant to which DLB (i) agreed to purchase the Texaco Claim, (ii) agreed to purchase the WCBB Assets from TEPI and (iii) agreed to guarantee ("P&A Guarantee") the performance of all plugging and abandonment obligations related to both the WCBB Assets and the Company's interests in the WCBB field. In order to implement the P&A Guarantee, the Company paid into a trust ("P&A Trust") established for the benefit of the State of Louisiana, $1,000,000 on the Effective Date of the Plan.

     Pursuant to the PS&C Agreement, on the Effective Date of the Plan, DLB, among other things, assigned its rights associated with the WCBB Assets to Gulfport, and as a result, Gulfport assumed, jointly and severally with DLB, the liabilities with respect to the WCBB Assets.

     By order dated May 5, 1997, the Bankruptcy Court approved the Plan. The Plan involved (i) the issuance to WRT's unsecured creditors, on account of their allowed claims, an aggregate of 10,000,000 shares of Common Stock, (ii) the issuance to WRT's unsecured creditors, on account of their allowed claims, the right to purchase an additional 3,800,000 shares of Common Stock at a purchase price of $3.50 per share (the "1997 Rights Offering"), (iii) the issuance to DLBW and affiliates of the number of shares of Common Stock obtained by dividing DLBW's Allowed Secured Claim ("Secured Claim") amount by a conversion price of $3.50 per share, (iv) the purchase by DLBW of all shares of Common Stock not otherwise purchased pursuant to the 1997 Rights Offering, (v) the transfer by DLB of the WCBB Assets to Gulfport along with the associated P&A Trust and associated funding obligation in exchange for 5,000,000 shares of Common Stock,
(vi) the  funding  by  Gulfport  of  $3,000,000  to an entity  (the  "Litigation
Entity") to be controlled by an independent party for the benefit of the Company's existing unsecured creditors and the transferring to the Litigation Entity any and all causes of action, claims, rights of actions, suits or proceedings which have been or could be asserted by WRT except for (a) the action to recover unpaid production proceeds payable to WRT by Tri-Deck and (b) the foreclosure action to recover title to certain assets, and (vii) the distribution of warrants to purchase Common Stock at an exercise price of $10.00 per share to holders of certain securities litigation claims against WRT and to holders of WRT's common stock and preferred stock. The Plan also provided for the cancellation of WRT's common stock and preferred stock. Pursuant to the Plan, Gulfport owns a 12% economic interest in the Litigation Entity and the remainder of the economic interests in the Litigation Entity were allocated to unsecured creditors based on their ownership percentage of the 13,800,000 shares of Common Stock distributed and issued as described in (i) and (ii) above. The Plan became effective on July 11, 1997.

     Upon the  Effective  Date of the  Plan,  Gulfport  became  the owner of one hundred percent (100%) of the working interest in the shallow contract area at WCBB. The proceeds from the 1997 Rights Offering were utilized to provide the cash necessary to satisfy Administrative and Priority Claims, fund the Litigation Entity with $3,000,000 and provide Gulfport with working capital.

Item 2. Properties

     Principal Oil and Gas Properties

     Gulfport owns interests in a number of producing oil and gas properties located along the Louisiana Gulf Coast. The Company serves as the operator of all the properties in which it holds a working interest. The following table presents certain information as of January 1, 1999, reflecting the Company's net interest in its producing oil and gas properties.

                                                                                             PROVED
                               PRODUCING                                                    RESERVES
                                 WELLS        SHUT-IN WELLS     ACREAGE(1)                AS OF 1/1/99
                             -------------    --------------  -------------        ---------------------------
                                                                                     GAS       OIL        TOTAL
 FIELD                       GROSS    NET     GROSS    NET    GROSS     NET          MBOE      MBOE       MBOE
 -----                       -----   -----    -----    ----   -----     ----         ----     ------     ------
 E. HACKBERRY                 13       8.5       72      37    3147     1574          324      1,033      1,357

 W. HACKBERRY                  4       4          7       7     592      592            0         12         12

 WEST COTE BLANCHE            49      48        305     304    4590     4590           63     22,960     23,023
 BAY (2)

 OTHER                        25       4.66       1       1     508      508          169        276        445
                             -----    -----    -----    ----   -----    ----         ----     ------     ------
 TOTAL                        91      65.16     385     349    8837     7264          556     24,281     24,837
                             =====    =====    =====    ====   =====    ====         ====     ======     ======

(1) All of the Company's acreage is Developed Acreage.
(2) Includes 1 Producing Well and 3 Shut-in Wells attributable to depths below the Rob "C" Marker. The Company has a 6.25% non-operated working interest in the depths below the Rob "C" Marker.

     The oil and gas leases in which the Company has an interest are for varying primary terms and may require the payment of delay rentals to continue the primary terms. The operator may surrender the leases at any time by notice to the lessors, or by the cessation of production, or by the failure to pay delay rentals.

East Hackberry Field

     In February 1994, the Company purchased a 100% working interest (approximately 79% average NRI) in certain producing oil and gas properties situated in the East Hackberry Field in Cameron Parish, Louisiana. The purchase included two separate lease blocks, the Erwin Heirs Block, originally developed by Gulf Oil Company, and the Texaco State Lease 50 Block, originally developed by Texaco. The East Hackberry Field is located along the western shore of Lake Calcasieu in Cameron Parish, Louisiana approximately 80 miles west of Lafayette and 15 miles inland from the Gulf of Mexico. The properties cover approximately 3,147 acres of oil and gas leases, together with 13 productive wells and 72 shut-in wells that were originally drilled by Gulf Oil Company and Texaco.

     In September 1994, the Company sold an overriding royalty interest in certain producing oil and gas wells situated in the East Hackberry Field to Milam Royalty Corporation. Milam Royalty Corporation's interest is now owned by Queen Sand Resources, Inc. ("QSRI"). On an aggregate basis, the overriding royalty interests provides for payment to QSRI of 62.5% of 80% (equal to 50% on a 100% working interest basis) of the net profits attributable to the wells covered by the arrangement until QSRI recovers 150% of its cash investment and 46.875% of 80% thereafter (equal to 37.5% on a 100% working interest basis in State Lease 50 Block and 41% on a 100% working interest basis on the Erwin Heirs Block). QSRI may elect to retain an identical royalty interest in the new wells by participating in the drilling, workover or recompletion expenses on a pro rata basis. The Company retains operational control over the East Hackberry Field. In November of 1998 the Company re-logged 5 wells and perforated additional zones in 4 of the wells and worked over the other well. These operations yielded an additional 80 net BOPD. Because of prevailing market conditions during 1998, the Company believed it was commercially impractical to shoot seismic or commence drilling operations on the subject property. As a result, the Company has agreed to surrender approximately 440 non-producing acres in the State Lease 50 portion of the field. Currently the Company is negotiating with QSRI to acquire QSRI interest in the field.

West Hackberry Field

     In November 1992, the Company purchased a 100% working interest (approximately 80% average NRI, subsequently increased to approximately 87.5%
NRI) in 592 acres within the West Hackberry Field in Cameron Parish, Louisiana with four producing wells. The field was discovered in 1928 and was developed by Superior Oil Company (now Mobil Corporation) between 1938 and 1988. During 1998, the gas supply well for gas lift system for the field ceased production, the Company was able to restore production when a new source of gas was found.

West Cote Blanche Bay

     TEPI, the operator of the WCBB field prior to March 1997, discovered the WCBB Field in 1938. This field lies approximately five miles off the coast of Louisiana primarily in St. Mary Parish in a shallow bay, with water depths averaging seven to eight feet. The field overlies one of the largest salt dome structures on the Gulf Coast. The Company acquired from TEPI a 6.25% working interest in the WCBB field in July 1988. In April 1995, the Company completed the purchase of an additional 43.75% working interest in the WCBB field from an affiliate of Benton Oil and Gas Company and two affiliates of Tenneco, Inc. The sellers retained their interests in all depths below approximately 10,500 feet. Pursuant to the Plan, at the Effective Date, the Company acquired the remaining 50% working interest in the WCBB field in depths above the Rob "C" Marker located at approximately 10,500 feet and became the operator of the field. The Company also owns 6.25% non-operated working interest in depths below the Rob "C" Marker and TEPI is the operator. Therefore the Company now owns a 100% working interest in the depths above the Rob "C" Marker and a 6.25% non-operated working interest in depths below the Rob "C" Marker.

Other

     The Company also owns royalty or overriding royalty interests in an additional 25 producing oil and gas wells lying in four fields. The Company retains an overriding royalty interest from 6.57% to 8.67% in the Bayou Penchant Field (see "Recent Events"). The Company also possesses a 2.5% overriding royalty interest in the Napoleonville Field (see "Recent Events"). The Company also owns an override in one well in addition to leasehold rights in the South Atchafalaya Bay Field. Additionally, the Company owns approximately 250 net acres of fee minerals and royalty interest in six wells adjacent to its West Hackberry Field.

     Drilling and Recompletion Activities

     The following table contains data with respect to certain of the Company's field operations during the years ended December 31, 1998, 1997, 1996 and 1999 to date. The Company drilled no exploratory wells during the periods presented.

                        1998            1997             1996              1999 to Date
                     Gross   Net     Gross   Net      Gross   Net           Gross   Net
                    --------------  -------------    -------------          -------------
Recompletions,
Sidetracks and
Deepenings:
Oil                   7      4.7       6     5.5       12       5.7           6      4.8
Gas                   0      0         6     4.5        5       3.2           0      0.0
Non-Productive        0      0         6     5.5        7       4.7           1      0.8
                      -      ----    ---    -----      ---    -----           -      ---

TOTAL:                7      4.7      18    15.5       24      13.6           7      5.6
                      =      ====    ===    =====      ===    =====           =      ===
Development Wells:
Oil                   0      0         1     1          0       0             0      0
Gas                   0      0         0     0          0       0             0      0
Non-Productive        0      0         0     0          1       0.5           0      0
                      -      -         -     -          -       ---           -      -

TOTAL                 0      0         1     1          1       0.5           0      0
                      =      =         =     =          =       ===           =      =

     In January of 1999, the Company commenced a seven well recompletion program, six of the operations were successful and one was unsuccessful. The Company added approximately 900 BOPD and 1.8 MCFGPD through this work. The program also allowed the Company to become a net seller of gas as opposed to a purchaser of gas lift gas for the WCBB field.

     Title to Oil and Gas Properties

     It is customary in the oil and gas industry to make only a cursory review of title to undeveloped oil and gas leases at the time they are acquired and to obtain more extensive title examinations when acquiring producing properties. In future acquisitions, the Company will conduct title examinations on material portions of such properties in a manner generally consistent with industry practice. Certain of the Company's oil and gas properties may be subject to title defects, encumbrances, easements, servitudes or other restrictions, none of which, in management's opinion, will in the aggregate materially restrict the Company's operations.

     Reserves

     The oil and gas reserve information set forth below represents only estimates. Reserve engineering is a subjective process of estimating volumes of economically recoverable oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing, and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and gas that are ultimately recovered. Estimates of economically recoverable oil and gas and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices, and future production rates and costs.

     The following table sets forth estimates of the proved oil and gas reserves of the Company at December 31, 1998, as estimated by a non-employee contract engineer.


                                                 JANUARY 1, 1999
                                 ---------------------------------------
Proved Reserves                    Developed       Undeveloped       Total
                                 --------------    -----------    -----------
Oil (MBBLS)                             5,665           18,616         24,281
Gas (MMCF)                              1.250            2.080          3.330
MBOE                                    5,873           18,963         24,836
Year-end present value of
  estimated future net
  revenue                         ($1,058,000)     $28,454,000    $27,396,000

     Total proved reserves decreased from 27,736 MBOE at January 1, 1998 to 24,836 MBOE at January 1, 1999. This decrease in reserves is attributable to two sales that occurred in 1998 and the write down of properties. The sale of Bayou Pigeon, Bayou Penchant, Lac Blanc, Deer Island and Golden Meadow effective April 1, 1998 reduced reserves by 1860 MBOE. The sale of Napoleonville effective July 1, 1998 reduced reserves 189 MBOE. The reserves were reduced on additional 12 MBOE attributable to the lapse of the Abbeville lease. The additional reduction is due to the two reserve write downs that occurred in 1998.

     As a result of ceiling tests performed at June 30, 1998, September 30, 1998 and December 31, 1998, the Company was required to write down the value of its oil and gas properties by $16,168,000, $28,000,000 and $5,962,000, respectively.

     The estimated future net revenues set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions prevailing at December 31, 1998. The estimated future production is priced at December 31, 1998 without escalation using $11.43 per BBL and $2.21 per MCF.

     In compliance with federal law, the Company files annual reports with the Energy Information Agency of the U.S. Department of Energy with respect to its production of oil and gas during each calendar year and its estimated oil and gas reserves at the end of each year.

     Production, Prices, and Costs

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

     The majority of the Company's crude oil production is sold on contracts based on postings plus a premium. These premiums are based on an average paid by several purchasers minus a handling charge per barrel of oil. The following table contains certain historical data reflecting the average production costs incurred by the Company during the years ended December 31, 1998, 1997 and 1996.

                                              Year Ended December 31             Estimated
                                   --------------------------------------------------------
Production Volumes:                 1998           1997          1996           1999

Oil (MBBLS)                         441            566           615             470*
Gas (MMCF)                             .421          2.818         3.629         **
Oil Equivalents (MBOE)              512          1,036         1,220             470

Average Prices:
Oil (per BBL)                        $15.48        $20.93       $22.17
Gas (per MCF)                        $ 2.30        $ 2.86       $ 2.86
Oil Equivalents (per MBOE)           $15.18        $19.20       $19.68
Average Production Costs (per BOE)   $14.01        $ 9.05       $10.90
Average Production Taxes (per BOE)   $ 1.49        $ 1.48       $ 1.47

* 1999 estimated production is based on an average of actual production from January and February, 1999 and multiplied by twelve months.
**   Actual data are insufficient to estimate gas production for 1999.

     During 1998, the sales to Equiva Trading Co., Gathering and Energy Marketing Co., Black Hills Energy Resources, Inc., and Plains Marketing, L.P. accounted for 25%, 16%, 23% and 10%, respectively for oil sales. Gas sales to Prior Energy Company, Texaco Exploration and Production, Inc., and Burlington Resources, Inc. accounted for 47%, 27% and 11% of the Company's gas revenues. The Company had no other purchasers that accounted for greater than 10% of its oil and gas revenues in the year ended December 31, 1998.

     Competition and Markets

     Availability of Markets. The availability of a ready market for any oil and/or gas produced by Gulfport depends on numerous factors beyond the control of management, including but not limited to, the extent of domestic production and imports of oil, the proximity and capacity of gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and gas production and federal regulation of gas sold in interstate commerce. Gas produced by Gulfport in Louisiana is sold to various purchasers who service the areas where Gulfport's wells are located. Gulfport's wells are not subject to any agreements that would prevent Gulfport from either selling its gas production on the spot market or committing such gas to a long-term contract; however, there can be no assurance that Gulfport will continue to have ready access to suitable markets for its future oil and gas production.

     Impact of Energy Price Changes. Oil and gas prices can be extremely volatile and are subject to substantial seasonal, political and other fluctuations. The prices at which oil and gas produced by Gulfport may be sold is uncertain and it is possible that under some market conditions the production and sale of oil and gas from some or all of its properties may not be economical. The availability of a ready market for oil and gas and the prices obtained for such oil and gas, depend upon numerous factors beyond the control of Gulfport, including competition from other oil and gas suppliers and national and international economic and political developments. Because of all of the factors influencing the price of oil and gas, it is impossible to accurately predict future prices.

     Environmental Regulation

     Operations of Gulfport are subject to numerous federal, state and local laws and regulations governing environmental protection. Over the last several years, state and federal environmental laws and regulations have become more stringent and may continue to become more stringent in the future. These laws and regulations may affect Gulfport's operations and costs as a result of their effect on oil and gas development, exploration, and production operations. It is not anticipated that Gulfport will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, Gulfport is unable to predict the ultimate cost of compliance.

     Operational Hazards and Insurance

     Gulfport's operations are subject to all of the risks normally incident to the production of oil and gas, including blowouts, cratering, pipe failure, casing collapse, oil spills and fires, each of which could result in severe damage to or destruction of oil and gas wells, production facilities or other property, or injury to persons. The energy business is also subject to environmental hazards, such as oil spills, gas leaks, and ruptures and discharge of toxic substances or gases that could expose Gulfport to substantial liability due to pollution and other environmental damage. Although Gulfport maintains insurance coverage considered to be customary in the industry for a company its size, it is not fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. The occurrence of a significant event that is not fully insured against could have a material adverse effect on Gulfport's financial position.

     Employees

     At December 31, 1998, the Company had no direct employees. Management services were provided under the Administrative Services Agreement with DLB Equities, L.L.C. (See Certain Relationships and Related Transactions). A Louisiana well servicing company serves as contract operator of the fields.

Item 3. Legal Proceedings

     During 1995, the Company entered into a marketing agreement with Tri-Deck pursuant to which Tri-Deck would market all of the Company's oil and gas production. Subsequent to the agreement, James Florence, who served as both Tri-Deck's principal and WRT's Director of Marketing, assigned Tri-Deck's right to market the Company's oil production to Plains Marketing and assigned Tri-Deck's right to market the Company's gas production to Perry Gas. During early 1996, Tri-Deck failed to make payments to the Company attributable to several months of the Company's gas production. Consequently, on May 20, 1996, the Company filed with the Bankruptcy Court a Motion to Reject the Tri-Deck Marketing Agreement, and on May 29, 1996, the Company initiated an adversarial proceeding against Tri-Deck and Perry Gas.

     On January 20, 1998, Gulfport and the Litigation Entity entered into a Clarification Agreement to clarify provisions of the Plan regarding the rights of the Company and the Litigation Entity to prosecute certain causes of action arising from the Tri-Deck matter. As a part of the Clarification Agreement, the Litigation Entity was substituted as the actual party in interest in the Tri-Deck case and reimbursed the Company $100,000 for legal fees incurred by the Company. As additional consideration for the contribution of this claim to the Litigation Entity, the Company is entitled to receive 85% of the recovery of all Tri-Deck monies held in the court registry and 50% of the recovery from all other Tri-Deck litigation pursued by the Litigation Entity.

     On July 20, 1998, Sanchez Oil & Gas Corporation ("Sanchez") initiated litigation against the Company in the fifteenth Judicial District Court, Parish of Lafayette, State of Louisiana. In its petition, Sanchez alleged, among other things, that the Company was obligated, by virtue of the terms of a letter of intent, to grant a sublease to Sanchez for an undivided 50% interest in two of the Company's oil, gas and mineral leases covering lands located in the North Bayou Penchant area of Terrebonne Parish, Louisiana. Pursuant to this lawsuit, Sanchez is seeking specific performance by the Company of the contractual obligation that Sanchez alleges to be present in the letter of intent and monetary damages. The Company sold North Bayou Penchant in one of the 1998 sales (see Recent Events). In connection with the sale, the Company, Castex and Sanchez reached an amicable resolution of this dispute. Settlement papers are currently being drafted.

     In connection with WRT's bankruptcy case, LLOG Exploration Company asserted a secured claim in the Bankruptcy Proceedings for $1.1 million dollars to fund a plugging escrow with the Department of Natural Resources of Louisiana. WRT disputed LLOG's claim and filed an objection seeking a disallowance of LLOG's claim and a determination that any claim asserted by LLOG with regard to establish a plugging escrow was unsecured. On July 8, 1997, the Bankruptcy Court ruled that LLOG Exploration Company possessed a secured claim for establishing the plugging escrows, but did not determine the amount of the claim. On November 20, 1998, the parties settled this action for $450,000.

Item 4. Submission of Matters to a Vote of Security Holders

     A proxy statement dated September 24, 1998 was furnished to holders of Common Stock ("Stockholders") of the Company in connection with the solicitation by and on behalf of the Board of Directors of proxies for the use at a Special Meeting of Stockholders to be held at the offices of the Company on October 26, 1998 for the purpose of amending the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 250,000,000. After sending the Proxy Statement to the Stockholders, the Company solicited written consents from certain Stockholders to approve the Proposed Amendment. On October 20, 1998, in accordance with
Section 228 of the General Corporation Law of the State of Delaware, the Company received written consent of stockholders holding over 50% of the outstanding and issued stock approving the increase of authorized shares.

     The annual shareholder meeting for the Company has not been scheduled as of the date of this filing.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol GPOR. The following table sets forth the high and low sales prices for the Common Stock in each quarter commencing with the Effective Date:

                                             BEFORE SPLIT              AFTER SPLIT
                                            --------------            -------------
YEAR ENDED DECEMBER 31, 1997                LOW       HIGH            LOW      HIGH
----------------------------                ---       ----            ---      ----
     Third Quarter (commencing July, 1997)  No        No
                                            Activity  Activity
     Fourth Quarter                         $3.75     $5.00

YEAR ENDED DECEMBER 31, 1998                LOW       HIGH
----------------------------                ---       ----
     First Quarter                          $3.36     $4.63         $168.00   $231.50
     Second Quarter                         $1.12     $3.38         $ 56.00   $169.00
     Third Quarter                          $0.20     $1.50         $ 10.00   $ 75.00
     Fourth Quarter                         $0.02     $0.20         $  1.00   $ 10.00

     Prior to February 29, 1996, WRT's common stock was quoted on the NASDAQ National Market under the symbol "WRTE". During the period January 1, 1996 through February 29, 1996, the high and low sale prices reported on the NASDAQ National Market were $1.19 and $0.25, respectively. Effective February 29, 1996, WRT's common stock was delisted from the NASDAQ National Market.

     Holders of Record

     At the close of business on March 9, 1999, there were 3,445,206 shares of Common Stock outstanding held by 334 shareholders of record.

     Dividend Policy

     The Company has never paid dividends on the Common Stock. The Company currently intends to retain all earnings to fund its operations. Therefore, the Company does not intend to pay any cash dividends on the Common Stock in the foreseeable future.

Item 6.   Selected Financial Data

     The following selected financial data as of and for the years ended December 31, 1998 and 1997, and as of and for the six months and 10 days ended July 10, 1997, for the Predecessor Company and the five months 21 days ended December 31, 1997, for the Company are derived from the consolidated financial statements of the Company included elsewhere in the Annual Report. The selected financial data at December 31, 1996, 1995 and 1994 and for the years then ended have been derived from historical consolidated financial statements of WRT. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report.




                                Reorganized Company              Predecessor Company
                               ---------------------  -----------------------------------------
                                          July 11,    Six Months
                                           1997 to    10 Days
                                       December 31,   July 10,       Year Ended December 31,
                                                                  -----------------------------
                                  1998       1997       1997       1996       1995        1994
                                  ----       ----       ----       ----       ----        ----
   (in thousands, except per
        share amounts)

Statement of Operation Data
Oil and gas sales               $  8,298  $  9,456    $ 10,138  $  24,019   $ 24,655    $ 11,034
                                --------- ----------  ---------  ---------  ----------  ---------

Operating expenses                66,415    11,478(1)   11,002     40,855    139,497(2)   10,126
                                --------- ----------  ---------  ---------  ----------  ---------
Net income (loss) from
   operations                    (58,117)   (2,022)       (864)   (16,836)  (114,842)        908
                                --------- ----------  ---------  ---------  ----------  ---------

Interest expense                  1,534        727      1,106       5,562      13,759         19
Reorganization costs                  -          -      7,771       7,345           -          -

Net income (loss) before
   income taxes and
   extraordinary item           (59,105)    (1,713)    (9,615)    (29,387)   (128,175)     4,266

Extraordinary item                     -          -     88,723          -          -           -
Net income (loss) before
   dividends on preferred
   stock                        (59,105)    (1,713)     79,108    (29,387)   (128,175)     4,230

Dividends on preferred stock           -          -     (1,510)    (2,846)     (2,846)    (2,846)

Net income (loss) available
   to common stock              (59,105)    (1,713)     77,598    (32,233)   (131,021)     1,384

Earnings (loss) per common and
   Common equivalent share       (72.34)     (3.88)      N/A         N/A        N/A         N/A
Average common and common
   equivalent shares
   outstanding                       817        442      9,539      9,539       9,466      7,792
Capital expenditures            $    991  $   5,644   $  2,562   $  4,823    $116,730    $40,087

                                Reorganized Company             Predecessor Company
                               ---------------------  -----------------------------------------
                                          July 11,
                                           1997 to
                                       December 31,            Year Ended December 31,
                                                      -----------------------------------------
                                  1998       1997         1996           1995            1994
                                  ----       ----         ----           ----            ----
Balance Sheet Data (in
thousands)
Working capital (deficit)       $ (3,204) $    (719)   $(148,932)     $(131,601)     $   6,301
Property, plant and
equipment, net                    19,990     81,501       56,899         63,913         59,042
Total assets                      27,568     92,346       68,076         79,247         81,857
Total long-term debt                 381     13,528            -              -          6,260
Shareholders' equity (deficit)    18,503     70,280      (60,551)       (61,869         63,538

(1) Operating expenses for 1998 include a non-cash charges of $50,131,000 for impairment of oil and gas properties, $271,000 for abandonment of long-lived assets and a $244,000 provision for doubtful accounts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Operating expenses for 1995 include a non-cash charge of $103,000,000 related to impairment of long-lived assets pursuant to SFAS No. 121, non-cash charges of $3,600,000 related to a minimum production guarantee obligation, a $2,000,000 provision for doubtful accounts, and a $1,400,000 charge related to restructuring costs incurred. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The following discussion and analysis of the Company's financial condition and results of operations is based in part on the consolidated financial statements and the notes thereto included elsewhere in this Annual Report and should be read in conjunction therewith.

     Recent Events

     West Cote Blanche Bay

     In the first quarter of 1999, the Company completed a seven well recompletion project increasing production at West Cote by approximately 900 BOPD and 1.8 MCFPD. The Company is currently evaluating additional rework possibilities and a five well new drill program.

     On March 27, 1998, the Company and Tri-C Resources, Inc. executed an agreement to farmout drilling rights at WCBB. During the course of the three phase program contemplated by the agreement, Tri-C agreed to either drill 22 wells to an average depth of 6,500 feet or to drill 12 wells to the same depth and shoot 3-D seismic surveys covering the field. Under the Farmout Agreement, the Company would be carried for a 30% to 50% working interest in each well. Once Tri-C successfully completed all three phases of the program, it would earn a 50% interest in the WCBB field. On December 23, 1998, Tri-C notified the Company that it was terminating the Farmout Agreement. The Company believes the termination of the Agreement was a breach of contract and is currently reviewing its legal course of action.

     On October 6, 1998, the Company and Plymouth Resources 1998, L.L.C. ("Plymouth") executed a wellbore farmout on WCBB in which Plymouth agreed to rework 15 wells in the first year of the farmout. Each year thereafter, Plymouth agreed to rework at least 22 wells a year. The Company was to receive a 50% reversionary interest calculated on a well by well basis. The effectiveness of the agreement was subject to the prior consent of Texaco Exploration and Production, Inc. In December 1998, Texaco informed the Company that it would not consent to the Farmout Agreement as written. By letters dated January 4, 1999 and February 24, 1999, Plymouth alleged that Gulfport breached the August 1998 Farmout Agreement by engaging in a rework program at WCBB. The Company does not agree with the contention that it breached the Farmout Agreement since the required consents could not be obtained.

     Rights Offering

     On November 20, 1998, the Company completed a $7.5 million Rights Offering. The Company distributed 200,000,000 nontransferable rights at an exercise price of $0.05 per right equal to 4,000,000 rights at $2.50 after giving effect to the Stock Split to the Company's existing shareholders. Each right entitled the holder thereof to subscribe to purchase one share of common stock at the exercise price. Each shareholder who exercised in full his basic subscription privilege was entitled to oversubscribe for additional rights. A total of 150,183,199 rights were exercised for $7,509,000. As of the date of the Rights Offering, Affiliated Shareholders were owed $4.6 million by the Company. In the Rights Offering, the Affiliated Shareholders exercised 87,609,761 rights through the forgiveness of $4,380,000 of debt. (See Certain Relationships and Related Transactions.)

     Sale of Properties

     The Company sold, effective July 1, 1998, its interest in the Napoleonville field for $1.1 million and a 2.5% overriding royalty interest in field. In connection with the sale, the purchaser agreed to establish a plugging and abandoning escrow account in accordance with the provisions of LSA R.S. 30:88, et. seq. The establishment of this escrow account is intended to protect the Company from future liability associated with the plugging and abandoning of the field and associated environmental liabilities.

     The Company and Castex Energy 1996, L.P. ("Castex") entered into a purchase and sale agreement whereby Castex agreed to purchase Bayou Penchant, Bayou Pigeon, Deer Island, Golden Meadow and Lac Blanc for $7.8 million plus overriding royalties and reversionary interests in the properties. Prior to the closing, Castex notified the Company of a title defect at Lac Blanc. As a result, the $936,000 purchase price attributable to Lac Blanc was placed in a closing escrow until the title defect could be resolved. Additionally, the $911,000 held in a plugging escrow for Lac Blanc was also placed in the closing escrow. Once the title defect is cured, the $936,000 purchase price shall be released to the Company's principal lender, ING, and the $911,000 plugging escrow will be distributed to Castex.

     Spin-Off

     After consummation of the Plan, DLB owned 48.89% of the issued and outstanding shares of Gulfport Common Stock. On April 28, 1998, DLB merged into Chesapeake Energy Corporation. Immediately prior to the merger, DLB distributed all of DLB's equity interest in the Company to the then existing DLB shareholders.

Credit Facility

     In December 1994, WRT entered into a $40,000,000 credit facility with International Nederlanden (U.S.) Capital Corporation ("INCC") ("INCC Credit Facility") that was secured by substantially all of WRT's assets. At December 31, 1996, WRT had borrowings outstanding of $15,000,000, the maximum amount of borrowings available under the INCC Credit Facility. At December 31, 1995, the revolving loan borrowings were converted to a term loan whereby quarterly principal payments of one-sixteenth of the outstanding indebtedness were due and payable. Amounts outstanding under the INCC Credit Facility bore interest at an annual rate selected by WRT of either (i) the London Inter-Bank offered rate ("LIBOR") plus 3%, or (ii) the Lender's prime lending rate plus 1.25%.

     At December 31, 1996, WRT was in default under certain financial covenants of the INCC Credit Facility. Accordingly, WRT classified the debt as current at December 31, 1996. While WRT was in bankruptcy, INCC was stayed from enforcing certain remedies provided for in the ING Credit Agreement and the indenture. On the Effective Date, this loan was repaid in full along with $3,154,000 in accrued interest and legal fees.

     On the Effective Date, the Company entered into a new $15,000,000 Credit Agreement (the "ING Credit Agreement") with ING (U.S.) Capital Corporation (successor to INCC) ("ING") that was secured by substantially all of the Company's assets. Initial loan fees of $188,000 were paid on or prior to the Effective Date, an additional loan fee of $100,000 was made on December 31, 1997 and a loan fee of $100,000 was due on or before December 31, 1998. The loan matures on July 11, 1999, with interest to be paid quarterly and with three interim principal payments of $1,000,000 each to be made in September 1998, December 1998, and March 1999. This loan bears interest at the option of the Company at either (i) LIBOR plus 3% or (ii) ING's fluctuating "reference rate" plus $1.25%. This loan is collateralized by substantially all of the Company's assets. At December 31, 1998, this rate was 8.6875%.

     The ING Credit Agreement contains restrictive covenants which impose limitations on the Company with respect to, among other things: (i) the maintenance of current assets equal to at least 110% of current liabilities (excluding any current portion of the ING Credit Agreement); (ii) the incurrence of debt outside the ordinary course of business; (iii) dividends and similar payments; (iv) the creation of additional liens on, or the sale of, the Company's oil and gas properties and other assets; (v) the Company's ability to enter into forward, future swap or hedging contracts; (vi) mergers or consolidations; (vii) the issuance of securities other than Common Stock and options or warrants granting the right to purchase Common Stock; (viii) the sale, transfer, lease, exchange, alienation or disposal of Company properties or assets; (ix) investments outside the ordinary course of business; (x) transactions with affiliates; (xi) general and administrative expenditures in excess of $1 million during any fiscal quarter or in excess of $3 million during each fiscal year; and (xii) the maintenance of an aggregate net present value attributable to all collateral as determined from engineering reports equal to 120% of the principal amount of the ING Credit Agreement on such date.

     On August 18, 1998, the Company amended the ING Credit Agreement (the "Amended ING Credit Agreement") to, among other things: (i) delete the coverage ratio set forth in the ING Credit Agreement, and (ii) require interest payments to be made by the Company on a monthly basis. The principal amount and the interest rate set forth in the ING Credit Agreement remain unchanged. In connection with the execution and delivery of the Amended ING Credit Agreement, ING waived certain provisions of the ING Credit Agreement to permit certain actions by the Company. In consideration for entering into the Amended ING Credit Agreement and granting certain waivers, the Company and ING further agreed that (a) the Company will pay a $250,000 amendment fee to ING on July 11, 1999, provided that such amendment fee will be waived if the amounts owed to ING under the Amended ING Credit Agreement have been paid in full by July 10, 1999; and (b) the Company shall issue warrants to ING, in that such warrants will permit ING to purchase 2% of the outstanding shares of Common Stock on a fully diluted basis.

     On November 20, 1998, the Company and ING entered into a letter agreement wherein ING consented to the Castex sale and the Company agreed to issue ING warrants to purchase .05% of the outstanding shares of Common Stock on a fully diluted basis if (1) the Company elected not to complete the November 20, 1998 Rights Offering, (2) did not spend the proceeds from the Rights Offering as specified in the letter agreement or (3) raise less than $10,000,000 in the November 20, 1998 Rights Offering. The Rights Offering was completed and raised $7,500,000. On November 20, 1998, ING was issued the additional warrants.

     The Company did not make the $100,000 loan fee due on December 31, 1998 and does not plan to make the $1.0 million principal payment due on March 31, 1999. The Company has requested ING to capitalize the two payments and extend the note for two years with principal reduction beginning in the Fourth Quarter of 1999. ING has agreed to extend the March 31, 1999 principal payment due date until April 30, 1999 so that the parties can discuss the terms of an extension. The approval of an extension on the terms thereof are unknown and cannot be guaranteed by the Company. Currently the Company has prioritized utilization of cash flow to develop underdeveloped reserves. Only 1% of the Company's reserves are currently developed. The Board believes that profitability of the Company depends on tapping into the undeveloped reserves.

     For further information regarding the filing for protection under Chapter 11 of the Federal Bankruptcy Code see Item 1 "Business - Events Leading to the Reorganization Case".

     Accounting Change

     Before July 11, 1997, the Company used the successful efforts method for reporting oil and gas operations. Commencing on the Effective Date, the Company converted to the full cost pool method of accounting for its oil and gas operations to be in conformity with the method used by DLB, its principal shareholder.

     Due to the restating of property values to comply with fresh start accounting and the conversion from the successful efforts method to the full cost pool method for reporting oil and gas operations on the Effective Date, comparison of depreciation, depletion, and amortization expense for the years ended December 31, 1998 and 1997, with prior years will not be meaningful.

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

                                                    Year Ended December 31,
                                            ---------------------------------------
                                              1998           1997           1996
                                            ----------    -----------   -----------
Production Volumes
        Oil (MBBLS                             441             566           615
        Gas (MMCF)                             421           2,818         3,629
        Oil equivalents (MBOE)                 512           1,036         1,220
Average Prices
        Oil (per BBL)                        $15.48         $20.93        $22.17
        Gas (per MCF)                        $ 2.30         $ 2.86        $ 2.86
        Oil equivalents (per MBOE)           $15.18         $19.20        $19.68
Average production costs (per BOE)           $14.01         $ 9.05        $10.90
Average production taxes (per BOE)           $ 1.49         $ 1.48        $ 1.47

     Comparison of Years Ended December 31, 1998 and 1997

     The Company reported net (loss) attributable to common stock of $(59,105,000) for the year ended December 31, 1998, as compared with net income attributable to common stock of $77,598,000, for the year ended December 31, 1997. The major change in earnings attributable to common stock of $136,703,000 was due primarily to the following factors: (1) the write-down of oil and gas properties totaling $50,131,000, (2) the decrease in oil and gas revenues, (3) the sale of oil and gas properties resulting in an additional decrease in production and (4) the gain on discharge of debt in the amount of $88,723,000 which dramatically affected 1997 earnings.

     Impairment of oil and gas properties. During 1998, the Company incurred an impairment of oil and gas properties of $50,130,000. The value of the oil and gas properties was impaired due primarily to the reduction in the present value of anticipated future cash flow which occurred as a result of a 36% decrease in the BOE prices from $17.91 used in the January 1, 1998 reserve report to $11.43 used in the January 1, 1999 reserve report.

     Oil and Gas Revenues. During 1998, the Company reported oil and gas revenues of $8,298,000, a 58% decrease from revenues of $19,894,000 for 1997. The decreased revenues are attributable to a decrease in production volumes of 512 MBOE along with a decrease of $4.02 per BOE in average sales price for the year.

     Decrease in Production. During 1998, production decreased only 512 MBOE resulting primarily from the sale of producing oil and gas properties effective April 1, 1998 located in Bayou Pigeon, Bayou Penchant, Deer Island, Lac Blanc, and Golden Meadow and the sale of Napoleonville effective September 1, 1998.

     Extraordinary Gain. During 1997, the Company recognized an extraordinary gain of $88,723,000 related to the forgiveness of debt recognized in connection with implementing the Plan of Reorganization.

     In 1998, the Company reduced several key expenditures including production costs, general and administrative expenses, taxes and interest expense.

     Production Costs. Production costs decreased $1,604,000, or 17%, to $7,782,000 in 1998 from $9,386,000 in 1997. Production costs per BOE increased 49% from $9.41 per BOE in 1997 to $14.01 per BOE in 1998. Overall costs decreased in part because of decreases in lease operating expenses and the sale of various producing properties. However, the production costs per BOE rose in 1998 because of the sale of various producing properties which decreased the number of BOE to carry production costs and the added expenditure of plugging 40 wells at WCBB.

     General and Administrative Expense. General and administrative expenses decreased by 22% from $3,642,000 in 1997 to $2,849,000 in 1998. The decrease is due primarily to a reduction in contract services incurred in connection with implementing the plan of reorganization during 1997. In addition, during 1998 management reduced its work force and implemented other cost savings. During 1997, the Company capitalized $417,000 in general and administrative expenses. Considering the total G&A incurred for 1997, the expenses were reduced by 30%.

     Gross Production Taxes. Production taxes decreased by $719,000, or 47%, from $1,533,000 in 1997 to $814,000 in 1998. This decrease is attributable to the reduction in oil and gas sales.

     Interest Expense. Interest expense decreased $299,000, from $1,833,000 for 1997 to $1,534,000 for 1998.

     Other changes in income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 were attributable to the following factors:

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $4,324,000 in 1998 consisting of $4,136,000 in depletion on oil and gas properties and $189,000 in depreciation of other property and equipment. Due to the restating of property values to comply with fresh start accounting and the conversion from the successful efforts method to the full cost pool method for reporting oil and gas operations on the Effective Date, comparisons of 1997 depreciation, depletion, and amortization expense with prior years will not be meaningful.

     Provision for Doubtful Accounts. Bad Debt expense increased $173,000 from $71,000 in 1997 to $244,000 in 1998.

     Restructuring Charges and Reorganization Costs. During 1997, the Company incurred $7,771,000 in reorganization costs, consisting of $3,000,000 contributed to the Litigation Entity as called for in the Plan of Reorganization, $1,515,000 reimbursed to DLB for restructuring costs it incurred on the Company's behalf.

     Abandonment of Long-Lived Assets. During 1998, the Company abandoned computer software costs in the amount of $271,000.

     Comparison of Years Ended December 31, 1997 and 1996

     The Company reported net income attributable to common stock of $77,598,000 for the year ended December 31, 1997, as compared with net loss attributable to common stock of $32,233,000, for the year ended December 31, 1996. The change in earnings attributable to common stock of $109,628,000 was due to the following factors: (1) the extraordinary gain of $88,723,000 related to the forgiveness of debt, (2) the decrease in production costs and (3) the decrease in interest expense.

     Extraordinary Gain. During 1997, the Company recognized an extraordinary gain of $88,723,000 related to the forgiveness of debt recognized in connection with implementing the Plan of Reorganization.

     Production Costs. Production costs decreased $3,918,000, or 29%, to $9,386,000 in 1997 from $13,304,000 in 1996. Production costs per BOE decreased 14% from $10.92 in 1996 to $9.41 per BOE in 1997. This decrease in production costs per BOE was due primarily to the addition in 1996, the following, as additional production costs (1) disputed claims adjustments totaling approximately $2,814,000, (2) the Milam Royalty Corp. settlement in the amount of $1,172,000, and (3) the Lac Blanc purchase price adjustment in the amount of $479,000. Production costs per BOE excluding the previously mentioned items increased by $0.81 in 1997 as compared with 1996, due primarily to increased workover activities.

     Interest Expense. Interest expense decreased $3,729,000, from $5,562,000 for 1996 to $1,833,000, primarily due to the termination of the interest accrual on the $100,000,000 in Senior Notes as of February 14, 1996 (the filing date of the Chapter 11 proceedings). The decrease is primarily due to payment of principal totaling $10,580.000.

     Oil and Gas Revenues. During 1997, the Company reported oil and gas revenues of $19,894,000, a 17% decrease from revenues of $24,019,000 for 1996. The decreased revenues are attributable to a decrease in production volumes of 184 MBOE along with a decrease of $ .48 per BOE in average sales price for the year. The production declines are due primarily to normal production declines and the loss of production from two large oil wells on the Deer Island lease during 1997, offset in part by the addition of an additional 50% interest in the WCBB properties on the Effective Date.

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

     General and Administrative Expense. General and administrative expenses increased by 13% from $3,210,000 in 1996 to $3,642,000 in 1997 due primarily to a decrease of $616,000 in administrative costs charged to operations resulting from certain changes in billing practices implemented in 1997. Also contributing to this increase was a substantial increase in audit fees and contract labor incurred in connection with implementing the plan of reorganization. These increases were partially offset by lower salaries expenses and other cost savings implemented by management.

     Provision for Doubtful Accounts. Provision for doubtful accounts decreased $462,000 from $5,158,000 in 1996 to $4,696,000 in 1997. The provision for doubtful accounts for 1996 consists primarily of an allowance of a receivable in the amount of $4,278,000 relating to the Tri-Deck legal proceeding (See "Legal Proceedings"). On January 20, 1998, the Company's rights to its claims against Tri-Deck were assigned to the Litigation Trust in consideration for the right to receive 50% of the net proceeds from the settlement of these claims. In addition, during 1996 the Company charged an additional $880,000 to bad debts expense related to receivable deemed uncollectible as a result of the Reorganization Case.

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

     Liquidity and Capital Resources

     The primary capital commitment faced by the Company is the payments due under the ING Credit Facility. At December 31, 1998, the outstanding principal balance under the ING Credit Agreement was $4,779,000. Pursuant to the terms of the ING Credit Agreement, the Company may elect to be charged at either (i) LIBOR plus 3% or (ii) ING's fluctuating "reference rate" plus 1.25%. A principal payment of $1,000,00 is due March 31, 1999 with the remaining principal balance due at maturity on July 10, 1999. A loan commitment fee of $100,000 was due on December 31, 1998 with a final commitment fee of $250,000 due at July 10, 1999 if the loan has not been paid off by that date.

     The Company did not pay the December 31, 1998 loan commitment fee and does not plan on paying the March 31, 1999 principal payment. During a year of record low product prices, the Company drastically reduced general and administration expenses, production costs, taxes and decreased the outstanding loan balance from $10,000,000 at December 31, 1997 to $4,779,000 at December 31, 1998. The
closing escrow of $936,000 from the Castex sale is expected to break in early April further reducing the ING loan balance to $3,843,000.

     At this point, the Company is confident in its ability to service the loan and make monthly interest payments. Management has determined that it is in the best interest of the Company to utilize its cash flow to develop undeveloped reserves rather than making principal payments to ING. In the First Quarter of 1999, the Company completed seven workovers in WCBB adding approximately 900 BOPD and 1.8 MCFGPD. The gas production alone equates to a cost savings of an average $60,000 a month since the Company no longer has to purchase gas lift gas for the field. With only 1% of the Company's reserves currently producing, Management believes that tapping into the non-producing reserves with the
limited  cash  flow   available  is  in  the  best  interest  of  the  Company's
Stockholders.

     The Company has requested ING to extend the Note for two years with principal reduction payments beginning in the Fourth Quarter of 1999. ING has agreed to extend the principal payment due on March 31, 1999 to April 30, 1999 to allow the parties time to negotiate the extension. The ability to negotiate an extension or terms thereof are uncertain at the date of this filing.

     Net cash flow used by operating activities for the year ended December 31, 1998 was $3,851,000 as compared to net cash flow used by operating activities of $3,890,000 for year ended December 31, 1997. The Company expects to positively cash flow for 1999. After making reductions in production costs, finding costs, general and administrative expenses, taxes and interest expenses, the Company believes it has substantially improved its cash flow position.

     Net cash provided in financing activities for 1998 was $6,217,000 as compared to $5,137,000 during 1997. The 1998 net cash flows from financing occurred as a result of the $3,000,000 from the Stockholder Credit Facility and the net proceeds from the 1998 Rights Offering. The 1998 Rights offering after expenses yielded $7,328,000 to the Company. Affiliated Stockholders exercised rights in the 1998 Rights Offering through the forgiveness of $4.6 million in debt, thus netting $3,217,000 to the Company for the net cash proceeds from the 1998 Rights Offering. Net cash provided in financing activities in 1997 was $5,137,000.

     Commitments and Contingencies

     During 1995, the Company entered into a marketing agreement with Tri-Deck pursuant to which Tri-Deck would market all of the Company's oil and gas production. Subsequent to the agreement, James Florence, who served as both Tri-Deck's principal and WRT's Director of Marketing, assigned Tri-Deck's right to market the Company's oil production to Plains Marketing and assigned Tri-Deck's right to market the Company's gas production to Perry Gas. During early 1996, Tri-Deck failed to make payments to the Company attributable to several months of the Company's gas production. Consequently, on May 20, 1996, the Company filed with the Bankruptcy Court a Motion to Reject the Tri-Deck Marketing Agreement, and on May 29, 1996, the Company initiated an adversarial proceeding against Tri-Deck and Perry Gas. Perry Gas was the party which ultimately purchased the Company's gas production for the months in question.

     On January 20, 1998, Gulfport and the Litigation Entity entered into a Clarification Agreement to clarify provisions of the Plan regarding the rights of the Company and the Litigation Entity to prosecute certain causes of action arising from the Tri-Deck matter. As a part of the Clarification Agreement, the Litigation Entity will intervene or be substituted as the actual party in interest in the Tri-Deck case and reimbursed the Company $100,000 for legal fees incurred by the Company. As additional consideration for the contribution of this claim to the Litigation Entity, the company is entitled to receive 85% of the recovery of all monies held in the court registry and 50% of the recovery from all other Tri-Deck litigation pursued by the Litigation Entity.

     On July 20, 1998, Sanchez Oil & Gas Corporation ("Sanchez") initiated litigation against the Company in the fifteenth Judicial District Court, Parish of Lafayette, State of Louisiana. In its petition, Sanchez alleged, among other things, that the Company was obligated, by virtue of the terms of a letter of intent, to grant a sublease to Sanchez for an undivided 50% interest in two of the Company's oil, gas and mineral leases covering lands located in the North Bayou Penchant area of Terrebonne Parish, Louisiana. Pursuant to this lawsuit, Sanchez is seeking specific performance by the Company of the contractual obligation that Sanchez alleges to be present in the letter of intent and monetary damages. The Company sold North Bayou Penchant in one of the 1998 sales (see Recent Events). In connection with the sale, the Company, Castex and Sanchez reached an amicable resolution of this dispute. Settlement papers are currently being drafted.

     Year 2000 Compliance

     The Company has and will continue to make investments in software systems and applications to ensure it is Year 2000 compliant. It is not anticipated that the process of ensuring that the Company is Year 2000 compliant will have a material impact on the Company's financial condition.

Item 8.  Financial Statements and Supplementary Data



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

              CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                        DECEMBER 31, 1998, 1997 AND 1996



Independent Auditors' Reports                                            F-2
Balance Sheets, December 31, 1998 and 1997                               F-4
Statements of Operations, The Year Ended December 31, 1998,
  Periods July 11, 1997 to December 31, 1997,  January 1,
  1997 to July 10, 1997, and the Year Ended December 31, 1996            F-5
Statements of  Shareholders'  Equity,  The Year Ended December
  31, 1998, and the Periods July 11, 1997 to December  31, 1997,
  January 1, 1997 to July 10, 1997                                       F-6
Statements of Cash Flows,  The Year Ended  December 31,  1998,
  Periods July 11, 1997 to December  31,  1997,  January 1, 1997
  to July 10,  1997,  and the Year Ended December 31, 1996               F-7
Notes to Financial Statements                                            F-9



All financial statement schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT
                 PRE-EMERGENCE CONSOLIDATED FINANCIAL STATEMENTS


The Board of Directors and
Shareholders of Gulfport Energy Corporation:

     We have audited the accompanying statements of operations, shareholders' equity, and cash flows for the period from January 1, 1997 to July 10, 1997 and the year ended December 31, 1996 of Gulfport Energy Corporation (formerly WRT Energy Corporation a Texas corporation) (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Gulfport Energy Corporation and its cash flows for the period from January 1, 1997 to July 10, 1997 and the year ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, on May 2, 1997, the Company's plan of reorganization (the "Plan") was confirmed by the bankruptcy court. The Plan was substantially consummated on July 11, 1997 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start reporting. As a result of the adoption of fresh start reporting, the post-emergence financial statements are not comparable to the pre-emergence consolidated financial statements.



                                HOGAN & SLOVACEK








Oklahoma City, OK
March 25, 1999

                          INDEPENDENT AUDITORS' REPORT
                       POST-EMERGENCE FINANCIAL STATEMENTS


The Board of Directors and
Shareholders of Gulfport Energy Corporation:

     We have audited the accompanying balance sheets of Gulfport Energy Corporation (a Delaware corporation) (formerly WRT Energy Corporation) (the "Company") as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1998 and for the period from July 11, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the financial statements, the Company's reserve report prepared as of January 1, 1999, which estimates proven reserves, indicates that substantial future capital expenditures are necessary to fully develop its total proven reserves of which only approximately 1% are currently producing. At December 31, 1998, the levels of production and the price of oil and gas revenues from these producing properties will not be sufficient to finance the estimated future capital expenditures necessary to fully develop the existing proven reserves, nor recover the carrying value of the Company's oil and natural gas properties. These conditions have caused us to change our unqualified opinion dated March 27,1998, regarding the financial position of the Company at December 31,1997. Management's plans regarding the financing of anticipated future development costs are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In our opinion, except for the effect of the matters discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Gulfport Energy Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and for the period from July 11, 1997 to December 31, 1997, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, on May 2, 1997, the Company's plan of reorganization (the "Plan") was confirmed by the bankruptcy court. The Plan was substantially consummated on July 11, 1997 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start reporting. As a result of the adoption of fresh start reporting, the post-emergence financial statements are not comparable to the pre-emergence consolidated financial statements.

     As discussed in Note 1 to the financial statements, on July 11, 1997, the Company changed its method of accounting for oil and natural gas properties.



                                HOGAN & SLOVACEK





Oklahoma City, OK
March 25, 1999

                          GULFPORT ENERGY CORPORATION
                                 BALANCE SHEETS

-----------------------------------------------------------------------------------------

                                                                    December 31,
                                                        ---------------------------------
                                                             1998             1997
                                                        ---------------- ----------------
                        ASSETS

Current assets:
    Cash and cash equivalents                           $     2,778,000   $     1,203,000
    Cash, restricted                                            936,000         2,060,000
    Accounts receivable, net of allowance
      for doubtful accounts of $4,607,000 and
      $4,696,000 for 1998 and 1997, respectively              1,656,000         4,364,000

    Prepaid expenses and other                                  110,000           192,000
                                                        ---------------- ----------------
      Total current assets                                    5,480,000         7,819,000
                                                        ---------------- ----------------

Property and equipment:
    Oil and natural gas properties                           77,042,000        84,466,000
    Other property and equipment                              1,867,000         1,577,000
    Accumulated depletion, depreciation,
      amortization and impairment reserve                   (58,919,000)       (4,542,000)
                                                        ---------------- ----------------
      Property and equipment, net                            19,990,000        81,501,000
                                                        ---------------- ----------------

Other assets                                                  2,098,000         3,026,000
                                                        ---------------- ----------------

                                                        $    27,568,000  $     92,346,000
                                                        ================ ================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities            $     3,890,000  $      6,346,000
    Current maturities of long-term debt                      4,794,000         2,192,000
                                                        ---------------- ----------------
      Total current liabilities                               8,684,000         8,538,000

Long-term debt                                                  381,000        13,528,000
                                                        ---------------- ----------------

    Total liabilities                                         9,065,000        22,066,000
                                                        ---------------- ----------------

Commitments and contingencies                                         -                 -

Shareholders' equity:
    Preferred stock - $.01 par value, 1,000,000
      authorized, none issued                                         -                 -
    Common stock - $.50 par value, 250,000,000
      authorized, 3,445,206 and 441,526
      issued and outstanding at December 31,
      1998 and 1997, respectively                             1,723,000           221,000
    Paid-in capital                                          77,598,000        71,772,000
    Accumulated deficit                                     (60,818,000)       (1,713,000)
                                                        ---------------- ----------------
      Total shareholders' equity                             18,503,000        70,280,000
                                                        ---------------- ----------------

                                                        $    27,568,000  $     92,346,000
                                                        ================ ================

                 See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                            STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------
                                           Reorganized Company        Predecessor Company
                                        --------------------------  --------------------------
                                         Year Ended,    July 11,      January 1,   Year Ended
                                        December 31,    through        through     December 31,
                                        -------------  December 31,    July 10,   -------------
                                            1998         1997           1997         1996
                                        ------------- ------------  ------------- -------------
REVENUES:
    Gas sales                           $  1,346,000  $  3,344,000  $  4,706,000  $ 10,382,000
    Oil and condensate sales               6,952,000     6,412,000     5,432,000    13,637,000
    Other income, net                        546,000       736,000       126,000       356,000
                                        ------------- ------------  ------------- -------------
                                           8,844,000    10,492,000    10,264,000    24,375,000
                                        ------------- ------------  ------------- -------------

COSTS AND EXPENSES:
    Operating expenses including
      production taxes                     8,596,000     5,397,000     5,514,000    15,095,000
    Impairment of oil and gas properties  50,130,000             -             -             -
    Depletion, depreciation
      and amortization                     4,325,000     4,542,000     3,314,000     7,973,000
    General and administrative             2,849,000     1,539,000     2,103,000     3,210,000
    Interest                               1,534,000       727,000     1,106,000     5,562,000
    Provision for doubtful accounts          244,000             -        71,000     5,158,000
    Impairment of long-lived assets          271,000             -             -     3,864,000
    Minimum production
      guarantee obligation                         -             -             -     5,555,000
                                        ------------- ------------  ------------- -------------
                                          67,949,000    12,205,000    12,108,000    46,417,000
                                        ------------- ------------  ------------- -------------

LOSS BEFORE REORGANIZATION EXPENSES
  AND INCOME TAXES                       (59,105,000)  (1,713,000)    (1,844,000)  (22,042,000)
Reorganization expenses                            -            -      7,771,000     7,345,000
                                        ------------- ------------  ------------- -------------

LOSS BEFORE INCOME TAXES                 (59,105,000)  (1,713,000)    (9,615,000)  (29,387,000)
Income tax expense                                 -            -              -             -
                                        ------------- ------------ -------------- -------------

LOSS FROM OPERATIONS BEFORE
   EXTRAORDINARY ITEM-                   (59,105,000)  (1,713,000)    (9,615,000)  (29,387,000)
EXTRAORDINARY GAIN                                 -            -     88,723,000             -
                                        ------------- ------------ -------------- -------------
NET INCOME (LOSS)                        (59,105,000)  (1,713,000)    79,108,000   (29,387,000)
Preferred stock dividends, net                     -            -     (1,510,000)   (2,846,000)
                                        ------------- ------------ -------------- -------------

NET INCOME (LOSS) APPLICABLE TO
     COMMON STOCK                       $(59,105,000) $(1,713,000) $  77,598,000  $(32,233,000)
                                        ============= ============ ============== =============

PER SHARE (LOSS) OF COMMON
     STOCK AMOUNTS                      $     (72.35) $     (3.88)           N/A           N/A
                                        ============= ============ ============== =============
AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES
    OUTSTANDING                              816,986      441,526      9,539,000     9,539,000
                                        ============= ============ ============== =============

                 See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------

                                              Common
                                              Stock                Additional
                          Preferred    -----------------------      Paid-In       Accumulated      Treasury
                            Stock        Shares       Amount        Capital         Deficit          Stock
------------------------------------------------------------------------------------------------------------

Balance,
    December 31, 1996   $ 27,677,000     9,539,207  $    95,000   $ 39,571,00   $ (157,562,000   $  (332,000)

    Net income                     -             -            -             -       79,108,000             -

    Effect of fresh
     start reporting    $(27,677,000)   12,537,108      126,000    32,201,000       78,454,000       332,000
                        ------------------------------------------------------------------------------------
Balance,
    July 11, 1997                  -    22,076,315      221,000    71,772,000                -             -

    Net loss                       -             -            -             -       (1,713,000)            -

    Reverse stock split            -   (21,634,789)           -             -                -             -
                        ------------------------------------------------------------------------------------

Balance,
     December 31, 1997             -       441,526      221,000    71,772,000       (1,713,000)            -

     Stock Rights
     offering                      -     3,003,680    1,502,000     5,826,000                -             -

     Net loss                      -             -            -             -      (59,105,000)            -
                        ------------------------------------------------------------------------------------

Balance,
     December 31, 1998  $          -     3,445,206  $ 1,723,000   $ 77,598,00   $  (60,818,000)  $         -
                        ====================================================================================

                 See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                            STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------
                                                      Reorganized Company                Predecessor Company
                                                   ----------------------------      ----------------------------
                                                                     July 11,         January 1,
                                                    Year Ended       through           through         Year Ended
                                                   December 31,     December 31,       July 10,       December 31,
                                                       1998           1997               1997             1996
--------------------------------                   ------------    ------------      ------------     ------------
Cash flows from operating activities:
    Net income (loss)                              $(59,105,000)   $(1,713,000)      $ 79,476,000      (29,387,000)
    Adjustments to reconcile
    net income
      (loss) to net cash provided by
      (used in) operating activities:
      Extraordinary item -
        Gain on debt discharge                                -              -        (88,723,000)              -
      Impairment of oil and gas properties           50,130,000              -                  -                -
      Depletion, depreciation
      and amortization                                4,519,000      4,633,000          3,314,000        8,882,000
      Provision for doubtful
      accounts receivable                               244,000              -             71,000        5,158,000
      Gain on sale of equipment                               -       (587,000)                 -                -
      Write-off of debt issuance costs
        and Senior Notes discount                             -              -                  -        5,263,000
      Impairment of long-lived assets                   271,000              -                  -        3,864,000
      Gain on sale of oil and gas properties                  -              -                  -           (5,000)
      Write-off of accounts receivable
        included in production costs                          -              -                  -       (1,172,000)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable      2,464,000     (1,077,000)           307,000         (515,000)
      (Increase) decrease in prepaid expenses            82,000       (117,000)          (331,000)         132,000
      Increase (decrease) in accounts payable
        and accrued liabilities                     (2,456,000)        556,000             301,000       11,365,000
      Increase in minimum production
         guarantee obligation                                -               -                  -        5,555,000
                                                    -----------    ------------        -----------     ------------
        Net cash provided by (used in)
           operating activities                     (3,851,000)      1,695,000         (5,585,000)       9,140,000
                                                    -----------    ------------        -----------     ------------
Cash flows from investing activities:
    Additions to cash held in escrow                  (280,000)       (133,000)           (22,000)        (121,000)
    Capital expenditures                            (1,330,000)     (5,644,000)        (2,562,000)      (4,823,000)
    Proceeds from sale of oil and gas properties     8,966,000          35,000                  -            5,000
    Proceeds from sale of equipment                     49,000       2,081,000                  -               -
    Decrease in other assets                           114,000         138,000                  -               -
                                                    -----------    ------------        -----------     ------------
        Net cash provided by (used in)
          investing activities                       7,519,000      (3,523,000)        (2,584,000)      (4,939,000)
                                                    -----------    ------------        -----------     ------------
Cash flows from financing activities:
    Proceeds from Rights offering                    7,328,000               -                  -                -
    Proceeds from borrowings                            35,000               -         15,000,000                -
    Payment of pre-petition liabilities
      and administrative claims                              -               -         (8,105,000)               -
    Proceeds for issuance of warrants                        -               -         13,300,000                -
    Principle payments on borrowing                (10,580,000)        (20,000)       (15,014,000)        (130,000)
    Payment of loan origination fees                         -        (200,000)                 -                -
                                                   -----------     ------------       -----------      ------------
        Net cash provided by (used in)
          financing activities                      (3,217,000)       (220,000)         5,181,000         (130,000)
                                                   -----------     ------------       -----------      ------------
Net increase (decrease) in cash and
  cash equivalents                                     451,000      (2,048,000)        (2,988,000)       4,071,000
Cash and cash equivalents -
  beginning of period                                3,263,000       5,311,000          5,679,000        1,608,000
                                                   -----------     ------------       -----------     ------------

Cash and cash equivalents - end
of period                                          $ 3,714,000     $ 3,263,000        $ 2,691,000     $  5,679,000
                                                   ===========     ============       ===========     ============

               See accompanying notes to the financial statements.

                           GULFPORT ENERGY CORPORATION
                            STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------
                                                      Reorganized Company                Predecessor Company
                                                   ----------------------------      ----------------------------
                                                                     July 11,         January 1,
                                                    Year Ended       through           through         Year Ended
                                                   December 31,     December 31,       July 10,       December 31,
                                                       1998           1997               1997             1996
--------------------------------                   ------------    ------------      ------------     ------------
Supplemental Disclosures of Cash
    Flow Information:
      Interest paid                                $ 1,334,000    $    505,000        $    28,000     $          -

Supplemental Information of Non-Cash
    Investing and Financing Activities:
      Accrued dividends on preferred stock                   -               -         (1,510,000)        (712,000)







                 See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Reorganization Proceedings

     Gulfport Energy Corporation (the "Company"), formerly known as WRT Energy Corporation ("WRT"), is a domestic independent energy company engaged in the production of oil and natural gas. On July 11, 1997, the Company's subsidiaries were merged into the Company. On the Effective Date of the reorganization, the state of incorporation of the Company was changed from the State of Texas to the State of Delaware. Prior to July 11, 1997, the financial statements represented the consolidated financial statements of the Company and its subsidiaries.

     As discussed in Note 3, on February 14, 1996, (the "Petition Date"), the Company filed a voluntary petition with the Bankruptcy Court for the Western District of Louisiana (the "Bankruptcy Court") for protection under Chapter 11 of the Bankruptcy Code. On May 2, 1997, the Bankruptcy Court confirmed an Amended Plan of Reorganization (the "Plan") for the Company and on the Effective Date an order of substantial consummation regarding the Plan became final and nonappealable. On the Effective Date, the Debtor was merged with and into a newly formed Delaware corporation named "WRT Energy Corporation" which on March 30, 1998 underwent a name change to "Gulfport Energy Corporation". Effective July 11, 1997 (the "Election Date"), the Company implemented fresh start reporting, as defined by the Accounting Standards Division of the American Institute of Certified Public Accountants Statement of Position Number 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

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

Fair Value of Financial Instruments

     At December 31, 1998, the carrying amounts of all financial instruments approximate their fair market values.

Oil and Natural Gas Properties

     Before July 11, 1997, the Company used the successful efforts method for reporting oil and gas operations. Commencing with the reorganization, the Company converted to the full cost pool method of accounting.

     Commencing July 11, 1997

     In  connection  with  the  implementation  of  fresh  start  reporting,  as described  in Note 3, the  Company  implemented  the full  cost  pool  method of accounting for oil and gas operations. Accordingly, all costs including nonproductive costs and certain general and administrative costs associated with acquisition, exploration and development of oil and natural gas properties are capitalized. Net capitalized costs are limited to the estimated future net revenues, after income taxes, discounted at 10% per year, from proven oil and natural gas reserves and the cost of the properties not subject to amortization. Such capitalized costs, including the estimated future development costs and site remediation costs, if any, are depleted by an equivalent units-of-production method, converting natural gas to barrels at the ratio of six MCF of natural gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves.

     During 1998, the Company recorded a loss impairment on its oil and gas properties of $50,130,000. This impairment reduced the carrying value of the oil and gas properties to $18,405,000, which is $9,018,000 less than the 10% discounted present value of these properties. Management elected to reduce the carrying value of the properties below the 10% discounted present value due to the significant amount of undeveloped reserves included in total proven reserves.

     Included in costs capitalized to the full cost pool are $417,000 in general and administrative costs incurred in 1997. General and administrative costs capitalized to the full cost pool are those incurred directly related to exploration and development activities such as geological costs and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. During 1998, no general and administrative costs were capitalized to the full cost pool.

     Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds. These costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of oil and gas leases not held by production, and available funds for exploration and development. During 1998, $5,097,000 of undeveloped leasehold cost was determined to be impaired and was included in the cost of oil and gas properties subject to amortization, and in the $5,130,000 improvement of oil and gas properties. At December 31, 1998, the Company had no oil and gas properties not subject to amortization.

     Prior to July 11, 1997

     Prior to July 11, 1997, the Company followed the successful efforts method of accounting for its oil and gas operations. Under the successful efforts method, costs of productive wells, development dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proven reserves as estimated by the Company's independent engineers. The Company's estimate of future dismantlement and abandonment costs was considered in computing the aforementioned amortization.

     Cost centers for amortization purposes were determined based on a reasonable aggregation of properties with common geological structures or stratigraphic conditions, such as a reservoir or field. The Company performed a review for impairment of proven oil and gas properties on a depletable unit basis when circumstances suggest the need for such a review. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit was recognized. Fair value, on a depletable unit basis, was estimated to be the present value of expected future net cash flows computed by applying estimated future oil and gas prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves.

     Exploration expenses, including geological, geophysical and costs of carrying and retaining undeveloped properties were charged to expense as incurred.

     Unproven properties were assessed periodically and a loss was recognized to the extent, if any, that the cost of the property had been impaired. If proven reserves were not discovered within one year after drilling was completed, costs were charged to expense.

Other Property and Equipment

     Depreciation of other property and equipment is provided on a straight-line basis over estimated useful lives of the related assets, which range from 7 to 30 years.

Implementation of Statement of Accounting Standards No. 121

      During December 31, 1996, the Company incurred a non-cash charge of $2,545,000 related to the impairment of its oil and gas properties as well as the impairment of some of its field equipment.

     During 1996, the Company also incurred a non-cash charge of $1,319,000 related to the impairment of its office and field equipment. Of this balance, $815,000 relates primarily to a write down of the Company's office equipment and computer software to its appraised fair market value, and the balance of $504,000 relates to a write down of the wireline equipment to its appraised fair value.

     During 1998, the Company abandoned $271,000 in software costs.

Earnings (Loss) per Share

     Earnings (loss) per share computations are calculated on the weighted-average of common shares and common share equivalents outstanding during the year. Common stock options and warrants are considered to be common share equivalents and are used to calculate earnings per common and common share equivalents except when they are anti-dilutive. See Note 11 for effects of reverse stock split.

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

Concentration of Credit Risk

     The Company operates in the oil and natural gas industry principally in the state of Louisiana with sales to refineries, re-sellers such as pipeline companies, and local distribution companies. While certain of these customers are affected by periodic downturns in the economy in general or in their specific segment of the natural gas industry, the Company believes that its level of credit-related losses due to such economic fluctuations has been immaterial and will continue to be immaterial to the Company's results of operations in the long term. Unrelated to economic fluctuations, during 1996, the Company incurred a bad debt in the amount of $4,278,000 related to marketing of its oil and gas by Tri-Deck Oil & Gas Company ("Tri-Deck"). See Notes 5 and 15 for further discussion. During 1998, the Company incurred a bad debt of $244,000 related to a disputed pre-bankruptcy receivable which was determined to be uncollectible.

     The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1998 and 1997 the Company held cash in excess of insured limits in these banks totaling $3,983,000 and $3,455,000 respectively.

     During the year ended December 31, 1998, approximately 76%, of the Company's revenues from oil and natural gas sales were attributable to five primary customers: Equiva Trading Company, Gathering and Energy Marketing, Corp., Black Hills Energy Resources, Inc., Prior Energy Company, and Plains Marketing, L.P. During the year ended December 31, 1997, approximately 99%, of the Company's revenues from oil and natural gas sales were attributable to sales to five primary customers: Prior Energy Company, Wickford Energy Marketing, Inc., Gathering and Energy Marketing Corp., Texaco Trading and Transportation and Mobil Oil Corporation. During the year ended December 31, 1996, approximately 89% of the Company's revenues from oil and gas sales were attributable to sales to five primary customers: Tri-Deck, Plains Marketing and Transportation, Inc., Texas-Ohio Gas, Inc., Riverside Pipeline Company and Prior Energy Company.

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

Stock Options and Warrant Agreements

     Effective at the date of reorganization, all previously issued stock option plans of the Company were terminated and all outstanding options were canceled. On that date, a Warrant Agreement, mandated under the Plan, went into effect. These warrants are exercisable at $10 per share and will expire on July 11, 2002. The Plan authorized the issuance of up to 1,104,000 warrants. As of December 31, 1998, there were 221,000 warrants issued and outstanding.

Commitments and Contingencies

     Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

2. REALIZATION OF THE CARRYING VALUE OF OIL AND GAS PROPERTIES

     As of January 1, 1999, based on the Company's reserve report, the Company had 24,837,000 barrel of oil equivalents ("BOE") in total proven reserves of which proven developed producing reserves were only 621,400 BOE. The Company's reserve report prepared as of that date anticipated future capital expenditures of $116,000,000 to fully develop its total proven reserves.

    The Company sold certain oil and gas producing properties during 1998 and realized approximately $9.8 million in connection with these sales with most of the funds used to reduce the debt of the Company. December 31, 1998 oil sales prices were at levels where potential funding of oil and gas operations were limited; however, management believes that recent increases in oil and gas prices will provide the availability of future funding for the development of the Company's reserves. Historically, the oil industry has experienced periods of price declines which effect the development of reserves but these periods have tended to be short lived. Management believes the current situation of depressed oil prices will adjust upward and the carrying value of the oil and gas properties, as reflected in the financial statements, will be realized by future operations.

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

     In  conjunction  with  implementing   fresh  start  reporting,   management
determined a reorganized value of the Company's assets and liabilities in the following manner:

     To determine the value allocated to the Company's assets, the Company looked to the fair value of its equity securities. On the date of reorganization there were 22,076,315 shares outstanding to which a value of $71,993,000 or $3.26 per share was assigned. The Company believes that the 1997 Rights Offering of 3.8 million shares at $3.50 per share, in addition to approximately 2,655,000 shares issued to fully secured creditors in exchange for the conversion of their fully secured claims to equity at an exchange rate of $3.50 per share, help to support the $3.26 value per share used in the fresh start accounting. Once the value of the Company was established, the value allocated to assets complied with the procedures outlined in APB Opinion 16.

     DLB Oil & Gas, Inc. ("DLB") contributed certain interests previously owned by Texaco Exploration and Production. Inc. ("TEPI") in the West Cote Blanche Bay Field ("WCBB Assets") along with a $1,000,000 deposit to a plugging and abandonment trust for 5,616,300 shares of the Gulfport's common stock. This transaction was recorded at DLB's net basis in the WCBB Assets of $15,144,000. In connection with this acquisition, the Company assumed the obligation to contribute approximately $18,000 per month through March 2004 to this plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. TEPI retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's obligations for plugging and abandonment to TEPI have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property.

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

     Current  assets  and  liabilities  were  recorded  at  book  value,   which
approximates their fair market value. Long-term liabilities were recorded at present values of amounts to be paid and the pre-consummation stockholders' deficit was adjusted to reflect the par value of pre-consummation equity interests and the recognition of $88,723,000 in debt forgiveness income. On the Effective Date, the shareholders' deficit was closed into paid in capital and the Company started with no deficit or retained earnings.

     It should be noted that the reorganized value was determined by management on the basis of its best judgment of what it considers to be current fair market value of the Company's assets and liabilities after reviewing relevant facts concerning the price at which similar assets are being sold between willing buyers and sellers. However, there can be no assurances that the reorganized value and the fair market value are comparable and the difference between the Company's calculated reorganized value and the fair market value may, in fact, be material.

     As of July 11, 1997, the effect on the Company's balance sheet of consummating the Plan and implementing the fresh start reporting was:

                                                                 Stock       Texaco                         Paymemt of
                                        Fresh                    Issued      Claim               Refinancing  Claims
                           July 11,     Start        Stock        For         Paid    Acquisition    Of        and
                             1997     Consummation   Rights     Secured       With      of WCBB    Secured  Litigation Reorganized
                           Prior To   Adjustments   Offering      Debt        Stock      Assets     Debt      Trust       Balance
                         Consummation    (1)           (2)         (3)         (4)        (5)      Note 9     (6&7)        Sheet
                         -----------  -----------   ---------- -----------  ----------  --------  ---------  ---------   ---------
(in thousands except
 per share amounts)
        ASSETS
Current assets:
Cash and cash
   equivalents           $    3,714    $             $ 13,300  $            $           $         $  (3,247) $ (8,455)   $   5,312
Accounts receivable, net      3,287                                                                                          3,287
Prepaid expenses and
    other                       870                                                                                            870
                         ----------------------------------------------------------------------------------------------------------
Total current assets          7,871                    13,300                                        (3,247)   (8,455)       9,469
                         ----------------------------------------------------------------------------------------------------------
Property and equipment:
Properties subject
   to depletion              80,120       (20,187)                                        15,144                            75,077
Properties not subject
   to depletion                   -         5,000                                                                            5,000
Other property, plant
   and equipment              5,300        (2,362)                                                                           2,938
                         -----------------------------------------------------------------------------------------------------------
                             85,420       (17,549)                                        15,144                            83,015
Less accumulated
   depreciation,
   depletion and
   amortization             (29,274)       29,274                                                                                -
                         -----------------------------------------------------------------------------------------------------------
                             56,146        11,725                                         15,144                            83,015
                         -----------------------------------------------------------------------------------------------------------
Other assets                  1,231          (285)                                                       94                  1,040
                         -----------------------------------------------------------------------------------------------------------
                         $   65,248    $   11,440    $ 13,300  $            $           $ 15,144  $  (3,153) $ (8,455)   $  93,524
                         ===========================================================================================================
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and
   accrued liabilities   $    9,545    $     (757)   $         $            $           $         $  (1,238) $ (1,776)   $   5,774
Pre-petition secured
   debt                      16,915                                                                 (16,915)                     -
                         -----------------------------------------------------------------------------------------------------------
Total current
   liabilities               26,460          (757)                                                  (18,153) $ (1,776)       5,774
                         -----------------------------------------------------------------------------------------------------------
Pre-petition current
liabilities subject to
  compromise:
Unsecured debt              136,818      (123,845)                (3,332)     (5,962)                          (3,679)           -
                         -----------------------------------------------------------------------------------------------------------
Long-term liabilities:
Other non-current
   liabilities                                757                                                                              757
Notes payable                                                                                        15,000                 15,000
                         -----------------------------------------------------------------------------------------------------------
                                              757                                                    15,000                 15,757
                         -----------------------------------------------------------------------------------------------------------
Stockholders' equity
(deficit):
   Common stock                  95             5          38          9          17          57                               221
   Preferred stock           27,677       (27,677)                                                                               -
   Additional paid in
    capital                  39,570        (5,415)     13,262      3,323       5,945      15,087                            71,772
   Treasury stock              (333)          333                                                                                -
   Retained earnings       (165,039)      168,039                                                                  (3,000)       -
                         -----------------------------------------------------------------------------------------------------------
                            (98,030)      135,285      13,300      3,332       5,962      15,144                 (3,000)    71,993
                         -----------------------------------------------------------------------------------------------------------
                         $   65,248    $   11,440    $ 13,300  $       -    $      -    $ 15,144  $  (3,153)    $(8,455) $  93,524
                         ===========================================================================================================

     Substantial consummation adjustments are those involving cash transactions occurring on the Effective Date. Fresh Start Reporting adjustments are those involving non-cash transactions occurring on the Effective Date.

     In accordance with the provisions of the Plan, the Company:

(1)Issued to its unsecured creditors, on account of their allowed claims, an aggregate of 10 million shares of the Company's Common Stock. At the Effective Date, 1,412,000 of the above-described shares were held in escrow to cover the settlement of disputed unsecured claims in the amount of $18,339,000.

(2)Issued 3,800,000 shares of the Company's Common Stock for $13,300,000 in cash in connection with a stock rights offering to its unsecured creditors.

(3)Issued 952,000 shares of the Company's Common Stock in payment of $3,332,000 in secured claims.

(4)Issued 1,703,000 shares of the Company's Common Stock in payment of a $5,961,000 claim purchased by DLB from Texaco Exploration and Production, Inc. ("TEPI").

(5)Issued 5,616,000 shares of the Company's Common Stock in exchange for the WCBB Assets acquired by DLB from TEPI along with the associated P&A trust fund and associated funding and plugging obligations. In connection with this transaction the Company transferred to TEPI certain assets and non-producing acreage.

(6)The Company paid $2,492,000 in administrative claims and $2,963,000 in secured and priority claims.

(7)The Company transferred $3,000,000 to the Litigation Entity along with the Company's rights to any and all causes of action, claims, rights of actions, suits or proceedings which have been or could be asserted by it except for
   (a) the action to recover unpaid production proceeds payable to the Company by Tri-Deck Oil & Gas Company and (b) the foreclosure action to recover title to certain assets (See Note 17 regarding the subsequent transfer of these claims to the Litigation Entity). This transfer was treated as a pre-reorganization expense on the financial statements for the six months and ten day period ended July 10, 1997. The Company owns a 12% economic interest in the Litigation Entity and the remainder of the economic interests in the Litigation Entity was allocated to former unsecured creditors based on their ownership percentage of the 10 million shares as described above.

4. RELATED PARTY TRANSACTIONS

     Subsequent to the Effective Date of the Plan of Reorganization, substantially all of the Company's former unsecured creditors became shareholders. In the ordinary course of business, the Company still conducts business activities with a substantial number of these shareholders.

      DLB paid $1,515,000 in reorganization costs incurred on the Company's behalf, which was satisfied by the issuance of stock in connection with the Company's 1997 stock rights offering. These costs were included in reorganization cost incurred during the six months and 10 days ended July 10, 1997. In addition, DLB charged the Company $465,000 for management services provided to it during the period July 11, 1997 through December 31, 1997. During the period May 1, 1997 through July 10, 1997, DLB was the operator on the WCBB properties in which the Company had a 50% working interest at that time. Subsequent to that date, the WCBB properties were contributed to the Company for common stock, as described above, and the Company became the operator of these properties.

     DLB Oil & Gas, Inc. ("DLB") and Wexford Management LLC ("Wexford") were, along with the Company, co-proponents in the Plan of Reorganization. As of December 31, 1997, DLB and Wexford owned approximately 49% and 8%, respectively, of the Company's outstanding common stock. During April of 1998, DLB distributed all of its shares in the Company to its shareholders prior to its acquisition by Chesapeake Energy Corporation.

Administrative Service Agreement

     Pursuant to the terms and conditions of the Administrative Services Agreement, DLB agreed to make available to the Company personnel, services, facilities, supplies, and equipment as the Company may need, including executive and managerial, accounting, auditing and tax, engineering, geological and geophysical, legal, land and administrative and clerical services. The initial term was one year beginning on the date of the Administrative Services Agreement. The Administrative Services Agreement continues for successive one-year periods unless terminated by either party by written notice no less than 60 days prior to the anniversary date of the Administrative Services Agreement. During the year ended December 31, 1997, the services of Gary C. Hanna and Ronald D. Youtsey, the Company's then President and Secretary, respectively, were provided under this agreement. On April 28, 1998, in connection with the acquisition of DLB by Chesapeake Energy Corporation, the obligations of DLB under the Administrative Services Agreement were assigned to DLB Equities, L.L.C. Currently, the services of Mike Liddell, Chief Executive Officer, and Mark Liddell, President, are provided under the Administrative Services Agreement. DLB Equities, L.L.C. is owned equally by Mike and Mark Liddell.

     In return for the services rendered under the Administrative Services Agreement, the Company pays a monthly service charge based on the pro rata proportion of the Company's use of services, personnel, facilities, supplies and equipment provided by DLB Equities, L.L.C. as determined by DLB Equities, L.L.C. in a good-faith, reasonable manner. The service charge was calculated as the sum of (i) DLB Equities, L.L.C.'s fully allocated internal costs of providing personnel and/or performing services, (ii) the actual costs to DLB Equities, L.L.C. of any third-party services required, (iii) the equipment, occupancy, rental, usage, or depreciation and interest charges, and (iv) the actual cost to DLB Equities, L.L.C. of supplies. The fees provided for in the Administrative Services Agreement were approved by the Bankruptcy Court as part of the Plan and the Company believes that such fees are comparable to those that would be charged by an independent third party. The Company paid fees totaling $969,000 during 1998.

     At December 31, 1997, Gulfport owed DLB approximately $1,600,000 for services rendered pursuant to the Administrative Services Agreement. In March
1998,  in  order  to  facilitate  the  acquisition  of DLB  Oil & Gas,  Inc.  by
Chesapeake  Energy  Corp.,  Mike  Liddell,  Mark  Liddell and  Charles  Davidson
purchased the receivable from DLB for its then outstanding amount of approximately $1,600,000. Each of Messrs. Mike and Mark Liddell and Mr. Davidson subsequently transferred his portion of the receivable to Liddell Investments, L.L.C., Liddell Holdings, L.L.C. and CD Holdings, L.L.C., respectively. The receivable accrued interest at the rate of LIBOR plus 3% per annum.

     Liddell Investments, L.L.C., Liddell Holdings, L.L.C., and CD Holdings, L.L.C., exercised 632,484 rights in the November 20, 1998 Rights Offering through debt forgiveness.

     During the year ended December 31, 1998, the Company sold $2,058,000 in oil to a DLB subsidiary. During the period July 11, 1997 through December 31, 1997, the Company sold $4,335,000 in oil to a DLB subsidiary GEMCO. These sales occurred at prices which the Company could be expected to obtain from an unrelated third party.

Stockholder Credit Facility

     On August 18, 1998, the Company entered into the Stockholder Credit Facility, a $3,000,000 revolving credit facility with Liddell Investments, L.L.C., Liddell Holdings, L.L.C., CD Holdings, L.L.C. and Wexford Entities (collectively "Affiliated Stockholders"). Borrowing under the Stockholder Credit Facility was due on August 17, 1999 and bore interest at LIBOR plus 3%. Pursuant to the Stockholder Credit Facility, the Company paid the Affiliated Eligible Stockholders an aggregate commitment fee equal to $60,000. The Company repaid $2,000,000 of principal under the Amended ING Credit Agreement with borrowings under the Stockholder Credit Facility. The remaining $1,000,000 was used for working capital and general corporate purposes. The Affiliated Stockholders paid the Subscription Price for 1,200,000 Shares in the Rights Offering through the forgiveness of the amount owed to them under the Stockholder Credit Facility.

5. PROPERTY AND EQUIPMENT

                                                      1998                   1997
                                               -------------------    -------------------
Oil and gas properties                          $      77,042,000     $      84,466,000
Office furniture and fixtures                           1,390,000             1,100,000
Building                                                  217,000               217,000
Land                                                      260,000               260,000
                                               -------------------    -------------------

Total property and equipment                           78,909,000            86,043,000

Accumulated depreciation, depletion
   Amortization and impairment reserve                (58,919,000)           (4,542,000)
                                               -------------------    -------------------

Property and equipment, net                     $      19,990,000     $      81,501,000
                                               ===================    ===================

     The major categories of property and equipment and related accumulated depreciation, depletion and amortization as of December 31, 1998 and 1997 are as follows:

     On the Effective Date, DLB transferred its interest in the WCBB Assets to the Company in exchange for one hundred thousand (100,000) shares of the Company Common Stock and the assumption by the Company of certain plugging and abandonment obligations related to the West Cote Blanche Bay Field (see Note 3 for further details). This transaction was valued at $12,987,000, which included a $1,000,000 plugging and abandonment escrow account required by TEPI. In connection with this transaction, DLB paid an additional $2,157,000 in development costs on these properties for which it received an additional 12,320 shares of the Company Common Stock.

     During December 1997, the Company sold substantially all of its field equipment for approximately $2,100,000 resulting in a net gain on the sale of $594,000.

     During 1998, the Company sold oil and gas properties totaling $8,800,000, which was treated as a reduction of the full cost pool.

6.  PROVISION FOR ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company has certain amounts due from transactions occurring prior to bankruptcy. The collectibility of these receivables is uncertain. Accordingly, all such amounts due have been fully covered by the allowance for doubtful accounts which totals $4,607,000 at December 31, 1998.

     During the year ended December 31, 1998 and during the period ended July 10, 1997, the Company charged $244,000 and $71,000, respectively, to bad debts expense.

7. OTHER ASSETS

     Other assets as of December 31, 1998 and 1997, consist of the following:

                                                                  December 31,
                                                          ------------------------------
                                                               1998            1997
                                                          ---------------   ------------
         Plugging and abandonment escrow account
           on the Lac Blanc properties - See Note 15      $            -    $   871,000
         Plugging and abandonment escrow account
           on the WCBB properties - See Note 15                1,453,000      1,203,000
         Prepaid loan fees, net of amortization                  103,000        296,000
         CD's securing Letter of credit                          400,000        400,000
         Deposits                                                142,000        256,000
                                                          ---------------   ------------
                                                          $    2,098,000    $ 3,026,000
                                                          ===============   ============

8. RESTRUCTURING CHARGES AND REORGANIZATION COSTS

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

9. LONG-TERM LIABILITIES

     As of December 31, 1998 and 1997, a break down of long term debt is as follows:

                                        1998                  1997
                                 -------------------    -----------------
          Long-term debt:
             Credit facility     $        4,779,000     $     15,000,000
             Priority tax claims            186,000              527,000
             Building loan                  210,000              193,000
                                 -------------------    -----------------
                                          5,175,000           15,720,000
             Less current portion         4,794,000            2,192,000
                                 ===================    =================
                                 $          381,000     $     13,528,000
                                 ===================    =================

Credit Facility

     At December 31, 1996, WRT had borrowings outstanding of $15,000,000, the maximum amount of borrowings available under the Nederlanden (U.S.) Capital Corporation ("INCC") ("INCC Credit Facility"). Amounts outstanding under the INCC Credit Facility bore interest at an annual rate selected by WRT of either
(I) the London Inter-Bank offered rate ("LIBOR") plus 3%, or (ii) the Lender's prime lending rate plus 1.25%.

     At December 31, 1996, WRT was in default under certain financial covenants of the INCC Credit Facility. Accordingly, the Company classified the debt as current at December 31, 1996. While in bankruptcy, INCC was stayed from enforcing certain remedies provided for in the ING Credit Agreement and the indenture. On the Effective Date, this loan was repaid in full along with $3,154,000 in accrued interest and legal fees.

     On the Effective Date, the Company entered into a new $15,000,000 Credit Agreement (the "ING Credit Agreement") with ING (U.S.) Capital Corporation (successor to INCC) ("ING") that was secured by substantially all of the Company's assets. Initial loan fees of $188,000 were paid on or prior to closing with two additional loan fee payments of $100,000; a $100,000 payment was made on December 31, 1997 and a loan fee of $100,000 was due on or before December 31, 1998. The loan matures on July 11, 1999, with interest to be paid quarterly and with three interim principal payments of $1,000,000 each to be made in September 1998, December 1998, and March 1999. This loan bears interest at the option of the Company at either (1) LIBOR plus 3% or (2) ING's fluctuating "reference rate" plus 1.25%. This loan is collateralized by substantial all of the Company's assets. At December 31, 1998 this rate was 8.6875%.

     On August 18, 1998, the Company amended the ING Credit Agreement (the "Amended ING Credit Agreement") to, among other things: (i) delete the coverage ratio set forth in the ING Credit Agreement, and (ii) require interest payments to be made by the Company on a monthly basis. The principal amount and the interest rate set forth in the ING Credit Agreement remain unchanged. In connection with the execution and delivery of the Amended ING Credit Agreement, ING waived certain provisions of the ING Credit Agreement to permit certain waivers, the Company and ING further agreed that (a) the Company will pay a $250,000 amendment fee to ING on July 11, 1999, provided that such amendment fee will be waived if the amounts owed to ING under the Amended ING Credit Agreement have been paid in full by July 10, 1999; and (b) the Company shall issue warrants to ING, in that such warrants will permit ING to purchase 2% of the outstanding shares of Common Stock on a fully diluted basis after giving effect to future Rights Offerings.

     On November 20, 1998, the Company and ING entered into a letter agreement wherein ING consented to the Castex sale and the Company agreed to issue ING warrants to purchase .05% of the outstanding shares of Common Stock on a fully diluted basis if (1) the Company elected not to complete the November 20, 1998 Rights Offering, (2) did not spend the proceeds from the Rights Offering as specified in the letter agreement or (3) raise less than $10,000,000 in the November 20, 1998 Rights Offering. The Rights Offering was completed and raised $7,500,000. On November 20, 1998, ING was issued the additional warrants.

Priority Tax Claims

     In accordance with the Plan of Reorganization, priority taxes totaling $703,000 are to be paid in four annual installments without interest. The first annual installment of $176,000 was made on the Effective Date. The second annual installment of $186,091 was paid July 1998. During August 1998, priority taxes for severance taxes totaling $150,251 were paid to the State of Louisiana to release liens on the West Cote Blanche Bay field.

Building Loan

     During early 1996, the Company entered into a loan agreement with MC Bank & Trust Company to finance the acquisition of land and a building located in Lafayette, Louisiana. The original loan balance was $215,000 and called for monthly principal and interest payments totaling $3,000 per month through 2005 with the unpaid balance due at that time. The loan paid interest at 9.5% per annum and was collateralized by the land and building.

     During 1998,  the Company  renegotiated  this loan agreement with MC Bank &
Trust  Company.   The  Company  borrowed  an  additional  $35,000  for  building improvements. The loan agreement calls for monthly principal and interest payments of $2,900 per month through March 2008. The loan bears interest at 9.5% per annum and is collateralized by the land and building.

Long Term Debt Maturities

     Following are the maturities of long-term liabilities for each of the next five years:


             1999                                     $4,794,000
             2000                                        202,000
             2001                                         18,000
             2002                                         20,000
             2003                                         22,000
             Thereafter                                  119,000
                                                     ------------
                                                      $5,175,000
                                                     ============


10. PREFERRED STOCK OFFERING

     The Preferred Stock for WRT before bankruptcy had a liquidation preference of $25 per share and was convertible, at the option of the holder, into 2.083 shares of the Company's Common Stock. The Preferred Stock was not redeemable before October 20, 1995. Dividends on the Preferred Stock were to accrue and were cumulative from October 20, 1993, and were payable quarterly in arrears when declared by the Board of Directors. The Company was precluded under the terms of the Senior Note Indenture and INCC Credit Facility from declaring any dividends during 1996. As a result of this and the bankruptcy proceedings, the Company did not accrue dividends payable on its Preferred Stock during 1996. In addition, accrued and unpaid Preferred Stock dividends at December 31, 1995 have been reversed in the 1996 financial statements. All outstanding Preferred Stock issued by WRT was canceled effective July 11, 1997, and the former preferred shareholders were given Warrants exercisable at a price of $10 per share for a total of 221,000 shares in the Company Common Stock.

11. COMMON STOCK OPTIONS AND WARRANTS

    All outstanding stock options and warrants issued prior to July 11, 1997, were canceled in connection with the Plan of Reorganization.

     In connection with the Plan of Reorganization, new warrants for 221,000 shares of the Company Common Stock were issued to the former shareholders of WRT. Under the warrant agreement, warrants are initially exercisable for one share of Common Stock at an initial exercise price of $10.00 per share. The warrants will expire on July 11, 2002.

     The warrant agreement contains several antidilution provisions that provide for adjustments to the terms of the warrants in case of an adjustment to the outstanding shares. As a result of the 1998 Rights Offering, the 221,000 warrants had an adjusted exercise quantity of 7.3 with an exercise price of $10.00. After giving effect to the March 5, 1999 reverse stock split, the 221,000 warrants have newly adjusted exercise quantity of .146 at an exercise price of $10.00. For example a holder of 100 warrants could exercise the warrants for $1,000 and receive 15 shares of the Company's Common Stock.

     Pursuant to the Plan, the Company entered into a two-year employment agreement with Ray Landry beginning on July 11, 1997. As part of that employment agreement, Mr. Landry was granted 60,000 stock options with an exercise price of $3.50 a share. No expiration term for the options was specified under the employment agreement.

     ING (US) Capital Corporation ("ING") posses warrants permitting ING to purchase 2.5% of the outstanding shares of Common Stock on a fully diluted basis. The exercise price for these warrants is $2.50 a share. ING received its warrants in two traunches. On August 18, 1998, the Company issued warrants entitling ING to purchase 2% of the outstanding shares of Common Stock as partial consideration for the Amendment to the ING Credit Agreement (See "Recent Events"). The remaining warrants were issued to ING pursuant to a letter agreement dated November 20, 1998. In that letter agreement, the Company agreed to issue ING warrants to purchase .05% of the outstanding shares of Common Stock if 1) the Company elected not to complete the November 20, 1998 Rights Offering,
2) did not spend the proceeds from the 1998 Rights Offering as specified in the letter agreement or 3) raised less than $10,000,000 in the November 20, 1998
Rights Offering. The Rights Offering was completed raising $7,500,000. On November 20, 1998, ING was issued the additional warrants.

Rights Offering

     On November 20, 1998, the Company completed a $7,500,000 Rights Offering. The Company distributed 200,000,000 nontransferable rights at an exercise price of $2.50 per right, after the effect of the reverse stock split, to the Company's existing shareholders. Each right entitled the holder thereof to subscribe to purchase one share of common stock at the exercise price. Each shareholder who exercised in full his basic subscription privilege was entitled to oversubscribe for additional rights. A total of 3,000,000 rights were exercised for $7,509,000. As of the date of the Rights Offering, Affiliated Shareholders were owed $4,600,000 by the Company. In the Rights Offering, the Affiliated Shareholders exercised 1,752,195 rights through the forgiveness of $4,380,000 of debt. (See Related Parties' Transactions.) The balance of $220,000 was repaid in cash prior to December 31, 1998.

Reverse Stock Split

     On March 5, 1999, the Board of Directors authorized a 50-to-1 reverse stock split, thereby decreasing the number of issued and outstanding shares to 3,445,206, and increasing the par value of each share to $.50. All references in the accompanying financial statements to the number of common shares and per share amounts for 1997 have been restated to reflect the reverse stock split.

12.  INCOME TAXES

     A reconciliation of the statutory federal income tax amount to the recorded expense follows:

                                           July 11,     January 1, 1997
                                             1997
                                           Through         Through
                                         December 31,     July 10,
                              1998           1997           1997             1996
                          -------------  -------------  --------------   -------------
Income (loss) before
  Federal income taxes    $(59,105,000)  $ (1,713,000)  $   79,108,000   $ (29,387,000)
                          -------------  -------------  --------------   -------------
Expected income tax
(benefit)
  At statutory rate        (22,460,000)      (651,000)      30,061,000     (10,285,000)
Valuation allowance         22,460,000        651,000                -       9,358,000
Net operating loss
carryforward
  Utilized                           -              -      (30,061,000)              -
Reorganization costs                 -              -                -         923,000
Other                                -              -                -           4,000
                          -------------  -------------  --------------   -------------
Income tax expense
recorded                  $          -   $          -   $            -   $           -
                          =============  =============  ==============   =============

     The  tax  effects  of  temporary   differences   and  net  operating   loss
carryforwards, which give rise to deferred tax assets (liabilities) at December 31, 1998 and 1997, respectively, are as follows:

                                         1998            1997
                                     -------------   -------------
Net operating loss carryforward      $ 17,630,000    $  3,740,000
Oil and gas property basis
difference                             23,089,000      22,362,000
Other                                   1,953,000       1,953,000
                                     -------------   -------------
Total deferred tax asset               42,672,000      28,055,000
Valuation allowance                   (42,672,000)    (28,055,000)
                                     -------------   -------------

Net deferred tax asset(liability)    $          -    $          -
                                     =============   =============

     The Company filed a short period tax return for the six months and ten days ended July 10, 1997. On that return, the Company utilized $30,061,000 of its deferred tax asset. Since the deferred tax asset was fully reserved by a valuation allowance at December 31, 1996, no income tax expense was recognized on the financial statements for the period ended July 10, 1997.

     The Company has an available tax net operating loss carry forward of approximately $67,000,000 as of December 31, 1998. This carryforward will begin to expire in the year 2013.

13.  EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share for all periods were computed based on common stock equivalents outstanding on that date during the applicable periods.

14.  JOINT VENTURE AGREEMENT

     By a Joint Venture Agreement dated October 18, 1991, the Company entered into a joint venture to develop certain oil and gas properties with Tricore Energy Venture, L.P., a Texas limited partnership ("Tricore") and Stag Energy Corporation ("Stag").

     Under the terms of the Tricore agreements, Tricore contributed the capitalization required to complete the development of selected prospects, and Stag and the Company contributed, or arranged for contribution of, the prospects to be developed.

     The Company provided Tricore with a limited production guarantee based on the minimum production schedule attached to the Tricore joint venture agreement.

     As a result of significant production declines from jointly-owned properties, the Company has recorded in 1996 minimum production guarantee charges of $5,555,000. The $9,146,000 liability recognized at December 31, 1996 represented the Company's estimated ultimate obligation to the joint venture, including the disallowance of certain tax credits.

     On December 9, 1997, this claim was settled as an Allowed General Unsecured Claim in the amount of $6,800,000 for which Tricore received 10,480 shares of the Company common stock and 524,000 Litigation Entity interests. As a part of this settlement, Tricore transferred its interest in the Joint Venture to the Company with the stipulation that if the Company sold any of the Joint Venture's properties within one year, the Company will pay to Tricore the net proceeds from such sale.

15. COMMITMENTS

Leases

     As of December 31, 1998, the Company had no long-term, non-cancelable operating lease commitments.

     Rental expense for all operating leases for the year ended December 31, 1998, the period commencing July 11, 1997 and ending December 31, 1997, the period commencing January 1, 1997 and ending July 10, 1997, and for the year ended December 31, 1996 was $120,000, $77,000, $109,000, and $207,000,
respectively.

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

Lac Blanc Escrow Account

     During 1998, the Company sold the Lac Blanc field to an unrelated third party. The Company maintained an escrow account related to the future plugging and abandonment of oil and gas wells for the field. As part of the sale of the field, this escrow is to be transferred to the purchaser. The Company and the purchaser are working to cure a title defect in the field. Once that title defect is cured, the escrow will be transferred to the purchaser and the purchase price of $936,000 for the field will be released to ING.
Accordingly, the Company has treated the $936,000 as restricted cash.

Plugging and Abandonment Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. TEPI retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's obligations plugging and abandonment obligations to TEPI have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of December 31, 1998, the plugging and abandonment trust totaled $1,454,000. The Company was $37,000 in arrears on its escrow payments as of December 31, 1998.

Texaco Global Settlement

     Pursuant to the terms of a global settlement between Texaco and the State of Louisiana which includes the State Lease No. 50 portion of the Company's East Hackberry Field, the Company was obligated to commence drilling a well or other qualifying development operation on certain non-producing acreage in the field prior to March 1998. Because of prevailing market conditions during 1998, the Company believed it was commercially impractical to shoot seismic or commence drilling operations on the subject property. As a result, the Company has agreed to surrender approximately 440 non-producing acres in this field to the State of Louisiana.

Reimbursement of Employee Expenses & Contributions to 401(k) Plan

     The Company sponsored a 401(k) savings plan under which eligible employees chose to contribute up to 15% of salary income on a pre-tax basis, subject to certain IRS limits. The Company contribution to the 401(k) plan was discretionary and was 25% of employee contributions up to 6% of their salary. This benefit vests to employees over a five-year employment period or at a rate of 20% per each year of participation. During year ended December 31, 1998, the period commencing July 11, 1997 and ending on December 31, 1997, the period commencing January 1, 1997 and ending on July 10, 1997, and the year ended December 31, 1996, the Company incurred $4,000, $13,000, $23,000, and $32,000, respectively, in matching contributions expense associated with this plan.

     On February 17, 1999, the Company sponsored 401(k) savings plan was terminated and all contributions were distributed to the participants.

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

16. CONTINGENCIES

     During 1995, the Company entered into a marketing agreement with Tri-Deck pursuant to which Tri-Deck would market all of the Company's oil and gas production. Subsequent to the agreement, James Florence, who served as both Tri-Deck's principal and WRT's Director of Marketing, assigned Tri-Deck's right to market the Company's oil production to Plains Marketing and assigned Tri-Deck's right to market the Company's gas production to Perry Gas. During early 1996, Tri-Deck failed to make payments to the Company attributable to several months of the Company's gas production. Consequently, on May 20, 1996, the Company initiated an adversarial proceeding against Tri-Deck and Perry Gas. Perry Gas was the party, which ultimately purchased the Company's gas production for the months in question.

     On January 20, 1998, Gulfport and the Litigation Entity entered into a Clarification Agreement to clarify provisions of the Plan regarding the rights of the Company and the Litigation Entity to prosecute certain causes of action arising from the Tri-Deck matter. As a part of the Clarification Agreement, the Litigation Entity will intervene or be substituted as the actual party in interest in the Tri-Deck case and reimbursed the Company $100,000 for legal fees incurred by the Company. As additional consideration for the contribution of this claim to the Litigation Entity, the Company is entitled to receive 85% of the recovery of all monies held in the court registry and 50% of the recovery from all other Tri-Deck litigation pursued by the Litigation Entity. No provision for the recognition of income concerning this matter has been reflected in the financial statements.

     On July 20, 1998, Sanchez Oil & Gas Corporation ("Sanchez") initiated litigation against the Company in the fifteenth Judicial District court, Parish of Lafayette, State of Louisiana. In its petition, Sanchez alleged, among other things, that the Company was obligated, by virtue of the terms of a letter of intent, to grant a sublease to Sanchez for an undivided 50% interest in two of the Company's oil, gas and mineral leases covering lands located in the North Bayou Penchant area of Terrebonne Parish, Louisiana. Pursuant to this lawsuit, Sanchez is seeking specific performance by the Company of the contractual obligation that Sanchez alleges to be present in the letter of intent and monetary damages.

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

18. SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)

     The following is historical revenue and cost information relating to the Company's oil and gas operations located entirely in the southeastern United
States:


  Capitalized Costs Related to Oil and Gas Producing Activities

                                                       1998                1997
                                                 -----------------   ----------------
Proved Properties                                $     77,042,000    $    79,349,000
Accumulated depreciation, depletion,
   amortization and impairment reserve                (58,637,000)        (4,371,000)
                                                 -----------------   ----------------

Proved properties , net                          $     18,405,000    $    74,978,000
                                                 =================   ================


  Costs Incurred in Oil and Gas Property Acquisition and Development Activities

                               1988               1997               1996
                          ----------------  -----------------   ----------------
 Acquisition              $             -   $     15,144,000    $             -
 Development                      746,000          6,787,000          4,282,000
                          ----------------  -----------------   ----------------

                                $ 746,000       $ 21,931,000         $4,282,000
                          ================  =================   ================

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

                                                                      July 11, 1997          January 1, 1997
                                                                         Through                 Through
                                                    1998            December 31, 1997         July 10, 1997            1996
                                              -----------------   -----------------------   -------------------  -----------------
Revenues                                      $      8,298,000    $            9,328,000    $       10,138,000   $     24,019,000
Production costs                                     8,596,000                 4,541,000             5,143,000         15,095,000
Impairment of oil and gas properties                50,130,000                         -                     -                  -
Depletion                                            4,136,000                 4,371,000             3,314,000          7,216,000
                                              -----------------   -----------------------   -------------------  -----------------
                                                   (54,564,000)                  416,000             1,681,000          1,708,000
Income tax expense                                           -                         -                     -             34,000
                                              -----------------   -----------------------   -------------------  -----------------
Results of operations from
   producing activities                           $(54,564,000)                $ 416,000           $ 1,681,000         $1,674,000
                                              =================   =======================   ===================  =================



Oil and Gas Reserves

     The following table presents estimated volumes of proven and proven developed oil and gas reserves, prepared by reserve engineers, as of December 31, 1998, 1997, and 1996 and changes in proven reserves during the last three years, assuming continuation of economic conditions prevailing at the end of each year. Estimated volumes as of July 11, 1997 were extrapolated from the December 31, 1997 numbers and were not prepared by independent reserve engineers. Volumes for oil are stated in thousands of barrels (MBbls) and volumes for natural gas are stated in millions of cubic feet (MMCF). The weighted average prices at December 31, 1998 used for reserve report purposes are $11.47 and $2.24 for oil and gas reserves, respectively.

The Company emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

                                                  July 11 to        January 1 to
                                  1998         December 31, 1997    July 10, 1997           1996
                            -----------------  ------------------ ------------------ -------------------
                              Oil      Gas        Oil      Gas       Oil      Gas       Oil       Gas
                            -------- ---------  -------- --------- -------- --------- --------- ---------
Proven Reserves:
  Beginning of the period    25,817   11,576    13,677    13,409   14,012    15,502   21,488     59,755
  Purchases of oil and gas
     Reserves in place            -       -     11,612       163        -         -        -          -
  Extensions, discoveries
     and Other additions          -       -          -         -        -         -        -          -
  Revisions of prior
reserve Estimates                 -       -        848      (890)       -         -      (89)      (381)
  Current production           (441)    (421)     (320)   (1,106)    (246)   (1,712)    (615)    (3,629)
  Sales of oil and gas
    Reserves in place        (1,094)  (7,824)        -         -        -         -        -         -
                            ------- ---------  -------- --------- -------- --------- --------- ---------
  End of period              24,282    3,331    25,817    11,576   13,677    13,409   14,012     15,502
                            ======= =========  ======== ========= ======== ========= ========= =========
  Proven developed
    reserves                  5,665    1,250     7,219     8,259    7,248     8,252    9,550     11,687
                            ======= =========  ======== ========= ======== ========= ========= =========

  Discounted Future Net Cash Flows

     Estimates of future net cash flows from proven oil and gas reserves were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." The following tables present the estimated future cash flows, and changes therein, from the Company's proven oil and gas reserves as of December 31, 1998, 1997, and 1996, assuming continuation of economic conditions prevailing at the end of each year.

     Standardized Measure of Discounted Future Net Cash Flows Relating to Proven
     Oil and Gas Reserves


                                                1998                 1997                  1996
                                          ------------------   ------------------    -----------------
 Future cash flows                        $     286,086,000    $     492,680,000     $    421,954,000
 Future development costs                      (116,000,000)        (166,812,000)        (107,627,000)
 Future production costs                        (58,582,000)        (119,235,000)         (90,558,000)
 Future production taxes                        (35,116,000)         (58,807,000)         (46,703,000)
                                          ------------------   ------------------    -----------------
 Future net cash flows before
    income taxes                                 76,388,000          147,826,000          177,066,000
 10% annual discount for
    estimated timing of cash flows              (48,965,000)         (71,396,000)         (78,399,000)
                                          ------------------   ------------------    -----------------
 Discounted future net
    cash flows                                   27,423,000           76,430,000           98,667,000
 Future income taxes, net of
    10% annual discount                                   -                    -                    -
                                          ------------------   ------------------    -----------------
 Standardized measure of
    discounted future net cash
    flows                                 $      27,423,000    $      76,430,000     $     98,667,000
                                          ==================   ==================    =================


     Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proven Oil and Gas Reserves

                                                 1998              1997              1996
                                            ---------------   ---------------   ---------------
Sales and transfers of oil and
   gas produced, net of production
    costs                                   $      298,000    $   (9,354,000)   $   (8,924,000)
 Net changes in prices and
    development and production costs           (59,354,000)      (50,101,000)       55,345,000
 Acquisition of oil and gas reserves
    in place, less related production costs              -        27,195,000                 -
 Extensions, discoveries and
    improved recovery, less related costs                -                 -                 -
 Revisions of previous quantity
    estimates, less related
    production costs                             4,438,000         5,720,000          (914,000)
 Sales of reserves in place                    (16,679,000)                -                 -
 Abandoned properties                             (140,000)
 Accretion of discount                          22,430,000         6,248,000         5,137,000
 Net change in income taxes                              -                 -                 -
 Other                                                            (1,945,000)       (3,344,000)
                                            ---------------   ---------------   ---------------
 Total change in standardized
    measure of discounted future
    net cash flows                          $  (49,007,000)   $  (22,237,000)   $   47,300,000
                                            ===============   ===============   ===============

     Comparison of Standardized Measure of Discounted Future Net Cash Flows to the Net Carrying Value of Proven Oil and Gas Properties at December 31, 1998 and 1997 is as follows:


                                                                            1998               1997
                                                                      -----------------   ----------------
Standardized measure of discounted future net cash flows              $     27,423,000    $    76,430,000
                                                                      -----------------   ----------------

Proven oil and gas properties                                               77,042,000         79,349,000
Less accumulated depreciation, depletion,
   amortization and impairment reserve                                     (58,637,000)        (4,371,000)
                                                                      -----------------   ----------------

Net carrying value of proven oil and gas properties                         18,405,000         74,978,000
                                                                      -----------------   ----------------

Standardized measure of discounted future net cash
   flows in excess of net carry value of proven oil and
   gas properties                                                     $      9,018,000    $     1,452,000
                                                                      =================   ================



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

                 Not Applicable

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant.

     The officers and directors of the Company are as follows:

             Name                 Age            Position
             ----                 ---            --------
             Mark Liddell         44             President and Director
             Mike Liddell         45             Chairman of the Board, Chief
                                                 Executive Officer and Director
             Robert E. Brooks     51             Director
             David L. Houston     46             Director
             Mickey Liddell       37             Director

     Mark Liddell has served as a director of Gulfport since July 11, 1997 and as its President since April 28, 1998. Until April 28, 1998, Mr. Liddell held the position of President of DLB, a position he held since October 1994. Mr. Liddell was Vice President of DLB from 1991 to 1994. From 1985 to 1991, he was Vice President of DLB Energy. Since November 1997, Mr. Liddell has served as a director of Bayard Drilling Technologies, Inc., a publicly held drilling company, from 1991 to May 1995, Mr. Liddell served as a director of TGX Corporation, a publicly held oil and gas company, and from 1989 to 1990, he served as a director of Kaneb Services, Inc., a publicly held industrial services and pipeline transportation company. He received a B.S. degree in education and a J.D. degree from the University of Oklahoma. He is the brother of Mike Liddell and Mickey Liddell.

     Mike Liddell has served as a director of Gulfport since July 11, 1997, as Chief Executive Officer since April 28, 1998 and as Chairman of the Board since July 28, 1998. In addition, Mr. Liddell served as Chief Executive Officer of DLB from October 1994 to April 28, 1998, and as a director of DLB from 1991 through April 1998. From 1991 to 1994, Mr. Liddell was President of DLB. From 1979 to 1991, he was President and Chief Executive Officer of DLB Energy. He received a B.S. degree in education from Oklahoma State University. He is the brother of Mark Liddell and Mickey Liddell.

     Robert E. Brooks has served as a director of Gulfport since July 11, 1997. Mr. Brooks is currently a partner with Brooks Greenblatt, a commercial finance company located in Baton Rouge, Louisiana that was formed by Mr. Brooks in July 1997. Mr. Brooks is a Certified Public Accountant and was Senior Vice President in charge of Asset Finance and Managed Assets for Bank One, Louisiana between 1993 and July 1997. He received his B.S. degree from Purdue University in mechanical engineering in 1969. He obtained graduate degrees in finance and accounting from the Graduate School of Business at the University of Chicago in 1974.

     David Houston has served as a director of Gulfport since July 1998. Since 1991, Mr. Houston has been the principal of Houston & Associates, a firm that offers life and disability insurance, compensation and benefits plans and estate planning. Prior to 1991, he was President and Chief Executive Officer of Equity Bank for Savings, F.A., a $600 million, Oklahoma-based savings bank. He currently serves on the board of directors and executive committee of Deaconess Hospital, Oklahoma City, Oklahoma, and is the former chair of the Oklahoma State Ethics Commission and the Oklahoma League of Savings Institutions. He received a Bachelor of Science degree in business from Oklahoma State University and a graduate degree in banking from Louisiana State University.

     Mickey Liddell has served as a director of Gulfport since January 1999. Mr. Liddell is currently the President of Banner Entertainment, Inc., a motion picture production company in Los Angeles, California. Prior to 1994, Mr. Liddell owned and managed wholesale nutrition product stores in Los Angeles. Mr. Liddell received a Bachelor of Arts from the University of Oklahoma in Communications in 1984 and a graduate degree from Parson School of Design in New York, New York in 1987. He is the brother of Mark Liddell and Mike Liddell.

Item 11.         Executive Compensation

     The following table provides summary information concerning compensation paid or accrued during the three fiscal years December 31, 1998, 1997 and 1996 to the Company's Chief Executive Officer and each of the four most highly compensated executive officers of the Company, determined as of the end of the last fiscal year, whose annual compensation exceeded $100,000.

                                                                          Long Term
Name and Principal                             Annual                    Compensation    All Other
         Position            Year           Compensation(1)(2)              Awards     Compensation
---------------------------------------------------------------------------------------------------
                                    Salary        Bonus
                                    -------------------
Mike Liddell          1998          $133,333        ---                        ---          ---
Chief Executive
 Officer(3)

Mark Liddell          1998          $133,333        ---                        ---          ---
President(4)

Raymond P. Landry     1998          $156,000        ---                        ---          ---
Executive Vice-       1997          $156,000     $78,000                   $60,000          ---
President(5)          1996          $161,962     $25,000                       ---          ---

Wayne A. Benninger    1998               ---         ---                       ---          ---
Vice-President        1997          $ 95,506     $65,500                       ---          ---
Strategic Planning(6) 1996          $116,804         ---                       ---          ---

Thomas Stewart        1998               ---         ---                       ---          ---
Vice-President of     1997          $ 83,359     $53,000                       ---          ---
Operations(7)         1996          $108,808         ---                       ---          ---
----------------

(1) Amounts shown include cash and non-cash compensation earned and received by the named executives as well as amounts earned but deferred at their election.

(2) The Company provides various perquisites to certain employees, including the named executives. In each case, the aggregate value of the perquisite provided to the named executives did not exceed 10% of such named executive's annual salary and bonus.

(3) Mr. Mike Liddell became the Chief Executive Officer of the Company on April 28, 1998. Mr. Liddell's salary was not paid directly by Gulfport. His services were provided pursuant to the Administrative Services Agreement and the compensation amount reflects the portion of his compensation from DLB Equities, L.L.C. that was allocated to the Company under such agreement. See "Certain Transactions".

(4) Mr. Mark Liddell was named President of the Company on April 28, 1998. Mr. Liddell's salary was not directly paid by Gulfport. His services were provided pursuant to the Administrative Services Agreement and the compensation amount reflects the portion of his compensation from DLB Equities, L.L.C. that was allocated to the Company under such agreement. See "Certain Transactions".

(5) Mr. Landry received a $25,000 sign-on bonus per the terms of his employment contract, payment of which was deferred to 1996. Mr. Landry received $78,000 in compensation during 1997 as a participant of the employee stay bonus program. Mr. Landry ceased to be an Executive Vice President on May 5, 1998, but continues to serve as an employee of the Company.

(6) Mr. Beninger resigned as Vice President of Strategic  Planning on August 31,
1997.   During  1997,  Mr.  Beninger  received  $65,500  in  compensation  as  a participant of the employee stay bonus program.

(7) Mr. Stewart resigned as Vice President of Operations on July 11, 1997. During 1997, Mr. Stewart received $53,000 in compensation as a participant of the employee stay bonus program.

     Stock Options Granted

     There were no grants of stock options to named executive employees in 1998. The following table sets forth information concerning the grant of stock options during 1997 to the named executives.

                          Individual Grants                                           Potential Realizable
                      Number of         #of Total                                     Value Assumed Annual
                      Securities         Options                                    Rates at of  Stock Price
                      Underlying        Granted                                      Appreciation for Option
                      Options           Employers        Exercise         Expiration                 Terms(1)
Name                  Granted(#)         in 1997          Price ($/SH)     Date(2)     5% ($)           10%($)
--------------------------------------------------------------------------------------------------------------
Raymond P. Landry            60,000        100%           $3.50            --          $132,068       $334,686


(1) The assumed annual rates of increase are based on an annually compounded increase of the exercise price of $3.50 per share through a presumed ten year option term.

(2) Mr. Landry's options were granted under an employment agreement that was part of the Plan, which was confirmed on July 11, 1997. No expiration term for the options was specified under the employment agreement.


     Stock Option Holdings

     The following table sets forth the number of unexercised options held by named executives as of December 31, 1998. No options were exercised in 1997 and no options were in-the-money as of December 31, 1998.

                                                               Number of Unexercised
                                                                 Options at FY-End(1)
Name                                                      Exercisable   Unexercisable
--------------------------------------------------------------------------------------
Raymond P. Landry                                                 ---           60,000


(1)  These options were exercisable at $3.50 per share.

     Director Compensation

     Up to the Effective Date, each director who was not a salaried employee of the Company received $500 for his attendance at each meeting of the Board of Directors and was reimbursed for expenses incurred in connection with attending each such meeting. Currently, each outside director receives compensation in the amount of $1,000 per month, $500 for attendance at each meeting of the Board of Directors and reimbursement for expenses incurred in connection with attending such meetings.

     Employment Agreements

     Pursuant to the Plan, Mr. Landry entered into a two-year employment agreement with Gulfport commencing on the Effective Date. This employment agreement provides for a salary of $156,000 per year and stock options to purchase 60,000 shares of Common Stock at $3.50 per share pursuant to a stock option agreement to be established by Gulfport. In addition, Gulfport assumed the rights and obligations of existing employment contracts with Wayne A. Beninger and Thomas C. Stewart, both of which expired on August 31, 1997, and called for annual salaries of $125,000 and $100,000, respectively.

     Compensation Committee Interlocks and Insider Trading

     No member of the Committee is a former or current officer or employee of the Company and no employee of the Company serves or has served on the compensation committee (or board of directors of a corporation lacking a compensation committee) of a corporation employing a member of this Committee.

Item 12.         Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner(1)                       Beneficial Ownership
---------------------------------------------------------------------------------------
                                                            Shares        Percentage(2)
                                                           ----------------------------
Mike Liddell(3)                                             234,390           6.8%
6307 Waterford Blvd., Suite 100
Oklahoma City, OK  73118

Mark Liddell(4)                                             119,466           3.4%
6307 Waterford Blvd., Suite 100
Oklahoma City, OK  73118

Charles E. Davidson(5)                                    1,339,053          38.8%
411 West Putnam Avenue
Greenwich, CT  06830

Wexford Managment, LLC(6)                                   551,228          15.9%
411 West Putnam Avenue
Greenwich, CT 06830

Peter M. Faulkner(7)                                        240,773           6.9%
767 Third Avenue, Fifth Floor
New York, New York 10017

Robert Brooks                                                     *             *
343 3rd Street
Suite 205
Baton Rouge, LA  70801

David Houston                                                     *             *
1120 N.W. 63rd
Suite 360
Oklahoma City, OK  73116

Mickey Liddell                                                    *             *
8265 Sunset Blvd.
Suite 200
Los Angeles, CA  90046

All directors and executive officers as a group             353,857          10.27%
(5 individuals)
--------------------

*    Less than one percent.

(1) Unless otherwise indicated, each person or group has sole voting power with respect to all listed shares.

(2) Each listed person's percentage ownership is determined by assuming that options, warrants and other convertible securities that are held by such person and that are exercisable or convertible within sixty (60) days have been exercised.

(3) Includes shares of Common Stock held of record by Liddell Investments, L.L.C. Mr. Liddell is the sole member of Liddell Investments, L.L.C.

(4) Includes shares of Common Stock held of record by Liddell Holdings, L.L.C. Mr. Liddell is the sole member of Liddell Holdings, L.L.C.

(5) Includes 1,322,250 shares of Common Stock held of record by CD Holding, L.L.C. and 16,802.5 shares of Common Stock held in an IRA for Mr. Davidson. Mr. Davidson is the sole member of CD Holding, L.L.C. Does not include 551,228 shares of Common Stock held by the Wexford Entities (as defined below). Mr. Davidson is the Chairman and controlling member of Wexford Management, L.L.C. Mr. Davidson disclaims beneficial ownership of the 551,228 shares owned by the Wexford Entities.

(6) Includes shares of Common Stock owned by the following investment funds (the "Wexford Entities") that are affiliated with Wexford Management:
     Wexford Special Situations 1996, L.P.; Wexford Special Situations 1996 Institutional, L.P.; Wexford Special Situations 1996, Limited; Wexford-Euris Special Situations 1996, L.P.; Wexford Spectrum Investors, L.L.C.; Wexford Capital Partners II, L.P.; Wexford Overseas Partners I, L.P.

(7)  Includes  shares of Common Stock owned by the following  investment  funds:
     PMF Partners, L.L.C., Rumpere Capital, L.P., and Rumpere Capital Fund, Ltd.

Item 13.  Certain Relationships and Related Transactions

     Reorganization of the Company

     By Order dated May 2, 1997, the Bankruptcy Court confirmed the Plan of WRT and co-proponents DLB Oil & Gas, Inc. and Wexford Management. On July 11, 1997, DLB Oil & Gas, Inc. and Wexford Management received, pursuant to the Plan, an aggregate of 13.2 million shares of Common Stock for various claims, assets and cash as detailed below:

Unsecured  debt of $34.3  million                            2.88  million shares
Contribution  of DLB's interest in certain WCBB  properties  5.62  million shares
Cash of $5.0 million                                         1.43  million shares
Contribution  of $11.5  million of secured  and  asserted
secured claims                                               3.27  million shares
      Total shares issued to DLB and Wexford Management     13.20  million shares

     For   additional    information   concerning   the   Company's   bankruptcy
reorganization, see "Business - Events Leading to the Reorganization Case."

     Administrative Services Agreement

     Pursuant to the terms and conditions of the Administrative Services Agreement, DLB Oil & Gas, Inc. agreed to make available to the Company personnel, services, facilities, supplies, and equipment as the Company may need, including executive and managerial, accounting, auditing and tax, engineering, geological and geophysical, legal, land and administrative and clerical services. The initial term was one year beginning on the date of the Administrative Services Agreement. The Administrative Services Agreement continues for successive one-year periods unless terminated by either party by written notice no less than 60 days prior to the anniversary date of the Administrative Services Agreement. During the year ended December 31, 1997, the services of Gary C. Hanna and Ronald D. Youtsey, the Company's then-President and Secretary, respectively, were provided under this agreement. On April 28, 1998, in connection with the acquisition of DLB Oil & Gas, Inc. by Chesapeake Energy Corporation, the obligations of DLB Oil & Gas, Inc. under the Administrative Services Agreement were assigned to DLB Equities, L.L.C. Currently, the services of Mike Liddell, Chief Executive Officer, and Mark Liddell, President, are provided under the Administrative Services Agreement. DLB Equities, L.L.C. is owned equally by Mike and Mark Liddell.

     In return for the services rendered under the Administrative Services Agreement, the Company pays a monthly service charge based on the pro rata proportion of the Company's use of services, personnel, facilities, supplies and equipment provided by DLB Equities, L.L.C. as determined by DLB Equities, L.L.C. in a good-faith, reasonable manner. The service charge was calculated as the sum of (i) DLB Equities, L.L.C.'s fully allocated internal costs of providing personnel and/or performing services, (ii) the actual costs to DLB Equities, L.L.C. of any third-party services required, (iii) the equipment, occupancy, rental, usage, or depreciation and interest charges, and (iv) the actual cost to DLB Equities, L.L.C. of supplies. The fees provided for in the Administrative Services Agreement were approved by the Bankruptcy Court as part of the Plan and the Company believes that such fees are comparable to those that would be charged by an independent third party. Liddell Investments, L.L.C., Liddell Holdings, L.L.C., and CD Holdings, L.L.C., exercised 31,624,178 rights, equal to 632,483 after giving effect to the 50-1 reverse stock split, in the November 20, 1998 Rights Offering through debt forgiveness. No amount under the receivable remains outstanding.

     At December 31, 1997, Gulfport owed DLB Oil & Gas, Inc. approximately $1.6 million for services rendered pursuant to the Administrative Services Agreement. In March 1998, in order to facilitate the acquisition of DLB Oil & Gas, Inc. by Chesapeake Energy Corp., Mike Liddell, Mark Liddell and Charles Davidson purchased the receivable from DLB Oil & Gas, Inc. for its then outstanding amount of approximately $1.6 million. Each of Messrs. Mike and Mark Liddell and Mr. Davidson subsequently transferred his portion of the receivable to Liddell Investments, L.L.C., Liddell Holdings, L.L.C. and CD Holding, respectively. The receivable accrued interest at the rata of LIBOR plus 3% per annum.

     Stockholder Credit Facility

     On August 18, 1998, the Company entered into the Stockholder Credit Facility, a $3.0 million revolving credit facility with Liddell Investments, L.L.C., Liddell Holdings, L.L.C., CD Holdings, L.L.C. and Wexford Entities (collectively "Affiliated Stockholders"). Borrowings under the Stockholder Credit Facility are due on August 17, 1999 and bear interest at LIBOR plus 3%. Pursuant to the Stockholder Credit Facility, the Company agreed to pay to the Affiliated Eligible Stockholders an aggregate commitment fee equal to $60,000. As of October 7, 1998, $3.0 million was outstanding under the Stockholder Credit Facility. The Company repaid $2.0 million of principal under the Amended ING Credit Agreement with borrowings under the Stockholder Credit Facility. The remaining $1.0 million was used for working capital and general corporate purposes. The Affiliated Stockholders paid the Subscription Price for 60,000,000 rights, equal to 1,200,000 rights after giving effect to the reverse stock split, in the Rights Offering through the forgiveness of the amount owed to them under the Stockholder Credit Facility.

                                     PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Exhibits:
(1)  Financial Statements
(2)  Financial Statement Schedules
(3)  Exhibits required by Item 601 of Regulation 8-K are as follows:

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
  2.1**-- Final order authorizing use of proceeds from oil and gas operations(1)

  2.2**-- Letter  agreement by and among WRT Energy  Corporation, DLB Oil & Gas,
           Inc. and Wexford Management, LLC, dated October 22, 1996 and amended October 28, 1996.(2)

  2.3**-- Debtor's  and  DLBW's  First  Amended  Joint  Plan  of  Reorganization
           Under chapter 11 of the United States Bankruptcy Code, dated January 20, 1997.(3)

  2.4**-- First Amended Disclosure Statement Under 11 U.S.C.ss. 1125 In Support of Debtor's and DLBW's First Amended Joint Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code, dated January 20, 1997.(3)

  2.5**-- Agreement and Plan of Merger, dated as of July 10, 1997 by and between
           WRT  Energy  Corporation,  a   Texas  corporation   and   WRT  Energy
           Corporation, a Delaware corporation.(4)

  3.1**-- Restated Certificate of Incorporation.(6)

  3.2**-- Certificate of Amendment of the Restated Certificate of Incorporation.
          (6)

  3.3**-- Bylaws.(6)

  4.1**-- Form of Rights Certificate.

  4.2**-- Form  of   Transmittal   Letter  from   registrant  to stockholders in
           connection with the Rights Offering.

  4.3**-- Credit Agreement, dated as of July 10, 1997, by and between WRT Energy
          Corporation and ING (U.S.) Capital Corporation ("ING").(6)

  4.4**-- Amendment No. 1 to Credit Agreement, dated as of August 18, 1998, by and between the Company and ING.

  4.5**-- Subordination Agreement, dated as of August 18, 1998, by and between ING and the Subordinated Creditors named therein.

  4.6**-- Warrant issued to ING.

  5**  -- Opinion of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

  8**  -- Opinion of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

 10.1**-- Employment  Agreement,  dated  as  of July 10, 1997 by and between WRT
          Energy Corporation and Raymond P. Landry.(6)

 10.2**-- Revolving Line of Credit Agreement,  dated as of August 18,  1998,  by and among the Company, Wexford Special Situations 1996, L.P., Wexford Special Situations 1996 Institutional, L.P., Wexford Special Situations 1996, Limited, Wexford-Euris Special Situations 1996, L.P., Wexford Spectrum Investors LLC, Wexford Capital Partners II, L.P., Wexford Overseas Partners I, L.P., CD Holdings, L.L.C., Liddell Investments LLC and Liddell Holdings LLC.

 23.1**-- Consent of Hogan & Slovacek, independent public accountants.

 23.2**-- Consent of Netherland, Sewell & Associates, independent petroleum engineers.

 24.1 -- Power of Attorney (included on signature page of this Registration Statement).

 27.1  -- Financial Data Schedule.(7)

(b)     The Registrant filed the following reports on Form 8-K:

     Form 8-K filed on June 13, 1997 reporting the plan of reorganization for WRT Energy Corporation with DLB Oil and Gas, Inc. and Wexford Management LLC.

     Form 8-K filed on July 11, 1997 reporting the reorganized WRT Energy Corporation, a Delaware corporation, noting the emergence from bankruptcy.

     Form 8-K filed on December 10, 1997 reporting changes in registrants certified accountants.

     Form 8-KA filed on February 17, 1998 reporting  letter to the SEC from KPMG
     Peat  Marwick  LLP  regarding   termination   of  their  client  -  auditor
     relationship.

     Form 8-K filed on December 18, 1998 reporting the completed Stock Rights offering as described in its S-1A registration statement filed October 30, 1998.

     Form 8-K filed on January 12, 1998 reporting the termination of the Farmout Agreement with Tri-C Resources, Inc.

- ----------
*  Filed herewith.
** Previously filed.
(1)     Filed with Form 8-K dated March 14, 1997.
(2)     Filed with Form 8-K dated November 6, 1996.
(3)     Filed with Form 8-K dated March 3, 1997.
(4)     Filed with Form 8-K dated July 22, 1997.
(5)     Filed with Form 10-Q dated May 15, 1998.
(6)     Filed with Form 10-Q dated December 1, 1997.
(7)     Filed with Form 10-Q dated June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   March 31, 1999.



                                            GULFPORT ENERGY CORPORATION


                                            By:    /s/ Mark Liddell
                                                -------------------------------
                                                   Mark Liddell, President




Pursuant to the requirements of the Securities and Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Date:   March 31, 1999         By:    /s/ Mark Liddell
                                      ------------------------------------
                                      Mark Liddell, President and Director


Date:   March 31, 1999         By:    /s/ Mike Liddell
                                      ------------------------------------
                                      Mike Liddell, Chief Executive Officer
                                      and Director


Date:   March 31, 1999         By:    /s/ Robert Brooks
                                      ------------------------------------
                                      Robert Brooks, Director


Date:   March 31, 1999         By:    /s/ David L. Houston
                                      ------------------------------------
                                      David L. Houston, Director


Date:   March 31, 1999         By:    Mickey Liddell
                                      ------------------------------------
                                      Mickey Liddell, Director



--------
1 The December 31, 1998 shares have been restated throughout this Annual Report giving effect to the Reverse Stock Split. 2 On March 5, 1999, the Registrant completed a fifty to one reverse stock split.
                                       58