Form 10-Q
period 1999-03-31
GULFPORT ENERGY CORP
filed 1999-05-17
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   (Mark One)
      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of March 31, 1999 was 3,445,206.

                           GULFPORT ENERGY CORPORATION

                                TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT


PART I     FINANCIAL INFORMATION                                           PAGE

        Item 1 Financial Statements

               Consolidated Balance Sheets at March 31, 1999 (unaudited)
               and December 31, 1998.......................................   4

               Consolidated Statements of Operations for the Three Months
               Ended March 31, 1999 and 1998 (unaudited)...................   5

               Consolidated Statements of Cash Flow for the Three
               Months Ended March 31, 1999 and 1998 (unaudited)............   6

               Notes to Consolidated Financial Statements..................   7

        Item 2 Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............  20


        Signatures.........................................................  29

                           GULFPORT ENERGY CORPORATION
                                  BALANCE SHEET

---------------------------------------------------------------------------------------------------------------------------
                                                                                 March 31,           December 31,
ASSETS                                                                             1999                  1998
                                                                             ----------------      ----------------
                                                                             (Unaudited)
Current assets:
     Cash and cash equivalents                                               $     1,657,000       $     2,778,000
     Cash, restricted                                                                936,000               936,000
     Accounts receivable, net of allowance for doubtful accounts
        of $4,696,000                                                              1,727,000             1,656,000
     Prepaid expenses and other                                                       58,000               110,000
                                                                             ----------------      ----------------

                                                                                   4,378,000             5,480,000
                                                                             ----------------      ----------------

Property and equipment:
     Properties subject to depletion                                              78,695,000            77,042,000
     Other property, plant and equipment                                           1,876,000             1,867,000
                                                                             ----------------      ----------------

                                                                                  80,571,000            78,909,000
     Accumulated depreciation, depletion and amortization                        (59,804,000)          (58,919,000)
                                                                             ----------------      ----------------

                                                                                  20,767,000            19,990,000
                                                                             ----------------      ----------------

Other assets                                                                       2,096,000             2,098,000
                                                                             ----------------      ----------------

                                                                             $    27,241,000       $    27,568,000
                                                                             ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                $     4,716,000       $     3,890,000
     Current maturities of long-term debt                                          4,830,000             4,794,000
                                                                             ----------------      ----------------

                                                                                   9,546,000             8,684,000
                                                                             ----------------      ----------------

Long- term liabilities:                                                              377,000               381,000
                                                                             ----------------      ----------------

Shareholders' equity (deficit):
     Preferred stock - $.01 par value, 1,000,000
        authorized, none issued                                                            -                     -
     Common stock - $.50 par value, 250,000,000
        authorized, 3,445,206 issued and outstanding                               1,723,000             1,723,000
     Paid-in capital                                                              77,555,000            77,598,000
     Accumulated deficit                                                         (61,960,000)          (60,818,000)
                                                                             ----------------      ----------------

        Total shareholders' equity                                                17,318,000            18,503,000
                                                                             ----------------      ----------------

Commitments and contingencies                                                              -                     -
                                                                             ----------------      ----------------

                                                                             $    27,241,000       $    27,568,000
                                                                             ================      ================

         - See accompanying notes to consolidated financial statements -

                           GULFPORT ENERGY CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------

                                                                            For the Three Months Ended March 31,
                                                                                 1999                     1998
                                                                             ----------------      ----------------
Revenues:
     Gas sales                                                               $        77,000       $     1,019,000
     Oil and condensate sales                                                      1,632,000             2,303,000
     Other income                                                                      7,000               200,000
                                                                             ----------------      ----------------

         Total revenues                                                            1,716,000             3,522,000
                                                                             ----------------      ----------------

Expenses:
     Lease operating                                                               1,417,000             2,720,000
     Depreciation, depletion and amortization                                        871,000             1,878,000
     General and administrative expenses                                             452,000               662,000
                                                                             ----------------      ----------------

                                                                                   2,740,000             5,260,000
                                                                             ----------------      ----------------

Loss from operations                                                              (1,024,000)           (1,738,000)
                                                                             ----------------      ----------------

Other (income) expense:
     Interest expense                                                                154,000               386,000
     Interest income                                                                 (36,000)                    -
                                                                             ----------------      ----------------

                                                                                     118,000               386,000
                                                                             ----------------      ----------------

Loss before income tax                                                            (1,142,000)           (2,124,000)

Income tax expense                                                                         -                     -
                                                                             ----------------      ----------------

Net loss                                                                     $    (1,142,000)      $    (2,124,000)
                                                                             ================      ================

Per common share:
     Income per common and common equivalent share                           $         (0.33)      $         (4.81)
                                                                             ================      ================

     Average common and common equivalent
         shares outstanding                                                        3,445,206               441,520
                                                                             ================      ================




                - See accompanying notes to consolidated financial statements -

                           GULFPORT ENERGY CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------

                                                          Common
                                                           Stock                 Additional
                                 Preferred     -------------------------------    Paid-In        Accumulated       Treasury
                                   Stock          Shares            Amount        Capital          Deficit          Stock
-----------------------------------------------------------------------------------------------------------------------------
Balance,
     December 31, 1996          $ 27,677,000      9,539,207      $    95,000    $ 39,571,000     $(157,562,000)   $ (332,000)

     Net income                            -              -                -               -        79,108,000             -

     Effect of fresh
         start reporting         (27,677,000)    12,537,108          126,000      32,201,000        78,454,000       332,000
                             ------------------------------------------------------------------------------------------------

Balance,
     July 11, 1997                         -     22,076,315          221,000      71,772,000                 -             -

     Net loss                              -              -                -               -        (1,713,000)            -

     Reverse stock split                   -    (21,634,789)               -               -                 -             -
                             ------------------------------------------------------------------------------------------------

Balance,
      December 31, 1997                    -        441,526          221,000      71,772,000        (1,713,000)            -

      Stock Rights offering                -      3,003,680        1,502,000       5,826,000                 -             -

      Net loss                             -              -                -               -       (59,105,000)            -
                             ------------------------------------------------------------------------------------------------

Balance,
      December 31, 1998         $          -      3,445,206      $ 1,723,000    $ 77,598,000     $ (60,818,000)   $        -
                             ================================================================================================

            See accompanying notes to financial statements.

                        GULFPORT ENERGY CORPORATION
                          STATEMENT OF CASH FLOWS
                                (Unaudited)

----------------------------------------------------------------------------------------------------------------------------

                                                                                     For the Three Months Ended March 31,
                                                                                        1999                      1998
                                                                                  ----------------          ----------------
Cash flow from operating activities:
     Net loss                                                                     $    (1,142,000)          $    (2,124,000)
     Adjustments to reconcile net loss to net cash provided by
         operating activities:
            Depreciation, depletion, and amortization                                     871,000                 1,878,000
            Amortization of debt issuance costs                                            48,000                    32,000
     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                                       (70,000)                1,346,000
         Decrease in prepaid expenses and other                                            52,000                    71,000
         Increase (decrease) in accounts payable, distribution
            payables and accrued liabilities                                              825,000                   (97,000)
                                                                                  ----------------          ----------------

            Net cash provided (used) by operating activities                              584,000                 1,106,000
                                                                                  ----------------          ----------------

Cash flow from investing activities:
     Additions to cash held in escrow                                                     (46,000)                        -
     Additions to oil and gas properties                                               (1,648,000)                 (679,000)
                                                                                  ----------------          ----------------

            Net cash used in investing activities                                      (1,694,000)                 (679,000)
                                                                                  ----------------          ----------------

Cash flow from financing activities:
     Other                                                                                (43,000)                        -
     Borrowings on note payable                                                            36,000                         -
     Principal payments on borrowings                                                      (4,000)                   (7,000)
                                                                                  ----------------          ----------------

            Net cash provided by (used in) financing activities                           (11,000)                   (7,000)
                                                                                  ----------------          ----------------

Net increase (decrease) in cash and cash equivalents                                   (1,121,000)                  420,000
Cash and cash equivalents - beginning of period                                         3,714,000                 3,263,000
                                                                                  ----------------          ----------------

Cash and cash equivalents - end of period                                         $     2,593,000           $     3,683,000
                                                                                  ================          ================


Supplemental Disclosures Of Cash Flow Information:
     Interest paid                                                                $       154,000           $       339,000



         - See accompanying notes to consolidated financial statements -

                           GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

     At March 31, 1999 and December 31, 1998, the carrying amounts of all financial instruments approximate their fair market values.

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

     Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds. These costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of oil and gas leases not held by production, and available funds for exploration and development. During 1998, $5,097,000 of undeveloped leasehold cost was determined to be impaired and was included in the cost of oil and gas properties subject to amortization, and in the $5,130,000 improvement of oil and gas properties. At March 31, 1999 and December 31, 1998, the Company had no oil and gas properties not subject to amortization.

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

     The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1999 and December 31, 1998, the Company held cash in excess of insured limits in these banks totaling $1,550,000 and $3,983,000, respectively.

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

Stock Options and Warrant Agreements

     Effective at the date of reorganization, all previously issued stock option plans of the Company were terminated and all outstanding options were canceled. On that date, a Warrant Agreement, mandated under the Plan, went into effect. These warrants are exercisable at $10 per share and will expire on July 11, 2002. The Plan authorized the issuance of up to 1,104,000 warrants. As of March 31, 1999 and December 31, 1998, there were 221,000 warrants issued and outstanding.

Commitments and Contingencies

     Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

2. RELATED PARTY TRANSACTIONS

     DLB Oil & Gas, Inc. ("DLB") and Wexford Management LLC ("Wexford") were, along with the Company, co-proponents in the Plan of Reorganization. As of March 31, 1998, DLB and Wexford owned approximately 49% and 8%, respectively, of the Company's outstanding common stock. During April of 1998, DLB distributed all of its shares in the Company to its shareholders prior to its acquisition by Chesapeake Energy Corporation.

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

     In return for the services rendered under the Administrative Services Agreement, the Company pays a monthly service charge based on the pro rata proportion of the Company's use of services, personnel, facilities, supplies and equipment provided by DLB Equities, L.L.C. as determined by DLB Equities, L.L.C. in a good-faith, reasonable manner. The service charge was calculated as the sum of (i) DLB Equities, L.L.C.'s fully allocated internal costs of providing personnel and/or performing services, (ii) the actual costs to DLB Equities, L.L.C. of any third-party services required, (iii) the equipment, occupancy, rental, usage, or depreciation and interest charges, and (iv) the actual cost to DLB Equities, L.L.C. of supplies. The fees provided for in the Administrative Services Agreement were approved by the Bankruptcy Court as part of the Plan and the Company believes that such fees are comparable to those that would be charged by an independent third party. The Company paid fees totaling $267,000 during the three months ended March 31, 1999 and $969,000 the year ended December 31, 1998.

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

     During the three months ended March 31, 1998, the Company sold $877,128 in oil to a DLB subsidiary, GEMCO. During the year ended December 31, 1998, the Company sold $2,058,000 in oil to a DLB subsidiary, GEMCO. These sales occurred at prices which the Company could be expected to obtain from an unrelated third party.

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

3. PROPERTY AND EQUIPMENT

                                                        1999                   1998
                                                   ---------------       ---------------
Oil and gas properties                             $   78,695,000        $   77,042,000
Office furniture and fixtures                           1,399,000             1,390,000
Building                                                  217,000               217,000
Land                                                      260,000               260,000
                                                   ---------------       ---------------

Total property and equipment                           80,571,000            78,909,000

Accumulated depreciation, depletion
   Amortization and impairment reserve                (59,804,000)          (58,919,000)
                                                   ---------------       ---------------

Property and equipment, net                        $   20,767,000        $   19,990,000
                                                   ===============       ===============

     The major categories of property and equipment and related accumulated depreciation, depletion and amortization as of March 31, 1999 and December 31, 1998 are as follows:

   During the three months ended March 31, 1999, the Company had additions to its oil and gas properties totaling $1,648,000.

   During 1998, the Company sold oil and gas properties totaling $8,800,000, which was treated as a reduction of the full cost pool.

4. LONG-TERM LIABILITIES

     As of March 31, 1999 and December 31, 1998, a break down of long term debt is as follows:

                                        1999                  1998
                                     ---------------      ---------------
           Long-term debt:
              Credit facility        $    4,815,000       $    4,779,000
              Priority tax claims           186,000              186,000
              Building loan                 206,000              210,000
                                     ---------------      ---------------
                                          5,207,000            5,175,000
              Less current portion        4,830,000            4,794,000
                                     ===============      ===============
                                     $      377,000       $      381,000
                                     ===============      ===============

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

Long Term Debt Maturities

     Following are the maturities of long-term liabilities for each of the next five years:


             1999                                     $4,830,000
             2000                                        202,000
             2001                                         18,000
             2002                                         20,000
             2003                                         22,000
             Thereafter                                  115,000
                                                     ------------
                                                      $5,207,000
                                                     ============


5. PREFERRED STOCK OFFERING

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

6. COMMON STOCK OPTIONS AND WARRANTS

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

7.  EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share for all periods were computed based on common stock equivalents outstanding on that date during the applicable periods.

8. COMMITMENTS

Leases

     As of March 31, 1999 and December 31, 1998, the Company had no long-term, non-cancelable operating lease commitments.

     Rental expense for all operating leases for the three months March 31, 199 and the year ended December 31, 1998, was $38,000 and $120,000, respectively.

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

Plugging and Abandonment Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. TEPI retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's obligations plugging and abandonment obligations to TEPI have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of March 31, 1999 and December 31, 1998, the plugging and abandonment trust totaled $1,505,00 and $1,454,000, respectively.

Texaco Global Settlement

     Pursuant to the terms of a global settlement between Texaco and the State of Louisiana which includes the State Lease No. 50 portion of the Company's East Hackberry Field, the Company was obligated to commence drilling a well or other qualifying development operation on certain non-producing acreage in the field prior to March 1998. Because of prevailing market conditions during the three months ended Mach 31, 1999 and the year ended December 31, 1998, the Company believed it was commercially impractical to shoot seismic or commence drilling operations on the subject property. As a result, the Company has agreed to surrender approximately 440 non-producing acres in this field to the State of Louisiana.

Reimbursement of Employee Expenses & Contributions to 401(k) Plan

     The Company sponsored a 401(k) savings plan under which eligible employees chose to contribute up to 15% of salary income on a pre-tax basis, subject to certain IRS limits. The Company contribution to the 401(k) plan was discretionary and was 25% of employee contributions up to 6% of their salary. This benefit vests to employees over a five-year employment period or at a rate of 20% per each year of participation. During year ended December 31, 1998, the Company incurred $4,000 in matching contributions expense associated with this plan.

     On February 17, 1999, the Company sponsored 401(k) savings plan was terminated and all contributions were distributed to the participants.

9. CONTINGENCIES

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

10.  LITIGATION TRUST ENTITY

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

     The following discussion is intended to assist in an understanding of the Company's unaudited results of operations for the three month and the nine month periods ended March 31, 1999 and 1998. The unaudited consolidated financial statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 1998 annual report on Form 10-K.



 FINANCIAL DATA
(Unaudited)
                                                       Three Months Ended March 31,
                                                            1999            1998
                                                       -------------  -------------
Revenues:
    Gas sales                                          $      77,000  $   1,019,000
    Oil and condensate sales                               1,632,000      2,303,000
    Other income, net                                         43,000        200,000
                                                       -------------  -------------
                                                           1,752,000      3,522,000

Expenses:
    Production costs (1)                                   1,417,000      2,720,000
    General & administrative                                 452,000        662,000
                                                       -------------  -------------
                                                           1,869,000      3,382,000

EBITDA (2)                                                  (117,000)       140,000
Depreciation, depletion & amortization                       871,000      1,878,000
                                                       -------------  -------------
Loss before interest, reorganization costs and
    taxes                                                   (988,000)    (1,738,000)
Interest expense                                             154,000        386,000
                                                       -------------  -------------
Loss before income taxes                                  (1,142,000)    (2,124,000)
Income taxes                                                       -              -
                                                       -------------  -------------
Net loss                                                  (1,142,000)    (2,124,000)
Dividends on preferred stock (undeclared)                          -              -
                                                       -------------  -------------
Net loss available to common shareholders              $  (1,142,000) $  (2,124,000)
                                                       =============  =============

Per share data:
Net loss                                               $       (0.33) $       (4.81)
                                                       =============  =============
Weighted average common and common
    equivalent shares                                      3,445,206        442,000
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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1999 and 1998

     During the three months ended March 31, 1999, the Company reported a net loss of $1.1 million, a 46% decrease from a net loss before undeclared dividends on preferred stock of $2.1 million for the corresponding period in 1998. This decrease is primarily due to the following factors:

     Oil and Gas Revenues. During the three months ended March 31, 1999, the Company reported oil and gas revenues of $1.7 million, a 48% decrease from $3.3 million for the comparable period in 1998. This decrease was primarily attributable to a decrease in production subsequent to the sale of gas producing properties during the 2nd quarter of 1998. The following table summarizes the Company's oil and gas production and related pricing for the three months ended March 31, 1999 and 1998:

                                                    Three Months Ended March 31,
                                                         1999          1998
                                                      -----------   -----------
   Oil production volumes (Mbbls)                            324           157
   Gas production volumes (Mmcf)                               4           383
   Average oil price (per Bbl)                            $11.89        $14.63
   Average gas price (per Mcf)                             $1.98         $2.66

     Production Costs. Production costs, including lease operating costs and gross production taxes, decreased $1.3 million, or 48%, from $2.7 million for the three months ended March 31, 1998 to $1.4 million for the comparable period in 1999. This decrease is due primarily to the reduction of lease operating expenses and the sale of various producing properties.

     Depreciation, Depletion and Amortization. Decreciation, depletion and amortization decreased $1.0 million, or 54%, from $1.9 million for the three months ended March 31, 1998 to $0.9 million for the comparable period in 1999. As discussed in production costs, depreciation, depletion and amortization expense was reduced primarily to the sale of various producing properties.

     General and Administrative Expenses. General and administrative expenses decreased $0.2 million, or 32%, from $0.7 million for the three months ended March 31, 1998 to $0.5 million for the comparable period in 1999. This decrease was due primarily to the Company's change in business strategy to reduce personnel and overall general and administrative costs.

     Provision for Doubtful Accounts. Provision for doubtful accounts remained consistent when comparing the three months ended March 31, 1998 with the comparable period in 1999.

     Interest Expense. Interest expense decreased $0.2 million, from $0.4 million to $0.2 million during the three months ended March 31, 1998 and 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities. Net cash flow provided by operating activities for the three months ended March 31, 1999 was $0.6 million, as compared to net cash flow provided by operating activities of $1.1 million for the comparable period in 1998. This decrease is due to changes in current assets and liabilities and the significant difference in the net loss during the three months ended March 31, 1999 and to the sale of various oil and gas properties during the 1998.

     The primary capital commitment faced by the Company is the payments due under the ING Credit Facility.

     At December 31, 1998, the outstanding principal balance under the ING Credit Agreement was $4,779,000. Pursuant to the terms of the ING Credit Agreement, the Company may elect to be charged at either (i) LIBOR plus 3% or
(ii) ING's fluctuating "reference rate" plus 1.25%. A principal payment of $1,000,000 is due March 31, 1999 with the remaining principal balance due at maturity on July 10, 1999. A loan commitment fee of $100,000 was due on December 31, 1998 with a final commitment fee of $250,000 due at July 10, 1999 if the loan has not been paid off by that date.

     The Company did not pay the December 31, 1998 loan commitment fee and did not pay the March 31, 1999 principal payment. During a year of record low product prices, the Company drastically reduced general and administration expenses, production costs, taxes and decreased the outstanding loan balance from $10,000,000 at December 31, 1997 to $4,779,000 at December 31, 1998. The
closing escrow of $936,000 from the Castex sale is expected to break in early May further reducing the ING loan balance to $3,843,000.

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


Other Information

ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved in various legal actions associated with the normal conduct of its business operations. No other such actions involve known material gain or loss contingencies not reflected in the consolidated financial statements of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by Item 601 of Regulation S-K are as follows:

              27-1     Financial Data Schedule

     (b) Reports on Form 8-K

              (1) Form 8-K filed on January 12, 1999, reporting the termination of the February 1, 1998 West Cote Blanche Bay Farmout Agreement with Tri-C Resources, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GULFPORT ENERGY CORPORATION


Date:  May 17, 1999                            /s/ Mark Liddell
                                               -----------------------
                                               Mark Liddell
                                               President & Director