Form 10-Q
period 1999-06-30
GULFPORT ENERGY CORP
filed 1999-08-16
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, $0.50 par value, outstanding as of July 30, 1999 was 3,445,400.

                           GULFPORT ENERGY CORPORATION

                                TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT


PART I     FINANCIAL INFORMATION

  Item 1 Financial Statements

   Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998..........4

     Statements of Operations for the Three and Six Months Ended
        June 30, 1999 and 1998 (unaudited)....................................5

     Statements of Cash Flow for the Three and Six Months Ended
       June 30, 1999 and 1998 (unaudited).....................................6

     Notes to Financial Statements........................................... 7

  Item 2 Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................16

PART II    OTHER INFORMATION

 Item 1 Legal Proceedings....................................................24

 Item 6 Exhibits and Reports on Form 8-K.....................................26

        Signatures...........................................................27

                           GULFPORT ENERGY CORPORATION




                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                             June 30, 1999 and 1998







               Forming a part of Form 10-Q Quarterly Report to the
                       Securities and Exchange Commission

This quarterly report on Form 10-Q should be read in conjunction with Gulfport Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

                           GULFPORT ENERGY CORPORATION
                                 BALANCE SHEETS

ASSETS                                                      June 30, 1999      December 31, 1998
                                                           -------------          -------------
Current assets:                                              (unaudited)
  Cash and cash equivalents                               $    1,217,000         $    2,778,000
  Cash, restricted                                                     -                936,000
  Accounts receivable, net of allowance for doubtful
     accounts of $3,323,000 for June 30, 1999 and
     December 31, 1998, respectively                           1,533,000              1,656,000
  Prepaid expenses and other                                      42,000                110,000
                                                           -------------          -------------
  Total current assets                                         2,792,000              5,480,000
                                                           -------------          -------------

Property and equipment:
  Oil and natural gas properties                              80,199,000             77,042,000
  Other property and equipment                                 1,856,000              1,867,000
  Accumulated depletion, depreciation  and amortization      (60,770,000)           (58,919,000)
                                                           -------------          -------------
  Property and equipment, net                                 21,285,000             19,990,000
                                                           -------------          -------------
Other assets                                                   2,117,000              2,098,000
                                                           -------------          -------------

Total assets                                               $  26,194,000          $  27,568,000
                                                           =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilites                  $   2,973,000          $   3,890,000
  Current maturities of long-term debt                         3,896,000              4,794,000
                                                           -------------          -------------
  Total current liabilities                                    6,869,000              8,684,000

Long-term liabilities                                            368,000                381,000
                                                           -------------          -------------
  Total liabilities                                            7,237,000              9,065,000
                                                           -------------          -------------

Commitments and contingencies                                          -                      -
                                                           -------------          -------------

Shareholders' equity:
  Preferred stock - $.01 par value 1,000,000
     authorized, none issued                                           -                      -
  Common stock - $.50 par value, 250,000,000
     authorized, 3,445,400 issued and
     outstanding at June 30, 1999 and
     December 31, 1998, respectively                           1,723,000              1,723,000
  Paid-in capital                                             77,541,000             77,598,000
  Accumulated deficit                                        (60,307,000)           (60,818,000)
                                                           -------------          -------------
  Total shareholders' equity                                  18,957,000             18,503,000
                                                           -------------          -------------

Total liabilities and shareholders' equity                 $  26,194,000          $  27,568,000
                                                           =============          =============



               - See accompanying notes to financial statements -

                           GULFPORT ENERGY CORPORATION
                             STATEMENT OF OPERATIONS
                                  (Unaudited)

                                           Three months ended June 30,     Six months ended June 30,
                                                1999         1998              1999         1998
                                                ----         ----              ----         ----
Revenues:
  Gas sales                                $     66,000  $  1,828,000     $    142,000  $  2,847,000
  Oil and condensate sales                    2,487,000     1,572,000        4,186,000     3,875,000
  Other Income, net                              84,000       146,000          130,000       346,000
                                           ------------  ------------     ------------  ------------
  Total revenues                              2,637,000     3,546,000        4,458,000     7,068,000
                                           ------------  ------------     ------------  ------------

Expenses:
  Operating expenses including
     production taxes                         1,044,000     2,450,000        2,177,000     5,170,000
  Depreciation, depletion and amortization    1,206,000    18,220,000        1,854,000    20,098,000
   General and administrative expenses          408,000       660,000          896,000     1,322,000
                                           ------------  ------------     ------------  ------------
                                              2,658,000    21,330,000        4,927,000    26,590,000
                                           ------------  ------------     ------------  ------------

Income (loss) from operations                   (21,000)  (17,784,000)        (469,000)  (19,522,000)
  Proceeds from Litigation Trust              1,267,000             -        1,267,000             -
  Interest expense                             (130,000)      372,000         (286,000)      758,000
                                           ------------  ------------     ------------  ------------

Income (loss) before income tax expense       1,116,000   (18,156,000)         512,000   (20,280,000)
  Income tax expense                                  -             -                -             -
                                           ------------  ------------     ------------  ------------

Net income (loss)                             1,116,000   (18,156,000)         512,000   (20,280,000)
  Undeclared dividends on preferred stock             -             -                -             -
                                           ------------  ------------     ------------  ------------

Net income (loss) available to
  common shareholders                      $  1,116,000  $(18,156,000)    $    512,000  $(20,280,000)
                                           ============  ============     ============  ============

Per common share:
  Income (loss) per common and
     common equivalent share               $       0.32  $     (41.12)    $       0.15  $     (45.88)
                                           ============  ============     ============  ============

Average common and common
  equivalent shares outstanding               3,445,400       441,520        3,445,400       441,520
                                           ============  ============     ============   ===========





               - See accompanying notes to financial statements -

                           GULFPORT ENERGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six months ended June 30,
                                                                         1999              1998
                                                                         ----              ----
Cash flow from operating activities:
   Net  income (loss)                                              $    512,000       $(20,280,000)
   Adjustments  to  reconcile  net  loss  to
     net cash  provided  by  operating
     activities:
         Depreciation, depletion, and amortization                    1,854,000         20,098,000
         Amortization of debt issuance costs                             97,000             97,000
        (Gain) on sale of asset                                               -           (133,000)
Changes in operating assets and liabilities:
   Decrease in accounts receivable                                      123,000            198,000
   Decrease in prepaid expenses and other                                69,000             54,000
   Increase (decrease) in accounts payable and accrued liabilities     (919,000)         1,980,000
   (Decrease) in other long-term liabilities                                  -           (116,000)
                                                                   ------------       ------------
Net cash provided by operating activities                             1,736,000          1,898,000
                                                                   ------------       ------------

Cash flow from investing activities:
   Additions to cash held in escrow                                    (117,000)          (110,000)
   Additions to other assets                                                  -           (229,000)
   Proceeds from sale of other property, plant and equipment              8,000                  -
   Costs capitalized to the full cost pool                           (3,157,000)          (805,000)
                                                                   ------------       ------------
Net cash used in investing activities                                (3,266,000)        (1,144,000)
                                                                   ------------       ------------

Cash flow from financing activities:
   Other                                                                (21,000)                 -
   Principal payments on borrowings                                    (946,000)        (1,739,000)
                                                                   ------------       ------------
Net cash used in financing activities                                  (967,000)        (1,739,000)
                                                                   ------------       ------------

Net increase (decrease) in cash and cash equivalents                 (2,497,000)          (985,000)
   Cash and cash equivalents - beginning of period                    3,714,000          3,263,000
                                                                   ------------       ------------
Cash and cash equivalents - end of period                          $  1,217,000       $  2,278,000
                                                                   ============       ============


Supplemental Disclosures of Cash Flow Information
   Interest paid                                                   $    189,000       $    358,000



               - See accompanying notes to financial statements -

                           GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Reorganization Proceedings

     The following summary is qualified in its entirety by the more detailed information and financial statements (including the notes thereto) appearing elsewhere in this document. Unless otherwise stated, the term "Company" means Gulfport Energy Corporation, formerly known as WRT Energy Corporation, either prior to or after the Effective Date (as defined herein), as the context requires and the term "WRT" or "Debtor" means WRT Energy Corporation and its subsidiaries taken as a whole prior to the Effective Date.

     Gulfport Energy Corporation owns and operates mature oil and gas properties in the Louisiana Gulf Coast area. The Company's strategy to continue to increase cash flows generated by these properties by undertaking new drilling, workover and recompletion projects and production enhancement projects.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

Fair Value of Financial Instruments

     At June 30, 1999 and December 31, 1998, the carrying amounts of all financial instruments approximate their fair market values.

Oil and Natural Gas Properties

     The Company uses the full cost pool method of accounting for oil and gas operations. Accordingly, all costs including nonproductive costs and certain general and administrative costs associated with acquisition, exploration and development of oil and natural gas properties are capitalized. Net capitalized costs are limited to the estimated future net revenues, after income taxes, discounted at 10% per year, from proved oil and natural gas reserves and the cost of the properties not subject to amortization. Such capitalized costs, including the estimated future development costs and site remediation costs, if any, are depleted by an equivalent units-of-production method, converting natural gas to barrels at the ratio of six Mcf of natural gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proved oil and natural gas reserves.

     Included in costs capitalized to the full cost pool are $113,000 and $221,000 in general and administrative costs incurred in the three months and six months ended June 30, 1999, respectively. General and administrative costs capitalized to the full cost pool are those incurred directly related to exploration and development activities such as geological costs and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. During 1998, no general and administrative costs were capitalized to the full cost pool.

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

     The Company maintains cash balances at several banks. Accounts at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash balances in excess of insured limits total $1,117,000 and $3,614,000 at June 30, 1999 and December 31, 1998, respectively. In addition, the Company maintains escrow accounts for plugging and abandonment costs of which $1,471,000 and $1,354,000 were in excess of the insured limits as of June 30, 1999 and December 31, 1998, respectively.

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

2.  RELATED PARTY TRANSACTIONS

     DLB Oil & Gas, Inc. ("DLB") and Wexford Management LLC ("Wexford") were, along with the Company, co-proponents in the Plan of Reorganization. As of March 31, 1998, DLB and Wexford owned approximately 49% and 8%, respectively, of the Company's outstanding common stock. During April of 1998, DLB distributed all of its shares in the Company to its shareholders prior to its acquisition by Chesapeake Energy Corporation. As of June 30, 1999, Wexford owned approximately 16% of the Company's outstanding stock. Charles E. Davidson, the majority shareholder in DLB, owned 39% of the Company's outstanding stock as of June 30,

Administrative Service Agreement

     Pursuant to the terms and conditions of the Administrative Services Agreement, DLB agreed to make available to the Company personnel, services, facilities, supplies, and equipment as the Company may need, including executive and managerial, accounting, auditing and tax, engineering, geological and geophysical, legal, land and administrative and clerical services. The initial term was one year beginning on the date of the Administrative Services Agreement. The Administrative Services Agreement was to continue for successive one-year periods unless terminated by either party by written notice no less than 60 days prior to the anniversary date of the Administrative Services Agreement. On April 28, 1998, in connection with the acquisition of DLB by Chesapeake Energy Corporation, the obligations of DLB under the Administrative Services Agreement were assigned to DLB Equities, L.L.C. Until the Administrative Services Agreement was terminated in June 1999, the services of Mike Liddell, Chief Executive Officer, and Mark Liddell, President, were provided under the Administrative Services Agreement. DLB Equities, L.L.C. is owned equally by Mike and Mark Liddell.

     At December 31, 1997, the Company owed DLB approximately $1,600,000 for services rendered pursuant to the Administrative Services Agreement. In March 1998, in order to facilitate the acquisition of DLB by Chesapeake Energy Corp., Mike Liddell, Mark Liddell and Charles Davidson purchased the receivable from DLB for its then outstanding amount of approximately $1,600,000. Each of Messrs. Mike and Mark Liddell and Mr. Davidson subsequently transferred his portion of the receivable to Liddell Investments, L.L.C., Liddell Holdings, L.L.C. and CD Holdings, L.L.C., respectively. The receivable accrued interest at the rate of LIBOR plus 3% per annum.

     Liddell Investments, L.L.C., Liddell Holdings, L.L.C., and CD Holdings, L.L.C., exercised 632,484 rights in the November 20, 1998 Rights Offering through debt forgiveness.

     In return for the services rendered under the Administrative Services Agreement, the Company paid a monthly service charge based on the pro rata proportion of the Company's use of services, personnel, facilities, supplies and equipment provided by DLB Equities, L.L.C. as determined by DLB Equities, L.L.C. in a good-faith, reasonable manner. The service charge was calculated as the sum of (i) DLB Equities, L.L.C.'s fully allocated internal costs of providing personnel and/or performing services, (ii) the actual costs to DLB Equities, L.L.C. of any third-party services required, (iii) the equipment, occupancy, rental, usage, or depreciation and interest charges, and (iv) the actual cost to DLB Equities, L.L.C. of supplies. The fees provided for in the Administrative Services Agreement were approved by the Bankruptcy Court as part of the Plan and the Company believes that such fees are comparable to those that would be charged by an independent third party. The Company paid fees totaling $393,000 and $126,000 during the six and three months ended June 30, 1999, respectively, and $969,000 the year ended December 31, 1998.

     During June 1999, the Administrative Services Agreement was terminated by mutual agreement between DLB Equities, L.L.C. and the Company's Board of Directors. All services previously provided by the Administrative Services Agreement were transferred directly to the Company.

     During the three and six months ended June 30, 1998, the Company sold $877,000 in oil to a DLB subsidiary, GEMCO. These sales occurred at prices which the Company could be expected to obtain from an unrelated third party. Subsequent to April 29, 1998, GEMCO was acquired by an independent third party.

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

3. PROPERTY AND EQUIPMENT

     The major categories of property and equipment and related accumulated depreciation, depletion and amortization as of June 30, 1999 and December 31, 1998 are as follows:

                                                         1999                 1998
                                                         ----                 ----
  Oil and gas properties                          $  80,199,000         $  77,042,000
  Office furniture and fixtures                       1,379,000             1,390,000
  Building                                              217,000               217,000
  Land                                                  260,000               260,000
                                                  --------------        --------------
  Total property and equipment                       82,055,000            78,909,000
  Accumulated depreciation, depletion,
     amortization and impairment reserve            (60,770,000)          (58,919,000)
                                                  --------------        --------------
  Property and equipment, net                     $  21,285,000         $  19,990,000
                                                  ==============        ==============

     During the six months ended June 30, 1999, the Company had additions to its oil and gas properties totaling $3,157,000.

     During 1998, the Company sold oil and gas properties totaling $8,800,000, which was treated as a reduction of the full cost pool.

4. LONG-TERM LIABILITIES

     As of June 30, 1999 and December 31, 1998, a break down of long term debt is as follows:

                                                        1999                   1998
                                                        ----                   ----
  Long-term debt:
    Credit facility                                 $ 3,879,000           $ 4,779,000
    Priority tax claims                                 186,000               186,000
    Building loan                                       199,000               210,000
                                                    -----------          ------------
                                                      4,264,000             5,175,000
    Less current portion                              3,896,000             4,794,000
                                                    -----------           -----------

                                                    $   368,000           $   381,000
                                                    ===========           ===========

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

     At December 31, 1996, WRT was in default under certain financial covenants of the INCC Credit Facility. Accordingly, the Company classified the debt as current at December 31, 1996. While in bankruptcy, INCC was stayed from enforcing certain remedies provided for in the INCC Credit Facility and the indenture. On the Effective Date, this loan was repaid in full along with $3,154,000 in accrued interest and legal fees.

     On the Effective Date, the Company entered into a new $15,000,000 Credit Agreement (the "ING Credit Agreement") with ING (U.S.) Capital Corporation (successor to INCC) ("ING") that was secured by substantially all of the Company's assets. Initial loan fees of $188,000 were paid on or prior to closing with two additional loan fee payments of $100,000; a $100,000 payment was made on December 31, 1997 and a loan fee of $100,000 was due on or before December 31, 1998. The loan matures on July 11, 1999, with interest to be paid quarterly and with three interim principal payments of $1,000,000 each to be made in September 1998, December 1998, and March 1999. This loan bears interest at the option of the Company at either (1) LIBOR plus 3% or (2) ING's fluctuating "reference rate" plus 1.25%. This loan is collateralized by substantial all of the Company's assets. At July 30, 1999, this rate was 9.0%.

     On August 18, 1998, the Company amended the ING Credit Agreement (the "Amended ING Credit Agreement") to, among other things: (i) delete the coverage ratio set forth in the ING Credit Agreement, and (ii) require interest payments to be made by the Company on a monthly basis. The principal amount and the interest rate set forth in the ING Credit Agreement remain unchanged. In connection with the execution and delivery of the Amended ING Credit Agreement, ING waived certain provisions of the ING Credit Agreement to permit certain waivers, the Company and ING further agreed that (a) the Company would pay a $250,000 amendment fee to ING on July 11, 1999, provided that such amendment fee will be waived if the amounts owed to ING under the Amended ING Credit Agreement have been paid in full by July 10, 1999; and (b) the Company shall issue warrants to ING, in that such warrants will permit ING to purchase 2% of the outstanding shares of Common Stock on a fully diluted basis after giving effect to future Rights Offerings.

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

     The Company did not make the principal payment due on March 31, 1999 nor did it pay the balance of the loan at the July 11, 1999 maturity date. ING has not declared the Company in default. The Company and ING have negotiated a second agreement to the ING Credit Agreement, wherein, (i) the Company agrees to pay $1.0 million in principal before September 30, 1999, (ii) ING agreed to extend the maturity date on the note with all attendant fees to the end of the first quarter 2000, and (iii) ING will surrender the 2.5% warrants granted at August 10, 1998 and on November 20, 1998.

Priority Tax Claims

     In accordance with the Plan of Reorganization, priority taxes are to be paid in four annual installments without interest. As of June 30, 1998 and December 31, 1998, this liability totaled $377,000, of which $186,000 is long-term.

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

Long Term Debt Maturities

     As of June 30, 1999, following are the maturities of long-term liabilities for each of the next five years:

                 1999                                  $ 3,896,000
                 2000                                      193,000
                 2001                                       18,000
                 2002                                       20,000
                 2003                                       22,000
              Thereafter                                   115,000
                                                       ------------
                                                       $ 4,264,000
                                                       ============

5. COMMON STOCK OPTIONS AND WARRANTS

     In connection with the Plan of Reorganization, new warrants for 221,000 shares of the Company Common Stock were issued to the former shareholders of WRT. Under the warrant agreement, warrants are currently exercisable for .146 share of Common Stock at an initial exercise price of $10.00 per share. The warrants will expire on July 11, 2002.

     Pursuant to the Plan, the Company entered into a two-year employment agreement with Ray Landry beginning on July 11, 1997. As part of that employment agreement, Mr. Landry was granted 60,000 stock options, 11,200 shares after the reverse stock split, with an exercise price of $3.50 a share. No expiration term for the options was specified under the employment agreement.

     ING (US) Capital Corporation ("ING") posses warrants permitting ING to purchase 2.5% of the outstanding shares of Common Stock on a fully diluted basis. The exercise price for these warrants is $2.50 a share. ING received its warrants in two traunches. On August 18, 1998, the Company issued warrants entitling ING to purchase 2% of the outstanding shares of Common Stock as partial consideration for the Amendment to the ING Credit Agreement. The remaining warrants were issued to ING pursuant to a letter agreement dated November 20, 1998. In that letter agreement, the Company agreed to issue ING warrants to purchase .05% of the outstanding shares of Common Stock if 1) the Company elected not to complete the November 20, 1998 Rights Offering, 2) did not spend the proceeds from the 1998 Rights Offering as specified in the letter agreement or 3) raised less than $10,000,000 in the November 20, 1998 Rights Offering. The Rights Offering was completed raising $7,500,000. On November 20, 1998, ING was issued the additional warrants. Under the Second Amendment to the Credit Agreement, ING has agreed to return these warrants to the Company.

     On June 1, 1999, Mike Liddell, Chief Executive Officer and Chairman of the Board, received a grant of options for 2.5% of the outstanding shares of Common Stock at an exercise price of $2.00 per share. The options shall be exercisable and vest as to 35% of the shares on June 1, 2000, an additional 35% of the shares will become exercisable and vest on June 1, 2001, and the remaining shares will become exercisable and vest on June 1, 2002.

     On June 1, 1999, Mark Liddell, President, received a grant of options for 2.5% of the outstanding shares of Common Stock at an exercise price of $2.00 per share. The options shall be exercisable and vest as to 35% of the shares on June 1, 2000, an additional 35% of the shares will become exercisable and vest on June 1, 2001, and the remaining shares will become exercisable and vest on June 1, 2002.

Rights Offering

     On November 20, 1998, the Company completed a $7,500,000 Rights Offering. The Company distributed 200,000,000 nontransferable rights at an exercise price of $0.05 per right equal to 4,000,000 rights at $2.50 per right, after giving the effect of the reverse stock split, to the Company's existing shareholders. Each right entitled the holder thereof to subscribe to purchase one share of common stock at the exercise price. Each shareholder who exercised in full his basic subscription privilege was entitled to oversubscribe for additional rights. A total of 150,183,199 rights (3,003,664 rights after the effect of the reverse stock split) were exercised for $7,509,000. As of the date of the Rights Offering, Affiliated Shareholders were owed $4,600,000 by the Company. In the Rights Offering, the Affiliated Shareholders exercised 87,609,761rights (1,752,195 rights after the effect of the reverse stock split) through the forgiveness of $4,380,000 of debt. (See Related Parties' Transactions.) The balance of $220,000 was repaid in cash prior to December 31, 1998.

Reverse Stock Split

     On March 5, 1999, the Board of Directors authorized a 50-to-1 reverse stock split, thereby decreasing the number of issued and outstanding shares to 3,445,400, and increasing the par value of each share to $.50. All references in the accompanying financial statements to the number of common shares and per share amounts for 1998 have been restated to reflect the reverse stock split.

6.  EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share for all periods were computed based on common stock equivalents outstanding on that date during the applicable periods.

7. COMMITMENTS

Leases

     As of June 30, 1999 and December 31, 1998, the Company had no long-term, non-cancelable operating lease commitments.

     Rental expense for all operating leases for the six and three months ended June 30, 1999 and the year ended December 31, 1998, was $63,000, $38,000 and $120,000, respectively.

Lac Blanc Escrow Account

     During 1998, the Company sold the Lac Blanc field to an unrelated third party. The Company maintained an escrow account related to the future plugging and abandonment of oil and gas wells for the field. As part of the sale of the field, this escrow is to be transferred to the purchaser. At the time of the sale, the Company and the purchaser were working to cure a title defect in the field. Once that title defect was cured, the escrow was transferred to the purchaser and the purchase price of $936,000 for the field was released to ING. Accordingly, the Company treated the $936,000 as restricted cash until May 1999 when the escrow was broken and the $936,000 was used to reduce the note payable.

Plugging and Abandonment Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco Exploration and Production, Inc. retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's obligations plugging and abandonment obligations have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of June 30, 1999 and December 31, 1998, the plugging and abandonment trust totaled $1,571,000 and $1,454,000, respectively. Texaco and the Company have been negotiating a settlement wherein the Company has agreed to deposit $1.0 million out of the Proceeds of the Regulation D offering for the plugging escrow. This $1.0 million will be available to the Company for the next million dollars incurred in plugging operations of the field. There can be no assurances that this settlement will be consummated.

Texaco Global Settlement

     Pursuant to the terms of a global settlement between Texaco and the State of Louisiana which includes the State Lease No. 50 portion of the Company's East Hackberry Field, the Company was obligated to commence drilling a well or other qualifying development operation on certain non-producing acreage in the field prior to March 1998. Because of prevailing market conditions during the year ended December 31, 1998, the Company believed it was commercially impractical to shoot seismic or commence drilling operations on the subject property. As a result, the Company has agreed to surrender approximately 440 non-producing acres in this field to the State of Louisiana.

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

8. INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and operating loss and tax credit carryforwards. As of December 31, 1998, the Company had a net operating loss carryforward of approximately $67,000,000, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $42,672,000, which was fully reserved by a valuation allowance at that date. Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. Provision for income taxes of $189,000 for the six months ended June 30, 1999 was reduced by the utilization of the deferred tax asset. Therefore, no provision for income taxes was provided for the three or six month periods ending June 30, 1999.

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

     On January 20, 1998, Gulfport and the Litigation Trust entered into a Clarification Agreement to clarify provisions of the Plan regarding the rights of the Company and the Litigation Trust to prosecute certain causes of action arising from the Tri-Deck matter. As a part of the Clarification Agreement, the Litigation Trust will intervene or be substituted as the actual party in interest in the Tri-Deck case and reimbursed the Company $100,000 for legal fees incurred by the Company. As additional consideration for the contribution of this claim to the Litigation Trust, the Company is entitled to receive 85% of the recovery of all monies held in the court registry and 50% of the recovery from all other Tri-Deck litigation pursued by the Litigation Trust.

     By order dated May 24, 1999, the Litigation Trust collected $1,731,000 from the amount held in the court registry. The Litigation Trust forwarded $1,267,000 to the Company as its portion of the proceeds. The Litigation Trust is continuing to hold $125,000 of the Company funds. The Company believes this withholding is in violation of the Trust Agreement and is evaluating it's legal remedies.

     On July 20, 1998, Sanchez Oil & Gas Corporation ("Sanchez") initiated litigation against the Company in the fifteenth Judicial District court, Parish of Lafayette, State of Louisiana. In its petition, Sanchez alleged, among other things, that the Company was obligated, by virtue of the terms of a letter of intent, to grant a sublease to Sanchez for an undivided 50% interest in two of the Company's oil, gas and mineral leases covering lands located in the North Bayou Penchant area of Terrebonne Parish, Louisiana. Pursuant to this lawsuit, Sanchez is seeking specific performance by the Company of the contractual obligation that Sanchez alleges to be present in the letter of intent and monetary damages. This lawsuit was dismissed with prejudice.

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

     Pursuant to the Plan of Reorganization, all of the Company's possible causes of action against third parties (with the exception of certain litigation related to recovery of marine and rig equipment assets and claims against Tri-Deck), existing as of the effective date of the Plan, were transferred to the "Litigation Trust" controlled by an independent party for the benefit of most of the Company's existing unsecured creditors. The litigation related to recovery of marine and rig equipment and the Tri-Deck claims were subsequently transferred to the litigation trust as described below.

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

     In June 1999, the Company received proceeds of $1,267,000 from the Trust. Since the Company had no basis in the Litigation Trust, the Company recognized the entire proceeds of $1,267,000 as income in the month in which it was received.

11. SUBSEQUENT EVENT

     The Company is in the process of conducting a private placement of stock (the "Offering"). The Common Stock issued in the Offering will not be registered under the Securities Act of 1933, as amended, in reliance on the availability of the exemptions provided by Section 4(2) of said Act and/or Rule 506 of Regulation D promulgated thereunder. In accordance with the provisions of those exemptions, the offering is being made only to Accredited Investors as defined in Regulation D.

     In the Offering, the Company is seeking to raise up to $5,025,000 to finance capital projects in the field, restructure the Bank Note with ING (U.S.) Capital Corporation and to settle outstanding indebtedness with Texaco Exploration and Production, Inc. The Company is offering 6,700,000 shares of Common Stock at $0.75 a share. The Shares offered will represent approximately 64% of the Company on a fully diluted basis. The Offering is expected to close in September 1999.

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

     The following discussion is intended to assist in an understanding of the Company's financial position as of December 31, 1998 and its results of operations for the three month and the six month periods ended June 30, 1999 and 1998. The Consolidated Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 1998 annual report on Form 10-K.

FINANCIAL DATA(Unaudited)

                                                Three Months Ended               Six Months Ended
                                                      June 30,                       June 30,
                                                   1999           1998            1999           1998
                                           ------------   ------------     -----------   ------------
Revenues:
    Gas sales                              $     66,000   $  1,828,000     $   142,000   $  2,847,000
    Oil and condensate sales                  2,487,000      1,572,000       4,186,000      3,875,000
    Other income, net                            84,000        146,000         130,000        346,000
                                           ------------   ------------     -----------   ------------

                                              2,637,000      3,546,000       4,458,000      7,068,000
                                           ------------   ------------     -----------   ------------

Expenses:
    Operating expenses including
       production taxes                      1,044,000      2,450,000       2,177,000      5,170,000
    General & administrative                   408,000        660,000         896,000      1,322,000
                                           ------------   ------------     -----------   ------------

                                              1,452,000      3,110,000       3,073,000      6,492,000
                                           ------------   ------------     -----------   ------------

Proceeds from Litigation Trust                1,267,000              -       1,267,000              -
                                           ------------   ------------     -----------   ------------

EBITDA (1)                                   2,452,000       (436,000)      2,652,000        576,000
Depreciation, depletion & amortization       1,206,000     18,220,000       1,854,000     20,098,000
                                           ------------   ------------     -----------   ------------

Income (loss) before interest, and taxes      1,246,000    (17,784,000)        798,000    (19,522,000)
Interest expense                                130,000        372,000         286,000        758,000
                                           ------------   ------------     -----------   ------------

Income (loss) before income taxes             1,116,000    (18,156,000)        512,000    (20,280,000)
Income taxes                                          -              -               -              -
                                           ------------   ------------     -----------   ------------

Net income (loss)                           $ 1,116,000   $(18,156,000)    $   512,000   $(20,280,000)
                                            ===========   ============     ===========   ============

Per share data:
Net income (loss)                           $      0.32  $      (41.12)    $      0.15   $     (45.88)
                                            ===========  =============     ===========   ============

Weighted average common and
   common equivalent shares                   3,445,400        441,520       3,445,400        441,520
                                            ===========  =============     ===========   ============



 (1)EBITDA is defined as earnings before interest, taxes, depreciation, depletion and amortization. EBITDA is an analytical measure frequently used by securities analysts and is presented to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements. EBITDA should not be considered as a better measure of liquidity than cash flow from operations.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1999 and 1998

     During the three months ended June 30, 1999, the Company reported a net income of $1.1 million, a $19.3 million increase from a net loss of $18.2 million for the corresponding period in 1998. This increase is primarily due to the following factors:

     Oil and Gas Revenues. During the three months ended June 30, 1999, the Company reported oil and gas revenues of $2.6 million, a 26% decrease from $3.4 million for the comparable period in 1998. This decrease was due primarily to inclusion in 1998 revenues of oil and gas sales from properties which were sold to an unrelated third party in the fall of 1998 and the inclusion during the second quarter 1998 sales of 8,000 barrels of oil and 208,000 Mcf of natural gas which were actually produced during the first quarter of 1998, offset in part by increases in sales prices of $1.42 per barrel for oil during the second quarter of 1999 when compared to the second quarter of 1998 and in part by a 11,000 barrel net increase in oil production attributable to increased production from the West Cote Blanche Bay field. The following table summarizes the Company's oil and gas production and related pricing for the three months ended June 30, 1999 and 1998:

                                                    Three Months Ended June 30,
                                                            1999       1998
                                                            ----       ----
    Oil production volumes (Mbbls)                            130     127 (1)
    Gas production volumes (Mmcf)                              32     860 (2)
    Average oil price (per Bbl)                            $13.80     $12.38
    Average gas price (per Mcf)                             $2.02      $2.13

(1) Includes an increase of 8 Mbbls of sales production attributable to the first quarter of 1998 that was recorded during the second quarter of 1998 due to the uncertainty of collectibility.
(2) Includes an increase of 208 Mmcf of sales production attributable to the first quarter of 1998 that was recorded during the second quarter of 1998 due to the uncertainty of collectibility.

     Production Costs. Production costs, including lease operating costs and gross production taxes, decreased $1.5 million, or 60%, from $2.5 million for the three months ended June 30, 1998 to $1.0 million for the comparable period in 1999. This decrease was due primarily to the reduction in field related services performed by third party contractors and the sale of various producing properties. The producing properties, which were sold, represented 26% of production costs during the three months ended June 30, 1998.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $17.0 million, or 93% from $18.2 million for the three months ended June 30, 1998 to $1.2 million for the comparable period in 1999. As prescribed by the full cost pool method of reporting oil and gas properties, ceiling tests are performed to determine if the carrying value of oil and gas assets exceeds the sum of the discounted estimated future cash flows. As a result of a ceiling test performed at June 30, 1998, the Company was required to include in depletion the write-down the value of its oil and gas properties by $16.0 million. In addition, the Company had write-downs of the value of its oil and gas properties by $28.2 million during the remainder of 1998 resulting in a significantly lower depletion rate per equivalent barrel of oil in 1999.

     General and Administrative Expenses. General and administrative expenses decreased $0.3 million, or 43%, from $0.7 million for the three months ended June 30, 1998 to $0.4 million for the comparable period in 1999. This decrease was due primarily to the Company's efforts to reduce personnel and overall general and administrative costs.

     Other Income. Other income remained relatively consistent during the three months ended June 30, 1998 and 1999.

     Interest  Expense.  Interest expense  decreased $0.2 million,  or 65%, from

$0.3 million for the three months ended June 30, 1998 to $0.1 million for the comparable period in 1999. This decrease was due to principal reductions of $5.3 million and $0.9 million on the note payable during November 1998 and May 1999, respectively.

     Litigation Trust. In June 1999, the Company received proceeds of $1,267,000 from the Trust. Since the Company had no basis in the Litigation Trust, the Company recognized the entire proceeds of $1,267,000 as income in the month in which it was received.

     Income Taxes. As of December 31, 1998, the Company had a net operating loss carryforward of approximately $67,000,000, in addition to numerous timing
differences   which  gave  rise  to  a  deferred  tax  asset  of   approximately
$42,672,000, which was fully reserved by a valuation allowance at that date. Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. No income tax provision was provided for the three month period ending June 30, 1999 due to the above.

Comparison of the Six Months Ended June 30, 1999 and 1998

     During the six months ended June 30, 1999, the Company reported a net income of $0.5 million, a $20.8 increase from a net loss before undeclared dividends on preferred stock of $20.3 million for the corresponding period in 1998. This increase was primarily due to the following factors:

     Oil and Gas Revenues. During the six months ended June 30, 1999, the Company reported oil and gas revenues of $4.4 million, a 34% decrease from $6.7 million for the comparable period in 1998. This decrease was due primarily to inclusion in 1998 revenues of oil and gas sales from properties which were sold to an unrelated third party in the fall of 1998 and the inclusion during the second quarter 1998 sales of 8,000 barrels of oil and 208,000 Mcf of natural gas which were actually produced during the first quarter of 1998, offset in part by increases in sales prices of $2.01 per barrel for oil and $0.04 per Mcf for natural gas during the second quarter of 1999 when compared to the second quarter of 1998 and in part by an increase in oil production from the West Cote Blanche Bay field. The following table summarizes the Company's oil and gas production and related pricing for the six months ended June 30, 1999 and 1998:

                                              Six Months Ended June 30,
                                                 1999          1998
                                                 ----          ----
    Oil production volumes (Mbbls)                284           284 (1)
    Gas production volumes (Mmcf)                  61         1,243 (2)
    Average oil price (per Bbl)                $15.65        $13.64
    Average gas price (per Mcf)                 $2.33         $2.29

(1) Includes an increase of 8 Mbbls of sales production attributable to the first quarter of 1998 that was recorded during the second quarter of 1998 due to uncertainties of collectibility.
(2) Includes an increase of 208 Mmcf of sales production attributable to the first quarter of 1998 that was recorded during the second quarter of 1998 due to uncertainties of collectibility.

     Production Costs. Production costs, including lease operating costs and gross production taxes, decreased $3.0 million, or 60%, from $5.2 million for the six months ended June 30, 1998 to $2.2 million for the comparable period in 1999. This decrease was due primarily to the reduction in field related services performed by third party contractors and the sale of various oil and gas producing properties. The producing properties, which were sold, represented 27% of production costs during the six months ended June 30, 1998.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $18.2 million, or 91% from $20.1 million for the six months ended June 30, 1998 to $1.9 million for the comparable period in 1999. As a result of a ceiling test performed at June 30, 1998, the Company was required to include in depletion the write-down the value of its oil and gas properties by $16.0 million. In addition, the Company had write-downs of the value of its oil and gas properties by $28.2 million during the remainder of 1998 resulting in a significantly lower depletion rate per equivalent barrel of oil in 1999.

     General and Administrative Expenses. General and administrative expenses decreased $0.4 million, or 31% from $1.3 million for the six months ended June 30, 1998 to $0.9 million for the comparable period in 1999. This decrease was due primarily to the Company's efforts to reduce personnel and overall general and administrative costs.

     Other Income. Other income decreased $0.2 million, or 67% from $0.3 million for the six months ended June 30, 1998 to $0.1 million for the comparable period in 1999. This decrease was due primarily to interest and overhead income.

     Interest Expense. Interest expense decreased $0.5 million, or 63%, from $.08 million for the six months ended June 30, 1998 to $0.3 million for the comparable period in 1999. This decrease was due to principal reductions of $5.3 million and $0.9 million on the note payable during November 1998 and May 1999, respectively.

     Litigation Trust. In June 1999, the Company received proceeds of $1,267,000 from the Trust. Since the Company had no basis in the Litigation Trust, the Company recognized the entire proceeds of $1,267,000 as income in the month in which it was received.

     Income Taxes. As of December 31, 1998, the Company had a net operating loss carryforward of approximately $67,000,000, in addition to numerous timing
differences   which  gave  rise  to  a  deferred  tax  asset  of   approximately
$42,672,000, which was fully reserved by a valuation allowance at that date. Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. No income tax provision was provided for the six month period ending June 30, 1999 due to the above.

Liquidity and Capital Resources

Operating Activities

     Net cash flow provided by operating activities for the six months ended June 30, 1999 was $1.7 million, as compared to net cash flow provided by operating activities of $1.9 million for the comparable period in 1998. This decrease is due primarily to a continued emphasis to reduce accounts payable and accrued liabilities. Accounts payable and accrued liabilities were reduced by $0.9 million in the first six months of 1999 whereas accounts payable and accrued liabilities increased by $1.98 million during the same period in 1998.

     The primary capital commitment faced by the Company is the payments due under the ING Credit Facility. At December 31, 1998, the outstanding principal balance under the ING Credit Agreement was $4,779,000. Pursuant to the terms of the ING Credit Agreement, the Company may elect to be charged at either (i) LIBOR plus 3% or (ii) ING's fluctuating "reference rate" plus 1.25%. A principal payment of $936,000 was made in May 1999; however, a principal payment of $1,000,000 was due March 31, 1999 with the remaining principal balance due at maturity on July 10, 1999. A loan commitment fee of $100,000 was due on December 31, 1998 with a final commitment fee of $250,000 due at July 10, 1999 if the loan has not been paid off by that date.

     The Company did not pay the December 31, 1998 loan commitment fee, the March 31, 1999 principal payment or the July 11, 1999 loan payment. ING has not declared the Company in default. The Company and ING have negotiated a second agreement to the ING Credit Agreement, wherein, (i) the Company agrees to pay $1.0 million in principal before September 30, 1999, (ii) the maturity date for the loan extended until March 30, 2000, and (iii) ING will surrender the 2.5% warrants granted at August 10, 1998 and on November 20, 1998. This agreement has not been executed. While the Company fully anticipates this agreement will be signed, there can be no assurances that the agreement will be consummated.

     Net cash flow used by operating activities for the six months ended June 30, 1999 was $1,736,000 as compared to net cash flow used by operating activities of $1,898,000 for year ended June 30, 1998. After making reductions in production costs, finding costs, general and administrative expenses, taxes and interest expenses, the Company believes it has substantially improved its cash flow position. The Company expects to continue to have positive cash flows from operations for the remainder of 1999

     During the first six months of 1999, the Company invested $3.2 million in property and equipment and other long-term assets as compared to $1.1 million during the comparable period in 1998.

     Net cash used in financing activities was $1.0 million for the six months ended June 30, 1999 as compared to net cash used of $1.7 million during the same period in 1998. This decrease is the result of the Company reducing its debt.

Capital Requirements and Resources

     The Company is in the process of conducting a private placement of stock (the "Offering"). The Common Stock issued in the Offering will not be registered under the Securities Act of 1933, as amended, in reliance on the availability of the exemptions provided by Section 4(2) of said Act and/or Rule 506 of Regulation D promulgated thereunder. In accordance with the provisions of those exemptions, the offering is being made only to Accredited Investors as defined in Regulation D.

     In the Offering the Company is seeking to raise up to $5,025,000 to finance capital projects in the field, restructure the Bank Note with ING (U.S.) Capital Corporation and to settle outstanding indebtedness with Texaco Exploration and Production, Inc. The Company is offering 6,700,000 shares of Common Stock at
$0.75 a share. The Shares offered will represent approximately 64% of the Company on a fully diluted basis. The Offering is expected to close in September 1999.

Capital Projects in the Field

     In the second quarter of 1999, the Company produced an average of 2147 gross (1684 net) BOPD. At current prices that yielded $1.7 million cash flow in the second quarter. The Company's strategy to continue to increase the positive cash flow is to undertake new drilling projects, production enhancement projects and participate in a proposed non-operated project. Approximately $2.0 million dollars out of the proceeds of the Offering will be used in the field.

     The Company has developed a library of prospects that include PDNP, PUD and Exploratory wells. These projects include both new drills and recompletions. The Company intends to expend approximately $1.6 million dollars developing these projects. The Company intends to focus these projects in the intermediate zones in the field. Out of the more than 80 productive zones in the field, the most prolific are at depths from 7,000 feet to 10,500 feet. Since inception of the field 371 wells have been completed to those depths. This constitutes 55% of all of the wells drilled in the field compared with 64.4% of the oil and 75% of the gas produced from the field. It is hoped that completing in these pay zones will add significant daily production and increase cash flow.

     The primary production enhancement projects are directed at enhancing field efficiencies by improving water handling and selectively converting wells from gas lift to mechanical pumps. Because the Company's fields primarily produce from water driven reservoirs, significant volumes of water are associated with the oil and gas produced from the field. Daily oil production is currently restricted due to insufficient water handling facilities. The Company has several projects outlined that will increase the water handling capabilities in the field. Approximately $200,000 of the proceeds of the Offering are being dedicated to projects aimed at increasing water handling capabilities. By increasing the amount of water that can be disposed of, it is expected that production will be increased on a daily basis.

     The second area of production enhancement is converting from gas lift to mechanical pumps at East and West Hackberry. Gas lift charges and compression rentals in these two fields are approximately $50,600 a month. By converting to pumps, the Company expects to lower LOE by 20-35% a month.

     On June 30, 1999, Texaco Exploration and Production, Inc. proposed the drilling of a deep exploratory well to the Company. The proposal has multiple target reservoirs with expected initial production of 5 MMCFGPD and cumulative production at 6 to 7 BCFG. The initial estimated cost to the Company to participate is $200,000. If the well produces expected levels of gas, the Company would be able to take gas in kind at WCBB and have a gas resource for operations in the field. By participating in the well, the Company has an option to take over the wellbore after deeper zones cease production. With the wellbore and the logs, the Company could then attempt to locate updip productive zones for a reduced finding cost.

Restructuring of Bank Note

     In addition to the fieldwork described above, the proceeds from the Offering will be used to fulfill the Company's commitment under two agreements:
1) the Second Amendment to the ING Credit Agreement, and 2) the Texaco agreement.

     One million dollars of the proceeds of the Offering will be paid to ING under the terms of the Second Amendment to the Credit Agreement. The Company did not make its $1.0 million dollar principal payment to ING due on March 31, 1999. On July 10, 1997, ING and the Company entered into a $15.0 million dollar loan agreement. The terms of the loan called for initial loan fees of $188,000 at the inception of the loan with two additional loan fee payments of $100,000 each payable on or prior to December 31, 1997 and December 31, 1998. The loan provided for three principal payments of $1.0 million each to be made September 1998, December 1998, March 1999 with the Note maturing on July 11, 1999. The Company did not make its loan fee payment in December 1998, the principal payment in March 1999 or the balloon payment due on July 10, 1999. ING has not declared the Company in Default. ING and the Company have negotiated into the Second Amendment wherein 1) the Company has agreed to pay ING $1.0 million dollars out of the proceeds of this Offering or from the proceeds of the shareholder loan, 2) ING agreed to extend the maturity date on the note with all attendant fees to the end of the first quarter 2000 and 3) ING has agreed to surrender its warrants for 2.5% of the outstanding stock issued at August 18, 1998 and November 20, 1998.

Texaco Agreement

     The Company has proposed to Texaco under the Texaco Agreement, to pay Texaco Exploration and Production, Inc. ("Texaco") approximately $700,000 for gas lift charges on West Cote Blanche Bay incurred by Gulfport from July 1997 to July 1999. The total amount owed to Texaco is approximately $1.4 million dollars -- a 50% reduction in the amount owed by Gulfport for past due gas lift charges. In consideration for this reduction, Gulfport has offered to deposit $1.0 million dollars in a plugging escrow for West Cote Blanche Bay to secure the Company's plugging obligations to Texaco. The Company is obligated to plug and abandon twenty (20) wells a year at West Cote Blanche Bay. Under the proposed agreement, the Company would be able to withdraw from the escrow for the next $1.0 million dollars of plugging at West Cote. The Company believes that this deposit in the plugging escrow is an opportunity to hedge against lower prices in the next year by ensuring that the Company has a sufficient reserve to meet its next set of plugging liability. Texaco has not responded to the Company's offer and there can be no assurance that such an agreement can be reached. If Texaco declines the Company's proposal, the $1.7 million dollars will be used by the Company for capital and operating expenses.

     The funds for the ING Amendment Fee and a portion of the Field Work were advanced to the Company by certain Affiliated Stockholders. The Subscription Price for the Shares or Excess Shares, if any, purchased by the Affiliated Stockholders in the Offering will be paid through debt forgiveness of an equal amount owed to them by the Company and any outstanding amounts will be repaid to such stockholders in cash out of the proceeds of the Offering. See Related Party Transactions for a More Detailed Description of the Transaction.

Related Party Transactions

     On August 1, 1999, certain Affiliated Shareholders, who include Chuck Davidson, Mike Liddell, Mark Liddell and their affiliates, advanced to the Company the subscription price for their Basic Subscription under a line of credit totaling approximately $3,255,000. The Line of Credit bears interest at LIBOR plus 3 with a 2% Commitment Fee to paid in stock and matures on August 1, 2000. The Subscription Price paid for the Shares and Excess Shares, if any, purchased by the Affiliated Shareholders will be paid through the forgiveness of an equal amount owed to them by the Company and any outstanding amounts will be repaid to such stockholders in cash out of the proceeds of the Offering or other available funds. At a Subscription Price of $0.75 per Share, the Affiliated Shareholders could purchase approximately 4,340,505 Shares through the forgiveness of such amounts. The advanced amounts were used to pay the ING Amendment Fee and begin some of the field work described above in the Use of Proceeds section.

COMMITMENTS

Lac Blanc Escrow Account

     During 1998, the Company sold the Lac Blanc field to an unrelated third party. The Company maintained an escrow account related to the future plugging and abandonment of oil and gas wells for the field. As part of the sale of the field, this escrow is to be transferred to the purchaser. The Company and the purchaser are working to cure a title defect in the field. During May 1999, the escrow was transferred to the purchaser and the purchase price of $936,000 for the field was released to ING.

Plugging and Abandonment Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. TEPI retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's obligations plugging and abandonment obligations to TEPI have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of June 30, 1999, the plugging and abandonment trust totaled $1,571,000. Texaco and the Company have been negotiating a settlement wherein the Company has agreed to deposit $1.0 million out of the Proceeds of the Regulation D offering for the plugging escrow. This $1.0 million will be available to the Company for the next million dollars incurred in plugging operations of the field. There can be no assurances that this settlement will be consummated.

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

     By order dated May 24, 1999, the Litigation Trust collected $1,731,000 from the amount held in the court registry. The Litigation Trust forwarded $1,267,000 to the Company as its portion of the proceeds. The Litigation Trust is continuing to hold $125,000 of the Company funds. The Company believes this withholding is in violation of the Trust Agreement and is evaluating its legal remedies.

Title to Oil and Gas Properties

     During 1996, WRT received notice from Wildwing Investments, Inc. ("Wildwing") claiming that WRT's title had failed as to approximately 43 acres in Bayou Pigeon Field. On May 21, 1998, the Company entered into a settlement agreement with Wildwing which provided that the Purchasers who had suspended money during the controversy distribute $270,000 to Wildwing in full and final compromise of the litigation. The remaining funds held in suspense were distributed to the Company. The Company was in the process of distributing the suspended funds when the Castex sale took place in November 1998. The remaining amount held in the suspense accounts were transferred to Castex for distribution. On June 30, 1998, Production Management Corporation ("PMC") initiated litigation against the Company in the United States District Court of the Western District of Louisiana, Lafayette-Opelousas Division, alleging breach of contract and the failure of the Company to pay certain invoices related to services allegedly provided to the Company. The complaint seeks monetary damages in the amount of $388,000 plus interest, certain legal costs and 10% in attorney fees. The litigation is in its earliest stages and discovery has not yet begun. The Company is currently reviewing the claims set forth in the lawsuit to determine the appropriate response thereto.

     On July 20, 1998, Sanchez Oil & Gas Corporation ("Sanchez") initiated litigation against the Company in the Fifteenth Judicial District Court, Parish of Lafayette, State of Louisiana. In it petition, Sanchez alleges, among other things, that the Company was obligated, by virtue of the terms of a letter dated June 26, 1997, between Sanchez and the Company (the "Sanchez Letter"), to grant a sublease to Sanchez for an undivided 50% interest in two of the Company's oil, gas and mineral leases covering land located in the North Bayou Penchant area of Terebonne Parish, Louisiana. Pursuant to this lawsuit, Sanchez is seeking: (i) specific performance by the Company of the contractual obligation that Sanchez alleges to be present in the Sanchez Letter, and (ii) monetary damages. The litigation is in its earliest stages and discovery has not yet begun. In addition, the Company is currently reviewing the claims set forth in the lawsuit to determine the appropriate response thereto. This lawsuit was dismissed with prejudice.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     No reports filed on Form 8-K during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GULFPORT ENERGY CORPORATION

Date:  August 12, 1999


                                               /s/ Mike Liddell
                                               -------------------------
                                               Mike Liddell
                                               Chief Executive Officer