Form 10-Q
period 1999-09-30
GULFPORT ENERGY CORP
filed 1999-11-15
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, $0.50 par value, outstanding as of October 29, 1999 was 10,145,400.

                           GULFPORT ENERGY CORPORATION

                                TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT


PART I     FINANCIAL INFORMATION

  Item 1 Financial Statements

   Balance Sheets at September 30, 1999 (unaudited) and December 31, 1998.....4

     Statements of Operations for the Three and Nine Months Ended
        September 30, 1999 and 1998 (unaudited)...............................5

     Statement of Stockholders' Equity for the nine Months Ended
        September 30, 1999 (unaudited) and the year ended
        December 31, 1998.....................................................6

     Statements of Cash Flow for the Nine Months Ended
        September 30, 1999 and 1998 (unaudited)...............................7

     Notes to Financial Statements............................................8

  Item 2 Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................20

PART II    OTHER INFORMATION

 Item 1 Legal Proceedings....................................................23

 Item 6 Exhibits and Reports on Form 8-K.....................................24

        Signatures.......................................................... 25

                           GULFPORT ENERGY CORPORATION




                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                           September 30, 1999 and 1998







               Forming a part of Form 10-Q Quarterly Report to the
                       Securities and Exchange Commission

This quarterly report on Form 10-Q should be read in conjunction with Gulfport Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

                           GULFPORT ENERGY CORPORATION
                                 BALANCE SHEETS


ASSETS                                        September 30, 1999      December 31, 1998
                                              ------------------      -----------------
Current assets:                                    (unaudited)
  Cash and cash equivalents                      $   5,773,000          $   2,778,000
  Cash, restricted                                           -                936,000
  Accounts receivable, net of allowance for
     doubtful accounts of $244,0000 and
     $244,000 for September 30, 1999
     and December 31, 1998, respectively             1,359,000              1,656,000
  Prepaid expenses and other                           152,000                110,000
                                                --------------         --------------
  Total current assets                               7,284,000              5,480,000
                                                --------------         --------------

Property and equipment:
  Oil and natural gas properties                    81,644,000             77,042,000
    Building and land                                  480,000                480,000
  Other property and equipment                       1,386,000              1,387,000
  Accumulated depletion, depreciation and
    amortization                                   (61,490,000)           (58,919,000)
                                                --------------         --------------
  Property and equipment, net                       22,020,000             19,990,000
                                                --------------         --------------

Other assets:
  Oil and gas plugging and abandonment funds         1,987,000              1,854,000
  Other                                                136,000                244,000
                                                --------------         --------------
                                                     2,123,000              2,098,000
                                                --------------         --------------

Total assets                                     $  31,427,000          $  27,568,000
                                                ==============         ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities       $   3,976,000          $   3,890,000
  Note payable to related party                        208,000                  -
  Current maturities of long-term debt               2,896,000              4,794,000
                                                --------------          -------------
  Total current liabilities                          7,080,000              8,684,000
                                                --------------          -------------

Long-term liabilities:
  Building mortgage                                    182,000                195,000
  Other non-current liabilities                              -                186,000
                                                --------------          -------------
                                                       182,000                381,000
                                                --------------          -------------
Commitments and contingencies                                -                      -
                                                --------------          -------------

Shareholders' equity:
  Preferred stock - $.01 par value 1,000,000
     authorized, none issued                                 -                      -
  Common stock - $.50 par value, 250,000,000
     authorized, 10,145,400 and 3,445,400 issued
     and outstanding at September 30, 1999
     and December 31, 1998, respectively             5,073,000              1,723,000
  Paid-in capital                                   79,221,000             77,598,000
  Accumulated deficit                              (60,129,000)           (60,818,000)
                                                --------------          -------------
  Total shareholders' equity                        24,165,000             18,503,000
                                                --------------          -------------

Total liabilities and shareholders' equity       $  31,427,000           $ 27,568,000
                                                ==============          =============

                 See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                        Three months ended September 30,   Nine months ended September 30,
                                               1999           1998              1999           1998
                                               ----           ----              ----           ----
Revenues:
  Gas sales                               $     76,000   $    694,000      $    219,000   $  3,541,000
  Oil and condensate sales                   2,436,000      1,610,000         6,621,000      5,485,000
  Other Income, net                             49,000         90,000           177,000        436,000
                                          -------------  -------------     -------------  -------------
  Total revenues                             2,561,000      2,394,000         7,017,000      9,462,000
                                          -------------  -------------     -------------  -------------

Expenses:
  Operating expenses including
     production taxes                        1,083,000      3,160,000         3,260,000      8,330,000
  Depreciation, depletion and amortization     720,000      8,768,000         2,574,000     28,866,000
   General and administrative expenses         369,000        533,000         1,265,000      1,855,000
                                          -------------  -------------     -------------  -------------
                                             2,172,000     12,461,000         7,099,000     39,051,000
                                          -------------  -------------     -------------  -------------

Income (loss) from operations                  389,000    (10,067,000)          (82,000)   (29,589,000)
  Proceeds from Litigation Trust                75,000              -         1,342,000              -
  Lawsuit settlement                           (87,000)             -           (87,000)             -
  Interest expense                            (199,000)      (310,000)         (484,000)    (1,068,000)
                                          -------------  -------------     -------------  -------------

Income (loss) before income tax expense        178,000    (10,377,000)          689,000    (30,657,000)
  Income tax expense                                 -             -                  -              -
                                          -------------  -------------     -------------  -------------

Net income (loss)                              178,000    (10,377,000)          689,000    (30,657,000)
  Undeclared dividends on preferred stock            -              -                 -              -
                                          -------------  -------------     -------------  -------------

Net income (loss) available to
  common shareholders                     $    178,000   $(10,377,000)     $    689,000   $(30,657,000)
                                          =============  =============     =============  =============

Per common share:
  Income (loss) per common and
     common equivalent share              $       0.04   $     (23.50)     $       0.18   $     (69.43)
                                          =============  =============     =============  =============

Average common and common
  equivalent shares outstanding              4,537,796        441,720         3,813,537        441,720
                                          =============  =============     =============  =============












                 See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------------------
                                        Common
                                         Stock                   Additional
                          Preferred   --------------------------   Paid-In      Accumulated
                            Stock        Shares       Amount       Capital       Deficit
--------------------------------------------------------------------------------------------

Balance,
 December 31, 1997               -      441,720     $221,000   $71,772,000    $ (1,713,000)

   Stock Rights offering         -    3,003,680    1,502,000     5,826,000               -

   Net loss                      -            -            -             -     (59,105,000)
                      ----------------------------------------------------------------------

Balance,
 December 31, 1998               -    3,445,400    1,723,000    77,598,000     (60,818,000)

   Regulation D Private
     Placement                   -    6,700,000    3,350,000     1,666,000               -

Additional Offering Costs-
 Stock rights offering           -            -            -       (43,000)              -

    Net income                   -            -            -             -         689,000
                      ----------------------------------------------------------------------

Balance,
 September 30, 1999              -   10,145,400   $5,073,000   $79,221,000    $(60,129,000)
                      ======================================================================






                 See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine months ended September 30,
                                                                    1999              1998
                                                                    ----              ----
Cash flow from operating activities:
   Net income (loss)                                         $     689,000     $ (30,657,000)
   Adjustments to reconcile net loss to
     net cash  provided  by  operating
     activities:
        Depreciation, depletion, and amortization                2,574,000        28,866,000
     Amortization of debt issuance costs                           102,000           145,000
        (Gain) loss on sale of asset                                     -             9,000
Changes in operating assets and liabilities:
   Decrease in accounts receivable                                 298,000         1,743,000
   (Increase) decrease in prepaid expenses and other               (42,000)          126,000
   Increase in accounts payable and accrued liabilities             86,000           453,000
   (Decrease) in other long-term liabilities                             -                 -
                                                             --------------    --------------
Net cash provided by operating activities                        3,707,000           685,000
                                                             --------------    --------------

Cash flow from investing activities:
   Additions to cash held in escrow                               (128,000)          (60,000)
   Additions to other assets                                             -          (219,000)
  Additions to other property, plant and equipment                 (10,000)                -
   Proceeds from sale of other property, plant and equipment         8,000         1,100,000
   Costs capitalized to the full cost pool                      (4,602,000)       (1,524,000)
Net cash used in investing activities                           (4,732,000)         (703,000)
                                                             --------------    --------------

Cash flow from financing activities:
  Proceeds from private placement                                5,016,000                 -
  Other payments                                                   (43,000)                -
   Proceeds from borrowings                                      3,213,000         3,000,000
   Principal payments on borrowings                             (5,102,000)       (4,894,000)
                                                             --------------    --------------
Net cash provided by (used in) financing activities              3,084,000        (1,894,000)
                                                             --------------    --------------

Net increase (decrease) in cash and cash equivalents             2,059,000        (1,912,000)
   Cash and cash equivalents - beginning of period               3,714,000         3,263,000

Cash and cash equivalents - end of period                    $   5,773,000     $   1,351,000
                                                             ==============    ==============


Supplemental Disclosures of Cash Flow Information
   Interest paid                                             $     382,000     $      921,000



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

     Gulfport Energy Corporation owns and operates mature oil and gas properties in the Louisiana Gulf Coast area. The Company's strategy is to continue to increase cash flows generated by these properties by undertaking new drilling, workover, sidetrack and recompletion projects in the fields to exploit its extensive reserves. The Company has upgraded its infrastructure by enhancing its existing facilities to increase operating efficiencies, increase volume capacities and lower lease operating expenses. Additionally, the Company has undertaken the reprocessing of its 3D seismic data in its principal property, West Cote Blanche Bay. The reprocessed data will enable the Company's geophyists to generate new prospects and enhance existing prospects in the intermediate zones in the field thus creating a portfolio of new drilling opportunities in the most prolific depths of the field.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months of less to be cash equivalents for purposes of the statement of cash flows.

Fair Value of Financial Instruments

     At September 30, 1999 and December 31, 1998, the carrying amounts of all financial instruments approximate their fair market values.

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

     Included in costs capitalized to the full cost pool are $93,000 and $314,000 in general and administrative costs incurred in the three months and nine months ended September 30, 1999, respectively. General and administrative costs capitalized to the full cost pool are those incurred directly related to exploration and development activities such as geological costs and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. During 1998, no general and administrative costs were capitalized to the full cost pool.

Other Property and Equipment

     Depreciation of other property and equipment is provided on a straight-line basis over estimated useful lives of the related assets, which range from 7 to 30 years.

Revenue Recognition

     Natural gas revenues are recorded in the month produced using the entitlement method, whereby any production volumes received in excess of the Company's ownership percentage in the property are recorded as a liability. If less than the Company's entitlement is received, the underproduction is recorded as a receivable. Oil revenues are recorded in the month produced.

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

     The Company maintains cash balances at several banks. Accounts at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash balances in excess of insured limits total $5,564,000 and $3,614,000 at September 30, 1999 and December 31, 1998, respectively. In addition, the Company maintains an escrow account for plugging and abandonment costs of which $1,587,000 and $1,354,000 were in excess of the insured limits as of September 30, 1999 and December 31, 1998, respectively.

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

Reclassification of Prior Year Balances

     The classification of certain items within the financial statements for the year ended December 31, 1998 have been changed to be consistent with the classifications adopted by the Company in 1999.

Commitments and Contingencies

     Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

2.  RELATED PARTY TRANSACTIONS

     DLB Oil & Gas, Inc. ("DLB") and Wexford Management LLC and its affiliates ("Wexford") were, along with the Company, co-proponents in the Plan of Reorganization. As of March 31, 1998, DLB and Wexford owned approximately 49% and 8% respectively of the Company's outstanding common stock. During April of 1998, DLB distributed all of its shares in the Company to its shareholders prior to its acquisition by Chesapeake Energy Corporation. As a result of the spin-off of the Company's shares owned by DLB, Charles Davidson, Mike Liddell and Mark Liddell collectively received 37.5% of the Company's stock. As of September 30, 1999, Wexford and its affiliates owned approximately 17.7% of the Company's outstanding stock. Charles Davidson, Mike Liddell and Mark Liddell collectively owned 46.5% of the Company's outstanding stock as of September 30, 1999.

Administrative Service Agreement

     After emerging from bankruptcy, the Company entered into an Administrative Service Agreement with DLB. The Administrative Service Agreement was terminated in June 1999. Prior to termination of the Agreement and pursuant to the terms and conditions of the Administrative Services Agreement, DLB agreed to make available to the Company personnel, services, facilities, supplies, and equipment as the Company may need, including executive and managerial, accounting, auditing and tax, engineering, geological and geophysical, legal, land and administrative and clerical services. The initial term was one year beginning on the date of the Administrative Services Agreement. The Administrative Services Agreement was to continue for successive one-year periods unless terminated by either party by written notice no less than 60 days prior to the anniversary date of the Administrative Services Agreement. On April 28, 1998, in connection with the acquisition of DLB by Chesapeake Energy Corporation, the obligations of DLB under the Administrative Services Agreement were assigned to DLB Equities, L.L.C. Until the Administrative Services Agreement was terminated in June 1999, the services of Mike Liddell, Chief Executive Officer, and Mark Liddell, President, were provided under the Administrative Services Agreement. DLB Equities, L.L.C. is owned equally by Mike and Mark Liddell.

     At December 31, 1997, the Company owed DLB approximately $1,600,000 for services rendered pursuant to the Administrative Services Agreement. In March 1998, in order to facilitate the acquisition of DLB by Chesapeake Energy Corporation, Mike Liddell, Mark Liddell and Charles Davidson purchased the receivable from DLB for its then outstanding amount of approximately $1,600,000. Each of Messrs. Mike Liddell, Mark Liddell and Charles Davidson subsequently transferred his portion of the receivable to Liddell Investments, L.L.C., Liddell Holdings, L.L.C. and CD Holdings, L.L.C., respectively. The receivable accrued interest at the rate of LIBOR plus 3% per annum. Liddell Investments, L.L.C., Liddell Holdings, L.L.C., and CD Holdings, L.L.C., exercised 632,484 rights in the November 20, 1998 Rights Offering through debt forgiveness as payment for the receivable.

     In return for the services rendered under the Administrative Services Agreement, the Company paid a monthly service charge based on the pro rata proportion of the Company's use of services, personnel, facilities, supplies and equipment provided by DLB Equities, L.L.C. as determined by DLB Equities, L.L.C. in a good-faith, reasonable manner. The service charge was calculated as the sum of (i) DLB Equities, L.L.C.'s fully allocated internal costs of providing personnel and/or performing services, (ii) the actual costs to DLB Equities, L.L.C. of any third-party services required, (iii) the equipment, occupancy, rental, usage, or depreciation and interest charges, and (iv) the actual cost to DLB Equities, L.L.C. of supplies. The fees provided for in the Administrative Services Agreement were approved by the Bankruptcy Court as part of the Plan and the Company believes that such fees are comparable to those that would be charged by an independent third party. The Company paid fees totaling $532,000 and $139,000 during the nine and six months ended September 30, 1998, respectively.

     During June 1999, the Administrative Services Agreement was terminated by mutual agreement between DLB Equities, L.L.C. and the Company's Board of Directors. All services previously provided by the Administrative Services Agreement were transferred directly to the Company. The Company did not pay management fees to DLB Equities during the nine months ended September 30, 1999.

     During the nine months ended September 30, 1998, the Company sold $877,000 in oil to a DLB subsidiary, GEMCO. These sales occurred at prices which the Company could be expected to obtain from an unrelated third party. On April 29, 1998, GEMCO was acquired by an independent third party.

Stockholder Line of Credit

     On August 18, 1998, the Company entered into the Stockholder Credit Facility, a $3,000,000 revolving credit facility with CD Holdings, L.L.C., Liddell Investments, L..L.C., Liddell Holdings, L.L.C. and Wexford Entities (collectively the "Affiliated Stockholders"). Borrowing under the Stockholder Credit Facility was due on August 17, 1999 and bore interest at LIBOR plus 3%. Pursuant to the Stockholder Credit Facility, the Company paid the Affiliated Stockholders an aggregate commitment fee equal to $60,000. The Company repaid

$2,000,000 of principal under the Amended ING Credit Agreement with borrowings under the Stockholder Credit Facility. The remaining $1,000,000 was used for working capital and general corporate purposes. On November 20, 1998, the Affiliated Stockholders converted this debt to 1,200,000 shares of the Company's common stock in the Rights Offering.

     On August 5, 1999, the Company entered into the Line of Credit for $3,238,000 with the Affiliated Stockholders. Borrowing under the Line of Credit was due on September 15, 1999 and bore interest at LIBOR plus 3%. Pursuant to the Line of Credit, the Company paid the Affiliated Eligible Stockholders an aggregate commitment fee equal to $65,000 in common stock and interest totaling $31,131. On September 15, 1999, the Affiliated Shareholders converted $3,030,000 of this line of credit into 4,040,011 shares of the Company's common stock in the Regulation D Private Placement Offering. The Company repaid $208,314 of this Line of Credit in cash subsequent to September 30, 1999.

3. PROPERTY AND EQUIPMENT

     The major categories of property and equipment and related accumulated depreciation, depletion and amortization as of September 30, 1999 and December 31, 1998 are as follows:

                                                 September 30,         December 31,
                                                     1999                  1998
                                                     ----                  ----
     Oil and gas properties                     $  81,239,000         $  77,042,000
     Office furniture and fixtures                  1,389,000             1,390,000
     Building                                         217,000               217,000
     Land                                             260,000               260,000
                                                -------------         -------------
     Total property and equipment                  83,105,000            78,909,000
     Accumulated depreciation, depletion,
        amortization and impairment reserve       (61,438,000)          (58,919,000)
                                                -------------         -------------

     Property and equipment, net                $  21,667,000         $  19,990,000
                                                =============         =============

     During 1998, the Company sold oil and gas properties totaling $8,800,000, the proceeds of which were recorded as a reduction of the full cost pool.

4. LONG-TERM LIABILITIES

     As of September 30, 1999 and December 31, 1998, a break down of long term debt is as follows:

                                          September 30,          December 31,
                                              1999                   1998
                                              ----                   ----
     Long-term debt:
       Credit facility                   $  2,880,000          $  4,779,000
       Priority tax claims                          -               186,000
       Building loan                          198,000               210,000
                                         ------------          ------------
                                            3,078,000             5,175,000
       Less current portion                 2,896,000             4,794,000
                                         ------------          ------------

                                         $    182,000          $    381,000
                                         ============          ============

Credit Facility

  On the Effective Date, the Company entered into a new $15,000,000 Credit Agreement (the "ING Credit Agreement") with ING (U.S.) Capital Corporation ("ING") that was secured by substantially all of the Company's assets. Initial loan fees of $188,000 were paid on or prior to closing with two additional loan fee payments of $100,000; a $100,000 payment was made on December 31, 1997 and a loan fee of $100,000 was due on or before December 31, 1998. Under the original terms of the loan agreement, the loan was to mature on July 11, 1999, with interest to be paid quarterly and with three interim principal payments of $1,000,000 each to be made in September 1998, December 1998, and March 1999. This loan bears interest at the option of the Company at either (1) LIBOR plus 3% or (2) ING's fluctuating "reference rate" plus 1.25%. This loan is collateralized by substantially all of the Company's assets. At September 30, 1999, this rate was 9.5%.

     On August 18, 1998, the Company amended the ING Credit Agreement (the "Amended ING Credit Agreement") to, among other things: (i) delete the coverage ratio set forth in the ING Credit Agreement and (ii) require interest payments to be made by the Company on a monthly basis. The principal amount and the interest rate set forth in the ING Credit Agreement remain unchanged. The Company and ING further agreed that (a) the Company would pay a $250,000 amendment fee to ING on July 11, 1999, provided that such amendment fee will be waived if the amounts owed to ING under the Amended ING Credit Agreement have been paid in full by July 10, 1999; and (b) the Company would issue warrants to ING enabling ING to purchase 2% of the outstanding shares of Common Stock on a fully diluted basis after giving effect to future Rights Offerings.

     On November 20, 1998, the Company and ING entered into a letter agreement wherein ING consented to the sale of oil and gas properties totaling $8.8 million dollars and the Company agreed to issue ING warrants to purchase .05% of the outstanding shares of Common Stock on a fully diluted basis if (1) the Company elected not to complete the November 20, 1998 Rights Offering, (2) did not spend the proceeds from the Rights Offering as specified in the letter agreement or (3) raise less than $10,000,000 in the November 20, 1998 Rights Offering. The Rights Offering was completed and raised $7,500,000. On November 20, 1998, ING was issued the additional warrants.

     On July 10, 1999, the Company and ING entered into the Second Amendment to the Credit Agreement. Under the Second Amendment, the maturity date of the loan was extended to June 30, 2000 with interim payment of $1,000,000 due by September 30, 1999 and with $379,000 due on March 31, 2000. The $100,000
December 31, 1998 payment was extended until December 31, 1999 and the $250,000 amendment fee was extended to June 30, 2000 provided that such amendment fee would be waived if the loan was paid in full by June 30, 2000. Additionally, ING surrendered the 2.5% warrants that were granted on August 10, 1998 and November 20, 1998. ING waived all events of default occurring as a result of missed payments prior to the Second Amendment.

Priority Tax Claims

     In accordance with the Plan of Reorganization, priority taxes are to be paid in four annual installments without interest. As of September 30, 1999 and December 31, 1998, this liability totaled $377,000.

Building Loan

     In 1996, the Company purchased a building in Lafayette, Louisiana to be used as the Company's Louisiana headquarters. The building is 12,480 square feet with approximately 6,180 square feet of finished office area and 6,300 square feet of warehouse space. This building allows the Company to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

     In connection with the purchase of the building, the Company entered into a loan agreement with MC Bank & Trust Company. The original loan balance was $215,000 and called for monthly principal and interest payments totaling $3,000 per month through 2005 with the unpaid balance due at that time.

     During 1998,  the Company  renegotiated  this loan agreement with MC Bank &
Trust  Company.   The  Company  borrowed  an  additional  $35,000  for  building improvements. The loan agreement calls for monthly principal and interest payments of $2,900 per month through March 2008. The loan bears interest at 9.5% per annum and is collateralized by the land and building. As of September 30, 1999, the Company owed $198,000 on the Lafayette building.

Long Term Debt Maturities

     As of September 30, 1999, following are the Maturities of long-term liabilities for each of the next five years:

               1999                                $    16,000
               2000                                  2,898,000
               2001                                     18,000
               2002                                     20,000
               2003                                     22,000
              Thereafter                               104,000
                                                   ------------
                                                   $ 3,078,000
                                                   ============

5. COMMON STOCK OPTIONS AND WARRANTS AND CHANGES IN CAPITALIZATION

     In connection with the Plan of Reorganization, new warrants for 221,000 shares of the Company Common Stock were issued to the former shareholders of WRT. Under the warrant agreement, warrants are currently exercisable for .234 shares of common stock at an initial exercise price of $10.00 per share. For example, a warrant holder could obtain one share of common stock by exercising four warrants and paying $40.00. The warrants will expire on July 11, 2002.

     Mr. Ray Landry, a former employee of the Company, was granted 60,000 stock options pursuant to an employment agreement. The 60,000 options were reduced to 1,200 shares after the reverse stock split in March 1999, with an exercise price of $3.50 a share. The options will expire in 2002.

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

     The Option Agreement for both Mike Liddell and Mark Liddell provides that if the Company at any time increases the number of outstanding shares of the Company or alters the capitalization of the Company in any other way, the stock options shall be adjusted to reflect such changes. At all times, each Mike Liddell and Mark Liddell's options are intended to equal 2.5% of the outstanding shares of the Common Stock.

     On September 15, 1999, the non-employee board members were granted 10,000 options each with an exercise price of $2.00. The options shall vest 3,333 on October 1, 1999, 3,333 on October 1, 2000, and 3,334 on October 1, 2001. The number of options will be adjusted to reflect any change in the capitalization of the Company.

Rights Offering

     On November 20, 1998, the Company completed a $7,500,000 Rights Offering. The Company distributed to its existing shareholders 200,000,000 nontransferable rights at an exercise price of $0.05 per right equal to 4,000,000 rights at $2.50 per right, after giving the effect of the reverse stock split. Each right entitled the holder thereof to subscribe to purchase one share of common stock at the exercise price. Each shareholder who exercised in full his basic subscription privilege was entitled to oversubscribe for additional rights. A total of 150,183,199 rights (3,003,664 rights after the effect of the reverse stock split) were exercised for $7,509,000. As of the date of the Rights

Offering, Affiliated Shareholders were owed $4,600,000 by the Company. In the Rights Offering, the Affiliated Shareholders exercised 87,609,761 rights (1,752,195 rights after the effect of the reverse stock split) through the forgiveness of $4,380,000 of debt. (See Related Parties' Transactions.) The balance of $220,000 was repaid in cash prior to December 31, 1998.

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

Regulation D Private Placement Offering

     During the three months ended September 31, 1999, the Company conducted a private placement of stock (the "Regulation D Offering"). The Common Stock issued in the Regulation D Offering was not registered under the Securities Act of 1933, as amended, in reliance on the availability of the exemptions provided by Section 4(2) of said Act and/or Rule 506 of Regulation D promulgated thereunder. In accordance with the provisions of those exemptions, the Regulation D Offering is being made only to Accredited Investors as defined in Regulation D.

     The Company offered 6,700,000 common shares at an exercise price of $0.75 per share. Each shareholder who exercised in full his basic subscription privilege was entitled to oversubscribe for additional shares. A total of 6,700,000 shares were subscribed for yielding $5,016,000, net of offering costs of $9,000. As of the date of the Regulation D Offering, Affiliated Shareholders were owed $3,238,000 by the Company. In the Regulation D Offering, the Affiliated Shareholders exercised 4,040,011 rights through the forgiveness of $3,030,000 of debt. (See Related Parties' Transactions.) The balance of $208,000 was repaid in cash subsequent to September 30, 1999.

6.  EARNINGS (LOSS) PER SHARE

     Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding totaling 4,537,796 and 3,813,537, respectively, for the three and nine months ended September 30, 1999.

7. COMMITMENTS

Leases

     As of September 30, 1999 and December 31, 1998, the Company had a long-term, non-cancelable operating lease commitment for office space through August 2001.

     Rental expense for all operating leases for the three and nine months ended September 30, 1999 was $28,000 and $91,000, respectively. Rental expense for the three and nine months ended September 30, 1998 was paid through the Administrative Service Agreement.

Lac Blanc Escrow Account

     During 1998, the Company sold the Lac Blanc field to an unrelated third party. The Company maintained an escrow account related to the future plugging and abandonment of oil and gas wells for the field. As part of the sale of the field, this escrow was to be transferred to the purchaser. At the time of the sale, the Company and the purchaser were working to cure a title defect in the field. Once that title defect was cured, the escrow of $936,000 was transferred to the purchaser and the purchase price for the field was released to ING. Accordingly, the Company treated the $936,000 as restricted cash until May 1999 when the escrow was broken.

Plugging and Abandonment Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco Exploration and Production, Inc. retained a security interest in production at WCBB and the plugging and abandonment trust until such time as the Company's plugging and abandonment obligations have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. The Company ceased making monthly deposits to this escrow account in June 1999 and is currently in negotiations with Texaco to settle this obligation. As of September 30, 1999 and December 31, 1998, the plugging and abandonment trust totaled $1,587,000 and $1,454,000, respectively. The funds are invested in a U.S. Treasury Money Market.

     In addition, the Company has letters of credit backed by certificate of deposits totaling $400,000 to be used for plugging obligations for fields previously owned and operated by the Company. Once the subsequent operators have plugged and abandoned specific wells, the $400,000 will be returned to the Company.

Reimbursement of Employee Expenses & Contributions to 401(k) Plan

     The Company sponsored a 401(k) savings plan under which eligible employees chose to contribute up to 15% of salary income on a pre-tax basis, subject to certain IRS limits. The Company contribution to the 401(k) plan was discretionary and was 25% of employee contributions up to 6% of their salary. This benefit vested to employees over a five-year employment period or at a rate of 20% per each year of participation. During year ended December 31, 1998, the Company incurred $4,000 in matching contributions expense associated with this plan. On February 17, 1999, the Company sponsored 401(k) savings plan was terminated and all contributions were distributed to the participants.

Pricing Agreement

     In May 1999, the Company hedged 1,000 BOPD at a fixed price of $14.75 per barrel (f.o.b. WCBB) for the period beginning with June 1, 1999 and ending November 1, 1999. This hedge is based on an average Merc price of $16.35 a barrel. the difference between the $14.75 per barrel and the $16.35 per barrel is the $1.00 WTI adjustment for the region and transportation and marketing fees.

8. INCOME TAXES

     As of December 31, 1998, the Company had net operating loss carryforwards of approximately $67,000,000, which will not begin to expire until 2013. In addition, the Company had a substantially higher income tax basis in its oil and gas properties than it did for generally accepted accounting purposes, the reversal of which could potentially save the Company up to $23,000,000 in federal and state income expense in the future.

     The Company uses the asset and liability method of accounting for income taxes. As of December 31, 1998, the above net operating loss carryforwards and timing differences resulted in the Company having a deferred tax asset of approximately $42,000,000. For financial reporting purposes, this deferred tax asset was fully reserved as of that date. The benefits from this deferred tax asset will be recognized for financial reporting purposes in the years in which it is realized.

     Due to the above, the Company recorded no provision for income taxes on its reported income of $529,000 for the nine months ended September 30, 1999.

9.  LITIGATION TRUST ENTITY

     Pursuant to the Plan of Reorganization, all of the Company's possible causes of action against third parties (with the exception of certain litigation related to recovery of marine and rig equipment assets and claims against Tri-Deck), existing as of the Effective Date of the Plan, were transferred to the "Litigation Trust" controlled by an independent party. The litigation related to recovery of marine and rig equipment and the Tri-Deck claims were subsequently transferred to the litigation trust as described below.

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

     In June 1999, the Company received proceeds of $1,267,000 from the Trust as its pro rata entitlement to settlement funds recovered by the Trust in an action assigned to the Trust by the Company under the Clarification Agreement. Since the Company had no basis in the Litigation Trust, the Company recognized the entire proceeds of $1,267,000 as income in the month in which it was received. In addition, the Company received additional proceeds of $75,000 from the Trust during the three months ended September 30, 1999.

10. CONTINGENCIES

     On October 1, 1999, Plymouth Resources Group 1998 LLC filed a complaint in the Western District of Louisiana alleging breach of contract regarding rework operations at West Cote Blanch Bay. Plymouth has challenged the Company's right to conduct rework operations in late 1998 and 1999. Plymouth has requested damages in excess of $100,000, specific performance and an accounting. The Company does not believe that it breached any contract with Plymouth and is vigorously defending this lawsuit. Management does not expect this litigation to have a material impact on the financial statements.

     Other Litigation

     With the exception of one remaining claim from bankruptcy, the Company is not a party to any additional litigation. The ultimate resolution of the bankruptcy matter is not expected to have a material adverse effect on the Company's financial condition or results of operations for the periods presented in the financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS
                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking  statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that Gulfport Energy Corporation ("Gulfport" or the "Company"), a Delaware corporation, expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties; general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other oil and gas companies; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if realized, that they will have the expected consequences to or effects on the Company or its business or operations.

     The following discussion is intended to assist in an understanding of the Company's financial position as of September 30, 1999 and its results of operations for the three month and the nine month periods ended September 30, 1999 and 1998. The Consolidated Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 1998 annual report on Form 10-K.

FINANCIAL DATA (Unaudited)

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                 September 30,
                                                1999           1998           1999           1998
                                                ----           ----           ----           ----
Revenues:
    Gas sales                              $     76,000   $    694,000     $  219,000   $  3,541,000
    Oil and condensate sales                  2,436,000      1,610,000      6,621,000      5,485,000
    Other income, net                            49,000         90,000        177,000        436,000
                                           ------------   ------------     -----------  ------------

                                              2,561,000      2,394,000      7,017,000      9,462,000
                                           ------------   ------------     -----------  ------------

Expenses:
    Operating expenses including
       production taxes                       1,083,000      3,160,000      3,359,000      8,330,000
    Lawsuit settlement                           87,000              -         87,000              -
    General & administrative                    369,000        533,000      1,265,000      1,855,000
                                           ------------   ------------     -----------  ------------

                                              1,539,000      3,693,000      4,711,000     10,185,000
                                           ------------   ------------     -----------  ------------

Proceeds from Litigation Trust                   75,000              -      1,342,000              -
                                           ------------   ------------     -----------  ------------

EBITDA (1)                                    1,097,000    (1,299,000)      3,648,000       (723,000)
Depreciation, depletion & amortization          720,000     8,768,000       2,574,000     28,866,000
                                           ------------   ------------     -----------  ------------

Income (loss) before interest, and taxes        377,000    (10,067,000)     1,074,000    (29,589,000)
Interest expense                                199,000        310,000        546,000      1,068,000
                                           ------------   ------------     -----------  ------------

Income (loss) before income taxes               178,000    (10,377,000)       528,000    (30,657,000)
Income taxes                                          -              -              -              -
                                           ------------   ------------     -----------  ------------

Net income (loss)                          $    178,000   $(10,377,000)    $  528,000   $(30,657,000)
                                           ============   ============     ===========  ============

Earnings per share:
  Primary                                  $       0.04   $    (23.50)     $    0.18    $     (69.43)
                                           ============   ============     ===========  ============





(1) EBITDA is defined as earnings before interest, taxes, depreciation, depletion and amortization. EBITDA is an analytical measure frequently used by securities analysts and is presented to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements. EBITDA should not be considered as a better measure of liquidity than cash flow from operations.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1999 and 1998

     During the three months ended September 30, 1999, the Company reported a net income of $0.2 million, a $10.6 million increase from a net loss of $10.4 million for the corresponding period in 1998. This increase is primarily due to the following factors:

     Oil and Gas Revenues. During the three months ended September 30, 1999, the Company reported oil and gas revenues of $2.5 million, a 8% increase from $2.3 million for the comparable period in 1998. This increase was due in part to a 36,000 barrel net increase in oil production attributable to increased production from the West Cote Blanche Bay field and an increase in average price of $1.71 per barrel. The increase in oil revenues was offset in part by a $0.6 million decrease in gas revenues attributed primarily to a 1,439 Mmcf decrease in gas sales. The decrease in gas sales is the result of the sale in April 1998 of the Bayou Pigeon, Bayou Penchant, Lac Blanc, Golden Meadow and Deer Island fields, which produced significant amounts of natural gas. The following table summarizes the Company's oil and gas production and related pricing for the three months ended September 30, 1999 and 1998:

                                                 Three Months Ended
                                                    September 30,
                                                  1999        1998
                                                  ----        ----
    Oil production volumes (Mbbls)                  138         102
    Gas production volumes (Mmcf)                    32         535
    Average oil price (per Bbl)                  $17.65      $15.78
    Average gas price (per Mcf)                   $2.38       $1.30

     Production Costs. Production costs, including lease operating costs and gross production taxes, decreased $2.1 million, or 66%, from $3.2 million for the three months ended September 30, 1998 to $1.1 million for the comparable period in 1999. This decrease was due in part to the reduction in field related services performed by third party contractors. The Company has also reduced facility charges through capital expenditures performed by enhancing the saltwater disposal facility, acidizing and repairing the saltwater disposal wells, repairing the compressor, and reduction in gas lift costs. Gas lift costs were reduced by enhancing gas production at its West Cote Blanche Bay field which had relied primarily on purchased gas to perform its gas lift procedures during the comparable period in 1998.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $8.1 million, or 92% from $8.8 million for the three months ended September 30, 1998 to $0.7 million for the comparable period in 1999. As prescribed by the full cost pool method of reporting oil and gas properties, ceiling tests are performed to determine if the carrying value of oil and gas assets exceeds the sum of the discounted estimated future cash flows.

     General and Administrative Expenses. General and administrative expenses decreased $0.16 million, or 31%, from $0.53 million for the three months ended June 30, 1998 to $0.37 million for the comparable period in 1999. This decrease was due primarily to the Company's efforts to reduce personnel and overall general and administrative costs.

     Other Income. Other income decreased slightly due primarily to a decrease in interest income during the three months ended September 30, 1998 and 1999.

     Interest Expense. Interest expense decreased $0.11 million, or 35%, from $0.31 million for the three months ended September 30, 1998 to $0.20 million for the comparable period in 1999. This decrease was due to principal reductions of $5.3 million, $0.9 million, and $1.0 million on the note payable during November 1998, May 1999, and September 1999, respectively.

     Litigation Trust. In September 1999, the Company received proceeds of $75,000 from the Trust. The $75,000 represents a portion of the Company's pro rata entitlement to settlement funds recovered by the Trust in an action assigned to the Trust by the Company under the Clarification Amendment. See Note 9 to the financial statements. Since the Company had no basis in the Litigation Trust, the Company recognized the entire proceeds of $75,000 as income in the month in which it was received.

     Income Taxes. As of December 31, 1998, the Company had a net operating loss carryforward of approximately $67 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $43 million, which was fully reserved by a valuation allowance at that date. Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. No income tax provision was provided for the three month period ending September 30, 1999 due to the above.

Comparison of the Nine Months Ended September 30, 1999 and 1998

     During the nine months ended September 30, 1999, the Company reported a net income of $0.7 million, a $31.4 increase from a net loss before of $30.7 million for the corresponding period in 1998. This increase was primarily due to the following factors:

     Oil and Gas Revenues. During the nine months ended September 30, 1999, the Company reported oil and gas revenues of $6.8 million, a 24% decrease from $9 million for the comparable period in 1998. This decrease in gas sales is the result of the sale in April 1998 of the Bayou Pigeon, Bayou Penchant, Lac Blanc, Golden Meadow and Deer Island fields, which produced significant amounts of natural gas. This decrease was offset in part by increases in sales prices of $1.71 per barrel for oil during the first three quarters of 1999 when compared to the first three quarters of 1998 and in part by an increase in oil production from the West Cote Blanche Bay field. The following table summarizes the Company's oil and gas production and related pricing for the nine months ended September 30, 1999 and 1998:

                                             Nine Months Ended
                                                September 30,
                                              1999        1998
                                              ----        ----
    Oil production volumes (Mbbls)              422         377
    Gas production volumes (Mmcf)                93       1,532
    Average oil price (per Bbl)              $15.69      $14.55
    Average gas price (per Mcf)               $2.35       $2.31

     Production Costs. Production costs, including lease operating costs and gross production taxes, decreased $5.1 million, or 61%, from $8.3 million for the nine months ended September 30, 1998 to $3.2 million for the comparable period in 1999. This decrease was due primarily to the reduction in field related services performed by third party contractors and the sale of various oil and gas producing properties. The producing properties, which were sold, represented 27% of production costs during the nine months ended September 30, 1998. In addition, due to the extensive workover procedures performed to gas reserves, the gas lift costs were significantly reduced. The Company has reduced facility charges through capital expenditures performed by enhancing the saltwater disposal facility, acidizing and repairing the saltwater disposal wells, and repairing the compressor

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $26.3 million, or 91% from $28.9 million for the nine months ended September 30, 1998 to $2.6 million for the comparable period in 1999.

     General and Administrative Expenses. General and administrative expenses decreased $0.6 million, or 32% from $1.9 million for the nine months ended September 30, 1998 to $1.3 million for the comparable period in 1999. This decrease was due primarily to the Company's efforts to reduce personnel and overall general and administrative costs.

     Other Income. Other income decreased $0.2 million, or 59% from $0.4 million for the nine months ended September 30, 1998 to $0.2 million for the comparable period in 1999. This decrease was due primarily to interest and overhead income.

     Interest Expense. Interest expense decreased $0.6 million, or 55%, from $1.1 million for the nine months ended September 30, 1998 to $0.5 million for the comparable period in 1999. This decrease was due to principal reductions of $5.3 million, $0.9 million, and $1.0 million on the note payable during November 1998, May 1999, and September 1999, respectively.

     Litigation Trust. In September 1999, the Company received proceeds of $1.3 million from the Trust. The $1.3 million represents a portion of the Company's pro rata entitlement to settlement funds recovered by the Trust in an action assigned to the Trust by the Company under the Clarification Amendment. See Note 9 to the financial statements. Since the Company had no basis in the Litigation Trust, the Company recognized the entire proceeds of $1.3 million as income in the month in which it was received.

     Income Taxes. As of December 31, 1998, the Company had a net operating loss carryforward of approximately $67 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $42 million, which was fully reserved by a valuation allowance at that date. Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. No income tax provision was provided for the nine month period ending September 30, 1999 due to the above.


Liquidity and Capital Resources

Operating Activities

     Net cash flow provided by operating activities for the nine months ended September 30, 1999 was $3.5 million, as compared to net cash flow provided by operating activities of $0.7 million for the comparable period in 1998. This increase is due primarily to the following factors: (1) increased oil production from the West Cote Blanche Bay field; (2) increased oil prices; (3) a significant reduction in lease operating expenses; and (4) a significant reduction in general and administrative expenses.

     The Company's strategy is to continue to increase cash flows generated by these properties by undertaking new drilling, workover, sidetrack and recompletion projects in the fields to exploit its extensive reserves. The Company has upgraded its infrastructure by enhancing its existing facilities to increase operating efficiencies, increase volume capacities and lower lease operating expenses. Additionally, the Company has undertaken the reprocessing of its 3D seismic data in its principal property, West Cote Blanche Bay. The reprocessed data will enable the Company's geophyists to generate new prospects and enhance existing prospects in the intermediate zones in the field thus creating a portfolio of new drilling opportunities in the most prolific depths of the field.

Capital Requirements and Resources

     The primary capital commitments faced by the Company are the required principal payments on its ING Credit Facility and the significant capital expenditures required to continue developing the Company's proved reserves.

     The Company's Credit Facility at ING of $2,880,000 at September 30, 1999 requires principal reductions of $379,000 in March 2000 and $2,518,000 in June 2000. The Company must pay an additional $100,000 in loan commitment fees by December 31, 1999. In addition, if the Credit Agreement is not paid in full by June 30, 2000, the Company will have to pay an additional fee of $250,000.


     In the Company's January 1, 1999 reserve report, 95% of the Company's reserves were categorized as non-developed non-producing. The proved reserves of the Company will generally decline as reserves are depleted, except to the extent that the Company conducts successful exploration or development activities or acquires properties containing proved developed reserves, or both. To realize reserves and increase production, the Company must commence exploratory drilling, undertake other replacement activities or utilize third parties to accomplish those activities. It is anticipated that these reserve development projects will be funded either through the use of cash flow from operations when available or by accessing the capital markets.

     Net cash flow provided by operating activities for the nine months ended September 30, 1999 was $3.5 million as compared to net cash flow provided by operating activities of $0.7 million for nine months ended September 30, 1998. After making reductions in production costs, finding costs, general and administrative expenses, taxes and interest expenses, the Company believes it has substantially improved its cash flow position.

     During the first nine months of 1999, the Company invested $4.6 million in property and equipment and other long-term assets as compared to $1.5 million during the comparable period in 1998.

     Net cash provided by financing activities was $3.3 million for the nine months ended September 30, 1999 compared to $1.9 million used in financing activities for the same period in 1998. This increase is the result of the Company's private placement offering during September 1999 offset in part by $1.9 million in principal reduction on its ING Credit Facility. For more information on the Regulation D Offering, see Note 6.

Related Party Transactions

     On August 1, 1999, certain Affiliated Shareholders, who include Chuck Davidson, Mike Liddell, Mark Liddell and their affiliates, advanced to the Company the subscription price for their Basic Subscription under a Line of Credit totaling approximately $3,255,000. The Line of Credit bears interest at LIBOR plus 3 with a 2% Commitment Fee to paid in stock and matures on August 1, 2000. A portion of the Subscription Price paid for the Shares acquired in the Regulation D Offering by the Affiliated Shareholders was paid through the forgiveness of an equal amount owed to them by the Company with any outstanding amounts repaid to such stockholders in cash out of the proceeds of the Offering or other available funds. At a Subscription Price of $0.75 per Share, the Affiliated Shareholders purchased 4,040,011 shares through the conversion of $3,030,000 of debt to equity. The balance of $208,000 was repaid in cash subsequent to September 30, 1999.

COMMITMENTS

Lac Blanc Escrow Account

     During 1998, the Company sold the Lac Blanc field to an unrelated third party. Prior to the sale, the Company maintained an escrow account related to the future plugging and abandonment of oil and gas wells for the field. As part of the sale of the field, this escrow was to be transferred to the purchaser. At the time of the sale, the Company and the purchaser were working to cure a title defect in the field. Once that title defect was cured, the escrow of $936,000 was transferred to the purchaser and the purchase price for the field was released to ING. Accordingly, the Company treated the $936,000 as restricted cash until May 1999 when the escrow was broken.

Plugging and Abandonment Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. TEPI retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's obligations plugging and abandonment obligations to TEPI have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. The Company ceased making the required monthly contributions to the plugging and abandonment escrow account in June 1999 and is currently negotiating a settlement of this issue with Texaco. As of September 30, 1999, the plugging and abandonment trust totaled $1,587,000. These finds are invested in a U.S. Treasury Money Market.

     In addition, the Company has letters of credit totaling $400,000 secured by certificates of deposit being held for plugging costs in fields previously owned and operated by the Company. Once specific wells are plugged and abandoned the $400,000 will be returned to the Company.

YEAR 2000 COMPLIANCE

     The Company has and will continue to make investments in software systems and applications to ensure it is Year 2000 compliant. It is not anticipated that the process of ensuring that the Company is Year 2000 compliant will have a material impact on the Company's financial condition.


OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Title to Oil and Gas Properties

     On October 1, 1999, Plymouth Resources Group 1998 LLC filed a complaint in the Western District of Louisiana alleging breach of contract regarding rework operations at West Cote Blanch Bay. Plymouth has challenged the Company's right to conduct rework operations in late 1998 and 1999. Plymouth has requested damages in excess of $100,000, specific performance and an accounting. The Company does not believe that it breached any contract with Plymouth and is vigorously defending this lawsuit. Management does not expect this litigation to have a material impact on the financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     No reports filed on Form 8-K during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GULFPORT ENERGY CORPORATION

Date:  November 14, 1999


                                 /s/Mark Liddell
                                 ------------------
                                 Mark Liddell
                                 President