Form 10-K
period 1999-12-31
GULFPORT ENERGY CORP
filed 2000-03-30
CIK 874499

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

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                         Commission File Number 1-10192


                           Gulfport Energy Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             73-1521290
 -------------------------------                          ----------------------
 (State or other jurisdiction of                               (IRS Employer
  Incorporation or organization)                          Identification Number)

                         6307 Waterford Blvd., Suite 100
                          Oklahoma City, Oklahoma 73118
                                 (405) 848-8807
        ----------------------------------------------------------------
               (Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                                                  NAME OF EACH EXCHANGE ON WHICH
            TITLE OF EACH CLASS                              REGISTERED
      Preferred Stock, $0.01 par value                          None
        Common Stock, $0.01 par value                           None

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



         All shares of common and preferred stock outstanding prior to the Effective Date of the Plan of Reorganization (July 11, 1997) were canceled on the Effective Date. The number of shares of the registrant's Common Stock, $0.01 par value, outstanding at March 31, 2000 was 10,145,400. The aggregate market value of the voting stock held by non-affiliates of the Company using an average trading price in December 1999 was $5,979,735.30.

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

Yes  X     No
   -----      -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Common Stock Issued Outstanding December 31, 1999:        10,145,400
Common Stock Issued Outstanding February 1, 2000:         10,145,400

                       DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

                                                                           Page

Disclosure Regarding Forward-Looking Statements...........................    4

                                     Part I

Item 1.Business   ........................................................    4
Item 2.Properties ........................................................    5
Item 3.Legal Proceedings..................................................   16
Item 4.Submission of Matters to a Vote of Security Holders................   17

                                     PART II

Item 5.Market for the Registrant's Common Stock and Related
          Shareholder Matters.............................................   17
Item 6.Selected Financial Data ...........................................   18
Item 7.Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................   19
Item 8.Financial Statements and Supporting Data...........................  F-1
Item 9.Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure........................................   49

                                    PART III

Item 10.Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..............   49
Item 11.Executive Compensation............................................   50
Item 12.Security Ownership of Certain Beneficial Owners and Management....   54
Item 13.Certain Relationships and Related Transactions....................   55

                                     PART IV

Item 14.Exhibits and Reports on Form 8-K..................................   57

          Signatures......................................................   58

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts, included in this Form 10-K that address activities, events or developments that Gulfport Energy Corporation, formerly known as WRT Energy Corporation ("Gulfport" or "Company"), a Delaware corporation, expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of Gulfport's business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by Gulfport in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with Gulfport's expectations and predictions is subject to a number of risks and uncertainties, general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by Gulfport; competitive actions by other oil and gas companies; changes in laws or regulations; and other factors, many of which are beyond the control of Gulfport. Consequently, all of the forwardlooking statements made in the Form 10-K are qualified by these cautionary statements and there can be no assurances that the actual results or developments anticipated by Gulfport will be realized, or even if realized, that they will have the expected consequences to or effects on Gulfport, its business or operations.

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

        Background

        On February 14, 1996, Gulfport's predecessor, WRT Energy Corporation ("WRT"), filed a voluntary petition in the United States Bankruptcy Court for the Western District of Louisiana (the "Bankruptcy Court") for protection under Chapter 11 of the Federal Bankruptcy Code. Upon filing of the voluntary petition for relief, WRT, as debtor-in-possession, was authorized to operate its business for the benefit of claim holders and interest holders, and continued to do so, without objection or request for appointment of a trustee. All debts of WRT as of the petition date were stayed by the Bankruptcy Court and were subject to compromise pursuant to such proceedings. WRT operated its business and managed its assets in the ordinary course as debtor-in-possession, and obtained court approval for transactions outside the ordinary course of business. Based on these actions, all liabilities of the Company outstanding at February 14, 1996 were reclassified to estimated pre-petition liabilities.

        By order dated May 5, 1997, the Bankruptcy Court confirmed the Second Amended Plan of Reorganization (the "Plan") sponsored by Wexford and DLB Oil & Gas, Inc. The Plan was consummated and became effective on July 11, 1997 (the "Effective Date"). On the Effective Date, WRT was merged with and into Gulfport. For detailed information regarding events leading to the reorganization and the bankruptcy proceedings, see the Company's 1997 and 1998 Form 10-K on file with the Securities and Exchange Commission.

Item 2. Properties

        Principal Oil and Gas Properties

        Gulfport owns interests in a number of producing oil and gas properties located along the Louisiana Gulf Coast. The following is a map showing the locations of the Company's principal oil and gas properties.

(Map Omitted)

The Company serves as the operator of all the properties in which it holds a working interest with the exception of the Texaco well and deep rights at West Cote Blanche Bay. The following table presents certain information as of January 1, 2000, reflecting the Company's net interest in its producing oil and gas properties.

                                                                               NET PROVED
                                                                                RESERVES
                           ACTIVE WELLS   SHUT-IN WELLS(1)   ACREAGE(2)       AS OF 1/1/00
FIELD           NRI/WI     GROSS   NET     GROSS   NET     GROSS   NET     GAS     OIL     TOTAL
              PERCENTAGE                                                   MBOE    MBOE    MBOE
-----------------------------------------------------------------------------------------------

E. Hackberry    78.7/100     12      12    81     81     3,147    3,147     784    3,074    3,858

W. Hackberry    87.5/100      4       4    23     23       592      592       0       98       98

West Cote       78.7/100     42      41   333    330     4,590    4,590      99   22,468   22,567
Blanche Bay (3)

Overrides &
Royalty         Various      17    1.50     1      1       403      403     161      283      444
                             --   -----   ---    ---     -----    -----   -----   ------   ------

Total(4)                     75   58.50   438    435     8,732    8,732   1,044   25,923   26,967
                             ==   =====   ===    ===     =====    =====   =====   ======   ======



(1) The following wells produce on an intermittent basis: East Hackberry - 7; West Hackberry - 0; and West Cote Blanche Bay - 37.
(2)     All of the Company's acreage is Developed Acreage.
(3) Includes 1 producing well and 3 shut-in wells attributable to depths below the Rob "C" Marker ("Deep Rights"). The Company has a 7.45% non-operated working interest (5.84% NRI) in the Deep Rights. The Deep Rights are operated by Texaco Exploration and Production, Inc.
(4) In the future, the Company will have to plug and abandon almost 500 wellbores. The Company's strategy to meet this obligation is to plug at least twenty wells a year and to invest in plugging escrow accounts. The Company continually deposits money in the West Cote Blanche Bay Escrow Account which currently has a balance in excess of $1.5 million dollars. Additionally, the Company has a $200,000 letter of credit dedicated to the plugging operations at East Hackberry.


        All of the oil and gas leases in which the Company owns an interest have been perpetuated by production. The operator may surrender the leases at any time by notice to the lessors, or by the cessation of production.

EAST HACKBERRY FIELD
--------------------

(Map Omitted)

Location and Land
-----------------



        The East Hackberry Field is located along the western shore of Lake Calcasieu in Cameron Parish, Louisiana approximately 80 miles west of Lafayette and 15 miles inland from the Gulf of Mexico. In February 1994, the Company purchased a 100% working interest (approximately 79% average NRI) in certain producing oil and gas properties situated in the East Hackberry Field. The purchase included two separate lease blocks, the Erwin Heirs Block which is located on land originally developed by Gulf Oil Company (now Chevron Corporation), and the adjacent State Lease 50 Block which is located primarily in the shallow waters of Lake Calcasieu, originally developed by Texaco. The two lease blocks together contain 3,147 acres.

        In September 1994, the Company sold an overriding royalty interest equal to a 50% working interest in certain producing oil and gas wells situated in the East Hackberry Field to Milam Royalty Corporation a subsidiary of J. P. Morgan and Company. In April 1999, Gulfport purchased the overriding royalty interest back from the then current owner, Queen Sand Resources, Inc. giving the Company a 100% working interest in the field.

Geology
-------

        The Hackberry Field is a major salt intrusive feature, elliptical in shape as opposed to a classic "dome," divided into East and West field entities by a saddle. Structurally, the Company's East Hackberry acreage is located on the eastern end of the Hackberry salt ridge. There are over 30 pay zones at this field. The salt intrusion trapped Oligocene through Lower Miocene rocks in a series of complex, steeply dipping fault blocks. The Camerina sand series is a prolific producer with 1-2 MMBL per well of oil potential. The Company's wells currently produce from perforations found between 5,100' and 12,200'.

Area History and Production
---------------------------

        The East Hackberry field was discovered in 1926 by Gulf Oil Company (now Chevron Corporation) by gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 1999 was 111 million barrels of oil with casinghead gas production being 60 billion cubic feet of gas. There have been a total of 170 wells drilled on the Company's portion of the field with 12 having current daily production; seven produce intermittently; and 71 wells shut-in and five wells have been converted to salt water disposal wells. The remaining 72 wells have been plugged and abandoned. As of January 1, 2000 daily net production averages 370 barrels of oil and 4970 barrels of water with a limited amount of natural gas.

Facilities
----------

        The Company has land-based production and processing facilities located at the East Hackberry Field. The facility is comprised of two dehydrating units, four disposal pumps and two compressors with a total of 1,700 horsepower. The Company also has a field office that serves both the East and West Hackberry fields.

WEST HACKBERRY FIELD

Location and Land
-----------------

        The West Hackberry Field is located on land and is five miles West of Lake Calcasieu in Cameron Parish, Louisiana approximately 85 miles west of Lafayette and 15 miles inland from the Gulf of Mexico. In November 1992, the Company purchased a 100% working interest (approximately 80% average NRI, subsequently increased to approximately 87.5% NRI) in 592 acres within the West Hackberry Field.

Geology
-------

        Structurally, the Company's West Hackberry acreage is located on the western end of the Hackberry salt ridge. (See graphic above.) There are over 30 pay zones at this field. West Hackberry consists of a series of fault-bounded traps in the Oligocene-age Vincent and Keough sands associated with the
Hackberry Salt Ridge. Recoveries from these thick, porous, water-drive reservoirs have resulted in per well cumulatives of almost 700 BOE.

Area History and Production
---------------------------

        The first discovery well at West Hackberry was drilled in 1938 and was developed by Superior Oil Company (now Exxon-Mobil Corporation) between 1938 and 1988. The estimated cumulative oil and condensate production through 1999 was 170 million barrels of oil with casinghead gas production of 120 billion cubic feet of gas. There have been 36 wells drilled to date on the Company's portion of West Hackberry and currently four are producing, 22 are shut-in and one has been converted to a salt water disposal well. The remaining eight wells have been plugged and abandoned. The Company plugged one saltwater disposal well in 1999. As of January 1, 2000 daily net production averages 125 barrels of oil, 100 MCF of gas and 670 barrels of water.

Facilities
----------

        The Company has land-based production and processing facilities located at the West Hackberry field. The Company has two dehydrating units, one disposal pump and one 650-horsepower compressor. The Company maintains a field office that serves both the East and West Hackberry fields.

WEST COTE BLANCHE BAY FIELD
---------------------------

(Map Omitted) (Type Log Omitted)

Location and Land
-----------------



        The West Cote Blanche Bay (WCBB) Field lies approximately five miles off the coast of Louisiana primarily in St. Mary Parish in a shallow bay, with water depths averaging eight to ten feet. The Company originally acquired from Texaco a 6.25% working interest in all zones in the WCBB field in July 1988. In April 1995, the Company completed the purchase of an additional 43.75% working interest in the WCBB field from an affiliate of Benton Oil and Gas Company and two affiliates of Tenneco, Inc. as to those rights lying above the base of the Rob "C" marker, located at approximately 10,500'. The sellers retained their interests in all depths below the base of the Rob "C" marker. Pursuant to the Plan of Reorganization, at the Effective Date, the Company acquired the remaining 50% working interest in the WCBB field in depths above the Rob "C" marker from Texaco and became the operator of the field. In 1999 the Company exercised a preferential right to purchase an additional 1.00% working interest in the rights below the Rob "C" marker. Currently the Company owns a 100% working interest (80.20% NRI) and is the operator in the depths above the Rob "C" marker and owns a 7.45% non-operated working interest (5.84% NRI) in depths below the Rob "C" marker. Texaco is the operator below the base of the Rob "C" marker. The Company's leasehold at WCBB covers a portion of Louisiana State Lease 340 and contains 4,590 acres.

Geology
-------

        WCBB overlies one of the largest salt dome structures on the Gulf Coast. The field is characterized by a piercement salt dome, which created traps from the Pleistocene through the Miocene. The relative movements affected deposition and created a complex system of fault traps. The compensating fault sets generally trend NW-SE and are intersected by sets having a major radial component. Later-stage movement caused extension over the dome and a large graben system was formed.

        There are over 100 distinct sandstone reservoirs recognized throughout most of the field and nearly 200 major and minor discrete intervals have been tested. Within the over 800 wellbores that have been drilled to date in the field, over 4,000 potential zones have been penetrated. These sands are highly porous and permeable reservoirs primarily with a strong water drive.

Area History and Production
---------------------------

        Texaco drilled the discovery well in 1940 based on a seismic and gravitational anomaly. WCBB was subsequently developed on an even 160-acre pattern for much of the reminder of the decade. Developmental drilling continued and reached its peek in the 1970's when over 300 of the over 800 total wells were drilled in the field. Of the over 800 wells drilled, only 80 were dry holes and many of these were capable of hydrocarbon production. As a result, the field has an historic success rate of over 90% for all wells drilled. The cumulative gross production for the average producer in the field was 237 MBO, with over 100 of those wells (14% of total wells) producing in excess of 500 MBO. As of June 30, 1997, field cumulative gross production was 188 MMBO and 224 BCF of gas.

        There have been 860 wells drilled in WCBB of this 42 are currently producing, 333 are shut-in and four have been converted to salt water disposal wells. The balance of the wells (or 481) have been plugged and abandoned. As of January 1, 2000 the Company's net current daily production is 1,070 barrels of oil, 200 MCF of gas and 15, 300 barrels of water at WCBB.

        In 1991 Texaco conducted a 70 square mile 3-D seismic survey with 1,100 shot points per mile that processed out 100 fold. In 1993, an undershoot survey around the crest and production facilities was added. The Company owns the rights to the seismic data. In December of 1999 the Company completed the re-processing of the seismic data and currently has its geophysicists developing prospects from the data. The reprocessed data will enable the Company to identify prospects in areas of the field that would otherwise remain obscure.

Facilities
----------

        The Company owns and operates a production facility at WCBB. The platform stretches over a mile and is equipped with a 30 MMCF capacity dehydrating system, three compressors totaling 4000 horsepower and three 225 horsepower triplex saltwater disposal pumps. The Company has made continual improvements to this facility to enable it to function more efficiently and lower lease operating expense at WCBB. Some of the improvements in 1999 include installing three free water knockouts to aid in the separation process, tuning of the compressors and cleaning out the saltwater disposal wells. The Company generates cash flow by handling other companies' saltwater and gas through the facility for a fee. In 1999, the Company earned an average of $30,000 a month from facility charges.

Texaco Operated Well
--------------------

        In June of 1999, the Company executed a sublease in favor of Texaco of an approximate 72 acre block below the base of the 8 Sand, located at approximately 9,060 feet, at WCBB and reserved a 25% back-in working interest after the proceeds of the well totaled $1,000,000. Texaco has informed the Company that the well reached the payout point in January of 2000. The subject well is currently producing approximately 170 BOPD and 125 MCFPD net to the Company with estimated net reserves to the Company of 84,000 MCF of gas and 123,000 barrels of oil. This well is located on the flank of West Cote Blanche Bay salt dome. The Company believes that there are many locations further inside the perimeter (owned 100% by Gulfport) that have equal to or greater potential than this well.


OVERRIDES & ROYALTY

Overriding Royalty Interests
----------------------------

        The Company owns overriding royalty interests in an additional 11 producing oil and gas wells lying in three fields. When the Company sold its interest in the Bayou Penchant Field to Castex Energy 1996 Limited Partnership effective April 1, 1998, the Company retained a 10% overriding royalty interest in this field. The Bayou Penchant field is located in Terrebonne Parish, Louisiana and the 1999 average daily gross production from seven producing wells was almost 4,500 MCF of gas.

        The Company also owns a 2.5% overriding royalty interest in three producing wells at the Napoleonville Field retained when the Company sold its interest to Plymouth Operating Company in 1998. The Napoleonville field is located in Assumption Parish, Louisiana and averaged 150 barrels of oil per day in 1999.

        Additionally, Gulfport owns a net profits interest in one producing well and all the leasehold rights in the South Atchafalaya Bay Field located in St. Mary Parish, Louisiana. This well was placed on production in late 1999. These interests provided $30,000 in revenue to the Company in 1999.

Fee Minerals and Surface Interest
---------------------------------

        The Company owns 230 net acres of fee minerals and surface interest adjacent to its West Hackberry Field in Cameron Parish, Louisiana. This property currently contains six producing wells. The Company is in the process of negotiating a surface lease to a local landowner.

OTHER INTERESTS

Castex Energy 1996 Limited Partnership
--------------------------------------

        In 1998 the Company sold a package of oil and gas properties to Castex Energy 1996 LP for $8.8 million dollars. As additional consideration for the sale, the Company was granted a 25% interest in the limited partnership that vests once the investment in the partnership pays out. The Limited Partnership owns and operates several oil and gas fields located along the Gulf Coast.

Litigation Trust
----------------

        In connection with the Bankruptcy, the Bankruptcy Court appointed a bankruptcy examiner to review the bankruptcy case to identify potential claims the Company may have in bankruptcy. The Examiner filed a report recommending numerous actions for recovery of property or damages for the Company's estate. Pursuant to the Plan or Reorganization, all of the Company's possible causes of action against third parties related to the Bankruptcy were transferred into a Litigation Trust.

        The Litigation Trust was funded by a $3,000,000 cash payment from the Company on the Effective Date of the Bankruptcy. The Company owns a 12% interest in the Litigation Trust with the other 88% being owned by the former unsecured creditors of the Company.

        The Litigation Trust filed approximately 400 preference actions and several substantive actions alleging fraud, malpractice and other wrongdoings. At this time, the Company cannot estimate what the potential future recovery from the litigation will be.

Lafayette Office Building
-------------------------

        In 1996, the Company purchased a building in Lafayette, Louisiana to be used as the Company's Louisiana headquarters. The 15 year old building contains 12,480 total square feet with 8,180 square feet of finished office area and 6,300 square feet of clear span warehouse area. The fair market value of the building was recently calculated at approximately $300,000 with a mortgage balance of about $177,000 as of January 1, 2000. This building allows the Company to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

Drilling and Recompletion Activities

        The following table contains data with respect to certain of the Company's field operations during the years ended December 31, 1999, 1998 and 1997. The Company drilled no exploratory wells during the periods presented.

                                          1999           1998          1997
                                       Gross   Net    Gross  Net    Gross  Net
                                       -----------    ----------    ----------
Recompletions,
Sidetracks and
Deepenings:
Oil                                      15    4.8      7    4.7      6    5.5
Gas                                       0    0.0      0      0      6    4.5
Non-Productive                           12    0.8      0      0      6    5.5
                                         --    ---      -

TOTAL:                                   27    5.6      7    4.7     18   15.5
                                         --    ---      =    ===     ==   ====

Development Wells:
Oil                                       5      0      0      0      1      1
Gas                                       0      0      0      0      0      0
Non-Productive                            1      0      0      0      0      0
                                         --    ---      -    ---     --   ----

TOTAL                                     6      0      0      0      1      1
                                         ==    ===      =    ===     ==   ====

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

        The following table sets forth estimates of the proved oil and gas reserves of the Company at December 31, 1999, as estimated by a non-employee contract engineer.


                                                   JANUARY 1, 2000
                                         ---------------------------------
Proved Reserves                          Developed    Undeveloped   Total
                                         ---------    -----------   -----
Oil (MBBLS)                              6,606        19,317        25,923
Gas (MMCF)                               2,073         4,191         6,264
MBOE                                     6,938        20,016        26,967
Year-end present value (10%) of
  estimated future net revenue           $40,137,770  $104,765,500  $144,903,270

        Total proved reserves increased from 24,836 MBOE at January 1, 1999 to 26,967 MBOE at January 1, 2000. This increase in reserves is attributable to the purchase of a 50% working interest in East Hackberry, additional reserves located as a result of the drilling and recompletion activity at WCBB, and an increased economic longevity of the properties due to higher oil prices.

        The estimated future net revenues set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions prevailing at December 31, 1999. The estimated future production is priced at December 31, 1999 without escalation using $ 25.61 per BBL and $2.41 per MCF.

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

        The majority of the Company's crude oil production is sold on contracts based on postings plus a premium. These premiums are based on an average paid by several purchasers minus a handling charge per barrel of oil. The following table contains certain historical data reflecting the average production costs incurred by the Company during the years ended December 31, 1999, 1998 and 1997.

        In May 1999, the Company hedged 1,000 BOPD at a fixed price of $14.75 per barrel (f.o.b. WCBB) for the period beginning with June 1, 1999 and ending November 30, 1999. This hedge is based on an average Merc price of $16.35 a barrel. The difference between the $14.75 per barrel and the $16.35 per barrel is the $1.00 WTI adjustment for the region and transportation and marketing fees.

        The following is a table and graph of the Company's monthly net production in 1999.

(Table and Graph Omitted)

      The following table demonstrates the production volumes and prices received for production years ended 1999, 1998 and 1997.


                                            Year Ended December 31,
                                            -----------------------

Production Volumes:                   1999           1998          1997

Oil (MBBLS)                           576            441           566
Gas (MMCF)                            0.107          0.421         2.818
Oil Equivalents (MBOE)                594            512           1,036

Average Prices:
Oil (per BBL)                         $16.86         $15.48        $20.93
Gas (per MCF)                         $ 2.83         $ 2.30        $ 2.86
Oil Equivalents (per MBOE)            $16.86         $15.18        $19.20
Average Production Costs (per BOE)    $ 6.18         $14.01        $ 9.05
Average Production Taxes (per BOE)    $ 1.64         $ 1.49        $ 1.48

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

Spring 2000 Field Work

        West Cote Blanche Bay

        The Company will use the 3-D seismic data that it has recently reprocessed to delineate the locations of four new wells at the West Cote Blanche Bay Field in St. Mary Parish, Louisiana and expects to commence drilling operations on the initial well in April, 2000. Two of the wells will be drilled to depths of about 2,500' and the remaining two wells will be drilled to depths of approximately 9,000'. The Company feels these wells will access significant oil and gas deposits and cover a variety of targets ranging from relatively low risk proven undeveloped locations to higher potential exploratory targets.

        Gulfport has filed a permit with the State of Louisiana to convert an existing shut-in wellbore to a saltwater disposal well. In the near future, the Company believes that its current disposal system will be at capacity and an additional well will be needed to handle any additional water generated by its drilling program. The Company hopes to begin the conversion process in the second quarter of 2000.

        In March 2000, the Company began to fulfill its yearly plugging commitment by plugging 20 wells at WCBB. The Company has enlisted the services of an experienced Gulf Coast plugging company to perform the work and estimates these wells can be plugged for an average cost of about $15,000 per well for a total cost of approximately $300,000.

        East and West Hackberry

        Gulfport is in the process of increasing production at both the East and West Hackberry fields by performing low risk downhole remedial work on a series of wells. The Company is also continuing its efforts to decrease its reliance on gas lift in the Hackberry fields, and thereby lower lifting cost expenses by converting the lifting method of selected wells to downhole submersible pumps or pumping units.

        Competition and Markets

        Availability of Markets. The availability of a ready market for any oil and/or gas produced by Gulfport depends on numerous factors beyond the control of management, including but not limited to, the extent of domestic production and imports of oil, the proximity and capacity of gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and gas production and federal regulation of gas sold in interstate commerce. Oil and gas produced by Gulfport in Louisiana is sold to various purchasers who service the areas where Gulfport's wells are located. Gulfport's wells are not subject to any agreements that would prevent Gulfport from either selling its production on the spot market or committing such gas to a long-term contract; however, there can be no assurance that Gulfport will continue to have ready access to suitable markets for its future oil and gas production.

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

        Environmental Regulation

        Operations of Gulfport are subject to numerous federal, state and local laws and regulations governing environmental protection. Over the last several years, state and federal environmental laws and regulations have become more stringent and may continue to become more stringent in the future. These laws and regulations may affect Gulfport's operations and costs as a result of their affect on oil and gas development, exploration, and production operations. It is not anticipated that Gulfport will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, Gulfport is unable to predict the ultimate cost of compliance.

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

        Employees

        At December 31, 1999, the Company had eight employees. A Louisiana well servicing company serves as contract operator of the fields and provides all necessary field personnel.



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

        On October 1, 1999, Plymouth Resources Group, 1998 LLC filed a complaint in the Western District of Louisiana alleging breach of contract regarding rework operations at West Cote Blanch Bay. Plymouth has challenged the Company's right to conduct rework operations in late 1998 and 1999. Plymouth has requested damages in excess of $100,000, specific performance and an accounting. The Company does not believe that it breached any contract with Plymouth and is vigorously defending this lawsuit. Management does not expect this litigation to have a material impact on the financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

        On October 18, 1999, an Information Statement was provided to holders of Common Stock of the Company in connection with the election of five directors and the approval of an amendment to the Company's Certificate of Incorporation. On September 8, 1999, in accordance with Section 228 of the General Corporation Laws of the State of Delaware, the Company received written consent of stockholders holding over 50% of the outstanding and issued stock approving both matters.

        Election of Directors. On July 27, 1999, the Board of Directors nominated five persons to serve on the Board of the Company. On September 8, 1999, the holders of a majority of the outstanding shares of the Company's Common Stock executed a written consent electing the five nominated persons as directors of the Company. Each director will serve until the next annual meeting or until he is succeeded by another qualified director who has been elected.

        Amendment to Certificate of Incorporation. On June 30, 1999, the Board of the Company approved, declared it advisable and in the best interest of the Company and voted to recommend to the stockholders that the number of authorized shares of Common Stock be decreased from 250,000,000 to 15,000,000. On September 8, 1999 the holders of a majority of the outstanding shares of the Company's Common Stock executed a written consent approving the amendment.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol GPOR. The following table sets forth the high and low sales prices for the Common Stock in each quarter commencing with the Effective Date:

YEAR ENDED DECEMBER 31, 1999                       LOW     HIGH
----------------------------                       -----   -----

        First Quarter                              $1.50*  $2.50*
        Second Quarter                             $1.50*  $2.50*
        Third Quarter                              $0.875  $2.437
        Fourth Quarter                             $1.875  $2.625

*In March 1999, the Company effected a 50 to 1 Reverse Stock Split. The stock prices shown for the first and second quarter of 1999 reflect the post-stock split prices.

        Prior to February 29, 1996, WRT's common stock was quoted on the NASDAQ National Market under the symbol "WRTE". During the period January 1, 1996 through February 29, 1996, the high and low sale prices reported on the NASDAQ National Market were $1.19 and $0.25, respectively. Effective February 29, 1996, WRT's common stock was delisted from the NASDAQ National Market.

        Holders of Record

        At the close of business on February 1, 2000 there were 10,145,400 shares of Common Stock outstanding held by 120 shareholders of record.

        Dividend Policy

        The Company has never paid dividends on the Common Stock. The Company currently intends to retain all earnings to fund its operations. Therefore, the Company does not intend to pay any cash dividends on the Common Stock in the foreseeable future.

Item 6.   Selected Financial Data

        The following selected financial data as of and for the years ended December 31, 1999 and 1998, and as of and for the five months 21 days ended December 31, 1997, for the Company and for the six months and 10 days ended July 10, 1997, for the Predecessor Company are derived from the consolidated financial statements of the Company included elsewhere in the Annual Report. The selected financial data at December 31, 1996 and 1995 and for the years then ended have been derived from historical consolidated financial statements of WRT. The financial data set forth below should be read in conjuntion with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report.


                               Reorganized Company                 Predecessor Company
                               -------------------           ----------------------------------
                                              July 11,       Six Months
                                              1997 to         10 Days
                                             December 31,     July 10,   Year Ended December 31,
                                                                        -----------------------
                         1999       1998        1997          1997        1996         1995
                         ----       ----        ----          ----        ----         ----

(in thousands,
 except per
 share amounts)

Statement of
Operation Data
Oil and gas sales       $10,018   $ 8,298     $ 9,456        $10,138     $24,019    $ 24,655
                        -----------------     -------        -------     -------    --------

Operating expenses        9,978    66,415(1)   11,478         11,002      40,855     139,497(2)
                        -----------------     -------        -------     -------    --------
Net income (loss) from
   operations                40   (58,117)     (2,022)          (864)    (16,836)   (114,842)
                        ------------------    -------        -------   ---------    --------
Interest expense            934     1,534         727          1,106       5,562      13,759
Proceeds from             1,342         -           -              -           -           -
litigation trust
Reorganization costs          -         -           -          7,771       7,345           -
Net income (loss)
before
   income taxes and
   extraordinary item       641   (59,105)     (1,713)        (9,615)    (29,387)   (128,175)
Extraordinary item            -         -           -         88,723           -           -
Net income (loss)
   before dividends on
   preferred stock          641   (59,105)     (1,713)        79,108     (29,387)   (128,175)
Dividends on
   preferred stock            -         -           -         (1,510)     (2,846)     (2,846)
Net income (loss)
   available to common
   stock                    641    (59,105)    (1,713)        77,598     (32,233)   (131,021)
Earnings (loss) per
   common and common
   equivalent share        0.13     (72.34)     (3.88)           N/A         N/A         N/A
Average common and
   common equivalent
   shares outstanding     5,120        817        442          9,539       9,539       9,466
Capital expenditures     $7,147     $  991     $5,644         $2,562      $4,823    $116,730



                              Reorganized Company           Predecessor Company
                        ------------------------------   -----------------------
                                            July 11,
                                            1997 to
                                           December 31,  Year Ended December 31,
                                                         -----------------------
                         1999       1998        1997      1996            1995
                         ----       ----        ----      ----            ----


Balance Sheet Data (in
thousands)

Working capital
   (deficit)           $(1,352)   $(3,204)     $ (719)  $(148,932)  $  (131,601)
Property, plant and
   equipment, net       23,469     19,990      81,501      56,899        63,913
Total assets            33,484     27,568      92,346      68,076        79,247

Total long-term debt       179        381      13,528           -             -

Shareholders' equity    24,114     18,503      70,280     (60,551)      (61,869)
(deficit)




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

        On the Effective Date, the Company entered into a new $15,000,000 Credit Agreement (the "ING Credit Agreement") with ING (U.S.) Capital Corporation (successor to INCC) ("ING") that was secured by substantially all of the Company's assets. Initial loan fees of $188,000 were paid on or prior to the Effective Date, an additional loan fee of $100,000 was made on December 31, 1997 and a loan fee of $100,000 was due on or before December 31, 1998. The loan was scheduled to mature on July 11, 1999, with interest to be paid quarterly and with three interim principal payments of $1,000,000 each to be made in September 1998, December 1998, and March 1999. This loan bears interest at the option of the Company at either (i) LIBOR plus 3% or (ii) ING's fluctuating "reference rate" plus $1.25%. This loan is collateralized by substantially all of the Company's assets. At December 31, 1999, this rate was 9.75%.

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

        On July 10, 1999, the Company and ING entered into the Second Amendment to the Credit Agreement. Under the Second Amendment, the maturity date of the loan was extended to June 30, 2000 with interim payment of $1,000,000 due by September 30, 1999 and with $379,000 due on March 31, 2000. The $100,000
December 31, 1998 payment was extended until December 31, 1999 and the $250,000 amendment fee was extended to June 30, 2000 provided that such amendment fee would be waived if the loan was paid in full by June 30, 2000. Additionally, ING surrendered the 2.5% warrants that were granted on August 10, 1998 and November 20, 1998. ING waived all events of default occurring as a result of missed payments prior to the Second Amendment. If cash flow is not sufficient to pay the balance at June 30, 2000, the Company will seek alternate forms of financing including, but not limited to, the sale of assets, mezzanine financing and/or the sale of securities.

        Accounting Change

        Before July 11, 1997, the Company used the successful efforts method for reporting oil and gas operations. Commencing on the Effective Date, the Company converted to the full cost pool method of accounting for its oil and gas operations to be in conformity with the method used by DLB, its principal shareholder.

        Due to the restating of property values to comply with fresh start accounting and the conversion from the successful efforts method to the full cost pool method for reporting oil and gas operations on the Effective Date, comparison of depreciation, depletion, and amortization expense for the years ended December 31, 1999, 1998 and 1997, with prior years will not be meaningful.

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

                                             Year Ended December 31,
                                       ---------------------------------

Production Volumes:                    1999           1998          1997

Oil (MBBLS)                            576            441           566
Gas (MMCF)                             0.107          0.421         2.818
Oil Equivalents (MBOE)                 594            512           1,036

Average Prices:
Oil (per BBL)                         $16.86         $15.48        $20.93
Gas (per MCF)                         $ 2.83         $ 2.30        $ 2.86
Oil Equivalents (per MBOE)            $16.86         $15.18        $19.20
Average Production Costs (per BOE)    $ 6.18         $14.01        $ 9.05
Average Production Taxes (per BOE)    $ 1.64         $ 1.49        $ 1.48


        In May 1999, the Company hedged 1,000 BOPD at a fixed price of $14.75 per barrel (f.o.b. WCBB) for the period beginning with June 1, 1999 and ending November 30, 1999. This hedge was based on an average Merc price of $16.35 a barrel. The difference between the $14.75 per barrel and the $16.35 per barrel is the $1.00 WTI adjustment for the region and transportation and marketing fees.


        Comparison of Years Ended December 31, 1999 and 1998

        The Company reported net income attributable to common stock of $641,000 for the year ended December 31, 1999, as compared with a net (loss) attributable to common stock of $(59,105,000) for the year ended December 31, 1998. The major change in earnings attributable to common stock of $59,746,000 was due primarily to the following factors: (1) the write-down of oil and gas properties in 1998 totaling $50,131,000, (2) the recognition in 1999 of $1,342,000 in revenues from the litigation trust, (3) the increased oil production as a result of development efforts in 1999, (4) reduction of operating expenses in 1999, (5) reduction of general and administrative expenses in 1999, and (6) increase in average oil and gas prices in 1999.

        Impairment of Oil and Gas Properties. At each year end the Company commissions a reserve report that estimates proved reserves and future revenue of the Company's properties. The price of oil and gas, finding costs and operating costs are used to determine future revenue. When changes occur such as a drop in product prices that indicate the value carried on the balance sheet cannot be recovered by future net cash flow, an impairment in oil and gas properties must be recorded. During 1998, the Company incurred an impairment of oil and gas properties of $50,130,000. The value of oil and gas properties was impaired due primarily to the reduction in the present value of anticipated future cash flows which occurred as a result of a 36% decrease in the BOE prices from $17.91 used in the January 1, 1998 reserve report to $11.43 used in the January 1, 1999 reserve report. The reserve report dated January 1, 2000 used a BOE price of $25.56 resulting in the present value of anticipated future cash flows of $145,355,000.

        Recognition of Income from the Litigation Trust. During 1999, the Company received $1,342,000 in proceeds from the Litigation Trust.

        Oil and Gas Revenues. During 1999, the Company reported oil and gas revenues of $10,018,000, a 20% increase from revenues of $8,298,000 in 1998. The increase in revenues is attributable to a 82,000 increase in BOE production in 1999 over 1998 and an increase in prices in 1999 over 1998 of $1.68 per BOE. This overall increase in revenues is despite the $665,000 million decrease in gas revenues attributable to a .314 MMCF decrease in gas sales. The decrease in gas sales is the result of the sale in April 1998 of the Bayou Pigeon, Bayou Penchant, Lac Blanc, Golden Meadow and Deer Island Fields, which produced significant amounts of natural gas.

        Operating Expenses. Lease operating expenses have decreased by $4,113,000 or 52% from $7,782,000 in 1998 to $3,669,000 in 1999. This decrease was due in part to the reduction of field related services performed by third party contractors. The Company has lowered its operating expenses by reducing facility costs through capital expenditures performed to enhance the saltwater disposal facility, acidizing and repairing the saltwater wells, repairing the compressors and a reduction in gas lift costs. This decrease was also due in part to the sale effective April 1, 1998 of oil and gas properties located in Bayou Pigeon, Bayou Penchant, Deer Island, Lac Blanc and Golden Meadow. The decrease was also due in part to a streamlining and cost savings steps taken to reduce operating costs at the Company's remaining properties.

        General and Administrative Expenses. General and administrative expenses decreased by $1,182,000 or 41% from $2,849,000 in 1998 to $1,667,000 in 1999.
This decrease was due primarily to the Company's efforts to reduce personnel and overall general and administrative costs.

        Interest Expense. Interest expense decreased by $600,000 or 39% from $1,534,000 in 1998 to $934,000 in 1999. This decrease was due in part to interest bearing debt reduced by $1.9 million, offset in part by the accrual of $300,000 in interest on certain vendor debt.

        Other changes in income for the year ended December 31, 1999 as compared to the year ended December 31, 1998 were attributable to the following factors:

        Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $3,615,000 in 1999 consisting of $3,410,000 in depletion on oil and gas properties and $205,000 in depreciation of other property and equipment. This is a 19% decrease when compared to 1998 depreciation, depletion and amortization expense of $4,325,000. This decrease is due primarily to the sale of $8.8 million of property in 1998.

        Provision for Doubtful Accounts. The bad debts expense decreased from $244,000 in 1998 to $56,000 in 1999.

        Abandonment of Long-Lived Assets. During 1998, the Company abandoned outdated computer software costs in the amount of $271,000.


        Comparison of Years Ended December 31, 1998 and 1997

        The Company reported net (loss) attributable to common stock of ($59,105,000) for the year ended December 31, 1998, as compared with net income attributable to common stock of $77,598,000 for the year ended December 31, 1997. The major change in earnings attributable to common stock of $136,703,000 was due primarily to the following factors: (1) write-down of oil and gas properties totaling $50,131,000, (2) the decrease in oil and gas revenues, (3) the sale of oil and gas properties resulting in an additional decrease in production and (4) the gain on discharge of debt in the amount of $88,723,000 which dramatically affected 1997 earnings.

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

        Production Costs. Production costs decreased $1,604,000, or 17% to $7,782,000 in 1998 from $9,386,000 in 1997. Production costs per BOE increased 49% from $9.41 per BOE in 1997 to $14,01 per BOE in 1998. Overall costs decreased in part because of decreases in lease operating expenses and the sale of various producing properties.

        However, the production costs per BOE rose in 1998 because of the sale of various producing properties which decreased the number of BOE to carry production costs and the added expenditure of plugging 40 wells at WCBB.

        General and Administrative Expense. General and administrative expenses decreased by 22% from $3,642,000 in 1997 to $2,849,000 in 1998. The decrease is due primarily to a reduction in contract services incurred in connection with implementing the plan of reorganization in 1997. In addition, during 1998 management reduced its work force and implemented other cost savings. During 1997, the Company capitalized $417,000 in general and administrative expenses. Considering the total G&A incurred for 1997, the expenses were reduced by 30%.

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

        Interest Expense. Interest expense decreased $299,000, from $1,833,000 for 1997 to $1,534,000 for 1998.

        Other changes in income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 were attributable to the following factors:

        Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $4,324,000 in 1998 consisting of $4,136,000 in depletion on oil and gas properties and $189,000 in depreciation of other property and equipment. Due to the restating of property values to comply with fresh start accounting and the conversion from the successful efforts method to the full cost pool method for reporting oil and gas operations on the Effective Date, comparisons of 1997 depreciation, depletion and amortization expense with prior years will not be meaningful.

        Provision  for  Doubtful  Accounts.    The  bad  debts  expense  account
increased  $173,000 from $71,000 in 1997 to $244,000 in 1998.

        Restructuring Charges and Reorganization Costs. During 1997, the Company incurred $7,771,000 in reorganization costs, consisting of $3,000,000 contributed to the Litigation Entity as called for in the Plan of Reorganization, $1,515,000 reimbursed to DLB for restructuring costs it incurred on the Company's behalf.

        Abandonment of Long-Lived Assets. During 1998, the Company abandoned outdated computer software costs in the amount of $271,000.

        Liquidity and Capital Resources

Operating Activities

        Net cash  flow  provided  by  operating  activities  for the year  ended
December 31, 1999 was $6.4 million, as compared to net cash flow used by operating activities of $3.9 million for the comparable period in 1998. This increase is due primarily to the following factors: (1) increased oil production from the West Cote Blanche Bay field; (2) increased oil prices; (3) a significant reduction in lease operating expenses; and (4) a significant reduction in general and administrative expenses.

        The Company's strategy is to continue to increase cash flows generated by these properties by undertaking new drilling, workover, sidetrack and recompletion projects in the fields to exploit its extensive reserves. The Company has upgraded its infrastructure by enhancing its existing facilities to increase operating efficiencies, increase volume capacities and lower lease operating expenses. Additionally, the Company has undertaken the reprocessing of its 3D seismic data in its principal property, West Cote Blanche Bay. The reprocessed data will enable the Company's geophysicists to generate new prospects and enhance existing prospects in the intermediate zones in the field thus creating a portfolio of new drilling opportunities in the most prolific depths of the field.

Capital Requirements and Resources

        The primary capital commitment faced by the Company in the short term is the payments due under the ING Credit Facility.

        At December 31, 1999, the outstanding principal balance under the ING Credit Agreement was $2,879,000. Pursuant to the terms of the ING Credit Agreement, the Company may elect to be charged at either (I) LIBOR plus 3% or
(ii) ING's fluctuating "reference rate" plus 1.25%. A principal payment of $379,000 is due March 31, 2000 with the remaining principal balance due at maturity on June 30, 2000. An Amendment Fee of $250,000 is due at June 30, 1999 if the loan has not been paid off by that date. The Company has budgeted to pay the March principal payment and hopes to pay the June 30, 2000 installment out of cash flow. If cash flow is not sufficient to pay the June 30, 2000 installment, the Company will seek alternate forms of financing including but not limited to the sale of non-core assets, mezzanine financing and/or the sale of securities.

        In the Company's January 1, 2000 reserve report, 95% of the Company's net reserves were categorized as proved non-developed non-producing. The proved reserves of the Company will generally decline as reserves are depleted, except to the extent that the Company conducts successful exploration or development activities or acquires properties containing proved developed reserves, or both. To realize reserves and increase production, the Company must commence exploratory drilling, undertake other replacement activities or utilize third parties to accomplish those activities. In the year 2000 the Company expects to undertake a shallow to intermediate drilling program. The Company has identified four to five wells from depths approximately 3,000' to 9,000' that it hopes to drill in spring 2000. It is anticipated that these reserve development projects will be funded either through the use of cash flow from operations when available or by accessing the capital markets. The cash flow generated from these new projects will be reinvested in the field to complete more capital projects.

        In 1999, the Company invested $7,147,000 in property and equipment and other long-term assets as compared to $1,330,000 during the comparable period in 1998.

        Net cash provided in financing activities for 1999 was $2.9 million as compared to a use of $3.2 million funds during 1998. The 1998 net cash flows from financing occurred as a result of the $3,200,000 from the Stockholder

Credit Facility and the net proceeds from the 1999 Regulation D Offering. The 1999 Regulation D Offering after expenses yielded $5,016,000 to the Company. Affiliated Stockholders subscribed for 4,040,011 shares in the 1999 Regulation D Offering through the forgiveness of $3.0 million in debt, thus netting $2.0 million to the Company for the net cash proceeds from the 1999 Regulation D Offering. In 1998, the Company received net funds of $7,363,000 for the Rights
Offering. Affiliated Stockholders exercised 1,200,000 shares of stock through the forgiveness of $3.0 million in debt, thus netting $4.3 million to the Company for the net cash proceeds from the 1998 Rights Offering. In addition to repaying the Affiliated Stockholders through forgiveness of debt, the Company made principal payments of $10.5 million in long-term debt.

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

        The Trust settled the action against TriDeck in the second quarter of 1999. In June 1999, the Company received proceeds of $1,267,000 from the Trust as its pro rata entitlement of the settlement funds. Since the Company had no basis in the Litigation Trust, the Company recognized the entire proceeds of $1,267,000 as income in the month in which it was received. In addition, the Company received additional proceeds of $75,000 from the Trust during the three months ended September 30, 1999 as additional proceeds from this settlement.

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

  Other Litigation

        The Company has been named as a defendant in various other litigation matters. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations for the periods presented in the financial statements.

        Year 2000 Compliance

        The Company made all necessary investments in software systems and applications to ensure it was Year 2000 compliant. The Company did not experience any difficulties related to the Year 2000 rollover. Any cost associated with the process of becoming Year 2000 compliant was not material.

Item 8.  Financial Statements and Supplementary Data



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

              CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997



Independent Auditors' Reports                                              F-2
Balance Sheets, December 31, 1999 and 1998                                 F-4
Statements of Operations, The Years Ended December 31, 1999
  and 1998, and Periods July 11, 1997 to December 31, 1997,
  and January 1, 1997 to July 10, 1997,                                    F-5
Statements of Shareholders' Equity, The Years Ended December
  31, 1999 and 1998                                                        F-6
Statements of Cash Flows, The Years Ended December 31, 1999
  and 1998, and the Periods July 11, 1997 to December 31, 1997
  and January 1, 1997 to July 10, 1997                                     F-7
Notes to Financial Statements                                              F-9


All financial statement schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT
                 PRE-EMERGENCE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and
Shareholders of Gulfport Energy Corporation:

     We have audited the accompanying statements of operations, shareholders' equity, and cash flows for the period from January 1, 1997 to July 10, 1997 of Gulfport Energy Corporation (formerly WRT Energy Corporation a Texas corporation) (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Gulfport Energy Corporation and its cash flows for the period from January 1, 1997 to July 10, 1997, in conformity with generally accepted accounting principles.

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








Oklahoma City, OK
March 28, 2000

                          INDEPENDENT AUDITORS' REPORT
                       POST-EMERGENCE FINANCIAL STATEMENTS


The Board of Directors and
Shareholders of Gulfport Energy Corporation:

     We have audited the accompanying balance sheets of Gulfport Energy Corporation (a Delaware corporation) (formerly WRT Energy Corporation) (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and for the period from July 11, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulfport Energy Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from July 11, 1997 to December 31, 1997, in conformity with generally accepted accounting principles.




                                HOGAN & SLOVACEK





Oklahoma City, OK
March 28, 2000

                           GULFPORT ENERGY CORPORATION
                                 BALANCE SHEETS

                                                          December 31,
                                              ----------------------------------
                                                     1999              1998
                                              ----------------  ----------------

                                     ASSETS

Current assets:
    Cash and cash equivalents                   $  5,664,000      $  2,778,000
    Cash, restricted                                       -           936,000
    Accounts receivable, net of allowance
      for doubtful accounts of $244,000 and
      $4,607,000 for 1999 and 1998, respectively   2,055,000         1,656,000
    Prepaid expenses and other                       120,000           110,000
                                                ------------      ------------
      Total current assets                         7,839,000         5,480,000
                                                ------------      ------------

Property and equipment:
    Oil and natural gas properties                84,135,000        77,042,000
    Other property and equipment                   1,866,000         1,867,000
    Accumulated depletion, depreciation,
      amortization and impairment reserve        (62,532,000)      (58,919,000)
                                                ------------      ------------
    Property and equipment, net                   23,469,000        19,990,000
                                                ------------      ------------

Other assets                                       2,176,000         2,098,000
                                                ------------      ------------

                                                $ 33,484,000      $ 27,568,000
                                                ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities     $ 6,296,000      $  3,890,000
    Current maturities of long-term debt           2,895,000         4,794,000
                                                 -----------      ------------
      Total current liabilities                    9,191,000         8,684,000

Long-term debt                                       179,000           381,000
                                                 -----------      ------------

    Total liabilities                              9,370,000         9,065,000
                                                 -----------      ------------

Commitments and contingencies                              -                 -

Shareholders' equity:
    Preferred stock - $.01 par value, 1,000,000
      authorized, none issued                              -                 -
    Common stock - $.01 par value, 15,000,000
      authorized, 10,145,400 and 3,445,400
      issued and outstanding at December 31,
      1999 and 1998, respectively                    101,000            34,000
    Paid-in capital                               84,190,000        79,287,000
    Accumulated deficit                          (60,177,000)      (60,818,000)
                                                ------------      ------------
      Total shareholders' equity                  24,114,000        18,503,000
                                                ------------      ------------

                                                $ 33,484,000      $ 27,568,000
                                                 ===========      ============

                 See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                     Predecessor
                             Reorganized Company                       Company
                      ------------------------------------------  --------------
                                                       July 11,      January 1,
                                                       through        through
                         Year ended December 31,     December 31,     July 10,
                      -----------------------------
                          1999           1998            1997           1997
                      -------------- --------------  ------------   ------------

REVENUES:
   Gas sales             $  303,000     $1,346,000    $3,344,000     $4,706,000
   Oil and condensate
     sales                9,715,000      6,952,000     6,412,000      5,432,000
   Other income, net        193,000        546,000       736,000        126,000
                       -------------- -------------- ------------  -------------
                         10,211,000      8,844,000    10,492,000     10,264,000
                       -------------- -------------- ------------  -------------

COSTS AND EXPENSES:
   Operating expenses
     including
     production taxes     4,640,000      8,596,000     5,397,000      5,514,000
   Impairment of oil
     and gas properties           -     50,130,000             -              -
   Depletion,
     depreciation
     and amortization     3,615,000      4,325,000     4,542,000      3,314,000
   General and
     administrative       1,667,000      2,849,000     1,539,000      2,103,000
   Interest                 934,000      1,534,000       727,000      1,106,000
   Provision for
     doubtful accounts       56,000        244,000             -         71,000
   Impairment of long-
     lived assets                 -        271,000             -              -
                      -------------- --------------  ------------  -------------

                         10,912,000     67,949,000    12,205,000     12,108,000
                      -------------- --------------  ------------  -------------

LOSS FROM OPERATIONS
  BEFORE OTHER INCOME
  (EXPENSE) AND INCOME
  TAXES                    (701,000)   (59,105,000)   (1,713,000)    (1,844,000)
                      -------------- --------------  ------------  -------------

OTHER INCOME (EXPENSE)
   Proceeds from
     Litigation Trust     1,342,000              -             -              -
   Reorganization
     expenses                     -              -             -     (7,771,000)
                      -------------- --------------  ------------  -------------

                          1,342,000              -             -     (7,771,000)
                      -------------- --------------  ------------  -------------

INCOME (LOSS) BEFORE
  INCOME TAXES              641,000    (59,105,000)   (1,713,000)    (9,615,000)
                      -------------- --------------  ------------  -------------

INCOME TAX EXPENSE
  (BENEFIT):
    Current                 255,000              -             -              -
    Deferred               (255,000)             -             -              -
                      -------------- --------------  ------------  -------------

                                  -              -             -              -
                      -------------- --------------  ------------  -------------

INCOME (LOSS) BEFORE
     EXTRAORDINARY
     ITEM-                  641,000    (59,105,000)   (1,713,000)    (9,615,000)

EXTRAORDINARY GAIN                -              -             -     88,723,000
                      -------------- --------------  ------------  -------------

NET INCOME (LOSS)           641,000    (59,105,000)   (1,713,000)    79,108,000

Preferred stock
  dividends, net                  -             -              -     (1,510,000)
                      -------------- --------------  ------------  -------------

NET INCOME (LOSS)
  APPLICABLE TO
    COMMON STOCK          $ 641,000  $(59,105,000)   $(1,713,000)   $77,598,000
                      ============== ==============  ============  =============

PER SHARE EARNINGS
  (LOSS) OF COMMON
    STOCK AMOUNTS           $  0.13      $ (72.35)       $ (3.88)          N/A
                      ============== ==============  ============  =============

AVERAGE COMMON AND
  COMMON
  EQUIVALENT SHARES
  OUTSTANDING             5,120,255       816,986        441,526      9,539,000
                      ============== ==============  ============  =============

                 See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                               Common                 Additional
                           Preferred            Stock                   Paid-In     Accumulated    Treasury
                                       --------------------------
                             Stock        Shares       Amount           Capital       Deficit        Stock
-------------------------------------------------------------------------------------------------------------

Balance,
     December 31, 1997      $   -        441,720    $  221,000       $71,772,000   $(1,713,000)        -

     Stock Rights
       offering                 -      3,003,680     1,502,000         5,826,000             -         -

     Net loss                   -              -             -                 -   (59,105,000)        -
                           ---------------------------------------------------------------------------------

Balance,
     December 31, 1998     $    -      3,445,400    $1,723,000       $77,598,000  $(60,818,000)        -

     Change in par value
       of common stock          -              -    (1,689,000)        1,689,000             -         -
                           ---------------------------------------------------------------------------------

Balance as restated,
     December 31, 1998          -      3,445,400        34,000        79,287,000   (60,818,000)        -

     Regulation D
       offering                 -      6,700,000        67,000         4,903,000             -         -

     Net income                 -              -             -                 -       641,000         -
                           --------------------------------------------------------------------------------

Balance,
     December 31, 1999     $    -     10,145,400      $101,000       $84,190,000  $(60,177,000)     $  -
                           ================================================================================


                 See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                    Predecessor
                                                     Reorganized Company              Company
                                      -------------------------------------------- --------------
                                                                        July 11,     January 1,
                                                                        through       through
                                           Year ended December 31,     December 31,   July 10,
                                      -------------------------------
                                            1999            1998          1997          1997
----------------------------------    ---------------  --------------  ------------  -------------
Cash flows from operating activities:
   Net income (loss)                       $ 641,000    $(59,105,000)   $(1,713,000)   $79,476,000
   Adjustments to reconcile net
     income (loss) to net cash
     provided by (used in)
     operating activities:
     Extraordinary item -
       Gain on debt discharge                      -               -              -    (88,723,000)
     Impairment of oil and gas
       properties                                  -      50,130,000              -              -
     Depletion, depreciation and
       amortization                        3,615,000       4,519,000      4,633,000      3,314,000
     Provision for doubtful accounts
       receivable                             56,000         244,000              -         71,000
     Gain on sale of equipment                     -               -       (587,000)             -
     Impairment of long-lived assets               -         271,000              -              -
     Amortization of debt issuance
       costs                                 108,000               -              -              -
   Changes in operating assets and
     liabilities:
     (Increase) decrease in accounts
       receivable                           (455,000)      2,464,000     (1,077,000)       307,000
     (Increase) decrease in prepaid
       expenses                              (10,000)         82,000       (117,000)      (331,000)
     Increase (decrease) in accounts
       payable and accrued liabilities     2,406,000      (2,456,000)       556,000        301,000
                                      ---------------  --------------   ------------   ------------
       Net cash provided by (used in)
          operating activities             6,361,000      (3,851,000)     1,695,000     (5,585,000)
                                      ---------------  --------------   ------------   ------------

Cash flows from investing activities:
   Additions to cash held in escrow          (92,000)       (280,000)      (133,000)       (22,000)
   Capital expenditures                   (7,147,000)     (1,330,000)    (5,644,000)    (2,562,000)
   Proceeds from sale of oil and gas
     properties                               47,000       8,966,000         35,000              -
   Proceeds from sale of equipment             5,000          49,000      2,081,000              -
   Increase (decrease) in other assets       (94,000)        114,000        138,000              -
                                       ---------------  -------------   ------------   ------------
       Net cash provided by (used in)
         investing activities             (7,281,000)      7,519,000     (3,523,000)    (2,584,000)
                                       ---------------  -------------   ------------   ------------

Cash flows from financing activities:
   Proceeds from sales of common stock     4,971,000       7,328,000              -              -
   Proceeds from borrowings                3,210,000          35,000              -     15,000,000
   Payment of pre-petition liabilities
     and administrative claims                     -               -              -     (8,105,000)
   Proceeds from issuance of warrants              -               -              -     13,300,000
   Principle payments on borrowing        (5,311,000)    (10,580,000)       (20,000)   (15,014,000)
   Payment of loan origination fees                -               -       (200,000)             -
                                       ---------------  -------------   ------------   ------------
       Net cash provided by (used in)
         financing activities              2,870,000      (3,217,000)      (220,000)     5,181,000
                                       ---------------  -------------   ------------   ------------

Net increase (decrease) in cash and
  cash equivalents                         1,950,000         451,000     (2,048,000)    (2,988,000)
Cash and cash equivalents -
  beginning of period                      3,714,000       3,263,000      5,311,000      5,679,000
                                       ---------------  -------------   ------------   ------------

Cash and cash equivalents -
  end of period                          $ 5,664,000      $3,714,000     $3,263,000     $2,691,000
                                       ===============  =============   ============   ============

                 See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                    Predecessor
                                                     Reorganized Company              Company
                                      -------------------------------------------- --------------
                                                                        July 11,     January 1,
                                                                        through       through
                                           Year ended December 31,     December 31,   July 10,
                                      -------------------------------
                                            1999            1998          1997          1997
----------------------------------    ---------------  --------------  ------------  -------------

Supplemental Disclosures of Cash
   Flow Information:
     Interest paid                        $ 476,000       $1,334,000     $ 505,000    $    28,000

Supplemental Information of Non-Cash
   Investing and Financing Activities:
     Accrued dividends on preferred
       stock                              $       -       $        -     $       -    $(1,510,000)




                See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1999,1998 AND 1997


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

    Gulfport Energy Corporation (the "Company"), formerly known as WRT Energy Corporation ("WRT"), is a domestic independent energy company engaged in the production of oil and natural gas. On July 11, 1997 (the "Effective Date"), the Company's subsidiaries were merged into the Company. On the Effective Date of the reorganization, the state of incorporation of the Company was changed from the State of Texas to the State of Delaware. Prior to July 11, 1997, the financial statements represented the consolidated financial statements of the Company and its subsidiaries.

    The Company filed a voluntary petition with the Bankruptcy Court for the Western District of Louisiana (the "Bankruptcy Court") for protection under
Chapter 11 of the Bankruptcy Code. On May 2, 1997, the Bankruptcy Court confirmed an Amended Plan of Reorganization (the "Plan") for the Company and on the Effective Date an order of substantial consummation regarding the Plan became final and nonappealable. On the Effective Date, the Debtor was merged with and into a newly formed Delaware corporation named "WRT Energy Corporation" which on March 30, 1998, underwent a name change to "Gulfport Energy Corporation". Effective July 11, 1997, the Company implemented fresh start reporting, as defined by the Accounting Standards Division of the American Institute of Certified Public Accountants Statement of Position Number 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). See prior 10K filings for more information regarding these events.

Cash and Cash Equivalents

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

Oil and Natural Gas Properties

    The Company uses the Full Cost method of accounting for oil and gas operations. Accordingly, all costs, including nonproductive costs and certain general and administrative costs associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Net capitalized costs are limited to the estimated future net revenues, after income taxes, discounted at 10% per year, from proven oil and natural gas reserves and the cost of the properties not subject to amortization. Such capitalized costs, including the estimated future development costs and site remediation costs, if any, are depleted by an equivalent units-of-production method, converting natural gas to barrels at the ratio of six MCF of natural gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves.

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

                           GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 1999, 1998 AND 1997


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

Revenue Recognition

    Natural gas revenues are recorded in the month produced using the entitlement method, whereby any production volumes received in excess of the Company's ownership percentage in the property are recorded as a liability. If less than the Company's entitlement is received, the underproduction is recorded as a receivable. There is no such liability or asset recorded at December 31, 1999. Oil revenues are recognized in the month produced.

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

2.      PROVISION FOR ALLOWANCE FOR DOUBTFUL ACCOUNTS

    A summary of the activity in the allowance for doubtful accounts is as follows:

                                            1999                   1998
                                     -------------------    -------------------
Balance, beginning of the year        $       4,607,000      $       4,696,000
Provision for bad debts                          56,000                244,000
Bad debts written off                        (4,419,000)              (333,000)
                                     -------------------    -------------------

Balance, end of the year              $         244,000      $       4,607,000
                                      ==================    ===================

    During the years ended December 31, 1999 and 1998, and during the period ended July 10, 1997, the Company charged $56,000, $244,000, and $71,000, respectively, to bad debt expense.

The 1999 bad debts expense related to receivables on properties no longer owned by the Company.

                           GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 1999, 1998 AND 1997


3.      PROPERTY AND EQUIPMENT

    The major categories of property and equipment and related accumulated depreciation, depletion and amortization as of December 31 are as follows:

                                              1999                   1998
                                      -------------------    -------------------
Oil and gas properties                 $      84,135,000      $      77,042,000
Office furniture and fixtures                  1,389,000              1,390,000
Building                                         217,000                217,000
Land                                             260,000                260,000
                                      -------------------     ------------------

Total property and equipment                  86,001,000             78,909,000

Accumulated depreciation, depletion
   Amortization and impairment reserve       (62,532,000)           (58,919,000)
                                      -------------------     ------------------

Property and equipment, net            $      23,469,000      $      19,990,000
                                       ==================     ==================

    Included in oil and gas properties at December 31, 1999, are $413,000 in general and administrative costs incurred and capitalized to the full cost pool in 1999. General and administrative costs capitalized to the full cost pool are those incurred directly related to exploration and development activities such as geological costs and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. During 1998, no general and administrative costs were capitalized to the full cost pool.

    During 1998, the Company recorded a loss impairment on its oil and gas properties of $50,130,000. At December 31, 1999, due mainly to an increase in prevailing sales prices and to the write down of properties recorded during 1998, the 10% discounted future cash flow from oil and gas properties, as computed by the Company, well exceeded carrying value. Therefore, no loss impairment related to oil and gas properties was recorded during 1999.

    During 1998, $5,097,000 of undeveloped leasehold cost, previously not considered to be subject to amortization, was determined to be impaired and was included in the cost of oil and gas properties subject to amortization, and in the $50,130,000 impairment of oil and gas properties. At December 31, 1999, the Company had no oil and gas properties not subject to amortization.

    During December 1997, the Company sold substantially all of its field equipment for approximately $2,100,000 resulting in a net gain on the sale of $594,000. During 1998, the Company sold oil and gas properties totaling $8,800,000. The sale of these properties was treated as a reduction to the full cost pool. Additionally, during 1998, the Company abandoned $271,000 in software costs.

4.      OTHER ASSETS

    Other assets as of December 31 consist of the following:

                                                     1999             1998
                                                --------------  ----------------
       Plugging and abandonment escrow account
         on the WCBB properties                  $   1,610,000   $    1,453,000
       Prepaid loan fees, net of amortization           34,000          103,000
       CD's securing Letter of credit                  400,000          400,000
       Deposits                                        132,000          142,000
                                                 -------------    -------------

                                                 $   2,176,000   $    2,098,000
                                                 =============   ==============

                           GULFPORT ENERGY CORPORATION
                     NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 1999, 1998 AND 1997

5.      SETTLEMENT OF CLAIMS

    In accordance with the Plan, at the time of reorganization funds were placed in escrow to cover settlement of disputed priority, administrative and secured claims. During March, 2000, final settlement of certain priority claims totaling $116,000 occurred and funds remaining in escrow in excess of claims settled were remitted to the Company. The total of these funds remitted to the Company during March, 2000 approximated $197,000.

    In addition, the Company accrued certain claims which were to be paid out over a period of years. Those claims remaining to be paid at December 31, 1999, are included in the accompanying balance sheets as current liabilities and total $372,000. Claims remaining to be paid at December 31, 1998, are included in the accompanying balance sheets and total $372,000 with $186,000 classified as current liabilities and $186,000 classified as long-term liabilities. Subsequent to December 31, 1999, $116,000 of these claims was paid from funds held in escrow as described above.

6.      LONG-TERM DEBT

    As of December 31 a break down of long-term debt is as follows:

                                        1999                  1998
                                 -------------------    -----------------
           Credit facility       $        2,879,000      $     4,779,000
           Building loan                    195,000              210,000
           Priority tax claims                    -              186,000
                                 -------------------    -----------------
                                          3,074,000            5,175,000
           Less current portion           2,895,000            4,794,000
                                 -------------------    -----------------
                                 $          179,000     $        381,000
                                 ===================    =================

Credit Facility

    On the Effective Date, the Company entered into a $15,000,000 Credit Agreement (the "ING Credit Agreement") with ING (U.S.) Capital Corporation (successor to INCC) ("ING") that was secured by substantially all of the Company's assets. Two subsequent amendments have been made to the ING Credit Agreement. The second and latest amendment was dated July 10, 1999, and extends the maturity date to June 30, 2000. The loan bears interest at the option of the Company at either (1) London Interbank Offering Rate ("LIBOR") plus 3% or (2) ING's fluctuating "reference rate" plus 1.25%, and is to be paid quarterly. At December 31, 1999, this rate was 9.75%. Under this amendment a principal payment of $379,247 is to be made on or before March 31, 2000, and the remaining principal balance is to be paid on or before June 30, 2000. This loan is collateralized by substantially all of the Company's assets. In the event that the remaining principal is not repaid on or before June 30, 2000, the Company will be required to pay $250,000 in additional loan fees to ING.

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

                           GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 1999, 1998 AND 1997


    During 1998, the Company renegotiated this loan agreement with MC Bank & Trust Company. The Company borrowed an additional $35,000 for building improvements. The loan agreement calls for monthly principal and interest payments of $2,900 per month through March 2008. The loan bears interest at 9.5% per annum and is collateralized by the land and building. As of December 31, 1999, the Company owed $195,000 on the Lafayette building.

Long-Term Debt Maturities

    Following are the maturities of long-term debt for each of the next five years:

             2000                                     $2,895,000
             2001                                         18,000
             2002                                         20,000
             2003                                         22,000
             2004                                         24,000
             Thereafter                                   95,000
                                                     ------------

                                                      $3,074,000
                                                     ============

7.      PREFERRED STOCK

    All outstanding Preferred Stock issued by WRT was canceled effective July 11, 1997, and the former preferred shareholders were given Warrants to purchase the Company's Common Stock. Pursuant to the Plan, 221,000 warrants were issued with an exercise price of $10.00. The Warrants have been adjusted for subsequent changes in the capitalization of the Company. The Company has not issued any of its authorized Preferred Stock.

8.      COMMON STOCK OPTIONS, WARRANTS AND CHANGES IN CAPITALIZATION

Options

    On June 1, 1999, the Company's Chief Executive Officer and President were each granted stock options for the purchase of 2.5% of the outstanding shares of Common Stock at an exercise price of $2.00 per share. The options vest 35% on June 1, 2000, and 35% on June 1, 2001, with the remaining options vesting on June 1, 2002. The option agreements provide for pro-rata adjustments to options granted if the Company at any time increases the number of outstanding shares or otherwise alters its capitalization. Stock options previously granted to the President were surrendered to the Company upon his death in December, 1999.

    On September 15, 1999, all non-employee board members were each granted 10,000 options with an exercise price of $2.00. The options vest 33% on October 1, 1999, and 33% on October 1, 2000, with the remaining options vesting on October 1, 2001. These options granted to non-employee board members will be adjusted on a pro-rata basis to reflect any change in the capitalization of the Company.

    Pursuant to the Plan of Reorganization, the Company entered into a two-year employment agreement with Ray Landry beginning on July 11, 1997. As part of that employment agreement, Mr. Landry was granted 60,000 stock options with an exercise price of $3.50 a share. The employment agreement expired in July, 1999, and was not renewed by the Company. No expiration term for the options, however, was specified under the employment agreement.

Warrants

    Effective at the date of reorganization, all previously issued stock option plans of the Company were terminated and all outstanding options were canceled. On that date, a Warrant Agreement (the "Agreement"), authorizing the issuance of up to 1,104,000 warrants, went into effect as mandated under the Plan of Reorganization. A total of 221,000 new warrants, each for the purchase of one share of the Company Common Stock, were issued to the former shareholders of WRT, in accordance with the Agreement. These warrants are exercisable at $10.00 per warrant and expire on July 11, 2002.

                           GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 1999, 1998 AND 1997


    The Agreement contains several anti-dilutive provisions that provide for adjustments to the terms of the warrants in the event of any recapitalization by the Company. As a result of the Company's capitalization changes as described below, these 221,000 warrants issued can purchase .234 shares of Common Stock for each warrant outstanding at December 31, 1999.

Rights Offering

    On November 20, 1998, the Company completed a $7,500,000 Rights Offering. The Company distributed 4,000,000 nontransferable rights at an exercise price of $2.50 per right, after the effect of the reverse stock split, to the Company's existing shareholders. Each right entitled the holder thereof to subscribe to purchase one share of common stock at the exercise price. Each shareholder who exercised in full his basic subscription privilege was entitled to oversubscribe for additional rights. A total of 3,000,000 rights were exercised for $7,509,000. As of the date of the Rights Offering, Affiliated Shareholders were owed $4,600,000 by the Company. In the Rights Offering, the Affiliated Shareholders exercised 1,752,195 rights through the forgiveness of $4,380,000 of debt. The balance of $220,000 was repaid in cash prior to December 31, 1998.

Reverse Stock Split

    On March 5, 1999, the Board of Directors authorized a 50-to-1 reverse stock split, thereby decreasing the number of issued and outstanding shares to 3,445,400, and increasing the par value of each share to $.50. Subsequent to this reverse stock split, the par value was reduced to $.01.

Regulation D Private Placement Offering

    During September 1999, the Company conducted a private placement of stock (the "Regulation D Offering"). In accordance with the provisions of certain exemptions, the Regulation D Offering was made only to Accredited Investors as defined in Regulation D.

    The Company offered 6,700,000 shares of common stock at an exercise price of $.75 per share. Each shareholder exercising his basic subscription privilege in full was entitled to oversubscribe for additional shares. A total of 6,700,000 shares were subscribed, yielding $5,016,000, net of offering costs. As of the date of the Regulation D Offering, Affiliated Shareholders were owed $3,238,000 by the Company. In the Regulation D Offering, the Affiliated Shareholders acquired 4,040,011 common shares through the forgiveness of $3,030,000 of this debt, with the remaining balance of $208,000 paid in cash during October, 1999.

9.      INCOME TAXES

    A reconciliation of the statutory federal income tax amount to the recorded expense follows:

                                                 July 11, 1997   January 1, 1997
                                                    Through          Through
                                                   December 31,      July 10,
                        1999           1998           1997            1997
                   -------------  -------------  --------------  ---------------

Income (loss)
  before federal
  income taxes     $    641,000   $(59,105,000)  $  (1,713,000)  $   79,108,000
                  -------------   -------------  --------------  --------------
Expected income
  tax (benefit)
  at statutory
  rate                  255,000    (22,460,000)       (651,000)      30,061,000
Valuation allowance           -     22,460,000         651,000                -
Net operating loss
  carryforward
  utilized                    -              -               -      (30,061,000)
Other deferred tax
  assets utilized      (255,000)             -               -                -
                  -------------   -------------  --------------   -------------

Income tax
expense
recorded           $          -   $          -   $           -     $          -
                  =============   =============  ==============   =============

                           GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 1999, 1998 AND 1997


    The Company filed a short period tax return for the six months and ten days ended July 10, 1997. On that return, the Company utilized $30,061,000 of its deferred tax asset. Since the deferred tax asset was fully reserved by a valuation allowance at December 31, 1996, no income tax expense was recognized on the financial statements for the period ended July 10, 1997.

    The  tax  effects  of  temporary   differences   and  net   operating   loss
carryforwards, which give rise to deferred tax assets at December 31 are as follows:

                                         1999            1998
                                     -------------   -------------

Net operating loss carryforward      $ 18,572,000    $ 17,630,000
Oil and gas property basis
  difference                           23,089,000      23,089,000
Other                                   1,443,000       1,953,000
                                     -------------   -------------
Total deferred tax asset               43,104,000      42,672,000

Valuation allowance                   (43,104,000)    (42,672,000)
                                     -------------   -------------

Net deferred tax asset               $          -    $          -
                                     =============   =============

    The Company has an available tax net operating loss carry forward of approximately $70,000,000 as of December 31, 1999. This carryforward will begin to expire in the year 2013.

10.     EARNINGS (LOSS) PER SHARE

    Earnings (loss) per share for all periods were computed based on common stock equivalents outstanding on that date during the applicable periods. The difference between common stock outstanding and common stock and stock equivalents outstanding for the year ended December 31, 1999, was insignificant.

11.     RELATED PARTY TRANSACTIONS

    Subsequent to the Effective Date, substantially all of the Company's former unsecured creditors became shareholders. In the ordinary course of business, the Company still conducts business activities with a substantial number of these shareholders.

    DLB paid $1,515,000 in reorganization costs incurred on the Company's behalf, which was satisfied by the issuance of stock in connection with the Company's 1997 stock rights offering. These costs were included in reorganization cost incurred during the six months and 10 days ended July 10, 1997. In addition, DLB charged the Company $465,000 for management services provided to it during the period July 11, 1997 through December 31, 1997. During the period May 1, 1997 through July 10, 1997, DLB was the operator on the WCBB properties in which the Company had a 50% working interest at that time. Subsequent to that date, the WCBB properties were contributed to the Company for common stock, and the Company became the operator of these properties.

    DLB and Wexford Management LLC ("Wexford") were, along with the Company, co-proponents in the Plan of Reorganization. As of December 31, 1997, DLB and Wexford owned approximately 49% and 8%, respectively, of the Company's outstanding common stock. During April of 1998, DLB distributed all of its shares in the Company to its shareholders prior to DLB's acquisition by Chesapeake Energy Corporation. As a result of this distribution, Charles Davidson, Mike Liddell and Mark Liddell collectively received 37.5% of the Company's stock. As of December 31, 1999, Wexford and its affiliates owned approximately 17.7% of the Company's issued outstanding stock. Charles Davidson, Mike Liddell and Mark Liddell own collectively 54.22% of the Company's outstanding stock as of December 31, 1999.

                           GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 1999, 1998 AND 1997


Administrative Service Agreement

    Pursuant  to  the  terms  and  conditions  of  an  Administrative   Services
Agreement,  DLB  Oil & Gas,  Inc.  agreed  to  make  available  to  the  Company personnel, services, facilities, supplies, and equipment as the Company may need, including executive and managerial, accounting, auditing and tax, engineering, geological and geophysical, legal, land and administrative and clerical services. The initial term was one year beginning on the date of the Administrative Services Agreement. The Administrative Services Agreement continued for successive one-year periods unless terminated by either party by written notice no less than 60 days prior to the anniversary date of the Administrative Services Agreement. During the year ended December 31, 1997, the services of Gary C. Hanna and Ronald D. Youtsey, the Company's then President and Secretary, respectively, were provided under this agreement. These individuals are no longer with the Company. On April 28, 1998, in connection with the acquisition of DLB, Inc. by Chesapeake Energy Corporation, the obligations of DLB under the Administrative Services Agreement were assigned to DLB Equities, L.L.C.

    In return for the services rendered under the Administrative Services Agreement, the Company paid a monthly service charge based on the pro-rata proportion of the Company's use of services, personnel facilities, supplies and equipment provided by DLB Equities, L.L.C. as determined by DLB Equities, L.L.C. in a good-faith, reasonable manner. The service charge was calculated as the sum of (i) DLB Equities, L.L.C.'s fully allocated internal costs of providing personnel and/or performing services, (ii) the actual costs to DLB Equities, L.L.C. of any third-party services required, (iii) the equipment, occupancy, rental, usage, or depreciation and interest charges, and (iv) the actual cost to DLB Equities, L.L.C. of supplies. The fees provided for in the Administrative Services Agreement were approved by the Bankruptcy Court as part of the Plan and the Company believes that such fees are comparable to those that would be charged by an independent third party. The Company paid fees totaling $21,000 and $969,000 during 1999 and 1998, respectively. Effective June of 1999, this Administrative Service Agreement was terminated.

    At December 31, 1997, Gulfport owed DLB approximately $1,600,000 for services rendered pursuant to the Administrative Services Agreement. In March 1998, in order to facilitate the acquisition of DLB by Chesapeake Energy Corp., Mike Liddell, Mark Liddell and Charles Davidson purchased the receivable from DLB for its then outstanding amount of approximately $1,600,000. Each of Messrs. Mike and Mark Liddell and Mr. Davidson subsequently transferred his portion of the receivable to Liddell Investments, L.L.C., Liddell Holdings, L.L.C. and CD Holdings, L.L.C., respectively. The receivable accrued interest at the rate of LIBOR plus 3% per annum and was satisfied with the exercise of 632,484 rights in the November 20, 1998 Rights Offering through debt forgiveness.

Sales

    During the year ended December 31, 1998, the Company sold $2,058,000 in oil to a DLB subsidiary. During the period July 11, 1997 through December 31, 1997, the Company sold $4,335,000 in oil to a DLB subsidiary, GEMCO. These sales occurred at prices which the Company could be expected to obtain from an unrelated third party. No sales to related parties were made during 1999.

Stockholder Credit Facility

    On August 18, 1998, the Company entered into a $3,000,000 revolving credit facility with Liddell Investments, L.L.C., Liddell Holdings, L.L.C., CD Holdings, L.L.C. and Wexford Entities (collectively "Affiliated Stockholders"). Borrowing under the Stockholder Credit Facility was due on August 17, 1999 and bore interest at LIBOR plus 3%. Pursuant to the facility agreement, the Company paid the eligible Affiliated Stockholders an aggregate commitment fee equal to $60,000. The Company repaid $2,000,000 of principal under the Amended ING Credit Agreement with borrowings under the Stockholder Credit Facility. The remaining $1,000,000 was used for working capital and general corporate purposes. The Affiliated Stockholders paid the subscription price for 1,200,000 Shares pursuant to their Basic Subscription Privilege in the Rights Offering through the forgiveness of the amount owed to them under this stockholder credit facility.

                           GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 1999, 1998 AND 1997


    On August 5, 1999, the Company entered into a $3,255,000 revolving credit facility with the "Affiliated Stockholders". Borrowing under this agreement was due on August 1, 2000, and bore interest at LIBOR plus 3%. Pursuant to the terms of the agreement, the Company paid aggregate commitment fees equal to $65,000 or 2% of the related borrowings in stock. This debt was extinguished through the issuance of 4,040,011 shares of common stock to the Affiliated Stockholders in the Regulation D Offering in August, 1999, and through the payment of additional funds totaling $208,000.

12.     COMMITMENTS

Leases

    As  of  December  31,  1999  and  1998,   the  Company  had  no   long-term,
non-cancelable operating lease commitments.

    Rental expense for all operating leases for the years ended December 31, 1999 and 1998, the period commencing July 11, 1997 and ending December 31, 1997, and the period commencing January 1, 1997 and ending July 10, 1997, totaled $119,000, $120,000, $77,000, and $109,000, respectively.

Lac Blanc Escrow Account

    During 1998, the Company sold the Lac Blanc field to an unrelated third party. The Company maintained an escrow account related to the future plugging and abandonment of oil and gas wells for the field. As part of the sale of the field, this escrow was to be transferred to the purchaser. At December 31, 1998, the Company and the purchaser were working to cure a title defect in the field. Accordingly, the Company treated the $936,000 as restricted cash as of December 31, 1998. Once that title defect was cured during 1999, the escrow was transferred to the purchaser and the purchase price of $936,000 for the field was released to ING as payment on the Company's note.

Plugging and Abandonment Funds

    In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March, 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco Exploration and Production, Inc. ("Texaco") retained a security interest in production from these properties and the plugging and abandonment trust until such time as the Company's plugging and abandonment obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of December 31, 1999, the plugging and abandonment trust totaled $1,610,000, including interest received during 1999 of $64,000. The Company was in arrears on its escrow payments in the amounts of $166,000 and $37,000 as of December 31, 1999 and 1998, respectively. During March, 2000, the Company began to fulfill its yearly plugging commitment of 20 wells at WCBB.

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

Reimbursement of Employee Expenses & Contributions to 401(k) Plan

    The Company sponsored a 401(k) savings plan under which eligible employees chose to contribute up to 15% of salary income on a pre-tax basis, subject to certain IRS limits. During the year ended December 31, 1998, the period

                           GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 1999, 1998 AND 1997


commencing July 11, 1997 and ending on December 31, 1997, and the period commencing January 1, 1997 and ending on July 10, 1997, the Company incurred $4,000, $13,000, and $23,000, respectively, in matching contributions expense associated with this plan. The Company did not incur any expense related to this plan during the year ended December 31, 1999. On February 17, 1999, the Company sponsored 401(k) savings plan was terminated and all contributions were distributed to the participants.

    Effective January 1, 2000, the Company is sponsoring new 401(k) and Profit Sharing plans under which eligible employees may contribute up to 15% of pay through salary deferrals. Also under these plans, the Company will make a contribution each calendar year on behalf of each employee equal to at least 3% of his or her salary, regardless of the employee's participation in salary deferrals.

Employment Agreement

    At December 31, 1999, the Company had an employment agreement with its Chief Executive Officer. This agreement expires June 1, 2004, and calls for an annual salary of $200,000 which may be adjusted for cost of living increases.

13.     CONTINGENCIES

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

    On January 20, 1998, Gulfport and the Litigation Trust entered into a Clarification Agreement to clarify provisions of the Plan regarding the rights of the Company and the Litigation Trust to prosecute certain causes of action arising from the Tri-Deck matter. As a part of the Clarification Agreement, the Litigation Trust will intervene or be substituted as the actual party in interest in the Tri-Deck case and reimbursed the Company $100,000 for legal fees incurred by the Company. As additional consideration for the contribution of this claim to the Litigation Trust, the Company is entitled to receive 85% of the recovery of all monies held in the court registry and 50% of the recovery from all other Tri-Deck litigation pursued by the Litigation Trust. No provision for the recognition of income concerning this matter has been reflected in the financial statements prior to 1999. The funds received from the Litigation Trust during 1999 represent settlement of the Tri-Deck case.

    On July 20, 1998, Sanchez Oil & Gas Corporation ("Sanchez") initiated litigation against the Company in the fifteenth Judicial District court, Parish of Lafayette, State of Louisiana. In its petition, Sanchez alleged, among other things, that the Company was obligated, by virtue of the terms of a letter of intent, to grant a sublease to Sanchez for an undivided 50% interest in two of the Company's oil, gas and mineral leases covering lands located in the North Bayou Penchant area of Terrebonne Parish, Louisiana. This lawsuit was dismissed with prejudice during 1999.

    On October 1, 1999, Plymouth Resources Group 1998 LLC filed a complaint in the Western District of Louisiana alleging breach of contract regarding rework operations at West Cote Blanche Bay. Plymouth has challenged the Company's right to conduct rework operations in late 1998 and 1999. Plymouth has requested damages in excess of $100,000, specific performance and an accounting. The Company does not believe that it breached any contract with Plymouth and is vigorously defending this lawsuit. Management does not expect this litigation to have a material impact on the financial statements.

     The Company owns and operates a production facility at WCBB. Pursuant to facility use agreements, the Company charges third parties including Texaco for using the facility. The Company and Texaco are currently negotiating past due amounts related to the facility. The Company believes that it has adequately recorded in its financial statements all material obligations arising from the operations of WCBB as well as revenues earned attributed to operating these facilities.

Other Litigation

    The Company has been named as a defendant on various other litigation matters. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations for the periods presented in the financial statements.

                           GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 1999, 1998 AND 1997


Concentration of Credit Risk

    The Company operates in the oil and natural gas industry principally in the state of Louisiana with sales to refineries, re-sellers such as pipeline companies, and local distribution companies. While certain of these customers are affected by periodic downturns in the economy in general or in their specific segment of the oil and natural gas industry, the Company believes that its level of credit-related losses due to such economic fluctuations has been immaterial and will continue to be immaterial to the Company's results of operations in the long term. During 1999 and 1998, the Company incurred bad debts of $56,000 and $244,000, respectively. The bad debt incurred during 1998 related to a disputed pre-bankruptcy receivable which was determined to be uncollectible.

    The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1999 and 1998 the Company held cash in excess of insured limits in these banks totaling $5,962,000 and $3,983,000 respectively.

    During the year ended December 31, 1999, approximately 99% of the Company's revenues from oil and natural gas sales were attributable to five primary customers: Equiva Trading Company, Black Hills Energy Resources, Inc., Flash Oil & Gas Southwest, Inc., Burlington Resources, and Plains All American, Inc. During the year ended December 31, 1998, approximately 76% of the Company's revenues from oil and natural gas sales were attributable to sales to five primary customers: Equiva Trading Company, Gathering and Energy Marketing Corp., Black Hills Energy Resources, Inc., Prior Energy Company, and Plains Marketing, L.P. During the year ended December 31, 1997, approximately 99% of the Company's revenues from oil and gas sales were attributable to sales to five primary customers: Prior Energy Company, Wickford Energy Marketing, Inc., Gathering and Energy Marketing Corp., Texaco Trading and Transportation and Mobil Oil Corporation. Included in accounts payable and accrued liabilities in the accompanying balance sheets at December 31, 1999, is approximately $1,000,000 in production revenues remitted to the Company by certain of the above-named customers. The Company has not recognized these receipts as sales revenue in the accompanying statements of operations because it believes these funds exceed its share of revenues on the related properties.

14.     LITIGATION TRUST ENTITY

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

    During 1999, the Company received $1,342,000 in proceeds from the Litigation Trust.

                           GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 1999, 1998 AND 1997


15. SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)

    The following is historical revenue and cost information relating to the Company's oil and gas operations located entirely in the southeastern United
States:

Capitalized Costs Related to Oil and Gas Producing Activities

                                                     1999             1998
                                                --------------  ----------------
       Proven Properties                        $  84,135,000   $    77,042,000
       Accumulated depreciation, depletion,
          amortization and impairment reserve     (62,047,000)      (58,637,000)
                                                --------------  ----------------

       Proven properties , net                  $  22,088,000   $    18,405,000
                                                ==============  ================

Costs Incurred in Oil and Gas Property Acquisition and Development Activities

                                           1999          1998          1997
                                        ----------    ----------   -----------
       Acquisition                      $  337,000    $        -   $15,144,000
       Development                       6,803,000       746,000     6,787,000
                                        ----------    ----------   -----------

                                        $7,140,000    $  746,000   $21,931,000
                                        ==========    ==========   ===========

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

                                                 July 11, 1997   January 1, 1997
                                                    Through          Through
                                                  December 31,       July 10,
                           1999         1998         1997              1997
                       -----------  ------------  -------------  ---------------
Revenues               $10,018,000  $  8,298,000   $ 9,328,000     $10,138,000
Production costs        (4,640,000)   (8,596,000)   (4,541,000)     (5,143,000)
Impairment of oil
  and gas properties             -   (50,130,000)            -               -
Depletion               (3,410,000)   (4,136,000)   (4,371,000)     (3,314,000)
                       -----------   -----------   -----------     -----------

                         1,968,000   (54,564,000)      416,000       1,681,000
                       -----------   ------------  -----------     -----------
Income tax expense
 Current                   781,000             -             -               -
 Deferred                 (781,000)            -             -               -
                       -----------   -------------  ----------     -----------

Results of operations
from producing
activities             $ 1,968,000  $(54,564,000)   $  416,000      $1,681,000
                       ===========  =============   ==========      ==========

                           GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 1999, 1998 AND 1997


Oil and Gas Reserves

    The following table presents estimated volumes of proven and proven developed oil and gas reserves, prepared by reserve engineers, as of December 31, 1999, 1998, and 1997 and changes in proven reserves during the last three years, assuming continuation of economic conditions prevailing at the end of each year. Estimated volumes as of July 11, 1997 were extrapolated from the December 31, 1997 numbers and were not prepared by independent reserve engineers. Volumes for oil are stated in thousands of barrels (MBbls) and volumes for natural gas are stated in millions of cubic feet (MMCF). The weighted average prices at December 31, 1999 used for reserve report purposes are $25.57 and $2.12 for oil and gas reserves, respectively.

The Company emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

                                                                          July 11 to
                                                                         December 31,       January 1, to
                                      1999                1998               1997           July 10, 1997
                                -----------------  ------------------- ------------------ -------------------
                                -----------------  ------------------- ------------------ -------------------
                                  Oil     Gas        Oil       Gas       Oil      Gas       Oil       Gas
                                -----------------  --------  --------- -------- --------- -------- ----------
                                -----------------  --------  --------- -------- --------- -------- ----------
Proven Reserves:
  Beginning of the period        24,282    3,331    25,817     11,576   13,677    13,409   13,923     15,121
  Purchases of oil and gas
     reserves in place            1,594    2,762         -          -   11,612       163        -          -
  Extensions, discoveries and
     other additions                  -        -         -          -        -         -        -          -
  Revisions of prior reserve
     estimates                      641      297         -          -      848      (890)       -          -
  Current production               (594)    (126)     (441)      (421)    (320)   (1,106)    (246)    (1,712)
  Sales of oil and gas
     reserves in place                -        -    (1,094)    (7,824)       -         -        -          -
                                --------  -------   -------    -------  -------  --------  -------   --------

 End of period                   25,923    6,264    24,282      3,331   25,817    11,576   13,677     13,409
                                ========  =======   =======    =======  =======  ========  =======   ========

Proven developed reserves         6,606    2,073     5,665      1,250    7,219     8,259    7,248      8,252
                                ========  =======   =======    =======  =======  ========  =======   ========


Discounted Future Net Cash Flows

    Estimates of future net cash flows from proven oil and gas reserves were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." The following tables present the estimated future cash flows, and changes therein, from the Company's proven oil and gas reserves as of December 31, 1999, 1998, and 1997, assuming continuation of economic conditions prevailing at the end of each year.

                           GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 1999, 1998 AND 1997



Standardized Measure of Discounted Future Net Cash Flows Relating to Proven Oil and Gas Reserves

                                      1999             1998            1997
                                  -------------   -------------   -------------

      Future cash flows           $ 676,056,000   $ 286,086,000   $ 492,680,000
      Future development costs     (132,708,000)   (116,000,000)   (166,812,000)
      Future production costs       (91,705,000)    (58,582,000)   (119,235,000)
      Future production taxes       (83,392,000)    (35,116,000)    (58,807,000)
                                  -------------   -------------   -------------
      Future net cash flows
        before income taxes         368,251,000      76,388,000     147,826,000
      10% annual discount for
        estimated timing of
        cash flows                 (222,896,000)    (48,965,000)    (71,396,000)
                                  --------------  -------------   -------------
      Discounted future net
        cash flows                  145,355,000      27,423,000      76,430,000
      Future income taxes, net of
        10% annual discount         (14,602,000)              -               -
                                   -------------   -------------  -------------
      Standardized measure of
        discounted future net
        cash flows                $ 130,753,000    $ 27,423,000      76,430,000
                                  =============    ============   =============

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proven Oil and Gas Reserves

                                       1999           1998            1997
                                  --------------  -------------   --------------

      Sales and transfers of
        oil and gas produced,
        net of
           Production costs       $ (5,378,000)   $    298,000     $ (9,354,000)
      Net changes in prices
        and development and
        production costs           113,060,000     (59,354,000)     (50,101,000)
      Acquisition of oil and
        gas reserves in place,
        less related production
          costs                      4,978,000               -       27,195,000
      Extensions, discoveries
        and improven recovery,
        less related costs                   -               -                -
      Revisions of previous
        quantity estimates, less
        related production costs     3,722,000       4,438,000        5,720,000
      Sales of reserves in place             -     (16,679,000)               -
      Abandoned properties                   -        (140,000)               -
      Accretion of discount          1,550,000      22,430,000        6,248,000
      Net change in income taxes   (14,602,000)              -                -
      Other                                  -               -       (1,945,000)
                                  ------------    -------------   -------------
      Total change in
        standardized measure of
        discounted future
        net cash flows            $103,330,000    $(49,007,000)   $ (22,237,000)
                                  ============    =============   =============

                           GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 1999, 1998 AND 1997



    Comparison of Standardized Measure of Discounted Future Net Cash Flows to the Net Carrying Value of Proven Oil and Gas Properties at December 31, 1999 and 1998 is as follows:

                                               1999                  1998
                                         ----------------    -------------------

Standardized measure of discounted
future net cash flows                    $    130,753,000     $      27,423,000

                                         ----------------     -----------------

Proven oil and gas properties                  84,135,000            77,042,000
Less accumulated depreciation,
  depletion, amortization and
  impairment reserve                          (62,047,000)          (58,637,000)
                                         ----------------     -----------------

Net carrying value of proven oil
  and gas properties                           22,088,000            18,405,000
                                         ----------------     -----------------


Standardized measure of discounted
  future net cash flows in excess of
  net carrying value of proven oil and
  gas properties                         $    108,665,000     $       9,018,000
                                         ================     =================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not Applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

        The officers and directors of the Company are as follows:

               Name                 Age      Position
               ----                 ---      --------

               Mark Liddell         45       President and Director
               Mike Liddell         46       Chairman of the Board, Chief
                                             Executive Officer and Director
               Lisa Holbrook        29       Vice President of Legal Affairs and
                                             General Counsel
               *Robert E. Brooks    52       Director
               *David L. Houston    47       Director
               *Mickey Liddell      38       Director

*Members of the Company's Audit Committee.

        Mark Liddell served as a director of Gulfport from July 11, 1997 until December 24, 1999 and as its President from April 28, 1998 until December 24, 1999. On December 24, 1999, Mr. Liddell died resulting in a vacancy on the Board of Directors. Until April 28, 1998, Mr. Liddell held the position of President of DLB, a position he held since October 1994. Mr. Liddell was Vice President of DLB from 1991 to 1994. From 1985 to 1991, he was Vice President of DLB Energy. From November 1997 to April 1999,, Mr. Liddell served as a director of Bayard Drilling Technologies, Inc., a publicly held drilling company, from 1991 to May 1995, Mr. Liddell served as a director of TGX Corporation, a publicly held oil and gas company, and from 1989 to 1990, he served as a director of Kaneb Services, Inc., a publicly held industrial services and pipeline transportation company. He received a B.S. degree in education and a J.D. degree from the University of Oklahoma. He was the brother of Mike Liddell and Mickey Liddell.

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

        Lisa Holbrook has served as Vice President of Gulfport since November 5, 1999, and as General Counsel since April 28, 1998. In addition, Ms. Holbrook served as Assistant General Counsel of DLB until April 1998. Ms. Holbrook received a B.A. in political science from Southwestern Oklahoma State
University. In 1996, Ms. Holbrook received her J.D. from Oklahoma City University Law School where she graduated with highest distinction.

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

        New Director

        Dan Noles was appointed to the Board of Directors in January of 2000. Mr. Noles fills the vacancy created by the death of Mark Liddell. Mr. Noles has served as the president of Atoka Management Company, an oilfield equipment company, since 1993. Mr. Noles received his Bachelor degree in Finance from the University of Oklahoma in 1970. Mr. Noles is the brother-in-law to Mike Liddell and Mickey Liddell.


Item 11. Executive Compensation

        The following table provides summary information concerning compensation paid or accrued during the three fiscal years December 31, 1999, 1998 and 1997 to the Company's Chief Executive Officer and each of the four most highly compensated executive officers of the Company, determined as of the end of the last fiscal year, whose annual compensation exceeded $100,000.

                                                        Long Term
Name and Principal                   Annual           Compensation    All Other
    Position           Year     Compensation(1)(2)       Awards     Compensation
--------------------------------------------------------------------------------
                                Salary        Bonus
                                -------------------
Mike Liddell          1999      $200,000     $ 4,166        (2)             ---
Chief Executive       1998      $133,333
 Officer(3)

Mark Liddell          1999      $200,000     $ 4,166        (2)             ---
President(4)          1998      $133,333

Raymond P. Landry     1999      $                ---        ---             ---
Executive Vice-       1998      $156,000         ---        ---
President(5)          1997      $156,000     $78,000    $60,000             ---

Wayne A. Benninger    1998           ---         ---        ---
         ---
Vice-President        1998      $    ---         ---        ---
         ---
Strategic Planning(6) 1997      $ 95,506     $65,500        ---             ---

Thomas Stewart        1999           ---         ---        ---
         ---
Vice-President of     1998           ---         ---        ---
         ---
Operations(7)         1997      $ 83,359     $53,000        ---             ---

----------------

(1) Amounts shown include cash and non-cash compensation earned and received by the named executives as well as amounts earned but deferred at their election.

(2) Mike Liddell and Mark Liddell each received stock options exercisable at $2.00 per share for 253,635 shares. These options had no readily determinable market value at the date of issuance.

(2) The Company provides various perquisites to certain employees, including the named executives. In each case, the aggregate value of the perquisite provided to the named executives did not exceed 10% of such named executive's annual salary and bonus.

(3) Mr. Mike Liddell became the Chief Executive Officer of the Company on April 28, 1998. From April 28, 1998 until June 1999 Mr. Liddell's services were provided pursuant to the Administrative Services Agreement. The Administrative Services Agreement was terminated in June 1999 and all services previously rendered thereunder were transferred to the Company. The compensation shown represents $100,000 paid under the Administrative Services Agreement from January 1999 until May 1999 and $100,000 paid directly from the Company from June 1999 until December 1999. See "Certain Transactions".

(4) Mr. Mark Liddell became the President of the Company on April 28, 1998. From April 28, 1998 until June 1999 Mr. Liddell's services were provided pursuant to the Administrative Services Agreement. The Administrative Services Agreement was terminated in June 1999 and all services previously rendered thereunder were transferred to the Company. The compensation shown represents $100,000 paid under the Administrative Services Agreement and $100,000 paid directly from the Company from June 1999 until December 1999. See "Certain Transactions".

(5) Mr. Landry received $78,000 in compensation during 1997 as a participant of the employee stay bonus program. Mr. Landry ceased to be an Executive Vice President on May 5, 1998, but continued to serve as an employee of the Company until July 1999.

(6) Mr. Beninger resigned as Vice President of Strategic  Planning on August 31,
1997.   During  1997,  Mr.  Beninger  received  $65,500  in  compensation  as  a participant of the employee stay bonus program.

(7) Mr. Stewart resigned as Vice President of Operations on July 11, 1997. During 1997, Mr. Stewart received $53,000 in compensation as a participant of the employee stay bonus program.

        Stock Options Granted

        On June 1, 1999, Mike Liddell, Chief Executive Officer and Chairman of the Board, received a grant of options for 2.5% of the issued shares of Common Stock at an exercise price of $2.00 per share. The options shall be exercisable and vest as to 35% of the shares on June 1, 2000, an additional 35% of the shares will become exercisable and vest on June 1, 2001, and the remaining shares will become exercisable and vest on June 1, 2002. On January 17, 2000, Mr. Liddell was granted an additional 203,635 giving him a total of 457,270 options at the date of this filing.

        On June 1, 1999, Mark Liddell, President, received a grant of options for 2.5% of the outstanding shares of Common Stock at an exercise price of $2.00 per share. The options were scheduled to be exercisable and vest as to 35% of the shares on June 1, 2000, an additional 35% of the shares will become exercisable and vest on June 1, 2001, and the remaining shares will become exercisable and vest on June 1, 2002. On December 24, 1999, Mr. Liddell died. Pursuant to the terms of Mr. Liddell's Stock Option Agreement, all of his options were surrendered to the Company.

        On September 15, 1999, the non-employee board members were granted 10,000 options each with an exercise price of $2.00. The options shall vest 3,333 on October 1, 1999, 3,333 on October 1, 2000, and 3,334 on October 1,
2001. On January 17, 2000, each of the non-employee board members were granted an additional 10,000 options with the option vesting as to one-third on each anniversary of the grant for three years.

        The Option Agreements for Mike Liddell and the Directors provide that if the Company at any time increases the number of outstanding shares of the Company or alters the capitalization of the Company in any other way, the stock options shall be adjusted to reflect such changes.

        The following table sets forth information concerning the grant of stock options during 1999 to the named executives and directors.

                     Individual Grants                   Potential Realizable
                    Number of #of Total                   Value Assumed Annual
                    Securities Options                  Rates at of Stock Price
                    Underlying Granted                  Appreciation for Option
                    Options Employers     Exercise               Terms(1)
Name                Granted(#) in 1999    Price ($/SH)      5%($)      10%($)
--------------------------------------------------------------------------------

Mike Liddell        253,635      47%        $2.00         $296,379    $751,083
Mark Liddell        253,635      47%        $2.00         $296,379    $751,083
Robert Brooks        10,000      02%        $2.00         $ 12,578    $ 31,875
David Houston        10,000      02%        $2.00         $ 12,578    $ 31,975
Mickey Liddell       10,000      02%        $2.00         $ 12,578    $ 31,875

        No options were granted to the named executives or directors in 1998. The following table sets forth information concerning the grant of stock options during 1997 to the named executives.



                     Individual Grants                   Potential Realizable
                    Number of #of Total                   Value Assumed Annual
                    Securities Options                  Rates at of Stock Price
                    Underlying Granted                  Appreciation for Option
                    Options Employers     Exercise               Terms(1)
Name                Granted(#) in 1999    Price ($/SH)      5%($)      10%($)
--------------------------------------------------------------------------------

Raymond P. Landry     1,817      100%       $3.50          $4,938     $10,136


(1) The assumed annual rates of increase are based on an annually compounded increase of the exercise price through a presumed ten year option term.

(2) Mr. Landry's options were granted under an employment agreement that was part of the Plan of Reorganization. On March 5, 1999, the Company conducted a 50 to 1 reverse stock split which reduced Mr. Landry's options to 1,200. On
September 15, 1999 the Company issued an additional 6,700,000 shares in connection with its Regulation D offering. The Additional issuance increased Mr. Landry's options to 1,817.

        Stock Option Holdings

        The following table sets forth the number of unexercised options held by named executives as of December 31, 1999. No options were exercised in 1997 or 1998 and no options were in-the-money as of December 31, 1999.

                                                       Number of Unexercised
                                                         Options at FY-End
Name                                                Exercisable   Unexercisable
-------------------------------------------------------------------------------------
Mike Liddell(1)                                       ---              253,635
Mark Liddell(1)                                                        253,635
Robert Brooks(1)                                    3,333                6,667
David Houston(1)                                    3,333                6,667
Mickey Liddell(1)                                   3,333                6,667
Raymond P. Landry(2)                                  ---                1,817


(1)     These options were exercisable at $2.00 per share.
(2)     These options were exercisable at $3.50 per share.

        Stock Options Granted 2000

        On December 24, 1999 Mark Liddell died. Mr. Liddell had previously been granted 253,635 options. Pursuant to the terms of Mr. Liddell's Stock Option Agreement, all of his options were surrendered to the Company. The following is a table of stock option grants made after December 31, 1999 and before the date of this filing.

                  Options                    Options            Total
Name              At December 31, 1999       Granted 2000       Options Granted
------ ------------------------------------------------------------------------

Mike Liddell          253,635                   203,635              457,270
Robert Brooks          10,000                    10,000               20,000
David Houston          10,000                    10,000               20,000
Mickey Liddell         10,000                    10,000               20,000
Dan Noles                  --                    20,000               20,000
Lisa Holbrook              --                    10,000               10,000
Employees                  --                    50,000               50,000


* All options reflected on this table are exercisable at $2.00 a share and vest in three equal installments.

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

        Employment Agreements

        On June 1, 1999, the Company entered into a five-year employment agreement with Mike Liddell, Chief Executive Officer and Chairman of the Board. The employment agreement provides for a salary of $200,000 per year.

        On June 1, 1999, the Company entered into a five-year employment agreement with Mark Liddell, President and Director. The employment agreement provided for a salary of $200,000 per year. The employment agreement with Mr. Liddell terminated by its own terms with no further liability to the Company upon Mr. Liddell's death on December 24, 1999.

        Pursuant to the Plan, Mr. Landry entered into a two-year employment agreement with Gulfport commencing on the Effective Date. This employment agreement provided for a salary of $156,000 per year and stock options to purchase 60,000 shares of Common Stock at $3.50 per share pursuant to a stock option agreement to be established by Gulfport. Mr. Landry's contract expired July 1999 and was not renewed by the Company.

        In addition, Gulfport assumed the rights and obligations of existing employment contracts with Wayne A. Beninger and Thomas C. Stewart, both of which expired on August 31, 1997, and called for annual salaries of $125,000 and $100,000, respectively.

        Compensation Committee Interlocks and Insider Trading

        The Compensation Committee of the Company is comprised of all non-employee directors of the Company which include Robert Brooks, David Houston and Mickey Liddell. Mickey Liddell is the President of Banner Entertainment, LLC. Mike and Mark Liddell are members of Banner Entertainment, LLC and assist in making compensation decisions for Mickey Liddell. Other than herein disclosed, no member of the Committee is a former or current officer or employee of the Company and no employee of the Company serves or has served on the compensation committee (or board of directors of a corporation lacking a compensation committee) of a corporation employing a member of this Committee.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner(1)                   Beneficial Ownership
--------------------------------------------------------------------------------
                                                         Shares    Percentage(2)
                                                         -----------------------

Mike Liddell(3)                                          757,145      7.46%
6307 Waterford Blvd., Suite 100
Oklahoma City, OK  73118

Mark Liddell(4)                                          385,907      3.8%
6307 Waterford Blvd., Suite 100
Oklahoma City, OK  73118

Charles E. Davidson(5)                                 4,358,995     42.96%
411 West Putnam Avenue
Greenwich, CT  06830

Wexford Managment, LLC(6)                              1,795,860     17.7%
411 West Putnam Avenue
Greenwich, CT 06830

Peter M. Faulkner(7)                                     777,384      7.66%
767 Third Avenue, Fifth Floor
New York, New York 10017

Lisa Holbrook                                             *             *
6307 Waterford Blvd., Suite 100
Oklahoma City, OK  73118

Robert Brooks                                             *             *
343 3rd Street
Suite 205
Baton Rouge, LA  70801

David Houston                                             *             *
1120 N.W. 63rd
Suite 360
Oklahoma City, OK  73116

Mickey Liddell                                            *             *
8265 Sunset Blvd.
Suite 200
Los Angeles, CA  90046

All directors and executive officers as a group       __________    _______
(6 individuals)                                        1,143,052     11.26

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

(3) Includes shares of Common Stock held of record by Liddell Investments, L.L.C. Mr. Liddell is the sole member of Liddell Investments, L.L.C.

(4) Mr. Liddell's shares were transferred to his estate upon his death on December 24, 1999.

(5) Includes 3,574,722 shares of Common Stock held of record by CD Holding, L.L.C. and 784,273 shares of Common Stock held in an IRA for Mr. Davidson. Mr. Davidson is the sole member of CD Holding, L.L.C. Does not include 1,795,860 shares of Common Stock held by the Wexford Entities (as defined below). Mr. Davidson is the Chairman and controlling member of Wexford Management, L.L.C. Mr. Davidson disclaims beneficial ownership of the 1,795,860 shares owned by the Wexford Entities. However, Mr. Davidson controls 61% of the issued stock of the Company. As a result, Mr. Davidson is able to influence significantly and possibly control matters requiring approval of the shareholders including the election of directors.

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

Stockholder Line of Credit

        On August 18, 1998, the Company entered into the Stockholder Credit Facility, a $3,000,000 revolving credit facility with CD Holdings, L.L.C., Liddell Investments, L.L.C., Liddell Holdings, L.L.C. and Wexford Entities (collectively the "Affiliated Stockholders"). Borrowing under the Stockholder Credit Facility was due on August 17, 1999 and bore interest at LIBOR plus 3%. Pursuant to the Stockholder Credit Facility, the Company paid the Affiliated Stockholders an aggregate commitment fee equal to $60,000. The Company repaid $2,000,000 of principal under the Amended ING Credit Agreement with borrowings under the Stockholder Credit Facility. The remaining $1,000,000 was used for working capital and general corporate purposes. On November 20, 1998, the Affiliated Stockholders converted this debt to 1,200,000 shares of the Company's common stock in the Rights Offering.

        On August 5, 1999, the Company entered into the Line of Credit for $3,238,000 with the Affiliated Stockholders. Borrowing under the Line of Credit was due on September 15, 1999 and bore interest at LIBOR plus 3%. Pursuant to the Line of Credit, the Company paid the Affiliated Eligible Stockholders an aggregate commitment fee equal to $65,000 in common stock and interest totaling $31,131. On September 15, 1999, the Affiliated Shareholders converted $3,030,000 of this line of credit into 4,040,011 shares of the Company's common stock in the Regulation D Private Placement Offering. The Company repaid $208,314 of this Line of Credit in cash to Affiliated Eligible Stockholders for debt not converted in the offering.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   March _____, 2000.



                                            GULFPORT ENERGY CORPORATION


                                        By:/s/Mike Liddell
                                           -------------------------------------
                                           Mike Liddell, Chief Executive Officer




Pursuant to the requirements of the Securities and Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Date:   March ____, 2000                By:/s/Mike Liddell
                                          --------------------------------------
                                           Mike Liddell, Chief Executive Officer
                                           And Director


Date:   March ____, 2000                By:/s/Robert Brooks
                                           -------------------------------------
                                           Robert Brooks, Director


Date:   March ____, 2000                By:/s/David L. Houston
                                           -------------------------------------
                                           David L. Houston, Director

Date:   March ____, 2000                 By:/s/Mickey Liddell
                                            ------------------------------------
                                            Mickey Liddell, Director

Date:   March _____, 2000                By:/s/Dan Noles
                                            ------------------------------------
                                            Dan Noles, Director