Form 10-Q
period 2000-03-31
GULFPORT ENERGY CORP
filed 2000-05-15
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-10753


                           GULFPORT ENERGY CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                               73-1521290
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                              6307 Waterford Blvd.
                              Building D, Suite 100
                          Oklahoma City, Oklahoma 73118
                                 (405) 848-8807
        ----------------------------------------------------------------
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive office)


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of May 9, 2000 was 10,145,400.

                           GULFPORT ENERGY CORPORATION

                                TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT


PART I.     FINANCIAL INFORMATION

  Item 1. Financial Statements

    Independent Accountants' Report..........................................4

    Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999.......5

    Statements of Operations for the Three Months Ended
      March 31, 2000 and 1999 (unaudited)....................................6

    Statements of Stockholders' Equity for the Three Months Ended
      March 31, 2000 and 1999 (unaudited)....................................7

    Statements of Cash Flows for the Three Months Ended
      March 31, 2000 and 1999 (unaudited)....................................8

    Notes to Financial Statements............................................9

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................12

PART II.    OTHER INFORMATION

  Item 1. Legal Proceedings.................................................17

  Item 2. Changes in Securities and Use of Proceeds.........................17

  Item 3. Defaults upon Senior Securities...................................17

  Item 4. Submission of Matters to a Vote of Security Holders...............17

  Item 5. Other Information.................................................17

  Item 6. Exhibits and Reports on Form 8-K..................................17

        Signatures..........................................................18

                           GULFPORT ENERGY CORPORATION




                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                             March 31, 2000 and 1999







               Forming a part of Form 10-Q Quarterly Report to the
                       Securities and Exchange Commission

This quarterly report on Form 10-Q should be read in conjunction with Gulfport Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 1999

                         INDEPENDENT ACCOUNTANTS' REPORT





To the Board of Directors and
Shareholders of Gulfport Energy Corporation:

We have reviewed the accompanying condensed balance sheet of Gulfport Energy Corporation as of March 31, 2000, and the related statements of operations, shareholders' equity, and cash flows for the three-month periods ended March 31, 2000 and 1999, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

We  conducted  our  review  in accordance  with  standards  established  by  the
American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the Company's balance sheet as of December 31, 1999, and the related statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999 is fairly stated in all material respects in relation to the balance sheet from which it was derived.






HOGAN & SLOVACEK
Oklahoma City, Oklahoma
May 12, 2000

                        GULFPORT ENERGY CORPORATION
                                 BALANCE SHEETS

                                     ASSETS


                                                     March 31,      December 31,
                                                       2000             1999
                                                   -------------    ------------
                                                    (Unaudited)
Current assets:
     Cash and cash equivalents                      $ 5,418,000     $ 5,664,000
     Accounts receivable, net of
       allowance for doubtful accounts
       of $244,000 as of March 31, 2000
       and December 31, 1999                          2,248,000       2,055,000
     Prepaid expenses and other                          90,000         120,000
                                                   ------------     -----------
                                                      7,756,000       7,839,000
                                                   ------------     -----------

Property and equipment:
     Properties subject to depletion                 85,307,000      84,135,000
     Other property, plant and equipment              1,873,000       1,866,000
                                                   ------------     -----------

                                                     87,180,000      86,001,000
     Accumulated depreciation, depletion
       and amortization                             (63,306,000)    (62,532,000)
                                                   ------------     -----------
                                                     23,874,000      23,469,000
                                                   ------------     -----------

Other assets                                          1,951,000       2,176,000
                                                   ------------     -----------

                                                   $ 33,581,000    $ 33,484,000
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities      $  5,545,000    $  6,296,000
     Current maturities of long-term debt             2,517,000       2,895,000
                                                   ------------    ------------
                                                      8,062,000       9,191,000
                                                   ------------    ------------
Long- term liabilities:                                 174,000         179,000
                                                   ------------    ------------

Shareholders' equity:
     Preferred stock - $.01 par value, 1,000,000
        authorized, none issued                               -               -
     Common stock - $.01 par value, 15,000,000
        authorized, 10,145,400 issued and
        outstanding at March 31, 2000 and
        December 31, 1999                               101,000         101,000
     Paid-in capital                                 84,190,000      84,190,000
     Accumulated deficit                            (58,946,000)    (60,177,000)
                                                   ------------     -----------

        Total shareholders' equity                   25,345,000      24,114,000
                                                   ------------     -----------

Commitments and contingencies                                 -               -
                                                   ------------     -----------

                                                   $ 33,581,000     $33,484,000
                                                   ============    ============

- See independent accountants' review report and notes to financial statements -

                           GULFPORT ENERGY CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            For the Three Months Ended March 31,
                                                  2000               1999
                                            ---------------    ----------------
Revenues:
     Gas sales                                $    71,000         $    77,000
     Oil and condensate sales                   3,669,000           1,632,000
     Other income                                 192,000               7,000
                                            ---------------    ----------------

         Total revenues                         3,932,000           1,716,000
                                            ---------------    ----------------

Expenses:
     Lease operating expenses including
       production taxes                         1,454,000           1,417,000
     Depreciation, depletion and
       amortization                               775,000             871,000
     General and administrative expenses          340,000             452,000
                                           ----------------    ----------------

                                                2,569,000           2,740,000
                                           ----------------    ----------------

Income (loss) from operations                   1,363,000          (1,024,000)
                                           ----------------    ----------------

Other (income) expense:
     Interest expense                             212,000             154,000
     Interest income                              (80,000)            (36,000)
                                           ----------------    ----------------

                                                  132,000             118,000
                                           ----------------    ----------------

Income (loss) before income tax                 1,231,000          (1,142,000)
                                           ----------------    ----------------

Income tax expense (benefit):
     Current                                      487,000                   -
     Deferred                                    (487,000)                  -
                                            ---------------    ----------------
                                                        -                   -
                                            ---------------    ----------------

Net income (loss)                             $ 1,231,000        $ (1,142,000)
                                            ===============    ================

Income (loss) per common share:
     Basic and diluted                             $ 0.12             $ (0.33)
                                            ===============    ================


- See independent accountants' review report and notes to financial statements -

                           GULFPORT ENERGY CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                     Common          Additional
                                Preferred            Stock            Paid-In      Accumulated     Treasury
                                            ----------------------
                                  Stock       Shares       Amount     Capital        Deficit         Stock
                                ---------   ----------    --------   ----------    -----------     --------
Balance,
     December 31, 1998           $    -      3,445,400    $ 34,000   $79,287,000  $ (60,818,000)   $     -

     Additional offering
        costs-stock rights
        offering                      -              -           -       (43,000)             -          -

     Net loss                         -              -           -             -     (1,142,000)         -
                                 ----------------------------------------------------------------------------

Balance, March 31, 1999          $    -      3,445,400    $ 34,000   $79,244,000  $ (61,960,000)   $     -
                                 ============================================================================


Balance,
      December 31, 1999          $    -     10,145,400    $101,000   $84,190,000  $ (60,177,000)   $     -

      Net income                      -              -           -             -      1,231,000          -
                                 ----------------------------------------------------------------------------

Balance, March 31, 2000          $    -     10,145,400   $ 101,000   $84,190,000  $ (58,946,000)   $     -
                                 ============================================================================



- See independent accountants' review report and notes to financial statements -

                        GULFPORT ENERGY CORPORATION
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                         For the Three Months
                                                            Ended March 31,
                                                          2000          1999
                                                      ------------  ------------

Cash flow from operating activities:
     Net income (loss)                                $ 1,231,000  $ (1,142,000)
     Adjustments to reconcile net income (loss)
         to net cash provided by
         operating activities:
            Depreciation, depletion, and
              amortization                                775,000       871,000
            Amortization of debt issuance costs            59,000        48,000
     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable      (193,000)      (70,000)
         Decrease in prepaid expenses and other            25,000        52,000
         Increase (decrease) in accounts payable,
            distribution payables and accrued
            liabilities                                  (726,000)      825,000
                                                      ------------   -----------

            Net cash provided by
              operating activities                      1,171,000       584,000
                                                      ------------   -----------

Cash flow from investing activities:
     (Additions) reductions to cash held in escrow        195,000       (46,000)
     (Additions) to other assets                          (50,000)            -
     (Additions) to other property, plant, and
       equipment                                           (7,000)            -
     (Additions) to oil and gas properties             (1,172,000)   (1,648,000)
                                                      ------------   -----------

            Net cash provided by (used in)
              investing activities                     (1,034,000)   (1,694,000)
                                                       -----------   -----------

Cash flow from financing activities:
     Other                                                      -       (43,000)
     Borrowings on note payable                                 -        36,000
     Principal payments on borrowings                    (383,000)       (4,000)
                                                       -----------   -----------

            Net cash provided by (used in)
              financing activities                       (383,000)      (11,000)
                                                       -----------   -----------

Net increase (decrease) in cash and cash equivalents     (246,000)   (1,121,000)
Cash and cash equivalents - beginning of period         5,664,000     3,714,000
                                                       -----------   -----------

Cash and cash equivalents - end of period             $ 5,418,000   $ 2,593,000
                                                       ===========   ===========


Supplemental Disclosures Of Cash Flow Information:
     Interest paid                                    $    78,000   $   154,000



- See independent accountants' review report and notes to financial statements -

                           GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

  These condensed financial statements have been prepared by Gulfport Energy Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-K.

1.      PROPERTY AND EQUIPMENT

    The major categories of property and equipment and related accumulated depreciation, depletion and amortization are as follows:

                                          March 31, 2000      December 31, 1999
                                         -----------------    ------------------
Oil and gas properties                   $     85,307,000    $       84,135,000
Office furniture and fixtures                   1,396,000             1,389,000
Building                                          217,000               217,000
Land                                              260,000               260,000
                                         -----------------    ------------------

Total property and equipment                   87,180,000            86,001,000

Accumulated depreciation, depletion,
   Amortization and impairment reserve        (63,306,000)          (62,532,000)
                                         -----------------    ------------------

Property and equipment, net              $     23,874,000    $       23,469,000
                                         =================    ==================

2.      OTHER ASSETS

    Other assets consist of the following:
Other assets

                                          March 31, 2000      December 31, 1999
                                        ------------------   -------------------
Plugging and abandonment escrow account
  on the WCBB properties                  $     1,615,000     $       1,610,000
Prepaid loan fees, net of amortization             25,000                34,000
CD's securing letter of credit                    200,000               400,000
Deposits                                          111,000               132,000
                                        ------------------   -------------------

                                          $     1,951,000     $       2,176,000
                                         =================   ===================

3.      LONG-TERM DEBT

    The building loan of $191,000 relates to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company's Louisiana headquarters. The building is 12,480 square feet with approximately 6,180 square feet of finished office area and 6,300 square feet of warehouse space. This building allows the Company to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

                           GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

    A break down of long-term debt is as follows:

                                           March 31, 2000      December 31, 1999
                                         -----------------    ------------------
Credit facility                          $      2,500,000     $       2,879,000
Building loan                                     191,000               195,000
                                         -----------------    ------------------
                                                2,691,000             3,074,000

Less current portion                            2,517,000             2,895,000
                                         -----------------    ------------------
                                          $       174,000     $         179,000
                                         =================    ==================

4.      COMMON STOCK OPTIONS

    During the first quarter of 2000, the Company's Chief Executive Officer, employees, and non-employee directors were granted a total of 313,635 stock options with an exercise price of $2.00 per share. The options vest 35% in January 2001, and 35% in January 2002, with the remaining options vesting in January 2003. The option agreements provide for pro-rata adjustments to options granted if the Company at any time increases the number of outstanding shares or otherwise alters its capitalization. The Company did not recognize any compensation expense related to these options, as fair value at the grant date approximated the exercise price. Options outstanding as of March 31, 2000 totaled 599,087. Of this total 9,999 options were exercisable at March 31, 2000, with the remaining 589,088 options vesting in future periods.

5.      EARNINGS (LOSS) PER SHARE

    A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the table below:

                                       For the Three Months Ended March 31, 2000
                                       -----------------------------------------
                                          Income          Shares       Per Share
                                       ------------    -----------    ----------
Basic:
  Income (loss) attributable to
    common stock                        $1,231,000     10,145,400          $.12
                                                                      ==========
Effect of Dilutive Securities:
  Stock options plans                            -         97,760
                                       ------------    -----------

Diluted:
  Income (loss) attributable to
    common stock after assumed
    dilutions                           $1,231,000     10,243,160          $.12
                                       ============    ===========    ==========



                                       For the Three Months Ended March 31, 1999
                                       -----------------------------------------
                                          Income         Shares        Per Share
                                       ------------   -----------     ----------

Basic:
  Income (loss) attributable to
    common stock                       $(1,142,000)    3,445,206         $( .33)
                                                                      ==========
Effect of Dilutive Securities:
  Stock options plans                            -             -
                                       ------------   -----------

Diluted:
  Income (loss) attributable to
    common stock after assumed
    dilutions                          $(1,142,000)    3,445,206        $( .33)
                                       ============   ===========     ==========

                           GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


    Common stock equivalents not included in the calculation of diluted earnings per share above consists of 221,000 warrants issued at the time of the Company's reorganization. This potential common stock was not considered in the calculation due to its anti-dilutive effect during the periods presented.


6.      COMMITMENTS

    In connection with the acquisition of the remaining 50% interest in the West Cote Blanche Bay properties ("WCBB"), the Company assumed the obligation to contribute approximately $18,000 per month through March, 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco Exploration and Production, Inc. ("Texaco") retained a security interest in production from these properties and the plugging and abandonment trust until such time as the Company's plugging and abandonment obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of March 31, 2000, the plugging and abandonment trust totaled $1,615,000, including interest received during 2000 of approximately $20,000. The Company was in arrears on its escrow payments in the amount of $221,000 as of March 31, 2000. The Company is currently seeking an amendment to the escrow agreement wherein it would increase its plugging and abandonment obligation to 24 wells annually in lieu of making monthly contributions to the plugging and abandonment trust.

7.      CONTINGENCIES

    On October 1, 1999, Plymouth Resources Group 1998 LLC filed a complaint in the Western District of Louisiana alleging breach of contract regarding rework operations at WCBB. Plymouth has challenged the Company's right to conduct rework operations in late 1998 and 1999. Plymouth has requested damages in excess of $100,000, specific performance and an accounting. The Company does not believe that it breached any contract with Plymouth and is vigorously defending this lawsuit. Management does not expect this litigation to have a material impact on the financial statements.

    The Company owns and operates a production facility at WCBB. Pursuant to facility use agreements, the Company charges third parties including Texaco for use of the facility. In addition, Texaco provides natural gas, boats and other services to the Company at its WCBB facility. The Company and Texaco are currently negotiating past due amounts related to the facility. The Company believes that it has adequately recorded in its financial statements all material obligations arising from the operations of WCBB as well as revenues earned attributed to operating these facilities.

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

  The following discussion is intended to assist in an understanding of the Company's financial position as of March 31, 2000 and its results of operations for the three month periods ended March 31, 2000 and 1999. The Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 1999 annual report on Form 10-K.

Overview

  Gulfport Energy Corporation is a domestic independent energy company engaged in the production of oil and gas. The Company's operations are concentrated in two fields: West Cote Blanche Bay and the Hackberry fields.

West Cote Blanche Bay

  West Cote Blanche Bay ("WCBB") lies approximately five miles off the coast of Louisiana primarily in St. Mary's parish in a shallow bay, with water depths averaging eight to ten feet. WCBB overlies one of the largest salt dome structures in the Gulf Coast. There are over 100 distinct sandstone reservoirs recognized throughout most of the field and nearly 200 major and minor discrete intervals have been tested. Within over 800 wellbores that have been drilled to date in the field, over 4,000 potential zones have been penetrated. The sands are highly porous and permeable reservoirs primarily with a strong water drive.

  Estimated cumulative field gross production is 190 MMBO and 226 BCF of gas. There have been 860 wells drilled in WCBB, and of these 42 have daily current production, 37 produce intermittently, 297 are shut-in and 4 have been converted to salt water disposal wells.

Hackberry Fields

  The Hackberry fields are located along the shore of Lake Calcasieu in Cameron Parish, Louisiana. The Hackberry Field is a major salt intrusive feature, elliptical in shape with East Hackberry on the east end of the ridge with West Hackberry located on the western end of the ridge. There are over 30 pay zones in this field. The salt intrusion at East Hackberry trapped Oligocene through

Lower Miocene rocks in a series of complex, steeply dipping fault blocks. The Camerina sand series at East Hackberry is a prolific producer with 1-2 MMBL per well oil potential. West Hackberry consists of a series of fault bounded traps in the Oligocene-age Vincent and Keough sands associated with the Hackberry Salt Ridge.

First Quarter Overview

  The Company has enjoyed a strong first quarter with revenues of $3.9 million dollars and net income of $1.2 million dollars. The focus of the Company in the first quarter was to identify prospects on the principal property, WCBB, using the reprocessed seismic data in preparation for the spring drilling program. As of the date of this filing, the Company has begun its spring drilling program at WCBB. The Company also has conducted remedial operations in the Hackberry fields to increase production. With the additional capital provided from current pricing, the Company anticipates that it will continue its developmental program to further exploit its reserves.

The following financial table recaps the Company's operating activity for the first three months of 2000 as compared to the first three months of 1999.

FINANCIAL DATA (Unaudited)                               Three Months Ended
                                                               March 31,
                                                          2000          1999
                                                          ----          ----
Revenues:
    Gas sales                                       $     71,000    $    77,000
    Oil and condensate sales                           3,669,000      1,632,000
    Other income, net                                    272,000         43,000
                                                   --------------   ------------

                                                       4,012,000      1,752,000
                                                   --------------   ------------
Expenses:
    Operating expenses including
       production taxes                                1,454,000      1,417,000
    General & administrative                             340,000        452,000
                                                    -------------   ------------

                                                       1,794,000      1,869,000
                                                    -------------   ------------

EBITDA (1)                                             2,218,000       (117,000)
Depreciation, depletion & amortization                   775,000        871,000
                                                     -------------  ------------

Income (loss) before interest, and taxes               1,443,000       (988,000)
Interest expense                                         212,000        154,000
                                                     -------------  ------------

Income (loss) before income taxes                      1,231,000     (1,142,000)
                                                     -------------  ------------

Income tax expense (benefit):
    Current                                              487,000              -
    Deferred                                            (487,000)             -
                                                     -------------  ------------
                                                               -              -
                                                     -------------  ------------

Net income (loss)                                   $  1,231,000    $(1,142,000)
                                                     =============  ============

Earnings per share:
  Basic and diluted                                     $   0.12        $  (.33)
                                                        ========        ========

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2000 and 1999

  During the three months ended March 31, 2000, the Company reported a net income of $1.2 million, a $2.3 million increase from a net loss of $1.1 million for the corresponding period in 1999. This increase is primarily due to the following factors:

  Oil and Gas Revenues. During the three months ended March 31, 2000, the Company reported oil and gas revenues of $3.7 million, a 118% increase from $1.7 million for the comparable period in 1999. This increase was due principally to an increase of 143% in the price of oil from $11.89 for the three months ended March 31, 1999 to $28.89 for the comparable period in 2000. The increase in oil revenues was offset in part by a 10 mbbls decrease in oil production. The following table summarizes the Company's oil and gas production and related pricing for the three months ended March 31, 2000 and 1999:

                                                    Three Months Ended March 31,

                                                         2000        1999
                                                         ----        ----

    Oil production volumes (Mbbls)                        127         137
    Gas production volumes (Mmcf)                          28          38
    Average oil price (per Bbl)                        $28.89      $11.89
    Average gas price (per Mcf)                         $2.51       $1.98

  Production Costs. Production costs, including lease operating costs and gross production taxes, increased $.04 million, or 3%, from $1.41 million for the three months ended March 31, 1999 to $1.45 million for the comparable period in 2000.

  Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $.1 million, or 11% from $.9 million for the three months ended March 31, 1999 to $.8 million for the comparable period in 2000. This decrease was attributable primarily to a 10 mbbls decrease in oil production.

  General and Administrative Expenses. General and administrative expenses decreased $0.11 million, or 25%, from $0.45 million for the three months ended March 31, 1999 to $0.34 million for the comparable period in 2000. This decrease was due primarily to the Company's efforts to reduce personnel and overall general and administrative costs.

  Other Income. Other income increased by $.3 million due to receipt of holdover funds held by escrow agent in connection with the bankruptcy reorganization in 1997 of WRT Energy Corporation (now Gulfport Energy Corporation) during the three months ended March 31, 2000.

  Interest Expense. Interest expense increased $.06 million, or 38%, from $0.15 million for the three months ended March 31, 1999 to $0.21 million for the comparable period in 2000. This increase was principally due to accrual of $.08 million in interest on amounts owed to Texaco during the three months ended March 31, 2000.

  Income Taxes. As of December 31, 1999, the Company had a net operating loss carryforward of approximately $70 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $43 million, which was fully reserved by a valuation allowance at that date. Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $.5 million was provided for the three month period ending March 31, 2000 due to the above, which was fully offset by an equal income tax benefit due to operating loss carryforwards.

Liquidity and Capital Resources

Operating Activities

  Net cash flow provided by operating activities for the three months ended March 31, 2000 was $1.2 million, as compared to net cash flow provided by operating activities of $0.6 million for the comparable period in 1999. This increase is due primarily to increased oil prices and continued decreases in general and administrative expenses and production costs, offset in part by the decrease in oil and gas production volumes.

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

  The Company has used the 3-D seismic data that it has recently reprocessed to delineate the locations of four new wells at the West Cote Blanche Bay Field in St. Mary Parish, Louisiana and has commenced drilling operations on the initial well in May, 2000. Two of the wells will be drilled to depths of about 2,500' and the remaining two wells will be drilled to depths of approximately 9,000'. The Company feels these wells will access significant oil and gas deposits and cover a variety of targets ranging from relatively low risk proven undeveloped locations to higher potential exploratory targets.

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

  The Company is in the process of increasing production at both the East and West Hackberry fields by performing low risk downhole remedial work on a series of wells. The Company is also continuing its efforts to decrease its reliance on gas lift in the Hackberry fields, and thereby lower lifting cost expenses by converting the lifting method of selected wells to downhole submersible pumps or pumping units.

Capital Requirements and Resources

  The primary capital commitments faced by the Company are the capital expenditures required to continue developing the Company's proved reserves and the required principal payments on its ING Credit Facility.

  In the Company's January 1, 2000 reserve report, 95% of the Company's reserves were categorized as non-developed non-producing. The proved reserves of the Company will generally decline as reserves are depleted, except to the extent that the Company conducts successful exploration or development activities or acquires properties containing proved developed reserves, or both. To realize reserves and increase production, the Company must commence exploratory drilling, undertake other replacement activities or utilize third parties to accomplish those activities. It is anticipated that these reserve development projects will be funded either through the use of cash flow from operations when available or by accessing the capital markets.

  The Company's Credit Facility at ING of $2,500,000 at March 31, 2000 matures in June, 2000. If the Credit Facility is not paid in full by June 30, 2000, the Company will have to pay an additional fee of $250,000. The Company is currently negotiating with other financial institutions and anticipates having the Credit Facility replaced by June 30, 2000.

  Net cash flow provided by operating activities for the three months ended March 31, 2000 was $1.2 million as compared to net cash flow provided by operating activities of $0.6 million for three months ended March 31, 1999. Management anticipates that future operations will continue to contribute sufficient cash flows to develop its remaining reserves and service the Company's existing debt.

  During the first three months of 2000, the Company invested $1.2 million in property and equipment and other long-term assets as compared to $1.6 million during the comparable period in 1999.

  Net cash used in financing activities was $.4 million for the three months ended March 31, 2000 compared to $.011 million used in financing activities for the same period in 1999. This increase is principally due to principal reduction of $.38 million on the ING Credit Facility during the three months ended March 31, 2000.


COMMITMENTS


Plugging and Abandonment Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's obligations plugging and abandonment obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. The Company ceased making the required monthly contributions to the plugging and abandonment escrow account in June 1999 and is currently negotiating a settlement of this issue with Texaco. As of March 31, 2000, the plugging and abandonment trust totaled $1,615,000. These funds are invested in a U.S. Treasury Money Market.

  In addition, the Company has letters of credit totaling $200,000 secured by certificates of deposit being held for plugging costs in the East Hackberry field. Once specific wells are plugged and abandoned the $200,000 will be returned to the Company. These funds were reduced from $400,000 to $200,000 during the quarter due to receipt of $200,000 of the funds related to fields the Company no longer owns.

PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITES

        Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable


ITEM 5.  OTHER INFORMATION

        None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        No reports filed on Form 8-K during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GULFPORT ENERGY CORPORATION

Date:  May 15, 2000


                                        /s/Mike Liddell
                                        ----------------------------------------
                                        Mike Liddell
                                        Chief Executive Officer