Form 10-Q
period 2000-06-30
GULFPORT ENERGY CORP
filed 2000-08-14
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-10753


                           GULFPORT ENERGY CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                               Delaware 73-1521290
               --------------------------------------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


                              6307 Waterford Blvd.
                              Building D, Suite 100
                          Oklahoma City, Oklahoma 73118
                                 (405) 848-8807
               ---------------------------------------------------
               (Address, including zip code, and telephone number,
                 including area code, of registrant's principal
                                executive office)


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of August 11, 2000 was 10,145,400.

                           GULFPORT ENERGY CORPORATION

                                TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT


PART I.     FINANCIAL INFORMATION

  Item 1. Financial Statements

   Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999..........4

     Statements of Operations for the Three Months and the Six Months Ended
        June 30, 2000 and 1999 (unaudited)....................................5

     Statements of Stockholders' Equity for the Six Months Ended
        June 30, 2000 and 1999 (unaudited)....................................6

     Statements of Cash Flows for the Six Months Ended
        June 30, 2000 and 1999 (unaudited)....................................7

     Notes to Financial Statements........................................... 8

  Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................11

PART II.    OTHER INFORMATION

  Item 1. Legal Proceedings..................................................18

  Item 2. Changes in Securities and Use of Proceeds..........................18

  Item 3. Defaults upon Senior Securities....................................18

  Item 4. Submission of Matters to a Vote of Security Holders................18

  Item 5. Other Information..................................................18

  Item 6. Exhibits and Reports on Form 8-K...................................18

        Signatures.......................................................... 19

                           GULFPORT ENERGY CORPORATION




                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                             June 30, 2000 and 1999







               Forming a part of Form 10-Q Quarterly Report to the
                       Securities and Exchange Commission

This quarterly report on Form 10-Q should be read in conjunction with Gulfport Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 1999

                           GULFPORT ENERGY CORPORATION
                                 BALANCE SHEETS

                                                      June 30,      December 31,
ASSETS                                                  2000            1999
                                                    ------------    ------------
                                                     (Unaudited)
Current assets:
    Cash and cash equivalents                       $ 4,322,000     $ 5,664,000
    Accounts receivable, net of allowance
       for doubtful accounts of $244,000 as
       of June 30, 2000 and December 31, 1999         2,333,000       2,055,000
    Prepaid expenses and other                           86,000         120,000
                                                    ------------    ------------
                                                      6,741,000       7,839,000
                                                    ------------    ------------
Property and equipment:
    Oil and gas properties                           87,825,000      84,135,000
    Other property, plant and equipment               1,883,000       1,866,000
                                                    ------------    ------------

                                                     89,708,000      86,001,000
    Accumulated depreciation, depletion and
      amortization                                  (64,012,000)    (62,532,000)
                                                    ------------    ------------
                                                     25,696,000      23,469,000
                                                    ------------    ------------
    Other assets                                      1,946,000       2,176,000
                                                    ------------    ------------
                                                      1,946,000       2,176,000
                                                    ------------    ------------
                                                    $34,383,000     $33,484,000
                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities        $ 6,753,000     $ 6,296,000
    Current portion of long-term debt                 1,217,000       2,895,000
                                                    ------------    ------------
                                                      7,970,000       9,191,000
                                                    ------------    ------------
Long- term liabilities:                                 570,000         179,000
                                                    ------------    ------------
Shareholders' equity (deficit):
    Preferred stock - $.01 par value, 1,000,000
      authorized,  none issued
    Common stock - $.01 par value, 15,000,000
      authorized, 10,145,400 issued and outstanding     101,000         101,000
    Paid-in capital                                  84,190,000      84,190,000
    Accumulated deficit                             (58,448,000)    (60,177,000)
                                                   -------------    ------------

       Total shareholders' equity                    25,843,000      24,114,000
                                                   -------------    ------------
Commitments and contingencies                                 -               -
                                                   -------------    ------------
                                                    $34,383,000     $33,484,000
                                                   =============    ============

                       See notes to financial statements.

                           GULFPORT ENERGY CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    For the Three Months Ended June 30,     For the Six Months Ended June 30,
                                          2000                1999               2000                1999
                                     -----------------------------------     ---------------------------------
Revenues:
    Gas sales                         $  106,000           $   66,000          $  177,000         $  142,000
    Oil and condensate sales           3,240,000            2,487,000           6,909,000          4,186,000
    Other income                          94,000               84,000             367,000            130,000
                                      -----------          -----------         -----------        -----------
      Total revenues                   3,440,000            2,637,000           7,453,000          4,458,000
                                      -----------          -----------         -----------        -----------

Expenses:
    Lease operating expenses
      including gross production
      taxes                            1,681,000           1,044,000            3,135,000          2,177,000
    Depreciation, depletion and
      amortization                       705,000           1,206,000            1,480,000          1,854,000
    General and administrative
      expenses                           378,000             408,000              718,000            896,000
                                      -----------         -----------          -----------        -----------
                                       2,764,000           2,658,000            5,333,000          4,927,000
                                      -----------         -----------          -----------        -----------

Income (loss) from operations            676,000             (21,000)           2,120,000           (469,000)
                                      -----------         -----------          -----------        -----------
Other (income) expense:
    Proceeds from Litigation Trust             -          (1,267,000)                   -         (1,267,000)
    Interest expense                     179,000             130,000              391,000            286,000
                                      -----------         -----------          -----------        -----------
                                         179,000          (1,137,000)             391,000           (981,000)
                                      -----------         -----------          -----------        -----------
Income before income tax                 497,000           1,116,000            1,729,000            512,000
                                      -----------         -----------          -----------        -----------
Income tax expense (benefit):
    Current                              198,000             412,000              685,000            189,000
    Deferred                            (198,000)           (412,000)            (685,000)          (189,000)
                                      -----------         -----------          -----------        -----------
                                               -                   -                    -                  -
                                      -----------         -----------          -----------        -----------

Net income                             $ 497,000          $ 1,116,000          $ 1,729,000          $ 512,000
                                      ===========         ============         ============       ============


Income per common share:
    Basic and diluted                     $ 0.05               $ 0.32               $ 0.17             $ 0.15
                                      ============        =============       =============      =============

                        See notes to financial statements

                           GULFPORT ENERGY CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                               Common             Additional
                         Preferred              Stock              Paid-In     Accumulated   Treasury
                                       ------------------------
                           Stock         Shares       Amount       Capital       Deficit      Stock
                         ----------------------------------------------------------------------------

Balance,
    December 31, 1998       $ -         3,445,400    $ 34,000    $79,287,000   $(60,818,000)   $ -

    Additional offering
      costs-stock rights
      offering                -                -            -        (43,000)             -      -

    Net income                -                -            -              -        512,000      -
                        -----------------------------------------------------------------------------
Balance,
    June 30, 1999           $ -        3,445,400     $ 34,000    $79,244,000   $(60,306,000)   $ -
                        =============================================================================


Balance,
     December 31, 1999      $ -       10,145,400    $101,000     $84,190,000   $(60,177,000)   $ -

     Net income               -                -           -               -      1,729,000      -
                        -----------------------------------------------------------------------------
Balance,
     June 30, 2000          $ -       10,145,400    $101,000     $84,190,000   $(58,448,000)   $ -
                        =============================================================================



                       See notes to financial statements.

               GULFPORT ENERGY CORPORATION
                STATEMENTS OF CASH FLOWS
                       (Unaudited)

                                                          For the Six Months
                                                            Ended June 30,
                                                          2000          1999
                                                      ------------  ------------

Cash flow from operating activities:
  Net income                                          $ 1,729,000   $   512,000
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation, depletion, and amortization         1,480,000     1,854,000
      Amortization of debt issuance costs                  84,000        97,000
  Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable         (278,000)      123,000
      (Increase) decrease in prepaid expenses and
        other                                              29,000        69,000
      Increase (decrease) in accounts payable,
        distribution payables and accrued
        liabilities                                       482,000      (919,000)
                                                      ------------  ------------

          Net cash provided by operating activities     3,526,000     1,736,000
                                                      ------------  ------------

Cash flow from investing activities:
    (Additions) reductions to oil and gas escrow
      accounts                                            182,000      (117,000)
    Additions to other assets                             (56,000)            -
    Additions to other property, plant and equipment      (17,000)            -
    Proceeds from sale of oil and gas equipment           100,000         8,000
    Costs capitalized to the full cost pool            (3,790,000)   (3,157,000)
                                                      ------------  ------------

          Net cash used in investing activities        (3,581,000)   (3,266,000)
                                                      ------------  ------------

Cash flow from financing activities:
    Other                                                       -       (21,000)
    Borrowings on note payable                          1,600,000             -
    Principal payments on borrowings                   (2,887,000)     (946,000)
                                                      ------------  ------------

          Net cash used in  financing activities       (1,287,000)     (967,000)
                                                      ------------  ------------

Net decrease in cash and cash equivalents              (1,342,000)   (2,497,000)
Cash and cash equivalents - beginning of period         5,664,000     3,714,000
                                                      ------------  ------------

Cash and cash equivalents - end of period             $ 4,322,000   $ 1,217,000
                                                      ============  ============


Supplemental Disclosures Of Cash Flow Information:
    Interest paid                                     $   137,000   $   189,000

                        See notes to financial statements

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

1.    PROPERTY AND EQUIPMENT

    The major categories of property and equipment and related accumulated depreciation, depletion and amortization are as follows:

                                               June 30, 2000   December 31, 1999
                                               -------------   -----------------
Oil and gas properties                         $ 87,825,000      $  84,135,000
Office furniture and fixtures                     1,406,000          1,389,000
Building                                            217,000            217,000
Land                                                260,000            260,000
                                               -------------     --------------

Total property and equipment                     89,708,000         86,001,000

Accumulated depreciation, depletion,
   amortization and impairment reserve          (64,012,000)       (62,532,000)
                                               -------------     --------------
Property and equipment, net                    $ 25,696,000      $  23,469,000
                                               =============     ==============

2.    OTHER ASSETS

    Other assets consist of the following:

                                               June 30, 2000   December 31, 1999
                                               -------------   -----------------
Plugging and abandonment escrow account
  on the WCBB properties                       $  1,635,000      $   1,610,000
Prepaid loan fees, net of amortization                    -             34,000
CD's securing letter of credit                      200,000            400,000
Deposits                                            111,000            132,000
                                               -------------     --------------

                                               $  1,946,000      $   2,176,000
                                               =============     ==============

3.    LONG-TERM DEBT

    On June 28, 2000, the Company repaid in full its credit facility at ING in the amount of $2,500,000 and established a new credit facility at Bank of Oklahoma in the amount of $1,600,000. This new credit facility calls for interest to be paid monthly in addition to twelve monthly principal reductions of $100,000 each with the remaining balance due on August 31, 2001.

    The building loan of $187,000 relates to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company's Louisiana headquarters. The building is 12,480 square feet with approximately 6,180 square feet of finished office area and 6,300 square feet of warehouse space. This building allows the

Company to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

    A break down of long-term debt is as follows:

                                               June 30, 2000   December 31, 1999
                                               -------------   -----------------

Credit facility                                $  1,600,000      $   2,879,000
Building loan                                       187,000            195,000
                                               -------------     --------------
                                                  1,787,000          3,074,000
Less current portion                              1,217,000          2,895,000
                                               -------------     --------------
                                               $    570,000      $     179,000
                                               =============     ==============


4.    COMMON STOCK OPTIONS

    During the first quarter of 2000, the Company's Chief Executive Officer, employees, and non-employee directors were granted a total of 313,635 stock options with an exercise price of $2.00 per share. The options vest 35% in January 2001, and 35% in January 2002, with the remaining options vesting in January 2003. The option agreements provide for pro-rata adjustments to options granted if the Company at any time increases the number of outstanding shares or otherwise alters its capitalization. The Company did not recognize any compensation expense related to these options, as fair value at the grant date approximated the exercise price. Options outstanding as of June 30, 2000 totaled 599,087. Of this total, 98,771 options were exercisable at June 30, 2000, with the remaining 500,316 options vesting in future periods.

5.    EARNINGS (LOSS) PER SHARE

    A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the table below:

                                                  For the Three Months Ended June 30,
                               ----------------------------------------------------------------------
                                               2000                                 1999
                               ---------------------------------    ---------------------------------
                                                           Per                                   Per
                                  Income      Shares      Shares      Income       Shares      Shares
                               -----------   ----------   ------    ----------    ---------    ------

Basic:
  Income attributable to
    common Stock               $  497,000    10,145,400     $.05    $1,116,000    3,445,400      $.32
                                                            ====                                 ====
Effect of Dilutive Securities:
  Stock options plans                  -        214,405                      -            -
                               ----------    ----------             ----------    ---------
Diluted:
  Income attributable to
    common Stock after
    assumed dilutions          $  497,000    10,359,805     $.05    $1,116,000    3,445,400      $.32
                               ==========    ==========     ====    ==========    =========      ====

                                                  For the Three Months Ended June 30,
                               ----------------------------------------------------------------------
                                               2000                                 1999
                               ---------------------------------    ---------------------------------
                                                           Per                                   Per
                                  Income      Shares      Shares      Income       Shares      Shares
                               -----------   ----------   ------    ----------    ---------    ------
Basic:
  Income attributable to
    common Stock               $1,729,000    10,145,400   $.17      $  512,000    3,445,400      $.15
                                                          ====                                   ====
Effect of Dilutive Securities:
  Stock options plans                   -       161,312                      -            -
                               ----------    ----------             ----------    ---------
Diluted:
  Income attributable to
    common Stock after
    assumed dilutions          $1,729,000    10,306,712   $.17      $  512,000    3,445,400     $.15
                               ==========    ==========   ====      ==========    =========     ====

    Not included in the calculation of diluted earnings per share above are 221,000 warrants issued at the time of the Company's reorganization. Also not included in the calculation of the 1999 diluted earnings per share are 253,635 stock options issued to an officer of the Company in June, 1999. These potential common shares were not considered in the calculations due to their anti-dilutive effect during the periods presented.

6.    COMMITMENTS

    In connection with the acquisition of the remaining 50% interest in the West Cote Blanche Bay properties ("WCBB"), the Company assumed the obligation to contribute approximately $18,000 per month through March, 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco Exploration and Production, Inc. ("Texaco") retained a security interest in production from these properties and the plugging and abandonment trust until such time as the Company's plugging and abandonment obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of June 30, 2000, the plugging and abandonment trust totaled $1,635,000, including interest received during 2000 of approximately $40,000. The Company was in arrears on its escrow payments in the amount of $257,000 as of June 30, 2000.

7.    CONTINGENCIES

    On October 1, 1999, Plymouth Resources Group 1998 LLC (Plymouth) filed a complaint in the Western District of Louisiana alleging breach of contract regarding rework operations at WCBB. Plymouth and the Company entered into a settlement agreement on July 25, 2000 to resolve all disputes in the above referenced action. As part of the settlement, the Company agreed to grant a 120 day Option on a wellbore farmout at WCBB to Plymouth. If the conditions of the Option are met and the Option is exercised, Plymouth will be entitled to recomplete ten wellbores at West Cote Blanche Bay during a one year farmout period.

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

     The following discussion is intended to assist in an understanding of the Company's financial position as of June 30, 2000 and its results of operations for the three month and the six month periods ended June 30, 2000 and 1999. The Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 1999 annual report on Form 10-K.

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

Second Quarter Overview

     The Company has enjoyed a strong second quarter with revenues of $3.4 million dollars and net income of $0.5 million dollars. The focus of the Company in the second quarter was implementation of the drilling and development program prepared early in the year. The primary emphasis of this drilling program is in the WCBB field. The Company has also conducted remedial operations in the Hackberry fields to increase production. With the additional capital provided from current pricing, the Company anticipates that it will continue its developmental program to further exploit its reserves.

The following financial table recaps the Company's operating activity for the first three months and six months of 2000 as compared to the first three months and six months of 1999.

FINANCIAL DATA
(Unaudited)

                                           Three Months Ended              Six Months Ended
                                                 June 30,                       June 30,
                                           2000           1999            2000           1999
                                        -----------    -----------    -----------     -----------
Revenues:
    Gas sales                           $  106,000     $   66,000     $  177,000      $  142,000
    Oil and condensate sales             3,240,000      2,487,000      6,909,000       4,186,000
    Other income, net                       94,000         84,000        367,000         130,000
                                        ----------     ----------     ----------      ----------

                                         3,440,000      2,637,000      7,453,000       4,458,000
                                       -----------     ----------     ----------      ----------
Expenses:
    Operating expenses including
       production taxes                  1,681,000      1,044,000      3,135,000       2,177,000
    General & administrative               378,000        408,000        718,000         896,000
                                       -----------     ----------     ----------      ----------

                                         2,059,000      1,452,000      3,853,000       3,073,000
                                       -----------     ----------     ----------      ----------

Proceeds from Litigation Trust                   -      1,267,000              -       1,267,000
                                       -----------     ----------     ----------      ----------

EBITDA (1)                               1,381,000      2,452,000      3,600,000       2,652,000
Depreciation, depletion & amortization     705,000      1,206,000      1,480,000       1,854,000
                                       -----------     ----------     ----------      ----------

Income before interest, and
  taxes                                    676,000      1,246,000      2,120,000         798,000
Interest expense                           179,000        130,000        391,000         286,000
                                       -----------     ----------     ----------      ----------

Income before income taxes                 497,000      1,116,000      1,729,000         512,000
                                       -----------     ----------     ----------      ----------

Income tax expense (benefit):
    Current                                198,000        412,000        685,000         189,000
    Deferred                              (198,000)      (412,000)      (685,000)       (189,000)
                                        ----------     ----------     ----------      ----------
                                                 -              -              -               -
                                        ----------     ----------     ----------      ----------

Net income                              $  497,000     $1,116,000     $1,729,000      $  512,000
                                        ==========     ==========     ==========      ==========

Per share data:
Net income                              $     0.05     $     0.32     $     0.17      $     0.15
                                        ==========     ==========     ==========      ==========

Weighted average common shares          10,145,400      3,445,400      10,145,400      3,445,400
                                        ==========     ==========      ==========      =========

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2000 and 1999

     During the three months ended June 30, 2000, the Company reported a net income of $0.5 million, a $0.6 million decrease from net income of $1.1 million for the corresponding period in 1999. This decrease is primarily due to the following factors:

     Oil and Gas Revenues. During the three months ended June 30, 2000, the Company reported oil and gas revenues of $3.3 million, a 27% increase from $2.6 million for the comparable period in 1999. This increase was due principally to an increase of 85% in the price of oil from $15.45 for the three months ended June 30, 1999 to $28.67 for the comparable period in 2000. The increase in oil revenues was offset in part by a 48 mbbls decrease in oil production. The following table summarizes the Company's oil and gas production and related pricing for the three months ended June 30, 2000 and 1999:

                                                     Three Months Ended June 30,
                                                            2000        1999
                                                            ----        ----
    Oil production volumes (Mbbls)                           113         161
    Gas production volumes (Mmcf)                             42          32
    Average oil price (per Bbl)                           $28.67      $15.45
    Average gas price (per Mcf)                            $2.52       $2.06

    Production Costs. Production costs, including lease operating costs and gross production taxes, increased $.64 million, or 62%, from $1.04 million for the three months ended June 30, 1999 to $1.68 million for the comparable period in 2000. This increase is due primarily to an increase in gas lift costs from $0.12 million in 1999 to $0.60 million in 2000.

    Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $.5 million, or 42% from $1.2 million for the three months ended June 30, 1999 to $0.7 million for the comparable period in 2000. This decrease was attributable primarily to a 48 mbbls or 30% decrease in oil production.

    General and Administrative Expenses. General and administrative expenses decreased $0.03 million, or 7%, from $0.40 million for the three months ended June 30, 1999 to $0.37 million for the comparable period in 2000. This decrease was due primarily to the Company's efforts to reduce personnel and overall general and administrative costs.

    Interest Expense. Interest expense increased $.05 million, or 38%, from $0.13 million for the three months ended June 30, 1999 to $0.18 million for the comparable period in 2000. This increase was principally due to accrual of $.07 million in interest on amounts owed to Texaco during the three months ended June 30, 2000.

     Litigation Trust. In June 1999, the Company received proceeds of $1,267,000 from the Trust. Since the Company had no basis in the Litigation Trust, the Company recognized the entire proceeds of $1,267,000 as income in the month in which it was received. No revenues were received from the Litigation Trust for the comparable period in 2000.

    Income Taxes. As of December 31, 1999, the Company had a net operating loss carryforward of approximately $70 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $43 million, which was fully reserved by a valuation allowance at that date. Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $0.2 million was provided for the three month period ending June 30, 2000 due to the above, which was fully offset by an equal income tax benefit due to operating loss carryforwards.

Comparison of the Six Months Ended June 30, 2000 and 1999

    During the six months ended June 30, 2000, the Company reported a net income of $1.7 million, a $1.2 million increase from net income of $0.5 million for the corresponding period in 1999. This increase is primarily due to the following factors:

    Oil and Gas Revenues. During the six months ended June 30, 2000, the Company reported oil and gas revenues of $7.1 million, a 65% increase from $4.3 million for the comparable period in 1999. This increase was due principally to an increase of 109% in the price of oil from $13.76 for the six months ended June 30, 1999 to $28.79 for the comparable period in 2000. The increase in oil revenues was offset in part by a 64 mbbls decrease in oil production. The following table summarizes the Company's oil and gas production and related pricing for the six months ended June 30, 2000 and 1999:

                                                     Three Months Ended June 30,
                                                            2000        1999
                                                            ----        ----

    Oil production volumes (Mbbls)                           240         304
    Gas production volumes (Mmcf)                             70          61
    Average oil price (per Bbl)                           $28.79      $13.76
    Average gas price (per Mcf)                           $ 2.53      $ 2.33

    Other Income.  Other income increased  by  $.2 million due  to  receipt of
holdover  funds  held  by  escrow  agent  in  connection  with  the   bankruptcy
reorganization  in  1997  of  WRT  Energy  Corporation   (now  Gulfport   Energy
Corporation) during the six months ended June 30, 2000.

    Production Costs. Production costs, including lease operating costs and gross production taxes, increased $0.9 million, or 44%, from $2.2 million for the six months ended June 30, 1999 to $3.1 million for the comparable period in 2000. This increase was due primarily to an increase in gas lift cost from $0.3 million in 1999 to $1.0 million in 2000.

    Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $.4 million, or 21% from $1.9 million for the six months ended June 30, 1999 to $1.5 million for the comparable period in 2000. This decrease was attributable primarily to a 64 mbbls or 21% decrease in oil production.

    General and Administrative Expenses. General and administrative expenses decreased $0.18 million, or 20%, from $0.90 million for the six months ended June 30, 1999 to $0.72 million for the comparable period in 2000. This decrease was due primarily to the Company's efforts to reduce personnel and overall general and administrative costs.

    Interest Expense. Interest expense increased $.1 million, or 34%, from $0.29 million for the six months ended June 30, 1999 to $0.39 million for the comparable period in 2000. This increase was principally due to accrual of $.15 million in interest on amounts owed to Texaco during the six months ended June 30, 2000.

    Litigation Trust. In June 1999, the Company received proceeds of $1,267,000 from the Trust. Since the Company had no basis in the Litigation Trust, the Company recognized the entire proceeds of $1,267,000 as income in the month in which it was received. No revenues were received from the Litigation Trust for the comparable period in 2000.

    Income Taxes. As of December 31, 1999, the Company had a net operating loss carryforward of approximately $70 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $43 million, which was fully reserved by a valuation allowance at that date. Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $0.7 million was provided for the six month period ending June 30, 2000 due to the above, which was fully offset by an equal income tax benefit due to operating loss carryforwards.

Liquidity and Capital Resources

Operating Activities

The Company's strategy is to continue to increase cash flows generated by it's properties by undertaking new drilling, workover, sidetrack and recompletion projects in the fields to exploit its extensive reserves. The Company drilled four wells in the first half of 2000 in the West Cote Blanche Bay field resulting in three completed wells. One shallow well was drilled on the perimeter of the field, which resulted in a dry hole. Two deeper tests and one shallow test were drilled and completed in the central portion of the productive area, which confirmed 477,000 BO proved undeveloped reserves and added 310,000 BO from serendipitous horizons. These wells were drilled on a recently reprocessed and interpreted 3D data set confirming geological and geophysical mapping techniques.

In the first quarter, the Company reprocessed 3-D seismic data at West Cote Blanche Bay. The Company has completed approximately 75% of the interpretation of the seismic data. The reprocessed data will enable the Company's geophysicists to generate new prospects and enhance existing prospects in the intermediate zones in the field thus creating a portfolio of new drilling opportunities in the most prolific depths of the field.

The Company has used the reprocessed 3-D seismic data to delineate the locations of two new wells at West Cote Blanche Bay to be in drilled in October 2000. Both wells will be drilled to depths of approximately 9,000 feet.

During the six months ended June 30, 2000 the Company has undertaken a program to upgrade its infrastructure by enhancing its existing facilities to increase operating efficiencies, increase volume capacities and lower lease operating expense. During the second quarter, the Company received state approval to convert an existing shut-in wellbore to a saltwater disposal well. The additional saltwater disposal well is expected to relieve pressure from the exisiting disposal wells thus increasing the life of the existing wells. The conversion was completed in the third quarter. The Company has capacity to dispose of 32,000 barrels of saltwater a day at West Cote Blanche Bay and currently averages approximately 20,000 barrels to 25,000 barrels a day.

The Company also continued to perform remedial work at the Hackberry fields. The Company continues to decrease its reliance on gas lift in the Hackberry fields, by converting the lifting methods of selected wells to downhole submersible pumps or pumping units thereby lowering lease operating expenses.

Capital Requirements and Resources

    The primary capital commitments faced by the Company are the capital expenditures required to continue developing the Company's proved reserves and the required principal payments on its Bank of Oklahoma Credit Facility.

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

    In August 2000, the Company engaged Netherland, Sewell and Associates, to prepare an engineering report on the Company's oil and gas reserves.

    During the six month period ended June 30, 2000, the Company invested $3.8 million in property and equipment and other long-term assets as compared to $3.2 million during the comparable period in 1999.

    Net cash flow provided by operating activities for the six months ended June 30, 2000 was $3.5 million as compared to net cash flow provided by operating activities of $1.7 million for six months ended June 30, 1999. Management anticipates that future operations will continue to contribute sufficient cash flows to develop its remaining reserves and service the Company's existing debt.

    Net cash used in financing activities was $1.29 million for the six months ended June 30, 2000 compared to $.97 million used in financing activities for the same period in 1999. This increase is principally due to principal reduction of $2.9 million on the ING credit facility during the six months ended June 30, 2000, offset by new borrowings from Bank of Oklahoma of $1.6 million.

    On June 28, 2000, the Company repaid in full its credit facility at ING and established a new credit facility at Bank of Oklahoma. A total of $1.6 million was advanced on this new facility, which calls for interest payments to be made monthly in addition to twelve monthly principal payments of $100,000, with the remaining unpaid balance due on August 31, 2001.


COMMITMENTS

Plugging and Abandonment Funds

    In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's obligations plugging and abandonment obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. The Company ceased making the required monthly contributions to the plugging and abandonment escrow account in June 1999 and is currently negotiating a settlement of this issue with Texaco. As of June 30, 2000, the plugging and abandonment trust totaled $1,635,000. These funds are invested in a U.S. Treasury Money Market.

    In addition, the Company has letters of credit totaling $200,000 secured by certificates of deposit being held for plugging costs in the East Hackberry field. Once specific wells are plugged and abandoned the $200,000 will be returned to the Company.

PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On October 1, 1999, Plymouth Resources Group 1998 LLC (Plymouth) filed a complaint in the Western District of Louisiana alleging breach of contract regarding rework operations at West Cote Blanch Bay. Plymouth and the Company entered into a settlement agreement on July 25, 2000 to resolve all disputes in the above referenced action. As part of the settlement, the Company agreed to grant a 120 day Option on a wellbore farmout at WCBB to Plymouth. If the conditions of the Option are met and the Option is exercised, Plymouth will be entitled to recomplete ten wellbores at West Cote Blanche Bay during a one year farmout period.


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

                                      GULFPORT ENERGY CORPORATION

Date:  August 14, 2000


                                       /s/Mike Liddell
                                       -----------------------------------------
                                       Mike Liddell
                                       Chief Executive Officer