Form 10-Q
period 2000-09-30
GULFPORT ENERGY CORP
filed 2000-11-14
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, $0.50 par value, outstanding as of November 6, 2000 was 10,145,400.

                           GULFPORT ENERGY CORPORATION

                                TABLE OF CONTENTS

                           FORM 10-Q QUARTERLY REPORT


PART I     FINANCIAL INFORMATION

  Item 1 Financial Statements

   Balance Sheets at September 30,  2000 (unaudited) and December 31, 1999....4

     Statements of Operations for the Three and Nine Months Ended
        September 30, 2000 and 1999 (unaudited)...............................5

     Statement of Stockholders' Equity for the Nine Months Ended
        September 30, 2000 (unaudited) and the year ended
        December 31, 1999.....................................................6

     Statements of Cash Flow for the Nine Months Ended
        September 30, 2000 and 1999 (unaudited)...............................7

     Notes to Financial Statements........................................... 8

  Item 2 Management's Discussion and Analysis of Financial

        Condition and Results of Operations..................................20


PART II    OTHER INFORMATION

 Item 1 Legal Proceedings....................................................18

 Item 6 Exhibits and Reports on Form 8-K.....................................18

        Signatures...........................................................19

                           GULFPORT ENERGY CORPORATION




                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                           September 30, 2000 and 1999







               Forming a part of Form 10-Q Quarterly Report to the
                       Securities and Exchange Commission

This quarterly report on Form 10-Q should be read in conjunction with Gulfport Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

                           GULFPORT ENERGY CORPORATION
                                 BALANCE SHEETS

                                           September 30, 2000  December 31, 1999
                                               (unaudited)
                                           ------------------  -----------------
ASSETS

Current assets:
  Cash and cash equivalents                   $  3,259,000       $  5,664,000
  Accounts receivable, net of allowance
    for doubtful accounts of $244,000
    for September 30, 2000
    and December 31, 1999                        2,542,000          2,055,000
  Prepaid expenses and other                       153,000            120,000
                                               -----------        -----------
  Total current assets                           5,954,000          7,839,000
                                               -----------        -----------

Property and equipment:
  Oil and natural gas properties                89,695,000         84,135,000
    Building and land                              477,000            477,000
  Other property and equipment                   1,430,000          1,389,000
  Accumulated depletion, depreciation
    and amortization                           (64,773,000)       (62,532,000)
                                               -----------        -----------
  Property and equipment, net                   26,829,000         23,469,000

Other assets:
  Oil and gas plugging and abandonment
    funds                                        1,659,000          1,610,000
  Other                                            311,000           566 ,000
                                               -----------        -----------
                                                 1,970,000          2,176,000
                                               -----------        -----------

Total assets                                  $ 34,753,000       $ 33,484,000
                                               ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities    $  6,375 000       $  6,296,000
  Current maturities of long-term debt           1,318,000          2,895,000
                                               -----------        -----------
  Total current liabilities                      7,693,000          9,191,000
                                               -----------        -----------

Long-term liabilities:
  Building mortgage                                165,000            179,000
                                               -----------        -----------


Commitments and contingencies                            -                  -
                                               -----------        -----------

Shareholders' equity:
  Preferred stock - $.01 par value 1,000,000
     authorized, none issued                             -                  -
  Common stock - $.01 par value, 15,000,000
     authorized, 10,145,400 issued and
     outstanding at September 30, 2000 and
     December 31, 1999, respectively               101,000            101,000
  Paid-in capital                               84,190,000         84,190,000
  Accumulated deficit                          (57,396,000)       (60,177,000)
                                               -----------        -----------
  Total shareholders' equity                    26,895,000         24,114,000
                                               -----------        -----------

Total liabilities and shareholders' equity    $ 34,753,000       $ 33,484,000
                                               ===========        ===========

                 See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION
                                INCOME STATEMENT
                                   (Unaudited)

                                  Three months ended       Nine months ended
                                     September 30,            September 30,
                                   2000        1999         2000        1999
                               -----------  ----------  -----------  ----------
Revenues:
  Gas sales                    $    86,000  $   76,000  $   263,000  $  219,000
  Oil and condensate sales       3,933,000   2,436,000   10,842,000   6,621,000
  Other Income, net                108,000      49,000      475,000     177,000
                                ----------  ----------  -----------  ----------
  Total revenues                 4,127,000   2,561,000   11,580,000   7,017,000
                                ----------  ----------  -----------  ----------

Expenses:
  Operating expenses including
     production taxes            1,823,000   1,083,000    4,958,000   3,260,000
  Depreciation, depletion and
     amortization                  761,000     720,000    2,241,000   2,574,000
  General and administrative
     expenses                      355,000     369,000    1,073,000   1,265,000
                                ----------   ---------   ----------   ---------
                                 2,939,000   2,172,000    8,272,000   7,099,000
                                ----------   ---------   ----------   ---------

Income from operations           1,188,000     389,000    3,308,000     (82,000)
  Proceeds from Litigation Trust         -      75,000            -   1,342,000
  Lawsuit settlement                     -     (87,000)           -     (87,000)
  Interest expense                (136,000)   (199,000)    (527,000)   (484,000)
                                ----------   ---------   ----------   ---------

Income before income
  tax expense                    1,052,000     178,000    2,781,000     689,000
  Income tax expense (benefit):
    Current                        389,000      65,000    1,029,000     254,000
    Deferred                      (389,000)    (65,000)  (1,029,000)   (254,000)
                                ----------   ---------   ----------  ----------
Net income                       1,052,000     178,000    2,781,000     689,000
                                ----------   ---------   ----------  ----------

Net income available to
  common shareholders          $ 1,052,000  $  178,000  $ 2,781,000 $   689,000
                                ==========   =========   ==========  ==========

Per common share:
  Income per common and
  common equivalent share      $       .10  $      .04  $       .27 $       .18
                                ==========   =========   ==========  ==========

                 See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                   Common               Additional
                       Preferred   Stock                 Paid-In    Accumulated
                         Stock     Shares    Amount      Capital      Deficit
                       --------- ---------  --------  ------------ ------------

Balance,
  December 31, 1998         -    3,445,400  $ 34,000  $79,287,000  $(60,818,000)

  Regulation D Private
    Placement               -    6,700,000    67,000    4,903,000             -

    Net income              -            -          -           -       641,000
                        -----   ----------    -------  ----------   -----------

Balance
  December 31, 1999         -   10,145,400    101,000  84,190,000   (60,177,000)

    Net income              -            -          -                 2,781,000
                        -----   ----------    -------  ----------   -----------

Balance,
  September 30, 2000        -   10,145,400   $101,000 $84,190,000  $(57,396,000)
                        =====   ==========    =======  ==========   ===========


                     See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine months ended September 30,
                                                       2000           1999
                                                       ----           ----
Cash flow from operating activities:
  Net income                                       $ 2,781 ,000    $   689,000
  Adjustments to reconcile net loss to
    net cash  provided  by  operating
    activities:
      Depreciation, depletion, and amortization      2,241,000       2,574,000
    Amortization of debt issuance costs                 16,000         102,000
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable          (487,000)        298,000
  (Increase) in prepaid expenses
    and other                                          (33,000)        (42,000)
  Increase in accounts payable and
    accrued liabilities                                 79,000          86,000
                                                    ----------      ----------

Net cash provided by operating activities            4,597,000       3,707,000
                                                    ----------     -----------

Cash flow from investing activities:
  (Additions to) cash held in escrow                   (49,000)       (128,000)
  (Additions to) reductions in other assets            239,000               -
  (Additions to) other property, plant
    and equipment                                      (41,000)        (10,000)
  Proceeds from sale of other property,
    plant and equipment                                100,000           8,000
   Costs capitalized to the full cost pool          (5,660,000)     (4,602,000)
                                                    ----------      ----------
Net cash used in investing activities               (5,411,000)     (4,732,000)

Cash flow from financing activities:
  Proceeds from private placement                            -       5,016,000
  Other payments                                             -         (43,000)
    Proceeds from borrowings                         1,600,000       3,213,000
    Principal payments on borrowings                (3,191,000)     (5,102,000)
                                                    ----------      ----------
Net cash provided by (used in) financing
  activities                                        (1,591,000)      3,084,000

Net increase (decrease) in cash and
  cash equivalents                                  (2,405,000)      2,059,000
   Cash and cash equivalents - beginning
     of period                                       5,664,000       3,714,000
                                                    ----------      ----------

Cash and cash equivalents - end of period          $ 3,259,000     $ 5,773,000
                                                    ==========      ==========


Supplemental disclosures of cash flow information
   Interest paid                                  $   203,000     $   382,000
                                                   ==========       =========

                 See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.      PROPERTY AND EQUIPMENT

    The major categories of property and equipment and related accumulated depreciation, depletion and amortization are as follows:

                                                   September 30,   December 31,
                                                       2000            1999
                                                   -------------   -------------

Oil and gas properties                             $ 89,695,000    $ 84,135,000
Office furniture and fixtures                         1,430,000       1,389,000
Building                                                217,000         217,000
Land                                                    260,000         260,000
                                                    -----------     -----------
Total property and equipment                         91,602,000      86,001,000

Accumulated depreciation, depletion,
   amortization and impairment reserve              (64,773,000)    (62,532,000)
                                                    -----------     -----------

Property and equipment, net                        $ 26,829,000    $ 23,469,000
                                                    ===========     ===========

2.      OTHER ASSETS

    Other assets consist of the following:

                                                   September 30,   December 31,
                                                       2000            1999
                                                   -------------   -------------
Plugging and abandonment escrow account
  On the WCBB properties                           $  1,659,000    $  1,610,000
Prepaid loan fees, net of amortization                        -          34,000
CD's securing letter of credit                          200,000         400,000
Deposits                                                111,000         132,000
                                                    -----------     -----------

                                                   $  1,970,000    $  2,176,000
                                                    ===========     ===========

3.      LONG-TERM DEBT

    On June 28, 2000, the Company repaid in full its credit facility at ING with cash and proceeds from a new credit facility established at Bank of Oklahoma in the amount of $1,600,000. This new credit facility calls for interest to be paid monthly in addition to twelve monthly principal reductions of $100,000 each with the remaining balance due on August 31, 2001.

    The building loan of $183,000 relates to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company's Louisiana headquarters. The building is 12,480 square feet with approximately 6,180 square feet of finished office area and 6,300 square feet of warehouse space. This building allows the Company to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

                           GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


    A break down of long-term debt is as follows:

                                                   September 30,   December 31,
                                                       2000            1999
                                                   -------------   -------------

Credit facility                                    $  1,300,000    $  2,879,000
Building loan                                           183,000         195,000
                                                    -----------     -----------
                                                      1,483,000       3,074,000

Less current portion                                  1,318,000       2,895,000
                                                    -----------     -----------
                                                   $    165,000    $    179,000
                                                    ===========     ===========

4.      COMMON STOCK OPTIONS

    During the first quarter of 2000, the Company's Chief Executive Officer, employees, and non-employee directors were granted a total of 313,635 stock options with an exercise price of $2.00 per share. The options vest 35% in January 2001, and 35% in January 2002, with the remaining options vesting in January 2003. The option agreements provide for pro-rata adjustments to options granted if the Company at any time increases the number of outstanding shares or otherwise alters its capitalization. The Company did not recognize any compensation expense related to these options, as fair value at the grant date approximated the exercise price. Options outstanding as of September 30, 2000 totaled 599,087. Of this total, 98,771 options were exercisable at September 30, 2000, with the remaining 500,316 options vesting in future periods.

5.      EARNINGS (LOSS) PER SHARE

    A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the table below:

                                  For the Three Months Ended September 30,
                                      2000                      1999
                        ----------------------------  --------------------------
                                                Per                        Per
                          Income      Shares   Share   Income     Shares  Share
                        ----------  ---------- -----  --------  --------- -----

Basic:
  Income attributable
    to Common Stock     $1,052,000  10,145,400  $.10  $178,000  4,537,796  $.04
                                                ====                       ====

Effect of Dilutive
  Securities:
    Stock options
      plans                      -     319,470               -          -
                         ---------  ----------         -------  ---------

Diluted:
  Income attributable
  to common stock after
  assumed dilutions     $1,052,000  10,464,870  $.10  $178,000  4,537,796  $.04
                         =========  ==========  ====   =======  =========  ====

                           GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

                                  For the Nine Months Ended September 30,
                                      2000                      1999
                        ----------------------------  --------------------------
                                                Per                        Per
                          Income      Shares   Share   Income     Shares  Share
                        ----------  ---------- -----  --------  --------- -----

Basic:
  Income attributable
  to Common Stock       $2,781,000  10,145,400  $.27  $689,000  3,813,537  $.18
                                                ====                        ====

Effect of Dilutive
  Securities:
    Stock options plans          -     232,276               -          -
                         ---------  ----------         -------  ---------

Diluted:
  Income attributable
  to Common Stock after
  assumed dilutions     $2,781,000  10,377,676  $.27  $689,000  3,813,537  $.18
                         =========  ==========  ====  ========  =========  ====


Also not included in the calculation of the 1999 diluted earnings per share are 253,635 stock options issued to an officer of the Company in June, 1999 and 30,000 stock options issued to certain directors in September of 1999. These potential common shares were not considered in the calculations due to their anti-dilutive effect during the periods presented. At the effective date of the Plan of reorganization, 5% of new WRT common stock was reserved to issue warrants in settlement of the reorganized Company debts. These warrants, if exercised, would entitle the holders of such warrants to acquire 272,188 of the Company's common stock. The exercise of these warrants is considered to be anti-dilutive in the calculation of earnings per share at September 30, 2000 and 1999.

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

  The following discussion is intended to assist in an understanding of the Company's financial position as of September 30, 2000 and its results of operations for the three month and the nine month periods ended September 30, 2000 and 1999. The Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 1999 annual report on Form 10-K.

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

  Estimated cumulative field gross production is 190 MMBO and 226 BCF of gas. There have been 864 wells drilled in WCBB, and of these 41 have daily current production, 40 produce intermittently, 303 are shut-in and 5 have been converted to salt water disposal wells.

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

Third Quarter Overview

  The Company has enjoyed a strong third quarter with revenues of $4.1 million dollars and net income of $1.1 million dollars. The focus of the Company in the third quarter was implementation of the drilling and development program prepared early in the year. The primary emphasis of this drilling program is in the WCBB field. Due to increased oil and gas activity related to substantial improvements in oil and gas prices, however, the Company was unable to find available drilling rigs. As a result, this program will be delayed until the 4th quarter of 2000. The Company has also conducted remedial operations in the Hackberry fields to increase production. With the additional capital provided from current pricing, the Company anticipates that it will continue its developmental program to further exploit its reserves.

The following financial table recaps the Company's operating activity for the three months and nine month periods ended September 30, 2000 as compared to the same periods in 1999.

FINANCIAL DATA (Unaudited)        Three Months Ended        Nine Months Ended
                                      September 30,           September 30,
                                   2000        1999         2000         1999
                                ----------  ----------  -----------  ----------
Revenues:
    Gas sales                   $   86,000  $   76,000  $   263,000  $  219,000
    Oil and condensate sales     3,933,000   2,436,000   10,842,000   6,621,000
    Other income, net              108,000      49,000      475,000     177,000
                                 ---------   ---------   ----------   ---------

                                 4,127,000   2,561,000   11,580,000   7,017,000
                                 ---------   ---------   ----------   ---------

Expenses:
    Operating expenses including
       production taxes          1,823,000   1,083,000    4,958,000   3,260,000
    General & administrative       355,000     369,000    1,073,000   1,265,000
                                 ---------   ---------   ----------   ---------

                                 2,178,000   1,452,000    6,031,000   4,525,000
                                 ---------   ---------   ----------   ---------

Lawsuit settlement                       -     (87,000)           -     (87,000)
Proceeds from Litigation Trust           -      75,000            -   1,342,000
                                 ---------   ---------   ----------   ---------

                                         -     (12,000)           -   1,255,000
                                             ---------                ---------

EBITDA (1)                       1,949,000   1,097,000    5,549,000   3,747,000
Depreciation, depletion
  & amortization                   761,000     720,000    2,241,000   2,574,000
                                 ---------   ---------   ----------   ---------

Income before interest,
  and taxes                      1,188,000     375,000    3,308,000   1,173,000
Interest expense                   136,000     198,000      527,000     484,000
                                 ---------   ---------   ----------  ----------

Income before income
  taxes                          1,052,000     177,000    2,781,000     689,000
                                 ---------   ---------   ----------  ----------

Income tax expense (benefit):
    Current                        389,000      65,000    1,029,000     254,000
    Deferred                      (389,000)    (65,000)  (1,029,000)   (254,000)
                                 ---------   ---------   ----------  ----------
                                         -           -            -           -
                                 ---------   ---------   ----------  ----------

Net income                      $1,052,000   $ 177,000  $ 2,781,000  $  689,000
                                 =========   =========   ==========  ==========

Per share data:
Net income                      $     0.10   $    0.04  $      0.27  $     0.18
                                 =========   =========   ==========  ==========

Weighted average common shares  10,145,400   4,537,796   10,145,400   3,813,537
                                ==========   =========   ==========  ==========

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September, 2000 and 1999

  During the three months ended September 30, 2000, the Company reported net income of $1.05 million, a $0.9 million increase from net income of $.2 million for the corresponding period in 1999. This increase is primarily due to the following factors:

  Oil and Gas Revenues. During the three months ended September 30, 2000, the Company reported oil and gas revenues of $4.0 million, a 60% increase from $2.5 million for the comparable period in 1999. This increase was due principally to an increase of 93% in the price of oil from $16.49 for the three months ended September 30, 1999 to $31.78 for the comparable period in 2000. The increase in oil revenues was offset in part by a 24 mbbls decrease in oil production. The following table summarizes the Company's oil and gas production and related pricing for the three months ended September 30, 2000 and 1999:

                                                Three Months Ended September 30,
                                                       2000        1999
                                                       ----        ----

    Oil production volumes (Mbbls)                      124         148
    Gas production volumes (Mmcf)                        20          32
    Average oil price (per Bbl)                      $31.78      $16.49
    Average gas price (per Mcf)                       $4.30       $2.38

  Production Costs. Production costs, including lease operating costs and gross production taxes, increased $.74 million, or 68%, from $1.08 million for the three months ended September 30, 1999 to $1.82 million for the comparable period in 2000. This increase is due in part to a $.251 million increase in gas lift costs and a $.14 million increase in gross production taxes.

  Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased by $.04 million, or 6% from $.72 million for the three months ended September 30, 1999 to $0.76 million for the comparable period in 2000. This increase was attributable primarily to an adjustment in the third quarter of 1999 to correct for over accrual of depreciation, depletion and amortization during the first six months of 1999.

  General and Administrative Expenses. General and administrative expenses remained constant at $.355 million for both the three months ended September 30, 1999 and 2000.

  Interest Expense. Interest expense decreased $.08 million, or 40%, from $0.20 million for the three months ended September 30, 1999 to $0.12 million for the comparable period in 2000. This decrease was principally due to principal reductions on the Company's credit facility.

  Income Taxes. As of December 31, 1999, the Company had a net operating loss carryforward of approximately $70 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $43 million, which was fully reserved by a valuation allowance at that date. Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $0.39 million was provided for the three month period ending September 30, 2000, which was fully offset by an equal income tax benefit due to operating loss carryforwards.

Comparison of the Nine Months Ended September 30, 2000 and 1999

  During the nine months ended September 30, 2000, the Company reported a net income of $2.78 million, a $2.01 million increase from net income of $0.69 million for the corresponding period in 1999. This increase is primarily due to the following factors:

  Oil and Gas Revenues. During the nine months ended September 30, 2000, the Company reported oil and gas revenues of $11.11 million, a 63% increase from $6.84 million for the comparable period in 1999. This increase was due principally to an increase of 103% in the price of oil from $14.65 for the nine months ended September 30, 1999 to $29.78 for the comparable period in 2000. The increase in oil revenues was offset in part by a 88 mbbls decrease in oil production. The following table summarizes the Company's oil and gas production and related pricing for the nine months ended September 30, 2000 and 1999:

                                                 Nine Months Ended September 30,
                                                        2000        1999
                                                        ----        ----

    Oil production volumes (Mbbls)                       364         452
    Gas production volumes (Mmcf)                         90          93
    Average oil price (per Bbl)                       $29.78      $14.65
    Average gas price (per Mcf)                        $2.92       $2.35

  Production Costs. Production costs, including lease operating costs and gross production taxes, increased $1.70 million, or 52%, from $3.26 million for the nine months ended September 30, 1999 to $4.96 million for the comparable period in 2000. This increase was due primarily to an increase in gas lift cost from $0.43 million in 1999 to $1.24 million in 2000 combined with an increase in gross production taxes from $.67 million in 1999 to $1.09 million in 2000.

  Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $.33 million, or 13% from $2.574 million for the nine months ended September 30, 1999 to $2.241 million for the comparable period in 2000. This decrease was attributable primarily to a 88 mbbls or 19% decrease in oil production.

  General and Administrative Expenses. General and administrative expenses decreased $0.18 million, or 14%, from $1.27 million for the nine months ended September 30, 1999 to $1.09 million for the comparable period in 2000. This decrease was due primarily to the Company's efforts to reduce personnel and overall general and administrative costs.

  Interest Expense. Interest expense increased $.03 million, or 5%, from $0.48 million for the nine months ended September 30, 1999 to $0.51 million for the comparable period in 2000. This increase was principally due to accrual of $.23 million in interest on amounts owed to Texaco during the nine months ended September 30, 2000 offset in part by principal reductions in the Company's credit facility.

  Litigation Trust. In June 1999, the Company received proceeds of $1,267,000 from the Trust. Since the Company had no basis in the Litigation Trust, the Company recognized the entire proceeds of $1,267,000 as income in the month in which it was received. No revenues were received from the Litigation Trust for the comparable period in 2000.

  Income Taxes. As of December 31, 1999, the Company had a net operating loss carryforward of approximately $70 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $43 million, which was fully reserved by a valuation allowance at that date. Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $1.03 million was provided for the nine month period ended September 30, 2000, which was fully offset by an equal income tax benefit due to operating loss carryforwards.

Liquidity and Capital Resources

Operating Activities

  Net cash flow provided by operating activities for the nine months ended September 30, 2000 was $4.60 million, as compared to net cash flow provided by operating activities of $3.71 million for the comparable period in 1999. This increase is due primarily to increased oil prices and continued decreases in general and administrative expenses, offset in part by the decrease in oil and gas production volumes and increases in production costs.

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

In the first quarter, Gulfport reprocessed 3-D seismic data at West Cote Blanche Bay. To date the Company has completed approximately 80% of the interpretation of the seismic data. The reprocessed data will enable the Company's geophysicists to generate new prospects and confirm existing prospects in the intermediate zones in the field thus creating a portfolio of new drilling opportunities in the most prolific depths of the field.

During the six months ended June 30, 2000 Gulfport undertook a program to upgrade its infrastructure by enhancing its existing facilities to increase operating efficiencies, increase volume capacities and lower lease operating expenses. Among the specific projects the Company chose to undertake was the expansion of the saltwater disposal capacity and the replacement of gas compressors at West Cote Blanche Bay and the replacement of the gas lift system with pumping units in a portion of the Hackberry Field.

During the third quarter of 2000, the Company completed the conversion of an existing inactive wellbore into a salt-water disposal well at West Cote Blanche Bay. The new well is capable of disposing in excess of 10,000 barrels of saltwater per day, which reduces the strain on the entire disposal system. The new disposal well also allows Gulfport to produce wells with high water and low oil cut thereby increasing overall field production. The Company now has capacity to dispose of in excess of 40,000 barrels of saltwater per day at West Cote Blanche Bay and currently averages 25,000 barrels to 30,000 barrels a day.

Also during the third quarter, Gulfport worked over and performed recompletion operations on several wells at their West Cote Blanche Bay and Hackberry Fields. These recompletions and workovers served to replace declining production. The Company completed the installation of pumping units in their West Hackberry and M.P. Erwin Leases which makes it unnecessary to purchase natural gas from third parties for gas lift during this time of record natural gas prices for these leases.

Capital Requirements and Resources

  The primary capital commitments faced by the Company are the capital expenditures required to continue developing the Company's proved reserves and the required principal payments on its Credit Facility.

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

  During the nine month ended September 30, 2000, the Company invested $5.66 million in property and equipment as compared to $4.6 million during the comparable period in 1999.

  Net cash used in financing activities was $1.59 million for the nine months ended September 30, 2000 compared to $3.08 million contributed by financing activities for the same period in 1999. During 1999 financing activities included $5.02 million in proceeds from a private placement. The net cash used in financing activities during 2000 reflects principal reductions on the Company's credit facility and building loan.


COMMITMENTS

Plugging and Abandonment Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's obligations plugging and abandonment obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. The Company ceased making the required monthly contributions to the plugging and abandonment escrow account in June 1999 and is currently negotiating a settlement of this issue with Texaco. As of September 30, 2000, the plugging and abandonment trust totaled $1,659,000. These funds are invested in a U.S. Treasury Money Market. In October, 2000, the Company started making its required monthly contribution again.

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

        1.  Proxy Statement
        2.  Election of Directors


ITEM 5.  OTHER INFORMATION

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        No reports filed on Form 8-K during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GULFPORT ENERGY CORPORATION

Date:  November 14, 2000


                                       /s/Mike Liddell
                                       -----------------------------------------
                                       Mike Liddell
                                       Chief Executive Officer