Form 10-K
period 2000-12-31
GULFPORT ENERGY CORP
filed 2001-04-02
CIK 874499

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

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                         Commission File Number 1-10192


                           Gulfport Energy Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             73-1521290
 -------------------------------                          ---------------------
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

         All shares of common and preferred stock outstanding prior to the Effective Date of the Plan of Reorganization (July 11, 1997) were canceled on the Effective Date. The number of shares of the registrant's Common Stock, $0.01 par value, outstanding at March 31, 2001 was 10,145,400. The aggregate market value of the voting stock held by non-affiliates of Gulfport using an average trading price in December 2000 was $10,562,000.

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

Yes  X     No
   -----      -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Common Stock Issued Outstanding December 31, 2000:     10,145,400
Common Stock Issued Outstanding February 1, 2001:      10,145,400


                       DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

                                                                           Page

Disclosure Regarding Forward-Looking Statements...........................    4

                                     Part I

Item 1. Business   ........................................................   4
Item 2. Properties ........................................................  13
Item 3. Legal Proceedings..................................................  15
Item 4. Submission of Matters to a Vote of Security Holders................  15

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related
          Shareholder Matters  ............................................  16
Item 6. Selected Financial Data ...........................................  16
Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................  18
Item 8. Financial Statements and Supporting Data...........................  24
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  24

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act................  24
Item 11. Executive Compensation............................................  26
Item 12. Security Ownership of Certain Beneficial Owners and Management....  29
Item 13. Certain Relationships and Related Transactions....................  30

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8K...............................................  30

          Signatures ......................................................  32

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts, included in this Form 10-K that address activities, events or developments that Gulfport Energy Corporation ("Gulfport" or the "Company"), a Delaware corporation, formerly known as WRT Energy Corporation ("WRT"), expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of Gulfport's business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by Gulfport in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with Gulfport's expectations and predictions is subject to a number of risks and uncertainties, general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by Gulfport; competitive actions by other oil and gas companies; changes in laws or regulations; and other factors, many of which are beyond the control of Gulfport. Consequently, all of the forward-looking statements made in the Form 10-K are qualified by these cautionary statements and there can be no assurances that the actual results or developments anticipated by Gulfport will be realized, or even if realized, that they will have the expected consequences to or effects on Gulfport, its business or operations.


                                     PART I

Item 1. Business

Description of Business

        Gulfport is an independent oil and gas exploration and production company with properties located in the Louisiana Gulf Coast. Gulfport has a market enterprise value of approximately $41.0 million dollars and generated EBITDA of $8.4 million dollars for the twelve months ended December 31, 2000. As of December 31, 2000, the Company had in excess of 25 MMBOE proved reserves with a present value (10%) of estimated future net reserves of $280 million dollars.

        Gulfport is actively pursuing further development of its properties in order to fully exploit its reserves. The Company has a substantial portfolio of low risk developmental projects for the next several years providing the opportunity to increase production and cash flow. Gulfport's developmental program is designed to reach the Company's high impact, higher potential rate of return prospects through the penetration of several producing horizons.

        Additionally, Gulfport owns 3-D seismic data, which along with the Company's technical expertise, will be used to identify exploratory prospects and test undrilled fault blocks in this existing fields.

Background

        Gulfport is the successor of WRT Energy Corporation ("WRT"). WRT filed for bankruptcy in February 1996. Gulfport emerged as the reorganized company in July 1997.

Principal Oil and Gas Properties

      Gulfport owns interests in a number of producing oil and gas properties located along the Louisiana Gulf Coast. The following is a map showing the locations of Gulfport's principal oil and gas properties.

(MAP OMITTED)

        Gulfport serves as the operator of substantially all of the properties in which it holds a working interest with the exception of the Texaco well and deep rights at West Cote Blanche Bay. The following table presents certain information as of January 1, 2001 reflecting Gulfport's net interest in its producing oil and gas properties.

                                                                           Net Proved Reserves
                                                                              As of 1/1/01
                                                                          -------------------
Field           NRI/WI    Active Wells   Shut-in wells (1)  Acreage (2)      Gas       Oil        Total
                          ------------   -----------------  -----------
               Percentages  Gross   Net    Gross   Net      Gross    Net    MBOE      MBOE        MBOE
----------    -----------------------------------------------------------------------------------------

E. Hackberry   78.7/100      13     13      77      77     3,147    3,147    644       3,260      3,904

W. Hackberry   87.5/100       3      3      24      24       592      592     47         283        330

West Cote
Blanche Bay(3) 78.7/100      54     53     306     303     4,590    4,590  2,193      18,015     20,208

Overrides/
Royalty        Various       17      2       4       1       403      403    147         540        687
                         ------------------------------------------------------------------------------
Total (4)                    87   70.5     411     405     8,732    8,732  3,031      22,098     25,129
                         ==============================================================================


(1) The following wells produce on an intermittent basis: East Hackberry - 3; West Hackberry - 1; and West Cote Blanche Bay - 6.
(2) All of Gulfport's acreage is Developed Acreage.
(3) Includes 1 producing well and 3 shut-in wells attributable to depths below the Rob "C" Marker ("Deep Rights"). Gulfport has a 7.45% non-operated working interest (5.84% NRI) in the Deep Rights. The Deep Rights are operated by Texaco Exploration and Production, Inc.
(4) In the future, Gulfport will have to plug and abandon almost 500 wellbores. Gulfport's strategy to meet this obligation is to plug at twenty wells a year at WCBB, three at Hackberry and to invest in plugging escrow accounts. The Company continually deposits money in the West Cote Blanche Bay Escrow Account, which currently has a balance in excess of $1.7 million dollars. Additionally, Gulfport has a $200,000 letter of credit dedicated to the plugging operations at East Hackberry.

        All of the oil and gas leases in which Gulfport owns an interest have been perpetuated by production. The operator may surrender the leases at any time by notice to the lessors, or by the cessation of production.

East Hackberry Field

(Map Omitted)

Location and Land

      The East Hackberry Field is located along the western shore of Lake Calcasieu in Cameron Parish, Louisiana approximately 80 miles west of Lafayette and 15 miles inland from the Gulf of Mexico. In February 1994, Gulfport purchased a 100% working interest (approximately 79% average NRI) in certain producing oil and gas properties situated in the East Hackberry Field. The purchase included two separate lease blocks, the Erwin Heirs Block which is located on land originally developed by Gulf Oil Company (now Chevron Corporation), and the adjacent State Lease 50 Block which is located primarily in the shallow waters of Lake Calcasieu, originally developed by Texaco. The two lease blocks together contain 3,147 acres.

      In September 1994, Gulfport sold an overriding royalty interest equal to a 50% working interest in certain producing oil and gas wells situated in the East Hackberry Field to Milam Royalty Corporation a subsidiary of J. P. Morgan and Company. In April 1999, Gulfport purchased the overriding royalty interest back from the then current owner, Queen Sand Resources, Inc. giving Gulfport a 100% working interest in the field.

Geology

      The Hackberry Field is a major salt intrusive feature, elliptical in shape as opposed to a classic "dome," divided into East and West field entities by a saddle. Structurally, Gulfport's East Hackberry acreage is located on the eastern end of the Hackberry salt ridge. There are over 30 pay zones at this field. The salt intrusion trapped Oligocene through Lower Miocene rocks in a series of complex, steeply dipping fault blocks. The Camerina sand series is a prolific producer with 1-2 MMBL per well of oil potential. Gulfport's wells currently produce from perforations found between 5,100' and 12,200'.

Area History and Production

      The East Hackberry field was discovered in 1926 by Gulf Oil Company (now Chevron Corporation) by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 2000 was 111 million barrels of oil with casinghead gas production being 60 billion cubic feet of gas. There have been a total of 170 wells drilled on Gulfport's portion of the field with 13 having current daily production; three produce intermittently; 77 wells are shut-in and 4 wells have been converted to salt water disposal wells. The remaining 72 wells have been plugged and abandoned. During 2000 daily net production averaged 306 barrels of oil and 4,404 barrels of water with a limited amount of gas.

Facilities

      Gulfport has land-based production and processing facilities located at the East Hackberry Field. The facility is comprised of two dehydrating units and four disposal pumps. Gulfport also has a field office that serves both the East and West Hackberry fields. Due to the high cost of gas, Gulfport converted the Erwin Heirs Block from gas lift to other lifting methods in 2000 and returned the rental compressors. Gulfport reactivated three pumping units from inventory and purchased an additional surface unit and two electric submersible pumps.

2000 Activity

        Gulfport successfully recompleted one well on the Erwin Heirs portion of East Hackberry. In addition to the recompletions, the Company also conducted several remedial operations that included repairing holes in tubing and casing, the repair and replacement of downhole pumps and replacing parted tubing.

West Hackberry Field

Location and Land

     The West Hackberry Field is located on land and is five miles West of Lake Calcasieu in Cameron Parish, Louisiana approximately 85 miles west of Lafayette and 15 miles inland from the Gulf of Mexico. In November 1992, Gulfport purchased a 100% working interest (approximately 80% average NRI, subsequently increased to approximately 87.5% NRI) in 592 acres within the West Hackberry Field.

     Gulfport's leases at West Hackberry are located within two miles of one of the United States' Department of Energy's Strategic Petroleum Reserves. The West Hackberry storage facility occupies 525 acres and has capacity to store 222 million barrels of oil in underground salt caverns.

Geology

     Structurally, Gulfport's West Hackberry acreage is located on the western end of the Hackberry salt ridge. (See graphic above.) There are over 30 pay zones at this field. West Hackberry consists of a series of fault-bounded traps in the Oligocene-age Vincent and Keough sands associated with the Hackberry Salt Ridge. Recoveries from these thick, porous, water-drive reservoirs have resulted in per well cumulatives of almost 700 BOE.

Area History and Production

        The first discovery well at West Hackberry was drilled in 1938 and was developed by Superior Oil Company (now Exxon-Mobil Corporation) between 1938 and 1988. The estimated cumulative oil and condensate production through 2000 was 170 million barrels of oil with casinghead gas production of 120 billion cubic feet of gas. There have been 36 wells drilled to date on Gulfport's portion of West Hackberry and currently 3 are producing, 24 are shut-in and 1 well has been converted to a saltwater disposal well. The remaining 8 wells have been plugged and abandoned. During 2000, daily net production averaged 46 barrels of oil and 167 barrels of water with a limited amount of gas.

Facilities

      Gulfport has land-based production and processing facilities located at the West Hackberry field. Gulfport has two dehydrating units and one disposal pump. During 2000, due to the high cost of gas, Gulfport converted the West Hackberry field from gas lift to other lifting methods. The Company reactivated two pumping units from inventory and sold a company owned compressor. Gulfport maintains a field office that serves both the East and West Hackberry fields.

2000 Activity

        Gulfport had one unsuccessful recompletion at West Hackberry. In addition to the recompletion, the Company also conducted remedial operations that included repairing holes in tubing and casing, the repair and replacement of downhole pumps and replacing parted tubing.

West Cote Blanche Bay Field

(Map Omitted) (Type Log Omitted)

Location and Land

      The West Cote Blanche Bay (WCBB) Field lies approximately five miles off the coast of Louisiana primarily in St. Mary Parish in a shallow bay, with water depths averaging eight to ten feet. Gulfport originally acquired from Texaco a 6.25% working interest in all zones in the WCBB field in July 1988. In April 1995, Gulfport completed the purchase of an additional 43.75% working interest in the WCBB field from an affiliate of Benton Oil and Gas Company and two affiliates of Tenneco, Inc. as to those rights lying above the base of the Rob "C" marker, located at approximately 10,500'. The sellers retained their interests in all depths below the base of the Rob "C" marker. In July, 1997 Gulfport acquired the remaining 50% working interest in the WCBB field in depths above the Rob "C" marker from Texaco and became the operator of the shallow rights in the field. In 1999 Gulfport exercised a preferential right to purchase an additional 1.00% working interest in the rights below the Rob "C" marker. Currently Gulfport owns a 100% working interest (78.66% NRI) and is the operator in the depths above the Rob "C" marker and owns a 7.45% non-operated working interest (5.84% NRI) in depths below the Rob "C" marker. Texaco is the operator below the base of the Rob "C" marker. Gulfport's leasehold at WCBB covers a portion of Louisiana State Lease 340 and contains 4,590 acres.

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

Area History and Production

      Texaco drilled the discovery well in 1940 based on a seismic and gravitational anomaly. WCBB was subsequently developed on an even 160-acre pattern for much of the remainder of the decade. Developmental drilling continued and reached its peek in the 1970's when over 300 of the over 800 total wells were drilled in the field. Of the over 800 wells drilled, only 80 were dry holes and many of these were capable of hydrocarbon production. As a result, the field has an historic success rate of over 90% for all wells drilled. The cumulative gross production for the average producer in the field was 237 MBO, with over 100 of those wells (14% of total wells) producing in excess of 500 MBO. As of January 1, 2001, field cumulative gross production was 190.5 MMBO and 232 BCF of gas.

      There have been 864 wells drilled in WCBB. Of these, 54 are currently producing, 306 are shut-in and five have been converted to salt water disposal wells. The balance of the wells (or 499) have been plugged and abandoned. During 2000, Gulfport's net current daily production averaged 1,066 barrels of oil, 255 MCF of gas and 2,213 barrels of water at WCBB.

      In 1991 Texaco conducted a 70 square mile 3-D seismic survey with 1,100 shot points per mile that processed out 100 fold. In 1993, an undershoot survey around the crest and production facilities was added. Gulfport owns the rights to the seismic data. In December of 1999 Gulfport completed the re-processing of the seismic data and currently has its technical staff developing prospects from the data. The reprocessed data will enable Gulfport to identify prospects in areas of the field that would otherwise remain obscure.

Facilities

      Gulfport owns and operates a production facility at WCBB. The platform stretches over a mile and is equipped with a 30 MMCF capacity dehydrating system, three compressors totaling 4000 horsepower and three 225 horsepower triplex saltwater disposal pumps. Gulfport has made continual improvements to this facility to enable it to function more efficiently and lower lease operating expense at WCBB. Some of the improvements in 2000 include repairing and replacing flowlines and gas lift lines, installing electric flow meters to more accurately measure gas, cleaning out existing salt water disposal wells and converting a shut-in well to a saltwater disposal well. Gulfport generates cash flow by handling other companies' saltwater and gas through the facility for a fee. In 2000, Gulfport earned an average of $63,000 a month from facility charges.

2000 Activity

        During 2000, Gulfport successfully drilled two developmental oil wells and one developmental gas well. An unsuccessful well was drilled to a shallow exploratory target. Gulfport successfully re-completed three wells at WCBB and had no unsuccessful recompletions. The Company plugged 24 wells at WCBB during 2000 at an average cost of $13,700 per well. Gulfport has plugged 64 wells in this field since beginning its plugging program in 1997.

2001 Field Activity

      West Cote Blanche Bay

      In 2001, Gulfport continues to use the re-processed 3-D seismic data to identify and confirm intermediate and shallow prospects at WCBB. Gulfport planned to begin a new drilling program in October of 2000 but was delayed due to industry wide equipment and crew unavailability. The drilling program did commence in early January 2001 and to date Gulfport has drilled, logged and run pipe on four intermediate depth wells, with total depths averaging approximately 9,000 feet, and is in the process of drilling a fifth well to 9,000 feet. All wells drilled in this program to date appear productive and are in the process of being completed. Gulfport has an additional two to four wells to drill in this program depending on cash flow, product prices, results and rig availability. The Company anticipates that these wells will access significant oil and gas deposits with all of the wells having multiple targets ranging from relatively low risk proven undeveloped objectives to higher potential exploratory targets. Gulfport believes that by taking most current and future wells to a 9,000 feet target depth range increases the serendipity factor, i.e. giving a well the chance to encounter otherwise unknown reserves. Gulfport also has plans to begin another four to six intermediate depth well drilling program during the summer of 2001.

 East and West Hackberry

      Gulfport has plans to workover or re-complete six wells and test fourteen shut-in wells in the State Lease 50 portion of East Hackberry during 2001. Gulfport also plans to re-activate a satellite tank battery plus additional facility upgrades at State Lease 50 and the Erwin Heirs portions of East Hackberry.

        Gulfport successfully sidetracked a well in the West Hackberry Field in February of 2001 and the well is currently waiting on completion.

Texaco Operated Well

      In June of 1999, Gulfport executed a sublease in favor of Texaco of an approximate 72 acre block below the base of the 8 Sand, located at approximately 9,060 feet, at WCBB and reserved a 25% back-in working interest after the proceeds of the well totaled $1,000,000. Texaco has informed Gulfport that the well reached the payout point in December 1999.

Overriding Royalty Interests

      Gulfport owns overriding royalty interests in an additional 14 producing oil and gas wells lying in four fields. When Gulfport sold its interest in the Bayou Penchant Field to Castex Energy 1996 Limited Partnership effective April 1, 1998, Gulfport retained a 10% overriding royalty interest in this field. The Bayou Penchant field is located in Terrebonne Parish, Louisiana and the 2000 average daily gross production from nine producing wells was over 2,000 MCF of gas.

      Gulfport also owns a 2.5% overriding royalty interest in three producing wells at the Napoleonville Field retained when Gulfport sold its interest to Plymouth Operating Company in 1998. The Napoleonville field is located in Assumption Parish, Louisiana and averaged 160 barrels of oil per day in 2000.

        Additionally, Gulfport owns a net profits interest in one producing well and all the leasehold rights in the South Atchafalaya Bay Field located in St. Mary Parish, Louisiana. This well was placed on production in late 1999. These interests provided $57,000 in net revenue to Gulfport in 2000.

        The land occupied by a warehouse owned by Gulfport in Lafayette, LA covers approximately one acre. The mineral rights underlying the building were included in a unit drilled by Newfield Exploration Company. In April 2000, effective June 1999, Gulfport backed into a working interest in the Gladys Garber #1 well. During 2000, the well generated over $58,000 net to Gulfport's interest.

Fee Minerals and Surface Interest

      Gulfport owns 230 net acres of fee minerals and surface interest adjacent to its West Hackberry Field in Cameron Parish, Louisiana. This property currently contains six producing wells.

Castex Energy 1996 Limited Partnership

      In 1998, Gulfport sold a package of oil and gas properties to Castex Energy 1996 LP for $8.8 million dollars. As additional consideration for the sale, Gulfport was granted a 25% interest in the limited partnership that vests once the investment in the partnership pays out. The Limited Partnership owns and operates several oil and gas fields located along the Gulf Coast.

Other Interests

Litigation Trust

        Gulfport owns a 12% interest in the Trust (the "Litigation Trust") that was established in WRT's bankruptcy to pursue litigation connected with the WRT.

      The Litigation Trust filed approximately 400 preference actions and several substantive actions alleging fraud, malpractice and other wrongdoings. At this time, Gulfport cannot estimate what the potential future recovery from the litigation will be.

Oil and Gas Marketing

      Gulfport sells its oil and gas at the wellhead and does not refine petroleum products. Other than normal production facilities, Gulfport does not own an interest in any bulk storage facilities or pipelines. As is customary in the industry, Gulfport sells its production in any one area to relatively few purchasers, including transmission companies that have pipelines near Gulfport's producing wells. Gas purchase contracts are generally on a short-term "spot market" basis and usually contain provisions by which the prices and delivery quantities for future deliveries will be determined. The majority of Gulfport's crude oil production in 2000 was sold on contracts based on postings plus a premium. These premiums are based on an average paid by several purchasers minus a handling charge per barrel of oil.

        During 2000, oil sales to Black Hills Energy Co. and Equiva Trading Company accounted for 74% and 17%, respectively of Gulfport's oil sales. Gulfport had no other purchasers that accounted for greater than 10% of it's oil sales. Gulfport had no gas purchaser's that accounted for more than 10% of it's total sales.

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

Headquarters and Other Facilities

        Gulfport lease office space in Oklahoma City, Oklahoma under a lease covering approximately 7,000 square feet that expires in 2001. The monthly rent is approximately $9,300.

      In 1996, Gulfport purchased a building in Lafayette, Louisiana to be used as Gulfport's Louisiana headquarters. The 16 year-old building contains 12,480 total square feet with 8,180 square feet of finished office area and 6,300 square feet of clear span warehouse area. The mortgage balance was approximately $178,600 as of January 1, 2001 with an estimated fair market value of $350,000.00. This building allows Gulfport to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

Employees

      At December 31, 2000, Gulfport had 11 employees. A Louisiana well servicing company serves as contract operator of the fields and provides all necessary field personnel.

Item 2. Properties

Oil & Gas Reserves

      The oil and gas reserve information set forth below represents estimates as prepared by the independent engineering firm of Netherland, Sewell and Associates, Inc. Reserve engineering is a subjective process of estimating volumes of economically recoverable oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing, and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and gas that are ultimately recovered. Estimates of economically recoverable oil and gas and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices, and future production rates and costs.

        The following table sets forth estimates of the proved oil and gas reserves of Gulfport at December 31, 2000, as estimated by Netherland, Sewell & Associates, and independent engineering firm.

                                                   JANUARY 1, 2001
                                                   ---------------

Proved Reserves                      Developed       Undeveloped       Total
                                     ---------       -----------       -----

Oil (MBBLS)                            3,066           19,031          22,098
Gas (MMCF)                             2,077           16,111          18,188
MBOE                                   3,412           21,717          25,129
Year-end present value (10%) of
  estimated future net revenue   $36,629,100     $244,264,700    $280,893,800

      Total proved reserves decreased to 25,129 MBOE at January 1, 2001 from 26,967 at January 1, 2000. This decrease in reserves is mainly attributable to natural production declines.

      The estimated future net revenues as prepared by the independent engineering firm of Netherland, Sewell and Associates, Inc. set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions prevailing at December 31, 2000. The estimated future production is priced at December 31, 2000 without escalation using $26.80 per BBL and $9.52 per MCF.

      In compliance with federal law, Gulfport files annual reports with the Energy Information Agency of the U.S. Department of Energy with respect to its production of oil and gas during each calendar year and its estimated oil and gas reserves at the end of each year.

Production, Prices, and Production Costs

      The following is a table and graph of Gulfport's monthly net production in 2000.

(Table and Graph Omitted)

      The  following  table  demonstrates  the oil and gas  production  volumes,
average  sales  prices  and  average  lease  operating   expenses  received  for
production years ended 2000, 1999 and 1998.



                                                    Year Ended December 31
                                               -------------------------------
Production Volumes:                             2000         1999        1998
                                               ------       ------      ------

Oil (MBBLS)                                     530          576         441

Gas (MMCF)                                       83          107         421

Oil Equivalents (MBOE)                          544          594         512

Average Prices

Oil (per BBL)                                $29.76       $16.86      $15.48

Gas (per MCF)                                $ 4.04       $ 2.83      $ 2.30

Oil Equivalents (per MBOE)                   $29.62       $16.86      $15.18

Average Production Costs (per BOE)           $ 9.35       $ 6.18      $14.01

Average Production Taxes (per BOE)           $ 3.02       $ 1.64      $ 1.49


        Drilling and Recompletion Activities

        The following table contains data with respect to certain of Gulfport's field operations during the years ended December 31, 2000, 1999 and 1998. Gulfport drilled no exploratory wells during the periods presented.

                                      2000             1999            1998

                                 Gross    Net     Gross    Net     Gross    Net
                                -------------     ------------     -------------
Recompletions,Sidetracks and
  Deepenings
Oil                              4        4       15        15      7        4.7

Gas                              0        0        0         0      0         0

Non-Productive                   1        1       12        12      0         0
                                -------------     ------------     -------------

TOTAL:                           5        5       27        27      7        4.7
                                =============     ============     =============

Development Wells:

Oil                              2        2        5        5        0        0

Gas                              1        1        0        0        0        0

Non-Productive                   1        1        1        1        0        0
                                -------------      -----------     -------------

TOTAL:                           4        4        6        6        0        0
                                =============      ===========     =============

Title to Oil and Gas Properties

      It is customary in the oil and gas industry to make only a cursory review of title to undeveloped oil and gas leases at the time they are acquired and to obtain more extensive title examinations when acquiring producing properties. In future acquisitions, Gulfport will conduct title examinations on material portions of such properties in a manner generally consistent with industry practice. Certain of Gulfport's oil and gas properties may be subject to title defects, encumbrances, easements, servitudes or other restrictions, none of which, in management's opinion, will in the aggregate materially restrict Gulfport's operations.

Item 3. Legal Proceedings

              Gulfport has been named as a defendant in various lawsuits. The ultimate resolution of these matters is not expected to have a material adverse affect on the Company's financial condition or results of operations for the periods presented in the financial statements.


Item 4. Submission of Matters to a Vote of Security Holders

        On August 24, 2000 the Board of Directors nominated five persons to serve on the Board of Gulfport. On September 1, 2000, the holders of a majority of the outstanding shares of Gulfport's common stock executed a written consent electing the five nominated persons as directors of Gulfport. Each director will serve until the next annual meeting or until he is succeeded by another qualified director who has been elected.

      The annual shareholder meeting for Gulfport has not been scheduled as of the date of this filing.

Item 4a.  Executive Officers of the Registrant.

        The officers of Gulfport are as follows:

                  Name                 Age      Position
                  ----                 ---      --------

               Mike Liddell            47      Chairman of the Board, Chief
                                                Executive Officer, President and
                                                Director

               Michael G. Moore        44      Vice President and Chief
                                                Financial Officer

               Lisa Holbrook           30      Vice President, General Counsel
                                                 and Secretary

        Mike Liddell has served as a director of Gulfport since July 11, 1997, as Chief Executive Officer since April 28, 1998 and as Chairman of the Board since July 28, 1998. Mr. Liddell has served as President of Gulfport since July 2000. In addition, Mr. Liddell served as Chief Executive Officer of DLB from October 1994 to April 28, 1998, and as a director of DLB from 1991 through April 1998. From 1991 to 1994, Mr. Liddell was President of DLB. From 1979 to 1991, he was President and Chief Executive Officer of DLB Energy. He received a B.S. degree in education from Oklahoma State University. He is the brother of Mickey Liddell.

        Michael G. Moore has served as Vice President and Chief Financial Officer since July 2000. From May 1998 through July 2000, Mr. Moore served as Vice President and Chief Financial Officer of Indian Oil Company. From September 1995 through May 1998, Mr. Moore served as Controller of DLB Oil & Gas, Inc. Prior to that, Mr. Moore served as Controller of LEDCO, Inc., a Houston based gas marketing company. Mr. Moore received both his B.B.A degree in finance and his M.B.A. from the University of Central Oklahoma.

        Lisa Holbrook has served as Vice President and Secretary of Gulfport since November 5, 1999, and as General Counsel since April 28, 1998. In addition, Ms. Holbrook served as Assistant General Counsel of DLB until April 1998. Ms. Holbrook received a B.A. in political science from Southwestern Oklahoma State University. In 1996, Ms. Holbrook received her J.D. from Oklahoma City University Law School where she graduated with highest distinction.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

        Gulfport's Common Stock is traded on the NASD OTC Bulletin Board under the symbol GPOR. The following table sets forth the high and low sales prices for the Common Stock in each quarter:

  YEAR ENDED DECEMBER 31, 2000                      LOW        HIGH
  ----------------------------                     -----       -----
        First Quarter                              $2.125     $2.875
        Second Quarter                             $2.50      $5.375
        Third Quarter                              $4.125     $4.937
        Fourth Quarter                             $3.750     $4.875


        Holders of Record

      At the close of business on February 1, 2001 there were 10,145,400 shares of Common Stock outstanding held by 381 shareholders of record.

        Dividend Policy

      Gulfport has never paid dividends on the Common Stock. Gulfport currently intends to retain all earnings to fund its operations. Therefore, Gulfport does not intend to pay any cash dividends on the Common Stock in the foreseeable future.

Item 6.   Selected Financial Data

        As a result of the Reorganization Case and Plan, which was consummated and became effective on July 11, 1997, Gulfport was required to present its financial statements pursuant to fresh start reporting standards. Accordingly, the financial statements of Gulfport are not comparable to the financial statements of WRT. However, in the case of the statement of operations, the Company believes that comments comparing calendar years are appropriate in order to provide a more meaningful understanding of Gulfport's operations.

        The following selected financial data as of and for the years ended December 31, 2000, 1999 and 1998, and as of and for the five months 21 days ended December 31, 1997, for Gulfport and for the six months and 10 days ended July 10, 1997, for the Predecessor Company are derived from the consolidated financial statements of Gulfport included elsewhere in the Annual Report. The selected financial data at December 31, 1996 and for the year then ended have been derived from historical consolidated financial statements of WRT. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Gulfport and the notes thereto included elsewhere in this Annual Report.

                                                Reorganized Company                  Predecessor Company
                                     -------------------------------------------   ------------------------

                                                                      July 11,     Six Months
                                              Year ended              1997 to       10 Days     Year ended
                                             December 31,           December 31,    July 10,   December 31,
                                      --------------------------                               ------------
                                      2000       1999       1998        1997          1997         1996
                                      ----       ----       ----        ----          ----         ----
Statement of Operation Data                        (in thousands, except per share amounts)

Oil and gas sales                   $16,117    $10,018    $ 8,298    $ 9,456         $10,138    $24,019
                                    -------    -------    -------    -------         -------    -------
Operating expenses                   11,635      9,978     66,415     11,478          11,002     40,855
                                    -------    -------    -------    -------         -------    -------
Net income (loss) from operations     4,482         40    (58,117)    (2,022)           (864)   (16,836)
                                    -------    -------    -------    -------         -------    -------
Interest expense                        596        934      1,534        727           1,106      5,562

Proceeds for litigation trust             -      1,342          -          -               -          -

Reorganized cost                          -          -          -          -          (7,771)    (7,345)

Net income (loss) before dividends

    on preferred stock an             4,459        641    (59,109)    (1,713)         (9,615)   (29,387)

Extraordinary item                        -          -          -          -          88,723          -

Net income (loss) before dividends

    on preferred stock                4,459        641    (59,109)    (1,713)        $79,108   $(29,387)

Dividends on preferred stock              -          -          -          -          (1,510)    (2,846)

Net income (loss) available to

    common stock                      4,459        641    (59,109)    (1,713)        $77,598   $(32,233)

Earnings (loss) per common and

    common share equivalent            0.44       0.13     (72.34)     (3.88)          N/A          N/A

  Average common and common

    equivalent shares outstanding    10,145      5,120        817        442           9,539      9,539

Capital expenditures                $ 6,658    $ 7,147    $   991    $ 5,644       $   2,562    $ 4,823

                                                                               Predecessor
                                               Reorganized Company              Company
                                      --------------------------------------   -----------
                                      2000       1999       1998      1997        1996
                                      ----       ----       ----      ----        ----

Balance Sheet Data

Working capital (deficit)           $   169    $(1,352)   $(3,204)   $  (719)    $(148,932)

Property, plant and equipment, net   26,692     23,469     19,990     81,507        56,899

Total assets                         36,178     33,484     27,568     92,346        68,076

Long term debt                          301        179        381     13,528             -

Shareholders' equity (deficit)      $28,573    $24,114    $18,503    $70,280     $ (60,551)



(1) Operating expenses for 1998 include non-cash charges of $50,131,000 for impairment of oil and gas properties, $271,000 for abandonment of long-lived assets and a $244,000 provision for doubtful accounts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the Company's financial condition and results of operations is based in part on the consolidated financial statements and the notes thereto included elsewhere in this Annual Report and should be read in conjunction therewith.

        Credit Facility

        On July 11, 1997 Gulfport entered into a $15,000,000 credit facility with ING (U.S.) Capital Corporation. During 1998 and 1999, there were two amendments to the facility and the maturity date was reset to June 30, 2000. On June 28, 2000, the Company repaid in full its credit facility at ING and established a new credit facility at Bank of Oklahoma ("BOK"). Gulfport was advanced $1.6 million on this new facility, which calls for interest payments to be made monthly in addition to twelve monthly principal payments of $100,000, with the remaining unpaid balance due on August 31, 2001. On March 22, 2001, Gulfport executed a new note with BOK increasing the availability to $1,760,000, increasing the monthly payments slightly to $110,000 beginning July 1, 2001 and extending the maturity date to October 1, 2002. This new note replaces the original BOK note dated June 28, 2000.

      Accounting Change

      Before July 11, 1997, Gulfport used the successful efforts method for reporting oil and gas operations. On July 11, 1997, Gulfport converted to the full cost pool method of accounting for its oil and gas operations.

        Due to the restating of property values to comply with fresh start accounting and the conversion from the successful efforts method to the full cost pool method for reporting oil and gas operations as of July 1997, comparison of depreciation, depletion, and amortization expense for the years ended December 31, 2000, 1999 and 1998, with prior years will not be meaningful.

        Results of Operations

      The markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas may fluctuate in response to relatively minor changes in supply and demand, market uncertainty and a variety of factors beyond the control of Gulfport. Set forth in the table below are the average prices received by the Company and production volumes during the periods indicated.


                                                    Year Ended December 31
                                                --------------------------------
Production Volumes:                             2000         1999        1998
                                                ----         ----        ----
Oil (MBBLS)                                     530          576          441
Gas (MMCF)                                       83          107          421
Oil Equivalents (MBOE)                          544          594          512

Average Prices
Oil (per BBL)                                $29.76       $16.86      $15.48
Gas (per MCF)                                $ 4.04       $ 2.83      $ 2.30
Oil Equivalents (per MBOE)                   $29.62       $16.86      $15.18
Average Production Costs (per BOE)           $ 9.35       $ 6.18      $14.01
Average Production Taxes (per BOE)           $ 3.02       $ 1.64      $ 1.49



Comparison of Years Ended December 31, 2000 and 1999

      Gulfport reported net income attributable to common stock of $4,459,000 for the year ended December 31, 2000, as compared with $641,000 for the year ended December 31, 1999. The increase in earnings attributable to common stock of $3,818,000 was due primarily to a significant increase in average oil and gas prices in 2000.

      Oil and Gas Revenues. For the year ended 2000, Gulfport reported oil and gas revenues of $16,118,000, a 61% increase from revenues of $10,018,000 in 1999. This $6,100,000 increase in revenues is attributable to a 76% increase in prices per BOE to $29.76 for the year ended 2000 as compared to $16.86 for the same period in 1999. This increase in revenues was partially offset by a slight reduction in total BOE's produced and sold due to natural production declines during the year.

      Operating Expenses Including Production Taxes. Total lease operating expenses increased $2,092,000 to $6,732,000 for the year ended 2000 as compared to $4,640,000 for the same period in 1999. This increase was partially attributable to a $1,028,000 increase in gas lift costs to $1,555,000 for the year ended 2000 from $528,000 for the same period in 1999. This increase in gas lift costs is attributable to the increased gas prices for 2000 as compared to 1999 as well as increase in gas usage related to an increased number of producing wells brought online in 2000. In addition, the increase in operating expenses was also due in part to an approximately $763,000 increase in production taxes for year ended 2000 as a result of increased revenues from higher oil and gas prices.

      General and Administrative Expenses. General and administrative expenses decreased by $171,000 or 10% to $1,552,000 for the year ended 2000 from $1,723,000 for the same period 1999. This decrease was due primarily to Gulfport's continuing efforts to reduce overall general and administrative costs.

      Interest Expense. Interest expense decreased by $338,000 or 36% to $596,000 for the year ended 2000 from $934,000 for the same period in 1999. This decrease was due to a reduction in Gulfport's interest bearing debt of $1.9 million.



        Litigation Trust. In 1999, the Company received proceeds of $1,342,000 from the Trust. Since the Company had no basis in the Litigation Trust, the Company recognized the entire proceeds of $1,342,000 as income in the month in which it was received. No revenues were received from the Litigation Trust for the comparable period in 2000.

      Other changes in income for the year ended December 31, 2000 as compared to the year ended December 31, 1999 were attributable to the following factors:

      Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $3,351,000 for the year ended 2000, consisting of $3,126,000 in depletion on oil and gas properties, $209,000 in depreciation of other property and equipment and $16,000 in amortization expense. This is an 7% decrease when compared to the 1999 depreciation, depletion and amortization expense of $3,615,000. This decrease is due primarily to a reduction in total
BOE's produced for the year ended 2000 as compared to the same period in 1999.

        Income Taxes.  As of December 31, 2000,  the Company had a net operating loss carryforward of approximately  $69 million,  in addition to numerous timing differences  which  gave  rise to a  deferred  tax  asset of  approximately  $41 million,  which  was fully  reserved  by a  valuation  allowance  at that  date.
Utilization of net operating  loss  carryforwards  and other timing  differences will be recognized as a reduction in income tax expense in the year utilized.  A current tax  provision  of $1.78  million was  provided for the year ended 2000, which was fully  offset by an equal  income tax  benefit due to  operating  loss carryforwards and other deferred tax assets.


Comparison of Years Ended December 31, 1999 and 1998

      Gulfport reported net income attributable to common stock of $641,000 for the year ended December 31, 1999, as compared with a net (loss) attributable to common stock of $(59,105,000) for the year ended December 31, 1998. The major change in earnings attributable to common stock of $59,746,000 was due primarily to the following factors: (1) the write-down of oil and gas properties in 1998 totaling $50,131,000, (2) the recognition in 1999 of $1,342,000 in revenues from the Litigation Trust, (3) the increased oil production as a result of development efforts in 1999, (4) reduction of operating expenses in 1999, (5) reduction of general and administrative expenses in 1999, and (6) increase in average oil and gas prices in 1999.

      Impairment  of  Oil  and  Gas  Properties.   At  each  year  end  Gulfport
commissions a reserve report that estimates  proved  reserves and future revenue of the  Company's  properties.  The  price of oil and  gas,  finding  costs  and operating costs are used to determine future revenue. When changes occur such as a drop in product  prices that  indicate the value  carried on the balance sheet cannot be  recovered  by future  net cash  flow,  an  impairment  in oil and gas properties must be recorded. During 1998, Gulfport incurred an impairment of oil and gas  properties  of  $50,130,000.  The value of oil and gas  properties  was impaired due  primarily to the  reduction  in the present  value of  anticipated future cash flows which occurred as a result of a 36% decrease in the BOE prices from  $17.91 used in the  January 1, 1998  reserve  report to $11.43 used in the
January 1, 1999 reserve report.  The reserve report dated January 1, 2000 used a
BOE price of $25.56  resulting in the present value of  anticipated  future cash flows of $145,355,000.


      Recognition of Income from the Litigation Trust. During 1999, Gulfport received $1,342,000 in proceeds from the Litigation Trust.

      Oil and Gas Revenues. During 1999, Gulfport reported oil and gas revenues of $10,018,000, a 21% increase from revenues of $8,298,000 in 1998. The increase in revenues is attributable to a 82,000 increase in BOE production in 1999 over 1998 and an increase in prices in 1999 over 1998 of $1.68 per BOE. This overall increase in revenues is despite the $665,000 million decrease in gas revenue attributable to a .314 MMCF decrease in gas sales. The decrease in gas sales is the result of the sale in April 1998 of the Bayou Pigeon, Bayou Penchant, Lac
Blanc, Golden Meadow and Deer Island Fields, which produced significant amounts of gas.

      Operating Expenses. Lease operating expenses have decreased by $4,113,000 or 53% from $7,782,000 in 1998 to $3,669,000 in 1999. This decrease was due in part to the reduction of field related services performed by third party contractors. Gulfport has lowered its operating expenses by reducing facility costs through capital expenditures performed to enhance the saltwater disposal facility, acidizing and repairing the saltwater wells, repairing the compressors and a reduction in gas lift costs. This decrease was also due in part to the sale effective April 1, 1998 of oil and gas properties located in Bayou Pigeon, Bayou Penchant, Deer Island, Lac Blanc and Golden Meadow. The decrease was also due in part to a streamlining and cost savings steps taken to reduce operating costs at Gulfport's remaining properties.

      General and Administrative Expenses. General and administrative expenses decreased by $1,182,000 or 41% from $2,849,000 in 1998 to $1,667,000 in 1999.
This decrease was due primarily to Gulfport's efforts to reduce personnel and overall general and administrative costs.

      Interest Expense. Interest expense decreased by $600,000 or 39% from $1,534,000 in 1998 to $934,000 in 1999. This decrease was due in part to interest bearing debt reduced by $1.9 million, offset in part by the accrual of $300,000 in interest on certain vendor debt.

        Litigation Trust. In 1999, the Company received proceeds of $1,342,000 from the Trust. Since the Company had no basis in the Litigation Trust, the Company recognized the entire proceeds of $1,342,000 as income in the month in which it was received. No revenues were received from the Litigation Trust for the comparable period in 1998.

      Other changes in income for the year ended December 31, 1999 as compared to the year ended December 31, 1998 were attributable to the following factors:

      Depreciation,  Depletion  and  Amortization.  Depreciation,  depletion and amortization  expense  totaled  $3,615,000  in 1999  consisting of $3,410,000 in depletion  on oil and gas  properties  and  $205,000  in  depreciation  of other
property  and  equipment.   This  is  a  16%  decrease  when  compared  to  1998
depreciation, depletion and amortization expense of $4,325,000. This decrease is due primarily to the sale of $8.8 million of property in 1998.

      Provision for Doubtful Accounts. The bad debts expense decreased from $244,000 in 1998 to $56,000 in 1999.

      Abandonment of Long-Lived Assets. During 1998, Gulfport abandoned outdated computer software costs in the amount of $271,000.


Capital Expenditures, Capital Resources and Liquidity

      Net cash flow provided by operating activities for the year ended December
31, 2000 was $6.3 million, as compared to net cash flow provided by operating activities of $6.4 million for the comparable period in 1999.

      Net cash used in financing activities for 2000 was $1.9 million as compared to net cash provided of $2,870,000 during 1999. Net cash used in financing activities in 2000 included $3.5 million of principle payments to pay off the ING note and make principle payments on the new BOK facility and the proceeds of $1,600,000 from the new BOK facility. The 1999 net cash flows provided by financing activities occurred as a result of the $3,200,000 from the Stockholder Credit Facility and the net proceeds from the 1999 Regulation D
Offering.  The 1999 Regulation D Offering after expenses  yielded  $4,971,000 to
Gulfport.  Affiliated  Stockholders  subscribed for 4,040,011 shares in the 1999
Regulation D Offering through the forgiveness of $3.0 million in debt, thus netting $2.0 million to Gulfport for the net cash proceeds from the 1999
Regulation D Offering. In 1998, Gulfport received net funds of $7,363,000 for the Rights Offering. Affiliated Stockholders exercised 1,200,000 shares of stock through the forgiveness of $3.0 million in debt, thus netting $4.3 million to the Company for the net cash proceeds from the 1998 Rights Offering. In addition to repaying the Affiliated Stockholders through forgiveness of debt, Gulfport made principal payments of $10.6 million in long-term debt during 1999.

        Capital Expenditures. In 2000, Gulfport invested $6,658,000 in oil and gas properties and other property and equipment as compared to $7,147,000 during the comparable period in 1999. During 2000, Gulfport financed its capital expenditures with cash flow provided by operations and borrowings under the Company's credit facilities.

        Gulfport's strategy is to continue to increase cash flows generated by its properties by undertaking new drilling, workover, sidetrack and recompletion projects in the fields to exploit its extensive reserves. The Company has upgraded its infrastructure by enhancing its existing facilities to increase operating efficiencies, increase volume capacities and lower lease operating expenses. Additionally, Gulfport has undertaken the reprocessing of its 3D seismic data in its principal property, West Cote Blanche Bay. The reprocessed data will enable the Company's geophysicists to generate new prospects and enhance existing prospects in the intermediate zones in the field thus creating a portfolio of new drilling opportunities in the most prolific depths of the field.

        Capital Resources. On July 11, 1997 Gulfport entered into a $15,000,000 credit facility with ING (U.S.) Capital Corporation ("ING") 1998 and 1999, there were two amendments to the facility and the maturity date was reset to June 30, 2000. On June 28, 2000, the Company repaid in full its credit facility at ING and established a new credit facility at Bank of Oklahoma ("BOK"). Gulfport was advanced $1.6 million on this new facility, which calls for interest payments to be made monthly in addition to twelve monthly principal payments of $100,000, with the remaining unpaid balance due on August 31, 2001. On March 22, 2001, Gulfport executed a new note with BOK increasing the availability to $1,760,000, increasing the monthly payments slightly to $110,000 beginning July 1, 2001 and extending the maturity date to October 1, 2002. This new note replaces the original BOK note dated June 28, 2000.

        As a result of the completion of the NSA engineering report for the year ended January 1, 2001, the Company intends to initiate discussions with other banking institutions and attempt to put in a place a longer-term revolving credit facility. The Company cannot be sure however that they will be successful.


        Liquidity. The primary capital commitments faced by the Company are the capital requirements needed to continue developing the Company's proved reserves and to continue meeting the required principal payments on its term Credit
Facility.

      In Gulfport's January 1, 2001 reserve report, 86% of Gulfport's net reserves were categorized as proved undeveloped. The proved reserves of Gulfport will generally decline as reserves are depleted, except to the extent that Gulfport conducts successful exploration or development activities or acquires properties containing proved developed reserves, or both.

        To realize reserves and increase production, the Company must continue its exploratory drilling, undertake other replacement activities or utilize third parties to accomplish those activities. In the year 2001, Gulfport expects to undertake an intermediate drilling program. Gulfport has identified four to eight wells with depths of approximately 9,000' that it commenced drilling in January 2001. It is anticipated that these reserve development projects will be funded either through the use of cash flow from operations when available, interim bank financing, a long-term credit facility or by accessing the capital markets. The cash flow generated from these new projects will be reinvested in the field to complete more capital projects.

Commitments and Contingencies

        Plugging and Abandonment Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately
$18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March
11,1997. Texaco retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's plugging and abandonment obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. The Company ceased making the required monthly contributions to the plugging and abandonment escrow account from June 1999 to September 2000 and is currently negotiating a settlement of this issue with Texaco. In October 2000, the Company started making its required monthly contribution again. As of December 31, 2000, the plugging and abandonment trust totaled $1,739,000. These funds are invested in a U.S. Treasury Money Market.

        In addition, the Company has letters of credit totaling $200,000 secured by certificates of deposit being held for plugging costs in the East Hackberry field. Once specific wells are plugged and abandoned the $200,000 will be returned to the Company.

Texaco Global Settlement

        Pursuant to the terms of a global settlement between Texaco ad the State of Louisiana, which includes the State Lease 50 portion of Gulfport's East
Hackberry Field and Gulfport's WCBB (State Lease 340), Gulfport is obligated to conduct developmental operations on certain designated non-producing acreage in each field annually. If Gulfport does not conduct the required developmental operations, the state of Louisiana could force Gulfport to release 20% of the designated areas. As the date of this filing, Gulfport is in compliance with the obligations of this settlement.


Year 2000 Compliance

     Gulfport  made  all  necessary   investments   in   software   systems  and
applications to ensure it was Year 2000  compliant.  Gulfport did not experience any difficulties related to the Year 2000 rollover. Any cost associated with the process of becoming Year 2000 compliant was not material.

Subsequent Events

     In March 2001, a company that shares common ownership with Gulfport acquired a majority of the oil and natural gas properties of a mid-continent exploration and production company. Subsequent to the acquisition, Gulfport will begin providing administrative services to effectively manage the day-to-day operations of this acquisition and in turn will receive an administrative service fee for such services.


Item 8.  Financial Statements and Supplementary Data

     The information required by this item appears on pages F-1 through F-22 following the signature pages of this Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.

     None


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The officers and directors of Gulfport are as follows:

               Name                 Age   Position
               ----                ---    -------
               Mike Liddell         47    Chairman of the Board, Chief Executive
                                           Officer, President and Director
               Michael G. Moore     44    Vice President and
                                           Chief Financial Officer
               Lisa Holbrook        30    Vice President, General Counsel and
                                           Secretary
              *Robert E. Brooks     54    Director
              *David L. Houston     48    Director
              *Mickey Liddell       39    Director
               Dan Noles            53    Director

*Members of Gulfport's Audit Committee.


        Mike Liddell has served as a director of Gulfport since July 11, 1997, as Chief Executive Officer since April 28, 1998 and as Chairman of the Board since July 28, 1998. Mr. Liddell has served as President of Gulfport since July
2000.  In addition, Mr. Liddell served as  Chief Executive  Officer of  DLB from
October 1994 to April 28, 1998, and as a director of DLB from 1991 through April
1998. From 1991 to 1994, Mr. Liddell was President of DLB. From 1979 to 1991, he was President and Chief Executive Officer of DLB Energy. He received a B.S.
degree in education from Oklahoma State University.  He is the brother of Mickey
Liddell and brother in law of Dan Noles.



        Michael G. Moore  has  served  as  Vice  President  and Chief  Financial
Officer since July 2000.  From  May 1998 through  July 2000, Mr. Moore served as
Vice President and Chief Financial Officer of Indian Oil Company. From September
1995  through May 1998,  Mr. Moore served as Controller  of DLB Oil & Gas,  Inc.
Prior to that, Mr. Moore served as Controller of LEDCO, Inc., a Houston based gas marketing company. Mr. Moore received his B.B.A degree in finance from the University of Central Oklahoma in 1982 and in 1987 also completed his M.B.A.
from the University of Central Oklahoma.

        Lisa Holbrook has  served as  Vice  President and  Secretary of Gulfport
since  November 5, 1999,  and as  General  Counsel  since  April 28,  1998.   In
addition,  Ms. Holbrook served as Assistant  General  Counsel of DLB until April
1998. Ms.  Holbrook  received  a B.A.  in  political science  from  Southwestern
Oklahoma  State University.   In  1996,  Ms.  Holbrook received  her  J.D.  from
Oklahoma  City   University   Law   School  where  she  graduated  with  highest
distinction.

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

        Mickey  Liddell has served as a director of Gulfport since January 1999.
Mr. Liddell is currently the President of Banner Entertainment, Inc., a motion picture production company in Los Angeles, California. Prior to 1994, Mr.
Liddell owned and managed wholesale nutrition product stores in Los Angeles. Mr.
Liddell received a Bachelor of Arts from the University of Oklahoma in Communications in 1984 and a graduate degree from Parson School of Design in New
York, New York in 1987. He is the brother of Mike Liddell and the brother in law of Dan Noles.

        Dan Noles was appointed  to the Board of  Directors  in January of 2000.
Mr. Noles has served as the president of Atoka Management Company, an oilfield equipment company, since 1993. Mr. Noles received his Bachelor degree in Finance from the University of Oklahoma in 1970. Mr. Noles is the brother-in-law to Mike Liddell and Mickey Liddell.



Item 11. Executive Compensation

        The following table provides summary information concerning compensation paid or accrued during the three fiscal years December 31, 2000, 1999 and 1998 to the Company's Chief Executive Officer and each of the four most highly compensated executive officers of Gulfport, determined as of the end of the last fiscal year, whose annual compensation exceeded $100,000.


                                                        Long Term
Name and Principal              Annual                Compensation    All Other
    Position                Year    Compensation (1)                 (2) Awards
   Compensation
-------------------------------------------------------------------------------
                            Salary     Bonus
                            ----------------
Mike Liddell          2000  $200,000  $16,667            (4)              ---
Chief Executive       1999  $200,000  $ 4,166            (3)              ---
Officer (5)           1998  $133,333      ---                             ---

Mark Liddell          2000  $    ---      ---                             ---
President (6)         1999  $200,000  $ 4,166            (3)              ---
                      1998  $133,333      ---                             ---

Raymond P. Landry     2000  $    ---      ---                             ---
Executive Vice-       1999  $    ---      ---                             ---
President             1998  $156,000      ---                             ---

----------------

(1) Amounts shown include cash and non-cash compensation earned and received by the named executives as well as amounts earned but deferred at their election.

(2) Gulfport provides various perquisites to certain employees, including the named executives. In each case, the aggregate value of the perquisite provided to the named executives did not exceed 10% of such named executive's annual salary and bonus.

(3) Mike Liddell and Mark Liddell each received stock options exercisable at $2.00 per share for 253,635 shares. These options had no readily determinable market value at the date of issuance. Mark Liddell's options were surrendered to Gulfport upon his death at December 24, 1999.

(4) Mike Liddell received stock options exercisable at $2.00 per share for 203,635 shares. These options had no readily determinable market value at the date of issue.

(5) Mr. Mike Liddell became the Chief Executive Officer of Gulfport on April 28, 1998. From April 28, 1998 until June 1999 Mr. Liddell's services were provided pursuant to the Administrative Services Agreement. The Administrative Services Agreement was terminated in June 1999 and all services previously rendered there under were transferred to Gulfport. The compensation shown represents $100,000 paid under the Administrative Services Agreement from January 1999 until May 1999 and $100,000 paid directly from Gulfport from June 1999 until December 1999. See "Certain Transactions".

(6) Mr. Mark Liddell became the President of Gulfport on April 28, 1998. From April 28, 1998 until June 1999 Mr. Liddell's services were provided pursuant to the Administrative Services Agreement. The Administrative Services Agreement was terminated in June 1999 and all services previously rendered there under were transferred to Gulfport. The compensation shown represents $100,000 paid under the Administrative Services Agreement and $100,000 paid directly from the Company from June 1999 until December 1999. See "Certain Transactions".

        Stock Options Granted

        On June 1, 1999, Mike Liddell, Chief Executive Officer and Chairman of the Board, received a grant of options for 2.5% of the issued shares of Common Stock at an exercise price of $2.00 per share. The options shall be exercisable and vest as to 35% of the shares on June 1, 2000, an additional 35% of the shares will become exercisable and vest on June 1, 2001, and the remaining shares will become exercisable and vest on June 1, 2002. On January 17, 2000, Mr.Liddell was granted an additional 203,635 giving him a total of 457,270 options at the date of this filing.

        On June 1, 1999, Mark Liddell, President, received a grant of options for 2.5% of the outstanding shares of Common Stock at an exercise price of $2.00 per share. The options were scheduled to be exercisable and vest as to 35% of the shares on June 1, 2000, an additional 35% of the shares will become exercisable and vest on June 1, 2001, and the remaining shares will become exercisable and vest on June 1, 2002. On December 24, 1999, Mr. Liddell died. Pursuant to the terms of Mr. Liddell's Stock Option Agreement, all of his options were surrendered to Gulfport.

        On January 17, 2000 and July 15, 2000, respectively, Lisa Holbrook and Mike Moore each received 10,000 options. The options vest in three equal installments and are exercisable at $2.00 a share.

        The Option Agreements for Mike Liddell, Lisa Holbrook and Mike Moore provide that if the Company at any time increases the number of outstanding shares of the Company or alters the capitalization of Gulfport in any other way, the stock options shall be adjusted to reflect such changes.

        The following table sets forth information concerning the grant of stock options during 2000 to the named executives.


                     2000
                     ----
               Individual Grants                                      Potential Realizable
               -----------------
               Number of Securities                                  Value Assumed Annual
               Underlying Options             Market               Rates at of Stock Price
                    Granted        Exercise   Price                Appreciation for Option
                                     Price     Date   Expiration       Terms (1)
Name                 2000           ($/SH)   of Grant   Date             5%($)       10%($)
-------------------------------------------------------------------------------------------------

Mike Liddell      203,635      77%     $2.00   $0.000   01/17/10       $296,379   $751,083
Lisa Holbrook      10,000      04%     $2.00   $2.375   01/17/10       $ 12,578   $ 31,875
Mike Moore         10,000      04%     $2.00   $4.250   07/15/10       $ 12,578   $ 31,975

(1) The assumed annual rates of increase are based on an annually compounded increase of the exercise price through a presumed ten-year option term.

        Stock Option Holdings

        The following table sets forth the number of unexercised options held by named executives as of December 31, 2000. No options were exercised in 1997 or 1998.



                                                     Value of Unexercised
                          Number of Unexercised      In the Money Options
                           Options at FY-End          at Fiscal Year End
                           -----------------          ------------------
Name                Exercisable   Unexercisable    Exercisable   Unexercisable
-------------------------------------------------------------------------------
Mike Liddell(1)       88,772        368,498
Lisa Holbrook(1)        ---          10,000
Mike Moore(1)           ---          10,000

(1)     These options are exercisable at $2.00 per share.


        Director Compensation

        Up to the Effective Date, each director who was not a salaried employee of Gulfport received $500 for his attendance at each meeting of the Board of Directors and was reimbursed for expenses incurred in connection with attending each such meeting. Currently, each outside director receives compensation in the amount of $1,000 per month, $500 for attendance at each meeting of the Board of Directors and reimbursement for expenses incurred in connection with attending such meetings.

        Employment Agreements

        On June 1, 1999, the Company entered into a five-year employment agreement with Mike Liddell, Chief Executive Officer and Chairman of the Board. The employment agreement provides for a salary of $200,000 per year.

        Compensation Committee Interlocks and Insider Trading

        The Compensation Committee of the Company is comprised of all non-employee directors of Gulfport, which include Robert Brooks, David Houston and Mickey Liddell. Mickey Liddell is the President of Banner Entertainment, LLC. Mike Liddell is a member of Banner Entertainment, LLC and assists in making compensation decisions for Mickey Liddell. Prior to his death in December 1999, Mark Liddell was also a member of the compensation committee. Other than herein disclosed, no member of the Committee is a former or current officer or employee of the Company and no employee of the Company serves or has served on the compensation committee (or board of directors of a corporation lacking a compensation committee) of a corporation employing a member of this Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management



Name and Address of Beneficial Owner(1)                   Beneficial Ownership
-------------------------------------------------------------------------------
                                                         Shares    Percentage(2)
                                                         ----------------------
Mike Liddell(3)                                             917,179      9.04%
6307 Waterford Blvd., Suite 100
Oklahoma City, OK  73118

Charles E. Davidson(4)(5)                                 6,154,855     60.66%
411 West Putnam Avenue
Greenwich, CT  06830

Peter M. Faulkner(6)                                        777,384      7.66%
767 Third Avenue, Fifth Floor
New York, New York 10017

Lisa Holbrook                                                 *             *
6307 Waterford Blvd., Suite 100
Oklahoma City, OK  73118

Michael G. Moore                                              *             *
6307 Waterford Blvd., Suite 100
Oklahoma City, OK  73118

Robert Brooks                                                 *             *
343 3rd Street
Suite 205
Baton Rouge, LA  70801

David Houston                                                 *             *
1120 N.W. 63rd
Suite 360
Oklahoma City, OK  73116

Mickey Liddell                                                *             *
8265 Sunset Blvd.
Suite 200
Los Angeles, CA  90046

All directors and executive officers as a group          __________    _______
(10 individuals)                                           1,143,052     9.04%
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

(3) Includes shares of Common Stock held of record by Liddell Investments, L.L.C. Mr. Liddell is the sole member of Liddell Investments, L.L.C.

(4) Includes 3,574,722 shares of Common Stock held of record by CD Holding, L.L.C. and 784,273 shares of Common Stock held in an IRA for Mr. Davidson. Mr. Davidson is the sole member of CD Holding, L.L.C. does not include 1,795,860 shares of Common Stock held by the Wexford Entities (as defined below). Mr. Davidson is the Chairman and controlling member of Wexford Management, L.L.C. Mr. Davidson disclaims beneficial ownership of the 1,795,860 shares owned by the Wexford Entities. However, Mr. Davidson controls 61% of the issued stock of Gulfport. As a result, Mr. Davidson is able to influence significantly and possibly control matters requiring approval of the shareholders including the election of directors.

(5) Includes 1,795,860 shares of Common Stock owned by the following investment funds (the "Wexford Entities") that are affiliated with Wexford Management: Wexford Special Situations 1996, L.P.; Wexford Special Situations 1996 Institutional, L.P.; Wexford Special Situations 1996, Limited; Wexford-Euris Special Situations 1996, L.P.; Wexford Spectrum Investors, L.L.C.; Wexford Capital Partners II, L.P.; Wexford Overseas Partners I, L.P.

(6)     Includes shares of Common Stock owned by the following investment funds:
        PMF Partners, L.L.C., Rumpere Capital, L.P., and Rumpere Capital Fund, Ltd.


Item 13.  Certain Relationships and Related Transactions

        In March 2001, a company that shares common ownership with Gulfport acquired a majority of the oil and natural gas properties of a mid-continent exploration and production company. Subsequent to the acquisition, Gulfport will begin providing administrative services to effectively manage the day-to-day operations of this acquisition and in turn will receive an administrative service fee for such services.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Financial Statements. The following Financial Statements of the Company, the Notes thereto, and the reports thereon are filed under
        Item 8 of this Report.

   Independent Auditors Report..............................................F-2

   Balance Sheets, December 31, 2000 and 1999...............................F-3

   Statements of Operations, Years Ended December 31, 2000, 1999 and 1998...F-4

   Statements of Stockholders' Equity, Years Ended December 31, 2000,
        1999 and 1998.......................................................F-5

   Statements of Cash Flows, Years Ended December 31, 2000, 1999 and 1998...F-6

   Notes to Financial Statements............................................F-7

        2. Financial Statement Schedules. All financial statement schedules have been omitted, as the required information is inapplicable or is not present in amounts sufficient to require submission of the schedule or the information is presented in the Financial Statements or related notes.

3.      Exhibits.

          10.1 Credit Agreement Dated June 28, 2000 between Registrant and Bank of Oklahoma

          10.2    Stock Option Plan

  (b).  Reports on Form 8-K

        June 30, 2000 - Disclosure of bank debt reduction and hiring of new CFO

                                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   March _____, 2001.



                                            GULFPORT ENERGY CORPORATION


                                        By:/s/Mike Liddell
                                           ------------------------------------
                                           Mike Liddell, Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.



Date:   March ____, 2001                By:/s/Mike Liddell
                                          -------------------------------------
                                          Mike Liddell, Chief Executive  Officer
                                          And Director


Date:   March ____, 2001                By:/s/Robert Brooks
                                           ------------------------------------
                                           Robert Brooks, Director


Date:   March ____, 2001                By:/s/David L. Houston
                                           ------------------------------------
                                           David L. Houston, Director


Date:   March ____, 2001                 By:/s/Mickey Liddell
                                            -----------------------------------
                                            Mickey Liddell, Director


Date:   March _____, 2001                By:/s/Dan Noles
                                            -----------------------------------
                                            Dan Noles, Director


Date:   March _____, 2001                By:/s/Michael G. Moore
                                            -----------------------------------
                                            Michael G. Moore, Vice President and
                                            Chief Financial Officer

                                  EXHIBIT INDEX


10.1   Credit Agreement Dated June 28, 2000 between Registrant and
          Bank Of Oklahoma

10.2   Stock Option Plan

Item 8.  Financial Statements and Supplementary Data


                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Independent Auditors' Report                                               F-2

Balance Sheets, December 31, 2000 and 1999                                 F-3

Statements of Operations, Years Ended December 31, 2000,
  1999 and 1998                                                            F-4

Statements of Shareholders' Equity, Years Ended December
  31, 2000 and 1999                                                        F-5

Statements of Cash Flows, Years Ended December 31, 2000, 1999
  and 1998                                                                 F-6

Notes to Financial Statements                                              F-7


All financial statement schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and
Shareholders of Gulfport Energy Corporation:

     We have audited the accompanying balance sheets of Gulfport Energy Corporation (a Delaware corporation) (formerly WRT Energy Corporation) (the"Company") as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of Gulfport's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulfport Energy Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles in the United States of America.




                                HOGAN & SLOVACEK





Oklahoma City, OK
March 27, 2001

                           GULFPORT ENERGY CORPORATION

                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                           December 31,
                                                   ----------------------------
                                                     2000              1999
                                                   -----------     ------------
                              Assets

Current assets:
 Cash and cash equivalents                        $ 3,657,000       $ 5,664,000
 Accounts receivable, net of allowance for
  doubtful accounts of $244,000 for 2000 and 1999   3,608,000         2,055,000
 Prepaid expenses and other current assets            171,000           120,000
                                                   ----------       -----------
  Total current assets                              7,436,000         7,839,000
                                                   ----------       -----------
Property and equipment:
 Oil and natural gas properties                    90,640,000        84,135,000
 Other property and equipment                       1,919,000         1,866,000
 Accumulated depletion, depreciation,
  amortization and impairment reserve             (65,867,000)      (62,532,000)
                                                  -----------       -----------
  Property and equipment, net                      26,692,000        23,469,000
                                                  -----------       -----------
 Other assets                                       2,050,000         2,176,000
                                                  -----------       -----------
                                                  $36,178,000       $33,484,000
                                                  ===========       ===========


                      Liabilities and Stockholders' Equity

Current liabilities:

 Accounts payable and accrued liabilities         $ 6,426,000       $ 6,296,000
 Current maturities of long-term debt                 878,000         2,895,000
                                                  -----------       -----------
  Total current liabilities                         7,304,000         9,191,000
                                                  -----------       -----------
Long-term debt                                        301,000           179,000
                                                  -----------       -----------
  Total liabilities                                 7,605,000         9,370,000
                                                  -----------       -----------
Commitments and contingencies                              -                 -

Stockholders' equity (deficit):
 Preferred stock - $.01 par value, 1,000,000
  authorized, non issued                                   -                 -
 Common stock - $.01 par value, 15,000,000
  authorized,  10,145,400 issued and outstanding
  at December 31, 2000 and 1999                       101,000           101,000
 Paid-in capital                                   84,190,000        84,190,000
 Accumulated deficit                              (55,718,000)      (60,177,000)
                                                  -----------       -----------
    Total stockholders' equity                     28,573,000        24,114,000
                                                  -----------       -----------
    Total liabilities and stockholders' equity    $36,178,000       $33,484,000
                                                  ===========       ===========

                 See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION

                            STATEMENTS OF OPERATIONS


                                                            Year ended December 31,
                                                ---------------------------------------------
                                                      2000           1999            1998
                                                ------------    -------------    ------------
Revenues:

    Gas sales                                    $   337,000      $   303,000     $ 1,346,000
    Oil and condensate sales                      15,781,000        9,715,000       6,952,000
    Other income                                     572,000          193,000         546,000
                                                 -----------     ------------     -----------
                                                  16,690,000       10,211,000       8,844,000
                                                 -----------     ------------     -----------
Costs and expenses:
    Operating expenses including production taxes  6,732,000        4,640,000       8,596,000
    Impairment of oil and gas properties                   -                -      50,130,000
    Depreciation, depletion, and amortization      3,351,000        3,615,000       4,325,000
    General and administrative                     1,552,000        1,667,000       2,849,000
    Interest                                         596,000          934,000       1,534,000
    Provision for doubtful accounts                        -           56,000         244,000
    Impairment of long lived assests                       -                -         271,000
                                                 -----------     ------------     -----------
                                                  12,231,000       10,912,000      67,949,000
                                                 -----------     ------------     -----------
INCOME (LOSS) FROM OPERATIONS BEFORE OTHER
     INCOME (EXPENSE) AND INCOME TAX               4,459,000         (701,000)    (59,105,000)

OTHER INCOME (EXPENSE)
    Proceeds from Litigation Trust                         -        1,342,000               -
                                                 -----------     ------------     ------------
                                                           -        1,342,000               -
                                                 -----------     ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES                  4,459,000          641,000     (59,105,000)

INCOME TAX EXPENSE (BENEFIT):
    Current                                        1,784,000          255,000               -
    Deferred                                      (1,784,000)        (255,000)              -
                                                 -----------     ------------     ------------
                                                           -                -               -
                                                 -----------     ------------     ------------
NET INCOME (LOSS)                               $  4,459,000     $    641,000    $(59,105,000)
                                                 ===========     ============     ============

NET INCOME (LOSS) PER COMMON SHARE:
    Basic                                       $       0.44     $       0.13    $     (72.35)
                                                 ===========     ============     ============
    Diluted                                     $       0.43     $       0.13    $     (72.35)
                                                 ===========     ============     ============

                 See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION
                  Statements of Stockholders' Equity (Deficit)



                                                                          Additional

                                        Preferred       Common Stock        Paid-in    Accumulated  Treasury
                                                   ----------------------
                                          Stock       Shares     Amount     Capital      Deficit     Stock
                                         --------  ----------  ----------  ----------  -----------   ------
Balance at December 31, 1998               $    -   3,445,400  $1,723,000  $77,598,000 (60,818,000)     -
 Change in par value of common stock            -           -  (1,689,000)   1,689,000           -      -
                                          -------  ----------  ----------  -----------  -----------   -----
Balance as restated, December 31, 1998          -   3,445,400      34,000   79,287,000 (60,818,000)     -
 Regulation D offering                          -   6,700,000      67,000    4,903,000           -      -
                                          -------  ----------  ----------  -----------  -----------   -----
 Net income                                     -           -           -            -     641,000      -
                                          -------  ----------  ----------  -----------  -----------   -----
Balance at December 31, 1999                    -  10,145,400     101,000   84,190,000 (60,177,000)
 Net income                                     -           -           -            -   4,459,000      -
                                          -------  ----------  ----------  -----------  -----------   -----
Balance at December 31, 2000               $    -  10,145,400  $  101,000  $84,190,000 $(55,718,000)  $ -
                                          =======  ==========  ==========  ===========  ===========   =====


                 See accompanying notes to financial statements.

                                 GULFPORT ENERGY
                            Statements of Cash Flows


                                                                 Year ended December 31,
                                                         ---------------------------------------
                                                             2000          1999         1998
                                                         -----------    ----------  ------------
Cash flows from operating activities:
 Net income (loss)                                        $4,459,000    $  641,000  $(59,105,000)
 Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
   Impairment of oil and gas properties                            -             -    50,130,000
   Depletion, depreciation and amortization                3,335,000     3,615,000     4,519,000
   Provision for doubtful accounts receivable                      -        56,000       244,000
   Impairment of long-lived assets                                 -             -       271,000
   Amortization of debt issuance costs                        16,000       108,000             -
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable             (1,553,000)     (455,000)    2,464,000
   (Increase) decrease in prepaid expenses                   (51,000)      (10,000)       82,000
   (Increase) decrease in accounts payable
    and accrued liabilities                                  130,000     2,406,000    (2,456,000)
                                                         ------------    ---------    -----------
Net cash provided by (used in) operating activities        6,336,000     6,361,000    (3,851,000)
                                                         ------------    ---------    -----------
Cash flows from investing activities:
 Additions to cash held in escrow                            (55,000)      (92,000)     (280,000)
 Redemption of Certificates of Deposit                       200,000             -             -
 Capital expenditures                                     (6,658,000)   (7,147,000)   (1,330,000)
 Proceeds from sale of oil and gas properties                100,000        47,000     8,966,000
 Proceeds from sale of equipment                                   -         5,000        49,000
 Increase (decrease) in other assets                         (19,000)      (94,000)      114,000
                                                         ------------    ---------    -----------
Net cash used in investing activities                     (6,432,000)   (7,281,000)    7,519,000
                                                         ============    =========    ===========
Cash flows from financing activities:
 Proceeds from sales of common stock                               -     4,971,000      7,328,000
 Proceeds from borrowings                                  1,600,000     3,210,000         35,000
 Principle payments on borrowings                         (3,495,000)   (5,311,000)   (10,580,000)
 Payment of loan origination fees                            (16,000)            -              -
                                                         ------------    ---------    -----------
Net cash (used) provided by financing activities          (1,911,000)    2,870,000     (3,217,000)
                                                         ------------    ---------    -----------
Net increase (decrease) in cash and cash equivalents      (2,007,000)    1,950,000        451,000

Cash and cash equivalents at beginning of period           5,664,000     3,714,000      3,263,000
                                                         ------------    ---------    -----------
Cash and cash equivalents at end of period                $3,657,000    $5,664,000   $  3,714,000
                                                         ============    =========    ===========
Supplemental disclosure of cash flow information:
 Interest payments                                        $  240,000    $  476,000   $  1,334,000



                 See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        Gulfport Energy Corporation (the "Company"), formerly known as WRT Energy Corporation ("WRT"), is a domestic independent energy company engaged in the exploration, development and production of crude oil and gas. On March 30, 1998, the Company changed its name from WRT Energy Corporation to Gulfport Energy Corporation.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

Oil and Gas Properties

        The Company uses the Full Cost method of accounting for oil and gas operations. Accordingly, all costs, including nonproductive costs and certain general and administrative costs associated with acquisition, exploration and development of oil and gas properties, are capitalized. Net capitalized costs are limited to the estimated future net revenues, after income taxes, discounted at 10% per year, from proven oil and gas reserves and the cost of the properties not subject to amortization. Such capitalized costs, including the estimated future development costs and site remediation costs, if any, are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six MCF of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and gas reserves. Oil and gas properties not subject to amortization consist of the cost of undeveloped leaseholds. These costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by Gulfport and other operators, the terms of oil and gas leases not held by production, and available funds for exploration and development.

Other Property and Equipment

        Depreciation of other property and equipment is provided on a straight-line basis over estimated useful lives of the related assets, which range from seven to 30 years.

Net Income (Loss) per Common Share

        Basic net income (loss) per common share is computed by dividing  income
(loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Diluted net loss per common share does not reflect dilution from potential common shares, because to do so would be anti-dilutive. Calculations of basic and diluted net income
(loss) per common share are illustrated in Note 9.

                          GULFPORT ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2000, 1999 AND 1998
                                   CONTINUED

Income Taxes

        Gulfport uses the asset and liability method of accounting for income taxes, under which, deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized as income in the year in which realization becomes determinable.

Revenue Recognition

        Gas revenues are recorded in the month produced using the entitlement method, whereby any production volumes received in excess of the Company's ownership percentage in the property are recorded as a liability. If less than Gulfport's entitlement is received, the underproduction is recorded as a receivable. There is no such liability or asset recorded at December 31, 2000 or December 31, 1999. Oil revenues are recognized in the month produced.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows there from.

Commitments and Contingencies

        Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

                          GULFPORT ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMETNS
                         DECEMBER 31, 2000, 1999 AND 1998
                                   CONTINUED


2.      PROVISION FOR ALLOWANCE FOR DOUBTFUL ACCOUNTS

        A summary of the activity in the allowance for doubtful accounts for the years ended December 31, 2000 and 1999 is as follows:

                                                2000                 1999
                                           ------------         --------------
Balance, beginning of the year             $    244,000         $  4,607,000
Provision for bad debts                               -                56,000
Bad debts written off                                 -            (4,419,000)
                                           ------------         --------------
Balance, end of year                       $    244,000         $    244,000
                                           ============         ==============


        No charges to bad debt expense were made during the year ended December 31, 2000. During the years ended December 31, 1999 and 1998, the Company charged $56,000 and $244,000, respectively, to bad debt expense.

        The 1999 bad debt expense related to receivables on properties no longer owned by Gulfport.

3.      PROPERTY AND EQUIPMENT

        The major categories of property and equipment and related accumulated depreciation, depletion and amortization as of December 31 are as follows:

                                                       2000             1999
                                                  ------------      ------------

Oil and gas properties                            $ 90,640,000      $84,135,000
Office furniture and fixtures                        1,442,000        1,389,000
Building                                               217,000          217,000
Land                                                   260,000          260,000
                                                  ------------      ------------
Total property and equipment                      $ 92,559,000      $86,001,000

Accumulated depreciation, depletion,
amortization and impairment reserve                (65,867,000)     (62,532,000)
                                                  ------------      ------------

Property and equipment, net                       $ 26,692,000      $23,469,000
                                                  ============      ============

                          GULFPORT ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2000, 1999 AND 1998
                                   CONTINUED

        Included in oil and gas properties at December 31, 2000 and 1999, are $801,000 and $413,000, respectively, in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool are those incurred directly related to exploration and development activities such as geological costs and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. During 1998, no general and administrative costs were capitalized to the full cost pool.

        During 1998, the Company recorded a loss impairment on its oil and gas properties of $50,130,000. At December 31, 2000 and 1999, due mainly to increases in prevailing sales prices and to the write down of properties recorded during 1998, the 10% discounted future cash flow from oil and gas properties, as computed by the Company, well exceeded carrying value. Therefore, no loss impairments related to oil and gas properties were recorded during 2000 or 1999.

        During 1998, $5,097,000 of undeveloped leasehold cost, previously not considered to be subject to amortization, was determined to be impaired and was included in the cost of oil and gas properties subject to amortization, and in the $50,130,000 impairment of oil and gas properties. The Company had no oil and gas properties not subject to amortization at December 31, 2000 or December 31, 1999.

        During 2000, the Company sold equipment related to oil and gas properties totaling $100,000. During 1998, the Company sold oil and gas properties totaling $8,800,000. The sale of these properties was treated as a reduction to the full cost pool. Additionally, during 1998, the Company abandoned $271,000 in software costs.


4.      OTHER ASSETS

        Other assets as of December 31 consist of the following:


                                                 2000                  1999
                                                 ----                  ----

Plugging and abandonment escrow account
    on the WCBB properties                 $  1,739,000           $ 1,610,000
Prepaid loan fees, net of amortization              -                  34,000
CD's securing Letter of credit                  200,000               400,000
Deposits                                        111,000               132,000
                                           ------------           -----------
                                           $  2,050,000           $ 2,176,000
                                           ============           ===========

                          GULFPORT ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
                                   CONTINUED
5.      SETTLEMENT OF CLAIMS

        In accordance with a reorganization that took place during 1997, Gulfport has accrued certain tax claims, which are included in the accompanying balance sheets as current liabilities. These unpaid claims totaled $372,000 at December 31, 2000 and 1999.


6.      LONG-TERM DEBT
        Long-term debt as of December 31 is as follows:

                                                      2000              1999
                                                  ------------     -------------
Note payable to bank, payable in monthly
  payments of $100,000,  including interest at
  the Chase Manhattan Prime rate plus 1% (10.5%
  at December 31, 2000), with final payment of
  outstanding principal and accrued interest
  amounts due August 2001.  The outstanding
  balance at December 31, 2000, was refinanced
  during March, 2001                              $1,000,000        $       -

Credit facility payable to a capital corporation
  calling for interest at either (1) London
  Interbank  Offering Rate ("LIBOR") plus 3%
  or (2) capital corporations' fluctuating
  "reference rate" plus 1.25%, payable
  quarterly, collaterized by substantially all
  Companies assets.  This credit facility payable
  was repaid in full during 2000.                          -         2,879,000

Note payable to bank, payable in monthly
  payments of $2,900, including interest at 9.5%,
  concluding March, 2008, collaterized by
  land and building.                                 179,000           195,000
                                                  ----------        -----------
Total                                              1,179,000         3,074,000

Less - current maturities of long-term debt         (878,000)       (2,895,000)
                                                  ----------        -----------
Debt reflected as long-term                       $  301,000       $   179,000
                                                  ----------        -----------




        Following are the maturities of long-term debt for each of the next five years:

             2001                                        878,000
             2002                                        160,000
             2003                                         22,000
             2004                                         24,000
             2005                                         26,000
             Thereafter                                   69,000
                                                     ------------
                                                      $1,179,000
                                                     ============

                          GULFPORT ENREGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2000, 1999 AND 1998
                                   CONTINUED

Note Payable Refinancing

        On March 1, 2001, Gulfport refinanced its $1,000,000 note payable which was outstanding at December 31, 2000. Additional borrowings were also made at the time of the refinancing, bringing the total note payable at March 1, 2001 to $1,760,000. Under the terms of the new agreement, monthly principal payments of $110,000 are to be made beginning July 1, 2001, with the remaining outstanding principal due October 1, 2002. The refinanced note bears interest at Chase Manhattan Prime rate plus 1%. Principal payments made after December 31, 2000, but prior to the refinancing totaled $200,000 and are included, along with monthly payments to be made from July 1, 2001 to December 31, 2001, in current maturities of long -term debt at December 31, 2000.

Building Loan

        In 1996, the Company purchased a building in Lafayette, Louisiana to be used as Gulfport's Louisiana headquarters. The building is 12,480 square feet with approximately 6,180 square feet of finished office area and 6,300 square feet of warehouse space. This building allows Gulfport to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

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


7.      COMMON STOCK OPTIONS, WARRANTS AND CHANGES IN CAPITALIZATION

Options

        The Company granted its Chief Financial Officer 10,000 stock options with an exercise price of $2.00 per share and an effective date of July 15, 2000. The options vest 35% in July 2001, and 35% in July 2002 with the remaining shares vesting in 2003. The option agreement provides for pro rata adjustments to the options granted if the Company at any time increases the number of outstanding shares or otherwise alters its capitalization. The Company did not recognize any compensation expense related to these options as fair value at the grant date approximated the exercise price.

        During January, 2000, the Company's Chief Executive Officer, employees, and non-employee directors were granted a total of 313,635 stock options with an exercise price of $2.00 per share. The options vest 35% in January 2001, and 35% in January 2002, with the remaining options vesting in January 2003. The option agreements provide for pro-rata adjustments to options granted if the Company at any time increases the number of outstanding shares or otherwise alters its capitalization.

                          GULFPORT ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2000, 1999 AND 1998
                                   CONTINUED


        On June 1, 1999, Gulfport's Chief Executive Officer and President were each granted stock options for the purchase of 2.5% of the outstanding shares of Common Stock at an exercise price of $2.00 per share. The options vest 35% on June 1, 2000, and 35% on June 1, 2001, with the remaining options vesting on June 1, 2002. The option agreements provide for pro-rata adjustments to options granted if Gulfport at any time increases the number of outstanding shares or otherwise alters its capitalization. Stock options previously granted to the President were surrendered to Gulfport upon his death in December 1999.

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

        Options outstanding at December 31, 2000 totaled 609,087. Of this total, 108,769 options were exercisable at December 31, 2000, with the remaining options vesting in future periods.

Warrants

        At December 31, 2000, a total of 1,163,195 warrants, each for the purchase of one share of Gulfport's common stock, were outstanding. All of these warrants were issued pursuant to a 1997 warrant agreement, stemming from a reorganization which occurred that year. The warrants will expire on July 11, 2002 and are exercisable at $10 per warrant.

        The related agreement contains several anti-dilutive provisions that provide for adjustments to the terms of the warrants in the event of any recapitalization by Gulfport. As a result of Gulfport's capitalization changes as described below, which occurred subsequent to the issuance of these warrants, each warrant outstanding at December 31, 2000 can purchase .234 shares of common stock.

Rights Offering

        On November 20, 1998, Gulfport completed a $7,500,000 Rights Offering. Gulfport distributed 4,000,000 nontransferable rights at an exercise price of $2.50 per right, after the effect of the reverse stock split, to Gulfport's existing shareholders. Each right entitled the holder thereof to subscribe to purchase one share of common stock at the exercise price. Each shareholder who exercised in full his basic subscription privilege was entitled to oversubscribe for additional rights. A total of 3,000,000 rights were exercised for $7,509,000. As of the date of the Rights Offering, affiliated Shareholders were owed $4,600,000 by the Company. In the Rights Offering, the Affiliated Shareholders exercised 1,752,195 rights through the forgiveness of $4,380,000 of debt. The balance of $220,000 was repaid in cash during 1998.

Reverse Stock Split

        On March 5, 1999, the Board of Directors authorized a 50-to-1 reverse stock split, thereby decreasing the number of issued and outstanding shares to 3,445,400, and increasing the par value of each share to $.50. Subsequent to this reverse stock split, the par value was reduced to $.01.

                          GULFPORT ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2000, 1999 AND 1998
                                   CONTINUED


Regulation D Private Placement Offering

        During September 1999, Gulfport conducted a private placement of stock (the "Regulation D Offering"). In accordance with the provisions of certain exemptions, the Regulation D Offering was made only to Accredited Investors as defined in Regulation D.

        Gulfport offered 6,700,000 shares of common stock at an exercise price of $.75 per share. Each shareholder exercising his basic subscription privilege in full was entitled to oversubscribe for additional shares. A total of 6,700,000 shares were subscribed, yielding $5,016,000, net of offering costs. As of the date of the Regulation D Offering, affiliated Shareholders were owed $3,238,000 by the Company. In the Regulation D Offering, the Affiliated
Shareholders acquired 4,040,011 common shares through the forgiveness of $3,030,000 of this debt, with the remaining balance of $208,000 paid in cash during 1999.


8.      INCOME TAXES

        A reconciliation of the statutory federal income tax amount to the recorded expense follows:

                                         2000          1999          1998
                                      ----------    ----------   ------------
Income (loss) before

  federal income taxes               $ 4,459,000    $  641,000   $(59,105,000)

Expected income tax (benefit)
  at statutory rate                    1,784,000       255,000    (22,460,000)
Valuation allowance                                         -      22,460,000
Net operating loss carryforward
  utilized                              (341,000)           -               -
Other deferred tax assets utilized    (1,443,000)     (255,000)             -
                                     -----------    -----------  -------------

Income tax expense recorded          $        -     $        -   $          -
                                     ===========    ===========  =============

        The tax effects of temporary differences and net operating loss carryforwards, which give rise to deferred tax assets at December 31 are as follows:

                          GULFPORT ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2000, 1999 AND 1998
                                   CONTINUED

                                              2000                     1999
                                           -----------            -------------
Net operating loss carryforward            $18,231,000            $ 18,572,000
Oil and gas property basis difference       23,089,000              23,089,000
Other                                               -                1,443,000
                                           -----------            -------------
Total Deferred tax asset                    41,320,000              43,104,000
Valuation allowance                        (41,320,000)            (43,104,000)
                                           -----------            -------------
Net deferred tax asset (liability)         $        -             $         -
                                           ===========            =============

        The Company has an available tax net operating loss carry forward of approximately $68,912,000 as of December 31, 2000. This carryforward will begin to expire in the year 2013.


9.      NET INCOME (LOSS) PER COMMON SHARE

        A  reconciliation  of the  components  of basic and  diluted  net income
(loss) per common share is presented in the table below:


                                            2000                      1999                       1998
                               --------------------------  --------------------------  ----------------------------
                                                      Per                         Per                              Per

                               Income      Shares     Share  Income     Shares    Share     Income      Shares     Share
                               ------      -------    -----  ------    --------   -----     -------     ------     -----
Basic:
 Income (loss) attributable
   to common stock            $4,459,000  10,145,400  $0.44  $641,000   5,120,255  $0.13  $(59,105,000) 816,986  $(72.35)
                                                      ======                       ======                        ========
Effect of dilutive securities:
  Stock options                      -       259,567                -          -                     -        -
                              ----------   ---------          --------  ---------         ------------  -------
Diluted:
  Income (loss) attributable
   to common stock, after
   assumed dilutions          $4,459,000  10,404,967  $0.43   $641,000  5,120,255  $0.13  $(59,105,000) 816,986  $(72.35)
                              ==========  ==========  =====   ========  =========  =====  ============  =======  ========


        Not included in the calculation of diluted income (loss) above are 1,163,195 warrants issued in 1997. Also, not included in the calculation of the 1999 diluted income per share are 253,635 stock options issued to an officer of Gulfport in June, 1999 and 30,000 stock options issued to certain directors in September 1999. These potential common shares were not considered in the calculations due to their anti-dilutive effect during the periods presented.


10.     RELATED PARTY TRANSACTIONS

        In the ordinary course of business, the Company conducts business activities with a substantial number of its shareholders.

        DLB Oil & Gas, Inc. ("DLB") and Wexford Management LLC ("Wexford") were, along with Gulfport, co-proponents in a 1997 plan of reorganization. During
April of 1998, DLB distributed all of its shares in the Company to its shareholders prior to DLB's acquisition by Chesapeake Energy Corporation. As a result of this distribution, Charles Davidson, Mike Liddell and Mark Liddell collectively received 37.5% of the Company's stock. As of December 31, 2000, Wexford and its affiliates owned approximately 17.7% of Gulfport's issued outstanding stock. Charles Davidson, Mike Liddell and the Estate of Mark Liddell own collectively 52% of the Company's outstanding stock as of December 31, 2000.

                          GULPFORT ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 21, 2000, 1999 AND 1998
                                   CONTINUED

Administrative Service Agreement

        Pursuant to the terms and conditions of an Administrative Services Agreement, DLB agreed to make available to the Company personnel, services, facilities, supplies, and equipment as needed, including executive and managerial, accounting, auditing and tax, engineering, geological and geophysical, legal, land and administrative and clerical services. The initial term was one year beginning on the date of the Administrative Services Agreement. The Administrative Services Agreement was to continue for successive one-year periods unless terminated by either party. On April 28, 1998, in connection with the acquisition of DLB, Inc. by Chesapeake Energy Corporation, the obligations of DLB under the Administrative Services Agreement were assigned to DLB Equities, L.L.C.

        Gulfport paid fees under this agreement totaling $21,000 and $969,000 in 1999 and 1998, respectively, and believes that such fees are comparable to those that would have been charged by an independent third party. Effective June of 1999, this Administrative Service Agreement was terminated.

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

Sales

        During the year ended December 31, 1998, Gulfport sold $2,058,000 in oil to a DLB subsidiary. These sales occurred at prices which the Company could be expected to obtain from an unrelated third party. No sales to related parties were made during 2000 or 1999.

Stockholder Credit Facility

        On August 18, 1998, Gulfport entered into a $3,000,000 revolving credit facility with Liddell Investments, L.L.C., Liddell Holdings, L.L.C., CD Holdings, L.L.C. and Wexford Entities (collectively "Affiliated Stockholders"). Borrowing under the Stockholder Credit Facility was due on August 17, 1999 and bore interest at LIBOR plus 3%. Pursuant to the facility agreement, Gulfport paid the eligible Affiliated Stockholders an aggregate commitment fee equal to $60,000. Gulfport repaid $2,000,000 of principal under the Amended ING Credit Agreement with borrowings under the Stockholder Credit Facility. The remaining $1,000,000 was used for working capital and general corporate purposes. The Affiliated Stockholders paid the subscription price for 1,200,000 Shares pursuant to their Basic Subscription Privilege in the Rights Offering through the forgiveness of the amount owed to them under this stockholder credit facility.

                          GULFPORT ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2000, 1999 AND 1998
                                   CONTINUED

      On August 5, 1999, Gulfport entered into a $3,255,000 revolving credit facility with the "Affiliated Stockholders". Borrowing under this agreement was due on August 1, 2000, and bore interest at LIBOR plus 3%. Pursuant to the terms of the agreement, Gulfport paid aggregate commitment fees equal to $65,000 or 2% of the related borrowings in stock. This debt was extinguished through the issuance of 4,040,011 shares of common stock to the Affiliated Stockholders in the Regulation D Offering in August 1999, and through the payment of additional funds totaling $208,000.

11.     COMMITMENTS

Leases

        As of December 31, 2000 and 1999, the Company had no long-term, non-cancelable operating lease commitments. Rental expense for all operating leases for the years ended December 31, 2000, 1999 and 1998, totaled $112,000, $119,000 and $120,000, respectively.

Plugging and Abandonment Funds

        In connection with the acquisition of the remaining 50% interest in the WCBB properties, Gulfport assumed the obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco Exploration and Production, Inc. ("Texaco") retained a security interest in production from these properties and the plugging and abandonment trust until such time as the Company's plugging and abandonment obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of December 31, 2000, the plugging and abandonment trust totaled $1,739,000 including interest received during 2000 of $88,000. Gulfport was in arrears on its escrow payments in the amounts of $275,000 as of December 31, 2000. During March 2001, Gulfport began to fulfill its yearly plugging commitment of 20 wells at WCBB for the twelve month period ending march 2001.

Texaco Global Settlement

        Pursuant to the terms of a global settlement between Texaco and the State of Louisiana which includes the State Lease No. 50 portion of Gulfport's East Hackberry Field, Gulfport was obligated to commence drilling a well or other qualifying development operation on certain non-producing acreage in the field prior to March 1998. Because of prevailing market conditions during 1998, the Company believed it was commercially impractical to shoot seismic or commence drilling operations on the subject property. As a result, Gulfport has agreed to surrender approximately 440 non-producing acres in this field to the State of Louisiana. At December 31, 2000, Gulfport was in the process of releasing these properties to the State of Louisiana.

                          GULFPORT ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2000, 1999 AND 1998
                                   CONTINUED

Contributions to 401(k) Plan

        During 1999 and 1998, Gulfport sponsored a 401(k) savings plan under which eligible employees could chose to contribute up to 15% of salary income on a pre-tax basis, subject to certain IRS limits. During the year ended December 31, 1998, Gulfport incurred $4,000, in matching contributions expense associated with this plan. Gulfport did not incur any expense related to this plan during the year ended December 31, 1999. On February 17, 1999, this 401(k) savings plan was terminated and all contributions were distributed to the participants.

        Effective January 1, 2000, Gulfport began sponsoring new 401(k) and Profit Sharing plans under which eligible employees may contribute up to 15% of pay through salary deferrals. Also under these plans, the Company will make a contribution each calendar year on behalf of each employee equal to at least 3% of his or her salary, regardless of the employee's participation in salary deferrals. During the year ended December 31, 2000, Gulfport incurred $24,000 in contributions expense related to this plan.

Employment Agreement

        At December 31, 2000, Gulfport had an employment agreement with its Chief Executive Officer. This agreement expires June 1, 2004, and calls for an annual salary of $200,000, which may be adjusted for cost of living increases.


11.     CONTINGENCIES

        The Company owns and operates a production facility at WCBB. Pursuant to facility use agreements, Gulfport charges third parties including Texaco for using the facility. Gulfport and Texaco are currently negotiating past due amounts related to the facility. Gulfport believes that it has adequately recorded in its financial statements all material obligations arising from the operations of WCBB as well as revenues earned attributed to operating these facilities.

Other Litigation

        The Company has been named as a defendant on various other litigation matters. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations for the periods presented in the financial statements.

Concentration of Credit Risk

        Gulfport operates in the oil and gas industry principally in the state of Louisiana with sales to refineries, re-sellers such as pipeline companies, and local distribution companies. While certain of these customers are affected by periodic downturns in the economy in general or in their specific segment of the oil and gas industry, Gulfport believes that its level of credit-related losses due to such economic fluctuations has been immaterial and will continue to be immaterial to the Company's results of operations in the long term. No bad debt expense was incurred during 2000. During 1999 and 1998, Gulfport incurred bad debts of $56,000 and $244,000, respectively. The bad debt incurred during 1998 related to a disputed pre-bankruptcy receivable which was determined to be uncollectible.

                          GULFPORT ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2000, 1999 AND 1998
                                   CONTINUED

        The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2000 and 1999, Gulfport held cash in excess of insured limits in these banks totaling $3,556,000 and $5,962,000 respectively.

        During the year ended December 31, 2000, approximately 91% of Gulfport's revenues from oil and gas sales were attributable to two primary customers:
Black Hills Energy and Equiva Trading Company. During the year ended December 31, 1999, approximately 99% of Gulfport's revenues from oil and gas sales were attributable to five primary customers: Equiva Trading Company, Black Hills Energy Resources, Inc., Flash Oil & Gas Southwest, Inc., Burlington Resources, and Plains All American, Inc. During the year ended December 31, 1998, approximately 76% of the Company's revenues from oil and gas sales were attributable to sales to five primary customers: Equiva Trading Company, Gathering and Energy Marketing Corp., Black Hills Energy Resources, Inc., Prior Energy Company, and Plains Marketing, L.P. Included in accounts payable and accrued liabilities in the accompanying balance sheets at December 31, 2000 and 1999, is approximately $795,000 and $1,000,000, respectively, in production revenues remitted to the Company by certain of the above-named customers. Gulfport has not recognized these receipts as sales revenue in the accompanying statements of operations because it believes these funds exceed its share of revenues on the related properties.

12.     LITIGATION TRUST ENTITY

        Pursuant to the Company's 1997 plan of reorganization, all of Gulfport's possible causes of action against third parties (with the exception of certain litigation related to recovery of marine and rig equipment assets and claims against Tri-Deck), existing as of the effective date of that plan, were transferred into a "Litigation Trust" controlled by an independent party for the benefit of most of the Company's existing unsecured creditors. The litigation related to recovery of marine and rig equipment and the Tri-Deck claims were subsequently transferred to the Litigation Trust as described below.

        The Litigation Trust was funded by a $3,000,000 cash payment from the Company, which was made on the effective date of reorganization. Gulfport owns a 12% interest in the Litigation Trust with the other 88% being owned by the former general unsecured creditors of Gulfport. For financial statement reporting purposes, Gulfport has not recognized the potential value of recoveries which may ultimately be obtained, if any, as a result of the actions of the Litigation Trust, treating the entire $3,000,000 payment as a reorganization cost at the time of Gulfport's reorganization.

        On January 20, 1998, Gulfport and the Litigation Trust entered into a Clarification Agreement whereby the rights to pursue various claims reserved by Gulfport under the plan of reorganization were assigned to the Litigation Trust. In connection with this agreement, the Litigation Trust agreed to reimburse the Company $100,000 for legal fees Gulfport had incurred in connection these claims. As additional consideration for the contribution of this claim to the Litigation Trust, Gulfport is entitled to 20% to 80% of the net proceeds from these claims.

                          GULFPORT ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
                                   CONTINUED


        There were no funds received from the Litigation Trust during the year ended December 31, 2000 or the year ended December 31, 1998. During 1999, Gulfport received $1,342,000 in proceeds from the Litigation Trust.


13. SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)

        The following is historical revenue and cost information relating to the Company's oil and gas operations located entirely in the southeastern United
States:

Capitalized Costs Related to Oil and Gas Producing Activities

                                             2000                  1999
                                          -----------          ------------
Proven Properties                         $90,640,000          $84,135,000

Accumulated depreciation, depletion
   amortization and impairment reserve    (65,173,000)         (62,047,000)
                                          ------------         ------------

Proven properties, net                    $25,467,000          $22,088,000
                                          ============         ============

Costs Incurred in Oil and Gas Property Acquisition and Development Activities

                                        2000         1999          1998
                                    ----------   -----------   -----------
Acquisition                         $      -     $   337,000   $         -
Development                          6,505,000     6,803,000       746,000
                                    ----------   -----------   -----------
     Total                          $6,505,000   $ 7,140,000   $   746,000
                                    ==========   ===========   ===========

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


                                2000                1999              1998
                              ------------       ------------     ------------

Revenues                      $16,117,000        $10,018,000      $  8,298,000
Production costs               (6,732,000)        (4,640,000)       (8,596,000)
Impairment of oil
 and gas properties                     -                 -        (50,130,000)
Depletion                      (3,125,000)        (3,410,000)       (4,136,000)
                              ------------       ------------     ------------
                                6,260,000          1,968,000       (54,564,000)
                              ------------       ------------     ------------
Income tax expense
  Current                       2,504,000            781,000                -
  Deferred                     (2,504,000)          (781,000)               -
                              ------------       ------------     ------------
                                        -                  -                -
                              ------------       ------------     ------------


Results of operations
  from producing activities   $ 6,260,000        $ 1,968,000      $(54,564,000)
                              ============       ============     ============

                          GULFPORT ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
                                   CONTINUED

Oil and Gas Reserves

        The following table presents estimated volumes of proven and proven undeveloped oil and gas reserves as of December 31, 2000, 1999, and 1998 and changes in proven reserves during the last three years, assuming continuation of economic conditions prevailing at the end of each year. Volumes for oil are stated in thousands of barrels (MBbls) and volumes for gas are stated in millions of cubic feet (MMCF). The weighted average prices at December 31, 2000 used for reserve report purposes are $26.80 and $9.52 for oil and gas reserves, respectively.

        Gulfport emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.


                                    2000               1999             1998
                                ------------      ------------      ------------
                                Oil      Gas      Oil      Gas     Oil      Gas
                               -----   -----    -----    -----    -----    -----

Proven Reserves
   Beginning of the period    25,923   6,264   24,282    3,331   25,817   11,576
   Purchases in oil and gas
     reserves in place            -       -     1,594    2,762       -        -
   Extensions, discoveries and
     other additions              -       -         -        -       -        -
   Revisions of prior reserve
     estimates                (3,295) 12,007      641      297       -        -
   Current production           (530)    (83)    (594)    (126)   (441)    (421)
   Sales of oil and gas
     reserves in place            -        -        -        -   1,094   (7,824)
                              ------  ------   ------   ------  ------   -------
   End of period              22,098  18,188   25,923    6,264  26,470    3,331
                              ======  ======   ======   ======  ======   =======
   Proven developed reserves   3,066   2,077    6,606    2,073   5,665    1,250
                              ======  ======   ======   ======  ======   =======

                          GULFPORT ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
                                   CONTINUED

Discounted Future Net Cash Flows

        Estimates of future net cash flows from proven oil and gas reserves were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing activities." The following tables present the estimated future cash flows, and changes therein, from Gulfport's proven oil and gas reserves as of December 31, 2000, 1999, and 1998, assuming continuation of economic conditions prevailing at the end of each year.

                          GULFPORT ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
                                   CONTINUED


Standardized Measure of Discounted Future Net Cash Flows Relating to Proven Oil and Gas Reserves

                                                             Year ended December 31,
                                               --------------------------------------------
                                                    2000           1999            1998
                                               ------------   -------------   -------------
Future cash flows                              $763,942,000   $676,056,000    $286,086,000
Future development costs                       (118,857,000)  (132,708,000)   (116,000,000)
Future production costs                        (93,817,000)    (91,705,000)    (58,582,000)
Future production taxes                        (67,349,000)    (83,392,000)    (35,116,000)
                                              -------------   -------------   -------------
Future net cash flows before income taxes      483,919,000     368,251,000      76,388,000
10% discount to reflect timing of cash flows  (203,025,000)   (222,896,000)    (48,965,000)
                                              -------------   -------------   -------------
Discounted future net cash flows               280,894,000     145,355,000      27,423,000
Future income taxes, net of 10% discount       (68,037,000)    (14,602,000)              -
                                              -------------   -------------   -------------
Standardized measure of discounted future
  net cash flows                              $212,857,000    $130,753,000    $ 27,423,000
                                              =============   =============   =============


Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proven Oil and Gas Reserves

                                                             Year ended December 31,
                                              ---------------------------------------------
                                                    2000           1999            1998
                                              -------------   -------------   -------------
Sales and transfers of oil and gas produced,
  net of production costs                     $ (9,386,000)  $ (5,378,000)    $    298,000

Net changes in prices and production costs     104,539,000    113,060,000      (59,354,000)
Acquisition of oil and gas reserves in place,
  less related production costs                         -       4,978,000               -
Extensions, discoveries and improven
  recovery, less related costs                          -               -               -
Revisions of previous quantity estimates,
  less related production costs                 20,515,000      3,722,000        4,298,000
Sales of reserves in place                              -               -      (16,679,000)
Accretion of discount                           19,871,000      1,550,000       22,430,000
Net changes in income taxes                    (53,435,000)   (14,602,000)              -
Other                                                   -               -               -
                                              ------------   -------------   --------------
Total change in standardized measure of
  discounted future net cash flows            $ 82,104,000   $103,330,000     $(49,007,000)
                                              ============   =============   ==============

                          GULFPORT ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
                                   CONTINUED


Comparison of Standardized Measure of Discounted Future Net Cash Flows to the Net Carrying Value of Proven Oil and Gas Properties at December 31, 2000 and 1999 is as follows:

                                                                     2000           1999
                                                                   ------------  ------------
Standardized measure of discounted future and net cash flows       $280,894,000  $130,753,000
                                                                   ------------  ------------
Proven oil and gas properties                                        90,640,000    84,135,000
Less accumulated depreciation, depletion, amortization and
  impairment reserve                                                (64,776,000)  (62,047,000)
                                                                   ------------  ------------
Net carrying value of proven oil and gas properties                  25,864,000    22,088,000
                                                                   ------------  ------------
Standardized measure of discounted future net cash flows in excess
  of net carrying value of proven oil and gas properties           $255,030,000  $108,665,000

                                  EXHIBIT 10.1
                                                                   John N. Huff
                                                                  Vice President
                                                                  Energy Banking
                                                                  (405) 272-2028
                                                                    Fax 272-2588
June 28, 2000

Mr. Mike Liddell
Gulfport Energy Corporation
6307 Waterford Blvd., Suite 100
Oklahoma City, OK  73118

        Re:    Loan Agreement Covenants

Dear Mike,

This letter is written to evidence  our mutual  understanding  between  Gulfport
Energy  Corporation  ("Borrower")  and Bank of  Oklahoma  ("Bank")  regarding  a
$1,600,000 loan to Gulfport Energy Corporation for the purpose of refinancing an existing obligation of the Borrower. Borrower agrees to the following conditions in connection with its obligation to Bank of Oklahoma:

     1.   Any proceeds from  the sale of oil/gas  properties having an aggregate selling  price in  excess of  $100,000  will  be applied  to the  loan balance.
     2.   Borrower  will not  encumber  any oil and gas  producing  properties.
     3.   No material changes in the ownership of Gulfport without Bank consent.
     4.   Current   assets   divided  by   current  liabilities,   exclusive  of
          obligations to Bank shall exceed 1.0 at all times.
     5.   Borrower's  indebtedness  other  than  trade payables  incurred in the ordinary  course  of  business  and  excluding  all loans from Bank of
          Oklahoma is limited to $100,000 without prior Bank consent.
     6.   Borrower will not pay any dividends or redeem any shares without prior
          Bank consent.

Please sign below as your acceptance of these terms and conditions.

We appreciate the opportunity to provide you with this credit facility.

Very truly yours,


/s/John N. Huff
---------------
   John N. Huff
   Vice President
                             Agreed and accepted this _____ day of June 2000.

                                            For the Borrower:

                             By:/S/Mike Liddell
                                ---------------
                                Mike Liddell, Chief Executive Officer

                                  EXHIBIT 10.2

                             1999 STOCK OPTION PLAN

        1.  Purpose.  The 1999 Stock  Option  Plan (the  "Plan") is  intended to
strengthen   Gulfport  Energy   Corporation  (the  "Company")  by  providing  to
employees, officers, directors,  consultants, and independent contractors of the
Company added  incentive for high levels of performance  and unusual  efforts to increase the earnings of the Company.  The Plan seeks to accomplish this purpose by enabling  specified  persons to  purchase  shares of Common  Stock,  $.50 par value,  thereby  increasing their proprietary  interest in the Company's success and encouraging them to remain in the employ or service of the Company.

        2.  Administration.  The Plan shall be administered by the  Compensation
Committee (the  "Committee" or  "Administrator")  of the Board of Directors (the
"Board") of the Company. The number of individuals that shall constitute the Committee shall be determined from time to time by a majority of all of the members of the Board, and unless that majority of the Board determines otherwise, shall be no less than two individuals; PROVIDED, however, that if the members of the Board and the Company's executive officers are subject to Rule
16b-3 under the Exchange Act, the Committee shall be comprised of either (a) the entire Board or (b) persons who are "Non-Employee Directors" under Rule 16b-3 or such other person as shall then be eligible to serve in such capacity under Rule
16b-3. A majority of the Committee shall constitute a quorum (or if the Committee is only two members, then both members shall constitute a quorum), and subject to the provisions of Section 4, the acts of a majority of the members present at any meeting at which a quorum is present, or acts approved in writing by all members of the Committee, shall be the acts of the Committee.

        The members of the Committee shall serve at the pleasure of the Board, which shall have the power, at any time and from time to time to remove members from or add members to the Committee. Removal from the Committee may be with or without cause. Any individual serving as a member of the Committee shall have the right to resign from membership in the Committee by written notice to the Board. The Board, and not the remaining members of the Committee, shall have the power and authority to fill vacancies on the Committee, however caused. The
Board shall promptly fill any vacancy that causes the number of members of the Committee to be below two or if the Company has a class of equity securities registered pursuant to Section 12 of the Exchange Act, any other members that Rule 16B-3 may require from time to time.

        3.  Shares  Available.  Subject to the  adjustments  provided in Section
5(g), the maximum number of shares of Common Stock, par value $.50 per share, of the Company (the "Common Stock") in respect of which Option may be granted for all purposes under the Plan shall be 300,000 shares. If, for any reason, any shares as to which Options have been granted cease to be subject to purchase thereunder, including the expiration of such Option, the termination of such Option prior to exercise, or the forfeiture of such Option, such shares shall thereafter be available for grants under the Plan. Options granted under the Plan may be fulfilled in accordance with the terms of the Plan with (i) authorized and unissued shares of the Common Stock, (ii) issued shares of such Common Stock held in the Company's treasury, or (iii) issued shares of Common
Stock reacquired by the Company, in each situation as the Board or the Committee may determine from time to time.

        4. Authority of Committee. Subject to and not inconsistent with the express provisions of the Plan, the Code and, if applicable, Rule 16b-3, the Committee shall have plenary authority to:

               a. determine the Key Employees and Eligible Non-Employees to whom Options shall be granted, the time when such Options shall be granted, the number of shares covered by such Options, the purchase price or exercise price under each such Option, the period(s) during which such Options shall be exercisable (whether in whole or in part, including whether such Options shall become immediately exercisable upon the consummation of a "Change of Control" or a "Qualifying Public Offering"), the restrictions to be applicable to Options and all other terms and provisions thereof (which need not be identical);

               b. require, if determined necessary or appropriate by the committee in order to comply with Rule 16b-3, as a condition to the granting of any Option, that the Person receiving such Option agree not to sell or otherwise dispose of such Option, any Common Stock acquired pursuant to such Option, or any other "derivative security" (as defined by Rule 16a-1(c) under the Exchange
Act) for a period of six months following the later of the date of the grant of such Option or (ii) the date when the exercise price of such Option is fixed if such exercise price is not fixed at the date of grant of such Option, or for such other period as the Committee may determine;

               c. provide an arrangement through registered broker-dealers whereby temporary financing may be made available to an optionee by the broker-dealer, under the rules and regulations of the Board of Governors of the Federal Reserve, for the purpose of assisting the optionee in the exercise of an Option, such authority to include the payment by the Company of the commissions of the broker-dealer;

               d. provide the establishment of procedures for an optionee (i) to have withheld from the total number of shares of Common Stock to be acquired upon the exercise of an Option that number of shares having a Fair Market Value which, together with such cash as shall be paid in respect of fractional shares, shall equal the aggregate exercise price under such Option for the number of shares then being acquired (including the shares to be so withheld), and (ii) to exercise a portion of an Option by delivering that number of shares of Common
Stock already owned by such optionee having an aggregate Fair Market Value which shall equal the partial Option exercise price and to deliver the shares thus acquired by such optionee in payment of shares to be received pursuant to the exercise of additional portions of such Option, the effect of which shall be that such optionee can in sequence utilize such newly acquired shares in payment of the exercise price of the entire Option, together with such cash as shall be paid in respect of fractional shares;

               e. provide (in accordance with Section 13 or otherwise) the establishment of a procedure whereby a number of shares of Common Stock or other securities may be withheld from the total number of shares of Common Stock or other securities to be issued upon exercise of an Option to meet the obligation of withholding for income, social security and other taxes incurred by an optionee upon such exercise or required to be withheld by the Company or a Related Entity in connection with such exercise;

               f. prescribe, amend, modify and rescind rules and regulations relating to the Plan;

               g.  make  all  determinations   permitted  or  deemed  necessary,
appropriate or advisable for the administration of the Plan,  interpret any Plan or Option,  provision,  perform all other acts,  exercise all other powers,  and establish  any other  procedures  determined  by the  Committee to be necessary, appropriate,  or advisable in  administering  the Plan or for the conduct of the
Committee's business. Any act of the Committee, including interpretations of the provisions  of the Plan or any Option and  determinations  under the Plan or any
Option shall be final, conclusive and binding on all parties;

               h. delegate to the Chairman of the Board, Chief Executive Officer or President of the Company the authority to grant options to any eligible employee of the Company. If such authority is delegated, the Committee's designation of authority shall include the authority to determine (i) to whom the Option is to be granted, (ii) the number of shares optioned, (iii) the terms and conditions of the Option, and (iv) in the case of replacement Options, the terms and conditions of such Option.

               The committee or any person to whom it has delegated authority as aforesaid may employ one or more Persons to render advice with respect to any responsibility the Committee or such Person may have under the Plan. The
Committee may employ attorneys, consultants, accountants, or other Persons and the Committee, the Company, and its officers and directors shall be entitled to rely upon the advice, opinions, or valuations of any such Persons. No member or agent of the Committee shall be personally liable for any action, determination or interpretation made in good faith with respect to the Plan and all members and agents of the Committee shall be fully protected by the Company in respect of any such action, determination or interpretation.

        5.     Terms and Conditions of Options.

               a. Only Eligible Participants shall be eligible to receive grants of Options under this Plan. "Eligible Participants" shall mean: (i) all directors of the Company; (ii) all officers (whether or not they are also directors) of the Company; and (iii) all key employees (as such persons may be determined by the Stock Option Committee from time to time) of the Company, provided that such officers and key employees have a customary work week of at least forty hours in the employ of the Company.

               b. Type of Options. Each option granted under the Plan shall be a non-qualified stock option (an "Option").

               c.  Options  and Grants.  Options  shall be  evidenced  by Option
Agreements. The agreements shall conform to the requirements of the Plan, and may contain such other provisions (including restrictions upon the exercise or vesting of the Option, and provisions for the protection of the Options in the event of mergers, consolidations, dissolutions, and liquidations) as the Committee may deem advisable.

               d. Option Price. The price at which Common Stock may be purchased upon exercise of an Option shall be determined by the Committee in accordance with its rules, or, in their absence, by the Committee's discretion.

               e. Period of Option. The expiration date of such Option shall be fixed by the Committee, but, notwithstanding any provision of the Plan to the contrary, such expiration date shall not be more than ten years from the date of grant.

               f. Nontransferability of Stock Options. Each Option shall, by its terms, be nontransferable by the Optionee other than by will, the laws of descent and distribution or pursuant to a domestic relations order and shall be exercisable during the Optionee's lifetime only by the Optionee except pursuant to a domestic relations order.

               g. Adjustments and Corporate Reorganizations. If the outstanding shares of Common Stock are increased or decreased, or are changed into or exchanged for a different number of kind of shares or securities, as a result of one or more reorganizations, recapitalizations, stock splits, reverse stock splits, stock dividends or the like, appropriate adjustments shall be made in the number and/or kind of shares or securities for which the unexercised portions of this Option may thereafter be exercised, all without any change in the aggregate exercise price applicable to the unexercised Options, but with a corresponding adjustment in the exercise price per share or other unit. No fractional share of stock shall be issued under the Options or in connection with any such adjustment. Such adjustments shall be made by or under authority of the Board, whose determinations as to what adjustments shall be made, and the extent thereof, shall be final, binding and conclusive.

               Upon the dissolution or liquidation of the Company, or upon a reorganization, merger or consolidation of the Company as a result of which the outstanding securities of the class then subject to the Options are changed into or exchanged for cash or property or securities not of the Company's issue, or upon a sale of substantially all the property of the Company to, or the acquisition of stock representing more than eighty percent (80%) of the voting power of the stock of the Company then outstanding by, another corporation or person, the Options shall terminate unless provision be made in writing in connection with such transaction for the assumption of options previously granted under the Stock Option Plan under which the Option was granted, or the substitution for such options any options covering the stock of a successor employer corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices, in which event the Options shall continue in the manner and under the terms so provided. If the Options shall terminate pursuant to the foregoing sentence, the Optionee shall have the right, at such time prior to the consummation of the transaction causing such termination as the Company shall reasonably designate, to exercise all Options granted to Optionee, including the Options not yet exercisable.

               h. Death of Holder of Option. Except as otherwise provided in the applicable Option Agreement, in the event an Optionee to whom an Option has been granted under the Plan dies during, or within three months after the termination of, his employment by the Company, such Option (unless it shall have been previously terminated pursuant to the provisions of the Plan or unless otherwise provided in his Option Agreement) may be exercised (to the extent the entire number of shares covered by the Option whether or not purchasable by the employee at the date of his death) by the executor or administrator of the optionee's estate or by the person or persons to whom the optionee shall have transferred such Option by will or by the laws of descent and distribution, at any time within a period of 12 months after his death, but not after the exercise termination date set forth in the relevant Option Agreement.

               i.     Exercise and Payment.

                      i. An option may be exercised by notice (in the form prescribed by the Committee) to the Company specifying the number of Shares to be purchased. Payment for the number of Shares purchased upon the exercise of an option shall be made in full at the price provided for in the applicable
Option Agreement and such purchase price shall be paid by the delivery to the Company of cash (including check or similar draft) in United States dollars or previously owned whole Shares that have been owned by the optionee for more than six (6) months or a combination thereof. Shares used in payment of the purchase price shall be valued at their Fair Market Value as of the date notice of exercise is received by the Company. Any Shares delivered to the Company shall be in such form as is acceptable to the Company.

                      ii. The Company may defer making delivery of Shares under the Plan until satisfactory arrangements have been made for the payment of any tax attributable to exercise of an option. The Administrator may, in its sole discretion, permit an optionee to elect, in such form and at such time as the Administrator may prescribe, to pay all or a portion of all taxes arising in connection with the exercise of an option by electing to (A) have the Company withhold whole Shares, or (B) deliver other whole Shares previously owned by the optionee having a Fair Market Value not greater than the amount to be withheld;
provided, however, that the amount to be withheld shall not exceed the optionee's estimated total tax obligations associated with the transaction.

                          The  Company may  elect to pay an  optionee the amount
of optionee's federal and state income tax liability attributable to the granting of the Option, or the exercise by the optionee of the Option, whichever the case may be, to the extent the Company receives a federal income tax deduction for compensation expense by reason of the grant of the Option or the exercise of that Option by optionee. Within ninety (90) days after the year in which the optionee incurs such tax liability by reason of grant or exercise of the Option, the company by vote of the Board, and the optionee shall mutually determine the amount of federal and state income tax liability owing by optionee as a result thereof and shall settle for the amount to be paid by Company to Optionee to reimburse optionee for that liability after consideration and appropriate credit for the amount of federal and state income tax withheld by the Company for the optionee for the preceding year.

        6. Amendment and Termination. The Board of the Company may at any time and from time to time suspend, amend, or terminate the Plan and may, with the consent of an optionee, make such modifications of the terms and conditions of that optionee's Stock Option as it shall deem advisable.

        7.  Rights  of  Eligible   Participants   and  Optionees.   No  Eligible
Participant,  optionee  or other  person  shall  have  any  claim or right to be granted a Stock  Option  under this Plan,  and neither  this Plan nor any action taken  hereunder  shall be deemed to give or be construed as giving any Eligible
Participant,  optionee or other person any right to be retained in the employ of the Company.  Without limiting the generality of the foregoing,  no person shall have  any  rights  as a  result  of  his or her  classification  of an  Eligible
Participant  or optionee,  such  classifications  being made solely to describe, define and limit those persons who are eligible for consideration for privileges under the Plan.

        8. Privileges of Stock Ownership;  Regulatory Law Compliance;  Notice of
Sale. No optionee shall be entitled to the privileges of stock ownership as to any Option Shares not actually issued and delivered. No Option Shares may be purchased upon the exercise of a Stock Option unless and until all and then applicable requirements of all regulatory agencies having jurisdiction and all applicable requirements of the securities exchanges upon which securities of the Company are listed (if any) shall have been fully complied with. The optionee shall, not more than thirty (30) days after each sale or other disposition of shares of Common Stock acquired pursuant to the exercise of Stock Options, give the Company notice in writing of such sale or other disposition.

        9. Effective Date of the Plan. The Plan shall be deemed adopted as of June 1, 1999.

        10. Exculpation and Indemnification of Stock Option Committee. In addition to any applicable coverage under any directors and officers liability or similar insurance policy, the present, former and future members of the Committee, and each of them, who is or was a director, officer or employee of the Company shall be indemnified by the Company to the extent authorized in and permitted by the Company's Certificate of Incorporation, and/or Bylaws in connection with all actions, suits and proceedings to which they or any of them may be a party by reason of any act or omission of any member of the Committee under or in connection with the Plan or any Option granted thereunder.

        11. Agreement  and  Representations  of  Optionee.  Unless the shares of
Common Stock covered by this Plan have been  registered  with the Securities and
Exchange  Commission  pursuant  to  the  registration   requirements  under  the
Securities  Act of 1933,  each  optionee  shall:  (i) by and upon  accepting  an
Option,  represent  and agree in  writing,  in the form of the  letter  attached hereto as Exhibit "A", for himself or herself and his or her transferees by will or the laws of descent and distribution, that the Option shares will be acquired for investment  purposes and not for resale or  distribution;  and (ii) and upon the exercise of an Option, or a part thereof,  furnish evidence  satisfactory to counsel for the Company,  including  written and signed  representations  in the form of the letter attached hereto as Exhibit "B", to the effect that the Option
Shares  are  being  acquired  for  investment  purposes  and not for  resale  or distribution,  and that the Option  Shares being  acquired  shall not be sold or otherwise transferred by the optionee except in compliance with the registration provisions  under the  Securities  Act of 1933,  as  amended,  or an  applicable exemption therefrom. Furthermore, the Company, at its sole discretion, to assure itself that any sale or distribution by the optionee complies with this Plan and any applicable  federal or state securities laws, may take all reasonable steps, including placing stop transfer  instructions with the Company's  transfer agent prohibiting transfers in violation of the Plan and affixing the following legend
(and/or  such  other  legend or  legends  as the  Committee  shall  require)  on certificates evidencing the shares:

        "THE SHARES  REPRESENTED BY THIS  CERTIFICATE  HAVE NOT BEEN  REGISTERED
        UNDER  THE  SECURITIES  ACT OF 1933,  AS  AMENDED,  AND MAY NOT BE SOLD,
        PLEDGED,  HYPOTHECATED  OR OTHERWISE  TRANSFERRED OR OFFERED FOR SALE IN
        THE ABSENCE OF AN EFFECTIVE  REGISTRATION STATEMENT WITH RESPECT TO THEM
        UNDER THE ACT OR A WRITTEN  OPINION OF COUNSEL  FOR THE HOLDER  THEREOF,
        WHICH OPINION SHALL BE ACCEPTABLE TO GULFPORT ENERGY  CORPORATION,  THAT
        REGISTRATION IS NOT REQUIRED."

At any time that an Optionee  contemplates  the disposition of any of the Option
Shares (whether by sale, exchange, gift, or other form of transfer), he or she shall first notify the Company of such proposed disposition and shall thereafter cooperate with the Company in complying with all applicable requirements of law which, in the opinion of counsel for the Company, must be satisfied prior to the making of such disposition. Before consummating such disposition, the optionee shall provide to the Company an opinion of optionee's counsel, of which both such opinion and such counsel shall be satisfactory to the Company, that such disposition will not result in a violation of any state or federal securities laws or regulations. The Company shall remove any legend affixed to certificates for Option Shares pursuant to this Section if and when all of the restrictions on the transfer of the Option Shares, whether imposed by this Plan or federal or state law, have terminated. Notwithstanding the optionee shall have the right to have his options included in the first registration statement filed by the Company following the grant of his options. If the Company has no immediate plans to file a registration statement, the Board, in its discretion may elect to file a registration statement specifically for the options granted under the Plan.

        12. Severability. If any provision of this Plan as applied to any person or to any circumstance shall be adjudged by a court of competent jurisdiction to be void,  invalid,  or unenforceable,  the same shall in no way affect any other
provision   hereof,   the  application  of  any  such  provision  in  any  other circumstances, or the validity or enforceability hereof.

        13. Construction. Where the context or construction requires, all words applied in the plural herein shall be deemed to have been used in the singular and vice versa, and the masculine gender shall include the feminine and the neuter and vice versa.

        14. Headings. The headings of the several paragraphs herein are inserted solely for convenience of reference and are not intended to form a part of and are not intended to govern, limit or aid in the construction of any term or provision hereof.

        15.  Governing Law. To the extent not governed by the laws of the United
States, this Plan shall be governed by and construed in accordance with the laws of the State of Delaware.

        16. Conflict. In the event of any conflict between the terms and provisions of this Plan and any other document, agreement or instrument, including without limitation, any Stock Option Agreement, the terms and provisions of this Plan shall control.



                                   EXHIBIT "A"





                                              _____________, 1999




Gulfport Energy Corporation
6307 Waterford Blvd., Suite 100
Oklahoma City, OK  73118

Gentlemen:

        On this _____ day of ____________, 1999, the undersigned has received, pursuant to the Gulfport Energy Corporation 1999 Stock Option Plan (the "Plan") and the Stock Option Agreement (the "Agreement") by and between Gulfport Energy
Corporation (the "Company") and the undersigned, dated ____________, 1999, an option to purchase ________ shares of the no par value common stock of the Company (the "Stock").

        In consideration of the grant of such option by the Company:

        1. I hereby represent and warrant to you that the Stock to be acquired pursuant to the option will be acquired by me in good faith and for my own personal account, and not with a view to distributing the Stock to others or otherwise reselling the stock in violation of the Securities Act of 1933, as amended, or the rules and regulations promulgated thereunder.

        2. I hereby acknowledge and agree that: (a) the Stock to be acquired by me pursuant to the Plan has not been registered; and (b) the Stock to be acquired by me will not be freely tradable unless the Stock is either registered under the Securities Act of 1933, as amended, or the holder presents a legal opinion acceptable to Gulfport Energy Corporation that the transfer will not violate the federal securities laws.

        3. I understand that the Company is relying upon the truth and accuracy of the representations and agreements contained herein in determining to grant such options to me and upon subsequently issuing any Stock pursuant to the Plan without the Company first registering the same under the Securities Act of 1933, as amended.

        4. I understand that the certificate evidencing the Stock to be issued pursuant to the Plan will contain a legend upon the face thereof to the effect that the Stock is not registered under the Securities At of 1933 and that stop transfer orders will be placed against the shares with Gulfport Energy
Corporation's transfer agent.



EXHIBIT "A" - PAGE 2


        5. In further consideration for the grant of an option to purchase Stock of Gulfport Energy,  the undersigned hereby agrees to indemnify you and hold you
harmless  against  all  liability,   cost  or  expenses  (including   reasonable
attorney's  fees) arising out of or as a result of any distribution or resale of shares of Stock issued by the  undersigned in violation of the securities  laws.
The  agreements  contained  herein  shall inure to the benefit of and be binding upon  the  respective  legal  representatives,  successors  and  assigns  of the undersigned and Gulfport Energy.

                                            Very truly yours,

                                            (Signature)

                                            (Type or Print Name)




                                   EXHIBIT "B"




Gulfport Energy Corporation
6307 Waterford Blvd., Suite 100
Oklahoma City, Oklahoma  73118

Gentlemen:

        On this _____ day of May, 1999, the undersigned  has acquired,  pursuant to the Gulfport Energy  Corporation Stock Option Plan (the "Plan") and the Stock
Option Agreement (the  "Agreement") by and between  Gulfport Energy  Corporation and the undersigned dated _____________, 1999, _________ (____) shares of no par
value  Common  Stock  of  Gulfport   Energy   Corporation   (the  "Stock").   In
consideration of the issuance by Gulfport Energy  Corporation to the undersigned of said shares of its Common Stock:

        1. I hereby represent and warrant to you that the Stock is being acquired by me in good faith for my own personal account, and not with a view to distributing the Stock to others or otherwise reselling the Stock in violation of the Securities Act of 1933, as amended, or the rules and regulations promulgated thereunder.

        2. I hereby acknowledge and agree that: (a) the Stock being acquired by me pursuant to the Plan has not been registered and that there is no obligation on the part of Gulfport Energy Corporation to register such Stock under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder; and (b) the Stock being acquired by me is not freely tradable and must be held by me for investment purposes unless the Stock is either registered under the Securities Act of 1933 or transferred pursuant to an exemption from such registration, as accorded by the Securities Act of 1933 and under the rules and regulations promulgated thereunder. I further represent and acknowledge that I have been informed by legal counsel in connection with said Plan of the restrictions on my ability to transfer the Stock and that I understand the scope and effect of those restrictions.

        3. I understand that the effects of the above representations are the following: (i) that the undersigned does not presently intend to sell or otherwise dispose of all or any part of the shares of the Stock to any person or entity Gulfport Energy Corporation except in compliance with the terms described above, in the Plan and in the Agreement; and (ii) that the Company is relying upon the truth and accuracy of the representations and agreements contained herein in issuing said shares of the Stock to me without first registering the same under the Securities Act of 1933, as amended.

        4. I hereby agree that the certificate evidencing the Stock may contain the following legend stamped upon the face thereof to the effect that the Stock is not registered under the Securities Act of 1933, as amended, and that the Stock has been acquired pursuant to the representations and restrictions in this letter, the Plan and in the Agreement: EXHIBIT "B" - Page 2


        "THE SHARES  REPRESENTED BY THIS  CERTIFICATE  HAVE NOT BEEN  REGISTERED
        UNDER  THE  SECURITIES  ACT OF 1933,  AS  AMENDED,  AND MAY NOT BE SOLD,
        PLEDGED,  HYPOTHECATED  OR OTHERWISE  TRANSFERRED OR OFFERED FOR SALE IN
        THE ABSENCE OF AN EFFECTIVE  REGISTRATION STATEMENT WITH RESPECT TO THEM
        UNDER THE ACT OF A WRITTEN  OPINION  OF COUNSEL  FOR THE HOLDER  HEREOF,
        WHICH OPINION SHALL BE ACCEPTABLE TO GULFPORT  ENERGY  CORPORATION  THAT
        REGISTRATION IS NOT REQUIRED."

        5. I hereby agree and understand that the Company will place a stop transfer notice with its stock transfer agent to ensure that the restrictions on transfer described herein will be observed.

        6.  In  further   consideration  of  the  issuance  of  the  Stock,  the
undersigned does hereby agree to indemnify you and hold you harmless against all liability, costs, or expenses (including reasonable attorney's fees) arising out of or as a result of any distribution or resale by the undersigned of any of the
Stock.  The  Agreements  contained  herein  shall inure to the benefit of and be binding upon the respective legal representatives, successors and assigns of the undersigned and Gulfport Energy Corporation.

                                            Very truly yours,

                                            (Signature)

                                            (Type or Print Name)




                                                                   ============  ============
