Form 10-Q
period 2001-03-31
GULFPORT ENERGY CORP
filed 2001-05-15
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-10753


                           GULPORT ENERGY CORPORATION
             (Exact name of Registrant as specified in its charter)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of May 14, 2001 was 10,145,400.

                           GULFPORT ENERGY CORPORATION

                                TABLE OF CONTENTS

                           FORM 10-Q QUARTERLY REPORT


PART I     FINANCIAL INFORMATION

 Item 1 Financial Statements

      Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000 .....4

     Statements of Operations for the Three Months Ended
        March 31, 2001 and 2000 (unaudited)...................................5

     Statement of Stockholders' Equity for the Three Months Ended
        March 31, 2001 and 2000 (unaudited)...................................6

     Statements of Cash Flow for the Three Months Ended
        March 31, 2001 and 2000 (unaudited)...................................7

     Notes to Financial Statements........................................... 8

 Item 2 Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................12


PART II    OTHER INFORMATION

 Item 1 Legal Proceedings....................................................19

 Item 2 Changes in Securities and Use of Proceeds............................19

 Item 3 Defaults upon Senior Securities......................................19

 Item 4 Submission of Matters to a Vote of Security Holders..................19

 Item 5 Other Information....................................................19

 Item 6 Exhibits and Reports on Form 8-K.....................................19

        Signatures...........................................................20

                           GULFPORT ENERGY CORPORATION




                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                             March 31, 2001 and 2000







               Forming a part of Form 10-Q Quarterly Report to the
                       Securities and Exchange Commission


This quarterly report on Form 10-Q should be read in conjunction with Gulfport Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

                           GULFPORT ENERGY CORPORATION

                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                      March 31,     December 31,
                                                    -----------    ------------
                                                        2001          2000
                                                    -----------    ------------
                                                    (Unaudited)
                           Assets
Current assets:
 Cash and cash equivalents                          $ 1,733,000    $ 3,657,000
 Accounts receivable, net of allowance for
  doubtful accounts of $244,000 as of March 31,
  2001 and December 31, 2000                          1,203,000      1,108,000
 Prepaid expenses and other current assets              137,000        171,000
                                                    -----------    ------------
  Total current assets                                3,073,000      4,936,000
                                                    -----------    ------------
Property and equipment:
 Oil and natural gas properties                      98,077,000     90,640,000
 Other property and equipment                         1,922,000      1,919,000
 Accumulated depletion, depreciation, amortization  (66,582,000)   (65,867,000)
                                                    -----------    ------------
  Property and equipment, net                        33,417,000     26,692,000
                                                    -----------    ------------
 Other assets                                         2,119,000      2,050,000
                                                    -----------    ------------
                                                    $38,609,000    $33,678,000
                                                    ===========    ============

            Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable and accrued liabilities           $ 7,635,000    $ 2,904,000
 Other liabilities                                    1,167,000      1,022,000
 Current maturities of long-term debt                   818,000        878,000
                                                    -----------    ------------
  Total current liabilities                           9,620,000      4,804,000
                                                    -----------    ------------
Long-term debt                                          152,000        301,000
                                                    -----------    ------------
  Total liabilities                                   9,772,000      5,105,000
                                                    -----------    ------------
Commitments and contingencies                                 -              -

Stockholders' equity (deficit):
 Preferred stock - $.01 par value, 1,000,000
  authorized, none issued                                      -              -
 Common stock - $.01 par value, 15,000,000
  authorized,  10,145,400 issued and outstanding at
  March 31, 2001 and December 31, 2000                  101,000        101,000
 Paid-in capital                                     84,190,000     84,190,000
 Accumulated deficit                                (55,454,000)   (55,718,000)
                                                    -----------    ------------
    Total stockholders' equity                       28,837,000     28,573,000
                                                    -----------    ------------
    Total liabilities and stockholders' equity      $38,609,000    $33,678,000
                                                    ===========    ============

                 See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION

                              STATEMENTS OF INCOME
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2001           2000
Revenues:
    Gas sales                                       $   134,000     $    71,000
    Oil and condensate sales                          3,267,000       3,669,000
    Other income                                         49,000         192,000
                                                    -----------     -----------
                                                      3,450,000       3,932,000
                                                    -----------     -----------
Costs and expenses:
    Operating expenses                                1,602,000       1,085,000
    Production taxes                                    368,000         369,000
    Depreciation, depletion, and amortization           715,000         775,000
    General and administrative                          456,000         340,000
                                                    -----------     -----------
                                                      3,141,000       2,569,000
                                                    -----------     -----------
INCOME FROM OPERATIONS                                  309,000       1,363,000
                                                    -----------     -----------
OTHER (INCOME) EXPENSE:
    Interest expense                                     97,000         212,000
    Interest income                                     (52,000)        (80,000)
                                                    -----------     -----------
                                                         45,000         132,000
                                                    -----------     -----------
INCOME BEFORE INCOME TAXES                              264,000       1,231,000

INCOME TAX EXPENSE (BENEFIT):
    Current                                             106,000         487,000
    Deferred                                           (106,000)       (487,000)
                                                    -----------     -----------
                                                             -               -
                                                    -----------     -----------

NET INCOME                                           $  264,000      $1,231,000
                                                    ===========     ===========
NET INCOME PER COMMON SHARE:
    Basic                                            $     0.03      $     0.12
                                                    ===========     ===========
    Diluted                                          $     0.03      $     0.12
                                                    ===========     ===========

                 See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION
                  Statements of Stockholders' Equity (Deficit)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                           Additional
                                Preferred         Common Stock              Paid-in           Accumulated     Treasury
                                            ------------------------
                                  Stock       Shares        Amount          Capital             Deficit         Stock
                                ---------   ----------   -----------    --------------     ---------------    ---------
Balance at December 31, 1999    $    -      10,145,400   $   101,000    $   84,190,000     $   (60,177,000)   $      -
  Net income                         -             -             -                               1,231,000           -
                                ---------   ----------   -----------    --------------     ---------------    ---------
Balance at March  31, 2000      $    -      10,145,400   $   101,000    $   84,190,000     $   (58,946,000)   $      -
                                =========   ==========   ===========    ==============     ===============    =========
Balance at December 31, 2000    $    -      10,145,400   $   101,000    $   84,190,000     $   (55,718,000)          -
  Net income                         -             -             -                 -               264,000           -
                                ---------   ----------   -----------    --------------     ---------------    ---------
Balance at March  31, 2001      $    -      10,145,400   $   101,000    $   84,190,000     $   (55,454,000)   $      -
                                =========   ==========   ===========    ==============     ===============    =========

                 See accompanying notes to financial statements.

                                 GULFPORT ENERGY
                            Statements of Cash Flows
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                         For the Three Months
                                                            Ended March 31,
                                                            2001        2000
                                                        ----------   ----------
Cash flows from operating activities:
 Net income                                             $  264,000   $1,231,000
 Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depletion, depreciation and amortization                 715,000      775,000
  Amortization of debt issuance costs                           -        59,000
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable               (95,000)       9,000
  Decrease in prepaid expenses                              34,000       25,000
  Increase (decrease) in accounts payable
   and accrued liabilities                               4,731,000   (1,109,000)
  Increase in other liabilities                            145,000      181,000
                                                        ----------   ----------
Net cash provided by operating activities                5,794,000    1,171,000
                                                        ----------   ----------
Cash flows from investing activities:
 (Additions) reductions to cash held in escrow             (55,000)     195,000
 (Additions) to other assets                               (14,000)     (50,000)
 (Additions) to other property, plant and equipment         (3,000)      (7,000)
 (Additions) to oil and gas properties                  (7,437,000)  (1,172,000)
                                                        ----------   ----------
Net cash used in investing activities                   (7,509,000)  (1,034,000)
                                                        ----------   ----------
Cash flows from financing activities:
 Principle payments on borrowings                         (209,000)    (383,000)
                                                        ----------   ----------
Net cash used in financing activities                     (209,000)    (383,000)
                                                        ----------   ----------
Net (decrease) in cash and cash equivalents             (1,924,000)    (246,000)

Cash and cash equivalents at beginning of period         3,657,000    5,664,000
                                                        ----------   ----------
Cash and cash equivalents at end of period              $1,733,000   $5,418,000
                                                        ==========   ==========
Supplemental disclosure of cash flow information:
 Interest payments                                      $   22,000   $   78,000
                                                        ==========   ==========

                 See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



     These condensed financial statements have been prepared by Gulfport Energy Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financials statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-K.

1.      PROPERTY AND EQUIPMENT

The  major  categories  of  property  and  equipment  and  related   accumulated
depreciation, depletion and amortization are as follows:

                                          March 31, 2001     December 31, 2000
                                          --------------     -----------------

Oil and gas properties                     $ 98,077,000        $ 90,640,000
Office furniture and fixtures                 1,445,000           1,442,000
Building                                        217,000             217,000
Land                                            260,000             260,000
                                          --------------     ---------------
Total property and equipment                 99,999,000          92,559,000

Accumulated depreciation, depletion,
   Amortization and impairment reserve      (66,582,000)        (65,867,000)
                                          --------------     ---------------
Property and equipment, net                $ 33,417,000        $ 26,692,000
                                          ==============     ===============

                           GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS ~ CONTINUED
                                   (UNAUDITED)


2.      OTHER ASSETS

    Other assets consist of the following:

                                           March 31, 2001    December 31, 2000
                                           --------------    -----------------
Plugging and abandonment escrow account
  on the WCBB properties                   $  1,808,000        $  1,739,000
CD's securing letter of credit                  200,000             200,000
Deposits                                        111,000             111,000
                                           --------------    ---------------
  Other Assets                             $  2,119,000        $  2,050,000
                                           ==============    ===============

3.      AMOUNTS IN DISPUTE

        Included in the accompanying balance sheets at March 31, 2001 and December 31, 2000, under the caption "Other Liabilities" are net recorded amounts due to Texaco Exploration and Production, Inc. ("Texaco"). The Company owns and operates a production facility at West Cote Blanche Bay ("WCBB"). Pursuant to a facility use agreement, the Company charges third parties, including Texaco for use of the facility. In addition, Texaco provides natural gas, boats and other services to the Company at its WCBB facility. The Company and Texaco are currently negotiating past due amounts related to the facility. The Company believes that it has adequately recorded in its financial statements all material obligations arising from the operations of WCBB as well as revenues earned attributed to operating these facilities.


4.      LONG-TERM DEBT

        The building loan of $170,000 relates to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company's Louisiana headquarters. The building is 12,480 square feet with approximately 6,180 square feet of finished office area and 6,300 square feet of warehouse space. This building allows the Company to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

        A break down of long-term debt is as follows:

                                           March 31, 2001    December 31, 2000
                                           --------------    -----------------
Note payable                                $    800,000       $  1,000,000
Building loan                                    170,000            179,00
                                           --------------    ---------------
                                                 970,000          1,179,000
Less current portion                            (818,000)          (878,000)
                                           --------------    ---------------
Long-term debt                              $    152,000       $    301,000
                                           ==============    ===============

                          GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS ~ CONTINUED
                                   (UNAUDITED)

        During the three months ended March 31, 2001, the Company refinanced amounts due on its note payable. Under the terms of the new agreement, the Company was extended a commitment to borrow up to a total of $1,760,000. Amounts borrowed are to be repaid through monthly principal payments of $110,000 beginning July 1, 2001, with any remaining outstanding principal due October 1, 2002. The refinanced note bears interest at Chase Manhattan Prime rate plus 1%. Subsequent to March 31, 2001, the Company borrowed the additional $960,000 available under this commitment.


5.      EARNINGS PER SHARE

        A reconciliation of the components of basic and diluted net income per common share is presented in the table below:


                                   For the Three Months Ended March 31, 2001
                                   -----------------------------------------
                                                                        Per
                                     Income          Shares            Share
                                    ----------     -----------       --------
Basic:
 Income attributable to
  common stock                      $  264,000      10,145,400        $  0.03
                                                                     ========
Effect of dilutive securities:
 Stock options                               -         323,499
                                    ----------     -----------
Diluted:
 Income attributable to
  common stock, after assumed
  dilutions                         $  264,000      10,468,899        $  0.03
                                    ==========     ===========       ========

                                   For the Three Months Ended March 31, 2000
                                   -----------------------------------------
                                                                        Per
                                     Income          Shares            Share

                                  -----------     -----------        -------
Basic:
 Income attributable to
  common stock                      $1,231,000      10,145,400        $  0.12
                                                                     ========
Effect of dilutive securities:
 Stock options                               -          97,760
                                   ------------    ------------
Diluted:
 Income attributable to
  common stock, after assumed
  dilutions                         $1,231,000      10,243,160        $  0.12
                                   ============    ============      ========




     Common stock equivalents not included in the calculation of diluted earning per share above consists of 1,163,195 warrants issued at the time of the Company's reorganization. This potential common stock was not considered in the calculation due to its anti-dilutive effect during the periods presented.

6.      COMMITMENTS

        Plugging and Abandonment Funds

        In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March, 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties and the plugging and abandonment trust until such time as the Company's obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of March 31, 2001, the plugging and abandonment trust totaled $1,808,000, including interest received during 2001 of approximately $22,000. The Company was in arrears on its escrow payments for the period of June 1999 to September 2000 in the amount of $275,000 as of March 31, 2001. During March 2001, Gulfport intended to begin to fulfill its yearly plugging commitment of 20 wells at WCBB for the twelve month period ending March 2001. Due to equipment and crew unavailability however, this will be delayed until summer 2001.

7.      RECLASSIFICATION

        Certain   reclassifications   have  been  made  to  the  2000  financial
statements presentation in order to conform to the 2001 financial statements presentation.

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

        The following discussion is intended to assist in an understanding of the Company's financial position as of March 31, 2001 and its results of operations for the three month periods ended March 31, 2001 and 2000. The
Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 2000 annual report on Form 10-K.


Overview

        Gulfport is an independent oil and gas exploration and production company with properties located in the Louisiana Gulf Coast. Gulfport has a market enterprise value of approximately $45 million dollars on May 14, 2001 and generated EBITDA of $8.4 and $1.08 million dollars for the twelve months ended December 31, 2000 and the three months ended March 31, 2001, respectively. As of December 31, 2000, the Company had in excess of 25 MMBOE proved reserves with a present value (10%) of estimated future net reserves of $280 million dollars.

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

        Additionally, Gulfport owns 3-D seismic data, which along with the Company's technical expertise, will be used to identify exploratory prospects and test undrilled fault blocks in it's existing fields.

        The Company's operations are concentrated in two fields: West Cote Blanche Bay and the Hackberry Fields.

West Cote Blanche Bay

        West Cote Blanche Bay ("WCBB") Field lies approximately five miles off the coast of Louisiana primarily in St. Mary's parish in a shallow bay, with water depths averaging eight to ten feet. WCBB overlies one of the largest salt dome structures in the Gulf Coast. There are over 100 distinct sandstone reservoirs throughout most of the field and nearly 200 major and minor discrete intervals have been tested. Within almost 900 wellbores that have been drilled to date in the field, over 4,000 potential zones have been penetrated. The sands are highly porous and permeable reservoirs primarily with a strong water drive.

        Estimated cumulative field gross production as of January 1, 2001 is 190 MMBO and 232 BCF of gas. There have been 871 wells drilled in WCBB, and of these 61 are currently producing, 306 are shut-in and 5 have been converted to salt water disposal wells. The balance of the wells (or 499) have been plugged and abandoned. At the end of the first quarter of 2001, Gulfport's net current daily production in this field averaged 1,088 barrels of oil and 250 MCF of gas.

        During March 2001, the Company brought on line three new wells drilled and completed during the first quarter. The Company also recompleted one well at WCBB during the first quarter of 2001. In addition, Gulfport commenced a project to replace the three existing outdated gas compressors at West Cote Blanche Bay with two new, more efficient compressors. The Company is currently testing the new compressors and is finalizing all necessary permits. When the work is completed and the compressors are on line full time, Gulfport hopes to increase efficiency and realize fuel savings by reducing gas usage by 50%. During April and May 2001, the Company brought on line four more new wells drilled and completed during 2001 and recompleted three additional wells.

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

      The East Hackberry field was discovered in 1926 by Gulf Oil Company (now Chevron Corporation) by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 1999 was 111 million barrels of oil with casinghead gas production being 60 billion cubic feet of gas. There have been a total of 170 wells drilled on Gulfport's portion of the field with 13 having current daily production; three produce intermittently; 77 wells are shut-in and 4 wells have been converted to salt water disposal wells. The remaining 72 wells have been plugged and abandoned. During 2000, daily net production averaged 306 barrels of oil and 4,404 barrels of water with a limited amount of gas.

        At West Hackberry, the first discovery well was drilled in 1938 and was developed by Superior Oil Company (now Exxon-Mobil Corporation) between 1938 and 1988. The estimated cumulative oil and condensate production through 2000 was 170 million barrels of oil with casinghead gas production of 120 billion cubic feet of gas. There have been 36 wells drilled to date on Gulfport's portion of West Hackberry and currently 3 are producing, 24 are shut-in and 1 well has been converted to a saltwater disposal well. The remaining 8 wells have been plugged and abandoned. During 2000, daily net production averaged 46 barrels of oil and 167 barrels of water with a limited amount of gas. During the first quarter of 2001, Gulfport unsuccessfully sidetracked an existing non-producing well at West Hackberry and conducted remedial operations to increase production.

First Quarter Overview

        The focus of the Company in the first quarter was completion of the drilling and development program prepared in 2000 and commenced in January 2001. The primary emphasis of this drilling program is in the WCBB field. During this time, the Company was able to access available drilling rigs and proceed with the drilling program. As discussed above, all three wells the Company drilled and completed at WCBB during the first quarter of 2001 were successful. At the date of this filing, these three wells plus an additional four drilled and completed wells at WCBB have increased the Company's net production to approximately 2,200 barrels of oil and 400 Mcfs of gas per day as of May 14, 2001. The Company anticipates these new wells will significantly increase Gulfport's production and revenues during the remainder of 2001. The Company also conducted remedial operations in the Hackberry fields to increase production and had one unsuccessful sidetrack.

        With the additional capital provided from current pricing, the Company anticipates that it will continue its developmental program to further exploit its reserves.

        The following financial table recaps the Company's operating activity for the three month period ended March 31, 2001 as compared to the same period in 2000.

FINANCIAL DATA (unaudited):

                                            Three Months Ended March 31,
                                              2001             2000
                                          ----------        -----------
Revenues:
    Gas sales                             $  134,000        $    71,000
    Oil and condensates sales              3,267,000          3,669,000
    Other income, net                        101,000            272,000
                                          ----------        -----------
                                           3,502,000          4,012,000

Expenses
    Lease operating expenses               1,602,000          1,085,000
    Production taxes                         368,000            369,000
    General and administrative               456,000            340,000
                                          ----------        -----------
                                           2,426,000          1,794,000

EBITDA (1)                                 1,076,000          2,218,000
Depreciation, depletion
    and amortization                         715,000            775,000
                                          ----------        -----------
Income before interest and taxes             361,000          1,443,000
Interest expense                              97,000            212,000
                                          ----------        -----------
Income before income taxes                   264,000          1,231,000

Income tax expense (benefit):
    Current                                  106,000            487,000
    Deferred                                (106,000)          (487,000)
                                          ----------        -----------

Net income                                $  264,000        $ 1,231,000
                                          ==========        ===========

Per share data:
    Net income                            $     0.03       $       0.12
                                          ==========       ============
    Weighted average common shares        10,145,400         10,145,400
                                          ==========       ============




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

                              RESULTS OF OPERATIONS


Comparison of the Three months Ended March 31, 2001 and 2000

        During the three months ended March 31, 2001, the Company reported net income of $.26 million, a $.97 million decrease from net income of $1.23 million for the corresponding period in 2000. This decrease is primarily due to the following factors:

        Oil and Gas Revenues. During the three months ended March 31, 2001, the Company reported oil and gas revenues of $3.4 million, a 9% decrease from $3.7 million for the comparable period in 2000. This decrease was due principally to a decrease in oil production from 127,000 barrels to 113,000 barrels for the three months ended March 31, 2000 and 2001, respectively. This decrease in production was due to natural production declines and was partially offset by the additional production generated from the Company's new wells that went on-line in March 2001. The decrease in revenues was slightly offset by an increase in gas revenues due to increased prices for the three months ended March 31, 2001 as compared to the same period in 2000. The following table summarizes the Company's oil and gas production and related pricing for the three months ended March 31, 2001 and 2000:

                                        Three months Ended March 31,
                                            2001        2000
                                            ----        ----
      Oil production volumes (Mbbls)      113            127
      Gas production volumes (Mmcf)        13             28
        Average oil price (per Bbl)    $28.85         $28.89
      Average gas price (per Mcf)      $10.51         $ 2.51


        Production Costs. Production costs increased $.51 million from $1.09 million for the three months ended March 31, 2000 to $1.60 million for the comparable period in 2001. This increase was due in part to a $.23 million increase in gas lift costs for the three months ended March 31, 2001 as compared to the same period in 2000. This increase in gas lift costs was primarily a result of higher gas prices during the first quarter of 2001 as compared to the same period in 2000. In addition, production costs also increased slightly as a result of the Company's non-capitalized well workover activity during the three month period ended March 31, 2001. For the same period of 2000, there was no non-capitalized workover activity.

        Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $.60 million, or 8% from $.78 million for the three months ended March 31, 2000 to $.72 million for the comparable period in 2001. This decrease was attributable primarily to a decrease in production to 115 MBOE's for the three months ended March 31, 2001 as compared to 132 MBOE's for the same period in 2000.

        General and Administrative Expenses. General and administrative expenses increased $.12 million from $.34 million for the three months ended March 31, 2000 to $.46 million for the comparable period in 2001. This increase was due primarily to the Company's contribution of $.04 million to its 401(k) plan and $.06 million spent on the Company's engineering reserve report during the three months ended March 31, 2001.

        Interest Expense. Interest expense decreased $.12 million, or 54%, from $.21 million for the three months ended March 31, 2000 to $.97 million for the comparable period in 2001. This decrease was principally due to the reduction of the Company's outstanding loan debt balance from $2.7 million at March 31, 2000 as compared to approximately $1.0 million at March 31, 2001.

        Income Taxes. As of December 31, 2000, the Company had a net operating loss carryforward of approximately $69 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $41 million, which was fully reserved by a valuation allowance at that date. Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $0.11 million was provided for the three month period ended March 31, 2001, which was fully offset by an equal income tax benefit due to operating loss carryforwards.

Capital Expenditures, Capital Resources and Liquidity

      Net cash flow provided by operating activities for the three month period ended March 31, 2001 was $5.8 million, as compared to net cash flow provided of $1.2 million for the comparable period in 2000. This was primarily due to an increase in the Company's accounts payable as a result of the capital expenditure program began in January 2001.

        Net cash used in investing activities during the three months ended March 31, 2001 was $7.5 million as compared to $1.0 million used during the same period of 2000. This increase was a result of the initiation of the Company's drilling program in January 2001 along with other well related capitalized workover related activity.

      Net cash used in financing activities for the three months ended March 31, 2001 was $.21 million as compared to net cash used of $.38 million during the same period of 2000. For both periods, net cash used in financing activities consisted of principle payments on bank borrowings.

        Capital Expenditures. During the three months ended March 31, 2001, Gulfport invested $7.4 million in oil and gas properties and other property and equipment as compared to $1.2 million invested during the comparable period in 2000. Of the $7.4 million the company spent in the first quarter, $5.4 million was spent on drilling and completion costs on new wells and $1.9 million was spent on workover activity on existing wells.

        During the three month period ended March 31, 2001, Gulfport financed its capital expenditures payment requirements with cash flows provided by operations and borrowings under the Company's credit facilities. In April 2001, the Company borrowed the amount remaining and available on its bank credit facility.

        Gulfport's strategy is to continue to increase cash flows generated by its properties by undertaking new drilling, workover, sidetrack and recompletion projects in the fields to exploit its extensive reserves. The Company has upgraded its infrastructure by enhancing its existing facilities to increase operating efficiencies, increase volume capacities and lower lease operating expenses. Additionally, Gulfport completed the reprocessing of its 3D seismic data in its principal property, West Cote Blanche Bay. The reprocessed data will enable the Company's geophysicists to generate new prospects and enhance existing prospects in the intermediate zones in the field thus creating a portfolio of new drilling opportunities in the most prolific depths of the field.

        Capital Resources. On July 11, 1997 Gulfport entered into a $15,000,000 credit facility with ING (U.S.) Capital Corporation ("ING") 1998 and 1999, there were two amendments to the facility and the maturity date was reset to June 30, 2000. On June 28, 2000, the Company repaid in full its credit facility at ING and established a new credit facility at Bank of Oklahoma ("BOK"). Gulfport was advanced $1.6 million on this new facility, which called for interest payments to be made monthly in addition to twelve monthly principal payments of $100,000, with the remaining unpaid balance due on August 31, 2001. On March 22, 2001, Gulfport executed a new note with BOK increasing the availability to $1,760,000, increasing the monthly payments slightly to $110,000 beginning July 1, 2001 and extending the maturity date to October 1, 2002. This new note replaces the original BOK note dated June 28, 2000. In April 2001, the Company borrowed the amount remaining and available on its BOK credit facility.

        As a result of the completion of the NSA engineering report as of January 1, 2001, the Company has initiated discussions with other banking institutions and is attempting to put in a place a larger and longer-term revolving credit facility. The Company cannot be sure however that they will be successful.

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

        To realize reserves and increase production, the Company must continue its exploratory drilling, undertake other replacement activities or utilize third parties to accomplish those activities. In the year 2001, Gulfport expects to undertake several intermediate drilling programs. It is anticipated that these reserve development projects will be funded either through the use of cash flow from operations when available, interim bank financing, a long-term credit facility or by accessing the capital markets. The cash flow generated from these new projects will be used to make the Company's required principal payments on its debt with the remainder reinvested in the field to complete more capital projects.

COMMITMENTS

Plugging and Abandonment Funds

        In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties and the plugging and abandonment trust until such time as the Company's plugging and abandonment obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. The Company ceased making the required monthly contributions to the plugging and abandonment escrow account from June 1999 to September 2000 and is currently negotiating a settlement of this issue with Texaco. As of March 31, 2001, the plugging and abandonment trust totaled $1,808,000. These funds are invested in a U.S. Treasury Money Market.

        During March 2001, Gulfport intended to begin to fulfill its yearly plugging commitment of 20 wells at WCBB for the twelve month period ending March 2001. Due to equipment and crew unavailability however, this will be delayed until summer 2001.

        In addition, the Company has letters of credit totaling $200,000 secured by certificates of deposit being held for plugging costs in the East Hackberry field. Once specific wells are plugged and abandoned the $200,000 will be returned to the Company.


PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Gulfport has been named as a defendant in various lawsuits. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations for the periods presented in the financial statements

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITES

        Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.  OTHER INFORMATION

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        No reports filed on Form 8-K during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GULFPORT ENERGY CORPORATION

Date:  May 14, 2001


                                       /s/Mike Liddell
                                       -------------------------
                                       Mike Liddell
                                       Chief Executive Officer

                                       /s/Mike Moore
                                       -------------------------
                                       Mike Moore
                                       Chief Financial Officer