Form 10-Q
period 2001-06-30
GULFPORT ENERGY CORP
filed 2001-08-14
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of August 14, 2001 was 10,146,656.

                          GULFPORT ENERGY CORPORATION

                                TABLE OF CONTENTS

                           FORM 10-Q QUARTERLY REPORT


PART  I     FINANCIAL  INFORMATION

  Item  1  Financial  Statements

    Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000          4

    Statements of Income for the Three and Six Month periods Ended
      June 30, 2001 and 2000 (unaudited)                                       5

    Statement of Stockholders' Equity for the Six Months Ended
      June 30, 2001 and 2000 (unaudited)                                       6

    Statements  of  Cash  Flows  for  the  Six  Months  Ended
      June 30, 2001 and 2000 (unaudited)                                       7

    Notes  to  Financial  Statements                                           8

Item  2  Management's  Discussion  and  Analysis  of  Financial
         Condition  and  Results  of  Operations                              12


PART  II    OTHER  INFORMATION

  Item  1  Legal  Proceedings                                                 22

  Item  2  Changes  in  Securities  and  Use  of  Proceeds                    22

  Item  3  Defaults  upon  Senior  Securities                                 22

  Item  4  Submission  of  Matters  to  a  Vote  of  Security  Holders        22

  Item  5  Other  Information                                                 22

  Item  6  Exhibits  and  Reports  on  Form  8-K                              22

           Signatures                                                         23

                          GULFPORT ENERGY CORPORATION




                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                             June 30, 2001 and 2000







              Forming a part of Form 10-Q Quarterly Report to the
                       Securities and Exchange Commission


This quarterly report on Form 10-Q should be read in conjunction with Gulfport Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

                           GULFPORT ENERGY CORPORATION
                                 BALANCE SHEETS

                                                     JUNE 30,      DECEMBER 31,
                                                       2001            2000
                                                    -----------    ------------
                                                    (UNAUDITED)

                                     ASSETS
Current  assets:
    Cash and cash equivalents                       $  2,199,000   $ 3,657,000
     Accounts receivable, net of allowance for
       doubtful accounts of $239,000 and
       $244,000 as of  June 30, 2001, and
       December 31, 2000, respectively                 1,757,000     3,608,000
     Prepaid expenses and other current assets           187,000       171,000
                                                     -----------   -----------

       Total current assets                            4,143,000     7,436,000
                                                     -----------   -----------

Property  and  equipment:
     Oil and natural gas properties                  101,241,000    90,640,000
     Other property and equipment                      1,924,000     1,919,000
     Accumulated depletion, depreciation,
       amortization                                  (67,663,000)  (65,867,000)
                                                     -----------   -----------

       Property and equipment, net                    35,502,000    26,692,000
                                                     -----------   -----------

     Other assets                                      2,210,000     2,050,000
                                                     -----------   -----------

                                                    $ 41,855,000   $36,178,000
                                                    ============   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities:
     Accounts payable and accrued liabilities       $  5,836,000   $ 6,426,000
     Note payable - related party                      3,000,000             -
     Current maturities of long-term debt              1,340,000       878,000
                                                    ------------   -----------

       Total current liabilities                      10,176,000     7,304,000
                                                    -----------    -----------

Long-term debt                                           472,000       301,000
                                                    ------------   -----------

       Total liabilities                              10,648,000     7,605,000
                                                    ------------   -----------

Commitments and contingencies                                  -             -

Stockholders' equity (deficit):
     Preferred stock - $.01 par value, 1,000,000
       Authorized, none issued                                 -             -
     Common stock - $.01 par value, 15,000,000
       authorized, 10,146,656 and 10,145,400 issued
       and outstanding at June 30, 2001 and
       December 31, 2000, respectively                   101,000       101,000
     Paid-in capital                                  84,192,000    84,190,000
     Accumulated deficit                             (53,086,000)  (55,718,000)
                                                    ------------   -----------

       Total stockholders' equity                     31,207,000    28,573,000
                                                    ------------   -----------

       Total liabilities and stockholder's equity   $ 41,855,000   $36,178,000
                                                    ============   ===========

                 See accompanying notes to financial statements

                           GULFPORT ENERGY CORPORATION
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                 FOR THE THREE               FOR THE SIX
                               MONTHS ENDED JUNE 30,     MONTHS ENDED JUNE 30,
                                 2001         2000         2001         2000
                              ---------    ----------   ----------   ----------
Revenues:
  Gas sales                   $   32,000   $  106,000   $  166,000   $  177,000
  Oil and condensate sales     4,909,000    3,240,000    8,176,000    6,909,000
  Other income                    12,000        2,000       61,000      195,000
                              ----------   ----------   ----------   ----------
                               4,953,000    3,348,000    8,403,000    7,281,000
                              ----------   ----------   ----------   ----------
Cost and expenses:
  Operating expenses             978,000    1,364,000    2,571,000    2,449,000
  Production taxes               567,000      317,000      944,000      686,000
  Depreciation, depletion      1,082,000      705,000    1,796,000    1,480,000
    and amortization
  General and administrative     403,000      378,000      860,000      718,000
                              ----------   ----------   ----------   ----------
                               3,030,000    2,764,000    6,171,000    5,333,000
                              ----------   ----------   ----------   ----------

INCOME FROM OPERATIONS:        1,923,000      584,000    2,232,000    1,948,000
                              ----------   ----------   ----------   ----------

OTHER (INCOME) EXPENSE:
  Gain on settlement of
    disputed amounts            (482,000)           -     (482,000)           -
  Interest expense                72,000      179,000      169,000      391,000
  Interest income                (34,000)     (92,000)     (87,000)    (172,000)
                              ----------   ----------   ----------   ----------
                                (444,000)      87,000     (400,000)     219,000
                              ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES     2,367,000      497,000    2,632,000    1,729,000

INCOME TAX EXPENSE (BENEFIT):
  Current                        947,000      198,000    1,053,000      685,000
  Deferred                      (947,000)    (198,000)  (1,053,000)    (685,000)
                              ----------   ----------   ----------   ----------
                                       -            -            -            -
                              ----------   ----------   ----------   ----------

NET INCOME                    $2,367,000   $  497,000   $2,632,000   $1,729,000
                              ==========   ==========   ==========   ==========

NET INCOME PER COMMON SHARE:
  Basic                       $     0.23   $     0.05   $     0.26   $     0.17
                              ==========   ==========   ==========   ==========

  Diluted                     $     0.23   $     0.05   $     0.25   $     0.17
                              ==========   ==========   ==========   ==========



                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                  Statements of Stockholders' Equity (Deficit)
                                  (Unaudited)

                                                                    Additional
                                Preferred        Common Stock         Paid-in      Accumulated   Treasury
                                  Stock       Shares      Amount      Capital        Deficit       Stock
                                ---------   ----------   --------   -----------   ------------   --------
Balance at December 31, 1999      $   -     10,145,400   $101,000   $84,190,000   $(60,177,000)   $    -
  Net Income                          -              -          -             -      1,729,000         -
                                  -----     ----------   --------   -----------   ------------    ------

Balance at June 30, 2000          $   -     10,145,400   $101,000   $84,190,000   $(58,448,000)   $    -
                                  =====     ==========   ========   ===========   ============    ======

Balance at December 31, 2000      $   -     10,145,400   $101,000   $84,190,000   $(55,718,000)   $    -
  Common shares issued                -          1,166          -         2,000              -         -
  Net income                          -              -          -             -      2,632,000         -
                                  -----     ----------   --------   -----------   ------------    ------

Balance at June 30, 2001          $   -     10,146,566   $101,000   $84,192,000   $(53,086,000)   $    -
                                  =====     ==========   ========   ===========   ============    ======





                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)

                                                         For the Six Months
                                                            Ended June 30,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
Cash flows from operating activities:
  Net income                                         $ 2,632,000    $ 1,729,000
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation, depletion, and amortization          1,796,000      1,480,000
    Amortization of debt issuance costs                        -         84,000
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable         1,851,000       (278,000)
    (Increase) decrease in prepaid expenses
      and other                                          (15,000)        29,000
    (Decrease) increase in accounts payable,
      and accrued liabilities                           (590,000)       482,000
                                                     -----------    -----------
Net cash provided by operating activities              5,674,000      3,526,000
                                                     -----------    -----------

Cash flows from investing activities:
  (Additions) reductions to cash held in escrow         (128,000)       182,000
  (Additions) to other assets                            (32,000)       (56,000)
  (Additions) to other property, plant and equipment      (5,000)       (17,000)
  Proceeds from sale of oil and gas equipment                  -        100,000
  (Additions) to oil and gas properties              (10,602,000)    (3,790,000)
                                                     -----------    -----------

Net cash provided by (used in) investing activities  (10,767,000)    (3,581,000)
                                                     -----------    -----------

Cash flows from financing activities:
  Borrowings on note payable - related party           3,000,000              -
  Borrowings on note payable                             960,000      1,600,000
  Principal payments on borrowings                      (327,000)    (2,887,000)
  Proceeds from issuance of common stock                   2,000              -
                                                     -----------    -----------

Net cash provided by (used in)
  financing activities                                 3,635,000     (1,287,000)
                                                     -----------    -----------

Net (decrease) in cash and cash equivalents           (1,458,000)    (1,342,000)

Cash and cash equivalents at beginning of period       3,657,000      5,664,000
                                                     -----------    -----------

Cash and cash equivalents at end of period           $ 2,199,000    $ 4,322,000
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
  Interest payments                                  $    29,000    $   137,000
                                                     ===========    ===========

                 See accompanying notes to financial statements

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


1.     PROPERTY  AND  EQUIPMENT

The major categories of property and equipment and related accumulated depreciation, depletion and amortization are as follows:

                                           June 30, 2001       December 31, 2000
                                           -------------       -----------------
Oil  and  gas  properties                  $101,241,000          $ 90,640,000
Office  furniture  and  fixtures              1,447,000             1,442,000
Building                                        217,000               217,000
Land                                            260,000               260,000
                                           ------------          ------------

Total  property  and  equipment             103,165,000            92,559,000

Accumulated depreciation, depletion,
  amortization and impairment reserve       (67,663,000)          (65,867,000)
                                           ------------          ------------

Property and equipment, net               $  35,502,000         $  26,692,000
                                           ============          ============

                          GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


2.     OTHER  ASSETS

    Other  assets  consist  of  the  following:

                                           June 30, 2001       December 31, 2000
                                           -------------       -----------------
Plugging and abandonment escrow account
  on  the  WCBB  properties                $  1,899,000           $  1,739,000
CD's  securing  letter  of  credit              200,000                200,000
Deposits                                        111,000                111,000
                                            -----------            -----------

                                           $  2,210,000           $  2,050,000
                                            ===========            ===========


3.     LONG-TERM  DEBT

     The building loan of $162,000 relates to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company's Louisiana headquarters. The building is 12,480 square feet with approximately 6,180 square feet of finished office area and 6,300 square feet of warehouse space. This building allows the Company to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

       A  break  down  of  long-term  debt  is  as  follows:

                                        June 30, 2001       December 31, 2000
                                        -------------       -----------------
         Note  payable                  $  1,650,000          $  1,000,000
         Building  loan                      162,000               179,000
                                        ------------          ------------

                                           1,812,000             1,179,000

         Less current portion             (1,340,000)             (878,000)
                                        ------------          ------------

         Long-term  debt               $     472,000         $     301,000
                                        ============          ============


     During the first quarter of 2001, the Company refinanced amounts due on its note payable. Under the terms of the new agreement, the Company was extended a commitment to borrow up to a total of $1,760,000. Amounts borrowed are to be repaid through monthly principal payments of $110,000 beginning July 1, 2001, with any remaining outstanding principal due October 1, 2002. The refinanced note bears interest at Chase Manhattan Prime rate plus 1%. During April 2001, the Company borrowed the additional $960,000 available under this commitment. The first principal payment of $110,000 was made during June 2001.

                          GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


4.     NOTE  PAYABLE  -  RELATED  PARTY

     On May 22, 2001, the Company entered in to a revolving line of credit agreement with Gulfport Funding, LLC, ("Gulfport Funding") which is wholly owned by one of the Company's stockholders. Under the terms of the agreement, the Company may borrow up to $3,000,000, with borrowed amounts bearing interest at Bank of America Prime Rate plus four percent. All outstanding principal amounts along with accrued interest are due on February 22, 2002. The Company paid a facility commitment fee of $60,000 in connection with this line of credit. This fee will be amortized over the life of the agreement. At June 30, 2001, the Company had borrowed $3,000,000 available under this line.

     In accordance with the revolving credit agreement, the Company issued 108,625 warrants to CD Holdings LLC. The exercise price of these warrants was established as the average closing price of the Company's common stock for the five days following the issuance of the warrants. The warrant agreement provides for pro-rata adjustments to the number of warrants granted if the Company at any time increases the number of outstanding shares or otherwise adjusts its capitalization.


5.     SETTLEMENT  OF  DISPUTED  AMOUNTS

     During the second quarter of 2001, the Company reached a settlement with Texaco Exploration and Production, Inc. ("Texaco") regarding previously disputed amounts, some of which date back to periods which were prior to the Company's reorganization. The Company's net gain resulting from this settlement is included in the accompanying statements of income for the three and six-month periods ending June 30, 2001, as "Gain on settlement of disputed amounts".


6.     EARNINGS  PER  SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                           FOR THE THREE MONTHS ENDED JUNE 30,
                         ----------------------------------------------------------------------
                                         2001                               2000
                         --------------------------------      --------------------------------
                                                    PER                                  PER
                           INCOME       SHARES     SHARE        INCOME      SHARES      SHARE
                         ----------   ----------   -------     ---------  ----------   -------
BASIC:
  Income attributable
    to common stock      $2,367,000   10,145,900   $  0.23     $ 497,000  10,145,400   $  0.05
                                                    ======                              ======
Effect of dilutive
  securities:
    Stock options                 -      368,526                       -     214,405
                          ---------   ----------                --------  ----------

Diluted:
  Income attributable to
    common stock, after
    assumed dilutions    $2,367,000   10,514,426   $  0.23     $ 497,000  10,359,805   $  0.05
                          =========   ==========    ======      ========  ==========    ======

                          GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


                                             FOR THE SIX MONTHS ENDED JUNE 30,
                         ----------------------------------------------------------------------
                                         2001                               2000
                         --------------------------------      --------------------------------
                                                    PER                                  PER
                           INCOME       SHARES     SHARE        INCOME      SHARES      SHARE
                         ----------   ----------   -------     ---------  ----------   -------
BASIC:
  Income attributable
    to common stock      $2,632,000   10,145,651   $  0.26     $1,729,000  10,145,400   $ 0.17
                                                    ======                               =====
Effect of dilutive
  securities:
    Stock options                 -      350,026                       -     161,312
                          ---------   ----------                --------  ----------

Diluted:
  Income attributable to
    common stock, after
    assumed dilutions    $2,632,000   10,495,677   $  0.25     $1,729,000  10,306,712   $ 0.17
                          =========   ==========    ======      =========  ==========    ======

     Common stock equivalents not included in the calculation of diluted earnings per share above consists of 1,163,195 warrants issued at the time of the Company's reorganization. Also not included in the calculation of 2001 diluted earnings per share are 108,625 warrants issued in connection with the Company's revolving line of credit with Gulfport Funding, as discussed in Note
4. These potential common shares were not considered in the calculation due to their anti-dilutive effect during the periods presented.

7.   COMMITMENTS

     Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March, 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties until abandonment obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. During March 2001, Gulfport intended to begin to fulfill its yearly plugging commitment of 20 wells at WCBB for the twelve month period ending March 2001. Due to equipment and crew unavailability however, this activity commenced in the third quarter of 2001.

     As of June 30, 2001, the plugging and abandonment trust totaled $1,899,000, including interest received during 2001 of approximately $32,000. The Company was in arrears on its escrow payments for the period of June 1999 to September 2000 in the amount of $275,000 as of June 30, 2001. However, as a result of the settlement reached with Texaco in April 2001, the Company is now current with its escrow obligations.

8.   RECLASSIFICATION

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

     The following discussion is intended to assist in an understanding of the Company's financial position as of June 30, 2001 and its results of operations for the three and six-month periods ended June 30, 2001 and 2000. The Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 2000 annual report on Form 10-K.


Overview

     Gulfport is an independent oil and gas exploration and production company with properties located in the Louisiana Gulf Coast. Gulfport has a market enterprise value of approximately $48.7 million dollars on August 13, 2001 and generated EBITDA of $4.1 and $3.0 million dollars for the six months ended June 30, 2001 and the three months ended June 30, 2001, respectively.

     The Company is consulting with its financial advisors to determine how to take advantage of the current markets whether through internal value creation or a capital markets transaction which could include a sale of all or part of the Company.

     As of January 1, 2001, the Company had in excess of 25 MMBOE proved reserves with a present value (10%) of estimated future net reserves of $280 million dollars.

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

     Additionally, Gulfport owns 3-D seismic data, which along with the Company's technical expertise, will be used to identify exploratory prospects and test undrilled fault blocks in its existing fields.

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

     Estimated cumulative field gross production as of January 1, 2001 is 190 MBO and 232 BCF of gas. There have been 871 wells drilled at WCBB, and of these 61 are currently producing, 306 are shut-in and 5 are utilized as salt water disposal wells. The balance of the wells (or 499) have been plugged and abandoned. During June 2001, Gulfport's net current daily production in this field averaged 1,474 barrels of oil.

     During April 2001, Gulfport finished the seven well drilling program it had commenced in January of 2001. The Company successfully drilled, completed and is currently producing six intermediate depth wells, with total depths averaging approximately 9,000' and one shallow well, with a total depth of 2,500'. These wells found significant oil and gas deposits in multiple targets ranging from relatively low risk proven undeveloped objectives to higher potential exploratory targets. Gulfport feels that by taking most future wells to a depth of 9,000' there will be an increased chance of converting reserves currently classified as possible and probable to proved. The Company has plans to begin another three to five intermediate depth well drilling program during October of 2001, pending rig availability.

     Gulfport has an ongoing plan to review and increase production from existing marginal and non-producing wells. Since January of 2001, the Company has worked over or re-completed six wells in order to restore or increase production. Gulfport has several additional workovers and recompletions scheduled for the remainder of the year.

     Gulfport also has an ongoing program to modernize and service the existing production facilities at West Cote Blanche Bay. Since the beginning of the second quarter the Company has put two new gas compressors into full time service at the field replacing two outdated compressors. The new compressors increased efficiency and, together with a new header valve Gulfport installed at one of the tank batteries reduced the Company's gas usage by 50%. Gulfport is in the process of back flowing and cleaning sand from the five salt-water disposal wells at West Cote Blanche Bay, which will allow the wells to handle a higher volume of water.

     Gulfport has recently commenced the yearly program to meet its plugging liability. The Company will plug 27 non-producing wells at West Cote Blanche Bay.

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

     Gulfport is in the process of testing fourteen shut-in wells in the State Lease 50 portion of East Hackberry to detemine current production potential. To date, the Company believes that at least six of the wells that have been tested warrant continuous production. The work to restore these wells is underway. The Company estimates one of these wells will satisfy the gas lift needs of the East Hackberry Field. The testing has also indicated some of the wells need to be worked over and possibly recompleted and the Company is in the process of scheduling this work. Gulfport is in the process of re-activating a satellite tank battery to service the wells that are being returned to production. The average daily production during June 2001 for both Hackberry fields was 370 barrels of oil per day.

     Gulfport  will  plug  four  wells  at  the  State  Lease 50 portion of East
Hackberry  during  the  third  quarter  of  2001.

Second  quarter  Overview

     The focus of the Company in the second quarter was completion of the drilling and development program prepared in 2000 and commenced in January 2001. The primary emphasis of this drilling program was in the WCBB field.

     During April 2001, Gulfport finished the seven well drilling program it had commenced in January of 2001 in its West Cote Blanche Field. The Company successfully drilled, completed and is currently producing six intermediate depth wells, with total depths averaging approximately 9,000' and one shallow well, with a total depth of 2,500'. These wells found significant oil and gas deposits in multiple targets ranging from relatively low risk proven undeveloped objectives to higher potential exploratory targets.

     The Company anticipates these new wells will significantly increase Gulfport's production and revenues during the remainder of 2001. With the additional capital provided from current pricing, the Company anticipates that it will continue its developmental program to further exploit its reserves. The Company has plans to begin another three to five intermediate depth well drilling program during October of 2001, pending rig availability.


     The following financial table recaps the Company's operating activity for the three and six month periods ended June 30, 2001 as compared to the same periods in 2000.

FINANCIAL  DATA  (unaudited):

                                Three Months Ended         Six Months Ended
                                     JUNE  30,                 JUNE  30,
                                 2001        2000          2001         2000
                             -----------  -----------  -----------  -----------
Revenues:
  Gas Sales                  $    32,000  $   106,000  $   166,000  $   177,000
  Oil and condensates sales    4,909,000    3,240,000    8,176,000    6,909,000
  Other income, net               46,000       94,000      148,000      367,000
                             -----------  -----------  -----------  -----------
                               4,987,000    3,440,000    8,490,000    7,453,000

Expenses:
  Lease operating expenses       978,000    1,364,000    2,571,000    2,449,000
  Production taxes               567,000      317,000      944,000      686,000
  General and administrative     403,000      378,000      860,000      718,000
                             -----------  -----------  -----------  -----------
                               1,948,000    2,059,000    4,375,000    3,853,000

Depreciation, depletion
  and amortization             1,082,000      705,000    1,796,000    1,480,000
                              ----------   ----------   ----------   ----------

Income before interest
  and taxes                    1,957,000      676,000    2,319,000    2,120,000

Gain on settlement of
  disputed amounts               482,000            -      482,000            -

Interest expense                 (72,000)    (179,000)    (169,000)    (391,000)
                             -----------  -----------  -----------  -----------

Income before income taxes     2,367,000      497,000    2,632,000    1,729,000

Income tax expense
  (benefit):
    Current                      947,000      198,000    1,053,000      685,000
    Deferred                    (947,000)    (198,000)  (1,053,000)    (685,000)
                             -----------  -----------  -----------  -----------

Net income                   $ 2,367,000  $   497,000  $ 2,632,000  $ 1,729,000
                             ===========  ===========  ===========  ===========

EBITDA (1)                   $ 3,039,000  $ 1,381,000  $ 4,115,000  $ 3,600,000
                             ===========  ===========  ===========  ===========

Per share data:

 Net income
                             $      0.23  $      0.05  $      0.26  $      0.17
                             ===========  ===========  ===========  ===========

  Weighted average common
    shares                    10,145,900   10,145,400   10,145,651   10,145,400
                             ===========  ===========  ===========  ===========

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

                              RESULTS OF OPERATIONS


Comparison  of  the  Three  months  Ended  June  30,  2001  and  2000

     During the three months ended June 30, 2001, the Company reported net income of $2.4 million, a $1.9 million increase from net income of $.50 million for the corresponding period in 2000. This increase is primarily due to the following factors:

     Oil and Gas Revenues. For the three months ended June 30, 2001, the Company reported oil and gas revenues of $4.9 million, a 48% increase from $3.3 million for the comparable period in 2000. This increase was due principally to a 57% increase in oil production from 113,000 barrels to 177,000 barrels for the three months ended June 30, 2000 and 2001, respectively. This increase in production was due to the new oil production generated from the Company's drilling program initiated during the first quarter of 2001. The increase in total revenues was slightly offset by a decrease in gas revenues due to lower gas production volumes for the three months ended June 30, 2001 as compared to the same period in 2000.

 The following table summarizes the Company's oil and gas production and related pricing for the three months ended June 30, 2001 and 2000:

                                                  Three  months  Ended  June 30,
                                                        2001          2000
                                                        ----          ----
      Oil  production  volumes  (Mbbls)                  177            113
      Gas  production  volumes  (Mmcf)                    12             42
      Average  oil  price  (per  Bbl)                 $27.68         $28.67
      Average  gas  price  (per  Mcf)                  $2.72          $2.52

     Production Costs. Production costs decreased $.42 million from $1.4 million for the three months ended June 30, 2000 to $.98 million for the comparable period in 2001. This decrease was due primarily to a $.38 million decrease in gas lift costs for the three months ended June 30, 2001 as compared to the same period in 2000. This decrease in gas lift costs was a result of lower volumes of gas used for gas lift during the second quarter of 2001 as compared to the same period in 2000.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $.37 million from $.71 million for the three months ended June 30, 2000 to $1.08 million for the comparable period in 2001. This increase was attributable primarily to an increase in production to 179 MBOE's for the three months ended June 30, 2001 as compared to 120 MBOE's for the same period in 2000.

     General and Administrative Expenses. General and administrative expenses remained relatively constant at $.40 million for the three months ended June 30, 2001 as compared to $.38 million during the same period in 2000.

     Interest Expense. Interest expense decreased $.11 million, or 60%, from $.18 million for the three months ended June 30, 2000 to $.07 million for the comparable period in 2001. This decrease was primarily due to the settlement of the disputed amounts with Texaco in April 2001. Previously, the Company was accruing interest expense related to the unsettled and disputed amounts.

     Income Taxes. As of December 31, 2000, the Company had a net operating loss carryforward of approximately $69 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $41 million, which was fully reserved by a valuation allowance at that date.
Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $0.95 million was provided for the three month period ended June 30, 2001, which was fully offset by an equal income tax benefit due to operating loss carryforwards.

     Gain on settlement of disputed amount. During the three months ended June 30, 2001, the Company reached a settlement with Texaco regarding previously disputed amounts. As a result of this settlement, the Company recognized a one time gain of $482,000 for the three months ended June 30, 2001.

Comparison  of  the  Six  months  Ended  June  30,  2001  and  2000

     During the six months ended June 30, 2001, the Company reported net income of $2.6 million, a $.90 million increase from net income of $1.7 million for the corresponding period in 2000. This increase is primarily due to the following factors:

     Oil and Gas Revenues. During the six months ended June 30, 2001, the Company reported oil and gas revenues of $8.3 million, a 17% increase from $7.1 million for the comparable period in 2000. This increase was due principally to an increase in oil production from 240,000 barrels to 291,000 barrels for the six months ended June 30, 2000 and 2001, respectively. This increase in oil production was due to the new production generated from the Company's drilling program initiated during the first quarter of 2001. The increase in total revenues was slightly offset by a decrease in gas revenues due to lower gas production volumes for the six months ended June 30, 2001 as compared to the same period in 2000.

               The  following  table  summarizes   the  Company's  oil  and  gas
production  and related pricing for the six months ended June 30, 2001 and 2000:

                                                    Six  months  Ended  June 30,
                                                        2001          2000
                                                        ----          ----
      Oil  production  volumes  (Mbbls)                  291            240
      Gas  production  volumes  (Mmcf)                    25             70
      Average  oil  price  (per  Bbl)                 $28.13         $28.79
      Average  gas  price  (per  Mcf)                  $6.77          $2.53

     Production Costs. Production costs increased slightly by $.10 million from $2.5 million for the six months ended June 30, 2000 to $2.6 million for the comparable period in 2001. This increase was due primarily to a the Company's non-capitalized well workover activity during the first quarter of 2001 and was partially offset by a $.21 million decrease in gas lift costs for the six months ended June 30, 2001 as compared to the same period in 2000. This decrease in gas lift costs was primarily a result of lower volumes of gas used for gas lift during the six months ended June 30, 2001 as compared to the same period in 2000.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $.34 million from $1.5 million for the six months ended

June 30, 2000 to $1.8 million for the comparable period in 2001. This increase was attributable primarily to an increase in production to 295 MBOE's for the six months ended June 30, 2001 as compared to 252 MBOE's for the same period in 2000.

     General and Administrative Expenses. General and administrative expenses increased slightly from $.72 million for the six months ended June 30, 2000 to $.86 million for the same period in 2001. This was primarily due to the $.11 million the Company expensed during the six month period ended June 30, 2001 for the NSA engineering report as compared to $0.00 expensed during the same period in 2000.

     Interest Expense. Interest expense decreased $.22 million, or 56%, from $.39 million for the six months ended June 30, 2000 to $.17 million for the comparable period in 2001. This decrease was primarily due to a reduction in average debt outstanding for the period ended June 30, 2001 and the settlement of the disputed amounts with Texaco in April 2001. Previously, the Company was accruing interest expense related to the unsettled and disputed amounts.

     Income Taxes. As of December 31, 2000, the Company had a net operating loss carryforward of approximately $69 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $41 million, which was fully reserved by a valuation allowance at that date.
Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $1.05 million was provided for the six months ended June 30, 2001, which was fully offset by an equal income tax benefit due to operating loss carryforwards.

     Gain on settlement of disputed amounts. During the six months ended June 30, 2001, the Company reached a settlement with Texaco regarding previously disputed amounts. As a result of this settlement, the Company recognized a one time gain of $482,000 for the six months ended June 30, 2001.

Capital  Expenditures,  Capital  Resources  and  Liquidity

      Net cash flow provided by operating activities for the six month period ended June 30, 2001 was $5.7 million, as compared to net cash flow provided of $3.5 million for the comparable period in 2000. This was primarily due to an increase in the Company's net income resulting from the increased levels of production as a result of the Company's drilling program initiated in January 2001.

     Net cash used in investing activities during the six months ended June 30, 2001 was $10.8 million as compared to $3.6 million used during the same period of 2000. This increase was a result of the Company's drilling program it initiated in January 2001 along with other well related capitalized workover related activity.

      Net cash provided in financing activities for the six months ended June 30, 2001 was $3.6 million as compared to net cash used of $1.3 million during the same period of 2000. The difference represents net borrowings during the six month period ended June 30, 2001 as compared to net borrowings payback during the same period in 2000.

     Capital Expenditures. During the six months ended June 30, 2001, Gulfport invested $10.60 million in oil and gas properties and other property and equipment as compared to $3.79 million invested during the comparable period in 2000. Of the $10.60 million the Company spent in the first six months of 2001, $8.23 million was spent on drilling and completion activity on new wells and $2.37 million was spent on workover activity on existing wells.

     During the six month period ended June 30, 2001, Gulfport financed its capital expenditures payment requirements with cash flows provided by operations, borrowings under the Company's credit facilities and borrowings from a related third party.

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

     Capital Resources. On July 11, 1997 Gulfport entered into a $15,000,000 credit facility with ING (U.S.) Capital Corporation ("ING"). During 1998 and 1999, there were two amendments to the facility and the maturity date was reset to June 30, 2000. On June 28, 2000, the Company repaid in full its credit facility at ING and established a new credit facility at Bank of Oklahoma ("BOK"). Gulfport was advanced $1.6 million on this new facility, which called for interest payments to be made monthly in addition to twelve monthly principal payments of $100,000, with the remaining unpaid balance due on August 31, 2001. On March 22, 2001, Gulfport executed a new note with BOK increasing the availability to $1,760,000, increasing the monthly payments slightly to $110,000 beginning July 1, 2001 and extending the maturity date to October 1, 2002. This new note replaces the original BOK note dated June 28, 2000. In April 2001, the Company borrowed the amount remaining and available on its BOK credit facility.

     On May 22, 2001, the Company entered in to a revolving line of credit agreement with Gulfport Funding, LLC, ("Gulfport Funding") which is wholly owned by one of the Company's stockholders. Under the terms of the agreement, the Company may borrow up to $3,000,000, with borrowed amounts bearing interest at Bank of America Prime Rate plus four percent. All outstanding principal amounts along with accrued interest are due on February 22, 2002. At June 30, 2001, the Company had borrowed the $3,000,000 available under this line.

     As a result of the completion of the NSA engineering report as of January 1, 2001, the Company has initiated discussions with other banking institutions and is attempting to put in a place a larger and longer-term revolving credit facility. The Company cannot be sure however that it will be successful.

     The Company is consulting with its financial advisors to determine how to take advantage of the current market whether through internal value creation or a capital markets transaction which could include a sale of all or part of the Company.

     Liquidity. The primary capital commitments faced by the Company are the capital requirements needed to continue developing the Company's proved reserves and to continue meeting the required principal payments on its Credit Facilities.

      In Gulfport's January 1, 2001 reserve report, 86% of Gulfport's net reserves were categorized as proved undeveloped. The proved reserves of Gulfport will generally decline as reserves are depleted, except to the extent that Gulfport conducts successful exploration or development activities or acquires properties containing proved developed reserves, or both.

     To realize reserves and increase production, the Company must continue its exploratory drilling, undertake other replacement activities or utilize third parties to accomplish those activities. In the year 2001, Gulfport expects to undertake several intermediate drilling programs. It is anticipated that these reserve development projects will be funded either through the use of cash flow from operations when available, interim bank financing or related third party financing, a long-term credit facility or by accessing the capital markets. The cash flow generated from these new projects will be used to make the Company's required principal payments on its debt with the remainder reinvested in the field to complete more capital projects.

COMMITMENTS

Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. The Company ceased making the required monthly contributions to the plugging and abandonment escrow account from June 1999 to September 2000. As a result of the settlement reached with Texaco in April 2001, the Company became current in its escrow payments.

     As of June 30, 2001, the plugging and abandonment trust totaled $1,899,000. These funds are invested in a U.S. Treasury Money Market.

     During March 2001, Gulfport intended to begin to fulfill its yearly plugging commitment of 20 wells at WCBB for the twelve month period ending March 2001. Due to equipment and crew unavailability, however, this activity commenced in the third quarter of 2001. As a result of the April 2001 settlement with Texaco, the Company will plug a total of 27 wells at WCBB this year.

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

                                       GULFPORT  ENERGY  CORPORATION

Date:  August  14,  2001


                                       /s/Mike  Liddell
                                       -----------------------------------------
                                       Mike  Liddell
                                       Chief  Executive  Officer


                                       /s/Mike  Moore
                                       -----------------------------------------
                                       Mike  Moore
                                       Chief  Financial  Officer