Form 10QSB
period 2001-09-30
GULFPORT ENERGY CORP
filed 2001-11-14
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-10753


                           GULPORT ENERGY CORPORATION
             (Exact name of Registrant as specified in its charter)

                              Delaware 73-1521290
                (State or other jurisdiction of I.R.S. Employer incorporation or organization Identification No.)


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of November 14, 2001 was 10,146,566.

                          GULFPORT ENERGY CORPORATION

                                TABLE OF CONTENTS

                           FORM 10-Q QUARTERLY REPORT


PART  I     FINANCIAL  INFORMATION

  Item  1  Financial  Statements

     Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000   4

     Statements of Income for the Three and Nine Month Periods Ended
       September  30,  2001  and  2000  (unaudited)                           5

     Statement of Stockholders' Equity for the Nine Months Ended
       September  30,  2001  and  2000  (unaudited)                           6

     Statements  of  Cash  Flows  for  the  Nine  Months  Ended
       September  30,  2001  and  2000  (unaudited)                           7

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

                          GULFPORT ENERGY CORPORATION




                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                          September 30, 2001 and 2000







              Forming a part of Form 10-Q Quarterly Report to the
                       Securities and Exchange Commission


This quarterly report on Form 10-Q should be read in conjunction with Gulfport Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

                          GULFPORT ENERGY CORPORATION

                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       2001           2000
                                                   -------------   -------------
                                                    (Unaudited)

                                     Assets
Current  assets:
    Cash  and  cash  equivalents                   $  1,613,000    $  3,657,000
    Accounts receivable  -  related party               239,000               -
    Accounts receivable, net of allowance for
      doubtful accounts of $239,000 and $244,000
      as of September 30, 2001 and December 31,
      2000,  respectively                             1,692,000       3,608,000
    Prepaid expenses and other current assets           179,000         171,000
                                                   ------------    ------------
      Total  current  assets                          3,723,000       7,436,000
                                                   ------------    ------------

Property  and  equipment:
    Oil  and  natural  gas properties               102,511,000      90,640,000
    Other  property  and  equipment                   1,969,000       1,919,000
    Accumulated  depletion,
      depreciation,  amortization                   (68,627,000)    (65,867,000)
                                                   ------------    ------------

      Property  and equipment, net                   35,853,000      26,692,000
                                                   ------------    ------------

      Other  assets                                   2,520,000       2,050,000
                                                   ------------    ------------

                                                   $ 42,096,000    $ 36,178,000
                                                   ============    ============


                      Liabilities and Stockholders' Equity

Current  liabilities:
    Accounts payable and accrued liabilities       $  4,970,000    $  6,426,000
    Note  payable  -  related  party                  3,000,000               -
    Current  maturities  of  long-term  debt          1,341,000         878,000
                                                   ------------    ------------

      Total  current  liabilities                     9,311,000       7,304,000
                                                   ------------    ------------

Long-term  debt                                         242,000         301,000
                                                   ------------    ------------

      Total  liabilities                              9,553,000       7,605,000
                                                   ------------    ------------

Commitments  and  contingencies                               -               -

Stockholders'  equity:
    Preferred stock  -  $.01 par value, 1,000,000
      authorized,  none  issued                               -               -
    Common stock  -  $.01 par  value,
      15,000,000  authorized, 10,146,566  and
      10,145,400  issued  and  outstanding  at
      September 30, 2001 and December 31, 2000,
      respectively                                      101,000         101,000
    Paid-in  capital                                 84,192,000      84,190,000
    Accumulated  (deficit)                          (51,750,000)    (55,718,000)
                                                   ------------    ------------

      Total stockholders' equity                     32,543,000      28,573,000
                                                   ------------    ------------

      Total liabilities and stockholders' equity   $ 42,096,000    $ 36,178,000
                                                   ============    ============

                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                   Three Months             Nine Months
                                Ended September 30,      Ended September 30,
                             ------------------------  ------------------------
                                 2001        2000         2001         2000
                             -----------  -----------  -----------  -----------
Revenues:
  Gas  sales                 $    56,000  $    86,000  $   222,000  $   263,000
  Oil and condensate sales     4,068,000    3,933,000   12,245,000   10,842,000
  Other  income                   58,000       36,000      118,000      231,000
                             -----------  -----------  -----------  -----------
                               4,182,000    4,055,000   12,585,000   11,336,000
                             -----------  -----------  -----------  -----------

Costs  and  expenses:
  Operating  expenses          1,059,000    1,415,000    3,630,000    3,864,000
  Production  taxes              447,000      408,000    1,391,000    1,094,000
  Depreciation, depletion,
    and  amortization            991,000      761,000    2,787,000    2,241,000
  General and administrative     273,000      355,000    1,132,000    1,073,000
                             -----------  -----------  -----------  -----------
                               2,770,000    2,939,000    8,940,000    8,272,000
                             -----------  -----------  -----------  -----------

INCOME FROM OPERATIONS:        1,412,000    1,116,000    3,645,000    3,064,000
                             -----------  -----------  -----------  -----------

OTHER (INCOME) EXPENSE:

  Gain on settlement of
    disputed  amounts                  -            -     (482,000)           -
  Interest  expense              103,000      136,000      274,000      527,000
  Interest  income               (28,000)     (72,000)    (115,000)    (244,000)
                             -----------  -----------  -----------  -----------
                                  75,000       64,000     (323,000)     283,000
                             -----------  -----------  -----------  -----------

INCOME BEFORE INCOME TAXES     1,337,000   1,052,000     3,968,000    2,781,000
                             -----------  -----------  -----------  -----------

INCOME TAX EXPENSE (BENEFIT):
  Current                        535,000     389,000     1,587,000    1,029,000
  Deferred                      (535,000)   (389,000)   (1,587,000)  (1,029,000)
                             -----------  -----------  -----------  -----------
                                       -           -             -            -
                             -----------  ----------   -----------  -----------

NET  INCOME                  $ 1,337,000  $1,052,000   $ 3,968,000  $ 2,781,000
                             ===========  ==========   ===========  ===========

NET INCOME PER COMMON SHARE:
  Basic                      $      0.13  $     0.10   $      0.39  $      0.27
                             ===========  ==========   ===========  ===========

  Diluted                    $      0.13  $     0.10   $      0.38  $      0.27
                             ===========  ==========   ===========  ===========


                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                       Statements of Stockholders' Equity
                                  (Unaudited)

                                                                  Additional
                                 Preferred      Common Stock        Paid-in    Accumulated
                                            --------------------
                                   Stock      Shares     Amount     Capital      (Deficit)
                                 ---------  ----------  --------  ----------   -----------
Balance at December 31, 1999      $      -  10,145,400  $101,000  $84,190,000   $(60,177,000)

  Net  income                            -           -         -            -      2,781,000
                                  --------  ----------  --------  -----------   ------------

Balance at September 30, 2000     $      -  10,145,400  $101,000  $84,190,000   $(57,396,000)
                                  ========  ==========  ========  ===========   ============

Balance at December 31, 2000      $      -  10,145,400  $101,000  $84,190,000   $(55,718,000)

  Common  shares  issued                 -       1,166         -        2,000              -

  Net  income                            -           -         -            -      3,968,000
                                  --------  ----------  --------  -----------   ------------

Balance at September 30, 2001     $      -  10,146,566  $101,000  $84,192,000   $(51,750,000)
                                  ========  ==========  ========  ===========   ============

                     See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)


                                                         For the Nine Months
                                                         Ended September 30,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
Cash flows from operating activities:
  Net  income                                        $  3,968,000   $ 2,781,000
  Adjustments  to  reconcile  net  income  to
    net  cash  provided  by  operating  activities:
      Depletion, depreciation and amortization          2,760,000     2,241,000
      Amortization  of  debt  issuance  costs              27,000        16,000
  Changes in operating assets and liabilities:
      (Increase) in accounts receivable -
        related party                                    (239,000)            -
      Decrease (increase) in accounts receivable        1,916,000      (487,000)
      (Increase) in prepaid expenses                      (35,000)      (33,000)
      (Decrease) increase in accounts payable
        and  accrued  liabilities                      (1,457,000)       79,000
                                                      -----------   -----------

Net cash provided by operating activities               6,940,000     4,597,000
                                                      -----------   -----------

Cash  flows  from  investing  activities:
  (Additions to) cash held in escrow                     (469,000)      (49,000)
  Reductions in other assets                                    -       239,000
  (Additions to)  other property, plant
     and equipment                                        (50,000)      (41,000)
  Proceeds from sale of oil and gas equipment                   -       100,000
  (Additions to) oil and gas properties               (11,871,000)   (5,660,000)
                                                      -----------   -----------

Net  cash  used  in investing activities              (12,390,000)   (5,411,000)
                                                      -----------   -----------

Cash  flows  from  financing  activities:
  Borrowings on note payable - related party            3,000,000             -
  Borrowings on note payable                              960,000     1,600,000
  Principal payments on borrowings                       (556,000)   (3,191,000)
  Proceeds from issuance of common stock                    2,000             -
                                                      -----------   -----------

Net cash provided by (used in) financing activities     3,406,000    (1,591,000)
                                                      -----------   -----------

Net (decrease) in cash and cash equivalents            (2,044,000)   (2,405,000)

Cash and cash equivalents at beginning of period        3,657,000     5,664,000
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 1,613,000   $ 3,259,000
                                                      ===========   ===========

Supplemental disclosure of cash flow information:
  Interest  payments                                  $    81,000   $   203,000
                                                      ===========   ===========

                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



     These condensed financial statements have been prepared by Gulfport Energy Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, which are in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financials statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-K.


1.     ACCOUNTS  RECEIVABLE  -  RELATED  PARTY

       Included in the accompanying September 30, 2001 balance sheet are amounts receivable from entities that have some common control with the Company. These receivables represent amounts billed by the Company for general and administrative functions performed by Gulfport's personnel on behalf of the related party companies during 2001. Gulfport has reduced its corresponding expenses by $239,000 billed to the companies for performance of these services.

2.     PROPERTY  AND  EQUIPMENT

       The major categories of property and equipment and related accumulated depreciation, depletion and amortization are as follows:

                                        September 30, 2001     December 31, 2000
                                        ------------------     -----------------
Oil  and  gas  properties                $    102,511,000       $    90,640,000
Office  furniture  and  fixtures                1,492,000             1,442,000
Building                                          217,000               217,000
Land                                              260,000               260,000
                                         ----------------       ---------------

Total  property  and  equipment               104,480,000            92,559,000

Accumulated  depreciation,  depletion,
  amortization  and  impairment  reserve      (68,627,000)          (65,867,000)
                                         ----------------       ---------------

Property  and  equipment,  net           $     35,853,000       $    26,692,000
                                         ================       ===============

                          GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


3.     OTHER  ASSETS

    Other  assets  consist  of  the  following:

                                        September 30, 2001     December 31, 2000
                                        ------------------     -----------------
Plugging and abandonment escrow account
  on  the  WCBB  properties              $      2,209,000       $     1,739,000
CD's  securing  letter of credit                  200,000               200,000
Deposits                                          111,000               111,000
                                         ----------------       ---------------

                                         $      2,520,000       $     2,050,000
                                         ================       ===============


4.     LONG-TERM  DEBT

     The building loan of $153,000 relates to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company's Louisiana headquarters. The building is 12,480 square feet with approximately 6,180 square feet of finished office area and 6,300 square feet of warehouse space. This building allows the Company to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

     A  break  down  of  long-term  debt  is  as  follows:

                                        September 30, 2001     December 31, 2000
                                        ------------------     -----------------
Note  payable                            $      1,430,000       $     1,000,000
Building  loan                                    153,000               179,000
                                         -----------------      ---------------

                                                1,583,000             1,179,000

Less:  current  portion                         1,341,000               878,000
                                         -----------------      ---------------

Long-term  debt                          $        242,000       $       301,000
                                         ================       ===============


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

                          GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


5.     NOTE  PAYABLE  -  RELATED  PARTY

       On May 22, 2001, the Company entered in to a revolving line of credit agreement with Gulfport Funding, LLC, ("Gulfport Funding") which is wholly owned by one of the Company's stockholders. Under the terms of the agreement, the Company may borrow up to $3,000,000, with borrowed amounts bearing interest at Bank of America Prime Rate plus 4%. All outstanding principal amounts along with accrued interest are due on February 22, 2002. The Company paid a facility commitment fee of $60,000 in connection with this line of credit. This fee will be amortized over the life of the agreement. As of September 30, 2001, the Company had borrowed $3,000,000 available under this line.

     In accordance with the revolving credit agreement, the Company issued 108,625 warrants to CD Holdings, LLC. The exercise price of these warrants was established as the average closing price of the Company's common stock for the five days following the issuance of the warrants. The warrant agreement provides for pro-rata adjustments to the number of warrants granted if the Company at any time increases the number of outstanding shares or otherwise adjusts its capitalization.


6.     SETTLEMENT  OF  DISPUTED  AMOUNTS

       During the second quarter of 2001, the Company reached a settlement with Texaco Exploration and Production, Inc. ("Texaco") regarding previously disputed amounts, some of which date back to periods which were prior to the Company's reorganization. The Company's net gain resulting from this settlement is included in the accompanying statement of income for the nine-month period ending September 30, 2001, as "Gain on settlement of disputed amounts".


7.     EARNINGS  PER  SHARE

       A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                          For the Three Months Ended September 30,
                         ----------------------------------------------------------------------
                                         2001                               2000
                         --------------------------------      --------------------------------
                                                    Per                                   Per
                           Income       Shares     Share        Income       Shares      Share
                         ----------   ----------   -------     ---------   ----------   -------
Basic:
  Income attributable to
    common  stock        $1,337,000    10,146,566   $  0.13     $1,052,000  10,145,400   $0.10
                                                    =======                              =====
Effect of dilutive
  securities:
    Stock  options                -       325,187                        -     319,470
                         ----------    ----------               ----------  ----------

Diluted:
  Income attributable to
    common stock, after
    assumed dilutions    $1,337,000    10,471,753   $  0.13     $1,052,000  10,464,870   $0.10
                         ==========    ==========   =======     ==========  ==========   =====

                          GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)

                                             For the Nine Months Ended September 30,
                         ----------------------------------------------------------------------
                                         2001                               2000
                         --------------------------------      --------------------------------
                                                    Per                                   Per
                           Income       Shares     Share        Income       Shares      Share
                         ----------   ----------   -------     ---------   ----------   -------
Basic:
  Income attributable to
    common stock         $3,968,000    10,145,960   $  0.39     $2,781,000  10,145,400   $0.27
                                                    =======                              =====
Effect of dilutive
  securities:
    Stock options                 -       345,081                        -     232,276
                         ----------    ----------               ----------  ----------
Diluted:
  Income attributable to
    common stock, after
    assumed dilutions    $3,968,000    10,491,041   $  0.38     $2,781,000  10,377,676   $0.27
                         ==========    ==========   =======     ==========  ==========   =====


     Common stock equivalents not included in the calculation of diluted earnings per share above consists of 1,163,195 warrants issued at the time of the Company's reorganization. Also not included in the calculation of 2001 diluted earnings per share are 108,625 warrants issued in connection with the Company's revolving line of credit with Gulfport Funding, as discussed in Note
5. These potential common shares were not considered in the calculation due to their anti-dilutive effect during the periods presented.

8.     COMMITMENTS

       Plugging  and  Abandonment  Funds

       In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March, 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties until abandonment obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of September 30, 2001, the plugging and abandonment trust totaled $2,209,000, including interest received during 2001 of approximately $55,000.

     During March 2001, Gulfport intended to begin to fulfill its yearly plugging commitment of 20 wells at WCBB for the twelve month period ending March 2001. Due to equipment and crew unavailability however, this activity commenced in the third quarter of 2001. During October 2001, Gulfport completed the yearly program to meet its plugging liability for the twelve month period ending March 2001. The Company plugged 26 non-producing wells at West Cote Blanche Bay.

9.     RECLASSIFICATION

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

     The following discussion is intended to assist in an understanding of the Company's financial position as of September 30, 2001 and its results of operations for the three and nine-month periods ended September 30, 2001 and 2000. The Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 2000 annual report on Form 10-K.

Overview

     Gulfport is an independent oil and gas exploration and production company with properties located in the Louisiana Gulf Coast. Gulfport has a market enterprise value of approximately $51.2 million dollars on November 9, 2001 and generated EBITDA of $6.5 and $5.5 million dollars for the nine months ended September 30, 2001 and September 30, 2000, respectively.

     The Company is currently consulting with its financial advisors to determine how to take advantage of the current markets whether through internal value creation or a capital markets transaction which could include the sale of all or a part of the Company.

     As of January 1, 2001, the Company had in excess of 25 MMBOE proved reserves with a present value (discounted at 10%) of estimated future net reserves of $280 million dollars.

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

     Estimated cumulative field gross production as of January 1, 2001 is 190 MBO and 232 BCF of gas. There have been 871 wells drilled at WCBB, and of these 42 are currently producing, 297 are shut-in and 5 are utilized as salt water disposal wells. The balance of the wells (or 532) have been plugged and abandoned. During September 2001, Gulfport's net current daily production in this field averaged 1,438 barrels of oil equivalent.

     During April 2001, Gulfport finished the seven well drilling program it commenced in January of 2001. The Company successfully drilled, completed and is currently producing six intermediate depth wells, with total depths averaging approximately 9,000' and one shallow well, with a total depth of 2,500'. These wells found significant oil and gas deposits in multiple targets ranging from relatively low risk proven undeveloped objectives to higher potential exploratory targets. Gulfport feels that by taking most future wells to a depth of 9,000' there will be an increased chance of converting reserves currently classified as possible and probable to proved. The Company has plans to begin another two to three intermediate depth well drilling program during the first quarter of 2002. Gulfport had originally planned to begin this drilling program in October 2001, but postponed the project to take advantage of the declining drilling rig rates and related services.

     Gulfport has an ongoing plan to review and increase production from existing marginal and non-producing wells. Since January of 2001, the Company has worked over or recompleted eight wells in order to restore or increase production. Gulfport has several additional workovers and recompletions scheduled for the remainder of the year.

     Gulfport also has an ongoing program to modernize and service the existing production facilities at West Cote Blanche Bay. Since the beginning of the second quarter the Company has put two new gas compressors into full time service at the field replacing two outdated compressors. The new compressors increased efficiency and together with a new header valve Gulfport installed at one of the tank batteries reduced the Company's gas usage by 50%. Gulfport is in the process of back flowing and cleaning sand from the five salt-water disposal wells at West Cote Blanche Bay, which will allow the wells to handle a higher volume of water.

     During October, 2001, Gulfport completed the yearly program to meet its plugging liability. The Company plugged 26 non-producing wells at West Cote Blanche Bay.

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

      The East Hackberry field was discovered in 1926 by Gulf Oil Company (now Chevron Corporation) by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 1999 was 111 million barrels of oil with casinghead gas production being 60 billion cubic feet of gas. There have been a total of 170 wells drilled on Gulfport's portion of the field with 13 having current daily production; 3 produce intermittently; 77 wells are shut-in and 4 wells have been converted to salt water disposal wells. The remaining 73 wells have been plugged and abandoned.

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

     During the 3rd quarter of 2001 Gulfport tested 22 shut-in wells on the State Lease 50 portion of East Hackberry Field to check the viability of putting these wells back into production. After the tests were completed the Company elected to reactivate seven of the 22 wells that were tested. To put the wells back on production certain parts of the field's infrastructure had to be repaired or replaced. Gulfport repaired the main gas lift supply line in order to reactivate a satellite tank battery at State Lease 50 and made other minor repairs to the battery. The Company also repaired and or replaced flow lines and gas lift lines to the seven wells that were restored to production.

     Gulfport also performed an unsuccessful coiled tubing job on a well at State Lease 50 during early 2001 and plans to re-complete the well during the 4th quarter of 2001. The Company also plans on recompleting two additional wells at State Lease 50 during the 4th quarter of 2001, both of these additional operations involve dredging and the dredging permits have only recently been approved.

     Gulfport's continued plan of development includes the testing of additional wells that are currently inactive, mostly in the southern portion of State Lease 50, which will also entail dredging. These additional tests should allow the Company to restore more wells to productive status in the near future.

     Gulfport plans to plug four wells located on State Lease 50 during the fourth quarter of 2001.

     Total net production per day for both Hackberry fields was 340 barrels of oil equivalent per day for the nine month period ended September 30, 2001.


Third  Quarter  Overview

     Gulfport's main focus during the third quarter was the testing of inactive wells and facility upgrades at the State Lease 50 portion of the East Hackberry Field. The Company tested 22 shut-in wells at State Lease 50 and placed seven of the wells back on production. Gulfport repaired the main gas lift supply line, reactivated a satellite tank battery and made several other repairs to the production facilities at State Lease 50.

     The Company also continued to perform workovers and recompletions at the West Cote Blanche Bay Field.


     The following financial table recaps the Company's operating activity for the three and nine month periods ended September 30, 2001 as compared to the same periods in 2000.

FINANCIAL  DATA  (unaudited):

                                   Three Months             Nine Months
                                Ended September 30,      Ended September 30,
                             ------------------------  ------------------------
                                 2001        2000         2001         2000
                             -----------  -----------  -----------  -----------
Revenues:
  Gas  sales                 $    56,000  $    86,000  $   222,000  $   263,000
  Oil and condensate sales     4,068,000    3,933,000   12,245,000   10,842,000
  Other  income                   86,000      108,000      233,000      475,000
                             -----------  -----------  -----------  -----------
                               4,210,000    4,127,000   12,700,000   11,580,000

Expenses:
  Operating  expenses          1,059,000    1,415,000    3,630,000    3,864,000
  Production  taxes              447,000      408,000    1,391,000    1,094,000
  General and administrative     273,000      355,000    1,132,000    1,073,000
                             -----------  -----------  -----------  -----------
                               1,779,000    2,178,000    6,153,000    6,031,000

Depreciation,  depletion
  and  amortization              983,000      761,000    2,787,000    2,241,000
                             -----------  -----------  -----------  -----------

Income before interest and
  taxes                        1,448,000    1,188,000    3,760,000    3,308,000
                             -----------  -----------  -----------  -----------

Gain on settlement of
  disputed  amounts                    -            -      482,000            -

Interest  expense               (111,000)    (136,000)    (274,000)    (527,000)
                             -----------  -----------  -----------  -----------

Income before income
  taxes                        1,337,000    1,052,000    3,968,000    2,781,000

Income tax expense (benefit):
  Current                        534,800      389,000    1,587,000    1,029,000
  Deferred                      (534,800)    (389,000)  (1,587,000)  (1,029,000)
                             -----------  -----------  -----------  -----------
                                       -            -            -            -
                             -----------  -----------  -----------  -----------

Net  income                  $ 1,337,000  $ 1,052,000  $ 3,968,000  $ 2,781,000
                             ===========  ===========  ===========  ===========

EBITDA  (1)                  $ 2,431,000  $ 1,949,000  $ 6,547,000  $ 5,549,000
                             ===========  ===========  ===========  ===========

Per share data:
  Net  income                $      0.13  $      0.10  $      0.39  $      0.27
                             ===========  ===========  ===========  ===========

  Weighted average common
    shares                    10,146,566   10,145,400   10,145,960   10,145,400
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

                              RESULTS OF OPERATIONS


Comparison  of  the  Three  Months  Ended  September  30,  2001  and  2000

     During the three months ended September 30, 2001, the Company reported net income of $1.3 million, a 27% increase from net income of $1.1 million for the corresponding period in 2000. This increase is primarily due to the following factors:

     Oil and Gas Revenues. For the three months ended September 30, 2001, the Company reported oil and gas revenues of $4.1 million, a slight increase from $4.0 million for the comparable period in 2000. This increase was due principally to a 26% increase in oil production from 124,000 barrels to 156,000 barrels for the three months ended September 2000 and 2001, respectively. This increase in production was due to the new oil production generated from the Company's drilling program initiated during the first quarter of 2001. The increase in total revenues due to higher production was offset by a decrease in product prices for the three months ended September 30, 2001 as compared to the same period in 2000.

     The following table summarizes the Company's oil and gas production and related pricing for the three months ended September 30, 2001 and 2000:

                                                Three Months Ended September 30,
                                                --------------------------------
                                                        2001        2000
                                                        ----        ----
      Oil  production  volumes  (Mbbls)                  156         124
      Gas  production  volumes  (Mmcf)                    20          20
      Average  oil  price  (per  Bbl)                 $26.05      $31.78
      Average  gas  price  (per  Mcf)                  $2.81       $4.30

     Operating Expenses. Lease operating expenses decreased $.36 million from $1.4 million for the three months ended September 30, 2000 to $1.1 million for the comparable period in 2001. This decrease was due primarily to a $.33 million decrease in gas lift costs for the three months ended September 30, 2001 as compared to the same period in 2000. This decrease in gas lift costs was a result of lower volumes of gas used for gas lift during the third quarter of 2001 as compared to the same period in 2000.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $.22 million from $.76 million for the three months ended September 30, 2000 to $.98 million for the comparable period in 2001. This increase was attributable primarily to an increase in production to 159 MBOE's for the three months ended September 30, 2001 as compared to 127 MBOE's for the same period in 2000.

     General and Administrative Expenses. General and administrative expenses decreased 23% from $.36 million for the three months ended September 30, 2000 to $.27 million for the comparable period in 2001. This decrease is due to a general and administrative expense reimbursement of $.21 million by entities that have some common control with the Company. Included in this administrative reimbursement amount are costs incurred and offsetting reimbursements recorded during the first, second and third quarters of 2001.

     Interest Expense. Interest expense decreased $.03 million, or 18%, from $.14 million for the three months ended September 30, 2000 to $.11 million for the comparable period in 2001. This decrease was primarily due to the settlement of the disputed amounts with Texaco in April 2001. Previously, the Company was accruing interest expense related to the unsettled and disputed amounts. This decrease was partially offset by an increase in interest expense due to the loan from the related party.

     Income Taxes. As of December 31, 2000, the Company had a net operating loss carryforward of approximately $69 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $41 million, which was fully reserved by a valuation allowance at that date.
Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $.53 million was provided for the three month period ended September 30, 2001, which was fully offset by an equal income tax benefit due to operating loss carryforwards.

Comparison  of  the  Nine  Months  Ended  September  30,  2001  and  2000

     During the nine months ended September 30, 2001, the Company reported net income of $4.0 million, a 43% or $1.2 million increase from net income of $2.8 million for the corresponding period in 2000. This increase is primarily due to the following factors:

     Oil and Gas Revenues. During the nine months ended September 30, 2001, the Company reported oil and gas revenues of $12.5 million, an 11% increase from $11.1 million for the comparable period in 2000. This increase was due principally to an increase in oil production from 364,000 barrels to 445,000 barrels for the nine months ended September 30, 2000 and 2001, respectively. This increase in oil production was due to the new production generated from the Company's drilling program initiated during the first quarter of 2001. The increase in total revenues was slightly offset by a decrease in gas revenues due to lower gas production volumes and lower oil prices for the nine months ended September 30, 2001 as compared to the same period in 2000.

     The following table summarizes the Company's oil and gas production and related pricing for the nine months ended September 30, 2001 and 2000:

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                        2001        2000
                                                        ----        ----
      Oil  production  volumes  (Mbbls)                  445         364
      Gas  production  volumes  (Mmcf)                    45          90
      Average  oil  price  (per  Bbl)                 $27.50      $29.78
      Average  gas  price  (per  Mcf)                  $4.96       $2.92


     Operating Expenses. Lease operating expenses decreased by $.23 million from $3.9 million for the nine months ended September 30, 2000 to $3.6 million for the comparable period in 2001. This decrease was due primarily to a decrease of $.54 million in gas lift costs for the nine months ended September 30, 2001 as compared to the same period in 2000, which was offset by costs incurred for non-capitalized well workovers during the first quarter of 2001. The decrease in gas lift costs was primarily a result of lower volumes of gas used for gas lift during the nine months ended September 30, 2001 as compared to the same period in 2000.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $.55 million from $2.2 million for the nine months ended September 30, 2000 to $2.8 million for the comparable period in 2001. This increase was attributable primarily to an increase in production to 453 MBOE's for the nine months ended September 30, 2001 as compared to 379 MBOE's for the same period in 2000.

     General and Administrative Expenses. General and administrative expenses increased slightly from $1.07 million for the nine months ended September 30, 2000 to $1.13 million for the same period in 2001. This was primarily due to $.16 million expensed for the NSA engineering report and $.05 million expensed in brokers' fees during the nine months ended September 30, 2001. No such costs were incurred during the nine months ended September 30, 2000. These expense increases, along with an overall increase in salaries expense for the nine months ended September 30, 2001 were partially offset by administrative reimbursements billed to related parties of $.21 million.

     Interest Expense. Interest expense decreased $.25 million, or 48%, from $.53 million for the nine months ended September 30, 2000 to $.27 million for the comparable period in 2001. This decrease was due to a reduction in average debt outstanding for the period ended September 30, 2001, an overall decrease in prevailing interest rates, and the settlement of the disputed amounts with Texaco in April 2001. Previously, the Company was accruing interest expense related to the unsettled and disputed amounts.

     Income Taxes. As of December 31, 2000, the Company had a net operating loss carryforward of approximately $69 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $41 million, which was fully reserved by a valuation allowance at that date.
Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $1.59 million was provided for the nine months ended September 30, 2001, which was fully offset by an equal income tax benefit due to operating loss carryforwards.

     Gain on Settlement of Disputed Amounts. Effective April of 2001, the Company reached a settlement with Texaco regarding previously disputed amounts. As a result of this settlement, the Company recognized a one-time gain of $482,000 for the nine months ended September 30, 2001.


Capital  Expenditures,  Capital  Resources  and  Liquidity

      Net cash flow provided by operating activities for the nine month period ended September 30, 2001 was $6.9 million, as compared to net cash flow provided of $4.6 million for the comparable period in 2000. This was primarily due to an increase in the Company's net income resulting from the increased levels of production as a result of the Company's drilling program initiated in January 2001 and the gain on the settlement of amounts previously in dispute with Texaco.

     Net cash used in investing activities during the nine months ended September 30, 2001 was $12.4 million as compared to $5.4 million used during the same period of 2000. This increase was a result of the Company's drilling program it initiated in January 2001 along with other well related capitalized workover activity.

      Net cash provided in financing activities for the nine months ended September 30, 2001 was $3.4 million as compared to net cash used of $1.6 million during the same period of 2000. The difference primarily represents the loan from a related third party during the nine months ended September 30, 2001.

     Capital Expenditures. During the nine months ended September 30, 2001, Gulfport invested $11.9 million in oil and gas properties and other property and equipment as compared to $5.7 million invested during the comparable period in 2000. Of the $11.9 million the Company spent in the first nine months of 2001, $8.4 million was spent on drilling and completion activity on new wells and $3.5 million was spent on workover activity on existing wells.

     During the nine month period ended September 30, 2001, Gulfport financed its capital expenditures payment requirements with cash flows provided by operations, borrowings under the Company's credit facilities and borrowings from a related third party.

     Gulfport's strategy is to continue to increase cash flows generated by its properties by undertaking new drilling, workover, sidetrack and recompletion projects in the fields to exploit its extensive reserves. The Company has upgraded its infrastructure by enhancing its existing facilities to increase operating efficiencies, increase volume capacities and lower lease operating expenses. Additionally, Gulfport completed the reprocessing of its 3-D seismic data in its principal property, West Cote Blanche Bay. The reprocessed data will enable the Company's geophysicists to generate new prospects and enhance existing prospects in the intermediate zones in the field thus creating a portfolio of new drilling opportunities in the most prolific depths of the field.

     Capital Resources. On July 11, 1997 Gulfport entered into a $15,000,000 credit facility with ING (U.S.) Capital Corporation ("ING"). During 1998 and 1999, there were two amendments to the facility and the maturity date was reset to September 30, 2000. On September 28, 2000, the Company repaid in full its credit facility at ING and established a new credit facility at Bank of Oklahoma ("BOK"). Gulfport was advanced $1.6 million on this new facility, which called for interest payments to be made monthly in addition to twelve monthly principal payments of $100,000, with the remaining unpaid balance due on August 31, 2001. On March 22, 2001, Gulfport executed a new note with BOK increasing the availability to $1,760,000, increasing the monthly payments slightly to $110,000 beginning July 1, 2001 and extending the maturity date to October 1, 2002. This new note replaces the original BOK note dated September 28, 2000. In April 2001, the Company borrowed the amount remaining and available on its BOK credit facility.

     On May 22, 2001, the Company entered in to a revolving line of credit agreement with Gulfport Funding, LLC, ("Gulfport Funding") which is wholly owned by one of the Company's stockholders. Under the terms of the agreement, the Company may borrow up to $3,000,000, with borrowed amounts bearing interest at Bank of America Prime Rate plus four percent. All outstanding principal amounts along with accrued interest are due on February 22, 2002. At September 30, 2001, the Company had borrowed the $3,000,000 available under this line.

     As a result of the completion of the NSA engineering report as of January 1, 2001, the Company has initiated discussions with other banking institutions and is attempting to put in place a larger and longer-term revolving credit facility. The Company cannot be sure however that it will be successful.

     The Company is currently consulting with its financial advisors to determine how to take advantage of the current market whether through internal value creation or a capital markets transaction which could include the sale of all or a part of the Company.

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

COMMITMENTS

Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of September 30, 2001, the plugging and abandonment trust totaled $2,209,000. These funds are invested in a U.S. Treasury Money Market.

     During March 2001, Gulfport intended to begin to fulfill its yearly plugging commitment of 20 wells at WCBB for the twelve month period ending March 2001. Due to equipment and crew unavailability, however, this activity commenced in the third quarter of 2001. During October, 2001, Gulfport completed the yearly program to meet its plugging liability. The Company plugged 26 non-producing wells at West Cote Blanche Bay.


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

                                       GULFPORT  ENERGY  CORPORATION

Date:  November  14,  2001


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