Form 10-K
period 2001-12-31
GULFPORT ENERGY CORP
filed 2002-04-01
CIK 874499

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

                      FOR THE YEAR ENDED DECEMBER 31, 2001
                         Commission File Number 1-10192


                          Gulfport Energy Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                          73-1521290
-----------------------------------                       ---------------------
(State  or  other  jurisdiction  of                          (IRS  Employer
  Incorporation  or  organization)                        Identification Number)

                        6307 Waterford Blvd., Suite 100
                          Oklahoma City, Oklahoma 73118
                                 (405) 848-8807
          -------------------------------------------------------------
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

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

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         All shares of common and preferred stock outstanding prior to the Effective Date of the Plan of Reorganization (July 11, 1997) were canceled on the Effective Date. The number of shares of the registrant's Common Stock, $0.01 par value, outstanding at March 31, 2002 was 10,146,566. The aggregate market value of the voting stock held by non-affiliates of Gulfport using an average trading price in December 31, 2001 was $12,233,000.

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

Yes  X     No
   -----      -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Common  Stock  Issued  Outstanding  December  31,  2001:         10,146,566
Common  Stock  Issued  Outstanding  February  1,  2002:          10,146,566

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Disclosure  Regarding  Forward-Looking  Statements                            4

                                     Part I

Item  1.  Business                                                            4
Item  2.  Properties                                                         13
Item  3.  Legal  Proceedings                                                 15
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders        15

                                    PART II

Item  5.  Market  for  the  Registrant's  Common  Stock  and  Related
            Shareholder  Matters                                             16
Item  6.  Selected  Financial  Data                                          16
Item  7.  Management's  Discussion  and  Analysis  of  Financial
            Condition  and  Results  of  Operations                          17
Item  8.  Financial  Statements  and  Supplementary  Data                    24
Item  9.  Changes in and Disagreements with Accountants on Accounting
            and  Financial  Disclosure                                       24

                                    PART III

Item  10. Directors, Executive Officers, Promoters and Control Persons;
            Compliance  with  Section  16(a)  of  the  Exchange  Act         24
Item  11. Executive  Compensation                                            26
Item  12. Security Ownership of Certain Beneficial Owners and Management     26
Item  13. Certain  Relationships  and  Related  Transactions                 26

                                    PART IV

Item  14. Exhibits,  Financial  Statement  Schedules  and
            Reports  on  Form  8K                                            27

          Signatures                                                         28

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

Description  of  Business

     Gulfport is an independent oil and gas exploration and production company with properties located in the Louisiana Gulf Coast. Gulfport has a market enterprise value of approximately $50.9 million dollars and generated EBITDA of $9.6 million dollars for the twelve months ended December 31, 2001. As of December 31, 2001, the Company had 29 MMBOE proved reserves with a present value (10%) of estimated future net reserves of $130 million dollars.

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

     Additionally, Gulfport owns 3-D seismic data, which along with the Company's technical expertise, will be used to identify exploratory prospects and test undrilled fault blocks in existing fields.

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

(MAP  OMITTED)

     Gulfport serves as the operator of substantially all of the properties in which it holds a working interest with the exception of the Texaco ("Texaco" or "ChevronTexaco") well and deep rights at West Cote Blanche Bay. During 2001 Chevron acquired Texaco. The following table presents certain information as of January 1, 2002 reflecting Gulfport's net interest in its producing oil and gas properties.

                                                                             Net Proved Reserves
                                                   Shut-in                      As  of 1/1/02
                                                                             -------------------
    Field          NRI/WI      Active  Wells       wells(1)      Acreage(2)      Gas      Oil       Total
                               --------------    ------------    -----------
                 Percentages   Gross     Net     Gross    Net    Gross   Net     MBOE     MBOE       MBOE
---------------------------------------------------------------------------------------------------------
E Hackberry       78.7/100       17       17       73      73    3,147  3,147     590     3,392     3,982

W Hackberry       87.5/100        2        2       25      25      592    592      47      248        295

West Cote
Blanche Bay (3)   78.7/100       48       47      296     296    4,590  4,590   3,384    20,906    24,290

Overrides/Royalty  Various       12        1        6       1      403    403     100       277       377
                                 ------------------------------------------------------------------------
TOTAL                            79       67      400     395    8,732  8,732   4,121    24,823    28,944
                                 ========================================================================


     (1) The following wells produce on an intermittent basis: East Hackberry - 4; West Hackberry - 1; and West Cote Blanche Bay - 6.All of Gulfport's acreage is Developed Acreage.
     (2) Includes 1 producing well and 3 shut-in wells attributable to depths below the Rob "C" Marker ("Deep Rights"). Gulfport has a 7.45% non-operated working interest (5.84% NRI) in the Deep Rights. The Deep Rights are operated by ChevronTexaco Corporation.
     (3) In the future, Gulfport will have to plug and abandon almost 400 wellbores. Gulfport's strategy to meet this obligation is to plug at least twenty wells a year at WCBB, three at Hackberry and to invest in plugging escrow accounts. The Company continually deposits money in the West Cote Blanche Bay Escrow Account, which currently has a balance of approximately $2.3 million dollars. Additionally, Gulfport has a $200,000 letter of credit dedicated to the plugging operations at East Hackberry.

     All of the oil and gas leases in which Gulfport owns an interest have been perpetuated by production. The operator may surrender the leases at any time by notice to the lessors, or by the cessation of production.

East  Hackberry  Field

(Map  Omitted)

Location  and  Land

     The East Hackberry Field is located along the western shore of Lake Calcasieu in Cameron Parish, Louisiana approximately 80 miles west of Lafayette and 15 miles inland from the Gulf of Mexico. In February 1994, Gulfport purchased a 100% working interest (approximately 79% average NRI) in certain producing oil and gas properties situated in the East Hackberry Field. The purchase included two separate lease blocks, the Erwin Heirs Block which is located on land originally developed by Gulf Oil Company (now ChevronTexaco Corporation), and the adjacent State Lease 50 Block which is located primarily in the shallow waters of Lake Calcasieu, originally developed by Texaco. The two lease blocks together contain 3,147 acres.

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

Area  History  and  Production

     The East Hackberry field was discovered in 1926 by Gulf Oil Company (now ChevronTexaco Corporation) by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 2002 was 111 million barrels of oil with casinghead gas production being 60 billion cubic feet of gas. There have been a total of 170 wells drilled on Gulfport's portion of the field with 17 having current daily production; three produce intermittently; 73 wells are shut-in and 4 wells have been converted to salt water disposal wells. The remaining 73 wells have been plugged and abandoned. During 2001, daily net production averaged 305 barrels of oil with a limited amount of net gas production.

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

2001  Activity

     Gulfport began a program to periodically test shut-in wells on the State Lease 50 portion of the East Hackberry Field. Additionally, Gulfport reactivated a satellite tank battery at the State Lease 50 portion of East Hackberry. The Company also conducted several remedial operations that included repairing holes in tubing and casing, replaced parted tubing and cleaned out salt water disposal wells.

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

Area  History  and  Production

     The first discovery well at West Hackberry was drilled in 1938 and was developed by Superior Oil Company (now Exxon-Mobil Corporation) between 1938 and 1988. The estimated cumulative oil and condensate production through 2001 was 170 million barrels of oil with casinghead gas production of 120 billion cubic feet of gas. There have been 36 wells drilled to date on Gulfport's portion of West Hackberry and currently 2 are producing, 25 are shut-in and 1 well has been converted to a saltwater disposal well. The remaining 8 wells have been plugged and abandoned. During 2001, daily net production averaged 40 barrels of oil and a limited amount of gas.

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

2001  Activity

     Gulfport conducted several remedial operations that included repairing holes in tubing and casing and replacing parted tubing.

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

Area  History  and  Production

     Texaco drilled the discovery well in 1940 based on a seismic and gravitational anomaly. WCBB was subsequently developed on an even 160-acre pattern for much of the remainder of the decade. Developmental drilling continued and reached its peek in the 1970's when over 300 of the over 800 total wells were drilled in the field. Of the over 800 wells drilled, only 80 were dry holes and many of these were capable of hydrocarbon production. As a result, the field has an historic success rate of over 90% for all wells drilled. The cumulative gross production for the average producer in the field was 237 MBO, with over 100 of those wells (14% of total wells) producing in excess of 500 MBO. As of January 1, 2002, field cumulative gross production was 191 MMBO and
232.5  BCF  of  gas.

     There have been 871 wells drilled in WCBB. Of these, 48 are currently producing, 303 are shut-in and five have been converted to salt water disposal wells. The balance of the wells (or 515) have been plugged and abandoned. During 2001, Gulfport's net current daily production averaged 1,280 barrels of oil, 399 MCF of gas and 11,881 barrels of water at WCBB.

     In 1991, Texaco conducted a 70 square mile 3-D seismic survey with 1,100 shot points per mile that processed out 100 fold. In 1993, an undershoot survey around the crest and production facilities was added. Gulfport owns the rights to the seismic data. In December of 1999 Gulfport completed the reprocessing of the seismic data and its technical staff developed prospects from the data. The reprocessed data will enable Gulfport to identify prospects in areas of the field that would otherwise remain obscure.

Facilities

     Gulfport owns and operates a production facility at WCBB. The platform for the production facility stretches over a mile and is equipped with a 30 MMCF capacity dehydrating system and three 225 horsepower triplex saltwater disposal pumps. The Company has an ongoing program to modernize and service the production facilities at WCBB. During 2001, Gulfport installed two new gas compressors totaling 3,000 horsepower into full time service at the field replacing three outdated inefficient compressors. The new compressors increased efficiency and, together with a new header valve the Company installed at one of the tank batteries, reduced gas usage in the field by 50%. Other work performed on the facility during 2001 included repairing or replacing flow lines and gas lift lines. Gulfport also back flowed and cleaned sand from the five saltwater disposal wells at West Cote Blanche Bay, which allows the wells to handle a higher volume of water. The Company generates cash flow by handling other companies' gas and oil and disposing of their saltwater through the facility for a fee. In 2001, Gulfport earned an average of $33,524 a month from third party facility charges.

2001  Activity

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

     Gulfport continued to meet its plugging obligation and plugged 26 wells at WCBB during 2001 at an average cost of $18,400 per well. The Company has plugged 90 wells at WCBB since it began its plugging program in 1997.

2002  Field  Activity

     West  Cote  Blanche  Bay

     In 2002, Gulfport continues to use the reprocessed 3-D seismic data to identify and confirm intermediate and shallow prospects at WCBB. The Company plans to begin a ten well drilling program in the second quarter of 2002. The ten well program will consist of eight developmental intermediate depth wells, one developmental shallow horizontal well and one exploratory shallow well. The Company anticipates that these wells will access significant oil and gas deposits with most of the wells having multiple targets ranging from relatively low risk proven undeveloped objectives to higher potential exploratory targets. Gulfport also anticipates several recompletions and workovers and will continue to fulfill its plugging obligations during 2002.

     East  &  West  Hackberry

     Gulfport will continue testing shut-in wells and putting them on permanent or intermittent production as results warrant. The Company also plans several recompletion projects for the Erwin and State Lease 50 portion of East

Hackberry. Gulfport is in the process of generating projects in the West Hackberry field.

Texaco  Operated  Well

     In June of 1999, Gulfport executed a sublease in favor of Texaco of an approximate 72 acre block below the base of the 8 Sand, located at approximately 9,060 feet, at WCBB and reserved a 25% back-in working interest after the proceeds of the well totaled $1,000,000. The well paid out in December 1999.

Overriding  Royalty  Interests

     Gulfport also owns overriding royalty interests in an additional 14 producing oil and gas wells lying in four fields.

     When Gulfport sold its interest in the Bayou Penchant Field to Castex Energy 1996 Limited Partnership effective April 1, 1998, Gulfport retained a 10% overriding royalty interest in this field. The Bayou Penchant field is located in Terrebonne Parish, Louisiana and the 2001 average daily gross production from five producing wells was 1,250 gross MCF of gas.

     Gulfport also owns a 2.5% overriding royalty interest in three producing wells at the Napoleonville Field retained when Gulfport sold its interest to Plymouth Operating Company in 1998. The Napoleonville field is located in Assumption Parish, Louisiana and averaged 150 gross barrels of oil per day in 2001.

     Additionally, Gulfport owns a net profits interest in one producing well and all the leasehold rights in the South Atchafalaya Bay Field located in St. Mary Parish, Louisiana. This well was placed on production in late 1999. This interest provided over $21,000 in net revenue to Gulfport in 2001.

     The land occupied by a warehouse owned by Gulfport in Lafayette, LA covers approximately one acre. The mineral rights underlying the building were included in a unit drilled by Newfield Exploration Company. In April 2000, effective June 1999, Gulfport backed into a working interest in the Gladys Garber #1 well. During 2001, the well generated over $62,000 net to Gulfport's interest.

Fee  Minerals  and  Surface  Interest

     Gulfport owns 230 net acres of fee minerals and surface interest adjacent to its West Hackberry Field in Cameron Parish, Louisiana. This property currently contains six producing wells.

Castex  Energy  1996  Limited  Partnership

Castex  Back-In

     Gulfport sold its interest in the Bayou Penchant, Bayou Pigeon, Deer Island and Golden Meadow fields to Castex Energy 1996 Limited Partnership effective April 1, 1998 subject to a 25% reversionary interest in the partnership after Castex had received 100% of the initial investment. Castex informed Gulfport that the investment had paid out effective September 1, 2001. In lieu of a 25% interest in the partnership, Gulfport elected to take a proportionately reduced 25% working interest in the properties. The Company now owns the following working interest in the subject fields:

     Field                    Parish               Working  Interest
     Bayou  Penchant          Terrebonne               3.125%
     Bayou  Pigeon            Iberia                   6.250%
     Deer  Island             Terrebonne               6.250%
     Golden  Meadow           Lafourche                3.125%

    In addition to the producing wells and associated leasehold rights, Gulfport has prepaid the drilling and completion costs of three new wells.

Other  Interests

Litigation  Trust

     Gulfport owns a 12% interest in the Trust (the "Litigation Trust") that was established in WRT's bankruptcy to pursue litigation connected with WRT.

     The Litigation Trust filed approximately 400 preference actions and several substantive actions alleging fraud, malpractice and other wrongdoings. At this time, Gulfport cannot estimate what the potential future recovery from the litigation will be.

Oil  and  Gas  Marketing

     Gulfport sells its oil and gas at the wellhead and does not refine petroleum products. Other than normal production facilities, Gulfport does not own an interest in any bulk storage facilities or pipelines. As is customary in the industry, Gulfport sells its production in any one area to relatively few purchasers, including transmission companies that have pipelines near Gulfport's producing wells. Gas purchase contracts are generally on a short-term "spot market" basis and usually contain provisions by which the prices and delivery quantities for future deliveries will be determined. The majority of Gulfport's crude oil production in 2001 was sold on contracts based on the average closing price on NYMEX for each trading day during the month of delivery.

     During 2001, oil sales to Gulfmark Energy Inc. accounted for 86% of Gulfport's oil sales. Gulfport had no other purchasers that accounted for greater than 10% of it's oil sales. Gulfport had no gas purchasers that accounted for more than 10% of it's total sales.

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

Headquarters  and  Other  Facilities

     Gulfport leases office space in Oklahoma City, Oklahoma under a lease covering approximately 7,000 square feet. The monthly rent is approximately $13,000.

     In 1996, Gulfport purchased a building in Lafayette, Louisiana to be used as Gulfport's Louisiana headquarters. The 16 year-old building contains 12,480 total square feet with 8,180 square feet of finished office area and 6,300 square feet of clear span warehouse area. The mortgage balance was approximately $163,000 as of January 1, 2002 with an estimated fair market value of $350,000. This building allows Gulfport to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

Employees

     At  December  31,  2001  Gulfport  had   13  employees.  A  Louisiana  well
servicing company serves as contract operator of the fields and provides all necessary field personnel.

Item  2.  Properties

Oil  &  Gas  Reserves

     The oil and gas reserve information set forth below represents estimates as prepared by the independent engineering firm of Netherland, Sewell & Associates, Inc. Reserve engineering is a subjective process of estimating volumes of economically recoverable oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing, and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and gas that are ultimately recovered. Estimates of economically recoverable oil and gas and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices, and future production rates and costs.

The following table sets forth estimates of the proved oil and gas reserves of Gulfport at December 31, 2001, as estimated by Netherland, Sewell & Associates, an independent engineering firm.

                                                   January 1, 2002
                                      ------------------------------------------
   Proved Reserves                      Developed   Underdeveloped     Total
                                      -----------   --------------  ------------
   Oil (MBBLS)                              3,745         21,078          24,823
   Gas (MMCF)                               3,499         21,226          24,725
   MBOE                                     4,328         24,616          28,944
   Year-end present value 10% of
     estimated future net revenue     $22,027,000   $108,370,200    $130,397,200

     Total proved reserves increased to 28,944 MBOE at January 1, 2002 from 25,129 at January 1, 2001. This increase in reserves is mainly attributable to the Company's drilling activity during 2001 as well as the mapping of additional proved undeveloped locations.

     The estimated future net revenues set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions prevailing at December 31, 2001. The estimated future production is priced at December 31, 2001 without escalation using $16.75 per BBL and $2.65 per MCF, adjusted by lease for transportation fees and regional price differentials.

     In compliance with federal law, Gulfport files annual reports with the Energy Information Agency of the U.S. Department of Energy with respect to its production of oil and gas during each calendar year and its estimated oil and gas reserves at the end of each year.

Production,  Prices,  and  Production  Costs

     The  following is a table and graph of Gulfport's  net production  in 2001.

                                                 Year Ended December 31,
                                             2001          2000          1999
                                             ----          ----          ----
     Production  Volumes:
     Oil (MBBLS)                              595          530            576
     Gas (MMCF)                                71           83            107
     Oil Equivalents (MBOE)                   607          544            594

     Average  Prices
     Oil  (per  BBL)                       $25.25       $29.76         $16.86
     Gas  (per  MCF)                       $ 6.02       $ 4.04         $ 2.83
     Oil  Equivalents  (per  MBOE)         $25.48       $29.62         $16.86
     Average Production Costs (per BOE)    $ 7.85       $ 9.35         $ 6.18
     Average Production Taxes (per BOE)    $ 2.88       $ 3.02         $ 1.64

(Graph  Omitted)

Drilling  and  Recompletion  Activities

     The following table contains data with respect to certain of Gulfport's field operations during the years ended December 31, 2001, 2000 and 1999.

                                2001             2000             1999
                            Gross    Net     Gross    Net     Gross    Net
                            ------------     ------------     ------------
Recompletions, Sidetracks
and  Deepenings:
Oil                            6       6        4       4        15     15
Gas                            0       0        0       0         0      0
Non-Productive                 0       0        1       1        12     12
                            ------------     ------------     ------------
TOTAL:                         6       6        5       5        27     27
                            ============     ============     ============

Development  Wells:
Oil                            6       6        2       2         5      5
Gas                            0       0        1       1         0      0
Non-Productive                 0       0        1       1         1      1
                            ------------     ------------     ------------
TOTAL:                         6       6        4       4         6      6
                            ============     ============     ============

Exploratory  Wells:
Oil                            1       1        0       0         0      0
Gas                            0       0        0       0         0      0
Non-Productive                 0       0        0       0         0      0
                            ------------     ------------     ------------
TOTAL:                         1       1        0       0         0      0
                            ============     ============     ============


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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     On November 28, 2001 the Board of Directors nominated five persons to serve on the Board of Gulfport. On December 30, 2001 the holders of a majority of the outstanding shares of Gulfport's common stock executed a written consent electing the five nominated persons as directors of Gulfport. Each director will serve until the next annual meeting or until he is succeeded by another qualified director who has been elected.

     The annual shareholder meeting for Gulfport for the year ended December 31, 2001 has been scheduled for April 15, 2002.

Item  4a.  Executive  Officers  of  the  Registrant.

          The  officers  of  Gulfport  are  as  follows:

                   Name              Age             Position
                   ----              ---             --------
               Mike  Liddell          48      Chairman  of  the  Board,  Chief
                                                Executive Officer, President and
                                                Director
               Michael G. Moore       45      Vice  President  and  Chief
                                                Financial  Officer
               Lisa  Holbrook         31      Vice President,  General  Counsel
                                                and  Secretary

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

                                    PART II

Item  5.  Market  for Registrant's Common Equity and Related Stockholder Matters

     Gulfport's Common Stock is traded on the NASD OTC Bulletin Board under the symbol GPOR. The following table sets forth the high and low sales prices for the Common Stock in each quarter:

  YEAR  ENDED  DECEMBER  31,  2001                      LOW     HIGH
  --------------------------------                     -----    -----
        First  Quarter                                $3.875   $4.500
        Second  Quarter                               $4.000   $6.250
        Third  Quarter                                $4.000   $4.600
        Fourth  Quarter                               $4.250   $4.600

     Holders  of  Record

     At the close of business on February 1, 2002 there were 10,146,566 shares of Common Stock outstanding held by 363 shareholders of record.

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

     The following selected financial data as of and for the years ended December 31, 2001, 2000, 1999, 1998 and as of and for the five months 21 days ended December 31, 1997, for Gulfport and for the six months and 10 days ended July 10, 1997, for the Predecessor Company are derived from the financial statements of Gulfport included elsewhere in the Annual Report. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of Gulfport and the notes thereto included elsewhere in this Annual Report.

                                           Reorganized Company                Predecessor Company
                                                                             July 11,   Six Months
                                               Year ended                    1997 to     10 Days
                                               December 31,                December 31,  July 10,
                                      2001    2000     1999      1998         1997        1997
                                    -------  -------  -------  --------     --------     --------
Statement of Operation Data                   (in thousands, except per share amounts)
Oil and gas sales                   $15,458  $16,118  $10,018  $  8,298     $  9,456     $ 10,138
                                    -------  -------  -------  --------     --------     --------

Operating expenses                   11,929   11,635    9,978    66,415       11,478       11,002
                                    -------  -------  -------  --------     --------     --------

Net income (loss) from operations     3,529    4,483       40   (58,117)      (2,022)        (864)
                                    -------  -------  -------  --------     --------     --------

Interest expense                        381      596      934     1,534          727        1,106
Proceeds for litigation trust             -        -    1,342         -            -            -
Reorganized cost                          -        -        -         -            -       (7,771)
Net income (loss) before
  dividends on preferred stock
  an extraordinary item               5,417    4,459      641   (59,109)      (1,713)      (9,615)
Extraordinary item                        -        -        -         -            -       88,723
Miscellaneous  Income                 1,921        -        -         -            -            -
Net income (loss) before dividends
  on  preferred  stock                5,417    4,459      641   (59,109)      (1,713)      79,108
Dividends on preferred stock              -        -        -         -            -       (1,510)
Net income (loss) available to
  common stock                        5,417    4,459      641   (59,109)      (1,713)       77,59
Earnings (loss) per common and
  common share equivalent              0.53     0.44     0.13    (72.35)       (3.88)        N/A
Average  common  and  common
  equivalent shares outstanding      10,147   10,145    5,120       817          442        9,539
Capital  expenditures               $12,761  $ 6,658  $ 7,147  $    991     $  5,644     $  2,562

                                                    Reorganized Company
                                      2001    2000     1999      1998         1997
                                    -------  -------  -------  --------     --------
Balance  Sheet  Data
Working capital (deficit)           $(4,171) $   132  $(1,352) $ (3,204)    $   (719)
Property, plant and equipment, net   35,723   26,692   23,469    19,990       81,507

Total assets                         40,892   36,178   33,484    27,568       92,346

Long term debt                          143      301      179       381       13,528

Shareholders' equity (deficit)      $33,992  $28,573  $24,114  $ 18,503     $ 70,280


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations is based in part on the financial statements and the notes thereto included elsewhere in this Annual Report and should be read in conjunction therewith.

     Credit  Facilities

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

     On May 22, 2001, the Company entered in to a revolving line of credit agreement with Gulfport Funding, LLC, ("Gulfport Funding") which has ownership in common with the Company. Under the terms of the agreement, the Company may borrow up to $3,000,000, with borrowed amounts bearing interest at Bank of America Prime Rate plus 4%. All outstanding principal amounts along with accrued interest are due on February 22, 2002. The Company paid a facility commitment fee of $60,000 in connection with this line of credit. This fee will be amortized over the life of the agreement. As of December 31, 2001, the Company borrowed $3,000,000 available under this line.

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

     Due to the restating of property values to comply with fresh start accounting and the conversion from the successful efforts method to the full cost pool method for reporting oil and gas operations as of July 1997, comparison of depreciation, depletion, and amortization expense for the years ended December 31, 2001, 2000, 1999 and 1998, with prior years will not be meaningful.

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

                                                 Year Ended December 31,
                                             2001          2000          1999
                                             ----          ----          ----
     Production  Volumes:
     Oil (MBBLS)                              595          530            576
     Gas (MMCF)                                71           83            107
     Oil Equivalents (MBOE)                   607          544            594

     Average  Prices:
     Oil  (per  BBL)                       $25.50       $29.76         $16.86
     Gas  (per  MCF)                       $ 4.20       $ 4.04         $ 2.83
     Oil  Equivalents  (per  MBOE)         $25.48       $29.62         $16.86
     Average Production Costs (per BOE)    $ 7.85       $ 9.35         $ 6.18
     Average Production Taxes (per BOE)    $ 2.88       $ 3.02         $ 1.64

Comparison  of  Years  Ended  December  31,  2001  and  2000

     Gulfport reported net income attributable to common stock of $5,417,000 for the year ended December 31, 2001, as compared with $4,459,000 for the year ended December 31, 2000. The increase in earnings attributable to common stock of $958,000 was due to gains recorded during 2001 on the settlement of disputed amounts.

     Oil and Gas Revenues. For the year ended December 31, 2001 Gulfport reported oil and gas revenues of $15,458,000, a 4% decrease from revenues of $16,118,000 in 2000. This $660,000 decrease in revenues is attributable to a 14% decease in prices per BOE to $25.50 for the year ended December 31, 2001 as compared to $29.76 for the same period in 2000. This decrease in revenues due to prices was primarily offset by an increase in total BOE's produced and sold resulting from the successful completion of the Company's 2001 drilling program initiated in January 2001.

     Operating Expenses Including Production Taxes. Total lease operating expenses decreased $215,000 to $6,517,000 for the year ended December 31, 2001 as compared to $6,732,000 for the same period in 2000. This decrease was primarily attributable to a reduction in gas lift costs for 2001 as compared to the same period in 2000.

     General and Administrative Expenses. Net General and administrative expenses increased only slightly by $82,000 or 5% to $1,634,000 for the year ended December 31, 2001 from $1,552,000 for the same period 2000. This increase was due primarily to fees associated with consultations with the Company's financial advisors. In addition, due to an increased number of employees, Gulfport recognized increased levels of salaries and benefits expense for the year ended December 31, 2001 as compared to the same period in 2000. These increases were completely offset however by administrative reimbursements from related party's companies.

     Interest Expense. Interest expense decreased by $215,000 or 36% to $381,000 for the year ended December 31, 2001 from $596,000 for the same period in 2000. This decrease was due to the settlement of disputed amounts with a third party. Prior to the settlement, Gulfport was accruing approximately $25,000 per month in interest expense.

     Litigation Trust. No revenues were received from the Litigation Trust for the comparable periods in 2001 or 2000.

     Other changes in income for the year ended December 31, 2001 as compared to the year ended December 31, 2000 were attributable to the following factors:

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $3,778,000 for the year ended December 31, 2001, consisting of $3,512,000 in depletion on oil and gas properties, $218,000 in depreciation of other property and equipment and $48,000 in amortization expense. This is a 13% increase when compared to the 2000 depreciation, depletion and amortization expense of $3,351,000. This increase is due primarily to an increase in production for the year ended December 31, 2001 to 607 MBOE as compared to 544 MBOE for the same period in 2000.

     Income Taxes. As of December 31, 2001, the Company had a net operating loss carryforward of approximately $83 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $47 million, which was fully reserved by a valuation allowance at that date.
Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $2.17 million was provided for the year ended 2001, which was fully offset by an equal income tax benefit due to operating loss carryforwards and other deferred tax assets.

     Gain on Settlement of Disputed Amounts. Other changes in income for the period ended December 31, 2001 included $1.9 million of non-recurring income related to the settlement of disputed amounts. During the second quarter of 2001, the Company reached a settlement with Texaco Exploration and Production, Inc. ("Texaco") regarding previously disputed amounts, some of which date back to periods which were prior to the Company's reorganization. The Company's net gain resulting from this settlement was $754,000. Also included on "Gain on Settlement of Disputed Amounts" for the year ended December 31, 2001, were items previously recorded as accounts payable totaling $1,167,000 which were also settled or had expired by December 31, 2001. Included in this total were certain tax claims of $372,000 as discussed in Note 6 to the Financial Statements, as well as $795,000 in funds which the Company had previously classified as accounts payable at December 31, 2000 because it believed these funds exceeded its share of revenues on properties which it owns.


Comparison  of  Years  Ended  December  31,  2000  and  1999

     Gulfport reported net income attributable to common stock of $4,459,000 for the year ended December 31, 2000, as compared with $641,000 for the year ended December 31, 1999. The increase in earnings attributable to common stock of $3,818,000 was due primarily to a significant increase in average oil and gas prices in 2000.

     Oil and Gas Revenues. For the year ended December 31, 2000, Gulfport reported oil and gas revenues of $16,118,000, a 61% increase from revenues of $10,018,000 in 1999. This $6,100,000 increase in revenues is attributable to a 76% increase in prices per BOE to $29.76 for the year ended December 31, 2000 as compared to $16.86 for the same period in 1999. This increase in revenues was partially offset by a slight reduction in total BOE's produced and sold due to natural production declines during the year.

     Operating Expenses Including Production Taxes. Total lease operating expenses increased $2,092,000 to $6,732,000 for the year ended December 31, 2000 as compared to $4,640,000 for the same period in 1999. This increase was partially attributable to a $1,028,000 increase in gas lift costs to $1,555,000 for the year ended 2000 from $528,000 for the same period in 1999. This increase in gas lift costs is attributable to the increased gas prices for 2000 as compared to 1999 as well as increase in gas usage related to an increased number of producing wells brought online in 2000. In addition, the increase in operating expenses was also due in part to an approximately $763,000 increase in production taxes for year ended 2000 as a result of increased revenues from higher oil and gas prices.

     General and Administrative Expenses. General and administrative expenses decreased by $171,000 or 10% to $1,552,000 for the year ended December 31, 2000 from $1,723,000 for the same period 1999. This decrease was due primarily to Gulfport's continuing efforts to reduce overall general and administrative costs.

     Interest Expense. Interest expense decreased by $338,000 or 36% to $596,000 for the year ended December 31, 2000 from $934,000 for the same period in 1999. This decrease was due to a reduction in Gulfport's interest bearing debt of $1.9 million.

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

     Other changes in income for the year ended December 31, 2000 as compared to the year ended December 31, 1999 were attributable to the following factors:

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $3,351,000 for the year ended December 31, 2000, consisting of $3,126,000 in depletion on oil and gas properties, $209,000 in depreciation of other property and equipment and $16,000 in amortization expense. This is a 7% decrease when compared to the 1999 depreciation, depletion and amortization expense of $3,615,000. This decrease is due primarily to a reduction in total BOE's produced for the year ended December 31, 2000 as compared to the same period in 1999.

     Income Taxes. As of December 31, 2000, the Company had a net operating loss carryforward of approximately $69 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $41 million, which was fully reserved by a valuation allowance at that date.
Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $1.78 million was provided for the year ended December 31, 2000, which was fully offset by an equal income tax benefit due to operating loss carryforwards and other deferred tax assets.

Capital  Expenditures,  Capital  Resources  and  Liquidity

     Net cash flow provided by operating activities for the year ended December 31, 2001 was $7.6 million, as compared to net cash flow provided by operating activities of $6.3 million for the comparable period in 2000.

     Net cash provided by financing activities for 2001 was $3.1 million as compared to net cash used of $1.9 million during 2000. Net cash provided by financing activities in 2001 included $3.0 million of proceeds from the new Gulfport Funding, LLC credit facility while net cash used in 2000 included $3.5 million of principle repayments. Net cash used in financing activities for 2000 was $1.9 million as compared to net cash provided of $2.9 million during 1999. Net cash used in financing activities in 2000 included $3.5 million of principle payments to pay off the ING note and make principle payments on the new BOK facility and the proceeds of $1.6 million from the new BOK facility. The 1999 net cash flows provided by financing activities occurred as a result of the $3.2 million from the Stockholder Credit Facility and the net proceeds from the 1999 Regulation D Offering. The 1999 Regulation D Offering after expenses yielded $4.97 million to Gulfport. Affiliated Stockholders subscribed for 4,040,011 shares in the 1999 Regulation D Offering through the forgiveness of $3.0 million in debt, thus netting $2.0 million to Gulfport for the net cash proceeds from the 1999 Regulation D Offering.

     Capital Expenditures. In 2001, Gulfport invested $12.8 million in oil and gas properties and other property and equipment as compared to $6.7 million during the comparable period in 2000. Of the $2.8 million the Company spent during 2001, $6.8 million was spent on drilling and completion activity on new wells and $6.0 million was spent on work over activity on existing wells. During 2001, Gulfport financed its capital expenditures with cash flow provided by operations and borrowings under the Company's two credit facilities.

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

     On May 22, 2001, the Company entered in to a revolving line of credit agreement with Gulfport Funding, LLC, ("Gulfport Funding") which has ownership in common with the Company. Under the terms of the agreement, the Company may borrow up to $3,000,000, with borrowed amounts bearing interest at Bank of America Prime Rate plus 4%. All outstanding principal amounts along with accrued interest are due on February 22, 2002. The Company paid a facility commitment fee of $60,000 in connection with this line of credit. This fee will be amortized over the life of the agreement. As of December 31, 2001, the Company borrowed $3,000,000 available under this line.

     In March 2002, the Company commenced a Private Placement Offering of $10.0 million dollars consisting of 10,000 Units. Each Unit consists of (i) one (1) share of Cumulative Preferred Stock, Series A, of the Company (Preferred) and
(ii) a warrant to purchase up to 250 shares of common stock, par value $0.01 per share. Dividends shall accrue on the Preferred Stock prior to the Mandatory Redemption Date (as defined below) at the rate of 12% per annum payable quarterly in cash or, at the option of the Company for a period not to exceed two (2) years from the Closing Date, payable in whole or in part in additional shares of the Preferred based on the Liquidation Preference (as defined below) of the Preferred at the rate of 15% per annum. No other dividends shall be declared or shall accrue on the Preferred. To the extent funds are legally available, the Company is obligated to declare and pay the dividends on the Preferred. The Warrants have a term of ten (10) years and an exercise price of $4.00. The Company is required to redeem the Preferred on the fifth anniversary of the first issuance and the Company may at its sole option, choose to redeem the Preferred at any time before the expiration of the five years.

     Two-thirds of the Preferred Stockholders can affect any Company action which would effect their preference position. The Preferred cannot be sold or transferred by its holders and the Company must use its best efforts to register with the Securities and Exchange Commission ("SEC") the common stock issued in connection with the exercise of the Warrants or, if possible, piggyback the issued common stock if the Company participates in a public offering with the SEC.

     The Offering was made available to stockholders and affiliates of the Company as of December 31, 2001 who were known to be accredited investors by the Company. Purchasers were able to participate up to their pro-rata share of ownership in the Company as of December 31, 2001. The Offering's initial closing will begin March 29, 2002 and will continue until April 15, 2002. Mike Liddell, the Company's Chief Executive Officer, shall have until September 30, 2002 to subscribe for his proportionate share of the Offering.

     On March 29, 2002, Gulfport Funding, LLC, participated in the Offering through a conversion of its $3.0 million dollar loan along with the accumulated interest due from the Company for 3,262.98 Units. Additionally on March 29, 2002, entities controlled by the majority shareholder initially funded a share of the Preferred Offering in the amount of $2,738,000.

     As a result of the completion of the NSA engineering report for the year ended January 1, 2002, the Company intends to initiate discussions with it's banking institutions and attempt to put in a place a larger and longer-term revolving credit facility. The Company cannot be sure however that they will be successful.

     The Company is also currently consulting with several financial advisors to determine how to take advantage of the current market whether through internal value creation or a capital markets transaction.

     Liquidity. The primary capital commitments faced by the Company are the capital requirements needed to continue developing the Company's proved reserves and to continue meeting the required principal payments on its term Credit Facilities.

     In Gulfport's January 1, 2002 reserve report, 85% of Gulfport's net reserves were categorized as proved undeveloped. The proved reserves of Gulfport will generally decline as reserves are depleted, except to the extent that Gulfport conducts successful exploration or development activities or acquires properties containing proved developed reserves, or both.

     To realize reserves and increase production, the Company must continue its exploratory drilling, undertake other replacement activities or utilize third parties to accomplish those activities. The Company plans to begin a ten well drilling program in the second quarter of 2002. The ten well program will consist of eight developmental intermediate depth wells, one developmental shallow horizontal well and one exploratory shallow well. The Company anticipates that these wells will access significant oil and gas deposits with most of the wells having multiple targets ranging from relatively low risk proven undeveloped objectives to higher potential exploratory targets. Gulfport also anticipates several recompletions and workovers in the field during 2002. It is anticipated that these reserve development projects will be funded either through the use of cash flow from operations when available, interim bank financing, a long-term credit facility or by accessing the capital markets. The cash flow generated from these new projects will be reinvested in the field to complete more capital projects.

Commitments  and  Contingencies

     Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March, 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. ChevronTexaco retained a security interest in production from these properties until abandonment obligations to ChevronTexaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of December 31, 2001, the plugging and abandonment trust totaled $2,272,000, including interest received during 2001 of approximately $55,000.

     During October 2001, Gulfport completed the yearly program to meet its plugging liability for the twelve-month period ending March 2001. The Company plugged 26 non-producing wells at West Cote Blanche Bay. During March 2002, Gulfport began to fulfill its yearly plugging commitment of 20 wells at WCBB for the twelve-month period ending, March 2002.

     In addition, the Company has letters of credit totaling $200,000 secured by certificates of deposit being held for plugging costs in the East Hackberry field. Once specific wells are plugged and abandoned the $200,000 will be returned to the Company.

Texaco  Global  Settlement

     Pursuant to the terms of a global settlement between ChevronTexaco and the State of Louisiana which includes the State Lease No. 50 portion of Gulfport's East Hackberry Field, Gulfport was obligated to commence drilling a well or other qualifying development operation on certain non-producing acreage in the field prior to March 1998. Because of prevailing market conditions during 1998, the Company believed it was commercially impractical to shoot seismic or commence drilling operations on the subject property. As a result, Gulfport has agreed to surrender approximately 440 non-producing acres in this field to the State of Louisiana. At December 31, 2001, Gulfport was in the process of releasing these properties to the State of Louisiana.

Year  2000  Compliance

     Gulfport made all necessary investments in software systems and applications to ensure it was Year 2000 compliant. Gulfport did not experience any difficulties related to the Year 2000 rollover. Any cost associated with the process of becoming Year 2000 compliant was not material.

Subsequent  Events

     In March 2002, the Company commenced a Private Placement Offering of $10.0 million dollars consisting of 10,000 Units. Each Unit consists of (i) one (1) share of Cumulative Preferred Stock, Series A, of the Company (Preferred) and
(ii) a warrant to purchase up to 250 shares of common stock, par value $0.01 per share. Dividends shall accrue on the Preferred Stock prior to the Mandatory Redemption Date (as defined below) at the rate of 12% per annum payable quarterly in cash or, at the option of the Company for a period not to exceed two (2) years from the Closing Date, payable in whole or in part in additional shares of the Preferred based on the Liquidation Preference (as defined below) of the Preferred at the rate of 15% per annum. No other dividends shall be declared or shall accrue on the Preferred. To the extent funds are legally available, the Company is obligated to declare and pay the dividends on the Preferred. The Warrants have a term of ten (10) years and an exercise price of $4.00. The Company is required to redeem the Preferred on the fifth anniversary of the first issuance and the Company may at its sole option, choose to redeem the Preferred at any time before the expiration of the five years.

     Two-thirds of the Preferred Stockholders can affect any Company action which would effect their preference position. The Preferred cannot be sold or transferred by its holders and the Company must use its best efforts to register with the Securities and Exchange Commission ("SEC") the common stock issued in connection with the exercise of the Warrants or, if possible, piggyback the issued common stock if the Company participates in a public offering with the SEC.

     The Offering was made available to stockholders and affiliates of the Company as of December 31, 2001 who were known to be accredited investors by the Company. Purchasers were able to participate up to their pro-rata share of ownership in the Company as of December 31, 2001. The Offering's initial closing will begin March 29, 2002 and will continue until April 15, 2002. Mike Liddell, the Company's Chief Executive Officer, shall have until September 30, 2002 to subscribe for his proportionate share of the Offering.

     On March 29, 2002, Gulfport Funding, LLC, participated in the Offering through a conversion of its $3.0 million dollar loan along with the accumulated interest due from the Company for 3,262.98 Units. Additionally on March 29, 2002, entities controlled by the majority shareholder initially funded a share of the Preferred Offering in the amount of $2,738,000.

Item  8.  Financial  Statements  and  Supplementary  Data

     The information required by this item appears on pages F-1 through F-22 following the signature pages of this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None

                                    PART III

Item  10.  Directors  and  Executive  Officers  of  the  Registrant.

       The  officers  and  directors  of  Gulfport  are  as  follows:

               Name                Age    Position
               ----                ---    -------
               Mike  Liddell       48     Chairman of the Board, Chief Executive
                                            Officer,  President  and  Director
               Michael G. Moore    45     Vice  President  and
                                            Chief  Financial  Officer
               Lisa  Holbrook      31     Vice President,  General  Counsel  and
                                            Secretary
               Robert E. Brooks    55     Director
              *David L. Houston    49     Director
              *Mickey  Liddell     40     Director
              *Dan  Noles          54     Director

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

Items  11  &  12.

     For information concerning Item 11 - Executive Compensation and Item 12 - Security Ownership of Certain Beneficial owners and Management, see the definitive Proxy Statement of Gulfport Energy Corporation for the Annual Meeting of Shareholders to be held on April 15, 2002, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's year and is incorporated herein by this reference (with the exception of portions noted therein that are not incorporated by reference). See also Part I - Item 4A - Executive Officers of the Registrant.

Item  13.  Certain  Relationships  and  Related  Transactions

     In March 2001, a company that shares common ownership with Gulfport acquired a majority of the oil and natural gas properties of a mid-continent exploration and production company. Subsequent to the acquisition, Gulfport began providing administrative services to effectively manage the day-to-day operations of this acquisition and in turn receives an administrative service fee for such services.

                                    PART IV

Item  14.  Exhibits,  Financial  Statement  Schedules  and  Reports on Form 8-K.

     (a) 1. Financial Statements. The following Financial Statements of the Company, the Notes thereto, and the reports thereon are filed under Item 8 of this Report.

     Independent  Auditors  Report                                           F-2

     Balance  Sheets,  December  31,  2001  and  2000                        F-3

     Statements of Income, Years Ended December 31, 2001, 2000 and 1999      F-4

     Statements of Stockholders' Equity, Years Ended December 31, 2001,
       2000  and  1999.                                                      F-5

     Statements of Cash Flows, Years Ended December 31, 2001, 2000
       and 1999                                                              F-6

     Notes  to  Financial  Statements                                        F-7

          2. Financial Statement Schedules. All financial statement schedules have been omitted, as the required information is inapplicable or is not present in amounts sufficient to require submission of the schedule or the information is presented in the Financial Statements or related notes.

          3.  Exhibits.

               10.1 Credit Agreement Dated June 28, 2000 between Registrant and Bank of Oklahoma Filed March 30, 2001

               10.2  Stock  Option  Plan  Filed  March  30,  2001

               10.3 Credit Agreement dated February 1, 2001 between Registrant and Bank of Oklahoma

     (b).  Reports  on  Form  8-K

               June 30, 2000 - Disclosure of bank debt reduction and hiring of new CFO

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   March  30,  2001.



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



Date:   March  30,  2002                By:/s/Mike  Liddell
                                            ------------------------------------
                                            Mike  Liddell,   Chief  Executive
                                              Officer  And  Director


Date:   March  30,  2002                By:/s/Robert  Brooks
                                           -------------------------------------
                                           Robert  Brooks,  Director


Date:   March  30,  2002                By:/s/David  L.  Houston
                                           -------------------------------------
                                           David  L.  Houston,  Director


Date:   March  30,  2002                By:/s/Mickey  Liddell
                                           -------------------------------------
                                           Mickey  Liddell,  Director


Date:   March  30,  2002                By:/s/Dan  Noles
                                           -------------------------------------
                                           Dan  Noles,  Director


Date:   March  30,  2002                By:/s/Michael  G.  Moore
                                           -------------------------------------
                                           Michael  G. Moore, Vice President and
                                             Chief  Financial  Officer

                                  EXHIBIT INDEX



               10.7 Credit Agreement Dated June 28, 2000 between Registrant and Bank of Oklahoma Filed March 30, 2001

               10.8  Stock  Option  Plan  Filed  March  30,  2001

               10.9 Credit Agreement dated February 1, 2001 between Registrant and Bank of Oklahoma

Item  8.  Financial  Statements  and  Supplementary  Data


                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

Independent  Auditors'  Report                                              F-2

Balance  Sheets,  December 31, 2001 and 2000                                F-3

Statements  of  Income,  Years  Ended  December  31,  2001,
  2000  and  1999                                                           F-4

Statements  of  Shareholders'  Equity,  Years  Ended  December
  31,  2001,  2000 and 1999                                                 F-5

Statements  of  Cash  Flows,  Years  Ended  December  31,  2001,  2000
  and  1999                                                                 F-6

Notes  to  Financial Statements                                             F-7


All financial statement schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT


The  Board  of  Directors  and
Stockholders  of  Gulfport  Energy  Corporation:

     We have audited the accompanying balance sheets of Gulfport Energy Corporation (a Delaware corporation) as of December 31, 2001 and 2000, and the related statements of income, stockholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of Gulfport's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulfport Energy Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.




                                HOGAN  &  SLOVACEK





Oklahoma  City,  OK
March  29,  2002

                          GULFPORT ENERGY CORPORATION

                                 BALANCE SHEETS

                                                            December 31,
                                                     --------------------------
                                                          2001          2000
                                                     ------------  ------------
                                     Assets
Current  assets:
  Cash  and  cash  equivalents                       $  1,077,000  $  3,657,000
  Accounts receivable, net of allowance for
    doubtful accounts of $239,000 and $244,000
    at December 31, 2001 and 2000, respectively         1,096,000     3,608,000
  Accounts  receivable - related party                    160,000             -
  Prepaid expenses and other current assets               253,000       171,000
                                                     ------------  ------------
          Total  current  assets                        2,586,000     7,436,000
                                                     ------------  ------------

Property  and  equipment:
  Oil  and  natural  gas  properties                  103,344,000    90,640,000
  Other  property  and  equipment                       1,976,000     1,919,000
  Accumulated  depletion,  depreciation,
    amortization  and  impairment  reserve            (69,597,000)  (65,867,000)
                                                     ------------  ------------

    Property  and  equipment,  net                     35,723,000    26,692,000
                                                     ------------  ------------

  Other  assets                                         2,583,000     2,050,000
                                                     ------------  ------------

                                                     $ 40,892,000  $ 36,178,000
                                                     ===========   ============


                      Liabilities and Stockholders' Equity

Current  liabilities:
  Accounts  payable  and  accrued  liabilities       $  2,637,000  $  6,426,000
  Note  payable  -  related  party                      3,000,000             -
  Current maturities of long-term debt                  1,120,000       878,000
                                                     ------------  ------------
          Total  current  liabilities                   6,757,000     7,304,000
                                                     ------------  ------------

Long-term  debt                                           143,000       301,000
                                                     ------------  ------------

          Total  liabilities                            6,900,000     7,605,000
                                                     ------------  ------------

Commitments  and  contingencies                                 -             -

Stockholders'  equity:
  Preferred stock - $.01 par value, 1,000,000
    authorized,  none issued                                    -             -
  Common  stock  -  $.01  par  value,  15,000,000
    authorized, 10,146,566 and 10,145,400 issued
    and outstanding at December 31, 2001 and 2000,
    respectively                                          101,000       101,000
  Paid-in  capital                                     84,192,000    84,190,000
  Accumulated  deficit                                (50,301,000)  (55,718,000)
                                                     ------------  ------------

          Total  stockholders'  equity                 33,992,000    28,573,000
                                                     ------------  ------------

          Total liabilities and stockholders'
            equity                                   $ 40,892,000  $ 36,178,000
                                                     ============  ============

                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION

                              STATEMENTS OF INCOME

                                                Year ended December 31,
                                       ----------------------------------------
                                            2001          2000         1999
                                       ------------   -----------   -----------
Revenues:
  Gas  sales                           $    298,000   $   337,000   $   303,000
  Oil  and  condensate sales             15,160,000    15,781,000     9,715,000
  Other  income                             215,000       252,000             -
                                       ------------   -----------   -----------
                                         15,673,000    16,370,000    10,018,000
                                       ------------   -----------   -----------

Costs  and  expenses:
  Operating  expenses                     4,767,000     5,098,000     3,472,000
  Production  taxes                       1,750,000     1,634,000     1,168,000
  Depreciation, depletion, and
    amortization                          3,778,000     3,351,000     3,615,000
  General  and  administrative            1,634,000     1,552,000     1,667,000
  Provision  for  doubtful  accounts              -             -        56,000
                                       ------------   -----------   -----------

                                         11,929,000    11,635,000     9,978,000
                                       ------------   -----------   -----------

INCOME  FROM  OPERATIONS                  3,744,000     4,735,000        40,000
                                       ------------   -----------   -----------

OTHER  (INCOME)  EXPENSE:
  Gain on settlement of disputed
    amounts                              (1,921,000)            -             -
  Interest  expense                         381,000       596,000       934,000
  Interest  income                         (133,000)     (320,000)     (193,000)
  Proceeds from Litigation Trust                  -             -    (1,342,000)
                                       ------------   -----------   -----------
                                         (1,673,000)      276,000      (601,000)
                                       ------------   -----------   -----------

INCOME BEFORE INCOME TAXES                5,417,000     4,459,000       641,000


INCOME  TAX  EXPENSE  (BENEFIT):
  Current                                 2,167,000     1,784,000       255,000
  Deferred                               (2,167,000)   (1,784,000)     (255,000)
                                       ------------   -----------   -----------
                                                  -             -             -
                                       ------------   -----------   -----------

NET  INCOME                            $  5,417,000   $ 4,459,000   $   641,000
                                       ============   ===========   ===========


NET  INCOME  PER  COMMON  SHARE:
  Basic                                $       0.53   $      0.44   $      0.13
                                       ============   ===========   ===========

  Diluted                              $       0.52   $      0.43   $      0.13
                                       ============   ===========   ===========


                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                       Statements of Stockholders' Equity

                                                               Additional
                              Preferred      Common Stock        Paid-in     Accumulated
                                Stock      Shares     Amount      Capital      Deficit
                              ---------  ---------  ----------  -----------  ------------
Balance at December 31, 1998    $    -   3,445,400  $1,723,000  $77,598,000  (60,818,000)

  Change in par value of
    common  stock                    -           -  (1,689,000)   1,689,000            -
                                ------  ----------  ----------  -----------  -----------

Balance as restated,
  December 31, 1998                  -   3,445,400      34,000   79,287,000  (60,818,000)

  Regulation D offering              -   6,700,000      67,000    4,903,000            -

  Net  income                        -           -           -            -      641,000
                                ------  ----------  ----------  -----------  -----------

Balance at December 31, 1999         -  10,145,400     101,000   84,190,000  (60,177,000)

  Net  income                        -           -           -            -    4,459,000
                                ------  ----------  ----------  -----------  -----------

Balance at December 31, 2000         -  10,145,400     101,000   84,190,000  (55,718,000)

  Common  shares issued              -       1,166           -        2,000            -

  Net  income                        -           -           -            -    5,417,000
                                ------  ----------  ----------  -----------  -----------

Balance at December 31, 2001    $    -  10,146,566  $  101,000  $84,192,000 $(50,301,000)
                                ======  ==========  ==========  ===========  ===========

                     See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                            Statements of Cash Flows


                                                Year ended December 31,
                                       ----------------------------------------
                                            2001          2000         1999
                                       ------------   -----------   -----------
Cash  flows  from  operating  activities:
Net  income                            $  5,417,000   $ 4,459,000   $   641,000
Adjustments to reconcile net income
  to  net  cash provided by operating
  activities:
  Depletion, depreciation and
    amortization                          3,730,000     3,335,000     3,615,000
    Provision for doubtful accounts
    receivable                                    -             -        56,000
    Amortization of debt issuance costs      44,000        16,000       108,000
  Changes in operating assets and
    liabilities:
    (Increase) decrease in accounts
      receivable  -  related               (160,000)            -             -
    (Increase) decrease in accounts
      receivable                          2,512,000    (1,553,000)     (455,000)
    (Increase) decrease in prepaid
      expenses                             (126,000)      (51,000)      (10,000)
    (Decrease) increase in accounts
      payable and accrued liabilities    (3,789,000)      130,000     2,406,000
                                       ------------   -----------   -----------
Net cash provided by operating
  activities                              7,628,000     6,336,000     6,361,000
                                       ------------   -----------   -----------

Cash flows from investing activities:
  Additions to cash held in escrow         (533,000)      (55,000)      (92,000)
  Redemption of Certificates of
    Deposit                                       -       200,000             -
  Capital  expenditures                 (12,761,000)   (6,658,000)    (7,147,000)
  Proceeds from sale of oil and
    gas  properties                               -       100,000         47,000
  Proceeds from sale of equipment                 -             -          5,000
  Increase (decrease) in other assets             -       (19,000)       (94,000)
                                       ------------   -----------    -----------

Net cash used in investing activities   (13,294,000)   (6,432,000)    (7,281,000)
                                       ------------   -----------    -----------

Cash flows from financing activities:
  Proceeds from sales of common stock         2,000             -      4,971,000
  Proceeds from borrowings -
    related party                         3,000,000             -              -
  Proceeds  from  borrowings                960,000     1,600,000      3,210,000
  Principle payments on borrowings         (876,000)   (3,495,000)    (5,311,000)
  Payment of loan origination fees                -       (16,000)             -
                                       ------------   -----------    -----------

Net cash provided by (used in)
  financing  activities                   3,086,000    (1,911,000)     2,870,000
                                       ------------   -----------    -----------

Net (decrease) increase in cash and
  cash  equivalents                      (2,580,000)   (2,007,000)     1,950,000

Cash and cash equivalents at beginning
  of  period                              3,657,000     5,664,000      3,714,000
                                       ------------   -----------    -----------

Cash and cash equivalents at end
  of period                            $  1,077,000   $ 3,657,000    $ 5,664,000
                                       ============   ===========    ===========

Supplemental disclosure of cash flow
  information:
    Interest  payments                 $    114,000   $   240,000    $   476,000
                                       ============   ===========    ===========


                 See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business

     Gulfport is a domestic independent oil and gas exploration, development and production company with properties located in the Louisiana Gulf Coast.

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

Reclassifications

Certain reclassifications have been made to the 2000 and 1999 financial statements presentations in order to conform to the 2001 financial statements presentation.

Net  Income  per  Common  Share

     Basic net income per common share is computed by dividing income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if options or other contracts to issue

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                                    CONTINUED


common stock were exercised or converted into common stock. Calculations of basic and diluted net income per common share are illustrated in Note 12.

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

Revenue  Recognition

     Gas revenues are recorded in the month produced using the entitlement method, whereby any production volumes received in excess of the Company's ownership percentage in the property are recorded as a liability. If less than Gulfport's entitlement is received, the underproduction is recorded as a receivable. There is no such liability or asset recorded at December 31, 2001 or December 31, 2000. Oil revenues are recognized in the month produced.

Use  of  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows there from and future net operating loss carryforwards available as reductions of income tax expense.

Commitments  and  Contingencies

     Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Segment  Information

     The Company's only revenue generating activity is the production and sale of oil and gas. Therefore, no reporting of business segments has been included in these financial statements or the notes thereto.


2.   ACCOUNTS  RECEIVABLE  -  RELATED  PARTY

     Included in the accompanying December 31, 2001 balance sheet are amounts receivable from entities that have similar controlling interests as those

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                                    CONTINUED


controlling the Company. These receivables represent amounts billed by the Company for general and administrative functions performed by Gulfport's personnel on behalf of the related party companies during 2001. Gulfport has reduced its corresponding expenses by $325,000 billed to the companies for performance of these services.


3.   PROVISION  FOR  ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

     A summary of the activity in the allowance for doubtful accounts for the years ended December 31, 2001 and 2000 is as follows:

                                                        2001          2000
                                                  -------------   -------------
     Balance, beginning of the year               $     244,000   $     244,000
     Provision for bad debts                                  -               -
     Bad debts written off                               (5,000)              -
                                                  -------------   -------------

                                                  $     239,000   $     244,000
                                                  =============   =============

No charges to bad debt expense were made during the years ended December 31, 2001 and 2000. During the year ended December 31, 1999, the Company charged $56,000 to bad debt expense. The 1999 bad debt expense related to receivables on properties no longer owned by Gulfport.


4.   PROPERTY  AND  EQUIPMENT

     The major categories of property and equipment and related accumulated depreciation, depletion and amortization as of December 31 are as follows:

                                                        2001          2000
                                                  -------------   -------------
     Oil and gas properties                       $ 103,344,000   $  90,640,000
     Office furniture and fixtures                    1,499,000       1,442,000
     Building                                           217,000         217,000
     Land                                               260,000         260,000
                                                  -------------   -------------

     Total property and equipment                 $ 105,320,000   $  92,559,000
                                                  -------------   -------------

     Accumulated depreciation, depletion,
     amortization and impairment reserve            (69,597,000)    (65,867,000)
                                                  -------------   -------------

     Property and equipment, net                  $  35,723,000   $  26,692,000
                                                  =============   =============

     Included in oil and gas properties at December 31, 2001 and 2000, are $1,217,000 and $801,000, respectively, in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool are those incurred directly related to exploration and development activities such as geological costs and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. During 1999, $413,000 in general and administrative costs were capitalized to the full cost pool.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                                    CONTINUED


     During 2000, the Company sold equipment related to oil and gas properties totaling $100,000. The sale of these properties was treated as a reduction to the full cost pool.


5.   OTHER  ASSETS

     Other  assets  as  of  December  31  consist  of  the  following:

                                                        2001          2000
                                                  -------------   -------------
     Plugging and abandonment escrow account
       on  the  WCBB  properties                  $   2,272,000   $  1,739,000
     CDs  securing  letter  of  credit                  200,000        200,000
     Deposits                                           111,000        111,000
                                                  -------------   ------------

                                                  $   2,583,000   $  2,050,000
                                                  =============   ============


6.   SETTLEMENT  OF  CLAIMS

     In accordance with a reorganization that took place during 1997, Gulfport accrued certain tax claims totaling $372,000, which are included in the accompanying balance sheet at December 31, 2000 as current liabilities. At December 31, 2001 management determined these claims would not be asserted and they were written off. The resulting income has been included in "Gain on Settlement of Disputed Amounts" in the accompanying statement of income for the year ended December 31, 2001.


7.   LONG-TERM  DEBT

     Long-term  debt  as  of  December  31  is  as  follows:

                                                        2001          2000
                                                  -------------   -------------
     Note  payable  to  bank, payable in
     monthly payments of $110,000, including
     interest at the Chase Manhattan Prime
     rate plus 1% (5.75% at December 31, 2001),
     with  final  payment  of  outstanding
     principal and accrued interest amounts due
     October  2002.                               $  1,100,000    $          -

     Note  payable  to  bank, payable in
     monthly payments of $100,000, including
     interest  at  the  Chase  Manhattan
     Prime  rate  plus 1%, with final payment
     of outstanding  principal  and  accrued
     interest  amounts  due  August  2001.
     The outstanding  balance at December  1,
     2000, was refinanced effective February 1,
     2001.                                                   -       1,000,000

     Note  payable  to  bank,  payable  in
     monthly payments of $2,900, including
     interest at 9.5%, concluding May, 2004,
     collaterized by land and building.                163,000         179,000
                                                  ------------    ------------

   Total                                             1,263,000       1,179,000

   Less - current maturities of long-term debt      (1,120,000)       (878,000)
                                                  ------------    ------------

   Debt reflected as long-term                    $    143,000    $    301,000
                                                  ============    ============

     Following are the maturities of long-term debt for each of the next three years:

             2002                                     $1,120,000
             2003                                         21,000
             2004                                        122,000
                                                      ----------
                                                      $1,263,000
                                                      ==========

Note  Payable  Refinancing

     On February 1, 2001, Gulfport refinanced its $1,000,000 note payable which was outstanding at December 31, 2000. Additional borrowings of $960,000 were also made during April 2001, bringing the total amount borrowed to $1,760,000, which is the total available under this line. Under the terms of the new agreement, monthly principal payments of $110,000 were to be made beginning July 1, 2001, with the remaining outstanding principal due October 1, 2002. The refinanced note bears interest at Chase Manhattan Prime rate plus 1%.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                                    CONTINUED


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


8.   NOTE  PAYABLE  -  RELATED  PARTY

     On May 22, 2001, the Company entered in to a revolving line of credit agreement with Gulfport Funding, LLC, ("Gulfport Funding") which has ownership in common with the Company. Under the terms of the agreement, the Company may borrow up to $3,000,000, with borrowed amounts bearing interest at Bank of America Prime Rate plus 4%. The Company paid a facility commitment fee of $60,000 in connection with this line of credit. This fee will be amortized over the life of the agreement. As of December 31, 2001, the Company had borrowed the $3,000,000 available under this line. All outstanding principal amounts along with accrued interest were due on February 22, 2002.

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

     On March 29, 2002, the outstanding balance on this note, along with accumulated interest due on the note, were retired through Gulfport Funding's participation in the Company's Private Placement Offering as described in Note 17.

9.   COMMON  STOCK  OPTIONS,  WARRANTS  AND  CHANGES  IN  CAPITALIZATION

Options

     The Company granted its Chief Financial Officer 10,000 stock options with an exercise price of $2.00 per share and an effective date of July 15, 2000.
The options vest 35% in July 2001, and 35% in July 2002 with the remaining shares vesting in 2003. The option agreement provides for pro-rata adjustments

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                                    CONTINUED


to the options granted if the Company at any time increases the number of outstanding shares or otherwise alters its capitalization.

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

     Options outstanding at December 31, 2001 totaled 607,355. Of this total, 319,080 options were exercisable at December 31, 2001, with the remaining options vesting in future periods.

Warrants

     In accordance with the revolving credit agreement discussed in Note 8, the Company issued 108,625 warrants to CD Holdings, LLC. The exercise price of these warrants was estimated as the average closing price of the Company's common stock for the five days following the issuance of the warrants. The warrant agreement provides for pro-rata adjustments to the number of warrants granted it the Company at any time increases the number of outstanding shares or otherwise adjusts its capitalization.

     Also, at December 31, 2001, 1,163,195 warrants, each for the purchase of one share of Gulfport's common stock, were outstanding. All of these warrants were issued pursuant to a 1997 warrant agreement, stemming from a reorganization which occurred that year. The warrants will expire on July 11, 2002 and are exercisable at $10 per warrant.

     The related agreement contains several anti-dilutive provisions that provide for adjustments to the terms of the warrants in the event of any recapitalization by Gulfport. As a result of Gulfport's capitalization changes as described below, which occurred subsequent to the issuance of these warrants, each warrant outstanding at December 31, 2001 can purchase .234 shares of common stock.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                                    CONTINUED


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


10.  SETTLEMENT  OF  DISPUTED  AMOUNTS

     During the second quarter of 2001, the Company reached a settlement with Texaco Exploration and Production, Inc. ("Texaco") regarding previously disputed amounts, some of which date back to periods which were prior to the Company's reorganization. The Company's net gain resulting from this settlement is included in the accompanying statement of income for the year ended December 31, 2001, as "Gain on Settlement of Disputed Amounts" in the amount of $754,000.

     Also included on "Gain on Settlement of Disputed Amounts" for the year ended December 31, 2001, were items previously recorded as accounts payable totaling $1,167,000 which were also settled or had expired by December 31, 2001. Included in this total were certain tax claims of $372,000 as discussed in Note 6, as well as $795,000 in funds which the Company had previously classified as accounts payable at December 31, 2000 because it believed these funds exceeded its share of revenues on properties which it owns.


11.  INCOME  TAXES

     A reconciliation of the statutory federal income tax amount to the recorded expense follows:

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                                    CONTINUED

                                               2001         2000        1999
                                           -----------  -----------  ----------
     Income before federal income taxes    $ 5,417,000  $ 4,459,000  $  641,000
                                           -----------  -----------  ----------

     Expected income tax at statutory rate   2,167,000    1,784,000     255,000
     Net operating loss carryforward
       utilized                             (2,167,000)    (341,000)          -
     Other deferred tax assets utilized              -   (1,443,000)   (255,000)
                                           -----------  -----------  ----------

     Income tax expense recorded           $         -  $         -  $        -
                                           ===========  ===========  ==========


     The  tax  effects  of   temporary   differences   and  net  operating  loss
carryforwards, which give rise to deferred tax assets at December 31 are estimated as follows:

                                                  2001           2000
                                              ------------   -----------
     Net operating loss carryforward          $ 32,403,000   $ 18,231,000
     Oil and gas property basis difference      14,181,000     23,089,000
                                              ------------   ------------
     Total deferred tax asset                   46,584,000     41,320,000
     Valuation allowance                       (46,584,000)   (41,320,000)
                                              ------------   ------------

     Net deferred tax asset (liability)       $          -   $          -
                                              ============   ============


     The Company has an available tax net operating loss carry forward estimated at approximately $83,085,000 as of December 31, 2001. This carryforward will begin to expire in the year 2013.


12.  NET  INCOME  PER  COMMON  SHARE


     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                     2001                               2000                              1999
                        -------------------------------   -------------------------------   ----------------------------
                                                   Per                               Per                            Per
                          Income        Shares    Share      Income       Shares    Share    Income      Shares    Share
                        ----------   ----------   -----   ----------   ----------   -----   --------   ---------   -----
Basic:
  Income attributable
    to common stock     $5,417,000   10,146,112   $0.53   $4,459,000   10,145,400   $0.44   $641,000   5,120,255   $0.13
                                                  =====                             =====                          =====

Effective of dilutive
  securities:
    Stock options                -      342,261                    -      259,567                  -           -
                        ----------   ----------           ----------   ----------           --------   ---------

Diluted:
  Income attributable
    to common stock,
    after assumed
    dilutions          $5,417,000   10,488,373   $0.52   $4,459,000   10,404,967    $0.43   $641,000   5,120,255   $0.13
                       ==========   ==========   =====   ==========   ==========    =====   ========   =========   =====


     Common stock equivalents not included in the above calculations of diluted income are 1,163,195 warrants issued in 1997. Also not included in the calculation of 2001 diluted earnings per share are 108,625 warrants issued in connection with the Company's line of credit with Gulfport Funding, as discussed in Note 8. Also, not included in the calculation of the 1999 diluted income per

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                                    CONTINUED


share are 253,635 stock options issued to an officer of Gulfport in June 1999 and 30,000 stock options issued to certain directors in September 1999. These potential common shares were not considered in the calculations due to their anti-dilutive effect during the periods presented.


13.  RELATED  PARTY  TRANSACTIONS

     In the ordinary course of business, the Company conducts business activities with a substantial number of its shareholders.

     DLB Oil & Gas, Inc. ("DLB") and Wexford Management LLC ("Wexford") were, along with Gulfport, co-proponents in a 1997 plan of reorganization. During April of 1998, DLB distributed all of its shares in the Company to its shareholders prior to DLB's acquisition by Chesapeake Energy Corporation. As a result of this distribution, Charles Davidson, Mike Liddell and Mark Liddell collectively received 37.5% of the Company's stock. As of December 31, 2001, Wexford and its affiliates owned approximately 17.7% of Gulfport's issued outstanding stock. Charles Davidson, Mike Liddell and the Estate of Mark Liddell own collectively 55.8% of the Company's outstanding stock as of December 31, 2001.

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

     Gulfport paid fees under this agreement totaling $21,000 in 1999 and believes that such fees are comparable to those that would have been charged by an independent third party. Effective June of 1999, this Administrative Service Agreement was terminated.

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

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                                    CONTINUED


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


14.  COMMITMENTS

Leases

     As of December 31, 2001 and 2000, the Company had no long-term, non-cancelable operating lease commitments. Rental expense for all operating leases for the years ended December 31, 2001, 2000 and 1999, totaled $127,000, $112,000 and $119,000, respectively.

Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March, 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties until abandonment obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of December 31, 2001, the plugging and abandonment trust totaled $2,272,000, including interest received during 2001 of approximately $55,000.

     During October 2001, Gulfport completed the yearly program to meet its plugging liability for the twelve month period ending March 2001. The Company plugged 26 non-producing wells at West Cote Blanche Bay. During March 2002, Gulfport began to fulfill its yearly plugging commitment of 20 wells at WCBB for the twelve month period ending, March 2002.

Texaco  Global  Settlement

     Pursuant to the terms of a global settlement between Texaco and the State of Louisiana which includes the State Lease No. 50 portion of Gulfport's East Hackberry Field, Gulfport was obligated to commence drilling a well or other qualifying development operation on certain non-producing acreage in the field prior to March 1998. Because of prevailing market conditions during 1998, the Company believed it was commercially impractical to shoot seismic or commence drilling operations on the subject property. As a result, Gulfport has agreed to surrender approximately 440 non-producing acres in this field to the State of Louisiana. At December 31, 2001, Gulfport was in the process of releasing these properties to the State of Louisiana.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                                    CONTINUED


Contributions  to  401(k)  Plan

     During 1999, Gulfport sponsored a 401(k) savings plan under which eligible employees could chose to contribute up to 15% of their total compensation on a pre-tax basis, subject to certain IRS limits. Gulfport did not incur any expense related to this plan during the year ended December 31, 1999. On February 17, 1999, this 401(k) savings plan was terminated and all contributions were distributed to the participants.

     Effective January 1, 2000, Gulfport began sponsoring new 401(k) and Profit Sharing plans under which eligible employees may contribute up to 15% of their total compensation through salary deferrals. Also under these plans, the Company will make a contribution each calendar year on behalf of each employee equal to at least 3% of his or her salary, regardless of the employee's participation in salary deferrals. During the years ended December 31, 2001 and 2000, Gulfport incurred $20,000 and $24,000, respectively, in contributions expense related to this plan.

Employment  Agreement

     At December 31, 2001, Gulfport had an employment agreement with its Chief Executive Officer. This agreement expires June 1, 2004, and calls for an annual salary of $200,000, which may be adjusted for cost of living increases.


15.  CONTINGENCIES

Other  Litigation

     The Company has been named as a defendant on various other litigation matters. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations for the periods presented in the financial statements.

Concentration  of  Credit  Risk

     Gulfport operates in the oil and gas industry principally in the state of Louisiana with sales to refineries, re-sellers such as pipeline companies, and local distribution companies. While certain of these customers are affected by periodic downturns in the economy in general or in their specific segment of the oil and gas industry, Gulfport believes that its level of credit-related losses due to such economic fluctuations has been immaterial and will continue to be immaterial to the Company's results of operations in the long term. No bad debt expense was incurred during 2001 or 2000. During 1999, Gulfport incurred bad debts of $56,000.

     The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2001 and 2000, Gulfport held cash in excess of insured limits in these banks totaling $977,000 and $3,556,000, respectively.

     During the year ended December 31, 2001, approximately 86% of Gulfport's revenues from oil and gas sales were attributable to Gulfmark Energy Inc. During the year ended December 31, 2000, approximately 91% of Gulfport's revenues from oil and gas sales were attributable to two primary customers:

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                                    CONTINUED


Black Hills Energy and Equiva Trading Company. During the year ended December 31, 1999, approximately 99% of Gulfport's revenues from oil and gas sales were attributable to five primary customers: Equiva Trading Company, Black Hills Energy Resources, Inc., Flash Oil & Gas Southwest, Inc., Burlington Resources, and Plains All American, Inc.


16.  LITIGATION  TRUST  ENTITY

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

     There were no funds received from the Litigation Trust during the year ended December 31, 2001 and 2000. During 1999, Gulfport received $1,342,000 in proceeds from the Litigation Trust.


17.  SUBSEQUENT  EVENT

     In March 2002, the Company commenced a Private Placement Offering of $10.0 million dollars consisting of 10,000 Units. Each Unit consists of (i) one (1) share of Cumulative Preferred Stock, Series A, of the Company (Preferred) and
(ii) a warrant to purchase up to 250 shares of common stock, par value $0.01 per share. Dividends shall accrue on the Preferred Stock prior to the Mandatory Redemption Date (as defined below) at the rate of 12% per annum payable quarterly in cash or, at the option of the Company for a period not to exceed two (2) years from the Closing Date, payable in whole or in part in additional shares of the Preferred based on the Liquidation Preference (as defined below) of the Preferred at the rate of 15% per annum. No other dividends shall be declared or shall accrue on the Preferred. To the extent funds are legally available, the Company is obligated to declare and pay the dividends on the Preferred. The Warrants have a term of ten (10) years and an exercise price of $4.00. The Company is required to redeem the Preferred on the fifth anniversary of the first issuance and the Company may at its sole option, choose to redeem the Preferred at any time before the expiration of the five years.

     Two-thirds of the Preferred Stockholders can affect any Company action which would effect their preference position. The Preferred cannot be sold or transferred by its holders and the Company must use its best efforts to register with the Securities and Exchange Commission ("SEC") the common stock issued in connection with the exercise of the Warrants or, if possible, piggyback the issued common stock if the Company participates in a public offering with the SEC.

     The Offering was made available to stockholders and affiliates of the Company as of December 31, 2001 who were known to be accredited investors by the Company. Purchasers were able to participate up to their pro rata share of ownership in the Company as of December 31, 2001. The Offering's initial closing will begin March 29, 2002 and will continue until April 15, 2002. Mike Liddell, the Company's Chief Executive Officer, shall have until September 30, 2002 to subscribe for his proportionate share of the Offering.

     On March 29, 2002, Gulfport Funding, LLC, participated in the Offering through a conversion of its $3.0 million dollar loan along with the accumulated interest due from the Company for 3,262.98 Units. Additionally, on March 29, 2002, entities controlled by the majority shareholder initially funded a share of the Preferred Offering in the amount of $2,738,000.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                                    CONTINUED


18.  SUPPLEMENTAL  INFORMATION  ON   OIL  AND  GAS  EXPLORATION  AND  PRODUCTION
ACTIVITIES  (UNAUDITED)

     The following is historical revenue and cost information relating to the Company's oil and gas operations located entirely in the southeastern United
States:

Capitalized  Costs  Related  to  Oil  and  Gas  Producing  Activities

                                                        2001          2000
                                                  -------------   -------------
     Proven Properties                            $ 103,344,000   $  90,640,000
     Accumpulated depreciation, depletion
       Amortizaiton and impairment reserve          (68,685,000)    (65,173,000)
                                                  -------------   -------------
     Proven properties, net                       $  34,659,000   $  25,467,000
                                                  =============   =============

Costs  Incurred  in  Oil and Gas Property Acquisition and Development Activities

                                            2001         2000         1999
                                        -----------   ----------   ----------
     Acquisition                        $         -   $        -   $  337,000
     Development                         12,704,000    6,505,000    6,803,000
                                        -----------   ----------   ----------
       Total                            $12,704,000   $6,505,000   $7,140,000
                                        ===========   ==========   ==========

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

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                                    CONTINUED

                                            2001         2000          1999
                                        -----------   ----------    -----------
     Revenues                           $15,458,000   $16,117,000   $10,018,000
     Production costs                    (6,517,000)   (6,732,000)   (4,640,000)
     Depletion                           (3,512,000)   (3,125,000)   (3,410,000)
                                        -----------   -----------   -----------
                                          5,429,000     6,260,000     1,968,000
                                        -----------   -----------   -----------
     Income tax expense
       Current                            2,172,000     2,504,000       781,000
       Deferred                          (2,172,000)   (2,504,000)     (781,000)
                                        -----------   -----------   -----------
                                                  -             -             -
                                        -----------   -----------   -----------

     Results of operations
       from producting activities       $ 5,429,000   $ 6,260,000   $ 1,968,000
                                        ===========   ===========   ===========


Oil  and  Gas  Reserves

     The following table presents estimated volumes of proven and proven undeveloped oil and gas reserves as of December 31, 2001, 2000, and 1999 and changes in proven reserves during the last three years, assuming continuation of economic conditions prevailing at the end of each year. Volumes for oil are stated in thousands of barrels (MBbls) and volumes for gas are stated in millions of cubic feet (MMCF). The weighted average prices at December 31, 2001 used for reserve report purposes are $16.75 and $2.65, adjusted by lease for transportation fees and regional price differentials, for oil and gas reserves, respectively.

     Gulfport emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

                                      2001            2000            1999
                                 --------------  --------------  --------------
                                  Oil     Gas     Oil     Gas     Oil     Gas
                                 ------  ------  ------  ------  ------  ------
     Proven Reserves
       Beginning of the period   22,098  18,188  25,923   6,264  24,282   3,331
       Purchases in oil and
         gas reserves in place        -       -       -       -   1,594   2,762
       Extensions, discoveries
         and other additions                          -       -       -       -
       Revisions of prior
         reserve estimates        3,320   6,608  (3,295) 12,007     641     297
       Current production          (595)    (71)   (530)    (83)   (594)   (126)
       Sales of oil and gas
         reserves in place            -       -       -       -       -       -
                                 ------  ------  ------  ------  ------  ------

     End of period               24,823  24,725  22,098  18,188  25,923   6,264
                                 ======  ======  ======  ======  ======  ======

     Proven developed reserves    3,745   3,499   3,066   2,077   6,606   2,073
                                 ======  ======  ======  ======  ======  ======

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                                    CONTINUED


Discounted  Future  Net  Cash  Flows

     Estimates of future net cash flows from proven oil and gas reserves were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing activities." The following tables present the estimated future cash flows, and changes therein, from Gulfport's proven oil and gas reserves as of December 31, 2001, 2000, and 1999, assuming continuation of economic conditions prevailing at the end of each year.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proven Oil and Gas Reserves

                                                YEAR ENDED DECEMBER 31,
                                     -------------------------------------------
                                          2001           2000           1999
                                     -------------  -------------  -------------
     Future  cash  flows             $ 522,246,000  $ 763,942,000  $ 676,056,000
     Future  development  costs       (132,310,000)  (118,857,000)  (132,708,000)
     Future  production  costs         (88,373,000)   (93,817,000)   (91,705,000)
     Future  production  taxes         (53,247,000)   (67,349,000)   (83,392,000)
                                     -------------  -------------  -------------

     Future net cash flows before
       income  taxes                   248,316,000    483,919,000    368,251,000
     10% discount to reflect timing
       of  cash  flows                (117,919,000)  (203,025,000)  (222,896,000)
                                     -------------  -------------  -------------

     Discounted future net cash flows  130,397,000    280,894,000    145,355,000
     Future income taxes, net of 10%
       discount                         (1,475,000)   (68,037,000)   (14,602,000)
                                     -------------  -------------  -------------

     Standardized measure of
       discounted future net
       cash flows                    $ 128,922,000  $ 212,857,000  $ 130,753,000
                                     =============  =============  =============

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proven Oil and Gas Reserves

                                                YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                            2001          2000          1999
                                       ------------  ------------  ------------
     Sales and transfers of oil
       and gas produced, net of
       production costs                $ (8,941,000) $ (9,386,000) $ (5,378,000)
     Net changes in prices and
       production  costs               (344,592,000)  104,539,000   113,060,000
     Acquisition of oil and gas
       reserves  in  place, less
       related  production  costs                 -             -     4,978,000
     Extensions, discoveries and
       improven recovery, less
       related  costs                             -             -             -
     Revisions of previous quantity
       estimates,  less related
       production  costs                117,930,000    20,515,000     3,722,000
     Sales of reserves in place                   -             -             -
     Accretion  of  discount             85,106,000    19,871,000     1,550,000
     Net changes in income taxes         66,562,000   (53,435,000)  (14,602,000)
     Other                                        -             -             -
                                       ------------  ------------  ------------

     Total change in standardized
       measure of discounted future
       net  cash  flows                $(83,935,000) $ 82,104,000  $103,330,000
                                       ============  ============  ============

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                                    CONTINUED


Comparison of Standardized Measure of Discounted Future Net Cash Flows to the Net Carrying Value of Proven Oil and Gas Properties at December 31, 2001 and 2000 is as follows:

                                                     2001              2000
                                                 ------------      ------------
Standardized measure of discounted
  future and net cash flows                      $130,397,000      $280,894,000

Proven oil and gas properties                     103,344,000        90,640,000
Less accumulated depreciation, depletion,
  amortization  and impairment  reserve           (68,685,000)      (65,173,000)

Net carrying value of proven oil and
  gas properties                                   34,659,000        25,467,000
                                                 ------------      ------------

Standardized measure of discounted future net
  cash  flows  in  excess  of  net  carrying
  value  of  proven  oil  and  gas  properties   $ 95,738,000      $255,427,000
                                                 ============      ============

                                                                    EXHIBIT 10.3

                                                                  John N. Huff
                                                                  Vice President
                                                                  Energy Banking
                                                                  (405) 272-2028
                                                                  Fax 272-2588
                                                                  jhuff@bokf.com

February  1,  2001


Mr.  Mike  Liddell
Gulfport  Energy  Corporation
6307  Waterford  Blvd.,  Suite  100
Oklahoma  City,  OK  73118

     Re:     Loan  Agreement  Covenants

Dear  Mike,

This letter is written to evidence our mutual understanding between Gulfport Energy Corporation ("Borrower") and Bank of Oklahoma ("Bank") regarding a $1,760,000 loan to Gulfport Energy Corporation. Borrower agrees to the following conditions in connection with its obligation to Bank of Oklahoma:

     1. Any proceeds from the sale of oil/gas properties having an aggregate selling price in excess of $100,000 will be applied to the loan balance.
     2.  Borrower  will  not  encumber  any  oil  and  gas producing properties.
     3.  No  material changes in the ownership of Gulfport without Bank consent.
     4. Current assets divided by current liabilities, exclusive of obligations to Bank shall exceed 1.0 at all times.
     5. Borrower's indebtedness other than trade payables incurred in the ordinary course of business and excluding all loans from Bank of Oklahoma is limited to $100,000 without prior Bank consent.
     6. Borrower will not pay any dividends or redeem any shares without prior Bank consent.
     7.  Borrower  will  maintain its primary depository accounts with the Bank.

Please  sign  below  as  your  acceptance  of  these  terms  and  conditions.

We  appreciate  the  opportunity  to  provide  you  with  this  credit facility.

Very  truly  yours,


John  N.  Huff
Vice  President


                         Agreed and accepted this  _____ day of  February  2001.

                         For  the  Borrower:

                         By:
                            ----------------------------------------------------
                            Mike  Liddell,  Chief  Executive  Officer