Form 10-Q
period 2002-03-31
GULFPORT ENERGY CORP
filed 2002-05-15
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of April 13, 2002 was 10,146,566.

                          GULFPORT ENERGY CORPORATION

                                TABLE OF CONTENTS

                           FORM 10-Q QUARTERLY REPORT


PART  I     FINANCIAL  INFORMATION

 Item  1  Financial  Statements

     Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001        4

     Statements  of  Income  for  the  Three  Month  Periods  Ended
       March  31,  2002  and  2001  (unaudited)                                5

     Statements of Common Stockholders' Equity for the Three Months
       Ended  March  31,  2002  and  2001  (unaudited)                         6

     Statements  of  Cash  Flows  for  the  Three  Months  Ended
       March  31,  2002  and  2001  (unaudited)                                7

     Notes  to  Financial  Statements                                          8

 Item  2  Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations                             12


PART  II    OTHER  INFORMATION

 Item  1  Legal  Proceedings                                                  20

 Item  2  Changes  in  Securities  and  Use  of  Proceeds                     20

 Item  3  Defaults  upon  Senior  Securities                                  20

 Item  4  Submission  of  Matters  to  a  Vote  of  Security  Holders         20

 Item  5  Other  Information                                                  20

 Item  6  Exhibits  and  Reports  on  Form  8-K                               20

          Signatures                                                          22

                          GULFPORT ENERGY CORPORATION




                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                            March 31, 2002 and 2001







              Forming a part of Form 10-Q Quarterly Report to the
                       Securities and Exchange Commission


This quarterly report on Form 10-Q should be read in conjunction with Gulfport Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

                          GULFPORT ENERGY CORPORATION

                                 BALANCE SHEETS

                                                       March 31,   December 31,
                                                         2002          2001
                                                     (Unaudited)
                                                     -----------   ------------

                                     Assets
Current  assets:
  Cash  and  cash  equivalents                      $  3,334,000   $  1,077,000
  Accounts receivable, net of allowance for
    doubtful accounts of $239,000 as of
    March  31,  2002 and December 31, 2001             1,154,000      1,096,000
  Accounts  receivable  -  related  party                195,000        160,000
  Prepaid expenses and other current assets              182,000        253,000
                                                    ------------   ------------
          Total  current  assets                       4,865,000      2,586,000
                                                    ------------   ------------
Property  and  equipment:
  Oil  and  natural  gas properties                  104,075,000    103,344,000
  Other  property  and  equipment                      1,983,000      1,976,000
  Accumulated depletion, depreciation, amortization  (70,369,000)   (69,597,000)
                                                    ------------   ------------
          Property  and equipment, net                35,689,000     35,723,000
                                                    ------------   ------------

Other  assets                                          2,646,000      2,583,000
                                                    ------------   ------------

                                                    $ 43,200,000   $ 40,892,000
                                                    ============   ============


                      Liabilities and Stockholders' Equity

Current  liabilities:
  Accounts  payable  and  accrued  liabilities      $  2,272,000   $  2,637,000
  Note  payable  -  related  party                             -      3,000,000
  Current  maturities  of  long-term  debt               790,000      1,120,000
                                                    ------------   ------------

          Total  current  liabilities                  3,062,000      6,757,000
                                                    ------------   ------------

Long-term  debt                                          135,000        143,000
                                                    ------------   ------------

          Total  liabilities                           3,197,000      6,900,000
                                                    ------------   ------------

Commitments  and  contingencies                                -              -

Redeemable 12% cumulative preferred stock,
  Series A, $.01 par value, with a redemption
  and liquidation value of $1.000 per share;
  15,000 and 0 authorized, 6,001 and 0 issued
  and outstanding at March 31, 2002 and
  December 31, 2001, respectively                      6,001,000              -

Preferred stock, $.01 par value; 4,985,000
  and 1,000,000 authorized at March 31,2002
  and December 31, 2001, respectively, none
  issued                                                       -              -

Common stockholders'  equity:
  Common stock - $.01 par value, 20,000,000
    and  15,000,000 authorized, 10,146,566 issued
    and outstanding at March 31, 2002 and
    December 31, 2001, respectively                      101,000        101,000

Paid-in  capital                                      84,192,000     84,192,000
Accumulated  deficit                                 (50,291,000)   (50,301,000)
                                                   -------------   ------------

                                                      34,002,000     33,992,000
                                                   -------------   ------------

          Total liabilities and stockholders'
            equity                                 $  43,200,000   $ 40,892,000
                                                   =============   ============


                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2002            2001
                                                    ----------      ----------
Revenues:
  Gas  sales                                        $   61,000      $  134,000
  Oil  and  condensate  sales                        2,471,000       3,267,000
  Other  income                                        234,000          49,000
                                                    ----------      ----------
                                                     2,766,000       3,450,000
                                                    ----------      ----------

Costs  and  expenses:
  Operating  expenses                                1,255,000       1,602,000
  Production  taxes                                    281,000         368,000
  Depreciation,  depletion,  and  amortization         785,000         715,000
  General  and  administrative                         353,000         456,000
                                                    ----------      ----------
                                                     2,674,000       3,141,000
                                                    ----------      ----------

INCOME  FROM  OPERATIONS:                               92,000         309,000
                                                    ----------      ----------

OTHER  (INCOME)  EXPENSE:
  Interest  expense                                     93,000          97,000
  Interest  income                                     (11,000)        (52,000)
                                                    ----------      ----------

                                                        82,000          45,000
                                                    ----------      ----------

INCOME  BEFORE  INCOME  TAXES                           10,000         264,000
                                                    ----------      ----------

INCOME  TAX  EXPENSE  (BENEFIT):
  Current                                                4,000         106,000
  Deferred                                              (4,000)       (106,000)
                                                    ----------      ----------
                                                             -               -
                                                    ----------      ----------

NET  INCOME                                         $   10,000      $  264,000
                                                    ==========      ==========

NET  INCOME  PER  COMMON  SHARE:
  Basic                                             $        -      $     0.03
                                                    ==========      ==========

  Diluted                                           $        -      $     0.03
                                                    ==========      ==========

                 See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                    Statements of Common Stockholders' Equity
                                  (Unaudited)

                                                                        Additional
                                 Preferred Stock       Common Stock       Paid-in     Accumulated
                                 Shares   Amount    Shares     Amount     Capital       Deficit
                                 ------   -----   ----------  --------  -----------  ------------
Balance at December 31, 2000          -   $   -   10,145,400  $101,000  $84,190,000  $(55,718,000)
  Net  income                         -       -            -         -            -       264,000
                                 ------   -----   ----------  --------  -----------  ------------
Balance at March 31, 2001             -   $   -   10,145,400  $101,000  $84,190,000  $(55,454,000)
                                 ======   =====   ==========  ========  ===========  ============


Balance at December 31, 2001          -   $   -   10,146,566  $101,000  $84,192,000  $(50,301,000)

  Net  income                         -       -            -         -            -        10,000
                                 ------   -----   ----------  --------  -----------  ------------

Balance at March 31, 2002             -   $   -   10,146,566  $101,000  $84,192,000  $(50,291,000)
                                 ======   =====   ==========  ========  ===========  ============


                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)

                                                        For the Three Months
                                                           Ended March 31,
                                                     --------------------------
                                                        2002            2001
                                                     ----------      ----------
Cash  flows  from  operating  activities:
  Net  income                                       $    10,000     $   264,000
  Adjustments  to  reconcile  net  income  to
    net  cash  provided  by  operating  activities:
    Depletion,  depreciation  and  amortization         772,000         715,000
    Amortization  of  debt  issuance  costs              13,000               -
  Changes  in  operating  assets  and  liabilities:
    (Increase)  decrease  in  accounts  receivable      (58,000)        (95,000)
    (Increase) decrease in accounts receivable -
      related                                           (35,000)              -
    (Increase)  decrease  in  prepaid  expenses          58,000          34,000
    (Decrease)  increase  in  accounts  payable
       and  accrued  liabilities                       (102,000)      4,731,000
    (Decrease)  increase  in  other  liabilities              -         145,000
                                                    -----------     -----------
Net  cash provided by operating activities              658,000       5,794,000
                                                    -----------     -----------

Cash  flows  from  investing  activities:
  (Additions)  to cash held in escrow                   (55,000)        (55,000)
  (Additions)  to  other  assets                         (8,000)        (14,000)
  (Additions) to other property, plant and equipment     (7,000)         (3,000)
  (Additions)  to  oil  and  gas  properties           (731,000)     (7,437,000)
                                                    -----------     -----------
Net  cash  used  in investing activities               (801,000)     (7,509,000)
                                                    -----------     -----------

Cash  flows  from  financing  activities:
  Principal  payments  on  borrowings                  (338,000)       (209,000)
  Proceeds from issuance of preferred stock           2,738,000               -
                                                    -----------     -----------
Net cash provided by (used in) financing activities   2,400,000        (209,000)
                                                    -----------     -----------

Net increase (decrease) in cash and cash
  equivalents                                         2,257,000      (1,924,000)

Cash and cash equivalents at beginning of period      1,077,000       3,657,000
                                                    -----------     -----------

Cash and cash equivalents at end of period          $ 3,334,000     $ 1,733,000
                                                    ===========     ===========

Supplemental disclosure of cash flow information:
  Interest  payments                                $    15,000     $    22,000
                                                    ===========     ===========

Supplemental disclosure of non-cash transactions:
  Repayment of note payable to related party
    through issuance of Series A Preferred Stock    $ 3,000,000     $         -
                                                    ===========     ===========

  Repayment of accrued interest due on note
    payable to related party through issuance
    of  Series  A  Preferred  Stock                 $   263,000     $         -
                                                    ===========     ===========

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

1.   ACCOUNTS  RECEIVABLE  -  RELATED  PARTY

     Included in the accompanying March 31, 2002 balance sheet are amounts receivable from entities that have similar controlling interests as those controlling the Company. These receivables represent amounts billed by the Company for general and administrative functions performed by Gulfport's personnel on behalf of the related party companies during 2002. Gulfport has reduced its corresponding expenses for the three months ending March 31, 2002 by $115,000 billed to the companies for performance of these services.

2.   PROPERTY  AND  EQUIPMENT

     The major categories of property and equipment and related accumulated depreciation, depletion and amortization are as follows:

                                        March 31, 2002       December 31, 2001
                                        --------------       -----------------
Oil  and  gas  properties               $ 104,075,000          $ 103,344,000
Office  furniture  and  fixtures            1,506,000              1,499,000
Building                                      217,000                217,000
Land                                          260,000                260,000
                                        -------------          -------------

Total  property  and  equipment           106,058,000            105,320,000

Accumulated depreciation, depletion,
  amortization and impairment reserve     (70,369,000)           (69,597,000)
                                        -------------          -------------

Property  and  equipment,  net          $  35,689,000          $  35,723,000
                                        =============          =============

                          GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


3.  OTHER  ASSETS

    Other  assets  consist  of  the  following:

                                           March 31, 2002    December 31, 2001
                                           --------------    -----------------
Plugging and abandonment escrow account
  on  the  WCBB  properties                $   2,335,000       $   2,272,000
CD's  securing  letter of credit                 200,000             200,000
Deposits                                         111,000             111,000
                                           -------------       -------------

                                           $   2,646,000       $   2,583,000
                                           =============       =============


4.   LONG-TERM  DEBT

     The building loan of $155,000 relates to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company's Louisiana headquarters. The building is 12,480 square feet with approximately 6,180 square feet of finished office area and 6,300 square feet of warehouse space. This building allows the Company to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

A  break  down  of  long-term  debt  is  as  follows:

                                           March 31, 2002    December 31, 2001
                                           --------------    -----------------
Note  payable                              $     770,000       $    1,100,000

Building  loan                                   155,000              163,000
                                           -------------       --------------

                                                 925,000            1,263,000

Less - current maturities of long term debt     (790,000)          (1,120,000)
                                           -------------       --------------
Debt  reflected  as  long  term            $     135,000       $      143,000
                                           =============       ==============

5.   NOTE  PAYABLE  -  RELATED  PARTY

     On March 29, 2002, the outstanding balance of the Company's note payable due to Gulfport Funding, LLC ("Gulfport Funding") along with all related accumulated interest on the note, were retired through Gulfport Funding's participation in the Company's Private Placement Offering as described in Note 9.

6.   CASTEX  BACK-IN

     Gulfport sold its interest in the Bayou Penchant, Bayou Pigeon, Deer Island and Golden Meadow fields to Castex Energy 1996 Limited Partnership effective April 1, 1998 subject to a 25% reversionary interest in the partnership after Castex had received 100% of the initial investment. Castex informed Gulfport that the investment had paid out effective September 1, 2001. In lieu of a 25% interest in the partnership, Gulfport elected to take a proportionately reduced 25% working interest in the properties. During March, 2002 the Company received

                          GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


approximately $220,000 from Castex which the Company believes consists of sales income for the period after payout net of operating expenses, although the Company has not received confirmation of such. As a result, this amount received has been included in the accompanying statement of income for the three months ended March 31, 2002 as "Other Income".

7.   EARNINGS  PER  SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                           For the Three Months Ended March 31,
                                            2002                        2001
                                -------------------------------------------------------
                                                      Per                          Per
                                 Income    Shares    Share   Income     Shares    Share
                                -------  ----------  -----  --------  ----------  -----
Basic:
  Income attributable
    to common  stock            $10,000  10,146,566  $0.00  $264,000  10,145,400  $0.03
                                                     =====                        =====

Effect of dilutive securities:
  Stock options                             346,749                -     323,499
                                -------  ----------         --------  ----------

Diluted:
  Income attributable to
    common stock, after
    assumed dilutions           $10,000  10,493,315  $0.00  $264,000  10,468,899  $0.03
                                =======  ==========  =====  ========  ==========  =====

     Common stock equivalents not included in the calculation of diluted earnings per share above consists of 1,163,195 warrants issued at the time of the Company's reorganization. Also not included in the calculation of 2002 diluted earnings per share are 108,625 warrants issued in connection with the Company's revolving line of credit with Gulfport Funding, which was retired during March 2002. These potential common shares were not considered in the calculation due to their anti-dilutive effect during the periods presented.

8.   COMMITMENTS

     Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March, 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties until abandonment obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of March 31, 2002, the plugging and abandonment trust totaled $2,335,000, including interest received during 2002 of approximately $8,000.

     During March 2002, Gulfport began to fulfill its yearly plugging commitment of 20 wells at WCBB for the twelve-month period ending March 31, 2002. As of the date of this filing, the plugging had been completed.

                          GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


9.   PRIVATE  PLACEMENT  OFFERING

     In March 2002, the Company commenced a Private Placement Offering of $10 million dollars consisting of 10,000 Units. Each Unit consists of (i) one (1) share of Cumulative Preferred Stock, Series A, of the Company (Preferred) and
(ii) a warrant to purchase up to 250 shares of common stock, par value $0.01 per share. Dividends accrue on the Preferred prior to the Mandatory Redemption Date (as defined below) at the rate of 12% per annum payable quarterly in cash or, at the option of the Company for a period not to exceed two (2) years from the Closing Date, payable in whole or in part in additional shares of the Preferred based on the Liquidation Preference (as defined below) of the Preferred at the rate of 15% per annum. No other dividends shall be declared or shall accrue on the Preferred. To the extent funds are legally available, the Company is obligated to declare and pay the dividends on the Preferred. The Warrants have a term of ten (10) years and an exercise price of $4.00. The Company is required to redeem the Preferred on the fifth anniversary of the first issuance and the Company may at its sole option, choose to redeem the Preferred at any time before the expiration of the five years. Accordingly, the Preferred issued in connection with this Offering is treated as redeemable stock in the accompanying balance sheet.

     Two-thirds of the Preferred Stockholders can affect any Company action, which would effect their preference position. The Preferred cannot be sold or transferred by its holders and the Company must use its best efforts to register with the Securities and Exchange Commission ("SEC") the common stock issued in connection with the exercise of the Warrants or, if possible, piggyback the issued common stock if the Company participates in a public offering with the SEC.

     The Offering was made available to stockholders and affiliates of the Company as of December 31, 2001 who were known to be accredited investors by the Company. Purchasers were able to participate up to their pro rata share of ownership in the Company as of December 31, 2001. The Offering's initial closing began March 29, 2002 and continued until April 15, 2002, with a total subscription of $9,289,000 or 9,288.84 units. Mike Liddell, the Company's Chief Executive Officer, shall have until September 30, 2002 to subscribe for his proportionate share of the Offering.

     On March 29, 2002, Gulfport Funding, LLC, participated in the Offering through a conversion of its $3.0 million dollar loan along with the accumulated interest due from the Company for 3,262.98 Units. Additionally, on March 29, 2002 entities controlled by the majority shareholder initially funded a share of the Preferred Offering in the amount of $2,738,000.

10.  DIVIDENDS  ON  SERIES  A  PREFERRED  STOCK

     As discussed in Note 9, the Company may, at its option, accrue additional shares of Preferred for the payment of dividends at a rate of 15% per annum rather than accrue cash dividends payable at a rate of 12% per annum during the initial two years following the closing date of its Offering. The Company has chosen to do such for the three-month period ended March 31, 2002 and has therefore accrued 5 additional shares payable as of that date related to the Preferred Stock Series A shares issued and outstanding during that time period.

11.  RECLASSIFICATIONS

     Certain reclassifications have been made to the 2001 financial statements presentation in order to conform to the 2002 financial statements presentation.

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

     The following discussion is intended to assist in an understanding of the Company's financial position as of March 31, 2002 and its results of operations for the three-month periods ended March 31, 2002 and 2001. The Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 2001 annual report on Form 10-K.

Overview

     Gulfport is an independent oil and gas exploration and production company with properties located in the Louisiana Gulf Coast. Gulfport has a market enterprise value of approximately $37.0 million dollars on May 9, 2002 and generated EBITDA of $0.9 million and $1.8 million dollars for the three months ended March 31, 2002 and March 31, 2001, respectively.

     The Company is currently consulting with its financial advisors to determine how to take advantage of the current markets whether through internal value creation or a capital markets transaction.

     As of January 1, 2002, the Company had in excess of 28.9 MMBOE proved reserves with a present value (discounted at 10%) of estimated future net reserves of $130 million dollars.

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

     The Company's operations are concentrated in two fields: West Cote Blanche Bay and the Hackberry Fields. In addition, during the first quarter of 2002, the Company backed in to a working interest in the Bayou Penchant, Bayou Pigeon, Deer Island and Golden Meadow fields operated by Castex Energy.

West  Cote  Blanche  Bay

     Background

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

     As of March 31, 2002, there have been 871 wells drilled at WCBB, and of these 38 are currently producing, 313 are shut-in and 5 are utilized as salt water disposal wells. The balance of the wells (or 515) have been plugged and abandoned.

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

     Gulfport has an ongoing plan to review and increase production from existing marginal and non-producing wells and has continued its ongoing program to modernize and service the existing production facilities at West Cote Blanche Bay. During the second quarter of 2001, the Company put two new gas compressors into full time service at the field replacing two outdated compressors. The new compressors increased efficiency and together with a new header valve Gulfport installed at one of the tank batteries reduced the Company's gas usage by 50%.

     During October 2001, Gulfport completed the yearly program to meet its plugging liability for the year ended March 31, 2001. The Company plugged 26 non-producing wells at West Cote Blanche Bay.

     Activity  for  the  Quarter  Ended  March  31,  2002

     During the first quarter of 2002, Gulfport performed two re-completions and one workover at the West Cote Blanche Bay Field. Some of this work commenced during the fourth quarter of 2001.

     In March 2002, Gulfport began work on the yearly 20 well plugging commitment at West Cote Blanche Bay. As of the date of this filing, the plugging had been completed.

     During March 2002, Gulfport's net current daily production in this field averaged 1,019 barrels of oil equivalent

     During April 2002, the Company commenced drilling the first well of an 8-10 well drilling program. The vast majority of the wells in this drilling program have multiple objectives with some of the target reserves classified as relatively low risk, proven undeveloped and other reserves classified as higher risk, higher potential and exploratory. Most of the subject wells are being drilled to intermediate depths of around 9,000 feet and are being steered with downhole motors in an attempt to encounter as many potential target formations as possible at their maximum structural position with a single wellbore. Gulfport also plans to drill a horizontal well in this program that will have a 500' lateral in a relatively shallow zone of unconsolidated sand. This well will use state of the art drilling and completion technology and should have significant oil production and limited water production. If this well is successful, the Company should be able to repeat the idea in over 100 other locations in the field. This drilling program also contains one relatively shallow exploratory well that is being drilled close to the Company's lease boundary in order to test the productive limits of the field.

Since the end of the first quarter of 2002, Gulfport has completed an additional six workovers, one re-completion and one capital maintenance project.

Hackberry  Fields

     Background

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

      The East Hackberry field was discovered in 1926 by Gulf Oil Company (now Chevron Corporation) by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 1999 was 111 million barrels of oil with casinghead gas production being 60 billion cubic feet of gas. There have been a total of 170 wells drilled on Gulfport's portion of the field with 17 having current daily production; 3 produce intermittently; 73 wells are shut-in and 4 wells have been converted to salt water disposal wells. The remaining 73 wells have been plugged and abandoned.

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

     During the 3rd quarter of 2001, Gulfport tested 22 shut-in wells on the State Lease 50 portion of East Hackberry Field to check the viability of putting these wells back into production. After the tests were completed the Company elected to reactivate seven of the 22 wells that were tested. To put the wells back on production certain parts of the field's infrastructure had to be repaired or replaced. Gulfport repaired the main gas lift supply line in order to reactivate a satellite tank battery at State Lease 50 and made other minor repairs to the battery. The Company also repaired and or replaced flow lines and gas lift lines to the seven wells that were restored to production.

     Gulfport's continued plan of development includes the testing of additional wells that are currently inactive, mostly in the southern portion of State Lease 50, which will also entail dredging. These additional tests should allow the Company to restore more wells to productive status in the near future.

     Activity  for  the  Quarter  Ended  March  31,  2002

     During the first quarter of 2002, Gulfport worked over one salt-water disposal well at the East Hackberry Field. The Company also commenced a four well plugging program on the State Lease 50 portion of East Hackberry and completed the work in the second quarter.

     Later during 2002, Gulfport plans to re-complete two wells at the State Lease 50 portion of the East Hackberry field.

     Total net production per day for both Hackberry fields was 209 barrels of oil equivalent for the three-month period ended March 31, 2002.

Castex  Back-In

     Gulfport sold its interest in the Bayou Penchant, Bayou Pigeon, Deer Island and Golden Meadow fields to Castex Energy 1996 Limited Partnership effective April 1, 1998 subject to a 25% reversionary interest in the partnership after Castex had received 100% of the initial investment. Castex informed Gulfport that the investment had paid out effective September 1, 2001. In lieu of a 25% interest in the partnership, Gulfport elected to take a proportionately reduced 25% working interest in the properties. During March, 2002 the Company received approximately $220,000 from Castex which the Company believes consists of sales income for the period after payout net of operating expenses, although the Company has not received confirmation of such. As a result, this amount received has been included in the accompanying statement of income for the three months ended March 31, 2002 as "Other Income".

     The following financial table recaps the Company's operating activity for the three-month periods ended March 31, 2002 as compared to the same periods in 2001.

FINANCIAL  DATA  (unaudited):

                                                        Three Months Ended
                                                             March 31,
                                                        2002          2001
                                                    -----------    -----------
     Revenues
       Gas Sales                                         61,000        134,000
       Oil and  condensates sales                     2,471,000      3,267,000
       Other income, net                                245,000        101,000
                                                    -----------    -----------
                                                      2,777,000      3,502,000
                                                    -----------    -----------

     Expenses
       Lease operating expenses                       1,255,000      1,602,000
       Production taxes                                 281,000        368,000
       General and administrative                       353,000        456,000
                                                    -----------    -----------
                                                      1,889,000      2,426,000
                                                    -----------    -----------

     EBITDA (1)                                         888,000      1,076,000

     Depreciation,  depletion
       and amortization                                 785,000        715,000
                                                    -----------    -----------

     Income before interest and taxes                   103,000        361,000
     Interest expense                                    93,000         97,000
                                                    -----------    -----------

     Income before taxes                                 10,000        264,000

     Income  tax  expense  (benefit):
       Current                                            4,000        106,000
       Deferred                                          (4,000)      (106,000)
                                                    -----------    -----------

     Net income                                          10,000        264,000
                                                    ===========    ===========

Per  share  data:
     Net income                                     $      0.00    $      0.03
                                                    ===========    ===========

     Weighted average common shares                  10,146,566     10,145,400
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

                              RESULTS OF OPERATIONS


Comparison  of  the  Three  Months  Ended  March  31,  2002  and  2001

     During the three months ended March 31, 2002, the Company reported net income of $10,000, a decrease from net income of $0.3 million for the corresponding period in 2001. This decrease is primarily due to the following factors:

     Oil and Gas Revenues. For the three months ended March 31, 2002, the Company reported oil and gas revenues of $2.5 million, a decrease from $3.4 million for the comparable period in 2001. This decrease was due principally to a 29% decrease in oil prices from $28.85 to $20.43 for the three months ended March 31, 2001 and 2002, respectively. The decrease in total revenues due to lower product prices was partially offset by an increase in production for the three months ended March 31, 2002 as compared to the same period in 2001. This increase in production was due to the new oil production generated from the Company's drilling program initiated during the first quarter of 2001.

     The following table summarizes the Company's oil and gas production and related pricing for the three months ended March 31, 2002 and 2001:

                                               Three  Months  Ended  March  31,
                                                       2002        2001
                                                       ----        ----
      Oil  production  volumes  (Mbbls)                  121         113
      Gas  production  volumes  (Mmcf)                    19          13
      Average  oil  price  (per  Bbl)                 $20.43      $28.85
      Average  gas  price  (per  Mcf)                  $3.15      $10.51

     Operating Expenses. Lease operating expenses decreased $0.3 million from $1.6 million for the three months ended March 31, 2001 to $1.3 million for the comparable period in 2002. This decrease was due primarily to a $.44 million decrease in gas lift costs for the three months ended March 31, 2002 as compared to the same period in 2001, which was partially offset by increases in various other operating costs. This decrease in gas lift costs was a result of lower prices paid for gas used for gas lift during the first quarter of 2002 as compared to the same period in 2001.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $.07 million from $.72 million for the three months ended March 31, 2001 to $.79 million for the comparable period in 2002. This increase was attributable primarily to an increase in production to 124 MBOE's for the three months ended March 31, 2002 as compared to 115 MBOE's for the same period in 2001.

     General and Administrative Expenses. General and administrative expenses decreased 23% from $.46 million for the three months ended March 31, 2001 to $.35 million for the comparable period in 2002. This decrease is due mainly to a general and administrative expense reimbursement of $.12 million by entities that have similar controlling interests as those controlling the Company. This administrative expense reimbursement began subsequent to the first quarter of 2001. However, only $18,000 of reimbursements related to the period ended March 31, 2001 were booked as a subsequent periods reduction of general and administrative expenses in 2001.

     Interest Expense. Interest expense decreased slightly from $.97 million for the three months ended March 31, 2001 to $.93 million for the comparable period in 2002. This decrease was primarily due to the settlement of the disputed amounts with Texaco in April 2001. Previously, the Company was accruing interest expense related to the unsettled and disputed amounts. This decrease was partially offset by an increase in average debt outstanding due to the loan from related party. See Note 5 to Financial Statements.

     Income Taxes. As of December 31, 2001, the Company had a net operating loss carryforward of approximately $83 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $47 million, which was fully reserved by a valuation allowance at that date.
Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $4,000 was provided for the three-month period ended March 31, 2002, which was fully offset by an equal income tax benefit due to operating loss carryforwards.

Capital  Expenditures,  Capital  Resources  and  Liquidity

      Net cash flow provided by operating activities for the three-month period ended March 31, 2002 was $.66 million, as compared to net cash flow provided of $5.8 million for the comparable period in 2001. This decrease was primarily due to a decrease in the Company's accounts payable as a result of the completion of the Company's drilling program initiated in January 2001 offset by the gain on the settlement of amounts previously in dispute with Texaco.

     Net cash used in investing activities during the three months ended March 31, 2002 was $.80 million as compared to $7.5 million used during the same period of 2001. This decrease was a result of the Company's drilling program it initiated and completed in 2001.

      Net cash provided in financing activities for the three months ended March 31, 2002 was $2.4 million as compared to net cash used of $.21 million during the same period of 2000. The increase is primarily a result of the initial proceeds received as a result of the Private Placement Offering initiated in March 2002. See Note 9 to the Financial Statements.

     Capital Expenditures. During the three months ended March 31, 2002, Gulfport invested $.73 million in oil and gas properties and other property and equipment as compared to $7.4 million invested during the comparable period in 2001. The $.73 million the Company spent in the first three months of 2002 was spent on workover activity on existing wells.

     During the three month period ended March 31, 2002, Gulfport financed its capital expenditures payment requirements with cash flows provided by operations, borrowings under the Company's credit facilities and borrowings from a related third party.

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

     On May 22, 2001, the Company entered in to a revolving line of credit agreement with Gulfport Funding, LLC, ("Gulfport Funding") which has ownership in common with the Company. Under the terms of the agreement, the Company may borrow up to $3,000,000, with borrowed amounts bearing interest at Bank of America Prime Rate plus four percent. All outstanding principal amounts along with accrued interest are due on February 22, 2002. At March 29, 2002, the Company had borrowed the $3,000,000 available under this line. As a result of the Private Placement Offering initiated in March 2002, this debt along with its accumulated interest was retired in exchange for shares of preferred stock and related detachable warrants.

     The Company has initiated discussions with Bank of Oklahoma and is attempting to put in place a larger and longer-term revolving credit facility. The Company cannot be sure however that it will be successful.

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

     To realize reserves and increase production, the Company must continue its exploratory drilling, undertake other replacement activities or utilize third parties to accomplish those activities. In the year 2002, Gulfport expects to undertake an intermediate drilling program. It is anticipated that these reserve development projects will be funded either through the use of cash flow from operations when available, funds received through its Preferred Stock Offering, interim bank financing or related third party financing, a long-term credit facility or by accessing the capital markets. The cash flow generated from these new projects will be used to make the Company's required principal payments on its debt with the remainder reinvested in the field to complete more capital projects.

COMMITMENTS

Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of March 31, 2002, the plugging and abandonment trust totaled $2,335,000. These funds are invested in a U.S. Treasury Money Market.

     During March 2002, Gulfport began to fulfill its yearly plugging commitment of 20 wells at WCBB for the twelve-month period ending March 31, 2002. As of the date of this filing, the plugging had been completed.

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

        Not  applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITES

        Not  applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

       On March 5, 2002, the holders of a majority of the outstanding shares of the Company's common stock executed a written consent electing five directors for the next year.

ITEM  5.  OTHER  INFORMATION

        None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

   2.1 Form 8-K filed on March 8, 2002 between registrant and Gulfport Funding, LLC.
  10.1 Credit Agreement dated June 28, 2000 between Registrant and Bank of Oklahoma filed March 31, 2001 (1)
  10.2    Stock Option Plan filed March 30, 2001 (1)
  10.3 Credit Agreement dated February 1, 2001 between Registrant and Bank of Oklahoma (1)
  10.4 Credit Agreement dated May 22, 2001 between Registrant and Gulfport Funding, LLC (1)
  10.5 Warrant Agreement dated May 22, 2001 between Registrant and Gulfport Funding, LLC (1)
  10.6 Promissory Note dated May 22, 2001 between Registrant and Gulfport Funding, LLC (1)
  10.7 Confidential Disclosure Statement Relating to Offer and Sale of Up to 10,000 Units dated March 29, 2002
--------------------------------------------------------------------------------
  (1) Previously filed as an exhibit to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GULFPORT  ENERGY  CORPORATION

Date:  May  14,  2002


                                       /s/Mike  Liddell
                                       -----------------------------------------
                                       Mike  Liddell
                                       Chief  Executive  Officer


                                       /s/Mike  Moore
                                       -----------------------------------------
                                       Mike  Moore
                                       Chief  Financial  Officer

                          Gulfport Energy Corporation

                        CONFIDENTIAL DISCLOSURE STATEMENT
                        Relating to its Offer and Sale of

                               Up to 10,000 Units

                            Each Unit Consisting of
  One Share of Cumulative Preferred Stock, Series A, par value $0.01 per share,
                                      And
 One Warrant to Purchase 250 Shares of Common Stock, par value $0.01 per share.

                       Purchase Price: $1,000.00 per Unit

                        Estimated Proceeds of $10,000,000

     PROSPECTIVE INVESTORS SHOULD REVIEW AND CONSIDER CAREFULLY THE DISCUSSION UNDER "SPECIAL CONSIDERATIONS AND RISK FACTORS" IN THIS CONFIDENTIAL DISCLOSURE STATEMENT OF GULFPORT ENERGY CORPORATION (THE "COMPANY") TOGETHER WITH THE INFORMATION SET FORTH IN THE PUBLICLY AVAILABLE DOCUMENTS REGARDING THE COMPANY LISTED IN THIS CONFIDENTIAL DISCLOSURE STATEMENT, WHICH INFORMATION IS INCORPORATED HEREIN BY REFERENCE.

     THE SECURITIES OFFERED HEREBY HAVE NOT BEEN APPROVED OR DISAPPROVED BY THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") OR ANY STATE SECURITIES COMMISSION. NEITHER THE COMMISSION NOR ANY STATE SECURITIES COMMISSION HAS PASSED UPON THE ACCURACY OR ADEQUACY OF THIS CONFIDENTIAL DISCLOSURE STATEMENT. ANY REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE. ANY BENEFITS NORMALLY ACCRUING TO INVESTORS BY REVIEW OF AN OFFERING BY THE COMMISSION WILL NOT BE AVAILABLE. THE SECURITIES OFFERED HEREBY ARE "RESTRICTED" SECURITIES UNDER FEDERAL AND STATE SECURITIES LAWS AND CANNOT BE TRANSFERRED OR RESOLD EXCEPT AS PERMITTED UNDER THE SECURITIES ACT of 1933, as amended, AND THE APPLICABLE STATE SECURITIES LAWS, PURSUANT TO REGISTRATION OR EXEMPTION THEREFROM.

     THIS CONFIDENTIAL DISCLOSURE STATEMENT DOES NOT CONSTITUTE AN OFFER TO SELL OR SOLICITATION OF AN OFFER TO BUY TO ANYONE OTHER THAN THE PROSPECTIVE INVESTOR NAMED BELOW, OR TO ANYONE IN ANY JURISDICTION IN WHICH SUCH AN OFFER OR SOLICITATION IS NOT AUTHO-RIZED. ANY REPRODUCTION OR DISTRIBUTION OF THIS CONFIDENTIAL DISCLOSURE STATEMENT, IN WHOLE OR IN PART, OR THE DIVULGENCE OF ANY OF ITS CONTENTS WITH-OUT THE PRIOR WRITTEN CONSENT OF THE COMPANY, IS PROHIB-ITED. BY ACCEPTING DELIVERY OF THIS CONFIDENTIAL DISCLOSURE STATEMENT, THE OFFEREE AGREES NOT TO TRANSFER IT AND TO RETURN IT AND ALL RELATED DOCU-MENTS TO THE COMPANY IF THE OFFEREE DOES NOT UNDERTAKE TO PURCHASE ANY OF THE SECURITIES OFFERED HEREBY. EACH PROSPECTIVE INVESTOR REMAINS BOUND BY THE TERMS AND CONDITIONS OF THE NON-DISCLOSURE AND RESTRICTED TRADING AGREEMENT BETWEEN THE COMPANY AND SUCH PROSPECTIVE INVESTOR, THE FORM OF WHICH IS ATTACHED HERETO AS EXHIBIT B.
                                   MARCH 2002
                                               Prospective Investor:____________
                                                                   No.:_________

     THIS OFFERING IS BEING MADE IN RELIANCE UPON AN EXEMPTION FROM REGISTRATION UNDER THE U.S. SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND THE REGULATIONS THEREUNDER FOR AN OFFER AND SALE OF SECURITIES THAT DOES NOT INVOLVE A PUBLIC OFFERING. THE SECURITIES OFFERED HEREBY MAY NOT BE TRANSFERRED, SOLD OR OTHERWISE DISPOSED OF, EXCEPT AS PERMITTED UNDER THE SECURITIES ACT AND APPLICABLE STATE SECURITIES LAWS PURSUANT TO REGISTRATION OR EXEMPTION THEREFROM AND EXCEPT AS PERMITTED UNDER THE TRANSACTION DOCUMENTS (AS DEFINED ON PAGE 3). EACH PROSPECTIVE INVESTOR SHOULD PROCEED ON THE ASSUMPTION THAT SUCH PROSPECTIVE INVESTOR MAY BE REQUIRED TO BEAR THE ECONOMIC RISK OF AN INVESTMENT IN THE SECURITIES OFFERED HEREBY FOR AN INDEFINITE PERIOD OF TIME. SEE "SPECIAL CONSIDERATIONS AND RISK FACTORS" AND "INVESTOR SUITABILITY REQUIREMENTS."

     IN MAKING AN INVESTMENT DECISION, INVESTORS MUST RELY ON THEIR OWN EXAMINATION OF THE COMPANY AND THE TERMS OF THIS OFFERING, INCLUDING THE MERITS AND RISKS INVOLVED. PROSPECTIVE INVESTORS SHOULD NOT CONSTRUE THE CONTENTS OF THIS CONFIDENTIAL DISCLOSURE STATEMENT, THE OTHER DOCUMENTS DELIVERED HEREWITH, OR ANY OTHER COMMUNICATION FROM THE COMPANY OR ANY REPRESENTATIVE THEREOF AS INVESTMENT OR LEGAL ADVICE. THIS CONFIDENTIAL DISCLOSURE STATEMENT AND THE OTHER DOCUMENTS DELIVERED HEREWITH, AS WELL AS THE NATURE OF AN INVESTMENT IN THE SECURITIES OFFERED HEREBY, SHOULD BE REVIEWED BY EACH PROSPECTIVE INVESTOR AND SUCH INVESTOR'S INVESTMENT, TAX, LEGAL, ACCOUNTING AND OTHER ADVISORS.

THIS INVESTMENT IS SUITABLE ONLY FOR INVESTORS OF SUBSTANTIAL MEANS WHO HAVE NO NEED OF LIQUIDITY IN THEIR INVESTMENT. SEE "INVESTOR SUITABILITY REQUIREMENTS." THE SECURITIES OFFERED HEREBY INVOLVE A HIGH DEGREE OF RISK. IN ADDITION, THERE IS NO PUBLIC OR OTHER MARKET FOR THE SECURITIES OFFERED HEREBY NOR IS THERE ANY ASSURANCE THAT A MARKET WILL DEVELOP. SEE "SPECIAL CONSIDERATIONS AND RISK FACTORS."
--------------------------------------------------------------------------------

In this Confidential Disclosure Statement, any references to "Company", "we", "our", and "us" refer to Gulfport Energy Corporation, a Delaware corporation and its predecessor.

                              AVAILABLE INFORMATION

     The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations promulgated thereunder and, in accordance therewith, files annual and quarterly reports, proxy/information statements and other information with the Securities and Exchange Commission (the "Commission"). Such reports, proxy/information statements and other information filed with the Commission may be inspected and copied at the public reference facilities maintained by the Commission, Room 1024, 450 Fifth Street, N.W., Judiciary Plaza, Washington, D.C. 20549, and at the offices of the Commission's New York Regional Office, 233 Broadway, New York, New York 10279, and the Chicago Regional Office, Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Copies of theses materials may be obtained from the Public Reference Section of the Commission, Room 1024, 450 Fifth Street N.W., Washington, D.C. 20549 at prescribed rates. In addition, the Commission maintains a Web site on the Internet that contains reports, proxy and information statements and other information regarding registrants, such as the Company, that file such reports, statements and information electronically with the Commission. The Commission's Web site address is http://www.sec.gov. The Company's Common Stock is listed for quotation on the NASD's Over-the-Counter Bulletin Board under the symbol "GPOR".

          The following publicly-available documents regarding the Company are incorporated by reference and made a part of this Confidential Information Statement, and shall be deemed to be delivered to the prospective investor listed on the first page of this Confidential Disclosure Statement in connection with the delivery of this Confidential Disclosure Statement (collectively, the "SEC Documents").

          1. Form  10-K  Annual  Report  for  the year ended December 31, 2000.
          2. Form  10-K  Annual  Report  for  the year ended December 31, 1999.
          3. Form  10-K  Annual  Report  for  the year ended December 31, 1998.
          4. Form 8-K dated March 12, 2002 relating to the Company's agreement with Gulfport Funding LLC.
          5. Form 10-Q Quarterly Report for the quarterly period ended September 30, 2001.
          6. DEF 14C - Information Statement on Schedule 14C dated December 16, 2001, in connection with the election of directors.
          7. Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001.
          8. Form 10-Q Quarterly Report for the quarterly period ended March 31, 2001.


     The Company expects to file its 10-K for the year ended December 31, 2001 on Monday April 1, 2002 (the "2001 10-K"). Copies of the 2001 10-K should be available either on the Commission's Web site set forth above or, alternatively, at http://www.freeedgar.com beginning on April 1, 2001. If you would like a copy of the 2001 10-K sent to you, please contact Lisa Holbrook, Esq. at the Company at (405) 848-8807 ext. 104. Upon filing, the 2001 10-K shall be deemed to be delivered to the prospective investor listed on the first page of this Confidential Disclosure Statement and, thereafter, shall be included in the defined term "SEC Documents".

This Confidential Information Statement contains summaries of certain provisions of the documents that will govern the purchase and sale of the Units (the "Transaction Documents"), forms of which are attached hereto as Exhibits C-F (see below).

The summaries do not purport to be complete and are qualified in their entirety by reference to the texts of the Transaction Documents. Copies of the documents that have been referred to in this Confidential Disclosure Statement (including, without limitation, the SEC Documents and the Transaction Documents) have either been provided to prospective investors as part of this Confidential Disclosure

Statement or are available from us upon request. Investors must not rely upon any representations or information other than as set forth in the SEC Documents, the Transaction Documents, this Confidential Information Statement and in any documents referred to herein available from us upon request.

     Attached  hereto  as  exhibits,  are  the  following  documents:

     Exhibit  A     Unaudited  Balance  Sheet, Income Statement and Statement of
                    Cash Flow for the Company  for  the  year ended December 31,
                    2001 (the "2001 Unaudited  Financials").
     Exhibit  B     Form of Non-Disclosure  and  Restricted  Trading  Agreement.
     Exhibit  C     Form  of  Securities  Purchase  Agreement.
     Exhibit  D     Form  of  Registration  Rights  Agreement.
     Exhibit  E     Form  of  Warrant.
     Exhibit  F     Certificate  of  Designations,  Preferences  and  Relative,
                    Participating,  Optional  and  Other  Special Rights of the
                    Company's Cumulative Preferred Stock, Series A,  par  value
                    $0.01  per  share,   and  Qualifications   Limitations  and
                    Restrictions  thereof.
     Exhibit  G     Investor  Qualifications

     The 2001 Unaudited Financials are incorporated by reference herein and deemed to form a part of this Confidential Disclosure Statement.

     Each prospective investor will be given an opportunity to ask questions of, and receive answers from, us and our officers and directors concerning the terms and conditions of this offering and to obtain any additional information, to the extent that we possess such information or can acquire it without unreasonable effort or expense, as necessary to verify the accuracy of the information contained in this Confidential Disclosure Statement. Questions regarding this Confidential Disclosure Statement or written requests for additional information should be directed to:

          GULPORT  ENERGY  CORPORATION
          6307  WATERFORD  BLVD.,  SUITE  100
          OKLAHOMA  CITY,  OKLAHOMA  73118
          ATTENTION:  LISA  HOLBROOK,   GENERAL  COUNSEL,   VICE  PRESIDENT  AND
          SECRETARY
          TELEPHONE:  (405)  848-8807  ext.  104

THE RECIPIENT, BY ACCEPTING DELIVERY OF THIS CONFIDENTIAL DISCLOSURE STATEMENT, AGREES TO OBSERVE THE CONFIDENTIAL NATURE OF THIS CONFIDENTIAL DISCLOSURE
STATEMENT, AND AGREES NOT TO DUPLICATE, REPRODUCE OR DISTRIBUTE THIS CONFIDENTIAL DISCLOSURE STATEMENT, EXCEPT TO HIS, HER OR ITS LEGAL COUNSEL, OTHER ADVISORS, OR DULY APPOINTED PURCHASER REPRESENTATIVE, IN EACH CASE ONLY TO THE EXTENT THAT SUCH THIRD PARTY AGREES TO BE BOUND BY THE TERMS OF THE NON-DISCLOSURE AND RESTRICTED TRADE AGREEMENT TO WHICH THE RECIPIENT IS BOUND. THE RECIPIENT WILL NOT USE OR DISCLOSE ANY OF THE INFORMATION CONTAINED HEREIN IN ANY FASHION OR MANNER DETRIMENTAL TO US. THE RECIPIENT AGREES TO RETURN THE CONFIDENTIAL DISCLOSURE STATEMENT AND ALL OTHER RELATED DOCUMENTS TO US IMMEDIATELY IF THE RECIPIENT DECIDES NOT TO INVEST IN THE SECURITIES OFFERED HEREBY.

                DISCLOSURE regarding FORWARD-LOOKING STATEMENTS

     This Confidential Disclosure Statement contains, and incorporates by reference, forward-looking statements and information relating to us, as well as our business and operations. We intend to identify forward-looking statements in this Confidential Disclosure Statement by using words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs as well as assumptions we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Our actual future results may differ significantly from the results discussed in the forward-looking statements in this Confidential Disclosure Statement. Some, but not all, of the factors that may cause this kind of difference include those which we discuss in the special considerations and risk factors included herein.

                                  The Offering

     The Company is hereby offering (the "Offering") for sale 10,000 Units (a "Unit"), each Unit consisting of (i) one (1) share of Cumulative Preferred Stock, Series A, par value $0.01 per share ("Series A Preferred Stock"), of the Company and (ii) a warrant (a "Warrant", together will all warrants sold in the Offering, the "Warrants") to purchase up to 250 shares (subject to adjustment upon certain events) of common stock, par value $0.01 per share ("Common Stock"), of the Company, each as described in more detail in the summary of principal terms included in this Confidential Disclosure Statement in Schedule I hereto (the "Summary of Principal Terms"). NOTE - The Summary of Principal Terms is qualified in its entirely by reference to the Transaction Documents. The purchase price is $1,000 per Unit.

     The Units are being offered to certain stockholders of the Company which are "accredited investors" as that term is defined in Rule 501(a) of Regulation D promulgated by the Commission. Each offeree of Units shall be entitled to purchase up to a percentage of the Units offered hereby equal to such offeree's beneficial ownership percentage of the Company's Common Stock as of December 31, 2001, subject to possible increase at the Company's sole discretion. Attached hereto as Exhibit G are the Investor Qualifications to be met by each investor who purchases Units.

     Investors who purchase Units must execute and deliver a Securities Purchase Agreement and Registration Rights Agreement, substantially in the forms attached hereto as Exhibit C and Exhibit D, respectively. The Securities Purchase Agreement sets forth, among other matters, certain representations and warranties which will be made by us and the investors who purchase Units.

     EACH OFFEREE SHOULD READ AND EVALUATE THE TRANSACTION DOCUMENTS (INCLUDING WITHOUT LIMITATION THE SECURITIES PURCHASE AGREEMENT AND THE REGISTRATION RIGHTS AGREEMENT) CAREFULLY WHEN DETERMINING WHETHER TO INVEST IN THE UNITS OFFERED HEREBY.

     The Offering will terminate on April 15, 2002 (the "Offer Termination Date"); provided, however, that Mike Liddell, our Chief Executive Officer shall have the right to purchase up to 746.208 Units (the "Liddell Units") on or prior to September 30, 2002. There will be an initial closing of the Offering on March 29, 2002. Any Units offered by the Company (other than the Liddell Units) but not sold on or prior to the Offer Termination Date, shall be purchased by Gulfport Funding LLC, a Delaware limited liability company ("Gulfport Funding") on the Offer Termination Date. Gulfport Funding is affiliated with Chuck Davidson and Wexford Capital, LLC, each of which is in turn affiliated with the Company.

     The Units are being offered and sold to investors by the Company directly and not through a placement agent.

THIS CONFIDENTIAL DISCLOSURE STATEMENT IS THE EXCLUSIVE OFFERING DOCUMENT RELATING TO THE OFFERING. PROSPECTIVE INVESTORS SHOULD NOT RELY ON ANY
INFORMATION NOT CONTAINED IN THIS CONFIDENTIAL DISCLOSURE STATEMENT OR INCORPORATED HEREIN BY REFERENCE.

                                USE OF PROCEEDS

     The  cash  proceeds  to  us  from  the  sale of the Units offered hereby is expected  to  be  approximately  $6.75  million  (including  sale of the Liddell
Units). The Company has agreed to sell approximately 3,252 of the Units to Gulfport Funding, in consideration of the surrender by Gulfport Funding of a promissory note dated May 22, 2001 in the principal amount of $3.0 million (the "Gulfport Funding Note") and cancellation of accrued and unpaid interest thereon of approximately $252,000. We intend to use the cash proceeds of this Offering of approximately $6.75 million to finance our drilling and exploration operations in West Cote Blanche Bay, Louisiana through the drilling of approximately 10 additional wells on the property and for general corporate purposes.

                                  THE COMPANY

     Prospective investors are directed to the Company's SEC Documents for a description of the Company's properties (including West Cote Blanche Bay) and operations. Set forth below is certain supplemental information concerning the Company, its current and contemplated operations and certain financing plans, for consideration by a prospective investor in determining whether to invest in the Units.

     Agreement with Gulfport Funding. On May 22, 2001, the Company entered into a revolving line of credit agreement with Gulfport Funding, which is wholly-owned by one of the Company's stockholders. Under the terms of the agreement, the Company has borrowed $3 million with interest accruing thereon at Bank of America Prime Rate plus 4%, evidenced by the Gulfport Funding Note. All outstanding principal amounts together with accrued interest thereon became due on February 22, 2002. On March 8, 2001, the Company entered into a letter agreement (the "Gulfport Funding Agreement") with Gulfport Funding pursuant to which, among other things, the Company agreed to offer and sell the Units offered hereby to certain of its stockholders and Gulfport Funding agreed to purchase such of the Units offered by the Company not otherwise sold to such offerees on the terms set forth in the Summary of Principal Terms attached hereto as Schedule I. In connection therewith, the Company agreed to accept surrender of the Gulfport Funding Note to the Company for cancellation and cancellation of the accrued and unpaid interest thereon, in partial payment for the Units to be purchased by Gulfport Funding. A summary of the Gulfport Funding Agreement is provided in the Company's report on Form 8-K filed with the Commission on March 12, 2002, a copy of which is available from the Company upon request.

     Contemplated Debt Offering. The Company has retained Jefferries & Company, Inc. to conduct a senior secured notes offering in an amount currently expected to be $25 million. If the note offering is completed the Company's debt will be increased to approximately $26 million. While no assurances can be made that the note offering will be completed, we currently anticipate completion of the offering in the second quarter of 2002. We currently contemplate that the net proceeds from the note offering would be used primarily to finance additional exploration and development operations in West Cote Blanche Bay and to shoot 3-D seismic at East Hackberry.

     Current Exploration and Exploitation Plans. The Company has identified 170 developmental wells and 36 workovers to be completed at West Cote Blanche Bay. The Company currently has plans to drill eight developmental wells, one horizontal well and one shallow exploratory well. The Company hopes that the cash flow generated from this drilling program will allow the Company to contract a drilling rig continuously for one year.

                    SPECIAL CONSIDERATIONS AND RISK FACTORS

     You should carefully consider the following matters, as well as the other information contained in this Confidential Disclosure Statement, before making an investment decision. Information contained in this Confidential Disclosure Statement contains "forward-looking statements," which are qualified by the information contained in the section of this Confidential Disclosure Statement entitled "Disclosure Regarding Forward-Looking Statements." If any of the risks described below materialize, our ability to satisfy our obligations to the holders of the Series A Preferred Stock and the trading price of our Common
Stock  could  be  adversely  affected.

        Considerations and Risks Relating to Our Business and the Company

Oil  and  natural  gas  prices  are  volatile.

     Fluctuations in the prices of oil and natural gas will affect many aspects of our business, including:

     -     our  revenues,  cash  flows  and  earnings;
     -     our  ability  to  attract  capital  to  finance  our  operations;
     -     our  cost  of  capital;
     - the amount we are allowed to borrow under our senior credit facilities; and
     -     the  value  of  our  oil  and  natural  gas  properties.

     Both oil and natural gas prices are extremely volatile. Oil prices are determined by international supply and demand. Political developments, compliance or non-compliance with self-imposed quotas, or agreements between members of the Organization of Petroleum Exporting Countries can affect world oil supply and prices. Any material decline in prices could result in a reduction of our net production revenue and overall value. The economics of producing from some wells could change as a result of lower prices. As a result, we could elect not to produce from certain wells. Any material decline in prices could also result in a reduction in our oil and natural gas acquisition and development activities.

We are in technical breach of our obligations to Texaco as a result of which Texaco has the right to take control of our revenue from the West Cote Blanche Bay

     In connection with the Company's acquisition from Texaco Exploration and Production, Inc. ("Texaco") of its West Cote Blanche Bay properties, the Company, among other things, agreed to plug a minimum of 20 wells per year for 20 years to be completed by March 17 of each year. The Company has engaged a local contractor to plug the twenty wells for the 2001 commitment that was due by March 17, 2002. However, due to equipment and crew unavailability the contractor has not completed the plugging of the wells. It is anticipated that the plugging program due to have been completed by March 17, 2002 will be completed by mid-April 2002. Texaco has not declared the Company in default for not meeting the March 17, 2002 deadline. The Company does not anticipate that the tardiness in fulfilling this commitment will have a material adverse effect on the Company.

You should not unduly rely on reserve information because reserve information represents estimates.

     Estimates of oil and natural gas reserves involve a great deal of uncertainty, because they depend in large part upon the reliability of available geologic and engineering data, which is inherently imprecise. Geologic and engineering data are used to determine the probability that a reservoir of oil and natural gas exists at a particular location, and whether oil and natural gas are recoverable from a reservoir. Recoverability is ultimately subject to the accuracy of data regarding, among other factors:

     -     geological  characteristics  of  the  reservoir  structure;
     -     reservoir  fluid  properties;
     -     the  size  and  boundaries  of  the  drainage  area;  and
     -     reservoir  pressure and  the anticipated  rate of pressure depletion.

     The evaluation of these and other factors is based upon available seismic data, computer modeling, well tests and information obtained from production of oil and natural gas from adjacent or similar properties, but the probability of the existence and recoverability of reserves is less than 100% and actual recoveries of proved reserves usually differ from estimates, in some instances significantly.

     Estimates of oil and natural gas reserves also require numerous assumptions relating to operating conditions and economic factors, including, among others:

     -  the  price  at  which  recovered  oil  and  natural  gas  can  be  sold;
     -  the  costs  associated  with  recovering  oil  and  natural  gas;
     - the prevailing environmental conditions associated with drilling and production sites;
     -  the  availability  of  enhanced  recovery  techniques;
     -  the  ability  to  transport  oil  and   natural  gas  to   markets;  and
     - governmental and other regulatory factors, such as taxes and environmental laws.

     A change in any one or more of these factors could result in known quantities of oil and natural gas previously estimated as proved reserves becoming unrecoverable. For example, a decline in the market price of oil or natural gas to an amount that is less than the cost of recovery of such oil and natural gas in a particular location could make production thereof commercially impracticable. Each of these factors, by having an impact on the cost of recovery and the rate of production, will also affect the present value of future net cash flows from estimated reserves.

     In addition, estimates of reserves and future net cash flows expected from them prepared by different independent engineers or by the same engineers at different times may vary substantially.

     In addition, in accordance with GAAP, we could be required to write down the carrying value of our oil and natural gas properties if oil and natural gas prices become depressed for even a short period of time, or if there are substantial downward revisions to our quantities of proved reserves. A write down would result in a charge to earnings and a reduction of stockholders' equity.

We  might  be  unable  to  replace  reserves  that  we  have  produced.

     Our future success depends upon our ability to find, develop and acquire additional oil and gas reserves that are economically recoverable. Without successful exploration, exploitation or acquisition activities, our reserves, revenues and cash flow may decline. We cannot assure you that we will be able to find and develop or acquire additional reserves at an acceptable cost.

We might not be able to develop our reserves or make acquisitions if we are unable to generate sufficient cash flow or raise capital.

     We will be required to make substantial capital expenditures to develop our existing reserves and to discover new oil and gas reserves. Historically, we have financed these expenditures primarily with cash from operations, proceeds from bank borrowings and proceeds from the sale of debt and equity securities. We cannot assure you that we will be able to generate sufficient cash flow or raise capital in the future. We also make offers to acquire oil and gas properties in the ordinary course of our business. If these offers are accepted, our capital needs may increase substantially.

Information in this Confidential Disclosure Statement regarding our future exploitation and exploration projects reflects our current intent and is subject to change.

     We describe our current exploitation and exploration plans in this Confidential Disclosure Statement. Whether we ultimately undertake an exploitation or exploration project will depend on the following factors:

     -  availability  and  cost  of  capital;

     -  current  and  projected  oil  or  gas  prices;
     - the costs and availability of drilling rigs and other equipment supplies and personnel necessary to conduct these operations;
     -  success  or  failure  of  activities  in  similar  areas;
     -  changes  in  the  estimates  of  the  costs  to  complete  the  project.

     We will continue to gather data about our projects and it is possible that additional information will cause us to alter our schedule or determine that a project should not be pursued at all. You should understand that our plans regarding our projects might change.

Drilling  activities  are  subject  to  many  risks.

     Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. We cannot assure you that new wells we drill will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas could involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce enough net revenue to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations cold be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including:

     -  adverse  weather  conditions;
     -  compliance  with  governmental  requirements;  and
     -  shortages  or  delays  in  the  delivery  of  equipment  and  services.

Our  operations  are  affected  by  operating  hazards  and  uninsured  risks.

     There are many operating hazards in exploring for and producing oil and natural gas, including:

     - our drilling operations could encounter unexpected formations or pressures that could cause damage to equipment or personal injury;
     - we could experience blowouts, accidents, oil spills, fires or other damage to a well that could require us to redrill it or take other corrective action;
     -  we could experience equipment failure that curtails or stops production;
     - our drilling and production operations, such as trucking of oil, are often interrupted by bad weather; and
     - we could be unable to access our properties or conduct our operations due to surface conditions.

     Any of these events could result in damage to or destruction of oil and natural gas wells, production facilities or other property, or injury to persons. In addition, any of the above events could result in environmental damage or personal injury for which we will be liable.

     We cannot assure you that we will be able to maintain adequate insurance at rates we consider reasonable to cover our possible losses from operating hazards. The occurrence of a significant event not fully insured or indemnified against could seriously harm our financial condition and operating results. Furthermore, we cannot assure you of the continued availability of insurance or its availability at commercially acceptable prices.

Complying with environmental and other government regulations could be costly and could negatively impact our production.

     Our operations are governed by numerous laws and regulations at the state and federal level. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. The laws and regulations may, among other potential consequences:

     -  require  that  we  acquire  permits  before  commencing  drilling;
     - restrict the substances that can be released into the environment in connection with drilling and production activities;
     - limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas;
     - require the reclamation measures to mitigate pollution from former operations, such as plugging abandoned wells and remediating contaminated soil and groundwater; and
     - require remedial measures be taken with respect to property designated as a contaminated site, for which we are a responsible person.

     Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We maintain limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

     Although we currently believe that the costs of complying with environmental laws and regulations will not have a material adverse effect on our financial condition or results of operations, we cannot assure you that the costs of complying with environmental laws and regulations in the future will not have that kind of effect. Furthermore, future changes in environmental laws and regulations could result in materially increased costs for us, and changes could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

Factors  beyond  our  control  affect  our  ability  to  market  production.

     Our ability to market oil and gas from our wells depends upon numerous factors beyond our control. These factors include:

     -  the  availability  of  capacity  to  refine  oil;
     -  the  availability  of  natural  gas  processing  capacity;
     -  the  availability  of  pipeline  capacity;
     -  the  supply  of  and  demand  for  oil  and  natural  gas;
     -  the  availability  of  alternative  fuel  sources;
     -  the  effects  of  inclement  weather;
     -  federal  and  state  regulation  of  oil  and  natural  gas  marketing.

     Because of these factors, we could be unable to market all of the oil or gas we produce. In addition, we could be unable to obtain favorable prices for the oil and gas we produce.

Essential  equipment  might  not  be  available.

     Oil and natural gas exploration and development activities depend upon the availability of drilling and related equipment in the particular areas where those activities will be conducted. Demand for that equipment or access restrictions may affect the availability of that equipment to us and delay our exploration and development activities. Our breach of plugging obligations to Texaco is attributable, in part, to the lack of availability of essential equipment to perform such operations on a timely basis.

We  operate  in  a  highly  competitive  industry.

     The oil and natural gas industry is highly competitive. Our competitors include companies that have significantly greater financial and personnel resources than we do. Our ability to acquire additional properties and to discover reserves in the future depends upon our ability to evaluate and select suitable properties and to complete transactions in a highly competitive environment.

We  depend  upon  key  personnel.

     We rely upon key employees and their expertise. If we lose any of our key technical employees or executive officers, our operations could suffer.


                          Risks Relating to the Units

We are in the process of raising approximately $25 million in debt financing which could be issued within a short time after the completion of this Offering. Our increased debt level could limit flexibility in obtaining additional financing and in pursuing business opportunities.

     As of March 26, 2002, we have approximately $880,000 of senior debt, represented primarily by our credit facility with Bank of Oklahoma which becomes due on October 1, 2002. The Company has retained Jefferies & Company, Inc., an investment bank, to conduct an offering of $25 million dollars of senior notes. If that offering is completed the Company's debt will be increased to $25.9 million.

     Our debt level will have important effects on our future obligations, including:

     - a portion of our cash flow could be used to pay interest and principal on our debt and would not be available for other purposes;
     - our ability to obtain additional financing for capital expenditures and other purposes may be limited.

     In addition, our ability to make scheduled payments (including, without limitation, dividend and mandatory redemption payments in respect of the Series A Preferred Stock) or to refinance our obligations on debt will depend upon our financial and operating performance, which, in turn, depends upon prevailing industry specific and general economic conditions that are beyond our control. If our cash flow and capital resources are insufficient to fund our debt service obligations, we might be forced to:

     -  reduce  and/or  delay  scheduled  capital  expenditures;
     -  sell  material  assets  or  operations;
     -  obtain  additional  capital;  or
     -  restructure  our  debt.

     We cannot assure you that our operating performance, cash flow and capital resources will be sufficient to repay our debt in the future or meet our dividend payment and redemption obligations in respect of the Series A Preferred Stock. If we are required to dispose of material assets or restructure our debt to meet our debt service and other obligations, we cannot assure you about the terms of any transaction or how soon any transaction could be completed.

     If we borrow more money, the related risks described above could be significantly increased. If we become insolvent or are liquidated, payment under our debt instruments would be accelerated, and debtholders of the Company will be entitled to exercise the remedies available under applicable law and will have a claim on our assets before the holders of our equity securities (including the Series A Preferred Stock and Warrants). We can not be sure the liquidation value of our assets would be sufficient to repay in full the obligations under the Series A Preferred Stock.

There will not be a liquid market for resale of the Units and any resale of the Units will require the prior written consent of the Company.

     We have not registered the Units, the Series A Preferred Stock or the Warrants under the Securities Act or any state securities laws. Until we register such securities, they may not be offered or sold except under an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. In addition, pursuant to the Securities Purchase Agreement under which the Units are to be purchased and sold, the Units will not be transferable, in whole or in part, without the prior written consent of the Company, which may be given or withheld in the Company's sole discretion. We have agreed to use our best efforts, in certain limited circumstances, to register the shares of Common Stock issuable upon exercise of the Warrants under a shelf registration statement. See "Restrictions on Resale."


                             Restrictions on Resale

     Pursuant to the Securities Purchase Agreement pursuant to which the Units will be sold (the form of which is attached as Exhibit B), the Units will not be transferable, in whole or in part, without the prior written consent of the Company, which may be given or withheld in the Company's sole discretion. In addition, upon consummation of this Offering, all of the Units, Series A Preferred Stock and the Warrants sold in this Offering will be deemed "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act, and may not be resold, except pursuant to registration under the Securities Act or an exemption from registration, including an exemption afforded by Rule 144, when such exemption becomes available. At the present time, Rule 144 would not be available to holders of Units, Series A Preferred Stock or Warrants due to the holding period required by Rule 144, the absence of a public trading market for the Units, the Series A Preferred Stock or the Warrants. We cannot make any representations or give any assurances as to the future availability of a public market for the Units, Series A Preferred Stock or the Warrants or the availability of Rule 144 to holders of restricted securities. Therefore, an investor may be required to hold Units for an indefinite period of time.

                        INVESTOR SUITABILITY REQUIREMENTS

     We are offering the Units in reliance upon certain exemptions from the registration and qualification requirements of federal and state securities laws. We have established certain standards that must be met by persons who wish to purchase the Units. All prospective investors must be capable of evaluating the merits and risks of their investment and have a net worth or income level sufficient to withstand a loss of their entire investment. Those persons who wish to invest in the Units must meet all applicable criteria set forth in Exhibit G attached hereto.


Restrictive Legend - Investor RepresentationsRestrictive Legend - Investor Representations

Each of the shares of Series A Preferred Stock and certificates representing the Warrants will be imprinted with a conspicuous legend stating that the securities have not been registered under the Securities Act or qualified under the securities laws of any state of the United States or other jurisdictions and summarizing appropriate restrictions on transfer and sale.

The Securities Purchase Agreement accompanying this Confidential Disclosure Statement contains representations and agreements on the part of investors regarding (i) a prohibition on the sale or transfer of the Units (including the Series A Preferred Stock and the Warrants) without the prior written consent of the Company, in its sole discretion, and without registration and qualification under the Securities Act, qualification under the securities laws of any state of the United States and foreign securities laws or available exemptions therefrom and (ii) appropriate restrictions on transfer and sale.

The legend appearing on any certificate representing shares of Series A Preferred Stock or Warrants will be substantially in the following form:

"The securities evidenced hereby have not been registered under Federal or applicable state securities laws and instead are being issued pursuant to exemptions contained in said laws. The securities represented by this certificate may not be transferred unless (1) a registration statement with respect to such securities shall be effective under the Securities Act of 1933 (the "Securities Act") or (2) GULFPORT ENERGY CORPORATION (the "Company") shall have received an opinion of counsel reasonably satisfactory to it that no violation of THE SECURITIES act or similar state acts will be involved in such transfer; provided that in the event such securities are transferred pursuant to Rule 144, or any successor rule, under the Securities Act, no such opinion shall be required unless requested in writing by the transfer agent of such securities. The securities evidenced hereby are SUBJECT TO THE TERMS OF A certain securities purchase agreement by and among the Company and certain Stockholders identified therein, providing for certain restrictions on transfer, including a requirement for the prior written consent of the Company. A COPY OF SUCH SECURITIES PURCHASE AGREEMENT MAY BE OBTAINED UPON WRITTEN REQUEST TO THE COMPANY."

                                    LEGENDS

NASAA  UNIFORM  LEGEND:

     IN MAKING AN INVESTMENT DECISION INVESTORS MUST RELY ON THEIR OWN EXAMINATION OF THE ISSUER AND THE TERMS OF THE OFFERING, INCLUDING THE MERITS AND RISKS INVOLVED. THESE SECURITIES HAVE NOT BEEN RECOMMENDED BY ANY FEDERAL OR STATE SECURITIES COMMISSION OR REGULATORY AUTHORITY. FURTHERMORE, THE FOREGOING AUTHORITIES HAVE NOT CONFIRMED THE ACCURACY OR DETERMINED THE ADEQUACY OF THIS DOCUMENT. ANY REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE. THESE SECURITIES ARE SUBJECT TO RESTRICTIONS ON TRANSFERABILITY AND RESALE AND MAY NOT BE TRANSFERRED OR RESOLD EXCEPT AS PERMITTED UNDER THE SECURITIES ACT AND THE APPLICABLE STATE SECURITIES LAWS, PURSUANT TO REGISTRATION OR EXEMPTION THEREFROM. INVESTORS SHOULD BE AWARE THAT THEY MAY BE REQUIRED TO BEAR THE FINANCIAL RISKS OF THIS INVESTMENT FOR AN INDEFINITE PERIOD OF TIME.

FOR  RESIDENTS  OF  CALIFORNIA:

     THE COMMISSIONER OF CORPORATIONS OF THE STATE OF CALIFORNIA DOES NOT RECOMMEND OR ENDORSE THE PURCHASE OF THESE SECURITIES. IT IS UNLAWFUL TO CONSUMMATE A SALE OR TRANSFER OF THE SECURITIES OR ANY INTEREST THEREIN OR TO RECEIVE ANY CONSIDERATION THEREFOR WITHOUT THE PRIOR CONSENT OF THE COMMISSIONER OF CORPORATIONS OF THE STATE OF CALIFORNIA EXCEPT AS PERMITTED IN THE COMMISSIONER'S RULES.

THE SALE OF THE SECURITIES OFFERED HEREBY HAS NOT BEEN QUALIFIED WITH THE COMMISSIONER OF CORPORATIONS OF THE STATE OF CALIFORNIA, AND THE ISSUANCE OF
SUCH SECURITIES OR THE PAYMENT OR RECEIPT OF ANY PART OF THE CONSIDERATION THEREFOR PRIOR TO SUCH QUALIFICATION IS UNLAWFUL, UNLESS THE SALE OF SECURITIES IS EXEMPT FROM QUALIFICATION BY SECTIONS 25100, 25102, OR 25105 OF THE CALIFORNIA CORPORATIONS CODE.

FOR  RESIDENTS  OF  CONNECTICUT:

     THE SECURITIES OFFERED HEREBY ARE OFFERED PURSUANT TO A CLAIM OF EXEMPTION AND HAVE NOT BEEN REGISTERED UNDER SECTION 36-485 OF THE CONNECTICUT UNIFORM SECURITIES ACT. THE SECURITIES OFFERED HEREBY CANNOT, THEREFORE, BE RESOLD OR TRANSFERRED UNLESS THEY ARE REGISTERED UNDER THAT ACT OR UNLESS AN EXEMPTION FROM REGISTRATION IS AVAILABLE.

FOR  RESIDENTS  OF  FLORIDA:

     PURSUANT TO SECTION 517.061(11)(a)(5) OF THE FLORIDA SECURITIES ACT, FLORIDA INVESTORS HAVE A RIGHT TO RESCIND THEIR SUBSCRIPTIONS WITHIN THREE BUSINESS DAYS AFTER THE DELIVERY OF ANY CONSIDERATION FOR THE SECURITIES. YOUR WITHDRAWAL WILL BE WITHOUT ANY FURTHER LIABILITY TO YOU. TO ACCOMPLISH SUCH WITHDRAWAL, YOU NEED ONLY TELEPHONE OR SEND A TELEGRAM (WITHIN SUCH TIME PERIOD) TO THE OFFICES OF THE COMPANY AT THE ADDRESS SET FORTH IN THIS CONFIDENTIAL DISCLOSURE STATEMENT, ATTENTION: Lisa Holdbrook. SHOULD YOU MAKE THIS REQUEST ORALLY, YOU MUST ALSO SEND A TELEGRAM CONFIRMING YOUR REQUEST.

     THE FLORIDA DEPARTMENT OF BANKING AND FINANCE HAS NOT REVIEWED THE OFFERING OR THE CONFIDENTIAL DISCLOSURE STATEMENT AND THE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE FLORIDA SECURITIES ACT. UNLESS THESE SECURITIES ARE
REGISTERED,  THEY  MAY  NOT  BE  SOLD  OR  TRANSFERRED  IN  FLORIDA, EXCEPT IN A
TRANSACTION  THAT  IS  EXEMPT  UNDER  SAID  ACT.

FOR  RESIDENTS  OF  NEW  YORK:

     THIS CONFIDENTIAL DISCLOSURE STATEMENT HAS NOT BEEN REVIEWED BY THE ATTORNEY GENERAL OF THE STATE OF NEW YORK PRIOR TO ITS ISSUANCE AND USE. THE
ATTORNEY GENERAL OF THE STATE OF NEW YORK HAS NOT PASSED ON OR ENDORSED THE MERITS OF THIS OFFERING. ANY REPRESENTATION TO THE CONTRARY IS UNLAWFUL.

FOR  RESIDENTS  OF  ALL  STATES:

     THE SECURITIES OFFERED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF CERTAIN STATES AND ARE BEING OFFERED AND SOLD IN RELIANCE ON EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF SAID ACT AND SUCH LAWS. THE SECURITIES ARE SUBJECT IN VARIOUS STATES TO RESTRICTIONS ON TRANSFERABILITY AND RESALE AND MAY NOT BE TRANSFERRED OR RESOLD EXCEPT AS PERMITTED UNDER SAID ACT AND SUCH LAWS PURSUANT TO REGISTRATION OR EXEMPTION THEREFROM. THE SECURITIES OFFERED HEREBY HAVE NOT BEEN APPROVED OR DISAPPROVED BY THE SECURITIES AND EXCHANGE COMMISSION, ANY STATE SECURITIES COMMISSION OR OTHER REGULATORY AUTHORITY, NOR HAVE ANY OF THE FOREGOING AUTHORITIES PASSED UPON OR ENDORSED THE MERITS OF THIS OFFERING OR THE ACCURACY OF ADEQUACY OF THE CONFIDENTIAL DISCLOSURE STATEMENT. ANY REPRESENTATION TO THE CONTRARY IS UNLAWFUL.

FOR  FOREIGN  INVESTORS:

     THE SECURITIES OFFERED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OR THE SECURITIES LAWS OF ANY OTHER JURISDICTION AND ARE BEING OFFERED AND SOLD IN RELIANCE ON EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF SAID ACT AND SUCH LAWS. THE SECURITIES ARE SUBJECT IN VARIOUS JURISDICTIONS TO RESTRICTIONS ON TRANSFERABILITY AND RESALE AND MAY NOT BE TRANSFERRED OR RESOLD EXCEPT AS PERMITTED UNDER SAID ACT AND SUCH LAWS PURSUANT TO REGISTRATION OR EXEMPTION THEREFROM. THE SECURITIES OFFERED HEREBY HAVE NOT BEEN APPROVED OR DISAPPROVED BY THE SECURITIES AND EXCHANGE COMMISSION, OR ANY OTHER SECURITIES COMMISSION OR REGULATORY AUTHORITY, NOR HAVE ANY OF THE FOREGOING AUTHORITIES PASSED UPON OR ENDORSED THE MERITS OF THIS OFFERING OR THE ACCURACY OF ADEQUACY OF THE CONFIDENTIAL PRIVATE OFFERING CONFIDENTIAL DISCLOSURE STATEMENT. ANY REPRESENTATION TO THE CONTRARY IS UNLAWFUL.

     PROSPECTIVE INVESTORS WILL BE REQUIRED TO REPRESENT THAT THEY ARE NOT U.S. PERSONS AND ARE NOT ACQUIRING THE SECURITIES FOR THE ACCOUNT OR BENEFIT OF A U.S. PERSON.

     No person has been authorized to give any information or to make any representation other than those contained in this Confidential Disclosure Statement in connection with this offering of the units. If information or representations other than those contained in this Confidential Disclosure Statement are given or made you must not rely on it as if we authorized it.

Neither the delivery of this Confidential Disclosure Statement nor any sale made hereunder shall, under any circumstances, create an implication that the information contained or incorporated by reference herein is correct as of any time subsequent to its date or that there has been no change in our affairs since such date. This Confidential Disclosure Statement does not constitute an offer to sell or a solicitation of an offer to buy any securities offered hereby in any jurisdiction in which such offer or solicitation is not permitted, or to anyone whom it is unlawful to make such offer or solicitation. The information in this cconfidential disclosure statement is not complete and may be changed.

                        ADDITIONAL NOTICES TO INVESTORS

     This Confidential Disclosure Statement has been prepared in connection with the private offering to accredited investors, as defined in Rule 501(a) under the Securities Act of units comprised oF SHARES OF series a preferred stock and warrants of THE COMPANY. Each investor will be required to execute and deliver a securities purchase agreement and registration rights agreement in order to make an investment. If any of the terms, conditions, or other provisions of such agreements are inconsistent with, or contrary to, the descriptions or terms in this Confidential Disclosure Statement, such agreements shall govern and control. This Confidential Disclosure Statement AND ITS CONTENTS, EXHIBITS, SCHEDULES, AMENDMENTS, AND SUPPLEMENTS ARE intended only for the use of the person named on the cover page hereof and is not intended to be reproduced or redistributed IN ANY MANNER, EXCEPT TO SUCH OFFEREE'S AGENTS AND ADVISORS.

     THE OFFEREE ACKNOWLEDGES THAT THE INFORMATION CONTAINED IN THIS CONFIDENTIAL DISCLOSURE STATEMENT, TO THE EXTENT NOT PREVIOUSLY DISCLOSED IN A FILING TO THE COMMISSION, IS CONFIDENTIAL AND NON-PUBLIC AND AGREES THAT ALL SUCH INFORMATION SHALL BE KEPT IN CONFIDENCE BY THE OFFEREE AND NEITHER USED BY THE OFFEREE FOR THE OFFEREE'S PERSONAL BENEFIT (OTHER THAN IN CONNECTION WITH A SUBSCRIPTION FOR THE SECURITIES OFFERED HEREBY) NOR DISCLOSED TO ANY THIRD PARTY FOR ANY REASON.

     THIS OFFER MAY BE WITHDRAWN AT ANY TIME BEFORE ANY CLOSING AND IS SPECIFICALLY MADE SUBJECT TO THE TERMS DESCRIBED IN THIS CONFIDENTIAL DISCLOSURE STATEMENT. ANY REPRESENTATION TO THE CONTRARY IS UNAUTHORIZED AND MUST NOT BE RELIED UPON.

     ANY PROSPECTIVE INVESTOR MAY ASK QUESTIONS AND RECEIVE ANSWERS CONCERNING THE COMPANY, THE UNITS AND THE TERMS AND CONDITIONS OF THIS OFFERING AND MAY REQUEST ADDITIONAL INFORMATION TO VERIFY THE INFORMATION CONTAINED HEREIN BY CALLING Lisa holbrook, Vice president, general counsel and secretary OF THE COMPANY AT (405) 848-8807 x104 OR BY WRITING TO THE COMPANY, ATTENTION: Lisa Holbrook, AT THE ADDRESS SET FORTH IN THE CONFIDENTIAL DISCLOSURE STATEMENT.

     IN MAKING AN INVESTMENT DECISION INVESTORS MUST RELY ON THEIR OWN EXAMINATION OF THE ISSUER AND THE TERMS OF THE OFFERING, INCLUDING THE MERITS AND RISKS INVOLVED. INVESTORS SHOULD BE AWARE THAT THEY MAY BE REQUIRED TO BEAR THE FINANCIAL RISKS OF THIS INVESTMENT FOR AN INDEFINITE PERIOD OF TIME. NEITHER THE DELIVERY OF THIS CONFIDENTIAL DISCLOSURE STATEMENT NOR ANY SALES OF SHARES MADE HEREUNDER SHALL UNDER ANY CIRCUMSTANCES CREATE ANY IMPLICATION THAT THERE HAS BEEN NO CHANGE IN THE AFFAIRS OF THE COMPANY SINCE THE DATE HEREOF, OR THAT THE INFORMATION CONTAINED HEREIN IS CORRECT AS OF ANY TIME SUBSEQUENT TO THE DATE HEREOF.

                                                                      Schedule I


                          Gulfport Energy Corporation

                           Summary of Principal Terms

Private Placement of Units Each Comprised of (i) One Share of Cumulative Preferred Stock, Series A, par value $0.01 per share, and (ii) One warrant to purchase 250 shares of common stock, par value $0.01 per share

The summary terms set forth below are qualified in their entirety by reference to, and should be read in conjunction with, the definitive documents relating to the proposed offering (the "Offering").
--------------------------------------------------------------------------------

Issuer                             Gulfport   Energy  Corporation,   a  Delaware
                                   corporation  (the "Company")

Purchasers                         Gulfport  Funding, LLC,  a  Delaware  limited
                                   liability  company  ("Gulfport Funding"), and
                                   certain other "accredited investors" (as that
                                   term  is defined in Rule 501(a) of Regulation
                                   D  promulgated  by  the Commission) which are
                                   stockholders   of   the   Company   (each,  a
                                   "Purchaser")  Purchasers  Securities Units (a
                                   "Unit"),  each  Unit consisting of 1 share of
                                   Cumulative  Preferred  Stock,  Series  A, par
                                   value  $0.01  per   share   (the   "Series  A
                                   Preferred   Stock"),    and   1   warrant  (a
                                   "Warrant") to purchase 250 shares of common stock, par value $0.01 per share ("Common
                                   Stock"),  of  the  Company.

Offering
     Securities  offered           Up  to  such Purchaser's  pro rata percentage
                                   of the Units offered by  the Company based on
                                   such  Purchaser's ownership percentage of the
                                   Company as of December 31, 2001 (with respect
                                   to    each    Purchaser,   the    "Pro   Rata
                                   Percentage");  provided that Gulfport Funding
                                   shall   be  entitled   and   has   agreed  to
                                   purchase all Units offered by the Company not purchased by any other Purchaser (excluding the Liddell Units (as defined below)).

     Offering  price  per  Unit    $1,000  per  Unit

     Closing Date                  March  31,  2002  or  such  later date as the
                                   Company  and  Gulfport  Funding   may  agree;
                                   provided that the closing date of any sale of Liddell Units shall occur no later than September 30, 2002.

     Liddell Option                Mike Liddell, the  Company's  Chief Executive
                                   Officer,  has  been  granted  the option (the
                                   "Liddell  Option")  to purchase up to his Pro
                                   Rata Percentage of the Units offered by the Company (the "Liddell Units") on or prior to September 30, 2002. Any Liddell Units not purchased by Mike Liddell shall not be sold to any other party.

     Structure                     The  Offering  shall  be   structured   as  a
                                   transaction  exempt  from  Section  5  of the

                                   Securities  Act  of  1933,  as  amended  (the
                                   "Securities  Act"),  and  shall  comply  with
                                   Section 4(2) of the Securities Act and state securities law and shall be offered and sold solely to "accredited investors," as defined in Regulation D under the Securities Act. The Offering shall be limited to $10,000,000 of Units.

Series  A  Preferred  Stock

     Designation and Number
     of Shares                     The  series   of  preferred  stock  described
                                   herein shall consist of 15,000 shares and shall be designated "Cumulative Preferred
                                   Stock, Series A", par value $0.01 per share, hereinafter referred to "Series A Preferred
                                   Stock".

     Dividends                     Dividends  shall  accrue  on   the   Series A
                                   Preferred  Stock   prior   to  the  Mandatory
                                   Redemption  Date  (as  defined  below) at the
                                   rate  of  12%  per annum payable quarterly in
                                   cash  or,  at the option of the Company for a
                                   period  not  to exceed two (2) years from the
                                   Closing  Date, payable in whole or in part in
                                   additional shares of Series A Preferred Stock
                                   based  on  the   Liquidation  Preference  (as
                                   defined  below)  of  the  Series  A Preferred
                                   Stock  at the rate of 15% per annum. No other
                                   dividends  shall  be declared or shall accrue
                                   on  the  Series  A  Preferred  Stock.  To the
                                   extent  funds   are  legally  available,  the
                                   Company is obligated to declare and pay the dividends on the Series A Preferred Stock.

     Voting Each share of Series A Preferred Stock shall be entitled to vote only on those matters required by law and, unless the vote or consent of holders of a greater number of shares shall be required by law or by the Company's certificate of incorporation, the vote of at least 66 2/3% of the votes entitled to be cast by the holders of the shares of Series A Preferred Stock shall be necessary for: (i) amendment, alteration or repeal of any of the provisions of the Company's certificate of incorporation that materially adversely affects the voting powers, rights or preferences of the holders of the Series A Preferred Stock action which adversely alters or amends the terms, relative rights, preferences, and limitations of the Series A Preferred Stock; and (ii) the authorization or creation or, or the increase in the authorized amount of any shares of (x) any class or series of a class of capital stock of the Company the terms of which expressly provide that the shares thereof rank senior as to the payment of dividends or the distribution of assets upon the liquidation, dissolution or winding up of the Company to the shares of the Series A Preferred Stock ("Senior Securities"), or (y) any security convertible into, or exchangeable or exercisable for shares of any Senior Securities.

     Mandatory Redemption          On   the  fifth  anniversary   of  the  first
                                   issuance of  Series A  Preferred  Stock  (the
                                   "Mandatory  Redemption  Date"), the shares of
                                   Series A Preferred Stock shall be redeemed by
                                   the  Company  out of the funds of the Company
                                   legally available therefor, for an amount per
                                   share  equal  to  the  Redemption  Price  (as
                                   defined  below). Upon the redemption thereof,
                                   the  shares of Series A Preferred Stock shall
                                   become   authorized,   but  undesignated  and
                                   unissued,  shares  of  the preferred stock of
                                   the Company.  To the extent that, as  of  the
                                   Mandatory  Redemption  Date, the funds of the
                                   Company   legally  available  for  redemption
                                   payments to the holders of Series A Preferred
                                   Stock  will  be,  or  are  anticipated to be,
                                   insufficient to redeem all shares of Series A
                                   Preferred  Stock  (as  determined in the sole
                                   discretion of the Company), the Company shall
                                   redeem  the  Series  A Preferred Stock to the
                                   extent  of  its  funds  legally available for
                                   such  redemption,  pro rata among the holders
                                   of  Series A Preferred Stock. Notwithstanding
                                   anything  to  the contrary herein, any holder
                                   (or  all holders) of Series A Preferred Stock
                                   may  waive  his  or  its respective rights to
                                   redemption of its Series A Preferred Stock on
                                   the Mandatory Redemption Date.  To the extent
                                   shares  of  Series  A Preferred Stock are not
                                   redeemed  on  the  Mandatory Redemption Date,
                                   such  shares  shall  remain  outstanding  and
                                   shall continue to accrue dividends until such
                                   time  as  the  Company has  sufficient  funds
                                   legally  available   to  redeem  such  shares
                                   (including  payment of all accrued and unpaid
                                   interest),   whereupon   such   shares  shall
                                   promptly  be  so  redeemed  by  the  Company.

                                   "Redemption Price" shall mean the amount equal to the sum of (i) the Liquidation Preference per share of Series A Preferred Stock (as the same shall be proportionately adjusted for stock splits, combinations or recapitalizations affecting Series A Preferred Stock or dividends or distributions of shares of Series A Preferred Stock, or similar events or transactions), plus (ii) accrued, but unpaid, dividends on such share of Series A Preferred Stock as of the Redemption Date.

     Optional Redemption           The  Company may, at its sole discretion,  at
                                   any time, redeem all or a portion of the then outstanding shares of Series A Preferred
                                   Stock at a redemption price per share equal to the Liquidation Preference per share of Series A Preferred Stock plus all accrued and unpaid dividends thereon as of the effective date of such optional redemption; provided, however, to the extent not all shares of Series A Preferred Stock are to be redeemed by the Company, any such redemption shall be made among holders of Series A Preferred
                                   Stock pro rata based on their respective ownership percentage of Series A Preferred
                                   Stock  as  of  the  relevant redemption date.

     Liquidation Rights            In the event of any voluntary or  involuntary
                                   liquidation,  dissolution,  or  winding up of
                                   the  Company  prior to the Redemption Date (a
                                   "Liquidation"),   before   any   payment   or
                                   distribution  of  assets of the Company shall
                                   be  made to, or set apart for, the holders of
                                   the  common  stock or any other capital stock
                                   of  the Company not ranking prior to, or on a
                                   parity  with, the Series A Preferred Stock in
                                   respect  of  rights  upon  a Liquidation, the
                                   holders of the Series A Preferred Stock shall
                                   first  be  entitled to receive payment out of
                                   such  assets of the Company legally available
                                   therefor  equal to $1,000 per share of Series
                                   A  Preferred  Stock  (as  the  same   may  be
                                   adjusted    proportionately    for    splits,
                                   combinations, recapitalizations,  etc.)  (the
                                   "Liquidation  Preference").  If the assets of
                                   the    Company    legally     available   for
                                   distribution to holders of Series A Preferred
                                   Stock in connection with a Liquidation (after
                                   payments  have  been made to the creditors of
                                   the Company and as otherwise required by law)
                                   are  insufficient  to  permit full payment to
                                   the  holders  of the Series A Preferred Stock
                                   of  an  amount   equal  to   the  Liquidation
                                   Preference  per  share,  such  assets legally
                                   available for distribution in connection with
                                   a  Liquidation (after payments have been made
                                   to  the  creditors  of  the  Company  and  as
                                   otherwise   required   by   law)   shall   be
                                   distributed ratably among the holders of the outstanding Series A Preferred Stock
                                   Liquidation  Rights  Conversion  Rights

     Conversion Rights             None.

Warrants Each Warrant shall entitle its holder to purchase up to 250 shares (as the same shall be proportionately adjusted for stock splits, combinations or recapitalizations affecting Common Stock or dividends or distributions of shares of Common Stock, or similar events or transactions and as the same may be adjusted upon certain issuances of additional shares of Common Stock by the Company) at a price per share of $4.00 (as the same shall be proportionately adjusted for stock splits, combinations or recapitalizations affecting Common Stock or dividends or distributions of shares of Common Stock, or similar events or transactions and as the same may be adjusted upon certain issuances of additional shares of Common Stock by the Company) (the "Exercise Price"). The Exercise Price shall be payable either in (i) cash, (ii) by surrender of shares of Series A Preferred Stock, with each share surrendered having a value equal to the Liquidation Preference thereof together with accrued and unpaid dividends thereon through the date of such surrender, (iii) a combination of cash and Series A Preferred Stock or (iv) by cashless exercise of the Warrant.

                                   Warrants   will   be  exercisable  after  the
                                   Closing Date and on or prior to the tenth anniversary of the Closing Date.

Registration Rights                S-3  Demand  Rights:
                                   --------------------

                                   The Company will use its best efforts to file a registration statement on Form S-3 (if available) with the Securities and Exchange Commission, covering the shares of Common Stock issued or issuable upon the conversion of the Warrants (the "Warrant Shares"), as soon as practicable following the request of holders of a majority of the Warrant Shares. The Company will use its best efforts to cause such registration statement to become effective as soon as reasonably practicable thereafter. Notwithstanding anything to the contrary herein, the Company shall not be required to file such a registration statement (i) if it is not eligible for use of Form S-3 (or any successor form thereto),
                                   (ii) if the Company has already effected two such registrations, (iii) if the holders of the Warrants propose to sell Warrant Shares at an aggregate price to the public of less than $1,000,000 or (iv) if the securities to be registered pursuant hereto are eligible to be sold pursuant to Rule 144 of the Securities Act during any 90-day period. The selling holders shall be responsible for all of their own selling expenses.

                                   Piggyback  Rights:
                                   ------------------

                                   Each holder of Warrant Shares shall have the right to have its Warrant Shares included in any registration statement of the Company (subject to limited exceptions) registering shares of its Common Stock; provided, however, if the underwriter determines in good faith that marketing factors require a limitation of the number of shares to be underwritten, the number of shares that may be included in the underwriting shall be allocated, first to the Company, second to the holders of the Warrant Shares pro rata based on the number of Warrant Shares proposed to be sold in the offering held by such holders; and third to any other stockholders of the Company on a pro rata basis.

                                                                       EXHIBIT A

  UNAUDITED BALANCE SHEET, INCOME STATEMENT AND STATEMENT OF CASH FLOW FOR THE
  ----------------------------------------------------------------------------
                  COMPANY FOR THE YEAR ENDED DECEMBER 31, 2001
                  --------------------------------------------

                                                                       EXHIBIT B

            FORM OF NON-DISCLOSURE AND RESTRICTED TRADING AGREEMENT
            -------------------------------------------------------

                                                                       EXHIBIT C

                      FORM OF SECURITIES PURCHASE AGREEMENT
                      -------------------------------------

                                                                       EXHIBIT D

                      FORM OF REGISTRATION RIGHTS AGREEMENT
                      -------------------------------------

                                                                       EXHIBIT E

                                FORM OF WARRANT
                                ---------------

                                                                       EXHIBIT F

 CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RELATIVE, PARTICIPATING, OPTIONAL
 ------------------------------------------------------------------------------
AND OTHER SPECIAL RIGHTS OF THE COMPANY'S CUMULATIVE PREFERRED STOCK, SERIES A,
-------------------------------------------------------------------------------
   PAR VALUE $0.01 PER SHARE, AND QUALIFICATIONS LIMITATIONS AND RESTRICTIONS
   --------------------------------------------------------------------------
                                    THEREOF
                                    -------

                                                                       Exhibit G

                            Investor Qualifications
                            -----------------------

Accredited  Purchaser  Financial  Requirements

     In the United States, we may sell Units only to investors who are both (1) "accredited investors" as that term is defined in Rule 501(a) of Regulation D promulgated by the Commission and (2) accredited, exempt or otherwise excluded purchasers under all other applicable "blue sky" statutes and regulations ("Accredited Purchasers"). Under Regulation D, an investor must meet at least one of the following criteria in order to be an "accredited investor":

     (1) Any bank as defined in section 3(a)(2) of the Securities Act of 1933, or any savings and loan association or other institution as defined in section 3(a)(5)(A) of the Securities Act of 1933 whether acting in its individual or fiduciary capacity; any broker or dealer registered pursuant to section 15 of the Securities Exchange Act of 1934; any insurance company as defined in section 2(13) of the Securities Act of 1933; any investment company registered under the Investment Company Act of 1940 or a business development company as defined in section 2(a)(48) of that Act; any Small Business Investment Company licensed by the U.S. Small Business Administration under section 301(c) or (d) of the Small Business Investment Act of 1958; any plan established and maintained by a state, its political subdivisions, or any agency or instrumentality of a state or its political subdivisions for the benefit of its employees, if such plan has total assets in excess of $5,000,000; any employee benefit plan within the meaning of the Employee Retirement Income Security Act of 1974 if the investment decision is made by a plan fiduciary, as defined in section 3(21) of such Act, which is either a bank, savings and loan association, insurance company, or registered investment adviser, or if the employee benefit plan has total assets in excess of $5,000,000 or, if a self-directed plan, with investment decisions made solely by persons that are accredited investors;

     (2) Any private business development company as defined in section 202(a)(22) of the Investment Advisers Act of 1940;

     (3) Any organization described in Section 501(c)(3) of the Internal Revenue Code, corporation, Massachusetts or similar business trust, or partnership, not formed for the specific purpose of acquiring the securities offered, with total assets in excess of $5,000,000;

     (4) Any director, executive officer, or general partner of the issuer of the securities being offered or sold, or any director, executive officer, or general partner of a general partner of that issuer;

     (5) Any natural person whose individual net worth, or joint net worth with that person's spouse, at the time of his or her purchase exceeds $1,000,000;

     (6) Any natural person who had (i) an individual income in excess of $200,000 in each of the two most recent years and has a reasonable expectation of reaching the same income level in the current year, or
          (ii) joint income with that person's spouse in excess of $300,000 in each of the two most recent years and has a reasonable expectation of reaching the same income level in the current year;

     (7) Any trust, with total assets in excess of $5,000,000, not formed for the specific purpose of acquiring the securities offered, whose purchase is directed by a sophisticated person as described in Section 230.506(b)(2)(ii) of Regulation D;

     (8) Any entity (other than an irrevocable trust) in which all of the equity owners are accredited investors.

Business  Knowledge  and  Investment  Sophistication

     Section 4(2) under the Securities Act, many state securities laws, and general principles of fair dealing all make it necessary that each purchaser of Units be able to demonstrate that, by reason of his, her or its knowledge and experience in business and financial matters, he, she or it is capable of evaluating the merits and risks of an investment in the Units and protecting his, her or its own interests in connection with the transaction. A purchaser who does not have sufficient knowledge and experience in financial and business matters must employ a "purchaser representative" who has that knowledge and experience either alone, together with other purchaser representatives of the purchaser, or together with the purchaser. A purchaser who wishes to use and rely upon a purchaser representative in connection with making an investment in the Units should be aware that a purchaser representative (1) must meet certain statutory requirements, (2) must be acknowledged by the purchaser in writing to be his or her purchaser representative in connection with evaluating the merits and risks of purchasing the Units, (3) must be an attorney, a certified public accountant, a broker-dealer or agent thereof, an investment adviser, a bank, a savings and loan association, or any other person who, as a regular part of such person's business, is customarily relied upon by others for investment recommendations or decisions and who is customarily compensated for such services either specifically or by way of compensation for related professional services, (4) may not be affiliated with us or our management and (5) may not receive compensation from any of the persons or entities listed in (4). No broker-dealer or any person receiving a commission from us may act as purchaser representative on behalf of any investor in this Offering.

                           GULPORT ENERGY CORPORATION

                Non-Disclosure and Restricted Trading Agreement

     In connection with the private placement by Gulfport Energy Corporation, a Delaware corporation (the "Company") of Units consisting of shares of Cumulative Preferred Stock, Series A, par value $0.01 per share, and warrants to purchase shares of common stock, par value $0.01 per share, of the Company, the Company has disclosed or may disclose to you in the Confidential Information Statement dated March 2002 of the Company certain material non-public information concerning the business, operations and finances of the Company ("Proprietary Information").

     In consideration of the disclosure and the ability to negotiate concerning the proposed equity investment, you agree as follows:

     1. You will hold in confidence and not use (except to evaluate the proposed equity investment) or disclose any Proprietary Information, except as required by law or government tribunal, unless you can document that such information (a) is in the public domain through no fault of yours, or (b) was properly known to you, without restriction, prior to disclosure to you by the Company.

     2. You will not, directly or indirectly, (a) offer for sale, contract to sell, sell, trade, pledge or otherwise dispose of (or enter into any transaction which is designed to, or could be expected to, result in the disposition by any person at any time in the future of) any shares of the common stock or securities convertible into, or exercisable or exchangeable for, the common stock of the Company, or (b) enter into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of shares of common stock, in each case, until such time as the Company discloses the Proprietary Information to the public in a filing with the Securities Exchange Commission on Form 10-Q, 10-K, or 8-K.

     3. If you decide not to proceed with the proposed equity investment, or if requested by the Company, you will promptly return, destroy or irretrievably erase, as requested by the Company, all Proprietary Information and all copies and extracts of the Proprietary
          Information, in any physical or other medium in or on which the Proprietary Information may be contained or embodied.

     4. You will promptly notify the Company of any unauthorized release of Proprietary Information.

     5. You understand that this agreement does not obligate the Company to disclose any information, negotiate or enter into any agreement or relationship or otherwise commit or obligate the Company.

     6. You acknowledge and agree that due to the unique nature of the Proprietary Information, any breach of this agreement would cause irreparable harm to the Company for which damages are not an adequate remedy and that the Company shall therefore be entitled to injunctive relief in addition to all other remedies available at law or in equity, including money damages.

     7. This Agreement shall be governed by, and construed in accordance with, the laws of the State of New York (without giving effect to any choice or conflict of laws provisions). Each of the parties hereby irrevocably and unconditionally submits to the jurisdiction of the courts of the State of New York and of the federal courts sitting in the City of New York in all actions or proceedings arising out of or relating to this agreement. Each of the parties agrees that all actions or proceedings arising out of or relating to this Agreement must be litigated exclusively in any state or federal court that sits in the City of New York, and accordingly, each party irrevocably waives any objection which it may now or hereafter have to the laying of the venue of any such litigation in any such court. The prevailing party in any such litigation shall be entitled to recover attorneys' fees and costs.

     8. If any provision of this Agreement is found to be unenforceable, such provision will be limited or deleted to the minimum extent necessary so that the remaining terms remain in full force and effect. This agreement may not be assigned without the prior written consent of the Company.

                                          Acknowledged  and  Agreed:


                                          By:  [____________________]


Dated  as  of:  March  __,  2002
                                          --------------------------------------
                                          Signature  of  Authorized  Signatory


                                          --------------------------------------
                                          Printed Name of  Authorized  Signatory


                                          --------------------------------------
                                          Title  of  Authorized  Signatory

--------------------------------------------------------------------------------













                          Gulfport Energy Corporation

                          Securities Purchase Agreement













                                 March 29, 2002







--------------------------------------------------------------------------------

                          Gulfport Energy Corporation
                          Securities Purchase Agreement

This Securities Purchase Agreement (this "Agreement") is made and entered into as of March 29, 2002, by and among Gulfport Energy Corporation, a Delaware corporation (the "Company"), Gulfport Funding, LLC, a Delaware limited liability company ("Gulfport Funding"), and each other purchaser listed on the Schedule of Purchasers hereto (together with Gulfport Funding, the "Purchasers").

                                    Recitals

     Whereas, the Company has authorized the sale and issuance of an aggregate of 10,000 shares (the "Series A Shares") of Cumulative Preferred Stock, Series A, par value $0.01 per share, of the Company (the "Series A Preferred Stock") and 10,000 warrants (each, a "Warrant"), each Warrant conferring the right to purchase initially up to 250 shares of the common stock, par value $0.01 per share, of the Company (the "Common Stock");

     Whereas, the Company desires to sell and issue the Series A Shares and the Warrants together as investment units, with each unit consisting of (i) one Series A Share and (ii) one Warrant, and has therefore authorized the sale of 10,000 units (the "Units");

     Whereas, the Company has offered certain stockholders of the Company (the "Offerees") the right to purchase up to their respective pro rata portions of the Units based on their respective ownership percentages of the Company as of December 31, 2001;

     Whereas, pursuant to a letter agreement with the Company dated March 8, 2002, Gulfport Funding has agreed to purchase any Units offered to but not purchased by other stockholders of the Company (other than the Liddell Units (as defined below));

     Whereas, as of the date of this Agreement, the Company owes $3,000,000 plus accrued and unpaid interest thereon (collectively, the "Note Amount") to Gulfport Funding under that certain Promissory Note of the Company dated May 22, 2001 (the "Note");

     Whereas, Gulfport Funding desires to pay, and the Company has agreed to accept as payment, in part, for the Units to be purchased by Gulfport Funding, by the surrender of the Note for cancellation;

     Whereas, the Company desires to sell and issue the Units to Gulfport Funding and the other Purchasers pursuant to the terms and conditions herein.

                                    Agreement
     Now, Therefore, in consideration of the foregoing recitals and the mutual promises, representations, warranties and covenants hereinafter set forth and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1.   Agreement  To  Sell  And  Purchase.

          1.1 Authorization of Shares. On or prior to the Initial Closing Date (as defined in Section 2 below), the Company shall have (a) authorized the sale and issuance to the Purchasers of the Series A Preferred Stock and the Warrants, (b) adopted and filed the Certificate of Designations, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of the Company's Series A Preferred Stock in the form attached hereto as Exhibit A (the "Series A Preferred Certificate of Designations"), and (b) reserved for issuance the shares of Common Stock issuable upon the exercise of the Warrants (the "Warrant Shares"). The Series A Shares shall have the rights, preferences, privileges and restrictions set forth in the Restated Certificate of Incorporation of the Company (including the Series A Preferred Certificate of Designations), and the amendments thereto, in the form attached hereto as Exhibit B (the "Certificate of Incorporation").

          1.2 Sale and Purchase. Subject to the terms and conditions hereof, at the Closing (as hereinafter defined), the Company hereby agrees to issue and sell to the Purchasers, and each Purchaser hereby agrees to purchase from the Company, the number of Units set forth opposite such Purchaser's name on the Schedule of Purchasers attached hereto, at a purchase price of One Thousand Dollars ($1,000) per Unit.

     2.   Closing,  Delivery  And  Payment.

          2.1 Closing. The initial closing of the sale and purchase of the Units under this Agreement (the "Initial Closing") shall take place at 10:00 a.m. on March 29, 2002, at the offices of the Company, 6307 Waterford Blvd., Suite 100, Oklahoma City, OK 73118 or at such other time or place as the Company and the Purchasers may mutually agree (such date is hereinafter referred to as the "Initial Closing Date"). Subsequent closings (each a "Subsequent Closing") may take place at any time prior to 5:00 p.m. Central Standard Time) on April 15, 2002, at the offices of the Company as the Company and the Purchasers participating in such Subsequent Closing may mutually agree (each, a "Subsequent Closing Date").

          2.2 Delivery. At each Closing, subject to the terms and conditions hereof, the Company will deliver to each Purchaser participating in such Closing, for each Unit to be purchased at the Closing, (i) a stock certificate representing One (1) Series A Share and (ii) a warrant certificate representing One (1) Warrant. At the Company's discretion, the Company may deliver certificates representing the aggregate number of Series A Shares and Warrants purchased by any Purchaser of more than one Unit. The Company's delivery of such certificates shall be against payment of the purchase price therefor by (i) check in immediately available funds, wire transfer made payable to the order of the Company, or any combination of the foregoing ("Cash"), and (ii) in the case of Gulfport Funding, a combination of Cash and the surrender for cancellation of the Note. At the Initial Closing, Gulfport Funding shall deliver the original Note to the Company marked "paid in full".

          2.3 Liddell Option. Notwithstanding anything herein to the contrary, Mike Liddell ("Liddell"), the Company's Chief Executive Officer, shall have the right (the "Liddell Option"), extending through and including September 30, 2002

(the "Expiration Date"), to purchase up to 742.208 Units (the "Liddell Units") at the price and on the terms set forth herein. The Liddell Option shall be exercisable by Liddell upon delivery to the Company on or before the Expiration Date of (i) written notice to the Company setting forth the number of Units to be purchased by Liddell; (ii) an executed signature page to each of this Agreement and the Registration Rights Agreement (as defined below), pursuant to which Liddell agrees to be bound by the terms and conditions hereof and thereof; and (iii) Cash in the amount of the purchase price for such Units. Upon exercise by Liddell of the Liddell Option prior to the Expiration Date, the Company shall make such deliveries to Liddell as are contemplated by Section 2.2.

     3.   Representations  And  Warranties  Of  The Company.

          The Company hereby represents and warrants to each Purchaser as of the date of this Agreement as set forth below. For purposes of this Section 3, a person shall be deemed to have "knowledge" of a particular fact or other matter if (a) the person is actually aware of such fact or other matter or (b) if a reasonably prudent individual could be expected to discover or otherwise become aware of such fact or other matter in the course of conducting a reasonably diligent and reasonably comprehensive investigation concerning the truth or existence of such fact or other matter. A person that is a corporation, partnership or other business entity shall be deemed to have "knowledge" of a particular fact or other matter if any employee, officer or director of the person has knowledge (as described in the preceding sentence) of such fact or other matter. Organization, Good Standing and Qualification

          3.1 Organization, Good Standing and Qualification. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. The Company has all requisite corporate power and authority to own and operate its properties and assets, to execute and deliver this Agreement, as well as the Registration Rights Agreement in the form attached hereto as Exhibit C (the "Registration Rights Agreement"), to issue and sell the Series A Shares and the Warrants comprising each Unit, to issue the Warrant Shares upon exercise, and against payment therefor, of the Warrants, to carry out the provisions of this Agreement, the Registration Rights Agreement, and the Certificate of Incorporation, and to carry on its business as presently conducted and as presently proposed to be conducted. The Company is duly qualified and is authorized to do business and is in good standing as a foreign corporation in all jurisdictions in which the nature of its activities and of its properties (both owned and leased) makes such qualification necessary, except for those jurisdictions in which failure to do so would not have a material adverse effect on the Company or its assets, liabilities, financial condition, prospects or operations (a "Material Adverse Effect").

          3.2 Subsidiaries. Except as set forth in the SEC Reports (as defined below), the Company does not own or control any equity security or other interest of any other corporation, limited partnership or other business entity and is not a participant in any joint venture, partnership or similar arrangement.

          3.3  Capitalization;  Voting  Rights3.3 Capitalization; Voting Rights.

               (a) The authorized capital stock of the Company, immediately prior to the Closing, consists of (i) 20,000,000 shares of Common Stock, par value $0.01 per share, 10,146,566 of which are issued and outstanding, and (ii) 5,000,000 shares of Preferred Stock, par value $0.01 per share, 15,000 of which are designated Cumulative Preferred Stock, Series A and none of which are issued and outstanding.

               (b) Under the Company's 1999 Stock Option Plan (the "Stock Option Plan"), (i) no shares of Common Stock have been issued pursuant to restricted stock purchase agreements, (ii) 3,333 shares of Common Stock have been issued upon the exercise of outstanding options, (iii) options and warrants to purchase 607,355 shares of Common Stock have been granted and are currently outstanding, and (iv) 883,386 shares of Common Stock remain available under the Stock Option Plan for future issuance. Warrants to purchase 399,424 shares of Common Stock have been issued and are currently outstanding.

               (c) Other than as set forth above or contemplated in this Agreement, there are no outstanding options, warrants, rights (including conversion or preemptive rights and rights of first refusal), proxy or stockholder agreements, or agreements of any kind for the purchase or acquisition from the Company of any of its securities.

               (d) All issued and outstanding shares of the Company's Common Stock (i) have been duly authorized and validly issued and are fully paid and non-assessable, and (ii) were issued in compliance with all applicable state and federal laws concerning the issuance of securities.

               (e) The rights, preferences, privileges and restrictions of the Series A Shares are as stated in the Certificate of Incorporation. The Warrant Shares have been reserved for issuance upon exercise of the Warrants in accordance with their terms. When issued in compliance with the provisions of this Agreement and the Certificate of Incorporation, and, in the case of the Warrant Shares, in accordance with the Warrants, the Series A Shares and the Warrant Shares will be validly issued, fully paid and non-assessable, and will be free of any liens or encumbrances; provided, however, that the Series A Shares and the Warrant Shares may be subject to restrictions on transfer under state and/or federal securities laws and this Agreement.

          3.4 Authorization; Binding Obligations. The Company has all corporate right, power and authority to enter into this Agreement and the Registration Rights Agreement and to consummate the transactions contemplated hereby and thereby. All corporate action on the part of the Company, its officers, directors and stockholders necessary for (i) the authorization of this Agreement and the Registration Rights Agreement, (ii) the performance of all obligations of the Company hereunder and thereunder, (iii) the authorization, sale, issuance and delivery of the Series A Shares and the Warrants pursuant hereto, and (iv) the issuance and delivery of the Warrant Shares upon exercise of the Warrants, has been taken or will be taken prior to the Closing. This Agreement and the Registration Rights Agreement, when duly executed and delivered by the Company, will constitute valid and binding obligations of the Company, enforceable in accordance with their respective terms, subject to laws of general application relating to bankruptcy, insolvency and the relief of debtors and the rules of law governing specific performance, injunctive relief or other equitable remedies, and to limitations of public policy. The sale and issuance of the Units, and the subsequent exercise of the Warrants, are not and will not be subject to any preemptive rights or rights of first refusal that have not properly been waived or fulfilled.

          3.5 Accuracy of Reports, Information Statement and Representations. All reports required to be filed by the Company within the two years prior to the date of this Agreement (the "SEC Reports") under the Securities Act of 1934, as amended (the "Exchange Act"), have been duly filed with the Securities and Exchange Commission (the "SEC"), and complied at the time of filing in all material respects with the requirements of their respective forms and, except to the extent updated or superseded by any subsequently filed report, to the best of the Company's knowledge, were complete and correct in all material respects as of the dates at which the information was furnished, and contained (as of such dates) no untrue statements of a material fact nor omitted to state any material fact necessary in order to make the statements contained therein, in light of the circumstances under which they were made, not misleading. The Disclosure Statement of the Company dated March 2002 and any of the documents or instruments attached thereto as exhibits or incorporated therein by reference (collectively, the Disclosure Statement"), when taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements contained therein, in light of the circumstances under which they were made, not misleading.

          3.6 Financial Information. The financial statements of the Company included in the SEC Reports and the unaudited financial statements of the Company for the year ended December 31, 2001, a copy of which has previously been delivered to each Purchaser as an exhibit to the Disclosure Statement, comply as to form in all material respects with applicable accounting requirements and the published rules and regulations with respect thereto, have been prepared in accordance with generally accepted accounting principles (except that the financial statements that are not audited do not have notes thereto) and fairly present (subject only, in the case of the unaudited statements, to normal, recurring audit adjustments) the financial position of the Company as of the date thereof and the results of its operations and its cash flows for the periods then ended.

          3.7 Liabilities. Except as set forth in the SEC Reports, the Company has no material liabilities and, to the best of its knowledge, no material contingent liabilities, except current liabilities incurred in the ordinary course of business.

          3.8 Obligations to Related Parties. Except as set forth in the SEC Reports, there are no obligations of the Company to any current or former officers, partners, directors, stockholders, or employees of the Company other than (i) for payment of salary for services rendered, (ii) reimbursement for reasonable expenses incurred on behalf of the Company, and (iii) for other standard employee benefits made generally available to all employees (including stock option agreements outstanding under the Stock Option Plan).

          3.9 Title to Properties and Assets; Liens, Etc. Except as set forth in the SEC Reports, the Company has good and marketable title to its properties and assets, and good title to its leasehold estates, in each case subject to no mortgage, pledge, lien, lease, encumbrance or charge, other than (a) those resulting from taxes which have not yet become delinquent, and (b) minor liens and encumbrances which do not materially detract from the value of the property subject thereto or materially impair the operations of the Company. All facilities, machinery, equipment, fixtures, vehicles and other properties owned, leased or used by the Company are in good operating condition and repair and are reasonably fit and usable for the purposes for which they are being used. The Company is in compliance with all material terms of each lease to which it is a party or is otherwise bound and each such lease is enforceable against the parties thereto.

          3.10 Intellectual Property. The Company owns or possesses sufficient legal rights to all patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information and other proprietary rights and processes necessary for its business as now conducted and as presently proposed to be conducted, without any infringement of the rights of others. The Company owns or possesses sufficient legal rights or has valid licenses to all third party software necessary for its business as now conducted and as presently proposed to be conducted. Other than such licenses or agreements arising from the purchase of "off the shelf" software or standard products, there are no outstanding options, licenses or agreements of any kind relating to the foregoing proprietary rights, nor is the Company bound by or a party to any options, licenses or agreements of any kind with respect to the patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information and other proprietary rights and processes of any other person or entity.

          3.11 Compliance with Other Instruments. The execution, delivery and/or filing by the Company of each of this Agreement, the Registration Rights
Agreement, the Series A Preferred Certificate of Designations, and the certificates evidencing the Series A Shares and the Warrants, the performance by the Company of its obligations and undertakings contemplated under each of such agreements and the Certificate of Incorporation, and the consummation of the transactions contemplated under each of such agreements, Certificate of Incorporation and certificates, does not and will not conflict with, or result in any violation of, or default (with or without notice or lapse of time, or both) under, or entitle any person to receipt of notice or to a right of consent under, or give rise to a right of termination, cancellation or acceleration of any obligation or to loss of a material benefit under, or to any increased, additional, accelerated or guaranteed rights or entitlement of any person under, or result in the creation of any pledge, lien, encumbrance or charge upon any of the properties or assets of the Company under, any provision of (i) the Certificate of Incorporation or the by-laws of the Company, (ii) any note, bond, mortgage, indenture, deed of trust, license, lease, contract, commitment, agreement, instrument or arrangement to which the Company is a party or by which any of its respective properties or assets are bound, (iii) any license, franchise, permit or other similar authorization held by the Company, or (iv) any judgment, order or decree or statute, law, ordinance, rule or regulation applicable to the Company or its respective properties or assets.

          3.12 Absence of Certain Changes. Since September 30, 2001, no event, occurrence or circumstance has occurred which has resulted in a Material Adverse Effect or that reasonably could be expected to result in a Material Adverse Effect.

          3.13 Litigation. There are no pending, or to the Company's knowledge threatened, legal or governmental proceedings against the Company, except as set forth in the Disclosure Statement.

          3.14 Material Agreements. Except as set forth in the SEC Reports, the Company is not party to any written or oral contract, instrument, agreement, commitment, obligation, plan or arrangement, a copy of which would be required to be filed with the SEC as an exhibit to Form 10-K, Form 10-Q or Form 8-K (each, a "Material Agreement"). Except as set forth in the SEC Reports, the Company has in all material respects performed all the obligations required to be performed by it to date under the Material Agreements, has received no notice of default and, to the best of the Company's knowledge it is not in default under any Material Agreement.


          3.15 Transactions with Affiliates. Except as set forth in the SEC Reports, there are no loans, leases, agreement, contracts, royalty agreements, management contracts or arrangements or other continuing transactions with aggregate obligations of any party exceeding $25,000 between (a) the Company or any of its customers or suppliers on the one hand, and (b) on the other hand, any officer, employee, consultant or director of the Company or any person who would be covered by Item 404(a) of Regulation S-K or any Company or other entity controlled by such officer, employee, consultant, director or person.

          3.16 Tax All Federal, state, local and foreign income, profits, franchise, sales, use, occupation, property, excise, employment, withholding and other tax returns and tax reports required to by filed by the Company for periods ending on or prior to the relevant Closing Date have been or will be filed on a timely basis (including any extensions) with the appropriate governmental authorities in all jurisdictions in which such returns and reports are required to be filed. All such returns and reports are and will be true, correct and complete. All Federal, state, local and foreign income, profits, franchise, sales, use, occupation, property, excise, employment, withholding and other taxes (including interest, penalties and withholdings of tax) due from and payable by the Company or otherwise required to be remitted by the Company, on or prior to the relevant Closing Date, have been or will be fully paid on a timely basis. The Company is not currently the beneficiary of any extension of time within which to file any tax return. No claim has ever been made by a governmental authority in a jurisdiction where the Company does not file tax returns that it is or may be subject to taxation by that jurisdiction, and the Company has not received any notice, or request for information from any such authority. No issues have been raised with the Company by the Internal Revenue Service (the "IRS") or any other taxing authority in connection with any tax return or report filed by the Company and there are no issues which, either individually or in the aggregate, could result in any liability for tax obligations of the Company relating to periods ending prior to the date of the Financial Statements, in excess of the accrued liability for taxes shown on the Financial Statements.

          3.17 Employees. (a) The Company does not have, and never has had, any collective bargaining agreements with any of its employees and there are no collective bargaining agreements which pertain to employees of the Company. There is no labor union organizing activity pending or, to the Company's knowledge, threatened with respect to the Company. Except for Mike Liddell, no employee of the Company has been granted the right to continued employment by the Company or to any material compensation following termination of employment with the Company. Hours worked by and payment made to employees of the Company have been in compliance with the Fair Labor Standards Act or any other applicable labor or employment law. The Company is not aware that any officer, key employee or group of employees intends to terminate his, her or their employment with the Company, nor does the Company have a present intention to terminate the employment of any officer, key employee or group of employees.

There are no complaints or charges against the Company pending or, to the Company's knowledge, threatened to be filed with any governmental authority or arbitrator based on, arising out of or in connection with, or otherwise relating to, the employment or termination of employment by the Company of any individual.

               (b) Except as disclosed in the SEC Reports, the Company has no pension, retirement, savings, deferred compensation, and profit-sharing plan and each stock option, stock appreciation, stock purchase, performance share, bonus or other incentive plan, severance plan, health, group insurance or other welfare plan, or other similar plan and any "employee benefit plan" within the meaning of Section 3(3) of the Employee Retirement Income Security Act of 1974 ("ERISA"), under which the Company has any current or future obligation or liability or under which any employee or former employee (or beneficiary of any employee or former employee) of the Company has or may have any current or future right to benefits on account of employment with the Company (the term "plan" shall include any contract, agreement, policy or understanding, each such plan being hereinafter referred to individually as a "Plan"). Each Plan intended to be tax qualified under Sections 401(a) and 501(a) of the Code is, and has been determined by the IRS to be, tax qualified under Sections 401(a) and 501(a) of the Code and, since such determination, no amendment to or failure to amend any such Plan or any other circumstance adversely affects its tax qualified status. There has been no prohibited transaction within the meaning of Section 4975 of the Code and Section 406 of Title I of ERISA with respect to any Plan.

               (c) Except as disclosed in the SEC Reports, no Plan is subject to the provisions of Section 412 of the Code or Part 3 of Subtitle B of Title I of ERISA or Title IV of ERISA. During the past five years, neither the Company nor any business or entity then controlling, controlled by, or under common control with the Company contributed to or was obliged to contribute to an employee pension plan that was subject to Title IV of ERISA.

               (d) Except as disclosed in the SEC Reports, the Company has satisfied all funding, compliance and reporting requirements for all Plans. With respect to each Plan, the Company has timely paid all contributions (including employee salary reduction contributions) and all insurance premiums that have become due and any such expense accrued but not yet due has been properly reflected in the Financial Statements. The Company has no liabilities, contingent or otherwise, including without limitation, liabilities for retiree health, retiree life, severance or retirement benefits, which are not fully reflected on the Company's most recent balance sheet contained in the SEC Reports or not fully funded. The Company has not terminated any "employee pension benefit plan" as defined in Section 3(2) of ERISA or incurred or expects to incur any outstanding liability under Title IV of ERISA.

               (e) Except as set forth in the SEC Reports, no Plan provides or is required to provide, now or in the future, health, medical, dental, accident, disability, death or survivor benefits to, or in respect of, any person beyond termination of employment, except to the extent required under any state insurance law or under Part 6 of Subtitle B of Title I of ERISA and under
Section 4980(B) of the Code. No Plan covers any individual other than employees of the Company, other than dependents or spouses of employees under health and child care policies.

               (f) None of the execution and delivery of this Agreement or the Registration Rights Agreement by the parties thereto, the performance by any party to this Agreement or the Registration Rights Agreement of their respective obligations or undertakings contemplated thereunder, or the consummation of the transactions contemplated thereby will (i) entitle any employee of the Company to severance pay or termination benefits or (ii) accelerate the time of payment or vesting, or increase the amount of compensation due to any such employee or former employee.

          3.18 Registration Rights and Voting Rights. Except as set forth in the Registration Rights Agreement and the Warrant to Purchase Common Stock of the Company dated May 2001 issued to Gulfport Funding, the Company is presently not under any obligation, and has not granted any rights, to register any of the Company's presently outstanding securities or any of its securities that may hereafter be issued. Except for the Certificate of Incorporation and by-laws, the Company is not a party to any agreement with respect to the voting of any capital stock of the Company and, to the Company's knowledge, no stockholder of the Company has entered into any agreement with respect to the voting of equity securities of the Company.

          3.19 Compliance with Laws; Permits. The Company is not in violation of any applicable statute, ordinance, rule, regulation, interpretation, order or restriction of any domestic or foreign government or any instrumentality or agency thereof in respect of the conduct of its business or the ownership of its properties which violation could result in a Material Adverse Effect. No governmental orders, permissions, consents, approvals or authorizations are required to be obtained and no registrations or declarations are required to be filed in connection with either the execution and delivery of this Agreement or the Registration Rights Agreement or the issuance of the Series A Shares, the Warrants or the Warrant Shares, except such as has been duly and validly obtained or filed, or with respect to any filings that must be made after the Closing, as will be filed in a timely manner.

          3.20 Environmental and Safety Laws. The Company is not in violation of any applicable statute, law or regulation relating to the environment or occupational health and safety, and to its knowledge, no material expenditures are or will be required in order to comply with any such existing statute, law or regulation. Except as disclosed in the SEC Reports, no Hazardous Materials (as defined below) are used or have been used, stored, or disposed of by the Company or, to the Company's knowledge after reasonable investigation, by any other person or entity on any property owned, leased or used by the Company. For the purposes of the preceding sentence, "Hazardous Materials" shall mean (i) materials which are listed or otherwise defined as "hazardous" or "toxic" under any applicable local, state, federal and/or foreign laws and regulations that govern the existence and/or remedy of contamination on property, the protection of the environment from contamination, the control of hazardous wastes, or other activities involving hazardous substances, including building materials or (ii) any petroleum products or nuclear materials.

          3.21 Offering Valid. Assuming the accuracy of the representations and warranties of each of the Purchasers contained in Section 4.2 hereof, the offer, sale and issuance of Units (including the Series A Shares and the Warrants) and the issuance of the Warrant Shares, upon exercise of the Warrants, will be exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"), and will have been registered or qualified (or are exempt from registration and qualification) under the registration, permit or qualification requirements of all applicable state securities laws. Neither the Company nor any agent on its behalf has solicited or will solicit any offers to sell or has offered to sell or will offer to sell all or any part of the Units to any person or persons so as to bring the offer and sale of such Units by the Company within the registration provisions of the Securities Act or any state securities laws.

          3.22 Broker's Fees. Except for Gulfport Funding as provided in Section 6.10, no agent, broker, investment banker, person or firm acting on behalf of or under the authority of the Company is or will be entitled to any broker's or finder's fee or any other commission or fee directly or indirectly in connection with the transactions contemplated herein.

          3.23  Insurance.   The  Company  maintains  insurance  policies  which
are in full force and effect and are in amount and for coverage customary for the industry in which the Company operates.

     4.   Representations And Warranties  Of  The  Purchasers.

          Each Purchaser hereby individually represents and warrants to the Company as follows:

          4.1 Requisite Power and Authority. The Purchaser has all necessary power and authority under all applicable provisions of law to execute and deliver this Agreement and the Registration Rights Agreement and to carry out their respective provisions. All action on the Purchaser's part required for the lawful execution and delivery of this Agreement and the Registration Rights Agreement have been or will be taken prior to the Closing. Upon their execution and delivery, this Agreement and the Registration Rights Agreement will be valid and binding obligations of the Purchaser, enforceable in accordance with their terms, subject to laws of general application relating to bankruptcy, insolvency and he relief of debtors and the rules of law governing specific performance, injunctive relief or other equitable remedies, and to limitations of public policy.

          4.2 Investment Representations. The Purchaser understands that neither the Units (including the Series A Shares and the Warrants) nor the Warrant Shares have been registered under the Securities Act. The Purchaser also understands that the Units (including the Series A Shares and the Warrants) and the Warrant Shares are being offered and sold pursuant to an exemption from registration contained in the Securities Act based in part upon the Purchaser's representations contained in this Agreement. The Purchaser hereby represents and warrants as follows:

               (a) Purchaser Bears Economic Risk. The Purchaser has substantial experience in evaluating and investing in private placement transactions of securities in companies similar to the Company so that it is capable of evaluating the merits and risks of its investment in the Company and has the capacity to protect its own interests. The Purchaser understands that it must bear the economic risk of this investment indefinitely unless the Series A Shares, the Warrants or the Warrant Shares are registered pursuant to the Securities Act, or an exemption from registration is available. The Purchaser understands that, except as provided in the Registration Rights Agreement with respect to the Warrant Shares, the Company has no present intention or obligation to register the Series A Shares, the Warrants, the Warrant Shares or any shares of its Common Stock. The Purchaser also understands that there is no assurance that any exemption from registration under the Securities Act will be available and that, even if available, such exemption or the Company may not allow Purchaser to transfer all or any portion of the Series A Shares, the Warrants or the Warrant Shares under the circumstances, in the amounts or at the times the Purchaser might propose.

               (b) Acquisition for Own Account. The Purchaser is acquiring the Units (including the Series A Shares and the Warrants) and, upon exercise of the Warrants, the Warrant Shares for the Purchaser's own account for investment only, and not with a view towards their distribution.

               (c) Purchaser Can Protect Its Interest. The Purchaser represents that by reason of its, or of its management's, business or financial experience, the Purchaser has the capacity to protect its own interests in connection with the transactions contemplated in this Agreement and the Registration Rights Agreement. Further, the Purchaser is aware of no publication of any advertisement in connection with the transactions contemplated in this Agreement.

               (d) Accredited Investor. The Purchaser represents that it is an accredited investor within the meaning of Regulation D under the Securities Act.

     5.   Conditions  To  Closing.

          5.1 Conditions to Purchasers' Obligations at the Closing. Each Purchaser's obligations to purchase the Units at the relevant Closing are subject to the satisfaction, at or prior to the relevant Closing Date, of the following conditions:

               (a) Representations and Warranties True; Performance of Obligations. The representations and warranties made by the Company in Section 3 hereof shall be true and correct as of such Closing Date with the same force and effect as if they had been made as of such Closing Date, and the Company shall have performed all obligations and conditions herein required to be performed or observed by it on or prior to such Closing.

               (b) Legal Investment. On such Closing Date, the sale and issuance of the Units (including the Series A Shares and the Warrants) and the issuance of the Warrant Shares upon exercise of the Warrants shall be legally permitted by all laws and regulations to which the Purchasers and the Company are subject.


               (c) Consents, Permits, and Waivers. The Company shall have obtained any and all consents, permits and waivers necessary or appropriate for consummation of the transactions contemplated by this Agreement and the Registration Rights Agreement (except for such as may be properly obtained subsequent to the Closing).

               (d) Filing of Series A Preferred Certificate of Designations. The Series A Preferred Certificate of Designations shall have been filed with the Secretary of State of the State of Delaware and shall continue to be in full force and effect as of such Closing Date.

               (e) Corporate Documents. The Company shall have delivered to the Purchasers or their counsel, copies of such corporate documents of the Company as the Purchasers shall reasonably request.

               (f) Reservation of Warrant Shares. The Warrant Shares issuable upon exercise of the Warrants shall have been duly authorized and reserved for issuance upon such exercise.

               (g) Compliance Certificate. The Company shall have delivered to the Purchasers a Compliance Certificate, executed by the Chief Executive Officer of the Company, dated the relevant Closing Date, to the effect that the conditions specified in subsections (a), (c), (d) and (f) of this Section 5.1 have been satisfied.

               (h) Secretary's Certificate. The Purchasers shall have received from the Company's Secretary, a certificate having attached thereto (i) the Company's Certificate of Incorporation, certified by the Secretary of State of the State of Delaware, as in effect at the time of the Closing, (ii) the Company's by-laws as in effect at the time of the Closing, (iii) resolutions approved by the Board of Directors of the Company authorizing the transactions contemplated hereby, and (iv) good standing certificates (including tax good standing) with respect to the Company from the applicable authority(ies) in Delaware and any other jurisdiction in which the Company is qualified to do business, dated a recent date before the Closing.

               (i)  Registration  Rights  Agreement.   The  Registration  Rights
Agreement  shall  have  been  executed  and  delivered  by  the parties thereto.


               (j) Proceedings and Documents. All corporate and other proceedings in connection with the transactions contemplated at the Closing hereby and all documents and instruments incident to such transactions shall be reasonably satisfactory in substance and form to the Purchasers and their counsel, and the Purchasers and their counsel shall have received all such counterpart originals or certified or other copies of such documents as they may reasonably request.

               (k) Fees of Purchaser's Counsel. The Company shall have paid, in accordance with Section 6.10, the fees and disbursements of counsel to the Purchasers invoiced at Closing.

          5.2 Conditions to Obligations of the Company5.2 Conditions to Obligations of the Company. The Company's obligation to issue and sell the Units at Closing to each Purchaser is subject to the satisfaction, on or prior to the relevant Closing Date, of the following conditions:

               (a) Representations and Warranties True. The representations and warranties in Section 4 made by such Purchaser shall be true and correct at such Closing Date with the same force and effect as if they had been made as of such Closing Date.

               (b) Performance of Obligations. Such Purchaser shall have performed and complied with all agreements and conditions herein required to be performed or complied with by the Purchaser on or before such Closing.

               (c) Consents, Permits, and Waivers. The Company shall have obtained any and all consents, permits and waivers necessary or appropriate for consummation of the transactions contemplated by this Agreement and the Registration Rights Agreement (except for such as may be properly obtained subsequent to such Closing).

     6.   Miscellaneous.

          6.1 Survival. The representations, warranties, covenants and agreements made herein shall survive the closing of the transactions contemplated hereby. All statements as to factual matters contained in any certificate or other instrument delivered by or on behalf of the Company pursuant hereto in connection with the transactions contemplated hereby shall be deemed to be representations and warranties by the Company hereunder solely as of the date of such certificate or instrument.


          6.2 Benefits of Agreement. Except as otherwise expressly provided herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors, assigns, heirs, executors and administrators of the parties hereto.

          6.3 Transfer Restrictions; Assignment. (a) None of the Purchasers may assign or transfer all or any portion of the Series A Shares or the Warrants, this Agreement or any of the rights and obligations hereunder or thereunder without the prior written consent of the Company, which may be given or withheld in the Company's sole discretion. Any instrument purporting to make an assignment in violation of this Section 6.3 shall be void.

               (b) Each certificate representing a Series A Share or Warrant shall be stamped or otherwise imprinted with a legend substantially similar to the following (in addition to any legend required under applicable state securities laws):

"THE SECURITIES EVIDENCED HEREBY HAVE NOT BEEN REGISTERED UNDER FEDERAL OR APPLICABLE STATE SECURITIES LAWS AND INSTEAD ARE BEING ISSUED PURSUANT TO EXEMPTIONS CONTAINED IN SAID LAWS. THE SECURITIES REPRESENTED BY THIS
CERTIFICATE MAY NOT BE TRANSFERRED UNLESS (1) A REGISTRATION STATEMENT WITH RESPECT TO SUCH SECURITIES SHALL BE EFFECTIVE UNDER THE SECURITIES ACT OF 1933 (THE "SECURITIES ACT") OR (2) GULFPORT ENERGY CORPORATION (THE "COMPANY") SHALL HAVE RECEIVED AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO IT THAT NO VIOLATION OF THE SECURITIES ACT OR SIMILAR STATE ACTS WILL BE INVOLVED IN SUCH TRANSFER; PROVIDED THAT IN THE EVENT SUCH SECURITIES ARE TRANSFERRED PURSUANT TO RULE 144, OR ANY SUCCESSOR RULE, UNDER THE SECURITIES ACT, NO SUCH OPINION SHALL BE REQUIRED UNLESS REQUESTED IN WRITING BY THE TRANSFER AGENT OF SUCH SECURITIES. THE SECURITIES EVIDENCED HEREBY ARE SUBJECT TO THE TERMS OF A CERTAIN SECURITIES PURCHASE AGREEMENT BY AND AMONG THE COMPANY AND CERTAIN STOCKHOLDERS IDENTIFIED THEREIN, PROVIDING, AMONG OTHER THINGS, FOR CERTAIN RESTRICTIONS ON TRANSFER WITHOUT THE CONSENT OF THE COMPANY. A COPY OF SUCH SECURITIES PURCHASER AGREEMENT MAY BE OBTAINED UPON WRITTEN REQUEST TO THE COMPANY."

          6.4 Entire Agreement. This Agreement, the exhibits and schedules hereto, the Registration Rights Agreement and the other documents delivered pursuant hereto constitute the full and entire understanding and agreement between the parties with regard to the subjects hereof and no party shall be liable or bound to any other in any manner by any representations, warranties, covenants and agreements except as specifically set forth herein and therein. This Agreement and the Registration Rights Agreement collectively supersede and replace in its entirety that certain letter agreement dated March 8, 2002 by and between the Company and Gulfport Funding.

          6.5 Severability. In case any provision of this Agreement shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

          6.6 Further Assurances. Each party agrees to execute such other documents, instruments, agreements and consents, and take such other actions as may be reasonable requested by the other parties hereto to effectuate the purposes of this Agreement.

          6.7 Amendment and Waiver. This Agreement may be amended, modified or waived only upon the written consent of the Company and the holders of a majority of the Series A Preferred Shares and a majority of the Warrants.

          6.8 Delays or Omissions. It is agreed that no delay or omission to exercise any right, power or remedy accruing to any party, upon any breach, default or noncompliance by another party under this Agreement, the Registration Rights Agreement or the Certificate of Incorporation, shall impair any such right, power or remedy, nor shall it be construed to be a waiver of any such breach, default or noncompliance, or any acquiescence therein, or of or in any similar breach, default or noncompliance thereafter occurring. It is further agreed that any waiver, permit, consent or approval of any kind or character on any Purchaser's part of any breach, default or noncompliance under this Agreement, the Registration Rights Agreement or under the Certificate of Incorporation or any waiver on such party's part of any provisions or conditions of this Agreement, the Registration Rights Agreement, or the Certificate of Incorporation must be in writing and shall be effective only to the extent specifically set forth in such writing. All remedies, either under this Agreement, the Registration Rights Agreement, the Certificate of Incorporation, by law, or otherwise afforded to any party, shall be cumulative and not alternative.

          6.9 Notices. All notices required or permitted hereunder shall be in writing and shall be deemed effectively given: (i) upon personal delivery to the party to be notified, (ii) when sent by confirmed telex or facsimile if sent during normal business hours of the recipient, if not, then on the next business day, (iii) five (5) days after having been sent by registered or certified mail, return receipt requested, postage prepaid, or (iv) one (1) day after d posit with a nationally recognized overnight courier, specifying next day delivery, with written verification of receipt. All communications shall be sent to the Company and the Purchasers at the addresses as set forth on the signature page hereof or at such other address as the Company or the Purchasers may designate by ten (10) days advance written notice to the other parties hereto.

          6.10 Fees and Expenses. Each party shall pay all costs, fees and expenses that it incurs with respect to the negotiation, execution, delivery and performance of this Agreement; provided, however, that the Company shall, at the Closing, pay the reasonable fees and expenses of Reitler Brown LLC.

          6.11 Attorneys' Fees. In the event that any suit or action is instituted to enforce any provision in this Agreement, the prevailing party in such dispute shall be entitled to recover from the losing party all fees, costs, and expenses of enforcing this Agreement, including without limitation, such reasonable fees and expenses of attorneys and accountants.

          6.12 Titles and Subtitles6.11 Titles and Subtitles. The titles of the sections and subsections of this Agreement are for convenience of reference only and are not to be considered in construing this Agreement.

          6.13 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

          6.14 Pronouns. All pronouns contained herein, and any variations thereof, shall be deemed to refer to the masculine, feminine or neutral, singular or plural, as to the identity of the parties hereto may require.

          6.15 GOVERNING LAW; CONSENT TO JURISDICTION. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK (WITHOUT GIVING EFFECT TO ANY CHOICE OR CONFLICT OF LAWS PROVISIONS). EACH OF THE PARTIES HEREBY IRREVOCABLY AND UNCONDITIONALLY SUBMITS TO THE JURISDICTION OF THE COURTS OF THE STATE OF NEW YORK AND OF THE FEDERAL COURTS SITTING IN THE STATE OF NEW YORK IN ALL ACTIONS OR PROCEEDINGS ARISING OUT OF OR RELATING TO THIS AGREEMENT. EACH OF THE PARTIES AGREES THAT ALL ACTIONS OR PROCEEDINGS ARISING OUT OF OR RELATING TO THIS AGREEMENT MUST BE LITIGATED EXCLUSIVELY IN ANY SUCH STATE OR FEDERAL COURT THAT SITS IN THE CITY OF NEW YORK, AND ACCORDINGLY, EACH PARTY IRREVOCABLY WAIVES ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUCH LITIGATION IN ANY SUCH COURT.

          6.16 WAIVER OF JURY TRIAL. EACH PARTY HEREBY AGREES THAT ANY ACTION OR PROCEEDING RELATING TO OR ARISING OUT OF, WHETHER DIRETLY OR INDIRECTLY, THIS AGREEMENT AND THE REGISTRATION RIGHTS AGREEMENT (A "LITIGATION"), SHALL BE TRIED WITHOUT A JURY. TO THAT END, EACH PARTY HEREBY WAIVES ANY RIGHT TO A TRIAL BY JURY OF ANY LITIGATION AND CERTIFIES THAT NO PERSON HAS REPRESENTED OR IMPLIED TO IT THAT, IN THE EVENT OF LITIGATION, IT WOULD NOT SEEK TO ENFORCE THE FOREGOING AGREEMENT AND WAIVER. THE PARTIES ACKNOWLEDGE THAT THEY HAVE BARGAINED FOR THE TERMS SET FORTH IN THIS SECTION 6.16 AND, AS SUCH, THESE TERMS ARE A PART OF THE CONSIDERATION EXCHANGED TO ENTER INTO THIS AGREEMENT.

General. All Exhibits and Schedules are hereby incorporated by reference and made a part of this Agreement.
              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

               [remainder of this page intentionally left blank.]

     In Witness Whereof, each of the parties has caused this Securities Purchase Agreement to be duly executed and delivered as of the date first above written.


                                    Gulfport  Energy  Corporation

                                    By:
                                       -----------------------------------------
                                       Name:  Mike  Liddell
                                       Title:  Chief  Executive  Officer
                                       Address: 6307 Waterford Blvd., Suite 100
                                       Oklahoma  City,  OK  73118

                                    The  Purchasers:

                                    Gulfport  Funding,  LLC


                                       By:
                                          --------------------------------------
                                          Name:
                                          Title:
                                          Address:



                                          --------------------------------------


                                       By:
                                          --------------------------------------
                                          Name:
                                          Title:
                                          Address:

                             Schedule of Purchasers
                             ----------------------
--------------------------------------------------------------------------------
Purchasers' Name and Address  Purchase  Number  Total     Total Number of
                              Price     of      Number    Warrant Shares
                                        Units   of Series issuable upon exercise
                                                A Shares  of the Warrants
--------------------------------------------------------------------------------
Gulfport  Funding,  LLC
c/o  Wexford  Capital  Partners
411  W.  Putnam  Ave.
Greenwich,  CT  06830
--------------------------------------------------------------------------------

Other  Purchasers
--------------------------------------------------------------------------------

                                List Of Exhibits
                                ----------------

Exhibit  A     Certificate  of  Designations  of  Series  A  Preferred  Stock

Exhibit  B     Certificate  of  Incorporation

Exhibit  C     Form  of  Registration  Rights  Agreement

                          Gulfport Energy Corporation
                          Registration Rights Agreement

     This Investor Rights Agreement (the "Agreement") is entered into as of the 29th day of March, 2002, by and among Gulfport Energy Corporation, a Delaware corporation (the "Company"), Gulfport Funding LLC, a Delaware limited liability company ("Gulfport Funding"), and each other investor listed on the Schedule of Investors hereto (together with Gulfport Funding and their permitted assigns, the "Investors").

                                    Recitals

     Whereas, the Investors are purchasing certain securities from the Company pursuant to that certain Securities Purchase Agreement (the "Purchase Agreement") of even date herewith among the Company, Gulfport Funding and the other Investors (the "Financing").

     Whereas, the obligations in the Purchase Agreement are conditioned upon the execution and delivery of this Agreement; and Whereas, in connection with the consummation of the Financing, the parties desire to enter into this Agreement in order to grant registration and other rights to the Investors as set forth below.

     Now, Therefore, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree hereto as follows:

SECTION 1. General

     1.1 Definitions. As used in this Agreement the following terms shall have the following respective meanings:

          "Common Stock"means the Common Stock, par value $0.01 per share of the Company.

          "Exchange  Act"  means  the  Securities  Exchange  Act  of  1934.

          "Form S-3"means such form under the Securities Act as in effect on the date hereof or any successor or similar registration form under the Securities Act subsequently adopted by the SEC which permits inclusion or incorporation of substantial information by reference to other documents filed by the Company with the SEC.

          "Holder" means any person owning of record Registrable Securities that have not been sold to the public or any assignee of record of such Registrable Securities in accordance with Section 2.9 hereof.

          "Register," "registered," and "registration"refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act, and the declaration or ordering of effectiveness of such registration statement or document.

          "Registrable Securities" means (a) Common Stock of the Company issued or issuable upon exercise of the Warrants; and (b) any Common Stock of the Company issued as or issuable upon the conversion or exercise of any warrant, right or other security which is issued as a dividend or other distribution with respect to, or in exchange for or in replacement of, such Common Stock. Notwithstanding the foregoing, Registrable Securities shall not include any securities sold by a person to the public either pursuant to a registration statement or Rule 144 or sold in a private transaction in which the transferor's rights under Section 2 of this Agreement are not assigned.

          "Registrable Securities then outstanding" mean the number of shares determined by calculating the total number of shares of the Company's Common Stock that are Registrable Securities and either (a) are then issued and outstanding or (b) are issuable pursuant to then exercisable or convertible securities. "Registration Expenses" mean all expenses incurred by the Company in complying with Sections 2.2 and 2.3 hereof, including, without limitation, all registration and filing fees, printing expenses, fees and disbursements of counsel for the Company, reasonable fees and disbursements of a single special counsel for the Holders, blue sky fees and expenses, including the fees and disbursements of blue sky counsel and the expense of any special audits incident to or required by any such registration (but excluding the compensation of regular employees of the Company which shall be paid in any event by the Company).

          "SEC"  or  "Commission"  means the Securities and Exchange Commission.

          "Securities Act" means the Securities Act of 1933. "Selling Expenses" means all underwriting discounts and selling commissions applicable to the sale.

          "Series A Stock" means the Company's Cumulative Preferred Stock, Series A, par value $0.01 per share, issued in connection with the purchase and sale of the Units pursuant to the Purchase Agreement.

          "Special Registration Statement" means a registration statement relating to any employee benefit plan or with respect to any corporate reorganization or other transaction under Rule 145 of the Securities Act.

          "Warrants" means the warrants, each of which entitles the holder thereof to purchase 250 shares (subject to adjustment) of Common Stock at an exercise price of $4.00 per share (subject to adjustment), issued in connection with the purchase and sale of the Units pursuant to the Purchase Agreement.

          "Units" shall mean the securities purchased by the Investors pursuant to the Purchase Agreement, each of which is comprised of (i) one share of Series A Stock and (ii) one Warrant.

SECTION 2. Restrictions  on  Transfer  and  Registration

     2.1  Restrictions  on  Transfer

          (a) Each Holder agrees not to make any disposition of all or any portion of the Registrable Securities unless and until:

               (i) There is then in effect a registration statement under the Securities Act covering such proposed disposition and such disposition is made in accordance with such registration statement; or

               (ii) (A) The transferee has agreed in writing to be bound by the terms of this Agreement, (B) such Holder shall have notified the Company of the proposed disposition and shall have furnished the Company with a detailed statement of the circumstances surrounding the proposed disposition, and (C) if reasonably requested by the Company, such Holder shall have furnished the Company with an opinion of counsel, reasonably satisfactory to the Company, that such disposition will not require registration of such shares under the Securities Act.

               (iii) Notwithstanding the provisions of paragraphs (i) and (ii) above, no such registration statement or opinion of counsel shall be necessary for a transfer (A) by a Holder which is a partnership, to its partners or former partners in accordance with partnership interests, (B) to the Holder's family member or trust for the benefit of an individual Holder or such Holder's family member(s); provided, that in each case the transferee will be subject to the terms of this Agreement to the same extent as if such transferee were an original Holder hereunder, (C) pursuant to Rule 144(k); provided, however, that the Company must be satisfied in its reasonable discretion that the proposed sale of securities fully qualifies with all Rule 144 requirements, or (D) to a Holder's "affiliates", as the term "affiliates" is defined by the Securities Act or regulations promulgated under the Securities Act.

          (b) Each certificate representing shares of Series A Stock, Warrants or Registrable Securities shall (unless otherwise permitted by the provisions of the Agreement) be stamped or otherwise imprinted with a legend substantially similar to the following (in addition to any legend required under applicable state securities laws):

          "THE SECURITIES EVIDENCED HEREBY HAVE NOT BEEN REGISTERED UNDER FEDERAL OR APPLICABLE STATE SECURITIES LAWS AND INSTEAD ARE BEING ISSUED PURSUANT TO EXEMPTIONS CONTAINED IN SAID LAWS. THE SECURITIES REPRESENTED BY THIS CERTIFICATE MAY NOT BE TRANSFERRED UNLESS (1) A REGISTRATION STATEMENT WITH RESPECT TO SUCH SECURITIES SHALL BE EFFECTIVE UNDER THE SECURITIES ACT OF 1933 (THE "SECURITIES ACT") OR
          (2) GULFPORT ENERGY CORPORATION (THE "COMPANY") SHALL HAVE RECEIVED AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO IT THAT NO VIOLATION OF THE SECURITIES ACT OR SIMILAR STATE ACTS WILL BE INVOLVED IN SUCH

          TRANSFER; PROVIDED THAT IN THE EVENT SUCH SECURITIES ARE TRANSFERRED PURSUANT TO RULE 144, OR ANY SUCCESSOR RULE, UNDER THE SECURITIES ACT, NO SUCH OPINION SHALL BE REQUIRED UNLESS REQUESTED IN WRITING BY THE TRANSFER AGENT OF SUCH SECURITIES. THE SECURITIES EVIDENCED HEREBY ARE SUBJECT TO THE TERMS OF A CERTAIN REGISTRATION RIGHTS AGREEMENT BY AND AMONG THE COMPANY AND CERTAIN STOCKHOLDERS IDENTIFIED THEREIN, PROVIDING FOR. AMONG OTHER THINGS, CERTAIN RESTRICTIONS ON TRANSFER. A COPY OF SUCH REGISTRATION RIGHTS AGREEMENT MAY BE OBTAINED UPON WRITTEN REQUEST TO THE COMPANY."

          (c) The Company shall be obligated to reissue promptly unlegended certificates at the request of any Holder thereof if the Holder shall have obtained an opinion of counsel (which counsel may be counsel to the Company) reasonably acceptable to the Company to the effect that the securities proposed to be disposed of may lawfully be so disposed of without registration, qualification or legend.

     2.2 Piggyback Registrations. (a) The Company shall notify all Holders of Registrable Securities in writing at least twenty (20) days prior to the filing of any registration statement under the Securities Act for purposes of a public offering of securities of the Company (including, but not limited to, registration statements relating to secondary offerings of securities of the Company, but excluding Special Registration Statements) and will afford each such Holder an opportunity to include in such registration statement all or part of such Registrable Securities held by such Holder. Each Holder desiring to include in any such registration statement all or any part of the Registrable Securities held by it shall, within twenty (20) days after the above-described notice from the Company, so notify the Company in writing. Such notice shall state the intended method of disposition of the Registrable Securities by such Holder. If a Holder decides not to include all of its Registrable Securities in any registration statement thereafter filed by the Company, such Holder shall nevertheless continue to have the right to include any Registrable Securities in any subsequent registration statement or registration statements as may be filed by the Company with respect to offerings of its securities, all upon the terms and conditions set forth herein.

          (b) Underwriting. (i) If the registration statement with respect to which the Company gives notice under this Section 2.2 is for an underwritten offering, the Company shall so advise the Holders of Registrable Securities. In such event, the right of any such Holder to be included in a registration
pursuant  to  this  Section  2.2   shall  be  conditioned  upon   such  Holder's
participation in such underwriting and the inclusion of such Holder's Registrable Securities in the underwriting to the extent provided herein. All Holders proposing to distribute their Registrable Securities through such underwriting shall enter into an underwriting agreement in customary form with the underwriter or underwriters selected for such underwriting by the Company. Notwithstanding any other provision of this Agreement, if the underwriter determines in good faith that marketing factors require a limitation of the number of shares to be underwritten, the number of shares that may be included in the underwriting shall be allocated, first, to the Company; second, to the Holders on a pro rata basis based on the total number of Registrable Securities proposed to be sold in the offering held by the Holders; and third, to any shareholder of the Company (other than a Holder) on a pro rata basis. In no event will shares of any other selling shareholder be included in such registration which would reduce the number of shares which may be included by Holders without the written consent of Holders of not less than sixty-six and two-thirds percent (66 2/3%) of the Registrable Securities proposed to be sold in the offering.

          (ii) If any Holder disapproves of the terms of any such underwriting, such Holder may elect to withdraw therefrom by written notice to the Company and the underwriter, delivered at least ten (10) business days prior to the effective date of the registration statement. Any Registrable Securities excluded or withdrawn from such underwriting shall be excluded and withdrawn from the registration.

          (c) Right to Terminate Registration. (i) The Company shall have the right to terminate or withdraw any registration initiated by it under this
Section 2.2 prior to the effectiveness of such registration whether or not any Holder has elected to include securities in such registration. The Registration Expenses of such withdrawn registration shall be borne by the Company in accordance with Section 2.4 hereof.

          (d) Registrations effected pursuant to this Section 2.2 shall not be counted as Form S-3 registrations effected pursuant to Sections 2.3.

     2.3 Form S-3 Registration2.4 Form S-3 Registration. In case the Company shall receive from any Holder or Holders of a majority of the Registrable Securities (the "Initiating Holders") a written request or requests that the Company effect a registration on Form S-3 (or any successor to Form S-3) or any similar short-form registration statement and any related qualification or compliance with respect to all or a part of the Registrable Securities owned by such Holder or Holders, the Company will:

          (a) promptly give written notice of the proposed registration, and any related qualification or compliance, to all other Holders of Registrable Securities; and

          (b) as soon as practicable, effect such registration and all such qualifications and compliances as may be so requested and as would permit or facilitate the sale and distribution of all or such portion of such Holder's or Holders' Registrable Securities as are specified in such request, together with all or such portion of the Registrable Securities of any other Holder or Holders joining in such request as are specified in a written request given within fifteen (15) days after receipt of such written notice from the Company; provided, however, that the Company shall not be obligated to effect more than two (2) registrations on Form S-3 and shall not be obligated to effect any such registration, qualification or compliance pursuant to this Section 2.3:

               (i) if Form S-3 is not available for such offering by the Holders; or

               (ii) if the Holders, together with the holders of any other securities of the Company entitled to inclusion in such registration, propose to sell Registrable Securities and such other securities (if any) at an aggregate price to the public of less than one million dollars ($1,000,000) (unless the registration request is for all remaining Registrable Securities).

          (c) Subject to the foregoing, the Company shall file a Form S-3 registration statement covering the Registrable Securities and other securities so requested to be registered as soon as practicable after receipt of the request or requests of the Holders. If the registration statement under which the Company files under this Section 2.3 is an underwritten offering, the Company shall so advise the Holders of Registrable Securities. In such event the right of any Holder to be included in a registration pursuant to this Section
2.3 shall be conditioned upon such Holder's participation in such underwriting and the inclusion of such Holder's Registrable Securities in the underwriting to the extent provided herein. All Holders proposing to distribute their Registrable Securities through such underwriting shall enter into an underwriting agreement in customary form with the underwriter or underwriters selected for such underwriting by the Holders.

     2.4 Expenses of Registration. Except as specifically provided herein, all Registration Expenses incurred in connection with each registration under
Section 2.2 or Section 2.3 herein shall be borne by the Company. All Selling Expenses incurred in connection with any registrations hereunder, shall be borne by the holders of the securities so registered pro rata on the basis of the number of shares so registered. The Company shall not, however, be required to pay for (i) expenses of any registration proceeding begun pursuant to Section 2.3, the request of which has been subsequently withdrawn by the Initiating Holders unless (a) the withdrawal is based upon material adverse information concerning the Company of which the Initiating Holders were not aware at the time of such request or (b) the Holders of sixty-six and two-thirds percent (66 2/3%) of Registrable Securities agree to forfeit their right to one demand registration pursuant to Section 2.3, as applicable, in which event such right shall be forfeited by all Holders). If the Holders are required to pay the Registration Expenses, such expenses shall be borne by the holders of securities (including Registrable Securities) requesting such registration in proportion to the number of shares for which registration was requested. If the Company is required to pay the Registration Expenses of a withdrawn offering pursuant to clause (a) above, then the Holders shall not forfeit their rights pursuant to
Section  2.3  to  a  demand  registration.

     2.5  Obligations  of  the  Company.    Whenever  required   to   effect the
registration of any Registrable Securities, the Company shall, as expeditiously as reasonably possible:

          (a) prepare and, after a request or demand (as the case may be) for registration has been given to the Company, file with the Commission a registration statement with respect to such Registrable Securities and use its best efforts to cause such registration statement to become effective; provided, that the Company may discontinue any registration of its securities which is being effected pursuant to Section 2.2 at any time prior to the effective date of the registration statement;

          (b) prepare and file with the Commission such amendments and supplements to any registration statement referred to in clause (i) of this
Section 2.5 and the prospectus used in connection therewith as may be necessary to keep such registration statement effective for a period not in excess of one hundred eighty (180) days (except with respect to any registration statement filed pursuant to Rule 415 under the Securities Act if the Company is eligible to file a Form S-3 registration statement, in which case the Company shall use its best efforts to keep such registration statement effective and updated until such time as all of the Registrable Securities have been disposed of in accordance with the intended methods of disposition by the Holder or Holders set forth in such registration statement) and to comply with the provisions of the Securities Act with respect to the disposition of all Registrable Securities covered by such registration statement during such period in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such registration statement; provided, that before filing a registration statement or prospectus, or any amendments or supplements thereto, the Company will furnish to one counsel selected by the Holders holding a majority of the Registrable Securities covered by such registration statement to represent all Holders of Registrable Securities covered by such registration statement, copies of all documents proposed to be filed, which documents will be subject to the review of such counsel;

          (c)  if  such  registrable  securities  have not been registered under
Section 12 of the Exchange Act, prepare and, in any event within 40 days after a request for registration has been given to the Company, file with the Commission a registration statement with respect to such Registrable Securities under the Exchange Act and use its best efforts to cause such registration statement to become effective; provided, that the Company may discontinue any registration of its securities which is being effected pursuant to Section 2.2 at any time prior to the effective date of the registration statement;

          (d) furnish to each seller of such Registrable Securities such number of copies of any registration statement referred to in clause (i) of this
Section 2.5 and of each amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus included in such registration statement (including each preliminary prospectus and summary prospectus), and any other prospectus filed under Rule 424 under the Securities Act in conformity with the requirements of the Securities Act, and such other documents as such seller may reasonably request;

          (e) use its best efforts to register or qualify such Registrable Securities covered by any registration statement referred to in clause (i) of this Section 2.5 under such other securities or blue sky laws of such jurisdictions as each seller of such Registrable Securities shall reasonably request, and do any and all other acts and things which may be reasonably necessary or advisable to enable such seller to consummate the disposition in such jurisdictions of the Registrable Securities owned by such seller, except that the Company shall not for any such purpose be required to qualify generally to do business as a foreign corporation in any jurisdiction where, but for the requirements of this clause (v), it would not be obligated to be so qualified or to consent to general service of process in any such jurisdiction;

          (f) use its best efforts to cause such Registrable Securities covered by a registration statement to be registered with or approved by such other governmental agencies or authorities as may be necessary to enable the seller or sellers thereof to consummate the disposition of such Registrable Securities;

          (g) notify each seller of any such Registrable Securities covered by a registration statement, at any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the Company's becoming aware that the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing, and at the request of any such seller, prepare and furnish to such seller a reasonable number of copies of an amended or supplemental prospectus as may be necessary so that, as thereafter delivered to the sellers of such Registrable Securities, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing;

          (h) otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its security holders, as soon as reasonably practicable (but not more than eighteen months) after the effective date of the registration statement, an earnings statement which shall satisfy the provisions of Section 11(a) of the Securities Act and the rules and regulations promulgated thereunder;

          (i) use its best efforts to list such Registrable Securities on any securities exchange or automated quotation system if (A) requested by Holders holding a majority of such Registrable Securities and (B) such listing is then permitted under the rules of such exchange or system, and to provide a transfer agent and registrar for such Registrable Securities covered by a registration statement not later than the effective date of such registration statement;

          (j) enter into such customary agreements (including an underwriting agreement in customary form) and take such other actions as sellers of a majority of such Registrable Securities or the underwriters, if any, reasonably request in order to expedite or facilitate the disposition of such Registrable Securities;

          (k) obtain a "cold comfort" letter or letters from the Company's independent public accountants in customary form and covering matters of the type customarily covered by "cold comfort" letters as the seller or sellers of a majority of such Registrable Securities shall reasonably request;

          (l) obtain an opinion of counsel for the Company in customary form and covering matters of the type customarily covered in opinions of issuer's counsel as the seller or sellers of a majority of such Registrable Securities shall reasonably request; and

          (m) make available for inspection by any seller of such Registrable Securities covered by a registration statement, by any underwriter participating in any disposition to be effected pursuant to such registration statement and by any attorney, accountant or other agent retained by any such seller or any such underwriter, all pertinent financial and other records, pertinent corporate documents and properties of the Company, and cause all of the Company's officers, directors and employees to supply all information reasonably requested by any such seller, underwriter, attorney, accountant or agent in connection with such registration statement.

     2.6 Termination of Registration Rights. A Holder's registration rights shall expire if all Registrable Securities held by and issuable to such Holder (and its affiliates, partners, former partners, members and former members) may be sold under Rule 144 during any ninety (90) day period.

     2.7 Furnishing Information. It shall be a condition precedent to the obligations of the Company to take any action pursuant to Section 2.2 or 2.3 that the selling Holders shall furnish to the Company such information regarding themselves, the Registrable Securities held by them and the intended method of disposition of such securities as shall be required to effect the registration of their Registrable Securities.

     2.8  Indemnification.    In  the  event  any  Registrable  Securities   are
included in a registration statement under Sections 2.2 or 2.3:

          (a) To the extent permitted by law, the Company will indemnify and hold harmless each Holder, the partners, officers and directors of each Holder, any underwriter (as defined in the Securities Act) for such Holder and each person, if any, who controls such Holder or underwriter within the meaning of the Securities Act or the Exchange Act, against any losses, claims, damages, or liabilities (joint or several) to which they may become subject under the Securities Act, the Exchange Act or other federal or state law, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any of the following statements, omissions or violations (collectively a "Violation") by the Company: (i) any untrue statement or alleged untrue statement of a material fact contained in such registration statement, including any preliminary prospectus or final prospectus contained therein or any amendments or supplements thereto, (ii) the omission or alleged omission to state therein a material fact required to be stated therein, or necessary to make the statements therein not misleading, or (iii) any violation or alleged violation by the Company of the Securities Act, the Exchange Act, any state securities law or any rule or regulation promulgated under the Securities Act, the Exchange Act or any state securities law in connection with the offering covered by such registration statement; and the Company will pay as incurred to each such Holder, partner, officer, director, underwriter or controlling person for any legal or other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action; provided however, that the Company shall not be liable in any such case for any such loss, claim, damage, liability or action to the extent that it arises out of or is based upon a Violation which occurs in reliance upon and in conformity with written information furnished expressly for use in connection with such registration by such Holder, partner, officer, director, underwriter or controlling person of such Holder.

          (b) To the extent permitted by law, each Holder will, if Registrable Securities held by such Holder are included in the securities as to which such registration qualifications or compliance is being effected, indemnify and hold harmless the Company, each of its directors, its officers and each person, if any, who controls the Company within the meaning of the Securities Act, any underwriter and any other Holder selling securities under such registration statement or any of such other Holder's partners, directors or officers or any person who controls such Holder, against any losses, claims, damages or liabilities (joint or several) to which the Company or any such director, officer, controlling person, underwriter or other such Holder, or partner, director, officer or controlling person of such other Holder may become subject under the Securities Act, the Exchange Act or other federal or state law, insofar as such losses, claims, damages or liabilities (or actions in respect thereto) arise out of or are based upon any Violation, in each case to the extent (and only to the extent) that such Violation occurs in reliance upon and in conformity with written information furnished by such Holder under an instrument duly executed by such Holder and stated to be specifically for use in connection with such registration; and each such Holder will pay as incurred any legal or other expenses reasonably incurred by the Company or any such director, officer, controlling person, underwriter or other Holder, or partner, officer, director or controlling person of such other Holder in connection with investigating or defending any such loss, claim, damage, liability or action if it is judicially determined that there was such a Violation; provided, however, that in no event shall any indemnity under this
Section  2.8  exceed the net proceeds from the offering received by such Holder.

          (c)  Promptly after receipt by an indemnified party under this Section
2.8 of notice of the commencement of any action (including any governmental action), such indemnified party will, if a claim in respect thereof is to be made against any indemnifying party under this Section 2.8, deliver to the indemnifying party a written notice of the commencement thereof and the indemnifying party shall have the right to participate in, and, to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly noticed, to assume the defense thereof with counsel mutually satisfactory to the parties; provided, however, that an indemnified party shall have the right to retain its own counsel, with the fees and expenses to be paid by the indemnifying party, if representation of such indemnified party by the counsel retained by the indemnifying party would be inappropriate due to actual or potential differing interests between such indemnified party and any other party represented by such counsel in such proceeding. The failure to deliver written notice to the indemnifying party within a reasonable time of the commencement of any such action will not relieve it of any liability that it may have to any indemnified party otherwise than under this Section 2.8 except to the extent that the indemnifying party has been materially prejudiced.

          (d) If the indemnification provided for in this Section 2.8 is held by a court of competent jurisdiction to be unavailable to an indemnified party with respect to any losses, claims, damages or liabilities referred to herein, the indemnifying party, in lieu of indemnifying such indemnified party thereunder, shall to the extent permitted by applicable law contribute to the amount paid or payable by such indemnified party as a result of such loss, claim, damage or liability in such proportion as is appropriate to reflect the relative fault of the indemnifying party on the one hand and of the indemnified party on the other in connection with the Violation(s) that resulted in such loss, claim, damage or liability, as well as any other relevant equitable considerations. The relative fault of the indemnifying party and of the indemnified party shall be determined by a court of law by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission to state a material fact relates to information supplied by the indemnifying party or by the indemnified party and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission; provided, that in no event shall any contribution by a Holder hereunder exceed the net proceeds from the offering received by such Holder.

          (e) The obligations of the Company and Holders under this Section 2.8 shall survive completion of any offering of Registrable Securities in a registration statement and the termination of this agreement. No indemnifying party, in the defense of any such claim or litigation, shall, except with the consent of each indemnified party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect to such claim or litigation.

     2.9 Assignment of Registration Rights2.10 Assignment of Registration Rights. The rights to cause the Company to register Registrable Securities pursuant to this Section 2 may be assigned by a Holder to a permitted transferee or assignee of Registrable Securities which (a) is a subsidiary, parent, general partner, limited partner, retired partner, member or retired member of a Holder,
(b) is a Holder's family member or trust for the benefit of an individual Holder, or (c) is acquiring at least one hundred thousand (100,000) shares of Registrable Securities (as adjusted for stock splits and combinations); provided, however, (i) the transferor shall, at within ten (10) days after such transfer, furnish to the Company written notice of the name and address of such transferee or assignee and the securities with respect to which such registration rights are being assigned and (ii) such transferee shall agree to be subject to all restrictions set forth in this Agreement.

     2.10 Limitation on Subsequent Registration Rights. Other than as provided in Section 3.12, after the date of this Agreement, the Company shall not, without the prior written consent of the Holders of at least a majority (50.1%) of the Registrable Securities then outstanding, enter into any agreement with any holder or prospective holder of any securities of the Company that would grant such holder registration rights pari passu or senior to those granted to the Holders hereunder.

     2.11 "Holder Market Stand-Off" Agreement. (a) Each Holder hereby agrees that such Holder shall not sell, transfer, make any short sale of, grant any option for the purchase of, or enter into any hedging or similar transaction with the same economic effect as a sale, any Common Stock (or other securities) of the Company held by such Holder (other than those included in the registration) for a period specified by the representative of the underwriters of Common Stock of the Company not to exceed ninety (90) days following the effective date of a registration statement registering Common Stock; provided, that all officers and directors of the Company and holders of at least one percent (1%) of the Company's voting securities enter into similar agreements.

     (b) The Company hereby agrees that it will cause its officers and directors and holders of at least one percent (1%) of its voting securities not to sell, transfer, make any short sale of, grant any option for the purchase of, or enter into any hedging or similar transaction with the same economic effect as a sale, any Common Stock (or other securities) of the Company held by such officers and directors and holders of at least one percent (1%) of its voting securities (other than those included in the registration) for a period specified by the representative of the underwriters of Common Stock (or other securities) of the Company not to exceed ninety (90) days following the effective date of a registration statement of the Company filed under the Securities Act pursuant to
Section  2.3.

     2.12 Rule 144 Reporting. With a view to making available to the Holders the benefits of certain rules and regulations of the SEC which may permit the sale of the Registrable Securities to the public without registration, the Company agrees to use its best efforts to:

          (a) Make and keep public information available, as those terms are understood and defined in SEC Rule 144 or any similar or analogous rule promulgated under the Securities Act, at all times after the effective date of the first registration filed by the Company for an offering of its securities to the general public;

          (b) File with the SEC, in a timely manner, all reports and other documents required of the Company under the Exchange Act; and

          (c) So long as a Holder owns any Registrable Securities, furnish to such Holder forthwith upon request: a written statement by the Company as to its compliance with the reporting requirements of said Rule 144 of the Securities Act, and of the Exchange Act (at any time after it has become subject to such reporting requirements); a copy of the most recent annual or quarterly report of the Company; and such other reports and documents as a Holder may reasonably request in availing itself of any rule or regulation of the SEC allowing it to sell any such securities without registration.

SECTION 3.  Miscellaneous

     3.1 Survival. The representations, warranties, covenants, and agreements made herein shall survive the closing of the transactions contemplated hereby. All statements as to factual matters contained in any certificate or other instrument delivered by or on behalf of the Company pursuant hereto in connection with the transactions contemplated hereby shall be deemed to be representations and warranties by the Company hereunder solely as of the date of such certificate or instrument.

     3.2 Successors and Assigns. Except as otherwise expressly provided herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors or legal representatives of the parties hereto and shall inure to the benefit of and be enforceable by each person who shall be a holder of Registrable Securities from time to time and who has become a party to this Agreement by executing and delivering an additional counterpart signature page to this Agreement; provided, however, that prior to the receipt by the Company of adequate written notice (specifying the full name and address of any proposed transferee) of, and the written consent of the Company to, the transfer of any Registrable Securities, the Company may deem and treat the person listed as the holder of such shares in its records as the absolute owner and holder of such shares for all purposes, including the payment of dividends or any redemption price. Notwithstanding the foregoing, the Company may not assign this Agreement without the prior written consent of the Holders of at least a majority (50.1%) of the Registrable Securities.

     3.3 Entire Agreement. This Agreement constitutes the full and entire understanding and agreement between the parties with regard to the subjects hereof and no party shall be liable or bound to any other in any manner by any representations, warranties, covenants and agreements except as specifically set forth herein and therein.

     3.4 Third Party Beneficiaries. This Agreement is for the sole benefit of the parties hereto and not for the benefit of any third party.

     3.5 Severability. In the event one or more of the provisions of this Agreement should, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality, or unenforceability shall not affect any other provisions of this Agreement, and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

     3.6  Amendment  and  Waiver.

          (a) Except as otherwise expressly provided, this Agreement may be amended or modified only upon the written consent of the Company and the holders of at least a majority (50.1%) of the Registrable Securities.

          (b) Except as otherwise expressly provided, the obligations of the Company and the rights of the Holders under this Agreement may be waived only with the written consent of the holders of at least a majority (50.1%) of the Registrable Securities.

          (c) For the purposes of determining the number of Holders or Investors entitled to vote or exercise any rights hereunder, the Company shall be entitled to rely solely on the list of record holders of its stock as maintained by or on behalf of the Company.

     3.7 Delays or Omissions. It is agreed that no delay or omission to exercise any right, power, or remedy accruing to any Holder, upon any breach, default or noncompliance of the Company under this Agreement shall impair any such right, power, or remedy, nor shall it be construed to be a waiver of any such breach, default or noncompliance, or any acquiescence therein, or of any similar breach, default or noncompliance thereafter occurring. It is further agreed that any waiver, permit, consent, or approval of any kind or character on any Holder's part of any breach, default or noncompliance under the Agreement or any waiver on such Holder's part of any provisions or conditions of this Agreement must be in writing and shall be effective only to the extent specifically set forth in such writing. All remedies, either under this Agreement, by law, or otherwise afforded to Holders, shall be cumulative and not alternative.

     3.8 Notices. All notices required or permitted hereunder shall be in writing and shall be deemed effectively given: (a) upon personal delivery to the party to be notified, (b) when sent by confirmed facsimile if sent during normal business hours of the recipient; if not, then on the next business day, (c) five
(5) days after having been sent by registered or certified mail, return receipt requested, postage prepaid, or (d) one (1) day after deposit with a nationally recognized overnight courier, specifying next day delivery, with written verification of receipt. All communications shall be sent to the party to be notified at the address as set forth on the signature pages hereof or Exhibit A hereto or at such other address as such party may designate by ten (10) days advance written notice to the other parties hereto.

     3.9 Attorneys' Fees. In the event that any suit or action is instituted to enforce any provision in this Agreement, the prevailing party in such dispute shall be entitled to recover from the losing party all fees, costs and expenses of enforcing any right of such prevailing party under or with respect to this Agreement, including without limitation, such reasonable fees and expenses of attorneys and accountants, which shall include, without limitation, all fees, costs and expenses of appeals.

     3.10 Titles and Subtitles. The titles of the sections and subsections of this Agreement are for convenience of reference only and are not to be considered in construing this Agreement.

     3.11  Counterparts.    This  Agreement  may  be  executed  in any number of
counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

     3.12 Additional Investors. Notwithstanding anything to the contrary contained herein, if the Company shall issue additional Warrants pursuant to the Purchase Agreement (as contemplated by Section 2.3 of the Purchase Agreement), the purchaser of such Warrants may become a party to this Agreement by executing and delivering an additional counterpart signature page to this Agreement and shall be deemed an "Investor" hereunder.

     3.13  GOVERNING  LAW.    THIS  AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED
IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK (WITHOUT GIVING EFFECT TO ANY CHOICE OR CONFLICT OF LAWS PROVISIONS).

     3.14 CONSENT TO JURISDICTION. EACH INVESTOR AND THE COMPANY HEREBY IRREVOCABLY AND UNCONDITIONALLY SUBMITS TO THE JURISDICTION OF ANY FEDERAL OR STATE COURT OF NEW YORK SITTING IN NEW YORK CITY AND IRREVOCABLY AGREES THAT ALL ACTIONS OR PROCEEDINGS ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY SHALL BE LITIGATED EXCLUSIVELY IN SUCH COURTS. EACH INVESTOR AND THE COMPANY AGREES NOT TO COMMENCE ANY LEGAL PROCEEDING RELATED HERETO EXCEPT IN SUCH COURT. EACH INVESTOR AND THE COMPANY IRREVOCABLY WAIVES ANY OBJECTION WHICH HE OR IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUCH PROCEEDING IN ANY SUCH COURT and hereby further irrevocably and unconditionally waives and agrees not TO plead or claim in any such court that any such action, suit or proceeding brought in any such court HAS BEEN BROUGHT IN AN INCONVENIENT FORUM.

     3.15 WAIVER OF JURY TRIAL. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION DIRECTLY OR INDIRECTLY ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT. EACH PARTY HERETO (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF THE OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT THE OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT HE OR IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT, BY, AMONG OTHER

THINGS,  THE  MUTUAL  WAIVERS  AND  CERTIFICATIONS  IN  THIS  SECTION  3.15.

               [remainder of this page intentionally left blank.]

     In Witness Whereof, the parties hereto have executed this Registration Rights Agreement as of the date set forth in the first paragraph hereof.

                                       COMPANY:

                                       Gulfport  Energy  Corporation


                                       By:
                                          --------------------------------------
                                          Name:
                                          Title:
                                          Address:



                                       INVESTORS:

                                       Gulfport  Funding,  LLC


                                       By:
                                          --------------------------------------
                                          Name:
                                          Title:

                                          Address:





                                          --------------------------------------

                                       By:
                                          --------------------------------------
                                          Name:
                                          Title:

                                          Address:

                              Schedule of Investors
                              ---------------------

  [To be provided to each Investor after the close of the Offering on April 15,
                                      2002]

THE SECURITIES EVIDENCED HEREBY HAVE NOT BEEN REGISTERED UNDER FEDERAL OR APPLICABLE STATE SECURITIES LAWS AND INSTEAD ARE BEING ISSUED PURSUANT TO EXEMPTIONS CONTAINED IN SAID LAWS. THE SECURITIES REPRESENTED BY THIS CERTIFICATE MAY NOT BE TRANSFERRED UNLESS (1) A REGISTRATION STATEMENT WITH RESPECT TO SUCH SECURITIES SHALL BE EFFECTIVE UNDER THE SECURITIES ACT OF 1933 (THE "SECURITIES ACT") OR (2) GULFPORT ENERGY CORPORATION (THE "COMPANY") SHALL HAVE RECEIVED AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO IT THAT NO VIOLATION OF THE SECURITIES ACT OR SIMILAR STATE ACTS WILL BE INVOLVED IN SUCH TRANSFER; PROVIDED THAT IN THE EVENT SUCH SECURITIES ARE TRANSFERRED PURSUANT TO RULE 144, OR ANY SUCCESSOR RULE, UNDER THE SECURITIES ACT, NO SUCH OPINION SHALL BE REQUIRED UNLESS REQUESTED IN WRITING BY THE TRANSFER AGENT OF SUCH SECURITIES. THE SECURITIES EVIDENCED HEREBY ARE SUBJECT TO THE TERMS OF A CERTAIN SECURITIES PURCHASE AGREEMENT BY AND AMONG THE COMPANY AND CERTAIN STOCKHOLDERS IDENTIFIED THEREIN, PROVIDING, AMONG OTHER THINGS, FOR CERTAIN RESTRICTIONS ON TRANSFER WITHOUT THE CONSENT OF THE COMPANY. A COPY OF SUCH SECURITIES PURCHASE AGREEMENT MAY BE OBTAINED UPON WRITTEN REQUEST TO THE COMPANY.


                                    WARRANT

                                       TO

                              PURCHASE COMMON STOCK

                                       OF

                          GULFPORT ENERGY CORPORATION

     This certifies that, for good and valuable consideration, Gulfport Energy Corporation, a Delaware corporation (the "Company"), grants to [________] or its registered assigns (the "Warrantholder"), the right to subscribe for and purchase from the Company the number of duly authorized and validly issued fully paid and non-assessable shares of common stock, par value $0.01 per share, of the Company (the "Common Stock") set forth in Subsection 1.1 at the Exercise Price (as defined in Subsection 1.2). This Warrant shall be exercisable at any time, and from time to time, from and after the date hereof (the "Initial Exercise Date") to and including 5:00 P.M., Central Standard Time on the date that is ten years after the Initial Exercise Date (the "Expiration Date"). The Exercise Price and the number of Warrant Shares are subject to adjustment from time to time as provided in Section 6.

SECTION 1.  NUMBER  OF  WARRANT  SHARES;  EXERCISE  PRICE.

     1.1. NUMBER OF WARRANT SHARES. The Warrantholder shall initially have the right to subscribe for and purchase hereunder [__] shares of Common Stock

(the "Warrant Shares"). The number of Warrant Shares that the Warrantholder shall have the right to subscribe for and purchase from the Company is subject to adjustment as provided in Section 6.

     1.2. EXERCISE PRICE. The exercise price per Warrant Share shall be $4.00, subject to adjustment as provided in Section 6 (the "Exercise Price").

SECTION 2. DURATION AND EXERCISE OF WARRANT; LIMITATION ON EXERCISE; TAXES; TRANSFER; DIVISIBILITY.

     2.1. DURATION AND EXERCISE OF WARRANT. This Warrant is immediately exercisable on the Initial Exercise Date and may be exercised, in whole or in part, at any time and from time to time from and after the Initial Exercise Date to the Expiration Date. The rights represented by this Warrant may be exercised by the Warrantholder of record, in whole or in part, from time to time, by (a) surrender of this Warrant, accompanied by the Exercise Form annexed hereto (the "Exercise Form") duly executed by the Warrantholder of record and specifying the number of Warrants Shares to be purchased to the Company at the office of the Company located at 6307 Waterford Blvd., Suite 100, Oklahoma City, Oklahoma 73118, Attention: Lisa Holbrook, Esq. (or such other office or agency of the Company as it may designate by notice to the Warrantholder at the address of such Warrantholder appearing on the books of the Company), during normal business hours on any day (a "Business Day") other than a Saturday, Sunday or a day on which the New York Stock Exchange is authorized to close (a "Nonbusiness Day"), or after 9:00 A.M. Central Standard Time on the Initial Exercise Date, but not later than 5:00 P.M. Central Standard Time on the Expiration Date (or 5:00 P.M. on the next succeeding Business Day, if the Expiration Date is a Nonbusiness Day), (b) payment of the Exercise Price by (i) delivery to the Company in cash or by certified or official bank check in New York Clearing House Funds, of an amount equal to the Exercise Price for the number of Warrant Shares specified in the Exercise Form, (ii) delivery to the Company of such number of shares of Cumulative Preferred Stock, Series A, par value $0.01 per share, of the Company having a Liquidation Preference plus accrued and unpaid dividends, if any, equal to the Exercise Price for the number of Warrant Shares specified in the Exercise Form, (iii) a combination of (i) and (ii), or (iv)
notice that the Warrantholder elects to effect a cashless exercise as contemplated by Subsection 2.6, and (c) such documentation as to the identity and authority of the Warrantholder as the Company may reasonably request. Such Warrant Shares shall be deemed by the Company to be issued to the Warrantholder as the record holder of such Warrant Shares as of the close of business on the date on which this Warrant shall have been surrendered and payment made for the Warrant Shares as aforesaid. Certificates for the Warrant Shares specified in the Exercise Form shall be delivered to the Warrantholder as promptly as practicable, and in any event within ten (10) Business Days, thereafter. The stock certificates so delivered shall be in denominations as may be specified by the Warrantholder and shall be issued in the name of the Warrantholder or, if permitted by Subsection 2.4 and in accordance with the provisions thereof, such other name as shall be designated in the Exercise Form. If this Warrant shall have been exercised only in part, the Company shall, at the time of delivery of the certificates for the Warrant Shares, deliver to the Warrantholder a new Warrant evidencing the rights to purchase the remaining Warrant Shares, which new Warrant shall in all other respects be identical with this Warrant. No adjustments or payments shall be made on or in respect of Warrant Shares issuable on the exercise of this Warrant for any cash dividends paid or payable to holders of record of Common Stock prior to the date as of which the Warrantholder shall be deemed to be the record holder of such Warrant Shares.

     2.2. LIMITATION ON EXERCISE. If this Warrant is not exercised prior to 5:00 P.M. Central Standard Time on the Expiration Date (or the next succeeding Business Day, if the Expiration Date is a Nonbusiness Day), this Warrant, or any new Warrant issued pursuant to Subsection 2.1, shall cease to be exercisable and shall become void, and all rights of the Warrantholder hereunder shall cease.

     2.3. PAYMENT OF TAXES. The issuance of certificates for Warrant Shares shall be made without charge to the Warrantholder for any stock transfer or other issuance tax in respect thereto; provided, however, that the Warrantholder shall be required to pay any and all taxes which may be payable in respect of any transfer involved in the issuance and delivery of any certificates for Warrant Shares in a name other than that of the then Warrantholder as reflected upon the books of the Company.

     2.4. RESTRICTIONS ON TRANSFER. Neither this Warrant nor any of the Warrant Shares may be transferred or sold, in whole or in part, without the prior written consent of the Company and except in compliance with applicable United States federal and state securities laws. Subject to the foregoing, this Warrant and all rights hereunder are transferable, in whole or in part, by the Warrantholder and any such transfer is registrable at the office of the Company referred to in Subsection 7.6(a) by the Warrantholder in person or by its duly authorized attorney, upon surrender of this Warrant in accordance with Section
4. The Company may not transfer or assign any of its rights or obligations under this Warrant, or any portion thereof.

     2.5. DIVISIBILITY OF WARRANT. This Warrant may be divided into multiple warrants upon surrender at the office of the Company referred to in Subsection 7.6(a) on any Business Day, without charge to the Warrantholder.

     2.6. CASHLESS EXERCISE. At the option of the Warrantholder, the Warrantholder may exercise this Warrant, without a cash payment of the Exercise Price, through a reduction in the number of Warrant Shares issuable upon the exercise of the Warrant. Such reduction may be effected by designating that the number of the shares of Common Stock issuable to the Warrantholder upon such exercise shall be reduced by the number of shares having an aggregate Fair Market Value as of the date of exercise equal to the amount of the total Exercise Price for such exercise. For purposes of this Warrant, the "Fair Market Value" of the Common Stock on any date in question shall be the average closing sale price of the Common Stock on the principal stock exchange, stock market or quotation market on which the Common Stock is traded for the thirty
(30) Business Days immediately preceding such date, as quoted in The Wall Street Journal or other nationally recognized, reputable publication. If the Common Stock is not listed or qualified for trading or quotation on a stock exchange or stock market or national quotation system at such time, then the Fair Market Value shall be determined using such method as the Warrantholder and the Company shall agree. In connection with any cashless exercise, no cash or other consideration will be paid by the Warrantholder in connection with such exercise other than the surrender of the Warrant itself, and no commission or other remuneration will be paid or given by the Warrantholder or the Company in connection with such exercise.

Section 3.  RESERVATION  OF  SHARES.

     All Warrant Shares issued upon the exercise of the rights represented by this Warrant, upon issuance and payment of the Exercise Price in accordance with the terms of this Warrant, shall be validly issued, fully paid and non-assessable and free from all taxes, liens, security interests, charges and other encumbrances with respect to the issuance thereof other than taxes in respect of any transfer occurring contemporaneously with such issuance. The issuance of the Warrant Shares pursuant hereto will not be subject to, and will not violate, any preemptive or similar rights. During the period within which this Warrant may be exercised, the Company shall at all times have authorized and reserved, and keep available and free from preemptive or similar rights, a sufficient number of shares of Common Stock to provide for the exercise of this Warrant and of all other options or rights to purchase or subscribe for Common Stock and the conversion or exchange of all convertible or exchangeable securities of the Company.

SECTION 4.  EXCHANGE,  LOSS  OR  DESTRUCTION  OF  WARRANT.

     If permitted by Subsection 2.4 or 2.5, upon surrender of this Warrant to the Company with a duly executed instrument of assignment and funds sufficient to pay any transfer tax, the Company shall, without charge, execute and deliver a new Warrant of like tenor in the name of the assignee named in such instrument of assignment and this Warrant shall promptly be canceled. Upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Warrant, the Company will execute and deliver a new Warrant of like tenor.

Section 5.  OWNERSHIP  OF  WARRANT.

     The Company may deem and treat the person or entity in whose name this Warrant is registered as the holder and owner hereof (notwithstanding any notations of ownership or writing hereon made by anyone other than the Company) for all purposes and shall not be affected by any notice to the contrary, until presentation of this Warrant for registration of transfer as provided in Subsections 2.1 and 2.5 or in Section 4.

Section 6.  CERTAIN  ADJUSTMENTS.

     The Exercise Price at which Warrant Shares may be purchased hereunder and the number of Warrant Shares to be purchased upon exercise hereof are subject to change or adjustment as follows:

     6.1. NOTICE OF ADJUSTMENT. Whenever the number of Warrant Shares or the Exercise Price of such Warrant Shares is adjusted, as herein provided, the Company shall promptly send by first class mail, postage prepaid, to the Warrantholder, notice of such adjustment.

     6.2. PRESERVATION OF PURCHASE RIGHTS UPON MERGER, CONSOLIDATION. In case of any consolidation of the Company with or merger of the Company with or into another entity or in case of any sale, transfer or lease to another entity of all or substantially all the assets or stock of the Company, the Warrantholder shall have the right thereafter upon payment of the Exercise Price in effect immediately prior to such action to receive upon exercise of this Warrant the kind and amount of shares and other securities and property which such holder would have been entitled to receive after the happening of such consolidation, merger, sale, transfer or lease had this Warrant been exercised immediately prior to such action, and the Company or such successor or purchasing entity, as the case may be, shall execute with the Warrantholder an agreement to that effect. Such agreement shall provide for adjustments, which shall be as nearly equivalent as practicable to the adjustments provided for in this Section 6. The provisions of this Subsection 6.2 shall apply similarly to successive consolidations, mergers, sales, transfers or leases.

     6.3.   ADJUSTMENTS.

          (a) Stock Dividends, Distributions or Subdivisions. In the event the Company at any time or from time after the date hereof shall issue additional shares of Common Stock pursuant to a stock dividend, stock distribution, subdivision, share split or reclassification, then, and in each such case, concurrently with the effectiveness of such event, the Exercise Price in effect immediately prior to such event shall be proportionately decreased with the number of Warrant Shares purchasable upon exercise of this Warrant immediately prior to such event shall be proportionately increased.

          (b) Combinations or Consolidations. In the event the outstanding shares of Common Stock shall be combined or consolidated, by reclassification, reverse split or otherwise, into a lesser number of shares of Common Stock, concurrently with the effectiveness of such event, the Exercise Price in effect immediately prior to such event shall be proportionately increased and the number of Warrant Shares purchasable upon exercise of this Warrant immediately prior to such event shall be proportionately decreased.

          (c)  Issuance  of  Additional  Shares  of  Common  Stock.

               (i) In the event the Company at any time or from time to time after the date hereof shall issue or sell Additional Shares (as defined below) without consideration or for a consideration per share less than the Exercise Price in effect immediately prior to the issuance, then the Exercise Price shall be reduced to the price at which such Additional Shares are issued. The total number of shares of Common Stock to be purchased under the Warrant shall be increased by dividing the new Exercise Price into the aggregate exercise amount of the Warrant prior to the lowering of the Exercise Price.

               (ii) In the event the Company shall issue Additional Shares for a consideration per share less than the Fair Market Value of the Common Stock as of the date of such issuance, but greater than the Exercise Price in effect immediately prior to the issuance, then the Exercise Price shall be reduced (but in no event increased) to the amount determined by multiplying such Exercise Price by a fraction:

                    (A) the numerator of which is the number of shares of Common Stock outstanding immediately prior to the issuance of such Additional Shares plus the number of shares of Common Stock that the aggregate consideration, if any, received by the Company for the Additional Shares so issued would purchase at a price equal to the Fair Market Value of the Common Stock as of the date of issuance; and

                    (B) the denominator of which is the number of shares of Common Stock outstanding immediately prior to the issuance of such Additional Shares plus the number of Additional Shares so issued. The total number of shares of Common Stock to be purchased under the Warrant shall be increased by dividing the new Exercise Price into the aggregate exercise amount of the Warrant prior to the lowering of the Exercise Price.

              (iii) If  the Company issues Common Stock for  a consideration  in whole or in part other than cash, the consideration other than cash shall be deemed to be the fair value thereof as determined by mutual agreement of the Warrantholder and the Company.

               (iv) If the  Company  issues  options  or rights to  purchase  or subscribe for Common Stock, securities convertible into or exchangeable for Common Stock or options or rights to purchase or subscribe for such convertible or exchangeable securities, the following provisions shall apply for all purposes of calculating the number of shares of Common Stock outstanding under this Subsection 6.3 upon the Exercise of the Warrants:

                    (A) The aggregate maximum number of shares of Common Stock deliverable upon exercise (assuming the satisfaction of any conditions to exercisability including, without limitation, the passage of time, but without taking into account potential antidilution adjustments) of such options or rights to purchase or subscribe for Common Stock shall be deemed to have been issued at the time such options or rights were issued and for a consideration equal to the consideration, if any, received by the Company upon the issuance of such options or rights plus the exercise price provided in such options or rights (without taking into account potential antidilution adjustments) for the Common Stock covered thereby.

                    (B) The aggregate maximum number of shares of Common Stock deliverable upon conversion of or in exchange (assuming the satisfaction of any conditions to convertibility or exchangeability, including, without limitation, the passage of time, but without taking into account potential antidilution adjustments) for any such convertible or exchangeable securities, or options or rights to purchase or subscribe therefore, shall be deemed to have been issued at the time such securities were issued or such options or rights were issued and for consideration equal to the consideration, if any, received by the Company for any such securities and related options or rights (excluding any cash received on account of accrued interest or accrued dividends), plus the additional consideration, if any, to be received by the Company (without taking into account potential antidilution adjustments) upon the conversion or exchange of such securities or the exercise of any related options or rights.

                    (C) In the event of any change in the number of shares of Common Stock deliverable or in the consideration payable to the Company upon exercise of such options or rights or upon conversion of or in exchange for such convertible or exchangeable securities, including, but not limited to, a change resulting from the antidilution provisions thereof, the Exercise Price, to the extent previously adjusted upon the issuance of such options, rights or securities, shall be readjusted to reflect such change, but no further adjustment shall be made for the actual issuance of Common Stock or any payment of such consideration upon the exercise of any such options or rights or the conversion or exchange of such securities.

                    (D) Upon the expiration of any such options or rights, the termination of any such rights to convert or exchange or the expiration of any options or rights related to such convertible or exchangeable securities, the Exercise Price, to the extent previously adjusted upon the issuance of such options, rights or securities or options or rights related to such securities, shall be readjusted to reflect the issuance of only the number of shares of Common Stock (and convertible or exchangeable securities which remain in effect) actually issued upon the exercise of such options or rights, upon the conversion or exchange of such securities or upon the exercise of the options or rights related to such securities.

                    (E) The number of shares of Common Stock deemed issued and the consideration deemed paid therefore pursuant to Subsections 6.3(c)(iv)(A) and (B) shall be appropriately adjusted to reflect any change, termination or expiration of the type described in either Subsection 6.3(c)(iv)(C) or (D).

                    (F) Notwithstanding the foregoing provisions of this Subsection 6.3(c)(iv), the adjustments required by this Subsection 6.3 with respect to the issuance of options under employee benefit plans of the Company shall be made, in the aggregate, only after the Warrantholder has notified the Company that it intends to exercise this Warrant, in whole or in part, at which time the required adjustments shall be made with respect to all such options that shall have been issued on or prior to the date of such notice and remain outstanding (it being understood that if any such options are actually exercised prior thereto, the appropriate adjustments, if any, shall be made pursuant to the applicable provision of this subsection 6.3(c) at the time of exercise).

               (v) "Additional Shares" shall mean any shares of Common Stock issued (or deemed to have been issued as contemplated by Subsection 6.3(c)(iv)) by the Company on or after the date of this Warrant other than (i) the Common Stock issued upon exercise of the Warrants, (ii) the issuance and sale of, or the grant of options to purchase up to 100,000 shares (subject to adjustment in accordance with Section 6.3(a) or (b)) of Common Stock, after the date of this Warrant, to employees, directors or officers of, or bona fide by the Company's Board of Directors, and (iii) Common Stock issued pursuant to the exercise of any stock option, warrant or other right to purchase Common Stock outstanding on the date of this Warrant.

               (vi) "Warrants"  shall  mean  the warrants to  purchase shares of
                    Common  Stock  issued  by  the  Company   pursuant   to  the
                    Securities  Purchase  Agreement  (as  defined below).

Section 7.  MISCELLANEOUS.

     7.1. ENTIRE AGREEMENT. This Warrant was issued pursuant to the terms and conditions of a certain Securities Purchase Agreement, dated as of March 31, 2001, by and among the Company and, among others, the Warrantholder (the
"Securities  Purchase  Agreement").  This  Warrant  and  the Securities Purchase
Agreement constitute the entire agreement between the Company and the Warrantholder with respect to this Warrant and the Warrant Shares.

     7.2. BINDING EFFECTS; BENEFITS. This Warrant shall inure to the benefit of and shall be binding upon the Company, the Warrantholder, and each of their respective heirs, legal representatives, successors and assigns. Nothing in this Warrant, expressed or implied, is intended to or shall confer on any person entity other than the Company, the Warrantholder, and each of their respective heirs, legal representatives, successors or assigns, any rights, remedies, obligations or liabilities under or by reason of this Warrant.

     7.3 TRANSFER RESTRICTIONS; ASSIGNMENT. This Warrant may not be transferred, in whole or in part, without the prior written consent of the Company, which may be given or withheld in the Company's sole discretion.

     7.4. AMENDMENTS.   This Warrant may not be modified or amended except by  a
written  instrument  signed  by  the  Company  and  the  Warrantholder.

     7.3. SECTION AND OTHER HEADINGS. The section and other headings contained in this Warrant are for reference purposes only and shall not be deemed to be a part of this Warrant or to affect the meaning or interpretation of this Warrant.

     7.4. FURTHER ASSURANCES. Each of the Company and the Warrantholder shall do and perform all such further acts and things and execute and deliver all such other certificates, instruments and/or documents as any party hereto may reasonably request in connection with the performance of the provisions of this Warrant.

     7.5. NOTICES. All demands, requests, notices, and other communications required or permitted to be given under this Warrant shall be in writing and shall be deemed to have been duly given if delivered personally, sent by confirmed facsimile or sent by United States certified or registered first class mail, postage prepaid, to the parties hereto at the following addresses or at such other address as any party hereto shall hereafter specify by notice to the other party hereto:

     (a)     if  to  the  Company,  addressed  to:

             Gulfport  Energy  Corporation
             6307  Waterford  Blvd.,  Suite  100
             Oklahoma  City,  Oklahoma  73118
             Attention:  Lisa  Holbrook,  Esq.
             Telephone  No.:  (405)  848-8807
             Facsimile  No.:  (405)  848-8816

     (b) If to the Warrantholder or any other holder, addressed to the address of such person appearing on the books of the Company.

Except as otherwise provided herein, all such demands, requests, notices and other communications shall be deemed to have been received on the date of personal delivery thereof, the sending of confirmed facsimile thereof or on the third Business Day after the mailing thereof.

     7.6. SEPARABILITY. Any term or provision of this Warrant which is invalid or unenforceable in any jurisdiction shall be ineffective in such jurisdiction to the extent of such invalidity or unenforceability without rendering invalid or unenforceable any other term or provision of this Warrant or affecting the validity or enforceability of any of the terms or provisions of this Warrant in any other jurisdiction.

     7.7. FRACTIONAL SHARES. No fractional shares or scrip representing fractional shares shall be issued upon the exercise of this Warrant. With respect to any fraction of a share called for upon any exercise hereof, the Company shall pay to the Warrantholder an amount in cash equal to such fraction multiplied by the Fair Market Value of a share of Common Stock as of the date of such exercise.

     7.8. GOVERNING LAW; CONSENT TO JURISDICTION. This Warrant shall be governed by, and construed in accordance with, the laws of the State of New York (without giving effect to any choice or conflict of law provisions). Each of the parties hereby irrevocably and unconditionally submits to the jurisdiction of the courts of the State of New York and of the federal courts sitting in the State of New York in all actions or proceedings arising out of or relating to this Warrant. Each of the parties agrees that all actions or proceedings arising out of or relating to this Warrant must be litigated exclusively in any state or federal court in the City of New York, and accordingly, each party irrevocably waives any objection which it may now or hereafter have to the laying of the venue of any such litigation in any such court. Each of the parties hereby irrevocably and unconditionally waives its right to a jury trial in any action arising out of or relating to this Warrant.

     7.9. EQUITABLE RELIEF. The Company recognizes that, in the event the Company fails to perform, observe or discharge any of its obligations or liabilities under this Warrant, any remedy of law may prove to be inadequate relief to the Warrantholder or any other holder, and therefore, the Company agrees that the Warrantholder or any other holder, if it so requests, shall be entitled to temporary and permanent injunctive relief in any such case without the necessity of proving actual damages, in addition to any other remedies that may be available to it at law or in equity.

     7.10. EXPENSES AND ATTORNEYS' FEES. If, at any time or times, whether prior or subsequent to the date hereof, the Warrantholder employs counsel for advice or other representation or incurs reasonable legal and/or other costs and expenses in connection with:

     (a) the amendment, waiver or modification of any provision of this Warrant;

     (b) any litigation, contest, dispute, suite, proceeding or action (whether instituted by the Warrantholder, the Company or any other person) in any way relating to this Warrant, unless a court of competent jurisdiction finds in favor of the Company as the prevailing party, and awards court costs and attorneys' fees to the Company as such prevailing party; or

     (c) any attempt to enforce any rights of the Warrantholder against the Company or any other person that may be obligated to the Warrantholder by virtue of this Warrant in accordance with the terms of this Warrant;

then, in any such event, the reasonable attorneys' fees arising from such services and all reasonable expenses, costs, charges, and fees of counsel or of the Warrantholder in any way or respect arising in connection with or relating to any of the events or actions described in this subsection shall be payable on demand by the Company, to the Warrantholder.

     7.11. COUNTERPARTS. This Warrant may be separately executed in counterparts and by the different parties hereto in separate counterparts, each of which when so executed shall be deemed to constitute one and the same Warrant.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the Company and the initial Warrantholder have caused this Warrant to be signed by their duly authorized officers as of the _____ day of ________, 2002.


                                       GULFPORT  ENERGY  CORPORATION


                                       By:
                                          --------------------------------------
                                          Mike Liddell,  Chief Executive Officer


                                       WARRANTHOLDER


                                       By:
                                          --------------------------------------

                          GULFPORT ENERGY CORPORATION

                              WARRANT EXERCISE FORM

                     (To be executed upon exercise Warrant)

          The undersigned, the record holder of this Warrant, hereby irrevocably elects to exercise the right, represented by this Warrant, to purchase _________ of the Warrant Shares and herewith pays the Exercise Price in accordance with the terms of this Warrant by (check applicable boxes):

     [ ] tendering payment for such Warrant Shares to the order of GULFPORT ENERGY CORPORATION in the amount of $______________.

     [ ] delivering to the Company such shares of Cumulative Preferred Stock, Series A, par value $0.01 per share, having a Liquidation Preference (as defined in the Certificate of Designations for the Company's Cumulative Preferred Stock Series A) together with accrued and unpaid dividends of $_______.

     [ ] surrendering the undersigned's purchase rights with respect to ______ Warrant Shares, having an aggregate Fair Market Value as of the date of this exercise of $________________, which equals or exceeds the aggregate Exercise Price of the Warrant Shares being purchased, as permitted by subsection 2.6 of the Warrant. (The Company shall refund to the Warrantholder in cash any such excess value, not to exceed 99.9% of the Fair Market Value of one share of Common Stock).

The undersigned requests that a certificate for the Warrant Shares being purchased be registered in the name of ________________ and that such certificate be delivered to _____________.

     Date  _____________                    Signature  ________________________

                               FORM OF ASSIGNMENT

     FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers all of the rights of the undersigned under the within Warrant, with respect to the number of shares of Common Stock covered thereby set forth below, to:

     Name  of  Assignee          Address              No.  of  Shares
     ----------------------------------------------------------------








and hereby irrevocable constitutes and appoints ________________ as agent and attorney-in-fact to transfer said Warrant on the books of Gulfport Energy Corporation, with full power of substitution in the premises.


Dated  ____________________

In  the  presence  of

_________________________

                                   Name:  _________________________

                                   Signature:  _______________________
                                   Title  of Signing  Offer or  Agent (if  any):


                                   Address:  _________________________
                                             _________________________


Note: The above signature should correspond with the name on the face of the within Warrant.

                    CERTIFICATE OF DESIGNATIONS, PREFERENCES
                      AND RELATIVE, PARTICIPATING, OPTIONAL
                      AND OTHER SPECIAL RIGHTS OF PREFERRED
                      STOCK AND QUALIFICATIONS, LIMITATIONS
                            AND RESTRICTIONS THEREOF

                                       OF

                          GULFPORT ENERGY CORPORATION

                      CUMULATIVE PREFERRED STOCK, SERIES A

                            ------------------------

                         Pursuant to Section 151 of the
                General Corporation Law of the State of Delaware

                            -------------------------

     The following resolution has been duly adopted by the Board of Directors (such Board, including any committee thereof duly authorized to act on behalf of such Board, herein referred to as the "Board") of Gulfport Energy Corporation, a Delaware corporation (the "Corporation"), pursuant to the provisions of Section 151 of the General Corporation Law of the State of Delaware, which resolution remains in full force and effect as of the date hereof:

     RESOLVED that, pursuant to the authority expressly granted to and vested in the Board by the provisions of the Certificate of Incorporation of the Corporation, as amended (collectively, the "Certificate of Incorporation") to fix by resolution or resolutions the designation, number and voting powers, if any, of each series of Preferred Stock, par value $0.01 per share (the "Preferred Stock") of the Corporation and the preferences and relative, participating, optional and other special rights and qualifications, limitations and restrictions thereof, the Board hereby authorizes and creates a series of Preferred Stock on the terms and with the provisions (in addition to those set forth in the Certificate of Incorporation of the Corporation that are applicable to all Preferred Stock) as follows:

     SECTION 1. Designation, Number of Shares and Liquidation Preference. The series of Preferred Stock created by this resolution shall be designated the "Cumulative Preferred Stock, Series A" (the "Series A Preferred Stock"). The
number of authorized shares of Series A Preferred Stock shall be 15,000. The liquidation preference of each share of Series A Preferred Stock (the "Liquidation Preference") shall be $1,000.00.

     SECTION 2. Rank. The Series A Preferred Stock shall, as to the payment of dividends and the distribution of assets upon the liquidation, dissolution or winding up of the Corporation, rank (i) prior to the Common Stock, par value $.01 per share (the "Common Stock"), and any other capital stock, of the

Corporation (other than any other class or series of a class of capital stock of the Corporation the terms of which expressly provide that the shares thereof rank senior or on a parity as to the payment of dividends and the distribution of assets upon the liquidation, dissolution or winding up of the Corporation with the shares of the Series A Preferred Stock) (such securities, other than those described in the immediately preceding parenthetical clause, collectively referred to herein as the "Junior Securities") and (ii) on a parity with any other class or series of a class of capital stock of the Corporation the terms of which expressly provide that the shares thereof rank on a parity as to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Corporation with the shares of the Series A Preferred Stock (the "Parity Securities").

     SECTION 3. Dividends. (a) (i) The holders of outstanding shares of Series A Preferred Stock shall be entitled to receive, in preference to the holders of shares of Junior Securities, out of funds of the Corporation legally available for the payment of dividends, a cumulative dividend at the rate per annum of $120 per share of Series A Preferred Stock, subject to the provisions of Subsection (ii) below (the "Series A Preferred Dividend"). Dividends shall accrue and be payable quarterly, in arrears on each June 30, September 30, December 31, and March 31 (each a "Dividend Payment Date"), commencing on June 30, 2002. Each quarter, to the extent the Corporation has funds legally available, the Board of Directors of the Corporation shall declare and the Corporation shall pay the Series A Preferred Dividend to the holders of the Series A Preferred Stock. Each such quarterly dividend shall be cumulative and shall accumulate, whether or not earned or declared and whether or not there are funds of the Corporation legally available for payment of dividends, for the period (each, a "Dividend Period") commencing on and including the most recent Dividend Payment Date to which dividends have been paid or accumulated to but excluding the next succeeding Dividend Payment Date, except (x) that the Dividend Period terminating on June 30, 2002 (the "Initial Dividend Period") shall commence on and include the date of original issuance of the Series A Preferred Stock and (y) as otherwise provided in Sections 4 and 6 with respect to shares of Series A Preferred Stock that are redeemed or with respect to which distributions are made upon a Liquidation Transaction (as defined in Section 6).

     (ii) Dividends shall be payable, net of any amounts required to be withheld for or with respect to taxes, to holders of record as they appear on the stock books of the Corporation at the close of business on such record dates, not more than 60 days nor less than 10 days prior to the respective Dividend Payment Date, as shall be fixed by the Board. If any Dividend Payment Date is not a Business Day (as defined below), the quarterly dividend to be paid on such Dividend Payment Date shall be paid on the next following Business Day. A "Business Day" means any day that is not a Saturday, Sunday or other day on which commercial banks in New York City are required or authorized by law to be closed. Dividends shall be payable in cash; provided, however, the Board may, at its option, with respect to any Dividend Period ending on or prior to March 31, 2004, in lieu of declaring a cash dividend for such Dividend Period, declare a dividend payable in whole or in part in shares of Series A Preferred Stock, provided, further, that if the Board elects to pay such a dividend, the sum of
(1)  the  aggregate  Liquidation  Preference of the shares of Series A Preferred

Stock declared as a dividend, and (2) any cash so paid as a dividend shall equal 125% of the cash dividend accruing for such Dividend Period without regard to this and the preceding proviso. Accumulated and unpaid dividends for any past Dividend Periods shall be declared and paid at such time as the Corporation has funds legally available therefor, without reference to any Dividend Payment Date, to holders of record on such date, not exceeding 45 days preceding the payment date thereof, as may be fixed by the Board.

     (iii) Payments of dividends in cash shall be made in coin or currency of the United States that as of the date of payment shall be legal tender for payment of public and private debts by mailing a check to each holder of shares of Series A Preferred Stock at the address of such holder as shown on the stock books of the Corporation.

     (iv) Payments of dividends in Series A Preferred Stock shall be made by mailing within five (5) days of the relevant Dividend Payment Date to each holder of shares of Series A Preferred Stock at the address of such holder as shown on the stock books of the Corporation (a) a certificate or certificates representing the shares of Series A Preferred Stock to which such holder is entitled and (b) a check made payable for an amount corresponding to any fractional interest in a share of Series A Preferred Stock as provided in this clause (iv). All shares of Series A Preferred Stock issued and delivered pursuant to Subsection 3(a)(ii) will upon issuance by the Corporation and delivery be duly and validly issued, fully paid and nonassessable. If any shares of Series A Preferred Stock are listed on any national securities exchange, the Corporation shall, if permitted by the rules of such exchange, list the shares of Series A Preferred Stock to be delivered pursuant to Subsection 3(a)(ii), prior to such payment, on such exchange. The Corporation shall have the option of issuing fractional shares of Series A Preferred Stock or scrip representing fractional shares of Series A Preferred Stock upon payment of dividends or, in lieu thereof, paying a cash adjustment in respect of such fractional interest in an amount equal to that fraction of the Liquidation Preference. The Corporation shall pay all documentary, stamp, transfer or other transactional taxes attributable to the issuance or delivery of shares of Common Stock pursuant to this Section 3; provided that the Corporation shall not be required to pay any taxes payable in respect of any transfer involved in the issuance or delivery of any certificates representing such shares of Series A Preferred Stock in a name other than that of the holder of the shares of Series A Preferred Stock in respect of which such certificates are being issued and no such issuance or delivery shall be made unless and until the holder requesting such issuance has paid to the Corporation the amount of any such tax or has established to the reasonable satisfaction of the Corporation that such tax is not required to be paid.

     (b) Subject to the provisions of Subsection 3(a)(ii) above, the amount of dividends payable for each full Dividend Period for the Series A Preferred Stock shall be computed by dividing the annual cash dividend rate by four. The amount of dividends payable for the Initial Dividend Period, or any other period shorter or longer than a full Dividend Period, on the Series A Preferred Stock shall be computed on the basis of a 360-day year consisting of twelve 30-day months. Holders of shares of Series A Preferred Stock shall not be entitled to any dividends, whether payable in cash, property or stock, in excess of cumulative dividends, as herein provided, on the Series A Preferred Stock.

     (c) All dividends paid with respect to shares of Series A Preferred Stock shall be paid pro rata to the holders entitled thereto.

     (d) When dividends are not paid in full upon the Series A Preferred Stock, any dividends declared or paid upon shares of Series A Preferred Stock and any Parity Securities shall be declared or paid, as the case may be, pro rata so that the amounts of dividends declared or paid, as the case may be, per share on the Series A Preferred and such other Parity Securities in all cases bear to each other the same ratio that accumulated and unpaid dividends per share on the shares of Series A Preferred Stock and such other Parity Securities bear to each other. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on the Series A Preferred Stock, or any Parity Security, which may be in arrears.

     (e) Unless full cumulative dividends on the Series A Preferred Stock have been or contemporaneously are declared by the Board and paid or declared and an amount of cash or, to the extent permitted under Subsection 3(a)(ii), shares of Series A Preferred Stock, as the case may be, sufficient for the payment thereof set apart by the Corporation for all Dividend Periods terminating on or prior to the date of payment of dividends on any Junior Securities, no dividends shall be declared or paid or any sum set apart for such payment or any other distribution made on or with respect to such Junior Securities for any period, other than dividends payable or distributions made in shares of Junior Securities.

     (f) Unless full cumulative dividends on the Series A Preferred Stock have been or contemporaneously are declared by the board and paid or declared and an amount of cash or, to the extent permitted under Subsection 3(a)(ii), shares of Series A Preferred Stock, as the case may be, sufficient for the payment thereof set apart by the Corporation for all Dividend Periods terminating on or prior to the date of any event described in clause (x) or (y) of this Subsection 3(f), the Corporation shall not, and shall not permit its Subsidiaries to (x) redeem, purchase, retire or otherwise acquire for any consideration any shares of Series A Preferred Stock, unless (A) all shares of Series A Preferred Stock outstanding shall be redeemed or (B) the shares of Series A Preferred Stock are redeemed, purchased, retired or otherwise acquired pro rata from among the holders of the shares then outstanding or (y) redeem, purchase, retire or otherwise acquire for any consideration, or make any payment on account of a sinking fund or other similar fund for redemption, purchase, retirement or acquisition of, any Junior Securities or any Parity Securities, or any warrant, right or option to purchase any thereof, or make any distribution in respect thereof, directly or indirectly, whether in cash, obligations or securities of the Corporation or other property, except (i) in the case of Junior Securities, redemptions, purchases, retirements, acquisitions or distributions made in shares of Junior Securities or redemptions, purchases or acquisitions of shares of Common Stock for purposes of any employee benefit plan or program of the Corporation or any Subsidiary and (ii) in the case of Parity Securities, redemptions, purchases, retirements, acquisitions or distributions made pro rata so that the amounts redeemed, purchased, retired or otherwise acquired or paid or distributed in respect thereof, as the case may be, per share on the Series A Preferred Stock and such other Parity Securities in all cases bear to each other the same ratio that accumulated and unpaid dividends on the Series A Preferred Stock and such other Parity Securities bear to each other. A "Subsidiary" means any corporation, association or other business entity more than 50% of the shares of stock of any class or classes (or equivalent interests) of which is at the time owned by the Corporation or by one or more Subsidiaries of the Corporation or by the Corporation and one or more Subsidiaries of the Corporation, if the holders of the stock of such class or classes (or equivalent interests) are ordinarily, in the absence of contingencies, entitled to vote for the election of a majority of the directors (or Persons performing similar functions) of such business entity. A "Person" means any individual, corporation, limited liability company, partnership, firm, joint venture, association, joint stock company, trust, unincorporated organization, governmental or regulatory authority or other entity.

     SECTION 4. Redemption. (a) (i) To the extent the Corporation shall have funds legally available therefor, the Series A Preferred Stock shall be subject to redemption in cash, at the option of the Corporation, at any time, in part from time to time or in whole, at a price per share (the "Optional Redemption Price") equal to (x) 100% of the Liquidation Preference per share plus (y) an amount per share equal to all accrued and unpaid cash dividends thereon, whether or not declared or payable, to the date fixed by the Corporation for such redemption (an "Optional Redemption Date").

     (ii) On March 29, 2007 (the "Mandatory Redemption Date"), the Corporation shall redeem out of the assets of the Corporation legally available therefor, all of the shares of Series A Preferred Stock then outstanding at a price per share (the "Mandatory Redemption Price") payable in cash equal to (x) 100% of the Liquidation Preference per share plus (y) an amount per share equal to all accrued and unpaid dividends thereon, whether or not declared or payable, to the Mandatory Redemption Date.

     (b) (i) Notice of any redemption pursuant to Subsection 4(a) shall be given not less than 30 nor more than 60 days prior to the Optional Redemption Date or Mandatory Redemption Date, as the case may be, to each holder of record of the shares to be redeemed, by first class mail, postage prepaid, at such holder's address as the same appears on the stock records of the Corporation. Neither the failure to mail any such notice, nor any defect therein or in the mailing thereof, to any particular holder, shall affect the sufficiency of the notice or the validity of the proceedings for redemption with respect to the other holders. Any notice mailed in the manner herein provided shall be conclusively presumed to have been duly given on the date mailed, whether or not the holder receives the notice. Each such notice shall state, in addition to any information the Corporation deems appropriate: (i) the Optional Redemption Date or Mandatory Redemption Date, as the case may be; (ii) the number of shares of Series A Preferred Stock of such holder to be redeemed; (iii) the applicable redemption price; and (iv) the place or places where certificates for shares of Series A Preferred Stock are to be surrendered for redemption.

     (ii) In order to facilitate the redemption of the Series A Preferred Stock, the Board may cause the transfer books of the Corporation for the Series A Preferred Stock to be closed, not more than 60 days or less than 30 days prior to the Optional Redemption Date or Mandatory Redemption Date, as the case may be.

     (c) (i) From and after the Optional Redemption Date or Mandatory Redemption Date, as the case may be (unless the Corporation shall fail to set apart the cash necessary to effect such redemption), (x) except as otherwise provided herein, dividends on the shares of the Series A Preferred Stock so called for redemption shall cease to accrue, (y) such shares of Series A Preferred Stock shall no longer be deemed to be outstanding and (z) all rights of the holders thereof as holders of Series A Preferred Stock shall cease except as provided in clause (iii) of this Subsection 4(c).

     (ii) The Corporation's obligation to pay the Optional Redemption Price or the Mandatory Redemption Price in accordance with clause (i) of this Subsection 4(c) shall be deemed fulfilled if, on or before the Optional Redemption Date or Mandatory Redemption Date, as the case may be, the Corporation shall deposit with a bank or trust company that has an office in the borough of Manhattan, City of New York, and that has a capital and surplus of at least $50,000,000, cash in the amount of the Optional Redemption Price or Mandatory Redemption Price, as the case may be, in trust, with irrevocable instructions that such cash be applied to the redemption of the shares of Series A Preferred Stock called for redemption.

     (iii) Unless the Corporation defaults in the payment of the Optional Redemption Price or Mandatory Redemption Price, as the case may be, the shares of Series A Preferred Stock to be redeemed shall from and after the close of business on the Optional Redemption Date or the Mandatory Redemption Date, as the case may be, cease to accumulate dividends and the only right of the holders of such shares shall be to receive payment of the Optional Redemption Price or the Mandatory Redemption Price, as the case may be. No interest shall accrue for the benefit of the holders of Series A Preferred Stock to be redeemed on any sum set aside by the Corporation in connection with a redemption pursuant to this Section 4. Subject to applicable escheat laws, any cash unclaimed at the end of two years from the Optional Redemption Date or the Mandatory Redemption Date, as the case may be, shall revert to the general funds of the Corporation and, upon demand, such bank or trust company shall pay over to the Corporation such unclaimed cash, and thereupon such bank or trust company shall be relieved of all responsibility in respect thereof and any holder of Series A Preferred Stock shall look only to the general funds of the Corporation for the payment of such cash. Any interest accrued on cash deposited pursuant to this Subsection
4(c)  shall  be  paid  from time to time to the Corporation for its own account.

     (iv) As promptly as possible after the surrender of the certificates for any shares of Series A Preferred Stock redeemed pursuant to this Section 4 (with appropriate endorsements and any transfer documents reasonably requested by the corporation or any transfer agent designated by the Corporation), such certificates shall be exchanged for the Optional Redemption Price or Mandatory Redemption Price, as the case may be, for such shares.

     (d) In the event that the Corporation shall default in the payment of the Optional Redemption Price or Mandatory Redemption Price, as the case may be, the shares of Series A Preferred Stock so called for redemption shall thereafter be deemed to be outstanding and the holders thereof shall have all of the rights of a holder of Series A Preferred Stock; provided, however, that the Corporation shall pay such Optional Redemption Price or Mandatory Redemption Price, in whole or in part, as soon as it has funds legally available therefor.

     (e) Any fraction of a share of Series A Preferred Stock may be redeemed in the same manner in which a whole share of Series A Preferred Stock may be redeemed pursuant to this Section 4, provided that the cash payable upon the redemption of such fractional interest shall be determined by multiplying the cash payment upon the redemption of one share of Series A Preferred Stock by that fraction.

     (f) Upon any redemption of Series A Preferred Stock, the Corporation shall pay all accumulated and unpaid dividends (whether or not earned or declared) to but excluding the Optional Redemption Date or the Mandatory Redemption Date, as the case may be. If the Optional Redemption Date or the Mandatory Redemption Date, as the case may be, falls after a dividend payment record date and prior to the corresponding Dividend Payment Date, then each holder of Series A Preferred Stock at the close of business on such dividend payment record date shall be entitled to the dividend payable on such shares on the corresponding Dividend Payment Date (but without duplication of any amounts payable pursuant to the preceding sentence in respect of accumulated and unpaid dividends), notwithstanding the redemption of such shares before such Dividend Payment Date.

     (g) Payment of the Optional Redemption Price or the Mandatory Redemption Price, as the case may be, to a holder of shares of Series A Preferred Stock shall be made in coin or currency of the United States that as of the date of payment shall be legal tender for payment of public and private debts by mailing a check to such holder at the address of such holder as shown on the stock books of the Corporation.

     SECTION 5. Shares to be Retired. All shares of Series A Preferred Stock purchased or redeemed by the Corporation shall be retired and cancelled and shall be restored to the status of authorized but unissued shares of Preferred Stock, without designation as to series.

     SECTION 6. Liquidation. (a) The shares of Series A Preferred Stock shall rank prior to the shares of Junior Securities upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary (a "Liquidation Transaction"), so that in the event of any Liquidation Transaction, the holders of shares of Series A Preferred Stock then outstanding shall be entitled to receive out of the assets or surplus funds of the Corporation available for distribution to its stockholders, or proceeds thereof, whether from capital, surplus or earnings, before any distribution is made to holders of any Junior Securities, a liquidation preference in an amount per share of Series A Preferred Stock equal to the Liquidation Preference, plus an amount equal to all dividends (whether or not earned or declared) accumulated and unpaid on the shares of Series A Preferred Stock to the date of final distribution.

     (b) If, upon any Liquidation Transaction, the assets or surplus funds of the Corporation, or proceeds thereof, whether from capital, surplus or earnings, distributable among the holders of shares of Series A Preferred Stock and any Parity Securities then outstanding are insufficient to pay in full the preferential liquidation payments due to such holders, such assets, surplus funds or proceeds shall be distributable among such holders ratably in accordance with the amounts that would be payable on such shares of Series A
Preferred Stock and Parity Securities if all amounts payable thereon were payable in full.

     (c) Neither the consolidation, merger or other business combination of the Corporation with or into any other Person or Persons nor the sale or transfer of all or substantially all the assets of the Corporation shall be deemed to be a Liquidation Transaction.

     SECTION 7. Voting Rights. (a) The holders of shares of Series A Preferred Stock shall not be entitled to any voting rights except as provided in this
Section 7, the Certificate of Incorporation of the Corporation or as otherwise required by law.

     (b) So long as any shares of Series A Preferred Stock are outstanding, unless the vote or consent of the holders of a greater number of shares shall be required by law or by the Certificate of Incorporation, the affirmative vote of at least 66 2/3% of the votes entitled to be cast by the holders of the shares of Series A Preferred Stock given in person or by proxy, either in writing without a meeting or by vote at any meeting called for the purpose, shall be necessary for effecting or validating:

     (i) Any amendment, alteration or repeal of any of the provisions of the Certificate of Incorporation that adversely affects the voting powers, rights or preferences of the holders of the Series A Preferred Stock; provided, that the amendment of the provisions of the Certificate of Incorporation so as to authorize or create, or to increase the authorized amount of, any shares of any Junior Securities or any shares of any class of Parity Securities shall not be deemed to have a material adverse effect on the voting powers, rights or preferences of the holders of Series A Preferred Stock; or

     (ii) the authorization or creation of, or the increase in the authorized amount of, any shares of (x) any class or series of a class of capital stock of the Corporation the terms of which expressly provide that the shares thereof rank senior as to the payment of dividends or the distribution of assets upon the liquidation, dissolution or winding up of the Corporation to the shares of the Series A Preferred Stock (the "Senior Securities") or (y) any security convertible into, or exchangeable or exercisable for, shares of any Senior Securities;

provided, however, that no such vote of the holders of Series A Preferred Stock shall be required if the time when such amendment, alteration or repeal is to take effect, or when the issuance of any such Senior Securities or security convertible into, or exchangeable or exercisable for, Senior Securities is to be made, as the case may be, is after the Mandatory Redemption Date or an Optional Redemption Date for all outstanding shares of Series A Preferred Stock and the Mandatory Redemption Price or Optional Redemption Price of the Series A
Preferred Stock, as the case may be, shall have been irrevocably deposited as provided in clause (ii) of Subsection 4(c).

     For purposes of the foregoing provisions of this Section 7, each share of Series A Preferred Stock shall have one vote per share. Except as otherwise required by applicable law or as set forth herein, the shares of Series A Preferred Stock shall not have any relative, participating, optional or other special voting rights and powers and the consent of the holders thereof shall not be required for the taking of any corporate action.

                             *          *          *

     IN WITNESS WHEREOF, Gulfport Energy Corporation has caused this Certificate of Designations, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of its Cumulative Preferred Stock, Series A, to be duly executed by its ___________________________ and attested to by its Secretary and has caused its corporate seal to be affixed hereto, as of this _____ day of __________, 2002.



                                       -----------------------------------------
                                       Name:
                                       Title:


[Corporate  Seal]

ATTEST:

-------------------------------------
Name:
Title: