Form 10-Q
period 2002-06-30
GULFPORT ENERGY CORP
filed 2002-08-14
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of August 13, 2002 was 10,146,566.

                          GULFPORT ENERGY CORPORATION

                                TABLE OF CONTENTS

                           FORM 10-Q QUARTERLY REPORT


PART  I     FINANCIAL  INFORMATION

  Item  1  Financial  Statements

     Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001         4

     Statements of Income for the Three and Six Month Periods Ended
       June  30,  2002  and  2001  (unaudited)                                 5

     Statements of Common Stockholders' Equity for the Six Months Ended
       June  30,  2002  and  2001  (unaudited)                                 6

     Statements  of  Cash  Flows  for  the  Six  Months  Ended
        June  30,  2002  and  2001  (unaudited)                                7

     Notes  to  Financial  Statements                                          8

  Item  2  Management's  Discussion  and  Analysis  of  Financial
           Condition  and  Results  of  Operations                            13


PART  II    OTHER  INFORMATION

  Item  1  Legal  Proceedings                                                 23

  Item  2  Changes  in  Securities  and  Use  of  Proceeds                    23

  Item  3  Defaults  upon  Senior  Securities                                 24

  Item  4  Submission  of  Matters  to  a  Vote  of  Security  Holders        24

  Item  5  Other  Information                                                 24

  Item  6  Exhibits  and  Reports  on  Form  8-K                              24

           Signatures                                                         25

                          GULFPORT ENERGY CORPORATION



                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                             June 30, 2002 and 2001







              Forming a part of Form 10-Q Quarterly Report to the
                       Securities and Exchange Commission


This quarterly report on Form 10-Q should be read in conjunction with Gulfport Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

                          GULFPORT ENERGY CORPORATION

                                 BALANCE SHEETS

                                                     JUNE 30,      DECEMBER 31,
                                                       2002            2001
                                                    -----------    ------------
                                                    (UNAUDITED)
                                     ASSETS

Current  assets:
  Cash  and  cash  equivalents                      $  4,648,000   $  1,077,000
  Accounts receivable, net of allowance for
    doubtful accounts of $239,000 as of
    June  30,  2002  and December 31, 2001             1,361,000      1,096,000
  Accounts  receivable  -  related  party                254,000        160,000
  Prepaid  expenses  and  other  current  assets         181,000        253,000
                                                   -------------   ------------
          Total  current  assets                       6,444,000      2,586,000
                                                   -------------   ------------

Property  and  equipment:
  Oil  and  natural  gas properties                  108,002,000    103,344,000
  Other  property  and  equipment                      1,985,000      1,976,000
  Accumulated depletion, depreciation,
    amortization                                     (71,172,000)   (69,597,000)
                                                   -------------   ------------

          Property  and equipment, net                38,815,000     35,723,000
                                                   -------------   ------------

Other  assets                                          2,701,000      2,583,000
                                                   -------------   ------------

                                                   $  47,960,000  $  40,892,000
                                                   =============  =============

                      Liabilities and Stockholders' Equity

Current  liabilities:
  Accounts  payable  and  accrued  liabilities     $   3,591,000  $   2,637,000
  Note  payable  -  related  party                             -      3,000,000
  Current  maturities  of  long-term  debt               461,000      1,120,000
                                                   -------------   ------------

          Total  current  liabilities                  4,052,000      6,757,000
                                                   -------------   ------------

Long-term  debt                                          129,000        143,000
                                                   -------------   ------------

          Total  liabilities                           4,181,000      6,900,000
                                                   -------------   ------------

Commitments  and  contingencies                                -              -

Series A preferred stock dividend to be
   distributed                                           353,000              -

Redeemable 12% cumulative preferred stock,
  Series A, $.01 par value, with a redemption
  and liquidation value of $1,000 per share;
  15,000  and  0  authorized,  9,292  and  0
  issued and outstanding at June 30, 2002 and
  December  31, 2001,  respectively                    9,292,000              -

Preferred stock, $.01 par value; 4,985,000 and
  1,000,000 authorized at June 30, 2002 and
  December 31, 2001, respectively, none issued                 -              -

Common  stockholders'  equity:
  Common stock - $.01 par value, 20,000,000 and
  15,000,000 authorized, 10,146,566 issued and
  outstanding at June 30, 2002 and
  December  31,  2001,  respectively                     101,000        101,000
  Paid-in  capital                                    84,192,000     84,192,000
  Accumulated  deficit                               (50,159,000)   (50,301,000)
                                                   -------------   ------------

                                                      34,134,000     33,992,000
                                                   -------------   ------------

            Total liabilities and stockholders'
              equity                               $  47,960,000  $  40,892,000
                                                   =============  =============

                See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                 For the three              For the six
                               month ended June 30,     months ended June 30,
                                2002         2001        2002         2001
                             ---------    ----------   ----------   ----------
Revenues:
  Gas  sales                 $   127,000  $    32,000   $  188,000  $   166,000
  Oil and condensate sales     3,126,000    4,909,000    5,597,000    8,176,000
  Other  income                        -       12,000      234,000       61,000
                             -----------  -----------   ----------  -----------
                               3,253,000    4,953,000    6,019,000    8,403,000
                             -----------  -----------   ----------  -----------

Costs  and  expenses:
  Operating  expenses          1,136,000      978,000    2,390,000    2,571,000
  Production  taxes              366,000      567,000      647,000      944,000
  Depreciation, depletion,
    and  amortization            803,000    1,082,000    1,588,000    1,796,000
  General and administrative     472,000      403,000      825,000      860,000
                             -----------  -----------   ----------  -----------

                               2,777,000    3,030,000    5,450,000    6,171,000
                             -----------  -----------   ----------  -----------

INCOME FROM OPERATIONS:          476,000    1,923,000      569,000    2,232,000
                             -----------  -----------   ----------  -----------

OTHER  (INCOME)  EXPENSE:
  Gain on settlement of
    disputed  items                    -     (482,000)           -     (482,000)
  Interest  expense               13,000       72,000      106,000      169,000
  Interest  income               (22,000)     (34,000)     (32,000)     (87,000)
                             -----------  -----------   ----------  -----------
                                  (9,000)    (444,000)      74,000     (400,000)
                             -----------  -----------   ----------  -----------

INCOME BEFORE INCOME TAXES       485,000    2,367,000      495,000    2,632,000
                             -----------   ----------   ----------  -----------

INCOME TAX EXPENSE (BENEFIT):
  Current                        193,000      947,000      198,000    1,053,000
  Deferred                      (193,000)    (947,000)    (198,000)  (1,053,000)
                             -----------  -----------   ----------  -----------
                                       -            -            -            -
                             -----------  -----------   ----------  -----------

NET  INCOME                  $   485,000  $ 2,367,000   $  495,000  $ 2,632,000

Less:  Preferred Stock
  Dividends                     (353,000)            -    (353,000)           -
                             -----------  -----------   ----------  -----------

NET INCOME AVAILABLE TO
  COMMON  STOCKHOLDERS       $   132,000  $ 2,367,000   $  142,000  $ 2,632,000
                             ===========  ===========   ==========  ===========

NET INCOME PER COMMON SHARE:
  Basic                      $      0.01  $      0.23   $     0.01  $      0.26
                             ===========  ===========   ==========  ===========

  Diluted                    $      0.01  $      0.23   $     0.01  $      0.25
                             ===========  ===========   ==========  ===========


                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                    Statements of Common Stockholders' Equity
                                  (Unaudited)

                                                                         Additional
                                Preferred Stock       Common Stock         Paid-in     Accumulated
                                Shares   Amount     Shares    Amount       Capital       Deficit
                                ------   ------   ----------  ---------  -----------  -------------
Balance at December 31, 2000     -       $    -   10,145,400  $ 101,000  $84,190,000  $(55,718,000)
  Common  shares  issued         -            -        1,166          -        2,000             -
  Net  income                    -            -            -          -            -     2,632,000
                                ----     ------   ----------  ---------  -----------  ------------

Balance at June 30, 2001         -       $    -   10,146,566  $ 101,000  $84,192,000  $(53,086,000)
                                ====     ======   ==========  =========  ===========  ============

Balance at December 31, 2001     -       $    -   10,146,566  $ 101,000  $84,192,000  $(50,301,000)
  Net  income                    -            -            -          -            -       495,000
  Preferred stock dividends      -            -            -          -            -      (353,000)
                                ----     ------   ----------  ---------  -----------  ------------

Balance at June 30, 2002         -       $    -   10,146,566  $ 101,000  $84,192,000  $(50,159,000)
                                ====     ======   ==========  =========  ===========  ============

                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)

                                                         For the Six Months
                                                            Ended June 30,
                                                          2002          2001
                                                      -----------  ------------
Cash  flows  from  operating  activities:
  Net  income                                         $   495,000  $  2,632,000
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depletion, depreciation and amortization            1,575,000     1,796,000
    Amortization of debt issuance costs                    13,000             -
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable           (265,000)    1,851,000
    (Increase) decrease in accounts receivable
      - related                                           (94,000)            -
    (Increase) decrease in prepaid expenses                59,000       (15,000)
    (Decrease) increase in accounts payable
      and  accrued  liabilities                         1,217,000      (590,000)
    (Decrease) increase in other liabilities                    -             -
                                                      -----------  ------------
Net cash provided by operating activities               3,000,000     5,674,000
                                                      -----------  ------------

Cash  flows  from  investing  activities:
  (Additions) to cash held in escrow                     (118,000)     (128,000)
  (Additions)  to  other  assets                                -       (32,000)
  (Additions) to other property, plant and
    equipment                                              (9,000)       (5,000)
  (Additions) to oil and gas properties                (4,658,000)  (10,602,000)
                                                      -----------  ------------
Net cash used in investing activities                  (4,785,000)  (10,767,000)
                                                      -----------  ------------

Cash flows from financing activities:
  Borrowings on note payable - related party                    -     3,000,000
  Borrowings  on  note  payable                                 -       960,000
  Principal  payments on borrowings                      (673,000)     (327,000)
  Proceeds from issuance of preferred
    and  common stock                                   6,029,000         2,000
                                                      -----------  ------------
Net cash provided by financing activities               5,356,000     3,635,000
                                                      -----------  ------------

Net increase (decrease) in cash and cash equivalents    3,571,000    (1,458,000)

Cash and cash equivalents at beginning of period        1,077,000     3,657,000
                                                      -----------  ------------

Cash and cash equivalents at end of period            $ 4,648,000  $  2,199,000
                                                      ===========  ============

Supplemental disclosure of cash flow information:
  Interest  payments                                  $    26,000  $     29,000
                                                      ===========  ============

Supplemental  disclosure  of  non-cash  transactions:
  Repayment of note payable to related party through
    issuance  of  Series  A  Preferred  Stock         $ 3,000,000  $          -
                                                      ===========  ============

  Repayment of accrued interest due on note payable
    to related party through issuance of Series A
      Preferred  Stock                                $   263,000  $          -
                                                      ===========  ============

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

1.   ACCOUNTS  RECEIVABLE  -  RELATED  PARTY

     Included in the accompanying June 30, 2002 balance sheet are amounts receivable from entities that have similar controlling interests as those controlling the Company. These receivables represent amounts billed by the Company for general and administrative functions performed by Gulfport's personnel on behalf of the related party companies during 2001 and 2002. Gulfport has reduced its corresponding expenses for the three and six month periods ending June 30, 2002 by $98,000 and $213,000, respectively, billed to the companies for performance of these services.

2.   PROPERTY  AND  EQUIPMENT

     The major categories of property and equipment and related accumulated depreciation, depletion and amortization are as follows:

                                        June 30, 2002          December 31, 2001
                                        -------------          -----------------
Oil and gas properties                  $ 108,002,000           $ 103,344,000
Office furniture and fixtures               1,508,000               1,499,000
Building                                      217,000                 217,000
Land                                          260,000                 260,000
                                        -------------           -------------
Total property and equipment              109,987,000             105,320,000

Accumulated depreciation, depletion,
  amortization and impairment reserve     (71,172,000)            (69,597,000)
                                        -------------           -------------

Property and equipment, net             $  38,815,000           $  35,723,000
                                        =============           =============

                          GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


3.   OTHER  ASSETS

     Other  assets  consist  of  the  following:

                                            June 30, 2002     December 31, 2001
                                            -------------     -----------------
Plugging and abandonment escrow account
  on  the  WCBB  properties                  $ 2,390,000       $ 2,272,000
CD's  securing  letter  of  credit               200,000           200,000
Deposits                                         111,000           111,000
                                             -----------       -----------

                                             $ 2,701,000       $ 2,583,000
                                             ===========       ===========

4.   LONG-TERM  DEBT

     The building loan of $150,000 relates to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company's Louisiana headquarters. The building is 12,480 square feet with approximately 6,180 square feet of finished office area and 6,300 square feet of warehouse space. This building allows the Company to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

A  break  down  of  long-term  debt  is  as  follows:

                                            June 30, 2002     December 31, 2001
                                            -------------     -----------------
Note  payable                                $   440,000         $  1,100,000

Building  loan                                   150,000              163,000
                                             -----------         ------------

                                                 590,000            1,263,000

Less - current maturities of long term debt     (461,000)          (1,120,000)
                                             -----------         ------------

Debt reflected as long term                  $   129,000         $    143,000
                                             ===========         ============

5.   NOTE  PAYABLE  -  RELATED  PARTY

     On March 29, 2002, the outstanding balance of the Company's note payable due to Gulfport Funding, LLC ("Gulfport Funding") along with all related accumulated interest on the note, were retired through Gulfport Funding's participation in the Company's Private Placement Offering as described in Note 10.

6.   REVOLVING  LINE  OF  CREDIT

     On June 20, 2002, the Company entered into a line of credit with Bank of Oklahoma. Under the terms of the new agreement, the Company was extended a commitment to borrow up to $2,300,000. Amounts borrowed under the line bear interest at Chase Manhattan Prime plus 1%, with payments of interest on outstanding balances due monthly beginning August 1, 2002. Any principal amounts borrowed under the line will be due on July 1, 2003.

                          GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


7.   CASTEX  BACK-IN

     Gulfport sold its interest in the Bayou Penchant, Bayou Pigeon, Deer Island and Golden Meadow fields to Castex Energy 1996 Limited Partnership effective April 1, 1998 subject to a 25% reversionary interest in the partnership after Castex had received 100% of the initial investment. Castex informed Gulfport that the investment had paid out effective September 1, 2001. In lieu of a 25% interest in the partnership, Gulfport elected to take a proportionately reduced 25% working interest in the properties. During March, 2002 the Company received approximately $220,000 from Castex which the Company believes consists of sales income for the period after payout net of operating expenses, although the Company has not received confirmation of such. As a result, this amount received has been included in the accompanying statement of income for the six months ended June 30, 2002 as "Other Income".

8.   EARNINGS  PER  SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                          For the Three Months Ended June 30,
                         -------------------------------------------------------------------
                                        2002                                2001
                         --------------------------------    -------------------------------
                                                    Per                                  Per
                           Income      Shares     Share        Income       Shares     Share
                         ----------  ----------   -------    ---------    ----------  ------
Basic
  Income attributable to
  common  stock          $  132,000   10,146,566  $  0.01    $2,367,000   10,145,900  $  0.23
                                                  =======                             =======

Effect of dilutive
  securities:
    Stock  options                       273,741                      -      368,526

                         ----------    ----------            ----------   ----------

Diluted:
  Income attributable
    to common stock,
    after assumed
    dilutions            $  132,000   10,420,307  $  0.01    $2,367,000   10,514,426  $  0.23
                         ==========   ==========  =======    ==========   ==========  =======

                                           For the Six Months Ended June 30,
                         -------------------------------------------------------------------
                                        2002                                2001
                         --------------------------------    -------------------------------
                                                    Per                                  Per
                           Income      Shares     Share        Income       Shares     Share
                         ----------  ----------   -------    ---------    ----------  ------
Basic
  Income attributable to
     common  stock       $ 142,000    10,146,566  $  0.01    $2,632,000   10,145,651  $  0.26
                                                  =======                             =======

Effect of dilutive
  securities:
    Stock  options                       291,793                      -      350,026
                         ----------    ---------              ----------  ----------

Diluted:
  Income attributable
    to common stock,
    after  assumed
    dilutions            $ 142,000    10,438,359  $  0.01    $2,632,000   10,495,677  $  0.25
                         =========    ==========  =======    ==========   ==========  =======

Common stock equivalents not included in the calculation of diluted earnings per share above consists of 1,163,195 warrants issued at the time of the Company's reorganization. By their terms, these warrants expire in July 2002. Also not included in the calculation of 2002 diluted earnings per share are 108,625

                          GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


warrants issued in connection with the Company's revolving line of credit with Gulfport Funding, which was retired during March 2002, and 2,322,893 warrants issued in connection with the Company's Private Placement Offering as discussed in Note 10. These potential common shares were not considered in the calculation due to their anti-dilutive effect during the periods presented.

9.   COMMITMENTS

     Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March, 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties until abandonment obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of June 30, 2002, the plugging and abandonment trust totaled $2,390,000, including interest received during 2002 of approximately $15,000.

During March 2002, Gulfport began to fulfill its yearly plugging commitment of 20 wells at WCBB for the twelve-month period ending March 31, 2002. As of the date of this filing, the plugging had been completed.

During July 2002, the Company commenced its plugging commitment program for the twelve-month period ending March 31, 2003. As of the date of this filing, the plugging had been substantially completed.

10.  PRIVATE  PLACEMENT  OFFERING

     In March 2002, the Company commenced a Private Placement Offering of $10 million dollars consisting of 10,000 Units. Each Unit consists of (i) one (1) share of Cumulative Preferred Stock, Series A, of the Company (Preferred) and
(ii) a warrant to purchase up to 250 shares of common stock, par value $0.01 per share. Dividends accrue on the Preferred prior to the Mandatory Redemption Date at the rate of 12% per annum payable quarterly in cash or, at the option of the Company for a period not to exceed two (2) years from the Closing Date, payable in whole or in part in additional shares of the Preferred based on the Liquidation Preference of the Preferred at the rate of 15% per annum. No other dividends shall be declared or shall accrue on the Preferred. To the extent funds are legally available, the Company is obligated to declare and pay the dividends on the Preferred. The Warrants have a term of ten (10) years and an exercise price of $4.00. The Company is required to redeem the Preferred on the fifth anniversary of the first issuance and the Company may at its sole option, choose to redeem the Preferred at any time before the expiration of the five years. Accordingly, the Preferred issued in connection with this Offering is treated as redeemable stock in the accompanying balance sheet.

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

                          GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


     The  Offering  was  made  available  to  stockholders  (some  of  whom were affiliates) of the Company as of December 31, 2001 who were known to be accredited investors by the Company. Purchasers were able to participate up to their pro rata share of ownership in the Company as of December 31, 2001. The Offering's initial closing began March 29, 2002 and continued until April 15, 2002, with a total subscription of $9,292,000 or 9,291.85 units. Mike Liddell, the Company's Chief Executive Officer, shall have the option until September 30, 2002 to subscribe for his proportionate share of the Offering.

     On March 29, 2002, Gulfport Funding, LLC, participated in the Offering through a conversion of its $3.0 million dollar loan along with the accumulated interest due from the Company for 3,262.98 Units. Additionally, on March 29, 2002 entities controlled by the majority shareholder initially funded a share of the Preferred Offering in the amount of $2,738,000.

11.  DIVIDENDS  ON  SERIES  A  PREFERRED  STOCK

     As discussed in Note 10, the Company may, at its option, accrue additional shares of Preferred for the payment of dividends at a rate of 15% per annum rather than accrue cash dividends payable at a rate of 12% per annum during the initial two years following the closing date of its Offering. The Company has chosen to do so for the six months ended June 30, 2002 and has therefore accrued
353.29 additional shares payable as of that date related to the Preferred Stock Series A shares issued and outstanding during that time period. These dividends payable were calculated based upon the $1,000 per share redemptive value and are reflected as "Series A preferred stock dividends to be distributed" in the accompanying balance sheet.

12.  RECLASSIFICATIONS

     Certain reclassifications have been made to the 2001 financial statements presentation in order to conform to the 2002 financial statements presentation.

13.  SUBSEQUENT  EVENTS

     On August 8, 2002, the Company executed a 60-month lease on 12,035 square feet of office space to commence on or around November 1, 2002. Payments due under the lease during its term are as follows:



                        For the 12 months ended June 30:
                        --------------------------------
                      2003                          $  144,000
                      2004                             217,000
                      2005                             217,000
                      2006                             217,000
                      2007                             217,000
                      2008                              71,000
                                                    ----------

                      Total                         $1,083,000
                                                    ==========

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

     The following discussion is intended to assist in an understanding of the Company's financial position as of June 30, 2002 and its results of operations for the three and six-month periods ended June 30, 2002 and 2001. The Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 2001 annual report on Form 10-K.

Overview

Gulfport is an independent oil and gas exploration and production company with properties located in the Louisiana Gulf Coast. Gulfport has a market enterprise value (the Company's diluted shares multiplied by the trading price plus long-term debt less cash and short-term investments on a given day) of approximately $25.5 million dollars on August 12, 2002 and generated EBITDA (earnings before interest, taxes and depletion, depreciation and amortization) of $1.3 million and $3.0 million dollars for the six months ended June 30, 2002 and 2001, respectively.

As of January 1, 2002, the Company had in excess of 28.9 MMBOE proved reserves with a present value (discounted at 10%) of estimated future net reserves of $130 million dollars and a standardized measure of discounted future net cash flows of $128.9 million dollars.

Gulfport is actively pursuing further development of its properties in order to fully exploit its reserves. The Company has a portfolio of developmental projects for the next several years. Gulfport's developmental program is designed to penetrate several producing horizons increasing the probability of success.

Additionally, Gulfport owns 3-D seismic data which will be used by the Company's
geophysicists  and   geologists  to  identify  exploratory  prospects  and  test undrilled  fault  blocks  in  its  existing  fields.

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

     As of June 30, 2002, there have been 877 wells drilled at WCBB, and of these; 38 are currently producing, 299 are shut-in and 5 are utilized as salt water disposal wells. The balance of the wells (or 535) have been plugged and abandoned.

     Activity  for  the  Six  Months  Ended  June  30,  2002

     During the first quarter of 2002, Gulfport performed two re-completions and one workover at the West Cote Blanche Bay Field. Some of this work commenced during the fourth quarter of 2001.

     In March 2002, Gulfport began work on the yearly 20 well plugging commitment at West Cote Blanche Bay. As of the date of this filing, the plugging had been completed.

     During July 2002, the Company commenced its plugging commitment program for the twelve-month period ending March 31, 2003. As of the date of this filing, the plugging had been substantially completed.

     Gulfport began a seven well drilling program in April and finished it in July of 2002. The Company completed and is currently producing five wells drilled during the program. Four of the five wells that are currently producing are directional wells that were steered by downhole motors so as to encounter multiple hydrocarbon targets at the best structural position possible. The four directional wells drilled during this program encountered a total of 328 feet of net pay with a combined initial production rate of 460 barrels of oil, 548 mcf of gas and 233 barrels of water per day. The other well in this program was a horizontal well designed to test the theory that a lateral well in the West Cote

Blanche Bay Field could be drilled and completed in loosely consolidated sands at shallow depths (2,500'). Most vertical wells drilled in the field to similar depths experience early water encroachment that causes diminished oil production rates and recoveries. The Company utilized advanced drilling and completion equipment and techniques to bring this well on line. The horizontal well was drilled approximately 375 feet horizontally in the top of the target zone to allow the well to produce oil at a higher rate while minimizing water production. This well had initial production of 124 barrels of oil per day, 19 mcf of gas and no water production. The Company feels there are other portions of the field that are suitable for horizontal well development. Gulfport drilled two non-productive wells in the most recent drilling program. One of these wells was a shallow exploratory well drilled near the lease boundary, while the other well encountered the target zones but the zones were deemed to be too thin to justify completion.

     During June 2002, Gulfport's net current daily production in this field averaged 1,056 barrels of oil equivalent.

Hackberry  Fields

     Background

     The Hackberry fields are located along the shore of Lake Calcasieu in Cameron Parish, Louisiana. The Hackberry Field is a major salt intrusive feature, elliptical in shape with East Hackberry on the east end of the ridge with West Hackberry located on the western end of the ridge. There are over 30 pay zones in this field. The salt intrusion formed a series of structurally complex and steeply dipping fault blocks in the Lower Miocene and Oligocene age rocks. These fault blocks serve as traps for hydrocarbon accumulation. The Camerina Sand series, of Oligocene age has had historical cumulative production of up to 1-2 MMBOE per well. West Hackberry consists of a series of fault-bounded traps in the Oligocene-age Vincent and Keough sands associated with the Hackberry Salt Ridge.

      The East Hackberry field was discovered in 1926 by Gulf Oil Company (now Chevron Corporation) by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 1999 was 111 million barrels of oil with casinghead gas production being 60 billion cubic feet of gas. There have been a total of 170 wells drilled on Gulfport's portion of the field with 17 having current daily production; 3 produce intermittently; 69 wells are shut-in and 4 wells have been converted to salt water disposal wells. The remaining 77 wells have been plugged and abandoned.

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

     Activity  for  the  Six  Months  Ended  June  30,  2002

     During the first quarter of 2002, Gulfport worked over one salt-water disposal well at the East Hackberry Field. The Company also commenced a four well plugging program on the State Lease 50 portion of East Hackberry and completed the work in the second quarter.

     During the fourth quarter of 2002, Gulfport plans to drill a new saltwater disposal well at State Lease 50. The Company also plans to workover four wells on the M. P. Erwin portion of East Hackberry and recomplete one well at State Lease 50.

     During June 2002, total net production per day for both Hackberry fields averaged 269 barrels of oil equivalent.

Castex  Back-In

     Gulfport sold its interest in the Bayou Penchant, Bayou Pigeon, Deer Island and Golden Meadow fields to Castex Energy 1996 Limited Partnership effective April 1, 1998 subject to a 25% reversionary interest in the partnership after Castex had received 100% of the initial investment. Castex informed Gulfport that the investment had paid out effective September 1, 2001. In lieu of a 25% interest in the partnership, Gulfport elected to take a proportionately reduced 25% working interest in the properties. During March, 2002 the Company received approximately $220,000 from Castex which the Company believes consists of sales income for the period after payout net of operating expenses, although the Company has not received confirmation of such. As a result, this amount received has been included in the accompanying statement of income for the six months ended June 30, 2002 as "Other Income".

The following financial table recaps the Company's operating activity for the three and six-month periods ended June 30, 2002 as compared to the same periods in 2001.


FINANCIAL  DATA  (unaudited):

                                Three Month Ended        Six Months Ended
                                     June 30,                 June 30,
                                 2002         2001        2002         2001
                             -----------  -----------  -----------  -----------
Revenues:
  Gas  sales                 $   127,000  $    32,000   $  188,000  $   166,000
  Oil and condensate sales     3,126,000    4,909,000    5,597,000    8,176,000
  Other  income, net              22,000       46,000      266,000      148,000
                             -----------  -----------   ----------  -----------
                               3,275,000    4,987,000    6,051,000    8,490,000
                             -----------  -----------   ----------  -----------

Expenses:
  Lease operating expenses     1,136,000      978,000    2,390,000    2,571,000
  Production  taxes              366,000      567,000      647,000      944,000
  General and administrative     472,000      403,000      825,000      860,000
                             -----------  -----------   ----------  -----------
                               1,974,000    1,948,000    3,862,000    4,375,000

EBITDA (1)                     1,301,000    3,039,000    2,189,000    4,115,000

Depreciation, depletion
  and amortization               803,000    1,082,000    1,588,000    1,796,000
                             -----------  -----------   ----------  -----------

Income before interest
  and taxes                      498,000    1,957,000      601,000    2,319,000

Gain on settlement of
  disputed items                       -      482,000            -      482,000

Interest expense                 (13,000)     (72,000)    (106,000)    (169,000)
                             -----------  -----------   ----------  -----------

Income before taxes              485,000    2,367,000      495,000    2,632,000

Income tax expense (benefit):
  Current                        193,000      947,000      198,000    1,053,000
  Deferred                      (193,000)    (947,000)    (198,000)  (1,053,000)
                             -----------  -----------   ----------  -----------

Net income                   $   485,000  $ 2,367,000   $  495,000  $ 2,632,000

Less:  Preferred stock
  dividends                     (353,000)           -     (353,000)           -
                             -----------  -----------   ----------  -----------

Net income available to
  common shareholders        $   132,000  $ 2,367,000   $  142,000  $ 2,632,000
                             ===========  ===========   ==========  ===========

Per common share data:
  Net income                 $      0.01  $      0.23   $     0.01  $      0.26
                             ===========  ===========   ==========  ===========

Weighted average common
  shares                      10,146,566   10,145,900   10,146,566   10,145,651
                             ===========  ===========   ==========  ===========

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

                              RESULTS OF OPERATIONS


Comparison  of  the  Three  Months  Ended  June  30,  2002  and  2001

     During the three months ended June 30, 2002, the Company reported net income of $.5 million, a decrease from net income of $2.4 million for the corresponding period in 2001. This decrease is primarily due to the following factors:

     Oil and Gas Revenues. For the three months ended June 30, 2002, the Company reported oil and gas revenues of $3.3 million, a decrease from $4.9 million for the comparable period in 2001. This decrease was due principally to a decrease in oil production from 177 mbbls to 122 mbbls for the three months ended June 30, 2001 and 2002, respectively. This decrease in production was primarily a result of expected decline rates from the initial targeted zones of wells drilled last year and from decline rates of the older existing producing wells. In addition, there was a decrease in total revenues due to lower oil prices for the three months ended June 30, 2002 as compared to the same period in 2001.

 The following table summarizes the Company's oil and gas production and related pricing for the three months ended June 30, 2002 and 2001:

                                                Three  Months  Ended  June  30,
                                                -------------------------------
                                                       2002        2001
                                                       ----        ----
      Oil  production  volumes  (Mbbls)                122          177
      Gas  production  volumes  (Mmcf)                  28           12
      Average  oil  price  (per  Bbl)               $25.67       $27.68
      Average  gas  price  (per  Mcf)               $ 4.48       $ 2.72

     Operating Expenses. Lease operating expenses increased $.2 million from $1.0 million for the three months ended June 30, 2001 to $1.1 million for the comparable period in 2002. This increase was due primarily to slight increases in field supervision and other miscellaneous expenses as a result of the new wells drilled and completed during 2001. These increases were partially offset by decreases in gas lift costs for the three months ended June 30, 2002 as compared to the same period in 2001. This decrease in gas lift costs was a result of lower volumes used and lower prices paid for gas used for gas lift during 2002 as compared to the same period in 2001.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $.3 million from $1.1 million for the three months ended June 30, 2001 to $.8 million for the comparable period in 2002. This decrease was attributable primarily to an decrease in production to 127 MBOEs for the three months ended June 30, 2002 as compared to 179 MBOEs for the same period in 2001.

     General and Administrative Expenses. General and administrative expenses increased slightly from $.4 million for the three months ended June 30, 2001 to $.47 million for the comparable period in 2002. This increase is due mainly to legal expenses incurred for the preferred rights offering completed during April 2002. Overall increases in the Company's salaries and benefits were offset by general and administrative expense reimbursement of $.1 million by entities that have similar controlling interests as those controlling the Company.

     Interest Expense. Interest expense decreased from $.07 million for the three months ended June 30, 2001 to $.01 million for the comparable period in 2002. This decrease was primarily the result of the payoff of the loan from a related party. See Note 5 to Financial Statements. In addition, at June 30, 2002, the Company had reduced the outstanding balance on its existing credit facility with Bank of Oklahoma from $1.65 million at June 30, 2001, to $.44 million on June 30, 2002.

     Income Taxes. As of December 31, 2001, the Company had a net operating loss carryforward of approximately $83 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $47 million, which was fully reserved by a valuation allowance at that date.
Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $193,000 was provided for the three-month period ended June 30, 2002, which was fully offset by an equal income tax benefit due to operating loss carryforwards.

Comparison  of  the  Six  Months  Ended  June  30,  2002  and  2001

     During the six months ended June 30, 2002, the Company reported net income of $.5 million, a decrease from net income of $2.6 million for the corresponding period in 2001. This decrease is primarily due to the following factors:

     Oil and Gas Revenues. For the six months ended June 30, 2002, the Company reported oil and gas revenues of $5.8 million, a decrease from $8.3 million for the comparable period in 2001. This decrease was due to a decrease in oil production from 291 mbbls to 244 mbbls for the six months ended June 30, 2001 and 2002, respectively. This decrease in production was primarily a result of expected decline rates from the initial targeted zones of wells drilled last year and from decline rates of the older existing producing wells. In addition, there was a decrease in total revenues due to lower product prices from $28.27 per MBOE to $22.86 per MBOE for the six months ended June 30, 2001 and 2002 respectively

 The following table summarizes the Company's oil and gas production and related pricing for the six months ended June 30, 2002 and 2001:

                                                Six   Months   Ended  June  30,
                                                -------------------------------
                                                       2002        2001
                                                       ----        ----
      Oil  production  volumes  (Mbbls)                244          291
      Gas  production  volumes  (Mmcf)                  57           25
      Average  oil  price  (per  bl)                $22.90       $28.13
      Average  gas  price  (per  Mcf)               $ 3.30       $ 6.77

     Operating Expenses. Lease operating expenses decreased $.2 million from $2.6 million for the six months ended June 30, 2001 to $2.4 million for the comparable period in 2002. These decreases were primarily attributable to decreases in gas lift costs for the six months ended June 30, 2002 as compared to the same period in 2001. This decrease in gas lift costs was a result of lower volumes used and lower prices paid for gas used for gas lift during 2002 as compared to the same period in 2001. These decreases were partially offset by slight increases in field supervision and other miscellaneous expenses as a result of the new wells drilled and completed during 2001.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $.2 million from $1.8 million for the six months ended June 30, 2001 to $1.6 million for the comparable period in 2002. This decrease was attributable primarily to a decrease in production to 254 MBOEs for the six months ended June 30, 2002 as compared to 295 MBOEs for the same period in 2001.

     General and Administrative Expenses. General and administrative expenses decreased slightly from $.86 million for the six months ended June 30, 2001 to $.83 million for the comparable period in 2002. Overall increases in the Company's salaries and benefits were almost entirely offset by general and administrative expense reimbursement of $.2 million by entities that have similar controlling interests as those controlling the Company.

     Interest Expense. Interest expense decreased from $.17 million for the six months ended June 30, 2001 to $.1 million for the comparable period in 2002. This decrease was primarily the result of the payoff of the loan from a related party. See Note 5 to Financial Statements. In addition, at June 30, 2002, the Company had reduced its outstanding balance on its existing line of credit.

     Income Taxes. As of December 31, 2001, the Company had a net operating loss carryforward of approximately $83 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $47 million, which was fully reserved by a valuation allowance at that date.
Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $198,000 was provided for the six-month period ended June 30, 2002, which was fully offset by an equal income tax benefit due to operating loss carryforwards.

Capital  Expenditures,  Capital  Resources  and  Liquidity

      Net cash flow provided by operating activities for the six-month period ended June 30, 2002 was $3.0 million, as compared to net cash flow provided of $5.7 million for the comparable period in 2001. This decrease was primarily due to a decrease in the Company's net income related to a decline in oil and gas volumes produced and sold as well as a decline in oil prices.

     Net cash used in investing activities during the six months ended June 30, 2002 was $4.8 million as compared to $10.8 million used during the same period of 2001. This decrease was a result of the Company's drilling program it initiated and completed in 2001. The 2002 drilling program was not completed at June 30, 2002, and the Company has not incurred all costs related to that program.

      Net cash provided in financing activities for the six months ended June 30, 2002 was $5.4 million as compared to net cash provided of $3.6 million during the same period of 2001. The increase is primarily a result of the initial proceeds received as a result of the Private Placement Offering initiated in March 2002. See Note 10 to the Financial Statements.

     Capital Expenditures. During the six months ended June 30, 2002, Gulfport invested $4.7 million in oil and gas properties and other property and equipment as compared to $10.6 million invested during the comparable period in 2001. Of the $4.7 million spent on capital expenditures during the six months ended June 30, 2002, $2.2 was spent on drilling activity and $1.9 was spent on capitalized recompletions, workovers and plugging and abandonment costs.

     During the six month period ended June 30, 2002, Gulfport financed its capital expenditure payment requirements with cash flows provided by operations, borrowings under the Company's credit facilities and proceeds from the Private Placement Offering completed in April 2002.

     Gulfport's strategy is to continue to increase cash flows generated by its properties by undertaking new drilling, workover, sidetrack and recompletion projects in the fields to exploit its reserves. The Company has upgraded its infrastructure by enhancing its existing facilities to increase operating efficiencies, increase volume capacities and lower lease operating expenses. Additionally, Gulfport completed the reprocessing of its 3-D seismic data in its principal property, West Cote Blanche Bay. The reprocessed data will enable the Company's geophysicists to generate new prospects and enhance existing prospects in the intermediate zones in the field thus creating a portfolio of new drilling opportunities.

     Capital Resources. On July 11, 1997 Gulfport entered into a $15,000,000 credit facility with ING (U.S.) Capital Corporation ("ING"). During 1998 and 1999, there were two amendments to the facility and the maturity date was reset to September 30, 2000. On September 28, 2000, the Company repaid in full its credit facility at ING and established a new credit facility at Bank of Oklahoma ("BOK"). Gulfport was advanced $1.6 million on this new facility, which called for interest payments to be made monthly in addition to twelve monthly principal payments of $100,000, with the remaining unpaid balance due on August 31, 2001. On March 22, 2001, Gulfport executed a new note with BOK increasing the availability to $1,760,000, increasing the monthly payments slightly to $110,000 beginning July 1, 2001 and extending the maturity date to October 1, 2002. This new note replaces the original BOK note dated September 28, 2000. In April 2001, the Company borrowed the amount remaining and available on its BOK credit facility. The outstanding balance under this credit facility was $.44 million at June 30, 2002.

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

     On June 20, 2002, the Company entered into a new line of credit with BOK. Under the terms of the new agreement, the Company was extended a commitment to borrow up to $2,300,000. Amounts borrowed under the line bear interest at Chase Manhattan Prime plus one percent, with payments of interest on outstanding balances due monthly beginning August 1, 2002. Any principal amounts borrowed under the line will be due on July 1, 2003.

     In March 2002, the Company commenced a Private Placement Offering of $10 million dollars consisting of 10,000 Units. Each Unit consists of (i) one (1) share of Cumulative Preferred Stock, Series A, of the Company (Preferred) and
(ii) a warrant to purchase up to 250 shares of common stock, par value $0.01 per share. Dividends accrue on the Preferred prior to the Mandatory Redemption Date at the rate of 12% per annum payable quarterly in cash or, at the option of the Company for a period not to exceed two (2) years from the Closing Date, payable in whole or in part in additional shares of the Preferred based on the Liquidation Preference of the Preferred at the rate of 15% per annum. No other dividends shall be declared or shall accrue on the Preferred. To the extent funds are legally available, the Company is obligated to declare and pay the dividends on the Preferred. The Warrants have a term of ten (10) years and an exercise price of $4.00. The Company is required to redeem the Preferred on the fifth anniversary of the first issuance and the Company may at its sole option, choose to redeem the Preferred at any time before the expiration of the five years. Accordingly, the Preferred issued in connection with this Offering is treated as redeemable stock in the accompanying balance sheet.

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

     The Offering was made available to stockholders (some of whom were affiliates) of the Company as of December 31, 2001 and who were known to be accredited investors by the Company. Purchasers were able to participate up to their pro rata share of ownership in the Company as of December 31, 2001. The Offering's initial closing began March 29, 2002 and continued until April 15, 2002, with a total subscription of $9,292,000 or 9,291.85 units. Mike Liddell, the Company's Chief Executive Officer, shall have until September 30, 2002 to subscribe for his proportionate share of the Offering.

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

COMMITMENTS

Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of June 30, 2002, the plugging and abandonment trust totaled $2,390,000. These funds are invested in a U.S. Treasury Money Market.

     During March 2002, Gulfport began to fulfill its yearly plugging commitment of 20 wells at WCBB for the twelve-month period ending March 31, 2002. As of this date of this filing, the plugging had been completed.

     During July 2002, the Company commenced its plugging commitment program for the twelve-month period ending March 31, 2003. As of the date of this filing, the plugging had been substantially completed.

     In addition, the Company has letters of credit totaling $200,000 secured by certificates of deposit being held for plugging costs in the East Hackberry field. Once specific wells are plugged and abandoned the $200,000 will be returned to the Company.

SUBSEQUENT  EVENTS

     On August 8, 2002, the Company executed a 60-month lease on 12,035 square feet of office space to commence on or around November 1, 2002. Monthly payments under the lease are approximately $18,000.

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

ITEM  5.  OTHER  INFORMATION

        None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

        2.1 Form 8-K filed on March 8, 2002 between Registrant and Gulfport Funding, LLC.
       10.1 Credit Agreement dated June 28, 2000 between Registrant and Bank of Oklahoma filed March 30, 2001 (1)
       10.2    Stock  Option  Plan  filed  March  30,  2001  (1)
       10.3 Credit Agreement dated February 1, 2001 between Registrant and Bank of Oklahoma (1)
       10.4 Credit Agreement dated May 22, 2001 between Registrant and Gulfport Funding, LLC (1)
       10.5 Warrant Agreement dated May 22, 2001 between Registrant and Gulfport Funding, LLC (1)
       10.6 Promissory Note dated May 22, 2001 between Registrant and Gulfport Funding, LLC (1)
       10.7 Confidential Disclosure Statement Relating to Offer and Sale of Up to 10,000 Units dated March 29, 2002

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

                                       GULFPORT  ENERGY  CORPORATION

Date:  August  14,  2002


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