Form 10-Q
period 2002-09-30
GULFPORT ENERGY CORP
filed 2002-11-14
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of November 13, 2002 was 10,146,566.

                          GULFPORT ENERGY CORPORATION

                                TABLE OF CONTENTS

                           FORM 10-Q QUARTERLY REPORT


PART  I     FINANCIAL  INFORMATION

  Item  1  Financial  Statements

     Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001    4

     Statements of Income for the Three and Nine Month Periods Ended
       September  30,  2002  and  2001  (unaudited)                            5

     Statements of Common Stockholders' Equity for the Nine Months Ended
       September  30,  2002  and  2001  (unaudited)                            6

     Statements  of  Cash  Flows  for  the  Nine  Months  Ended
       September  30,  2002  and  2001  (unaudited)                            7

     Notes  to  Financial  Statements                                          8

  Item  2  Management's  Discussion  and  Analysis  of  Financial
     Condition  and  Results  of  Operations                                  14

  Item  3  Quantitative and Qualitative Disclosures About Market Risk         25

  Item  4  Controls and Procedures                                            25

PART  II    OTHER  INFORMATION

  Item  1  Legal  Proceedings                                                 25

  Item  2  Changes  in  Securities  and  Use  of  Proceeds                    25

  Item  3  Defaults  upon  Senior  Securities                                 26

  Item  4  Submission  of  Matters  to  a  Vote  of  Security  Holders        26

  Item  5  Other  Information                                                 26

  Item  6  Exhibits  and  Reports  on  Form  8-K                              26

           Signatures                                                         27

                          GULFPORT ENERGY CORPORATION




                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                          September 30, 2002 and 2001







              Forming a part of Form 10-Q Quarterly Report to the
                       Securities and Exchange Commission


This quarterly report on Form 10-Q should be read in conjunction with Gulfport Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

                          GULFPORT ENERGY CORPORATION

                                 BALANCE SHEETS

                                                   September 30,  December 31,
                                                       2002           2001
                                                   -------------  ------------
                                                    (Unaudited)
                                     Assets

Current  assets:
  Cash  and  cash  equivalents                     $  4,165,000    $  1,077,000
  Accounts  receivable,  net  of  allowance
    for  doubtful  accounts  of  $239,000 as
    of September 30, 2002 and December 31, 2001         589,000       1,096,000
  Accounts  receivable  -  related  party                95,000         160,000
  Prepaid  expenses  and  other  current  assets        204,000         253,000
                                                   ------------    ------------
          Total  current  assets                      5,053,000       2,586,000
                                                   ------------    ------------

Property  and  equipment:
  Oil  and  natural  gas properties                 110,889,000     103,344,000
  Other  property  and  equipment                     1,985,000       1,976,000
  Accumulated  depletion,  depreciation,
    amortization                                    (72,043,000)    (69,597,000)
                                                   ------------    ------------

          Property  and equipment, net               40,831,000      35,723,000
                                                   ------------    ------------

Other  assets                                         2,763,000       2,583,000
                                                   ------------    ------------

                                                   $ 48,647,000    $ 40,892,000
                                                   ============    ============

                      Liabilities and Stockholders' Equity

Current  liabilities:
  Accounts  payable  and  accrued  liabilities     $  3,919,000    $  2,637,000
     Note  payable  -  related  party                         -       3,000,000
     Current  maturities  of  long-term  debt            22,000       1,120,000
                                                   ------------    ------------

          Total  current  liabilities                 3,941,000       6,757,000
                                                   ------------    ------------

Long-term  debt                                         119,000         143,000
                                                   ------------    ------------

          Total  liabilities                          4,060,000       6,900,000
                                                   ------------    ------------

Commitments  and  contingencies                               -               -

Redeemable  12%  cumulative  preferred  stock,
  Series  A,  $.01 par  value,  with  a
  redemption  and  liquidation  value  of
  $1,000  per  share;  15,000  and  0 authorized,
  10,001  and  0 issued  and  outstanding  at
  September  30,  2002  and  December  31, 2001,
  respectively                                       10,001,000               -

Preferred  stock,  $.01  par  value;  4,985,000
  and  1,000,000 authorized  at September 30,
  2002  and  December  31,  2001, respectively,
  none  issued                                                -               -

Common  stockholders'  equity:
   Common stock  -  $.01 par value, 20,000,000
     and  15,000,000  authorized,  10,146,566
     issued and outstanding at September 30,
     2002 and  December 31, 2001, respectively          101,000         101,000
   Paid-in  capital                                  84,192,000      84,192,000
   Accumulated  deficit                             (49,707,000)    (50,301,000)
                                                   ------------    ------------

                                                     34,586,000      33,992,000
                                                   ------------    ------------

            Total  liabilities  and
              stockholders'  equity                $ 48,647,000    $ 40,892,000
                                                   ============    ============

The "full cost" method of accounting for oil and gas exploration and production activities has been followed in preparing this balance sheet.

                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                      Three Months Ended            Nine Months Ended
                                         September 30,                September 30,
                                   -----------------------------------------------------
                                       2002         2001            2002         2001
                                   -----------  -----------     -----------  -----------
Revenues:
  Gas  sales                       $    92,000  $    56,000     $   280,000  $   222,000
  Oil  and  condensate  sales        3,655,000    4,068,000       9,253,000   12,245,000
  Other  income                          2,000       58,000         236,000      118,000
                                   -----------  -----------     -----------  -----------
                                     3,749,000    4,182,000       9,769,000   12,585,000
                                   -----------  -----------     -----------  -----------

Costs  and  expenses:
  Operating  expenses                1,240,000    1,059,000       3,630,000    3,630,000
  Production  taxes                    414,000      447,000       1,061,000    1,391,000
  Depreciation, depletion, and
    amortization                       871,000      991,000       2,459,000    2,787,000
  General and administrative           428,000      273,000       1,255,000    1,132,000
                                   -----------  -----------     -----------  -----------
                                     2,953,000    2,770,000       8,405,000    8,940,000
                                   -----------  -----------     -----------  -----------

INCOME  FROM  OPERATIONS:              796,000    1,412,000       1,364,000    3,645,000
                                   -----------  -----------     -----------  -----------

OTHER  (INCOME)  EXPENSE:
  Gain on settlement of disputed
    items                                    -            -               -     (482,000)
  Interest  expense                      3,000      103,000         109,000      274,000
  Interest  income                     (16,000)     (28,000)        (48,000)    (115,000)
                                   -----------  -----------     -----------  -----------
                                       (13,000)      75,000          61,000     (323,000)
                                   -----------  -----------     -----------  -----------

INCOME  BEFORE  INCOME  TAXES          809,000    1,337,000       1,303,000    3,968,000

INCOME  TAX  EXPENSE  (BENEFIT):
  Current                              324,000      535,000         521,000    1,587,000
  Deferred                            (324,000)    (535,000)       (521,000)  (1,587,000)
                                   -----------  -----------     -----------  -----------
                                             -            -               -            -
                                   -----------  -----------     -----------  -----------

NET  INCOME                            809,000    1,337,000       1,303,000    3,968,000

Less:  Preferred stock dividends      (356,000)           -        (709,000)           -
                                   -----------  -----------     -----------  -----------

NET  INCOME  AVAILABLE  TO
  COMMON  STOCKHOLDERS             $   453,000  $ 1,337,000      $  594,000  $ 3,968,000
                                   ===========  ===========      ==========  ===========

NET INCOME PER COMMON SHARE:
  Basic                            $      0.04  $      0.13      $     0.06  $      0.39
                                   ===========  ===========      ==========  ===========

  Diluted                          $      0.04  $      0.13      $     0.06  $      0.38
                                   ===========  ===========      ==========  ===========


                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                    Statements of Common Stockholders' Equity
                                  (Unaudited)

                                                                     Additional
                              Preferred Stock      Common Stock        Paid-in     Accumulated
                              ---------------    -----------------
                               Shares  Amount    Shares     Amount     Capital       Deficit
                               ------  ------  ----------  --------  -----------  -------------
Balance at December 31, 2000      -    $   -   10,145,400  $101,000  $84,190,000  $(55,718,000)

  Common  shares  issued          -        -        1,166         -        2,000             -

  Net  income                     -        -            -         -            -     3,968,000
                               ------  ------  ----------  --------  -----------  -------------
Balance at September 30, 2001     -    $   -   10,146,566  $101,000  $84,192,000  $(51,750,000)
                               ======  ======  ==========  ========  ===========  =============



Balance at December 31, 2001      -    $   -   10,146,566  $101,000  $84,192,000  $(50,301,000)

  Net  income                     -        -            -         -            -     1,303,000

  Preferred stock dividends       -        -            -         -            -      (709,000)
                               ------  ------  ----------  --------  -----------  -------------
Balance at September 30, 2002     -    $   -   10,146,566  $101,000  $84,192,000  $(49,707,000)
                               ======  ======  ==========  ========  ===========  =============


                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)

                                                          For the Nine Months
                                                          Ended September 30,
                                                     --------------------------
                                                          2002          2001
                                                     ------------  ------------
Cash  flows  from  operating  activities:
  Net  income                                        $  1,303,000  $  3,968,000
  Adjustments  to  reconcile  net  income  to
    net  cash  provided  by  operating  activities:
      Depletion,  depreciation  and  amortization       2,446,000     2,760,000
      Amortization  of  debt  issuance  costs              13,000        27,000
  Changes  in  operating  assets  and  liabilities:
      (Increase) decrease in accounts  receivabl          507,000     1,916,000
      (Increase) decrease in accounts receivable -
        related                                            65,000      (239,000)
      (Increase)  decrease  in  prepaid  expenses          36,000       (35,000)
      (Decrease)  increase  in  accounts  payable
        and  accrued  liabilities                       1,545,000    (1,457,000)
                                                     ------------  ------------

Net cash provided by operating activities               5,915,000     6,940,000
                                                     ------------  ------------

Cash  flows  from  investing  activities:
  (Additions) to cash held in escrow                     (180,000)     (469,000)
  (Additions)  to  other  assets                                -             -
  (Additions) to other property, plant
    and  equipment                                         (9,000)      (50,000)
  (Additions) to oil and gas properties                (7,545,000)  (11,871,000)
                                                     ------------  ------------

Net  cash  used in investing activities                (7,734,000)  (12,390,000)

Cash  flows  from  financing  activities:
  Borrowings on note payable  -  related party                  -     3,000,000
  Borrowings  on  note  payable                                 -       960,000
  Principal  payments  on borrowings                   (1,122,000)     (556,000)
  Proceeds  from  issuance  of  preferred
    and  common stock                                   6,029,000         2,000
                                                     ------------  ------------

Net cash provided by financing activities               4,907,000     3,406,000
                                                     ------------  ------------

Net increase (decrease) in cash and
  cash  equivalents                                     3,088,000    (2,044,000)

Cash and cash equivalents at beginning of period        1,077,000     3,657,000
                                                     ------------  ------------

Cash and cash equivalents at end of period           $  4,165,000  $  1,613,000
                                                     ============  ============

Supplemental disclosure of cash flow information:
  Interest  payments                                 $     31,000  $     81,000
                                                     ============  ============

Supplemental disclosure of non-cash transactions:
  Repayment  of  note  payable  to  related
    party  through issuance  of  Series  A
    Preferred  Stock                                 $  3,000,000  $          -
                                                     ============  ============

  Repayment of accrued  interest  due  on
    note  payable to  related  party  through
    issuance  of  Series  A  Preferred  Stock        $    263,000  $          -
                                                     ============  ============

  Payment  of  Series  A  Preferred  Stock
    dividends  through issuance  of  Series  A
    Preferred  Stock                                 $    709,000  $          -
                                                     ============  ============

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

1.   ACCOUNTS  RECEIVABLE  -  RELATED  PARTY

     Included in the accompanying September 30, 2002 balance sheet are amounts receivable from entities that have similar controlling interests as those controlling the Company. These receivables represent amounts billed by the Company for general and administrative functions performed by Gulfport's personnel on behalf of the related party companies during 2001 and 2002. Gulfport has reduced its corresponding expenses for the three and nine-month periods ending September 30, 2002 by $18,000 and $231,000, respectively, billed to the companies for performance of these services. As of September 30, 2001, the Company had billed the companies a total of $239,000 and reduced its corresponding expenses accordingly.

2.   PROPERTY  AND  EQUIPMENT

     The major categories of property and equipment and related accumulated depreciation, depletion and amortization are as follows:

                                      September 30, 2002       December 31, 2001
                                      ------------------       -----------------
Oil  and  gas  properties              $    110,889,000         $   103,344,000
Office  furniture  and  fixtures              1,508,000               1,499,000
Building                                        217,000                 217,000
Land                                            260,000                 260,000
                                       ----------------         ---------------

Total  property  and  equipment             112,874,000             105,320,000

Accumulated depreciation, depletion,
  amortization and impairment reserve       (72,043,000)            (69,597,000)
                                       ----------------         ---------------

Property  and  equipment,  net         $     40,831,000         $    35,723,000
                                       ================         ===============

3.   OTHER  ASSETS

     Other  assets  consist  of  the  following:

                                         September 30, 2002    December 31, 2001
                                         ------------------    -----------------
Plugging and abandonment escrow account
  on the WCBB properties                   $  2,452,000          $ 2,272,000
CD's securing letter of credit                  200,000              200,000
Deposits                                        111,000              111,000
                                           ------------          -----------

                                           $  2,763,000          $ 2,583,000
                                           ============          ===========


4.   LONG-TERM  DEBT

     The building loan of $141,000 relates to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company's Louisiana headquarters. The building is 12,480 square feet with approximately 6,180 square feet of finished office area and 6,300 square feet of warehouse space. This building allows the Company to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

A  break  down  of  long-term  debt  is  as  follows:

                                      September 30, 2002       December 31, 2001
                                      ------------------       -----------------
Note  payable                          $             -          $     1,100,000
Building  loan                                 141,000                  163,000
                                       ---------------          ---------------
                                                     -                1,263,000
Less - current  maturities  of
       long-term debt                          (22,000)              (1,120,000)
                                       ---------------          ---------------

Debt  reflected  as  long  term        $       119,000          $       143,000
                                       ===============          ===============



5.   NOTE  PAYABLE  -  RELATED  PARTY

     On March 29, 2002, the outstanding balance of the Company's note payable due to Gulfport Funding, LLC ("Gulfport Funding") along with all related accumulated interest on the note, were retired through Gulfport Funding's participation in the Company's Private Placement Offering as described in Note 10.

6.   REVOLVING  LINE  OF  CREDIT

     On June 20, 2002, the Company entered into a line of credit with Bank of Oklahoma. Under the terms of the new agreement, the Company was extended a commitment to borrow up to $2,300,000. Amounts borrowed under the line bear interest at Chase Manhattan Prime plus 1%, with payments of interest on outstanding balances due monthly beginning August 1, 2002. Any principal amounts borrowed under the line will be due on July 1, 2003. As of September 30, 2002, no amounts had been borrowed under this line.

7.   CASTEX  BACK-IN

     Gulfport sold its interest in the Bayou Penchant, Bayou Pigeon, Deer Island and Golden Meadow fields to Castex Energy 1996 Limited Partnership (Castex) effective April 1, 1998 subject to a 25% reversionary interest in the partnership after Castex had received 100% of the initial investment. Castex informed Gulfport that the investment had paid out effective September 1, 2001. In lieu of a 25% interest in the partnership, Gulfport elected to take a proportionately reduced 25% working interest in the properties. During March, 2002 the Company received approximately $220,000 from Castex which the Company believes consists of sales income for the period after payout net of operating expenses, although the Company has not received confirmation of such. As a result, this amount received has been included in the accompanying statement of income for the nine months ended September 30, 2002 as "Other Income".

8.   EARNINGS  PER  SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                          For the Three Months Ended September 30,
                               ------------------------------------------------------------
                                            2002                            2001
                               ----------------------------   -----------------------------
                                                      Per                             Per
                                Income     Shares    Share      Income     Shares    Share
                               --------  ----------  ------   ----------  ---------  ------
Basic:
  Income attributable to
    common stock               $453,000  10,146,566   $0.04   $1,337,000  10,146,566  $0.13
                                                      =====                           =====
Effect of dilutive securities
  Stock options                       -     232,904                    -     325,187
                               --------  ----------           ----------  ----------

Diluted:
  Income attributable to
    common stock, after
    assumed dilutions          $453,000  10,379,470   $0.04   $1,337,000  10,471,753  $0.13
                               ========  ==========   =====   ==========  ==========  =====

                                           For the Nine Months Ended September 30,
                               ------------------------------------------------------------
                                            2002                            2001
                               ----------------------------   -----------------------------
                                                      Per                             Per
                                Income     Shares    Share      Income     Shares    Share
                               --------  ----------  ------   ----------  ---------  ------
Basic:
  Income attributable to
    common stock               $594,000  10,146,566   $0.06   $3,968,000  10,145,960  $0.39
                                                      =====                           =====
Effect of dilutive securities
  Stock options                       -     281,726                    -     345,081
                               --------  ----------           ----------  ----------

Diluted:
  Income attributable to
    common stock, after
    assumed dilutions          $594,000  10,428,292   $0.06   $3,968,000  10,491,041  $0.38
                               ========  ==========   =====   ==========  ==========  =====


     Common stock equivalents not included in the calculation of diluted earnings per share at September 30, 2001, above consists of 1,163,195 warrants issued at the time of the Company's reorganization. By their terms, these warrants expired in July 2002. Not included in the calculation of 2002 diluted earnings per share are 108,625 warrants issued in connection with the Company's revolving line of credit with Gulfport Funding and 2,322,893 warrants issued in connection with the Company's Private Placement Offering as discussed in Note
10. These potential common shares were not considered in the calculation due to their anti-dilutive effect during the periods presented.

9.   COMMITMENTS

     Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March, 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco (acquired by Chevron USA during 2001) retained a security interest in production from these properties until abandonment obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of September 30, 2002, the plugging and abandonment trust totaled $2,452,000, including interest received during 2002 of approximately $22,000.

     During March 2002, Gulfport began to fulfill its yearly plugging commitment of 20 wells at WCBB for the twelve-month period ending March 31, 2002. As of the date of this filing, the plugging had been completed.

     During July 2002, the Company commenced its plugging commitment program for the twelve-month period ending March 31, 2003. As of the date of this filing, the plugging had been completed.

     Office  Lease

     On August 8, 2002, the Company executed a 60-month lease on 12,035 square feet of office space to commence on or around December 1, 2002. Payments due under the lease during its term are as follows:

                        For the 12 months ended September 30,
                 ----------------------------------------------------
                 2003                                      $  198,000
                 2004                                         217,000
                 2005                                         217,000
                 2006                                         217,000
                 2007                                         217,000
                 2008                                          17,000
                                                           ----------

                     Total                                 $1,083,000
                                                           ==========


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

     The  Offering  was  made  available  to  stockholders  (some  of  whom were affiliates) of the Company as of December 31, 2001 who were known to be accredited investors by the Company. Purchasers were able to participate up to their pro rata share of ownership in the Company as of December 31, 2001. The Offering's initial closing began March 29, 2002 and continued until April 15, 2002, with a total subscription of $9,292,000 or 9,291.85 units. Mike Liddell, the Company's Chief Executive Officer, had the option to subscribe for his proportionate share of the Offering until September 30, 2002. On September 30, 2002, Mike Liddell elected not to participate.

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

11.  DIVIDENDS  ON  SERIES  A  PREFERRED  STOCK

     As discussed in Note 10, the Company may, at its option, accrue additional shares of Preferred for the payment of dividends at a rate of 15% per annum rather than accrue cash dividends payable at a rate of 12% per annum during the initial two years following the closing date of its Offering. The Company has chosen to do so for the three and nine-month periods ended September 30, 2002 and has therefore accrued additional shares payable totaling 356.13 and 709.42, respectively, for those periods related to the Preferred Stock Series A shares issued and outstanding during that time period. These dividends payable were calculated based upon their $1,000 per share redemptive value and are reflected as "Series A preferred stock" in the accompanying balance sheet.

12.  RECLASSIFICATIONS

     Certain reclassifications have been made to the 2001 financial statements presentation in order to conform to the 2002 financial statements presentation. Net income and total assets were not affected by these reclassifications.

13.  ACCOUNTING  PRONOUNCEMENT

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to implement SFAS No. 143 beginning January 1, 2003. The effect of implementation on the Company's financial statements has not yet been determined.

14.     SUBSEQUENT  EVENT

     Hurricane Lili hit the southern gulf coast of Louisiana on October 3, 2002 with estimated sustained winds over 120 mph and a 9 1/2' tidal surge. The eye of the hurricane came onshore directly East of Gulfport's WCBB field. The storm caused significant damage to the Company's production facilities and the WCBB field, which normally provides approximately 80% of the Company's overall production. WCBB was totally without production for seventeen days. When production was first restored, the facilities were only able to handle wells that contributed approximately 50% of the total average daily production of the field. As of November 10, 2002, the field's production had been restored to approximately 75% and was expected to be at or near 100% by mid-November. The total cost to restore production to the field and the portion of those costs which will be reimbursed by the Company's insurer were not yet determinable as of the date of this filing.

     During the third quarter of 2002, the Company underwent a royalty audit, which was conducted by the State of Louisiana. The audit covered the period from January 1, 1999 through December 31, 2001. The Company was notified during October of 2002 that the total additional royalty to be paid as a result of the audit approximated $400,000. The Company anticipates recording the liability for payment of these royalties during the fourth quarter of 2002 once the final amount of the liability is determined.

                                     ITEM 2

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

     The following discussion is intended to assist in an understanding of the Company's financial position as of September 30, 2002 and its results of operations for the three and nine-month periods ended September 30, 2002 and 2001. The Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 2001 annual report on Form 10-K.

Overview

     Gulfport is an independent oil and gas exploration and production company with properties located in the Louisiana Gulf Coast. Gulfport has a market enterprise value (the Company's diluted shares multiplied by the trading price plus long-term debt less cash and short-term investments on a given day) of approximately $20.5 million dollars on November 12, 2002 and generated EBITDA (earnings before interest, taxes and depletion, depreciation and amortization) of $3.9 million and $6.5 million dollars for the nine months ended September 30, 2002 and 2001, respectively.

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

     As of September 30, 2002, there have been 877 wells drilled at WCBB, and of these: 40 are currently producing, 297 are shut-in and five are utilized as salt water disposal wells. The balance of the wells (or 535) have been plugged and abandoned.

     Activity  for  the  Nine  Months  Ended  September  30,  2002

     During the first quarter of 2002, Gulfport performed two re-completions and one workover at the West Cote Blanche Bay Field. Some of this work commenced during the fourth quarter of 2001.

In March 2002, Gulfport began work on the yearly 20 well plugging commitment at West Cote Blanche Bay. As of the date of this filing, the pluggings were completed.

     During July 2002, the Company commenced its plugging commitment program for the twelve-month period ending March 31, 2003. As of the date of this filing, the pluggings were completed.

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

     During the three months ended September 30, 2002, Gulfport's net current daily production in this field averaged 1,365 barrels of oil equivalent.

     Effective August 1, 2002 Gulfport acquired additional interest in the deep rights, those rights located below the base of the Rob C formation found at a depth of approximately 10,000', at the West Cote Blanche Bay Field. This acquisition brings Gulfport's interest to a total of 40.40% working interest and 29.95% net revenue interest in the deep rights at this field to go with 100% working interest and 78.665% net revenue interest in the shallow rights. The
Company continues to work to increase its interest in its primary asset, West Cote Blanche Bay.

     Subsequent  Events

     Hurricane Lili hit the southern gulf coast of Louisiana on October 3, 2002 with estimated sustained winds over 120 mph and a 9 ' tidal surge. The eye of the hurricane came on shore directly East of Gulfport's WCBB field. The storm caused significant damage to the Company's production facilities and the WCBB field, which normally provides approximately 80% of the Company's overall production. WCBB was totally without production for seventeen days. When production was first restored, the facilities were only able to handle wells that contributed approximately 50% of the total average daily production of the field. As of November 10, 2002, the field's production had been restored to approximately 75% and was expected to be at or near 100% by mid-November. The total cost to restore production to the field and the portion of those costs which will be reimbursed by the Company's insurer were not yet determinable as of the date of this filing.

     Gulfport plans to commence a four to six well drilling program at West Cote Blanche Bay around December 1, 2002. These wells will have total depths ranging from 2,500' to 5,000' and each well will test at least two zones. The Company is drilling generally shallower wells in this drilling program in order to lower risk and reduce drilling costs.

     Gulfport has three recompletions planned in the next 30 to 60 days at West Cote Blanche Bay. These projects will be done while the rig is in the field for the drilling program.

     Gulfport is in the process of filing for a permit to convert a well that is currently inactive to a saltwater disposal well. The Company is nearing capacity with its current saltwater disposal system and feels that adding an another disposal well will not only service additional production that it hopes to discover in the field, but will allow Gulfport to put into production wells that are currently inactive due to a high salt water cut.

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

     On Gulfport's West Hackberry lease blocks, the first discovery well was drilled in 1938 and was developed by Superior Oil Company (now Exxon-Mobil Corporation) between 1938 and 1988. The estimated cumulative oil and condensate production through 2000 was 170 million barrels of oil with casinghead gas production of 120 billion cubic feet of gas. There have been 36 wells drilled to date on Gulfport's portion of West Hackberry and currently 1 is producing, 26 are shut-in and 1 well has been converted to a saltwater disposal well. The remaining 8 wells have been plugged and abandoned.

     Gulfport's continued plan of development includes the testing of additional wells that are currently inactive, mostly in the southern portion of State Lease
50. These additional tests should allow the Company to restore more wells to productive status in the near future.

     Activity  for  the  Nine  Months  Ended  September  30,  2002

     During the first quarter of 2002, Gulfport worked over one salt-water disposal well at the East Hackberry Field. The Company also commenced a four well plugging program on the State Lease 50 portion of East Hackberry and completed the work in the second quarter.

     During September 2002, total net production per day for both Hackberry fields averaged 221 barrels of oil equivalent.

     Subsequent  Events

     Gulfport is in the process of recompleting a well at the SL 50 portion of its East Hackberry field. Before the rig could be moved on the well, the Company had to perform major dredging work to access the location. While the dredge was in the field Gulfport also chose to scour an area that had filled with silt that will allow easier access to the southern side of the SL 50 portion of East Hackberry.

     Gulfport shut-in the Hackberry field production for about ten days during September and October of 2002 in conjunction with hurricanes. The field suffered no major damage due to hurricanes.

     During the fourth quarter of 2002, Gulfport plans to drill a new saltwater disposal well at the Erwin Lease. The Company also plans to workover four wells on the M. P. Erwin portion of East Hackberry and recomplete one well at State Lease 50.

     Gulfport has filed a permit with the State of Louisiana in order to drill an additional saltwater disposal well at the Erwin portion of the East Hackberry field. This disposal well will allow the Company to fully activate wells that have been inactive or occasionally productive thereby increasing production at the Erwin portion of East Hackberry. Gulfport also plans to replace the saltwater tanks at both SL 50 and the Erwin portions of East Hackberry.

     Gulfport is in the process of re-mapping the East Hackberry field, has found four new drilling locations and is in the process of compiling costs and running economics on these projects. If the wells prove to be economic, between one and four wells will likely be drilled during the first half of 2003.

     Gulfport has several wells that it plans to workover or recomplete at the Hackberry field within the next year.

Castex  Back-In

     Gulfport sold its interest in the Bayou Penchant, Bayou Pigeon, Deer Island and Golden Meadow fields to Castex Energy 1996 Limited Partnership effective April 1, 1998 subject to a 25% reversionary interest in the partnership after Castex had received 100% of the initial investment. Castex informed Gulfport that the investment had paid out effective September 1, 2001. In lieu of a 25% interest in the partnership, Gulfport elected to take a proportionately reduced 25% working interest in the properties. During March, 2002 the Company received approximately $220,000 from Castex which the Company believes consists of sales income for the period after payout net of operating expenses, although the Company has not received confirmation of such. As a result, this amount received has been included in the accompanying statement of income for the nine months ended September 30, 2002 as "Other Income".

The following financial table recaps the Company's operating activity for the three and nine-month periods ended September 30, 2002 as compared to the same periods in 2001.


FINANCIAL  DATA  (unaudited):

                                      Three Months Ended            Nine Months Ended
                                         September 30,                September 30,
                                   -----------------------------------------------------
                                       2002         2001            2002         2001
                                   -----------  -----------     -----------  -----------
Revenues:
  Gas sales                        $    92,000  $    56,000     $   280,000  $   222,000
  Oil and  condensates sales         3,655,000    4,068,000       9,253,000   12,245,000
  Other income, net                     18,000       86,000         284,000      233,000
                                   -----------  -----------     -----------  -----------
                                     3,765,000    4,210,000       9,817,000   12,700,000

Expenses
  Lease operating expenses           1,240,000    1,059,000       3,630,000    3,630,000
  Production taxes                     414,000      447,000       1,061,000    1,391,000
  General and administrative           428,000      273,000       1,255,000    1,132,000
                                   -----------  -----------     -----------  -----------
                                     2,082,000    1,779,000       5,946,000    6,153,000

EBITDA (1)                           1,683,000    2,431,000       3,871,000    6,547,000

Depreciation,  depletion
  and amortization                     871,000      991,000       2,459,000    2,787,000
                                   -----------  -----------     -----------  -----------

Income before interest and taxes       812,000    1,440,000       1,412,000    3,760,000

Gain on settlement of
  disputed items                             -            -               -      482,000

Interest expense                        (3,000)    (103,000)       (109,000)    (274,000)
                                   -----------  -----------     -----------  -----------

Income before taxes                    809,000    1,337,000       1,303,000    3,968,000

Income tax expense (benefit):
  Current                              324,000      535,000         521,000    1,587,000
  Deferred                            (324,000)    (535,000)       (521,000)  (1,587,000)
                                   -----------  -----------     -----------  -----------

Net income                         $   809,000  $ 1,337,000     $ 1,303,000  $ 3,968,000

Less: Preferred stock dividends        356,000            -         709,000            -
                                   -----------  -----------     -----------  -----------

Net  income  available  to
  common shareholders              $   453,000  $ 1,337,000     $   594,000  $ 3,968,000
                                   ===========  ===========     ===========  ===========

Per  share  data:
  Net income                       $      0.04  $      0.13     $      0.06  $      0.39
                                   ===========  ===========     ===========  ===========

Weighted average common shares      10,146,566   10,146,566      10,146,566   10,145,960
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

                              RESULTS OF OPERATIONS


Comparison  of  the  Three  Months  Ended  September  30,  2002  and  2001

     During the three months ended September 30, 2002, the Company reported net income of $.81 million, a decrease from net income of $1.3 million for the corresponding period in 2001. This decrease is primarily due to the following factors:

     Oil and Gas Revenues. For the three months ended September 30, 2002, the Company reported oil and gas revenues of $3.7 million, a decrease from $4.1 million for the comparable period in 2001. This decrease was due principally to a decrease in oil production from 156,000 mbbls to 137,000 mbbls for the three months ended September 30, 2001 and 2002, respectively. This decrease in production was primarily a result of expected decline rates from the initial targeted zones of wells drilled last year and from decline rates of the older existing producing wells. This decrease in production was partially offset by a slight increase in the average oil and gas prices for the three months ended September 30, 2002 as compared to the same period in 2001.

     The following table summarizes the Company's oil and gas production and related pricing for the three months ended September 30, 2002 and 2001:

                                           Three  Months  Ended  September  30,
                                           -------------------------------------
                                                      2002           2001
                                                      ----           ----
      Oil  production  volumes  (Mbbls)                137            156
      Gas  production  volumes  (Mmcf)                  25             20
      Average  oil  price  (per  Bbl)               $26.70         $26.05
      Average  gas  price  (per  Mcf)               $ 3.71         $ 2.81

     Operating Expenses. Lease operating expenses increased $.1 million from $1.1 million for the three months ended September 2001 to $1.2 million for the comparable period in 2002. This increase was due primarily to slight increases miscellaneous expenses as a result of the new wells drilled and completed during 2001.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $.12 million from $.99 million for the three months ended September 30, 2001 to $.87 million for the comparable period in 2002. This decrease was attributable primarily to a decrease in production to 141 MBOEs for the three months ended September 30, 2002 as compared to 159 MBOEs for the same period in 2001.

     General and Administrative Expenses. General and administrative expenses increased from $.27 million for the three months ended September 30, 2001 to $.43 million for the comparable period in 2002. This $.16 million increase is due mainly to a reduction in administrative services reimbursement of $.22 million. Of the $.22 million total difference however, $.12 million related to reimbursements for prior periods in 2001 booked during the third quarter so the actual change in general and administrative services for the three months ended September 30, 2002 as compared to the same period in 2001 was only $.1 million. This reduction resulted from the Company's allocation of some its resources to entities that have similar controlling interests as those controlling the Company. During 2002, several of those similarly controlled entities were sold which eliminated the need for the Company to allocate its resources to those entities and also eliminated the corresponding reimbursement of those expenses.

     Interest Expense. Interest expense decreased from $.10 million for the three months ended September 30, 2001 to $3,000 for the comparable period in

2002. This decrease was primarily the result of the payoff of the loan from a related party (see Note 5 to Financial Statements). In addition, at September 30, 2002, the Company had reduced the outstanding balance on its existing credit facility with Bank of Oklahoma from $1.43 million at September 30, 2001 to $0.

     Income Taxes. As of December 31, 2001, the Company had a net operating loss carryforward of approximately $83 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $47 million, which was fully reserved by a valuation allowance at that date.
Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $.32 million was provided for the three-month period ended September 30, 2002, which was fully offset by an equal income tax benefit due to operating loss carryforwards.

Comparison  of  the  Nine  Months  Ended  September  30,  2002  and  2001

     During the nine months ended September 30, 2002, the Company reported net income of $1.3 million, a decrease from net income of $4.0 million for the corresponding period in 2001. This decrease is primarily due to the following factors:

     Oil and Gas Revenues. For the nine months ended September 30, 2002, the Company reported oil and gas revenues of $9.5 million, a decrease from $12.5 million for the comparable period in 2001. This decrease was due to a decrease in oil production from 445 mbbls to 381 mbbls for the nine months ended September 30, 2001 and 2002, respectively. This decrease in production was primarily a result of expected decline rates from the initial targeted zones of wells drilled last year and from decline rates of the older existing producing wells. In addition, there was a decrease in total revenues due to lower product prices from $25.86 per MBOE to $24.13 per MBOE for the nine months ended
September  30,  2001  and  2002  respectively

 The following table summarizes the Company's oil and gas production and related pricing for the nine months ended September 30, 2002 and 2001:

                                           Nine  Months  Ended  September  30,
                                           -------------------------------------
                                                     2002           2001
                                                     ----           ----
      Oil  production  volumes  (Mbbls)                381            445
      Gas  production  volumes  (Mmcf)                  84             45
      Average  oil  price  (per  Bbl)               $24.28         $27.50
      Average  gas  price  (per  Mcf)               $ 3.35         $ 4.96


     Operating Expenses. Lease operating expenses remained constant for the nine months ended September 30, 2001 compared to the same period in 2002.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $.3 million from $2.8 million for the nine months ended September 30, 2001 to $2.5 million for the comparable period in 2002. This decrease was attributable primarily to a decrease in production to 395 MBOEs for the nine months ended September 30, 2002 as compared to 453 MBOEs for the same period in 2001.

     General and Administrative Expenses. General and administrative expenses increased slightly from $1.1 million for the nine months ended September 30, 2001 to $1.3 million for the comparable period in 2002. This increase is due to overall increases in the premiums charged to the Company for both general business insurance and for director's and officer's liability insurance, as well as an increase in legal costs incurred in conjunction with the Company's Private Placement Offering which took place during March and April of 2002.

     Interest Expense. Interest expense decreased from $.27 million for the nine months ended September 30, 2001 to $.11 million for the comparable period in 2002. This decrease was primarily the result of the payoff of the loan from a related party (see Note 5 to Financial Statements). In addition, at September 30, 2002, the Company had reduced its outstanding balance on its current line to $0 from $1.43 million at September 30, 2001.

     Income Taxes. As of December 31, 2001, the Company had a net operating loss carryforward of approximately $83 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $47 million, which was fully reserved by a valuation allowance at that date.
Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $521,000 was provided for the nine-month period ended September 30, 2002, which was fully offset by an equal income tax benefit due to operating loss carryforwards.

Capital  Expenditures,  Capital  Resources  and  Liquidity

      Net cash flow provided by operating activities for the nine-month period ended September 30, 2002 was $5.9 million, as compared to net cash flow provided of $6.9 million for the comparable period in 2001. This decrease was primarily due to a decrease in the Company's net income related to a decline in oil and gas volumes produced and sold as well as a decline in oil and gas prices.

     Net cash used in investing activities during the nine months ended September 30, 2002 was $7.7 million as compared to $12.4 million used during the same period of 2001. This decrease was a result of the Company's more expensive drilling and workover/recompletion program it initiated and completed in 2001 as compared to the Company's initial 2002 program completed in July 2002.

      Net  cash  provided  in  financing  activities  for  the nine months ended
September 30, 2002 was $4.9 million as compared to net cash provided of $3.4 million during the same period of 2001. The increase is primarily a result of the proceeds received as a result of the Private Placement Offering initiated in March 2002 and completed in April 2002 (see Note 10 to the Financial Statements).

     Capital Expenditures. During the nine months ended September 30, 2002, Gulfport invested $7.5 million in oil and gas properties and other property and equipment as compared to $11.9 million invested during the comparable period in 2001. Of the $7.5 million spent on capital expenditures during the nine months ended September 30, 2002, $4.6 was spent on drilling activity and $2.9 was spent on capitalized recompletions, workovers and plugging and abandonment costs.

     During the nine month period ended September 30, 2002, Gulfport financed its capital expenditure payment requirements with cash flows provided by operations, borrowings under the Company's credit facilities and proceeds from the Private Placement Offering completed in April 2002.

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

     The Offering was made available to stockholders (some of whom were affiliates) of the Company as of December 31, 2001 and who were known to be accredited investors by the Company. Purchasers were able to participate up to their pro rata share of ownership in the Company as of December 31, 2001. The Offering's initial closing began March 29, 2002 and continued until April 15, 2002, with a total subscription of $9,292,000 or 9,291.85 units. Mike Liddell, the Company's Chief Executive Officer, had the option to subscribe for his proportionate share of the Offering until September 30, 2002. On September 30, 2002, Mike Liddell elected not to participate.

     On March 29, 2002, Gulfport Funding, LLC, participated in the Offering through a conversion of its $3.0 million dollar loan along with the accumulated interest due from the Company for 3,262.98 Units. Additionally, on March 29, 2002 entities controlled by the majority shareholder initially funded a share of the Preferred Offering in the amount of $2,738,000.

     On June 20, 2002, the Company entered into a new line of credit with BOK. Under the terms of the new agreement, the Company was extended a commitment to borrow up to $2,300,000. Amounts borrowed under the line bear interest at Chase Manhattan Prime plus one percent, with payments of interest on outstanding balances due monthly beginning August 1, 2002. Any principal amounts borrowed under the line will be due on July 1, 2003. The outstanding balance under this credit facility was $0 at September 30, 2002.

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

      To realize reserves and increase production, the Company must continue its exploratory drilling, undertake other replacement activities or utilize third parties to accomplish those activities. In the year 2002, Gulfport expects to undertake several intermediate drilling programs. It is anticipated that these reserve development projects will be funded either through the use of cash flow from operations when available, funds received through its Preferred Stock Offering, interim bank financing or related third party financing, a long-term credit facility or by accessing the capital markets. The cash flow generated from these new projects will be used to make the Company's required principal payments on its debt with the remainder reinvested in the field to complete more capital projects.

COMMITMENTS

Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of September 30, 2002, the plugging and abandonment trust totaled $2,452,000. These funds are invested in a U.S. Treasury Money Market.

     During March 2002, Gulfport began to fulfill its yearly plugging commitment of 20 wells at WCBB for the twelve-month period ending March 31, 2002. As of this date of this filing, the pluggings were completed.

     During July 2002, the Company commenced its plugging commitment program for the twelve-month period ending March 31, 2003. As of the date of this filing, the pluggings were completed.

     In addition, the Company has letters of credit totaling $200,000 secured by certificates of deposit being held for plugging costs in the East Hackberry field. Once specific wells are plugged and abandoned the $200,000 will be returned to the Company.

Office Lease

     On August 8, 2002, the Company executed a 60-month lease on 12,035 square feet of office space to commence on or around December 1, 2002. Monthly payments under the lease are approximately $18,000.

SUBSEQUENT EVENTS

     During the third quarter of 2002, the Company underwent a royalty audit, which was conducted by the State of Louisiana. The audit covered the period from January 1, 1999 through December 31, 2001. The Company was notified during October of 2002 that the total additional royalty to be paid as a result of the audit approximated $400,000. The Company anticipates recording the liability for payment of these royalties during the fourth quarter of 2002 once the final amount of the liability is determined.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

ITEM  4.  CONTOLS AND PROCEDURES

     Gulfport Energy Corporation, under the direction of the Chief Executive Officer and the Vice President and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by Gulfport in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to Gulfport's management, including the Chief Executive Officer and the Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

     Within 90 days prior to the filing of this Form 10-Q, an evaluation was performed under the supervision and with the participation of Gulfport management, including the Chief Executive Officer and the Vice President and Chief Financial Officer, of Gulfport's disclosure controls and procedures (as those terms are defined in Rule 13a-14(c) under the Securities Exchange Act of
1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Gulfport's disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), each of these officers executed a Certification included in this Form 10-Q.

     As of the date of this Form 10-Q, there have not been any significant changes in Gulfport's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. No significant deficiencies or material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.


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

                                       GULFPORT  ENERGY  CORPORATION

Date:  November  14,  2002


                                       /s/Mike  Liddell
                                       -----------------------------------------
                                       Mike  Liddell
                                       Chief  Executive  Officer


                                       /s/Mike  Moore
                                       -----------------------------------------
                                       Mike  Moore
                                       Chief  Financial  Officer

                                  CERTIFICATION

I, Mike Liddell, Chief Executive Officer of Gulfport Energy Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gulfport Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a----14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in   this  quarterly  report   our  conclusions  about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;  and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     November  14, 2002              /s/Mike Liddell
                                          -------------------------
                                          Mike  Liddell
                                          Chief  Executive  Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Mike Liddell, Chief Executive Officer of Gulfport Energy Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section  1350,  that,  to  the  best  of  my  knowledge:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78M or 78o(d); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:     November  14,  2002            /s/Mike Liddell
                                          -------------------------
                                          Mike  Liddell
                                          Chief  Executive  Officer

                                  CERTIFICATION

I, Michael G. Moore, Chief Financial Officer of Gulfport Energy Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gulfport Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a----14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in   this  quarterly  report   our  conclusions  about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;  and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     November  14, 2002         /s/Mike Moore
                                     -------------------------
                                     Mike  Moore
                                     Chief  Financial  Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Michael G. Moore, Chief Financial Officer of Gulfport Energy Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section  1350,  that,  to  the  best  of  my  knowledge:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78M or 78o(d); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:     November  14,  2002            /s/Mike Moore
                                          -------------------------
                                          Mike  Moore
                                          Chief  Financial  Officer