Form 10KSB
period 2002-12-31
GULFPORT ENERGY CORP
filed 2003-03-31
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE
                                  ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2002
                        Commission File Number 000-19514


                          Gulfport Energy Corporation
              -----------------------------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                           73-1521290
 -----------------------------------                      ----------------------
 (State  or  other  jurisdiction  of                          (IRS  Employer
  Incorporation  or  organization)                        Identification Number)

                        14313 North May Avenue, Suite 100
                          Oklahoma City, Oklahoma 73134
                                 (405) 848-8807
        ----------------------------------------------------------------
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

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

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State  issuer's  revenues  for its most recent fiscal year: $12,134,000

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $9,182,782 as of February 28, 2003

                   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  X     No
   -----      -----

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Disclosure  Regarding  Forward-Looking  Statements                            4

                                     Part I

Item  1.  Business                                                            4
Item  2.  Properties                                                         15
Item  3.  Legal  Proceedings                                                 17
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders        17

                                    PART II

Item  5.  Market  for  the  Registrant's  Common  Stock  and  Related
            Shareholder  Matters                                             18
Item  6.  Management's  Discussion  and  Analysis  of  Financial
            Condition  and  Results  of  Operations                          19
Item  7.  Financial  Statements                                              24
Item  8.  Changes in and Disagreements with Accountants on Accounting
            and  Financial  Disclosure                                       24

                                    PART III

Item  9.  Directors, Executive Officers, Promoters  and Control Persons;
            Compliance  with  Section  16(a)  of  the  Exchange  Act         25
Item 10.  Executive  Compensation                                            26
Item 11.  Security Ownership of Certain Beneficial Owners and Management     26
Item 12.  Certain  Relationships  and  Related  Transactions                 26
Item 13.  Exhibits  and  Reports  on  Form  8K                               26
Item 14.  Controls  and  Procedures                                          26

          Signatures                                                         28

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that Gulfport Energy Corporation ("Gulfport" or the "Company"), a Delaware corporation, formerly known as WRT Energy Corporation ("WRT"), expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of Gulfport's business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by Gulfport in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with Gulfport's expectations and predictions is subject to a number of risks and uncertainties, general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by Gulfport; competitive actions by other oil and gas companies; changes in laws or regulations; and other factors, many of which are beyond the control of Gulfport. Consequently, all of the forward-looking statements made in the Form 10-KSB are qualified by these cautionary statements and there can be no assurances that the actual results or developments anticipated by Gulfport will be realized, or even if realized, that they will have the expected consequences to or effects on Gulfport, its business or operations.


Item  1.  Business

Description  of  Business

     Gulfport is an independent oil and gas exploration and production company with properties located along the Louisiana Gulf Coast. Gulfport has a market enterprise value (the Company's diluted shares multiplied by the trading price plus long-term debt less cash and short-term investments on a given day) of approximately $40.9 million dollars as of December 31, 2002 and generated EBITDA (earnings before interest, taxes and depletion, depreciation and amortization) of $4.0 million dollars for the twelve months ended December 31, 2002. As of December 31, 2002, the Company had 26 MMBOE proved reserves with a present value (10%) of estimated future net reserves of $245 million dollars and associated standardized measure of discounted future net cash flows of $211 million.

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

(MAP  OMITTED)

     Gulfport serves as the operator of substantially all of the properties in which it holds a working interest with the exception of the Texaco ("Texaco" or "ChevronTexaco") well and deep rights at West Cote Blanche Bay. During 2001 Chevron acquired Texaco. The following table presents certain information as of January 1, 2003 reflecting Gulfport's net interest in its producing oil and gas properties.

                                                                                            Net Proved Reserves
                                                        Non-Producing                           As of 1/1/03
                                                                                         ----------------------------
Field                  NRI/WI     Producing Wells (1)      wells           Acreage(2)      Gas       Oil        Total
                                  -------------------  -------------     --------------
                     Percentages   Gross      Net      Gross     Net     Gross     Net     MBOE      MBOE        MBOE
---------------------------------------------------------------------------------------------------------------------
E Hackberry           78.7/100        13       13         70      70     3,147    3,147      545     3,168      3,713

W Hackberry           87.5/100         1        1         26      26       592      592        -        46         46

West  Cote
Blanche Bay (3)(4)    78.7/100        44       42        292     291     4,590    4,590    2,537    19,781     22,318

Overrides/Royalty     Various         20        1         21       3     4,956      586        3        10         13
Non-operated
                                      -------------------------------------------------------------------------------
TOTAL                                 78       57        409     390    13,285    8,915    3,085    23,005     26,090
                                      ===============================================================================


          (1) The following wells produce on an intermittent basis: East Hackberry - 7; West Hackberry - 0; and West Cote Blanche Bay -9.

          (2)  All  of  Gulfport's  acreage  is  Developed  Acreage.

          (3) Includes 2 producing wells and 1 shut-in well attributable to depths below the Rob "C" Marker ("Deep Rights"). Gulfport has a 40.40% non-operated working interest (29.95% NRI) in the Deep
               Rights outside of the producing wells and a 7% non-operated interest in the producing wells. The Deep Rights are operated by ChevronTexaco Corporation.

          (4) In the future, Gulfport will have to plug and abandon almost 400 wellbores. Gulfport's strategy to meet this obligation is to plug at least twenty wells a year at WCBB, three at Hackberry and to invest in plugging escrow accounts. The Company continually deposits money in the West Cote Blanche Bay Escrow Account, which currently has a balance of approximately $2.5 million dollars. Additionally, Gulfport has a $200,000 letter of credit dedicated to the plugging operations at East Hackberry.

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

      In September 1994, Gulfport sold an overriding royalty interest equal to a 50% working interest in certain producing oil and gas wells situated in the East Hackberry Field to Milam Royalty Corporation, a subsidiary of J. P. Morgan and Company. In April 1999, Gulfport purchased the overriding royalty interest back from the then current owner, Queen Sand Resources, Inc., giving Gulfport a 100% working interest in the field.

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

Area  History  and  Production

      The East Hackberry field was discovered in 1926 by Gulf Oil Company (now ChevronTexaco Corporation) by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 2002 was 111 million barrels of oil with casinghead gas production being 60 billion cubic feet of gas. There have been a total of 170 wells drilled on Gulfport's portion of the field with 13 having current daily production; 7 produce intermittently; 70 wells are shut-in and 4 wells have been converted to salt water disposal wells. The remaining 76 wells have been plugged and abandoned. During 2002, daily net production averaged 320 barrels of oil with a limited amount of net gas production.

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

2002  Activity

     During 2002, Gulfport worked over one salt-water disposal well at the Erwin part of the East Hackberry Field. The Company recompleted and put on full time production one well that had been shut-in on the State lease 50 portion of East Hackberry. Gulfport also plugged four wells at State Lease 50.

     Gulfport will continue testing shut-in wells and putting them on permanent or intermittent production as results warrant. The Company also plans several recompletion projects for the Erwin and State Lease 50 portion of East Hackberry.

2003  Activity

     During the first quarter of 2003, Gulfport has cleaned out two saltwater disposal wells with coiled tubing and has repaired two submersible pumps at East Hackberry.

     Gulfport also plans to work over or recomplete at least five wells at East Hackberry during 2003.

     The Company has also filed a permit to drill a saltwater disposal well on the Erwin portion of East Hackberry. Gulfport is at or near capacity with its current salt water disposal well and feels by adding another salt water disposal well, additional wells that are currently shut in due to a high saltwater cut can be put back on production.

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

Area  History  and  Production

     The first discovery well at West Hackberry was drilled in 1938 and was developed by Superior Oil Company (now Exxon-Mobil Corporation) between 1938 and 1988. The estimated cumulative oil and condensate production through 2002 was 170 million barrels of oil with casinghead gas production of 120 billion cubic feet of gas. There have been 36 wells drilled to date on Gulfport's portion of West Hackberry and currently 1 are producing, 26 are shut-in and 1 well has been converted to a saltwater disposal well. The remaining 8 wells have been plugged and abandoned. During 2002, daily net production averaged 22 barrels of oil and a limited amount of gas.

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

2003  Activity

     Gulfport is in the process of generating projects in the West Hackberry field.

West  Cote  Blanche  Bay  Field

(Map  Omitted)  (Type  Log  Omitted)


Location  and  Land

      The West Cote Blanche Bay (WCBB) Field lies approximately five miles off the coast of Louisiana primarily in St. Mary Parish in a shallow bay, with water depths averaging eight to ten feet. Gulfport originally acquired from Texaco a 6.25% working interest in all zones in the WCBB field in July 1988. In April 1995, Gulfport completed the purchase of an additional 43.75% working interest in the WCBB field from an affiliate of Benton Oil and Gas Company and two affiliates of Tenneco, Inc. as to those rights lying above the base of the Rob "C" marker, located at approximately 10,500'. The sellers retained their interests in all depths below the base of the Rob "C" marker. In July, 1997 Gulfport acquired the remaining 50% working interest in the WCBB field in depths above the Rob "C" marker from Texaco and became the operator of the shallow rights in the field. In 1999, Gulfport exercised a preferential right to purchase an additional 1.00% working interest in the rights below the Rob "C" marker. Currently Gulfport owns a 100% working interest (78.66% NRI) and is the operator in the depths above the Rob "C" marker and owns a 40.40% non-operated working interest (29.95% NRI) in depths below the Rob "C" marker. ChevronTexaco is the operator below the base of the Rob "C" marker. Gulfport's leasehold at WCBB covers a portion of Louisiana State Lease 340 and contains 4,590 acres.

Deep  Rights  Acquisition

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

Geology

      WCBB overlies one of the largest salt dome structures on the Gulf Coast. The field is characterized by a piercement salt dome, which created traps from the Pleistocene through the Miocene. The relative movements affected deposition and created a complex system of fault traps. The compensating fault sets generally trend NW-SE and are intersected by sets having a major radial component. Later-stage movement caused extension over the dome and a large graben system (a downthrown area bounded by normal faults) was formed.

      There are over 100 distinct sandstone reservoirs recognized throughout most of the field and nearly 200 major and minor discrete intervals have been tested. Within the 875 wellbores that have been drilled to date in the field, over 4,000 potential zones have been penetrated. These sands are highly porous and permeable reservoirs primarily with a strong water drive.

     WCBB is a structurally and stratigraphically complex field. All of the PUD locations at WCBB are adjacent to faults and abut at least one fault. Gulfport's Proved Undeveloped (PUD) drilling program is designed to penetrate each PUD trap with a new wellbore in a structurally optimum position, usually very close to the fault seal. The majority of these wells are directionally drilled using steering tools and downhole motors. The tolerance for error in getting near the fault is low, so the complex faulting does introduce a risk factor of crossing the fault before encountering the zone of interest, which could result in part or all of the zone being absent in the borehole. This in turn can result in lower than expected or zero reserves for that zone. The new wellbores eliminate the mechanical risk associated with trying to produce the zone from an old existing wellbore, while the wellbore locations are situated so as to entirely drain each reservoir. The vast majority of the PUD targets are up-dip offsets to wells which produced from a sub-optimum position within a particular zone. Gulfport's current PUD drilling schedule calls for the drilling of 171 wells, starting in 2003 with 18 wells and continuing through 2011. All costs for the directional drilling has been figured into the overall well cost budget.

Area  History  and  Production

      Texaco drilled the discovery well in 1940 based on a seismic and gravitational anomaly. WCBB was subsequently developed on an even 160-acre pattern for much of the remainder of the decade. Developmental drilling continued and reached its peak in the 1970's when over 300 of the over 800 total wells were drilled in the field. Of the over 800 wells drilled, only 80 were dry holes and many of these were capable of hydrocarbon production. As a result, the field has an historic success rate of over 90% for all wells drilled. Past successes do not assure similar results going forward. The historical average cumulative gross production for a producer in the field is 237 MBO, with over 100 of those wells (14% of total wells) producing in excess of 500 MBO. As of January 1, 2003, field cumulative gross production was 192 MMBO and 233 BCF of gas.

      There have been 875 wells drilled in WCBB. Of these, 42 are currently producing, 291 are shut-in and five are salt water disposal wells. The balance of the wells (or 537) have been plugged and abandoned. During 2002, Gulfport's net current daily production averaged 1,316 barrels of oil, 1,148 MCF of gas and 11,092 barrels of water at WCBB.

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

Facilities

      Gulfport owns and operates a production facility at WCBB. The platform for the production facility stretches over a mile and is equipped with a 30 MMCF capacity dehydrating system and three 225 horsepower triplex saltwater disposal pumps. The Company has an ongoing program to modernize and service the production facilities at WCBB. During 2001, Gulfport installed two new gas compressors totaling 3,000 horsepower into full time service at the field replacing three outdated inefficient compressors. The new compressors increased efficiency and, together with a new header valve the Company installed at one of the tank batteries, reduced gas usage in the field by 50%. Other work performed on the facility during 2001 included repairing or replacing flow lines and gas lift lines. Gulfport also back flowed and cleaned sand from the five saltwater disposal wells at West Cote Blanche Bay, which allows the wells to handle a higher volume of water. The Company generates cash flow by handling other companies' gas and oil and disposing of their saltwater through the facility for a fee. In 2002, Gulfport received an average of $25,111 a month from a third party partner for their share of the facility expenses.

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

     During 2001, Gulfport plugged 26 wells at WCBB at an average cost of $18,400 per well.

2002  Activity

     In 2002, Gulfport continued to use the reprocessed 3-D seismic data to identify and confirm intermediate and shallow prospects at WCBB.

     During the first quarter of 2002, Gulfport performed two re-completions and one workover at the West Cote Blanche Bay Field. Some of this work commenced during the fourth quarter of 2001.

     During 2002, Gulfport met its plugging obligation for the period ending March 31, 2003 and plugged 22 wells at WCBB at an average cost of $12,741 per well. (Two of the wells plugged will count towards the 2003 plugging liability). The Company has plugged 112 wells at WCBB since it began its plugging program in 1997.

     Gulfport began a seven well drilling program in April and finished it in July of 2002. The Company completed and is currently producing five wells drilled during the program. Four of the five wells that are currently producing are directional wells that were steered by downhole motors so as to encounter multiple hydrocarbon targets at the best structural position possible. The four directional wells drilled during this program encountered a total of 328 feet of net pay with a combined initial production rate of 460 barrels of oil, 548 mcf of gas and 233 barrels of water per day. Gulfport drilled two non-productive wells in this drilling program. One of these wells was a shallow exploratory well drilled near the lease boundary, while the other well encountered the target zones but the zones were deemed to be too thin to justify completion.

     Effective August 1, 2002 Gulfport acquired additional interest in the deep rights, those rights located below the base of the Rob "C" formation found at a depth of approximately 10,000', at the West Cote Blanche Bay Field. This acquisition brings Gulfport's interest to a total of 40.40% working interest and 29.95% net revenue interest in the deep rights at this field to go with 100% working interest and 78.665% net revenue interest in the shallow rights. The
Company continues to work to increase its interest in its primary asset, West Cote Blanche Bay.

     Hurricane Lili hit the southern gulf coast of Louisiana on October 3, 2002 with estimated sustained winds over 120 miles per hour and a 9- foot tidal surge. The eye of the hurricane came on shore directly East of Gulfport's WCBB field. The storm caused significant damage to the Company's production facilities and the WCBB field. The total cost to restore production to the field was estimated by the Company's personnel and insurance carrier to be $3,510,000. As of December 31, 2002, the Company had received a $1,000,000 advance payment from its insurance carrier in order to commence repairs to the field and facility. The remaining $2,510,000 in insurance settlement proceeds was received during early 2003 and is included in the accompanying balance sheet in the financial statements as "Insurance settlement receivable" at December 31, 2002.

     Gulfport commenced a six well drilling program at West Cote Blanche Bay on December 1, 2002, four of the wells were drilled or spud in 2002 and the remaining two were drilled in 2003. These wells had total depths ranging from 2,500' to 5,000' and each well tested at least two zones. The Company generally drilled shallower wells in this drilling program in order to lower risk and reduce drilling costs. The six wells encountered a total of 536' of net pay and 27 productive zones. The six wells had initial daily total gross production of 849 barrels of oil, 55 mcf of gas and 47 barrels of water.

2003  Activity

     Gulfport is preparing to drill two seven well drilling programs at West Cote Blanche Bay in 2003. The first seven well program should spud during mid-April and the second program should spud during the summer of 2003. These wells will have total depths ranging from 2,500' to 6,800'. The Company is also working on another four well drilling program that will most likely begin sometime during the fourth quarter 2003.

     Gulfport has also successfully recompleted two wells during the first quarter of 2003 and plans an additional four recompletions in the second quarter of the year.

     During 2002, Gulfport filed for a permit to convert a well that is currently inactive to a saltwater disposal well. The Company is nearing capacity with its current saltwater disposal system and feels that adding an another disposal well will not only service additional production that it hopes to discover in the field, but will allow Gulfport to put into production wells that are currently inactive due to a high salt water cut. As of the date of this filing, the permit is still pending.

Texaco  Operated  Well

      In June of 1999, Gulfport executed a sublease in favor of Texaco of an approximate 72 acre block below the base of the 8 Sand, located at approximately 9,060 feet, at WCBB and reserved a 25% back-in working interest after the proceeds of the well totaled $1,000,000. The well paid out in December 1999.

     Gulfport is in the process of securing a release of two Texaco operated boreholes, which are within the Gulfport acreage and depleted abandoned in the zones below the Rob "C". There are several productive zones behind pipe to which Gulfport retains 100% interest and can exploit at relatively low costs.

Overriding  Royalty  Interests

      Gulfport also owns overriding royalty interests in an additional 14 producing oil and gas wells lying in four fields.

     When Gulfport sold its interest in the Bayou Penchant Field to Castex Energy 1996 Limited Partnership effective April 1, 1998, Gulfport retained a 10% overriding royalty interest in this field. The Bayou Penchant field is located in Terrebonne Parish, Louisiana and the 2002 average daily gross production from five producing wells was 1,320 gross MCF of gas.

      Gulfport also owns a 2.5% overriding royalty interest in three producing wells at the Napoleonville Field retained when Gulfport sold its interest to Plymouth Operating Company in 1998. The Napoleonville field is located in Assumption Parish, Louisiana and averaged 120 gross barrels of oil per day in 2002.

     The land occupied by a warehouse owned by Gulfport in Lafayette, LA covers approximately one acre. The mineral rights underlying the building were included in a unit drilled by Newfield Exploration Company. In April 2000, effective June 1999, Gulfport backed into a working interest in the Gladys Garber #1 well. The well generated over $14,000 and $62,000 net to Gulfport's interest during 2002 and 2001 respectively.

Fee  Minerals  and  Surface  Interest

      Gulfport owns 230 net acres of fee minerals and surface interest adjacent to its West Hackberry Field in Cameron Parish, Louisiana. This property currently contains six marginally producing wells.

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

                                                   Acreage            Producing     Non-Producing
     Field                   Parish           Working  Interest         Wells           Wells
     Bayou  Penchant         Terrebonne              3.125%                6               9
     Bayou  Pigeon           Iberia                  6.250%                6               6
     Deer  Island            Terrebonne              6.250%                3               3
     Golden  Meadow          Lafourche               3.125%                0               1
     Bayou  Long             Iberia                  3.125%                1               0

     During early 2003, Apache Corporation ("Apache") took over as operator of most of the properties Gulfport received from Castex. Apache has proposed several work over and recompletion projects scheduled for the first and second quarter of 2003 related to these properties.

Other  Interests

Litigation  Trust

     Gulfport owns a 12% interest in the Trust (the "Litigation Trust") that was established in WRT's bankruptcy to pursue litigation connected with WRT.

      The Litigation Trust filed approximately 400 preference actions and several substantive actions alleging fraud, malpractice and other wrongdoings. At this time, Gulfport cannot estimate what the potential future recovery from the litigation will be. See additional discussion regarding the Litigation Trust in the footnotes to the accompanying financial statements.

Oil  and  Gas  Marketing

      Gulfport sells its oil and gas at the wellhead and does not refine petroleum products. Other than normal production facilities, Gulfport does not own an interest in any bulk storage facilities or pipelines. As is customary in the industry, Gulfport sells its production in any one area to relatively few purchasers, including transmission companies that have pipelines near Gulfport's producing wells. Gas purchase contracts are generally on a short-term "spot market" basis and usually contain provisions by which the prices and delivery quantities for future deliveries will be determined. The majority of Gulfport's crude oil production in 2002 was sold on contracts based on the average closing price on NYMEX for each trading day during the month of delivery.

     During 2002, oil sales to Gulfmark Energy Inc., Williams Energy Marketing & Trading Company, Shell Trading Company and Equiva Trading Company accounted for 56%, 19%, 12% and 10%, respectively, of Gulfport's oil sales. Gulfport had no other purchasers that accounted for greater than 10% of its oil sales during 2002. During 2001, oil sales to Gulfmark Energy Inc. accounted for 86% of Gulfport's oil sales. Gulfport had no gas purchasers that accounted for more than 10% of its total sales during 2002 or 2001.

     Beginning in January 2003, Gulfport has entered into various fixed price contracts for a portion of the WCBB production for periods during 2003 and January 2004.

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

Headquarters  and  Other  Facilities

     Gulfport leases office space in Oklahoma City, Oklahoma under a lease covering approximately 12,035 square feet. The monthly rent is approximately $18,000.

      In 1996, Gulfport purchased a building in Lafayette, Louisiana to be used as Gulfport's Louisiana headquarters. The 16 year-old building contains 12,480 total square feet with 6,180 square feet of finished office area and 6,300 square feet of clear span warehouse area. The mortgage balance was approximately $140,000 as of January 1, 2003 with an estimated fair market value of $350,000. This building allows Gulfport to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

Employees

      At December 31, 2002 Gulfport had 14 employees. A Louisiana well servicing company serves as contract operator of the fields and provides all necessary field personnel.


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

     The following table sets forth estimates of the proved oil and gas reserves of Gulfport at December 31, 2002, as estimated by Netherland, Sewell & Associates, an independent engineering firm.

                                              DECEMBER 31, 2002
                              ---------------------------------------------
Proved Reserves               Developed          Undeveloped          Total
                              ---------          -----------          -----
Oil (MBBLS)                     3,232               19,773            23,005
Gas (MMCF)                      3,773               14,737            18,510
MBOE                            3,861               22,229            26,090
Year-end present
  value 10% of
  estimated future
  net  revenue          $  36,907,000       $  208,425,000     $ 245,332,000
     (Pre-tax)

      Total proved reserves decreased to 26,090 MBOE at January 1, 2003 from 28,944 at January 1, 2002. This decrease in reserves is mainly attributable to normal production declines, the loss of PUD reserves after some of the zones proved non-commercial in the #867, 868 and #869 wells and an increase in gas usage at the WCBB facility due to a measurement change.

      The estimated future net revenues set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions prevailing at December 31, 2002. The estimated future production is priced at December 31, 2002 without escalation using $31.20 per BBL and $4.74 per MCF, adjusted by lease for transportation fees and regional price differentials.

      In compliance with federal law, Gulfport files annual reports with the Energy Information Agency of the U.S. Department of Energy with respect to its production of oil and gas during each calendar year and its estimated oil and gas reserves at the end of each year.

Production,  Prices,  and  Production  Costs

      The following is a table and graph of Gulfport's net production in 2002 and 2001.

                                               Year Ended December 31,
                                                  2002          2001
                                                  ----          ----
Production  Volumes:
Oil (MBBLS)                                        464           595
Gas (MMCF)                                         103            71
Oil Equivalents (MBOE)                             481           607

Average  Prices
Oil  (per  BBL)                                  $24.69  (1)  $25.50  (1)
Gas  (per  MCF)                                  $ 3.66       $ 4.20
Oil  Equivalents  (per  MBOE)                    $24.59       $25.48
Average  Production  Costs  (per  BOE)           $10.65  (2)  $ 7.85  (2)
Average  Production  Taxes  (per  BOE)           $ 2.81       $ 2.88

--------------------------------------
     (1) Includes fixed contract prices of $26.50 for the months May through October 2002 and $25.90 for November and December.

     (2)  Does  not  include  production  taxes.

(Graph  Omitted)

Drilling  and  Recompletion  Activities

     The following table contains data with respect to certain of Gulfport's field operations during the years ended December 31, 2002 and 2001.

                                               2002                   2001
                                           -------------          -------------
                                           Gross     Net          Gross     Net
                                           -----     ---          -----     ---
          Recompletions, Sidetracks
          and  Deepenings:
          Oil                                4        4              6       6
          Gas                                0        0              0       0
          Non-Productive                     0        0              0       0


          TOTAL:                             4        4              6       6
                                            ===========             ==========

          Exploratory - non-productive       1        1              0       0
                                            ===========             ==========

          Development  Wells:
          Oil                                8        8              7       7
          Gas                                0        0              0       0
          Non-Productive                     1        1              0       0
                                            -----------             ----------

         TOTAL:                              9        9              7       7
                                            ===========             ==========

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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     On March 5, 2002, the holders of a majority of the outstanding shares of the Company's common stock executed a written consent electing five persons to serve on the board of directors of Gulfport. Each director will serve until the next annual meeting or until he is succeeded by another qualified director who has been elected.

      The annual shareholder meeting for Gulfport for the year ended December 31, 2002 has not been scheduled as of the date of this filing.

Item  4a.  Executive  Officers  of  the  Registrant.

        The  officers  of  Gulfport  are  as  follows:

               Name                 Age           Position
               ----                 ---           --------
           Mike  Liddell             49      Chairman  of   the   Board,   Chief
                                               Executive  Officer, President and
                                               Director

           Michael  G.  Moore        46      Vice  President  and  Chief
                                               Financial  Officer

           Lisa  Holbrook            32      Vice  President,   General  Counsel
                                               and  Secretary

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


                                    PART II

Item  5.  Market  for Registrant's Common Equity and Related Stockholder Matters

     Gulfport's Common Stock is traded on the NASD OTC Bulletin Board under the symbol GPOR. The following table sets forth the high and low sales prices for the Common Stock in each quarter:

                                             2002                  2001
                                        --------------         --------------
  YEAR  ENDED  DECEMBER  31               LOW     HIGH          LOW     HIGH
  ----------------------------          ----    -----          -----   ------
        First  Quarter                  $3.50    $5.40         $3.88    $4.50
        Second  Quarter                 $2.80    $4.20         $4.00    $6.25
        Third  Quarter                  $2.75    $3.65         $4.00    $4.60
        Fourth  Quarter                 $2.10    $3.05         $4.25    $4.60

     Holders  of  Record

      At the close of business on February 1, 2003 there were 406 shareholders of record holding 10,146,566 shares of Common Stock outstanding.

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

     On June 20, 2002, the Company entered into a new line of credit with BOK. Under the terms of the new agreement, the Company was extended a commitment to borrow up to $2,300,000. Amounts borrowed under the line bear interest at Chase Manhattan Prime plus one percent, with payments of interest on outstanding balances due monthly beginning August 1, 2002. Any principal amounts borrowed under the line will be due on July 1, 2003. The outstanding balance under this credit facility was $0 at December 31, 2002.

On May 22, 2001, the Company entered in to a revolving line of credit agreement with Gulfport Funding, LLC, ("Gulfport Funding") which has ownership in common with the Company. Under the terms of the agreement, the Company could borrow up to $3,000,000, with borrowed amounts bearing interest at Bank of America Prime Rate plus 4%. All outstanding principal amounts along with accrued interest are due on February 22, 2002. The Company paid a facility commitment fee of $60,000 in connection with this line of credit. This fee was amortized over the life of the agreement. As of December 31, 2001, the Company borrowed $3,000,000 available under this line. On March 29, 2002, the outstanding balance of this note payable, along with all accumulated interest due on the note were retired through Gulfport Funding's participation in the Company's Private Placement Offering.

     In accordance with the Gulfport Funding revolving credit agreement, the Company issued 108,625 warrants to CD Holdings, LLC. The exercise price of these warrants was established as the average closing price of the Company's common stock for the five days following the issuance of the warrants. The warrant agreement provides for pro-rata adjustments to the number of warrants granted if the Company at any time increases the number of outstanding shares or otherwise adjusts its capitalization.

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

                                               Year Ended December 31,
                                                  2002          2001
                                                  ----          ----
Production  Volumes:
Oil (MBBLS)                                        464           595
Gas (MMCF)                                         103            71
Oil Equivalents (MBOE)                             481           607

Average  Prices
Oil  (per  BBL)                                  $24.69  (1)  $25.50  (1)
Gas  (per  MCF)                                  $ 3.66       $ 4.20
Oil  Equivalents  (per  MBOE)                    $24.59       $25.48
Average  Production  Costs  (per  BOE)           $10.65  (2)  $ 7.85  (2)
Average  Production  Taxes  (per  BOE)           $ 2.81       $ 2.88

     (1) Includes fixed contract prices of $26.50 for the months May through October 2002 and $25.90 for November and December.
     (2)  Does  not  include  production  taxes.

Comparison  of  Years  Ended  December  31,  2002  and  2001

      Gulfport reported net loss attributable to common stock of $625,000 for the year ended December 31, 2002, as compared with net income attributable to common stock of $5,417,000 for the year ended December 31, 2001. The decrease in earnings attributable to common stock of $6,042,000 was due to a decrease in oil and gas sales during 2002 mainly as a result of the damage to the WCBB facility and facility down time caused by Hurricane Lili, gains recorded during 2001 on the settlement of disputed amounts and to the preferred stock dividends paid as a result of the preferred stock issued in conjunction with the March 2002 Private Placement Offering.

      Oil and Gas Revenues. For the year ended December 31, 2002, Gulfport reported oil and gas revenues of $11,829,000, a 31% decrease from revenues of $15,458,000 in 2001. This $3,629,000 decrease in revenues is attributable to a 21% decrease in BOE produced to 481 BOE for the year ended December 31, 2002 as compared to 607 BOE for the same period in 2001. This decrease in production was due mainly to the loss of production from the WCBB field as a result of Hurricane Lili as well as normal production declines.

      Operating Expenses Including Production Taxes. Total lease operating expenses including production taxes decreased slightly to $6,474,000 for the year ended December 31, 2002 as compared to $6,517,000 for the same period in 2001.

      General and Administrative Expenses. Net general and administrative expenses increased slightly by $239,000 or 13% to $1,873,000 for the year ended December 31, 2002 from $1,634,000 for the same period in 2001. This increase was due primarily to a reduction in administrative reimbursements from related parties companies of $75,546, an increase in legal fees of $71,614 incurred as a result of the preferred offering during 2002 and a write off of miscellaneous pipe inventory of $60,000.

     Interest Expense. Interest expense decreased by $200,000 or 110% to $181,000 for the year ended December 31, 2002 from $381,000 for the same period in 2001. This decrease was due to the retirement of the Company's outstanding debt during 2002.

     Litigation Trust. The Company received $160,000 from the Litigation Trust during 2002. No revenues were received from the Litigation Trust in 2001.

      Other changes in income for the year ended December 31, 2002 as compared to the year ended December 31, 2001 were attributable to the following factors:

      Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $3,386,000 for the year ended December 31, 2002, consisting of $3,106,000 in depletion on oil and gas properties, $260,000 in depreciation of other property and equipment and $20,000 in amortization expense. This is a 12% decrease when compared to the 2001 depreciation, depletion and amortization expense of $3,778,000. This decrease is due primarily to a decrease in production for the year ended December 31, 2002 to 481 MBOE as compared to 607 MBOE for the same period in 2001.

     Income Taxes. As of December 31, 2002, the Company had a net operating loss carryforward of approximately $91 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $49 million, which was fully reserved by a valuation allowance at that date.
Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $176,000 was provided for the year ended 2002, which was fully offset by an equal income tax benefit due to operating loss carryforwards and other deferred tax assets.

     Preferred Stock Dividends. During 2002, the Company issued $1,066,000 of preferred stock dividends to the holders of the preferred stock issued in conjunction with the March 2002 Private Placement Offering.

     Gain on Settlement of Disputed Amounts. Other changes in income for the period ended December 31, 2002 as compared to the period ended December 31, 2001, included $1.9 million of non-recurring income related to the settlement of disputed amounts recognized during 2001. During the second quarter of 2001, the Company reached a settlement with Texaco Exploration and Production, Inc. ("Texaco") regarding previously disputed amounts, some of which date back to periods which were prior to the Company's reorganization. The Company's net gain resulting from this settlement was $754,000. Also included on "Gain on Settlement of Disputed Amounts" for the year ended December 31, 2001, were items previously recorded as accounts payable totaling $1,167,000 which were also settled or had expired by December 31, 2001. Included in this total were certain tax claims of $372,000 as discussed in Note 15 to the Financial Statements, as well as $795,000 in funds which the Company had previously classified as accounts payable at December 31, 2000 because it believed these funds exceeded its share of revenues on properties which it owns.

Capital  Expenditures,  Capital  Resources  and  Liquidity

      Net cash flow provided by operating activities for the year ended December 31, 2002 was $4.0 million, as compared to net cash flow provided by operating activities of $7.6 million for the comparable period in 2001. The decrease was due to a decrease in oil and gas sales during 2002 mainly as a result of the damage to the WCBB facility and facility down time caused by Hurricane Lili, gains recorded during 2001 on the settlement of disputed amounts and to the preferred stock dividends paid as a result of the preferred stock issued in conjunction with the March 2002 Private Placement Offering.

      Net cash provided by financing activities for 2002 was $4.9 million as compared to $3.1 million provided during 2001. Net cash provided by financing activities in 2002 include $6.0 million in proceeds received in the Company's Private Placement Offering which took place in March 2002, while financing activities in 2001 included $3.0 million of proceeds from the new Gulfport Funding, LLC credit facility and $.96 million in proceeds from borrowings on a line of credit.

     Capital Expenditures. In 2002, Gulfport invested $8.5 million in oil and gas properties and other property and equipment as compared to $12.8 million during the comparable period in 2001. Of the $8.5 million that the Company spent during 2002, $5.0 million was spent on drilling and completion activity on new wells, $3.1 million was spent on workover activity on existing wells, $63,000 was spent on the acquisition of existing properties, and the remaining expenditures were attributable to general and administrative costs which were capitalized to the full cost pool. During 2002, Gulfport financed its capital expenditures with cash flow provided by operations and proceeds received in its Private Placement Offering which took place during March of 2002.

     Gulfport's strategy is to continue to increase cash flows generated by its properties by undertaking new drilling, workover, sidetrack and recompletion projects in the fields to exploit its reserves. The Company has upgraded its infrastructure by enhancing its existing facilities to increase operating efficiencies, increase volume capacities and lower lease operating expenses. Additionally, Gulfport completed the reprocessing of its 3-D seismic data in its principal property, West Cote Blanche Bay. The reprocessed data will enable the Company's geophysicists to generate new prospects and enhance existing prospects in the intermediate zones in the field, thus creating a portfolio of new drilling opportunities.

     Capital Resources. On July 11, 1997 Gulfport entered into a $15,000,000 credit facility with ING (U.S.) Capital Corporation ("ING"). During 1998 and 1999, there were two amendments to the facility and the maturity date was reset to June 30, 2000. On June 28, 2000, the Company repaid in full its credit facility at ING and established a new credit facility at Bank of Oklahoma ("BOK"). Gulfport was advanced $1.6 million on this new facility, which called for interest payments to be made monthly in addition to twelve monthly principal payments of $100,000, with the remaining unpaid balance due on August 31, 2001. On March 22, 2001, Gulfport executed a new note with BOK increasing the availability to $1,760,000, increasing the monthly payments slightly to $110,000 beginning July 1, 2001 and extending the maturity date to October 1, 2002. All outstanding amounts related to this note were repaid during 2002.

     On June 20, 2002, the Company entered into a new line of credit with BOK. Under the terms of the new agreement, the Company was extended a commitment to borrow up to $2,300,000. Amounts borrowed under the line bear interest at Chase Manhattan Prime plus one percent, with payments of interest on outstanding balances due monthly beginning August 1, 2002. Any principal amounts borrowed under the line will be due on July 1, 2003. There was no outstanding balance under this credit facility at December 31, 2002.

     On May 22, 2001, the Company entered into a revolving line of credit agreement with Gulfport Funding, LLC, ("Gulfport Funding") which has ownership in common with the Company. Under the terms of the agreement, the Company may borrow up to $3,000,000, with borrowed amounts bearing interest at Bank of America Prime Rate plus 4%. All outstanding principal amounts along with accrued interest were due on February 22, 2002. The Company paid a facility commitment fee of $60,000 in connection with this line of credit. This fee was amortized over the life of the agreement. As of December 31, 2001, the Company had borrowed $3,000,000 available under this line. On March 29, 2002, the outstanding balance of this note payable, along with all accumulated interest due on the note were retired through Gulfport Funding's participation in the Company's Private Placement Offering as described below.

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

As a result of the completion of the NSA engineering report for the year ended January 1, 2003, the Company intends to initiate discussions with banking institutions in an attempt to put in a place a larger and longer-term revolving credit facility. The Company cannot be sure however that they will be successful.

The Company is also currently consulting with several financial advisors to determine how to take advantage of the current market whether through internal value creation or a capital markets transaction.

     Liquidity. The primary capital commitments faced by the Company are the capital requirements needed to continue developing the Company's proved reserves.

      In Gulfport's January 1, 2003 reserve report, 85% of Gulfport's net reserves were categorized as proved undeveloped. The proved reserves of Gulfport will generally decline as reserves are depleted, except to the extent that Gulfport conducts successful exploration or development activities or acquires properties containing proved developed reserves, or both.

     To realize reserves and increase production, the Company must continue its exploratory drilling, undertake other replacement activities or utilize third parties to accomplish those activities. In the year 2003, Gulfport expects to undertake several intermediate drilling programs. It is anticipated that these reserve development projects will be funded either through the use of cash flow from operations when available, interim bank financing or related third party financing, a long-term credit facility or by accessing the capital markets. The cash flow generated from these new projects will be used to make the Company's required principal payments on its debt (if any) with the remainder reinvested in the field to complete more capital projects.

Commitments  and  Contingencies

     Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March, 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. ChevronTexaco retained a security interest in production from these properties until abandonment obligations to ChevronTexaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of December 31, 2002, the plugging and abandonment trust totaled $2,514,000, including interest received during 2002 of approximately $29,000. The company has plugged 112 wells at WCBB since it began its plugging program in 1997.

     During March 2002, Gulfport fulfilled its yearly plugging commitment of 20 wells at WCBB for the twelve-month period ending March 31, 2002. During July 2002, the Company commenced its plugging commitment program for the twelve-month period ending March 31, 2003. As of the date of this filing, the pluggings were completed.

     In addition, the Company has letters of credit totaling $200,000 secured by certificates of deposit being held for plugging costs in the East Hackberry field. Once specific wells are plugged and abandoned the $200,000 will be returned to the Company.

Texaco  Global  Settlement

     Pursuant to the terms of a global settlement between ChevronTexaco and the State of Louisiana which includes the State Lease No. 50 portion of Gulfport's East Hackberry Field, Gulfport was obligated to commence drilling a well or other qualifying development operation on certain non-producing acreage in the field prior to March 1998. Because of prevailing market conditions during 1998, the Company believed it was commercially impractical to shoot seismic or commence drilling operations on the subject property. As a result, Gulfport has agreed to surrender approximately 440 non-producing acres in this field to the State of Louisiana. At December 31, 2002, Gulfport was in the process of releasing these properties to the State of Louisiana.


Item  7.  Financial  Statements

     The information required by this item appears on pages F-1 through F-22 following the signature pages of this Report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None

                                    PART III

Item  9.  Directors  and  Executive  Officers  of  the  Registrant.

          The  officers  and  directors  of  Gulfport  are  as  follows:

               Name                 Age       Position
               ----                ---        -------
               Mike  Liddell         49        Chairman of the Board, Chief
                                                 Executive Officer, President
                                                 and  Director

               Michael G. Moore      46        Vice  President  and
                                                 Chief  Financial  Officer

               Lisa  Holbrook        32        Vice President, General Counsel
                                                 and Secretary

               Robert  E.  Brooks    56        Director
              *David  L.  Houston    50        Director
              *Mickey  Liddell       41        Director
              *Dan  Noles            55        Director

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


Items  10  &  11.  Executive  Compensation  and  Security  Ownership  of Certain
                   Beneficial  owners  and  Management

     For information concerning Item 10 - Executive Compensation and Item 11 - Security Ownership of Certain Beneficial owners and Management, see the definitive Proxy Statement of Gulfport Energy Corporation for the Annual Meeting of Shareholders, the date of which has not been determined as of the date of this filing, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's year and is incorporated herein by this reference (with the exception of portions noted therein that are not incorporated by reference). See also Part I - Item 4A - Executive Officers of the Registrant.


Item  12.  Certain  Relationships  and  Related  Transactions

     In March 2001, a company that shares common ownership with Gulfport acquired a majority of the oil and natural gas properties of a mid-continent exploration and production company. Subsequent to the acquisition, Gulfport began providing administrative services to effectively manage the day-to-day operations of this acquisition and in turn receives an administrative service fee for such services. These properties were sold effective January 1, 2002.


Item  13.  Exhibits  and  Reports  on  Form  8-K.

     (a)  Exhibits.

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

         10.6 Promissory Note dated May 22, 2001 between Registrant and Gulfport Funding, LLC (1)
           --------------------------------------------

         (1) Previously filed as an exhibit to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference. None

     (b)  Reports  on  Form  8-K

          2.1 Form 8-K filed on March 8, 2002 between Registrant and Gulfport Funding, LLC.



ITEM  14.  CONTROLS  AND  PROCEDURES

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

     Within 90 days prior to the filing of this Form 10-KSB, an evaluation was performed under the supervision and with the participation of Gulfport management, including the Chief Executive Officer and the Vice President and Chief Financial Officer, of Gulfport's disclosure controls and procedures (as those terms are defined in Rule 13a-14(c) under the Securities Exchange Act of
1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Gulfport's disclosure controls and procedures are effective as of the date of this Form 10-KSB. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), each of these officers executed a Certification included in this Form 10-KSB.

     As of the date of this Form 10-KSB, there have not been any significant changes in Gulfport's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. No significant deficiencies or material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   March  28,  2003.



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



Date:   March  28,  2003               By:/s/Mike  Liddell
                                          -------------------------------------
                                          Mike Liddell, Chief Executive Officer
                                            And  Director


Date:   March  28,  2003               By:/s/Robert  Brooks
                                          -------------------------------------
                                          Robert  Brooks,  Director


Date:   March  28,  2003               By:/s/David  L.  Houston
                                          -------------------------------------
                                          David  L.  Houston,  Director


Date:   March  28,  2003               By:/s/Mickey  Liddell
                                          -------------------------------------
                                          Mickey  Liddell,  Director


Date:   March  28,  2003               By:/s/Dan  Noles
                                          -------------------------------------
                                          Dan  Noles,  Director


Date:   March  28,  2003               By:/s/Michael  G.  Moore
                                          -------------------------------------
                                          Michael  G. Moore, Vice President and
                                            Chief  Financial  Officer

                                  EXHIBIT INDEX




     10.7 Credit Agreement dated June 28, 2000 between Registrant and Bank of Oklahoma filed March 30, 2001 (1)
     10.8  Stock  Option  Plan  filed  March  30,  2001  (1)
     10.9 Credit Agreement dated February 1, 2001 between Registrant and Bank of Oklahoma (1)
     10.10 Credit Agreement dated May 22, 2001 between Registrant and Gulfport Funding, LLC (1)
     10.11 Warrant Agreement dated May 22, 2001 between Registrant and Gulfport Funding, LLC (1)
     10.12 Promissory Note dated May 22, 2001 between Registrant and Gulfport Funding, LLC (1)
        -----------------------------------------------------

(1) Previously filed as an exhibit to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
        None

Item  7.  Financial  Statements


                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Independent  Auditors'  Report                                               F-2

Balance  Sheet,  December 31, 2002                                           F-3

Statements  of  Operations, Years Ended December 31, 2002 and 2001           F-4

Statements  of  Common  Stockholders'  Equity,  Years  Ended
  December  31,  2002  and 2001                                              F-5

Statements  of  Cash Flows, Years Ended December 31, 2002 and 2001           F-6

Notes  to  Financial Statements                                              F-7

                          INDEPENDENT  AUDITORS'  REPORT


The  Board  of  Directors  and
Stockholders  of  Gulfport  Energy  Corporation:

     We have audited the accompanying balance sheet of Gulfport Energy Corporation (a Delaware corporation) as of December 31, 2002, and the related statements of operations, common stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of Gulfport's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulfport Energy Corporation as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.




                                HOGAN & SLOVACEK





Oklahoma  City,  OK
March  13,  2003

                          GULFPORT ENERGY CORPORATION
                                  BALANCE SHEET

                                                                   December 31,
                                                                       2002
                                                                   ------------

                                     Assets
Current  assets:
  Cash  and  cash  equivalents                                     $  1,109,000
  Insurance  settlement  receivable                                   2,510,000
  Accounts  receivable,  net  of  allowance  for
    doubtful  accounts of $239,000                                    1,833,000
  Accounts receivable - related party                                    58,000
  Prepaid  expenses  and  other  current  assets                        205,000
                                                                   ------------
      Total  current  assets                                          5,715,000
                                                                  -------------

Property  and  equipment:
  Oil  and  natural  gas  properties                                109,480,000
  Other  property  and  equipment                                     1,872,000
  Accumulated  depletion,  depreciation,
    amortization  and  impairment  reserve                          (72,846,000)
                                                                  -------------

      Property  and  equipment,  net                                 38,506,000
                                                                  -------------

Other  assets                                                         2,825,000
                                                                  -------------

      Total  assets                                               $  47,046,000
                                                                  =============

                      Liabilities and Stockholders' Equity
Current  liabilities:
  Accounts  payable  and  accrued  liabilities                    $   2,689,000
  Accrued  payable  -  royalty  audit                                   492,000
  Current  maturities  of  long-term  debt                               22,000
                                                                  -------------
      Total  current  liabilities                                     3,203,000
                                                                  -------------

Long-term  debt                                                         118,000
                                                                  -------------

      Total  liabilities                                              3,321,000
                                                                  -------------

Commitments  and  contingencies

Redeemable  12%  cumulative  preferred  stock,
  Series  A,  $.01  par  value,  with  a  redemption
  and  liquidation  value  of  $1,000 per  share;
  15,000  shares  authorized,  10,358  issued                        10,358,000
  and  outstanding

Preferred  stock,  $.01  par  value;  4,985,000  authorized,
  none  issued                                                                -

Common  stockholders'  equity:
  Common  stock  -  $.01  par  value,  20,0000,000  authorized,
    10,146,566  issued  and  outstanding                                101,000
  Paid-in  capital                                                   84,192,000
  Accumulated  deficit                                              (50,926,000)
                                                                  -------------

      Total  stockholders'  equity                                   33,367,000
                                                                  -------------

      Total  liabilities  and  stockholders'  equity              $ 47,046,000
                                                                  ============


The "full cost" method of accounting for oil and gas exploration and production activities has been followed in preparing this balance sheet.

                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                            STATEMENTS OF OPERATIONS

                                                      Year ended December 31,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
REVENUES:
  Gas  sales                                        $    379,000   $    298,000
  Oil  and  condensate sales                          11,450,000     15,160,000
  Other  income                                          305,000        215,000
                                                    ------------   ------------
                                                      12,134,000     15,673,000
                                                    ------------   ------------

COSTS  AND  EXPENSES:
  Operating  expenses                                  5,163,000      4,767,000
  Production  taxes                                    1,311,000      1,750,000
  Depreciation,  depletion,  and  amortization         3,386,000      3,778,000
  General  and  administrative                         1,873,000      1,634,000
                                                    ------------   ------------
                                                      11,733,000     11,929,000
                                                    ------------   ------------

INCOME  FROM  OPERATIONS                                 401,000      3,744,000
                                                    ------------   ------------

OTHER  (INCOME)  EXPENSE:
  Gain  on  settlement  of  disputed  amounts                  -     (1,921,000)
  Interest  expense                                      181,000        381,000
  Interest  income                                       (61,000)      (133,000)
  Proceeds  from  Litigation  Trust                     (160,000)             -
                                                    ------------   ------------

                                                         (40,000)    (1,673,000)
                                                    ------------   ------------

INCOME  BEFORE  INCOME TAXES                             441,000       5,417,000
                                                    ------------   ------------

INCOME  TAX  EXPENSE  (BENEFIT):
  Current                                                176,000      2,167,000
  Deferred                                              (176,000)    (2,167,000)
                                                    ------------   ------------
                                                               -              -
                                                    ------------   ------------

NET  INCOME                                              441,000      5,417,000

Less:  preferred  stock  dividends                    (1,066,000)             -
                                                    ------------   ------------

NET  INCOME  (LOSS)  AVAILABLE  TO  COMMON
  SHAREHOLDERS                                      $   (625,000)  $ 5,417,000
                                                    ============   ===========

NET  INCOME  (LOSS)  PER  COMMON  SHARE:
  Basic                                             $      (0.06)  $      0.53
                                                    ============   ===========

  Diluted                                           $      (0.06)  $      0.52
                                                    ============   ===========


                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                    Statements of Common Stockholders' Equity

                                                                      Additional
                                             Common Stock               Paid-in          Accumulated
                                         Stock          Amount          Capital            Deficit
                                       ----------      --------       ------------       ------------
Balance  at  December  31,  2000       10,145,400      $101,000       $ 84,190,000       $(55,718,000)

  Common shares issued                      1,166             -              2,000                  -

  Net income                                    -             -                  -          5,417,000
                                       ----------      --------       ------------       ------------

Balance  at  December  31,  2001       10,146,566       101,000         84,192,000        (50,301,000)

     Net  income                                -             -                  -            441,000

     Preferred stock dividends                  -             -                  -         (1,066,000)
                                       ----------      --------       ------------       ------------

Balance  at  December  31,  2002       10,146,566      $101,000       $ 84,192,000       $(50,926,000)
                                       ==========      ========       ============       ============








                     See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                            Statements of Cash Flows

                                                      Year ended December 31,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
Cash  flows  from  operating  activities:
  Net  income                                       $   441,000    $  5,417,000
  Adjustments  to  reconcile  net  income to
    net cash provided by operating activities:
    Depletion, depreciation and amortization          3,366,000       3,730,000
    Provision for doubtful accounts receivable           87,000               -
    Amortization  of  debt  issuance  costs              20,000          44,000
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable -
      related party                                      47,000        (160,000)
    (Increase) decrease in accounts receivable         (769,000)      2,512,000
    Decrease  (increase) in prepaid expenses             31,000        (126,000)
    Increase  (decrease) in accounts payable
      and  accrued  liabilities                         807,000      (3,789,000)
                                                    -----------    ------------

Net cash provided by operating activities             4,030,000       7,628,000
                                                    -----------    ------------

Cash  flows  from  investing  activities:
  Additions  to  cash held in escrow                   (242,000)       (533,000)
  Additions  to  other  assets                           (2,000)              -
  Additions to other property, plant and equipment      (14,000)        (57,000)
  Additions  to  oil  and  gas  properties           (8,513,000)    (12,704,000)
  Expenditures  related  to  oil  and  gas
    properties  due to  hurricane,  net  of
    insurance proceeds received                        (133,000)              -
                                                    -----------    ------------

Net  cash  used in investing activities              (8,904,000)    (13,294,000)
                                                    -----------    ------------

Cash  flows  from  financing  activities:
  Proceeds from issuance of preferred and
    common stock                                      6,029,000           2,000
  Proceeds from borrowings - related party                    -       3,000,000
  Proceeds  from  borrowings                                  -         960,000
  Principal  payments  on borrowings                 (1,123,000)       (876,000)
                                                    -----------    ------------

Net cash provided by financing activities             4,906,000       3,086,000
                                                    -----------    ------------

Net  increase  (decrease)  in  cash  and
  cash  equivalents                                      32,000      (2,580,000)

Cash  and  cash  equivalents  at  beginning
  of  period                                          1,077,000       3,657,000
                                                    -----------    ------------

Cash  and cash  equivalents at end  of  period      $ 1,109,000     $ 1,077,000
                                                    ===========    ============

Supplemental disclosure of cash flow information:
  Interest  payments                                $    42,000     $   114,000
                                                    ===========    ============

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
                                                    ===========    ============

  Repayment  of  accrued  interest  due  on
    note  payable  to related  party  through
    issuance  of  Series  A
    Preferred  Stock                                $   263,000       $       -
                                                    ===========    ============

  Payment  of  Series  A  Preferred  Stock
    dividends  through issuance  of  Series  A
    Preferred  Stock                                $ 1,066,000       $       -
                                                    ===========    ============

                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

Oil  and  Gas  Properties

     The Company uses the Full Cost method of accounting for oil and gas operations. Accordingly, all costs, including nonproductive costs and certain general and administrative costs associated with acquisition, exploration and development of oil and gas properties, are capitalized. Net capitalized costs are limited to the estimated future net revenues, after income taxes, discounted at 10% per year, from proven oil and gas reserves and the cost of the properties not subject to amortization. Such capitalized costs, including the estimated future development costs and site remediation costs, if any, are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six MCF of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and gas reserves. Oil and gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled $1,500 at December 31, 2002. These costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by Gulfport and other operators, the terms of oil and gas leases not held by production, and available funds for exploration and development.

Other  Property  and  Equipment

     Depreciation of other property and equipment is provided on a straight-line basis over estimated useful lives of the related assets, which range from 7 to 30 years.

Reclassifications

Certain reclassifications have been made to the 2001 financial statement presentation in order to conform to the 2002 financial statement presentation.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    CONTINUED


Net  Income  (Loss)  per  Common  Share

     Basic net income (loss) per common share is computed by dividing income or loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Diluted net loss per common share does not reflect dilution from potential common shares, because to do so would be anti-dilutive. Calculations of basic and diluted net income (loss) per common share are illustrated in Note 17.

Income  Taxes

     Gulfport uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized as income in the year in which realization becomes determinable.

Revenue  Recognition

     Gas revenues are recorded in the month produced using the entitlement method, whereby any production volumes received in excess of the Company's ownership percentage in the property are recorded as a liability. If less than Gulfport's entitlement is received, the underproduction is recorded as a receivable. There is no such liability or asset recorded at December 31, 2002. Oil revenues are recognized when ownership transfers, which occurs in the month produced.

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

Segment  Information

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    CONTINUED


     The Company's only revenue generating activity is the production and sale of oil and gas from properties located on the Louisiana Gulf Coast. Therefore, no reporting of business segments has been included in these financial statements or the notes thereto.

2.   INSURANCE  SETTLEMENT  RECEIVABLE

     Hurricane Lili hit the southern gulf coast of Louisiana on October 3, 2002 with estimated sustained winds over 120 miles per hour and a 9- foot tidal surge. The eye of the hurricane came on shore directly East of Gulfport's WCBB field. The storm caused significant damage to the Company's production facilities and the WCBB field. The total cost to restore production to the field was estimated by the Company's personnel and insurance carrier to be $3,510,000. As of December 31, 2002, the Company had received a $1,000,000 advance payment from its insurance carrier in order to commence repairs to the field and facility. The remaining $2,510,000 in insurance settlement proceeds was received during early 2003 and is included in the accompanying balance sheet as "Insurance settlement receivable" at December 31, 2002.

3.   ACCOUNTS  RECEIVABLE  -  RELATED  PARTY

     Included in the accompanying December 31, 2002 balance sheet are amounts receivable from entities that have similar controlling interests as those controlling the Company. These receivables represent amounts billed by the Company for general and administrative functions performed by Gulfport's personnel on behalf of the related party companies. During 2002 and 2001, Gulfport reduced its corresponding expenses by $250,000, and $325,000, respectively, billed to the companies for performance of these services.

4.   PROVISION  FOR  ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

     A summary of the activity in the allowance for doubtful accounts for the year ended December 31, 2002 is as follows:

          Balance,  beginning  of  the  year      $      239,000
          Provision  for  bad  debts                      87,000
          Bad  debts  written  off                       (87,000)
                                                  --------------

          Balance,  end  of  year                 $      239,000
                                                  ==============

     Charges to bad debt expense totaling $87,000 were made during the year ended December 31, 2002. No charges to bad debt expense were made during the year ended December 31, 2001.

5.   PROPERTY  AND  EQUIPMENT

     The major categories of property and equipment and related accumulated depreciation, depletion and amortization as of December 31, 2002 are as follows:

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    CONTINUED

          Oil  and  gas  properties             $  109,480,000
          Office  furniture  and  fixtures           1,395,000
          Building                                     217,000
          Land                                         260,000
                                                --------------
          Total  property  and  equipment       $  111,352,000
                                                --------------

          Accumulated  depreciation,
          depletion,  amortization  and
          impairment  reserve                      (72,846,000)
                                                --------------

          Property  and  equipment,  net        $   38,506,000
                                                ==============

     Included in oil and gas properties at December 31, 2002 are $1,633,000 in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management's estimate of costs incurred directly related to exploration and development activities such as geological costs and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred.

6.   OTHER  ASSETS

     Other  assets  as  of  December  31,  2002  consist  of  the  following:

          Plugging  and  abandonment  escrow  account
            on  the  WCBB  properties  (Note  19)         $    2,514,000

          CD's  securing  Letter  of  credit                     200,000
          Deposits                                               111,000
                                                          --------------

                                                          $    2,825,000
                                                          ==============


7.   ACCRUED  PAYABLE  -  ROYALTY  AUDIT

     During the third quarter of 2002, the Company underwent a royalty audit which was conducted by the State of Louisiana. The audit covered the period from January 1, 1999 through December 31, 2001. The Company was notified during the fourth quarter of 2002 that the total amount to be paid as a result of the audit was $492,000, including $146,000 in penalties and interest. The total amount payable has been included in the accompanying balance sheet as "Accrued payable - royalty audit" at December 31, 2002. The portion of the total amount to be paid which is attributable to royalties has been included in "Operating expenses", while the portion attributable to penalties and interest have been included in "General and administrative" expenses in the accompanying statements of operations for the year ended December 31, 2002, respectively.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    CONTINUED


8.   LONG-TERM  DEBT

     Long-term  debt  as  of  December  31,  2002  is  as  follows:

          Note  payable to bank, payable in monthly
          payments of $2,900, including interest
          at  9.5%,  concluding  May, 2004,
          collaterized by land and building.               $ 140,000
                                                           ---------

          Total                                              140,000

          Less - current maturities of long-term debt        (22,000)
                                                           ---------

          Debt  reflected  as  long-term                   $  118,000
                                                           ==========



Following  are  the maturities of long-term debt for each of the next two years:

                    2003              $   22,000
                    2004                 118,000
                                      ----------
                                      $  140,000
                                      ==========

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

9.   NOTE  PAYABLE  -  RELATED  PARTY

     On March 29, 2002, the outstanding balance of the Company's note payable to Gulfport Funding, LLC ("Gulfport Funding"), along with all accumulated interest due on the note, were retired through Gulfport Funding's participation in the Company's Private Placement Offering as described in Note 11.

10.  REVOLVING  LINE  OF  CREDIT

     On June 20, 2002, the Company entered into a line of credit with Bank of Oklahoma. Under the terms of the new agreement, the Company was extended a commitment to borrow up to $2,300,000. Amounts borrowed under the line bear interest at Chase Manhattan Prime plus 1%, with payments of interest on outstanding balances due monthly beginning August 1, 2002. Any principal amounts borrowed under the line will be due on July 1, 2003. As of December 31, 2002, no amounts had been borrowed under this line.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    CONTINUED


11.  COMMON  STOCK  OPTIONS,  WARRANTS  AND  CHANGES  IN  CAPITALIZATION

Options

     The Company sponsors the 1999 Stock Option Plan (the "Plan"), which is administered by the Compensation Committee (the "Committee") of the Board of Directors of the Company. Under the terms of the Plan, the Committee may determine: to which eligible participants options shall be granted, the number of shares covered by such options, the purchase price or exercise price of such options, the vesting period of such options and the exercisable period of such options. Eligible participants are defined as (i) all directors of the Company;
(ii) all officers of the Company; and (iii) all key employees of the Company with a customary work week of at least 40 hours in the employ of the Company. The maximum number of shares for which options may be granted under the Plan, as adjusted for changes in capitalization which have taken place since the Plan's adoption, is 883,000.

     The Company accounts for stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Presented below is a summary of the status of stock options and related activity for the years ended December 31, 2002 and 2001:

                                                                     Weighted
                                                                     Average
                                                                  Exercise Price
                                                      Shares         per Share
                                                      -------     --------------
     Options outstanding at December 31, 2000         609,105         $  2.00
       Granted                                              -               -
       Exercised                                       (1,750)           2.00
       Forfeited/expired                                    -               -
                                                      -------         -------
     Options outstanding at December 31, 2001         607,355         $  2.00
       Granted                                         10,000            2.00
       Exercised                                            -               -
       Forfeited/expired                                    -               -
                                                      -------         -------
     Options outstanding at December 31, 2002         617,355         $  2.00
                                                      =======         =======


     All options granted, exercised and outstanding have an exercise price of $2.00.

     The Company granted an employee 10,000 common stock options with an exercise price of $2.00 per share and an effective date of August 1, 2002. The options vest 35% in August 2003 and 35% in August 2004 with the remaining vesting in August 2005. The option agreement provides for pro rata adjustments to the options granted if the Company at any time increases the number of outstanding shares or otherwise alters its capitalization.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for options granted during 2002: dividend yield of 0%, as Gulfport has never declared dividends on its common stock; expected volatility of 50%; risk-free interest rates of 5.5%; and an expected life of 5 years. Based upon these assumptions, the fair value of the options granted during 2002 was $1.84. As a result, no compensation expense was recognized upon issuance of these options.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    CONTINUED


     No  options  were  granted  during  the  year  ended  December  31,  2001.

     Options outstanding at December 31, 2002 totaled 617,355. Of this total, 508,430 options were exercisable at December 31, 2002, with the remaining options vesting in future periods.

Warrants

     In accordance with the origination of the note payable to Gulfport Funding (retired during 2002 as discussed in Note 9), the Company issued 108,625 warrants to CD Holdings, LLC. The exercise price of these warrants is $5.25 and was estimated as the average closing price of the Company's common stock for the five days following the issuance of the warrants. The warrant agreement provides for pro rata adjustments to the number of warrants granted if the Company at any time increases the number of outstanding shares or otherwise adjusts its capitalization.

     Also, on July 11, 2002, 1,163,195 previously exercisable warrants expired. The issuance of these warrants had stemmed from a reorganization which took place in 1997.

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

     The Offering was made available to stockholders and affiliates of the Company as of December 31, 2001 who were known to be accredited investors by the Company. Purchasers were able to participate up to their pro rata share of

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    CONTINUED


ownership in the Company as of December 31, 2001. The Offering's initial closing began March 29, 2002 and continued until April 15, 2002, with a total subscription of $9,292,000 or 9,921.85 units.

     On March 29, 2002, Gulfport Funding, LLC, participated in the Offering through a conversion of its $3.0 million dollar loan along with the accumulated interest due from the Company for 3,262.98 Units. Additionally, on March 29, 2002 entities controlled by the majority shareholder initially funded a share of the Preferred Offering in the amount of $2,738,000.

12.  DIVIDENDS  ON  SERIES  A  PREFERRED  STOCK

     As discussed in Note 11, the Company may, at its option, accrue additional shares of Preferred for the payment of dividends at a rate of 15% per annum during the initial two years following the closing date of its Offering. The Company has chosen to do so for the quarterly periods ending June 30, September 30, and December 31, 2002 and has therefore accrued additional shares payable totaling $1,066,000 at December 31, 2002 related to the Preferred Stock Series A shares issued and outstanding during those time periods. These dividends payable were calculated based upon the Preferred's $1,000 per share redemptive value and are reflected as "Series A preferred stock" in the accompanying balance sheet.

13.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     All financial instruments carried as assets and liabilities on the accompanying balance sheet at December 31, 2002 are carried at cost, which approximates market value. The outstanding shares of Series A preferred stock have been stated on the accompanying balance sheet at their redemptive value of $1,000 per share.

14.  CASTEX  BACK-IN

          Gulfport sold its interest in the Bayou Penchant, Bayou Pigeon, Deer Island and Golden Meadow fields to Castex Energy 1996 Limited Partnership (Castex) effective April 1, 1998 subject to a 25% reversionary interest in the partnership after Castex had received 100% of the initial investment. Castex informed Gulfport that the investment had paid out effective September 1, 2001. In lieu of a 25% interest in the partnership, Gulfport elected to take a proportionately reduced 25% working interest in the properties. During March 2002, the Company received approximately $220,000 from Castex which the Company believes consists of sales income for the period after payout net of operating expenses, although the Company has not received confirmation of such. As a result, this amount received has been included in the accompanying statements of operations for the year ended December 31, 2002 as "Other income".

15.  SETTLEMENT  OF  DISPUTED  AMOUNTS

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

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    CONTINUED


Also included on "Gain on Settlement of Disputed Amounts" for the year ended December 31, 2001, were items previously recorded as accounts payable totaling $1,167,000 which were also settled or had expired by December 31, 2001. Included in this total were certain tax claims of $372,000 dating back to a reorganization which took place during 1997 and which management believed would not be asserted, as well as $795,000 in funds which the Company had previously classified as accounts payable because it believed these funds exceeded its share of revenues on properties which it owns.

16.  INCOME  TAXES

     A reconciliation of the statutory federal income tax amount to the recorded expense follows:

                                                         2002           2001
                                                      ----------    -----------
     Income  before  federal  income  taxes           $  441,000    $ 5,417,000
                                                      ----------    -----------

     Expected  income  tax  at  statutory  rate          176,000      2,167,000
     Net  operating  loss  carryforward utilized        (176,000)    (2,167,000)
     Other  deferred  tax  assets utilized                     -              -
                                                      ----------    -----------

Income  tax  expense  recorded                        $        -    $         -
                                                      ==========    ===========


     The   tax  effects  of   temporary  differences   and  net  operating  loss
carryforwards, which give rise to deferred tax assets at December 31, 2002 are estimated as follows:

          Net  operating  loss carryforward               $    36,356,000
          Oil  and  gas  property  basis  difference           12,540,000
                                                          ---------------
          Total  deferred  tax  asset                          48,896,000
          Valuation  allowance                                (48,896,000)
                                                          ---------------
          Net  deferred  tax  asset (liability)           $             -
                                                          ===============

     The Company has an available tax net operating loss carry forward estimated at approximately $90,890,000 as of December 31, 2002. This carryforward will begin to expire in the year 2013.

17.  NET  INCOME  (LOSS)  PER  COMMON  SHARE

     A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the table below:

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    CONTINUED

                                                 2002                                  2001
                                ----------------------------------     ----------------------------------
                                                              Per                                    Per
                                Income (loss)     Shares     Share     Income (loss)     Shares     Share
                                -------------------------------------------------------------------------
Basic:
  Income (loss) attributable to
    common  stock                $ (625,000)    10,146,566  $(0.06)     $5,417,000     10,146,112    $0.53
                                                            ======                                   =====

Effect of dilutive securities:
  Stock  options                          -              -                       -        342,261
                                 ----------     ----------              ----------     ----------

Diluted:
  Income (loss) attributable to
    common stock, after assumed
    dilutions                    $ (625,000)    10,146,566  $(0.06)     $5,417,000      10,488,373   $0.52
                                 ==========     ==========  ======      ==========      ==========   =====





     Common stock equivalents not included in the 2001 calculation of diluted income (loss) per share are 1,163,195 warrants issued in 1997. Also not included in the calculation of 2001 diluted earnings per share are 108,625 warrants issued in connection with the Company's line of credit with Gulfport Funding, as discussed in Note 11. These potential common shares were not considered in the calculations due to their anti-dilutive effect during the periods presented.

18.  RELATED  PARTY  TRANSACTIONS

     In the ordinary course of business, the Company conducts business activities with a substantial number of its shareholders.

     DLB Oil & Gas, Inc. ("DLB") and Wexford Management LLC ("Wexford") were, along with Gulfport, co-proponents in a 1997 plan of reorganization. During April of 1998, DLB distributed all of its shares in the Company to its shareholders prior to DLB's acquisition by Chesapeake Energy Corporation. As a result of this distribution, Charles Davidson, Mike Liddell and Mark Liddell collectively received 37.5% of the Company's stock. As of December 31, 2002, Wexford and its affiliates owned approximately 17.7% of Gulfport's issued outstanding stock. Charles Davidson, Mike Liddell and the Estate of Mark Liddell own collectively 52.6% of the Company's outstanding stock as of December 31, 2002.

19.  COMMITMENTS

Office  Lease

     On August 8, 2002, the Company executed a 60-month lease on 12,035 square feet of office space which commenced on November 15, 2002. Payments due under the lease during its term are as follows:

                       For the 12 months ended December 31:
                     ----------------------------------------
                     2003                          $  217,000
                     2004                             217,000
                     2005                             216,000
                     2006                             216,000
                     2007                             181,000
                                                   ----------

                     Total                         $1,047,000
                                                   ==========

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    CONTINUED


     Payments made under this lease during the year ended December 31, 2002 totaled $27,000. Rental expense for all operating leases for the years ended December 31, 2002 and 2001 totaled $165,000 and $127,000, respectively.

Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March, 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties until abandonment obligations to Texaco have been fulfilled. Once the plugging and abandonment trust is fully funded, the Company can access it for use in plugging and abandonment charges associated with the property. As of December 31, 2002 the plugging and abandonment trust totaled $2,514,000, including interest received during 2002 of approximately $29,000.

     In March 2002, Gulfport began to fulfill its yearly plugging commitment of 20 wells at WCBB for the twelve-month period ending March 31, 2002. As of the date of this filing, the pluggings were completed.

     In July 2002, the Company commenced its plugging commitment program for the twelve-month period ending March 31, 2003. As of the date of this filing, the pluggings were completed. A total of 22 wells were plugged.

Texaco  Global  Settlement

     Pursuant to the terms of a global settlement between Texaco and the State of Louisiana which includes the State Lease No. 50 portion of Gulfport's East Hackberry Field, Gulfport was obligated to commence drilling a well or other qualifying development operation on certain non-producing acreage in the field prior to March 1998. Because of prevailing market conditions during 1998, the Company believed it was commercially impractical to shoot seismic or commence drilling operations on the subject property. As a result, Gulfport has agreed to surrender approximately 440 non-producing acres in this field to the State of Louisiana. At December 31, 2002, Gulfport was in the process of releasing these properties to the State of Louisiana.

Contributions  to  401(k)  Plan

     Gulfport sponsors a 401(k) and Profit Sharing plan under which eligible employees may contribute up to 15% of their total compensation through salary deferrals. Also under these plans, the Company will make a contribution each calendar year on behalf of each employee equal to at least 3% of his or her salary, regardless of the employee's participation in salary deferrals. During the years ended December 31, 2002 and 2001, Gulfport incurred $56,000 and $20,000, respectively, in contributions expense related to this plan.

Employment  Agreement

     At December 31, 2002, Gulfport had an employment agreement with its Chief Executive Officer. This agreement expires June 1, 2004, and calls for an annual salary of $200,000, which may be adjusted for cost of living increases.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    CONTINUED


20.     CONTINGENCIES

Other  Litigation

     The Company has been named as a defendant on various other litigation matters. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations for the periods presented in the financial statements.

Concentration  of  Credit  Risk

     Gulfport operates in the oil and gas industry principally in the state of Louisiana with sales to refineries, re-sellers such as pipeline companies, and local distribution companies. While certain of these customers are affected by periodic downturns in the economy in general or in their specific segment of the oil and gas industry, Gulfport believes that its level of credit-related losses due to such economic fluctuations has been immaterial and will continue to be immaterial to the Company's results of operations in the long term. During 2002, Gulfport wrote off bad debts of $87,000. No bad debt expense was incurred during 2001.

     The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2002 Gulfport held cash in excess of insured limits in these banks totaling $1,007,000.

     During the year ended December 31, 2002, approximately 97% of Gulfport's revenues from oil and gas sales were attributable to four purchasers: Gulfmark Energy Inc., Williams Marketing and Trading, Shell Trading, and Equiva Trading Company. During the year ended December 31, 2001, approximately 86% of Gulfport's revenues from oil and gas sales were attributable to Gulfmark Energy Inc.

21.  LITIGATION  TRUST  ENTITY

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

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    CONTINUED


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

During 2002, Gulfport received $160,000 in proceeds from the Litigation Trust. There were no funds received from the Litigation Trust during the year ended December 31, 2001.

22.  ACCOUNTING  PRONOUNCEMENT

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to implement SFAS No. 143 beginning January 1, 2003.

At the date of this filing, the Company was in the process of determining the effect of implementation on the Company's financial statements. However, as a result of the acquisition of the remaining 50% interest in the WCBB properties in 1997 and the assumption of the corresponding obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust as discussed in Note 19, the Company has contributed approximately $2,514,000 to date toward future abandonment costs and believes the total amount funded in the plugging and abandonment trust through March 2004 will mostly satisfy the abandonment obligations required by SFAS No. 143.

23. SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)

     The following is historical revenue and cost information relating to the Company's oil and gas operations located entirely in the southeastern United
States:

Capitalized  Costs  Related  to  Oil  and  Gas  Producing  Activities

     Proven  Properties                               $109,480,000
     Accumulated  depreciation,  depletion
       amortization  and  impairment  reserve          (71,791,000)
                                                      ------------

     Proven  properties,  net                         $ 37,689,000
                                                      ============

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    CONTINUED

Costs  Incurred  in  Oil and Gas Property Acquisition and Development Activities

                                               2002             2001
                                         ------------       -----------
     Acquisition                         $    63,000        $          -
     Development of Proved Undeveloped
       Reserves                            5,270,000           8,709,000
     Exploratory                             126,000             233,000
     Recompletions/Workovers               3,054,000           3,762,000
                                         -----------        ------------

          Total                          $ 8,513,000        $ 12,704,000
                                         ============       ============

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

                                               2002               2001
                                           -----------        -----------
          Revenues                         $11,829,000        $15,458,000
          Production  costs                 (6,474,000)        (6,517,000)
          Depletion                         (3,106,000)        (3,512,000)
                                           -----------        -----------
                                             2,249,000          5,429,000
                                           -----------        -----------
          Income  tax  expense
            Current                            900,000          2,172,000
            Deferred                          (900,000)        (2,172,000)
                                                     -                  -
                                           -----------       ------------

          Results  of  operations
            from  producing  activities    $ 2,249,000        $ 5,429,000
                                           ===========        ===========

Oil  and  Gas  Reserves

     The following table presents estimated volumes of proven and proven undeveloped oil and gas reserves as of December 31, 2002 and 2001 and changes in proven reserves during the last three years, assuming continuation of economic conditions prevailing at the end of each year. Volumes for oil are stated in thousands of barrels (MBbls) and volumes for gas are stated in millions of cubic feet (MMCF). The weighted average prices at December 31, 2002 used for reserve report purposes are $31.20 and $4.74, adjusted by lease for transportation fees and regional price differentials, for oil and gas reserves, respectively.

     Gulfport emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    CONTINUED


                                               2002              2001
                                          --------------     --------------
                                           Oil     Gas        Oil    Gas
                                          ------  ------     ------  ------
     Proven  Reserves
       Beginning  of  the  period         24,823  24,725     22,098  18,188
       Purchases  in  oil  and  gas
         reserves  in place                    -       -          -       -
       Extensions,  discoveries  and
         other  additions                      -       -          -       -
       Revisions  of  prior  reserve
         estimates                        (1,354)  (6,112)    3,320   6,608
       Current  production                  (464)    (103)     (595)    (71)
       Sales  of  oil  and  gas
         reserves  in place                    -        -         -       -
                                          ------   ------    ------  ------

       End  of  period                    23,005   18,510    24,823  24,725
                                          ======   ======    ======  ======

       Proven  developed  reserves         3,232    3,773     3,745   3,499
                                          ======   ======    ======  ======


Discounted  Future  Net  Cash  Flows

     Estimates of future net cash flows from proven oil and gas reserves were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing activities." The following tables present the estimated future cash flows, and changes therein, from Gulfport's proven oil and gas reserves as of December 31, 2002 and 2001, assuming continuation of economic conditions prevailing at the end of each year.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proven Oil and Gas Reserves

                                                      Year ended December 31,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
     Future  cash  flows                            $768,573,000   $522,246,000
     Future  development  costs                     (130,762,000)  (132,310,000)
     Future  production  costs                       (87,370,000)   (88,373,000)
     Future  production  taxes                       (87,692,000)   (53,247,000)
                                                    ------------   ------------

     Future net cash flows before income taxes       462,749,000    248,316,000
     10% discount to reflect timing of cash flows   (217,417,000)  (117,919,000)
                                                    ------------   ------------

     Discounted  future  net  cash  flows            245,332,000    130,397,000
     Future income taxes, net of 10% discount        (34,294,000)    (1,475,000)
                                                    ------------    -----------
     Standardized measure of discounted future
       net  cash  flows                             $211,038,000   $128,922,000
                                                    ============   ============

     In order to develop its proved undeveloped reserves according to the drilling schedule used by the engineers in Gulfport's reserve report, the Company will need to spend $8,024,000, $7,430,000 and $11,716,000 during years 2003, 2004 and 2005 respectively.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    CONTINUED


Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proven Oil and Gas Reserves

                                                       Year ended December 31,
                                                        2002            2001
     Sales  and  transfers  of  oil  and  gas
       produced, net  of  production  costs       $  (5,355,000)  $  (8,941,000)
     Net  changes  in  prices  and  production
       costs                                        265,326,000    (344,592,000)
     Acquisition  of  oil  and  gas  reserves
       in  place, less related production costs               -               -
     Extensions,  discoveries  and  improven
       recovery,  less  related  costs                        -               -
     Revisions  of  previous  quantity
       estimates, less related production costs     (45,538,000)    117,930,000
     Sales  of  reserves  in  place                           -               -
     Accretion  of  discount                        (99,498,000)     85,106,000
     Net  changes  in  income  taxes                (32,819,000)     66,562,000
     Other                                                    -               -
                                                  -------------   -------------
     Total  change  in  standardized
       measure  of   discounted  future
       net  cash  flows                            $ 82,116,000    $(83,935,000)
                                                   ============    ===========

Comparison of Standardized Measure of Discounted Future Net Cash Flows to the Net Carrying Value of Proven Oil and Gas Properties at December 31, 2002 is as follows:

     Standardized  measure  of  discounted  future  and
       net  cash  flows                                      $211,038,000
                                                             ------------

     Proven  oil  and  gas  properties                        109,480,000
     Less  accumulated  depreciation,  depletion,
       amortization  and impairment  reserve                  (71,791,000)
                                                             ------------
     Net  carrying  value  of  proven  oil  and
       gas properties                                          37,689,000
                                                             ------------

     Standardized  measure  of  discounted  future  net
       cash  flows  in  excess  of  net  carrying  value
       of  proven  oil  and  gas  properties                 $173,349,000
                                                             ============

                                  CERTIFICATION

I, Mike Liddell, Chief Executive Officer of Gulfport Energy Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB of Gulfport Energy Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a----14 and 15d-14) for the registrant and we have:

       a)  designed  such  disclosure  controls  and  procedures  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

       c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March  31,  2003                    /s/  Mike  Liddell
                                              ----------------------------------
                                              Mike  Liddell
                                              Chief  Executive  Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Mike Liddell, Chief Executive Officer of Gulfport Energy Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section  1350,  that,  to  the  best  of  my  knowledge:

(1) the Annual Report on Form 10-KSB of the Company for the Annual period ended December 31, 2002 (the "Report") fully complies with the requirements of
Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78M or 78o(d); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:     March  31,  2003                   /s/ Mike Liddell
                                              ----------------------------------
                                              Mike  Liddell
                                              Chief  Executive  Officer

                                  CERTIFICATION

I, Michael G. Moore, Chief Financial Officer of Gulfport Energy Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB of Gulfport Energy Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a----14 and 15d-14) for the registrant and we have:

       a)  designed  such  disclosure  controls  and  procedures  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

       c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:     March 31, 2003                     /s/ Mike Moore
                                              ----------------------------------
                                              Mike  Moore
                                              Chief  Financial  Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Michael G. Moore, Chief Financial Officer of Gulfport Energy Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section  1350,  that,  to  the  best  of  my  knowledge:

(1) the Annual Report on Form 10-KSB of the Company for the annual period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78M or 78o(d); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:     March 31, 2003                     /s/ Mike Moore
                                              ----------------------------------
                                              Mike  Moore
                                              Chief  Financial  Officer