Form 10QSB
period 2003-03-31
GULFPORT ENERGY CORP
filed 2003-05-15
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                        Commission File Number 000-19514


                          Gulfport Energy Corporation
                 ----------------------------------------------
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

                          GULFPORT ENERGY CORPORATION

                                TABLE OF CONTENTS

                          FORM 10-QSB QUARTERLY REPORT


PART  I     FINANCIAL  INFORMATION

  Item  1  Financial  Statements

    Balance  Sheet  at  March  31,  2003  (unaudited)                         4

    Statements  of  Income  for  the  Three  Month  Periods  Ended
      March  31,  2003  and  2002  (unaudited)                                5

    Statements  of  Common  Stockholders'  Equity  for  the
      Three Months Ended March  31, 2003 and 2002 (unaudited)                 6

    Statements  of  Cash  Flows  for  the  Three  Months  Ended
      March  31,  2003  and  2002  (unaudited)                                7

    Notes  to  Financial  Statements                                          8

  Item  2  Management's  Discussion  and  Analysis  of  Financial
           Condition  and  Results  of  Operations                           14

  Item  3  Controls  and  Procedures                                         22



PART  II    OTHER  INFORMATION

  Item  1  Legal  Proceedings                                                23

  Item  2  Changes  in  Securities                                           23

  Item  3  Defaults  upon  Senior  Securities                                23

  Item  4  Submission  of  Matters  to  a  Vote  of  Security  Holders       23

  Item  5  Other  Information                                                23

  Item  6  Exhibits  and  Reports  on  Form  8-K                             23


           Signatures                                                        25

                          GULFPORT ENERGY CORPORATION




                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                            March 31, 2003 and 2002







             Forming a part of Form 10-QSB Quarterly Report to the
                       Securities and Exchange Commission


This quarterly report on Form 10-QSB should be read in conjunction with Gulfport Energy Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2002.

                          GULFPORT ENERGY CORPORATION

                                  BALANCE SHEET

                                                                     March 31,
                                                                       2003
                                                                    -----------
                                                                    (Unaudited)
                                     Assets

Current  assets:
  Cash  and  cash  equivalents                                    $   3,240,000
  Accounts  receivable,  net  of  allowance  for  doubtful
    accounts  of  $239,000  as  of  March  31,  2003                  1,651,000
  Accounts  receivable  -  related  party                               170,000
  Prepaid  expenses  and  other  current  assets                        143,000
                                                                  -------------

        Total  current  assets                                        5,204,000
                                                                  -------------

Property  and  equipment:
  Oil  and  natural  gas  properties                                121,380,000
  Other  property  and  equipment                                     1,886,000
  Accumulated  depletion,  depreciation,  amortization              (73,790,000)
                                                                  -------------

        Property  and  equipment,  net                               49,476,000
                                                                  -------------

Other  assets                                                         2,886,000
                                                                  -------------

        Total  assets                                             $  57,566,000
                                                                  =============

                      Liabilities and Stockholders' Equity

Current  liabilities:
  Accounts  payable  and  accrued  liabilities                    $   4,571,000
  Accrued  payable  -  royalty  audit                                   492,000
  Asset  retirement  obligation  -  current                             480,000
  Current  maturities  of  long-term  debt                               17,000
                                                                  -------------

        Total  current  liabilities                                   5,560,000
                                                                  -------------

Asset  retirement  obligation  -  long-term                           6,965,000
Long-term  debt                                                         118,000
                                                                  -------------

        Total  liabilities                                           12,643,000
                                                                  -------------

Commitments  and  contingencies

Redeemable 12% cumulative preferred stock, Series A, $.01
  par value, with a redemption  and  liquidation  value  of
  $1,000 per share; 15,000  authorized,  10,706  issued  and
  outstanding  at  March  31,  2003                                  10,706,000

Preferred  stock,  $.01  par  value;  4,985,000  authorized
  at  March  31,  2003,  none  issued                                         -

Common  stockholders'  equity:
  Common  stock - $.01 par  value,  20,000,000  authorized,
    10,146,566 issued and outstanding at March 31, 2003                 101,000
  Paid-in  capital                                                   84,192,000
  Accumulated  deficit                                              (50,076,000)
                                                                  -------------

        Total  stockholders'  equity                                 34,217,000
                                                                  -------------

        Total  liabilities  and  stockholders'  equity            $  57,566,000
                                                                  =============


                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2003           2002
                                                   -------------   ------------
Revenues:
  Gas  sales                                        $   108,000    $    61,000
  Oil  and  condensate  sales                         4,110,000      2,471,000
  Other  income                                          74,000        234,000
                                                    -----------    -----------
                                                      4,292,000      2,766,000
                                                    -----------    -----------

Costs  and  expenses:
  Operating  expenses                                 1,251,000      1,255,000
  Production  taxes                                     474,000        281,000
  Depreciation,  depletion,  and  amortization        1,000,000        785,000
  General  and  administrative                          572,000        353,000
                                                    -----------    -----------
                                                      3,297,000      2,674,000
                                                    -----------    -----------

INCOME  FROM  OPERATIONS:                               995,000         92,000
                                                    -----------    -----------

OTHER  (INCOME)  EXPENSE:
  Accretion  expense                                     75,000              -
  Interest  expense                                       3,000         93,000
  Interest  income                                      (11,000)       (11,000)
                                                    -----------    -----------
                                                         67,000         82,000
                                                    -----------    -----------

INCOME  BEFORE  INCOME  TAXES                           928,000         10,000

INCOME  TAX  EXPENSE  (BENEFIT):
  Current                                               401,000          4,000
  Deferred                                             (401,000)        (4,000)
                                                    -----------    -----------
                                                              -              -
                                                    -----------    -----------


NET  INCOME  BEFORE  EFFECT  OF  CHANGE  IN
  ACCOUNTING  PRINCIPLE                                 928,000         10,000
Cumulative  effect  of  change  in  accounting
  principle,  net  of  tax  effect                      270,000              -
                                                    -----------    -----------
NET  INCOME                                           1,198,000         10,000
Less:  preferred  stock  dividends                     (348,000)             -
                                                    -----------    -----------

NET  INCOME  AVAILABLE  TO  COMMON  SHAREHOLDERS    $   850,000    $    10,000
                                                    ===========    ===========


NET  INCOME  PER  COMMON  SHARE  -  BASIC:
Per  common  share  before  effect  of  change
  in  accounting  principle                         $      0.05    $         -
Effect  per  common  share  of  change  in
  accounting  principle                                    0.03              -
                                                    -----------    -----------

                                                    $      0.08    $         -
                                                    ===========    ===========

NET  INCOME  PER  COMMON  SHARE  -  DILUTED:
Per  common  share  before  effect  of  change
  in  accounting  principle                         $      0.05    $         -
Effect  per  common  share  of  change  in
  accounting  principle                                    0.03              -
                                                    -----------    -----------

                                                    $      0.08    $         -
                                                    ===========    ===========

                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                    Statements of Common Stockholders' Equity
                                  (Unaudited)

                                                                        Additional
                                         Common Stock                    Paid-in           Accumulated
                                        Shares          Amount           Capital             Deficit
                                      ----------      --------         -----------        -------------
Balance  at  December  31,  2001      10,146,566      $101,000         $84,192,000        $(50,301,000)

  Net  income                                  -             -                   -              10,000
                                      ----------      --------         -----------        -------------
Balance  at  March  31,  2002         10,146,566      $101,000         $84,192,000        $(50,291,000)
                                      ==========      ========         ===========        =============

Balance at December 31,  2002         10,146,566      $101,000         $84,192,000        $(50,926,000)

  Net  income                                  -             -                   -           1,198,000

  Preferred  stock  dividends                  -             -                   -            (348,000)
                                      ----------      --------         -----------        -------------
Balance  at  March  31,  2003         10,146,566      $101,000         $84,192,000        $(50,076,000)
                                      ==========      ========         ===========        =============


                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2003           2002
                                                   -------------   ------------
Cash  flows  from  operating  activities:
  Net  income                                       $  1,198,000   $   10,000
  Adjustments  to  reconcile  net  income  to
    net cash provided by operating activities:
      Cumulative  effect of change in
        accounting principle                            (270,000)           -
      Accretion  of  discount                             75,000            -
      Depletion, depreciation and amortization           997,000      772,000
      Amortization  of  debt  issuance  costs              3,000       13,000
  Changes  in  operating  assets  and  liabilities:
    Decrease in insurance settlement receivable        2,510,000            -
    (Increase) decrease in accounts receivable           181,000      (58,000)
    (Increase) decrease in accounts receivable -
      related party                                     (112,000)     (35,000)
    (Increase)  decrease  in  prepaid  expenses           61,000       58,000
    (Decrease)  increase  in  accounts  payable
       and  accrued  liabilities                       1,882,000     (102,000)
                                                    ------------   ----------
Net  cash provided by operating activities             6,525,000      658,000
                                                    ------------   ----------

Cash  flows  from  investing  activities:
  (Additions)  to cash held in escrow                    (61,000)     (55,000)
  (Additions)  to  other  assets                               -       (8,000)
  (Additions) to other property, plant and equipment     (14,000)      (7,000)
  (Additions)  to  oil  and  gas  properties          (3,778,000)    (731,000)
  Expenditures related to oil and gas properties
    due  to  hurricane                                  (536,000)           -
                                                    ------------   ----------
Net  cash  used  in investing activities              (4,389,000)    (801,000)
                                                    ------------   ----------

Cash  flows  from  financing  activities:
  Principal  payments  on  borrowings                     (5,000)    (338,000)
  Proceeds  from  issuance  of  preferred  stock               -    2,738,000
                                                    ------------   ----------
Net cash  (used  in)  provided  by
  financing  activities                                   (5,000)   2,400,000
                                                    ------------   ----------

Net  increase  (decrease)  in  cash  and
  cash  equivalents                                    2,131,000    2,257,000

Cash and cash equivalents at beginning of period       1,109,000    1,077,000
                                                    ------------   ----------

Cash and cash equivalents at end of period           $ 3,240,000   $3,334,000
                                                     ===========   ==========

Supplemental disclosure of cash flow information:
  Interest  payments                                 $     3,000   $   15,000
                                                     ===========   ==========

Supplemental disclosure of non-cash transactions:
  Repayment  of  note  payable  to  related
    party  through issuance  of  Series  A
    Preferred  Stock                                 $         -   $3,000,000
                                                     ===========   ==========

Repayment of accrued interest due on note payable
  to  related  party  through  issuance  of
  Series  A  Preferred  Stock                        $         -   $  263,000
                                                     ===========   ==========

                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


     These condensed financial statements have been prepared by Gulfport Energy Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, which are in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financials statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-KSB.

1.   ACCOUNTS  RECEIVABLE  -  RELATED  PARTY

     Included in the accompanying March 31, 2003 balance sheet are amounts receivable from entities that have similar controlling interests as those controlling the Company. These receivables represent amounts billed by the Company for general and administrative functions performed by Gulfport's personnel on behalf of the related party companies during 2002 and 2003. Gulfport has reduced its corresponding expenses for the three months ending March 31, 2003 by $110,000 billed to the companies for performance of these services.

2.   PROPERTY  AND  EQUIPMENT

     The major categories of property and equipment and related accumulated depreciation, depletion and amortization are as follows at March 31, 2003:

          Oil  and  gas  properties                  $121,380,000
          Office  furniture  and  fixtures              1,409,000
          Building                                        217,000
          Land                                            260,000
                                                     ------------
          Total  property  and  equipment             123,266,000

          Accumulated  depreciation,  depletion,
            amortization  and  impairment  reserve    (73,790,000)
                                                     ------------
          Property  and  equipment,  net             $ 49,476,000
                                                     ============

                           GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


3.   OTHER  ASSETS

     Other  assets  consist  of  the  following  at  March  31,  2003:

          Plugging  and  abandonment  escrow  account
            on  the  WCBB  properties  (Note  8)                $    2,575,000
          CD's  securing  letter  of  credit                           200,000
          Deposits                                                     111,000
                                                                --------------
                                                                $    2,886,000
                                                                ==============

4.   LONG-TERM  DEBT

     The building loan of $135,000 relates to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company's Louisiana headquarters. The building is 12,480 square feet with approximately 6,180 square feet of finished office area and 6,300 square feet of warehouse space. This building allows the Company to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

     A  break  down  of  long-term  debt  is  as  follows  at  March  31,  2003:

          Building loan                                          $     135,000

          Less - current maturities of long term debt                   17,000
                                                                 -------------

          Debt reflected as long term                            $     118,000
                                                                 =============

5.   REVOLVING  LINE  OF  CREDIT

     The Company maintains a line of credit with Bank of Oklahoma, under which the Company may borrow up to $2,300,000. Amounts borrowed under the line bear interest at Chase Manhattan Prime plus 1%, with payments of interest on outstanding balances due monthly. Any principal amounts borrowed under the line will be due on July 1, 2003. As of March 31, 2003, no amounts had been borrowed under this line.

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

                           GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


received has been included in the accompanying statement of income for the three months ended March 31, 2002 as "Other Income".

7.   EARNINGS  PER  SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                     For the Three Months Ended March 31,
                                                      2003                        2002
                                          -------------------------------------------------------
                                                                Per                          Per
                                           Income    Shares    Share   Income     Shares    Share
                                          -------  ----------  -----  --------  ----------  -----
Income  before  effect  of  change  in
  accounting  principle                  $928,000                     $10,000
Less:  preferred  stock  dividends       (348,000)                          -
                                         --------                     -------
                                          580,000  10,146,566  0.05    10,000   10,146,566      -

Effect  of  change  in  accounting
  principle                               270,000  10,146,566  0.03         -   10,146,566      -
                                         --------             -----   -------               -----
                                         $850,000             $0.08   $10,000               $   -
                                         ========             =====   =======               =====

Income before effect of change in
  accounting  principle                  $928,000                     $10,000

Less:  preferred  stock  dividens        (348,000)                          -
                                         --------                     -------
                                          580,000  10,325,079  0.05    10,000   10,493,315      -
Effect  of  change  in  accounting
  principle                               270,000  10,325,079  0.03         -   10,493,315      -
                                         --------             -----   -------               -----
                                         $850,000             $0.08   $10,000               $   -
                                         ========             =====   =======               =====

     The following table reconciles the weighted average shares outstanding used for the above calculations:

                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                  2003                2002
                                               ----------          ----------
Weighted average shares outstanding            10,146,566          10,146,566
Effect of dilutive securities - stock options     178,513             346,749
                                               ----------          ----------
Diluted weighted average shares outstanding    10,325,079          10,493,315
                                               ==========          ==========

     Common stock equivalents not included in the calculation of diluted earnings per share above for the three months ended March 31, 2002, consists of 1,163,195 warrants issued at the time of the Company's reorganization. These warrants expired on July 11, 2002. Common stock equivalents not included in the calculation of 2003 diluted earnings per share above consists of 2,322,893 warrants issued in connection with the Company's Private Placement Offering which took place during March 2002 as discussed in Note 9. Also not included in the calculation of 2003 and 2002 diluted earnings per share are 108,625 warrants issued in connection with the Company's revolving line of credit with Gulfport Funding, which was retired during March 2002. These potential common shares were not considered in the calculation due to their anti-dilutive effect during the periods presented.

8.   COMMITMENTS

     Plugging  and  Abandonment  Funds

                           GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company agreed to contribute approximately $18,000 per month through March, 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties until abandonment obligations to Texaco have been fulfilled. As of March 31, 2003, the plugging and abandonment trust totaled $2,575,000, including interest received during 2003 of approximately $5,000.

     Gulfport fulfilled its yearly plugging commitment of 20 wells at WCBB for the twelve-month period ending March 31, 2003 during the year ended December 31, 2002.

     Office  Lease

     The Company leases 12,035 square feet of office space in Oklahoma City. This lease commenced in November of 2002 and has a 60 month term. Payments due under the lease during its term are as follows:

                        For the 12 months ended March 31,
                        ---------------------------------
                          2004      $        217,000
                          2005               217,000
                          2006               217,000
                          2007               216,000
                          2008               126,000
                                    ----------------
                                    $        993,000
                                    ================

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

10.  DIVIDENDS  ON  SERIES  A  PREFERRED  STOCK

     As discussed in Note 9, the Company may, at its option, accrue additional shares of Preferred for the payment of dividends at a rate of 15% per annum rather than accrue cash dividends payable at a rate of 12% per annum during the initial two years following the closing date of its Offering. The Company has chosen to do such for the three-month period ended March 31, 2003 and has therefore accrued additional shares payable totaling $348,000 at March 31, 2003 related to the Preferred Stock Series A shares issued and outstanding during that time period. These dividends payable were calculated based upon the Preferred's $1,000 per share redemptive value and are reflected as "Series A preferred stock" in the accompanying balance sheet.

11.  NEW  ACCOUNTING  PRINCIPLE

     On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed into service. When the liability is initially recorded, the Company will increase the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. Any difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability will be recognized as a gain or loss in the Company's earnings. The asset retirement obligation is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that will be required in future periods due to the availability of additional information, including prices for oil field services, technological changes, governmental requirements and other factors. Upon adoption of SFAS No. 143, the Company recorded a net benefit of $.27 million as the cumulative effect of a change in accounting principle. The non-cash transition adjustment increased oil and natural gas properties and asset retirement obligations by $7.59 million and $7.37 million, respectively, and decreased accumulated depreciation by $.05 million.

The asset retirement obligation recognized by the Company at March 31, 2003, relates to the estimated costs to dismantle and abandon its investment in producing oil and gas properties and the related facilities. Of the total asset retirement liability, $480,000 that has been classified as short-term is the estimated portion of the total liability to be settled during the next year as

                           GULFPORT ENERGY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


the Company meets its plugging and abandonment requirements as discussed in Note 8.

     The proforma asset retirement obligations as of January 1, 2002 and March 31, 2002 were $7.05 million and $7.13 million, respectively. Pro forma net income for the period ended March 31, 2002, assuming SFAS No. 143 had been applied retroactively, is shown in the following table:

                                                         2002
                                                     ----------
          Net  income  (loss)  -
            As  reported                             $   10,000
            Pro  forma                                  533,000

          Net  income  (loss)  per  share  -
            As  reported,  basic                     $        -
            Pro  forma,  basic                             0.05
            As  reported,  diluted                            -
            Pro  forma,  diluted                           0.05

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS
                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS


     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included in this Form 10-QSB that address activities, events or developments that Gulfport Energy Corporation ("Gulfport" or the "Company"), a Delaware corporation, expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties; general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other oil and gas companies; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if realized, that they will have the expected consequences to or effects on the Company or its business or operations.

     The following discussion is intended to assist in an understanding of the Company's financial position as of March 31, 2003 and its results of operations for the three-month periods ended March 31, 2003 and 2002. The Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 2002 annual report on Form 10-KSB.

Overview

     Gulfport is an independent oil and gas exploration and production company with properties located in the Louisiana Gulf Coast. Gulfport has a market enterprise value (the Company's diluted shares multiplied by the trading price plus long-term debt less cash and short-term investments on a given day) of approximately $35.4 million dollars on May 9, 2003 and generated EBITDA (earnings before interest, taxes and depletion, depreciation and amortization) of $2.0 million and $0.9 million dollars for the three months ended March 31, 2003 and March 31, 2002, respectively.

     As of January 1, 2003, the Company had in excess of 26.1 MMBOE proved reserves with a present value (discounted at 10%) of estimated future net reserves of $245 million dollars.

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

     WCCB is a structurally and stratigraphically complex field. All of the PUD locations at WCBB are adjacent to faults and abut at least one fault. Gulfport's Proved Undeveloped (PUD) drilling program is designed to penetrate each PUD trap with a new wellbore in a structurally optimum position, usually very close to the fault seal. The majority of these wells are directionally drilled using steering tools and downhole motors. The tolerance for error in getting near the fault is low, so the complex faulting does introduce a risk factor of crossing the fault before encountering the zone of interest, which could result in part or all of the zone being absent in the borehole. This in turn can result in lower than expected or zero reserves for that zone. The new wellbores eliminate the mechanical risk associated with trying to produce the zone from an old existing wellbore, while the wellbore locations are situated so as to entirely drain each reservoir. The vast majority of the PUD targets are up-dip offsets to wells which produced from a sub-optimum position within a particular zone. Gulfport's current PUD drilling schedule calls for the drilling of 171 wells, starting in 2003 with 18 wells and continuing through 2011. All costs for the directional drilling has been figured into the overall well cost budget.

     As of March 31, 2003, there have been 877 wells drilled at WCBB, and of these 41 are currently producing, 294 are shut-in and 5 are utilized as salt water disposal wells. The balance of the wells (or 537) have been plugged and abandoned.

     Activity  for  the  Quarter  Ended  March  31,  2003

     Gulfport commenced a six well drilling program at West Cote Blanche Bay on December 1, 2002. Four of the six wells were drilled or at least spud in 2002 and the remaining two were drilled in 2003. These wells had total depths ranging from 2,500' to 5,000' and each well tested at least two zones. The Company generally drilled shallower wells in this drilling program in order to lower risk and reduce drilling costs. The six wells encountered a total of 536' of net pay and 27 productive zones. The six wells had initial daily total gross production of 849 barrels of oil, 55 mcf of gas and 47 barrels of water.

     Also, during the 1st Quarter of 2003, Gulfport recompleted three wells at West Cote Blanche Bay that yielded initial total gross production of 534 barrels of oil, 713 mcf of gas and 239 barrels of water per day. The Company also worked over one well and installed a new oil sales line that services the field.

     Future  Activity

     On April 20, 2003 Gulfport commenced the first well of a seven well drilling program at West Cote Blanche Bay. These wells will have total depths ranging from 2,500' to 6,800'. Gulfport also plans to recomplete two additional wells during the second quarter of 2003. The Company has a second seven well drilling program scheduled to spud during the summer of 2003. Gulfport has proposed a deep well, with a total depth of approximately 11,500', to ChevronTexaco where the primary target lies below the base of the Rob C formation. The Company hopes to spud the well before the end of 2003 and currently owns approximately 40.40% working interest at this depth. Gulfport is also seeking regulatory approval to drill an additional salt-water disposal well at West Cote Blanche Bay.

     During March 2003, Gulfport's net current daily production in this field averaged 1,471 barrels of oil equivalent.

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

      The East Hackberry field was discovered in 1926 by Gulf Oil Company (now Chevron Corporation) by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 1999 was 111 million barrels of oil with casinghead gas production being 60 billion cubic feet of gas. There have been a total of 170 wells drilled on Gulfport's portion of the field with 11 having current daily production; 6 produce intermittently; 73 wells are shut-in and 4 wells have been converted to salt water disposal wells. The remaining 76 wells have been plugged and abandoned.

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

     Activity  for  the  Quarter  Ended  March  31,  2003

     At East Hackberry, during the three months ended March 31, 2003, Gulfport repaired the salt-water tanks and performed coiled tubing jobs to clean sand from two active salt-water disposal wells andd worked over two wells.

     Future  Activity

     Gulfport has recently been granted permission to drill an additional salt-water disposal well at East Hackberry and expects to drill the well before the end of 2003. After the disposal well is activated and the Company is able to handle more salt water, Gulfport plans on performing between three and five recompletions at East Hackberry.

     Total net production per day for both Hackberry fields was 200 barrels of oil equivalent for the three-month period ended March 31, 2003.

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


                              RESULTS OF OPERATIONS

Comparison  of  the  Three  Months  Ended  March  31,  2003  and  2002

     During the three months ended March 31, 2003, the Company reported net income of $850,000, as compared to net income of $10,000 for the corresponding period in 2002. This increase is primarily due to the following factors:

     Oil and Gas Revenues. For the three months ended March 31, 2003, the Company reported oil and gas revenues of $4.2 million, an increase from $2.5 million for the comparable period in 2002. This increase was due principally to a 42% increase in oil prices from $20.43 to $28.91 for the three months ended March 31, 2002 and 2003, respectively. In addition, an increase in production during the three months ended March 31, 2003 to 142 MBbls from 121 MBbls for the same period in 2002 also contributed to increase in oil and gas revenues. This increase in production was due to the new oil production generated from the Company's drilling program initiated during the fourth quarter of 2002.

 The following table summarizes the Company's oil and gas production and related pricing for the three months ended March 31, 2003 and 2002:

                                                Three  Months  Ended  March  31,
                                                         2003        2002
                                                         ----        ----
      Oil  production  volumes  (Mbbls)                   142         121
      Gas  production  volumes  (Mmcf)                     26          19
      Average  oil  price  (per  Bbl)                  $28.91      $20.43
      Average  gas  price  (per  Mcf)                   $4.23       $3.15

     Operating Expenses. Lease operating expenses remained constant at $1.2 million for the three months ended March 31, 2003 as compared to the same period in 2002.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $.21 million from $.79 million for the three months ended March 31, 2002 to $1.0 million for the comparable period in 2003. This increase was attributable primarily to an increase in production to 146 MBOE's for the three months ended March 31, 2003 as compared to 124 MBOE's for the same period in 2002.

     General and Administrative Expenses. General and administrative expenses increased $.22 million from $.35 million for the three months ended March 31, 2002 to $.57 million for the comparable period in 2003. This increase is due mainly to a slight increase in salaries and benefits as a result of the addition of personnel, increases in both health and director's insurance premiums and an increase in franchise taxes paid during the quarter due to a change in accounting treatment.

     Interest Expense. Interest expense decreased 96% from $.093 million for the three months ended March 31, 2002 to $.003 million for the comparable period in 2003. This decrease was primarily due to a reduction in average debt outstanding. See Note 5 to Financial Statements.

     Income Taxes. As of December 31, 2002, the Company had a net operating loss carryforward of approximately $91 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $49 million, which was fully reserved by a valuation allowance at that date.
Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $.4 million was provided for the three-month period ended March 31, 2003, which was fully offset by an equal income tax benefit due to operating loss carryforwards.

     Cumulative Effect of Accounting Change. On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed into service. When the liability is initially recorded, the Company will increase the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. Any difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability will be recognized as a gain or loss in the Company's earnings. The asset retirement obligation is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that will be required in future periods due to the availability of additional information, including prices for oil field services, technological changes, governmental requirements and other factors. Upon adoption of SFAS No. 143, the Company recorded a net benefit of $.27 million as the cumulative effect of a change in accounting principle. The non-cash transition adjustment increased oil and natural gas properties and asset retirement obligations by $7.59 million and $7.37 million, respectively, and decreased accumulated depreciation by $.05 million.

Capital  Expenditures,  Capital  Resources  and  Liquidity

      Net cash flow provided by operating activities for the three-month period ended March 31, 2003 increased to $6.5 million, as compared to net cash flow provided of $.66 million for the comparable period in 2002. This increase was due in part to an increase in the Company's net income to $.9 million as a result of an increase in oil and gas sales. In addition, the Company's total accounts receivable decreased $2.6 million, of which $2.5 million is due to the receipt of the insurance settlement related to the hurricane in October 2002. Also, accounts payable increased by $1.9 million as a result of the increased activity from the Company's drilling program initiated in December 2002.

     Net cash used in investing activities during the three months ended March 31, 2003 was $4.4 million as compared to $.8 million used during the same period of 2002. Mainly as a result of the Company's drilling program initiated in December 2002, the Company spent $3.8 million in additions to oil and gas properties. Of this amount, the Company spent $2.4 million on drilling activity and $1.4 million on workover and recompletion activities. Another $.5 million was spent on the clean up and repair of hurricane damage.

      Net cash used in financing activities for the three months ended March 31, 2003 was $5,000 as compared to net cash provided of $2.4 million during the same period of 2002. The decrease is primarily a result of the extinguishment of all debt by the Company during 2002.

     Capital Expenditures. During the three months ended March 31, 2003, Gulfport invested $4.3 million in oil and gas properties and other property and equipment as compared to $.7 million invested during the comparable period in 2002. Of this amount, the Company spent $2.4 million on drilling activity, $1.4 million on workover and recompletions activities and $.5 million on clean up and repair of hurricane damage.

     During the three month period ended March 31, 2003, Gulfport financed its capital expenditures payment requirements with cash flows provided by operations.

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

     On June 20, 2002, the Company entered into a new line of credit with BOK. Under the terms of the new agreement, the Company was extended a commitment to borrow up to $2,300,000. Amounts borrowed under the line bear interest at Chase Manhattan Prime plus one percent, with payments of interest on outstanding balances due monthly beginning August 1, 2002. Any principal amounts borrowed under the line will be due on July 1, 2003. There was no outstanding balance under this credit facility at March 31, 2003.

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

     As a result of the completion of the NSA engineering report for the year ended January 1, 2003, the Company has initiated discussions with its current bank and other banking institutions in an attempt to put in a place a larger and longer-term revolving credit facility. The Company cannot be sure however that they will be successful.

     The Company is also currently consulting with a financial advisor to determine how to take advantage of the current market whether through internal value creation or a capital markets transaction.

     Liquidity. The primary capital commitments faced by the Company are the capital requirements needed to continue developing the Company's proved reserves and to continue meeting the required principal payments on its Credit Facilities if any.

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

COMMITMENTS

Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company agreed to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's obligations to Texaco have been fulfilled. As of March 31, 2003, the plugging and abandonment trust totaled $2,575,000. These funds are invested in a U.S. Treasury Money Market.

     During 2002, Gulfport began to fulfill its yearly plugging commitment of 20 wells at WCBB for the twelve-month period ending March 31, 2003. As of this date of this filing, the plugging had been completed.

     In addition, the Company has letters of credit totaling $200,000 secured by certificates of deposit being held for plugging costs in the East Hackberry field. Once specific wells are plugged and abandoned the $200,000 will be returned to the Company.

ITEM  3.  CONTROLS  AND  PROCEDURES

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

     Within 90 days prior to the filing of this Form 10-QSB, an evaluation was performed under the supervision and with the participation of Gulfport management, including the Chief Executive Officer and the Vice President and Chief Financial Officer, of Gulfport's disclosure controls and procedures (as those terms are defined in Rule 13a-14(c) under the Securities Exchange Act of
1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Gulfport's disclosure controls and procedures are effective as of the date of this Form 10-QSB. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), each of these officers executed a Certification included in this Form 10-QSB.

     As of the date of this Form 10-QSB, there have not been any significant changes in Gulfport's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. No significant deficiencies or material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

PART  II.

OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

      Gulfport has been named as a defendant in various lawsuits. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations for the periods presented in the financial statements.

ITEM  2.  CHANGES  IN  SECURITIES

          Not  applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITES  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None

ITEM  5.  OTHER  INFORMATION

          None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          2.1 Form 8-K filed on March 8, 2002 between Registrant and Gulfport Funding, LLC.
         10.1 Credit Agreement dated June 28, 2000 between Registrant and Bank of Oklahoma filed March 30, 2001 (1)
         10.2     Stock  Option  Plan  filed  March  30,  2001  (1)
         10.3 Credit Agreement dated February 1, 2001 between Registrant and Bank of Oklahoma (1)
         10.4 Credit Agreement dated May 22, 2001 between Registrant and Gulfport Funding, LLC (1)
         10.5 Warrant Agreement dated May 22, 2001 between Registrant and Gulfport Funding, LLC (1)
         10.6 Promissory Note dated May 22, 2001 between Registrant and Gulfport Funding, LLC (1)
         10.7 Confidential Disclosure Statement Relating to Offer and Sale of Up to 10,000 Units dated March 29, 2002
         10.8     Credit Agreement  dated  June  28, 2000 between Registrant and
                  Bank of Oklahoma  filed  March  30,  2001  (1)
         10.9     Stock  Option  Plan  filed  March  30,  2001  (1)
         10.10 Credit Agreement dated February 1, 2001 between Registrant and Bank of Oklahoma (1)

         10.11 Credit Agreement dated May 22, 2001 between Registrant and Gulfport Funding, LLC (1)
         10.12 Warrant Agreement dated May 22, 2001 between Registrant and Gulfport Funding, LLC (1)
         10.13 Promissory Note dated May 22, 2001 between Registrant and Gulfport Funding, LLC (1)


          (1) Previously filed as an exhibit to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GULFPORT  ENERGY  CORPORATION

Date:  March  15,  2003


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

1. I have reviewed this quarterly report on Form 10-QSB of Gulfport Energy Corporation;

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

Date:     May  15,  2003                         /s/  Mike  Liddell
                                                 -------------------------------
                                                 Mike  Liddell
                                                 Chief  Executive  Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Mike Liddell, Chief Executive Officer of Gulfport Energy Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section  1350,  that,  to  the  best  of  my  knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78M or 78o(d); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:     May  15,  2003                         /s/  Mike Liddell
                                                  ------------------------------
                                                  Mike  Liddell
                                                  Chief  Executive  Officer

                                  CERTIFICATION

I, Michael G. Moore, Chief Financial Officer of Gulfport Energy Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Gulfport Energy Corporation;

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

Date:     May  15, 2003                      /s/ Mike Moore
                                             --------------------------
                                             Mike  Moore
                                             Chief  Financial  Officer

                        CERTIFICATION OF PERIODIC REPORT


I, Michael G. Moore, Chief Financial Officer of Gulfport Energy Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section  1350,  that,  to  the  best  of  my  knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78M or 78o(d); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:     May 15, 2003                  /s/ Mike Moore
                                         --------------------------------
                                         Mike  Moore
                                         Chief  Financial  Officer