Form 10QSB
period 2003-06-30
GULFPORT ENERGY CORP
filed 2003-08-14
CIK 874499

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                        Commission File Number 000-19514


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

                          GULFPORT ENERGY CORPORATION

                                TABLE OF CONTENTS

                          FORM 10-QSB QUARTERLY REPORT


PART  I     FINANCIAL  INFORMATION

  Item  1  Financial  Statements

     Balance  Sheet  at  June  30,  2003  (unaudited)                          4

     Statements  of  Income  for  the  Three  and  Six  Month
       Periods  Ended June  30,  2003  and  2002  (unaudited)                  5

     Statements  of  Common  Stockholders'  Equity  for  the
       Six  Months Ended June  30,  2003  and  2002  (unaudited)               6

     Statements  of  Cash  Flows  for  the  Six  Months  Ended
       June  30,  2003  and  2002  (unaudited)                                 7

     Notes  to  Financial  Statements                                          8

  Item  2  Management's  Discussion  and  Analysis  of  Financial
           Position  and  Results  of  Operations                             15

  Item  3  Controls  and  Procedures                                          25



PART  II    OTHER  INFORMATION

  Item  1  Legal  Proceedings                                                 26

  Item  2  Changes  in  Securities                                            26

  Item  3  Defaults  upon  Senior  Securities                                 26

  Item  4  Submission  of  Matters  to  a  Vote  of  Security  Holders        26

  Item  5  Other  Information                                                 26

  Item  6  Exhibits  and  Reports  on  Form  8-K                              26


           Signatures                                                         28

                          GULFPORT ENERGY CORPORATION




                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                             June 30, 2003 and 2002







              Forming a part of Form 10-QSB Quarterly Report to the
                       Securities and Exchange Commission


This quarterly report on Form 10-QSB should be read in conjunction with Gulfport Energy Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2002.

                          GULFPORT ENERGY CORPORATION

                                  BALANCE SHEET

                                                                      June 30,
                                                                       2003
                                                                    (Unaudited)
                                                                    -----------
                                     Assets

Current  assets:
  Cash  and  cash  equivalents                                    $   1,617,000
  Accounts  receivable,  net  of  allowance  for  doubtful            1,848,000
    accounts  of  $239,000
  Accounts  receivable  -  related  party                               206,000
  Prepaid  expenses  and  other  current  assets                        175,000
                                                                  -------------

      Total  current  assets                                          3,846,000
                                                                  -------------

Property  and  equipment:
  Oil  and  natural  gas  properties                                125,512,000
  Other  property  and  equipment                                     1,894,000
  Accumulated  depletion,  depreciation,  amortization              (74,913,000)
                                                                  -------------

      Property  and  equipment,  net                                 52,493,000
                                                                  -------------

Other  assets                                                         2,944,000
                                                                  -------------

      Total  assets                                               $  59,283,000
                                                                  =============

                      Liabilities and Stockholders' Equity

Current  liabilities:
  Accounts  payable  and  accrued  liabilities                    $   5,579,000
  Accrued  payable  -  royalty  audit                                   439,000
  Asset  retirement  obligation  -  current                             480,000
  Current  maturities  of  long-term  debt                               21,000
                                                                  -------------

      Total  current  liabilities                                     6,519,000
                                                                  -------------

Asset  retirement  obligation  -  long-term                           7,038,000
Long-term  debt                                                         108,000
                                                                  -------------

      Total  liabilities                                             13,665,000
                                                                  -------------

Commitments  and  contingencies

Redeemable  12%  cumulative  preferred  stock,  Series  A,  $.01 par  value,  with  a  redemption  and  liquidation  value  of
  $1,000  per  share;  15,000  authorized,  11,058  issued  and
  outstanding  at  June  30,  2003                                   11,058,000

Preferred  stock,  $.01  par  value;  4,985,000  authorized
  at  June  30,  2003,  none  issued                                          -

Common  stockholders'  equity:
  Common  stock  -  $.01  par  value,  20,000,000  authorized,
    10,146,566  issued and outstanding at June 30, 2003                 101,000
  Paid-in  capital                                                   84,192,000
  Accumulated  deficit                                              (49,733,000)
                                                                  -------------

      Total  stockholders'  equity                                   34,560,000
                                                                  -------------

      Total  liabilities  and  stockholders'  equity              $  59,283,000
                                                                  =============

                 See accompanying notes to financial statements.

                           GULFPORT ENERGY CORPORATION
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                 For the three              For the six
                              months ended June 30,     months ended June 30,
                                2003         2002        2003          2002
                             ---------    ----------   ----------    ----------
Revenues:
  Gas  sales                 $  144,000   $  127,000    $  252,000   $  188,000
  Oil and condensate sales    4,246,000    3,126,000     8,356,000    5,597,000
  Other  income                  37,000            -       111,000      234,000
                             ----------   ----------    ----------   ----------
                              4,427,000    3,253,000     8,719,000    6,019,000
                             ----------   ----------    ----------   ----------

Costs  and  expenses:
  Operating  expenses         1,563,000    1,136,000     2,814,000    2,390,000
  Production  taxes             582,000      366,000     1,055,000      647,000
  Depreciation, depletion,
    and  amortization         1,126,000      803,000     2,127,000    1,588,000
  General and administrative    389,000      472,000       961,000      825,000
                             ----------   ----------    ----------   ----------

                              3,660,000    2,777,000     6,957,000    5,450,000
                             ----------   ----------    ----------   ----------

INCOME  FROM  OPERATIONS:       767,000      476,000     1,762,000      569,000
                             ----------   ----------    ----------   ----------

OTHER  (INCOME)  EXPENSE:
  Accretion expense              74,000            -       148,000            -
  Interest  expense               5,000       13,000         8,000      106,000
  Interest  income               (6,000)     (22,000)      (17,000)     (32,000)
                             ----------   ----------    ----------   ----------

                                 73,000       (9,000)      139,000       74,000
                             ----------   ----------    ----------   ----------

INCOME BEFORE INCOME TAXES      694,000      485,000     1,623,000      495,000
                             ----------   ----------    ----------   ----------

INCOME TAX EXPENSE (BENEFIT):
  Current                       278,000      193,000       649,000      198,000
  Deferred                     (278,000)    (193,000)     (649,000)    (198,000)
                             ----------   ----------    ----------   ----------
                                      -            -             -            -
                             ----------   ----------    ----------   ----------

NET INCOME BEFORE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                  $  694,000   $  485,000    $1,623,000   $  495,000

Cumulative effect of change
  in accounting  principle            -            -       270,000            -
                             ----------   ----------    ----------   ----------

NET  INCOME                     694,000      485,000     1,893,000      495,000


Less:  Preferred stock
  dividends                    (352,000)    (353,000)     (700,000)    (353,000)
                             ----------   ----------    ----------   ----------

NET INCOME AVAILABLE TO
  COMMON  STOCKHOLDERS       $  342,000   $  132,000    $1,193,000   $  142,000
                             ==========   ==========    ==========   ==========

NET INCOME PER COMMON SHARE -
  BASIC:
Per  common  share  before
  effect  of  change
  in  accounting  principle  $     0.03   $     0.01    $     0.09   $     0.01
Effect  per  common  share
  of  change  in
  accounting  principle               -            -          0.03            -
                             ----------   ----------    ----------   ----------

                             $     0.03   $     0.01    $     0.12   $     0.01
                             ==========   ==========    ==========   ==========

NET INCOME PER COMMON
 SHARE -  DILUTED:
Per  common  share  before
  effect  of  change
  in  accounting  principle  $     0.03   $     0.01    $     0.09   $     0.01
Effect per  common  share
  of  change  in
  accounting  principle               -            -          0.03            -
                             ----------   ----------    ----------   ----------

                             $     0.03   $     0.01    $     0.12   $     0.01
                             ==========   ==========    ==========   ==========

                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                    Statements of Common Stockholders' Equity
                                  (Unaudited)

                                                              Additional
                                            Common Stock        Paid-in    Accumulated
                                        -------------------
                                        Shares       Amount     Capital      Deficit
                                        ------      -------   ------------ ------------

Balance  at  December  31,  2001       10,146,566   $101,000  $84,192,000  $(50,301,000)

  Net  income                                   -          -            -       495,000

  Preferred  stock  dividends                   -          -            -      (353,000)
                                       ----------   --------  -----------  ------------

Balance  at  June  30,  2002           10,146,566   $101,000  $84,192,000  $(50,159,000)
                                       ==========   ========  ===========  ============

Balance  at  December  31,  2002       10,146,566   $101,000  $84,192,000  $(50,926,000)

  Net  income                                   -          -            -     1,893,000

  Preferred  stock  dividends                   -          -            -      (700,000)
                                       ----------   --------  -----------  ------------

Balance  at  June  30,  2003           10,146,566   $101,000  $84,192,000  $(49,733,000)
                                       ==========   ========  ===========  ============




                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)

                                                          For the Six Months
                                                            Ended June 30,
                                                          ------------------
                                                          2003          2002
                                                          ----          ----
Cash  flows  from  operating  activities:
  Net  income                                        $  1,893,000   $   495,000
  Adjustments  to  reconcile  net  income  to
    net cash provided by operating activities:
    Cumulative effect of change in
      accounting principle                               (270,000)            -
    Accretion  of  discount                               148,000             -
    Depletion, depreciation and amortization            2,121,000     1,575,000
    Amortization  of  debt  issuance  costs                 6,000        13,000
  Changes  in  operating  assets  and  liabilities:
    Decrease in insurance settlement receivable         2,510,000             -
    (Increase)  in  accounts  receivable                  (15,000)     (265,000)
    (Increase) in accounts receivable -
       related party                                     (148,000)      (94,000)
    Decrease  in  prepaid  expenses                        30,000        59,000
    Increase  in  accounts  payable
      and  accrued  liabilities                         2,832,000     1,217,000
                                                     ------------   -----------
Net cash provided by operating activities               9,107,000     3,000,000
                                                     ------------   -----------

Cash  flows  from  investing  activities:
  (Additions) to cash held in escrow                     (119,000)     (118,000)
  (Additions) to other property, plant
    and  equipment                                        (22,000)       (9,000)
  (Additions)  to  oil  and  gas  properties           (7,803,000)   (4,658,000)
  Expenditures  related  to  oil  and  gas
    properties  due  to  hurricane                       (644,000)            -
                                                     ------------   -----------

Net  cash  used in investing activities                (8,588,000)   (4,785,000)
                                                     ------------   -----------

Cash  flows  from  financing  activities:
  Principal  payments  on borrowings                      (11,000)     (673,000)
  Proceeds  from  issuance  of  preferred
    and  common stock                                           -     6,029,000
                                                     ------------   -----------

Net cash (used in) provided by financing activities       (11,000)    5,356,000
                                                     ------------   -----------

Net increase in cash and cash equivalents                 508,000     3,571,000

Cash and cash equivalents at beginning of period        1,109,000     1,077,000
                                                     ------------   -----------

Cash and cash equivalents at end of period            $ 1,617,000   $ 4,648,000
                                                      ===========   ===========

Supplemental disclosure of cash flow information:
  Interest  payments                                  $     6,000   $    26,000
                                                      ===========   ===========

Supplemental  disclosure  of  non-cash  transactions:
  Repayment  of  note  payable  to  related  party
    through issuance of Series A Preferred Stock      $         -   $ 3,000,000
                                                      ===========   ===========

  Repayment  of  accrued  interest  due  on  note
    payable to  related  party  through  issuance
    of  Series  A  Preferred  Stock                   $         -   $   263,000
                                                      ===========   ===========

  Payment of Series  A  Preferred  Stock  dividends
    through issuance of Series A Preferred Stock      $   700,000   $   353,000
                                                      ===========   ===========

                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


     These condensed financial statements have been prepared by Gulfport Energy Corporation (the "Company" or "Gulfport") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, which are in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financials statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-KSB.

1.   ACCOUNTS  RECEIVABLE  -  RELATED  PARTY

     Included in the accompanying June 30, 2003 balance sheet are amounts receivable from entities that have similar controlling interests as those controlling the Company. These receivables represent amounts billed by the Company for general and administrative functions performed by Gulfport's personnel on behalf of the related party companies during 2002 and 2003. Gulfport has reduced its corresponding expenses for the three and six month periods ended June 30, 2003 by $108,000 and $218,000, respectively, billed to the companies for performance of these services.

2.   PROPERTY  AND  EQUIPMENT

     The major categories of property and equipment and related accumulated depreciation, depletion and amortization are as follows at June 30, 2003:

                                                         June 30, 2003
                                                         -------------
          Oil  and  gas  properties                       $125,512,000
          Office  furniture  and  fixtures                   1,417,000
          Building                                             217,000
          Land                                                 260,000
                                                         -------------
          Total  property  and  equipment                  127,406,000

          Accumulated  depreciation,  depletion,
            amortization  and  impairment  reserve         (74,913,000)
                                                         -------------

          Property  and  equipment,  net                 $  52,493,000
                                                         =============

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


3.  OTHER  ASSETS

    Other  assets  consist  of  the  following  at  June  30,  2003:

                                                                 June 30, 2003
                                                                 --------------
          Plugging  and  abandonment  escrow  account
            on  the  WCBB  properties  (Note  8)                 $    2,633,000
          CD's  securing  letter  of  credit                            200,000
          Deposits                                                      111,000
                                                                 --------------

                                                                 $    2,944,000
                                                                 ==============

4.   LONG-TERM  DEBT

     The building loan of $129,000 relates to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company's Louisiana headquarters. The building is 12,480 square feet with approximately 6,180 square feet of finished office area and 6,300 square feet of warehouse space. This building allows the Company to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

A  break  down  of  long-term  debt  is  as  follows  at  June  30,  2003:

                                                                 June 30, 2003
                                                                 --------------
          Building loan                                          $      129,000

          Less - current maturities of long term debt                    21,000
                                                                 --------------

          Debt reflected as long term                            $      108,000
                                                                 ==============

5.  REVOLVING  LINE  OF  CREDIT

     The Company maintains a line of credit with Bank of Oklahoma, under which the Company may borrow up to $2,300,000. Amounts borrowed under the line bear interest at Chase Manhattan Prime plus 1%, with payments of interest on outstanding balances due monthly. Any principal amounts borrowed under the line will be due on July 1, 2004. As of June 30, 2003, no amounts had been borrowed under this line.

6.  CASTEX  BACK-IN

     Gulfport sold its interest in the Bayou Penchant, Bayou Pigeon, Deer Island and Golden Meadow fields to Castex Energy 1996 Limited Partnership effective April 1, 1998 subject to a 25% reversionary interest in the partnership after Castex had received 100% of the initial investment. Castex informed Gulfport that the investment had paid out effective September 1, 2001. In lieu of a 25% interest in the partnership, Gulfport elected to take a proportionately reduced 25% working interest in the properties. During March 2002, the Company received approximately $220,000 from Castex which the Company believes consists of sales income for the period after payout net of operating expenses, although the Company has not received confirmation of such. As a result, this amount

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


received has been included in the accompanying statement of income for the six months ended June 30, 2002 as "Other Income". The Company received an additional $66,000 from Castex in March of 2003, which is also included in the accompanying statement of income for the six months ended June 30, 2003 as "Other Income".

7.   EARNINGS  PER  SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                          For the Three Months Ended June 30,

                                                       2003                                2002
                                         --------------------------------    -------------------------------
                                                                    Per                                 Per
                                           Income      Shares      Share       Income      Shares      Share
                                         -----------  ----------   -------   ----------   ----------   -----
Basic:
  Income before effect of change
    in accounting  principle             $  694,000                          $  485,000
  Less:  preferred stock dividends         (352,000)                           (353,000)
                                         ----------                          ----------
                                            342,000   10,146,566   $  0.03      132,000   10,146,566   $ .01
Effect  of  change  in  accounting
  principle                                       -   10,146,566         -            -   10,146,566       -
                                         ----------                -------   ----------                -----
                                         $  342,000                $  0.03   $  132,000                $ .01
                                         ==========                =======   ==========                =====

Effect of dilutive securities:
  Stock options                                          180,224                             273,741
                                         ----------   ----------             ----------   ----------

Diluted:
  Income before effect of change in
    accounting  principle                $  694,000                          $  485,000
  Less:  preferred  stock  dividends       (352,000)                           (353,000)
                                         ----------                          ----------
                                            342,000   10,326,790   $  0.03      132,000   10,420,307   $ .01

Effect  of  change  in  accounting
  principle                                       -   10,326,790         -            -   10,420,307       -
                                         ----------                -------   ----------                -----
                                         $  342,000                $  0.03   $  132,000                $ .01
                                         ==========                =======   ==========                =====

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                                           For the Six Months Ended June 30,

                                                       2003                                2002
                                         --------------------------------    -------------------------------
                                                                    Per                                 Per
                                           Income      Shares      Share       Income      Shares      Share
                                         -----------  ----------   -------   ----------   ----------   -----
Basic:
  Income before effect of change
    accounting  principle                $1,623,000                          $  495,000
  Less:  preferred  stock  dividends       (700,000)                           (353,000)
                                         ----------                          ----------
                                            923,000   10,146,566   $  0.09      142,000   10,146,566   $  0.01
  Effect of  change  in  accounting
    principle                               270,000   10,146,566      0.03            -   10,146,566         -
                                         ----------                -------   ----------                -------
                                         $1,193,000                $  0.12   $  142,000                $  0.01
                                         ==========                =======   ==========                =======
  Effect of dilutive securities:
    Stock options                                        177,599                             291,793
                                         ----------   ----------             ----------   ----------

Diluted:
  Income before effect of change in
    accounting  principle                $1,623,000                          $  495,000
  Less:  preferred stock dividends         (700,000)                           (353,000)
                                         ----------                          ----------
                                            923,000   10,324,165  $  0.09       142,000   10,438,359   $  0.01
  Effect of change in accounting
    principle                               270,000   10,324,165     0.03             -   10,438,359         -
                                         ----------               -------    ----------                -------
                                         $1,193,000               $  0.12    $  142,000                $  0.01
                                         ==========               =======    ==========                =======


     Common stock equivalents not included in the calculation of diluted earnings per share above for the three and six months ended June 30, 2002, consists of 1,163,195 warrants issued at the time of the Company's reorganization. These warrants expired on July 11, 2002. Common stock equivalents not included in the calculation of 2003 diluted earnings per share above consists of 2,322,893 warrants issued in connection with the Company's Private Placement Offering which took place during March 2002 as discussed in
Note 9. Also not included in the calculation of 2003 and 2002 diluted earnings per share are 108,625 warrants issued in connection with the Company's revolving line of credit with Gulfport Funding, which was retired during March 2002.
These potential common shares were not considered in the calculation due to their anti-dilutive effect during the periods presented.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


8.   COMMITMENTS

     Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company agreed to contribute approximately $18,000 per month through March, 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties until abandonment obligations to Texaco have been fulfilled. As of June 30, 2003, the plugging and abandonment trust totaled $2,633,000 including interest received during 2003 of approximately $9,000.

     Gulfport fulfilled its yearly plugging commitment of 20 wells at WCBB for the twelve-month period ending June 30, 2003 during the year ended December 31, 2002.

     Office  Lease

     The Company leases 12,035 square feet of office space in Oklahoma City. This lease commenced in November of 2002 and has a 60 month term. Payments due under the lease during its term are as follows:

                          For the period ended June 30,
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

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


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

10.  DIVIDENDS  ON  SERIES  A  PREFERRED  STOCK

     As discussed in Note 9, the Company may, at its option, accrue additional shares of Preferred for the payment of dividends at a rate of 15% per annum rather than accrue cash dividends at a rate of 12% per annum during the initial two years following the closing date of its Offering. The Company has chosen to do such for the six-month period ended June 30, 2003 and has therefore issued additional shares totaling $700,000 at June 30, 2003 related to the Preferred Stock Series A shares issued and outstanding during that time period. These dividends were calculated based upon the Preferred's $1,000 per share redemptive value and are reflected as "Series A preferred stock" in the accompanying balance sheet.

11.  NEW  ACCOUNTING  PRINCIPLES

     SFAS  No.  143

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

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


     The asset retirement obligation recognized by the Company at June 30, 2003, relates to the estimated costs to dismantle and abandon its investment in producing oil and gas properties and the related facilities. Of the total asset retirement liability, $480,000 that has been classified as short-term is the estimated portion of the total liability to be settled during the next year as the Company meets its plugging and abandonment requirements as discussed in Note 8.

     The pro forma asset retirement obligations as of January 1, 2002, March 31, 2002, and June 30, 2002 were $7.05 million, $7.13 million, and $7.21 million respectively. Pro forma net income for the period June 30, 2002, assuming SFAS No. 143 had been applied retroactively, is shown in the following table:

                                         Three Months Ended   Six Months Ended
                                         ------------------   ----------------
Net income available to                               June 30, 2002
  common stockholders -                  -------------------------------------
     As  reported                         $       132,000     $       142,000
     Pro  forma                                    54,000             586,000

Net income per common  share  -
     As reported, basic                   $          0.01     $          0.01
     Pro  forma,  basic                              0.01                0.06
     As  reported,  diluted                          0.01                0.01
     Pro forma, diluted                              0.01                0.06

     SFAS  No.  150

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effects of adopting SFAS No. 150 as it relates to the Private Placement Offering the Company completed during March 2002.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS
                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS


     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included in this Form 10-QSB that address activities, events or developments that Gulfport Energy Corporation ("Gulfport" or the "Company"), a Delaware corporation, expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties; general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other oil and gas companies; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if realized, that they will have the expected consequences to or effects on the Company or its business or operations.

     The following discussion is intended to assist in an understanding of the Company's financial position as of June 30, 2003 and its results of operations for the six-month periods ended June 30, 2003 and 2002. The Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 2002 annual report on Form 10-KSB.

Overview

     Gulfport is an independent oil and gas exploration and production company with properties located in the Louisiana Gulf Coast. Gulfport has a market enterprise value (the Company's diluted shares multiplied by the trading price plus long-term debt less cash and short-term investments on a given day) of approximately $38.1 million dollars on August 4, 2003 and generated EBITDA (earnings before interest, taxes and depletion, depreciation and amortization) of $3.9 million and $2.2 million dollars for the six months ended June 30, 2003 and June 30, 2002, respectively.

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

     WCCB is a structurally and stratigraphically complex field. All of the PUD locations at WCBB are adjacent to faults and abut at least one fault. Gulfport's Proved Undeveloped (PUD) drilling program is designed to penetrate each PUD trap with a new wellbore in a structurally optimum position, usually very close to the fault seal. The majority of these wells are directionally drilled using steering tools and downhole motors. The tolerance for error in getting near the fault is low, so the complex faulting does introduce a risk factor of crossing the fault before encountering the zone of interest, which could result in part or all of the zone being absent in the borehole. This in turn can result in lower than expected or zero reserves for that zone. The new wellbores eliminate the mechanical risk associated with trying to produce the zone from an old existing wellbore, while the wellbore locations are situated so as to more efficiently drain each reservoir. The vast majority of the PUD targets are up-dip offsets to wells which produced from a sub-optimum position within a particular zone. Gulfport's current PUD drilling schedule calls for the drilling of 171 wells, starting in 2003 with 18 wells and continuing through 2011. All costs for the directional drilling has been figured into the overall well cost budget.

     As of June 30, 2003, there have been 880 wells drilled at WCBB, and of these 43 are currently producing, 294 are shut-in and 5 are utilized as salt water disposal wells. The balance of the wells (or 538) have been plugged and abandoned.

     Activity  for  the  Quarter  Ended  June  30,  2003

     Gulfport commenced a seven well drilling program at West Cote Blanche Bay on April 20, 2003 resulting in six successful completions and one dry hole. These wells had total depths ranging from 2,500' to 6,800' and most wells tested multiple zones. The six successful completions encountered a total of 467 feet of net pay and 30 productive zones. The six successful completions had initial daily total gross production of 354 barrels of oil, 186 mcf of gas and 90 barrels of water.

     Through the month ended June 30, 2003, Gulfport recompleted two wells at West Cote Blanche Bay Field that yielded initial total gross production of 23 barrels of oil and 287 barrels of water.

     During June 2003, Gulfport's net daily production in this field averaged 1,538 barrels of oil.

     Future  Activity

     In July 2003, Gulfport was notified by a subsidiary of Shell Western Exploration and Production, Inc. ("Shell") that the Shell pipeline that transported the oil from the production facility at West Cote Blanche Bay to the purchaser was being deactivated. Currently, the Company is using a barge to transport the oil production to the purchaser and is in the process of researching other more permanent options.

     Gulfport has received regulatory approval to drill seven new wells at West Cote Blanche Bay and anticipates commencing drilling activity during the fourth quarter of 2003. These wells will have total depths ranging from 2,500' to 6300'. The Company also plans on performing at least four recompletions and six workovers during the third quarter of 2003 at West Cote Blanche Bay. Gulfport has recently received regulatory approval to convert an existing inactive well to a salt-water disposal well and plans to commence the work before the end of 2003.

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

      The East Hackberry field was discovered in 1926 by Gulf Oil Company (now Chevron Corporation) by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 1999 was 111 million barrels of oil with casinghead gas production being 60 billion cubic feet of gas. There have been a total of 170 wells drilled on Gulfport's portion of the field with 13 having current daily production; 6 produce intermittently; 71 wells are shut-in and 4 wells have been converted to salt water disposal wells. The remaining 76 wells have been plugged and abandoned.

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

     Activity  for  the  Quarter  Ended  June  30,  2003

     At East Hackberry, during the three months ended June 30, 2003 Gulfport worked over two wells at the State Lease 50 portion of East Hackberry and performed maintenance on the production facility at East Hackberry.

     Total net production per day for both Hackberry fields was 265 barrels of oil for the three-month period ended June 30, 2003.

     Future  Activity

     Gulfport has received regulatory approval and plans to drill a new salt-water disposal well on the M. P. Erwin portion of East Hackberry before the end of 2003. The added disposal capacity provided by the new well should allow the Company to perform six recompletions and three workovers at East Hackberry.

Castex  Back-In

     Gulfport sold its interest in the Bayou Penchant, Bayou Pigeon, Deer Island and Golden Meadow fields to Castex Energy 1996 Limited Partnership effective April 1, 1998 subject to a 25% reversionary interest in the partnership after Castex had received 100% of the initial investment. Castex informed Gulfport that the investment had paid out effective September 1, 2001. In lieu of a 25% interest in the partnership, Gulfport elected to take a proportionately reduced 25% working interest in the properties. During March 2002, the Company received approximately $220,000 from Castex which the Company believes consists of sales income for the period after payout net of operating expenses, although the Company has not received confirmation of such. As a result, this amount received has been included in the accompanying statement of income for the six months ended June 30, 2002 as "Other Income". The Company received an additional $66,000 from Castex in March of 2003, which is also included in the accompanying statement of income for the six months ended June 30, 2003 as "Other Income".

                              RESULTS OF OPERATIONS

Comparison  of  the  Three  Months  Ended  June  30,  2003  and  2002

     During the three months ended June 30, 2003, the Company reported net income available to common stockholders of $.34 million as compared to net income of $.13 million for the corresponding period in 2002. This slight increase is primarily due to the following factors:

     Oil and Gas Revenues. For the three months ended June 30, 2003, the Company reported oil and gas revenues of $4.4 million, an increase of $1.1 million from $3.3 million for the comparable period in 2002. This increase was due principally to a 27% increase in oil production from 122 MBbls to 155 MBbls for the three months ended June 30, 2002 and 2003, respectively. This increase in production was due to the new oil production generated from the Company's drilling program initiated during the fourth quarter of 2002 and first quarter of 2003. In addition, a 7% increase in oil prices during the three months ended June 30, 2003 to $27.45 per barrel from $25.67 per barrel for the same period in 2002 also contributed to increase in oil and gas revenues.

     The following table summarizes the Company's oil and gas production and related pricing for the six months ended June 30, 2003 and 2002:

                                                Three  Months  Ended  June  30,
                                                       2003        2002
                                                       ----        ----
      Oil  production  volumes  (Mbbls)                 155         122
      Gas  production  volumes  (Mmcf)                   41          28
      Average  oil  price  (per  Bbl)                $27.45      $25.67
      Average  gas  price  (per  Mcf)                $ 3.48      $ 4.48

     Operating Expenses. Lease operating expenses increased to $1.56 million for the three months ended June 30, 2003 as compared to $1.14 million for the same period in 2002. This increase was a result of non-capitalized LOE workovers performed during the period.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $.32 million from $.80 million for the three months ended June 30, 2002 to $1.1 million for the comparable period in 2003. This increase was attributable primarily to an increase in production to 162 MBOE's for the three months ended June 30, 2003 as compared to 127 MBOE's for the same period in 2002.

     General and Administrative Expenses. General and administrative expenses decreased $.08 million from $.47 million for the three months ended June 30, 2002 to $.39 million for the comparable period in 2003. This decrease is due mainly to a reduction of legal expenses. During the three months ended June 30, 2002, Gulfport incurred approximately $.07 million of legal expenses related to the Preferred Stock Offering. During the same period in 2003, there were no similar expenses. In addition, there were decreases in Gulfport's business insurance expenses during the three months ended June 30, 2003 due to a change in accounting accrual treatment.

     Interest Expense. Interest expense decreased for the three months ended June 30, 2002 from $13,000 to $5,000 for the comparable period in 2003.

     Income Taxes. As of December 31, 2002, the Company had a net operating loss carryforward of approximately $91 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $49 million, which was fully reserved by a valuation allowance at that date.
Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $.28 million was provided for the three-month period ended June 30, 2003, which was fully offset by an equal income tax benefit due to operating loss carryforwards.

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

Comparison  of  the  Six  Months  Ended  June  30,  2003  and  2002

     During the six months ended June 30, 2003, the Company reported net income available to common stockholders of $1.2 million as compared to net income of $.14 for the corresponding period in 2002. This increase is primarily due to the following factors:

     Oil and Gas Revenues. For the six months ended June 30, 2003, the Company reported oil and gas revenues of $8.6 million, an increase of $2.8 million from $5.8 million for the comparable period in 2002. This increase was due principally to a 21% increase in oil production from 244 MBbls to 297 MBbls for the six months ended June 30, 2002 and 2003, respectively. This increase in production was due to the new oil production generated from the Company's drilling program initiated during the fourth quarter of 2002 and second quarter of 2003. In addition, a 23% increase in oil prices during the six months ended June 30, 2003 to $28.15 per barrel from $22.90 per barrel for the same period in 2002 also contributed to increase in oil and gas revenues.

     The following table summarizes the Company's oil and gas production and related pricing for the six months ended June 30, 2003 and 2002:

                                                Six  Months  Ended  June  30,
                                                       2003        2002
                                                       ----        ----
      Oil  production  volumes  (Mbbls)                 297         244
      Gas  production  volumes  (Mmcf)                   67          57
      Average  oil  price  (per  Bbl)                $28.15      $22.90
      Average  gas  price  (per  Mcf)                 $3.77      $ 3.31

     Operating Expenses. Lease operating expenses increased to $2.8 million for the six months ended June 30, 2003 as compared to $2.4 million for the same period in 2002. This increase was a result of non-capitalized LOE workovers performed during the period.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased from $1.6 million for the six months ended June 30, 2002 to $2.1 million for the comparable period in 2003. This increase was attributable primarily to an increase in production to 308 MBOE's for the six months ended June 30, 2003 as compared to 254 MBOE's for the same period in 2002.

     General and Administrative Expenses. General and administrative expenses increased from $.83 million for the six months ended June 30, 2002 to $.96 million for the comparable period in 2003. This increase is due mainly to an increase in franchise tax expenses during the six months ended June 30, 2003. In addition, there were slight increases in salaries and benefits as a result of the several staff additions.

     Interest Expense. Interest expense decreased 92% from $.1 million for the six months ended June 30, 2002 to $.008 million for the comparable period in 2003. This decrease was primarily due to a reduction in average debt outstanding. See Note 9 to Financial Statements.

     Income Taxes. As of December 31, 2002, the Company had a net operating loss carryforward of approximately $91 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $49 million, which was fully reserved by a valuation allowance at that date.
Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $.65 million was provided for the six-month period ended June 30, 2003, which was fully offset by an equal income tax benefit due to operating loss carryforwards.

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

Capital  Expenditures,  Capital  Resources  and  Liquidity

      Net cash flow provided by operating activities for the six-month period ended June 30, 2003 increased to $9.1 million, as compared to net cash flow provided of $3.0 million for the comparable period in 2002. This increase was due in part to an increase in the Company's net income to $1.9 million as a result of an increase in oil and gas sales. In addition, the Company's total accounts receivable decreased $2.3 million, primarily due to the receipt of the insurance settlement related to the hurricane in October 2002. Also, accounts payable increased by $2.8 million as a result of the increased activity from the Company's drilling programs initiated in December 2002 and April 2003.

     Net cash used in investing activities during the six months ended June 30, 2003 was $8.6 million as compared to $4.8 million used during the same period of 2002. Mainly as a result of the Company's drilling programs initiated in December 2002 and April 2003, the Company spent $7.8 million in additions to oil and gas properties. Of this amount, the Company spent $5.9 million on drilling activity and $1.9 million on workover and recompletion activities. In addition, another $.6 million was spent on the clean up and repair of hurricane damage.

      Net cash used in financing activities for the six months ended June 30, 2003 was $11,000 as compared to net cash provided of $5.4 million during the same period of 2002. The decrease is primarily a result of the proceeds raised in conjunction with the Company's Private Placement Offering in March 2002.

     Capital Expenditures. During the six months ended June 30, 2003, Gulfport invested $7.8 million in oil and gas properties and other property and equipment as compared to $4.7 million invested during the comparable period in 2002. Of this amount, the Company spent $5.9 million on drilling activity, $1.9 million on workover and recompletions activities. In addition, another $.6 million was spent on the clean up and repair of hurricane damage.

     During  the  six  month  period  ended June 30, 2003, Gulfport financed its
capital  expenditures  payment   requirements  with   cash  flows   provided  by
operations.

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

     On June 20, 2002, the Company entered into a new revolving line of credit with BOK. Under the terms of the new agreement, the Company was extended a commitment to borrow up to $2,300,000. Amounts borrowed under the line bear interest at Chase Manhattan Prime plus one percent, with payments of interest on outstanding balances due monthly beginning August 1, 2002. Any principal amounts borrowed under the line were due on July 1, 2003. On July 1, 2003, the maturity date was extended to July 1, 2004. There was no outstanding balance under this credit facility at June 30, 2003.

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

Texaco retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's obligations to Texaco have been fulfilled. As of June 30, 2003, the plugging and abandonment trust totaled $2,633,000. These funds are invested in a U.S. Treasury Money Market.

     During 2002, Gulfport began to fulfill its yearly plugging commitment of 20 wells at WCBB for the twelve-month period ending March 31, 2003. As of the date of this filing, the pluggings have been completed.

     In addition, the Company has letters of credit totaling $200,000 secured by certificates of deposit being held for plugging costs in the East Hackberry field. Once specific wells are plugged and abandoned the $200,000 will be returned to the Company.

ACCOUNTING  AND  REPORTING  CHANGES

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effects of adopting SFAS No. 150 as it relates to the Private Placement Offering the Company completed during March 2002.


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

                                       GULFPORT  ENERGY  CORPORATION

Date:  August  14,  2003


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

Date:     August  14,  2003                    /s/  Mike  Liddell
                                               ---------------------------------
                                               Mike  Liddell
                                               Chief  Executive  Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Mike Liddell, Chief Executive Officer of Gulfport Energy Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section  1350,  that,  to  the  best  of  my  knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78M or 78o(d); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:     August  14, 2003                   /s/ Mike Liddell
                                              ----------------------------------
                                              Mike  Liddell
                                              Chief  Executive  Officer

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

Date:     August  14,  2003                /s/  Mike Moore
                                           -------------------------------------
                                           Mike  Moore
                                           Chief  Financial  Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Michael G. Moore, Chief Financial Officer of Gulfport Energy Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section  1350,  that,  to  the  best  of  my  knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78M or 78o(d); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:     August  14,  2003               /s/ Mike Moore
                                           -------------------------------------
                                           Mike  Moore
                                           Chief  Financial  Officer