Form 10QSB
period 2003-09-30
GULFPORT ENERGY CORP
filed 2003-11-14
CIK 874499

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                        Commission File Number 000-19514


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

                          GULFPORT ENERGY CORPORATION

                                TABLE OF CONTENTS

                          FORM 10-QSB QUARTERLY REPORT


PART  I     FINANCIAL  INFORMATION

  Item  1  Financial  Statements

     Balance  Sheet  at  September  30,  2003  (unaudited)                    4

     Statements  of  Operations  for  the  Three  and  Nine
       Month Periods Ended September 30, 2003 and 2002 (unaudited)            5

     Statements  of  Common  Stockholders'  Equity  for
       the Nine Months Ended September 30, 2003 and 2002 (unaudited)          6

     Statements  of  Cash  Flows  for  the  Nine  Months  Ended
        September  30,  2003  and  2002  (unaudited)                          7

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

                          GULFPORT ENERGY CORPORATION




                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                          September 30, 2003 and 2002







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

                          GULFPORT ENERGY CORPORATION
                                  BALANCE SHEET

                                                                  September 30,
                                                                       2003
                                                                  --------------
                                                                   (Unaudited)

                                     Assets

Current  assets:
  Cash  and  cash  equivalents                                    $   1,496,000
  Accounts  receivable,  net  of  allowance  for  doubtful            1,645,000
    accounts  of  $239,000
  Accounts  receivable  -  related  party                               291,000
  Prepaid  expenses  and  other  current  assets                        114,000
                                                                  -------------
      Total  current  assets                                          3,546,000
                                                                  -------------

Property  and  equipment:
  Oil  and  natural  gas  properties                                127,092,000
  Other  property  and  equipment                                     1,896,000
  Accumulated  depletion,  depreciation,  amortization              (75,970,000)
                                                                  -------------
      Property  and  equipment,  net                                 53,018,000
                                                                  -------------

Other  assets                                                         3,002,000
                                                                   ------------

      Total  assets                                               $  59,566,000
                                                                  =============


                      Liabilities and Stockholders' Equity

Current  liabilities:
  Accounts  payable  and  accrued  liabilities                    $   3,943,000
  Accrued  payable  -  royalty  audit                                   386,000
  Asset  retirement  obligation  -  current                             480,000
  Current  maturities  of  long-term  debt                            1,623,000
                                                                  -------------
      Total  current  liabilities                                     6,432,000
                                                                  -------------

Asset  retirement  obligation  -  long-term                           7,186,000
Redeemable  12%  cumulative  preferred  stock,  Series  A,
  $.01 par  value,  with  a  redemption  and  liquidation
  value  of $1,000  per  share;  15,000  authorized,
  11,625  issued  and outstanding  at  September 30, 2003            11,625,000
                                                                  -------------

      Total  liabilities                                             25,243,000
                                                                  -------------

Commitments  and  contingencies

Preferred  stock,  $.01  par  value;  4,985,000  authorized
  at  September  30,  2003,  none  issued                                     -

Common  stockholders'  equity:
  Common  stock  -  $.01  par  value,  20,000,000  authorized,
    10,146,566 issued  and  outstanding at September 30, 2003           101,000
  Paid-in  capital                                                   84,192,000
  Accumulated  deficit                                              (49,970,000)
                                                                  -------------

      Total  stockholders'  equity                                   34,323,000
                                                                  -------------

        Total  liabilities  and  stockholders'  equity            $  59,566,000
                                                                  =============

                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      Three Months Ended            Nine Months Ended
                                         September 30,                September 30,
                                   -----------------------------------------------------
                                       2003         2002            2003         2002
                                   -----------  -----------     -----------  -----------
Revenues:
  Gas  sales                       $    99,000  $     92,000    $   351,000  $   280,000
  Oil  and  condensate  sales        3,856,000     3,655,000     12,112,000    9,253,000
  Other income                          45,000         2,000        156,000      236,000
                                   -----------  ------------    -----------  -----------
                                     4,000,000     3,749,000     12,619,000    9,769,000
                                   -----------  ------------    -----------  -----------

Costs  and  expenses:
  Operating  expenses                1,581,000     1,240,000      4,395,000    3,630,000
  Production  taxes                    560,000       414,000      1,515,000    1,061,000
  Depreciation,  depletion,
    and  amortization                1,057,000       871,000      3,184,000    2,459,000
  General  and  administrative         385,000       428,000      1,346,000    1,255,000
                                   -----------  ------------    -----------  -----------

                                     3,583,000     2,953,000     10,440,000    8,405,000
                                   -----------  ------------    -----------  -----------

INCOME  FROM  OPERATIONS:              417,000       796,000      2,179,000    1,364,000
                                   -----------  ------------    -----------  -----------

OTHER  (INCOME)  EXPENSE:
  Accretion  expense                    75,000             -        223,000            -
  Interest  expense                     20,000         3,000         29,000      109,000
  Interest expense - preferred
    stock                              429,000             -         429,000            -
  Interest  income                      (9,000)      (16,000)       (26,000)     (48,000)
                                   -----------  ------------    -----------  -----------
                                       515,000       (13,000)       655,000       61,000
                                   -----------  ------------    -----------  -----------

INCOME (LOSS) BEFORE INCOME TAXES      (98,000)      809,000      1,524,000    1,303,000

INCOME  TAX  EXPENSE  (BENEFIT):
  Current                                    -       324,000        610,000      521,000
  Deferred                                   -      (324,000)      (610,000)    (521,000)
                                   -----------  ------------    -----------  -----------
                                             -             -              -            -
                                   -----------  ------------    -----------  -----------

NET INCOME (LOSS) BEFORE EFFECT OF
  CHANGE IN ACCOUNTING  PRINCIPLE  $   (98,000) $    809,000    $ 1,524,000  $ 1,303,000

Cumulative  effect of change in
  accounting  principle                      -             -        270,000            -
                                   -----------  ------------    -----------  -----------

NET  INCOME (LOSS)                     (98,000)      809,000      1,794,000    1,303,000


Less:  Preferred stock dividends             -      (356,000)      (838,000)    (709,000)
                                   -----------  ------------    -----------  -----------

NET INCOME (LOSS) AVAILABLE  TO
  COMMON  STOCKHOLDERS             $   (98,000)  $   453,000    $   956,000   $  594,000
                                   ===========   ===========    ===========   ==========

NET INCOME (LOSS) PER COMMON
  SHARE  -   BASIC:
Per common share before effect of
  change in accounting principle   $     (0.01)  $      0.04    $      0.07   $     0.06

Effect per common share of
  change in accounting principle             -             -           0.02            -
                                   -----------  ------------    -----------  -----------

                                   $     (0.01) $       0.04    $      0.09  $      0.06
                                   ===========  ============    ===========  ===========

NET INCOME (LOSS) PER COMMON
  SHARE -   DILUTED:
Per common share before effect of
  change in accounting principle   $     (0.01) $       0.04    $      0.07  $      0.06

Effect per common share of change
  in accounting  principle                   -             -           0.02            -
                                   -----------  ------------    -----------  -----------

                                   $     (0.01) $       0.04    $      0.09  $      0.06
                                   ===========  ============    ===========  ===========

                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                    Statements of Common Stockholders' Equity
                                  (Unaudited)

                                                        Additional
                                      Common Stock        Paid-in     Accumulated
                                  --------------------
                                    Shares     Amount     Capital       Deficit
                                  ----------  --------  -----------  -------------
Balance at December 31, 2001      10,146,566  $101,000  $84,192,000  $(50,301,000)

  Net  income                              -         -            -     1,303,000

  Preferred  stock  dividends              -         -            -      (709,000)
                                  ----------  --------  -----------  ------------

Balance at September 30, 2002     10,146,566  $101,000  $84,192,000  $(49,707,000)
                                  ==========  ========  ===========  ============

Balance at December 31, 2002      10,146,566  $101,000  $84,192,000  $(50,926,000)

  Net  income                              -         -            -     1,794,000

  Preferred  stock  dividends              -         -            -      (838,000)
                                  ----------  --------  -----------   -----------

Balance at September 30, 2003     10,146,566  $101,000  $84,192,000  $(49,970,000)
                                  ==========  ========  ===========   ============


                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)

                                                          For the Nine Months
                                                          Ended September 30,
                                                     --------------------------
                                                          2003          2002
                                                     ------------  ------------
Cash  flows  from  operating  activities:
  Net  income                                        $  1,794,000  $  1,303,000
  Adjustments  to  reconcile  net  income  to
    net  cash provided by operating activities:
    Cumulative effect of change in
      accounting principle                               (270,000)            -
    Accretion  of  discount                               223,000             -
    Interest  expense  -  preferred  stock                429,000             -
    Depletion,  depreciation and amortization           3,178,000     2,446,000
    Amortization  of  debt  issuance  costs                 6,000        13,000
  Changes in operating  assets  and  liabilities:
    Decrease in insurance settlement receivable         2,510,000             -
    Decrease in accounts receivable                       188,000       507,000
    (Increase) in accounts receivable -
      related party                                      (233,000)       65,000
    Decrease  in  prepaid  expenses                        91,000        36,000
    Increase  in  accounts  payable
      and  accrued  liabilities                         1,143,000     1,545,000
                                                     ------------  ------------
Net cash provided by operating activities               9,059,000     5,915,000
                                                     ------------  ------------

Cash  flows  from  investing  activities:
  (Additions) to cash held in escrow                     (177,000)     (180,000)
  (Additions) to other property, plant and equipment      (24,000)       (9,000)
  (Additions)  to  oil  and  gas  properties           (9,252,000)   (7,545,000)
  Expenditures  related  to  oil  and  gas
    properties  due  to  hurricane                       (702,000)            -
                                                     ------------  ------------
Net  cash  used in investing activities               (10,155,000)   (7,734,000)
                                                     ------------  ------------

Cash  flows  from  financing  activities:
  Borrowings  on  note  payable                         1,500,000             -
  Principal  payments  on borrowings                      (17,000)   (1,122,000)
  Proceeds  from  issuance  of  preferred
    stock                                                       -     6,029,000
                                                     ------------  ------------
Net cash provided by financing activities               1,483,000     4,907,000
                                                     ------------  ------------

Net increase in cash and cash equivalents                 387,000     3,088,000

Cash and cash equivalents at beginning of period        1,109,000     1,077,000
                                                     ------------  ------------

Cash and cash equivalents at end of period           $  1,496,000  $  4,165,000
                                                     ============  ============

Supplemental disclosure of cash flow information:
  Interest  payments                                 $     29,000  $     31,000
                                                     ============  ============

Supplemental disclosure of non-cash transactions:
  Repayment  of  note  payable  to  related  party
    through issuance of Series  A  Preferred  Stock  $          -  $  3,000,000
                                                     ============  ============

  Repayment  of  accrued  interest  due  on  note
    payable to  related  party  through  issuance
    of  Series  A
    Preferred  Stock                                 $          -  $    263,000
                                                     ============  ============

  Payment of Series A Preferred Stock dividends
    through issuance of Series A Preferred Stock     $    838,000  $    709,000
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

1.   ACCOUNTS  RECEIVABLE  -  RELATED  PARTY

     Included in the accompanying September 30, 2003 balance sheet are amounts receivable from entities that have similar controlling interests as those controlling the Company. These receivables represent amounts billed by the Company for general and administrative functions performed by Gulfport's personnel on behalf of the related party companies during 2002 and 2003. Gulfport has reduced its corresponding expenses for the three and nine month periods ended September 30, 2003 by $181,000 and $399,000, respectively, billed to the companies for performance of these services.

2.   PROPERTY  AND  EQUIPMENT

     The major categories of property and equipment and related accumulated depreciation, depletion and amortization are as follows at September 30, 2003:

                                                       September 30, 2003
                                                       ------------------
          Oil  and  gas  properties                     $    127,092,000
          Office  furniture  and  fixtures                     1,419,000
          Building                                               217,000
          Land                                                   260,000
                                                        ----------------
          Total  property  and  equipment                    128,988,000

          Accumulated  depreciation,  depletion,
            amortization  and  impairment  reserve           (75,970,000)
                                                        ----------------

          Property  and  equipment,  net                $     53,018,000
                                                        ================

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


3.   OTHER  ASSETS

     Other  assets  consist  of  the  following  at  September  30,  2003:

                                                      September 30, 2003
                                                      ------------------
          Plugging and abandonment escrow account
            on  the  WCBB  properties  (Note  8)       $      2,691,000
          CD's  securing  letter  of  credit                    200,000
          Deposits                                              111,000
                                                       ----------------
                                                       $      3,002,000
                                                       ================

4.   LONG-TERM  DEBT

A  break  down  of  long-term  debt  is  as  follows  at  September  30,  2003:

                                                      September 30, 2003
                                                      ------------------
          Building  loan                               $        123,000

          Less - current maturities of long term debt           123,000
                                                       ----------------

          Debt  reflected  as  long  term              $              -
                                                       ================

     The building loan of $123,000 relates to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company's Louisiana headquarters. The building is 12,480 square feet with approximately 6,180 square feet of finished office area and 6,300 square feet of warehouse space. This building allows the Company to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

5.   REVOLVING  LINE  OF  CREDIT

     The Company maintains a line of credit with Bank of Oklahoma, under which the Company may borrow up to $2,300,000. Amounts borrowed under the line bear interest at Chase Manhattan Prime plus 1%, with payments of interest on outstanding balances due monthly. Any principal amounts borrowed under the line will be due on July 1, 2004. As of September 30, 2003, $1,500,000 had been borrowed under this line.

6.   CASTEX  BACK-IN

     Gulfport sold its interest in the Bayou Penchant, Bayou Pigeon, Deer Island and Golden Meadow fields to Castex Energy 1996 Limited Partnership effective April 1, 1998 subject to a 25% reversionary interest in the partnership after Castex had received 100% of the initial investment. Castex informed Gulfport

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


that the investment had paid out effective September 1, 2001. In lieu of a 25% interest in the partnership, Gulfport elected to take a proportionately reduced 25% working interest in the properties. During March 2002, the Company received approximately $220,000 from Castex which the Company believes consists of sales income for the period after payout net of operating expenses, although the Company has not received confirmation of such. As a result, this amount received has been included in the accompanying statement of income for the nine months ended September 30, 2002 as "Other Income". The Company received an additional $66,000 from Castex in March of 2003, which is also included in the accompanying statement of income for the nine months ended September 30, 2003 as "Other Income".

7.   EARNINGS  PER  SHARE

     A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the table below:

                                          For the Three Months Ended September 30,
                               ------------------------------------------------------------
                                            2003                            2002
                               ----------------------------   -----------------------------
                                                      Per                             Per
                                Income     Shares    Share      Income     Shares    Share
                               --------  ----------  ------   ----------  ---------  ------
Basic:
  Income (loss) before effect
    of change in accounting
    principle                  $(98,000)                      $  809,000
  Less:  preferred stock
    dividends                         -                         (356,000)
                               --------                       ----------
                                (98,000) 10,146,566   $(0.01)    453,000  10,146,566  $0.04

  Effect of change in
    accounting principle              -  10,146,566        -           -  10,146,566      -
                               --------               ------  ----------              -----

                               $(98,000) 10,146,566   $(0.01) $  453,000  10,146,566  $0.04
                               ========               ======                          =====

Effect of dilutive securities:
  Stock options                             205,101                          232,904
                                         ----------                       ----------

Diluted:
  Income (loss) before effect
    of change in accounting
    principle                  $(98,000)                      $  809,000
  Less:  preferred stock
    dividends                         -                         (356,000)
                               --------                       ----------
                                (98,000) 10,351,667   $(0.01)    453,000  10,379,470  $0.04

  Effect of change in
    accounting principle              -  10,351,667        -           -  10,379,470      -
                               --------               ------  ----------              -----

                               $(98,000)              $(0.01) $  453,000              $0.04
                               ========               ======  ==========              =====

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


                                            For the Nine Months Ended September 30,
                               --------------------------------------------------------------
                                             2003                            2002
                               ------------------------------   -----------------------------
                                                      Per                             Per
                                Income       Shares    Share      Income     Shares    Share
                               --------    ----------  ------   ----------  ---------  ------
Basic:
  Income before effect of
    change in accounting
    principle                  $1,524,000                       $1,303,000
  Less:  preferred stock
    dividends                    (838,000)                        (709,000)
                               ----------                       ----------
                                  686,000  10,146,566   $0.07      594,000  10,146,566  $0.06

  Effect of change in
    accounting principle          270,000  10,146,566    0.02            -  10,146,566      -
                               ----------               -----   ----------              -----

                               $  956,000               $0.09   $  594,000              $0.06
                               ==========               =====   ==========              =====

Effect of dilutive securities:
  Stock options                               174,431                          281,726
                                           ----------                       ----------

Diluted:
  Income before effect of
    change in accounting
    principle                  $1,524,000                       $1,303,000
  Less:  preferred stock
    dividends                    (838,000)                        (709,000)
                               ----------                       ----------
                                  686,000  10,320,997   $0.07      594,000  10,428,292  $0.06

  Effect of change in
    accounting principle          270,000  10,320,997    0.02            -  10,428,292      -
                               ----------               -----   ----------              -----

                               $  956,000               $0.09   $  594,000              $0.06
                               ==========               =====   ==========              =====



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


8.   COMMITMENTS

     Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company agreed to contribute approximately $18,000 per month through March, 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties until abandonment obligations to Texaco have been fulfilled. As of

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


September 30, 2003, the plugging and abandonment trust totaled $2,691,000 including interest received during 2003 of approximately $11,000.

     Gulfport fulfilled its yearly plugging commitment of 20 wells at WCBB for the twelve-month period ending March 31, 2003 during the year ended December 31, 2002.

     Office  Lease

     The Company leases 12,035 square feet of office space in Oklahoma City. This lease commenced in November of 2002 and has a 60 month term. Payments due under the lease during its term are as follows:

                        For the period ended September 30,
                        ----------------------------------
                            2004      $        217,000
                            2005               217,000
                            2006               217,000
                            2007               216,000
                            2008                18,000
                                      ----------------
                                      $        885,000
                                      ================


9.   PRIVATE  PLACEMENT  OFFERING

     In March 2002, the Company commenced a Private Placement Offering of $10 million dollars consisting of 10,000 Units. Each Unit consists of (i) one (1) share of Cumulative Preferred Stock, Series A, of the Company (Preferred) and
(ii) a warrant to purchase up to 250 shares of common stock, par value $0.01 per share. Dividends accrue on the Preferred prior to the Mandatory Redemption Date (as defined below) at the rate of 12% per annum payable quarterly in cash or, at the option of the Company for a period not to exceed two (2) years from the Closing Date, payable in whole or in part in additional shares of the Preferred based on the Liquidation Preference (as defined below) of the Preferred at the rate of 15% per annum. No other dividends shall be declared or shall accrue on the Preferred. To the extent funds are legally available, the Company is obligated to declare and pay the dividends on the Preferred. The Warrants have a term of ten (10) years and an exercise price of $4.00. The Company is required to redeem the Preferred on the fifth anniversary of the first issuance and the Company may at its sole option, choose to redeem the Preferred at any time before the expiration of the five years. Because of the mandatorily redeemable nature of the Preferred, it is presented as part of total liabilities in the accompanying balance sheet.

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

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


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

10.  DIVIDENDS  ON  SERIES  A  PREFERRED  STOCK

     As discussed in Note 9, the Company may, at its option, accrue additional shares of Preferred for the payment of dividends at a rate of 15% per annum rather than accrue cash dividends at a rate of 12% per annum during the initial two years following the closing date of its Offering. The Company has chosen to do such for the nine-month period ended September 30, 2003 and has therefore issued additional shares totaling $1,267,000 at September 30, 2003 related to the Preferred Stock Series A shares issued and outstanding during that time period. These dividends were calculated based upon the Preferred's $1,000 per share redemptive value and are reflected as "Series A preferred stock" in the accompanying balance sheet. As a result of the adoption of FAS 150, the dividends issued as additional shares for the three-month period ended September 30, 2003, are shown as interest expense in the accompanying statement of operations.

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

     The asset retirement obligation recognized by the Company at September 30, 2003, relates to the estimated costs to dismantle and abandon its investment in producing oil and gas properties and the related facilities. Of the total asset retirement liability, $480,000 that has been classified as short-term is the estimated portion of the total liability to be settled during the next year as

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


the Company meets its plugging and abandonment requirements as discussed in Note 8.

     The pro forma asset retirement obligations as of January 1, 2002, March 31, 2002, June 30, 2002, and September 30, 2002, were $7.05 million, $7.13 million, $7.21 million, and $7.29 million respectively. Pro forma net income for the period September 30, 2002, assuming SFAS No. 143 had been applied retroactively, is shown in the following table:

                                                   Three Months Ended   Nine Months Ended
                                                              September 30, 2002
                                                   --------------------------------------
Net income available to common stockholders -
     As  reported                                  $     453,000        $     594,000
     Pro  forma                                          374,000              959,000

Net  income  per  common  share  -
     As reported, basic                            $        0.04        $        0.06
     Pro  forma,  basic                                     0.04                 0.09
     As  reported,  diluted                                 0.04                 0.06
     Pro forma, diluted                                     0.04                 0.09


     SFAS  No.  150

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company recorded a liability related to the Series A Preferred Stock of $11,625,000. Previously, the Series A Preferred Stock had been classified on the balance sheet between total liabilities and equity. This amount represents the 11,625 preferred shares issued and outstanding as of September 30, 2003, at the redemption and liquidation value of $1,000 per share. In the opinion of management, the $1,000 per share redemption and liquidation value approximates fair value. The shares are mandatorily redeemable on the fifth anniversary of the first issuance of Series A Preferred Stock.

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

     The following discussion is intended to assist in an understanding of the Company's financial position as of September 30, 2003 and its results of operations for the nine-month periods ended September 30, 2003 and 2002. The Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 2002 annual report on Form 10-KSB.

Overview

     Gulfport is an independent oil and gas exploration and production company with properties located in the Louisiana Gulf Coast. Gulfport has a market enterprise value (the Company's diluted shares multiplied by the trading price plus long-term debt less cash and short-term investments on a given day) of approximately $45.2 million dollars on November 6, 2003 and generated EBITDA (earnings before interest, taxes and depletion, depreciation and amortization) of $5.4 million and $3.9 million dollars for the nine months ended September 30, 2003 and 2002, respectively.

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

     As of September 30, 2003, there have been 880 wells drilled at WCBB, and of these 45 are currently producing, 292 are shut-in and 5 are utilized as salt water disposal wells. The balance of the wells (or 538) have been plugged and abandoned.

     Activity  for  the  Quarter  Ended  September  30,  2003

     Through the month ended September 30, 2003, Gulfport recompleted two wells at West Cote Blanche Bay Field that yielded initial total gross production of 41 barrels of oil per day.

     During September 2003, Gulfport's net daily production in this field averaged 1,426 barrels of oil.

     Future  Activity

     In July 2003, Gulfport was notified by a subsidiary of Shell Western Exploration and Production, Inc. ("Shell") that the Shell pipeline that transported the oil from the production facility at West Cote Blanche Bay to the purchaser was being deactivated. Currently, the Company is using a barge to transport the oil production to the purchaser. During the fourth quarter of 2003, Gulfport will install a 23,000 barrel oil storage barge.

     Gulfport has received regulatory approval to drill seven new wells at West Cote Blanche Bay and anticipates commencing drilling activity during the fourth quarter of 2003. These wells will have total depths ranging from 2,500' to 6,300'. The Company also plans on performing several recompletions and workovers during the fourth quarter of 2003 or the first quarter of 2004 at West Cote Blanche Bay. Gulfport has recently received regulatory approval to convert an existing inactive well to a salt-water disposal well and plans to commence the work before the end of 2003. In November 2003, Gulfport installed a vapor recovery unit, which reduces emissions from the production facility and provided a slight increase in gas production.

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

      The East Hackberry field was discovered in 1926 by Gulf Oil Company (now Chevron Corporation) by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 1999 was 111 million barrels of oil with casinghead gas production being 60 billion cubic feet of gas. There have been a total of 170 wells drilled on Gulfport's portion of the field with 14 having current daily production; five produce intermittently; 71 wells are shut-in and four wells have been converted to salt water disposal wells. The remaining 76 wells have been plugged and abandoned.

     At West Hackberry, the first discovery well was drilled in 1938 and was developed by Superior Oil Company (now Exxon-Mobil Corporation) between 1938 and 1988. The estimated cumulative oil and condensate production through 2000 was 170 million barrels of oil with casinghead gas production of 120 billion cubic feet of gas. There have been 36 wells drilled to date on Gulfport's portion of West Hackberry and currently one is producing, 26 are shut-in and one well has been converted to a saltwater disposal well. The remaining eight wells have been plugged and abandoned.

     Activity  for  the  Quarter  Ended  September  30,  2003

     At East Hackberry, during the three months ended September 30, 2003, Gulfport worked over the existing saltwater disposal facilities at the Erwin portion of State Lease 50 and Erwin portions of East Hackberry and performed maintenance on the production facility at East Hackberry.

     Total net production per day for both Hackberry fields was 220 barrels of oil for the three-month period ended September 30, 2003.

     Future  Activity

     Gulfport has received regulatory approval and plans to drill a new salt-water disposal well on the M. P. Erwin portion of East Hackberry before the end of 2003. The added disposal capacity provided by the new well should allow the Company to perform six recompletions and three workovers at East Hackberry.

Castex  Back-In

     Gulfport sold its interest in the Bayou Penchant, Bayou Pigeon, Deer Island and Golden Meadow fields to Castex Energy 1996 Limited Partnership effective April 1, 1998 subject to a 25% reversionary interest in the partnership after Castex had received 100% of the initial investment. Castex informed Gulfport that the investment had paid out effective September 1, 2001. In lieu of a 25% interest in the partnership, Gulfport elected to take a proportionately reduced 25% working interest in the properties. During March 2002, the Company received approximately $220,000 from Castex which the Company believes consists of sales income for the period after payout net of operating expenses, although the Company has not received confirmation of such. As a result, this amount received has been included in the accompanying statement of income for the nine months ended September 30, 2003 as "Other Income". The Company received an additional $66,000 from Castex in March of 2003, which is also included in the accompanying statement of operations for the nine months ended September 30, 2003 as "Other Income".

                              RESULTS OF OPERATIONS

Comparison  of  the  Three  Months  Ended  September  30,  2003  and  2002

     During the three months ended September 30, 2003, the Company reported a net loss available to common stockholders of $.098 million as compared to net income of $.45 million for the corresponding period in 2002. This decrease is primarily due to the following factors:

     Oil and Gas Revenues. For the three months ended September 30, 2003, the Company reported oil and gas revenues of $4.0 million, an increase of $0.3 million from $3.7 million for the comparable period in 2002. This increase was due principally to a 9% increase in oil production from 137 MBbls to 150 MBbls for the three months ended September 30, 2002 and 2003, respectively. This increase in production was due to the new oil production generated from the Company's drilling program initiated during the fourth quarter of 2002 and first quarter of 2003. This was slightly offset by a 4% decline in the net price per BOE the Company received during 2003 as compared to the same period in 2002.

     The following table summarizes the Company's oil and gas production and related pricing for the three months ended September 30, 2003 and 2002:

                                             Three  Months  Ended  September 30,
                                                        003        2002
                                                       ----        ----
      Oil  production  volumes  (Mbbls)                 150         137
      Gas  production  volumes  (Mmcf)                   31          25
      Average  oil  price  (per  Bbl)                $25.79      $26.70
      Average  gas  price  (per  Mcf)                $ 3.18      $ 3.71

     Operating Expenses. Lease operating expenses increased to $1.58 million for the three months ended September 30, 2003 as compared to $1.24 million for the same period in 2002. This increase was a result of non-capitalized LOE workovers performed during the period.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $.19 million from $.87 million for the three months ended September 30, 2002 to $1.06 million for the comparable period in 2003. This increase was attributable primarily to an increase in production to 155 MBOE's for the three months ended September 30, 2003 as compared to 141 MBOE's for the same period in 2002. In addition, as a result of the adoption of SFAS 143 "Accounting for Asset Retirement Obligations," the amount to amortize increased by $7.5 million which resulted in additional depletion, depreciation and amortization. (See Note 11.)

     General and Administrative Expenses. General and administrative expenses decreased $.04 million from $.43 million for the three months ended September 30, 2002 to $.39 million for the comparable period in 2003. This decrease is due mainly to an increase in administrative services reimbursement due to additional oversight of related party companies.

     Interest Expense. Interest expense increased for the three months ended September 30, 2002 from $3,000 to $449,000 for the comparable period in 2003. This increase was primarily attributable to the adoption of SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." Previously, the preferred stock offering of March 2002 was classified as a balance sheet item between debt and equity. Under SFAS 150, this amount is now recorded as debt and the dividends payable under this offering are classified as interest expense. For the three months ended September 30, 2003, $429,000 was recorded as interest expense related to this offering. (See Note
9).

     Income Taxes. As of December 31, 2002, the Company had a net operating loss carryforward of approximately $91 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $49 million, which was fully reserved by a valuation allowance at that date.
Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. No current tax provision was provided for the three-month period ended September 30, 2003, due to a net loss of $98,000 for the period.

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

Comparison  of  the  Nine  Months  Ended  September  30,  2003  and  2002

     During the nine months ended September 30, 2003, the Company reported net income available to common stockholders of $.96 million as compared to net income of $.59 for the corresponding period in 2002. This increase is primarily due to the following factors:

     Oil and Gas Revenues. For the nine months ended September 30, 2003, the Company reported oil and gas revenues of $12.5 million, an increase of $3.0 million from $9.5 million for the comparable period in 2002. This increase was due principally to a 17% increase in oil production from 381 MBbls to 446 MBbls for the nine months ended September 30, 2002 and 2003, respectively. This increase in production was due to the new oil production generated from the Company's drilling program initiated during the fourth quarter of 2002 and second quarter of 2003. In addition, a 12% increase in oil prices during the nine months ended September 30, 2003 to $27.13 per barrel from $24.28 per barrel for the same period in 2002 also contributed to the increase in oil and gas revenues.

     The following table summarizes the Company's oil and gas production and related pricing for the nine months ended September 30, 2003 and 2002:

                                              Nine  Months  Ended  September 30,
                                                       2003        2002
                                                       ----        ----
      Oil  production  volumes  (Mbbls)                 446         381
      Gas  production  volumes  (Mmcf)                   98          84
      Average  oil  price  (per  Bbl)                $27.13      $24.28
      Average  gas  price  (per  Mcf)                $ 3.58      $ 3.35

     Operating Expenses. Lease operating expenses increased to $4.4 million for the nine months ended September 30, 2003 as compared to $3.6 million for the same period in 2002. This increase was a result of non-capitalized LOE workovers performed during the period.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased from $2.5 million for the nine months ended September 30, 2002 to $3.2 million for the comparable period in 2003. This increase was attributable primarily to an increase in production to 463 MBOE's for the nine months ended September 30, 2003 as compared to 395 MBOE's for the same period in 2002. In addition, as a result of the adoption of SFAS 143 "Accounting for Asset Retirement Obligations," the amount to amortize increased by $7.5 million which resulted in additional depletion, depreciation and amortization. (See
Note  11.)

     General and Administrative Expenses. General and administrative expenses increased slightly from $1.26 million for the nine months ended September 30, 2002 to $1.35 million for the comparable period in 2003. This increase is due mainly to an increase in franchise tax expenses accrued during the nine months ended September 30, 2003. In addition, there were slight increases in salaries and benefits as a result of several staff additions.

     Interest Expense. Interest expense increased from $.1 million for the nine months ended September 30, 2002 to $.46 million for the comparable period in 2003. This increase was primarily attributable to the adoption of SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Previously, the preferred stock offering of March 2002 was classified as a balance sheet item between debt and equity. Under SFAS 150, this amount is now recorded as debt and the dividends payable under this offering are classified as Interest Expense. For the nine months ended September 30, 2003, $429,000 was recorded as interest expense related to this offering. (See Note 9.) Slightly offsetting that, during the nine months ended September 30, 2003, there was a reduction in the average debt outstanding as compared to the same period in 2002.

     Income Taxes. As of December 31, 2002, the Company had a net operating loss carryforward of approximately $91 million, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $49 million, which was fully reserved by a valuation allowance at that date.
Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $.61 million was provided for the nine-month period ended September 30, 2003, which was fully offset by an equal income tax benefit due to operating loss carryforwards.

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

Capital  Expenditures,  Capital  Resources  and  Liquidity

      Net cash flow provided by operating activities for the nine-month period ended September 30, 2003 increased to $9.1 million, as compared to net cash flow provided of $5.9 million for the comparable period in 2002. This increase was due in part to an increase in the Company's net income to $1.8 million as a result of an increase in oil and gas sales. In addition, the Company's total accounts receivable decreased $2.5 million, primarily due to the receipt of the insurance settlement related to the hurricane in October 2002.

     Net cash used in investing activities during the nine months ended September 30, 2003 was $10.2 million as compared to $7.7 million used during the same period of 2002. Mainly as a result of the Company's drilling programs initiated in December 2002 and April 2003, the Company spent $9.3 million in additions to oil and gas properties. Of this amount, the Company spent $5.9 million on drilling activity and $3.0 million on other workover and recompletion activities. In addition, another $.7 million was spent on the clean up and repair of hurricane damage.

      Net  cash  provided  by  financing  activities  for  the nine months ended
September 30, 2003 was $1.5 million as compared to net cash provided of $4.9 million during the same period of 2002. The decrease is primarily a result of the proceeds raised in conjunction with the Company's Private Placement Offering in March 2002.

     Capital Expenditures. During the nine months ended September 30, 2003, Gulfport invested $9.3 million in oil and gas properties and other property and equipment as compared to $7.6 million invested during the comparable period in 2002. Of this amount, the Company spent $5.9 million on drilling activity and $3.0 million on workover and recompletions activities. In addition, another $.7 million was spent on the clean up and repair of hurricane damage.

     During the nine month period ended September 30, 2003, Gulfport financed its capital expenditures payment requirements with cash flows provided by operations as well as borrowings under its credit facility.

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

     On June 20, 2002, the Company entered into a new revolving line of credit with BOK. Under the terms of the new agreement, the Company was extended a commitment to borrow up to $2,300,000. Amounts borrowed under the line bear interest at Chase Manhattan Prime plus one percent, with payments of interest on outstanding balances due monthly beginning August 1, 2002. Any principal amounts borrowed under the line were due on July 1, 2003. On July 1, 2003, the maturity date was extended to July 1, 2004. There was an outstanding balance of $
1,500,000  under  this  credit  facility  at  September  30,  2003.

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

     The Company is also currently consulting with a financial advisor to determine how to take advantage of the current markets whether through internal value creation or a capital markets transaction. In September 2003, the Company engaged Petrie Parkman & Co., to assist Gulfport in marketing the West Cote Blanche Bay field. The Company cannot be sure however that this will be successful.

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

COMMITMENTS

Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company agreed to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Texaco retained a security interest in production from these properties and the plugging and abandonment trust until such time the Company's obligations to Texaco have been fulfilled. As of September 30, 2003, the plugging and abandonment trust totaled $2,691,000. These funds are invested in a U.S. Treasury Money Market.

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

ACCOUNTING  AND  REPORTING  CHANGES

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company recorded a liability related to the Series A Preferred Stock of $11,625,000. Previously, the Series A Preferred Stock had been classified on the balance sheet between total liabilities and equity. This amount represents the 11,625 preferred shares issued and outstanding as of September 30, 2003, at the redemption and liquidation value of $1,000 per share. In the opinion of management, the $1,000 per share redemption and liquidation value approximates fair value. The shares are mandatorily redeemable on the fifth anniversary of the first issuance of Series A Preferred Stock.



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

                                       GULFPORT  ENERGY  CORPORATION

Date:  November  14,  2003


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

Date:     November  14,  2003                 /s/  Mike  Liddell
                                              ----------------------------------
                                              Mike  Liddell
                                              Chief  Executive  Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Mike Liddell, Chief Executive Officer of Gulfport Energy Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section  1350,  that,  to  the  best  of  my  knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78M or 78o(d); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:     November  14,  2003                 /s/  Mike Liddell
                                               ---------------------------------
                                               Mike  Liddell
                                               Chief  Executive  Officer

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

Date:     November  14, 2003                  /s/ Mike Moore
                                              ----------------------------------
                                              Mike  Moore
                                              Chief  Financial  Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Michael G. Moore, Chief Financial Officer of Gulfport Energy Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section  1350,  that,  to  the  best  of  my  knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78M or 78o(d); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:     November 14, 2003                  /s/ Mike Moore
                                              ----------------------------------
                                              Mike  Moore
                                              Chief  Financial  Officer