Form 10KSB
period 2003-12-31
GULFPORT ENERGY CORP
filed 2004-04-14
CIK 874499

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

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                        Commission File Number 000-19514


                          Gulfport Energy Corporation
              -----------------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                            73-1521290
------------------------------------                      ----------------------
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

     Indicate  by  a  check  mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  issuer's  revenues  for  its  most  recent  fiscal year: $15,947,000

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $8,690,847 (based upon minority owned shares of 3,729,565 and a stock Price of $2.65 as of March 3, 2004).

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

Yes  [ ]  No  [ ]

     As of February 29, 2004, 10,146,566 shares of common stock were outstanding.

                      Documents Incorporated by Reference

     Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2004 Annual Meeting of our stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

     Transitional  Small  Business  Disclosure  Format  (check  one):
Yes  [ ]  No  [X]

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

                                     PART I

Item  1.   Description  of  Business                                           1
Item  2.   Description  of  Properties                                        11
Item  3.   Legal  Proceedings                                                 13
Item  4.   Submission  of  Matters to a Vote of Security Holders              13

                                    PART II

Item  5.   Market  for  Registrant's  Common  Equity,  Related
             Stockholder  Matters  and  Registrant's  Purchases
             of  Equity  Security                                             14
Item  6.   Management's  Discussion  and  Analysis  of  Financial
             Condition  and  Results  of  Operations                          14
Item  7.   Financial  Statements                                              21
Item  8.   Changes  in  and  Disagreements  with  Accountants
             on  Accounting and  Financial  Disclosure                        21
Item  8A.  Controls  and  Procedures                                          22

                                    PART III

Item  9.   Directors  and  Executive  Officers,  Promoters  and
             Control Persons; Compliance  with  Section  16(a)
             of  the Exchange Act                                             22
Item  10.  Executive  Compensation                                            23
Item  11.  Security  Ownership  of  Certain  Beneficial  Owners
             and  Management and  Related  Stockholder Matters                23
Item  12.  Certain  Relationships and Related Transactions                    24
Item  13.  Exhibits  and Reports on Form 8K                                   24
Item  14.  Principal Accountant Fees and Services                             25

           SIGNATURES                                                         26

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that Gulfport Energy Corporation ("Gulfport" or the "Company"), a Delaware corporation, formerly known as WRT Energy Corporation ("WRT"), expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of Gulfport's business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by Gulfport in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with Gulfport's expectations and predictions is subject to a number of risks and uncertainties, general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by Gulfport; competitive actions by other oil and gas companies; changes in laws or regulations; and other factors, many of which are beyond the control of Gulfport. Consequently, all of the forward-looking statements made in the Form 10-KSB are qualified by these cautionary statements and there can be no assurances that the actual results or developments anticipated by Gulfport will be realized, or even if realized, that they will have the expected consequences to or effects on Gulfport, its business or operations. We have no intention, and disclaim any obligation, to update or revise any forward looking statements, whether as a result of new information, future results or otherwise.

Item  1.  Description  of  Business

Description  of  Business

     Gulfport is an independent oil and gas exploration and production company with properties located along the Louisiana Gulf Coast. As of December 31, 2003, the Company had 22 MMBOE proved reserves with a present value (10%) of estimated future net reserves of $210 million dollars and associated standardized measure of discounted future net cash flows of $194 million.

     The Company's operations are concentrated in two fields: West Cote Blanche Bay and the Hackberry Fields.

Principal  Oil  and  Gas  Properties

      Gulfport owns interests in a number of producing oil and gas properties located along the Louisiana Gulf Coast.

     Gulfport serves as the operator of substantially all of the properties in which it holds a working interest with the exception of the Texaco ("Texaco" or "ChevronTexaco") well and deep rights at West Cote Blanche Bay. The following table presents certain information as of January 1, 2004 reflecting Gulfport's net interest in its producing oil and gas properties.

                                                                                                Net Proved Reserves
                                                             Non-Producing                         As of 1/1/04
                                                                                                --------------------
  Field                NRI/WI (1)     Producing Wells (2)       Wells           Acreage (3)        Gas       Oil      Total
                                      -------------------------------------------------------
                       Percentages     Gross        Net     Gross     Net      Gross     Net       MBOE      MBOE     MBOE
---------------------------------------------------------------------------------------------------------------------------
E  Hackberry           78.7/100          11        11         72        70     3,147    3,147       518      2,627    3,145

W  Hackberry           87.5/100           1         1         26        26       592      592         -         43       43

West  Cote
Blance  Bay
(4)(5)(6)              78.7/100          48        46        288       287     4,590    4,590     1,727     17,195   18,922

Overrides/Royalty      Various           20         1         21         3     4,956      586        10         18       28
Non-operated
                                      -------------------------------------------------------------------------------------
Total                                    80        59        407       386    13,285    8,915     2,254     19,883   22,137
                                      =====================================================================================

     (1)  Net  Revenue  Interest  (NRI)  Working  Interest  (WI)
     (2)  The  following  wells produce on an intermittent basis: East Hackberry
          -  7;  West  Hackberry  -  0;  and  West  Cote  Blanche  Bay  -9.
     (3)  Most  of  Gulfport's  acreage  is  Developed  Acreage.
     (4) Includes 2 producing wells and 1 shut-in well attributable to depths below the Rob "C" Marker ("Deep Rights"). Gulfport has a 40.40% non-operated working interest (29.95% NRI) in the Deep Rights outside of the producing wells and a 7% non-operated interest in the producing wells. The Deep Rights were operated by ChevronTexaco Corporation prior to 1/1/2004.
     (5) Gulfport is required to plug and abandon almost 400 wellbores. In order to meet this obligation, Gulfport must plug at least twenty wells a year at WCBB and invest monthly in a plugging escrow account through March 2004. The Company has continually deposited money in the West Cote Blanche Bay Escrow Account, which has a current balance of approximately $2.7 million dollars.
     (6) This chart does not include interests acquired from ChevronTexaco effective January 1, 2004.

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

Area  History  and  Production

      The East Hackberry field was discovered in 1926 by Gulf Oil Company (now ChevronTexaco Corporation) by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 2003 was over 111 million barrels of oil with casinghead gas production being over 60 billion cubic feet of gas. There have been a total of 170 wells drilled on Gulfport's portion of the field. As of December 31, 2003, 11 wells had current daily production; 7 produced intermittently; 72 wells were shut-in, and 4 wells had been converted to salt water disposal wells. The remaining 76 wells have been plugged and abandoned. During 2003, daily net production averaged 195 barrels of oil with a limited amount of net gas production.

Facilities

      Gulfport has land-based production and processing facilities located at the East Hackberry Field. The facility is comprised of two dehydrating units and four disposal pumps. Gulfport also has a field office that serves both the East and West Hackberry fields.

2003  Activity

     During 2003 Gulfport cleaned out two salt-water disposal wells with coiled tubing on the Erwin portion of East Hackberry. The Company also repaired two electronic submersible pumps on the Erwin lease. At the State Lease 50 portion of East Hackberry, Gulfport worked over one well and recompleted another well as well as replacing tubing on the salt water disposal well at State Lease 50. Gulfport also performed maintenance on the production facilities at East Hackberry.

Future  Activity

     During 2003 the saltwater disposal capacity at the Erwin portion of East Hackberry was significantly curtailed and Gulfport was forced to shut-in wells that were capable of production. During the first quarter of 2004, the Company drilled and completed a new saltwater disposal well on the Erwin lease that allowed Gulfport to put five wells back on line plus the installation of submersible pumps on two wells raised the Company's production over 700%.

     The Gulfport technical staff continues to work on additional drilling, workover and recompletion candidates at East Hackberry.


West  Hackberry  Field

Location  and  Land

     The West Hackberry Field is located on land and is five miles West of Lake Calcasieu in Cameron Parish, Louisiana approximately 85 miles west of Lafayette and 15 miles inland from the Gulf of Mexico. Gulfport owns a 100% working interest (approximately 80% average NRI, subsequently increased to approximately 87.5% NRI) in 592 acres within the West Hackberry Field.

     Gulfport's leases at West Hackberry are located within two miles of one of the United States' Department of Energy's Strategic Petroleum Reserves. The West Hackberry storage facility occupies 525 acres and has capacity to store 222 million barrels of oil in underground salt caverns.

Geology

     Structurally, Gulfport's West Hackberry acreage is located on the western end of the Hackberry salt ridge. There are over 30 pay zones at this field. West Hackberry consists of a series of fault-bounded traps in the Oligocene-age Vincent and Keough sands associated with the Hackberry Salt Ridge. Recoveries from these thick, porous, water-drive reservoirs have resulted in per well cumulative production of almost 700 BOE.

Area  History  and  Production

     The first discovery well at West Hackberry was drilled in 1938 and the field was developed by Superior Oil Company (now Exxon-Mobil Corporation) between 1938 and 1988. The estimated cumulative oil and condensate production through 2003 was 170 million barrels of oil with casinghead gas production of 120 billion cubic feet of gas. There have been 36 wells drilled to date on Gulfport's portion of West Hackberry and currently 1 is producing, 26 are shut-in and 1 well has been converted to a saltwater disposal well. The remaining 8 wells have been plugged and abandoned. During 2003, daily net production averaged 18 barrels of oil and a limited amount of gas.

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


Preferred  Rights  Acquisition

     On February 27, 2004, effective January 1, 2004, Gulfport acquired additional interest in State Lease 340 by exercising a preferential right to purchase interest that ChevronTexaco was selling. Gulfport acquired 100% working interest (81.5533% average net revenue) from the surface to the base of the 13900 Sand found at approximately 11,320' in an additional 1,447.01 acres lying adjacent to and in the vicinity of the Company's existing acreage position at West Cote Blanche Bay bringing the Company's total acreage to 6,037.25 acres. In the same transaction, Gulfport also acquired additional interest in the Company's existing acreage, which gives it a 100% working interest and operations from the surface to the base of the 13900 Sand and 40.40% working interest with ChevronTexaco retaining operations below the 13900 Sand. In addition to the interest in State Lease 340 Gulfport also acquired operations and 100% working interest in ten additional wells and associated production equipment at the field. In March 2004, the Company has put two of the recently acquired wells on production and they are producing an average gross total of approximately 300 mcf of gas and over 200 barrels of oil per day.

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

     WCCB is a structurally and stratigraphically complex field. All of the Proved Undeveloped (PUD) locations at WCBB are adjacent to faults and abut at least one fault. Gulfport's Proved Undeveloped (PUD) drilling program is designed to penetrate each PUD trap with a new wellbore in a structurally optimum position, usually very close to the fault seal. The majority of these wells are directionally drilled using steering tools and downhole motors. The tolerance for error in getting near the fault is low, so the complex faulting does introduce a risk factor of crossing the fault before encountering the zone of interest, which could result in part or all of the zone being absent in the borehole. This in turn can result in lower than expected or zero reserves for that zone. The new wellbores eliminate the mechanical risk associated with trying to produce the zone from an old existing wellbore, while the wellbore locations are situated so as to more efficiently drain each reservoir. The vast majority of the PUD targets are up-dip offsets to wells which produced from a sub-optimum position within a particular zone. Gulfport's PUD drilling schedule calls for the drilling of 137 wells, starting in 2004 with 12 wells with additional drilling continuing through 2011. All costs for the directional drilling has been figured into the overall well cost budget.

Area  History  and  Production

      Texaco drilled the discovery well in 1940 based on a seismic and gravitational anomaly. WCBB was subsequently developed on an even 160-acre pattern for much of the remainder of the decade. Developmental drilling continued and reached its peak in the 1970's when over 300 of the over 800 total wells were drilled in the field. Of the 875 wells drilled, only 80 were dry holes. As a result, the field has an historic success rate of over 90% for all wells drilled. Past successes do not assure similar results going forward. The historical average cumulative gross production for a producer in the field is 237 MBO, with over 100 of those wells (14% of total wells) producing in excess of 500 MBO. As of January 1, 2004, field cumulative gross production was 192 MMBO and 233 BCF of gas.

      There have been 875 wells drilled in WCBB. Of these, 48 are currently producing, 268 are shut-in and five are salt water disposal wells. The balance of the wells (or 553) have been plugged and abandoned. During 2003, Gulfport's net current daily production averaged 1,326 barrels of oil, 1,132 MCF of gas and 14,155 barrels of water at WCBB.

      In 1991, Texaco conducted a 70 square mile 3-D seismic survey with 1,100 shot points per mile that processed out 100 fold. In 1993, an undershoot survey around the crest and production facilities was added. Gulfport owns the rights to the seismic data. In December 1999, Gulfport completed the reprocessing of the seismic data and its technical staff developed prospects from the data. The reprocessed data will enable Gulfport to identify prospects in areas of the field that would otherwise remain obscure.

Facilities

      Gulfport owns and operates a production facility at WCBB. The platform for the production facility stretches over a mile and is equipped with a 30 MMCF capacity dehydrating system and three 225 horsepower triplex saltwater disposal pumps. The Company has an ongoing program to modernize and service the production facilities at WCBB. During 2001, Gulfport installed two new gas compressors totaling 3,000 horsepower into full time service at the field replacing three outdated inefficient compressors. The new compressors increased efficiency and, together with a new header valve the Company installed at one of the tank batteries, reduced gas usage in the field by 50%. Other work performed on the facility during 2001 included repairing or replacing flow lines and gas lift lines. Gulfport also back flowed and cleaned sand from the five saltwater disposal wells at West Cote Blanche Bay, which allows the wells to handle a higher volume of water. Through a portion of July 2003, the Company generated cash flow by handling other companies' oil and gas and disposing of their saltwater through the facility for a fee. In July 2003, the company begin barging its production and ceased taking the third parties production and therefore the related processing fees were eliminated.

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

2003  Activity

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

     During various times during 2003 Gulfport recompleted zones in eight different wells that had an initial gross production total of 723 barrels of oil, 729 mcf of gas and 605 barrels of water. The Company worked over one well during 2003. Gulfport also laid a new oil sales line, installed an oil storage barge and also put in a vapor recovery to the production facilities.

Future  Activity

During the first quarter of 2004 Gulfport plugged eighteen wells at West Cote Blanche Bay that, together with the two extra wells the Company plugged in 2002 over their agreed twenty wells, fulfilled their 2003 plugging commitment.

     Gulfport is planning a twelve well drilling program to begin in the summer of 2004 with wells ranging in depth from approximately 2,500' to 9,900' all with multiple production horizon targets. The Company also plans to convert an inactive well to a salt water disposal well during the second quarter of 2004.

     On February 27, 2004, effective January 1, 2004, Gulfport acquired additional interest in State Lease 340 by exercising a preferential right to purchase interest that ChevronTexaco was selling. Gulfport acquired 100% working interest (81.5533% average net revenue) from the surface to the base of the 13900 Sand found at approximately 11,320' in an additional 1,447.01 acres lying adjacent to and in the vicinity of the Company's existing acreage position at West Cote Blanche Bay bringing the Company's total acreage to 6,037.25 acres. In the same transaction, Gulfport also acquired additional interest in the Company's existing acreage, which gives it a 100% working interest and operations from the surface to the base of the 13900 Sand and 40.40% working interest with ChevronTexaco retaining operations below the 13900 Sand. In addition to the interest in State Lease 340 Gulfport also acquired operations and 100% working interest in ten additional wells and associated production equipment at the field. In March 2004, the Company has put two of the recently acquired wells on production and they are producing an average gross total of approximately 300 mcf of gas and over 200 barrels of oil per day.

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

     When Gulfport sold its interest in the Bayou Penchant Field to Castex Energy 1996 Limited Partnership effective April 1, 1998, Gulfport retained a 10% overriding royalty interest in this field. The Bayou Penchant field is located in Terrebonne Parish, Louisiana and the 2003 average daily gross production from five producing wells was 1,320 gross MCF of gas.

      Gulfport also owns a 2.5% overriding royalty interest in three producing wells at the Napoleonville Field retained when Gulfport sold its interest to Plymouth Operating Company in 1998. The Napoleonville field is located in Assumption Parish, Louisiana and averaged 120 gross barrels of oil per day in 2003.

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

Oil  and  Gas  Marketing

     Gulfport sells its oil and gas at the wellhead and does not refine petroleum products. Other than normal production facilities, Gulfport does not own an interest in any bulk storage facilities or pipelines. As is customary in the industry, Historically, Gulfport sold its production in any one area to relatively few purchasers, including transmission companies that have pipelines near Gulfport's producing wells. Gas purchase contracts are generally on a short-term "spot market" basis and usually contain provisions by which the prices and delivery quantities for future deliveries will be determined. The majority of Gulfport's crude oil production in 2003 was sold on fixed price contracts with the remainder sold based on the average closing price on NYMEX for each trading day during the month of delivery. In July 2003, Gulfport was notified by a subsidiary of Shell Western Exploration and Production, Inc. ("Shell") that the Shell pipeline that transported the oil from the production facility at West Cote Blanche Bay to the purchaser was being deactivated. As a result, the Company is now using a barge to transport the oil production to the purchaser.

     During 2003, oil sales to Shell Trading Company and Equiva Trading Company accounted for 74% and 16%, respectively, of Gulfport's oil sales. Gulfport had no other purchasers that accounted for greater than 10% of its oil sales during 2003. During 2002, oil sales to Gulfmark Energy Inc., Williams Energy Marketing & Trading Company, Shell Trading Company and Equiva Trading Company accounted for 56%, 19%, 12% and 10%, respectively, of Gulfport's oil sales.

Beginning in January 2003, Gulfport entered into various fixed price contracts for a portion of the WCBB production for periods during 2003 and January 2004.

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

      In 1996, Gulfport purchased a building in Lafayette, Louisiana to be used as Gulfport's Louisiana headquarters. The 16 year-old building contains 12,480 total square feet with 6,180 square feet of finished office area and 6,300 square feet of clear span warehouse area. The mortgage balance was approximately $118,000 as of December 31, 2003 with an estimated fair market value of $350,000. This building allows Gulfport to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

Employees

      At December 31, 2003 Gulfport had 25 employees. A Louisiana well servicing company serves as contract operator of the fields and provides all necessary field personnel.

Item  2.  Description  of  Properties

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

     The following table sets forth estimates of the proved oil and gas reserves of Gulfport at January 1, 2004, as estimated by Netherland, Sewell & Associates, an independent engineering firm.

                                                   JANUARY 1, 2004
                                                   ---------------
Proved Reserves                       Developed     Undeveloped        Total
                                      ---------     -----------        -----
Oil (MBBLS)                                1,790          18,093          19,883
Gas (MMCF)                                 1,257          12,267          13,524



MBOE                                       1,999          20,138          22,137
Year-end  present  value  10%  of
  estimated  future  net  revenue   $ 25,350,000   $ 184,188,000   $ 209,538,000
    (Pre-tax)

      Total proved reserves decreased to 22,137 MBOE at January 1, 2004 from 26,090 at January 1, 2003. This decrease in reserves is mainly attributable to normal production declines and engineering revisions.

      The estimated future net revenues set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions prevailing at January 1, 2004. The estimated future production is priced at December 31, 2003 without escalation using $32.52 per BBL and $6.19 per MCF, adjusted by lease for transportation fees and regional price differentials.

      In compliance with federal law, Gulfport files annual reports with the Energy Information Agency of the U.S. Department of Energy with respect to its production of oil and gas during each calendar year and its estimated oil and gas reserves at the end of each year. The reserves reported in Gulfport's filing to the U.S. Department of Energy do not differ more than five percent from those disclosed in this Form 2003 10KSB.

Production,  Prices,  and  Production  Costs

      The  following  is  a table and graph of Gulfport's net production in 2003

                                                    2003          2002
                                                ------------  ------------
     Production  Volumes:
     Oil (MBBLS)                                     571           464
     Gas (MMCF)                                      123           103
     Oil Equivalents (MBOE)                          592           481

     Average  Prices:
     Oil  (per  BBL)                            $  27.66 (1)  $  24.69
     Gas  (per  MCF)                            $   4.04      $   3.66
     Oil  Equivalents  (per  MBOE)              $  26.70      $  24.59
     Average Production Costs (per BOE)         $   9.93 (2)  $  10.65 (2)
     Average Production Taxes (per BOE)         $   3.17      $   2.81

--------------------------------------
     (1)  Includes  fixed  contract  prices  of

                         January  2003          $  28.50
                         February  2003         $  28.34
                         March  2003            $  27.95
                         April  2003            $  27.08
                         May  2003              $  26.95
                         June  2003             $  24.27
                         July  2003             $  24.33
                         August  2003           $  24.42
                         September  2003        $  24.45
                         October  2003          $  24.45
                         November  2003         $  24.25
                         December  2003         $  24.10

     Excluding the effect of the fixed price contracts, the average oil price for 2003 would have been $32.38 per BBL and $32.08 per BBL oil equivalent price.

     (2)  Does  not  include  production  taxes.

Drilling  and  Recompletion  Activities

     The following table contains data with respect to certain of Gulfport's field operations during the years ended December 31, 2003 and 2002.

                                               2003                   2002
                                           -------------          -------------
                                           Gross     Net          Gross     Net
                                           -----     ---          -----     ---
          Recompletions, Sidetracks
          and  Deepenings:
          Oil                                8        8              4       4
          Gas                                0        0              0       0
          Non-Productive                     1        1              0       0
                                           --------------          -------------
          TOTAL:                             9        9              4       4
                                           ==============          =============

          Exploratory - non-productive       0        0              1       1
                                           ==============          =============

          Development  Wells:
          Oil                                7        7              8       8
          Gas                                0        0              0       0
          Non-Productive                     1        1              1       1
                                           --------------          -------------
          TOTAL:                             8        8              9       9
                                           ==============          =============

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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     On March 5, 2004, the holders of a majority of the outstanding shares of the Company's common stock executed a written consent electing five persons to serve on the board of directors of Gulfport. Each director will serve until the next annual meeting or until he is succeeded by another qualified director who has been elected.

      The annual shareholder meeting for Gulfport for the year ended December 31, 2003 has been scheduled for April 30, 2004.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Registrant's Purchases of Equity Securities

     Gulfport's Common Stock is traded on the NASD OTC Bulletin Board under the symbol GPOR. The following table sets forth the high and low sales prices for the Common Stock in each quarter:

                                             2003                  2002
                                        --------------         --------------
  YEAR  ENDED  DECEMBER  31               LOW     HIGH          LOW     HIGH
  ----------------------------          ----    -----          -----   ------
        First  Quarter                  $2.50    $3.00          $3.50   $5.40
        Second  Quarter                 $2.60    $3.40          $2.80   $4.20
        Third  Quarter                  $2.69    $2.80          $2.75   $3.65
        Fourth  Quarter                 $2.75    $3.30          $2.10   $3.05

     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

     Holders  of  Record

      At the close of business on March 22, 2004 there were 396 shareholders of record holding 10,146,566 shares of Common Stock outstanding.

     Dividend  Policy

      Gulfport has never paid dividends on the Common Stock. Gulfport currently intends to retain all earnings to fund its operations. Therefore, Gulfport does not intend to pay any cash dividends on the Common Stock in the foreseeable future. In addition, as a result of the Private Placement Preferred Offering, Gulfport is prohibited from the payment of any dividends to the holders of the Common Stock.

     Recent  Sales  of  Unregistered  Securities

     None

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations is based in part on the financial statements and the notes thereto included elsewhere in this Annual Report and should be read in conjunction therewith.

Credit  Facilities

On June 20, 2002, the Company entered into a new line of credit with BOK. Under the terms of the agreement, the Company was extended a commitment to borrow up to $2,300,000. Amounts borrowed under the line bear interest at Chase Manhattan Prime plus one percent, with payments of interest on outstanding balances due monthly beginning August 1, 2002. On July 1, 2003, the Company renewed its line of credit and extended the maturity date to July 1, 2004. The outstanding balance under this credit facility was $2.2 million at December 31, 2003.

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

                                                    2003          2002
                                                ------------  ------------
     Production  Volumes:
     Oil (MBBLS)                                     571           464
     Gas (MMCF)                                      123           103
     Oil Equivalents (MBOE)                          592           481

     Average  Prices:
     Oil  (per  BBL)                            $  27.66 (1)  $  24.69
     Gas  (per  MCF)                            $   4.04      $   3.66
     Oil  Equivalents  (per  MBOE)              $  26.70      $  24.59
     Average Production Costs (per BOE)         $   9.93 (2)  $  10.65 (2)
     Average Production Taxes (per BOE)         $   3.17      $   2.81

--------------------------------------
     (1)  Includes  fixed  contract  prices  of

                         January  2003          $  28.50
                         February  2003         $  28.34
                         March  2003            $  27.95
                         April  2003            $  27.08
                         May  2003              $  26.95
                         June  2003             $  24.27
                         July  2003             $  24.33
                         August  2003           $  24.42
                         September  2003        $  24.45
                         October  2003          $  24.45
                         November  2003         $  24.25
                         December  2003         $  24.10

     Excluding the effect of the fixed price contracts, the average oil price for 2003 would have been $32.38 per BBL and $32.08 per BBL oil equivalent price.

     (2)  Does  not  include  production  taxes.


Comparison  of  Years  Ended  December  31,  2003  and  2002

      Gulfport reported a net loss attributable to common stock of $219,000 for the year ended December 31, 2003, as compared with a net loss attributable to common stock of $625,000 for the year ended December 31, 2002. The decrease in loss attributable to common stock of $400,000 was primarily due to an increase in oil and gas sales during 2003 as a result of increased production attributable to the Company's drilling program initiated in December 2002. In addition, during 2003, Gulfport had twelve full months of production. During 2002, as a result of Hurricane Lili, the Company experienced down time on its WCBB facility which resulted in a loss of production. Additionally, contributing to income was a 12% increase in average oil prices received for the year ended December 31, 2003 as compared to the same period in 2002. This reduction of net loss from 2003 was offset in part by an increase in operating expenses, depreciation, depletion and amortization and interest expense on the preferred stock.

      Oil and Gas Revenues. For the year ended December 31, 2003, Gulfport reported oil and gas revenues of $15,809,000, a 34% increase from revenues of $11,450,000 in 2002. This $3,980,000 increase in revenues is attributable to a 23% increase in BOE produced to 592 BOE for the year ended December 31, 2003 as compared to 481 BOE for the same period in 2002. This increase in production was due mainly to the Company's drilling program initiated in December 2002. In addition, during 2003, Gulfport had twelve full months of production. During 2002, as a result of Hurricane Lili, the Company experienced down time on its WCBB facility which resulted in a loss of production. Additionally, contributing to the increase in oil and gas revenue was a 12% increase in average oil prices received for the year ended December 31, 3003 as compared to the same period in 2002.

     Operating Expenses Including Production Taxes. Total lease operating expenses including production taxes increased to $7,768,000 for the year ended December 31, 2003 as compared to $6,474,000 for the same period in 2002. This increase was due to primarily to non-capitalized LOE workovers performed during the period. In addition, production taxes increased for the year ended December 31, 2003 as compared to the same period in 2002 due to an increase in oil and gas revenues.

      General and Administrative Expenses. Net general and administrative expenses decreased slightly to $1,843,000 for the year ended December 31, 2003 from $1,873,000 for the same period in 2002. This decrease was due primarily to a increase in administrative reimbursements from related entities of $764,000 for the year ended December 31, 2003 as compared to $250,000 for the same period during 2002.

     Accretion Expense. In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. Any difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability will be recognized as a gain or loss in the Company's earnings. Gulfport adopted SFA No. 143 effective January 1, 2003. For the year ended December 31, 2003, Gulfport recognized $393,000 in accretion expense related to SFAS No. 143. (See Note 21 to the Company's Financial Statement included herein).

     Interest Expense. Ordinary interest expense decreased by $69,000 or 62% to $112,000 for the year ended December 31, 2003 from $181,000 for the same period in 2003. This decrease was due to a reduction of average debt outstanding during 2003.

     Interest Expense - Preferred Offering. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Previously, the Series A Preferred Stock had been classified on the balance sheet between total liabilities and equity. The Company has recorded a liability related to the Series A Preferred Stock of $12,071,000. As a result of the adoption of SFAS No. 150 in May 2003, the Company has recorded $875,000 of interest expense for the last six months of 2003 on the preferred offering which would have previously been classified as a reduction in equity. (See Note 21 to the Company's Financial Statement included herein).

Litigation Trust. The Company received $160,000 from the Litigation Trust during 2002. No revenues were received from the Litigation Trust in 2003.

Other changes in income for the year ended December 31, 2003 as compared to the year ended December 31, 2002 were attributable to the following factors:

      Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $4,637,000 for the year ended December 31, 2003, consisting of $4,421,000 in depletion on oil and gas properties, $210,000 in depreciation of other property and equipment and $6,000 in amortization expense. This is a 37% increase when compared to the 2002 depreciation, depletion and amortization expense of $3,386,000. This increase is due primarily to an increase in production for the year ended December 31, 2003 to 592 MBOE as compared to 481 MBOE for the same period in 2002 and the loss of barrels due to engineering revisions in the reserve report dated January 1, 2004. In addition, as a result of the adoption of SFAS 143 "Accounting for Asset Retirement Obligations," the amount to amortize increased by $7,500,000 which resulted in additional depletion, depreciation and amortization. (See Note 21 to the Company's Financial Statement included herein).

     Income Taxes. As of December 31, 2003, the Company had a net operating loss carryforward of approximately $98,000,000, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $45,000,000, which was fully reserved by a valuation allowance at that date. Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $490,000 was provided for the year ended 2003, which was fully offset by an equal income tax benefit due to operating loss carryforwards and other deferred tax assets.

Capital  Expenditures,  Capital  Resources  and  Liquidity

      Net cash flow provided by operating activities for the year ended December 31, 2003 was $9,400,000, as compared to net cash flow provided by operating activities of $4,000,000 for the comparable period in 2002. The increase was mainly due to the collection of an insurance settlement related to damage to the WCBB facility caused by Hurricane Lili, an increase in depreciation, depletion and amortization and an increase in production due to factors above and an increase in interest expense as a result of the adoption of SFAS No. 150.

     Net cash used in investing activities during for the year ended December 31, 2003 was $11,100,000 as compared to $8,900,000 used during the same period of 2002. Mainly as a result of the Company's drilling programs initiated in December 2002 and April 2003, the Company spent $10,100,000 in additions to oil and gas properties. Of this amount, the Company spent $5,600,000 on drilling activity and $4,000,000 on other workover and recompletion activities. In addition, another $700,000 was spent on the clean up and repair of hurricane damage.

      Net cash provided by financing activities for 2003 was $2.2 million as compared to $4,900,000 provided during 2002. Net cash provided by financing activities in 2003 related to $2,200,000 in proceeds received from borrowings on the Company's line of credit as opposed to the $6,000,000 from the issuance of the preferred stock during 2002.

     Capital Expenditures. In 2003, Gulfport invested $10,100,000 in oil and gas properties and other property and equipment as compared to $8,500,000 during the comparable period in 2002. Of the $10,100,000 that the Company spent during 2002, $5,600,000 was spent on drilling and completion activity on new wells, $4,000,000 was spent on workover activity on existing wells, $40,000 was spent on the acquisition of other property and equipment, and the remaining expenditures were attributable to general and administrative costs capitalized to the full cost pool. During 2003, Gulfport financed its capital expenditures with cash flow provided by operations, borrowings from the Company's line of credit and the remaining proceeds from the issuance of the preferred stock.

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

     Capital Resources. On June 20, 2002, the Company entered into a new line of credit with BOK. Under the terms of the agreement, the Company was extended a commitment to borrow up to $2,300,000. Amounts borrowed under the line bear interest at Chase Manhattan Prime plus one percent, with payments of interest on outstanding balances due monthly beginning August 1, 2002. On July 1, 2003, the Company renewed its line of credit and extended the maturity date to July 1, 2004. The outstanding balance under this credit facility was $2,200,000 at December 31, 2003.

     On May 22, 2001, the Company entered into a revolving line of credit agreement with Gulfport Funding, LLC, ("Gulfport Funding") an affiliate of the Company. Under the terms of the agreement, the Company may borrow up to $3,000,000, with borrowed amounts bearing interest at Bank of America Prime Rate plus 4%. All outstanding principal amounts along with accrued interest were due on February 22, 2002. The Company paid a facility commitment fee of $60,000 in connection with this line of credit. This fee was amortized over the life of the agreement. On March 29, 2002, the outstanding balance of this note payable, together with all accrued and unpaid interest was satisfied in full through Gulfport Funding's participation in the Company's Private Placement Offering as described below.

     In March 2002, the Company commenced a Private Placement Offering of $10,000,000 consisting of 10,000 Units. Each Unit consists of (i) one share of Cumulative Preferred Stock, Series A, of the Company (Preferred) and (ii) a warrant to purchase up to 250 shares of common stock, par value $0.01 per share of the Company. Dividends accrue on the Preferred prior to the mandatory redemption date at the rate of 12% per annum payable quarterly in cash or, at the option of the Company for a period not to exceed two (2) years from the closing date, payable in whole or in part in additional shares of the Preferred based on the liquidation preference of the Preferred at the rate of 15% per annum. No other dividends shall be declared or shall accrue on the Preferred. To the extent funds are legally available, the Company is obligated to declare and pay the dividends on the Preferred. The Warrants have a term of ten years and an exercise price of $4.00. The Company is required to redeem the Preferred on the fifth anniversary of the first issuance and the Company may at its sole option, choose to redeem the Preferred at any time before the fifth anniversary of the issuance. Accordingly, the Preferred issued in connection with this Offering is treated as redeemable stock on the Company's balance sheet.

     Two-thirds of the Preferred Stockholders can affect any Company action, which would effect their preference position. The Preferred cannot be sold or transferred by its holders, subject to certain exceptions. The Company granted to holders of the Warrants certain demand and piggyback registration rights with respect to shares of common stock issuable upon exercise of the warrants.

     The Offering was made available to stockholders (some of whom were affiliates) of the Company as of December 31, 2001 and who were accredited investors. Purchasers were able to participate up to their pro rata share of ownership in the Company as of December 31, 2001. The offering's initial closing began March 29, 2002 and continued until April 15, 2002, with a total subscription of $9,292,000 or 9,291.85 units.

     On March 29, 2002, Gulfport Funding, LLC, participated in the Offering through a conversion of its $3,000,000 loan along with the accumulated interest due from the Company for 3,262.98 Units. Additionally, on March 29, 2002 multiple entities controlled by the Company's majority shareholder initially funded a share of the Offering in the amount of $2,738,000.

     During 2003, the Company hired Petrie Parkman & Co. to create a data room for the possible sale of West Cote Blanche Bay. As of the date of this filing, a sale is not imminent. The Board of Directors has determined that if a sale of WCBB is not consummated that it is in the best interests of the Company to conduct an equity offering. The Board has approved a registered rights offering in the amount of $12.0 million dollars for a commitment fee of 2%. The Rights Offering will be backstopped by the Company's principal shareholder. As a result, the company is guaranteed proceeds of $12.0 million if the Offering is commenced. Therefore, the Company shall have required liquidity either through the sale of the property or the proceeds from the Rights Offering. Shareholders choosing not to participate will suffer substantial dilution.

     Liquidity. The primary capital commitments faced by the Company are the capital requirements needed to continue developing the Company's proved reserves and obligations under Gulfport's credit facilities and the Private Placement Offering.

      In Gulfport's January 1, 2004 reserve report, 91% of Gulfport's net reserves were categorized as proved undeveloped. The proved reserves of Gulfport will generally decline as reserves are depleted, except to the extent that Gulfport conducts successful exploration or development activities or acquires properties containing proved developed reserves, or both.

     To realize reserves and increase production, the Company must continue its exploratory drilling, undertake other replacement activities or utilize third parties to accomplish those activities. In the year 2004, Gulfport expects to undertake a drilling program. It is anticipated that this reserve development project will be funded either through the use of cash flow from operations when available, or debt or equity financing, as discussed above. The cash flow generated from the drilling activity and other replacement activities will be used to make the Company's required principal payments on its debt with the remainder reinvested in the field to develop its oil and gas properties.

Commitments  and  Contingencies

Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March, 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. ChevronTexaco retained a security interest in production from these properties until abandonment obligations to ChevronTexaco have been fulfilled. Beginning in 2007, the Company can access it for use in plugging and abandonment charges associated with the property. As of December 31, 2003, the plugging and abandonment trust totaled approximately $2,749,000, including interest received during 2003 of approximately $14,000. The company has plugged 112 wells at WCBB since it began its plugging program in 1997.

     In July 2002, the Company commenced its plugging commitment program for the twelve-month period ending March 31, 2003. As of the date of this filing, the pluggings were completed. A total of 22 wells were plugged.

     In January 2004, the Company commenced its plugging commitment program for the twelve-month period ending March 31, 2004. As of the date of this filing, the pluggings were completed. A total of 20 wells were plugged.

     In addition, the Company has letters of credit totaling $200,000 secured by certificates of deposit being held for plugging costs in the East Hackberry field. Once specific wells are plugged and abandoned, the $200,000 will be returned to the Company.

Texaco  Global  Settlement

     Pursuant to the terms of a global settlement between ChevronTexaco and the State of Louisiana which includes the State Lease No. 50 portion of Gulfport's East Hackberry Field, Gulfport was obligated to commence drilling a well or other qualifying development operation on certain non-producing acreage in the field prior to March 1998. Because of prevailing market conditions during 1998, the Company believed it was commercially impractical to shoot seismic or commence drilling operations on the subject property. As a result, Gulfport has agreed to surrender approximately 440 non-producing acres in this field to the State of Louisiana. At December 31, 2003, Gulfport was in the process of releasing these properties to the State of Louisiana.

Accounting  and  Reporting  Changes

     SFAS  No.  143

     On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed into service. When the liability is initially recorded, the Company will increase the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. Any difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability will be recognized as a gain or loss in the Company's earnings. The asset retirement obligation is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that will be required in future periods due to the availability of additional information, including prices for oil field services, technological changes, governmental requirements and other factors. Upon adoption of SFAS No. 143, the Company recorded a net benefit of $270,000 as the cumulative effect of a change in accounting principle. The non-cash transition adjustment increased oil and natural gas properties and asset retirement obligations by $7,590,000 and $7,370,000, respectively, and decreased accumulated depreciation by $50,000.

The asset retirement obligation recognized by the Company at December 31, 2003, relates to the estimated costs to dismantle and abandon its investment in producing oil and gas properties and the related facilities. Of the total asset retirement liability, $480,000 that has been classified as short-term is the estimated portion of the total liability to be settled during the next year as the Company meets its plugging and abandonment requirements as discussed in Note 8.

The pro forma asset retirement obligation as of December 31, 2002, was $7,370,000. Pro forma net income for the period December 31, 2002, assuming SFAS No. 143 had been applied retroactively, is shown in the following table:

                                                             December 31, 2002
                                                             -----------------
     Net  income  available  to  common  stockholders  -
          As  reported                                       $      (625,000)
          Pro  forma                                                (340,000)

Net  income  per  common  share  -
          As  reported,  basic                               $         (0.06)
          Pro  forma,  basic                                           (0.03)
          As  reported,  diluted                                       (0.06)
          Pro  forma,  diluted                                         (0.03)

     SFAS  No.  150

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has recorded a liability related to the Series A Preferred Stock of $12,071,000. Previously, the Series A Preferred Stock had been classified on the balance sheet between total liabilities and equity. This amount represents the 12,071 preferred shares issued and outstanding as of December 31, 2003, at the redemption and liquidation value of $1,000 per share. In the opinion of management, the $1,000 per share redemption and liquidation value approximates fair value. The shares are mandatorily redeemable on the fifth anniversary of the first issuance of Series A Preferred Stock.


Item  7.  Financial  Statements

     The information required by this item appears on pages F-1 through F-22 following the signature pages of this Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

Item  8A.  Controls  and  Procedures

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

     As of December 31, 2003, an evaluation was performed under the supervision and with the participation of Gulfport management, including the Chief Executive Officer and the Vice President and Chief Financial Officer, of the effectiveness of the design and operation of Gulfport's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that as of December 31, 2003, Gulfport's disclosure controls and procedures are effective. In compliance with Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, each of these officers executed a Certification attached as an exhibit to this Form 10-KSB.

     There have not been any significant changes in Gulfport's internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

                                    PART III

Item  9.  Directors  and  Executive  Officers,  Promoters  and  Control Persons;

          Compliance  with  Section  16(a)  of  the  Exchange  Act.

        The  officers  and  directors  of  Gulfport  are  as  follows:

               Name                  Age  Position
               ----                  ---  -------
               Mike  Liddell         50   Chairman of the Board, Chief Executive
                                            Officer,  President  and  Director
               Michael  G.  Moore    47    Vice President  and  Chief  Financial
                                            Officer
               Lisa  Holbrook        33    Vice President,  General  Counsel and
                                             Secretary
              *Robert  E.  Brooks    57    Director
              *David  L.  Houston    51    Director
               Mickey  Liddell       42    Director
              *Dan  Noles            56    Director

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

     Mickey Liddell has served as a director of Gulfport since January 1999. Mr. Liddell is currently a partner in Berlanti-Liddell Entertainment which produces the current WB Network show "Everwood". They are also in development on several other television and film projects. Until 2002, he served as President of Banner Entertainment, Inc., a motion picture production company in Los Angeles, California. Prior to 1994, Mr. Liddell owned and managed wholesale nutrition product stores in Los Angeles. Mr. Liddell received a Bachelor of Arts from the University of Oklahoma in Communications in 1984 and a graduate degree from Parson School of Design in New York, New York in 1987. He is the brother of Mike Liddell and the brother in law of Dan Noles.

     Dan Noles was appointed to the Board of Directors in January of 2000. Mr. Noles has served as the president of Atoka Management Company, an oilfield equipment company, since 1993. Mr. Noles received his Bachelor degree in Finance from the University of Oklahoma in 1970. Mr. Noles is the brother-in-law to Mike Liddell and Mickey Liddell.

Items  10  &  11.  Executive   Compensation,   Security  Ownership   of  Certain
                   Beneficial Owners  and  Management  and  Related  Stockholder
                   Matters

     For information concerning Item 10 - Executive Compensation and Item 11 - Security Ownership of Certain Beneficial owners and Management, see the definitive Information Statement of Gulfport Energy Corporation for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's previous fiscal year and is incorporated herein by this reference (with the exception of portions noted therein that are not incorporated by reference).

Item  12.  Certain  Relationships  and  Related  Transactions

     For information concerning Item 12 - Certain Relationships and Related Transactions, see the definitive Information Statement of Gulfport Energy Corporation for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission with 120 days after the close of the Company's previous fiscal year and is incorporated herein by this reference (with the exception of portions noted therein that are not incorporated by reference).

Item  13.  Exhibits  and  Reports  on  Form  8-K.

     (a)     Exhibits.

     10.1    Credit Agreement dated June 28, 2000 between Registrant and Bank of
             Oklahoma  filed  March  30,  2001  (1)
     10.2    Stock  Option  Plan  filed  March  30,  2001  (1)
     10.3    Credit Agreement dated February 1, 2001 between Registrant and Bank of Oklahoma  (1)
     10.4    Credit Agreement dated May 22, 2001 between Registrant and Gulfport
             Funding,  LLC  (1)
     10.5    Warrant  Agreement  dated  May  22,  2001  between  Registrant  and
             Gulfport Funding,  LLC  (1)
     10.6    Promissory Note dated May 22,  2001 between Registrant and Gulfport
             Funding,  LLC  (1)
     10.7    Confidential Disclosure  Statement Relating to Offer and Sale of Up
             to 10,000  Units  dated  March  29,  2002
     10.8    Credit Agreement dated June 28, 2000 between Registrant and Bank of
             Oklahoma  filed  March  30,  2001  (1)
     10.9    Stock  Option  Plan  filed  March  30,  2001  (1)
     10.10   Credit Agreement  dated  February 1,  2001  between  Registrant and
             Bank  of  Oklahoma  (1)
     10.11   Credit  Agreement  dated  May  22,  2001   between  Registrant  and
             Gulfport Funding,  LLC  (1)
     10.12   Warrant  Agreement  dated  May  22,  2001  between  Registrant  and
             Gulfport Funding,  LLC  (1)
     10.13   Promissory  Note   dated   May  22, 2001   between  Registrant  and
             Gulfport Funding,  LLC  (1)
     10.14   Credit  Agreement  dated  June  28,  2000  between  Registrant  and
             Bank  of  Oklahoma  filed  March  30,  2001  (1)
     10.15   Stock  Option  Plan  filed  March  30,  2001  (1)
     10.16   Credit Agreement dated  February  1,  2001  between  Registrant and
             Bank  of  Oklahoma  (1)
     10.17   Credit  Agreement   dated  May  22,  2001  between  Registrant  and
             Gulfport  Funding,  LLC  (1)
     10.18   Warrant  Agreement  dated  May  22,  2001  between  Registrant  and
             Gulfport  Funding,  LLC  (1)
     10.19   Promissory Note  dated  May  22,  2001  between  Registrant  and  G
             Gulfport  Funding,  LLC  (1)
     14.0    Code of Ethics
    *21      Subsidiaries  of  the  Registrant.
    *23.1    Consent  of  Independent  Auditors.
    *23.2    Consent  of  Netherland,  Sewell  &  Associates,  Inc.

    *24      Power  of  Attorney  (included  on  the  signature  page  hereto).
    *31.1    Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.
    *31.2    Certification of Chief Financial Officer of the Registrant pursuant to Rule  13a-14  (a)  promulgated  under  the  Securities  Exchange
             Act of 1934, as amended.
    *32.1    Certification of Chief Executive Officer of the Registrant pursuant to Rule  13a-14  (b)  promulgated  under  the  Securities  Exchange
             Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
    *32.2    Certification of Chief Financial Officer of the Registrant pursuant to Rule  13a-14  (b)  promulgated  under  the  Securities  Exchange
             Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.


     *       Filed  herewith

     (1) Previously filed as an exhibit to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
             None

(b). Reports  on  Form  8-K

     2.1 No Current Reports on Form 8-K were filed by Gulfport during the last quarter of 2003.

Item  14.  Principal  Accountant  Fees  and  Services

     For information concerning Item 14 - Executive Compensation and Item 11 - Security Ownership of Certain Beneficial owners and Management, see the definitive Information Statement of Gulfport Energy Corporation for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's previous fiscal year and is incorporated herein by this reference (with the exception of portions noted therein that are not incorporated by reference).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   April  14,  2004.



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



Date:   April  14,  2004                By:/s/Mike  Liddell
                                           -------------------------------------
                                           Mike  Liddell,  Chief  Executive
                                             Officer  And  Director


Date:   April  14,  2004                By:/s/Robert  Brooks
                                           -------------------------------------
                                           Robert  Brooks,  Director


Date:   April  14,  2004                By:/s/David  L.  Houston
                                           -------------------------------------
                                           David  L.  Houston,  Director


Date:   April  14,  2004                By:/s/Mickey  Liddell
                                           -------------------------------------
                                           Mickey  Liddell,  Director


Date:   April  14,  2004                By:/s/Dan  Noles
                                           -------------------------------------
                                           Dan  Noles,  Director


Date:   April  14,  2004                By:/s/Michael  G.  Moore
                                           -------------------------------------
                                           Michael  G. Moore, Vice President and
                                             Chief  Financial  Officer

Item  7.  Financial  Statements


                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Independent  Auditors'  Report                                               F-2

Balance  Sheet,  December 31, 2003                                           F-3

Statements  of  Operations, Years Ended December 31, 2003 and 2002           F-4

Statements  of  Common  Stockholders'  Equity,  Years  Ended  December
  31,  2003  and 2002                                                        F-5

Statements  of  Cash Flows, Years Ended December 31, 2003 and 2002           F-6

Notes  to  Financial Statements                                              F-7

                          INDEPENDENT AUDITORS' REPORT


The  Board  of  Directors  and
Stockholders  of  Gulfport  Energy  Corporation:

     We have audited the accompanying balance sheet of Gulfport Energy Corporation (a Delaware corporation) as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of Gulfport's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulfport Energy Corporation as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

     As described in Note 21 to the financial statements, Gulfport changed its method of accounting for asset retirement obligations and its redeemable 12% cumulative preferred stock as required by the provisions of Statement of Financial Accounting Standards No. 143 and 150, respectively.



                                HOGAN  &  SLOVACEK





Oklahoma  City,  OK
April  14,  2004

                          GULFPORT ENERGY CORPORATION

                                  BALANCE SHEET

                                                                  December 31,
                                                                      2003
                                                                  -------------
                                     Assets
Current  assets:
  Cash  and  cash  equivalents                                    $   1,542,000
  Accounts  receivable                                                1,340,000
  Accounts  receivable  -  related  party                               379,000
  Prepaid  expenses  and  other  current  assets                        179,000
                                                                  -------------
      Total  current  assets                                          3,440,000
                                                                  -------------

Property  and  equipment:
  Oil  and  natural  gas  properties                                127,991,000
  Other  property  and  equipment                                     1,912,000
  Accumulated  depletion,  depreciation,  amortization              (77,423,000)
                                                                  -------------
      Property  and  equipment,  net                                 52,480,000
                                                                  -------------

Other  assets                                                         3,060,000
                                                                  -------------

      Total  assets                                               $  58,980,000
                                                                  =============

                      Liabilities and Stockholders' Equity

Current  liabilities:
  Accounts  payable  and  accrued  liabilities                    $   3,274,000
  Accrued  payable  -  royalty  audit                                   212,000
  Asset  retirement  obligation  -  current                             480,000
  Current  maturities  of  long-term  debt                            2,318,000
                                                                  -------------
      Total  current  liabilities                                     6,284,000
                                                                  -------------

Asset  retirement  obligation  -  long-term                           7,356,000
Accrued  payable  -  royalty  audit                                     121,000
Redeemable 12% cumulative preferred stock, Series A, $.01
  par  value, with a redemption and liquidation  value  of
  $1,000 per share;  30,000  authorized, 12,071 issued and
  outstanding  at  December  31,  2003                               12,071,000
                                                                  -------------
      Total  liabilities                                             25,832,000
                                                                  -------------

Commitments  and  contingencies

Preferred  stock,  $.01  par  value;  5,000,000  authorized
  at  December  31,  2003,  none  issued                                      -

Common  stockholders'  equity:
  Common  stock  -  $.01  par  value,  20,000,000  authorized,
    10,146,566 issued and outstanding at December  31,  2003            101,000
  Paid-in  capital                                                   84,192,000
  Accumulated  deficit                                              (51,145,000)
                                                                  -------------
      Total  stockholders'  equity                                   33,148,000
                                                                  -------------

      Total  liabilities  and  stockholders'  equity              $  58,980,000
                                                                  =============


                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                            STATEMENTS OF OPERATIONS

                                                       Year Ended December 31,
                                                    ---------------------------
                                                         2003           2002
                                                    ------------   ------------
Revenues:
  Gas  sales                                        $    498,000   $    379,000
  Oil  and  condensate  sales                         15,311,000     11,450,000
  Other  income                                          138,000        305,000
                                                    ------------   ------------
                                                      15,947,000     12,134,000
                                                    ------------   ------------

Costs  and  expenses:
  Operating  expenses                                  5,886,000      5,163,000
  Production  taxes                                    1,882,000      1,311,000
  Depreciation, depletion, and amortization            4,637,000      3,386,000
  General  and  administrative                         1,843,000      1,873,000
                                                    ------------   ------------
                                                      14,248,000     11,733,000

INCOME  FROM  OPERATIONS:                              1,699,000        401,000
                                                    ------------   ------------

OTHER  (INCOME)  EXPENSE:
  Accretion  expense                                     393,000              -
  Interest  expense                                      112,000        181,000
  Interest expense - preferred stock                     875,000              -
  Interest  income                                       (30,000)       (61,000)
  Proceeds  from  Litigation  Trust                            -       (160,000)
                                                    ------------   ------------
                                                       1,350,000        (40,000)
                                                    ------------   ------------

INCOME  (LOSS)  BEFORE  INCOME  TAXES                    349,000        441,000
                                                    ------------   ------------

INCOME  TAX  EXPENSE  (BENEFIT):
  Current                                                490,000        176,000
  Deferred                                              (490,000)      (176,000)
                                                    ------------   ------------
                                                               -              -
                                                    ------------   ------------


NET INCOME (LOSS) BEFORE  EFFECT  OF  CHANGE  IN
ACCOUNTING  PRINCIPLE                                    349,000        441,000

Cumulative  effect  of  change  in
accounting  principle                                    270,000              -
                                                    ------------   ------------
NET  INCOME  (LOSS)                                      619,000        441,000
                                                    ------------   ------------


Less:  Preferred  stock  dividends                      (838,000)    (1,066,000)
                                                    ------------   ------------

NET  INCOME  (LOSS)  AVAILABLE  TO
  COMMON  STOCKHOLDERS                              $   (219,000)  $   (625,000)
                                                    ============   ============

NET INCOME (LOSS) PER COMMON SHARE  -  BASIC:
Per  common  share  before  effect  of  change
  in  accounting  principle                         $      (0.05)  $      (0.06)
Effect  per  common  share  of  change  in
  accounting  principle                                     0.03              -
                                                    ------------   ------------

                                                    $      (0.02)  $      (0.06)
                                                    ============   ============

NET INCOME (LOSS) PER COMMON SHARE  -  DILUTED:
Per  common  share  before  effect  of  change
  in  accounting  principle                         $      (0.05)  $      (0.06)
Effect  per  common  share  of  change  in
  accounting  principle                                     0.03              -
                                                    ------------   ------------

                                                    $      (0.02)  $      (0.06)
                                                    ============   ============


                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                    Statements of Common Stockholders' Equity


                                                                Additional
                                            Common Stock          Paid-in      Accumulated
                                        Shares        Amount      Capital        Deficit
                                      ----------    --------    ----------    -------------
Balance  at  December  31,  2001      10,146,566    $101,000    $84,192,000   $(50,301,000)

  Net  income                                  -           -              -        441,000

  Preferred  stock  dividends                  -           -              -     (1,066,000)
                                      ----------    --------    -----------   ------------

Balance  at  December  31,  2002      10,146,566    $101,000    $84,192,000   $(50,926,000)

  Net  income                                  -           -              -        619,000

  Preferred  stock  dividends                  -           -              -       (838,000)
                                      ----------    --------    -----------   ------------

Balance  at  December  31,  2003      10,146,566    $101,000    $84,192,000   $(51,145,000)
                                      ==========    ========    ===========   ============


                 See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                            Statements of Cash Flows

                                                       Year Ended December 31,
                                                    ---------------------------
                                                         2003           2002
                                                    ------------   ------------
Cash  flows  from  operating  activities:
  Net  income                                       $    619,000   $    441,000
  Adjustments  to  reconcile  net  income  to
    net cash provided by operating activities:
    Cumulative effect of change in accounting
      principle                                         (270,000)             -
    Accretion  of  discount                              393,000              -
    Interest  expense  -  preferred  stock               875,000              -
    Depletion,  depreciation  and  amortization        4,631,000      3,366,000
    Amortization  of  debt  issuance  costs                6,000         20,000
    Changes in operating assets and liabilities:
      Decrease in insurance settlement receivable      2,510,000              -
      Decrease (increase) in accounts receivable         493,000       (682,000)
      (Increase) decrease in accounts receivable -
        related party                                   (321,000)        47,000
      Decrease  in  prepaid  expenses                     26,000         31,000
      Increase  in  accounts  payable
        and  accrued  liabilities                        420,000        807,000
                                                    ------------   ------------
Net cash provided by operating activities              9,382,000      4,030,000
                                                    ------------   ------------

Cash  flows  from  investing  activities:
  (Additions) to cash held in escrow                    (235,000)      (242,000)
  (Additions)  to  other  property,  plant
    and  equipment                                       (40,000)       (16,000)
  (Additions)  to  oil  and  gas  properties         (10,145,000)    (8,513,000)
  Expenditures  related  to  oil  and  gas
    properties  due  to  hurricane                      (707,000)      (133,000)
                                                    ------------   ------------
Net  cash  used in investing activities              (11,127,000)    (8,904,000)
                                                    ------------   ------------

Cash  flows  from  financing  activities:
  Borrowings  on  note  payable                        2,200,000              -
  Principal  payments  on borrowings                     (22,000)    (1,123,000)
  Proceeds from issuance of preferred stock                    -      6,029,000
                                                    ------------   ------------
Net cash provided by financing activities              2,178,000      4,906,000
                                                    ------------   ------------

Net increase in cash and cash equivalents                433,000         32,000

Cash and cash equivalents at beginning of period       1,109,000      1,077,000
                                                    ------------   ------------

Cash  and  cash  equivalents  at  end  of  period   $  1,542,000   $  1,109,000
                                                    ============   ============

Supplemental disclosure of cash flow information:
  Interest  payments                                $    112,000   $     42,000
                                                    ============   ============

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

  Repayment  of  accrued  interest  due  on
    note  payable to  related  party  through
    issuance  of  Series  A
      Preferred  Stock                              $          -   $    263,000
                                                    ============   ============

  Payment of Series A Preferred Stock dividends
    through issuance of Series A Preferred Stock    $    838,000   $  1,066,000
                                                    ============   ============


                 See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

Oil  and  Gas  Properties

     The Company uses the Full Cost method of accounting for oil and gas operations. Accordingly, all costs, including nonproductive costs and certain general and administrative costs associated with acquisition, exploration and development of oil and gas properties, are capitalized. Net capitalized costs are limited to the estimated future net revenues, after income taxes, discounted at 10% per year, from proven oil and gas reserves and the cost of the properties not subject to amortization. Such capitalized costs, including the estimated future development costs and site remediation costs, if any, are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six MCF of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and gas reserves. Oil and gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled $1,600 at December 31, 2003. These costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by Gulfport and other operators, the terms of oil and gas leases not held by production, and available funds for exploration and development.

Other  Property  and  Equipment

     Depreciation of other property and equipment is provided on a straight-line basis over estimated useful lives of the related assets, which range from 7 to 30 years.

Reclassifications

     Certain reclassifications have been made to the 2002 financial statement presentation in order to conform to the 2003 financial statement presentation.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                    CONTINUED


Net  Income  (Loss)  per  Common  Share

     Basic net income (loss) per common share is computed by dividing income or loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Diluted net loss per common share does not reflect dilution from potential common shares, because to do so would be anti-dilutive. Calculations of basic and diluted net income (loss) per common share are illustrated in Note 16.

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

Revenue  Recognition

     Gas revenues are recorded in the month produced using the entitlement method, whereby any production volumes received in excess of the Company's ownership percentage in the property are recorded as a liability. If less than Gulfport's entitlement is received, the underproduction is recorded as a receivable. There is no such liability or asset recorded at December 31, 2003. Oil revenues are recognized when ownership transfers, which occurs in the month produced.

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

Segment  Information

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                    CONTINUED

     The Company's only revenue generating activity is the production and sale of oil and gas from properties located on the Louisiana Gulf Coast. Therefore, no reporting of business segments has been included in these financial statements or the notes thereto.


2.     INSURANCE  SETTLEMENT  RECEIVABLE

     Hurricane Lili hit the southern gulf coast of Louisiana on October 3, 2002 with estimated sustained winds over 120 miles per hour and a 9-1/2 foot tidal surge. The eye of the hurricane came on shore directly East of Gulfport's WCBB field. The storm caused significant damage to the Company's production facilities and the WCBB field. The total cost to restore production to the field was estimated by the Company's personnel and insurance carrier to be $3,510,000. As of December 31, 2003, the Company had received the $3,510,000 in insurance settlement proceeds. Hurricane related repairs for the years ended December 31, 2003 and 2002, were $707,000 and $1,133,000 respectively.

3.     ACCOUNTS  RECEIVABLE  -  RELATED  PARTY

     Included in the accompanying December 31, 2003 balance sheet are amounts receivable from entities that have similar controlling interests as those controlling the Company. These receivables represent amounts billed by the Company for general and administrative functions performed by Gulfport's personnel on behalf of the related party companies. At the end of 2003, this receivable amount totaled $379,000.

4.     PROVISION  FOR  ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

     A summary of the activity in the allowance for doubtful accounts for the year ended December 31, 2003 is as follows:

          Balance,  beginning  of  the  year      $      239,000
          Provision  for  bad  debts                           -
          Bad  debts  written  off                      (239,000)
                                                  --------------
          Balance,  end  of  year                 $            -
                                                  ==============

     Charges to bad debt expense totaling $7,000 were made during the year ended December 31, 2003. The Company wrote off a receivable of $246,000 during the year resulting in bad debt expense of $7,000 after fully utilizing the provision for allowance for doubtful accounts of $239,000. Charges to bad debt expense for the year ended December 31, 2002 were $87,000.


5.     PROPERTY  AND  EQUIPMENT

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                    CONTINUED


     The major categories of property and equipment and related accumulated depreciation, depletion and amortization as of December 31, 2003 are as follows:

          Oil  and  gas  properties                 $    127,991,000
          Office  furniture  and  fixtures                 1,435,000
          Building                                           217,000
          Land                                               260,000
                                                    ----------------

          Total  property  and  equipment                129,903,000

          Accumulated  depreciation,  depletion,
            amortization  and  impairment  reserve       (77,423,000)
                                                    ----------------

          Property  and  equipment,  net            $     52,480,000
                                                    ================

     Included in oil and gas properties at December 31, 2003 are $2,113,000 in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management's estimate of costs incurred directly related to exploration and development activities such as geological costs and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred.

6.      OTHER  ASSETS

     Other  assets  as  of  December  31,  2003  consist  of  the  following:

          Plugging and abandonment escrow account
            on  the  WCBB  properties  (Note  8)        $      2,749,000
          CD's securing letter of credit                         200,000
          Deposits                                               111,000
                                                        ----------------

                                                        $      3,060,000
                                                        ================

7.     ACCRUED  PAYABLE  -  ROYALTY  AUDIT

     During the third quarter of 2002, the Company underwent a royalty audit which was conducted by the State of Louisiana. The audit covered the period from January 1, 1999 through December 31, 2001. The Company was notified during the fourth quarter of 2002 that the total amount to be paid as a result of the audit was $492,000, including $146,000 in penalties and interest. As of December 31, 2003, the liability was $333,000. Amounts to be paid in the next twelve months total $212,000 and have been classified as "Accrued payable -

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                    CONTINUED


royalty audit" in the current liability section of the accompanying balance sheet. The portion of the liability that will be due in periods beginning after the next twelve months total $121,000 and have been classified as "Accrued payable - royalty audit" in the non-current liability section of the accompanying balance sheet.

8.     LONG-TERM  DEBT

       Long-term  debt  as  of  December  31,  2003  is  as  follows:

       Building  loan                                         $        118,000
       Amounts borrowed under line of credit (Note 10)               2,200,000
                                                              ----------------
                                                                     2,318,000

       Less  -  current  maturities  of  long  term  debt            2,318,000
                                                              ----------------

       Debt  reflected  as  long  term                        $              -
                                                              ================

     All  debt  outstanding  as  of  December  31, 2003 will mature during 2004.

Building  Loan

     The building loan of $118,000 relates to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company's Louisiana headquarters. The building is 12,480 square feet with approximately 6,180 square feet of finished office area and 6,300 square feet of warehouse space. This building allows Gulfport to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

9.     NOTE  PAYABLE  -  RELATED  PARTY

     On March 29, 2002, the outstanding balance of the Company's note payable to Gulfport Funding, LLC ("Gulfport Funding"), along with all accumulated interest due on the note, were retired through Gulfport Funding's participation in the Company's Private Placement Offering as described in Note 11.

10.    REVOLVING  LINE  OF  CREDIT

     The Company maintains a line of credit with Bank of Oklahoma, under which the Company may borrow up to $2,300,000. Amounts borrowed under the line bear interest at Chase Manhattan Prime plus 1%, with payments of interest on outstanding balances due monthly. Any principal amounts borrowed under the line will be due on July 1, 2004. As of December 31, 2003, $2,200,000 had been borrowed under this line.

11.    COMMON  STOCK  OPTIONS,  WARRANTS  AND  CHANGES  IN  CAPITALIZATION

Options

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                    CONTINUED


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

     The Company accounts for stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Presented below is a summary of the status of stock options and related activity for the years ended December 31, 2003 and 2002:

                                                                   Weighted
                                                                    Average
                                                                Exercise Price
                                                       Shares     per Share
                                                      -------   ---------------
     Options  outstanding  at  December  31,  2001    607,337     $     2.00
       Granted                                         20,000           2.00
       Exercised                                            -              -
       Forfeited/expired                                    -              -
                                                      -------     ----------
     Options  outstanding  at  December  31,  2002    627,337     $     2.00
       Granted                                              -              -
       Exercised                                            -              -
       Forfeited/expired                                    -              -
                                                      -------     ----------
     Options  outstanding  at  December  31,  2003    627,337     $     2.00
                                                      =======     ==========

     All options granted, exercised and outstanding have an exercise price of $2.00.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and an expected life of 5 years. No options were granted during the year ended December 31, 2003.

     Options outstanding at December 31, 2003 totaled 627,337. Of this total, 612,520 options were exercisable at December 31, 2003, with the remaining options vesting in future periods.


Warrants

     In accordance with the origination of the note payable to Gulfport Funding (retired during 2002 as discussed in Note 9), the Company issued 108,625 warrants to CD Holdings, LLC. The exercise price of these warrants is $5.25 and was estimated as the average closing price of the Company's common stock for the

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                    CONTINUED


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

Private  Placement  Offering

     In March 2002, the Company commenced a Private Placement Offering of $10,000,000 consisting of 10,000 Units. Each Unit consists of (i) one share of Cumulative Preferred Stock, Series A, of the Company (Preferred) and (ii) a warrant to purchase up to 250 shares of common stock, par value $0.01 per share of the Company. Dividends accrue on the Preferred prior to the mandatory redemption date at the rate of 12% per annum payable quarterly in cash or, at the option of the Company for a period not to exceed two (2) years from the closing date, payable in whole or in part in additional shares of the Preferred based on the liquidation preference of the Preferred at the rate of 15% per annum. No other dividends shall be declared or shall accrue on the Preferred. To the extent funds are legally available, the Company is obligated to declare and pay the dividends on the Preferred. The Warrants have a term of ten years and an exercise price of $4.00. The Company is required to redeem the Preferred on the fifth anniversary of the first issuance and the Company may at its sole option, choose to redeem the Preferred at any time before the fifth anniversary of the issuance. Accordingly, the Preferred issued in connection with this Offering is treated as redeemable stock on the Company's balance sheet.

     Two-thirds of the Preferred Stockholders can affect any Company action, which would effect their preference position. The Preferred cannot be sold or transferred by its holders, subject to certain exceptions. The Company granted to holders of the Warrants certain demand and piggyback registration rights with respect to shares of common stock issuable upon exercise of the warrants.

     The Offering was made available to stockholders (some of whom were affiliates) of the Company as of December 31, 2001 and who were accredited investors. Purchasers were able to participate up to their pro rata share of ownership in the Company as of December 31, 2001. The offering's initial closing began March 29, 2002 and continued until April 15, 2002, with a total subscription of $9,292,000 or 9,291.85 units.

     On March 29, 2002, Gulfport Funding, LLC, participated in the Offering through a conversion of its $3,000,000 loan along with the accumulated interest due from the Company for 3,262.98 Units. Additionally, on March 29, 2002 multiple entities controlled by the Company's majority shareholder initially funded a share of the Offering in the amount of $2,738,000.

12.     DIVIDENDS  ON  SERIES  A  PREFERRED  STOCK

     As discussed in Note 11, the Company may, at its option, accrue additional shares of Preferred for the payment of dividends at a rate of 15% per annum during the initial two years following the closing date of its Offering. The

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                    CONTINUED


Company has chosen to do so for the quarterly periods ending March 31, June 30, September 30, and December 31, 2003 and has therefore accrued additional shares payable totaling 838,000 at December 31, 2003 related to the Preferred Stock Series A shares issued and outstanding during those time periods. Subsequent to the adoption of SFAS 150 in the third quarter (see Note 21), the dividends were recognized as interest expense. The $875,000 shown as "Interest expense - preferred stock" in the accompanying statement of operations represents the dividends accrued on the Preferred Stock Series A for the quarterly periods ended September 30 and December 31, 2003. These dividends payable were calculated based upon the Preferred's $1,000 per share redemptive value and are reflected as "Series A preferred stock" in the accompanying balance sheet. Beginning with the period ended June 30, 2004, the Company will be required to pay cash dividends at a rate of 12% per annum on the Series A Preferred Stock.

13.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     All financial instruments carried as assets and liabilities on the accompanying balance sheet at December 31, 2003 are carried at cost, which approximates market value. The outstanding shares of Series A preferred stock have been stated on the accompanying balance sheet at their redemptive value of $1,000 per share.

14.     CASTEX  BACK-IN

     Gulfport sold its interest in the Bayou Penchant, Bayou Pigeon, Deer Island and Golden Meadow fields to Castex Energy 1996 Limited Partnership (Castex) effective April 1, 1998 subject to a 25% reversionary interest in the partnership after Castex had received 100% of the initial investment. Castex informed Gulfport that the investment had paid out effective September 1, 2001. In lieu of a 25% interest in the partnership, Gulfport elected to take a proportionately reduced 25% working interest in the properties. During March 2002, the Company received approximately $220,000 from Castex which the Company believes consists of sales income for the period after payout net of operating expenses, although the Company has not received confirmation of such. As a result, this amount received has been included in the accompanying statements of operations for the year ended December 31, 2002 as "Other income". The Company received an additional $66,000 from Castex in March of 2003, which is also included in the accompanying statement of income for the year ended December 31, 2003 as "Other Income".

15.     INCOME  TAXES

     A reconciliation of the statutory federal income tax amount to the recorded expense follows:

                                                   2003            2002
                                            ---------------   ---------------
Income  before  federal  income  taxes      $       349,000   $       441,000
                                            ---------------   ---------------

Expected  income  tax  at  statutory  rate          140,000           176,000
Increase in tax resulting from interest
  expense  not  tax  deductible                     350,000                 -
Provision  for  income  taxes                       490,000           176,000
Net  operating  loss  carryforward
  utilized                                         (490,000)         (176,000)
Other  deferred  tax  assets utilized                     -                 -
                                            ---------------   ---------------

Income  tax  expense  recorded              $             -   $             -
                                            ===============   ===============

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                    CONTINUED


     Subsequent to the adoption of SFAS 150, the Company recognized interest expense of $875,000 for the year ended December 31, 2003. This interest is not deductible for tax purposes. This resulted in a taxable difference of $350,000 when the interest expense is applied to the statutory rate of 40%. The difference in taxable income is fully nullified by the Company's net operating loss carryforward.

The tax effects of temporary differences and net operating loss carryforwards, which give rise to deferred tax assets at December 31, 2003 are estimated as follows:

                                                   2003              2002
                                            ---------------   ---------------
Net operating loss carryforward             $    39,349,000   $    36,356,000
Oil and gas property basis difference             5,564,000        12,540,000
                                            ---------------   ---------------
Total deferred tax asset                         44,913,000        48,896,000
Valuation allowance                             (44,913,000)      (48,896,000)
                                            ---------------   ---------------

Net deferred tax asset (liability)          $             -   $             -
                                            ===============   ===============

     The Company has an available tax net operating loss carry forward estimated at approximately $98,372,000 as of December 31, 2003. This carryforward will begin to expire in the year 2013.

16.     NET  INCOME  (LOSS)  PER  COMMON  SHARE

     A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the table below:

                                                 2003                                  2002
                                ----------------------------------     ----------------------------------
                                                              Per                                    Per
                                Income (loss)     Shares     Share     Income (loss)     Shares     Share
                                -------------------------------------------------------------------------
Basic:
  Income before effect of change
    in accounting principle      $  349,000                             $   441,000
  Less:  preferred stock
    dividends                      (838,000)                             (1,066,000)
                                 ----------                             -----------
                                 $ (489,000)    10,146,566  $(0.05)     $  (625,000)   10,146,566    $(0.06)
                                                            ======                                   ======

Effect of change in
  accounting principle              270,000     10,146,566    0.03                -    10,146,566         -
                                 ----------                 -----       -----------                  ------
                                 $ (219,000)                $(0.02)     $  (625,000)                 $(0.06)
                                 ==========                 ======      ===========                  ======

Effect of dilutive securities:
  Stock options                                          0                                      0
                                                ==========                             ==========

     The Company recorded a net loss from continuing operations after preferred stock dividends for the years ended December 31, 2003 and 2002. Due to this, no potentially dilutive shares were used in the computation of dilutive earnings per share as the use of such shares would be anti-dilutive.

17.     RELATED  PARTY  TRANSACTIONS

     In the ordinary course of business, the Company conducts business activities with a substantial number of its shareholders.

     DLB Oil & Gas, Inc. ("DLB") and Wexford Management LLC ("Wexford") were, along with Gulfport, co-proponents in a 1997 plan of reorganization. During

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                    CONTINUED


April of 1998, DLB distributed all of its shares in the Company to its shareholders prior to DLB's acquisition by Chesapeake Energy Corporation. As a result of this distribution, Charles Davidson, Mike Liddell and Mark Liddell collectively received 37.5% of the Company's stock. As of December 31, 2003, Wexford and its affiliates owned approximately 17.7% of Gulfport's issued outstanding stock. Charles Davidson, Mike Liddell and the Estate of Mark Liddell own collectively 52.6% of the Company's outstanding stock as of December 31, 2003.

18.     COMMITMENTS

Office  Lease

     On August 8, 2002, the Company executed a 60-month lease on 12,035 square feet of office space which commenced on November 15, 2002. Payments due under the lease during its term are as follows:

                         For the year ended December 31,
                           2004      $        217,000
                           2005               217,000
                           2006               217,000
                           2007               162,000
                                     ----------------
                                     $        813,000
                                     ================

     Payments made under this lease during the year ended December 31, 2003 totaled $217,000. Rental expense for all operating leases for the years ended December 31, 2003 and 2002 totaled $233,000 and $165,000, respectively.

Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March, 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. ChevronTexaco retained a security interest in production from these properties until abandonment obligations to ChevronTexaco have been fulfilled. Beginning in 2007, the Company can access it for use in plugging and abandonment charges associated with the property. As of December 31, 2003, the plugging and abandonment trust totaled approximately $2,749,000, including interest received during 2003 of approximately $14,000. The Company has plugged 132 wells at WCBB since it began its plugging program in 1997.

     In July 2002, the Company commenced its plugging commitment program for the twelve-month period ending March 31, 2003. As of the date of this filing, the pluggings were completed. A total of 22 wells were plugged.

     In January 2004, the Company commenced its plugging commitment program for the twelve-month period ending March 31, 2004. As of the date of this filing, the pluggings were completed. A total of 20 wells were plugged.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                    CONTINUED


Texaco  Global  Settlement

     Pursuant to the terms of a global settlement between Texaco and the State of Louisiana which includes the State Lease No. 50 portion of Gulfport's East Hackberry Field, Gulfport was obligated to commence drilling a well or other qualifying development operation on certain non-producing acreage in the field prior to March 1998. Because of prevailing market conditions during 1998, the Company believed it was commercially impractical to shoot seismic or commence drilling operations on the subject property. As a result, Gulfport has agreed to surrender approximately 440 non-producing acres in this field to the State of Louisiana. At December 31, 2003, Gulfport was in the process of releasing these properties to the State of Louisiana.

Contributions  to  401(k)  Plan

     Gulfport sponsors a 401(k) and Profit Sharing plan under which eligible employees may contribute up to 15% of their total compensation through salary deferrals. Also under these plans, the Company will make a contribution each calendar year on behalf of each employee equal to at least 3% of his or her salary, regardless of the employee's participation in salary deferrals. During the years ended December 31, 2003 and 2002, Gulfport incurred $71,000 and $56,000, respectively, in contributions expense related to this plan.

Employment  Agreement

     At December 31, 2003, Gulfport had an employment agreement with its Chief Executive Officer. This agreement expires June 1, 2004, and calls for an annual salary of $200,000, which may be adjusted for cost of living increases.


19.     CONTINGENCIES

Other  Litigation

     The Company has been named as a defendant on various other litigation matters. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations for the periods presented in the financial statements.

Concentration  of  Credit  Risk

     Gulfport operates in the oil and gas industry principally in the state of Louisiana with sales to refineries, re-sellers such as pipeline companies, and local distribution companies. While certain of these customers are affected by periodic downturns in the economy in general or in their specific segment of the oil and gas industry, Gulfport believes that its level of credit-related losses due to such economic fluctuations has been immaterial and will continue to be immaterial to the Company's results of operations in the long term. During 2003, Gulfport wrote off bad debts of $7,000. Bad debt expense of $87,000 was incurred during 2002.

     The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                    CONTINUED


$100,000. At December 31, 2003 Gulfport held cash in excess of insured limits in these banks totaling $1,442,000.

     During the year ended December 31, 2003, approximately 99% of Gulfport's revenues from oil and gas sales were attributable to three purchasers: Shell Trading Company, Apache Corporation, and ChevronTexaco. During the year ended December 31, 2002, approximately 87% of Gulfport's revenues from oil and gas sales were attributable to Gulfmark Energy Inc.

20.     LITIGATION  TRUST  ENTITY

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

During 2002, Gulfport received $160,000 in proceeds from the Litigation Trust. No proceeds were received from the Litigation Trust in 2003.

21.     ACCOUNTING  PRONOUNCEMENTS

SFAS  No.  143

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                    CONTINUED


either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company was required to implement SFAS No. 143 beginning January 1, 2003.

     On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed into service. When the liability is initially recorded, the Company will increase the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. The accretion of the asset retirement obligation resulted in an expense of $393,000 for the year ended December 31, 2003, as shown in the accompanying statement of operations. Any difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability will be recognized as a gain or loss in the Company's earnings. The asset retirement obligation is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that will be required in future periods due to the availability of additional information, including prices for oil field services, technological changes, governmental requirements and other factors. Upon adoption of SFAS No. 143, the Company recorded a net benefit of $.27 million as the cumulative effect of a change in accounting principle. The non-cash transition adjustment increased oil and natural gas properties and asset retirement obligations by $7.59 million and $7.37 million, respectively, and decreased accumulated depreciation by $.05 million.

     The asset retirement obligation recognized by the Company at December 31, 2003, relates to the estimated costs to dismantle and abandon its investment in producing oil and gas properties and the related facilities. Of the total asset retirement liability, $480,000 that has been classified as short-term is the estimated portion of the total liability to be settled during the next year as the Company meets its plugging and abandonment requirements as discussed in Note 18.

     The pro forma asset retirement obligation as of December 31, 2002, was $7.37 million. Pro forma net income for the period December 31, 2002, assuming SFAS No. 143 had been applied retroactively, is shown in the following table:

                                                          December 31, 2002
                                                          -----------------
     Net income available  to  common  stockholders  -
       As  reported                                       $      (625,000)
       Pro  forma                                                (340,000)

     Net  income  per  common  share  -
       As  reported,  basic                               $         (0.06)
       Pro  forma,  basic                                           (0.03)
       As  reported,  diluted                                       (0.06)
       Pro  forma,  diluted                                         (0.03)

SFAS  No.  150

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                    CONTINUED


     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has recorded a liability related to the Series A Preferred Stock of $12,071,000. Previously, the Series A Preferred Stock had been classified on the balance sheet between total liabilities and equity. This amount represents the 12,071 preferred shares issued and outstanding as of December 31, 2003, at the redemption and liquidation value of $1,000 per share. In the opinion of management, the $1,000 per share redemption and liquidation value approximates fair value. The shares are mandatorily redeemable on the fifth anniversary of the first issuance of Series A Preferred Stock.

22.     SUBSEQUENT EVENT

     The Board of Directors has determined that if a sale of WCBB is not consummated that it is in the best interests of the Company to conduct an equity offering. The Board has approved a registered rights offering in the amount of $12.0 million dollars. The Rights Offering will be backstopped by the company's principal shareholder. As a result, the company is guaranteed proceeds of $12.0 million if the Offering is commenced for a commitment fee of 2%. Therefore, the Company shall have required liquidity either through the sale of the property or the proceeds from the Rights Offering.

23. SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)

     The following is historical revenue and cost information relating to the Company's oil and gas operations located entirely in the southeastern United
States:



Capitalized  Costs  Related  to  Oil  and  Gas  Producing  Activities

                                                            2003
                                                       --------------
          Proven  Properties                           $  127,991,000
          Accumulated  depreciation,  depletion
            amortization  and  impairment  reserve        (76,158,000)
                                                       --------------

          Proven  properties,  net                     $   51,833,000
                                                       ==============

Costs  Incurred  in  Oil and Gas Property Acquisition and Development Activities

                                                      2003           2002
                                                 ------------    ------------
Acquisition                                      $          -    $     63,000
Development  of  Proved
  Undeveloped  Properties                           6,320,000       5,270,000
Exploratory                                                 -         126,000
Recompletions/Workovers                             3,825,000       3,054,000
                                                 ------------    ------------
    Total                                        $ 10,145,000    $  8,513,000
                                                 ============    ============

Results  of  Operations  for  Producing  Activities

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                    CONTINUED


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

                                                         2003           2002
                                                     -----------    -----------
Revenues                                             $15,809,000    $11,829,000
Production  costs                                     (7,768,000)    (6,474,000)
Depletion                                             (4,421,000)    (3,106,000)
                                                     -----------    -----------
                                                       3,620,000      2,249,000
                                                     -----------    -----------

Income  tax  expense
  Current                                              1,448,000        900,000
  Deferred                                            (1,448,000)      (900,000)
                                                     -----------    -----------
                                                               -              -
                                                     -----------    -----------

Results  of  operations
  from  producing  activities                        $ 3,620,000    $ 2,249,000
                                                     ===========    ===========

Oil  and  Gas  Reserves

     The following table presents estimated volumes of proven and proven undeveloped oil and gas reserves as of December 31, 2003 and 2002 and changes in proven reserves during the last two years, assuming continuation of economic conditions prevailing at the end of each year. Volumes for oil are stated in thousands of barrels (MBbls) and volumes for gas are stated in millions of cubic feet (MMCF). The weighted average prices at December 31, 2003 used for reserve report purposes are $32.52 and $6.19, adjusted by lease for transportation fees and regional price differentials, fixed price contracts, and for oil and gas reserves, respectively.

     Gulfport emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                    CONTINUED


                                                  2003               2002
                                           ----------------    ----------------
                                             Oil       Gas       Oil      Gas
                                           ------    ------    ------    ------
         Proven  Reserves
           Beginning  of  the  period      23,005    18,510    24,823    24,725
           Purchases  in  oil  and  gas
             reserves  in  place              377       555         -         -
           Extensions,  discoveries  and
             other  additions                   -         -         -         -
           Revisions  of  prior  reserve
             estimates                     (2,928)   (5,417)   (1,354)   (6,112)
          Current  production                (571)     (123)     (464)     (103)
          Sales  of  oil  and  gas
            reserves  in place                  -         -         -         -
                                           ------    ------    ------    ------

          End  of  period                  19,883    13,525    23,005    18,510
                                           ======    ======    ======    ======

          Proven  developed  reserves       1,790     1,258     3,232     3,773
                                           ======    ======    ======    ======

Discounted  Future  Net  Cash  Flows

     Estimates of future net cash flows from proven oil and gas reserves were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing activities." The following tables present the estimated future cash flows, and changes therein, from Gulfport's proven oil and gas reserves as of December 31, 2003 and 2002, assuming continuation of economic conditions prevailing at the end of each year.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proven Oil and Gas Reserves

                                                      Year ended December 31,
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------
Future  cash  flows                                 $ 715,751,000  $ 768,573,000
Future  development  costs                           (128,487,000)  (130,762,000)
Future  production  costs                            (104,677,000)   (87,370,000)
Future  production  taxes                             (81,866,000)   (87,692,000)
                                                    -------------  -------------
Future  net  cash  flows  before  income  taxes       400,721,000    462,749,000
10% discount to  reflect  timing  of  cash  flows    (191,182,000)  (217,417,000)
                                                    -------------  -------------

Discounted  future  net  cash  flows                  209,539,000    245,332,000
Future  income  taxes,  net  of  10%  discount        (15,530,000)   (34,294,000)
                                                    -------------  -------------

Standardized  measure  of  discounted  future
  net  cash  flows                                   $194,009,000   $211,038,000
                                                     ============   ============

     In order to develop it's proved undeveloped reserves according to the drilling schedule used by the engineers in Gulfport's reserve report, the Company will need to spend $6,605,900, $13,266,000 and $16,058,000 during years 2004, 2005 and 2006 respectively.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proven Oil and Gas Reserves

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                    CONTINUED

                                                      Year ended December 31,
                                                        2003            2002
                                                  -------------   -------------
Sales and transfers of oil  and  gas  produced,
  net  of  production  costs                      $  (8,041,000)  $  (5,355,000)
Net  changes  in  prices  and  production  costs     11,592,000     265,326,000
Acquisition of oil and gas reserves in place,
  less  related  production  costs                   15,340,000               -
Extensions,  discoveries  and  improven
  recovery,  less  related  costs                             -               -
Revisions of previous quantity estimates, less
  related  production  costs                        (80,919,000)    (45,538,000)
Sales  of  reserves  in  place                                -               -
Accretion  of  discount                              26,235,000     (99,498,000)
Net  changes  in  income  taxes                      18,764,000     (32,819,000)
Other                                                         -               -
                                                  -------------   -------------
Total  change  in  standardized  measure  of
  discounted  future  net  cash  flows            $ (17,029,000)  $  82,116,000
                                                  =============   =============

     The standardized measure includes a deduction of $138,200 from the P.W. 10% value of the reserves to reflect the cumulative effect of hedges in place at year-end for future periods as calculated at the time of the reserve report using year-end SEC pricing.

     Comparison of Standardized Measure of Discounted Future Net Cash Flows to the Net Carrying Value of Proven Oil and Gas Properties at December 31, 2003 is as follows:

                                                       2003            2002
                                                   ------------    ------------
Standardized  measure  of  discounted  future
  and  net  cash  flows                            $194,009,000    $211,038,000

Proven oil and gas properties                       127,991,000     109,480,000
Less  accumulated  depreciation,  depletion,
  amortization  and impairment  reserve             (76,158,000)    (71,791,000)
                                                   ------------    ------------

Net  carrying  value  of  proven  oil
  and gas properties                                 51,833,000      37,689,000
                                                   ------------    ------------
Standardized  measure  of  discounted
  future  net cash  flows  in  excess  of
  net  carrying  value  of  proven  oil  and
  gas  properties                                  $142,176,000    $173,349,000
                                                   ============    ============