Form 10QSB
period 2004-03-31
GULFPORT ENERGY CORP
filed 2004-05-18
CIK 874499

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                        Commission File Number 000-19514


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

     As  of  May 14, 2004, 10,146,566 shares of common stock were outstanding.

     Transitional Small Business Disclosure  Format (check one): Yes [ ]  No [X]

                          GULFPORT ENERGY CORPORATION

                                TABLE OF CONTENTS

                          FORM 10-QSB QUARTERLY REPORT


PART  I     FINANCIAL  INFORMATION

  Item  1  Financial  Statements

    Balance  Sheet  at  March  31,  2004  (unaudited)                          4

    Statements  of  Income for  the  Three  Month  Periods  Ended
      March  31,  2004  and  2003  (unaudited)                                 5

    Statements  of  Common  Stockholders'  Equity  for  the Three
      Months Ended March  31,  2004  and  2003  (unaudited)                    6

    Statements  of  Cash  Flows  for  the  Three  Months  Ended
      March  31,  2004  and  2003  (unaudited)                                 7

    Notes  to  Financial  Statements                                           8

  Item  2  Management's  Discussion  and  Analysis  of  Financial
           Condition  and  Results  of  Operations                            14

  Item  3  Controls  and  Procedures                                          24



PART  II    OTHER  INFORMATION

  Item  1  Legal  Proceedings                                                 25

  Item  2  Changes  in  Securities and Small Business Issuer
           Purchases of Equity Securities                                     25

  Item  3  Defaults  upon  Senior  Securities                                 25

  Item  4  Submission  of  Matters  to  a  Vote  of  Security  Holders        25

  Item  5  Other  Information                                                 25

  Item  6  Exhibits  and  Reports  on  Form  8-K                              25


           Signatures                                                         27

                          GULFPORT ENERGY CORPORATION




                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                            March 31, 2004 and 2003







              Forming a part of Form 10-QSB Quarterly Report to the
                       Securities and Exchange Commission


This quarterly report on Form 10-QSB should be read in conjunction with Gulfport Energy Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2003.

                          GULFPORT ENERGY CORPORATION

                                  BALANCE SHEET

                                                                    March 31,
                                                                      2004
                                                                  --------------
                                                                   (Unaudited)
                                     Assets
Current  assets:
  Cash  and  cash  equivalents                                    $   1,027,000
  Accounts  receivable                                                2,319,000
  Accounts  receivable  -  related  party                               542,000
  Prepaid  expenses  and  other  current  assets                         71,000
                                                                  -------------
      Total  current  assets                                          3,959,000
                                                                  -------------

Property  and  equipment:
  Oil  and  natural  gas  properties                                128,980,000
  Other  property  and  equipment                                     1,927,000
  Accumulated  depletion,  depreciation,  amortization              (78,556,000)
                                                                  -------------
      Property  and  equipment,  net                                 52,351,000
                                                                  -------------

Other  assets                                                         3,118,000
                                                                  -------------

      Total  assets                                               $  59,428,000
                                                                  =============

                      Liabilities and Stockholders' Equity

Current  liabilities:
  Accounts  payable  and  accrued  liabilities                    $   3,199,000
  Accrued  payable  -  royalty  audit                                   159,000
  Asset  retirement  obligation  -  current                             480,000
  Current  maturities  of  long-term  debt                            2,311,000
                                                                  -------------
      Total  current  liabilities                                     6,149,000
                                                                  -------------

Asset  retirement  obligation  -  long-term                           7,436,000
Accrued  payable  -  royalty  audit                                     121,000
Redeemable  12%  cumulative  preferred  stock,
  Series  A,  $.01 par  value,  with  a  redemption
  and  liquidation  value  of $1,000  per  share;
  30,000  authorized,  12,534  issued  and
  outstanding  at  March  31,  2004                                  12,534,000
                                                                  -------------
      Total  liabilities                                             26,240,000
                                                                  -------------

Commitments  and  contingencies

Preferred  stock,  $.01  par  value;  5,000,000  authorized
  at  March  31,  2004,  30,000  issued  as  redeemable  12%
  cumulative  preferred  stock,  Series  A                                    -

Common  stockholders'  equity:
  Common  stock  -  $.01  par  value,  20,000,000  authorized,
    10,146,566 issued and outstanding at March 31, 2004                 101,000
  Paid-in  capital                                                   84,192,000
  Accumulated  deficit                                              (51,105,000)
                                                                  -------------
      Total  stockholders'  equity                                   33,188,000
                                                                  -------------

      Total  liabilities  and  stockholders'  equity              $  59,428,000
                                                                  =============

                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2004           2003
                                                   -------------   ------------
Revenues:
  Gas  sales                                        $    48,000    $   108,000
  Oil  and  condensate  sales                         4,347,000      4,110,000
  Other  income                                           1,000         74,000
                                                    -----------    -----------
                                                      4,396,000      4,292,000
                                                    -----------    -----------

Costs  and  expenses:
  Operating  expenses                                 1,448,000      1,251,000
  Production  taxes                                     515,000        474,000
  Depreciation, depletion, and amortization           1,133,000      1,000,000
  General  and  administrative                          686,000        572,000
                                                    -----------    -----------
                                                      3,782,000      3,297,000
                                                    -----------    -----------

INCOME  FROM  OPERATIONS:                               614,000        995,000
                                                    -----------    -----------

OTHER  (INCOME)  EXPENSE:
  Accretion  expense                                     73,000         75,000
  Interest  expense                                      42,000          3,000
  Interest  expense  - preferred stock                  463,000              -
  Interest  income                                       (4,000)       (11,000)
                                                    -----------    -----------
                                                        574,000         67,000
                                                    -----------    -----------

INCOME  BEFORE  INCOME  TAXES                            40,000        928,000

INCOME  TAX  EXPENSE  (BENEFIT):
  Current                                               201,000        401,000
  Deferred                                             (201,000)      (401,000)
                                                    -----------    -----------
                                                              -              -
                                                    -----------    -----------

NET  INCOME  BEFORE  EFFECT  OF  CHANGE  IN
  ACCOUNTING  PRINCIPLE                                  40,000        928,000
  Cumulative  effect  of  change  in  accounting
    principle,  net  of  tax  effect                          -        270,000
                                                    -----------    -----------
NET  INCOME                                              40,000      1,198,000

Less:  preferred  stock  dividends                            -       (348,000)
                                                    -----------    -----------
NET  INCOME  AVAILABLE  TO  COMMON  SHAREHOLDERS    $    40,000    $   850,000
                                                    ===========    ===========

NET  INCOME  PER  COMMON  SHARE  -  BASIC:
Per  common  share  before  effect  of  change
  in  accounting  principle                         $      0.00    $      0.05
Effect  per  common  share  of  change  in
  accounting  principle                                       -           0.03
                                                    -----------    -----------
                                                    $      0.00    $      0.08
                                                    ===========    ===========

NET  INCOME  PER  COMMON  SHARE  -  DILUTED:
Per  common  share  before  effect  of  change
  in  accounting  principle                         $      0.00    $      0.05
Effect  per  common  share  of  change  in
  accounting  principle                                       -           0.03
                                                    -----------    -----------
                                                    $      0.00    $      0.08
                                                    ===========    ===========

                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                    Statements of Common Stockholders' Equity
                    -----------------------------------------
                                  (Unaudited)
                                  -----------


                                                                        Additional
                                              Common Stock               Paid-in           Accumulated
                                        Shares          Amount           Capital             Deficit
                                      ----------      --------         -----------        -------------
Balance  at  December  31,  2002      10,146,566      $101,000         $84,192,000        $(50,926,000)

  Net income                                   -             -                   -           1,198,000

  Preferred stock dividends                    -             -                   -            (348,000)
                                      ----------      --------         -----------        ------------

Balance at March 31, 2003             10,146,566      $101,000         $84,192,000        $(50,076,000)
                                      ==========      ========         ===========        ============

Balance at December 31, 2003          10,146,566      $101,000         $84,192,000        $(51,145,000)

  Net income                                   -             -                   -              40,000

  Preferred stock dividends                    -             -                   -                   -
                                      ----------      --------         -----------        ------------

Balance at March 31, 2004             10,146,566      $101,000         $84,192,000        $(51,105,000)
                                      ==========      ========         ===========        ============


                See accompanying notes to financial statements.

                          GULFPORT ENERGY CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)

                                                        For the Three Months
                                                           Ended March 31,
                                                    ---------------------------
                                                         2004           2003
                                                    ------------    -----------
Cash  flows  from  operating  activities:
  Net  income                                       $     40,000    $ 1,198,000
  Adjustments  to  reconcile  net  income  to
    net  cash  provided  by  operating  activities:
    Cumulative effect of change in accounting
      principle                                                -       (270,000)
    Accretion  of  discount                               73,000         75,000
    Interest  expense  -  preferred  stock               463,000
    Depletion,  depreciation  and  amortization        1,133,000        997,000
    Amortization  of  debt  issuance  costs                    -          3,000
  Changes in operating assets and liabilities:
    Decrease in insurance settlement receivable                -      2,510,000
    (Increase) decrease in accounts receivable          (979,000)       181,000
    (Increase)  in  accounts  receivable -
      related party                                     (163,000)      (112,000)
    Decrease  in  prepaid  expenses                      108,000         61,000
    (Decrease)  increase  in  accounts  payable
      and  accrued  liabilities                         (122,000)     1,882,000
                                                    ------------    -----------
Net  cash provided by operating activities               553,000      6,525,000
                                                    ------------    -----------

Cash  flows  from  investing  activities:
  (Additions)  to cash held in escrow                    (58,000)       (61,000)
  (Additions)  to  other  property,  plant
    and  equipment                                       (15,000)       (14,000)
  (Additions)  to  oil  and  gas  properties            (987,000)    (3,778,000)
  Expenditures related to oil and gas
    properties due  to  hurricane                         (2,000)      (536,000)
                                                    ------------    -----------
Net  cash  used  in investing activities              (1,062,000)    (4,389,000)
                                                    ------------    -----------

Cash  flows  from  financing  activities:
  Principal  payments  on  borrowings                     (6,000)        (5,000)
                                                    ------------    -----------
Net  cash  used in financing  activities                  (6,000)        (5,000)
                                                    ------------    -----------

Net  increase  (decrease)  in  cash  and
  cash  equivalents                                     (515,000)     2,131,000

Cash  and  cash  equivalents  at  beginning.
  of  period                                           1,542,000      1,109,000
                                                    ------------    -----------

Cash and cash equivalents at end of period          $  1,027,000    $ 3,240,000
                                                    ============    ===========

Supplemental  disclosure  of  cash
  flow  information:
    Interest  payments                              $     42,000    $     3,000
                                                    ============    ===========

Supplemental disclosure of non-cash transactions:
  Payment  of  Series  A  Preferred
    Stock  dividends through  issuance  of
    Series  A  Preferred  Stock                     $          -    $   348,000
                                                    ============    ===========

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

1.   ACCOUNTS  RECEIVABLE  -  RELATED  PARTY

     Included in the accompanying March 31, 2004 balance sheet are amounts receivable from entities that have similar controlling interests as those controlling the Company. These receivables represent amounts billed by the Company for general and administrative functions performed by Gulfport's personnel on behalf of the related party companies during 2004. As of March 31, 2004, this receivable amount totaled $542,000.

2.   PROPERTY  AND  EQUIPMENT

     The major categories of property and equipment and related accumulated depreciation, depletion and amortization are as follows:

                                                            March 31, 2004
                                                            --------------
          Oil  and  gas  properties                          $128,980,000
          Office  furniture  and  fixtures                      1,450,000
          Building                                                217,000
          Land                                                    260,000
                                                             ------------
          Total  property  and  equipment                     130,907,000

          Accumulated  depreciation,  depletion,
            amortization  and  impairment  reserve            (78,556,000)
                                                             ------------
          Property  and  equipment,  net                     $ 52,351,000
                                                             ============

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


3.   OTHER  ASSETS

     Other  assets  consist  of  the  following:

                                                            March 31, 2004
                                                            --------------
          Plugging  and  abandonment  escrow  account
            on  the  WCBB  properties  (Note  8)             $ 2,807,000
          CD's  securing  letter  of  credit                     200,000
          Deposits                                               111,000
                                                             -----------
                                                             $ 3,118,000
                                                             ===========

4.   LONG-TERM  DEBT

     A  break  down  of  long-term  debt  is  as  follows:

                                                            March 31, 2004
                                                            --------------
     Building  loan                                          $    111,000
     Amounts  borrowed  under  line  of  credit  (Note  5)      2,200,000
                                                             ------------
                                                                2,311,000

     Less - current maturities of long term debt                2,311,000
                                                             ------------

     Debt reflected as long term                             $          -
                                                             ============

     The building loan of $111,000 relates to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company's Louisiana headquarters. The building is 12,480 square feet with approximately 6,180 square feet of finished office area and 6,300 square feet of warehouse space. This building allows the Company to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

     All  debts  outstanding  at  March  31,  2004  will  mature  during  2004.

5.   REVOLVING  LINE  OF  CREDIT

     The Company maintains a line of credit with Bank of Oklahoma, under which the Company may borrow up to $2,300,000. Amounts borrowed under the line bear interest at Chase Manhattan Prime plus 1%, with payments of interest on outstanding balances due monthly. Any principal amounts borrowed under the line will be due on July 1, 2004. As of March 31, 2004, $2,200,000 had been borrowed under this line. The Company intends to extend the maturity date of this credit facility or use a portion of the net proceeds from the rights offering to repay in full the outstanding balance of this credit facility.


6.   CASTEX  BACK-IN

     Gulfport sold its interest in the Bayou Penchant, Bayou Pigeon, Deer Island and Golden Meadow fields to Castex Energy 1996 Limited Partnership (Castex) effective April 1, 1998 subject to a 25% reversionary interest in the

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


partnership after Castex had received 100% of the initial investment. Castex informed Gulfport that the investment had paid out effective September 1, 2001. In lieu of a 25% interest in the partnership, Gulfport elected to take a proportionately reduced 25% working interest in the properties. During March 2002, the Company received approximately $220,000 from Castex which the Company believes consists of sales income for the period after payout net of operating expenses, although the Company has not received confirmation of such. The Company received an additional $66,000 from Castex in March of 2003, which is included in the accompanying statement of income for the period ended March 31, 2003 as "Other Income".

7.   EARNINGS  PER  SHARE

     A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the table below:

                                                     For the Three Months Ended March 31,
                                                      2004                         2003
                                          ---------------------------------------- ---------------
                                                                Per                           Per
                                           Income    Shares    Share   Income      Shares    Share
                                          -------  ----------  -----  --------   ----------  -----
Income  before  effect  of  change  in
  accounting  principle                   $40,000                     $ 928,000
Less:  preferred  stock  dividends              -                      (348,000)
                                          -------                     ---------
                                           40,000  10,146,566   0.00    580,000  10,146,566   0.05
Effect  of  change  in  accounting
  principle                                     -  10,146,566     -     270,000  10,146,566   0.03
                                          --------             -----  ---------              -----
                                          $40,000              $0.00  $ 850,000              $0.08

Effect  of  dilutive  securities:
  Stock  options                                      216,089                       178,513

Diluted:
  Income before effect of change in
    accounting  principle                 $40,000                     $ 928,000
Less:  preferred  stock  dividends              -                      (348,000)
                                          -------                     ---------
                                           40,000  10,362,655   0.00    580,000  10,325,079   0.05
Effect  of  change  in  accounting
  principle                                     -  10,362,655      -    270,000  10,325,079   0.03
                                          --------             -----  ---------              -----
                                          $40,000              $0.00  $ 850,000              $0.08
                                          =======              =====  =========              =====

     Common stock equivalents not included in the calculation of 2004 and 2003 diluted earnings per share above consists of 2,322,893 warrants issued in connection with the Company's Private Placement Offering which took place during March 2002 as discussed in Note 9. Also not included in the calculation of 2004 and 2003 diluted earnings per share are 108,625 warrants issued in connection with the Company's revolving line of credit with Gulfport Funding, which was retired during March 2002. These potential common shares were not considered in the calculation due to their anti-dilutive effect during the periods presented.

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


8.   COMMITMENTS

     Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the seller's obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. ChevronTexaco retained a security interest in production from these properties until abandonment obligations to ChevronTexaco have been fulfilled. Beginning in 2007, the Company can access the trust for use in plugging and abandonment charges associated with the property. As of March 31, 2004, the plugging and abandonment trust totaled approximately $2,807,000, including interest received during 2004 of approximately $3,000. The Company has plugged 132 wells at WCBB since it began its plugging program in 1997 and is current in its funding and plugging obligations.

     Office  Lease

     The Company leases 12,035 square feet of office space in Oklahoma City. This lease commenced in November of 2002 and has a 60 month term. Payments due under the lease during its term are as follows:

                          For the year ended March 31,
                          ----------------------------
                          2005      $        217,000
                          2006               217,000
                          2007               216,000
                          2008               108,000
                                    ----------------
                                    $        758,000
                                    ================

     The Company recently entered into an agreement to purchase the office building it occupies. The building contains approximately 24,823 total rentable square feet. Assuming the purchase is consummated, immediately upon the closing the Company will have access to an additional 3,000 square feet with the remaining space to be leased for approximately 12 months by the existing tenant/owner. At the end of the twelve-month period, the Company will either occupy or sub-lease any unused space. The Company is in the process of securing possible financing related to the building purchase. The effect on the Company's liquidity is expected to be minimal, as debt service costs are projected to be covered by the rental income generated.

9.   PRIVATE  PLACEMENT  OFFERING

     In March 2002, the Company commenced a private placement offering of 10,000 units. Each unit consisted of (i) one share of Cumulative Preferred Stock, Series A, of the Company (Preferred) and (ii) a warrant to purchase up to 250 shares of common stock, par value $0.01 per share, of the Company. Holders of the Preferred are entitled to receive dividends at the rate of 12% of the liquidation preference per annum payable quarterly in cash or, at the option of the Company for all quarters ending on or prior to March 31, 2004, payable in whole or in part in additional shares of Preferred at the rate of 15% of the liquidation preference per annum. To the extent funds are legally available, the Company is obligated to declare and pay the dividends on the Preferred. The Preferred may be redeemed at any time for an amount per share equal to $1,000 and all accrued and unpaid dividends thereon, whether or not declared or payable, and must be redeemed on March 29, 2007 for an amount per share equal to

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


$1,000 and all accrued and unpaid dividends thereon, whether or not declared or payable. Accordingly, the Preferred issued in connection with this Offering is treated as redeemable stock and a liability on the Company's balance sheet. The affirmative vote of at least two thirds of the votes entitled to be cast by holders of the Preferred is necessary for any amendment to the certificate of incorporation which (1) adversely affects the rights and privileges of the Preferred or (2) creates or authorizes an increase in any shares ranking senior to the Preferred or securities convertible into the foregoing. The Preferred cannot be sold or transferred by its holders, subject to certain exceptions.

     The Warrants have a term of ten years and an exercise price of $4.00 per share of common stock. The Company granted to holders of the Warrants certain demand and piggyback registration rights with respect to shares of common stock issuable upon exercise of the warrants.

     The Preferred offering was made available to stockholders (some of whom were affiliates) of the Company as of December 31, 2001 and who were accredited investors. Purchasers were able to participate up to their pro rata share of ownership in the Company as of December 31, 2001. As of April 15, 2002, the Company had closed on subscriptions totaling $9,292,000 for 9,291.85 units, which included the conversion by Gulfport Funding, LLC of its $3,000,000 loan along with the accumulated interest due from the Company for 3,262.98 units. Additionally, multiple entities controlled by the Company's majority stockholder participated in the offering by subscribing for 2,738 units at a cost of $2,738,000.

10.  DIVIDENDS  ON  SERIES  A  PREFERRED  STOCK

     As discussed in Note 9, the Company may, at its option, accrue additional shares of Preferred for the payment of dividends at a rate of 15% per annum during the initial two years following the closing date of its Offering. The Company has chosen to do so for the three month period ended March 31, 2004 and has therefore accrued additional shares totaling $463,000 at March 31, 2004 related to the Preferred Stock Series A shares issued and outstanding during that time period. These dividends were calculated based upon the Preferred's $1,000 per share redemptive value and are reflected as "Series A preferred stock" in the accompanying balance sheet. As a result of the adoption of SFAS 150, the dividends issued as additional shares for the three month period ended March 31, 2004 are shown as "Interest expense - preferred stock" in the accompanying statement of income. Beginning with the period ended June 30, 2004, the Company will be required to pay cash dividends at a rate of 12% per annum on the Series A Preferred Stock.

     In April 2004, the Board of Directors of the Company approved and the Company received the consent of holders of the requisite number of shares of Preferred to amend the Company's Certificate of Designation with respect to the Series A preferred stock to give the Company the ability to pay dividends on the Series A preferred stock with additional shares of Series A preferred stock after March 31, 2004, for so long as such shares remain outstanding and prior to the mandatory redemption date.

11.  SUBSEQUENT  EVENTS

     During 2003, the Company hired Petrie Parkman & Co. to assist in a possible sale of WCBB. The Board of Directors has determined that if a sale of WCBB is not consummated that it is in the best interests of the Company to conduct an equity offering. The Board has approved a registered rights offering in the

                          GULFPORT ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


amount of $12.0 million. The rights offering will be backstopped by one of the Company's principal stockholders for a commitment fee of 2% of the gross proceeds from the rights offering. As a result, the Company is guaranteed proceeds of $12.0 million if the rights offering is commenced. Therefore, the Company shall have required liquidity either through the sale of the property or the proceeds from the rights offering.

     In connection with the rights offering, on April 30, 2004, the Company entered into a $3.0 million revolving credit facility with CD Holding, L.L.C., a principal stockholder of the Company. Borrowings under the credit facility are due on the earlier of the closing of the rights offering and August 1, 2005 and bear interest at the rate of 10.0% per annum. Under the credit facility, CD Holding may, if it elects to do so, apply the outstanding principal amount and any accrued but unpaid interest (1) to the subscription price payable upon exercise of the rights issued to CD Holding in the rights offering, or (2) to the purchase price for the Common Stock. The credit facility provides that if the rights offering is not completed, CD Holding has the right to convert any borrowings plus any accrued but unpaid interest under the facility into shares of our common stock at a conversion price equal to $1.20 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The following discussion is intended to assist in an understanding of the Company's financial position as of March 31, 2004 and its results of operations for the three-month periods ended March 31, 2004 and 2003. The Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 2003 annual report on Form 10-KSB.

Overview

     Gulfport is an independent oil and gas exploration and production company with properties located along the Louisiana Gulf Coast. As of January 1, 2004, the Company had 22 MMBOE of proved reserves with a present value of estimated future net reserves, discounted at 10%, of approximately $210 million and associated standardized measure of discounted future net cash flows of approximately $194 million.

     The Company's operations are concentrated in two fields: West Cote Blanche Bay and the Hackberry Fields.

West  Cote  Blanche  Bay

     Background

     West Cote Blanche Bay ("WCBB") Field lies approximately five miles off the coast of Louisiana primarily in St. Mary's Parish in a shallow bay, with water depths averaging eight to ten feet. Currently, Gulfport owns a 100% working interest (79.443% average NRI) and is the operator in the depths above the base of the 13,900 Sand which is located at 11,320 feet. In addition, Gulfport owns a 40.40% non-operated working interest (29.95% NRI) in depths below the base of the 13,900 Sand. ChevronTexaco is the operator below the base of the 13,900 Sand. Gulfport's leasehold at WCBB covers a portion of Louisiana State Lease 340 and contains 4,590 gross acres. WCBB overlies one of the largest salt dome structures in the Gulf Coast. The field is characterized by a piercement salt dome, which created traps from the Pleistocene through the Miocene. The relative movements affected deposition and created a complex system of fault traps. The compensating fault sets generally trend NW-SE and are intersected by sets having a major radial component. Later-stage movement caused extension over the dome and a large graben system (a downthrown area bounded by normal faults) was formed. There are over 100 distinct sandstone reservoirs recognized throughout most of the field and nearly 200 major and minor discrete intervals have been tested. Within almost 900 wellbores that have been drilled to date in the field, over 4,000 potential zones have been penetrated. The sands are highly porous and permeable reservoirs primarily with a strong water drive.

     WCBB is a structurally and stratigraphically complex field. All of the Proved Undeveloped (PUD) locations at WCBB are adjacent to faults and abut at least one fault. Gulfport's PUD drilling program is designed to penetrate each PUD trap with a new wellbore in a structurally optimum position, usually very close to the fault seal. The majority of these wells are directionally drilled using steering tools and downhole motors. The tolerance for error in getting near the fault is low, so the complex faulting does introduce a risk factor of crossing the fault before encountering the zone of interest, which could result in part or all of the zone being absent in the borehole. This in turn can result in lower than expected or zero reserves for that zone. The new wellbores eliminate the mechanical risk associated with trying to produce the zone from an old existing wellbore, while the wellbore locations are situated so as to more efficiently drain each reservoir. The vast majority of the PUD targets are up-dip offsets to wells which produced from a sub-optimum position within a particular zone. Gulfport's inventory of prospects includes 137 PUD wells. The drilling schedule used in the reserve report anticipates that all of those wells will be drilled by 2011. Gulfport intends to drill 12 wells during 2004.

     As of March 31, 2004, there have been 880 wells drilled at WCBB, and of these 48 are currently producing, 268 are shut-in and 5 are utilized as salt water disposal wells. The balance of the wells (or 554) have been plugged and abandoned.

     For the three months ended March 31, 2004, Gulfport's net daily production in this field averaged 1,467 barrels of oil.

     Future  Activity

     Gulfport is planning a 12 well drilling program for 2004 to begin in the summer of 2004. The wells are expected to range in depth from approximately 2,500 feet to 9,900 feet; all with multiple production horizon targets. The Company also plans to workover seven existing wells and convert an inactive well to a salt water disposal well during the second quarter of 2004.

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

      The East Hackberry field was discovered in 1926 by Gulf Oil Company (now Chevron Corporation) by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 1999 was 111 million barrels of oil with casinghead gas production being 60 billion cubic feet of gas. There have been a total of 170 wells drilled on Gulfport's portion of the field with 11 having current daily production; seven produce intermittently; 72 wells are shut-in and four wells have been converted to salt water disposal wells. The remaining 76 wells have been plugged and abandoned.

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

     Total net production per day for both Hackberry fields was 220 barrels of oil for the three-month period ended March 31, 2004.

     Future  Activity

     The Gulfport technical staff continues its effort to identify additional drilling, workover and recompletion candidates at East Hackberry. During 2004, Gulfport intends to shoot 3-D seismic at East Hackberry Field to allow us to undertake drilling at that field. Gulfport intends to image shallow horizons at depths of approximately 5,000 feet to 7,000 feet, and image steeply dipping targets as deep as 15,000 feet.

Castex  Back-In

     Gulfport sold its interest in the Bayou Penchant, Bayou Pigeon, Deer Island and Golden Meadow fields to Castex Energy 1996 Limited Partnership (Castex) effective April 1, 1998 subject to a 25% reversionary interest in the partnership after Castex had received 100% of the initial investment. Castex informed Gulfport that the investment had paid out effective September 1, 2001. In lieu of a 25% interest in the partnership, Gulfport elected to take a proportionately reduced 25% working interest in the properties. During March 2002, the Company received approximately $220,000 from Castex which the Company believes consists of sales income for the period after payout net of operating expenses, although the Company has not received confirmation of such. The Company received an additional $66,000 from Castex in March of 2003, which is included in the accompanying statement of income for the year ended December 31, 2003 as "Other Income".

Subsequent  Events

     During 2003, the Company hired Petrie Parkman & Co. to assist in a possible sale of WCBB. The Board of Directors has determined that if a sale of WCBB is not consummated that it is in the best interests of the Company to conduct an equity offering. The Board has approved a registered rights offering in the amount of $12.0 million. The rights offering will be backstopped by one of the Company's principal stockholders for a commitment fee of 2% of the gross proceeds from the rights offering. As a result, the Company is guaranteed proceeds of $12.0 million if the rights offering is commenced. Therefore, the Company shall have required liquidity either through the sale of the property or the proceeds from the rights offering.

     In connection with the rights offering, on April 30, 2004, the Company entered into a $3.0 million revolving credit facility with CD Holding, L.L.C., a principal stockholder of the Company. Borrowings under the credit facility are due on the earlier of the closing of the rights offering and August 1, 2005 and bear interest at the rate of 10.0% per annum. Under the credit facility, CD Holding may, if it elects to do so, apply the outstanding principal amount and any accrued but unpaid interest (1) to the subscription price payable upon exercise of the rights issued to CD Holding in the rights offering, or (2) to the purchase price for the Common Stock. The credit facility provides that if the rights offering is not completed, CD Holding has the right to convert any borrowings plus any accrued but unpaid interest under the facility into shares of our common stock at a conversion price equal to $1.20 per share.

     The Company recently entered into an agreement to purchase the office building it occupies. The building contains approximately 24,823 total rentable square feet. Assuming the purchase is consummated, immediately upon the closing the Company will have access to an additional 3,000 square feet with the remaining space to be leased for approximately 12 months by the existing tenant/owner. At the end of the twelve-month period, the Company will either occupy or sub-lease any unused space. The Company is in the process of securing possible financing related to the building purchase. The effect on the Company's liquidity is expected to be minimal, as debt service costs are projected to be covered by the rental income generated.

     In April 2004, the Board of Directors of the Company approved and the Company received the consent of holders of the requisite number of shares of

Preferred to amend the Company's Certificate of Designation with respect to the Series A preferred stock to give the Company the ability to pay dividends on the Series A preferred stock with additional shares of Series A preferred stock after March 31, 2004 for so long as such shares remain outstanding and prior to the mandatory redemption date.

                              RESULTS OF OPERATIONS

Comparison  of  the  Three  Months  Ended  March  31,  2004  and  2003

     Gulfport reported net income attributable to common stock of $40,000 for the three months ended March 31, 2004, as compared with net income attributable to common stock of $850,000 for the three months ended March 31, 2003. The decrease in income attributable to common stock was primarily due to an increase in operating expenses, depreciation, depletion and amortization and interest expense on the preferred stock. This decrease was partially offset by a 13% increase in average oil prices received for the three months ended March 31, 2004 as compared to the same period in 2003.

      Oil and Gas Revenues. For the three months ended March 31, 2004, Gulfport reported oil and gas revenues of $4,395,000, a 4% increase from revenues of $4,218,000 during the same period in 2003. This increase in revenues is attributable to a 13% increase in the average oil price received for the three months ended March 31, 2004 of $32.56 as compared to $28.91 for the same period in 2003. This was partially offset by a 7% decrease in barrels of oil equivalents ("BOE's") produced to 136 BOE for the three months ended March 31, 2004 as compared to 142 BOE for the same period in 2003. This decrease in production was due mainly to natural production declines as well slight additional declines from the high initial production rates attributable to the initial production from the Company's drilling program initiated in December 2002 during the three months ended March 31, 2004.

The following table summarizes the Company's oil and gas production and related pricing for the three months ended March 31, 2004 and 2003:


                                             Three  Months  Ended  March  31,
                                                       2004        2003
                                                       ----        ----
      Oil  production  volumes  (MBbls)                 133         142
      Gas  production  volumes  (Mmcf)                   15          26
      Average  oil  price  (per  Bbl)                $32.56      $28.91
      Average  gas  price  (per  Mcf)                 $3.30      $ 4.23

     Operating Expenses. Lease operating expenses not including production taxes increased to $1,448,000 for the three months ended March 31, 2004 as compared to $1,251,000 for the same period in 2003. This increase was due primarily to non-capitalized LOE workovers performed during the period.

     Production Taxes. Production taxes increased slightly for the three months ended March 31, 2004 as compared to the same period in 2003 due to an increase in oil and gas revenues.

     General and Administrative Expenses. Net general and administrative expenses increased only slightly to $686,000 for the three months ended March 31, 2004 from $572,000 for the same period in 2003. This slight increase was due to slight increases in the Company's reserve report costs, salary and benefits, legal expenses, 401(k) Company matching, and director's insurance which was mostly offset by increases in capitalized general and administrative expenses of $342,000 for the three months ended March 31, 2004 as compared to $110,000 for the same period during 2003.

     Interest Expense. Ordinary interest expense increased to $42,000 for the three months ended March 31, 2004 from $3,000 for the same period in 2003. This increase was due to an increase in the average debt outstanding for the three months ended March 31, 2004 as compared to the same period in 2003.

     Interest Expense - Preferred Offering. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Previously, the Series A Preferred Stock had been classified on the balance sheet between total liabilities and equity. Currently, the Company has recorded a liability related to the Series A Preferred Stock of $12,534,000. As a result of the adoption of SFAS No. 150 in May 2003, the Company has recorded $463,000 of interest expense for the three months ended March 31, 2004 on the preferred offering which would have previously been classified as a reduction in equity if there had been any for the same period in 2003.

     Other changes in income for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 were attributable to the following factors:

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $1,133,000 for the three months ended March 31, 2004, consisting of $1,080,000 in depletion on oil and gas properties, and $53,000 in depreciation of other property and equipment. This is a 13% increase when compared to the 2003 depreciation, depletion and amortization expense of $1,000,000. This increase is due primarily to the loss of barrels due to engineering revisions in the reserve report dated January 1, 2004.

     Income Taxes. As of March 31, 2004, the Company had a net operating loss carryforward of approximately $98,000,000, in addition to numerous timing
differences  which   gave  rise  to   a  deferred  tax  asset  of  approximately
$45,000,000,  which  was  fully  reserved by a valuation allowance at that date.

Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. No current tax provision was provided for the three-month period ended March 31, 2004.

     Cumulative Effect of Accounting Change. On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed into service. When the liability is initially recorded, the Company will increase the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. Any difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability will be recognized as a gain or loss in the Company's earnings. The asset retirement obligation is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that will be required in future periods due to the availability of additional information, including prices for oil field services, technological changes, governmental requirements and other factors. For the three months ended March 31, 2003 and upon adoption of SFAS No. 143, the Company recorded a net benefit of $.27 million as the cumulative effect of a change in accounting principle. The non-cash transition adjustment increased oil and natural gas properties and asset retirement obligations by $7.59 million and $7.37 million, respectively, and decreased accumulated depreciation by $.05 million.

Capital  Expenditures,  Capital  Resources  and  Liquidity

     Net cash flow provided by operating activities for the three months ended March 31, 2004 was $553,000, as compared to net cash flow provided by operating activities of $6,525,000 for 2003. This decrease was mainly due to the collection during 2003 of an insurance settlement in the amount of $2,510,000 related to damage to the WCBB facility caused by Hurricane Lili (an additional $1,000,000 advance had been paid to the Company during 2002), a reduction of net income of $1,000,000, an increase in accounts receivable of $979,000, a decrease in accounts payable and an increase in interest expense of $463,000 as a result of the adoption of SFAS No. 150.

     Net cash used in investing activities for the three months ended March 31, 2004 was $1,062,000 as compared to $4,389,000 used during the same period in 2003. Mainly as a result of the Company's drilling programs initiated in
December 2002, the Company spent $3,778,000 in additions to oil and gas properties in the first three months of 2003 as compared to $987,000 for the same period in 2004. This amount was primarily used for workover and recompletion activities on existing wells. During 2004, Gulfport financed its capital expenditures with cash flow provided by operations

     Net cash used in by financing activities for the three months ended March 31, 2004 and March 31, 2003 had only $6,000 and $5,000, respectively, of activity related to principal payments on borrowings.

     Capital Resources. In addition to cash generated by operating activities primarily related to funds from our producing oil and gas properties, our main capital resources are derived from the issuance of equity securities and borrowings under our bank and other credit facilities.

     Credit Facilities. On June 20, 2002, the Company entered into a line of credit with the Bank of Oklahoma. Under the terms of the agreement, the Company was extended a commitment to borrow up to $2,300,000. Amounts borrowed under the line bear interest at the prime rate charged from time to time by JPMorgan Chase plus 1%, with payments of interest on outstanding balances due monthly. On July 1, 2003, the Company renewed this line of credit and extended the maturity date to July 1, 2004. The outstanding balance under this credit facility was $2,200,000 at March 31, 2004. The Company intends to extend the maturity date of this credit facility or use a portion of the net proceeds from the rights offering to repay in full the outstanding balance of this credit facility.

     In connection with our proposed rights offering, on April 30, 2004, the Company entered into a $3.0 million revolving credit facility with CD Holding, L.L.C., a principal stockholder of the Company. Borrowings under the credit facility are due on the earlier of the closing of this rights offering and August 1, 2005 and bear interest at 10.0% per annum. Under the credit facility, CD Holding may, if it elects to do so, apply the outstanding principal amount and any accrued but unpaid interest either (1) to the subscription price payable upon exercise of the rights issued to CD Holding in the rights offering, or (2) to the purchase price for the Company's our common stock. The credit facility provides that if this rights offering is not completed, CD Holding has the right to convert any borrowings plus any accrued but unpaid interest under the facility into shares of our common stock at a conversion price equal to the subscription price established for the rights offering. If the rights offering proceeds and is not otherwise terminated by the Company, CD Holding has agreed to apply the outstanding principal amount and any accrued but unpaid interest either (1) to the subscription price payable upon exercise of the rights issued to CD Holding in the rights offering, or (2) to the purchase price for the Company's $1.20 per share of common stock.

     On May 22, 2001, the Company entered into a revolving line of credit agreement with Gulfport Funding, LLC ("Gulfport Funding"), an affiliate of the Company. Under the terms of the agreement, the Company could borrow up to
$3,000,000, with borrowed amounts bearing interest at the prime rate charged from time to time by the Bank of America plus 4%. All outstanding principal amounts along with accrued interest were due on February 22, 2002. The Company paid a facility commitment fee of $60,000 in connection with this line of credit. This fee was amortized over the life of the agreement. On March 29, 2002, the outstanding balance of this note payable, together with all accrued and unpaid interest, was satisfied in full through Gulfport Funding's participation in the Company's private placement offering of its Series A preferred stock as described below.

     Issuance of Equity. In March 2002, the Company commenced a private placement offering of 10,000 units. Each unit consisted of (i) one share of Cumulative Preferred Stock, Series A, of the Company and (ii) a warrant to purchase up to 250 shares of common stock, par value $0.01 per share, of the Company. Holders of the Series A preferred stock are entitled to receive dividends at the rate of 12% of the liquidation preference per annum payable quarterly in cash or, at the option of the Company for all quarters ending on or prior to March 31, 2004, payable in whole or in part in additional shares of Series A preferred stock at the rate of 15% of the liquidation preference per annum. The Company chose to pay dividends on the shares of Series A preferred stock with additional shares of Series A preferred stock for the quarterly periods ended March 31, June 30, September 30 and December 31, 2003 and March 31, 2004 and, as a result, had issued an additional 3,241.73 shares of Series A preferred stock as of March 31, 2004. For all quarters after March 31, 2004, dividends are payable in cash. However, the Board of Directors of the Company has approved and the Company has received the consent of holders of the requisite number of shares of Series A preferred stock to the amendment of the Company's Certificate of Designation with respect to the Series A preferred stock to give the Company the ability to pay dividends on the Series A preferred stock with additional shares of Series A preferred stock after March 31, 2004, for so long as such shares remain outstanding and prior to the mandatory redemption date. To the extent funds are legally available, the Company is obligated to declare and pay the dividends on the Series A preferred stock. The Series A preferred stock may be redeemed at any time for an amount per share equal to $1,000 and all accrued and unpaid dividends thereon, whether or not declared or payable, and must be redeemed on March 29, 2007 for an amount per share equal to $1,000 and all accrued and unpaid dividends thereon, whether or not declared or payable. Accordingly, the outstanding Series A preferred stock is treated as redeemable stock on the Company's balance sheet.

     The Warrants have a term of ten years and an exercise price of $4.00 per share of common stock, subject to adjustment under certain circumstances including the occurrence of this rights offering. See "the Rights Offering - Effects of Rights Offering on Outstanding Warrants." The Company granted to holders of the Warrants certain demand and piggyback registration rights with respect to shares of common stock issuable upon exercise of the warrants.

     The Series A preferred stock offering was made available to stockholders (some of whom were affiliates) of the Company as of December 31, 2001 and who were accredited investors. Purchasers were able to participate up to their pro rata share of ownership in the Company as of December 31, 2001. As of April 15, 2002, the Company had closed on subscriptions totaling $9,292,000 for 9,291.85 units, which included the conversion by Gulfport Funding, LLC of its $3,000,000 loan along with the accumulated interest due from the Company for 3,262.98 units. Additionally, multiple entities controlled by the Company's majority stockholder participated in the offering by subscribing for 2,738 units at a cost of $2,738,000.

     During 2003, the Company hired Petrie Parkman & Co. to assist in a possible sale of its West Cote Blanche Bay Field (WCBB). As of the date of this filing, no sale is pending. It is the Board of Directors' determination that if a sale of WCBB is not consummated that it is in the best interests of the Company to undertake a rights offering to raise $12.0 million dollars. CD Holding, one of our principal stockholders, has agreed subject to certain conditions, to back-stop the rights offering for a commitment fee of 2% of the gross proceeds from the rights offering, which, at the option of CD Holding, may be applied to the subscription price payable upon exercise of the rights issued to it in this rights offering.

     Liquidity and Capital Expenditures. Historically, our primary sources of funds have been cash flow from our producing oil and gas properties, the issuance of equity securities, borrowings under our bank and other credit facilities and, from time to time, the sale of oil and gas properties. Our ability to access any of these sources of funds can be significantly impacted by unexpected decreases in oil and natural gas prices. To mitigate the effects of dramatic commodity price fluctuations, we have entered into fixed price contracts for the WCBB production as follows:

               May  2004                 1000  bbls  @  day  $30.85
               June  2004                1000  bbls  @  day  $30.85
               July-December  2004       1000  bbls  @  day  $33.60
               January  -  June  2005    1000  bbls  @  day  $33.10

     The primary capital commitments faced by the Company are the capital requirements needed to continue developing the Company's proved reserves and obligations under Gulfport's credit facilities and its outstanding Series A preferred stock.

     Gulfport's strategy is to continue to increase cash flows generated by its properties by undertaking new drilling, workover, sidetrack and recompletion projects in the fields to exploit its reserves. The Company has upgraded its infrastructure by enhancing its existing facilities to increase operating efficiencies, increase volume capacities and lower lease operating expenses. Additionally, Gulfport completed the reprocessing of its 3-D seismic data in its principal property, WCBB. The reprocessed data will continue to enable the Company's geophysicists to generate new prospects and enhance existing prospects in the intermediate zones in the field, thus creating a portfolio of new drilling opportunities.

     In Gulfport's January 1, 2004 reserve report, 91% of Gulfport's net reserves were categorized as proved undeveloped. The proved reserves of Gulfport will generally decline as reserves are depleted, except to the extent that Gulfport conducts successful exploration or development activities or acquires properties containing proved developed reserves, or both. To realize reserves and increase production, the Company must continue it's exploratory drilling, undertake other replacement activities or utilize third parties to accomplish those activities.

     Gulfport's inventory of prospects includes 137 proved undeveloped (PUD) wells at WCBB. The drilling schedule used in the reserve report anticipates that all of those wells will be drilled by 2011. Gulfport intends to drill 12 wells at WCBB during 2004 at an estimated cost of $10.3 million and workover seven existing wells at WCBB during 2004 at an estimated cost of $700,000.

     During 2004, Gulfport intends to shoot 3-D seismic at East Hackberry Field at an estimated total cost of approximately $4.5 million, of which $2.5 million is expected to be expended in 2004.

     Gulfport leases office space in Oklahoma City, Oklahoma under a lease covering approximately 12,035 square feet. The monthly rent is approximately $18,000. The Company recently entered into an agreement to purchase the office building it occupies. The building contains approximately 24,823 total rentable square feet. Assuming the purchase is consummated, immediately upon the closing the Company will have access to an additional 3,000 square feet with the remaining space to be leased for approximately 12 months by the existing tenant/owner. At the end of the twelve-month period, the Company will either occupy or sub-lease any unused space. The Company is in the process of securing possible financing related to the building purchase. The effect on the Company's liquidity is expected to be minimal, as debt service costs are projected to be covered by the rental income generated.

     The Company intends to use cash flows from operations and the net proceeds from this rights offering to meet its capital expenditure, debt repayment and other financial obligations during 2004.

COMMITMENTS

Plugging  and  Abandonment  Funds

     In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the seller's obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. ChevronTexaco retained a security interest in production from these properties until abandonment obligations to ChevronTexaco have been fulfilled. Beginning in 2007, the Company can access the trust for use in plugging and abandonment charges associated with the property. As of March 31, 2004, the plugging and abandonment trust totaled approximately $2,807,000, including interest received during 2004 of approximately $3,000. The Company has plugged 132 wells at WCBB since it began its plugging program in 1997 and is current in its funding and plugging obligations.

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

     As of March 31, 2004, an evaluation was performed under the supervision and with the participation of Gulfport management, including the Chief Executive Officer and the Vice President and Chief Financial Officer, of the effectiveness of the design and operation of Gulfport's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that as of March 31, 2004, Gulfport's disclosure controls and procedures are effective. In compliance with Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, each of these officers executed a Certification attached as an exhibit to this Form 10-QSB.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     (a) In January 2004 Gulfport obtained the written consent of certain of its stockholders approving two amendments to the Company's Certificate of Incorporation, (i) increasing the authorized number of shares of the Company's common stock, par value $0.01 per share ("Common Stock"), from 15,000,000 to 20,000,000 shares and (ii) increasing the authorized number of shares of the Company's preferred stock, par value $0.01 per share from 1,000,000 to 5,000,000 shares. These amendments have been approved by the Company's Board of Directors and the holders of more than a majority of shares of Common Stock outstanding. These amendments became effective upon filings with the Secretary of State of the State of Delaware on March 16, 2004.

     The terms of the Series A preferred stock provide that for all quarters after March 31, 2004, dividends must be paid in cash. However, the Board of Directors of the Company has approved and the Company has received the consent of holders of the requisite number of shares of Series A preferred stock to the amendment of the Company's Certificate of Designation with respect to the Series A preferred stock to give the Company the ability to pay dividends on the Series A preferred stock with additional shares of Series A preferred stock after March 31, 2004 for so long as such shares remain outstanding and prior to the mandatory redemption date. The Company's has filed an information statement with the Securities and Exchange Commission with respect to the foregoing. The amendment to the terms of the Series A preferred stock will become effective upon filing of the amendment to the Certificate of Designations with the Secretary of State of the State of Delaware, expected in June 2004.

     (b)     Not  applicable.

     (c)     Not  applicable.

     (d)     Not  applicable.

     (e) Gulfport does not have a share repurchase program, and during the three months ended March 31, 2004, Gulfport had not purchased any shares of its common stock.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITES

          Not  applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Gulfport has obtained the written consent of certain of its stockholders of record as of January 23, 2004 approving two amendments to the Company's Certificate of Incorporation, (i) increasing the authorized number of shares of the Company's common stock, par value $0.01 per share, from 15,000,000 to 20,000,000 shares and (ii) increasing the authorized number of shares of the Company's preferred stock, par value $0.01 per share from 1,000,000 to 5,000,000 shares. These amendments have been approved by the Company's Board of Directors and the holders of more than a majority of shares of Common Stock outstanding. These amendments became effective upon filings with the Secretary of State of the State of Delaware on March 16, 2004.

ITEM  5.  OTHER  INFORMATION

     (a)     None

     (b)     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     Exhibit
     Number      Description
     -------     -----------
      3.1        Restated   Certificate   of   Incorporation   (incorporated  by
                 reference to Exhibit  3.1 to the Form  10-Q  filed  December 1,
                 1997).

      3.2 Amendment to Certificate of Incorporation changing name of corporation to Gulfport Energy Corporation.

      3.3 Amendment to Certificate of Incorporation to effect a 3 to 1 reverse stock split of the issued and outstanding Common Stock.

      3.4 Amendment to Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 250,000,000.

      3.5 Amendment to Certificate of Incorporation to effect a 50 to 1 reverse stock split of the issued and outstanding Common Stock.

      3.6 Amendment to Certificate of Incorporation to reduce the number of authorized shares of Common Stock from 250,000,000 to 15,000,000.

      3.7 Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to Information Statement filed on February 20, 2004).

      3.8 Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed December 1, 1997).

      4.1         Form  of  Common  Stock  certificate.

     10.1 Back-stop Letter Agreement between the Registrant and CD Holding, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement of Form SB-2, File No. 333-115396, filed May 12, 2004).

      10.2 Credit Agreement dated July 1, 2003 by and between the Registrant and the Bank of Oklahoma LLC (incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement of Form SB-2, File No. 333-115396, filed May 12,
                  2004).

      10.3 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Form 10-K filed March 30, 2001).

      10.4        Form  of  Warrant  Agreement.

      10.6 Employment Agreement dated June 2003 between the Registrant and Mike Liddell.

      10.7 Credit Agreement dated April 30, 2004 by and between the Registrant and CD Holding, L.L.C. LLC (incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement of Form SB-2, File No. 333-115396, filed May 12,
                  2004).

      31.1* Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

      31.2* Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

      32.1* Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

      32.2* Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
---------------------------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GULFPORT  ENERGY  CORPORATION

Date:  May  18,  2004


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