Form 10QSB
period 2004-06-30
GULFPORT ENERGY CORP
filed 2004-08-16
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
OR
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Commission File Number 000-19514

Gulfport Energy Corporation

(Name of small business issuer in its charter)

14313 North May Avenue, Suite 100
Oklahoma City, Oklahoma 73134
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

As of August 14, 2004, 10,146,566 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

GULFPORT ENERGY CORPORATION
TABLE OF CONTENTS
FORM 10-QSB QUARTERLY REPORT

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Balance Sheet at June 30, 2004 (unaudited)	4

Statements of Income for the Three and Six Month Periods Ended
June 30, 2004 and 2003 (unaudited)	5

Statements of Common Stockholders' Equity for the Six Months Ended
June 30, 2004 and 2003 (unaudited)	6

Statements of Cash Flows for the Six Months Ended
June 30, 2004 and 2003 (unaudited)	7

Notes to Financial Statements	8

Item 2 Management's Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3 Controls and Procedures	27

PART II OTHER INFORMATION

Item 1 Legal Proceedings	28

Item 2 Changes in Securities and Small Business Issuer Purchases of Equity
Securities	28

Item 3 Defaults upon Senior Securities	28

Item 4 Submission of Matters to a Vote of Security Holders	28

Item 5 Other Information	29

Item 6 Exhibits and Reports on Form 8-K	29

Signatures	31

2

GULFPORT ENERGY CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
June 30, 2004 and 2003

Forming a part of Form 10-QSB Quarterly Report to the
Securities and Exchange Commission

This quarterly report on Form 10-QSB should be read in conjunction with Gulfport Energy Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2003.

GULFPORT ENERGY CORPORATION

BALANCE SHEET

June 30,
2004

(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$579,000
Accounts receivable	1,707,000
Accounts receivable - related party	517,000
Prepaid expenses and other current assets	176,000

Total current assets	2,979,000

Property and equipment:
Oil and natural gas properties	131,107,000
Other property and equipment	5,645,000
Accumulated depletion, depreciation, amortization	(79,710,000)

Property and equipment, net	57,042,000

Other assets	3,121,000

Total assets	$63,142,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,264,000
Accrued payable - royalty audit	227,000
Asset retirement obligation - current	480,000
Current maturities of long-term debt	699,000

Total current liabilities	3,670,000

Asset retirement obligation - long-term	7,510,000
Long-term debt	5,495,000
Redeemable 12% cumulative preferred stock, Series A, $.01
par value, with a redemption and liquidation value of
$1,000 per share; 30,000 authorized, 13,004 issued and
outstanding at June 30, 2004	13,004,000

Total liabilities	29,679,000

Commitments and contingencies

Preferred stock, $.01 par value; 5,000,000 authorized
at June 30, 2004, 30,000 issued as redeemable 12%
cumulative preferred stock, Series A	-

Common stockholders' equity:
Common stock - $.01 par value, 35,000,000 authorized,
10,146,566 issued and outstanding at June 30, 2004	101,000
Paid-in capital	84,192,000
Accumulated deficit	(50,830,000)

Total stockholders' equity	33,463,000

Total liabilities and stockholders' equity	$63,142,000

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues:
Gas sales	$79,000	$144,000	$127,000	$252,000
Oil and condensate sales	4,473,000	4,246,000	8,820,000	8,356,000
Other income	25,000	37,000	25,000	111,000

	4,577,000	4,427,000	8,972,000	8,719,000

Costs and expenses:
Operating expenses	1,474,000	1,563,000	2,922,000	2,814,000
Production taxes	528,000	582,000	1,043,000	1,055,000
Depreciation, depletion, and amortization	1,154,000	1,126,000	2,287,000	2,127,000
General and administrative	574,000	389,000	1,259,000	961,000

	3,730,000	3,660,000	7,511,000	6,957,000

INCOME FROM OPERATIONS:	847,000	767,000	1,461,000	1,762,000

OTHER (INCOME) EXPENSE:
Accretion expense	74,000	74,000	148,000	148,000
Interest expense	32,000	5,000	73,000	8,000
Interest expense - preferred stock	470,000	-	933,000
Interest income	(4,000)	(6,000)	(8,000)	(17,000)

	572,000	73,000	1,146,000	139,000

INCOME BEFORE INCOME TAXES	275,000	694,000	315,000	1,623,000

INCOME TAX EXPENSE (BENEFIT):
Current	110,000	278,000	126,000	649,000
Deferred	(110,000)	(278,000)	(126,000)	(649,000)

	-	-	-	-

NET INCOME BEFORE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	$275,000	$694,000	$315,000	$1,623,000

Cumulative effect of change in
accounting principle	-	-	-	270,000

NET INCOME	275,000	694,000	315,000	1,893,000

Less: Preferred stock dividends	-	(352,000)	-	(700,000)

NET INCOME AVAILABLE TO
COMMON STOCKHOLDERS	$275,000	$342,000	$315,000	$1,193,000

NET INCOME PER COMMON SHARE - BASIC:
Per common share before effect of change
in accounting principle	$0.03	$0.03	$0.03	$0.09
Effect per common share of change in
accounting principle	-	-	-	0.03

	$0.03	$0.03	$0.03	$0.12

NET INCOME PER COMMON SHARE - DILUTED:
Per common share before effect of change
in accounting principle	$0.03	$0.03	$0.03	$0.09
Effect per common share of change in
accounting principle	-	-	-	0.03

	$0.03	$0.03	$0.03	$0.12

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION
Statements of Common Stockholders' Equity
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated

	Shares	Amount	Capital	Deficit

Balance at December 31, 2002	10,146,566	$101,000	$84,192,000	$(50,926,000)
Net income	-	-	-	1,893,000
Preferred stock dividends	-	-	-	(700,000)

Balance at June 30, 2003	10,146,566	$101,000	$84,192,000	$(49,733,000)

Balance at December 31, 2003	10,146,566	$101,000	$84,192,000	$(51,145,000)
Net income	-	-	-	315,000
Preferred stock dividends	-	-	-	-

Balance at June 30, 2004	10,146,566	$101,000	$84,192,000	$(50,830,000)

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended June 30,

	2004	2003

Cash flows from operating activities:
Net income	$315,000	$1,893,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Cumulative effect of change in accounting principle	-	(270,000)
Accretion of discount	148,000	148,000
Interest expense - preferred stock	933,000	-
Depletion, depreciation and amortization	2,287,000	2,121,000
Amortization of debt issuance costs	-	6,000
Changes in operating assets and liabilities:
Decrease in insurance settlement receivable	-	2,510,000
(Increase) in accounts receivable	(367,000)	(15,000)
(Increase) in accounts receivable - related party	(138,000)	(148,000)
Decrease in prepaid expenses	3,000	30,000
(Decrease) increase in accounts payable
and accrued liabilities	(1,111,000)	2,832,000

Net cash provided by operating activities	2,070,000	9,107,000

Cash flows from investing activities:
(Additions) to cash held in escrow	(61,000)	(119,000)
(Additions) to other property, plant and equipment	(3,733,000)	(22,000)
(Additions) to oil and gas properties	(3,084,000)	(7,803,000)
Expenditures related to oil and gas properties due to hurricane	(32,000)	(644,000)

Net cash used in investing activities	(6,910,000)	(8,588,000)

Cash flows from financing activities:
Principal payments on borrowings	(12,000)	(11,000)
Borrowings on note payable - related party	500,000	-
Borrowings on note payable	3,389,000	-

Net cash provided by (used in) financing activities	3,877,000	(11,000)

Net (decrease) increase in cash and cash equivalents	(963,000)	508,000

Cash and cash equivalents at beginning of period	1,542,000	1,109,000

Cash and cash equivalents at end of period	$579,000	$1,617,000

Supplemental disclosure of cash flow information:
Interest payments	$73,000	$6,000

Supplemental disclosure of non-cash transactions:
Payment of Series A Preferred Stock dividends
through issuance of Series A Preferred Stock	$933,000	$700,000

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

These condensed financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, which are in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financials statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company’s most recent annual report on Form 10-KSB.

1.             ACCOUNTS RECEIVABLE RELATED PARTY

Included in the accompanying June 30, 2004 balance sheet are amounts receivable from entities that have similar controlling interests as those controlling the Company. These receivables represent amounts billed by the Company for general and administrative functions performed by Gulfport’s personnel on behalf of the related party companies. As of June 30, 2004, this receivable amount totaled $517,000.

2.             PROPERTY AND EQUIPMENT

The major categories of property and equipment and related accumulated depreciation, depletion and amortization are as follows:

June 30, 2004

Oil and gas properties	$131,107,000
Office furniture and fixtures	1,459,000
Buildings	3,926,000
Land	260,000

Total property and equipment	136,752,000

Accumulated depreciation, depletion,
amortization and impairment reserve	(79,710,000)

Property and equipment, net	$57,042,000

GULFPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS, CONTINUED
(Unaudited)

3.             OTHER ASSETS

Other assets consist of the following:

June 30, 2004

Plugging and abandonment escrow account
on the WCBB properties (Note 8)	$2,810,000
CD's securing letter of credit	200,000
Deposits	111,000

$3,121,000

4.             LONG-TERM DEBT

A break down of long-term debt is as follows:

June 30, 2004

Building loans	$3,494,000
Accrued payable - royalty audit	227,000
Note Payable - CD Holdings (Note 11)	500,000
Amounts borrowed under line of credit (Note 5)	2,200,000

6,421,000

Less - current maturities of long term debt	926,000

Debt reflected as long term	$5,495,000

The building loans include $105,000 related to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company's Louisiana headquarters. The building is 12,480 square feet with approximately 6,180 square feet of finished office area and 6,300 square feet of warehouse space. This building allows the Company to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana. In addition, in June of 2004 the Company purchased the office building it occupies for $3,700,000. The building contains approximately 24,823 total rentable square feet. Immediately upon the closing, the Company gained access to an additional 3,000 square feet with the remaining space to be leased for approximately 12 months by the existing tenant/owner. At the end of the twelve-month period, the Company will either occupy or sub-lease any unused space.

GULFPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS, CONTINUED
(Unaudited)

5.             REVOLVING LINE OF CREDIT

The Company maintains a line of credit with Bank of Oklahoma, under which the Company may borrow up to $2,300,000. Amounts borrowed under the line bear interest at Chase Manhattan Prime plus 1%, with payments of interest on outstanding balances due monthly. Any principal amounts borrowed under the line will be due on July 1, 2005. As of June 30, 2004, $2,200,000 had been borrowed under this line. The Company has extended the maturity date of this credit facility to July 1, 2005 and may use a portion of the net proceeds from the rights offering to repay amounts outstanding under this credit facility.

6.             CASTEX BACK-IN

Gulfport sold its interest in the Bayou Penchant, Bayou Pigeon, Deer Island and Golden Meadow fields to Castex Energy 1996 Limited Partnership effective April 1, 1998 subject to a 25% reversionary interest in the partnership after Castex had received 100% of the initial investment. Castex informed Gulfport that the investment had paid out effective September 1, 2001. In lieu of a 25% interest in the partnership, Gulfport elected to take a proportionately reduced 25% working interest in the properties. During March 2002, the Company received approximately $220,000 from Castex which the Company believes consists of sales income for the period after payout net of operating expenses, although the Company has not received confirmation of such. The Company received an additional $66,000 from Castex in March of 2003, which is included in the accompanying statement of income for the six months ended June 30, 2003 as “Other Income”.

7.              EARNINGS PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

GULFPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS, CONTINUED
(Unaudited)

	For the Three Months Ended June 30,

	2004			2003

			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic:
Income before effect of change in
accounting principle	$275,000			$694,000
Less: preferred stock dividends	-			(352,000)

	275,000	10,146,566	$0.03	342,000	10,146,566	$0.03
Effect of change in accounting
principle	-	10,146,566	-	-	10,146,566	-

	$275,000		$0.03	$342,000		$0.03

Effect of dilutive securities:
Stock options		181,719			180,224

Diluted:
Income before effect of change in
accounting principle	$275,000			$694,000
Less: preferred stock dividends	-			(352,000)

	275,000	10,328,285	$0.03	342,000	10,326,790	$0.03
Effect of change in accounting
principle	-	10,328,285	-	-	10,326,790	-

	$275,000		$0.03	$342,000		$0.03

	For the Six Months Ended June 30,

	2004			2003

			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic:
Income before effect of change in
accounting principle	$315,000			$1,623,000
Less: preferred stock dividends	-			(700,000)

	315,000	10,146,566	$0.03	923,000	10,146,566	$0.09
Effect of change in accounting
principle	-	10,146,566	-	270,000	10,146,566	0.03

	$315,000		$0.03	$1,193,000		$0.12

Effect of dilutive securities:
Stock options		199,597			177,599

Diluted:
Income before effect of change in
accounting principle	$315,000			$1,623,000
Less: preferred stock dividends	-			(700,000)

	315,000	10,346,163	$0.03	923,000	10,324,165	$0.09
Effect of change in accounting
principle	-	10,346,163	-	270,000	10,324,165	0.03

	$315,000		$0.03	$1,193,000		$0.12

GULFPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS, CONTINUED
(Unaudited)

Common stock equivalents not included in the calculation of 2004 and 2003 diluted earnings per share above consists of 2,322,893 warrants issued in connection with the Company’s Private Placement Offering which took place during March 2002 as discussed in Note 9. Also not included in the calculation of 2004 and 2003 diluted earnings per share are 108,625 warrants issued in connection with the Company’s revolving line of credit with Gulfport Funding, which was retired during March 2002. These potential common shares were not considered in the calculation due to their anti-dilutive effect during the periods presented.

8.             COMMITMENTS

Plugging and Abandonment Funds

In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the seller’s obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. ChevronTexaco retained a security interest in production from these properties until abandonment obligations to ChevronTexaco have been fulfilled. Beginning in 2007, the Company can access the trust for use in plugging and abandonment charges associated with the property. As of June 30, 2004, the plugging and abandonment trust totaled approximately $2,810,000, including interest received during 2004 of approximately $6,000. The Company has plugged 132 wells at WCBB since it began its plugging program in 1997 and is current in its funding and plugging obligations.

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

GULFPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS, CONTINUED
(Unaudited)

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

10.            DIVIDENDS ON SERIES A PREFERRED STOCK

As discussed in Note 9, the Company may, at its option, accrue additional shares of Preferred Stock for the payment of dividends at a rate of 15% per annum rather than accrue cash dividends at a rate of 12% per annum during the initial two years following the closing date of its Offering which expired on March 31, 2004. Effective April 1, 2004, as a result of the amendment discussed below, the Company will continue to accrue additional shares of Preferred Stock for payment of dividends. As a result, the Company has issued additional shares totaling $933,000 for the six-month period ended June 30, 2004, related to the Preferred Stock Series A shares issued and outstanding during that time period. These dividends were calculated based upon the Preferred’s $1,000 per share redemptive value and are reflected as “Series A preferred stock” in the accompanying balance sheet. As a result of the adoption of SFAS 150, the dividends issued as additional shares for the three and six month periods ended June 30, 2004 are shown as “Interest expense – preferred stock” in the accompanying statement of income.

In June 2004, the Company amended it's Certificate of Designation with respect to the Series A preferred stock to give the Company the ability to pay dividends on the Series A preferred stock with additional shares of Series A preferred stock after March 31, 2004, for so long as such shares remain outstanding and prior to the mandatory redemption date.

11.           2004 RIGHTS OFFERING

During late 2003, the Company hired Petrie Parkman & Co. to assist in a possible sale of WCBB. The Board of Directors has determined that if a sale of WCBB is not consummated that it is in the best interests of the Company to conduct an equity offering. The Board has approved a registered rights offering in the amount of $12.0 million. CD Holding, one of our principal stockholders, has agreed subject to certain conditions, to back-stop this rights offering for a commitment fee of 2% of the gross proceeds from this rights offering, which, at the option of CD Holding, may be applied to the subscription price payable upon exercise of the rights issued to it in this rights offering.

In connection with the rights offering, on April 30, 2004, the Company entered into a $3.0 million revolving credit facility with CD Holding, L.L.C., a principal stockholder of the Company. Borrowings under the credit facility are due on the earlier of the closing of the rights offering and August 1, 2005 and bear interest at the rate of 10.0% per annum. Under the credit facility, CD Holding may, if it elects to do so, apply the outstanding principal amount and any accrued but unpaid interest (1) to the subscription price payable upon exercise of the rights issued to CD Holding in the rights offering, or (2) to the purchase price for the Company’s Common Stock. The credit facility provides that if the rights offering is not completed, CD Holding has the right to convert any borrowings plus any accrued but unpaid interest under the facility into shares of our common stock at a conversion price equal to $1.20 per share. As of June 30, 2004, $500,000 had been borrowed on the facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts, included in this Form 10-QSB that address activities, events or developments that Gulfport Energy Corporation (“Gulfport” or the “Company”), a Delaware corporation, formerly known as WRT Energy Corporation (“WRT”), expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of Gulfport’s business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by Gulfport in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with Gulfport’s expectations and predictions is subject to a number of risks and uncertainties, general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by Gulfport; competitive actions by other oil and gas companies; changes in laws or regulations; and other factors, many of which are beyond the control of Gulfport. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurances that the actual results or developments anticipated by Gulfport will be realized, or even if realized, that they will have the expected consequences to or effects on Gulfport, its business or operations. We have no intention, and disclaim any obligation, to update or revise any forward looking statements, whether as a result of new information, future results or otherwise.

The following discussion is intended to assist in an understanding of the Company's financial position as of June 30, 2004 and its results of operations for the three and six month periods ended June 30, 2004 and 2003. The Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 2003 annual report on Form 10-KSB.

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

The Company’s operations are concentrated in two fields: West Cote Blanche Bay (“WCBB”) and the Hackberry Fields.

West Cote Blanche Bay

Background

The WCBB field lies approximately five miles off the coast of Louisiana primarily in St. Mary's Parish in a shallow bay, with water depths averaging eight to ten feet. Currently, Gulfport owns a 100% working interest (79.443% average NRI) and is the operator in the depths above the base of the 13,900 Sand which is located at 11,320 feet. In addition, Gulfport owns a 40.40% non-operated working interest (29.95% NRI) in depths below the base of the 13,900 Sand. ChevronTexaco is the operator below the base of the 13,900 Sand. Gulfport's leasehold at WCBB covers a portion of Louisiana State Lease 340 and contains 5,968 gross acres. WCBB overlies one of the largest salt dome structures in the Gulf Coast. The field is characterized by a piercement salt dome, which created traps from the Pleistocene through the Miocene. The relative movements affected deposition and created a complex system of fault traps. The compensating fault sets generally trend NW-SE and are intersected by sets having a major radial component. Later-stage movement caused extension over the dome and a large graben system (a downthrown area bounded by normal faults) was formed. There are over 100 distinct sandstone reservoirs recognized throughout most of the field and nearly 200 major and minor discrete intervals have been tested. Within almost 900 wellbores that have been drilled to date in the field, over 4,000 potential zones have been penetrated. The sands are highly porous and permeable reservoirs primarily with a strong water drive.

WCBB is a structurally and stratigraphically complex field. All of the Proved Undeveloped (PUD) locations at WCBB are adjacent to faults and abut at least one fault. Gulfport’s PUD drilling program is designed to penetrate each PUD trap with a new wellbore in a structurally optimum position, usually very close to the fault seal. The majority of these wells are directionally drilled using steering tools and downhole motors. The tolerance for error in getting near the fault is low, so the complex faulting does introduce a risk factor of crossing the fault before encountering the zone of interest, which could result in part or all of the zone being absent in the borehole. This, in turn, can result in lower than expected or zero reserves for that zone. The new wellbores eliminate the mechanical risk associated with trying to produce the zone from an old existing wellbore, while the wellbore locations are situated so as to more efficiently drain each reservoir. The vast majority of the PUD targets are up-dip offsets to wells which produced from a sub-optimum position within a particular zone. Gulfport's inventory of prospects includes 137 PUD wells. The drilling schedule used in the reserve report anticipates that all of those wells will be drilled by 2011. Gulfport intends to drill 12 wells during 2004.

On February 27, 2004, effective January 1, 2004, Gulfport acquired additional interest in State Lease 340 West Cote Blance Bay by exercising a preferential right to purchase interest that ChevronTexaco was attempting to sell to a third party.  Gulfport acquired additional interest in one well and acquired 100% interest in four other wells plus surface facilities that service the wells.  The wells had combined production of 197 barrels of oil and 289 mcf of gas on June 30, 2004.  The Company also acquired additional interest in its existing acerage block and interest in acreage that is adjacent or in close proximity to the existing acreage.  Gulfport now owns 100% working interest (at NRI's ranging from 78.665% to 83.333%) and operations in 5,968 acres from the surface to the base of the 13,900 Sand found at a depth of approximately 11,320 feet.  The Company also owns working interest up to 40.40% (29.95% NRI) in the same 5,968 acres below the base of the 13,900 Sand.

As of June 30, 2004, there have been 880 wells drilled at WCBB, and of these 35 are currently producing, 286 are shut-in and 5 are utilized as salt water disposal wells. The balance of the wells (or 554) have been plugged and abandoned.

For the three months ended June 30, 2004, Gulfport’s net daily production in this field averaged 1,162 barrels of oil.

Future Activity

Gulfport initiated a 12 well drilling program for 2004 in July of 2004. The wells are expected to range in depth from approximately 2,500 feet to 9,900 feet; all with multiple production horizon targets. The Company also plans to workover seven existing wells during the third quarter of 2004.

Hackberry Fields

Background

The Hackberry fields are located along the shore of Lake Calcasieu in Cameron Parish, Louisiana. The Hackberry Field is a major salt intrusive feature, elliptical in shape as opposed to a classic "dome," divided into East and West field entities by a saddle. Structurally, Gulfport’s East Hackberry acreage is located on the eastern end of the Hackberry salt ridge. There are over 30 pay zones at this field. The salt intrusion formed a series of structurally complex and steeply dipping fault blocks in the Lower Miocene and Oligocene age rocks. These fault blocks serve as traps for hydrocarbon accumulation. Gulfport's wells currently produce from perforations found between 5,100 feet and 12,200 feet.

The East Hackberry field was discovered in 1926 by Gulf Oil Company (now ChevronTexaco Corporation) by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 2003 was 111 million barrels of oil with casinghead gas production being 60 billion cubic feet of gas. There have been a total of 170 wells drilled on Gulfport's portion of the field with 13 having current daily production; five produce intermittently; 72 wells are shut-in and four wells have been converted to salt water disposal wells. The remaining 76 wells have been plugged and abandoned.

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

East Hackberry Seismic

In May of 2004 Gulfport began permitting a forty-two square mile three dimensional (3-D) seismic shoot that covers the Company's M.P. Erwin Heir's and state Lease 50 oil and gas leases at the East Hackberry Field in Cameron Parish, Louisiana at an estimated cost of $4,500,000.  Gulfport hopes to begin to acquire the seismic data in the field in either the fourth quarter of 2004 or the first quarter of 2005 depending on when it completes its permitting activities and receives final regulatory approval.  Gulfport hopes to have the final processed seismic data by late third quarter 2005.  Since this portion of the Hackberry dome has never been included in a 3-D seismic shoot the Company believes the shoot will reveal undrilled fault blocks that will allow Gulfport to drill new wells in the field.

Total net production per day for both Hackberry fields was 311 barrels of oil for the three-month period ended June 30, 2004.

Future Activity

The Gulfport technical staff continues its effort to identify additional drilling, workover and recompletion candidates at East Hackberry. During 2004, Gulfport intends to begin shooting 3-D seismic at East Hackberry Field to allow us to undertake drilling at that field. Gulfport intends to image shallow horizons at depths of approximately 5,000 feet to 7,000 feet, and image steeply dipping targets as deep as 15,000 feet.

Castex Back-In

Gulfport sold its interest in the Bayou Penchant, Bayou Pigeon, Deer Island and Golden Meadow fields to Castex Energy 1996 Limited Partnership (Castex) effective April 1, 1998 subject to a 25% reversionary interest in the partnership after Castex had received 100% of the initial investment. Castex informed Gulfport that the investment had paid out effective September 1, 2001. In lieu of a 25% interest in the partnership, Gulfport elected to take a proportionately reduced 25% working interest in the properties. During March 2002, the Company received approximately $220,000 from Castex which the Company believes consists of sales income for the period after payout net of operating expenses, although the Company has not received confirmation of such. The Company received an additional $66,000 from Castex in March of 2003, which is included in the accompanying statement of income for the six months ended June 30, 2003 as "Other Income".

Second Quarter Highlights

• Sale of Assets – Late in 2003, the Company hired Petrie Parkman & Co. to assist in a possible sale of WCBB. The Board of Directors has determined that if a sale of WCBB is not consummated that it is in the best interests of the Company to undertake the rights offering. The Board has approved and the Company has launched a registered rights offering in the amount of $12.0 million.

• Rights Offering – On July 22, 2004, the Company launched its rights offering of common stock subscription rights to purchase up to an aggregate of 10,000,000 shares of its Common Stock at a subscription price of $1.20 per share. The rights offering expires on August 17, 2004, unless the Company otherwise extends the expiration date. In connection with the rights offering, on April 30, 2004, the Company entered into a $3.0 million revolving credit facility with CD Holding, L.L.C., a principal stockholder of the Company. Borrowings under the credit facility are due on the earlier of the closing of the rights offering and August 1, 2005 and bear interest at the rate of 10.0% per annum.

• Building Purchase - On June 28, 2004, the Company purchased the office building in Oklahoma City, Oklahoma in which it had been leasing approximately 12,035 square feet at a monthly rent of approximately $18,000. The building contains approximately 24,823 total rentable square feet.  The purchase price was $3.7 million, of which approximately $300,000 was paid in cash at closing.

• Preferred Stock - Effective in June 2004, the Company amended it’s Certificate of Designation with respect to the Series A preferred stock to give the Company the ability to pay dividends on the Series A preferred stock with additional shares of Series A preferred stock after March 31, 2004 for so long as such shares remain outstanding and prior to the mandatory redemption date.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2004 and 2003

Gulfport reported net income attributable to common stock of $275,000 for the three months ended June 30, 2004, as compared with net income attributable to common stock of $342,000 for the three months ended June 30, 2003. The decrease in income attributable to common stock was primarily due to an increase in interest expense on the preferred stock.

Oil and Gas Revenues. For the three months ended June 30, 2004, Gulfport reported oil and gas revenues of $4,552,000, a 4% increase from revenues of $4,390,000 during the same period in 2003. This increase in revenues is attributable to a 23% increase in the average oil price received for the three months ended June 30, 2004 of $33.68 as compared to $27.45 for the same period in 2003. This was partially offset by a 15% decrease in barrels of oil equivalents (“BOE’s”) produced to 137 BOE for the three months ended June 30, 2004 as compared to 162 BOE for the same period in 2003. This decrease in production was due mainly to natural production declines as well as additional declines from the high initial production rates during the three months ended June 30, 2003 attributable to the initial production from the Company’s drilling program initiated in December 2002.

The following table summarizes the Company's oil and gas production and related pricing for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30,

	2004	2003

Oil production volumes (MBbls)	133	155
Gas production volumes (Mmcf)	26	41
Average oil price (per Bbl)	$33.68	$27.45
Average gas price (per Mcf)	$5.77	$3.48

Operating Expenses. Lease operating expenses not including production taxes decreased to $1,474,000 for the three months ended June 30, 2004 as compared to $1,563,000 for the same period in 2003. This decrease was due primarily to a reduction in contract labor as a result of decreased non-capitalized LOE workovers performed during the period compared to the same period in 2003.

Production Taxes. Production taxes decreased slightly to $528,000 for the three months ended June 30, 2004 as compared to $582,000 for the same period in 2003.

General and Administrative Expenses. Net general and administrative expenses increased to $574,000 for the three months ended June 30, 2004 from $389,000 for the same period in 2003. This increase was due to a $56,000 increase in the Company’s reserve engineering costs related to evaluations done in conjunction with the potential WCBB sale, an increase of $70,000 in legal expenses related mostly to the Company’s rights offering and slight increases in salary and benefits.

Interest Expense. Ordinary interest expense increased to $31,000 for the three months ended June 30, 2004 from $5,000 for the same period in 2003. This increase was due to an increase in the average debt outstanding for the three months ended June 30, 2004 as compared to the same period in 2003.

Interest Expense – Preferred Offering. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Previously, the Series A Preferred Stock had been classified on the balance sheet between total liabilities and equity. Currently, the Company has recorded a liability related to the Series A Preferred Stock of $13,004,000. As a result of the adoption of SFAS No. 150 in May 2003, the Company has recorded $470,000 of interest expense for the three months ended June 30, 2004 on the preferred offering which would have previously been classified as a reduction in equity if there had been any for the same period in 2003.

Other changes in income for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 were attributable to the following factors:

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense remained relatively constant at $1,154,000 for the three months ended June 30, 2004, consisting of $1,090,000 in depletion on oil and gas properties and $64,000 in depreciation of other property and equipment. This compares to total depreciation, depletion and amortization expense of $1,126,000 for the three months ended June 30, 2003.

Income Taxes. As of June 30, 2004, the Company had a net operating loss carryforward of approximately $98,000,000, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $45,000,000, which was fully reserved by a valuation allowance at that date. Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $110,000 was provided for the three-month period ended June 30, 2004.

Cumulative Effect of Accounting Change. On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed into service. When the liability is initially recorded, the Company will increase the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. Any difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability will be recognized as a gain or loss in the Company’s earnings. The asset retirement obligation is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that will be required in future periods due to the availability of additional information, including prices for oil field services, technological changes, governmental requirements and other factors. For the three months ended March 31, 2003 and upon adoption of SFAS No. 143, the Company recorded a net benefit of $.27 million as the cumulative effect of a change in accounting principle. The non-cash transition adjustment increased oil and natural gas properties and asset retirement obligations by $7.59 million and $7.37 million, respectively, and decreased accumulated depreciation by $.05 million.

Comparison of the Six Months Ended June 30, 2004 and 2003

Gulfport reported net income attributable to common stock of $315,000 for the six months ended June 30, 2004, as compared with net income attributable to common stock of $1,193,000 for the six months ended June 30, 2003. The decrease in income attributable to common stock was primarily due to increases in lease operating expenses, net general and administrative expenses, depreciation, depletion, and amortization expense and interest expense on the preferred stock.

Oil and Gas Revenues. For the six months ended June 30, 2004, Gulfport reported oil and gas revenues of $8,947,000, a 4% increase from revenues of $8,608,000 during the same period in 2003. This increase in revenues is attributable to a 14% increase in the average oil price received for the six months ended June 30, 2004 of $33.12 as compared to $28.97 for the same period in 2003. This was partially offset by a 9% decrease in barrels of oil equivalents (“BOE’s”) produced to 273 BOE for the six months ended June 30, 2004 as compared to 288 BOE for the same period in 2003. This decrease in production was due mainly to natural production declines as well slight additional declines from the high initial production rates during the six months ended June 30, 2003 attributable to the initial production from the Company’s drilling program initiated in December 2002.

The following table summarizes the Company's oil and gas production and related pricing for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,

	2004	2003

Oil production volumes (MBbls)	266	288
Gas production volumes (Mmcf)	41	64
Average oil price (per Bbl)	$33.12	$28.97
Average gas price (per Mcf)	$5.77	$4.86

Operating Expenses. Lease operating expenses not including production taxes increased to $2,922,000 for the six months ended June 30, 2004 as compared to $2,814,000 for the same period in 2003. This increase was due primarily to a reduction of reimbursements from third parties for gas processing offset partially by lower contract labor expense as a result of a reduction of non-capitalized LOE workovers performed during the six month period ended June 30, 2004 as compared to the same period in 2003.

Production Taxes. Production taxes remained relatively constant at $1,043,000 for the six months ended June 30, 2004 as compared to $1,055,000 for the same period in 2003.

General and Administrative Expenses. Net general and administrative expenses increased to $1,259,000 for the six months ended June 30, 2004 from $961,000 for the same period in 2003. This increase was due primarily to a $84,000 increase in the Company’s reserve engineering costs related to evaluations done in conjunction with the potential WCBB sale, an increase of $95,000 in legal expenses related to the Company’s rights offering and slight increases in salary and other benefits.

Interest Expense. Ordinary interest expense increased to $73,000 for the six months ended June 30, 2004 from $8,000 for the same period in 2003. This increase was due to an increase in the average debt outstanding for the six months ended June 30, 2004 as compared to the same period in 2003.

Interest Expense – Preferred Offering. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Previously, the Series A Preferred Stock had been classified on the balance sheet between total liabilities and equity. Currently, the Company has recorded a liability related to the Series A Preferred Stock of $13,004,000. As a result of the adoption of SFAS No. 150 in May 2003, the Company has recorded $933,000 of interest expense for the six months ended June 30, 2004 on the preferred offering which would have previously been classified as a reduction in equity if there had been any for the same period in 2003.

Other changes in income for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 were attributable to the following factors:

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased to $2,287,000 for the six months ended June 30, 2004, consisting of $2,170,000 in depletion on oil and gas properties and $117,000 in depreciation of other property and equipment. This compares to total depreciation, depletion and amortization expense of $2,127,000 for the six months ended June 30, 2003. This increase is due primarily to a reduction of barrels due to engineering revisions in the reserve report dated January 1, 2004.

Income Taxes. As of June 30, 2004 the Company had a net operating loss carryforward of approximately $98,000,000, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $45,000,000, which was fully reserved by a valuation allowance at that date. Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $126,000 was provided for the six-month period ended June 30, 2004.

Cumulative Effect of Accounting Change. On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed into service. When the liability is initially recorded, the Company will increase the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. Any difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability will be recognized as a gain or loss in the Company’s earnings. The asset retirement obligation is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that will be required in future periods due to the availability of additional information, including prices for oil field services, technological changes, governmental requirements and other factors. For the three months ended March 31, 2003 and upon adoption of SFAS No. 143, the Company recorded a net benefit of $.27 million as the cumulative effect of a change in accounting principle. The non-cash transition adjustment increased oil and natural gas properties and asset retirement obligations by $7.59 million and $7.37 million, respectively, and decreased accumulated depreciation by $.05 million.

Capital Expenditures, Capital Resources and Liquidity

Net cash flow provided by operating activities for the six months ended June 30, 2004 was $2,070,000, as compared to net cash flow provided by operating activities of $9,107,000 for 2003. This decrease was mainly due to the collection during 2003 of an insurance settlement in the amount of $2,510,000 related to damage to the WCBB facility caused by Hurricane Lili (an additional $1,000,000 advance had been paid to the Company during 2002), a reduction of net income of $1,578,000 which includes an increase in interest expense of $933,000 as a result of the adoption of SFAS No. 150, an increase in accounts receivable of $352,000, and a decrease in accounts payable and accrued liabilities of $3,943,000 related to the payments made on the companys expenses incurred in the companies drilling program initiated in December 2002.

Net cash used in investing activities for the six months ended June 30, 2004 was $6,910,000 as compared to $8,588,000 used during the same period in 2003. Mainly as a result of the Company’s drilling programs initiated in December 2002, the Company spent $7,803,000 in additions to oil and gas properties in the first six months of 2003. For the same period in 2004, Gulfport spent $3,084,000 in additions to oil and gas properties of which $1,000,000 was spent preparing to commence the Company’s 2004 drilling program in July 2004 with the remainder spent on workover and recompletion activities on existing wells. Of the remaining $3,826,000 net cash used in investing activities, $3,700,000 was used to purchase the building the Company currently occupies. Gulfport financed its capital expenditures with cash flow provided by operations and borrowings on its credit facilities.

Net cash provided by financing activities for the six months ended June 30, 2004 was $3,877,000 as compared to $11,000 used by financing activates for the same period in 2003. The $3,877,000 provided by financing activities includes the issuance of a note(s) with an original principal amount of $3,389,000 to finance the purchase the office building the Company occupies and borrowings of $500,000 under our credit facility with CD Holdings used to purchase a portion of the pipe needed for the wells to be drilled in the Company’s 2004 drilling program which commenced in July 2004.

Capital Resources. In addition to cash generated by operating activities primarily related to funds from our producing oil and gas properties, our main capital resources are derived from the issuance of equity securities and borrowings under our bank and other credit facilities.

Credit Facilities. On June 20, 2002, the Company entered into a line of credit with the Bank of Oklahoma. Under the terms of the agreement, the Company was extended a commitment to borrow up to $2,300,000. Amounts borrowed under the line bear interest at the prime rate charged from time to time by JPMorgan Chase plus 1%, with payments of interest on outstanding balances due monthly. On July 1, 2003, the Company renewed this line of credit and extended the maturity date to July 1, 2004. The outstanding balance under this credit facility was $2,200,000 at June 30, 2004. The Company has extended the maturity date of this credit facility to July 1, 2005 and may use a portion of the net proceeds from the rights offering to repay amounts outstanding under this credit facility.

In connection with our proposed rights offering, on April 30, 2004, the Company entered into a $3.0 million revolving credit facility with CD Holding, L.L.C., a principal stockholder of the Company. Borrowings under the credit facility are due on the earlier of the closing of this rights offering and August 1, 2005 and bear interest at 10.0% per annum. Under the credit facility, CD Holding may, if it elects to do so, apply the outstanding principal amount and any accrued but unpaid interest either (1) to the subscription price payable upon exercise of the rights issued to CD Holding in the rights offering, or (2) to the purchase price for the Company's common stock. Any amounts that remain outstanding after such application will be repaid with a portion of the net proceeds from the rights offering to the extent such funds are available. The credit facility provides that if this rights offering is not completed, CD Holding has the right to convert any borrowings plus any accrued but unpaid interest under the facility into shares of our common stock at a conversion price equal to $1.20 per share. As of June 30, 2004, $500,000 had been borrowed on the facility.

On May 22, 2001, the Company entered into a revolving line of credit agreement with Gulfport Funding, LLC ("Gulfport Funding"), an affiliate of the Company. Under the terms of the agreement, the Company could borrow up to $3,000,000, with borrowed amounts bearing interest at the prime rate charged from time to time by the Bank of America plus 4%. All outstanding principal amounts along with accrued interest were due on February 22, 2002. The Company paid a facility commitment fee of $60,000 in connection with this line of credit. This fee was amortized over the life of the agreement. On March 29, 2002, the outstanding balance of this note payable, together with all accrued and unpaid interest, was satisfied in full through Gulfport Funding’s participation in the Company’s private placement offering of its Series A preferred stock as described below.

Issuance of Equity. In March 2002, the Company commenced a private placement offering of 10,000 units. Each unit consisted of (i) one share of Cumulative Preferred Stock, Series A, of the Company and (ii) a warrant to purchase up to 250 shares of common stock, par value $0.01 per share, of the Company. Holders of the Series A preferred stock are entitled to receive dividends at the rate of 12% of the liquidation preference per annum payable quarterly in cash or, at the option of the Company for all quarters ending on or prior to March 31, 2004, payable in whole or in part in additional shares of Series A preferred stock at the rate of 15% of the liquidation preference per annum. The Company chose to pay dividends on the shares of Series A preferred stock with additional shares of Series A preferred stock for the quarterly periods ended March 31, June 30, September 30 and December 31, 2003 and March 31, 2004 and, as a result, had issued an additional 3,713.25 shares of Series A preferred stock as of June 30, 2004. Dividends would have been payable in cash for all quarters after March 31, 2004. However, effective June 2004, the Company amended it’s Certificate of Designation with respect to the Series A preferred stock to give the Company the ability to pay dividends on the Series A preferred stock with additional shares of Series A preferred stock after March 31, 2004, for so long as such shares remain outstanding and prior to the mandatory redemption date. To the extent funds are legally available, the Company is obligated to declare and pay the dividends on the Series A preferred stock. The Series A preferred stock may be redeemed at any time for an amount per share equal to $1,000 and all accrued and unpaid dividends thereon, whether or not declared or payable, and must be redeemed on March 29, 2007 for an amount per share equal to $1,000 and all accrued and unpaid dividends thereon, whether or not declared or payable. Accordingly, the outstanding Series A preferred stock is treated as redeemable stock on the Company’s balance sheet.

The Warrants have a term of ten years and an exercise price of $4.00 per share of common stock, subject to adjustment under certain circumstances including the occurrence of the rights offering. The Company granted to holders of the Warrants certain demand and piggyback registration rights with respect to shares of common stock issuable upon exercise of the warrants.

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

On July 22, 2004, the Company launched its rights offering of common stock subscription rights to purchase up to an aggregate of 10,000,000 shares of its Common Stock at a subscription price of $1.20 per share. The rights offering expires on August 17, 2004, unless the Company otherwise extends the expiration date.

Late in 2003, the Company hired Petrie Parkman & Co. to assist in a possible sale of its WCBB field. As of the date of this filing, no sale is pending. It is the Board of Directors' determination that if a sale of WCBB is not consummated that it is in the best interests of the Company to undertake a rights offering to raise $12,000,000. CD Holding, one of our principal stockholders, has agreed subject to certain conditions, to back-stop the rights offering for a commitment fee of 2% of the gross proceeds from the rights offering, which, at the option of CD Holding, may be applied to the subscription price payable upon exercise of the rights issued to it in the rights offering.

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

May 2004	1000 bbls @ day $30.85
June 2004	1000 bbls @ day $30.85
July-December 2004	1000 bbls @ day $33.60
January – June 2005	1000 bbls @ day $33.10

The primary capital commitments faced by the Company are the capital requirements needed to continue developing the Company's proved reserves and obligations under Gulfport’s credit facilities and its outstanding Series A preferred stock.

Gulfport’s strategy is to continue to increase cash flows generated by its properties by undertaking new drilling, workover, sidetrack and recompletion projects in the fields to exploit its reserves. The Company has upgraded its infrastructure by enhancing its existing facilities to increase operating efficiencies, increase volume capacities and lower lease operating expenses. Additionally, Gulfport completed the reprocessing of its 3-D seismic data in its principal property, WCBB. The reprocessed data will continue to enable the Company's geophysicists to generate new prospects and enhance existing prospects in the intermediate zones in the field, thus creating a portfolio of new drilling opportunities.

In Gulfport’s January 1, 2004 reserve report, 91% of Gulfport's net reserves were categorized as proved undeveloped. The proved reserves of Gulfport will generally decline as reserves are depleted, except to the extent that Gulfport conducts successful exploration or development activities or acquires properties containing proved developed reserves, or both. To realize reserves and increase production, the Company must continue it’s exploratory drilling, undertake other replacement activities or utilize third parties to accomplish those activities.

Gulfport’s inventory of prospects includes 137 proved undeveloped (PUD) wells at WCBB. The drilling schedule used in the reserve report anticipates that all of those wells will be drilled by 2011. Gulfport intends to drill 12 wells at WCBB during 2004 at an estimated cost of $9.6 million. In addition, Gulfport intends to workover ten existing wells at WCBB through the first quarter of 2005 at an estimated aggregate cost of $1,000,000.

During 2004, Gulfport intends to shoot 3-D seismic at East Hackberry Field at an estimated total cost of approximately $4.5 million, of which $2.5 million is expected to be expended in 2004.

On June 28, 2004, the Company purchased the office building in Oklahoma City, Oklahoma in which it had been leasing approximately 12,035 square feet at a monthly rent of approximately $18,000.  The building contains approximately 24,823 total rentable square feet.  Upon the closing, the Company had access to an additional 3,000 square feet of space and the balance of the space was leased for 12 months by the previous owner.  At the end of the twelve-month period, the Company will either occupy or sub-lease any unused space.  The purchse price was $3.7 million, of which approximately $300,000 was paid in cash at closing.

The Company intends to use cash flows from operations and the net proceeds from the rights offering to meet its capital expenditure, debt repayment and other financial obligations during 2004.

COMMITMENTS

Plugging and Abandonment Funds

In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the seller’s obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. ChevronTexaco retained a security interest in production from these properties until these abandonment obligations have been fulfilled. Beginning in 2007, the Company can access the trust for use in plugging and abandonment charges associated with the property. As of June 30, 2004, the plugging and abandonment trust totaled approximately $2,810,000, including interest received during the six months ended June 30, 2004 of approximately $6,000. The Company has plugged 132 wells at WCBB since it began its plugging program in 1997 and is current in its funding and plugging obligations.

In addition, the Company has letters of credit totaling $200,000 secured by certificates of deposit being held for plugging costs in the East Hackberry field. Once specific wells are plugged and abandoned, the $200,000 will be returned to the Company.

ITEM 3. CONTROLS AND PROCEDURES

Gulfport Energy Corporation, under the direction of the Chief Executive Officer and the Vice President and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by Gulfport in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to Gulfport’s management, including the Chief Executive Officer and the Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of Gulfport management, including the Chief Executive Officer and the Vice President and Chief Financial Officer, of the effectiveness of the design and operation of Gulfport’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that as of June 30, 2004, Gulfport’s disclosure controls and procedures are effective. In compliance with Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, each of these officers executed a Certification attached as an exhibit to this Form 10-QSB.

There have not been any significant changes in Gulfport’s internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY  SECURITIES

   (a)   In April 2004 Gulfport obtained the written consent of certain of its stockholders approving two amendments to the Company’s Certificate of Incorporation, (i) increasing the authorized number of shares of the Company’s capital stock from 20,000,000 to 40,000,000 shares and (ii) increasing the authorized number of shares of the Company’s common stock, par value $0.01 per share from 20,000,000 to 35,000,000 shares. These amendments have been approved by the Company’s Board of Directors and the holders of more than a majority of shares of Common Stock outstanding. These amendments became effective upon filings with the Secretary of State of the State of Delaware in June 2004.

The terms of the Series A preferred stock provide that for all quarters after March 31, 2004, dividends must be paid in cash. However, the Board of Directors of the Company has approved and the Company has received the consent of holders of the requisite number of shares of Series A preferred stock to the amendment of the Company’s Certificate of Designation with respect to the Series A preferred stock to give the Company the ability to pay dividends on the Series A preferred stock with additional shares of Series A preferred stock after March 31, 2004 for so long as such shares remain outstanding and prior to the mandatory redemption date. The amendment to the terms of the Series A preferred stock became effective upon filing of the amendment to the Certificate of Designations with the Secretary of State of the State of Delaware in June 2004.

     (b)      Not applicable.
             (c)  Not applicable.
             (d)  Not applicable.
            (e)  Gulfport does not have a share repurchase program, and during the three months ended June 30, 2004, Gulfport had not purchased any shares of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

  Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Gulfport has obtained the written consent of certain of its stockholders of record as of April 15, 2004 approving two amendments to the Company’s Certificate of Incorporation, (i) increasing the authorized number of shares of the Company’s capital stock,  from 20,000,000 to 40,000,000 shares and (ii) increasing the authorized number of shares of common stock from 20,000,000 to 35,000,000 shares. These amendments have been approved by the Company’s Board of Directors and the holders of more than a majority of shares of Common Stock outstanding. These amendments became effective upon filings with the Secretary of State of the State of Delaware in June 2004.

ITEM 5. OTHER INFORMATION

(a)     None

(b)      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed December 1, 1997).
3.2
Amendment to Certificate of Incorporation changing name of corporation to Gulfport Energy Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004).

3.3
Amendment to Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 250,000,000 (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004).

3.4
Amendment to Certificate of Incorporation to effect a 50 to 1 reverse stock split of the issued and outstanding Common Stock (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004).

3.5
Amendment to Certificate of Incorporation to reduce the number of authorized shares of Common Stock from 250,000,000 to 15,000,000 (incorporated by reference to Exhibit 3.6 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004).

3.6	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to Information Statement filed on February 20, 2004).
3.7	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed December 1, 1997).
4.1
Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

10.1
Back-stop Letter Agreement between the Registrant and CD Holding, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement of Form SB-2, File No. 333-115396, filed May 12, 2004).

10.2
Credit Agreement dated July 1, 2003 by and between the Registrant and the Bank of Oklahoma LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement of Form SB-2, File No. 333-115396, filed May 12, 2004).

10.3	Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Form 10-K filed March 30, 2001).
10.4
Form of Warrant Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

10.5
Employment Agreement dated June 2003 between the Registrant and Mike Liddell (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004).

10.6
Credit Agreement dated April 30, 2004 by and between the Registrant and CD Holding, L.L.C. LLC (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement of Form SB-2, File No. 333-115396, filed May 12, 2004).

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the
Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 if Chapter 63 of Title 18 of the United
States Code.
32.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the
Securities Exchange Act of 1934, as amended, and Section 1350 if Chapter 63 of Title 18 of the
United States Code.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFPORT ENERGY CORPORATION

Date: August 16, 2004	By:	/s/ Mike Liddell
Mike Liddell
Chief Executive Officer

By:	/s/ Mike Moore
Mike Moore
Chief Financial Officer

