Form 10QSB
period 2004-09-30
GULFPORT ENERGY CORP
filed 2004-11-12
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
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

Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

NAME OF EACH EXCHANGE ON WHICH
TITLE OF EACH CLASS REGISTERED	REGISTERED
Common Stock, $0.01 par value	None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [   ].

As of November 9, 2004, 20,146,566 shares of common stock were outstanding.

1

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

GULFPORT ENERGY CORPORATION

TABLE OF CONTENTS

FORM 10-QSB QUARTERLY REPORT

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Balance Sheet at September 30, 2004 (unaudited)	5

Statements of Income for the Three and Nine Month Periods Ended
September 30, 2004 and 2003 (unaudited)	6

Statements of Common Stockholders' Equity for the Nine Months Ended	7
September 30, 2004 and 2003 (unaudited)

Statements of Cash Flows for the Nine Months Ended	8
September 30, 2004 and 2003 (unaudited)

Notes to Financial Statements	9

Item 2 Management's Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3 Controls and Procedures	24

PART II OTHER INFORMATION

Item 1 Legal Proceedings	25

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3 Defaults upon Senior Securities	25

Item 4 Submission of Matters to a Vote of Security Holders	25

Item 5 Other Information	25

Item 6 Exhibits	26

Signatures	28

3

GULFPORT ENERGY CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
September 30, 2004 and 2003

Forming a part of Form 10-QSB Quarterly Report to the
Securities and Exchange Commission

This quarterly report on Form 10-QSB should be read in conjunction with Gulfport Energy Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2003.

GULFPORT ENERGY CORPORATION

BALANCE SHEET

September 30,
2004
(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,985,000
Accounts receivable	2,251,000
Accounts receivable - related party	745,000
Prepaid expenses and other current assets	154,000

Total current assets	12,135,000

Property and equipment:
Oil and natural gas properties	136,006,000
Other property and equipment	5,656,000
Accumulated depletion, depreciation, amortization	(80,917,000)

Property and equipment, net	60,745,000

Other assets	3,125,000

Total assets	$76,005,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,443,000
Accrued payable - royalty audit	53,000
Asset retirement obligation - current	480,000
Current maturities of long-term debt	323,000

Total current liabilities	5,299,000

Asset retirement obligation - long-term	7,638,000
Long-term debt	3,252,000
Redeemable 12% cumulative preferred stock, Series A, $.01
par value, with a redemption and liquidation value of
$1,000 per share; 30,000 authorized, 13,502 issued and
outstanding at September 30, 2004	13,502,000

Total liabilities	29,691,000

Commitments and contingencies

Preferred stock, $.01 par value; 5,000,000 authorized
at September 30, 2004, 30,000 issued as redeemable 12%
cumulative preferred stock, Series A	-

Common stockholders' equity:
Common stock - $.01 par value, 35,000,000 authorized,
20,146,566 issued and outstanding at September 30, 2004	201,000
Paid-in capital	95,737,000
Accumulated deficit	(49,624,000)

Total stockholders' equity	46,314,000

Total liabilities and stockholders' equity	$76,005,000

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Gas sales	$139,000	$99,000	$266,000	$351,000
Oil and condensate sales	5,241,000	3,856,000	14,061,000	12,112,000
Other income	50,000	45,000	75,000	156,000

	5,430,000	4,000,000	14,402,000	12,619,000

Costs and expenses:
Operating expenses	1,478,000	1,581,000	4,400,000	4,395,000
Production taxes	629,000	560,000	1,667,000	1,515,000
Depreciation, depletion, and amortization	1,207,000	1,057,000	3,494,000	3,184,000
General and administrative	261,000	385,000	1,526,000	1,346,000

	3,575,000	3,583,000	11,087,000	10,440,000

INCOME FROM OPERATIONS:	1,855,000	417,000	3,315,000	2,179,000

OTHER (INCOME) EXPENSE:
Accretion expense	75,000	75,000	223,000	223,000
Interest expense	98,000	20,000	171,000	29,000
Interest expense - preferred stock	499,000	429,000	1,431,000	429,000
Interest income	(23,000)	(9,000)	(31,000)	(26,000)
	649,000	515,000	1,794,000	655,000
INCOME BEFORE INCOME TAXES	1,206,000	(98,000)	1,521,000	1,524,000

INCOME TAX EXPENSE (BENEFIT):
Current	682,000	-	1,181,000	610,000
Deferred	(682,000)	-	(1,181,000)	(610,000)
	-	-	-	-

NET INCOME BEFORE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE	$1,206,000	$(98,000)	$1,521,000	$1,524,000

Cumulative effect of change in
accounting principle	-	-	-	270,000
NET INCOME	1,206,000	(98,000)	1,521,000	1,794,000

Less: Preferred stock dividends	-	-	-	(838,000)

NET INCOME AVAILABLE TO
COMMON STOCKHOLDERS	$1,206,000	$(98,000)	$1,521,000	$956,000

NET INCOME PER COMMON SHARE - BASIC:
Per common share before effect of change
in accounting principle	$0.08	$(0.01)	$0.13	$0.07
Effect per common share of change in
accounting principle	-	-	-	0.02

	$0.08	$(0.01)	$0.13	$0.09
NET INCOME PER COMMON SHARE - DILUTED:
Per common share before effect of change
in accounting principle	$0.08	$-	$0.13	$0.07
Effect per common share of change in
accounting principle	-	-	-	0.02

	$0.08	$-	$0.13	$0.09

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION
Statements of Common Stockholders' Equity
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Balance at December 31, 2002	10,146,566	$101,000	$84,192,000	$(50,926,000)
Net income	-	-	-	1,794,000
Preferred stock dividends	-	-	-	(838,000)
Balance at September 30, 2003	10,146,566	101,000	84,192,000	$(49,970,000)

Balance at December 31, 2003	10,146,566	$101,000	$84,192,000	$(51,145,000)
Net income	-	-	-	1,521,000
Preferred stock dividends	-	-	-	-
Stock Rights Offering	10,000,000	100,000	11,545,000	-
Balance at September 30, 2004	20,146,566	$201,000	$95,737,000	$(49,624,000)

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,521,000	$1,794,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Cumulative effect of change in accounting principle	-	(270,000)
Accretion of discount	223,000	223,000
Interest expense - preferred stock	1,431,000	429,000
Depletion, depreciation and amortization	3,494,000	3,178,000
Amortization of debt issuance costs	-	6,000
Changes in operating assets and liabilities:
Decrease in insurance settlement receivable	-	2,510,000
(Increase) Decrease in accounts receivable	(911,000)	188,000
(Increase) in accounts receivable - related party	(366,000)	(233,000)
Decrease in prepaid expenses	25,000	91,000
Increase in accounts payable and accrued liabilities	1,010,000	1,143,000
Net cash provided by operating activities	6,427,000	9,059,000

Cash flows from investing activities:
(Additions) to cash held in escrow	(65,000)	(177,000)
(Additions) to other property, plant and equipment	(3,744,000)	(24,000)
(Additions) to oil and gas properties	(7,924,000)	(9,252,000)
Expenditures related to oil and gas properties due to hurricane	(32,000)	(702,000)

Net cash used in investing activities	(11,765,000)	(10,155,000)

Cash flows from financing activities:
Principal payments on borrowings	(2,753,000)	(17,000)
Borrowings on note payable - related party	500,000	-
Borrowings on note payable	3,389,000	1,500,000
Proceeds from rights offering	11,645,000	-

Net cash provided by financing activities	12,781,000	1,483,000

Net increase in cash and cash equivalents	7,443,000	387,000

Cash and cash equivalents at beginning of period	1,542,000	1,109,000

Cash and cash equivalents at end of period	$8,985,000	$1,496,000

Supplemental disclosure of cash flow information:
Interest payments	$171,000	$29,000

Supplemental disclosure of non-cash transactions:
Payment of Series A Preferred Stock dividends
through issuance of Series A Preferred Stock	$1,431,000	$838,000

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

Included in the accompanying September 30, 2004 balance sheet are amounts receivable from entities that have similar controlling interests as those controlling the Company. These receivables represent amounts billed by the Company for general and administrative functions performed by Gulfport’s personnel on behalf of the related party companies. As of September 30, 2004, this receivable amount totaled $745,000.

2.	PROPERTY AND EQUIPMENT

The major categories of property and equipment and related accumulated depreciation, depletion and amortization are as follows:

September 30, 2004

Oil and gas properties	$136,006,000
Office furniture and fixtures	1,470,000
Buildings	3,926,000
Land	260,000

Total property and equipment	141,662,000

Accumulated depreciation, depletion,
amortization and impairment reserve	(80,917,000)

Property and equipment, net	$60,745,000

GULFPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3.	OTHER ASSETS

Other assets consist of the following:

September 30, 2004
Plugging and abandonment escrow account
on the WCBB properties (Note 7)	$2,814,000
CD's securing letter of credit	200,000
Deposits	111,000

$3,125,000

4.	LONG-TERM DEBT

A break down of long-term debt is as follows:

September 30, 2004
Building loans	$3,454,000
Accrued payable - royalty audit	174,000
3,628,000

Less - current maturities of long term debt	376,000

Debt reflected as long term	$3,252,000

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

5.	CASTEX BACK-IN

Gulfport sold its interest in the Bayou Penchant, Bayou Pigeon, Deer Island and Golden Meadow fields to Castex Energy 1996 Limited Partnership effective April 1, 1998 subject to a 25% reversionary interest in the partnership after Castex had received 100% of the initial investment. Castex informed Gulfport that the investment had paid out effective September 1, 2001. In lieu of a 25% interest in the partnership, Gulfport elected to take a proportionately reduced 25% working interest in the properties. During March 2002, the Company received approximately $220,000 from Castex which the Company believes consists of sales income for the period after payout net of operating expenses, although the Company has not received confirmation of such. The Company received an additional $66,000 from Castex in March of 2003, which is included in the accompanying statement of income for the nine months ended September 30, 2003 as "Other Income".

GULFPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6.	EARNINGS PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	For the Three Months Ended September 30,
	2004			2003
		Per				Per
	Income	Shares	Share	Income	Shares	Share
Basic:
Income before effect of change in
accounting principle	$1,206,000			$(98,000)
Less: preferred stock dividends	-			-
	1,206,000	14,603,088	$0.08	(98,000)	10,146,566	$(0.01)
Effect of change in accounting
principle	-	14,603,088	-	-	10,146,566	-
	$1,206,000		$0.08	$(98,000)		$(0.01)

Effect of dilutive securities:
Stock options		112,480			205,101

Diluted:
Income before effect of change in
accounting principle	$1,206,000			$(98,000)
Less: preferred stock dividends	-			-
	1,206,000	14,715,568	$0.08	(98,000)	10,351,667	$(0.01)
Effect of change in accounting
principle	-	14,715,568	-	-	10,351,667	-
	$1,206,000		$0.08	$(98,000)		$(0.01)

GULFPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	For the Nine Months Ended September 30,
	2004			2003
	Per					Per
	Income	Shares	Share	Income	Shares	Share
Basic:
Income before effect of change in
accounting principle	$1,521,000			$1,524,000
Less: preferred stock dividends	-			(838,000)
	1,521,000	11,648,398	$0.13	686,000	10,146,566	$0.07
Effect of change in accounting
principle	-	11,648,398	-	270,000	10,146,566	0.02
	$1,521,000		$0.13	$956,000		$0.09

Effect of dilutive securities:
Stock options		173,181			174,431

Diluted:
Income before effect of change in
accounting principle	$1,521,000			$1,524,000
Less: preferred stock dividends	-			(838,000)
	1,521,000	11,821,579	$0.13	686,000	10,320,997	$0.07
Effect of change in accounting
principle	-	11,821,579	-	270,000	10,320,997	0.02
	$1,521,000		$0.13	$956,000		$0.09

Common stock equivalents not included in the calculation of 2004 and 2003 diluted earnings per share above consists of 2,322,893 warrants issued in connection with the Company’s Private Placement Offering which took place during March 2002 as discussed in Note 8. Also not included in the calculation of 2004 and 2003 diluted earnings per share are 108,625 warrants issued in connection with the Company’s revolving line of credit with Gulfport Funding, which was retired during March 2002. These potential common shares were not considered in the calculation due to their anti-dilutive effect during the periods presented.

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

As of September 30, 2004, the plugging and abandonment trust totaled approximately $2,814,000, including interest received during 2004 of approximately $10,000. The Company has plugged 132 wells at WCBB since it began its plugging program in 1997 and is current in its funding and plugging obligations.

8.	PRIVATE PLACEMENT OFFERING

GULFPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

The Warrants have a term of ten years and an exercise price of $1.20 per share of common stock subject to adjustment. The Company granted to holders of the Warrants certain demand and piggyback registration rights with respect to shares of common stock issuable upon exercise of the warrants.

The Preferred offering was made available to stockholders (some of whom were affiliates) of the Company as of December 31, 2001 who were accredited investors. Purchasers were able to participate up to their pro rata share of ownership in the Company as of December 31, 2001. As of April 15, 2002, the Company had closed on subscriptions totaling $9,292,000 for 9,291.85 units, which included the conversion by Gulfport Funding, LLC of its $3,000,000 loan along with the accumulated interest due from the Company for 3,262.98 units. Additionally, multiple entities controlled by the Company's majority stockholder participated in the offering by subscribing for 2,738 units at a cost of $2,738,000.

9.	DIVIDENDS ON SERIES A PREFERRED STOCK

As discussed in Note 8, the Company may, at its option, accrue additional shares of Preferred Stock for the payment of dividends at a rate of 15% per annum rather than accrue cash dividends at a rate of 12% per annum during the initial two years following the closing date of its Offering which expired on March 31, 2004. Effective April 1, 2004, as a result of the amendment discussed below, the Company will continue to accrue additional shares of Preferred Stock for payment of dividends. As a result, the Company has issued additional shares totaling $1,431,000 for the nine-month period ended September 30, 2004, related to the Preferred Stock Series A shares issued and outstanding during that time period. These dividends were calculated based upon the Preferred’s $1,000 per share redemptive value and are reflected as "Series A preferred stock" in the accompanying balance sheet. As a result of the adoption of SFAS 150, the dividends issued as additional shares for the three and nine month periods ended September 30, 2004 are shown as "Interest expense - preferred stock" in the accompanying statement of income.

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

10.	2004 RIGHTS OFFERING

On July 22, 2004, the Company launched its rights offering of common stock subscription rights to purchase up to an aggregate of 10,000,000 shares of its Common Stock at a subscription price of $1.20 per share. Rights to purchase all 10,000,000 shares of Common Stock were exercised in the rights offering, which expired on August 20, 2004. The offering was completed pursuant to a Registration Statement on Form SB-2, File No. 333-115396, which was declared effective by the SEC in July 2004. The Company received net cash proceeds of approximately $11.1 million from the rights offering after deducting offering expenses of approximately $.12 million. In addition, CD Holding, one of the Company’s principal stockholders, elected to apply the outstanding principal balance amount and accrued but unpaid interest in the aggregate amount of $510,547 under its revolving credit facility with the Company to the subscription price payable by CD Holding upon exercise of the rights issued to it in the rights offering.  In addition, CD Holding had agreed, subject to certain conditions, to back-stop the rights offering for a commitment fee of 2% of the gross proceeds from the rights offering, which, at the option of CD Holding, was also applied to the subscription price payable upon exercise of the rights issued to it in the rights offering. The net cash proceeds from the rights offering were or will be used to fund the Company’s seismic and drilling programs at WCBB and East Hackberry Field and to repay in full the outstanding principal balance of approximately $2,200,000 on the Company’s line of credit with the Bank of Oklahoma.

Borrowings under the bridge loan from CD Holding were used to fund in part the Company’s 2004 drilling program and were due on the earlier of the closing of the rights offering or August 1, 2005 and bore interest at the rate of 10.0% per annum. The credit facility provided that if the rights offering was not completed, CD Holding had the right to convert any borrowings plus any accrued but unpaid interest under the facility into shares of our common stock at a conversion price equal to $1.20 per share. Under the credit facility, CD Holding had the option to apply the outstanding principal amount and any accrued but unpaid interest either (1) to the subscription price payable upon exercise of the rights issued to CD Holding in the rights offering, or (2) to the purchase price for the Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts, included in this Form 10-QSB that address activities, events or developments that Gulfport Energy Corporation ("Gulfport" or the "Company"), a Delaware corporation, formerly known as WRT Energy Corporation ("WRT"), expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of Gulfport’s business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by Gulfport in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with Gulfport’s expectations and predictions is subject to a number of risks and uncertainties, general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by Gulfport; competitive actions by other oil and gas companies; changes in laws or regulations; and other factors, many of which are beyond the control of Gulfport. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurances that the actual results or developments anticipated by Gulfport will be realized, or even if realized, that they will have the expected consequences to or effects on Gulfport, its business or operations. We have no intention, and disclaim any obligation, to update or revise any forward looking statements, whether as a result of new information, future results or otherwise.

The following discussion is intended to assist in an understanding of the Company's financial position as of September 30, 2004 and its results of operations for the three and nine month periods ended September 30, 2004 and 2003. The Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation's 2003 annual report on Form 10-KSB.

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

The Company’s operations are concentrated in two fields: West Cote Blanche Bay ("WCBB") and the Hackberry Fields.

West Cote Blanche Bay

          Background

      The WCBB field lies approximately five miles off the coast of Louisiana primarily in St. Mary's Parish in a shallow bay, with water depths averaging eight to ten feet. Currently, Gulfport owns a 100% working interest (81.11% average NRI) and is the operator in the depths above the base of the 13,900 Sand which is located at 11,320 feet. In addition, Gulfport owns a 40.40% non-operated working interest (29.95% NRI) in depths below the base of the 13,900 Sand. ChevronTexaco is the operator below the base of the 13,900 Sand. Gulfport's leasehold at WCBB covers a portion of Louisiana State Lease 340 and contains 5,668 gross acres. WCBB overlies one of the largest salt dome structures in the Gulf Coast. The field is characterized by a piercement salt dome, which created traps from the Pleistocene through the Miocene. The relative movements affected deposition and created a complex system of fault traps. The compensating fault sets generally trend NW-SE and are intersected by sets having a major radial component. Later-stage movement caused extension over the dome and a large graben system (a downthrown area bounded by normal faults) was formed. There are over 100 distinct sandstone reservoirs recognized throughout most of the field and nearly 200 major and minor discrete intervals have been tested. Within almost 900 wellbores that have been drilled to date in the field, over 4,000 potential zones have been penetrated. The sands are highly porous and permeable reservoirs primarily with a strong water drive.

    WCBB is a structurally and stratigraphically complex field. All of the Proved Undeveloped (PUD) locations at WCBB are adjacent to faults and abut at least one fault. Gulfport’s PUD drilling program is designed to penetrate each PUD trap with a new wellbore in a structurally optimum position, usually very close to the fault seal. The majority of these wells are directionally drilled using steering tools and downhole motors. The tolerance for error in getting near the fault is low, so the complex faulting does introduce a risk factor of crossing the fault before encountering the zone of interest, which could result in part or all of the zone being absent in the borehole. This, in turn, can result in lower than expected or zero reserves for that zone. The new wellbores eliminate the mechanical risk associated with trying to produce the zone from an old existing wellbore, while the wellbore locations are situated so as to more efficiently drain each reservoir. The vast majority of the PUD targets are up-dip offsets to wells which produced from a sub-optimum position within a particular zone. Gulfport's inventory of prospects includes 137 PUD wells. The drilling schedule used in the reserve report anticipates that all of those wells will be drilled by 2011. Gulfport commenced drilling 8 wells during July 2004.

As of September 30, 2004, there have been 885 wells drilled at WCBB, and of these 41 are currently producing, 285 are shut-in and 5 are utilized as salt water disposal wells. The balance of the wells (or 554) have been plugged and abandoned.

For the three months ended September 30, 2004, Gulfport’s net daily production in this field averaged 1,268 barrels of oil.

Recent Activity

In July 2004 Gulfport commenced an eight well drilling program at WCBB with a 100% success rate. The logs of the eight wells indicate a total of 38 productive horizons with 678 feet of net pay. The total gross initial production rates for the eight wells was 784 barrels of oil per day and 2,418 mcf of gas per day.

In addition, the Company also recompleted four existing wells at WCBB which had total initial gross production rates of 480 barrels of oil per day and 742 mcf of gas per day.

Future Activity

Gulfport is in the process of permitting six additional wells to be drilled at West Cote Blanche Bay, including one sidetrack, with a planned initial spud date of March 2005.

The Company also plans on converting a well that is currently inactive to a salt water disposal well for the field during 2005.

Gulfport began a five well workover and eight well recompletion program in the November of 2004. The Company also plans to workover and recomplete six to ten wells during the first quarter of 2005.

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

At West Hackberry, the first discovery well was drilled in 1938 and was developed by Superior Oil Company (now ExxonMobil Corporation) between 1938 and 1988. The estimated cumulative oil and condensate production through 2003 was 170 million barrels of oil with casinghead gas production of 120 billion cubic feet of gas. There have been 36 wells drilled to date on Gulfport's portion of West Hackberry and currently one is producing, 26 are shut-in and one well has been converted to a saltwater disposal well. The remaining eight wells have been plugged and abandoned.

Total net production per day for both Hackberry fields was 229 barrels of oil for the three-month period ended September 30, 2004.

Future Activity

The Gulfport technical staff continues its effort to identify additional drilling, workover and recompletion candidates at East Hackberry. During late 2004, Gulfport intends to begin shooting a 43 square mile 3-D seismic survey in the East Hackberry Field at an approximate cost of $4.5 million to allow us to undertake drilling in that field. The seismic will be paid for with proceeds raised in the rights offering. Gulfport intends to image shallow horizons at depths of approximately 5,000 feet to 7,000 feet, and image steeply dipping targets as deep as 15,000 feet.

Castex Back-In

Gulfport sold its interest in the Bayou Penchant, Bayou Pigeon, Deer Island and Golden Meadow fields to Castex Energy 1996 Limited Partnership (Castex) effective April 1, 1998 subject to a 25% reversionary interest in the partnership after Castex had received 100% of the initial investment. Castex informed Gulfport that the investment had paid out effective September 1, 2001. In lieu of a 25% interest in the partnership, Gulfport elected to take a proportionately reduced 25% working interest in the properties. During March 2002, the Company received approximately $220,000 from Castex which the Company believes consists of sales income for the period after payout net of operating expenses, although the Company has not received confirmation of such. The Company received an additional $66,000 from Castex in March of 2003, which is included in the accompanying statement of income for the nine months ended September 30, 2003 as "Other Income".

Third Quarter Highlights

• Proposed Sale of Assets - Late in 2003, the Company hired Petrie Parkman & Co. to assist in a possible sale of WCBB. As of the date of this filing, no sale is pending.

• Rights Offering - On July 22, 2004, the Company launched its rights offering of common stock subscription rights to purchase up to an aggregate of 10,000,000 shares of its Common Stock at a subscription price of $1.20 per share. Rights to purchase all 10,000,000 shares of Common Stock were exercised in the rights offering, which expired on August 20, 2004. The Company received net cash proceeds of approximately $11.1 million, after deducting offering expenses of approximately $.12 million from the rights offering.  In addition, $510,547 of the amount owed to CD Holding was applied to the subscription price payable upon exercise of the rights issued to CD Holding in the rights offering.

• 2004 Drilling Program and Recompletions - In July 2004 Gulfport initiated an eight well drilling program at West Cote Blanche Bay. The wells ranged in depth from approximately 2,500 feet to 9,900 feet; all with multiple production horizon targets. The drilling program had a 100% success rate. The logs of the eight wells indicate a total of 38 productive horizons with 678 feet of net pay. The total gross initial production rates for the eight wells was 784 barrels of oil per day and 2,418 mcf of gas per day.

In addition, the Company also recompleted four existing wells at WCBB which had total initial gross production rates of 480 barrels of oil per day and 742 mcf of gas per day.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2004 and 2003

Gulfport reported net income attributable to common stock of $1,206,000 for the three months ended September 30, 2004, as compared with a net loss attributable to common stock of $98,000 for the three months ended September 30, 2003. The increase in income attributable to common stock was primarily due to an increase in oil and gas prices.

Oil and Gas Revenues. For the three months ended September 30, 2004, Gulfport reported oil and gas revenues of $5,380,000, a 36% increase from revenues of $3,955,000 during the same period in 2003. This increase in revenues is attributable to a 48% increase in the average oil price received for the three months ended September 30, 2004 of $38.26 as compared to $25.79 for the same period in 2003. This was slightly offset by a 8% decrease in barrels of oil equivalents ("BOE’s") produced to 143 BOE for the three months ended September 30, 2004 as compared to 155 BOE for the same period in 2003. This decrease in production was due mainly to natural production declines. Most of the production from the Company’s drilling program initiated in July 2004, was not realized until the beginning of the fourth quarter.

The following table summarizes the Company's oil and gas production and related pricing for the three months ended September 30, 2004 and 2003:

	Three Months Ended
	September 30,
	2004	2003

Oil production volumes (MBbls)	137	150
Gas production volumes (Mmcf)	36	31
Average oil price (per Bbl)	$38.26	$25.79
Average gas price (per Mcf)	$3.81	$3.18

Operating Expenses. Lease operating expenses not including production taxes decreased to $1,478,000 for the three months ended September 30, 2004 as compared to $1,581,000 for the same period in 2003. This 7% decrease was due primarily to a reduction in non-capitalized LOE workovers performed during the period.

Production Taxes. Production taxes increased to $629,000 for the three months ended September 30, 2004 as compared to $560,000 for the same period in 2003. This increase was directly related to the increases in oil and gas sale proceeds for the three months ended September 30, 2004 as compared to the same period in 2003.

General and Administrative Expenses. Net general and administrative expenses decreased to $261,000 for the three months ended September 30, 2004 from $385,000 for the same period in 2003. This decrease was due primarily to increased general administrative reimbursements from entities that have similar controlling interests as those controlling the Company.

Interest Expense. Ordinary interest expense increased to $23,000 for the three months ended September 30, 2004 from $9,000 for the same period in 2003. This increase was due to an increase in the average debt outstanding for the three months ended September 30, 2004 as compared to the same period in 2003.

Interest Expense - Preferred Offering. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Previously, the Series A Preferred Stock had been classified on the balance sheet between total liabilities and equity. As of September 30, 2004, the amount of the Company's liability related to the Series A Preferred Stock was $13,502,000. As a result of the adoption of SFAS No. 150 in May 2003, the balance of the liability related to the Series A Preferred Stock includes $499,000 of interest expense for the three months ended September 30, 2004, which the Company paid by issuing additional shares of Series A preferred stock in lieu of cash.

Other changes in income for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 were attributable to the following factors:

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased to $1,207,000 for the three months ended September 30, 2004. This consists of $1,137,000 in depletion on oil and gas properties and $70,000 in depreciation of other property and equipment. This compares to total depreciation, depletion and amortization expense of $1,057,000 for the three months ended September 30, 2003. This increase is due primarily to an increase in the Company’s oil and gas assets and a reduction of barrels due to engineering revisions in the reserve report dated January 1, 2004.

Income Taxes. As of September 30, 2004, the Company had a net operating loss carryforward of approximately $98,000,000, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $45,000,000, which was fully reserved by a valuation allowance at that date. Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $682,000 was provided for the three-month period ended September 30, 2004.

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

Comparison of the Nine Months Ended September 30, 2004 and 2003

Gulfport reported net income attributable to common stock of $1,521,000 for the nine months ended September 30, 2004, as compared with net income attributable to common stock of $956,000 for the nine months ended September 30, 2003. The increase in income attributable to common stock was primarily due to increases in oil and gas prices.

Oil and Gas Revenues. For the nine months ended September 30, 2004, Gulfport reported oil and gas revenues of $14,327,000, a 15% increase from revenues of $12,463,000 during the same period in 2003. This increase in revenues is attributable to a 28% increase in the average oil price received for the nine months ended September 30, 2004 of $34.87 as compared to $27.13 for the same period in 2003. This was slightly offset by a 10% decrease in barrels of oil equivalents ("BOEs") produced to 416 BOE for the nine months ended September 30, 2004 as compared to 463 BOE for the same period in 2003. This decrease in production was due mainly to natural production declines as well slight additional declines from the high initial production rates during the nine months ended September 30, 2003 attributable to the higher initial production rates from the Company’s drilling program which began in December 2002.

The following table summarizes the Company's oil and gas production and related pricing for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended
	September 30,
	2004	2003

Oil production volumes (MBbls)	403	446
Gas production volumes (Mmcf)	73	97
Average oil price (per Bbl)	$34.87	$27.13
Average gas price (per Mcf)	$3.63	$3.58

Operating Expenses. Lease operating expenses not including production taxes remained constant at $4,400,000 for the nine months ended September 30, 2004 as compared to $4,395,000 for the same period in 2003.

Production Taxes. Production taxes increased to $1,667,000 for the nine months ended September 30, 2004 as compared to $1,515,000 for the same period in 2003. This increase was directly related to the increases in oil and gas sale proceeds for the nine months ended September 30, 2004 as compared to the same period in 2003.

General and Administrative Expenses. Net general and administrative expenses increased to $1,526,000 for the nine months ended September 30, 2004 from $1,346,000 for the same period in 2003. This increase was due primarily to a $84,000 increase in the Company’s reserve engineering costs related to evaluations done in conjunction with the potential WCBB sale and an increase of $95,000 in legal expenses.

Interest Expense. Ordinary interest expense increased to $171,000 for the nine months ended September 30, 2004 from $29,000 for the same period in 2003. This increase was due to an increase in the average debt outstanding for the nine months ended September 30, 2004 as compared to the same period in 2003.

Interest Expense - Preferred Offering. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Previously, the Series A Preferred Stock had been classified on the balance sheet between total liabilities and equity. As of September 30, 2004, the amount of the Company's liability related to the Series A Preferred Stock was $13,502,000. As a result of the adoption of SFAS No. 150 in May 2003, the balance of the liability related to the Series A preferred stock includes $1,431,000 of interest expense for the nine months ended September 30, 2004, which the Company paid by issuing additional shares of Series A preferred stock in lieu of cash.

Other changes in income for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 were attributable to the following factors:

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased to $3,494,000 for the nine months ended September 30, 2004, consisting of $3,306,000 in depletion on oil and gas properties and $188,000 in depreciation of other property and equipment. This compares to total depreciation, depletion and amortization expense of $3,184,000 for the nine months ended September 30, 2003. This increase is due primarily to an increase in the Company’s oil and gas assets and a reduction of barrels due to engineering revisions in the reserve report dated January 1, 2004.

Income Taxes. As of September 30, 2004 the Company had a net operating loss carryforward of approximately $98,000,000, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $45,000,000, which was fully reserved by a valuation allowance at that date. Utilization of net operating loss carryforwards and other timing differences will be recognized as a reduction in income tax expense in the year utilized. A current tax provision of $1,181,000 was provided for the nine-month period ended September 30, 2004.

Cumulative Effect of Accounting Change. For the three months ended March 31, 2003 and upon adoption of SFAS No. 143, the Company recorded a net benefit of $.27 million as the cumulative effect of a change in accounting principle. The non-cash transition adjustment increased oil and natural gas properties and asset retirement obligations by $7.59 million and $7.37 million, respectively, and decreased accumulated depreciation by $.05 million.

Capital Expenditures, Capital Resources and Liquidity

Net cash flow provided by operating activities for the nine months ended September 30, 2004 was $6,427,000, as compared to net cash flow provided by operating activities of $9,059,000 for the same period in 2003. This decrease was mainly due to the collection during 2003 of an insurance settlement in the amount of $2,510,000 related to damage to the WCBB facility caused by Hurricane Lili (an additional $1,000,000 advance had been paid to the Company during 2002) and an increase of account receivables at September 30, 2004.

Net cash used in investing activities for the nine months ended September 30, 2004 was $11,765,000 as compared to $10,155,000 used during the same period in 2003. Mainly as a result of the Company’s drilling programs initiated in December 2002, the Company spent $9,252,000 in additions to oil and gas properties in the first nine months of 2003. For the same period in 2004, Gulfport spent $7,924,000 in additions to oil and gas properties of which $4,819,000 was spent on the Company’s 2004 drilling program initiated in July 2004 with the remainder spent on workover and recompletion activities on existing wells. Of the remaining $3,841,000 net cash used in investing activities, $3,700,000 was used to purchase the building the Company currently occupies. Gulfport financed its capital expenditures with cash flow provided by operations, borrowings on its credit facilities and proceeds from the rights offering.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $12,781,000 as compared to $1,483,000 provided by financing activities for the same period in 2003. The $12,781,000 provided by financing activities includes (1) net cash proceeds of approximately $11.1 million from the rights offering after deducting offering expenses of approximately $.12 million; (2) the issuance of notes with a combined original principal amount of $3,389,000 to finance the purchase the office building the Company occupies and (3) borrowings of $500,000 under our credit facility with CD Holding which was used to purchase a portion of the pipe needed for the wells to be drilled in the Company’s 2004 drilling program. Approximately $2,200,000 was used to pay off the outstanding balance of the Company’s line of credit with Bank of Oklahoma and CD Holding elected to apply the outstanding principal balance amount and accrued but unpaid interest in the amount of $510,547 under its bridge loan to the Company to the subscription price payable by CD Holding upon exercise of the rights issued to it in the rights offering.

Capital Resources. In addition to cash generated by operating activities primarily related to funds from our producing oil and gas properties, our main capital resources are derived from the issuance of equity securities and borrowings under our bank and other credit facilities.

Credit Facilities. On June 20, 2002, the Company entered into a line of credit with the Bank of Oklahoma. Under the terms of the agreement, the Company was extended a commitment to borrow up to $2,300,000. Amounts borrowed under the line bear interest at the prime rate charged from time to time by JPMorgan Chase plus 1%, with payments of interest on outstanding balances due monthly. On July 1, 2003, the Company renewed this line of credit and extended the maturity date to July 1, 2004. The Company subsequently extended the maturity date of this credit facility to July 1, 2005. There was no outstanding balance under this credit facility at September 30, 2004.

In connection with the rights offering, on April 30, 2004, the Company entered into a $3.0 million revolving credit facility with CD Holding, L.L.C., a principal stockholder of the Company. Borrowings under the credit facility were due on the earlier of the closing of the rights offering or August 1, 2005 and bear interest at the rate of 10.0% per annum. The credit facility provided that if the rights offering was not completed, CD Holding had the right to convert any borrowings plus any accrued but unpaid interest under the facility into shares of our common stock at a conversion price equal to $1.20 per share. Under the credit facility, CD Holding had the option to apply the outstanding principal amount and any accrued but unpaid interest either (1) to the subscription price payable upon exercise of the rights issued to CD Holding in the rights offering, or (2) to the purchase price for the Common Stock. Upon closing of the rights offering, $500,000 had been borrowed on the facility to fund a part of the Company’s 2004 drilling program.  CD Holding applied all amounts due it under this credit facility to the exercise price payable upon exercise of rights it received in the rights offering.

Issuance of Equity. On July 22, 2004, the Company launched its rights offering of common stock subscription rights to purchase up to an aggregate of 10,000,000 shares of its Common Stock at a subscription price of $1.20 per share. Rights to purchase all 10,000,000 shares of Common Stock were exercised in the rights offering, which expired on August 20, 2004. The Company received net cash proceeds of approximately $11.1 million from the rights offering after deducting offering expenses of approximately $.12 million. In addition, CD Holding, one of the Company’s principal stockholders, elected to apply the outstanding principal balance amount and accrued but unpaid interest in the aggregate amount of $510,547 under its revolving credit facility the Company to the subscription price payable by CD Holding upon exercise of the rights issued to it in the rights offering. CD Holding had agreed subject to certain conditions, to back-stop the rights offering for a commitment fee of 2% of the gross proceeds from the rights offering, which, at the option of CD Holding, was also applied to the subscription price payable upon exercise of the rights issued to it in the rights offering. The net cash proceeds from the rights offering were and will be used to fund the Company’s seismic and drilling programs at WCBB and East Hackberry Field and to repay in full the outstanding principal balance of approximately $2,200,000 on the Company’s line of credit with the Bank of Oklahoma.

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

October-December 2004	1,000 bbls @ day $33.60
January - June 2005	1,000 bbls @ day $33.10
July - December 2005	1,000 bbls @day $39.70

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

Gulfport’s inventory of prospects includes 137 proved undeveloped (PUD) wells at WCBB. The drilling schedule used in the reserve report anticipates that all of those wells will be drilled by 2011. In July 2004, Gulfport commenced an eight well drilling program at WCBB at an estimated cost of $7.7 million.  In addition, the Company recently recompleted four existing wells at WCBB.

Late in 2004, Gulfport began the process of shooting 3-D seismic at East Hackberry Field at an estimated total cost of approximately $4.5 million, most of which will be expended in 2005.

On June 28, 2004, the Company purchased the office building it occupies in Oklahoma City, Oklahoma for $3,700,000. The building contains approximately 24,823 total rentable square feet. Immediately upon the closing, the Company gained access to an additional 3,000 square feet with the remaining space to be leased for approximately 12 months by the existing tenant/owner. At the end of the twelve-month period, the Company will either occupy or sub-lease any unused space.

The Company intends to use cash flows from operations and the net proceeds from the rights offering to meet its capital expenditure, debt repayment and other financial obligations during 2004 and 2005.

COMMITMENTS

Plugging and Abandonment Funds

In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the seller’s obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. ChevronTexaco retained a security interest in production from these properties until these abandonment obligations have been fulfilled. Beginning in 2007, the Company can access the trust for use in plugging and abandonment charges associated with the property. As of September 30, 2004, the plugging and abandonment trust totaled approximately $2,814,000, including interest received during the nine months ended September 30, 2004 of approximately $10,000. The Company has plugged 132 wells at WCBB since it began its plugging program in 1997 and is current in its funding and plugging obligations.

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

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of Gulfport management, including the Chief Executive Officer and the Vice President and Chief Financial Officer, of the effectiveness of the design and operation of Gulfport’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that as of September 30, 2004, Gulfport’s disclosure controls and procedures are effective. In compliance with Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, each of these officers executed a Certification attached as an exhibit to this Form 10-QSB.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   None

(b)	On July 22, 2004, the Company launched its rights offering of common stock subscription rights to purchase up to an aggregate of 10,000,000 shares of its Common Stock at a subscription price of $1.20 per share. Rights to purchase all 10,000,000 shares of Common Stock were exercised in the rights offering, which expired on August 20, 2004. The offering was completed pursuant to a Registration Statement on Form SB-2, File No. 333-115396, which was declared effective by the SEC in July 2004. The Company received net cash proceeds of approximately $11.1 million from the rights offering after deducting offering expenses of approximately $.12 million. In addition, CD Holding, one of the Company’s principal stockholders, elected to apply the outstanding principal balance amount and accrued but unpaid interest in the aggregate amount of $510,547 under its revolving credit facility the Company to the subscription price payable by CD Holding upon exercise of the rights issued to it in the rights offering. In addition, CD Holding had agreed subject to certain conditions, to back-stop the rights offering for a commitment fee of 2% of the gross proceeds from the rights offering, which, at the option of CD Holding, was also applied to the subscription price payable upon exercise of the rights issued to it in the rights offering. The net cash proceeds from the rights offering were or will be used to fund the Company’s seismic and drilling programs at WCBB and East Hackberry Field and to repay in full the outstanding principal balance of approximately $2,200,000 on the Company’s line of credit with the Bank of Oklahoma.

Borrowings under the bridge loan from CD Holding were used to fund in part the Company’s 2004 drilling program and were due on the earlier of the closing of the rights offering or August 1, 2005 and bore interest at the rate of 10.0% per annum. The credit facility provided that if the rights offering was not completed, CD Holding had the right to convert any borrowings plus any accrued but unpaid interest under the facility into shares of our common stock at a conversion price equal to $1.20 per share. Under the credit facility, CD Holding had the option to apply the outstanding principal amount and any accrued but unpaid interest either (1) to the subscription price payable upon exercise of the rights issued to CD Holding in the rights offering, or (2) to the purchase price for the Common Stock.

(c)      Gulfport does not have a share repurchase program, and during the nine months ended September 30, 2004, Gulfport had not purchased any shares of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a)	None

(b)                          None

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed December 1, 1997).
3.2
Amendment to Certificate of Incorporation changing name of corporation to Gulfport Energy Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004)

3.3
Amendment to Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 250,000,000 (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004).

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

3.6
Amendment to Certificate of Incorporation to increase the number of shares of capital stock from 15,000,000 to 25,000,000 (incorporated by reference to Exhibit A to Information Statement filed on February 20, 2004).

3.7*	Certificate of Amendment, dated July 20, 2004, of the Restated Certificate of Incorporation to increase the number of shares of capital stock from 25,000,000 to 40,000,000.
3.8*
Certificate of Designations, Preferences and relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Cumulative Preferred Stock Series A, dated March 28, 2002.

3.9*
Certificate of Amendment, dated July 20, 2004, of the Certificate of Designations, Preferences and Relative Participating, Optional and Other special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of cumulative Preferred Stock Series A.
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

GULFPORT ENERGY CORPORATION

Date: November 12, 2004	By:	/s/ Mike Liddell
Mike Liddell
Chief Executive Officer

Date: November 12, 2004	By:	/s/ Mike Moore
Mike Moore
Chief Financial Officer

