Form 10QSB/A
period 2004-09-30
GULFPORT ENERGY CORP
filed 2005-02-18
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB/A

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

2

Explanatory Note

The Company is filing this Amendment No.1 (the “Form 10-QSB/A”) to its Quarterly Report on Form 10-QSB for the period ended September 30, 2004, originally filed with the Securities and Exchange Commission on November 12, 2004 (“From 10-QSB”), solely because Exhibits 3.7, 3.8 and 3.9 were inadvertently omitted from the original filing. This report amends and restates in its entirety Part II, Item 6 to reflect the filing of Exhibits 3.7, 3.8, and 3.9 with this report. Pursuant to Rule 12b-15, the Company is also filing Exhibits 31.1, 31.2 and 32.1 and 32.2 to include new certifications which refer to the filing of this Form 10-QSB/A.

Except as noted herein, no other changes were made to the Company’s Form 10-QSB, and the Form 10-QSB does not reflect events occurring after the filings of the Form 10-QSB.

3

PART II. OTHER INFORMATION

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

4

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

5

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFPORT ENERGY CORPORATION

Date: February 18, 2005	By:	/s/ Mike Liddell
Mike Liddell
Chief Executive Officer

Date: February 18, 2005	By:	/s/ Mike Moore
Mike Moore
Chief Financial Officer

6