Form 10KSB
period 2004-12-31
GULFPORT ENERGY CORP
filed 2005-03-31
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2004
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-19514
Gulfport Energy Corporation
(Name of Small Business Issuer in its Charter)

Delaware	73-1521290
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14313 North May Avenue, Suite 100
Oklahoma City, Oklahoma 73134
(Address of Principal Executive Offices, Zip code)

(Issuer’s Telephone Number, Including Area Code) (405) 848-8807

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant’s revenues for its most recent fiscal year:    $23,071,876

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 15, 2005 was $53,476,621.

As of March 15, 2005, 31,483,253 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2004 Annual Meeting of our stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

FORWARD-LOOKING STATEMENTS

This Form 10-KSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that Gulfport Energy Corporation (“Gulfport” or the “Company”), a Delaware corporation, expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of Gulfport’s business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by Gulfport in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with Gulfport’s expectations and predictions is subject to a number of risks and uncertainties, general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by Gulfport; competitive actions by other oil and gas companies; changes in laws or regulations; and other factors, many of which are beyond the control of Gulfport. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurances that the actual results or developments anticipated by Gulfport will be realized, or even if realized, that they will have the expected consequences to or effects on Gulfport, its business or operations. We have no intention, and disclaim any obligation, to update or revise any forward looking statements, whether as a result of new information, future results or otherwise.

1
1

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Gulfport is an independent oil and gas exploration and production company with properties located along the Louisiana Gulf Coast. The Company’s operations are concentrated in two fields: West Cote Blanche Bay (“WCBB”) and the Hackberry Fields. The Company seeks to achieve reserve growth and increase its cash flow by undertaking various drilling programs each year. In addition, the Company intends to shoot 3-D seismic at its East Hackberry Field to allow the Company to undertake drilling at that field. As of December 31, 2004, the Company had 24.8 MMBOE of proved reserves with a present value of estimated future net revenues, discounted at 10%, of approximately $361.5 million and associated standardized measure of discounted future net cash flows of approximately $301.0 million. The Company was organized in July 1997.

Principal Oil and Gas Properties

Gulfport owns interests in producing oil and gas properties located along the Louisiana Gulf Coast. The following table presents certain information as of December 31, 2004 reflecting Gulfport’s net interest in its producing oil and gas properties.

	NRI/WI (1)	Producing Wells (2)		Non- Producing Wells		Acreage (3)		Gas	Oil	Total
Field	Percentages	Gross	Net	Gross	Net	Gross	Net	MBOE	MBOE	MBOE
West Cote Blanche Bay (4)(5)	79.443/100	34	34	270	269	5,668	5,668	3,162	18,128	21,290
E Hackberry	78.7/100	6	6	72	70	3,147	3,147	693	2,719	3,412
W Hackberry	87.5/100	1	1	26	26	592	592	-	45	43
Overrides/Royalty Non-operated	Various	20	1	21	3	4,956	586	5	13	18

Total		61	42	389	368	14,363	9,993	3,860	20,905	24,765

_______________
(1)	Net Revenue Interest (NRI)/Working Interest (WI)
(2)	Additionally, East Hackberry has five wells that produce intermittently, and WCBB has nine wells that produce intermittently.
(3)
All of Gulfport’s acreage is developed acreage. All of the oil and gas leases in which Gulfport owns an interest have been perpetuated by production. The operator may surrender the leases at any time by notice to the lessors, or by the cessation of production.

(4)
Gulfport has a 100% working interest (79.443% average NRI) from the surface to the base of the 13,900 Sand which is located at 11,320 feet. Below the base of the 13,900 Sand, Gulfport has a 40.40% non-operated working interest (29.95% NRI).

(5)
By the time the field is retired, Gulfport will be required to plug and abandon approximately 313 wellbores. In order to meet this obligation, Gulfport has plugged at least twenty wells each year at WCBB since July of 1997 and, through March 2004, invested monthly in a plugging escrow account. The Company has met its funding obligation for the West Cote Blanche Bay Escrow Account. The account has a current balance of approximately $2,821,000.

West Cote Blanche Bay Field

Location and Land

The WCBB field lies approximately five miles off the coast of Louisiana, primarily in St. Mary Parish, in a shallow bay with water depths averaging eight to ten feet. Currently, Gulfport owns a 100% working interest (79.443% NRI in most of the lease) and is the operator in the depths above the base of the 13,900 Sand which is located at 11,320 feet. In addition, Gulfport owns a 40.40% non-operated working interest (29.95% NRI) in depths below the base of the 13,900 Sand. ChevronTexaco is the operator below the base of the 13,900 Sand. Gulfport’s leasehold at WCBB covers a portion of Louisiana State Lease 340 and contains 5,668 gross acres.

Area History and Production

Texaco drilled the discovery well in this field in 1940 based on a seismic and gravitational anomaly. WCBB was subsequently developed on an even 160-acre pattern for much of the remainder of the decade. Developmental drilling continued and reached its peak in the 1970s when over 300 wells were drilled in the field. Of the 885 wells drilled to date, only 80 were dry holes. As a result, the field has a historic success rate of over 90% for all wells drilled. Past successes are not necessarily indicative of future results. The historical average cumulative gross production for a producing well in the field is 237 MBO, with over 100 of those wells (14% of total wells) producing in excess of 500 MBO. As of December 31, 2004, field cumulative gross production was 192 MMBO and 233 BCF of gas.

As of December 31, 2004, there had been 885 wells drilled in WCBB, and of these, 34 are currently producing, 270 are shut-in and five are utilized as salt water disposal wells. The other 576 wells have been plugged and abandoned. During 2004, Gulfport’s net current daily production at WCBB averaged 1,342 MBO, 1,707 MCF of gas and 14,305 barrels of water.

In 1991, Texaco conducted a 70 square mile 3-D seismic survey with 1,100 shot points per mile that processed out 100 fold. In 1993, an undershoot survey around the crest and production facilities was added. Gulfport owns the rights to the seismic data. In December 1999, Gulfport completed the reprocessing of the seismic data and its technical staff developed prospects from the data. The reprocessed data has enabled Gulfport to identify prospects in areas of the field that would have otherwise remained obscure. In January 2005, Gulfport sent the seismic data to be reprocessed on order to use the most recent advances in seismic data processing. The Company hopes to have the re-processed data completed during the second quarter of 2005.

Since Gulfport’s acquisition of WCBB in 1997, Gulfport has drilled 44 new wells resulting in 38 producers and six dry holes, for an 86% success rate. In addition, Gulfport drilled two sidetrack re-entries, one of which was successful. These drilling projects have produced 2,208 gross MBOE with a total wellbore gross estimated ultimate recovery (EUR) of 6,582 MBOE. Gulfport has also re-completed 38 existing wells resulting in 19 producing wells and 19 unsuccessful wells for a 50% success rate. These re-completed wells have produced 867 gross MBOE with a gross EUR of 1,043 MBOE.

Geology

WCBB overlies one of the largest salt dome structures on the Gulf Coast. The field is characterized by a piercement salt dome, which created traps from the Pleistocene through the Miocene formation. The relative movements affected deposition and created a complex system of fault traps. The compensating fault sets generally trend northwest to southeast and are intersected by sets having a major radial component. Later-stage movement caused extension over the dome and a large graben system (a downthrown area bounded by normal faults) was formed.

There are over 100 distinct sandstone reservoirs recognized throughout most of the field, and nearly 200 major and minor discrete intervals have been tested. Within the 885 wellbores that have been drilled to date in the field, over 4,000 potential zones have been penetrated. These sands are highly porous and permeable reservoirs primarily with a strong water drive.

WCBB is a structurally and stratigraphically complex field. All of the proved undeveloped (PUD) locations at WCBB are adjacent to faults and abut at least one fault. Gulfport’s PUD drilling program is designed to penetrate each PUD trap with a new wellbore in a structurally optimum position, usually very close to the fault seal. The majority of these wells have been, and new wells drilled in connection with our drilling program will be, directionally drilled using steering tools and downhole motors. The tolerance for error in getting near the fault is low, so the complex faulting does introduce the risk of crossing the fault before encountering the zone of interest, which could result in part or all of the zone being absent in the borehole. This, in turn, can result in lower than expected or zero reserves for that zone. The new wellbores eliminate the mechanical risk associated with trying to produce the zone from an old existing wellbore, while the wellbore locations are situated so as to more efficiently drain each reservoir. The vast majority of the PUD targets are up-dip offsets to wells that produced from a sub-optimum position within a particular zone. Gulfport’s inventory of prospects includes 135 PUD wells. The drilling schedule used in the reserve report anticipates that all of those wells will be drilled by 2011.

Facilities

Gulfport owns and operates a production facility at WCBB. The platform for the production facility stretches over a mile and is equipped with a 50 MMCF capacity dehydrating system and three 140 horsepower triplex saltwater disposal pumps.

Recent and Future Activity

    In July 2004, Gulfport commenced an eight well drilling program at WCBB with a 100% success rate. The logs of the eight wells indicate a total of 38 productive horizons with 678 feet of net pay. The total gross initial production rates for the eight wells were 784 barrels of oil per day and 2,418 MCF of gas per day. In addition, the Company also recompleted four existing wells at WCBB which had total initial gross production rates of 480 barrels of oil per day and 742 mcf of gas per day.

    Gulfport is in the process of permitting 20 additional wells to be drilled at West Cote Blanche Bay, including one sidetrack, and spud the first well in the 2005 drilling program in March 2005. The Company also plans on converting a well that is currently inactive to a salt water disposal well for the field during 2005. Gulfport began a five well workover and eight well recompletion program in November of 2004. The Company also plans to workover and recomplete six to ten wells during the first quarter of 2005.

    Gulfport is in the process of permitting two additional facility platforms to be located at West Cote Blanche Bay that would hold a new gas compressor and salt-water pump. Once the permits are granted Gulfport will build the platforms and install the additional equipment.

East Hackberry Field

Location and Land

The East Hackberry Field is located along the western shore of Lake Calcasieu in Cameron Parish, Louisiana approximately 80 miles west of Lafayette and 15 miles inland from the Gulf of Mexico. Gulfport owns a 100% working interest (approximately 79% average NRI) in certain producing oil and gas properties situated in the East Hackberry Field. The interest includes two separate lease blocks, the Erwin Heirs Block which is located on land and the adjacent State Lease 50 Block which is located primarily in the shallow waters of Lake Calcasieu. The two lease blocks together contain 3,147 acres.

Area History and Production

The East Hackberry field was discovered in 1926 by Gulf Oil Company (now ChevronTexaco Corporation) by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 2004 was over 111 MBO with casinghead gas production being over 60 BCF of gas. There have been a total of 170 wells drilled on Gulfport’s portion of the field. As of December 31, 2004, six wells had current daily production, 5 produced intermittently, 79 were shut-in and 4 had been converted to salt water disposal wells. The remaining 76 wells have been plugged and abandoned. During 2004, daily net production averaged 225 barrels of oil with a limited amount of net gas production.

Geology

The Hackberry Field is a major salt intrusive feature, elliptical in shape as opposed to a classic “dome,” divided into east and west field entities by a saddle. Structurally, Gulfport’s East Hackberry acreage is located on the eastern end of the Hackberry salt ridge. There are over 30 pay zones at this field. The salt intrusion formed a series of structurally complex and steeply dipping fault blocks in the Lower Miocene and Oligocene age rocks. These fault blocks serve as traps for hydrocarbon accumulation. Gulfport’s wells currently produce from perforations found between 5,100 feet and 12,200 feet.

Facilities

Gulfport has land-based production and processing facilities located at the East Hackberry Field. The facilities are comprised of two dehydrating units and four disposal pumps. Gulfport also has a field office that serves both the East and West Hackberry fields.

Recent and Future Activity

    The Gulfport technical staff continues its effort to identify additional drilling, workover and recompletion candidates at East Hackberry. In January 2005, Gulfport began the initial fieldwork in support of a 43 square mile 3-D seismic survey that will image the Company’s current leasehold position and additional acreage it has under lease option. The Company hopes to begin data acquisition early in the second quarter of 2005. The shoot is estimated to cost $4.5 million and will allow Gulfport to undertake drilling operations in the field. The shoot is designed to image shallow horizons at depths of approximately 5,000 feet to 7,000 feet and image steeply dipping targets as deep as 15,000 feet.

    In October 2004, Gulfport temporarily shut in its oil wells in the State Lease 50 portion of the East Hackberry field, pending work on the gas line providing natural gas to the field used in lifting operations.  Gulfport anticipates restoration of the gas service and oil production from these wells during second quarter of 2005.

West Hackberry Field

Location and Land

The West Hackberry Field is located on land and is five miles West of Lake Calcasieu in Cameron Parish, Louisiana, approximately 85 miles west of Lafayette and 15 miles inland from the Gulf of Mexico. Gulfport owns a 100% working interest (approximately 87.5% NRI) in 592 acres within the West Hackberry Field.

Gulfport’s leases at West Hackberry are located within two miles of one of the United States Department of Energy’s Strategic Petroleum Reserves. This West Hackberry storage facility occupies 525 acres and has capacity to store 222 MBO in underground salt caverns.

Area History and Production

The first discovery well at West Hackberry was drilled in 1938 and the field was developed by Superior Oil Company (now Exxon-Mobil Corporation) between 1938 and 1988. The estimated cumulative oil and condensate production through 2004 was 170 MBO and 120 BCF of gas. There have been 36 wells drilled to date on Gulfport’s portion of West Hackberry. Currently, one is producing, 26 are shut-in and one has been converted to a saltwater disposal well. The remaining eight wells have been plugged and abandoned. During 2004, daily net production averaged 17 barrels of oil and a limited amount of gas. Total net production per day for both Hackberry fields was 242 barrels of oil for the year ended December 31, 2004.

Geology

Structurally, Gulfport’s West Hackberry acreage is located on the western end of the Hackberry salt ridge. There are over 30 pay zones at this field. West Hackberry consists of a series of fault-bounded traps in the Oligocene-age Vincent and Keough sands associated with the Hackberry Salt Ridge. Recoveries from these thick, porous, water-drive reservoirs have resulted in per well cumulative production of almost 700 BOE.

Facilities

Gulfport has land-based production and processing facilities located at the West Hackberry field. Gulfport has two dehydrating units and one disposal pump. Gulfport maintains a field office that serves both the East and West Hackberry fields.

Additional Properties

In addition to its interests in WCBB, East Hackberry and West Hackberry, Gulfport owns working interests and overriding royalty interest in various fields as described in the following table:

Field	Parish	Acreage Working Interest	Overriding Royalty Interests	Producing Wells	Non- Producing Wells
Bayou Long	Iberia	3.125%	0%	1	0
Bayou Penchant	Terrebonne	3.125%	10.0%	8	9
Bayou Pigeon	Iberia	6.250%	0%	6	6
Deer Island	Terrebonne	6.250%	0%	3	3
Golden Meadow	Lafourche	3.125%	0%	0	1
Napoleonville	Assumption	10.000%	2.5%	3	0

Other Interests

Litigation Trust

Gulfport owns a 12% interest in the Trust (the “Litigation Trust”) that was established in WRT’s bankruptcy to pursue litigation connected with WRT. The Litigation Trust filed approximately 400 preference actions and several substantive actions alleging fraud, malpractice and other wrongdoings. At this time, Gulfport cannot estimate what the potential future recovery from the litigation will be. See additional discussion regarding the Litigation Trust in the footnotes to the Company’s financial statements included elsewhere in this annual report on Form 10-KSB.

Oil and Gas Marketing

Gulfport sells the majority of its oil to Shell Trading Company (“Shell”). Shell takes custody of the oil at the barge inlet. Gulfport has entered into fixed price contracts for the first barrels of production in a day with the remainder being sold in accordance with posted price for West Texas/New Mexico Intermediate crude plus Platt’s trade month average P+ value, plus or minus the Platt’s WII/LLS differential less $0.85 per barrel for transportation.

During 2004, Gulfport sold 99% of its oil production to Shell Trading Company and 68% and 21% of its gas production to ChevronTexaco and Apache Corporation, respectively. During 2003, approximately 74% and 16% of Gulfport’s revenues from oil and gas sales were attributable to Shell and Equiva Trading Company, respectively.

Competition and Markets

Availability of Markets

The availability of a ready market for any oil and/or gas produced by Gulfport depends on numerous factors beyond the control of management, including but not limited to, the extent of domestic production and imports of oil, the proximity and capacity of gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and gas production and federal regulation of gas sold in interstate commerce. Oil and gas produced by Gulfport in Louisiana is sold to various purchasers who service the areas where Gulfport’s wells are located. Gulfport’s wells are not subject to any agreements that would prevent Gulfport from either selling its production on the spot market or committing such gas to a long-term contract; however, there can be no assurance that Gulfport will continue to have ready access to suitable markets for its future oil and gas production.

Impact of Energy Price Changes

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

Regulation

Regulation of Gas and Oil Production

Gas and oil operations are subject to various types of regulation by state and federal agencies. Legislation affecting the gas and oil industry is under constant review for amendment or expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the gas and oil industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the gas and oil industry increases Gulfport’s cost of doing business and, consequently, affects its profitability.

Gulfport owns interests in a number of producing oil and gas properties located along the Louisiana Gulf Coast. The state of Louisiana regulates the production and sale of natural gas and crude oil, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells. In addition, regulations governing conservation matters aimed at preventing the waste of gas and oil resources could affect the rate of production and may include maximum daily production allowables for wells on a market demand or conservation basis.

Oil Price Controls

Sales of crude oil, condensate and gas liquids by Gulfport are not regulated and are made at market prices.

Environmental Regulation

Gulfport’s natural gas and oil exploration, development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (EPA), issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require remedial action to prevent pollution from former operations, such as plugging abandoned wells or closing pits, and impose substantial liabilities for pollution resulting from Gulfport’s operations. The regulatory burden on the natural gas and oil industry increases the cost of doing business and consequently affects profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect Gulfport’s operations and financial position, as well as the gas and oil industry in general. Management believes that Gulfport is in substantial compliance with current applicable environmental laws and regulations and Gulfport has not experienced any material adverse effect from compliance with these environmental requirements; this trend, however, may not continue in the future.

The Comprehensive Environmental Response, Compensation and Liability Act, as amended, also known as CERCLA or Superfund, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment.

The Resource Conservation and Recovery Act (RCRA), as amended, generally does not regulate most wastes generated by the exploration and production of natural gas and oil. RCRA specifically excludes from the definition of hazardous waste “drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy.” However, these wastes may be regulated by the EPA or state agencies as solid waste. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, may be regulated as hazardous waste. Although the costs of managing solid and hazardous waste may be significant, Gulfport does not expect to experience more burdensome costs than similarly situated companies involved in natural gas and oil exploration and production.

Gulfport currently owns or leases, and has in the past owned or leased, numerous properties that for many years have been used for the exploration and production of gas and oil. Although Gulfport has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by Gulfport or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under Gulfport’s control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws Gulfport could be required to remove or remediate previously disposed wastes or property contamination, or to perform remedial plugging or pit closure operations to prevent future contamination.

The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other gas and oil wastes, into state waters or waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. These proscriptions also prohibit certain activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers. The EPA has also adopted regulations requiring certain gas and oil exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. Gulfport’s management believes that Gulfport has obtained or applied for all permits required under the Clean Water Act. Sanctions for failure to comply with Clean Water Act requirement include administrative, civil and criminal penalties, as well as injunctive relief.

The Clean Air Act (CAA), as amended, restricts the emission of air pollutants from many sources, including natural gas and oil operations. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, more stringent regulations governing emissions of toxic air pollutants are being developed by the EPA, and may increase the costs of compliance for some facilities. Gulfport’s management believes that the Company is in substantial compliance with all air emissions regulations and that the Company has or has applied for all necessary permits for its operations.

Operational Hazards and Insurance

Gulfport’s operations are subject to all of the risks normally incident to the production of oil and gas, including blowouts, cratering, pipe failure, casing collapse, oil spills and fires, each of which could result in severe damage to or destruction of oil and gas wells, production facilities or other property, or injury to persons. The energy business is also subject to environmental hazards, such as oil spills, gas leaks, and ruptures and discharge of toxic substances or gases that could expose Gulfport to substantial liability due to pollution and other environmental damage. Although Gulfport maintains insurance coverage considered to be customary in the industry for a company its size, it is not fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. The occurrence of a significant event that is not fully insured against could have a material adverse effect on Gulfport’s financial position.

Headquarters and Other Facilities

During 2004, Gulfport purchased the office building in Oklahoma City, Oklahoma in which it had been leasing approximately 12,035 square feet. See “Management Discussion and Analysis of Financial Condition and Results of Operations-Capital Expenditures, Capital Resources and Liquidity” for additional information regarding the purchase.

Gulfport owns a building in Lafayette, Louisiana that is used as Gulfport’s Louisiana headquarters. The 16 year-old building contains 12,480 total square feet with 6,180 square feet of finished office area and 6,300 square feet of clear span warehouse area. This building allows Gulfport to provide office space for Louisiana personnel, have access to meeting space close to the fields and maintain a corporate presence in Louisiana.

Employees

At December 31, 2004, Gulfport had 40 employees. A Louisiana well servicing company serves as contract operator of the fields and provides all necessary field personnel.

ITEM 2. DESCRIPTION OF PROPERTY

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

The following table sets forth estimates of the proved oil and gas reserves of Gulfport at December 31, 2004, as estimated by Netherland, Sewell & Associates, an independent engineering firm.

	December 31, 2004
Proved Reserves	Developed	Undeveloped	Total
Oil (MBBLS)	4,633	16,272	20,905
Gas (MMCF)	4,635	18,527	23,162
MBOE	5,405	19,360	24,765
Year end present value of estimated future net revenue, discounted at 10% (Pre-tax)	$89,557,400	$271,984,500	$361,541,900

Total proved reserves increased to 24,765 MBOE at December 31, 2004 from 22,137 at January 1, 2004. This increase in reserves is mainly attributable to reserve additions and revisions as a result of the Company’s 2004 drilling program which commenced in July 2004 and the extension of the economic life of the reserves due to the increase in oil and gas prices.

The estimated future net revenues set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions prevailing at December 31, 2004. The estimated future production is priced at December 31, 2004, without escalation using $40.25 per BBL and $6.18 per MCF, adjusted by lease for transportation fees and regional price differentials.

In compliance with federal law, Gulfport files annual reports with the Energy Information Agency of the U.S. Department of Energy with respect to its production of oil and gas during each calendar year and its estimated oil and gas reserves at the end of each year. The reserves reported in Gulfport’s filing to the U.S. Department of Energy do not differ more than five percent from those disclosed in this annual report on Form 10-KSB.

Production, Prices, and Production Costs

The following are tables of Gulfport’s average prices received and production volumes during the periods indicated:

	2004	2003	2002
Production Volumes:
Oil (MBBLS)	584	571	464
Gas (MMCF)	284	123	103
Oil Equivalents (MBOE)	631	592	481

Average Prices:
Oil (per BBL)	$36.97(1)	$27.66(1)	$24.69(2)
Gas (per MCF)	$5.24	$4.04	$3.66
Oil Equivalents (per MBOE)	$36.58	$26.70	$24.59
Average Production Costs (per BOE)	$10.44(3)	$9.93(3)	$10.65(3)
Average Production Taxes (per BOE)	$4.17	$3.17	$2.81
_______________
(1)	Includes fixed contract prices of:

January 2003	$28.50
February 2003	$28.34
March 2003	$27.95
April 2003	$27.08
May 2003	$26.95
June 2003	$24.27
July 2003	$24.33
August 2003	$24.42
September 2003	$24.45
October 2003	$24.45
November 2003	$24.25
December 2003	$24.10
January - June 2004	$30.00

July - December 2004	$33.60
January - June 2005	$33.10
July - December 2005	$39.70

Excluding the effect of the fixed price contracts, the average oil price for 2003 would have been $32.38 per BBL and $32.08 per BBL oil equivalent price. Excluding the effect of the fixed price contracts, the average oil price for 2004 would have been $42.72 per BBL and $41.88 per BBL oil equivalent price.

(2)	Includes fixed contract prices of $26.50 for the months May through October 2002 and $25.90 for November and December.
(3)	Does not include production taxes.

Drilling and Recompletion Activities

The following table contains data with respect to certain of Gulfport’s field operations during the years ended December 31, 2004, 2003 and 2002.

	2004		2003		2002
	Gross	Net	Gross	Net	Gross	Net

Recompletions, Sidetracks and Deepenings
Oil	13	13	8	8	4	4
Gas	0	0	0	0	0	0
Non-Productive	0	0	1	1	0	0
TOTAL	13	13	9	9	4	4
Exploratory - non-productive	0	0	0	0	1	1
Development Wells:
Oil	8	8	7	7	8	8
Gas	0	0	0	0	0	0
Non-Productive	0	0	1	1	1	1
TOTAL	8	8	8	8	9	9

Title to Oil and Gas Properties

It is customary in the oil and gas industry to make only a cursory review of title to undeveloped oil and gas leases at the time they are acquired and to obtain more extensive title examinations when acquiring producing properties. In future acquisitions, Gulfport will conduct title examinations on material portions of such properties in a manner generally consistent with industry practice. Certain of Gulfport’s oil and gas properties may be subject to title defects, encumbrances, easements, servitudes or other restrictions, none of which, in management’s opinion, will in the aggregate materially restrict Gulfport’s operations.

ITEM 3. LEGAL PROCEEDINGS

Gulfport has been named as a defendant in various lawsuits. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations for the periods presented in the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASD OTC Bulletin Board under the symbol “GPOR.OB.” The following table sets forth the high and low sales prices for our common stock in each quarter:

2005	Low	High
First Quarter through March 21, 2005	$3.24	$5.90

2004	Low	High
First Quarter	$2.80	$3.40
Second Quarter	$2.15	$3.50
Third Quarter	$1.55	$3.90
Fourth Quarter	$2.75	$4.00

2003	Low	High
First Quarter	$2.50	$3.00
Second Quarter	$2.60	$3.40
Third Quarter	$2.69	$2.80
Fourth Quarter	$2.75	$3.30

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders of Record

At the close of business on March 15, 2005, there were 393 stockholders of record holding 31,483,253 shares of our outstanding common stock.

Dividend Policy

Gulfport has never paid dividends on its common stock. The Company currently intends to retain all earnings to fund its operations. Therefore, Gulfport does not intend to pay any cash dividends on the common stock in the foreseeable future. In addition, the terms of Gulfport’s outstanding Series A preferred stock prohibit and the terms of our credit agreement with Bank of America restrict the payment of any dividends to the holders of our common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations is based in part on the financial statements and the notes thereto included elsewhere in this annual report on Form 10-KSB and should be read in conjunction therewith.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our financial statements included elsewhere in this annual report on Form 10-KSB. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management. We analyze our estimates, including those related to oil and gas properties, revenues recognition, income taxes and commitments and contingencies, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Oil and Gas Properties. The Company uses the full cost method of accounting for oil and gas operations. Accordingly, all costs, including nonproductive costs and certain general and administrative costs associated with acquisition, exploration and development of oil and gas properties, are capitalized. Net capitalized costs are limited to the estimated future net revenues, after income taxes, discounted at 10% per year, from proven oil and gas reserves and the cost of the properties not subject to amortization. Such capitalized costs, including the estimated future development costs and site remediation costs, if any, are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six MCF of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and gas reserves. Oil and gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled $1,600 at December 31, 2004 and December 31, 2003. These costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by Gulfport and other operators, the terms of oil and gas leases not held by production, and available funds for exploration and development.

Income Taxes. Gulfport uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management’s opinion, it is more likely that not that some portion will not be realized. At December 31, 2004 a valuation allowance of $41,458,000 has been provided for deferred tax assets.

Revenue Recognition. Gas revenues are recorded in the month produced using the entitlement method, whereby any production volumes received in excess of the Company’s ownership percentage in the property are recorded as a liability. If less than Gulfport’s entitlement is received, the underproduction is recorded as a receivable. There is no such liability or asset recorded at December 31, 2004 or December 31, 2003. Oil revenues are recognized when ownership transfers, which occurs in the month produced.

Commitments and Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Full Year and Fourth Quarter Highlights

•
Rights Offering - On July 22, 2004, the Company launched its rights offering of common stock subscription rights to purchase up to an aggregate of 10 million shares of its Common Stock at a subscription price of $1.20 per share. Rights to purchase all 10 million shares of Common Stock were exercised in the rights offering, which expired on August 20, 2004. The Company received net cash proceeds of approximately $11.1 million, after deducting offering expenses of approximately $120,000. In addition, $510,547 of the amount owed to CD Holding was applied to the subscription price payable upon exercise of the rights issued to CD Holding in the rights offering.

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

Results of Operations

The markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas may fluctuate in response to relatively minor changes in supply and demand, market uncertainty and a variety of factors beyond the control of Gulfport. Set forth in the tables below are the average prices received by the Company and production volumes during the periods indicated.

	2004	2003	2002
Production Volumes:
Oil (MBBLS)	584	571	464
Gas (MMCF)	284	123	103
Oil Equivalents (MBOE)	631	592	481

Average Prices:
Oil (per BBL)	$36.97(1)	$27.66(1)	$24.69(2)
Gas (per MCF)	$5.24	$4.04	$3.66
Oil Equivalents (per MBOE)	$36.58	$26.70	$24.59
Average Production Costs (per BOE)	$10.44(3)	$9.93(3)	$10.65(3)
Average Production Taxes (per BOE)	$4.17	$3.17	$2.81
_______________
(1)	Includes fixed contract prices of:

January 2003	$28.50
February 2003	$28.34
March 2003	$27.95
April 2003	$27.08
May 2003	$26.95
June 2003	$24.27
July 2003	$24.33
August 2003	$24.42
September 2003	$24.45

October 2003	$24.45
November 2003	$24.25
December 2003	$24.10

January - June 2004	$30.00

July - December 2004	$33.60

January - June 2005	$33.10
July - December 2005	$39.70

Excluding the effect of the fixed price contracts, the average oil price for 2003 would have been $32.38 per BBL and $32.08 per BBL oil equivalent price. Excluding the effect of the fixed price contracts, the average oil price for 2004 would have been $42.72 per BBL and $41.88 per BBL oil equivalent price.

(2)	Includes fixed contract prices of $26.50 for the months May through October 2002 and $25.90 for November and December.
(3)	Does not include production taxes.

Comparison of the Years Ended December 31, 2004 and December 31, 2003

Gulfport reported net income attributable to common stock of $4,304,000 for the year ended December 31, 2004, as compared with a net loss attributable to common stock of $219,000 for the year ended December 31, 2003. The increase in income attributable to common stock was primarily due to increases in oil and gas prices.

Oil and Gas Revenues. For the year ended December 31, 2004, Gulfport reported oil and gas revenues of $23,071,000, a 46% increase from revenues of $15,809,000 during 2003. This increase in revenues is attributable to a 34% increase in the average oil price received for the year ended December 31, 2004 of $36.97 as compared to $27.66 for 2003. In addition, there was an increase in barrels of oil equivalents (“BOEs”) produced to 631 BOE for the year ended December 31, 2004 as compared to 592 BOE for 2003. This increase in production was due mainly to the net increase in production resulting from the Company’s 2004 drilling program commenced in July 2004.

Operating Expenses. Lease operating expenses not including production taxes increased to $6,586,000 for the year ended December 31, 2004 as compared to $5,886,000 for 2003. This increase was mainly attributable to non-capitalized workovers performed during 2004.

Production Taxes. Production taxes increased to $2,629,000 for the year ended December 31, 2004 as compared to $1,882,000 for the same period in 2003. This increase was directly related to the increases in oil and gas sale proceeds for the year ended December 31, 2004 as compared to 2003.

General and Administrative Expenses. Net general and administrative expenses increased to $2,107,000 for the year ended December 31, 2004 from $1,843,000 for 2003. This increase was due primarily to a $68,000 increase in the Company’s legal expenses related to various legal matters and $85,000 of expenses related to the office building the Company purchased during 2004.

Interest Expense. Ordinary interest expense increased to $246,000 for the year ended December 31, 2004 from $112,000 for 2003. This increase was due to an increase in the average debt outstanding for the year ended December 31, 2004 as compared to 2003, primarily as a result of the loan on the building the Company purchased in June 2004.

Interest Expense - Preferred Offering. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Previously, our Series A Preferred Stock had been classified on our balance sheet between total liabilities and equity. As of December 31, 2004, the amount of the Company’s liability related to the Series A Preferred Stock was $14,020,000. As a result of the adoption of SFAS No. 150 in May 2003, the balance of the liability related to the Series A preferred stock includes $1,949,000 of interest expense for the year ended December 31, 2004, which the Company paid by accruing additional shares of Series A preferred stock in lieu of cash. During the first quarter of 2005, the Company anticipates redeeming all outstanding preferred stock.

Other changes in income for the year ended December 31, 2004 as compared to the year ended December 31, 2003 were attributable to the following factors:

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased to $4,952,000 for the year ended December 31, 2004, consisting of $4,688,550 in depletion on oil and gas properties and $263,000 in depreciation of other property and equipment. This compares to total depreciation, depletion and amortization expense of $4,637,000 for the year ended December 31, 2003. This increase is due primarily to an increase in the Company’s oil and gas assets as a result of the Company’s 2004 drilling program commenced in July 2004 and the resulting increase in production.

Income Taxes. As of December 31, 2004, the Company had a net operating loss carryforward of approximately $99,000,000, in addition to numerous timing differences which gave rise to a deferred tax asset of approximately $41,000,000, which was fully reserved by a valuation allowance at that date. A current tax provision of $2,501,000 was provided for the twelve-month period ended December 31, 2004 which was completely offset by a deferred tax benefit.

Asset Retirement Obligation (SFAS 143).. For the three months ended March 31, 2003 and upon adoption of SFAS No. 143 on January 1, 2003, the Company recorded a net benefit of $270,000 as the cumulative effect of a change in accounting principle. The non-cash transition adjustment increased oil and natural gas properties and asset retirement obligations by $7.59 million and $7.37 million, respectively, and decreased accumulated depreciation by $0.05 million. Accretion expense increased to $490,000 for the twelve-month period ended December 31, 2004 as compared to $393,000 for the same period in 2003, a 25% increase due to a larger obligation at the beginning of 2004.

Liquidity and Capital Resources

Overview. Historically, our primary sources of funds have been cash flow from our producing oil and gas properties, the issuance of equity securities, borrowings under our bank and other credit facilities and, from time to time, the sale of oil and gas properties. Our ability to access any of these sources of funds can be significantly impacted by unexpected decreases in oil and natural gas prices. To mitigate the effects of dramatic commodity price fluctuations, we have entered into fixed price contracts for the WCBB production as follows:

January - June 2005	1,000 bbls @ day $33.10
July - December 2005	1,000 bbls @day $39.70

Net cash flow provided by operating was $8,402,000 for the year ended December 31, 2004, as compared to net cash flow provided by operating activities of $9,382,000 for 2003. This decrease was a result of various changes in balance sheet accounts.

Net cash used in investing activities for the year ended December 31, 2004 was $15,133,000 as compared to $11,127,000 used during 2003. During 2004, Gulfport spent $11,252,000 in additions to oil and gas properties, of which $9,054,000 was spent on the Company’s 2004 drilling program initiated in July 2004 with the remainder spent on workover and recompletion activities on existing wells. Of the remaining $3,881,000 net cash used in investing activities, $3,700,000 was used to purchase the building the Company currently occupies. Gulfport financed its capital expenditures with cash flow provided by operations, borrowings under its credit facilities and proceeds from the rights offering.

Net cash provided by financing activities for the year ended December 31, 2004 was $12,731,000 as compared to $2,178,000 provided by financing activities for 2003. The $12,731,000 provided by financing activities includes (1) net cash proceeds of approximately $11,134,000 from the rights offering after deducting offering expenses of approximately $120,000; (2) the issuance of notes with a combined original principal amount of $3,389,000 to finance the purchase the office building the Company occupies and (3) borrowings of $500,000 under our credit facility with CD Holding which was used to purchase a portion of the pipe needed for the wells to be drilled in the Company’s 2004 drilling program which commenced in July 2004. Approximately $2,200,000 was used to pay off the outstanding balance of the Company’s line of credit with Bank of Oklahoma, CD Holding elected to apply the outstanding principal balance amount and accrued but unpaid interest in the aggregate amount of $511,000 under its bridge loan to the Company to the subscription price payable by CD Holding upon exercise of the rights issued to it in the rights offering.

Credit Facilities. The Company has a $2.3 million line of credit with the Bank of Oklahoma. Amounts borrowed under the line bear interest at the prime rate charged from time to time by JPMorgan Chase plus 1%, with payments of interest on outstanding balances due monthly. Originated in June 2002, the Company subsequently extended the maturity date of this credit facility to July 1, 2005. There was no outstanding balance under this credit facility at December 31, 2004.

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

On March 11, 2005, Gulfport entered into a three-year secured reducing credit agreement for a $30.0 million revolving credit facility with Bank of America, N.A.. Borrowings under the revolving credit facility are subject to a borrowing base limitation which is initially set at $18.0 million, subject to adjustment. The credit facility has a term of three years and all principal amounts of revolving loans outstanding under the credit facility, together with all accrued and unpaid interest and fees, will be due and payable on March 11, 2008. The Company’s obligations under the credit facility are collateralized by a lien on substantially all of the Company’s assets. The Company has not yet accessed the credit facility as of the date hereof. The proceeds of the credit extensions under the credit facility will be used for the exploration of oil and gas properties and other capital expenditures, acquisition opportunities, and for general corporate purposes and will enhance Gulfport’s ability to accelerate and expand its drilling operations and more aggressively seek out other investment opportunities.

Building Loans. The Company has three loans associated with two of its buildings. One loan was for $99,000 related to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company’s Louisiana headquarters. This loan matures in February of 2008 and bears interest at the rate of 5.75%. In addition, in June 2004 the company purchased the office building its occupies for $3,700,000. The two loans associated with this building mature in March of 2006 and June of 2011 and bear interest at the rate of 6% and 6.5%, respectively. All building loans require monthly interest and principal payments and are collateralized by the respective land and buildings.

Issuance of Equity. On July 22, 2004, the Company launched its rights offering of common stock subscription rights to purchase up to an aggregate of 10 million shares of its common stock at a subscription price of $1.20 per share. Rights to purchase all ten million shares of common stock were exercised in the rights offering, which expired on August 20, 2004. The Company received net cash proceeds of approximately $11.1 million from the rights offering after deducting offering expenses of approximately $120,000. In addition, CD Holding, one of the Company’s principal stockholders, elected to apply the outstanding principal balance amount and accrued but unpaid interest in the aggregate amount of $511,000 under its revolving credit facility with the Company to the subscription price payable by CD Holding upon exercise of the rights issued to it in the rights offering. CD Holding had agreed, subject to certain conditions, to back-stop the rights offering for a commitment fee of 2% of the gross proceeds from the rights offering, which was also applied to the subscription price payable upon exercise of the rights issued to it in the rights offering. The net cash proceeds from the rights offering were used to fund a portion of the Company’s seismic and drilling programs at WCBB and East Hackberry Field and to repay in full the outstanding principal balance of approximately $2.2 million on the Company’s line of credit with the Bank of Oklahoma.

On February 17, 2005, the Company entered into a stock purchase agreement with certain accredited investors providing for the issuance by the Company of an aggregate of 2,000,000 shares of the Company’s common stock at a price of $3.50 per share for gross proceeds to the Company of $7,000,000. On February 22, 2005 the Company entered into another stock purchase agreement with certain other accredited investors providing for the issuance by the Company of an aggregate of 2,000,000 shares of the Company’s common stock at a price of $3.50 per share for gross proceeds to the Company of $7,000,000. The transactions closed effective as of February 18, 2005 and February 23, 2005, respectively. The Company has agreed to file, within 60 days of the closing date, a registration statement on Form S-3 (the “Shelf Registration Statement”) with respect to the resale of the shares of common stock purchased by the investors in the private placements. The Company also granted certain piggy-back registration rights to the investors. No underwriting discounts or commissions were paid in conjunction with the issuances.

On February 23, 2005, the holders of warrants to purchase 7,336,687 shares of the Company’s common stock exercised their warrants for an exercise price of $1.19 per share resulting in gross proceeds to the Company of $8.7 million. No underwriting discounts or commissions were paid in conjunction with the issuances.

On February 23, 2005, the Company used the proceeds from the exercise of the warrants, along with a portion of the proceeds from the sale of common stock, to redeem 12,502 shares of the 14,271 shares of the Company’s then outstanding Series A preferred stock for an aggregate of $12.5 million, including accrued but unpaid dividends. After the sale of the common stock, the exercise of the warrants and the redemption of the preferred stock, Gulfport received net proceeds of $10.2 million. Gulfport intends to use these net proceeds, together with the cash-on-hand of approximately $5.0 million, cash from operations and, as necessary, borrowings under its credit facility, to redeem, all or in part, the remaining outstanding shares of preferred stock, execute the Company’s 2005 drilling program and explore and undertake acquisitions if attractive opportunities become available.

On March 25, 2005, the Company used the proceeds from the exercise of the warrants, along with a portion of the proceeds from the sale of common stock, to redeem 96.6 shares of the 1,834 shares of the Company’s then outstanding Series A preferred stock for an aggregate of $145,800, including accrued but unpaid dividends.

Capital Expenditures. The primary capital commitments faced by the Company over the past several years have been the capital requirements needed to continue developing the Company’s proved reserves and obligations under our credit facilities and outstanding Series A preferred stock.

Our strategy is to continue to increase cash flows generated by our properties by undertaking new drilling, workover, sidetrack and recompletion projects to exploit our reserves and exploring other acquisition opportunities. We have upgraded our infrastructure by enhancing our existing facilities to increase operating efficiencies, increase volume capacities and lower lease operating expenses. Additionally, we completed the reprocessing of 3-D seismic data in our principal property, WCBB. The reprocessed data will continue to enable our geophysicists to generate new prospects and enhance existing prospects in the intermediate zones in the field, thus creating a portfolio of new drilling opportunities.

In our December 31, 2004 reserve report, 78% of our net reserves were categorized as proved undeveloped. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved developed reserves, or both. To realize reserves and increase production, we must continue our exploratory drilling, undertake other replacement activities or utilize third parties to accomplish those activities.

Our inventory of prospects includes 135 proved undeveloped (PUD) wells at WCBB. The drilling schedule used in the reserve report anticipates that all of those wells will be drilled by 2011. Gulfport is in the process of permitting 20 additional wells to be drilled at West Cote Blanche Bay, including one sidetrack, and spud the first well in the 2005 drilling program in March 2005. The Company also plans on converting a well that is currently inactive to a salt water disposal well for the field during 2005. Gulfport began a five well workover and eight well recompletion program in November of 2004. The Company began to workover and recomplete six to ten wells during the first quarter of 2005.

Late in 2004, Gulfport began the process of shooting 3-D seismic at East Hackberry Field at an estimated total cost of approximately $4.5 million, most of which will be expended in 2005.

On June 28, 2004, the Company purchased the office building it occupies in Oklahoma City, Oklahoma for $3.7 million. The building contains approximately 24,823 total rentable square feet. Immediately upon the closing, the Company gained access to an additional 3,000 square feet with the remaining space to be leased for approximately 12 months by the existing tenant/owner. At the end of the twelve-month period, the Company will either occupy or sub-lease any unused space.

We believe that our cash on hand, cash flow from operations and borrowings under our credit facility will be sufficient to fund our capital expenditures for the foreseeable future.

Commitments

 In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the seller’s obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. ChevronTexaco retained a security interest in production from these properties until these abandonment obligations have been fulfilled. Beginning in 2007, the Company can access the trust for use in plugging and abandonment charges associated with the property. As of December 31, 2004, the plugging and abandonment trust totaled approximately $2,814,000, including interest received during the year ended December 31, 2004 of approximately $17,000. The Company has plugged 132 wells at WCBB since it began its plugging program in 1997. The Company has fulfilled its funding obligations and is current in its plugging obligations.

In addition, the Company has letters of credit totaling $200,000 secured by certificates of deposit being held for plugging costs in the East Hackberry field. Once specific wells are plugged and abandoned, the $200,000 will be returned to the Company.

Accounting and Reporting Changes

SFAS No. 143

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed into service. When the liability is initially recorded, the Company will increase the carrying amount of the related long lived asset by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. Upon settlement of the liability or sale or the well, the liability is reversed. The asset retirement obligation is based on a number of assumptions requiring significant judgment. The Company cannot predict the type of revisions to these assumptions that will be required in future periods due to the availability of additional information, including prices for oil field services, technological changes, governmental requirements and other factors. Upon adoption of SFAS No. 143, the Company recorded a net benefit of $270,000 as the cumulative effect of a change in accounting principle. The non-cash transition adjustment increased oil and natural gas properties and asset retirement obligations by $7,590,000 and $7,370,000, respectively, and decreased accumulated depreciation by $50,000.

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

SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has recorded a liability related to the Series A preferred stock of $14,020,000. Previously, the Series A preferred stock had been classified on the balance sheet between total liabilities and equity. This amount represents the 14,020 preferred shares issued and outstanding as of December 31, 2004, at the redemption and liquidation value of $1,000 per share. In the opinion of management, the $1,000 per share redemption and liquidation value approximates fair value. The shares are mandatorily redeemable on the fifth anniversary of the first issuance of Series A preferred stock. The Company redeemed 12,502 shares of the Series A preferred stock in February 2005 and is in the process of redeeming the remaining outstanding shares of Series A preferred stock.

SFAS No. 123(R)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires entities to measure the fair value of equity share-based payments (stock compensation) at grant date, and recognize the fair value over the period during which an employee is required to provide services in exchange for the equity instrument as a component of the income statement. SFAS No. 123(R) is effective for periods beginning after December 15, 2005. We have not evaluated the impact of adoption of SFAS No. 123(R), but adoption could have a material impact on our financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS

The information required by this item appears beginning on page F-1 following the signature pages of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company’s independent registered public accounting firms of the nature described in Item 304(b) of Regulation S-B promulgated under the Exchange Act. On February 9, 2005, the Company dismissed Hogan & Slovacek as its independent registered public accounting firm. The Company engaged Grant Thornton LLP as its new independent registered public accounting firm as of February 9, 2005. As part of its engagement, Grant Thornton will audit the balance sheet of the Company as of December 31, 2004 and the related statements of operations, stockholders’ equity and cash flows for the year then ended and will perform a review of the Company’s interim financials for each quarter in the fiscal year ending December 31, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures. Gulfport Energy Corporation, under the direction of the Chief Executive Officer and the Vice President and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by Gulfport in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to Gulfport’s management, including the Chief Executive Officer and the Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of Gulfport management, including the Chief Executive Officer and the Vice President and Chief Financial Officer, of the effectiveness of the design and operation of Gulfport’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that as of December 31, 2004, Gulfport’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in Gulfport’s internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

For information concerning Item 9—Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act, see the definitive Information Statement of Gulfport Energy Corporation for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's previous fiscal year and is incorporated herein by this reference (with the exception of portions noted therein that are not incorporated by reference).

ITEM 10. EXECUTIVE COMPENSATION

For information concerning Item 10—Executive Compensation, see the definitive Information Statement of Gulfport Energy Corporation for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's previous fiscal year and is incorporated herein by this reference (with the exception of portions noted therein that are not incorporated by reference).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information concerning Item 11—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, see the definitive Information Statement of Gulfport Energy Corporation for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's previous fiscal year and is incorporated herein by this reference (with the exception of portions noted therein that are not incorporated by reference).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning Item 12—Certain Relationships and Related Transactions, see the definitive Information Statement of Gulfport Energy Corporation for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission with 120 days after the close of the Company's previous fiscal year and is incorporated herein by this reference (with the exception of portions noted therein that are not incorporated by reference).

ITEM 13. EXHIBITS

(a)    List the following documents filed as part of this report:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on December 1, 1997).
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

Exhibit Number	Description

3.6
Amendment to Certificate of Incorporation to increase the number of shares of capital stock from 15,000,000 to 25,000,000 (incorporated by reference to Exhibit A to Information Statement filed by the Company with the SEC on February 20, 2004).

3.7
Certificate of Amendment, dated July 20, 2004, of the Restated Certificate of Incorporation to increase the number of shares of capital stock from 25,000,000 to 40,000,000 (incorporated by reference to Exhibit 3.7 of Amendment No. 1 to Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on February 18, 2005).

3.8
Certificate of Designations, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Cumulative Preferred Stock Series A, dated March 28, 2002 (incorporated by reference to Exhibit 3.8 of Amendment No. 1 to Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on February 18, 2005).

3.9
Certificate of Amendment, dated July 20, 2004, of the Certificate of Designations, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Cumulative Preferred Stock Series A. (incorporated by reference to Exhibit 3.9 of Amendment No. 1 to Form 10-QSB/A File No. 000-19514, filed by the Company with the SEC on February 18, 2005).

3.10	Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on December 1, 1997).
4.1
Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

10.1
Credit Agreement, dated July 1, 2004, by and between the Company and Bank of Oklahoma (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004).

10.2	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 333-19514, filed by the Company with the SEC on February 18, 2005).
10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 333-19514, filed by the Company with the SEC on February 18, 2005).
10.4	Form of Stock Option Exercise Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 333-19514, filed by the Company with the SEC on February 18, 2005)
10.5
Form of Warrant Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

10.6
Employment Agreement, dated June 2003, by and between the Registrant and Mike Liddell (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004.

10.7*
Registration Rights Agreement, dated as of February 23, 2005, by and among the Company, Southpoint Fund LP, a Delaware limited partnership, Southpoint Qualified Fund LP, a Delaware limited partnership and Southpoint Offshore Operating Fund, LP, a Cayman Islands exempted limited partnership.

10.8*
Registration Rights Agreement, dated as of February 18, 2005, by and among the Company and Harbert Distressed Investment Master Fund, Ltd., a Cayman Islands exempt company, and Alpha US Sub Fund VI, LLC, a Delaware limited liability company.

10.9*	Credit Agreement, dated as of March 11, 2005, by and among the Company, each lender from time to time party thereto and Bank of America, N.A., as agent.
10.10*	Stock Purchase Agreement, dated as of February 17, 2005, by and among the Company, Harbert Distressed Investment Master Fund, Ltd and Alpha US Sub Fund VI, LLC.
10.11*	Stock Purchase Agreement, dated as of February 22, 2005, by and among the Company, Southpoint Fund LP, Southpoint Qualified Fund LP and Southpoint Offshore Operating Fund, LP.

Exhibit Number	Description

14.0*	Code of Ethics.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Grant Thornton LLP.
23.2*	Consent of Hogan & Sloacek.
23.3*	Consent of Netherland, Sewell & Associated, Inc.
31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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

*Filed herewith

(b) Reports on Form 8K

The Company has filed or furnished the following Current Reports on Form 8-K during the fourth quarter of 2004: Current report on Form 8-K furnished on November 24, 2004 regarding its results of operations for the quarter ended September 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information concerning Item 14 - Executive Compensation see the definitive Information Statement of Gulfport Energy Corporation for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's previous fiscal year and is incorporated herein by this reference (with the exception of portions noted therein that are not incorporated by reference).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULFPORT ENERGY CORPORATION

Date: March 31, 2005	By:	/s/ Mike Liddell
Mike Liddell
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GULFPORT ENERGY CORPORATION

Date: March 31, 2005	By:	/s/ Mike Liddell
Mike Liddell
Chief Executive Officer and Director

Date: March 31, 2005	By:	/s/ Robert E. Brooks
Robert E. Brooks
Director

Date: March 31, 2005	By:	/s/ David L. Houston
David L. Houston
Director

Date: March 31, 2005	By:	/s/ Mickey Liddell
Mickey Liddell
Director

Date: March 31, 2005	By:	/s/ Dan Noles
Dan Noles
Director

Date: March 31, 2005	By:	/s/ Michael G. Moore
Michael G. Moore
Vice President and Chief Financial Officer

S-1

Item 7. Financial Statements

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Gulfport Energy Corporation:

We have audited the accompanying balance sheet of Gulfport Energy Corporation (a Delaware corporation) as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulfport Energy Corporation as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON

Oklahoma City, Oklahoma
March 25, 2005

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Gulfport Energy Corporation:

We have audited the statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2003 of Gulfport Energy Corporation (a Delaware corporation). These financial statements are the responsibility of Gulfport’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the results of operations and cash flows for the year ended December 31, 2003 of Gulfport Energy Corporation, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 18 to the financial statements, Gulfport changed its method of accounting for asset retirement obligations and its redeemable 12% cumulative preferred stock as required by the provisions of Statement of Financial Accounting Standards No. 143 and 150, respectively.

/s/ Hogan & Slovacek

Oklahoma City, Oklahoma
April 14, 2004

GULFPORT ENERGY CORPORATION
BALANCE SHEET

December 31,
2004
Assets
Current assets:
Cash and cash equivalents	$7,542,000
Accounts receivable	3,560,000
Accounts receivable - related parties	1,023,000
Prepaid expenses and other current assets	212,000

Total current assets	12,337,000

Property and equipment:
Oil and natural gas properties, full-cost accounting	139,366,000
Other property and equipment	5,689,000
Accumulated depletion, depreciation, amortization	(82,374,000)

Property and equipment, net	62,681,000

Other assets	3,132,000

Total assets	$78,150,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,056,000
Accrued payable - royalty audit	121,000
Asset retirement obligation - current	480,000
Current maturities of long-term debt	205,000

Total current liabilities	4,862,000

Asset retirement obligation - long-term	6,972,000
Long-term debt, net of current maturities	3,199,000
Redeemable 12% cumulative preferred stock, Series A, $.01
par value, with a redemption and liquidation value of
$1,000 per share; 30,000 authorized, 14,020 issued and
outstanding at December 31, 2004	14,020,000

Total liabilities	29,053,000

Commitments and contingencies

Preferred stock, $.01 par value; 5,000,000 authorized
at December 31, 2004, 30,000 authorized as redeemable 12%
cumulative preferred stock, Series A, above	-

Stockholders' equity:
Common stock - $.01 par value, 35,000,000 authorized,
20,146,566 issued and outstanding at December 31, 2004	201,000
Paid-in capital	95,737,000
Accumulated deficit	(46,841,000)

Total stockholders' equity	49,097,000

Total liabilities and stockholders' equity	$78,150,000

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003
Revenues:
Gas sales	$1,484,000	$498,000
Oil and condensate sales	21,587,000	15,311,000
Other income	119,000	138,000

	23,190,000	15,947,000

Costs and expenses:
Operating expenses	6,586,000	5,886,000
Production taxes	2,629,000	1,882,000
Depreciation, depletion, and amortization	4,952,000	4,637,000
Accretion expense	490,000	393,000
General and administrative	2,107,000	1,843,000

	16,764,000	14,641,000

INCOME FROM OPERATIONS:	6,426,000	1,306,000

OTHER (INCOME) EXPENSE:
Interest expense	246,000	112,000
Interest expense - preferred stock	1,949,000	875,000
Interest income	(73,000)	(30,000)
	2,122,000	957,000

INCOME BEFORE INCOME TAXES AND EFFECT OF	4,304,000	349,000
CHANGE IN ACCOUNTING PRINCIPLE

INCOME TAX EXPENSE (BENEFIT):	-	-

NET INCOME (LOSS) BEFORE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	4,304,000	349,000

Cumulative effect of change in
accounting principle	-	270,000
NET INCOME	4,304,000	619,000

Less: Preferred stock dividends	-	(838,000)

NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS	$4,304,000	$(219,000)

NET INCOME (LOSS) PER COMMON SHARE - BASIC:
Per common share before effect of change
in accounting principle	$0.31	$(0.05)
Effect per common share of change in
accounting principle	-	0.03

	$0.31	$(0.02)

NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
Per common share before effect of change
in accounting principle	$0.28	$(0.05)
Effect per common share of change in
accounting principle	-	0.03

	$0.28	$(0.02)

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION
Statements of Stockholders' Equity

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Balance at December 31, 2002	10,146,566	$101,000	$84,192,000	$(50,926,000)
Net income	-	-	-	619,000
Preferred stock dividends	-	-	-	(838,000)
Balance at December 31, 2003	10,146,566	101,000	84,192,000	(51,145,000)

Net income	-	-	-	4,304,000
Issuance of Common Stock, net of
issue costs of $120,000	10,000,000	100,000	11,545,000	-
Balance at December 31, 2004	20,146,566	$201,000	$95,737,000	$(46,841,000)

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION
Statements of Cash Flows
	Year Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$4,304,000	$619,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Cumulative effect of change in accounting principle	-	(270,000)
Accretion of discount - Asset Retirement Obligation	490,000	393,000
Interest expense - preferred stock	1,949,000	875,000
Depletion, depreciation and amortization	4,952,000	4,631,000
Amortization of debt issuance costs	-	6,000
Changes in operating assets and liabilities:
Decrease in insurance settlement receivable	-	2,510,000
(Increase) Decrease in accounts receivable	(2,220,000)	493,000
(Increase) in accounts receivable - related party	(644,000)	(321,000)
(Increase) Decrease in prepaid expenses	(33,000)	26,000
Increase in accounts payable and accrued liabilities	570,000	420,000
Settlement of asset retirement obligation	(965,000)	-
Net cash provided by operating activities	8,403,000	9,382,000

Cash flows from investing activities:
Additions to cash held in escrow	(72,000)	(235,000)
Additions to other property, plant and equipment	(3,777,000)	(40,000)
Additions to oil and gas properties	(11,242,000)	(10,145,000)
Expenditures related to oil and gas properties due to hurricane	(32,000)	(707,000)

Net cash used in investing activities	(15,123,000)	(11,127,000)

Cash flows from financing activities:
Borrowings on note payable - related party	500,000	-
Borrowings on note payable	3,389,000	2,200,000
Principal payments on borrowings	(2,303,000)	(22,000)
Proceeds from issuance of common stock	11,134,000	-

Net cash provided by financing activities	12,720,000	2,178,000

Net increase in cash and cash equivalents	6,000,000	433,000

Cash and cash equivalents at beginning of period	1,542,000	1,109,000

Cash and cash equivalents at end of period	$7,542,000	$1,542,000

Supplemental disclosure of cash flow information:
Interest payments	$246,000	$112,000

Supplemental disclosure of non-cash, investing and financing transactions:
Payment of Series A Preferred Stock dividends
through issuance of Series A Preferred Stock	$1,949,000	$838,000

Asset retirement obligation capitalized	92,000	73,000

Retirement of related party note and accrued interest for stock	511,000	-

See accompanying notes to financial statements.

GULPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Gulfport Energy Corporation (“Gulfport” or “Company”) is a domestic independent oil and gas exploration, development and production company with its principal properties located in the Louisiana Gulf Coast.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

Accounts Receivable

The Company’s accounts receivable primarily are from companies in the oil and gas industry located in the southwestern part of the United States. The majority of its receivables are from two purchasers of the Company’s oil and gas. Credit is extended based on evaluation of a customer’s payment history and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, amounts which may be obtained by an offset against production proceeds due the customer and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Oil and Gas Properties

The Company uses the full cost method of accounting for oil and gas operations. Accordingly, all costs, including nonproductive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and gas properties, are capitalized. Net capitalized costs are limited to the estimated future net revenues, after income taxes, discounted at 10% per year, from proven oil and gas reserves and the cost of the properties not subject to amortization. Such capitalized costs, including the estimated future development costs and site remediation costs are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six MCF of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and gas reserves. Oil and gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled $1,600 at December 31, 2004. These costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by Gulfport and other operators, the terms of oil and gas leases not held by production, and available funds for exploration and development.

GULPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(CONTINUED)

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed into service. When the liability is initially recorded, the Company will increase the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. Upon settlement of the liability or the sale of the well, the liability is reversed. These liability amounts may change because of changes in asset lives, estimated costs of abandonment or legal or statutory remediation requirements.

Other Property and Equipment

Depreciation of other property and equipment is provided on a straight- line basis over estimated useful lives of the related assets, which range from 7 to 30 years.

Reclassifications

Certain reclassifications have been made to the 2003 financial statement presentation in order to conform to the 2004 financial statement presentation.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing income or loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Diluted net loss per common share does not reflect dilution from potential common shares, because to do so would be anti-dilutive. Calculations of basic and diluted net income (loss) per common share are illustrated in Note 13.

Income Taxes

Gulfport uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized as income in the year in which realization becomes determinable. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized.

GULPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Revenue Recognition

Gas revenues are recorded in the month produced using the entitlement method, whereby any production volumes received in excess of the Company's ownership percentage in the property are recorded as a liability. If less than Gulfport's entitlement is received, the underproduction is recorded as a receivable. There is no such liability or asset recorded at December 31, 2004. Oil revenues are recognized when ownership transfers, which occurs in the month produced.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows there from, the amount and timing of asset retirement obligations and the realization of future net operating loss carryforwards available as reductions of income tax expense.

Segment Information

The Company’s only revenue generating activity is the production and sale of oil and gas from properties located on the Louisiana Gulf Coast. Therefore, no reporting of business segments has been included in these financial statements or the notes thereto.

Accounting Standards Yet to be Adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires entities to measure the fair value of equity share-based payments (stock compensation) at grant date, and recognize the fair value over the period during which an employee is required to provide services in exchange for the equity instrument as a component of the income statement. SFAS No. 123(R) is effective for periods beginning after December 15, 2005. We have not evaluated the impact of adoption of SFAS No. 123(R), but adoption could have a material impact on our financial position and results of operations.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options granted in the accompanying financial statements. SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

GULPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

If the Company had elected the fair value provisions of SFAS No. 123 and recognized compensation expense over the vesting period based on the fair value of the stock options granted as of their grant date, the Company’s 2004 and 2003 pro forma net income and pro forma net income per share would have been as follows:

	Year Ended December 31,
	2004	2003
Net income available to common stockholders, as reported	$4,304,000	$(219,000)

Stock-based employee compensation expense	16,000	152,000

Net income available to common stockholders, pro forma	$4,288,000	$(371,000)

Net income per share available to common stockholders:
As reported:
Basic	$0.31	$(0.02)
Diluted	$0.28	$(0.02)
Pro forma:
Basic	$0.31	$(0.04)
Diluted	$0.28	$(0.04)

The fair value of each option grant is estimated for disclosure purposes on the date of grant using the Black-Scholes option-pricing model with the expected lives equal to the vesting period. The weighted average contractual life of the options outstanding at December 31, 2004, is 4.9 years. No options were granted during the years ended December 31, 2004 or 2003.

2.    INSURANCE SETTLEMENT RECEIVABLE

A major hurricane caused significant damage to the Company’s production facilities and the WCBB field in 2002. The total cost to restore production to the field was estimated by the Company’s personnel and insurance carrier to be $3,510,000. As of December 31, 2004, the Company had received the $3,510,000 in insurance settlement proceeds. Hurricane related repairs for the years ended December 31, 2004 and 2003, were $32,000 and $707,000 respectively.

3.    ACCOUNTS RECEIVABLE - RELATED PARTY

Included in the accompanying December 31, 2004 balance sheet are amounts receivable from entities that have similar controlling interests as those controlling the Company. These receivables represent amounts billed by the Company for general and administrative functions performed by Gulfport’s personnel on behalf of the related party companies. At December 31, 2004, these receivables totaled $1,023,000.

4.    PROPERTY AND EQUIPMENT

The major categories of property and equipment and related accumulated depreciation, depletion and amortization as of December 31, 2004 are as follows:

GULPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

December 31, 2004

Oil and gas properties	$139,366,000
Office furniture and fixtures	1,503,000
Building	3,926,000
Land	260,000

Total property and equipment	145,055,000

Accumulated depreciation, depletion,
amortization and impairment reserve	(82,374,000)

Property and equipment, net	$62,681,000

Included in oil and gas properties at December 31, 2004 is the cumulative capitalization of $2,606,000 in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred.

A reconciliation of the asset retirement obligation for the year ended December 31, 2004, is as follows:

December 31, 2004

Asset retirement obligation as of beginning of year	$7,835,000
Liabilities incurred	92,000
Liabilities settled	(965,000)
Accretion expense	490,000
Asset retirement obligation as of end of year	7,452,000

Less current portion	480,000

Asset retirement obligation, long-term	6,972,000

5.    OTHER ASSETS

Other assets as of December 31, 2004 consist of the following:

GULPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Plugging and abandonment escrow account
on the WCBB properties (Note 17)	$2,821,000
CD's securing letter of credit	200,000
Deposits	111,000

$3,132,000

6.    ACCRUED PAYABLE - ROYALTY AUDIT

During 2002, the Company underwent a royalty audit which was conducted by the State of Louisiana. The audit covered the period from January 1, 1999 through December 31, 2001. The Company was notified during the fourth quarter of 2002 that the total amount to be paid as a result of the audit was $492,000, including $146,000 in penalties and interest. As a result of the Company paying the obligation in installments at December 31, 2004, the liability is $121,000 and is classified as “Accrued payable - royalty audit” in the current liability section of the accompanying balance sheet.

7.    LONG-TERM DEBT

Long-term debt as of December 31, 2004 is as follows:

December 31, 2004
Building loans	$3,404,000

Less - current maturities of long term debt	205,000

Debt reflected as long term	$3,199,000

Maturities of long-term debt as of December 31, 2004 are as follows:

2005	$205,000
2006	358,000
2007	121,000
2008	99,000
2009	101,000
Thereafter	2,520,000

Total	$3,404,000

Building Loans

The building loans include $99,000 related to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company's Louisiana headquarters. This loan matures in February of 2008 and bears interest at the rate of 5.75%. In addition, in June 2004 the Company purchased the office building it occupies for $3,700,000. The loans associated with this building mature in March of 2006 and June of 2011 and bear interest at the rate of 6% and 6.5%, respectively. All building loans require monthly interest and principal payments and are collateralized by the respective land and buildings.

GULPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
8.    REVOLVING LINE OF CREDIT

The Company maintains a line of credit with Bank of Oklahoma, under which the Company may borrow up to $2,300,000. Amounts borrowed under the line bear interest at Chase Manhattan Prime plus 1%, with payments of interest on outstanding balances due monthly. Any principal amounts borrowed under the line will be due on July 1, 2005. Subsequent to the rights offering described in Note 9, a portion of the proceeds were used to repay in full the outstanding principal balance of approximately $2,200,000 on the Company’s line of credit with the Bank of Oklahoma. As of December 31, 2004, no amounts were outstanding under this line.

9.    COMMON STOCK OPTIONS, WARRANTS AND CHANGES IN CAPITALIZATION

Options

The Company sponsors the 1999 Stock Option Plan (the “Plan”), which is administered by the Compensation Committee (the “Committee”) of the Board of Directors of the Company. Under the terms of the Plan, the Committee may determine: to which eligible participants options shall be granted, the number of shares covered by such options, the purchase price or exercise price of such options, the vesting period of such options and the exercisable period of such options. Eligible participants are defined as (i) all directors of the Company; (ii) all officers of the Company; and (iii) all key employees of the Company with a customary work week of at least 40 hours in the employ of the Company. The maximum number of shares for which options may be granted under the Plan, as adjusted for changes in capitalization which have taken place since the Plan’s adoption, is 883,000.

The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options. SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Presented below is a summary of the status of stock options and related activity for the years ended December 31, 2004 and 2003:

GULPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Weighted
Average
Exercise Price
	Shares	per Share
Options outstanding at December 31, 2002	627,337	$2.00
Granted	-	-
Exercised	-	-
Forfeited/expired	-	-
Options outstanding at December 31, 2003	627,337	$2.00
Granted	-	-
Exercised	-	-
Forfeited/expired	-	-
Options outstanding at December 31, 2004	627,337	$2.00

All options granted, exercised and outstanding have an exercise price of $2.00.

Options outstanding at December 31, 2004 totaled 627,337. Of this total, 619,520 options were exercisable at December 31, 2004, with the remaining options vesting in 2005.

Warrants

In accordance with the origination of the note payable to Gulfport Funding in 2002 (and retired during 2002), the Company issued 108,625 warrants to CD Holdings, LLC. The exercise price of these warrants is $1.19 and was based on the average closing price of the Company’s common stock for the five days following the issuance of the warrants and adjusted for subsequent equity changes. The warrant agreement provided for pro rata adjustments to the number of warrants granted if the Company at any time increased the number of outstanding shares or otherwise adjusted its capitalization.

Private Placement Offering

In March 2002, the Company completed a private placement offering of 10,000 units. Each unit consisted of (i) one share of Cumulative Preferred Stock, Series A, of the Company (Preferred) and (ii) a warrant to purchase up to 250 shares of common stock, par value $0.01 per share, of the Company. Holders of the Preferred are entitled to receive dividends at the rate of 12% of the liquidation preference per annum payable quarterly in cash or, at the option of the Company for all quarters ending on or prior to March 31, 2004, payable in whole or in part in additional shares of Preferred at the rate of 15% of the liquidation preference per annum. To the extent funds are legally available, the Company is obligated to declare and pay the dividends on the Preferred. The Preferred may be redeemed at any time for an amount per share equal to $1,000 and all accrued and unpaid dividends thereon, whether or not declared or payable, and must be redeemed on March 29, 2007 for $1,000 per share and all accrued and unpaid dividends thereon, whether or not declared or payable. Accordingly, the Preferred issued in connection with this Offering is treated as redeemable stock and a liability on the Company's balance sheet. The affirmative vote of at least two thirds of the votes entitled to be cast by holders of the Preferred is necessary for any amendment to the certificate of incorporation which (1) adversely affects the rights and privileges of the Preferred or (2) creates or authorizes an increase in any shares ranking senior to the Preferred or securities convertible into the foregoing. The Preferred cannot be sold or transferred by its holders, subject to certain exceptions.

GULPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

The 2,322,962 Warrants issued have a term of ten years and an exercise price of $1.20 per share of common stock subject to adjustment. The Company granted to holders of the Warrants certain demand and piggyback registration rights with respect to shares of common stock issuable upon exercise of the warrants. The Company considered the valuation of these warrants and did not consider them materially siginificant.

2004 Rights Offering

On August 2004, the Company completed a rights offering of common stock of 10,000,000 shares of its common stock at a subscription price of $1.20 per share pursuant to a Registration Statement on Form SB-2, File No. 333-115396 and received net cash proceeds of approximately $11.1 million from the rights offering after deducting offering expenses of approximately $.12 million. In addition, CD Holding, one of the Company’s principal stockholders, elected to apply the outstanding principal amount and accrued but unpaid interest in the amount of $511,000 under its bridge loan to the Company to the subscription price payable by CD Holding upon exercise of the rights issued to it in the rights offering. CD Holding had agreed subject to certain conditions, to back-stop the rights offering for a commitment fee of 2% of the gross proceeds from the rights offering, which, at the option of CD Holding, was also applied to the subscription price payable upon exercise of the rights issued to it in the rights offering. The net cash proceeds from the rights offering were used to fund the Company’s seismic and drilling programs at WCBB and East Hackberry Field and to repay in full the outstanding principal balance of approximately $2,200,000 on the Company’s line of credit with the Bank of Oklahoma.

Borrowings under the bridge loan from CD Holding were used to fund in part the Company’s 2004 drilling program which commenced in July 2004 and were due on the earlier of the closing of the rights offering or August 1, 2005 and bore interest at the rate of 10.0% per annum. The credit facility provided that if the rights offering was not completed, CD Holding had the right to convert any borrowings plus any accrued but unpaid interest under the facility into shares of our common stock at a conversion price equal to the rights offering issue price per share. Under the credit facility, CD Holding had the option to apply the outstanding principal amount and any accrued but unpaid interest either (1) to the subscription price payable upon exercise of the rights issued to CD Holding in the rights offering, or (2) to the purchase price for the Common Stock.

10.    DIVIDENDS ON SERIES A PREFERRED STOCK

As discussed in Note 9, the Company may, at its option, accrue additional shares of Preferred Stock for the payment of dividends at a rate of 15% per annum rather than accrue cash dividends at a rate of 12% per annum during the initial two years following the closing date of its Offering which expired on March 31, 2004. Effective April 1, 2004, as a result of the amendment discussed below, the Company will continue to accrue additional shares of Preferred Stock for payment of dividends. As a result, the Company has issued additional shares totaling $1,949,000 for the year ended December 31, 2004, related to the Preferred Stock Series A shares issued and outstanding during that time period. These dividends were calculated based upon the Preferred’s $1,000 per share redemptive value and are reflected as “Series A preferred stock” in the accompanying balance sheet. As a result of the adoption of SFAS 150, the dividends issued as additional shares for the years ended December 31, 2004 and 2003, are shown as “Interest expense - preferred stock” in the accompanying statement of operations.

GULPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

In April 2004, the Board of Directors of the Company approved and the Company received the consent of holders of the requisite number of shares of capital stock to amend the Company's Certificate of Designation with respect to the Series A preferred stock to give the Company the ability to pay dividends on the Series A preferred stock with additional shares of Series A preferred stock after March 31, 2004, for so long as such shares remain outstanding and prior to the mandatory redemption date.

11.    FAIR VALUE OF FINANCIAL INSTRUMENTS

All financial instruments carried as assets and liabilities on the accompanying balance sheet at December 31, 2004 are carried at cost, which approximates market value. The outstanding shares of Series A preferred stock have been stated on the accompanying balance sheet at their redemptive value of $1,000 per share.

12.    INCOME TAXES

A reconciliation of the statutory federal income tax amount to the recorded expense follows:

	2004	2003

Income before federal income taxes	$4,304,000	$349,000

Expected income tax at statutory rate	1,463,000	119,000
Interest expense not tax deductible	780,000	350,000
State income taxes	258,000	21,000
Changes in valuation allowance	(2,501,000)	(490,000)

Income tax expense recorded	$-	$-

The tax effects of temporary differences and net operating loss carryforwards, which give rise to deferred tax assets at December 31, 2004 are estimated as follows:

	2004	2003
Net operating loss carryforward	$39,700,000	$39,349,000
Oil and gas property basis difference	1,758,000	5,564,000
Total deferred tax asset	41,458,000	44,913,000
Valuation allowance	(41,458,000)	(44,913,000)

Net deferred tax asset (liability)	$-	$-

GULPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

The Company has an available tax net operating loss carry forward estimated at approximately $99,251,000 as of December 31, 2004. This carryforward will begin to expire in the year 2013. A valuation allowance has been provided at December 31, 2004 and 2003 because it is management’s belief, based upon the Company’s past history of no taxable income, it is more likely than not the tax assets will not be realized.

13.    NET INCOME (LOSS) PER COMMON SHARE

A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the table below:

	2004			2003
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Income before effect of change in
accounting principle	$4,304,000			$349,000
Less: preferred stock dividends	-			(838,000)
	4,304,000	13,790,402	$0.31	(489,000)	10,146,566	$(0.05)
Effect of change in accounting
principle	-	13,790,402	-	270,000	10,146,566	0.03
	$4,304,000		$0.31	$(219,000)		$(0.02)

Effect of diluted securities
Stock options and warrants		1,619,213			183,699

Income before effect of change in
accounting principle	$4,304,000			$349,000
Less: preferred stock dividends	-			(838,000)
	4,304,000	15,409,615	$0.28	(489,000)	10,330,265	$(0.05)
Effect of change in accounting
principle	-	15,409,615	-	270,000	10,330,265	0.03
	$4,304,000		$0.28	$(219,000)		$(0.02)

The Company recorded a net loss from continuing operations after preferred stock dividends for the year ended December 31, 2003. Due to this, inclusion of potentially dilutive shares in the computation of dilutive earnings per share would be anti-dilutive.

14.    RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company conducts business activities with certain affiliates of its significant shareholder.

DLB Oil & Gas, Inc. (“DLB”) and Wexford Management LLC ("Wexford") were, along with Gulfport, co-proponents in a 1997 plan of reorganization of the Company. During April of 1998, DLB distributed all of its shares in the Company to its shareholders prior to DLB's acquisition by Chesapeake Energy Corporation. As a result of this distribution, Charles Davidson, Mike Liddell and Mark Liddell collectively received 37.5% of the Company's stock. As of December 31, 2004, Wexford and its affiliates, including Charles Davidson, owned approximately 61.2% of Gulfport's issued and outstanding common stock. Mike Liddell and the Estate of Mark Liddell own collectively 10.1% of the Company's outstanding common stock as of December 31, 2004.

GULPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

  Certain personnel of the Company perform management and administrative services for affiliate companies. The Company is reimbursed for the salaries and benefits of these individuals based on the estimated time spent on those affiliates compared to time spent on the Company. For the years ended December 31, 2004 and 2003, expenses reimbursed to the Company under this arrangement and reflected as a reduction to general and administrative expense were $2,146,000 and $765,000, respectively.

15. COMMITMENTS

Plugging and Abandonment Funds

In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the obligation to contribute approximately $18,000 per month through March, 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. ChevronTexaco retained a security interest in production from these properties until abandonment obligations to ChevronTexaco have been fulfilled. Beginning in 2007, the Company can access it for use in plugging and abandonment charges associated with the property. As of December 31, 2004, the plugging and abandonment trust totaled approximately $2,821,000, including interest received during 2004 of approximately $17,000. The Company has plugged 154 wells at WCBB since it began its plugging program in 1997 which management believes fulfills its minimum plugging obligation through March 31, 2005.

Texaco Global Settlement

Pursuant to the terms of a global settlement between Texaco and the State of Louisiana which includes the State Lease No. 50 portion of Gulfport's East Hackberry Field, Gulfport was obligated to commence drilling a well or other qualifying development operation on certain non-producing acreage in the field prior to March 1998. Because of prevailing market conditions during 1998, the Company believed it was commercially impractical to shoot seismic or commence drilling operations on the subject property. As a result, Gulfport has agreed to surrender approximately 440 non-producing acres in this field to the State of Louisiana. At December 31, 2004, Gulfport was in the process of releasing these properties to the State of Louisiana.

Contributions to 401(k) Plan

Gulfport sponsors a 401(k) and Profit Sharing plan under which eligible employees may contribute up to 15% of their total compensation through salary deferrals. Also under these plans, the Company will make a contribution each calendar year on behalf of each employee equal to at least 3% of his or her salary, regardless of the employee's participation in salary deferrals. During the years ended December 31, 2004 and 2003, Gulfport incurred $90,000 and $71,000, respectively, in contributions expense related to this plan.

Employment Agreement

At December 31, 2004, Gulfport has an employment agreement with its Chief Executive Officer. This agreement expires June 1, 2005, and calls for an annual salary of $200,000, which may be adjusted for cost of living increases.

16.    CONTINGENCIES

Litigation Matters

GULPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

The Company has been named as a defendant on various litigation matters. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations for the periods presented in the financial statements.

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

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004, Gulfport held cash in excess of insured limits in these banks totaling $7,442,000.

During the year ended December 31, 2004, approximately 99% of Gulfport’s revenues from oil and gas sales were attributable to two purchasers: Shell Trading Company, Chevron Texaco and Apache Corporation. During the year ended December 31, 2003, approximately 99% of Gulfport’s revenues from oil and gas sales were attributable to Shell Trading Company, Apache Corporation, and ChevronTexaco.

17.    LITIGATION TRUST ENTITY

Pursuant to the Company’s 1997 plan of reorganization, all of Gulfport's possible causes of action against third parties (with the exception of certain litigation related to recovery of marine and rig equipment assets and claims against Tri-Deck), existing as of the effective date of that plan, were transferred into a "Litigation Trust" controlled by an independent party for the benefit of most of the Company's existing unsecured creditors. The litigation related to recovery of marine and rig equipment and the Tri-Deck claims were subsequently transferred to the Litigation Trust as described below.

The Litigation Trust was funded by a $3,000,000 cash payment from the Company, which was made on the effective date of reorganization. Gulfport owns a 12% interest in the Litigation Trust with the other 88% being owned by the former general unsecured creditors of Gulfport. For financial statement reporting purposes, Gulfport has not recognized the potential value of recoveries which may ultimately be obtained, if any, as a result of the actions of the Litigation Trust, treating the entire $3,000,000 payment as a reorganization cost at the time of Gulfport’s reorganization.

On January 20, 1998, Gulfport and the Litigation Trust entered into a Clarification Agreement whereby the rights to pursue various claims reserved by Gulfport under the plan of reorganization were assigned to the Litigation Trust. In connection with this agreement, the Litigation Trust agreed to reimburse the Company $100,000 for legal fees Gulfport had incurred in connection with these claims. As additional consideration for the contribution of this claim to the Litigation Trust, Gulfport is entitled to 20% to 80% of the net proceeds from these claims.

GULPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

No proceeds were received from the Litigation Trust for the years ended December 31, 2004 and 2003.

18.    RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 143

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed into service. When the liability is initially recorded, the Company will increase the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. The accretion of the asset retirement obligation resulted in an expense of $490,000 and $393,000 for the years ended December 31, 2004, and 2003, as shown in the accompanying statement of operations. Upon settlement of the liability or the sale of the well, the liability is reversed. The asset retirement obligation is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that will be required in future periods due to the availability of additional information, including prices for oil field services, technological changes, governmental requirements and other factors. Upon adoption of SFAS No. 143, the Company recorded a net benefit of $270,000 as the cumulative effect of a change in accounting principle. The non-cash transition adjustment increased oil and natural gas properties and asset retirement obligations by $7.59 million and $7.37 million, respectively, and decreased accumulated depreciation by $50,000.

SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has recorded a liability related to the Series A Preferred Stock of $14,020,000. Previously, the Series A Preferred Stock had been classified on the balance sheet between total liabilities and equity. This amount represents the 14,020 preferred shares issued and outstanding as of December 31, 2004, at the redemption and liquidation value of $1,000 per share. In the opinion of management, the $1,000 per share redemption and liquidation value approximates fair value. The shares are mandatorily redeemable on the fifth anniversary of the first issuance of Series A Preferred Stock.

19.                    SUBSEQUENT EVENTS

GULPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

•
Sale of Common Stock - On February 17, 2005, the Company entered into a stock purchase agreement with certain accredited investors providing for the issuance by the Company of an aggregate of 2,000,000 shares of the Company’s common stock at a price of $3.50 per share for gross proceeds to the Company of $7,000,000. On February 22, 2005 the Company entered into another stock purchase agreement with certain other accredited investors providing for the issuance by the Company of an aggregate of 2,000,000 shares of the Company’s common stock at a price of $3.50 per share for gross proceeds to the Company of $7,000,000. The transactions closed effective as of February 18, 2005 and February 23, 2005, respectively. The Company has agreed to file, within 60 days of the closing date, a registration statement on Form S-3 (the “Shelf Registration Statement”) with respect to the resale of the shares of common stock purchased by the investors in the private placements. The Company also granted certain piggy-back registration rights to the investors. No underwriting discounts or commissions were paid in conjunction with the issuances.

•
Redemption of Preferred Stock - On February 23, 2005, the holders of warrants to purchase 7,336,687 shares of the Company’s common stock exercised their warrants for an exercise price of $1.19 per share resulting in gross proceeds to the Company of $8.7 million. No underwriting discounts or commissions were paid in conjunction with the issuances. On February 23, 2005, the Company used the proceeds from the exercise of the warrants, along with a portion of the proceeds from the sale of common stock, to redeem 12,502 shares of the 14,271 shares of the Company’s outstanding Series A preferred stock for an aggregate of $12.5 million, including accrued but unpaid dividends. After the sale of the common stock, the exercise of the warrants and the redemption of the preferred stock, Gulfport received net proceeds of $10.2 million. Gulfport intends to use these net proceeds, together with the cash-on-hand of approximately $5.0 million, cash from operations and, as necessary, borrowings under its credit facility, to redeem, all or in part, the remaining outstanding shares of preferred stock, execute the Company’s 2005 drilling program and explore and undertake acquisitions if attractive opportunities become available.

20.    SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

The following is historical revenue and cost information relating to the Company's oil and gas operations located entirely in the southeastern United States:

GULPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Capitalized Costs Related to Oil and Gas Producing Activities

2004

Proven Properties	$139,366,000
Accumulated depreciation, depletion
amortization and impairment reserve	(80,847,000)

Proven properties, net	$58,519,000

Costs Incurred in Oil and Gas Property Acquisition and Development Activities

	2004	2003
Acquisition	$-	$-
Development of Proved
Undeveloped Properties	8,994,000	6,320,000
Exploratory	-	-
Recompletions/Workovers	2,166,000	3,825,000
Capitalized Asset Retirement Obligation	92,000

Total	$11,252,000	$10,145,000

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

	2004	2003
Revenues	$23,071,000	$15,809,000
Production costs	(9,215,000)	(7,768,000)
Depletion	(4,689,000)	(4,421,000)
	9,167,000	3,620,000

Income tax expense
Current	3,667,000	1,448,000
Deferred	(3,667,000)	(1,448,000)
-		-

Results of operations
from producing activities	$9,167,000	$3,620,000

GULPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Oil and Gas Reserves (Unaudited)

The following table presents estimated volumes of proven and proven undeveloped oil and gas reserves as of December 31, 2004 and 2003 and changes in proven reserves during the last two years, assuming continuation of economic conditions prevailing at the end of each year. Volumes for oil are stated in thousands of barrels (MBbls) and volumes for gas are stated in millions of cubic feet (MMCF). The weighted average prices at December 31, 2004 used for reserve report purposes are $40.25 and $6.18, adjusted by lease for transportation fees and regional price differentials, fixed price contracts, and for oil and gas reserves, respectively.

Gulfport emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

	2004		2003
	Oil	Gas	Oil	Gas
Proven Reserves
Beginning of the period	19,883	13,525	23,005	18,510
Purchases in oil and gas
reserves in place	-	-	377	555
Revisions of prior reserve
estimates	1,606	9,921	(2,928)	(5,417)
Current production	(584)	(284)	(571)	(123)

End of period	20,905	23,162	19,883	13,525

Proven developed reserves	4,633	4,635	1,790	1,258

Discounted Future Net Cash Flows (Unaudited)

Estimates of future net cash flows from proven oil and gas reserves were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing activities." The following tables present the estimated future cash flows, and changes therein, from Gulfport's proven oil and gas reserves as of December 31, 2004 and 2003, assuming continuation of economic conditions prevailing at the end of each year.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proven Oil and Gas Reserves

GULPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

	Year ended December 31,

	2004	2003

Future cash flows	$1,042,272,000	$715,751,000
Future development costs	(128,689,000)	(128,487,000)
Future production costs	(147,792,000)	(104,677,000)
Future production taxes	(134,506,000)	(81,866,000)
Future income taxes	(123,511,000)	(40,307,000)

Future net cash flows before income taxes	507,774,000	360,414,000
10% discount to reflect timing of cash flows	(206,727,000)	(166,405,000)

Standardized measure of discounted future
net cash flows	$301,047,000	$194,009,000

In order to develop it’s proved undeveloped reserves according to the drilling schedule used by the engineers in Gulfport’s reserve report, the Company will need to spend $9,456,000, $21,268,000 and $15,687,000 during years 2005, 2006 and 2007 respectively.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proven Oil and Gas Reserves

	Year ended December 31,

	2004	2003
Sales and transfers of oil and gas produced,
net of production costs	$(13,856,000)	$(8,041,000)
Net changes in prices and production costs	91,119,000	6,146,000
Acquisition of oil and gas reserves in place,
less related production costs	-	15,340,000
Revisions of previous quantity estimates, less
related production costs	40,042,000	(36,210,000)
Accretion of discount	20,954,000	24,553,000
Net changes in income taxes	(44,965,000)	18,764,000
Other	13,744,000	(37,581,000)

Total change in standardized measure of
discounted future net cash flows	$107,038,000	$(17,029,000)

The standardized measure includes a deduction of $2,410,000 from the P.W. 10% value of the reserves to reflect the cumulative effect of fixed price contracts in place at year-end for future periods as calculated at the time of the reserve report using year-end SEC pricing.

Comparison of Standardized Measure of Discounted Future Net Cash Flows to the Net Carrying Value of Proven Oil and Gas Properties at December 31, 2004 is as follows:

GULPORT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

	2004	2003
Standardized measure of discounted future and net cash flows	$301,047,000	$194,009,000

Proven oil and gas properties	139,366,000	127,991,000
Less accumulated depreciation, depletion, amortization and
impairment reserve	(80,847,000)	(76,158,000)

Net carrying value of proven oil and gas properties	58,519,000	51,833,000

Standardized measure of discounted future net
cash flows in excess of net carrying value of
proven oil and gas properties	$242,528,000	$142,176,000

