Form 10QSB
period 2005-03-31
GULFPORT ENERGY CORP
filed 2005-05-16
CIK 874499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Commission File Number 000-19514

Gulfport Energy Corporation

(Name of small business issuer in its charter)

Delaware	73-1521290
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

14313 North May Avenue, Suite 100

Oklahoma City, Oklahoma 73134

(405) 848-8807

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $0.01 par value	None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

As of May 13, 2005, 31,883,187 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐     No  ☒

GULFPORT ENERGY CORPORATION

FORM 10-QSB QUARTERLY REPORT

GULFPORT ENERGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

March 31, 2005 and 2004

Forming a part of Form 10-QSB Quarterly Report to the

Securities and Exchange Commission

This quarterly report on Form 10-QSB should be read in conjunction with Gulfport Energy Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

GULFPORT ENERGY CORPORATION

BALANCE SHEET

March 31, 2005
(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,826,000
Accounts receivable	2,453,000
Accounts receivable - related party	1,721,000
Prepaid expenses and other current assets	100,000

Total current assets	16,100,000

Property and equipment:
Oil and natural gas properties, full-cost accounting	145,129,000
Other property and equipment	5,744,000
Accumulated depletion, depreciation, amortization	(83,675,000)

Property and equipment, net	67,198,000

Other assets	5,538,000

Total assets	$88,836,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,824,000
Accrued payable - royalty audit	68,000
Asset retirement obligation - current	480,000
Current maturities of long-term debt	427,000

Total current liabilities	4,799,000

Asset retirement obligation - long-term	6,717,000
Long-term debt, excluding current maturities	2,927,000
Redeemable 12% cumulative preferred stock, Series A, $.01 par value, with a redemption and liquidation value of $1,000 per share; 30,000 authorized, 159 issued and outstanding at March 31, 2005	159,000

Total liabilities	14,602,000

Commitments and contingencies
Preferred stock, $.01 par value; 5,000,000 authorized at March 31, 2005, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A	—
Common stockholders’ equity:
Common stock - $.01 par value, 35,000,000 authorized, 31,883,187 issued and outstanding at March 31, 2005	319,000
Paid-in capital	118,826,000
Accumulated deficit	(44,911,000)

Total stockholders’ equity	74,234,000

Total liabilities and stockholders’ equity	$88,836,000

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Gas sales	$441,000	$48,000
Oil and condensate sales	6,366,000	4,347,000
Other income	60,000	1,000

	6,867,000	4,396,000

Costs and expenses:
Operating expenses	2,065,000	1,448,000
Production taxes	805,000	515,000
Depreciation, depletion, and amortization	1,300,000	1,133,000
General and administrative	384,000	686,000
Accretion expense	117,000	73,000

	4,671,000	3,855,000

INCOME FROM OPERATIONS:	2,196,000	541,000

OTHER (INCOME) EXPENSE:
Interest expense	58,000	42,000
Interest expense—preferred stock	272,000	463,000
Interest income	(64,000)	(4,000)

	266,000	501,000

INCOME BEFORE INCOME TAXES	1,930,000	40,000

INCOME TAX EXPENSE (BENEFIT):	—	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,930,000	$40,000

NET INCOME PER COMMON SHARE:
Basic	$0.08	$—

Diluted	$0.07	$—

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount
Balance at December 31, 2003	10,146,566	$101,000	$84,192,000	$(51,145,000)
Net income	—	—	—	40,000

Balance at March 31, 2004	10,146,566	$101,000	$84,192,000	$(51,105,000)

Balance at December 31, 2004	20,146,566	$201,000	$95,737,000	$(46,841,000)
Net income	—	—	—	1,930,000
Issuance of Common Stock	4,000,000	40,000	13,960,000	—
Issuance of Common Stock through Exercise of Warrants	7,736,621	78,000	9,129,000	—

Balance at March 31, 2005	31,883,187	$319,000	$118,826,000	$(44,911,000)

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,930,000	$40,000
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle		—
Accretion of discount	117,000	73,000
Interest expense—preferred stock	272,000	463,000
Depletion, depreciation and amortization	1,300,000	1,133,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,107,000	(979,000)
Increase in accounts receivable—related party	(698,000)	(163,000)
Decrease in prepaid expenses	112,000	108,000
Decrease in accounts payable and accrued liabilities	(285,000)	(122,000)
Settlement of asset retirement obligation	(404,000)	—

Net cash provided by operating activities	3,451,000	553,000

Cash flows from investing activities:
Additions to cash held in escrow	(6,000)	(58,000)
Additions to other property, plant and equipment	(55,000)	(15,000)
Proceeds from sale of oil and gas properties	70,000	—
Additions to oil and gas properties	(5,800,000)	(987,000)
Investment in Tatex Thailand II, LLC	(2,400,000)	—
Expenditures related to oil and gas properties due to hurricane	—	(2,000)

Net cash used in investing activities	(8,191,000)	(1,062,000)

Cash flows from financing activities:
Principal payments on borrowings	(50,000)	(6,000)
Redemption of Series A, Preferred Stock	(14,133,000)	—
Proceeds from issuance of common stock	23,207,000	—

Net cash provided by (used in) financing activities	9,024,000	(6,000)

Net increase (decrease) in cash and cash equivalents	4,284,000	(515,000)
Cash and cash equivalents at beginning of period	7,542,000	1,542,000

Cash and cash equivalents at end of period	$11,826,000	$1,027,000

Supplemental disclosure of cash flow information:
Interest payments	$58,000	$42,000

Supplemental disclosure of non-cash, investing and financing transactions:
Payment of Series A Preferred Stock dividends through the issuance of Series A Preferred Stock	$272,000	$463,000

Asset retirement obligation capitalized	$32,000	$—

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

1.	ACCOUNTS RECEIVABLE – RELATED PARTY

Included in the accompanying March 31, 2005 balance sheet are amounts receivable from entities that have similar controlling interests as those controlling the Company. These receivables represent amounts billed by the Company for general and administrative functions performed by Gulfport’s personnel on behalf of the related party companies during 2004 and 2005. As of March 31, 2005, this receivable amount totaled $1,721,000.

2.	PROPERTY AND EQUIPMENT

The major categories of property and equipment and related accumulated depreciation, depletion and amortization as of March 31, 2005 are as follows:

Oil and gas properties	$145,129,000
Office furniture and fixtures	1,558,000
Building	3,926,000
Land	260,000

Total property and equipment	150,873,000
Accumulated depreciation, depletion, amortization and impairment reserve	(83,675,000)

Property and equipment, net	$67,198,000

Included in oil and gas properties at March 31, 2005 is the cumulative capitalization of $2,696,000 in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

exploration and development activities were charged to expense as they were incurred.

Also included in oil and gas properties at March 31, 2005 are leasehold and producing properties located in Wyoming, North Dakota and Montana which were acquired during the first quarter at a total cost of $449,000.

A reconciliation of the asset retirement obligation for the three months ended March 31, 2005, is as follows:

Asset retirement obligation, December 31, 2004	$7,452,000
Liabilities incurred	32,000
Liabilities settled	(404,000)
Accretion expense	117,000

Asset retirement obligation, March 31, 2005	7,197,000

Less: current portion	480,000

Asset retirement obligation, long-term	$6,717,000

3.	OTHER ASSETS

Other assets consist of the following as of March 31, 2005:

Plugging and abandonment escrow account on the WCBB properties (Note 7)	$2,827,000
Investment in Tatex Thailand II, LLC	2,400,000
Certificates of Deposit securing letter of credit	200,000
Deposits	111,000

$5,538,000

Tatex Thailand II, LLC

During March 2005, the Company purchased a 23.5% ownership interest in Tatex Thailand II, LLC (“Tatex”) at a cost of $2,400,000. The remaining interests in Tatex are owned by entities controlled by Wexford Capital, LLC, an affiliate of Gulfport. Tatex holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering 1.95 million acres. Gulfport accounts for its investments in companies owned in excess of 20% but less than 50% by the equity method.

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

4.	LONG-TERM DEBT

A break down of long-term debt as of March 31, 2005 is as follows:

Building loans	$3,354,000

Less: current maturities of long term debt	(427,000)

Debt reflected as long term	$2,927,000

Building loans include $92,000 related to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company’s Louisiana headquarters. The building is 12,480 square feet with approximately 6,180 square feet of finished office area and 6,300 square feet of warehouse space. This building allows the Company to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

Maturities of long term debt as of March 31, 2005 are as follows:

2006	$427,000
2007	115,000
2008	120,000
2009	96,000
2010	102,000
Thereafter	2,494,000

$3,354,000

5.	REVOLVING LINE OF CREDIT

The Company maintains a line of credit with Bank of Oklahoma, under which the Company may borrow up to $2,300,000. Amounts borrowed under the line bear interest at Chase Manhattan Prime plus 1%, with payments of interest on outstanding balances due monthly. Any principal amounts borrowed under the line will be due on July 1, 2005. As of March 31, 2005, no amounts were outstanding under this line.

On March 11, 2005, Gulfport entered into a three-year secured reducing credit agreement for a $30.0 million revolving credit facility with Bank of America, N.A Borrowings under the revolving credit facility are subject to a borrowing base limitation which is initially set at $18.0 million, subject to adjustment. The credit facility has a term of three years and all principal amounts of revolving loans outstanding under the credit facility, together with all accrued and unpaid interest and fees, will be due and payable on March 11, 2008. The Company’s obligations under the credit facility are collateralized by a lien on substantially all of the Company’s assets. The Company has not yet accessed the credit facility as of the date hereof.

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

6. EARNINGS PER SHARE

A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the table below:

	For the Three Months Ended March 31,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Income attributable to common stock	$1,930,000	25,341,899	$0.08	$40,000	10,146,566	$0.00

Effect of dilutive securities:
Stock options		875,174			216,089

Diluted:
Income attributable to common stock, after assumed dilutions	$1,930,000	26,217,073	$0.07	$40,000	10,362,655	$0.00

Common stock equivalents not included in the calculation of earnings per share for the three months ended March 31, 2004 are 108,625 warrants issued in connection with the Company’s revolving line of credit with Gulfport Funding, which was retired during March 2002. These potential common shares were not considered in the calculation due to their anti-dilutive effect during the periods presented. No such potential common shares existed related to the three months ended March 31, 2005.

7. COMMITMENTS

Plugging and Abandonment Funds

In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the seller’s obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. ChevronTexaco retained a security interest in production from these properties until abandonment obligations to ChevronTexaco have been fulfilled. Beginning in 2007, the Company can access the trust for use in plugging and abandonment charges associated with the property. As of March 31, 2005, the plugging and abandonment trust totaled approximately $2,827,000, including interest received during 2005 of approximately $6,000. The Company has plugged 154 wells at WCBB since it began its plugging program in 1997 which management believes fulfills its minimum plugging obligation through March 31, 2005.

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

8. COMMON STOCK OPTIONS, WARRANTS AND CHANGES IN CAPITALIZATION

Options

During the first quarter of 2005, the Company granted a total of 667,269 options for the purchase of shares of the Company’s common stock. The exercise price per share of these options is $3.36.

Sale of Common Stock

On February 17, 2005, the Company entered into a stock purchase agreement with certain accredited investors providing for the issuance by the Company of an aggregate of 2,000,000 shares of the Company’s common stock at a price of $3.50 per share for gross proceeds to the Company of $7,000,000. On February 22, 2005 the Company entered into another stock purchase agreement with certain other accredited investors providing for the issuance by the Company of an aggregate of 2,000,000 shares of the Company’s common stock at a price of $3.50 per share for gross proceeds to the Company of $7,000,000. The transactions closed effective as of February 18, 2005 and February 23, 2005, respectively. The Company granted certain piggy-back registration rights to the investors. The Company has also filed a registration statement on Form S-3 with respect to the resale of the shares of common stock purchased by the investors in the private placements, which has not yet been declared effective by the Securities and Exchange Commission. No underwriting discounts or commissions were paid in conjunction with the issuances.

Exercise of Warrants and Redemption of Preferred Stock

During the three months ended March 31, 2005, the holders of warrants to purchase 7,736,621 shares of the Company’s common stock exercised their warrants for an exercise price of $1.19 per share resulting in gross proceeds to the Company of $9.2 million. No underwriting discounts or commissions were paid in conjunction with the issuances. Also during the three months ended March 31, 2005, the Company used the proceeds from the exercise of the warrants, along with a portion of the proceeds from the sale of common stock, to redeem 14,133 shares of the 14,292 shares of the Company’s outstanding Series A preferred stock for an aggregate of $14.1 million, including accrued but unpaid dividends. After the sale of the common stock, the exercise of the warrants and the redemption of the preferred stock, Gulfport received net proceeds of $9.1 million.

9. STOCK-BASED COMPENSATION

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

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

If the Company had elected the fair value provisions of SFAS No. 123 and recognized compensation expense over the vesting period based on the fair value of the stock options granted as of their grant date, the Company’s pro forma net income and pro forma net income per share for the three months ended March 31, 2005 and 2004, respectively, would have been as follows:

	Three Months Ended March 31
	2005	2004
Net income available to common stockholders, as reported	$1,930,000	$40,000
Stock-based employee compensation expense	295,000	—

Net income available to common stockholders, pro forma	$1,635,000	$40,000

Net income per share available to common stockholders:
As reported:
Basic	$0.08	$0.00
Diluted	$0.07	$0.00
Pro forma:
Basic	$0.06	$0.00
Diluted	$0.06	$0.00

The fair value of each option grant is estimated for disclosure purposes on the date of grant using the Black-Scholes option-pricing model with the expected lives equal to the vesting period. The weighted average contractual life of the unvested options at March 31, 2005, was 2.32 years. No options were granted during the three months ended March 31, 2004.

A summary of the status of stock options and related activity for the three month periods ended March 31, 2005 and 2004 are presented below:

	Shares	Weighted Average Exercise Price per Share
Options outstanding at December 31, 2003	627,337	$2.00
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—

Options outstanding at March 31, 2004	627,337	$2.00

Options outstanding at December 31, 2004	627,337	$2.00
Granted	667,269	3.36
Exercised	—	—
Forfeited/expired	—	—

Options outstanding at March 31, 2005	1,294,606	$2.70

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

11. ACCOUNTING STANDARDS YET TO BE ADOPTED

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts, included in this Form 10-QSB that address activities, events or developments that Gulfport Energy Corporation, a Delaware corporation (“Gulfport” or the “Company”), expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of Gulfport’s business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by Gulfport in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with Gulfport’s expectations and predictions is subject to a number of risks and uncertainties, general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by Gulfport; competitive actions by other oil and gas companies; changes in laws or regulations; and other factors, many of which are beyond the control of Gulfport. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurances that the actual results or developments anticipated by Gulfport will be realized, or even if realized, that they will have the expected consequences to or effects on Gulfport, its business or operations. We have no intention, and disclaim any obligation, to update or revise any forward looking statements, whether as a result of new information, future results or otherwise.

The following discussion is intended to assist in an understanding of the Company’s financial position as of March 31, 2005 and its results of operations for the three month periods ended March 31, 2005 and 2004. The Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation’s 2004 annual report on Form 10-KSB.

Overview

Gulfport is an independent oil and gas exploration and production company with properties located along the Louisiana Gulf Coast. As of December 31, 2004, the Company had 24.8 MMBOE of proved reserves with a present value of estimated future net reserves, discounted at 10%, of approximately $361.5 million and associated standardized measure of discounted future net cash flows of approximately $301.0 million.

The Company’s operations are concentrated in two fields: West Cote Blanche Bay (“WCBB”) and the Hackberry Fields.

West Cote Blanche Bay

Background

The WCBB field lies approximately five miles off the coast of Louisiana primarily in St. Mary’s Parish in a shallow bay, with water depths averaging eight to ten feet. Currently, Gulfport owns a 100% working interest (79.443% average NRI) and is the operator in the depths above the base of the 13,900 Sand which is located at 11,320 feet. In addition, Gulfport owns a 40.40% non-operated working interest (29.95% NRI) in depths below the base of the 13,900 Sand. ChevronTexaco is the operator below the base of the 13,900 Sand. Gulfport’s leasehold at WCBB covers a portion of Louisiana State Lease 340 and contains 5,668 gross acres. WCBB overlies one of the largest salt dome structures in the Gulf Coast. The field is characterized by a piercement salt dome, which created traps from the Pleistocene through the Miocene. The relative movements affected deposition and created a complex system of fault traps. The compensating fault sets generally trend NW-SE and are intersected by sets having a major radial component. Later-stage movement caused extension over the dome and a large graben system (a downthrown area bounded by normal faults) was formed. There are over 100 distinct sandstone reservoirs recognized throughout most of the field and nearly 200 major and minor discrete intervals have been tested. Within almost 900 wellbores that have been drilled to date in the field, over 4,000 potential zones have been penetrated. The sands are highly porous and permeable reservoirs primarily with a strong water drive.

WCBB is a structurally and stratigraphically complex field. All of the Proved Undeveloped (PUD) locations at WCBB are adjacent to faults and abut at least one fault. Gulfport’s PUD drilling program is designed to penetrate each PUD trap with a new wellbore in a structurally optimum position, usually very close to the fault seal. The majority of these wells have been, and new wells drilled in connection with our drilling program will be, directionally drilled using steering tools and downhole motors. The tolerance for error in getting near the fault is low, so the complex faulting does introduce a risk of crossing the fault before encountering the zone of interest, which could result in part or all of the zone being absent in the borehole. This, in turn, can result in lower than expected or zero reserves for that zone. The new wellbores eliminate the mechanical risk associated with trying to produce the zone from an old existing wellbore, while the wellbore locations are situated so as to more efficiently drain each reservoir. The vast majority of the PUD targets are up-dip offsets to wells which produced from a sub-optimum position within a particular zone. Gulfport’s inventory of prospects includes 135 PUD wells. The drilling schedule used in the reserve report anticipates that all of those wells will be drilled by 2011.

As of March 31, 2005, there have been 887 wells drilled at WCBB, and of these 36 are currently producing, 270 are shut-in and 5 are utilized as salt water disposal wells. The balance of the wells (or 576) have been plugged and abandoned.

For the three months ended March 31, 2005, Gulfport’s net daily production in this field averaged 1,464 barrels of oil.

Recent and Future Activity

During the first quarter of 2005 at West Cote Gulfport recompleted one well and drilled the first two wells of an approximately twenty well drilling program. The Company also began an upgrade of the surface facilities that includes adding a new compressor, saltwater disposal pump, free water knockouts and two production separators. Gulfport also began the work on converting an existing inactive well to a saltwater disposal well.

During the first quarter of 2005 Gulfport completed the 2004 twenty well plugging commitment and plugged an additional five wells for the 2005 commitment.

During the second quarter of 2005 and at the time of this filing the Company Gulfport worked over two wells and recompleted three wells. The Company also continued the approximate twenty well 2005 drilling program and continued the surface facility upgrade.

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

Production

There have been a total of 170 wells drilled on Gulfport’s portion of the field. As of March 31, 2005, seven wells had current daily production, five produced intermittently, 78 were shut-in and four had been converted to salt water disposal wells. The remaining 76 wells have been plugged and abandoned. Total net production per day for both Hackberry fields was 169 barrels of oil for the three months ended March 31, 2005.

Recent and Future Activity

During the first quarter of 2005 Gulfport continued preparation for the upcoming 43 square mile Hackberry 3-D seismic shoot that is estimated to cost $4.5 million. The seismic shoot has been designed to image shallow horizons at depths of approximately 5,000 feet to 7,000 feet and to image steeply dipping targets as deep as 15,000 feet over the Company’s current leasehold position and additional lands Gulfport has under lease option. In early May 2005 the Company began the actual data acquisition phase of the shoot, which is estimated to take approximately sixty days.

In October 2004, Gulfport temporarily shut in its oil wells in the State Lease 50 portion of the East Hackberry field, pending work on the gas line providing natural gas to the field used in lifting operations. Gulfport anticipates restoration of the gas service and oil production from these wells in the immediate future.

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

Production

There have been 36 wells drilled to date on Gulfport’s portion of West Hackberry. as of March 31, 2005, one is producing, 26 are shut-in and one has been converted to a saltwater disposal well. The remaining eight wells have been plugged and abandoned. During the three months ended March 31, 2005, daily net production averaged 17 barrels of oil and a limited amount of gas. Total net production per day for both Hackberry fields was 169 barrels of oil for the three months ended March 31, 2005.

Recent and Future Activity

During the second quarter of 2005 Gulfport plans to reactivate two wells in the West Hackberry Field.

First Quarter Highlights

•	Tatex Thailand II, LLC—During March 2005, the Company purchased a 23.5% ownership interest in Tatex Thailand II, LLC (“Tatex”) at a cost of $2,400,000. Tatex owns a limited liability company interest in APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering 1.95 million acres.

•	Sale of Common Stock—In February 2005, the Company entered into two stock purchase agreements with certain accredited investors providing for the issuance by the Company of an aggregate of 4,000,000 shares of the Company’s common stock at a price of $3.50 per share for gross proceeds to the Company of $14,000,000.

•	Redemption of Preferred Stock—During the three months ended March 31, 2005, the holders of warrants to purchase 7,736,621 shares of the Company’s common stock exercised their warrants for an exercise price of $1.19 per share resulting in gross proceeds to the Company of $9.2 million. Also during the three months ended March 31, 2005, the Company used the proceeds from the exercise of the warrants, along with a portion of the proceeds from the sale of common stock, to redeem 14,133 shares of the 14,292 shares of the Company’s outstanding Series A preferred stock for an aggregate of $14.1 million, including accrued but unpaid dividends. After the sale of the common stock, the exercise of the warrants and the redemption of the preferred stock, Gulfport received net proceeds of $9.1 million.

•	Oil and Gas Property Acquisitions – During the three months ended March 31, 2005 the Company acquired leasehold and producing properties located in Wyoming, North Dakota and Montana at a total cost of $449,000.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2005 and 2004

Gulfport reported net income attributable to common stock of $1,930,000 for the three months ended March 31, 2005, as compared to $40,000 for the three months ended March 31, 2004. This increase in income attributable to common stock was due to an increase in oil and gas prices and an increase in both oil and gas volumes produced and sold.

Oil and Gas Revenues. For the three months ended March 31, 2005, Gulfport reported oil and gas revenues of $6,807,000, a 68% increase from revenues of $4,395,000 during the same period in 2004. This increase in revenues is attributable to a 27% increase in the average oil price received for the three months ended March 31, 2005 of $41.41 as compared to $32.56 for the same period in 2004. In addition, the Company had a 22% increase in barrels of oil equivalents (“BOE’s”) produced to 166 BOE for the three months ended March 31, 2005 as compared to 136 BOE for the same period in 2004. This increase in production was due mainly to the Company’s drilling program commenced in July 2004.

The following table summarizes the Company’s oil and gas production and related pricing for the three months ended March 31, 2005 and 2004:

	Three Months Ended 31-March
	2005	2004
Oil production volumes (MBbls)	154	133
Gas production volumes (Mmcf)	71	15
Average oil price (per Bbl)	$41.41	$32.56
Average gas price (per Mcf)	$6.20	$3.30

Operating Expenses. Lease operating expenses not including production taxes increased to $2,065,000 for the three months ended March 31, 2005 as compared to $1,448,000 for the same period in 2004. This increase was due primarily to an increase in non-capitalized workovers performed during the period.

Production Taxes. Production taxes increased to $805,000 for the three months ended March 31, 2005 as compared to $515,000 for the same period in 2004. This increase was directly related to the increases in oil and gas sale proceeds for the three months ended March 31, 2005 as compared to the same period in 2004.

General and Administrative Expenses. Net general and administrative expenses decreased to $384,000 for the three months ended March 31, 2005 from $686,000 for the same period in 2004. This decrease was due primarily to increased general administrative reimbursements from the Company’s affiliates.

Interest Expense. Ordinary interest expense increased only slightly to $58,000 for the three months ended March 31, 2005 from $42,000 for the same period in 2004.

Interest Expense – Preferred Offering. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Previously, the Series A Preferred Stock had been classified on the balance sheet between total liabilities and equity. As of March 31, 2005, the Company has recorded a liability related to the Series A Preferred Stock of $159,000. As a result of the adoption of SFAS No. 150 in May 2003, the Company has recorded $272,000 of interest expense for the three months ended March 31, 2005 on the outstanding Series A preferred stock that would have previously been classified as a reduction in equity if there had been any for the same period in 2003. The Company intends to redeem the remaining balance of the Series A Preferred Stock during the second quarter of 2005.

Other changes in income for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 were attributable to the following factors:

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased to $1,300,000 for the three months ended March 31, 2005, consisting of $1,226,000 in depletion on oil and gas properties and $74,000 in depreciation of other property and equipment. This compares to total depreciation, depletion and amortization expense of $1,133,000 for the three months ended March 31, 2004. This increase is due primarily to an increase in the Company’s oil and gas assets as a result of the Company’s 2004 drilling program commenced in July 2004 and the resulting increase in production.

Income Taxes. As of March 31, 2005, the Company had a net operating loss carryforward of approximately $99,000,000, in addition to numerous timing differences which gave rise to a deferred tax asset. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management’s opinion, it is more likely than not that some portion will not be realized. At March 31, 2005 a valuation allowance of $41,418,000 has been provided for deferred tax assets. The Company has no income tax expense due to a change in the valuation allowance for deferred income taxes for the three months ended March 31, 2005.

Accretion Expense. Accretion expense increase to $117,000 for the three month period ended March 31, 2005 as compared to $73,000 for the same period in 2004, due to a larger obligation at the beginning of 2005.

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

January – June 2005	1,000 bbls @ day $33.10
July – December 2005	1,000 bbls @ day $39.70

Net cash flow provided by operating activities was $3,484,000 for the three month period ended March 31, 2005, as compared to net cash flow provided by operating activities of $553,000 for the same period in 2004. This increase was a result of (1) our higher revenues during the quarter attributable to higher oil prices and an increased level of production resulting from the Company’s drilling program commenced in July 2004 and (2) increased collections on our accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2005 was $8,224,000 as compared to $1,062,000 used during the same period in 2004. During 2005, Gulfport spent $5,763,000 in additions to oil and gas properties, of which $1,100,000 was spent on the Company’s 2005 drilling program initiated in March 2004, $2,418,000 was spent on the seismic shoot in the East Hackberry field, and $449,000 was spent on two separate acquisitions of oil and gas leasehold and producing properties, with the remainder spent on workover and recompletion activities on existing wells. Of the remaining $2,461,000 net cash used in investing activities, $2,400,000 was used to purchase an investment in Tatex Thailand II, LLC. Gulfport financed its capital expenditures with cash flow provided by operations and proceeds from the sale of common stock.

Net cash provided by financing activities for the three months ended March 31, 2005 was $9,024,000 as compared to $6,000 net cash used in financing activities for the same period in 2004. The $9,024,000 provided by financing activities is attributable to net cash proceeds of approximately $23,207,000 from the issuance of common stock in two private placements and upon the exercise of the outstanding warrants offset by the approximately $14,133,000 used to redeem Gulfport’s outstanding shares of Series A Preferred Stock.

Credit Facilities. The Company has a $2.3 million line of credit with the Bank of Oklahoma. Amounts borrowed under the line bear interest at the prime rate charged from time to time by JPMorgan Chase plus 1%, with payments of interest on outstanding balances due monthly. Originated in June 2002, the Company subsequently extended the maturity date of this credit facility to July 1, 2005. There was no outstanding balance under this credit facility at March 31, 2005.

On March 11, 2005, Gulfport entered into a three-year secured reducing credit agreement for a $30.0 million revolving credit facility with Bank of America, N.A. Borrowings under the revolving credit facility are subject to a borrowing base limitation which is initially set at $18.0 million, subject to adjustment. The credit facility has a term of three years and all principal amounts of revolving loans outstanding under the credit facility, together with all accrued and unpaid interest and fees, will be due and payable on March 11, 2008. The Company’s obligations under the credit facility are collateralized by a lien on substantially all of the Company’s assets. The Company has not yet accessed the credit facility as of the date hereof. The proceeds of the credit extensions under the credit facility will be used for the exploration of oil and gas properties and other capital expenditures, acquisition opportunities, and for general corporate purposes and will enhance Gulfport’s ability to accelerate and expand its drilling operations and more aggressively seek out other investment opportunities.

Issuance of Equity. On February 17, 2005, the Company entered into a stock purchase agreement with certain accredited investors providing for the issuance by the Company of an aggregate of 2,000,000 shares of the Company’s common stock at a price of $3.50 per share for gross proceeds to the Company of $7,000,000. On February 22, 2005 the Company entered into another stock purchase agreement with certain other accredited investors providing for the issuance by the Company of an aggregate of 2,000,000 shares of the Company’s common stock at a price of $3.50 per share for gross proceeds to the Company of $7,000,000. The transactions closed effective as of February 18, 2005 and February 23, 2005, respectively. The Company has filed a registration statement on Form S-3 with respect to the resale of the shares of common stock purchased by the investors in the private placements, but it has not yet been declared effective by the Securities and Exchange Commission. The Company also granted certain piggy-back registration rights to the investors.

On February 23, 2005, the holders of warrants to purchase 7,336,687 shares of the Company’s common stock exercised their warrants for an exercise price of $1.19 per share resulting in gross proceeds to the Company of $8.7 million.

During the first quarter of 2005, the Company used the proceeds from the exercise of the warrants, along with a portion of the proceeds from the sale of common stock, to redeem 14,133 shares of the 14,292 shares of the Company’s outstanding Series A preferred stock for an aggregate of $14.1 million, including accrued but unpaid dividends.

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

Our prospects include 135 proved undeveloped (PUD) wells at WCBB. The drilling schedule used in the reserve report anticipates that all of those wells will be drilled by 2011. During the first quarter of 2005 Gulfport recompleted one well and drilled the first of an approximately twenty well drilling program at West Cote. The Company also began an upgrade on the surface facilities that includes a new compressor, saltwater disposal pump, free water knockouts and two production separators. Gulfport began the work on converting an existing inactive well to a saltwater disposal well.

Late in 2004, Gulfport began the process of shooting 3-D seismic at East Hackberry Field at an estimated total cost of approximately $4.5 million, most of which will be expended in 2005.

During March 2005, the Company purchased a 23.5% ownership interest in Tatex Thailand II, LLC (“Tatex”) at a cost of $2,400,000. The remaining interests in Tatex are owned by Wexford Capital, LLC, an affiliate of Gulfport. Tatex holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering 1.95 million acres.

During the three months ended March 31, 2005, the Company acquired leasehold and producing properties located in Wyoming, North Dakota and Montana at a total cost of $449,000.

Without consideration of any unanticipated acquisitions, we believe that our cash on hand, cash flow from operations and borrowings under our credit facility will be sufficient to fund our capital expenditures for the next twelve months.

COMMITMENTS

Plugging and Abandonment Funds

In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the seller’s obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. ChevronTexaco retained a security interest in production from these properties until these abandonment obligations have been fulfilled. Beginning in 2007, the Company can access the trust for use in plugging and abandonment charges associated with the property. As of March 31, 2005, the plugging and abandonment trust totaled approximately $2,810,000, including interest received during the three months ended March 31, 2005 of approximately $10,000. The Company has plugged 154 wells at WCBB since it began its plugging program in 1997 and is current in its funding and plugging obligations.

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

ITEM 3. CONTROLS AND PROCEDURES

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

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of Gulfport management, including the Chief Executive Officer and the Vice President and Chief Financial Officer, of the effectiveness of the design and operation of Gulfport’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that as of March 31, 2005, Gulfport’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in Gulfport’s internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Gulfport has been named as a defendant in various lawsuits. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations for the periods presented in the financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) On February 17, 2005, the Company entered into a stock purchase agreement with certain accredited investors providing for the issuance by the Company of an aggregate of 2,000,000 shares of the Company’s common stock at a price of $3.50 per share for gross proceeds to the Company of $7,000,000. On February 22, 2005 the Company entered into another stock purchase agreement with certain other accredited investors providing for the issuance by the Company of an aggregate of 2,000,000 shares of the Company’s common stock at a price of $3.50 per share for gross proceeds to the Company of $7,000,000. The transactions closed effective as of February 18, 2005 and February 23, 2005, respectively. These securities were sold in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The Company has filed a registration statement on Form S-3 (the “Shelf Registration Statement”) with respect to the resale of the shares of common stock purchased by the investors in the private placements. The Company also granted certain piggy-back registration rights to the investors. No underwriting discounts or commissions were paid in conjunction with the issuances.

During the three months ended March 31, 2005, the holders of warrants to purchase 7,736,621 shares of the Company’s common stock exercised their warrants for an exercise price of $1.19 per share resulting in gross proceeds to the Company of $9.2 million. The shares of common stock issued upon exercise of the warrants were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid in conjunction with the issuances. Also during the three months ended March 31, 2005, the Company used the proceeds from the exercise of the warrants, along with a portion of the proceeds from the sale of common stock, to redeem 14,133 shares of the 14,292 shares of the Company’s outstanding Series A preferred stock for an aggregate of $14.1 million, including accrued but unpaid dividends. After the sale of the common stock, the exercise of the warrants and the redemption of the preferred stock, Gulfport received net proceeds of $9.1 million. Gulfport redeemed the remaining 159 shares of preferred stock outstanding during the second quarter of 2005.

(b) Not applicable.

(c) Gulfport does not have a share repurchase program, and during the three months ended March 31, 2005, Gulfport had not purchased any shares of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 23, 2005, the board of directors of Gulfport and a majority of the stockholders of record as of January 24, 2005 of the Company approved the 2005 Stock Incentive Plan (the “Plan”) by written consent. The written consent of common stockholders was executed by stockholders holding over 61.2% of the shares of common stock eligible to vote. Plan participants may not exercise any options issued under the Plan until at least 20 days after the mailing of the Information Statement.

ITEM 5. OTHER INFORMATION

(a) None

(b) None

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on December 1, 1997).

Exhibit Number	Description

3.2	Amendment to Certificate of Incorporation changing name of corporation to Gulfport Energy Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004)

3.3	Amendment to Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 250,000,000 (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004).

3.4	Amendment to Certificate of Incorporation to effect a 50 to 1 reverse stock split of the issued and outstanding Common Stock (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004).

3.5	Amendment to Certificate of Incorporation to reduce the number of authorized shares of Common Stock from 250,000,000 to 15,000,000 (incorporated by reference to Exhibit 3.6 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004).

3.6	Amendment to Certificate of Incorporation to increase the number of shares of capital stock from 15,000,000 to 25,000,000 (incorporated by reference to Exhibit A to Information Statement filed by the Company with the SEC on February 20, 2004).

3.7	Certificate of Amendment, dated July 20, 2004, of the Restated Certificate of Incorporation to increase the number of shares of capital stock from 25,000,000 to 40,000,000 (incorporated by reference to Exhibit 3.7 of Amendment No. 1 to Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on February 18, 2005).

3.8	Certificate of Designations, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Cumulative Preferred Stock Series A, dated March 28, 2002 (incorporated by reference to Exhibit 3.8 of Amendment No. 1 to Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on February 18, 2005).

3.9	Certificate of Amendment, dated July 20, 2004, of the Certificate of Designations, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Cumulative Preferred Stock Series A. (incorporated by reference to Exhibit 3.9 of Amendment No. 1 to Form 10-QSB/A File No. 000-19514, filed by the Company with the SEC on February 18, 2005).

3.10	Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on December 1, 1997).

Exhibit Number		Description

4.1		Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

10.1		2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 333-19514, filed by the Company with the SEC on February 18, 2005).

10.2		Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 333-19514, filed by the Company with the SEC on February 18, 2005)

10.3		Form of Stock Option Exercise Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 333-19514, filed by the Company with the SEC on February 18, 2005)

10.4		Registration Rights Agreement, dated as of February 23, 2005, by and among the Company, Southpoint Fund LP, a Delaware limited partnership, Southpoint Qualified Fund LP, a Delaware limited partnership and Southpoint Offshore Operating Fund, LP, a Cayman Islands exempted limited partnership (incorporated by reference to Exhibit 10.7 to Form 10-KSB, File No. 000-19514, filed with the SEC on March 31, 2005).

10.5		Registration Rights Agreement, dated as of February 18, 2005, by and among the Company and Harbert Distressed Investment Master Fund, Ltd., a Cayman Islands exempt company, and Alpha US Sub Fund VI, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.8 to Form 10-KSB, File No. 000-19514, filed with the SEC on March 31, 2005).

10.6		Credit Agreement, dated as of March 11, 2005, by and among the Company, each lender from time to time party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.9 to Form 10-KSB, File No. 000-19514, filed with the SEC on March 31, 2005).

10.7		Stock Purchase Agreement, dates as of February 17, 2005, by and among the Company, Harbert Distressed Investment Master Fund, Ltd and Alpha Sub Fund VI, LLC (incorporated by reference to Exhibit 10.10 to Form 10-KSB, File No. 000-19514, filed with the SEC on March 31, 2005).

10.8		Stock Purchase Agreement, dated as of February 22, 2005, by and among the Company, Southpoint Fund LP, Southpoint Qualified Fund LP and Southpoint Offshore Operating Fund, LP (incorporated by reference to Exhibit 10.11 to Form 10-KSB, File No. 000-19514, filed with the SEC on March 31, 2005)

31.1	*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit Number		Description

32.1	*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFPORT ENERGY CORPORATION
Date: May 16, 2005

/s/ Mike Liddell
Mike Liddell
Chief Executive Officer

/s/ Mike Moore
Mike Moore
Chief Financial Officer