Form 10QSB
period 2005-06-30
GULFPORT ENERGY CORP
filed 2005-08-15
CIK 874499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 8, 2005, 31,935,687 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

GULFPORT ENERGY CORPORATION

FORM 10-QSB QUARTERLY REPORT

GULFPORT ENERGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

June 30, 2005 and 2004

Forming a part of Form 10-QSB Quarterly Report to the

Securities and Exchange Commission

This quarterly report on Form 10-QSB should be read in conjunction with Gulfport Energy Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

GULFPORT ENERGY CORPORATION

BALANCE SHEET

June 30 2005
(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,493,000
Accounts receivable	2,685,000
Accounts receivable - related party	2,081,000
Prepaid expenses and other current assets	494,000

Total current assets	13,753,000

Property and equipment:
Oil and natural gas properties, full-cost accounting	154,768,000
Other property and equipment	5,892,000
Accumulated depletion, depreciation, amortization	(85,126,000)

Property and equipment, net	75,534,000

Other assets	5,568,000

Total assets	$94,855,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,880,000
Accrued payable - royalty audit	68,000
Asset retirement obligation - current	480,000
Current maturities of long-term debt	404,000

Total current liabilities	7,832,000

Asset retirement obligation - long-term	6,866,000
Long-term debt, excluding current maturities	2,899,000
Redeemable 12% cumulative preferred stock, Series A, $.01 par value, with a redemption and liquidation value of $1,000 per share; 30,000 authorized, 14 issued and outstanding at June 30, 2005	14,000

Total liabilities	17,611,000

Commitments and contingencies
Preferred stock, $.01 par value; 5,000,000 authorized at June 30, 2005, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A	—
Common stockholders’ equity:
Common stock - $.01 par value, 35,000,000 authorized, 31,935,687 issued and outstanding at June 30, 2005	319,000
Paid-in capital	118,911,000
Notes receivable for exercise of options	(85,000)
Accumulated deficit	(41,901,000)

Total stockholders’ equity	77,244,000

Total liabilities and stockholders’ equity	$94,855,000

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Gas sales	$683,000	$79,000	$1,125,000	$127,000
Oil and condensate sales	7,133,000	4,473,000	13,499,000	8,820,000
Other income	37,000	25,000	96,000	25,000

	7,853,000	4,577,000	14,720,000	8,972,000

Costs and expenses:
Operating expenses	1,961,000	1,474,000	4,027,000	2,922,000
Production taxes	1,029,000	528,000	1,834,000	1,043,000
Depreciation, depletion, and amortization	1,452,000	1,154,000	2,752,000	2,287,000
General and administrative	311,000	574,000	695,000	1,259,000
Accretion expense	117,000	74,000	233,000	148,000

	4,870,000	3,804,000	9,541,000	7,659,000

INCOME FROM OPERATIONS:	2,983,000	773,000	5,179,000	1,313,000

OTHER (INCOME) EXPENSE:
Interest expense	63,000	32,000	121,000	73,000
Interest expense - preferred stock	—	470,000	272,000	933,000
Interest income	(90,000)	(4,000)	(154,000)	(8,000)

	(27,000)	498,000	239,000	998,000

INCOME BEFORE INCOME TAXES	3,010,000	275,000	4,940,000	315,000

INCOME TAX EXPENSE (BENEFIT):	—	—	—	—

NET INCOME	$3,010,000	$275,000	$4,940,000	$315,000

NET INCOME PER COMMON SHARE:

Basic	$0.09	$0.03	$0.17	$0.03

Diluted	$0.09	$0.03	$0.17	$0.03

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Notes Receivable for Exercise of Options	Accumulated Deficit
	Shares	Amount
Balance at December 31, 2003	10,146,566	$101,000	$84,192,000	—	$(51,145,000)
Net income	—	—	—	—	315,000

Balance at June 30, 2004	10,146,566	$101,000	$84,192,000	$—	$(50,830,000)

Balance at December 31, 2004	20,146,566	$201,000	$95,737,000	—	$(46,841,000)
Net income	—	—	—	—	4,940,000
Issuance of Common Stock	4,000,000	40,000	13,960,000	—	—
Issuance of Common Stock through Exercise of Warrants	7,736,621	78,000	9,129,000	—	—
Issuance of Common Stock through Exercise of Options	52,500	—	85,000	(85,000)	—

Balance at June 30, 2005	31,935,687	$319,000	$118,911,000	$(85,000)	$(41,901,000)

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,940,000	$315,000
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount - Asset Retirement Obligation	233,000	148,000
Interest expense - preferred stock	272,000	933,000
Depletion, depreciation and amortization	2,752,000	2,287,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	875,000	(367,000)
(Increase) in accounts receivable - related party	(1,058,000)	(138,000)
(Increase) decrease in prepaid expenses	(282,000)	3,000
Increase (decrease) in accounts payable and accrued liabilities	2,771,000	(1,111,000)
Settlement of asset retirement obligation	(404,000)	—

Net cash provided by operating activities	10,099,000	2,070,000

Cash flows from investing activities:
(Additions) to cash held in escrow	(16,000)	(61,000)
(Additions) to other property, plant and equipment	(203,000)	(3,733,000)
(Additions) to oil and gas properties	(15,407,000)	(3,084,000)
Proceeds from sale of oil and gas properties	70,000	—
Investment in Tatex Thailand II, LLC	(2,420,000)	—
Expenditures related to oil and gas properties due to hurricane	—	(32,000)

Net cash used in investing activities	(17,976,000)	(6,910,000)

Cash flows from financing activities:
Principal payments on borrowings	(101,000)	(12,000)
Borrowings on note payable - related party	—	500,000
Borrowings on note payable	—	3,389,000
Redemption of Series A, Preferred Stock	(14,278,000)	—
Proceeds from issuance of common stock	23,207,000	—

Net cash provided by financing activities	8,828,000	3,877,000

Net increase (decrease) in cash and cash equivalents	951,000	(963,000)

Cash and cash equivalents at beginning of period	7,542,000	1,542,000

Cash and cash equivalents at end of period	$8,493,000	$579,000

Supplemental disclosure of cash flow information:
Interest payments	$121,000	$73,000

Supplemental disclosure of non-cash transactions:
Payment of Series A Preferred Stock dividends through issuance of Series A Preferred Stock	$272,000	$933,000

Asset retirement obligation capitalized	$65,000	$—

Notes receivable for exercise of options	$85,000	$—

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

These financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company’s most recent annual report on Form 10-KSB. Results for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results expected for the full year.

1. ACCOUNTS RECEIVABLE – RELATED PARTY

Included in the accompanying June 30, 2005 balance sheet are amounts receivable from entities that have similar controlling interests as those controlling the Company. These receivables represent amounts billed by the Company for general and administrative functions performed by Gulfport’s personnel on behalf of the related party companies during 2004 and 2005. As of June 30, 2005, this receivable amount totaled $2,081,000.

Effective April 1, 2005, the Company entered into an administrative services agreement with Bronco Drilling Company, Inc. Under this agreement, the Company’s services for Bronco include accounting, human resources, legal and technical support. In return for the services rendered by the Company, Bronco pays the Company an annual fee of approximately $414,000 payable in equal monthly installments during the term of the agreement. In addition, Bronco will continue to lease approximately 1,100 square feet of office space from the Company. Bronco will pay the Company annual rent of approximately $20,900 payable in equal monthly installments. The services being provided to Bronco and the fees for such services can be amended by mutual agreement of the parties. The administrative services agreement has a three-year term, and upon expiration of that term the agreement will continue on a month-to-month basis until cancelled by either party with at least 30 days prior written notice. The administrative services agreement is terminable (1) by Bronco at any time with at least 30 days prior written notice to the Company and (2) by either party if the other party is in material breach and such breach has not been cured within 30 days of receipt of written notice of such breach. Previously the Company was reimbursed under an informal agreement.

2. PROPERTY AND EQUIPMENT

The major categories of property and equipment and related accumulated depreciation, depletion and amortization as of June 30, 2005 are as follows:

Oil and gas properties	$154,768,000
Office furniture and fixtures	1,706,000
Building	3,926,000
Land	260,000

Total property and equipment	160,660,000

Accumulated depreciation, depletion, amortization and impairment reserve	(85,126,000)

Property and equipment, net	$75,534,000

Included in oil and gas properties at June 30, 2005 is the cumulative capitalization of $2,766,000 in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred.

Also included in oil and gas properties at June 30, 2005 are leasehold and producing properties located in Wyoming, North Dakota and Montana which were acquired during the the first six months of 2005 at a total cost of $842,000.

A reconciliation of the asset retirement obligation for the six months ended June 30, 2005, is as follows:

Asset retirement obligation, December 31, 2004	$7,452,000
Liabilities incurred	65,000
Liabilities settled	(404,000)
Accretion expense	233,000

Asset retirement obligation, June 30, 2005	7,346,000

Less: current portion	480,000

Asset retirement obligation, long-term	$6,866,000

3. OTHER ASSETS

Other assets consist of the following as of June 30, 2005:

Plugging and abandonment escrow account on the WCBB properties (Note 7)	$2,837,000
Investment in Tatex Thailand II, LLC	2,420,000
Certificates of Deposit securing letter of credit	200,000
Deposits	111,000

$5,568,000

Tatex Thailand II, LLC

During March 2005, the Company purchased a 23.5% ownership interest in Tatex Thailand II, LLC (“Tatex”) at a cost of $2,400,000. The remaining interests in Tatex are owned by other entities controlled by Wexford Capital LLC, an affiliate of Gulfport. Tatex holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering 1.95 million acres. During the three months ended June 30, 2005, Gulfport paid $20,000 in cash calls, bringing its total investment in Tatex to $2,420,000. Gulfport accounts for its investments in companies owned in excess of 20% but less than 50% by the equity method.

4. LONG-TERM DEBT

A break down of long-term debt as of June 30, 2005 is as follows:

Building loans	$3,303,000
Less: current maturities of long term debt	(404,000)

Debt reflected as long term	$2,899,000

Building loans include $84,000 related to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company’s Louisiana headquarters. The building is 12,480 square feet with approximately 6,180 square feet of

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

finished office area and 6,300 square feet of warehouse space. This building allows the Company to provide office space for Louisiana personnel, have access to meeting space close to the fields and to maintain a corporate presence in Louisiana.

Maturities of long term debt as of June 30, 2005 are as follows:

2006	$404,000
2007	117,000
2008	113,000
2009	97,000
2010	104,000
Thereafter	2,468,000

$3,303,000

5. REVOLVING LINE OF CREDIT

The Company maintained a line of credit with Bank of Oklahoma, under which the Company could borrow up to $2,300,000. Amounts borrowed under the line bore interest at JP Morgan Chase Prime plus 1%, with payments of interest on outstanding balances due monthly. Any principal amounts borrowed under the line were due on July 1, 2005. As of June 30, 2005, no amounts were outstanding under this line. This line of credit expired under its own terms on July 1, 2005.

On March 11, 2005, Gulfport entered into a three-year secured reducing credit agreement providing for a $30.0 million revolving credit facility with Bank of America, N.A.. Borrowings under the revolving credit facility are subject to a borrowing base limitation which is initially set at $18.0 million, subject to adjustment. The credit facility has a term of three years and all principal amounts of revolving loans outstanding under the credit facility, together with all accrued and unpaid interest and fees, will be due and payable on March 11, 2008. The Company’s obligations under the credit facility are collateralized by a lien on substantially all of the Company’s assets. The Company has not yet accessed the credit facility. The Company expects to use the proceeds of any borrowings under the credit facility for the exploration of oil and gas properties and other capital expenditures, acquisition opportunities, and for general corporate purposes. Gulfport believes this facility will enhance its ability to accelerate and expand its drilling operations and more aggressively seek out other investment opportunities.

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

6. EARNINGS PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	For the Three Months Ended June 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Income attributable to common stock	$3,010,000	31,911,489	$0.09	$275,000	10,146,566	$0.03

Effect of dilutive securities:
Stock options	—	1,119,719		—	181,719

Diluted:
Income attributable to common stock, after assumed dilutions	$3,010,000	33,031,208	$0.09	$275,000	10,328,285	$0.03

	For the Six Months Ended June 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Income attributable to common stock	$4,940,000	28,644,842	$0.17	$315,000	10,146,566	$0.03

Effect of dilutive securities:
Stock options	—	1,014,990		—	199,597

Diluted:
Income attributable to common stock, after assumed dilutions	$4,940,000	29,659,832	$0.17	$315,000	10,346,163	$0.03

Common stock equivalents not included in the calculation of earnings per share for the three month and six month periods ended June 30, 2004 are 2,322,893 warrants issued in connection with the Company’s Private Placement Offering which took place during March 2002. Also not included in the calculation of earnings per share for the three month and six month periods ended June 30, 2004 are 108,625 warrants issued in connection with the Company’s revolving line of credit with Gulfport Funding, which was retired during March 2002. These potential common shares were not considered in the calculation due to their anti-dilutive effect during the periods presented. No such potential common shares existed related to the three month or six month periods ended June 30, 2005.

7. COMMITMENTS

Plugging and Abandonment Funds

In connection with the acquisition of the remaining 50% interest in the West Cote Blanche Bay (“WCBB”) properties, the Company assumed the seller’s obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. ChevronTexaco retained a security interest in production from these properties until abandonment obligations to ChevronTexaco have been fulfilled. Beginning in 2007, the Company can access the

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

trust for use in plugging and abandonment charges associated with the property. As of June 30, 2005, the plugging and abandonment trust totaled approximately $2,837,000, including interest received during 2005 of approximately $21,000. The Company has plugged 154 wells at WCBB since it began its plugging program in 1997 which management believes fulfills its minimum plugging obligation through March 31, 2005.

8. COMMON STOCK OPTIONS, WARRANTS AND CHANGES IN CAPITALIZATION

Options

During the first quarter of 2005, the Company granted a total of 677,269 options for the purchase of shares of the Company’s common stock. The exercise price per share of these options is $3.36. No options were granted during the second quarter of 2005. During the second quarter of 2005, several non-executive employees of the Company exercised stock options by signing full recourse notes receivable for the exercise price of those options. The notes bear interest at an annual rate of 6%. All principal amounts along with related accrued interest are due and payable on September 30, 2005.

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

Exercise of Warrants and Redemption of Preferred Stock

During the first quarter of 2005, the holders of warrants to purchase 7,736,621 shares of the Company’s common stock exercised their warrants for an exercise price of $1.19 per share resulting in gross proceeds to the Company of $9.2 million. No underwriting discounts or commissions were paid in conjunction with the issuances. Also during the first quarter of 2005, the Company used the proceeds from the exercise of the warrants, along with a portion of the proceeds from the sale of common stock, to redeem 14,133 shares of the 14,292 shares of the Company’s outstanding Series A preferred stock for an aggregate of $14.1 million, including accrued but unpaid dividends. After the sale of the common stock, the exercise of the warrants and the redemption of the preferred stock, Gulfport received net proceeds of $9.1 million. An additional 145 shares of Series A preferred stock were redeemed during the second quarter of 2005 at a cost of $145,000.

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

If the Company had elected the fair value provisions of SFAS No. 123 and recognized compensation expense over the vesting period based on the fair value of the stock options granted as of their grant date, the Company’s pro forma net income and pro forma net income per share for the three month and six month periods ended June 30, 2005 and 2004, respectively, would have been as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income available to common stockholders, as reported	$3,010,000	$275,000	$4,940,000	$315,000

Stock-based employee compensation expense	56,000	—	351,000	—

Net income available to common stockholders, pro forma	$2,954,000	$275,000	$4,589,000	$315,000

Net income per share available to common stockholders:
As reported:
Basic	$0.09	$0.03	$0.17	$0.03
Diluted	$0.09	$0.03	$0.17	$0.03
Pro forma:
Basic	$0.09	$0.03	$0.16	$0.03
Diluted	$0.09	$0.03	$0.15	$0.03

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

The fair value of each option grant is estimated for disclosure purposes on the date of grant using the Black-Scholes option-pricing model with the expected lives equal to the vesting period. The weighted average contractual life of the unvested options at June 30, 2005, was 2.10 years. No options were granted during the three month or six month periods ended June 30, 2004 or the three month period ended June 30, 2005.

A summary of the status of stock options and related activity for the six month periods ended June 30, 2005 and 2004 are presented below:

	Shares	Weighted Average Exercise Price per Share
Options outstanding at December 31, 2003	627,337	$2.00
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—

Options outstanding at June 30, 2004	627,337	$2.00

Options outstanding at December 31, 2004	627,337	$2.00
Granted	677,269	3.36
Exercised	(52,500)	(2.00)
Forfeited/expired	—	—

Options outstanding at June 30, 2005	1,252,106	$2.74

10. ACCOUNTING STANDARDS YET TO BE ADOPTED

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

The following discussion is intended to assist in an understanding of the Company’s financial position as of June 30, 2005 and its results of operations for the three and six month periods ended June 30, 2005 and 2004. The Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Gulfport Energy Corporation’s 2004 annual report on Form 10-KSB.

Overview

The Company is an independent oil and gas exploration and production company with properties located along the Louisiana Gulf Coast. The Company seeks to achieve revenue growth and increase cash flow by undertaking various drilling programs each year.

The Company’s operations are concentrated in two fields: West Cote Blanche Bay (“WCBB”) and the East and West Hackberry Fields. The WCBB field lies approximately five miles off the coast of Louisiana primarily in St. Mary’s Parish in a shallow bay, with water depths averaging eight to ten feet. Currently, Gulfport owns a 100% working interest (79.443% average NRI) and is the operator in the depths above the base of the 13,900 Sand which is located at 11,320 feet. In addition, Gulfport owns a 40.40% non-operated working interest (29.95% NRI) in depths below the base of the 13,900 Sand. ChevronTexaco is the operator below the base of the 13,900 Sand. Gulfport’s leasehold at WCBB covers a portion of Louisiana State Lease 340 and contains 5,668 gross acres.

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

Recent Highlights

The following are recent highlights which have impacted our results of operations for the six months ended June 30, 2005:

•	Production increased 28% to 350,014 barrel of oil equivalents (“BOE”) for the six months ended June 30, 2005 from 273,112 BOE for the same period in 2004

•	Revenues increased 63% to $14,624,000 for the six months ended June 30, 2005 from $8,947,000 for the same period in 2004.

•	Net income increased to $4,940,000 for the six months ended June 30, 2005 from $315,000 for the same period in 2004.

•	Redemption of Preferred Stock—During the six months ended June 30, 2005, the Company used the proceeds from the warrants exercised during the first quarter 2005, along with a portion of the proceeds from the sale of common stock in February 2005, to redeem 14,278 shares of the Company’s outstanding Series A preferred stock for an aggregate of $14,300,000, including accrued but unpaid dividends.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2005 and 2004

Gulfport reported net income of $3,010,000 for the three months ended June 30, 2005, as compared to $275,000 for the three months ended June 30, 2004. This increase in net income was due to an increase in oil and gas prices and an increase in both oil and gas volumes produced and sold.

Oil and Gas Revenues. For the three months ended June 30, 2005, Gulfport reported oil and gas revenues of $7,816,000, a 72% increase from revenues of $4,552,000 during the same period in 2004. This increase in revenues is attributable to a 29% increase in the average oil price received for the three months ended June 30, 2005 of $43.38 from $33.68 for the same period in 2004. In addition, the Company had a 24% increase in barrels of oil equivalents (“BOE’s”) produced to 185 MBOE for the three months ended June 30, 2005 as compared to 137 MBOE for the same period in 2004. This increase in production was primarily the result of the Company’s 2004 drilling program commenced in July 2004 and, to a lesser extent the initial results of the Company’s 2005 drilling program commenced in March 2005.

The following table summarizes the Company’s oil and gas production and related pricing for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30
	2005	2004
Oil production volumes (MBbls)	164	133
Gas production volumes (Mmcf)	126	26
Average oil price (per Bbl)	$43.38	$33.68
Average gas price (per Mcf)	$5.42	$5.77

Operating Expenses. Lease operating expenses not including production taxes increased $487,000 to $1,961,000 for the three months ended June 30, 2005 from $1,474,000 for the same period in 2004. This increase was due primarily to an increase in non-capitalized workovers performed during the period.

Production Taxes. Production taxes increased $501,000 to $1,029,000 for the three months ended June 30, 2005 from $528,000 for the same period in 2004. This increase was directly related to the increases in oil and gas sale proceeds during the three months ended June 30, 2005 as compared to the same period in 2004.

General and Administrative Expenses. Net general and administrative expenses decreased $263,000 to $311,000 for the three months ended June 30, 2005 from $574,000 for the same period in 2004. This decrease was due primarily to increased general administrative reimbursements from the Company’s affiliates.

Interest Expense. Ordinary interest expense increased $31,000 to $63,000 for the three months ended June 30, 2005 from $32,000 for the same period in 2004 due to an increase in average debt outstanding resulting from two loans, with an aggregate original principal amount of $3,389,000 used to fund the purchase of the Company’s headquarters building in Oklahoma City, Oklahoma during late June 2004.

Interest Expense – Preferred Offering. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Previously, the Series A preferred stock had been classified on the balance sheet between total liabilities and equity. As of June 30, 2005, the Company has recorded a liability related to the Series A preferred stock of $14,000. The Company redeemed 145 of the 159 previously outstanding shares of the Series A preferred stock during June 2005.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased to $1,452,000 for the three months ended June 30, 2005, and consisted of $1,375,000 in depletion on oil and gas properties and $77,000 in depreciation of other property and equipment. This compares to total depreciation, depletion and amortization expense of $1,154,000 for the three months ended June 30, 2004. This increase is due primarily to an increase in the Company’s oil and gas assets as a result of the Company’s 2004 drilling program commenced in July 2004 and the Company’s 2005 drilling program commenced in March 2005 and the resulting increase in production.

Income Taxes. As of June 30, 2005, the Company had a net operating loss carryforward of approximately $99,000,000 in addition to numerous temporary differences which gave rise to a deferred tax asset. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for the Company’s deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At June 30, 2005, a valuation allowance of $41,418,000 has been provided for deferred tax assets. The Company has no income tax expense due to a change in the valuation allowance for deferred income taxes for the three months ended June 30, 2005.

Accretion Expense. Accretion expense increased $43,000 to $117,000 for the three month period ended June 30, 2005 from $74,000 for the same period in 2004, due to a larger obligation at the beginning of 2005 as compared to the beginning of 2004, resulting from the addition of future abandonment obligations related to wells drilled during 2004.

Comparison of the Six Months Ended June 30, 2005 and 2004

Gulfport reported net income of $4,940,000 for the six months ended June 30, 2005, as compared to $315,000 for the six months ended June 30, 2004. This increase in net income was due to an increase in oil and gas prices and an increase in both oil and gas volumes produced and sold.

Oil and Gas Revenues. For the six months ended June 30, 2005, Gulfport reported oil and gas revenues of $14,624,000, a 63% increase from revenues of $8,947,000 during the same period in 2004. This increase in revenues is attributable to a 28% increase in the average oil price received to $42.42 for the six months ended June 30, 2005 from $33.12 for the same period in 2004. In addition, the Company had a 19% increase in barrels of oil equivalents (“BOE’s”) produced to 350 MBOE for the six months ended June 30, 2005 from 273 MBOE for the same period in 2004. This increase in production was primarily the result of the Company’s 2004 drilling program commenced in July 2004 and to a lesser extent, the initial results of the Company’s 2005 drilling program commenced in March 2005.

The following table summarizes the Company’s oil and gas production and related pricing for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30
	2005	2004
Oil production volumes (MBbls)	318	266
Gas production volumes (Mmcf)	191	41
Average oil price (per Bbl)	$42.42	$33.12
Average gas price (per Mcf)	$5.90	$5.77

Operating Expenses. Lease operating expenses not including production taxes increased $1,105,000 to $4,027,000 for the six months ended June 30, 2005 from $2,922,000 for the same period in 2004. This increase was due primarily to an increase in non-capitalized workovers performed during the period.

Production Taxes. Production taxes increased $791,000 to $1,834,000 for the six months ended June 30, 2005 from $1,043,000 for the same period in 2004. This increase was directly related to the increases in oil and gas sale proceeds for the six months ended June 30, 2005 as compared to the same period in 2004.

General and Administrative Expenses. Net general and administrative expenses decreased $564,000 to $695,000 for the six months ended June 30, 2005 from $1,259,000 for the same period in 2004. This decrease was due primarily to increased general administrative reimbursements from the Company’s affiliates.

Interest Expense. Ordinary interest expense increased $48,000 to $121,000 for the six months ended June 30, 2005 from $73,000 for the same period in 2004 due to an increase in average debt outstanding resulting from two loans with an aggregate original principal amount of $3,389,000 used to fund the purchase of the headquarters building in Oklahoma City, Oklahoma during late June 2004.

Interest Expense – Preferred Offering. As of June 30, 2005, the Company has recorded a liability related to the Series A Preferred Stock of $14,000. As a result of the adoption of SFAS No. 150 in May 2003, the Company has recorded $272,000 of interest expense for the six months ended June 30, 2005 on the outstanding Series A preferred stock that would have previously been classified as a reduction in equity if there had been any for the same period in 2004. The Company redeemed 14,278 shares of the 14,292 shares of the Company’s outstanding shares of the Series A preferred stock during the six months ended June 30, 2005.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased to $2,752,000 for the six months ended June 30, 2005, and consisted of $2,601,000 in depletion on oil and gas properties and $151,000 in depreciation of other property and equipment. This compares to total depreciation, depletion and amortization expense of $2,287,000 for the six months ended June 30, 2004. This increase is due primarily to an increase in the Company’s oil and gas assets as a result of the Company’s 2004 drilling program commenced in July 2004 and the Company’s 2005 drilling program commenced in March 2005 and the resulting increase in production.

Income Taxes. As of June 30, 2005, the Company had a net operating loss carryforward of approximately $99,000,000 in addition to numerous temporary differences which gave rise to a deferred tax asset. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for the Company’s deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At June 30, 2005, a valuation allowance of $41,418,000 has been provided for deferred tax assets. The Company has no income tax expense due to a change in the valuation allowance for deferred income taxes for the six months ended June 30, 2005.

Accretion Expense. Accretion expense increased $85,000 to $233,000 for the six month period ended June 30, 2005 from $148,000 for the same period in 2004, due to a larger obligation at the beginning of 2005 as compared to the beginning of 2004, resulting from the addition of future abandonment obligations related to wells drilled during 2004.

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

January – June 2005	1,000 bbls per day @ $33.10 per barrel

July – December 2005	1,000 bbls per day @ $39.70 per barrel

September 2005 – December 2005	15,000 bbls per month @ $63.80 per barrel

January 2006 - December 2006	45,000 bbls per month @ $64.05 per barrel

Net cash flow provided by operating activities was $10,099,000 for the six month period ended June 30, 2005, as compared to net cash flow provided by operating activities of $2,070,000 for the same period in 2004. This increase was a result of our higher revenues during the six month period ended June 30, 2005 attributable to higher oil prices and an increased level of production resulting from our drilling program commenced in July 2004 and our 2005 drilling program commenced in March 2005, lower interest on our Series A Preferred Stock, increased collections on our accounts receivable, and increase in accounts payable.

Net cash used in investing activities for the six months ended June 30, 2005 was $17,976,000 as compared to $6,910,000 used during the same period in 2004. During 2005, we spent $15,407,000 in additions to oil and gas properties, of which $6,905,000 was spent on our 2005 drilling program initiated in March 2005, $3,362,000 was spent on the seismic shoot in the East Hackberry field with the remainder made up of capitalized general and administrative expenses, expenses remaining on the Company’s 2004 drilling program and capitalized workover and recompletion activities on existing wells. In addition, during March 2005, we purchased a 23.5% ownership interest in Tatex Thailand II, LLC (“Tatex”) at a cost of $2,400,000. We financed these capital expenditures with cash flow provided by operations and a portion of the proceeds from the sale of common stock in February 2005 and exercise of warrants.

Net cash provided by financing activities for the six months ended June 30, 2005 was $8,828,000 as compared to $3,877,000 net cash provided by financing activities for the same period in 2004. The amount provided by financing activities is attributable to net cash proceeds of approximately $23,207,000 from the issuance of common stock in two private placements and upon the exercise of the outstanding warrants offset by the approximately $14,278,000 used to redeem 14,278 shares of the 14,292 outstanding shares of Series A preferred stock.

Credit Facilities.

On March 11, 2005, Gulfport entered into a three-year secured reducing credit agreement providing for a $30.0 million revolving credit facility with Bank of America, N.A. Borrowings under the revolving credit facility are subject to a borrowing base limitation which is initially set at $18.0 million, subject to adjustment. The credit facility has a term of three years and all principal amounts of revolving loans outstanding under the credit facility, together with all accrued and unpaid interest and fees, will be due and payable on March 11, 2008. The Company’s obligations under the credit facility are collateralized by a lien on substantially all of the Company’s assets. The Company has not yet accessed the credit facility as of the date hereof. We expect to use the proceeds of any borrowings under the credit facility for the exploration of oil and gas properties and other capital expenditures, acquisition opportunities, and for general corporate purposes. The Company expects to use the proceeds of any borrowings under the credit facility for the exploration of oil and gas properties and other capital expenditures, acquisition opportunities, and for general corporate purposes. Gulfport believes this facility will enhance its ability to accelerate and expand its drilling operations and more aggressively seek out other investment opportunities.

The Company has three loans associated with two of its buildings. One loan was for $99,000 related to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company’s Louisiana headquarters. This loan matures in February of 2008 and bears interest at the rate of 5.75%. In addition, in June 2004 the Company purchased the office building it occupies in Oklahoma City, Oklahoma for $3,700,000. The two loans associated with this building, in an aggregate original principal amount of $3,389,000 mature in March of 2006 and June of 2011 and bear interest at the rate of 6% and 6.5%, respectively. All building loans require monthly interest and principal payments and are collateralized by the respective land and buildings.

Issuance of Equity. In the first quarter 2005, the holders of warrants to purchase 7,736,621 shares of the Company’s common stock exercised their warrants for an exercise price of $1.19 per share resulting in gross proceeds to the Company of $9,200,000. During the second quarter of 2005, the Company used the proceeds from the exercise of the warrants, along with a portion of the proceeds from the sale of common stock in February 2005, to redeem 145 shares of the Company’s outstanding Series A preferred stock for an aggregate of $145,000, including accrued but unpaid dividends.

Capital Expenditures. The primary capital commitments of the Company over the past several years have been the capital requirements needed to continue developing the Company’s proved reserves and obligations under our credit facilities and outstanding Series A preferred stock. At June 30, 2005, there were 14 remaining shares of Series A preferred stock outstanding.

Gulfport’s strategy is to continue to increase cash flows generated by its properties by undertaking new drilling, workover, sidetrack and recompletion projects to exploit reserves and explore other acquisition opportunities. Gulfport has upgraded its infrastructure by enhancing its existing facilities to increase operating efficiencies, increase volume capacities and lower lease operating expenses. Additionally, Gulfport completed the reprocessing of 3-D seismic data in its principal property, WCBB. The reprocessed data will continue to enable its geophysicists to generate new prospects and enhance existing prospects in the intermediate zones in the field, thus creating a portfolio of new drilling opportunities.

In Gulfport’s December 31, 2004 reserve report, 78% of its net reserves were categorized as proved undeveloped. The Company’s proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved developed reserves, or both. To realize reserves and increase production, we must continue our exploratory drilling, undertake other replacement activities or utilize third parties to accomplish those activities.

Gulfport commenced its 2005 drilling program at the West Cote Blanche Bay Field (“WCBB”) in St. Mary Parish, Louisiana during March 2005 with the anticipation of drilling approximately 20 WCBB wells. The Company now plans on continuing this drilling program in the WCBB field. The wells to be drilled will primarily target proved undeveloped reserve locations. Gulfport intends to also explore for possible and probable reservoirs by going deeper and directionally guiding the bit for untapped fault blocks. Completed well costs for the WCBB wells are currently approximately $150 per foot. Current net production at WCBB as of August 14, 2005 is over 2,768 barrels of oil and 1,922 Mcf of gas per day. Gulfport has drilled nine wells since March 5, 2005. Gulfport spudded its tenth well on August 10, 2005. Of the nine wells drilled, five are producing, two are waiting on completion, one is shut in and one was unsuccessful. The unsuccessful well was a shallow exploratory well that allowed the Company to satisfy requirements to maintain undeveloped acreage within State Lease 340 WCBB. As of August 14, 2005, the five new wells are producing net 638 barrels of oil and 1,901 Mcf of gas per day. Gulfport has completed seven recompletion/workovers this year at an average cost of $110,000. As of August 14, 2005 six of these recompleted/workover wells are producing a net aggregate of 809 barrels of oil and 871 Mcf of gas per day and one well is shut in. Two more recompletions are planned for the month of August.

In Gulfport’s East Hackberry Field located in Cameron Parish, Louisiana, the Company has completed the acquisition phase of the Hackberry proprietary three-dimensional (3-D) seismic survey. The seismic survey covers 42 square miles in and around Gulfport’s East Hackberry field. Gulfport completed the seismic data acquisition phase during the second quarter of 2005 and expects to have the final processed seismic data during the third quarter of 2005. During the quarter ended June 30, 2005, the Company spent $3,362,000 on this shoot for a total cost to date of $4,924,607. The Company’s outside engineers, Netherland, Sewell & Associates, Inc. (NSA) had previously assigned 2 MMBO and 2.8 BCFG (net) to the proved undeveloped reserve category in the East Hackberry field. Since this portion of the East Hackberry dome has never been included in a 3-D seismic survey, the Company believes the shoot will aid in the development of its proved undeveloped reserves as well as allow the identification and exploitation of new accumulations and is expected to allow Gulfport to maximize efficiency in drilling wells to both shallow and deep targets in the field. In addition, the 3D seismic data is expected to allow the Company to drill existing proved undeveloped reserves and drill deeper in the same borehole to encounter new previously unknown fault blocks. This is expected to result in more reserve adds with less cost due to less boreholes required to capture those reserves. The drilling program in East Hackberry is expected to commence during the first quarter of 2006. Current net production at Hackberry is over 282 barrels of oil and 91 Mcf of gas per day. Gulfport completed two workovers in the field that added 45 net barrels of oil per day and reactivated State Lease 50 which is producing 35 net barrels of oil per day. One more workover is planned for State Lease 50 in the month of August.

Over the next two years, the Company currently anticipates capital expenditures of approximately $63,500,000 including the capital expenditures needed to complete the 2005 drilling program. Gulfport intends to fund this activity with the remaining net proceeds from the sale of common stock in February 2005, cash flows from operations and borrowings under its $30,000,000 million credit facility with Bank of America if needed. No borrowings are currently outstanding under this facility, and the Company has initial availability of $18,000,000.

Commitments

Plugging and Abandonment Funds

In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the seller’s obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. ChevronTexaco retained a security interest in production from these properties until these abandonment obligations have been fulfilled. Beginning in 2007, the Company can access the trust for use in plugging and abandonment charges associated with the property. As of June 30, 2005, the plugging and abandonment trust totaled approximately $2,837,000, including interest received during the six months ended June 30, 2005 of approximately $21,000, and the Company’s obligation to make contributions to the trust had been satisfied in full. The Company has plugged 154 wells at WCBB since it began its plugging program in 1997 which management believes fulfills its minimum plugging delegation through March 31, 2005.

In addition, the Company has letters of credit totaling $200,000 secured by certificates of deposit being held for plugging costs in the East Hackberry field. Once specific wells are plugged and abandoned, the $200,000 will be released to the Company.

Accounting Standards Yet to be Adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires entities to measure the fair value of equity share-based payments (stock compensation) at grant date, and recognize the fair value over the period during which an employee is required to provide services in exchange for the equity instrument as a component of the income statement. SFAS No. 123(R) is effective for periods beginning after December 15, 2005. We have not evaluated the impact of adoption of SFAS No. 123(R), but adoption could have a material impact on our financial position and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures. The Company, under the direction of the Chief Executive Officer and the Vice President and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that as of June 30, 2005, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has been named as a defendant in various lawsuits. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations for the periods presented in the financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the three months ended June 30, 2005, the Company used the proceeds from the warrants exercised during the first quarter of 2005, along with a portion of the proceeds from the sale of common stock in February 2005, to redeem 145 shares of the remaining 159 shares of the Company’s outstanding Series A preferred stock for an aggregate of $145,000, including accrued but unpaid dividends.

(b) Not applicable.

(c) The Company does not have a share repurchase program, and during the three months ended June 30, 2005, the Company did not purchase any shares of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 31, 2005, the Board of Directors of the Company nominated for re-election all five persons on the Board of Directors of the Company. On April 15, 2005, in accordance with Delaware law and the Company’s bylaws, the holders of a majority of the outstanding shares of the Company’s common stock executed a written consent re-electing the five director nominees, Mike Liddell, Robert E. Brooks, David L. Houston, Mickey Liddell and Dan Noles, to hold office until the next annual meeting or until their successors are duly elected and qualified or until each such director’s earlier resignation or removal. The written consent of common stockholders was executed by stockholders holding over 61.6% of the shares of common stock eligible to vote.

ITEM 5. OTHER INFORMATION

(a) None

(b) None

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on December 1, 1997).

3.2	Amendment to Certificate of Incorporation changing name of corporation to Gulfport Energy Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004)

3.3	Amendment to Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 250,000,000 (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004).

3.4	Amendment to Certificate of Incorporation to affect a 50 to 1 reverse stock split of the issued and outstanding Common Stock (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004).

3.5	Amendment to Certificate of Incorporation to reduce the number of authorized shares of Common Stock from 250,000,000 to 15,000,000 (incorporated by reference to Exhibit 3.6 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004).

3.6	Amendment to Certificate of Incorporation to increase the number of shares of capital stock from 15,000,000 to 25,000,000 (incorporated by reference to Exhibit A to Information Statement filed by the Company with the SEC on February 20, 2004).

3.7	Certificate of Amendment, dated July 20, 2004, of the Restated Certificate of Incorporation to increase the number of shares of capital stock from 25,000,000 to 40,000,000 (incorporated by reference to Exhibit 3.7 of Amendment No. 1 to Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on February 18, 2005).

3.8	Certificate of Designations, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Cumulative Preferred Stock Series A, dated March 28, 2002 (incorporated by reference to Exhibit 3.8 of Amendment No. 1 to Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on February 18, 2005).

3.9	Certificate of Amendment, dated July 20, 2004, of the Certificate of Designations, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Cumulative Preferred Stock Series A. (incorporated by reference to Exhibit 3.9 of Amendment No. 1 to Form 10-QSB/A File No. 000-19514, filed by the Company with the SEC on February 18, 2005).

3.10	Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on December 1, 1997).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

10.1*	Administrative Services Agreement, effective as of April 1, 2005, by and between Bronco Drilling Company, Inc. and Gulfport Energy Corporation.

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit Number		Description
31.2	*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFPORT ENERGY CORPORATION

Date: August 15, 2005	/s/ Mike Liddell
Mike Liddell Chief Executive Officer

/s/ Mike Moore
Mike Moore Chief Financial Officer