Form 10KSB/A
period 2004-12-31
GULFPORT ENERGY CORP
filed 2005-09-08
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A
Amendment No. 1

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 7, 2005 was $87,521,258.44

As of September 7, 2005, 31,936,306 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2004 Annual Meeting of our stockholders.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

Explanatory Note

Gulfport Energy Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A (this “Amendment”) to its Annual Report on Form 10-KSB for the year ended December 31, 2004, originally filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2005 (the “Original Form 10-KSB”). This Amendment reflects the Company’s reclassification of “accounts receivable from hurricane” for the year ended December 31, 2003 from “cash flows provided by operating activities” to “cash flows provided by investing activities” on the Company’s Statements of Cash Flows. Revisions have been made to Item 6 in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources--Overview” of the Original Form 10-KSB to reflect the reclassification.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, have been re-executed as of the date of, and are refiled as part of, this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. Finally, Consents of Independent Registered Public Accounting Firms have been filed as part of this Amendment. Item 13 in Part III hereof is accordingly amended.

Except for the items described above or contained in the Amendment, this Amendment continues to speak as of the date of the Original Form 10-KSB, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Original Form 10-KSB.

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

        Net cash flow provided by operating was $8,402,000 for the year ended December 31, 2004, as compared to net cash flow provided by operating activities of $6,872,000 for 2003.  This decrease was a result of various changes in balance sheet accounts.

Net cash used in investing activities for the year ended December 31, 2004 was $15,123,000 as compared to $8,617,000 used during 2003. During 2004, Gulfport spent $11,252,000 in additions to oil and gas properties, of which $9,054,000 was spent on the Company’s 2004 drilling program initiated in July 2004 with the remainder spent on workover and recompletion activities on existing wells. Of the remaining $3,881,000 net cash used in investing activities, $3,700,000 was used to purchase the building the Company currently occupies. Gulfport financed its capital expenditures with cash flow provided by operations, borrowings under its credit facilities and proceeds from the rights offering.

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

10.7**
Registration Rights Agreement, dated as of February 23, 2005, by and among the Company, Southpoint Fund LP, a Delaware limited partnership, Southpoint Qualified Fund LP, a Delaware limited partnership and Southpoint Offshore Operating Fund, LP, a Cayman Islands exempted limited partnership.

10.8**
Registration Rights Agreement, dated as of February 18, 2005, by and among the Company and Harbert Distressed Investment Master Fund, Ltd., a Cayman Islands exempt company, and Alpha US Sub Fund VI, LLC, a Delaware limited liability company.

10.9**	Credit Agreement, dated as of March 11, 2005, by and among the Company, each lender from time to time party thereto and Bank of America, N.A., as agent.
10.10**	Stock Purchase Agreement, dated as of February 17, 2005, by and among the Company, Harbert Distressed Investment Master Fund, Ltd and Alpha US Sub Fund VI, LLC.
10.11**	Stock Purchase Agreement, dated as of February 22, 2005, by and among the Company, Southpoint Fund LP, Southpoint Qualified Fund LP and Southpoint Offshore Operating Fund, LP.

Exhibit Number	Description

14.0**	Code of Ethics.
21**	Subsidiaries of the Registrant.
23.1*	Consent of Grant Thornton LLP.
23.2*	Consent of Hogan & Sloacek.
23.3*	Consent of Netherland, Sewell & Associated, Inc.
31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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
**Filed with oriignal Form 10-KSB

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

GULFPORT ENERGY CORPORATION

Date: September 8, 2005	By:	/s/ Mike Liddell
Mike Liddell
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GULFPORT ENERGY CORPORATION

Date: September 8, 2005	By:	/s/ Mike Liddell
Mike Liddell
Chief Executive Officer and Director

Date: September 8, 2005	By:	/s/ Robert E. Brooks
Robert E. Brooks
Director

Date: September 8, 2005	By:	/s/ David L. Houston
David L. Houston
Director

Date: September 8, 2005	By:	/s/ Mickey Liddell
Mickey Liddell
Director

Date: September 8, 2005	By:	/s/ Dan Noles
Dan Noles
Director

Date: September 8, 2005	By:	/s/ Michael G. Moore
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

GULFPORT ENERGY CORPORATION
Statements of Cash Flows
	Year Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$4,304,000	$619,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Cumulative effect of change in accounting principle	-	(270,000)
Accretion of discount - Asset Retirement Obligation	490,000	393,000
Interest expense - preferred stock	1,949,000	875,000
Depletion, depreciation and amortization	4,952,000	4,631,000
Amortization of debt issuance costs	-	6,000
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(2,220,000)	493,000
(Increase) in accounts receivable - related party	(644,000)	(321,000)
(Increase) Decrease in prepaid expenses	(33,000)	26,000
Increase in accounts payable and accrued liabilities	570,000	420,000
Settlement of asset retirement obligation	(965,000)	-
Net cash provided by operating activities	8,403,000	6,872,000

Cash flows from investing activities:
Additions to cash held in escrow	(72,000)	(235,000)
Additions to other property, plant and equipment	(3,777,000)	(40,000)
Additions to oil and gas properties	(11,242,000)	(10,145,000)
Decrease in insurance settlement receivable net of expenditures	(32,000)	1,803,000

Net cash used in investing activities	(15,123,000)	(8,617,000)

Cash flows from financing activities:
Borrowings on note payable - related party	500,000	-
Borrowings on note payable	3,389,000	2,200,000
Principal payments on borrowings	(2,303,000)	(22,000)
Proceeds from issuance of common stock	11,134,000	-

Net cash provided by financing activities	12,720,000	2,178,000

Net increase in cash and cash equivalents	6,000,000	433,000

Cash and cash equivalents at beginning of period	1,542,000	1,109,000

Cash and cash equivalents at end of period	$7,542,000	$1,542,000

Supplemental disclosure of cash flow information:
Interest payments	$246,000	$112,000

Supplemental disclosure of non-cash, investing and financing transactions:
Payment of Series A Preferred Stock dividends
through issuance of Series A Preferred Stock	$1,949,000	$838,000

Asset retirement obligation capitalized	92,000	73,000

Retirement of related party note and accrued interest for stock	511,000	-

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