Form 10QSB
period 2005-09-30
GULFPORT ENERGY CORP
filed 2005-11-14
CIK 874499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2005, 32,032,861 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

GULFPORT ENERGY CORPORATION

FORM 10-QSB QUARTERLY REPORT

Item 1. Financial Statements

September 30, 2005 and 2004

Forming a part of Form 10-QSB Quarterly Report to the

Securities and Exchange Commission

This quarterly report on Form 10-QSB should be read in conjunction with Gulfport Energy Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

GULFPORT ENERGY CORPORATION

BALANCE SHEET

September 30 2005
(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,074,000
Accounts receivable	3,652,000
Accounts receivable - related party	1,879,000
Prepaid expenses and other current assets	486,000

Total current assets	12,091,000

Property and equipment:
Oil and natural gas properties, full-cost accounting	164,347,000
Other property and equipment	6,050,000
Accumulated depletion, depreciation, amortization	(86,822,000)

Property and equipment, net	83,575,000

Other assets	6,291,000

Total assets	$101,957,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,791,000
Short-term derivative instruments	1,266,000
Asset retirement obligation - current	480,000
Current maturities of long-term debt	381,000

Total current liabilities	9,918,000

Long-term derivative instruments	292,000
Asset retirement obligation - long-term	7,041,000
Long-term debt, excluding current maturities	2,871,000

Total liabilities	20,122,000

Commitments and contingencies
Preferred stock, $.01 par value; 5,000,000 authorized at September 30, 2005, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding at September 30, 2005	—
Common stockholders’ equity:
Common stock - $.01 par value, 35,000,000 authorized, 31,946,354 issued and outstanding at September 30, 2005	319,000
Paid-in capital	118,931,000
Notes receivable for exercise of options	(40,000)
Accumulated other comprehensive loss	(1,519,000)
Accumulated deficit	(35,856,000)

Total stockholders’ equity	81,835,000

Total liabilities and stockholders’ equity	$101,957,000

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Gas sales	$1,694,000	$139,000	$2,819,000	$266,000
Oil and condensate sales	9,795,000	5,241,000	23,294,000	14,061,000
Other income	30,000	50,000	126,000	75,000

	11,519,000	5,430,000	26,239,000	14,402,000

Costs and expenses:
Lease operating expenses	2,207,000	1,478,000	6,234,000	4,400,000
Production taxes	1,300,000	629,000	3,134,000	1,667,000
Depreciation, depletion, and amortization	1,696,000	1,207,000	4,448,000	3,494,000
General and administrative	179,000	261,000	874,000	1,526,000
Accretion expense	116,000	75,000	349,000	223,000

	5,498,000	3,650,000	15,039,000	11,310,000

INCOME FROM OPERATIONS:	6,021,000	1,780,000	11,200,000	3,092,000

OTHER (INCOME) EXPENSE:
Interest expense	54,000	98,000	175,000	171,000
Interest expense - preferred stock	—	499,000	272,000	1,431,000
Interest income	(78,000)	(23,000)	(232,000)	(31,000)

	(24,000)	574,000	215,000	1,571,000

INCOME BEFORE INCOME TAXES	6,045,000	1,206,000	10,985,000	1,521,000

INCOME TAX EXPENSE (BENEFIT):	—	—	—	—

NET INCOME	$6,045,000	$1,206,000	$10,985,000	$1,521,000

NET INCOME PER COMMON SHARE:
Basic	$0.19	$0.08	$0.37	$0.13

Diluted	$0.18	$0.08	$0.36	$0.13

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

	Common Stock		Additional Paid-in Capital	Notes Receivable for Exercise of Options	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount
Balance at December 31, 2003	10,146,566	$101,000	$84,192,000	$—	$—	$(51,145,000)
Net income	—	—	—	—	—	1,521,000
Stock Rights Offering	10,000,000	100,000	11,545,000	—	—	—

Balance at September 30, 2004	20,146,566	$201,000	$95,737,000	$—	$—	$(49,624,000)

Balance at December 31, 2004	20,146,566	$201,000	$95,737,000	$—	$—	$(46,841,000)
Net income	—	—	—	—	—	10,985,000
Issuance of Common Stock	4,000,000	40,000	13,960,000	—	—	—
Issuance of Common Stock through Exercise of Warrants	7,736,621	78,000	9,129,000	—	—	—
Issuance of Common Stock through Exercise of Options	63,167	—	105,000	(105,000)	—	—
Repayment of Notes Receivable for Stock	—	—	—	65,000	—	—
Other Comprehensive Income (Loss):
Fair value of derivative instruments	—	—	—	—	(1,584,000)	—
Reclassification of settled contracts	—	—	—	—	26,000	—
Loss on hedging ineffectiveness	—	—	—	—	39,000	—

Balance at September 30, 2005	31,946,354	$319,000	$118,931,000	$(40,000)	$(1,519,000)	$(35,856,000)

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$10,985,000	$1,521,000
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount - Asset Retirement Obligation	349,000	223,000
Interest expense - preferred stock	272,000	1,431,000
Depletion, depreciation and amortization	4,448,000	3,494,000
Unrealized loss on derivatives	39,000	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(92,000)	(911,000)
(Increase) in accounts receivable - related party	(856,000)	(366,000)
(Increase) decrease in prepaid expenses	(274,000)	25,000
(Increase) in deposits	(292,000)	—
Increase in accounts payable and accrued liabilities	3,614,000	1,010,000
Settlement of asset retirement obligation	(741,000)	—

Net cash provided by operating activities	17,452,000	6,427,000

Cash flows from investing activities:
(Additions) to cash held in escrow	(371,000)	(65,000)
(Additions) to other property, plant and equipment	(361,000)	(3,744,000)
(Additions) to oil and gas properties	(24,590,000)	(7,924,000)
Proceeds from sale of oil and gas properties	70,000	—
Investment in Tatex Thailand II, LLC	(2,496,000)	—
Expenditures related to oil and gas properties due to hurricane	—	(32,000)

Net cash used in investing activities	(27,748,000)	(11,765,000)

Cash flows from financing activities:
Principal payments on borrowings	(152,000)	(2,753,000)
Borrowings on note payable - related party	—	500,000
Borrowings on note payable	—	3,389,000
Redemption of Series A, Preferred Stock	(14,292,000)	—
Proceeds from rights offering	—	11,645,000
Proceeds from issuance of common stock and collection of notes receivable	23,272,000	—

Net cash provided by financing activities	8,828,000	12,781,000

Net increase (decrease) in cash and cash equivalents	(1,468,000)	7,443,000

Cash and cash equivalents at beginning of period	7,542,000	1,542,000

Cash and cash equivalents at end of period	$6,074,000	$8,985,000

Supplemental disclosure of cash flow information:
Interest payments	$175,000	$171,000

Supplemental disclosure of non-cash transactions:
Payment of Series A Preferred Stock dividends through issuance of Series A Preferred Stock	$272,000	$1,431,000

Asset retirement obligation capitalized	$461,000	$—

Notes receivable for exercise of options	$105,000	$—

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

These financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company’s most recent annual report on Form 10-KSB. Results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results expected for the full year.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting for Derivative Instruments and Hedging Activities

The Company seeks to reduce its exposure to unfavorable changes in oil prices by utilizing energy swaps and collars (collectively “fixed-price contracts”). The Company has adopted SFAS 133, as amended by SFAS 138, Accounting for Derivative Instruments and Hedging Activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value.

The Company estimates the fair value of all derivative instruments using established index prices and other sources. These values are based upon, among other things, futures prices, correlation between index prices and the Company’s realized prices, time to maturity and credit risk. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but re-designation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.

2. ACCOUNTS RECEIVABLE – RELATED PARTY

Included in the accompanying September 30, 2005 balance sheet are amounts receivable from entities that have similar controlling interests as those controlling the Company. These receivables represent amounts billed by the Company for general and administrative functions performed by Gulfport’s personnel on behalf of the related party companies during 2004 and 2005. As of September 30, 2005, this receivable amount totaled $1,879,000.

Effective April 1, 2005, the Company entered into an administrative services agreement with Bronco Drilling Company, Inc. Under this agreement, the Company’s services for Bronco include accounting, human resources, legal and technical support. In return for the services rendered by the Company, Bronco pays the

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

Company an annual fee of approximately $414,000 payable in equal monthly installments during the term of the agreement. In addition, Bronco leases approximately 1,100 square feet of office space from the Company for which it pays the Company annual rent of approximately $21,000 payable in equal monthly installments. The services being provided to Bronco and the fees for such services can be amended by mutual agreement of the parties. The administrative services agreement has a three-year term, and upon expiration of that term the agreement will continue on a month-to-month basis until cancelled by either party with at least 30 days prior written notice. The administrative services agreement is terminable (1) by Bronco at any time with at least 30 days prior written notice to the Company and (2) by either party if the other party is in material breach and such breach has not been cured within 30 days of receipt of written notice of such breach. Previously the Company was reimbursed under an informal agreement. The Company was reimbursed approximately $109,000 and $261,000 in consideration for those services during the three and nine months ended September 30, 2005. These amounts are reflected as a reduction of general and administrative expenses in the statements of income.

3. PROPERTY AND EQUIPMENT

The major categories of property and equipment and related accumulated depreciation, depletion and amortization as of September 30, 2005 are as follows:

September 30, 2005
Oil and gas properties	$164,347,000
Office furniture and fixtures	1,864,000
Building	3,926,000
Land	260,000

Total property and equipment	170,397,000

Accumulated depreciation, depletion, amortization and impairment reserve	(86,822,000)

Property and equipment, net	$83,575,000

Included in oil and gas properties at September 30, 2005 is the cumulative capitalization of $2,803,000 in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred.

Also included in oil and gas properties at September 30, 2005 are leasehold and producing properties located in Wyoming, North Dakota and Montana which were acquired during the the first nine months of 2005 at a total cost of $909,000.

A reconciliation of the asset retirement obligation for the nine months ended September 30, 2005, is as follows:

Asset retirement obligation, December 31, 2004	$7,452,000
Liabilities incurred	461,000
Liabilities settled	(741,000)
Accretion expense	349,000

Asset retirement obligation, September 30, 2005	7,521,000

Less: current portion	480,000

Asset retirement obligation, long-term	$7,041,000

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

During the third quarter 2005, the Company deposited $337,000 into the State of Louisiana Site Specific Trust Account to cover its plugging and abandoning obligations related to the assignment and sale of its Atchafalaya Bay Field. The Company has accounted for the $337,000 liability associated with the asset retirement obligation, as well as the liability settlement, in the table above.

4. OTHER ASSETS

Other assets consist of the following as of September 30, 2005:

Plugging and abandonment escrow account on the WCBB properties (Note 8)	$2,856,000
Plugging and abandonment account on Achafalaya Bay	337,000
Investment in Tatex Thailand II, LLC	2,496,000
Certificates of Deposit securing letter of credit	200,000
Deposits	402,000

$6,291,000

Tatex Thailand II, LLC

During March 2005, the Company purchased a 23.5% ownership interest in Tatex Thailand II, LLC (“Tatex”) at a cost of $2,400,000. The remaining interests in Tatex are owned by other entities controlled by Wexford Capital LLC, an affiliate of Gulfport. Tatex holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering 1.95 million acres. During the three months ended September 30, 2005, Gulfport paid $76,000 in cash calls, bringing its total investment in Tatex to $2,496,000.

5. LONG-TERM DEBT

A break down of long-term debt as of September 30, 2005 is as follows:

Building loans	$3,252,000
Less: current maturities of long term debt	(381,000)

Debt reflected as long term	$2,871,000

Building loans include $77,000 related to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company’s Louisiana headquarters. The building is 12,480 square feet with approximately 6,180 square feet of finished office area and 6,300 square feet of warehouse space. This building allows the Company to provide office space for Louisiana personnel, have access to meeting space close to its fields and to maintain a corporate presence in Louisiana.

Maturities of long-term debt as of September 30, 2005 are as follows:

2006	$381,000
2007	119,000
2008	106,000
2009	99,000
2010	106,000
Thereafter	2,441,000

$3,252,000

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

6. REVOLVING LINE OF CREDIT

The Company maintained a line of credit with Bank of Oklahoma, under which the Company could borrow up to $2,300,000. Amounts borrowed under the line bore interest at the JP Morgan Chase prime rate plus 1%, with payments of interest on outstanding balances due monthly. Any principal amounts borrowed under the line were due on July 1, 2005. This line of credit expired under its own terms on July 1, 2005.

On March 11, 2005, Gulfport entered into a three-year secured reducing credit agreement providing for a $30.0 million revolving credit facility with Bank of America, N.A. Borrowings under the revolving credit facility are subject to a borrowing base limitation, which is initially set at $18.0 million, subject to adjustment. On November 1, 2005, the amount available under the borrowing base limitation was increased to $23.0 million. The credit facility has a term of three years and all principal amounts of revolving loans outstanding under the credit facility, together with all accrued and unpaid interest and fees, will be due and payable on March 11, 2008. The Company’s obligations under the credit facility are collateralized by a lien on substantially all of the Company’s assets. The Company had not accessed the credit facility as of November 8, 2005. The Company expects to use the proceeds of any borrowings under the credit facility for the exploration of oil and gas properties and other capital expenditures, acquisition opportunities, and for general corporate purposes.

7. EARNINGS PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	For the Three Months Ended September 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Income attributable to common stock	$6,045,000	31,944,042	$0.19	$1,206,000	14,603,088	$0.08

Effect of dilutive securities:
Stock options	—	1,324,596		—	112,480

Diluted:
Income attributable to common stock, after assumed dilutions	$6,045,000	33,268,638	$0.18	$1,206,000	14,715,568	$0.08

	For the Nine Months Ended September 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Income attributable to common stock	$10,985,000	29,756,768	$0.37	$1,521,000	11,648,398	$0.13

Effect of dilutive securities:
Stock options	—	1,141,825		—	173,181

Diluted:
Income attributable to common stock, after assumed dilutions	$10,985,000	30,898,593	$0.36	$1,521,000	11,821,579	$0.13

Common stock equivalents not included in the calculation of earnings per share for the three-month and nine-month periods ended September 30, 2004 are 2,322,893 warrants issued in connection with the Company’s

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

private placement offering which took place during March 2002. Also not included in the calculation of earnings per share for the three-month and nine-month periods ended September 30, 2004 are 108,625 warrants issued in connection with the Company’s revolving line of credit with Gulfport Funding, which was retired during March 2002. These common shares issuable upon exercise of these warrants were not considered in the calculation due to their anti-dilutive effect during the periods presented. No such potential common shares existed during the three-month or nine-month periods ended September 30, 2005.

8. COMMITMENTS

Plugging and Abandonment Funds

In connection with the acquisition of the remaining 50% interest in the West Cote Blanche Bay (“WCBB”) properties, the Company assumed the seller’s (ChevronTexaco) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. ChevronTexaco retained a security interest in production from these properties until abandonment obligations to ChevronTexaco have been fulfilled. Beginning in 2007, the Company can access the trust for use in plugging and abandonment charges associated with the property. As of September 30, 2005, the plugging and abandonment trust totaled approximately $2,856,000, including interest received during 2005 of approximately $40,000. The Company has plugged 154 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its minimum plugging obligation through September 30, 2005.

9. COMMON STOCK OPTIONS, WARRANTS AND CHANGES IN CAPITALIZATION

Options

During the first quarter of 2005, the Company granted a total of 677,269 options for the purchase of shares of the Company’s common stock. The exercise price per share of these options is $3.36. During the third quarter of 2005, the Company granted a total of 120,000 options for the purchase of shares of the Company’s common stock. The exercise price per share of these options is $9.07. During the second and third quarters of 2005, several non-executive employees of the Company exercised stock options by signing full recourse notes receivable for the exercise price of those options. The notes bear interest at an annual rate of 6%. All principal amounts along with related accrued interest were due and payable on September 30, 2005. A balance of $40,000 remained outstanding on the notes at September 30, 2005.

Sale of Common Stock

On February 17, 2005, the Company entered into a stock purchase agreement with certain accredited investors providing for the issuance by the Company of an aggregate of 2,000,000 shares of the Company’s common stock at a price of $3.50 per share for gross proceeds to the Company of $7,000,000. On February 22, 2005 the Company entered into another stock purchase agreement with certain other accredited investors providing for the issuance by the Company of an aggregate of 2,000,000 shares of the Company’s common stock at a price of $3.50 per share for gross proceeds to the Company of $7,000,000. The transactions closed effective as of February 18, 2005 and February 23, 2005, respectively. The Company granted certain piggyback registration rights to the investors. The Company has also filed a registration statement on Form S-3 with respect to the resale of the shares of common stock purchased by the investors in the private placements, which has not yet been declared effective by the Securities and Exchange Commission. No underwriting discounts or commissions were paid in conjunction with the issuances.

Exercise of Warrants and Redemption of Preferred Stock

During the first quarter of 2005, the holders of warrants to purchase 7,736,621 shares of the Company’s common stock exercised their warrants for an exercise price of $1.19 per share resulting in gross proceeds to the Company of $9.2 million. No underwriting discounts or commissions were paid in conjunction with the issuances.

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

Also during the first quarter of 2005, the Company used the proceeds from the exercise of the warrants, along with a portion of the proceeds from the sale of common stock, to redeem 14,133 shares of the 14,292 shares of the Company’s outstanding Series A preferred stock for an aggregate of $14.1 million, including accrued but unpaid dividends. After the sale of the common stock, the exercise of the warrants and the redemption of the preferred stock, Gulfport received net proceeds of $9.1 million. An additional 145 and 14 shares of Series A preferred stock were redeemed during the second and third quarters of 2005, respectively, at a cost of $145,000 and $14,000.

10. OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three and nine months ended September 30, 2005 is as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income	$6,045,000	$10,985,000

Other comprehensive income (loss):
Fair value of derivative instruments	(1,584,000)	(1,584,000)
Reclassification of settled contracts	26,000	26,000
Loss on hedging ineffectiveness	39,000	39,000

Total comprehensive income	$4,526,000	$9,466,000

11. STOCK-BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options granted in the accompanying financial statements. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

If the Company had elected the fair value provisions of SFAS No. 123 and recognized compensation expense over the vesting period based on the fair value of the stock options granted as of their grant date, the Company’s pro forma net income and pro forma net income per share for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively, would have been as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income available to common stockholders, as reported	$6,045,000	$1,206,000	$10,985,000	$1,521,000
Stock-based employee compensation expense	71,000	—	422,000	—

Net income available to common stockholders, pro forma	$5,974,000	$1,206,000	$10,563,000	$1,521,000

Net income per share available to common stockholders:
As reported:
Basic	$0.19	$0.08	$0.37	$0.13
Diluted	$0.18	$0.08	$0.36	$0.13
Pro forma:
Basic	$0.19	$0.08	$0.35	$0.13
Diluted	$0.18	$0.08	$0.34	$0.13

The fair value of each option grant is estimated for disclosure purposes on the date of grant using the Black-Scholes option-pricing model with the expected lives equal to the vesting period. The weighted average contractual life of the unvested options at September 30, 2005, was 1.84 years. No options were granted during the three-month or nine-month periods ended September 30, 2004.

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

A summary of the status of stock options and related activity for the nine-month periods ended September 30, 2005 and 2004 are presented below:

	Shares	Weighted Average Exercise Price per Share
Options outstanding at December 31, 2003	627,337	$2.00
Granted		—
Exercised		—
Forfeited/expired	—	—

Options outstanding at September 30, 2004	627,337	$2.00

Options outstanding at December 31, 2004	627,337	$2.00
Granted	797,269	4.22
Exercised	(63,167)	2.01
Forfeited/expired	(2,666)	3.36

Options outstanding at September 30, 2005	1,358,773	$3.30

12. ACCOUNTING STANDARDS YET TO BE ADOPTED

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires entities to measure the fair value of equity share-based payments (stock compensation) at grant date, and recognize the fair value over the period during which an employee is required to provide services in exchange for the equity instrument as a component of the income statement. SFAS No. 123(R) is effective for our fiscal year beginning January 1, 2006. We have not evaluated the impact of adoption of SFAS No. 123(R), but adoption could have a material impact on our financial position and results of operations.

13. FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Oil Price Hedging Activities

The Company established an oil price-hedging program in August 2005. The Company seeks to reduce its exposure to unfavorable changes in oil prices, which are subject to significant and often volatile fluctuation, by taking receive-fixed positions in price swap contracts. These contracts allow the Company to predict with greater certainty the effective oil prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. For the nine months ended September 30, 2005, fixed-price contracts hedged 8.3% of the Company’s oil production. As of September 30, 2005, fixed-price contracts were in place to hedge 585,000 barrels (“BBls”) of estimated future production. Of this total volume, 45,000 BBls are hedged for 2005 and 540,000 BBls thereafter.

The Company’s fixed price contracts are tied to commodity prices on the New York Mercantile Exchange (“NYMEX”), that is the Company receives the fixed price amount stated in the contract and pays to its counterparty the current market price for oil as listed on the NYMEX West Texas Index (WTI). However, due to the geographic location of the Company’s assets and the cost of transporting oil to another market, the amount that the Company receives when it actually sells its oil differs from the index price. The difference between oil prices on the NYMEX WTI and average price received by the Company during the month for its oil is referred to as a basis differential.

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of September 30, 2005.

	Three Months Ending December 31, 2005	Year Ending December 31, 2006	Total
Contract volumes (BBls)	45,000	540,000	585,000
Weighted average fixed price per BBls[1]	$63.80	$64.05	$64.03
Fixed-price sales	$2,871,000	$34,587,000	$37,458,000
Fair value, of hedging (liabilities)	$(116,000)	$(1,443,000)	$(1,559,000)

[1]	The prices to be realized for hedged production are expected to vary from the prices shown due to basis differentials.

The estimates of fair value of the fixed-price contracts are computed based on the difference between the prices provided by the fixed-price contracts and forward market prices as of the specified date, as adjusted for basis differentials. Forward market prices for oil are dependent upon supply and demand factors in such forward market and are subject to significant volatility. The fair value estimates shown above are subject to change as forward market prices and basis change.

All fixed-price contracts have been executed in connection with the Company’s oil price hedging program. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. For fixed-price contracts qualifying as cash flow hedges pursuant to SFAS 133, the realized contract profit or loss is included in oil sales in the period for which the underlying production was hedged. For the nine months ended September 30, 2005, oil sales included $26,000 of losses associated with realized losses under fixed-price contracts.

For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. During the nine months ended September 30, 2005, losses of $39,000 were recognized into earnings resulting from hedge ineffectiveness.

For contracts that do not qualify as cash flow hedges, the realized contract profit and loss is included in other revenue and expense in the period for which the underlying production was hedged. There were no contracts which did not qualify as cash flow hedges as of September 30, 2005.

Based upon market prices at September 30, 2005, the estimated amount of unrealized losses for fixed-price contracts shown as adjustments to other comprehensive income that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next 12 months is $1,266,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts, included in this Form 10-QSB that address activities, events or developments that Gulfport expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of Gulfport’s business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by Gulfport in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with Gulfport’s expectations and predictions is subject to a number of risks and uncertainties, general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by Gulfport; competitive actions by other oil and gas companies; changes in laws or regulations; and other factors, many of which are beyond the control of Gulfport. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurances that the actual results or developments anticipated by Gulfport will be realized, or even if realized, that they will have the expected consequences to or effects on Gulfport, its business or operations. Gulfport has no intention, and disclaims any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

The following discussion is intended to assist in an understanding of the Company’s financial position as of September 30, 2005 and its results of operations for the three and nine-month periods ended September 30, 2005 and 2004. Gulfport Energy Corporation’s 2004 annual report on Form 10-KSB and the financial statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion.

Overview

The Company is an independent oil and gas exploration and production company with properties located primarily along the Louisiana Gulf Coast. The Company seeks to achieve revenue growth and increase cash flow by undertaking drilling programs each year.

The Company’s operations are concentrated in the West Cote Blanche Bay (“WCBB”) and the East and West Hackberry fields. The WCBB field lies approximately five miles off the coast of Louisiana primarily in St. Mary’s Parish in a shallow bay, with water depths averaging eight to ten feet. Currently, Gulfport owns a 100% working interest (79.443% average NRI) and is the operator in the depths above the base of the 13,900 Sand which is located at 11,320 feet. In addition, Gulfport owns a 40.40% non-operated working interest (29.95% NRI) in depths below the base of the 13,900 Sand. ChevronTexaco is the operator below the base of the 13,900 Sand. Gulfport’s leasehold at WCBB covers a portion of Louisiana State Lease 340 and contains 5,668 gross acres.

The East Hackberry field is located along the western shore of Lake Calcasieu in Cameron Parish, Louisiana approximately 80 miles west of Lafayette and 15 miles inland from the Gulf of Mexico. Gulfport owns a 100% working interest (approximately 79% average NRI) in certain producing oil and gas properties situated in the East Hackberry field. The interest includes two separate lease blocks, the Erwin Heirs Block, which is located on land, and the adjacent State Lease 50 Block, which is located primarily in the shallow waters of Lake Calcasieu. The two lease blocks together contain 3,147 acres.

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

Gulfport reported minimal damage to its facilities from Hurricane Katrina. The Company’s East Hackberry operations saw no effect or downtime from the hurricane and its WCBB facilities were shut-in and evacuated for precautionary reasons for only four days. The Company used the shut-in period to implement tie-in points for future facilities upgrades.

The Company has previously reported that it sustained damage to both its Hackberry field located in Cameron Parish, Louisiana and its West Cote Blanche Bay field (WCBB) located in St. Mary Parish, Louisiana as a result of Hurricane Rita. Repair and restoration operations have been underway to return both fields to production. Subject to the repair of a gas sales line for WCBB and the repair of our facilities, the Company will begin intermittently placing its tank batteries back on line. Tank Battery 1A, which prior to the storm handled approximately 50% of the WCBB field production, is expected to be back on line by the end of November 2005. The Company anticipates that Tank Battery 2A, which handles approximately 30% of the WCBB total production, will be back on line by the end of December 2005. Drilling operations in the WCBB field resumed September 29, 2005, and the Company continues with its previously announced drilling program. Currently, the Company has set pipe on three new wells drilled since drilling operations resumed after Hurricane Rita and will complete those wells as soon as the production facilities are repaired. The Company is currently producing approximately 60 net barrels of oil per day from its Hackberry fields, none from its WCBB fields and approximately 1,000 net Mcf of gas per day from its non-Louisiana production. The Company has an insurance program in place, which it believes will adequately cover damage to its platform and facilities and some of the effect of the interruption to its business operations.

Recent Highlights

The following are highlights for the nine-month period ended September 30, 2005:

•	Production increased 38% to 575,348 barrel of oil equivalents (“BOE”) for the nine months ended September 30, 2005 from 415,512 BOE for the same period in 2004.

•	Oil and gas revenues increased 82% to $26,113,000 for the nine months ended September 30, 2005 from $14,327,000 for the same period in 2004.

•	Net income increased 622% to $10,985,000 for the nine months ended September 30, 2005 from $1,521,000 for the same period in 2004.

•	Redemption of Preferred Stock—During the nine months ended September 30, 2005, the Company used the proceeds from warrants exercised during the first quarter of 2005, together with a portion of the proceeds from the Company’s sale of common stock in February 2005, to redeem all of the Company’s outstanding Series A preferred stock for an aggregate of $14,300,000, including accrued but unpaid dividends.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2005 and 2004

Gulfport reported net income of $6,045,000 for the three months ended September 30, 2005, as compared to $1,206,000 for the three months ended September 30, 2004. This increase in net income was due to an increase in oil and gas prices and an increase in both oil and gas volumes produced and sold as well as decreases in the Company’s general and administrative expenses and interest expense.

Oil and Gas Revenues. For the three months ended September 30, 2005, Gulfport reported oil and gas revenues of $11,489,000, a 114% increase from revenues of $5,380,000 during the same period in 2004. This increase in revenues is attributable to a 41% increase in the average oil price received for the three months ended September 30, 2005 to $54.04 from $38.26 for the same period in 2004. In addition, the Company had a 32% increase in barrels of oil produced and sold to 181,240 barrels of oil for the three months ended September 30, 2005 from 136,993 barrels of oil for the same period in 2004. This increase in oil production was primarily the result of the Company’s 2004 drilling program commenced in July 2004 and the initial results of the Company’s 2005 drilling program commenced in March 2005. This increase in revenues is also attributable to a 99% increase in the average price received per Mcf of gas for the three months ended September 30, 2005 to $7.58 from $3.81 for the same period in 2004. In addition, the Company had a 513% increase in net gas produced and sold to 223,570 Mcf of gas for the three months ended September 30, 2005 from 36,485 Mcf of gas for the same period in 2004. This increase in gas production was primarily the result of the Company’s 2004 drilling program commenced in July 2004, the initial results of the Company’s 2005 drilling program commenced in March 2005 and additional gas production from the WCBB 831 purchased from Texaco during 2004.

The following table summarizes the Company’s oil and gas production and related pricing for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005	2004
Oil production volumes (Bbls)	181,240	136,993
Gas production volumes (Mcf)	223,570	36,485
Average oil price (per Bbl)	$54.04	$38.26
Average gas price (per Mcf)	$7.58	$3.81

Operating Expenses. Lease operating expenses not including production taxes increased to $2,207,000 for the three months ended September 30, 2005 from $1,478,000 for the same period in 2004. This increase was mainly due to fuel and field electricity costs and other additional lease operating expenses related to the oil and gas properties purchased in early 2005 as well as increases in wages for contract labor, in property taxes and in the cost of supplies for the Company’s WCBB and Hackberry fields.

Production Taxes. Production taxes increased $671,000 to $1,300,000 for the three months ended September 30, 2005 from $629,000 for the same period in 2004. This increase was directly related to the increases in oil and gas sale proceeds during the three months ended September 30, 2005 as compared to the same period in 2004.

General and Administrative Expenses. Net general and administrative expenses decreased $82,000 to $179,000 for the three months ended September 30, 2005 from $261,000 for the same period in 2004. This decrease was due primarily to increased general administrative reimbursements from the Company’s affiliates.

Interest Expense. Ordinary interest expense decreased $44,000 to $54,000 for the three months ended September 30, 2005 from $98,000 for the same period in 2004 due to an decrease in average debt outstanding resulting from the payoff of the Company’s previous line of credit with Bank of Oklahoma in September 2004.

Interest Expense – Preferred Stock. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Previously, the Series A preferred stock had been classified on the balance sheet between total liabilities and equity. As of September 30, 2005, the Company had redeemed all of the remaining outstanding shares of the Series A preferred stock. As a result, the Company incurred no interest expense relating to preferred stock during the three months ended September 30, 2005 as compared to $499,000 in interest expense incurred during the same period in 2004.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased to $1,696,000 for the three months ended September 30, 2005, and consisted of $1,614,000 in depletion on oil and gas properties and $82,000 in depreciation of other property and equipment. This compares to total depreciation, depletion and amortization expense of $1,207,000 for the three months ended September 30, 2004. This increase is due primarily to an increase in the Company’s oil and gas assets as a result of the Company’s 2004 drilling program commenced in July 2004 and the Company’s 2005 drilling program commenced in March 2005 and the resulting increase in production.

Income Taxes. As of September 30, 2005, the Company had a net operating loss carryforward of approximately $99.0 million, in addition to numerous temporary differences, which gave rise to a deferred tax asset. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for the Company’s deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At September 30, 2005, a valuation allowance of $47.0 million has been provided for deferred tax assets. The Company has no income tax expense due to a change in the valuation allowance for deferred income taxes for the three months ended September 30, 2005.

Accretion Expense. Accretion expense increased $116,000 to $75,000 for the three month period ended September 30, 2005 from $75,000 for the same period in 2004, due to a larger obligation at the beginning of 2005 as compared to the beginning of 2004, resulting from the addition of future abandonment obligations on new wells drilled during 2004 and 2005.

Comparison of the Nine Months Ended September 30, 2005 and 2004

Gulfport reported net income of $10,985,000 for the nine months ended September 30, 2005, as compared to $1,521,000 for the nine months ended September 30, 2004. This increase in net income was due to an increase in oil and gas prices and an increase in both oil and gas volumes produced and sold as well as decreases in the Company’s general and administrative expenses and interest expense.

Oil and Gas Revenues. For the nine months ended September 30, 2005, Gulfport reported oil and gas revenues of $26,113,000, an 82% increase from revenues of $14,327,000 during the same period in 2004. This increase in revenues is attributable to a 32% increase in the average oil price received to $46.19 for the nine months ended September 30, 2005 from $34.87 for the same period in 2004. In addition, the Company had a 25% increase in barrels of oil produced and sold to 504,330 for the nine months ended September 30, 2005 from 403,296 barrels of oil for the same period in 2004. This increase in production was primarily the result of the Company’s 2004 drilling program commenced in July 2004 and to the results of the Company’s 2005 drilling program commenced in March 2005. This increase in revenues is also attributable to a 82% increase in the average price received per Mcf of gas for the three months ended September 30, 2005 to $6.62 from $3.63 for the same period in 2004. In addition, the Company had a 481% increase in net gas produced and sold to 426,107 Mcf of gas for the three months ended September 30, 2005 from 73,298 Mcf of gas for the same period in 2004. This increase in gas production was primarily the result of the Company’s 2004 drilling program commenced in July 2004, the initial results of the Company’s 2005 drilling program commenced in March 2005 and additional gas production from the WCBB 831 well purchased from Texaco during 2004.

The following table summarizes the Company’s oil and gas production and related pricing for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
Oil production volumes (Bbls)	504,330	403,296
Gas production volumes (Mcf)	426,107	73,298
Average oil price (per Bbl)	$46.19	$34.87
Average gas price (per Mcf)	$6.62	$3.63

Operating Expenses. Lease operating expenses not including production taxes increased $1,834,000 to $6,234,000 for the nine months ended September 30, 2005 from $4,400,000 for the same period in 2004. This increase was mainly due to fuel and field electricity costs and other additional lease operating expenses related to the oil and gas properties purchased in early 2005 as well as increases in wages for contract labor, in royalties paid to the State of Louisiana for gas usage as a result of increased gas prices, in property taxes and in the cost of supplies for the Company’s WCBB and Hackberry fields.

Production Taxes. Production taxes increased $1,467,000 to $3,134,000 for the nine months ended September 30, 2005 from $1,667,000 for the same period in 2004. This increase was directly related to the increases in oil and gas sale proceeds for the nine months ended September 30, 2005 as compared to the same period in 2004.

General and Administrative Expenses. Net general and administrative expenses decreased $652,000 to $874,000 for the nine months ended September 30, 2005 from $1,526,000 for the same period in 2004. This decrease was due primarily to increased general administrative reimbursements from the Company’s affiliates.

Interest Expense. Ordinary interest expense remained relatively constant at $175,000 for the nine months ended September 30, 2005 as compared to $171,000 for the same period in 2004 as additional outstanding debt resulting from two loans with an aggregate original principal amount of $3,389,000 used to fund the purchase of the headquarters building in Oklahoma City, Oklahoma during late June 2004 was substantially offset by the payoff of the Company’s line of credit with Bank of Oklahoma during September 2004.

Interest Expense – Preferred Stock. As a result of the adoption of SFAS No. 150 in May 2003, the Company recorded $272,000 of interest expense for the nine months ended September 30, 2005 as compared to $1,431,000 for the same period in 2004 on its outstanding Series A preferred stock. During the nine months ended September 30, 2005, the Company redeemed all of its outstanding shares of the Series A preferred stock.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased to $4,448,000 for the nine months ended September 30, 2005, and consisted of $4,214,000 in depletion on oil and gas properties and $234,000 in depreciation of other property and equipment. This compares to total depreciation, depletion and amortization expense of $3,494,000 for the nine months ended September 30, 2004. This increase is due primarily to an increase in the Company’s oil and gas assets as a result of the Company’s 2004 drilling program commenced in July 2004 and the Company’s 2005 drilling program commenced in March 2005 and the resulting increase in production.

Income Taxes. As of September 30, 2005, the Company had a net operating loss carryforward of approximately $99.0 million, in addition to numerous temporary differences, which gave rise to a deferred tax asset. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for the Company’s deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At September 30, 2005, a valuation allowance of $47.0 million has been provided for deferred tax assets. The Company has no income tax expense due to a change in the valuation allowance for deferred income taxes for the nine months ended September 30, 2005.

Accretion Expense. Accretion expense increased $126,000 to $349,000 for the nine month period ended September 30, 2005 from $223,000 for the same period in 2004, due to a larger obligation at the beginning of 2005 as compared to the beginning of 2004, resulting from the addition of future abandonment obligations related to wells drilled during 2004.

Liquidity and Capital Resources

Overview. Historically, the Company’s primary sources of funds have been cash flow from its producing oil and gas properties, the issuance of equity securities, borrowings under its bank and other credit facilities and, from time to time, the sale of oil and gas properties. Its ability to access any of these sources of funds can be significantly impacted by unexpected decreases in oil and natural gas prices. To mitigate the effects of dramatic commodity price fluctuations, the Company has entered into fixed price contracts for its WCBB production as follows:

November - December 2005	1,000 bbls per day @ $39.70 per barrel

September 2005 - December 2005	15,000 bbls per month @ $63.80 per barrel

January 2006 - December 2006	45,000 bbls per month @ $64.05 per barrel

Net cash flow provided by operating activities was $17,452,000 for the nine-month period ended September 30, 2005, as compared to net cash flow provided by operating activities of $6,427,00 for the same period in 2004. This increase was a result of higher revenues during the nine month period ended September 30, 2005 attributable to higher oil prices and an increased level of production resulting from the drilling program commenced in July 2004 and the 2005 drilling program commenced in March 2005, the redemption of the Series A preferred stock during the 2005 and the elimination of the related interest expense during 2005, increased collections on accounts receivable and an increase in accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2005 was $27,748,000 as compared to $11,765,000 for the same period in 2004. During the 2005 period, the Company spent $24,981,000 in additions to oil and gas properties, of which $14,108,000 was spent on our 2005 drilling program initiated in March 2005, $4,005,000 was spent on the seismic shoot in the East Hackberry field with the remainder made up of capitalized general and administrative expenses, expenses remaining on the Company’s 2004 drilling program and capitalized workover and recompletion activities on existing wells. The Company also purchased leasehold and producing properties located in Wyoming, North Dakota and Montana during the the first nine months of 2005 at a total cost of $909,000. In addition, during March 2005, the Company purchased a 23.5% ownership interest in Tatex Thailand II, LLC (“Tatex”) at a cost of $2,400,000. These capital expenditures were financed with cash flow provided by operations and a portion of the proceeds from the sale of common stock in February 2005 and exercise of warrants.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $8,828,000 as compared to $12,781,000 net cash provided by financing activities for the same period in 2004. The amount provided by financing activities is attributable to net cash proceeds of approximately $23,272,000 from the issuance of common stock in two private placements and upon the exercise of the outstanding warrants offset by the approximately $14,300,000 used to redeem all outstanding shares of Series A preferred stock.

Credit Facilities. On March 11, 2005, Gulfport entered into a three-year secured reducing credit agreement providing for a $30.0 million revolving credit facility with Bank of America, N.A. Borrowings under the revolving credit facility are subject to a borrowing base limitation which was initially set at $18.0 million, subject to adjustment. On November 1, 2005, the amount available under the borrowing base limitation was increased to $23.0 million. The credit facility has a term of three years and all principal amounts of revolving loans outstanding under the credit facility, together with all accrued and unpaid interest and fees, will be due and payable on March 11, 2008. The Company’s obligations under the credit facility are collateralized by a lien on substantially all of the Company’s assets. The Company has not yet accessed the credit facility as of November 8, 2005. The Company expects to use the proceeds of any borrowings under the credit facility for the exploration of oil and gas properties and other capital expenditures, acquisition opportunities, and for general corporate purposes.

The Company has three loans associated with two of its buildings. One loan, in the original principal amount of $99,000, related to a building in Lafayette, Louisiana, purchased in 1996 and used as the Company’s Louisiana headquarters. This loan matures in February of 2008 and bears interest at the rate of 5.75%. In addition, in June 2004 the Company purchased the office building it occupies in Oklahoma City, Oklahoma for $3,700,000. The two loans associated with this building, in an aggregate original principal amount of $3,389,000, mature in March of 2006 and June of 2011 and bear interest at the rate of 6% and 6.5%, respectively. All building loans require monthly interest and principal payments and are collateralized by the respective land and buildings.

Issuance of Equity. In the first quarter 2005, the holders of warrants to purchase 7,736,621 shares of the Company’s common stock exercised their warrants for an exercise price of $1.19 per share resulting in gross proceeds to the Company of $9,200,000. During the nine months ended September 30, 2005, the Company used the proceeds from the exercise of the warrants, along with a portion of the proceeds from the sale of common stock in February 2005, to redeem all outstanding shares of the Company’s outstanding Series A preferred stock for an aggregate of approximately $14,300,000 including accrued but unpaid dividends.

Capital Expenditures. The primary capital commitments of the Company over the past several years have been the capital requirements needed to continue developing the Company’s proved reserves and obligations under our credit facilities and outstanding Series A preferred stock.

Gulfport’s strategy is to continue to increase cash flows generated by its properties by undertaking new drilling, workover, sidetrack and recompletion projects to exploit its existing reserves and pursue other acquisition opportunities. Gulfport has upgraded its infrastructure by enhancing its existing facilities to increase operating efficiencies, increase volume capacities and lower lease operating expenses. Additionally, Gulfport completed the reprocessing of 3-D seismic data in its principal property, WCBB. The reprocessed data will enable its geophysicists to generate new prospects and enhance existing prospects in the intermediate zones in the field, thus creating a portfolio of new drilling opportunities.

In Gulfport’s December 31, 2004 reserve report, 78% of its net reserves were categorized as proved undeveloped. The Company’s proved reserves will generally decline as reserves are depleted, except to the extent that it conducts successful exploration or development activities or acquires properties containing proved developed reserves, or both. To realize reserves and increase production, Gulfport must continue its exploratory drilling, undertake other replacement activities or utilize third parties to accomplish those activities.

Gulfport intends to fund this activity with the remaining net proceeds from the sale of common stock and the exercise of outstanding warrants, both of which occurred in the first quarter of 2005, cash flows from operations and borrowings under its $30.0 million credit facility with Bank of America if needed. No borrowings are currently outstanding under this facility, and the Company had initial availability of $18.0 million which was increased on November 1, 2005 to $23.0 million. Gulfport has current cash on hand of approximately $5.0 million.

WCBB Drilling Program

Gulfport commenced its West Cote Blanche Bay (“WCBB”) drilling program in March 2005 and has drilled 14 wells with another 25 wells scheduled to be drilled along with 18 recompletions over the next 18 months. The Company projects the total estimated cost of this drilling and recompletion program to be consistent with prior guidance. The new wells will primarily target proved undeveloped reserve locations which we expect will also result in the addition of new proved reserves. Since March 2005, Gulfport has successfully completed ten wells and nine recompletions in WCBB at a total cost of approximately $14.0 million. Of the 14 wells drilled, nine are producing, three are waiting on completion, one is waiting on side-tracking and one was unsuccessful. The one unsuccessful well was a shallow exploratory well that allowed the Company to satisfy requirements to maintain undeveloped acreage within State Lease 340 WCBB.

As of September 21, 2005, prior to Hurricane Rita, the nine new wells and nine recompletions were producing an aggregate of 570 net barrels of oil per day and 1,093 net mcf of gas per day. As of September 21, 2005, prior to Hurricane Rita, net oil production at WCBB was 2,026 barrels of oil per day, an increase of 51% from December 31, 2004. WCBB net gas production was 2,030 Mcf of gas on September 21, 2005, an increase of 19% from December 31, 2004.

East Hackberry Field Seismic Shoot

Gulfport recently completed the field data acquisition phase of its proprietary three-dimensional (3-D) seismic survey of the East Hackberry Field located in Cameron Parish, Louisiana. The seismic survey covers 42 square miles in and around the East Hackberry Field. Since this portion of the East Hackberry salt dome has never been included in a 3-D seismic survey, the Company anticipates the shoot will reveal undrilled fault blocks that will allow Gulfport to drill new wells to both shallow and deep targets in the field. In addition, the company believes the 3-D seismic data will allow Gulfport to drill existing proved undeveloped reserves as well as drill deeper in existing boreholes to encounter previously unknown fault blocks. The Company’s outside engineers, Netherland, Sewell & Associates, Inc. (“NSA”), had previously assigned 2 MMBO and 2.8 BCFG (net) to the proved undeveloped reserve category in the East Hackberry field at December 31, 2004. Gulfport anticipates that this will result in more reserve additions as well as reduced drilling costs as less boreholes will be required to capture those reserves. The total cost of the seismic shoot is estimated to be $5 million, the majority of which has already been funded. The final processed seismic data was received in October 2005 and the Company anticipates selecting drilling targets before year-end with commencement of drilling scheduled for the second quarter 2006. As of September 21, 2005, prior to Hurricane Rita, net production at Hackberry was 272 barrels of oil per day and 168 Mcf of gas per day.

Facilities

The Company has previously reported that it sustained damage to both its Hackberry field located in Cameron Parish, Louisiana and its West Cote Blanche Bay field (WCBB) located in St. Mary Parish, Louisiana as a result of Hurricane Rita. Repair and restoration operations have been underway to return both fields to production. Subject to the repair of a gas sales line for WCBB and the repair of our facilities, the Company will begin intermittently placing its tank batteries back on line. Tank Battery 1A, which prior to the storm handled approximately 50% of the WCBB field production, is expected to be back on line by the end of November 2005. The Company anticipates that Tank Battery 2A, which handles approximately 30% of the WCBB total production, will be back on line by the end of December 2005. Drilling operations in the WCBB field resumed September 29, 2005, and the Company continues with its previously announced drilling program. Currently, the Company has set pipe on three new wells drilled since drilling operations resumed after Hurricane Rita and will complete those wells as soon as the production facilities are repaired. The Company is currently producing approximately 60 net barrels of oil per day from its Hackberry fields, none from its WCBB fields and approximately 1,000 net Mcf of gas per day from its non-Louisiana production. The Company has an insurance program in place, which it believes will adequately cover damage to its platform and facilities and some of the effect of the interruption to its business operations.

The actual level of the Company’s capital expenditures and the allocation of such expenditures are dependent on a variety of factors, including drilling results, weather and other factors beyond its control. Accordingly, the actual levels of capital expenditures and the allocation of such expenditures may vary materially from the above estimates.

Commitments

Plugging and Abandonment Funds

In connection with the acquisition of the remaining 50% interest in the WCBB properties, the Company assumed the seller’s obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. ChevronTexaco retained a security interest in production from these properties until these abandonment obligations have been fulfilled. Beginning in 2007, the Company can access the trust for use in plugging and abandonment charges associated with the property. As of September 30, 2005, the plugging and abandonment trust totaled approximately $2,856,000, including interest received during the nine months ended September 30, 2005 of approximately $40,000, and the Company’s obligation to make contributions to the trust had been satisfied in full. The Company has plugged 154 wells at WCBB since it began its plugging program in 1997 which management believes fulfills its minimum plugging delegation through March 31, 2005.

In addition, the Company has letters of credit totaling $200,000 secured by certificates of deposit being held for plugging costs in the East Hackberry field. Once specific wells are plugged and abandoned, the $200,000 will be released to the Company.

Accounting Standards Yet to be Adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires entities to measure the fair value of equity share-based payments (stock compensation) at grant date, and recognize the fair value over the period during which an employee is required to provide services in exchange for the equity instrument as a component of the income statement. SFAS No. 123(R) is effective for our fiscal year beginning January 1, 2006. We have not evaluated the impact of adoption of SFAS No. 123(R), but adoption could have a material impact on our financial position and results of operations.

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

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that as of September 30, 2005, the Company’s disclosure controls and procedures are effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not Applicable

(b) Not Applicable

(c) The Company does not have a share repurchase program, and during the three months ended September 30, 2005, the Company did not purchase any shares of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a) None

(b) None

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on December 1, 1997).

3.2	Amendment to Certificate of Incorporation changing name of corporation to Gulfport Energy Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004)

3.3	Amendment to Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 250,000,000 (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004).

3.4	Amendment to Certificate of Incorporation to affect a 50 to 1 reverse stock split of the issued and outstanding Common Stock (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004).

3.5	Amendment to Certificate of Incorporation to reduce the number of authorized shares of Common Stock from 250,000,000 to 15,000,000 (incorporated by reference to Exhibit 3.6 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004).

3.6	Amendment to Certificate of Incorporation to increase the number of shares of capital stock from 15,000,000 to 25,000,000 (incorporated by reference to Exhibit A to Information Statement filed by the Company with the SEC on February 20, 2004).

3.7	Certificate of Amendment, dated July 20, 2004, of the Restated Certificate of Incorporation to increase the number of shares of capital stock from 25,000,000 to 40,000,000 (incorporated by reference to Exhibit 3.7 of Amendment No. 1 to Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on February 18, 2005).

Exhibit Number	Description
3.8	Certificate of Designations, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Cumulative Preferred Stock Series A, dated March 28, 2002 (incorporated by reference to Exhibit 3.8 of Amendment No. 1 to Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on February 18, 2005).

3.9	Certificate of Amendment, dated July 20, 2004, of the Certificate of Designations, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Cumulative Preferred Stock Series A. (incorporated by reference to Exhibit 3.9 of Amendment No. 1 to Form 10-QSB/A File No. 000-19514, filed by the Company with the SEC on February 18, 2005).

3.10	Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on December 1, 1997).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

10.1	Administrative Services Agreement, effective as of April 1, 2005, by and between Bronco Drilling Company, Inc. and Gulfport Energy Corporation (incorporated by reference from Exhibit 10.1 of Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on August 15, 2005).

10.2	Amendment No. 1 to 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 of Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 19, 2005).

Exhibit Number	Description
10.3*	Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC and certain other affiliates of Wexford

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFPORT ENERGY CORPORATION

Date: November 14, 2005	/s/ Mike Liddell
Mike Liddell
Chief Executive Officer

/s/ Mike Moore
Mike Moore
Chief Financial Officer