Form 10KSB/A
period 2004-12-31
GULFPORT ENERGY CORP
filed 2005-12-29
CIK 874499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 2

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-19514

Gulfport Energy Corporation

(Name of Small Business Issuer in its Charter)

Delaware	73-1521290
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Registrant’s revenues for its most recent fiscal year: $23,071,876

The aggregate approximate market value of the Registrant’s voting and non-voting common stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing price of $11.85 on December 28, 2005, was approximately $133,066,719.

As of December 16, 2005, 32,032,861 shares of common stock of the Registrant, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2004 Annual Meeting of our stockholders.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

Explanatory Note

Gulfport Energy Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-KSB/A (this “Amendment”) to its Annual Report on Form 10-KSB for the year ended December 31, 2004, originally filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2005 (the “Original Form 10-KSB”), as amended by Amendment No. 1 on Form 10-KSB/A, filed with the Commission on September 8, 2005 (“Amendment No. 1”). This Amendment reflects the Company’s inclusion of disclosure relating to current and future production trends. Revisions have been made to Item 6 in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” of the Original Form 10-KSB, as amended by Amendment No. 1, to reflect this additional disclosure.

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

Except for the items described above or contained in the Amendment, this Amendment continues to speak as of the date of the Original Form 10-KSB, as amended by Amendment No. 1, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Original Form 10-KSB, as amended by Amendment No. 1.

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

Full Year and Fourth Quarter Highlights

•	Rights Offering—On July 22, 2004, the Company launched its rights offering of common stock subscription rights to purchase up to an aggregate of 10 million shares of its Common Stock at a subscription price of $1.20 per share. Rights to purchase all 10 million shares of Common Stock were exercised in the rights offering, which expired on August 20, 2004. The Company received net cash proceeds of approximately $11.1 million, after deducting offering expenses of approximately $120,000. In addition, $510,547 of the amount owed to CD Holding was applied to the subscription price payable upon exercise of the rights issued to CD Holding in the rights offering.

•	2004 Drilling Program and Recompletions—In July 2004 Gulfport initiated an eight well drilling program at West Cote Blanche Bay. The wells ranged in depth from approximately 2,500 feet to 9,900 feet; all with multiple production horizon targets. The drilling program had a 100% success rate. The logs of the eight wells indicate a total of 38 productive horizons with 678 feet of net pay. The total gross initial production rates for the eight wells was 784 barrels of oil per day and 2,418 mcf of gas per day. In addition, the Company also recompleted four existing wells at WCBB which had total initial gross production rates of 480 barrels of oil per day and 742 mcf of gas per day.

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

	2004	2003	2002
Production Volumes:
Oil (MBBLS)	584	571	464
Gas (MMCF)	284	123	103
Oil Equivalents (MBOE)	631	592	481

Average Prices:
Oil (per BBL)	$36.97	(1)	$27.66	(1)	$24.69	(2)
Gas (per MCF)	$5.24		$4.04		$3.66
Oil Equivalents (per MBOE)	$36.58		$26.70		$24.59
Average Production Costs (per BOE)	$10.44	(3)	$9.93	(3)	$10.65	(3)
Average Production Taxes (per BOE)	$4.17		$3.17		$2.81

(1)	Includes fixed contract prices of:

January 2003	$28.50
February 2003	$28.34
March 2003	$27.95
April 2003	$27.08
May 2003	$26.95
June 2003	$24.27
July 2003	$24.33
August 2003	$24.42
September 2003	$24.45
October 2003	$24.45
November 2003	$24.25
December 2003	$24.10
January - June 2004	$30.00
July - December 2004	$33.60
January - June 2005	$33.10
July - December 2005	$39.70

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

(3) Does not include production taxes.

From 2003 to 2004, the Company’s production increased 6% due primarily to the Company’s 2004 drilling program. In contrast, production increased 23% from 2002 to 2003 due both to the Company’s 2003 drilling program and curtailed production during 2002 as a result of Hurricane Lili and damage caused by that storm. For the nine months ended September 30, 2005 as compared to the same period in 2004, the Company’s production increased 38% due primarily to the Company’s 2004 and 2005 drilling programs. However, due to damage caused by Hurricane Rita in September 2005, the Company’s fourth quarter 2005 production may be off previously anticipated levels by as much as 75% and, as a result, operating results for the period will be materially and adversely affected and the Company’s fiscal 2005 operating results will be less than originally expected. The Company currently believes, however, subject to the repair of its facilities and a gas sales line, the damage caused by Hurricane Rita will have little impact on its total anticipated 2006 production. The Company currently estimates that 2006 production will be between 1,450,000 and 1,600,000 BOE with production increasing during the year.

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

Interest Expense—Preferred Offering. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Previously, our Series A Preferred Stock had been classified on our balance sheet between total liabilities and equity. As of December 31, 2004, the amount of the Company’s liability related to the Series A Preferred Stock was $14,020,000. As a result of the adoption of SFAS No. 150 in May 2003, the balance of the liability related to the Series A preferred stock includes $1,949,000 of interest expense for the year ended December 31, 2004, which the Company paid by accruing additional shares of Series A preferred stock in lieu of cash. During the first quarter of 2005, the Company anticipates redeeming all outstanding preferred stock.

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

Asset Retirement Obligation (SFAS 143). For the three months ended March 31, 2003 and upon adoption of SFAS No. 143 on January 1, 2003, the Company recorded a net benefit of $270,000 as the cumulative effect of a change in accounting principle. The non-cash transition adjustment increased oil and natural gas properties and asset retirement obligations by $7.59 million and $7.37 million, respectively, and decreased accumulated depreciation by $0.05 million. Accretion expense increased to $490,000 for the twelve-month period ended December 31, 2004 as compared to $393,000 for the same period in 2003, a 25% increase due to a larger obligation at the beginning of 2004.

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

January - June 2005	1,000 bbls @ day $33.10

July—December 2005	1,000 bbls @ day $39.70

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

ITEM 13.	EXHIBITS

(a)	List the following documents filed as part of this report:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on December 1, 1997).

3.2	Amendment to Certificate of Incorporation changing name of corporation to Gulfport Energy Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004)

3.3	Amendment to Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 250,000,000 (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004).

3.4	Amendment to Certificate of Incorporation to effect a 50 to 1 reverse stock split of the issued and outstanding Common Stock (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004).

3.5	Amendment to Certificate of Incorporation to reduce the number of authorized shares of Common Stock from 250,000,000 to 15,000,000 (incorporated by reference to Exhibit 3.6 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004).

3.6	Amendment to Certificate of Incorporation to increase the number of shares of capital stock from 15,000,000 to 25,000,000 (incorporated by reference to Exhibit A to Information Statement filed by the Company with the SEC on February 20, 2004).

3.7	Certificate of Amendment, dated July 20, 2004, of the Restated Certificate of Incorporation to increase the number of shares of capital stock from 25,000,000 to 40,000,000 (incorporated by reference to Exhibit 3.7 of Amendment No. 1 to Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on February 18, 2005).

3.8	Certificate of Designations, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Cumulative Preferred Stock Series A, dated March 28, 2002 (incorporated by reference to Exhibit 3.8 of Amendment No. 1 to Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on February 18, 2005).

Exhibit Number	Description

3.9	Certificate of Amendment, dated July 20, 2004, of the Certificate of Designations, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Cumulative Preferred Stock Series A. (incorporated by reference to Exhibit 3.9 of Amendment No. 1 to Form 10-QSB/A File No. 000-19514, filed by the Company with the SEC on February 18, 2005).

3.10	Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on December 1, 1997).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

10.1	Credit Agreement, dated July 1, 2004, by and between the Company and Bank of Oklahoma (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004).

10.2	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 333-19514, filed by the Company with the SEC on February 18, 2005).

10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 333-19514, filed by the Company with the SEC on February 18, 2005).

10.4	Form of Stock Option Exercise Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 333-19514, filed by the Company with the SEC on February 18, 2005)

10.5	Form of Warrant Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

10.6	Employment Agreement, dated June 2003, by and between the Registrant and Mike Liddell (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on June 21, 2004.

10.7**	Registration Rights Agreement, dated as of February 23, 2005, by and among the Company, Southpoint Fund LP, a Delaware limited partnership, Southpoint Qualified Fund LP, a Delaware limited partnership and Southpoint Offshore Operating Fund, LP, a Cayman Islands exempted limited partnership.

10.8**	Registration Rights Agreement, dated as of February 18, 2005, by and among the Company and Harbert Distressed Investment Master Fund, Ltd., a Cayman Islands exempt company, and Alpha US Sub Fund VI, LLC, a Delaware limited liability company.

10.9**	Credit Agreement, dated as of March 11, 2005, by and among the Company, each lender from time to time party thereto and Bank of America, N.A., as agent.

10.10**	Stock Purchase Agreement, dated as of February 17, 2005, by and among the Company, Harbert Distressed Investment Master Fund, Ltd and Alpha US Sub Fund VI, LLC.

10.11**	Stock Purchase Agreement, dated as of February 22, 2005, by and among the Company, Southpoint Fund LP, Southpoint Qualified Fund LP and Southpoint Offshore Operating Fund, LP.

14.0**	Code of Ethics.

21**	Subsidiaries of the Registrant.

23.1***	Consent of Grant Thornton LLP.

23.2***	Consent of Hogan & Slovacek.

23.3***	Consent of Netherland, Sewell & Associates, Inc.

Exhibit Number	Description

31.1***	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2***	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1***	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2***	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed with Amendment No. 1 to Form 10-KSB.
**	Filed with original Form 10-KSB.
***	Filed herewith.

(b)	Reports on Form 8K

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

GULFPORT ENERGY CORPORATION

Date:	December 29, 2005	By:	/s/ James D. Palm
James D. Palm Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GULFPORT ENERGY CORPORATION

Date:	December 29, 2005	By:	/s/ James D. Palm
James D. Palm Chief Executive Officer

Date:	December 29, 2005	By:	/s/ Robert E. Brooks
Robert E. Brooks Director

Date:	December 29, 2005	By:	/s/ David L. Houston
David L. Houston Director

Date:	December 29, 2005	By:	/s/ Mickey Liddell
Mickey Liddell Director

Date:	December 29, 2005	By:	/s/ Dan Noles
Dan Noles Director

Date:	December 29, 2005	By:	/s/ Michael G. Moore
Michael G. Moore Vice President and Chief Financial Officer

Date:	December 29, 2005	By:	/s/ Mike Liddell
Mike Liddell Director