Form 10QSB
period 2006-09-30
GULFPORT ENERGY CORP
filed 2006-11-13
CIK 874499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 13, 2006, 33,177,886 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

GULFPORT ENERGY CORPORATION

FORM 10-QSB QUARTERLY REPORT

GULFPORT ENERGY CORPORATION

BALANCE SHEET

September 30, 2006
(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,097,000
Accounts receivable	7,553,000
Insurance settlement receivables	2,788,000
Accounts receivable - related party	3,846,000
Prepaid expenses and other current assets	786,000
Short-term derivative instruments	96,000

Total current assets	21,166,000

Property and equipment:
Oil and natural gas properties, full-cost accounting	225,728,000
Other property and equipment	6,628,000
Accumulated depletion, depreciation and amortization	(95,387,000)

Property and equipment, net	136,969,000

Other assets	17,016,000

Total assets	$175,151,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$20,062,000
Asset retirement obligation - current	480,000
Current maturities of long-term debt	499,000

Total current liabilities	21,041,000

Asset retirement obligation - long-term	8,196,000
Long-term debt, net of current maturities	28,762,000

Total liabilities	57,999,000

Commitments and contingencies (Note 8)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A ; 0 issued and outstanding	—
Stockholders’ equity:
Common stock - $.01 par value, 55,000,000 authorized, 33,101,229 issued and outstanding	331,000
Paid-in capital	130,084,000
Accumulated other comprehensive income	279,000
Accumulated deficit	(13,542,000)

Total stockholders’ equity	117,152,000

Total liabilities and stockholders’ equity	$175,151,000

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Gas sales	$2,371,000	$1,694,000	$3,418,000	$2,819,000
Oil and condensate sales	21,653,000	9,795,000	39,404,000	23,294,000
Other income (expense)	(36,000)	30,000	(19,000)	126,000

	23,988,000	11,519,000	42,803,000	26,239,000

Costs and expenses:
Lease operating expenses	2,954,000	2,207,000	6,559,000	6,234,000
Production taxes	2,936,000	1,300,000	5,422,000	3,134,000
Depreciation, depletion, and amortization	4,488,000	1,696,000	8,224,000	4,448,000
General and administrative	717,000	179,000	2,232,000	874,000
Accretion expense	149,000	116,000	447,000	349,000

	11,244,000	5,498,000	22,884,000	15,039,000

INCOME FROM OPERATIONS:	12,744,000	6,021,000	19,919,000	11,200,000

OTHER (INCOME) EXPENSE:
Interest expense	644,000	54,000	1,312,000	175,000
Interest expense - preferred stock	—	—	—	272,000
Business interruption insurance recoveries	(332,000)	—	(3,601,000)	—
Interest income	(85,000)	(78,000)	(196,000)	(232,000)

	227,000	(24,000)	(2,485,000)	215,000

INCOME BEFORE INCOME TAXES	12,517,000	6,045,000	22,404,000	10,985,000

INCOME TAX EXPENSE:	—	—	—	—

NET INCOME	$12,517,000	$6,045,000	$22,404,000	$10,985,000

NET INCOME PER COMMON SHARE:
Basic	$0.38	$0.19	$0.69	$0.37

Diluted	$0.37	$0.18	$0.66	$0.36

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional Paid-in Capital	Notes Receivable for Exercise of Options	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2004	20,146,566	$201,000	$95,737,000	—	—	$(46,841,000)	$49,097,000
Net income	—	—	—	—	—	10,985,000	10,985,000
Other Comprehensive Income:
Fair value of derivative instruments	—	—	—	—	(1,584,000)	—	(1,584,000)
Reclassification of settled contracts	—	—	—	—	26,000	—	26,000
Loss on hedging ineffectiveness	—	—	—	—	39,000	—	39,000

Total Comprehensive Income							9,466,000
Issuance of Common Stock	4,000,000	40,000	13,960,000	—	—	—	14,000,000
Issuance of Common Stock through exercise of warrants	7,736,621	78,000	9,129,000	—	—	—	9,207,000
Issuance of Common Stock through exercise of options	63,167	—	105,000	(105,000)	—	—	—
Repayment of Notes Receivable for Stock	—	—	—	65,000	—	—	65,000

Balance at September 30, 2005	31,946,354	$319,000	$118,931,000	$(40,000)	$(1,519,000)	$(35,856,000)	$81,835,000

Balance at December 31, 2005	32,168,203	$322,000	$119,192,000	$—	$759,000	$(35,946,000)	$84,327,000
Net income	—	—	—	—	—	22,404,000	22,404,000
Other Comprehensive Income
Unrealized gain on hedges	—	—	—	—	78,000	—	78,000
Deferred gain on settled contracts	—	—	—	—	(114,000)	—	(114,000)
Loss on hedging ineffectiveness	—	—	—	—	159,000	—	159,000
Reclassification adjustment on settled hedges	—	—	—	—	(603,000)	—	(603,000)

Total Comprehensive Income							21,924,000
Stock Compensation	—	—	763,000	—	—	—	763,000
Issuance of Common Stock in public offering, net of related expenses of $479,000	790,000	8,000	9,964,000	—	—	—	9,972,000
Issuance of Restricted Stock	14,842	—	—	—	—	—	—
Issuance of Common Stock through exercise of warrants	113,852	1,000	120,000	—	—	—	121,000
Issuance of Common Stock through exercise of options	14,332	—	45,000	—	—	—	45,000

Balance at September 30, 2006	33,101,229	$331,000	$130,084,000	$—	$279,000	$(13,542,000)	$117,152,000

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$22,404,000	$10,985,000
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount - Asset Retirement Obligation	447,000	349,000
Interest expense - preferred stock	—	272,000
Depletion, depreciation and amortization	8,224,000	4,448,000
Stock-based compensation expense	568,000	—
Loss from equity investments	39,000	—
Unrealized loss on hedge ineffectiveness	159,000	39,000
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(6,577,000)	(92,000)
Decrease in business interruption insurance settlement receivable	1,710,000	—
(Increase) in accounts receivable - related party	(476,000)	(856,000)
(Increase) in prepaid expenses	(304,000)	(274,000)
(Increase) in deposits	(3,000)	(292,000)
Increase in accounts payable and accrued liabilities	2,527,000	3,614,000
Decrease in deferred hedge gain	(114,000)	—
Settlement of asset retirement obligation	(670,000)	(741,000)

Net cash provided by operating activities	27,934,000	17,452,000

Cash flows from investing activities:
Additions to cash held in escrow	(73,000)	(371,000)
Additions to other property, plant and equipment	(472,000)	(361,000)
Additions to oil and gas properties	(42,387,000)	(24,590,000)
Proceeds from sale of oil and gas properties	—	70,000
Investment in Grizzly Oil Sands ULC	(8,199,000)	—
Investment in Tatex Thailand II, LLC	(678,000)	(2,496,000)
Investment in Windsor Bakken LLC	(1,346,000)	—

Net cash used in investing activities	(53,155,000)	(27,748,000)

Cash flows from financing activities:
Principal payments on borrowings	(10,780,000)	(152,000)
Borrowings on note payable	29,841,000	—
Redemption of Series A, Preferred Stock	—	(14,292,000)
Proceeds from issuance of common stock, net of offering costs of $479,000, and exercise of stock options	10,138,000	23,272,000

Net cash provided by financing activities	29,199,000	8,828,000

Net increase (decrease) in cash and cash equivalents	3,978,000	(1,468,000)

Cash and cash equivalents at beginning of period	2,119,000	7,542,000

Cash and cash equivalents at end of period	$6,097,000	$6,074,000

Supplemental disclosure of cash flow information:
Interest payments	$1,312,000	$175,000

Supplemental disclosure of non-cash transactions:
Payment of Series A Preferred Stock dividends through issuance of Series A Preferred Stock	$—	$272,000

Asset retirement obligation capitalized	$290,000	$461,000

Notes receivable for exercise of options	$—	$105,000

See accompanying notes to financial statements.

GULFPORT ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

These financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company’s most recent annual report on Form 10-KSB. Results for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results expected for the full year.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$6,045,000	$10,985,000

Stock-based employee compensation expense	$69,000	$161,000

Net income, pro forma	$5,976,000	$10,824,000

Net income per share:
As reported:
Basic	$0.19	$0.37
Diluted	$0.18	$0.36
Pro forma:
Basic	$0.19	$0.36
Diluted	$0.18	$0.35

2. INSURANCE SETTLEMENT RECEIVABLES

The Company sustained damage to both its Hackberry field located in Cameron Parish, Louisiana and its West Cote Blanche Bay (“WCBB”) field located in St. Mary Parish, Louisiana as a result of Hurricane Rita in September 2005. As of September 30, 2006, the Company had incurred costs of $11,019,000 relating to the damage to the fields and facilities. Of this amount, $250,000 represents insurance deductible amounts that were expensed to lease operating expenses in 2005. During the nine months ended September 30, 2006, the Company received $5,716,000 in insurance proceeds related to physical damage which are reflected as investing activity in the statements of cash flows. Approximately $2,265,000 of costs incurred during third quarter 2006 related to the damage to fields and facilities is not expected to be reimbursed by insurance and is included in the full cost pool. The remaining $2,788,000 is included in insurance settlement receivables in the accompanying balance sheet at September 30, 2006. Subsequent to September 30, 2006, the Company has received $264,000 in insurance proceeds for physical damage. Based upon consultations with insurance adjustors and a review of policies, the Company believes the entire amount receivable at September 30, 2006 will be recovered through insurance proceeds.

The Company maintained business interruption insurance to cover lost production revenue in the event of shut-in production. The business interruption insurance began 60 days after the occurrence of the insurable event, subject to a daily limit of $45,000 and had a maximum coverage of 180 days. Coverage began on November 24, 2005 for shut-in production caused by Hurricane Rita. During the three month and nine month periods ended September 30, 2006, the Company recognized $332,000 and $3,601,000, respectively, of business interruption insurance proceeds in other income in the statements of income. As of September 30, 2006, the Company had received proceeds of $5,311,000 ($1,710,000 of which was accrued in 2005) related to business interruption for the period of November 24, 2005 to May 1, 2006. Such recoveries are presented as operating cash flows in the statements of cash flows.

3. ACCOUNTS RECEIVABLE – RELATED PARTY

Included in the accompanying September 30, 2006 balance sheet are amounts receivable from affiliates of the Company. These receivables represent amounts billed by the Company for general and administrative functions, such as accounting, human resources, legal, and technical support, performed by Gulfport’s personnel on behalf of the affiliates. As of September 30, 2006, this receivable amount totaled $3,846,000. The Company was reimbursed $3,118,000 and $7,680,000 for the three months and nine months ended September 30, 2006, respectively, for general and administrative functions which are reflected as a reduction of general and administrative expenses in the statements of income. For the three months and nine months ended September 30, 2005, the Company was reimbursed $1,392,000 and $3,823,000, respectively.

Effective April 1, 2005, the Company entered into an administrative services agreement with Bronco Drilling Company, Inc. (“Bronco”), which was amended on January 1, 2006 and terminated effective April 1, 2006. Under the amended agreement, the Company’s services for Bronco included accounting, human resources, legal and technical support. In return for the services rendered by the Company, Bronco paid the Company an annual fee of approximately $150,000, payable in equal monthly installments during the term of the agreement. In addition, Bronco leased approximately 2,500 square feet of office space from the Company for which it paid the Company annual rent of approximately $44,000, payable in equal monthly installments. The services provided to Bronco and the fees for such services could be amended by mutual agreement of the parties. The administrative services agreement had a three-year term, and upon expiration of that term the agreement would continue on a month-to-month basis until cancelled by either party with at least 30 days prior written notice. The administrative services agreement was terminable (1) by Bronco at any time with at least 30 days prior written notice to the Company and (2) by either party if the other party was in material breach and such breach has not been cured within 30 days of receipt of written notice of such breach. The Company was reimbursed approximately $49,000 in consideration for those services during the nine months ended September 30, 2006 and $109,000 and $261,000 for the three and nine months ended September 30, 2005, respectively. This amount is reflected as a reduction of general and administrative expenses in the statements of income.

4. PROPERTY AND EQUIPMENT

The major categories of property and equipment and related accumulated depreciation, depletion and amortization as of September 30, 2006 are as follows:

September 30, 2006
Oil and gas properties	$225,728,000
Office furniture and fixtures	2,442,000
Building	3,926,000
Land	260,000

Total property and equipment	232,356,000

Accumulated depreciation, depletion, amortization and impairment reserve	(95,387,000)

Property and equipment, net	$136,969,000

Included in oil and gas propeties at September 30, 2006 is the cumulative capitalization of $3,623,000 in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $251,000 and $671,000 for the three months and nine months ended September 30, 2006, respectively and $37,000 and $197,000 for the three months and nine months ended September 30, 2005, respectively.

A reconciliation of the asset retirement obligation for the nine months ended September 30, 2006, is as follows:

Asset retirement obligation, December 31, 2005	$8,609,000
Liabilities incurred	290,000
Liabilities settled	(670,000)
Accretion expense	447,000

Asset retirement obligation, September 30, 2006	8,676,000

Less: current portion	480,000

Asset retirement obligation, long-term	$8,196,000

5. OTHER ASSETS

Other assets consist of the following as of September 30, 2006:

Plugging and abandonment escrow account on the WCBB properties (Note 8)	$2,951,000
Investment in Tatex Thailand II, LLC	3,179,000
Investment in Windsor Bakken, LLC	2,382,000
Investment in Grizzly Oil Sands ULC	8,189,000
Certificates of Deposit securing letter of credit	200,000
Deposits	115,000

$17,016,000

Tatex Thailand II, LLC

During 2005, the Company purchased a 23.5% ownership interest in Tatex Thailand II, LLC (“Tatex”) at a cost of $2,400,000. The remaining interests in Tatex are owned by other entities controlled by Wexford Capital LLC, an affiliate of Gulfport. Tatex, a non-public entity, holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering three million acres which includes the Phu Horm field. During the three months and nine months ended September 30, 2006, Gulfport paid $238,000 and $678,000, respectively, in cash calls, bringing its total investment in Tatex (including previous cash calls) to $3,179,000.

Windsor Bakken, LLC

During 2005, the Company purchased a 20% ownership interest in Windsor Bakken, LLC (“Bakken”). The remaining interests in Bakken are owned by other entities controlled by Wexford Capital LLC, an affiliate of Gulfport. In 2005 and 2006, Bakken acquired leases on undeveloped acreage in the Williston Basin areas of western North Dakota and eastern Montana. As of September 30, 2006, Gulfport’s net investment in Bakken is $2,382,000.

Grizzly Oil Sands ULC

During third quarter 2006, the Company, through its wholly owned subsidiary Grizzly Holdings Inc., purchased a 25% interest in Grizzly Oils Sands ULC (“Grizzly”), a Canadian unlimited liability company, for approximately $8.2 million. The remaining interests in Grizzly are owned by other entities controlled by Wexford Capital LLC, an affiliate of Gulfport. During 2006, Grizzly acquired leases in the Athabasca region located in the Alberta Province near Fort McMurray within a few miles of other existing oil sands projects. As of September 30, 2006, Gulfport’s net investment in Grizzly is $8,189,000.

6. LONG-TERM DEBT

A break down of long-term debt as of September 30, 2006 is as follows:

Building loans (2)	$2,871,000
Reducing credit agreement (1)	22,849,000
Term loan (1)	3,541,000
Less: current maturities of long term debt	(499,000)

Debt reflected as long term	$28,762,000

Maturities of long-term debt as of September 30, 2006 are as follows:

2007	$499,000
2008	23,460,000
2009	605,000
2010	612,000
2011	2,947,000
Thereafter	1,138,000

$29,261,000

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

On March 11, 2005, Gulfport entered into a three-year secured reducing credit agreement providing for a $30.0 million revolving credit facility with Bank of America, N.A. Borrowings under the revolving credit facility are subject to a borrowing base limitation, which was initially set at $18.0 million, subject to adjustment. On November 1, 2005, the amount available under the borrowing base limitation was increased to $23.0 million and was redetermined without change on May 30, 2006. The credit facility has a term of three years and all principal amounts of revolving loans outstanding under the credit facility, together with all accrued and unpaid interest and fees will be due and payable on March 11, 2008. The Company makes quarterly interest payments on amounts borrowed under the facility. Amounts borrowed under the credit facility bear interest at Bank of America Prime plus 0.25% (8.50% at September 30, 2006). The Company’s obligations under the credit facility are collateralized by a lien on substantially all of the Company’s assets. The credit facility contains certain affirmative and negative covenants, including, but not limited to, the following financial covenants: (a) the ratio of current assets to current liabilities may not be less than 1.00 to 1.00; (b) the ratio of funded debt to EBITDAX (net income before deductions for taxes, excluding unrealized gains and losses related to trading securities and commodity hedges, plus depreciation, depletion, amortization and interest expense, plus exploration costs deducted in determining net income under full cost accounting) for a twelve month period may not be greater than 2.00 to 1.00; and (c) the ratio of EBITDAX to interest expense for a twelve month period may not be less than 3.00 to 1.00. The Company was in compliance with all covenants at September 30, 2006. As of September 30, 2006, approximately $22.8 million was outstanding under this facility, which is included in long-term debt, net of current maturities on the accompanying balance sheet. The Company has used the proceeds of borrowings under the credit facility for the exploration of oil and natural gas properties and other capital expenditures, acquisition opportunities, repair of damaged facilities and for other general corporate purposes.

On July 10, 2006, Gulfport entered into a $5 million term loan agreement with Bank of America, N.A. related to the purchase of new gas compressor units. The loan amortizes quarterly beginning March 31, 2007 on a straight-line basis over seven years based on the outstanding principal balance at December 31, 2006. The Company may draw on the note until the earlier to occur of a) the note is fully advanced, or b) December 31, 2006. Amounts borrowed bear interest at Bank of America Prime (8.25% at September 30, 2006). The Company makes quarterly interest payments on amounts borrowed under the agreement. The Company’s obligations under the agreement are collateralized by a lien on the compressor units. As of September 30, 2006, approximately $3,541,000 was outstanding under this agreement, of which $379,000 and $3,162,000 are included in current maturities of long-term debt and long-term debt, net of current maturities, respectively, on the accompanying balance sheet.

(2) The building loans include $46,000 related to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company’s Louisiana headquarters. This loan matures in February 2008 and bears interest at the rate of 5.75% per annum.

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

7. EARNINGS PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	For the Three Months Ended September 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Income attributable to common stock	$12,517,000	33,074,396	$0.38	$6,045,000	31,944,042	$0.19

Effect of dilutive securities:
Stock options	—	1,079,950		—	1,324,596

Diluted:
Income attributable to common stock, after assumed dilutions	$12,517,000	34,154,346	$0.37	$6,045,000	33,268,638	$0.18

	For the Nine Months Ended September 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Income attributable to common stock	$22,404,000	32,632,458	$0.69	$10,985,000	29,756,768	$0.37

Effect of dilutive securities:
Stock options	—	1,179,872		—	1,141,825

Diluted:
Income attributable to common stock, after assumed dilutions	$22,404,000	33,812,330	$0.66	$10,985,000	30,898,593	$0.36

Options to purchase 200,000 shares at $11.20 per share and 81,500 restricted shares were excluded from the calculation of dilutive earnings per share for the three month and nine month periods ended September 30, 2006 because they were anti-dilutive. Options to purchase 120,000 shares at $9.07 and 40,000 shares at $12.17 per share were also excluded for the calculation of dilutive earnings per shares for the three month period ended September 30, 2006 because they were anti-dilutive. During the three and nine month periods ended September 30, 2005, options to purchase 120,000 shares at $9.07 were excluded from the calculation of dilutive earnings per share because they were anti-dilutive.

8. COMMITMENTS AND CONTINGENCIES

Plugging and Abandonment Funds

In connection with the acquisition in 1997 of the remaining 50% interest in the WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2007, the Company can access the trust for use in plugging and abandonment charges associated with the property. As of September 30, 2006, the plugging and abandonment trust totaled approximately $2,951,000, including interest received during 2006 of approximately $73,000. The Company has plugged 231 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its minimum plugging obligation through March 2007.

Oil Royalty Payments

The Louisiana State Mineral Board (the “LSMB”) is disputing Gulfport’s royalty payments to the State of Louisiana resulting from the sale of oil under fixed price contracts. The LSMB maintains that Gulfport paid approximately $1,400,000 less in royalties under the fixed price contracts than the royalties Gulfport would have had to pay had it sold the oil at prevailing market rates. Gulfport has denied any liability to the LSMB for underpayment of royalties and has maintained that it was entitled to enter into the fixed price contracts with unrelated third parties and pay royalties based upon the sales proceeds from those contracts. In May 2006, Gulfport offered to settle the claim for $180,000 which has been accrued in accounts payable and accrued liabilities in the accompanying balance sheet. The LSMB rejected the offer, but continues to participate in discussions to resolve this dispute. Gulfport continues to believe that the dispute will be satisfactorily resolved, either through settlement, litigation or arbitration.

9. COMMON STOCK OPTIONS, RESTRICTED STOCK, WARRANTS, AND CHANGES IN CAPITALIZATION

Options

During the first quarter of 2006, the Company granted a total of 40,000 options for the purchase of shares of the Company’s common stock. The exercise price per share of these options is $12.17. The options vest in equal monthly installments over a three-year period and expire ten years after the date of grant. During August 2006, these options were cancelled and 6,666 restricted shares of the Company’s common stock were issued to the option holder. These shares were fully vested on the date of grant.

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

Restricted Stock

On May 16, 2006, the Company issued 57,000 shares of restricted common stock of the Company. These shares vest in equal monthly installments over a three-year period. During August and September 2006, 29,666 shares of restricted common stock were issued. These shares vest in equal monthly installments over a three-year period. On August 17, 2006, the Company issued an additional 6,666 shares of fully vested restricted common stock in connection with the cancellation of 40,000 options to purchase the Company’s common stock.

Exercise of Warrants

During the first quarter of 2006, the holders of warrants issued in 2002 in conjunction with a private placement offering exercised their warrants resulting in 12,171 net shares of the Company’s common stock issued. No proceeds were received by the Company related to the exercise of these warrants. During the third quarter of 2006, the holders of warrants exercised their warrants resulting in 101,681 net shares of the Company’s common stock issued. The Company received $121,000 related to this exercise which is reflected in cash flows from financing activities on the statements of cash flows. The Company had 60,550 warrants outstanding at September 30, 2006 which can be converted into 203,529 shares of common stock at current exercise price of $1.19 per share.

Sale of Common Stock

In May of 2006, the Company closed a public offering of 6,050,000 shares of common stock at a price of $14.00 per share. All shares were sold by the Company’s selling stockholders and the Company did not receive any proceeds. In connection with the offering, the Company granted the underwriters a 30-day option to purchase additional shares of the Company’s common stock to cover over-allotments, if any. On May 8, 2006, the underwriters exercised their option with respect to 790,000 shares. The Company received net proceeds of $10,452,000 from the sale of these shares on May 10, 2006 after deducting the underwriting discount and before offering expenses. These net proceeds were used to pay down existing debt under the Company’s credit facility.

10. STOCK-BASED COMPENSATION

As discussed in Note 1, on January 1, 2006, the Company changed its method of accounting for share-based compensation from the APB No. 25 intrinsic-value accounting method to the fair value recognition provisions of SFAS No. 123(R). During the three month and nine month periods ended September 30, 2006, the Company’s stock-based compensation expense was $395,000 and $763,000, respectively, of which the Company capitalized $107,000 and $195,000, respectively, relating to its exploration and development efforts, which reduced basic and diluted earnings per share by $0.01 and $0.02 for the three months and nine months ended September 30, 2006, respectively. Options and restricted common stock are reported as equity instruments and their fair value is amortized to expense using the straight line method over the vesting period. The shares of stock issued once the options are exercised will be authorized but unissued common stock.

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

The following table provides information relating to outstanding stock options for the nine months ended September 30, 2006:

September 30, 2006
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

The fair value of restricted common stock awards is based on the closing price of the Company’s common stock on date of the grant. The Company issued 57,000 restricted shares of common stock in May 2006 with a fair value of $756,000, which will be recorded as compensation expense over the three year vesting period of the restricted shares. In September 2006, 1,833 shares of unvested restricted shares issued during May 2006 were forfeited as a result of the termination of the recipient’s employment with the Company.

During August and September 2006, an additional 29,666 shares of restricted shares of common stock were issued with an aggregate fair value of $356,000, which will be recorded as compensation expenses over the three year vesting period of the restricted shares. During August 2006, the Company issued an additional 6,666 restricted shares in connection with the cancellation of 40,000 options. As the fair value of these restricted shares was less than the fair value of the cancelled options, the fair value of the original award was recognized in third quarter 2006 in accordance with SFAS 123(R). Approximately $151,000 related to this award modification was recognized as compensation expense during the third quarter of 2006 as these restricted shares were vested on the date of grant.

A summary of the status of stock options and related activity for the nine month period ended September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	1,558,773	$4.31
Granted	40,000	12.17
Cancelled	(40,000)	12.17
Exercised	(14,332)	3.14
Forfeited/expired	(25,817)	3.26

Options outstanding at September 30, 2006	1,518,624	$4.34	6.52	$11,008,000

Options exercisable at September 30, 2006	744,667	$3.23	4.53	$6,227,000

Unrecognized compensation expense as of September 30, 2006 related to outstanding stock options and restricted shares was $2,513,000. The expense is expected to be recognized over a weighted-average period of 1.79 years.

11. OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months and nine months ended September 30, 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$12,517,000	$6,045,000	$22,404,000	$10,985,000
Other comprehensive income (loss):
Fair value of derivative instruments	—	(1,584,000)	—	(1,584,000)
Unrealized gain on hedges	1,654,000	—	78,000	—
Deferred gain on settled contracts	(144,000)	—	(114,000)	—
(Gain) loss on hedging ineffectiveness	(4,000)	39,000	159,000	39,000
Reclassification of settled contracts	1,309,000	26,000	(603,000)	26,000

Total comprehensive income	$15,332,000	$4,526,000	$21,924,000	$9,466,000

12. ACCOUNTING STANDARDS YET TO BE ADOPTED

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends FASB Statements No. 133 and 140. SFAS No. 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS No. 155 will have on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under Generally Accepted Accounting Principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently assessing the impact of the adoption of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company’s financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be initially applied in the Company’s 2006 fourth quarter and it is anticipated that the Company will not record an adjustment.

13. FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Oil Price Hedging Activities

The Company established an oil price-hedging program in August 2005. The Company seeks to reduce its exposure to unfavorable changes in oil prices, which are subject to significant and often volatile fluctuation, by taking receive-fixed positions in price swap contracts. The Company pays the counterparty the excess of the oil market price over the fixed price and will receive the excess of the fixed price over the market price as defined in each contract. These contracts allow the Company to predict with greater certainty the effective oil prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. As of September 30, 2006, price swap contracts were in place to hedge 135,000 barrels (“Bbls”) of estimated future production during the remainder of 2006 at $64.05 per barrel.

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

The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the price swap contracts as of September 30, 2006.

Year Ending December 31, 2006
Contract volumes (Bbls)	135,000
Weighted average fixed price per Bbls[1]	$64.05
Fixed-price sales	$8,647,000
Fair value of hedging asset	$96,000

[1]	The prices to be realized for hedged production are expected to vary from the prices shown due to basis differentials.

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

All price swap contracts have been executed in connection with the Company’s oil price hedging program. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. For price swap contracts qualifying as cash flow hedges pursuant to SFAS 133, the realized contract profit or loss is included in oil sales in the period for which the underlying production was hedged. For the three and nine months ended September 30, 2006, there were net realized losses of $724,000 and $1,574,000 under price swap contracts, respectively. These losses included $144,000 and $191,000 of gains, respectively, that had previously been deferred within other comprehensive income and are further discussed in the subsequent paragraph.

The Company’s oil production was shut-in during the fourth quarter of 2005 and for a portion of the first quarter of 2006 due to Hurricane Rita’s impact on the Company’s facilities. In accordance with SFAS 133 Derivative Implementation Group Issue Number G3, certain extenuating circumstances that impact the timing of the forecasted transaction and are outside the control or influence of the Company permit the gain or loss related to the cash flow hedge being reported in accumulated other comprehensive income until the forecasted transaction is recognized in earnings. As a result, all fourth quarter 2005 and first quarter 2006 contract profits and losses (net gain of $114,000 and $77,000, respectively) remained in accumulated other comprehensive income at March 31, 2006. During the second quarter of 2006, production was restored and the Company recognized gains of $47,000 in the second quarter of 2006. The remaining deferred gain of $144,000 was recognized during the third quarter of 2006.

For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. During the three months and nine months ended September 30, 2006, a gain of $4,000 and a loss of $159,000, respectively, were recognized into earnings resulting from hedge ineffectiveness.

Contracts that do not qualify as cash flow hedges are adjusted to fair value through income. There were no contracts which did not qualify as cash flow hedges as of September 30, 2006.

Based upon market prices at September 30, 2006, the estimated amount of unrealized gains for price swap contracts shown as adjustments to other comprehensive income that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next three months is $96,000.

As part of the agreement with the counterparty, the Company has established a deposit account to cover margin calls if required. At September 30, 2006, the account totaled $3,200,000, which was returned to the Company subsequent to September 30, 2006.

In October 2006, the Company terminated the remaining three months of its hedging contracts. Through the termination of these remaining contracts the Company will receive a total of $566,000 of proceeds during the fourth quarter of 2006 resulting from the differential in the fixed hedged price of $64.05 per barrel and the market prices of the associated futures contracts at the date of the termination of these contracts. In accordance with SFAS 133, these amounts will be recognized into earnings during the fourth quarter of 2006, in which the hedged forecasted transactions will occur.

14. SUBSEQUENT EVENTS

In October 2006, an accident occurred north of our production facilities in the WCBB field in southern Louisiana involving two contracted vessels that were performing work on our behalf in the field. A tugboat and two barges laden with construction materials ruptured an underwater natural gas pipeline and a subsequent fire damaged the vessels. Four fatalities resulted from the accident. Although we temporarily shut-in all production from the field, the accident did not result in any damage to our WCBB facilities. Two lawsuits and a limitation of liability relating to this incident have been filed against Gulfport.

In November 2006, Cudd Pressure Control, Inc. filed a lawsuit against Gulfport and Great White Pressure Control LLC, an affiliate of the Company, among others, in the 129th Judicial District Harris County, Texas. The lawsuit alleges RICO violations and several other causes of action relating to an affiliate company’s employment of several former Cudd employees. The defendants in the suit are Ronnie Roles, Rocky Roles, Steve Winters, Bert Ballard, Nelson Britton, Michael Fields, Steve Bickle, Great White Pressure Control LLC and Gulfport. Gulfport has not yet been served with the Cudd lawsuit and has not filed a response to the lawsuit.

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

The WCBB field lies approximately five miles off the coast of Louisiana in a shallow bay with water depths averaging eight to ten feet. We own a 100% working interest (79.4% average net revenue interest, or NRI), and are the operator, in depths above the base of the 13900 Sand which is located at 11,320 feet. In addition, we own a 40.4% non-operated working interest (30.0% NRI) in depths below the base of the 13900 Sand, which is operated by Chevron Corporation. Our leasehold interests at WCBB contain 5,668 gross acres.

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

Recent Developments

Current Production. During the three months ended September 30, 2006, our net production was 319,992 barrels of oil and 360,299 thousand cubic feet of gas “Mcf,” or 380,042 BOE, compared to 215,093 barrels of oil and 100,120 Mcf of gas, or 231,779 BOE, for the three months ended June 30, 2006. Our total net production averaged approximately 3,900 BOE per day during October 2006 prior to the accident described below.

WCBB. On September 24, 2005, the tidal surge from Hurricane Rita caused damage to our WCBB facilities. Although we lost more than 150 days of production, our main tank batteries, which handled approximately 70% of our production before Hurricane Rita, became operational during the first quarter of 2006. We began returning wells to production during the first quarter of 2006, and as of November 8, 2006, almost all of the 57 active wells in the field prior to Hurricane Rita had been returned to production.

In July 2006, we drilled an 11,763 foot, higher risk, higher return exploratory gas target in our WCBB field. The well, while structurally high, did not find the anticipated sand. A subsequent sidetrack did not reach the target sand due to mechanical problems and has been temporarily abandoned. However, we currently believe the objective sand is a viable target, and we may attempt to test this zone in a future well. The existing borehole still has utility and value for sidetracks to test shallower zones, and we intend to formulate well paths to do so. We will continue to periodically drill our higher risk, higher return exploratory wells but do not anticipate drilling another deep test during the fourth quarter of 2006 or in 2007.

Through November 8, 2006, we have drilled a total of 25 developmental wells in our WCBB field in addition to one higher risk, higher return exploratory well described above, for 26 total wells. Of these 26 wells, 19 have been completed and are producing, two were not commercial, three are waiting on completion, one is in the process of being completed and one well was temporarily abandoned. Excluding the deep gas test, the 25 wells drilled in 2006 have had an estimated average cost per well of $1.5 million. We currently have one drilling rig at WCBB drilling one additional well for a total of 27 wells during 2006. On September 20, 2005, prior to Hurricane Rita, aggregate net production at WCBB was 2,204 BOE. On November 8, 2006, net production at WCBB was 3,341 BOE.

In October 2006, an accident occurred north of our production facilities in the WCBB field in southern Louisiana involving two contracted vessels that were performing work on our behalf in the field. A tugboat and two barges laden with construction materials ruptured an underwater natural gas pipeline and a subsequent fire damaged the vessels. Four fatalities resulted from the accident. Although we temporarily shut-in all production from the field, the accident did not result in any damage to our WCBB facilities. As of November 8, 2006, a large portion of our production has been restored at WCBB. We estimate that our production from the WCBB field is currently curtailed by approximately 900 BOE per day compared to production levels prior to the shut-in until repairs to the natural gas pipeline are complete. Repairs are currently estimated to be complete in December 2006.

East Hackberry Field. We currently have one drilling rig at East Hackberry and intend to drill at least one well in 2006. On September 20, 2005, prior to shutting-in our 11 producing East Hackberry wells in preparation for Hurricane Rita, aggregate net production was approximately 300 BOE per day. Production was re-established from six of these wells in November 2005. Due to damage to certain of our production facilities caused by Hurricane Rita, five wells in our State Lease 50 Block remain shut-in. Prior to being shut-in, these five wells had aggregate production of approximately 50 BOE per day. We budgeted $8.0 million to replace and upgrade certain of our East Hackberry facilities in connection with our 2006 drilling program. As of September 30, 2006, we had spent approximately $1.3 million. At East Hackberry, our net production averaged 113 BOE per day during October 2006. On November 8, 2006, net production at East Hackberry was 113 BOE.

West Hackberry Field. At West Hackberry, our net production averaged 55 BOE per day during October 2006. On November 8, 2006, our net production at West Hackberry was 64 barrels of oil.

Insurance Coverage. We sustained damage to both our Hackberry field located in Cameron Parish, Louisiana and our WCBB field located in St. Mary Parish, Louisiana as a result of Hurricane Rita in September 2005. As of September 30, 2006, we had incurred costs of approximately $11,019,000 relating to the damage to these fields and facilities. Of this amount, $250,000 represents insurance deductible amounts that were expensed to lease operating expenses in 2005. During the nine months ended September 30, 2006, we received $5,716,000 in insurance proceeds related to physical damage which is reflected in cash flows from investing activities in our statements of cash flows. Approximately $2,265,000 of costs incurred during third quarter 2006 related to damage to fields and facilities is not expected to be reimbursed by insurance and is included in the full cost pool.

The remaining $2,788,000 is included in insurance settlement receivables in the accompanying balance sheet at September 30, 2006. Subsequent to September 30, 2006, we have received $264,000 in insurance proceeds for physical damage. Based upon consultations with insurance adjustors and a review of the policies, we believe the $2,788,000 of insurance settlement receivable on the balance sheet will be recovered through insurance proceeds.

We also maintained business interruption insurance to cover lost production revenue in the event of shut-in production. The business interruption insurance begins 60 days after the occurrence of an insurable event, subject to a daily limit of $45,000 and had a maximum coverage of 180 days. Coverage began on November 24, 2005 for shut-in production caused by Hurricane Rita. During the nine month period ended September 30, 2006, we recognized $3,601,000 of business interruption insurance proceeds in other income in the statements of income. As of September 30, 2006, we have received proceeds of $5,311,000, $1,710,000 of which was accrued in 2005, related to business interruption for the period of November 24, 2005 to September 30, 2006. Such recoveries are presented as operating cash flows in the statements of cash flows.

Effective May 24, 2006, we renewed our platform and business interruption insurance. Due to the large increases in premiums, we reduced the amount of platform insurance coverage from $12.1 million to a total of $3.0 million in coverage. During replacement of our facilities, we attempted to rebuild our facilities to better enable them to withstand a similar hurricane with less damage. Additionally, our new policy now provides for $7.5 million of business interruption insurance coverage for a period of 45 days which begins after a waiting period of 90 days after the date of a qualifying event. Collectively, these coverages have a self-insured retention of $1.0 million.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2006 and 2005

We reported net income of $12,517,000 for the three months ended September 30, 2006, compared to $6,045,000 for the three months ended September 30, 2005. The 107% improvement in net income primarily reflects a 25% increase in the average oil price received to $67.67 per barrel for the three months ended September 30, 2006 from $54.04 per barrel for same period in 2005 and a 74% increase in net production to 380,042 BOE for the three months ended September 30, 2006 from 218,502 BOE for the same period in 2005.

Oil and Gas Revenues. For the three months ended September 30, 2006, we reported oil and gas revenues of $24,024,000, compared to revenues of $11,489,000 during the same period in 2005. This 109% increase in revenues is primarily attributable to a 25% increase in the average oil price received to $67.67 per barrel for the three months ended September 30, 2006 from $54.04 for the same period in 2005 and a 74% increase in net production to 380,042 BOE for the three months ended September 30, 2006 from 218,502 BOE for the same period in 2005, partially offset by a 13% decrease in the average price received for our natural gas. This increase in oil and gas production was the result of production from new wells brought on line subsequent to the 2005 period as a result of both our 2005 and 2006 drilling programs.

The following table summarizes our oil and natural gas production and related pricing for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30
	2006	2005
Oil production volumes (MBbls)	320	181
Gas production volumes (MMcf)	360	224
Average oil price (per Bbl)	$67.67	$54.04
Average gas price (per Mcf)	$6.58	$7.58

Lease Operating Expenses. Lease operating expenses not including production taxes increased to $2,954,000 for the three months ended September 30, 2006 from $2,207,000 for the same period in 2005. This increase was mainly due to increases in insurance costs and the general costs of labor and supplies in our operating area along the Louisiana Gulf Coast.

Production Taxes. Production taxes increased to $2,936,000 for the three months ended September 30, 2006 from $1,300,000 for the same period in 2005. This increase was directly related to a 109% increase in oil and gas revenues as a result of the 20% improvement in the price received per BOE as well as a 74% increase in BOE production for the three months ended September 30, 2006 compared to the same period in 2005.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased to $4,488,000 for the three months ended September 30, 2006, and consisted of $4,387,000 in depletion on oil and natural gas properties and $101,000 in depreciation of other property and equipment. This compares to total depreciation, depletion and amortization expense of $1,696,000 for the three months ended September 30, 2005. This increase was due primarily to an increase in our oil and natural gas property costs associated with our 2006 drilling program and an increase in our oil and gas production for the period.

General and Administrative Expenses. Net general and administrative expenses increased to $717,000 for the three months ended September 30, 2006 from $179,000 for the same period in 2005. This increase was due primarily to $395,000 of compensation expense recognized as a result of the implementation of SFAS No. 123(R), “Share Based Payment” and an increase in legal expenses and general increases in payroll costs and related benefits as a result of the increased number of our employees partially offset by decreases in other miscellaneous general and administrative expenses.

Accretion Expense. Accretion expense increased $33,000 to $149,000 for the three month period ended September 30, 2006 from $116,000 for the same period in 2005, due to a larger obligation at the beginning of 2006 compared to the beginning of 2005, resulting from the addition of future abandonment obligations on new wells drilled during 2005.

Interest Expense. Ordinary interest expense increased to $644,000 for the three months ended September 30, 2006 from $54,000 for the same period in 2005 due to an increase in average debt outstanding. At September 30, 2006, total debt outstanding under our facilities with Bank of America was approximately $26,390,000. At September 30, 2005, there was no debt outstanding under this facility.

Income Taxes. As of December 31, 2005, we had a net operating loss carry forward of approximately $98.7 million in addition to numerous temporary differences, which gave rise to a deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At December 31, 2005, a valuation allowance of $37.7 million had been provided for deferred tax assets. We had no income tax expense due to a change in the valuation allowance for deferred income taxes for the three months ended September 30, 2006.

Comparison of the Nine Months Ended September 30, 2006 and 2005

We reported net income of $22,404,000 for the nine months ended September 30, 2006, compared to $10,985,000 for the nine months ended September 30, 2005. This 104% increase in net income was due primarily to (1) a 42% increase in the average oil price received to $65.74 per barrel for the nine months ended September 30, 2006 from $46.19 per barrel for the same period in 2005, (2) a 20% increase in net production to 691,480 BOE for the nine months ended September 30, 2006 from 575,348 BOE for the same period in 2005 and (3) business interruption insurance recoveries of $3,601,000 due to Hurricane Rita.

Oil and Gas Revenues. For the nine months ended September 30, 2006, we reported oil and gas revenues of $42,822,000, compared to oil and gas revenues of $26,113,000 during the same period in 2005. This 64% increase in revenues is attributable to a 42% increase in the average oil price received to $65.74 per barrel for the nine months ended September 30, 2006 from $46.19 per barrel for the same period in 2005 and a 20% increase in net production to 691,480 BOE for the nine months ended September 30, 2006 from 575,348 BOE for the same period in 2005. This increase in oil and gas production was the result of production from new wells brought on line subsequent to the 2005 period as a result of both our 2005 and 2006 drilling programs. This increase in total production for the nine months ended September 30, 2006 was partially offset by production we were not able to bring on-line until repairs to the WCBB facilities damaged by Hurricane Rita were completed.

The following table summarizes our oil and natural gas production and related pricing for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30
	2006	2005
Oil production volumes (MBbls)	599	504
Gas production volumes (MMcf)	552	426
Average oil price (per Bbl)	$65.74	$46.19
Average gas price (per Mcf)	$6.19	$6.62

Lease Operating Expenses. Lease operating expenses not including production taxes increased to $6,559,000 for the nine months ended September 30, 2006 from $6,234,000 for the same period in 2005. This increase was mainly due to increases in insurance costs and the general costs of labor and supplies in our operating area along the Louisiana Gulf Coast.

Production Taxes. Production taxes increased to $5,422,000 for the nine months ended September 30, 2006 from $3,134,000 for the same period in 2005. This increase was directly related to a 64% increase in oil and gas revenues as a result of the 36% improvement in the price received per BOE and a 20% increase in BOE production for the nine months ended September 30, 2006 compared to the same period in 2005.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased to $8,224,000 for the nine months ended September 30, 2006, and consisted of $7,936,000 in depletion on oil and natural gas properties and $288,000 in depreciation of other property and equipment. This compares to total depreciation, depletion and amortization expense of $4,448,000 for the nine months ended September 30, 2005. This increase was due primarily to an increase in our oil and natural gas property costs associated with our 2006 drilling program and an increase in our oil and gas production for the period.

General and Administrative Expenses. Net general and administrative expenses increased to $2,232,000 for the nine months ended September 30, 2006 from $874,000 for the same period in 2005. This increase was due primarily to the $763,000 effect of the implementation of SFAS No. 123(R), “Share Based Payment”, legal expenses and corporate fees relating to our NASDAQ application and listing, and general increases in payroll costs and related benefits as a result of the increased number of our employees. These increases were partially offset by increases in general administrative reimbursements from our affiliates.

Accretion Expense. Accretion expense increased $98,000 to $447,000 for the nine month period ended September 30, 2006 from $349,000 for the same period in 2005, due to a larger obligation at the beginning of 2006 compared to the beginning of 2005, resulting from the addition of future abandonment obligations on new wells drilled during 2005.

Interest Expense. Ordinary interest expense increased to $1,312,000 for the nine months ended September 30, 2006 from $175,000 for the same period in 2005 due to an increase in average debt outstanding. At September 30, 2006, total debt outstanding under our facilities with Bank of America was $26,390,000. At September 30, 2005, there was no debt outstanding under this facility.

Interest Expense – Preferred Stock. During the nine months ended September 30, 2005, we incurred interest expense on preferred stock classified as a liability under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. During 2005, we redeemed all of the remaining outstanding shares of our Series A preferred stock. As a result, we incurred no interest expense relating to preferred stock during the nine months ended September 30, 2006 as compared to $272,000 in interest expense incurred during the same period in 2005.

Income Taxes. As of December 31, 2005, we had a net operating loss carry forward of approximately $98.7 million, in addition to numerous temporary differences, which gave rise to a deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At December 31, 2005, a valuation allowance of $37.7 million had been provided for deferred tax assets. We had no income tax expense due to a change in the valuation allowance for deferred income taxes for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Overview. Historically, our primary sources of funds have been cash flow from our producing oil and natural gas properties, the issuance of equity securities, borrowings under our bank and other credit facilities. Due to damage and business interruption resulting from Hurricane Rita during the fourth quarter of 2005 and the nine months ended September 30, 2006, recoveries under our insurance coverages have also provided a significant source of funds. Our ability to access any of these sources of funds can be significantly impacted by decreases in oil and natural gas prices or oil and gas production.

Net cash flow provided by operating activities was $27,934,000 for the nine months ended September 30, 2006, compared to net cash flow provided by operating activities of $17,452,000 for the same period in 2005. This increase was primarily the result of an increase in cash receipts from our oil and gas purchasers due to higher prices received for oil production and an increase in net production, partially offset by increases in cash paid for lease operating expenses and production taxes.

Net cash used in investing activities for the nine months ended September 30, 2006 was $53,155,000 compared to $27,748,000 for the same period in 2005. During the nine months ended September 30, 2006, we spent $42,387,000 in additions to oil and natural gas properties, of which $27,174,000 was spent on our 2006 drilling program, $3,538,000 of expenditures attributable to the wells drilled during 2005, $2,363,000 was spent on additions to oil and natural gas properties due to the hurricane net of insurance proceeds, $3,639,000 spent on new compressors for WCBB, with the remainder attributable mainly to plugging and abandonment costs, capitalized general and administrative expenses and recompletions and workovers. In addition, during the nine months ended September 30, 2006, we made investments of $678,000 in Tatex Thailand II, $1,346,000 in Windsor Bakken LLC, and $8,199,000 for our investment in Grizzly Oil Sands ULC. We used cash from operations, insurance recoveries and borrowings under our credit facility to fund our investing activities.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $29,199,000 compared to $8,828,000 for the same period in 2005. The 2006 amount provided by financing activities is attributable to draws of $29,841,000 on our credit facility with Bank of America and net proceeds of $10.4 million from the sale of shares as a result of the underwriters’ exercise of their over-allotment option in connection with our May 2006 underwritten public offering. These net proceeds were used to pay down existing debt under our credit facility. The $8,828,000 provided by financing activities during the nine months ended September 30, 2005 is attributable to net cash proceeds of approximately $23,272,000 from the issuance of common stock in two private placements and the exercise of the outstanding warrants, offset by the approximately $14,292,000 used to redeem all 14,292 outstanding shares of Series A preferred stock.

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

During the nine months ended September 30, 2006, the holders of warrants issued in 2002 in conjunction with a private placement offering exercised their warrants resulting in our issuance of 113,852 shares of common stock. We received $121,000 in connection with these exercises. We had 60,550 warrants outstanding at September 30, 2006 which are exercisable for 203,529 shares of our common stock at current exercise price of $1.19 per share, subject to adjustment.

Credit Facility. On March 11, 2005, we entered into a three-year secured reducing credit agreement providing for a $30.0 million revolving credit facility with Bank of America, N.A. Borrowings under the revolving credit facility are subject to a borrowing base limitation which was initially set at $18.0 million, subject to adjustment. On November 1, 2005, the amount available under the borrowing base limitation was increased to $23.0 million. On May 30, 2006, the lender completed a re-determination of our borrowing base and the availability continues to be

$23.0 million. The credit facility has a term of three years and all principal amounts of revolving loans outstanding under the credit facility, together with all accrued and unpaid interest and fees will be due and payable on March 11, 2008. Amounts borrowed under the credit facility bear interest at Bank of America prime plus 0.25% (8.5% at September 30, 2006). Our obligations under the credit facility are collateralized by a lien on substantially all of our assets. We have used the proceeds of borrowings under the credit facility for the exploration of oil and natural gas properties and other capital expenditures, acquisition opportunities, repair of damaged facilities and for other general corporate purposes. On May 11, 2006, we repaid $10.4 million of the outstanding indebtedness under the agreement with proceeds from the sale of our common stock pursuant to the exercise of the over-allotment option. As of September 30, 2006, $22,849,000 million was outstanding under this credit facility.

On July 10, 2006, we entered into a $5 million term loan agreement with Bank of America, N.A. related to the purchase of new gas compressor units. The loan amortizes quarterly beginning March 31, 2007 on a straight-line basis over seven years based on the outstanding principal balance at December 31, 2006. We may draw on the note until the earlier to occur of a) the note is fully advanced, or b) December 31, 2006. Amounts borrowed bear interest at Bank of America Prime (8.25% at September 30, 2006). We make quarterly interest payments on amounts borrowed under the agreement. Our obligations under the agreement are collateralized by a lien on the compressor units. As of September 30, 2006, approximately $3,541,000 was outstanding under this agreement.

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

Capital Expenditures. Our primary capital commitments over the past several years have related to the development of our proved reserves and obligations under our credit facilities and Series A preferred stock, which is no longer outstanding. Our recent capital commitments have related to replacement of our facilities damaged by the hurricane.

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

Our inventory of prospects includes approximately 119 wells at WCBB. The drilling schedule used in our December 31, 2005 reserve report anticipates that all of those wells will be drilled by 2015. During 2006, we intend to drill 27 wells at our WCBB field and one well at our East Hackberry field, recomplete 18 existing wells at our WCBB field and complete six wells that we drilled in 2005. As of November 8, 2006, we had drilled 26 total wells. Of the 26 wells drilled this year, 19 have been completed and are producing, two were not commercial, three are waiting on completion, one is in the process of being completed and one well was temporarily abandoned. We have purchased three new compressors at WCBB in 2006 and intend to purchase two additional compressors.

During 2005, we completed a proprietary 42 square mile 3-D seismic survey at East Hackberry for a total cost of approximately $5.0 million. Given that previous drilling activities at the East Hackberry field were undertaken without the benefit of modern seismic information, we believe that the newly acquired 3-D seismic data will enhance our probability of drilling success. We are evaluating the newly processed 3-D seismic data to identify additional drilling locations. Late in the third quarter of 2006, we moved one rig from WCBB to East Hackberry State Lease 50 to drill our first well. This well will target measured depths of approximately 13,000 feet using directional drilling techniques. We have budgeted approximately $3.0 million for this well. The 3-D seismic data also suggests the possibility of deep gas production and, as a result, we may drill a deep wildcat well after 2007. If productive, multiple offset locations could be drilled. We budgeted approximately $8.0 million during 2006 for new facilities and upgrades to existing facilities to support our proposed East Hackberry drilling program, and during the nine months ended September 30, 2006 we have spent $1.3 million.

To mitigate the effects of commodity price fluctuations, we have entered into price swap contracts to hedge 45,000 barrels of production per month from WCBB during 2006 with a fixed price of $64.05 per barrel. As part of the agreement with our counterparty, we have established a deposit account to cover margin calls if required. Under these arrangements, the counterparty may require us to post cash collateral approximately equal to the difference between the agreed contract price of $64.05 per barrel and a defined market price multiplied by the remaining barrels of oil under the open contracts. At September 30, 2006, the account totaled approximately $3,200,000 which was returned to us in October 2006. In October 2006, we terminated the remaining three months of our hedging contracts. Through the termination of these remaining contracts we will receive a total of $566,000 of proceeds during the fourth quarter of 2006 resulting from the differential in the fixed hedged price of $64.05 per barrel and the market prices of the associated futures contracts at the date of the termination of these contracts. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” these amounts will be recognized into earnings during the fourth quarter of 2006, in which the hedged forecasted transactions will occur.

During the third quarter of 2006, we purchased a 25% interest in Grizzly Oils Sands ULC, a Canadian unlimited liability company, for approximately $8.2 million. The remaining interests in Grizzly are owned by other entities controlled by Wexford Capital LLC, an affiliate of our company. During 2006, Grizzly acquired leases in the Athabasca region located in the Alberta Province near Fort McMurray within a few miles of other existing oil sands projects. As of September 30, 2006, our net investment in Grizzly was $8,189,000.

We believe that our cash on hand, insurance proceeds as described above under “Recent Developments—Insurance Coverage,” cash flow from operations, and borrowings under our credit facility will be sufficient to fund our capital expenditures for the remainder of 2006.

Commitments

In connection with the acquisition of the remaining 50% interest in WCBB, we assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2007, we can access the trust for use in plugging and abandonment charges associated with the property. As of September 30, 2006, the plugging and abandonment trust totaled approximately $2,951,000, including interest received during 2006 of approximately $73,000. We have plugged 231 wells at WCBB since we began our plugging program in 1997, which management believes fulfills its minimum plugging obligation through March 2007. In addition, we have letters of credit totaling $200,000 secured by certificates of deposit being held for plugging costs in the East Hackberry field. Once specific wells are plugged and abandoned, the $200,000 will be returned to us.

New Accounting Pronouncements

SFAS No. 123

Effective January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. SFAS No. 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized as equity or liabilities at the fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized as compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon our adoption of SFAS No. 123(R). During the first nine months of 2006, our stock-based compensation expense was $763,000.

SFAS No. 155

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which amends FASB Statements No. 133 and 140. SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We are currently assessing the impact that the adoption of SFAS 155 will have on our financial statements.

FIN 48

In June 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the effect of this Interpretation on its financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently assessing the impact of the adoption of SFAS No. 157.

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to our financial statements. Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact on our financial position, results of operations, or cash flows.

SAB No. 108

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be initially applied in the fourth quarter of 2006 and it is anticipated that we will not record an adjustment.

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

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Vice President and Chief Financial Officer have concluded that as of September 30, 2006, our disclosure controls and procedures are effective.

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

In October 2006, an accident occurred north of our production facilities in the WCBB field in southern Louisiana involving two contracted vessels that were performing work on our behalf in the field. A tugboat and two barges laden with construction materials ruptured an underwater natural gas pipeline and a subsequent fire damaged the vessels . Four fatalities resulted from the accident. The accident is currently under investigation by the NTSB and USCG; however, the following lawsuits relating to this incident have been filed:

•	On October 16, 2006, a lawsuit was filed in the 16th Judicial District Court for the Parish of St. Mary, Louisiana against us, Athena, and Central Boast seeking compensatory and punitive damages for claims related to the death of the plaintiff’s husband, a crewmember on the Athena barge. The suit alleges that the husband’s death was caused by the defendants’ negligence and the unseaworthiness of the barge to which he was assigned. Pursuant to the Blanket Time Charter between our company and Central Boat, Central Boat tendered the defense and indemnification of the lawsuit to us. We were served in November 2006. We have not responded to the lawsuit or Central Boat’s tender.

•	On October 22, 2006, a lawsuit was filed in United States District Court for the Southern District of Texas, Galveston Division against us, Central Boat, Diamondback Energy Services, L.L.C., one of our affiliates, Chevron Pipeline Company, Chevron USA, Inc., and ChevronTexaco Pipeline Holdings, Inc. This lawsuit relates to the death or presumed death of three individuals. These individuals were employed by Athena and were on the Athena barge at the time of the accident. The plaintiffs seek compensatory and punitive damages as a result of the alleged negligence of defendants. Central Boat has tendered the defense and indemnification of this lawsuit to Gulfport. Gulfport has not yet been served with this lawsuit and has not filed a response to the lawsuit or Central Boat’s tender.

•	In October 2006, Athena filed a limitation action in the United States District Court for the Eastern District of Louisiana, alleging that all losses and damages as a result of the pipeline incident were incurred without fault on its part. Furthermore, Athena claims the benefit of the limitation of liability provided for in 42 U.S.C. § 183 and seeks an injunction restraining filing commencement and further prosecution in any court of any lawsuit against Athena related to the pipeline incident. Although Central Boat has not yet filed a limitation action, we anticipate Central Boat will file in the near future a limitation action similar to that filed by Athena.

In November 2006, Cudd Pressure Control, Inc. filed a lawsuit against us and Great White Pressure Control LLC, one of our affiliates, among others, in the 129th Judicial District Harris County, Texas. The lawsuit alleges RICO violations and several other causes of action relating to an affiliate company’s employment of several former Cudd employees. The defendants in the suit are Ronnie Roles, Rocky Roles, Steve Winters, Bert Ballard, Nelson Britton, Michael Fields, Steve Bickle, Great White Pressure Control LLC and us. We have not yet been served with the Cudd lawsuit and have not filed a response to the lawsuit.

In addition to the above, we have been named as a defendant in various lawsuits related to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable.

(b)	Not Applicable.

(c)	We do not have a share repurchase program, and during the nine months ended September 30, 2006, we did not purchase any shares of our common stock.

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

Date: November 13, 2006	GULFPORT ENERGY CORPORATION

/s/ James D. Palm
James D. Palm
Chief Executive Officer

/s/ Michael G. Moore
Michael G. Moore
Chief Financial Officer