Form 10KSB/A
period 2006-12-31
GULFPORT ENERGY CORP
filed 2007-05-11
CIK 874499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

on

Form 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to certain sections of the Company’s 2007 Proxy Statement filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-KSB/A for the sole purpose of filing Exhibits 10.5 and 23.2 with the Securities and Exchange Commission, or the SEC. Exhibit 10.5 is being filed to replace the Exhibit 10.5 that had previously been filed erroneously and incorporated by reference into our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Exhibit 23.2 is being filed with this Amendment No. 1 as it was omitted from our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are including with this Amendment No. 1 on Form 10-KSB/A the certifications under Rule 13a-14(a) and Rule 13a-14(b) of the Exchange Act, which certifications have been re-executed by our Chief Executive Officer and Chief Financial Officer, respectively, as of the date of, and are refiled as part of, this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment No. 1 does not reflect events occurring after the filing of our Annual Report on Form 10-KSB or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Annual Report, and does not modify, amend or update in any way the financial statements or any other item or disclosures in our Annual Report on Form 10-KSB.

PART III

ITEM 13.	EXHIBITS

List the following documents filed as part of this report:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 12, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

10.1+	Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

10.2+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

10.3+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

10.4+	Form of Warrant Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

10.5+*	Employment Agreement, dated as of May 18, 1999 and effective as of June 1, 1999, by and between the Registrant and Mike Liddell.

10.6	Registration Rights Agreement, dated as of February 23, 2005, by and among the Company, Southpoint Fund LP, a Delaware limited partnership, Southpoint Qualified Fund LP, a Delaware limited partnership and Southpoint Offshore Operating Fund, LP, a Cayman Islands exempted limited partnership (incorporated by reference to Exhibit 10.7 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2005).

10.8	Credit Agreement, dated as of March 11, 2005, by and among the Company, each lender from time to time party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.9 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2005).

10.9	Administrative Services Agreement, effective as of April 1, 2005, by and between Bronco Drilling Company, Inc. and Gulfport Energy Corporation (incorporated by reference from Exhibit 10.1 of Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on August 15, 2005).

1

10.10	Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.3 of Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on November 11, 2005).

10.11	Amendment No. 1, dated February 14, 2006, to the Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.15 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2006).

14.0	Code of Ethics (incorporated by reference to Exhibit 14 of Form 8-K, File No. 000-19514, filed by the Company with the SEC on February 14, 2006).

21**	Subsidiaries of the Registrant.

23.1**	Consent of Grant Thornton LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.
**	Previously filed.
+	Management contract, compensatory plan or arrangement.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2007

GULFPORT ENERGY CORPORATION

By:	/s/ JAMES D. PALM
James D. Palm
Chief Executive Officer

3