Form 10-Q
period 2008-06-30
GULFPORT ENERGY CORP
filed 2008-08-08
CIK 874499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

As of August 1, 2008, 42,619,415 shares of common stock were outstanding.

GULFPORT ENERGY CORPORATION

i

GULFPORT ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$2,164,000	$2,764,000
Accounts receivable - oil and gas	11,507,000	10,510,000
Accounts receivable - related parties	386,000	2,208,000
Prepaid expenses and other current assets	1,798,000	1,346,000

Total current assets	15,855,000	16,828,000

Property and equipment:
Oil and natural gas properties, full-cost accounting, $39,031,000 and $37,278,000 excluded from amortization in 2008 and 2007, respectively	534,421,000	484,487,000
Other property and equipment	7,155,000	7,108,000
Accumulated depletion, depreciation and amortization	(149,016,000)	(129,496,000)

Property and equipment, net	392,560,000	362,099,000

Other assets
Equity investments	30,836,000	33,822,000
Other assets	7,815,000	6,388,000
Note receivable - related party	8,679,000	—

Total other assets	47,330,000	40,210,000

Total assets	$455,745,000	$419,137,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$27,054,000	$39,848,000
Asset retirement obligation - current	480,000	480,000
Current maturities of long-term debt	812,000	808,000

Total current liabilities	28,346,000	41,136,000

Asset retirement obligation - long-term	8,491,000	8,154,000
Long-term debt, net of current maturities	88,323,000	65,725,000

Total liabilities	125,160,000	115,015,000

Commitments and contingencies (Note 13)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock - $.01 par value, 55,000,000 authorized, 42,615,522 issued and outstanding in 2008 and 42,453,587 in 2007	426,000	424,000
Paid-in capital	272,837,000	271,807,000
Accumulated other comprehensive income	1,293,000	2,254,000
Retained earnings	56,029,000	29,637,000

Total stockholders’ equity	330,585,000	304,122,000

Total liabilities and stockholders’ equity	$455,745,000	$419,137,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Gas sales	$2,471,000	$1,385,000	$4,275,000	$2,493,000
Oil and condensate sales	32,628,000	23,634,000	61,282,000	42,888,000
Natural gas liquids sales	756,000	—	1,568,000	—
Other income (expense)	(53,000)	(10,000)	(205,000)	9,000

	35,802,000	25,009,000	66,920,000	45,390,000

Costs and expenses:
Lease operating expenses	4,805,000	3,942,000	8,544,000	7,119,000
Production taxes	3,997,000	3,025,000	7,428,000	5,470,000
Depreciation, depletion, and amortization	10,054,000	6,613,000	19,520,000	12,283,000
General and administrative	1,837,000	1,154,000	3,522,000	2,235,000
Accretion expense	140,000	139,000	277,000	277,000

	20,833,000	14,873,000	39,291,000	27,384,000

INCOME FROM OPERATIONS:	14,969,000	10,136,000	27,629,000	18,006,000

OTHER (INCOME) EXPENSE:
Interest expense	996,000	685,000	2,230,000	1,325,000
Insurance proceeds	(769,000)	—	(769,000)	—
Interest income	(144,000)	(119,000)	(224,000)	(229,000)

	83,000	566,000	1,237,000	1,096,000

INCOME BEFORE INCOME TAXES	14,886,000	9,570,000	26,392,000	16,910,000
INCOME TAX EXPENSE:	—	—	—	53,000

NET INCOME	$14,886,000	$9,570,000	$26,392,000	$16,857,000

NET INCOME PER COMMON SHARE:
Basic	$0.35	$0.27	$0.62	$0.48

Diluted	$0.35	$0.26	$0.61	$0.47

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2008	42,453,587	$424,000	$271,807,000	$2,254,000	$29,637,000	$304,122,000
Net income	—	—	—	—	26,392,000	26,392,000
Other Comprehensive Income:
Foreign currency translation adjustment	—	—	—	(961,000)	—	(961,000)

Total Comprehensive Income						25,431,000
Stock Compensation	—	—	550,000	—	—	550,000
Issuance of Restricted Stock	17,814	—	—	—	—	—
Issuance of Common Stock through exercise of options	144,121	2,000	480,000	—	—	482,000

Balance at June 30, 2008	42,615,522	$426,000	$272,837,000	$1,293,000	$56,029,000	$330,585,000

Balance at January 1, 2007	33,659,759	$337,000	$131,610,000	$—	$(8,138,000)	$123,809,000
Net income	—	—	—	—	16,857,000	16,857,000
Other Comprehensive Income:
Foreign currency translation adjustment	—	—	—	(926,000)	—	(926,000)

Total Comprehensive Income						15,931,000
Stock Compensation	—	—	581,000	—	—	581,000
Issuance of Common Stock in public offerings, net of related expenses of $350,000	3,047,500	30,000	41,789,000	—	—	41,819,000
Issuance of Restricted Stock	17,796	—	—	—	—	—
Issuance of Common Stock through exercise of options	181,565	2,000	714,000	—	—	716,000

Balance at June 30, 2007	36,906,620	$369,000	$174,694,000	$(926,000)	$8,719,000	$182,856,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$26,392,000	$16,857,000
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount - Asset Retirement Obligation	277,000	277,000
Depletion, depreciation and amortization	19,520,000	12,283,000
Stock-based compensation expense	330,000	424,000
Loss from equity investments	315,000	63,000
Interest income - note receivable	(134,000)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(997,000)	(3,054,000)
Decrease in accounts receivable - related party	1,822,000	740,000
Increase in prepaid expenses	(452,000)	(1,836,000)
(Decrease) increase in accounts payable and accrued liabilities	(1,032,000)	2,000
Settlements of asset retirement obligation	(324,000)	(872,000)

Net cash provided by operating activities	45,717,000	24,884,000

Cash flows from investing activities:
Additions to cash held in escrow	(26,000)	(63,000)
Additions to other property, plant and equipment	(47,000)	(298,000)
Additions to oil and gas properties	(59,874,000)	(59,551,000)
Proceeds from sale of oil and gas properties	—	500,000
Note receivable - related party	(8,675,000)	—
Investment in Grizzly Oil Sands ULC	(151,000)	(7,220,000)
Investment in Tatex Thailand II, LLC	232,000	(34,000)
Investment in Tatex Thailand III, LLC	(860,000)	—
Investment in Windsor Bakken, LLC	—	(4,000)

Net cash used in investing activities	(69,401,000)	(66,670,000)

Cash flows from financing activities:
Principal payments on borrowings	(398,000)	(30,739,000)
Borrowings on note payable	23,000,000	25,500,000
Proceeds from issuance of common stock, net of offering costs of $0 and $350,000, and exercise of stock options	482,000	42,535,000

Net cash provided by financing activities	23,084,000	37,296,000

Net increase (decrease) in cash and cash equivalents	(600,000)	(4,490,000)
Cash and cash equivalents at beginning of period	2,764,000	6,627,000

Cash and cash equivalents at end of period	$2,164,000	$2,137,000

Supplemental disclosure of cash flow information:
Interest payments	$2,366,000	$1,776,000

Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$220,000	$157,000

Asset retirement obligation capitalized	$384,000	$157,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These consolidated financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company’s most recent annual report on Form 10-K. Results for the three month and six month periods ended June 30, 2008 are not necessarily indicative of the results expected for the full year.

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

Included in the accompanying June 30, 2008 and December 31, 2007 consolidated balance sheets are amounts receivable from affiliates of the Company. These receivables represent amounts billed by the Company for general and administrative functions, such as accounting, human resources, legal, and technical support, performed by Gulfport’s personnel on behalf of the affiliates. These services are solely administrative in nature and for entities in which the Company has no property interests. The amounts reimbursed to the Company for these services are for the purpose of Gulfport recovering costs associated with the services and do not include the assessment of any fees or other amounts beyond the estimated costs of performing such services. At June 30, 2008 and December 31, 2007, these receivable amounts totaled $386,000 and $2,208,000, respectively. The Company was reimbursed $522,000 and $1,102,000 for the three months and six months ended June 30, 2008, respectively, for general and administrative functions which are reflected as a reduction of general and administrative expenses in the consolidated statements of operations and include the amounts under service contracts discussed below. For the three months and six months ended June 30, 2007, the Company was reimbursed $2,847,000 and $6,638,000, respectively.

The Company is a party to administrative service agreements with Caliber Development Company, LLC, Great White Energy Services LLC and Diamondback Energy Services LLC. Under the agreements, the Company’s services include accounting, human resources, legal and technical support. The services provided and the fees for such services can be amended by mutual agreement of the parties. Each administrative service agreement has a three-year term, and upon expiration of that term such agreement will continue on a month-to-month basis until cancelled by either party to such agreement with at least 30 days prior written notice. Each administrative service agreement is terminable (1) by the counterparty at any time with at least 30 days prior written notice to the Company and (2) by either party if the other party is in material breach and such breach has not been cured within 30 days of receipt of written notice of such breach.

The Company is a party to administrative service agreements with Stampede Farms LLC, Grizzly Oil Sands ULC, Everest Operations Management LLC and Tatex Thailand III, LLC. Under the agreements, the Company’s services include professional and technical support and office space. The services provided and the fees for such services can be amended by mutual agreement of the parties. Each administrative service agreement has a two-year term, and upon expiration of that term such agreement will continue on a month-to-month basis until cancelled by either party to such agreement with at least 60 days prior written notice. Each administrative service agreement is terminable (1) by the counterparty at any time with at least 30 days prior written notice to the Company and (2) by either party if the other party is in material breach and such breach has not been cured within 30 days of receipt of written notice of such breach.

The Company was reimbursed the amounts specified in the table below in consideration for the services under agreements referenced above for the three months and six months ended June 30, 2008 and 2007. These amounts are reflected as a reduction of general and administrative expenses in the consolidated statements of operations.

Agreement Effective Date	Entity	Three Months Ended June 30,		Six Months Ended June 30,
		2008	2007	2008	2007
2/9/2005	Caliber Development Company, LLC	$50,000	$194,000	$60,000	$391,000
7/22/2006	Great White Energy Services LLC	28,000	24,000	53,000	710,000
9/26/2006	Diamondback Energy Services LLC	—	—	10,000	—
3/1/2008	Stampede Farms LLC	16,000	—	159,000	—
3/1/2008	Grizzly Oil Sands ULC	66,000	183,000	325,000	298,000
3/1/2008	Everest Operations Management LLC	—	—	—	—
3/1/2008	Tatex Thailand III, LLC	—	—	—	—

3.	PROPERTY AND EQUIPMENT

The major categories of property and equipment and related accumulated depletion, depreciation and amortization as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Oil and gas properties	$534,421,000	$484,487,000
Office furniture and fixtures	2,969,000	2,922,000
Building	3,926,000	3,926,000
Land	260,000	260,000

Total property and equipment	541,576,000	491,595,000
Accumulated depreciation, depletion, amortization and impairment reserve	(149,016,000)	(129,496,000)

Property and equipment, net	$392,560,000	$362,099,000

Included in oil and gas properties at June 30, 2008 is the cumulative capitalization of $8,316,000 in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $1,224,000 and $2,347,000 for the three months and six months ended June 30, 2008, respectively, and $408,000 and $793,000 for the three months and six months ended June 30, 2007, respectively.

At June 30, 2008, approximately $2,186,000 of oil and gas properties related to the Company’s Belize properties is excluded from amortization as they relate to non-producing properties. In addition, approximately $32,433,000 of non-producing leasehold costs resulting from the Company’s acquisition of West Texas Permian properties is excluded from amortization at June 30, 2008. Approximately $4,412,000 of non-producing leasehold costs related to the Company’s Southern Louisiana, West Texas, and Williston Basin assets is also excluded from amortization at June 30, 2008.

A reconciliation of the asset retirement obligation for the six months ended June 30, 2008 and 2007 is as follows:

	June 30, 2008	June 30, 2007
Asset retirement obligation, beginning of period	$8,634,000	$8,858,000
Liabilities incurred	384,000	157,000
Liabilities settled	(324,000)	(872,000)
Accretion expense	277,000	277,000

Asset retirement obligation as of end of period	8,971,000	8,420,000

Less current portion	480,000	480,000

Asset retirement obligation, long-term	$8,491,000	$7,940,000

4.	EQUITY INVESTMENTS

Investments accounted for by the equity method consist of the following as of June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
Investment in Tatex Thailand II, LLC	$3,315,000	$3,553,000
Investment in Tatex Thailand III, LLC	860,000	—
Investment in Windsor Bakken, LLC	—	2,468,000
Investment in Grizzly Oil Sands ULC	26,661,000	27,801,000

	$30,836,000	$33,822,000

Tatex Thailand II, LLC

During 2005, the Company purchased a 23.5% ownership interest in Tatex Thailand II, LLC (“Tatex”) at a cost of $2,400,000. The remaining interests in Tatex are owned by entities controlled by Wexford Capital LLC (“Wexford”), an affiliate of Gulfport. Tatex, a non-public entity, holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering three million acres which includes the Phu Horm Field. During the six months ended June 30, 2008, Gulfport received $282,000 in distributions and paid $50,000 in cash calls, bringing its total investment in Tatex (including previous investments) to $3,315,000. The Company recognized a loss on equity investment of $6,000 for the six months ended June 30, 2008 which is included in other income (expense) in the consolidated statements of operations. The loss on equity investment related to Tatex was immaterial for the six months ended June 30, 2007.

Tatex Thailand III, LLC

During the first quarter of 2008, the Company purchased a 5% ownership interest in Tatex Thailand III, LLC (“Tatex III”) at a cost of $850,000. Approximately 68.7% of the remaining interests in Tatex III is owned by entities controlled by Wexford, an affiliate of Gulfport. During the six months ended June 30, 2008, Gulfport paid $10,000 in cash calls, bringing its total investment in Tatex to $860,000. The loss on equity investment related to Tatex III was immaterial for the six months ended June 30, 2008.

Windsor Bakken, LLC

During 2005, the Company purchased a 20% ownership interest in Windsor Bakken, LLC (“Bakken”). The remaining interests in Bakken are owned by entities controlled by Wexford, an affiliate of Gulfport. In 2005 and 2006, Bakken acquired leases on undeveloped acreage in the Williston Basin areas of western North Dakota and eastern Montana. Effective January 1, 2008, the Company acquired a direct, undivided 20% interest in Bakken’s assets in redemption of its 20% interest in Bakken. As a result, the Company recognized $2,468,000 of oil and natural gas assets which is included in oil and natural gas properties on the accompanying consolidated balance sheets.

Grizzly Oil Sands ULC

During the third quarter of 2006, the Company, through its wholly owned subsidiary Grizzly Holdings Inc., purchased a 24.9999% interest in Grizzly Oils Sands ULC (“Grizzly”), a Canadian unlimited liability company, for approximately $8.2 million.

The remaining interests in Grizzly are owned by entities controlled by Wexford, an affiliate of Gulfport. During 2006 and 2007, Grizzly acquired leases in the Athabasca region located in the Alberta Province near Fort McMurray near other oil sands development projects. Grizzly has commenced drilling of core holes for feasibility of oil production in five separate lease blocks but has not commenced development of operations. As of June 30, 2008, Gulfport’s net investment in Grizzly was $26,661,000. Grizzly’s functional currency is the Canadian dollar. The Company’s investment in Grizzly was increased by $241,000 as a result of a currency translation gain for the three months ended June 30, 2008 and decreased by $831,000 as a result of a currency translation loss for the six months ended June 30, 2008. The Company recognized a loss on equity investment of $127,000 and $309,000 for the three months and six months ended June 30, 2008, respectively, and $30,000 and $36,000 for the three months and six months ended June 30, 2007, respectively, which is included in other income (expense) in the consolidated statements of operations.

The Company, through its wholly owned subsidiary Grizzly Holdings Inc., entered into a loan agreement with Grizzly effective January 1, 2008. Under the agreement, Grizzly may borrow funds from the Company. Borrowed funds bear interest at LIBOR plus 400 basis points. Interest is paid on a paid-in-kind basis by increasing the outstanding balance of the loan. The loan matures on December 31, 2012. The Company loaned Grizzly approximately $8,675,000 during the six months ended June 30, 2008. The Company recognized interest income of approximately $107,000 and $134,000 for the three months and six months ended June 30, 2008, respectively, which is included in interest income in the consolidated statements of operations. The note balance was decreased by approximately $130,000 as a result of a currency translation loss for the six months ended June 30, 2008. The total $8,679,000 due from Grizzly is included in notes receivable – related party on the accompanying consolidated balance sheets.

5.	OTHER ASSETS

Other assets consist of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Plugging and abandonment escrow account on the WCBB properties (Note 13)	$3,130,000	$3,104,000
Certificates of Deposit securing letter of credit	200,000	200,000
Prepaid drilling costs	1,401,000	—
Deposits	3,084,000	3,084,000

	$7,815,000	$6,388,000

The Company is required to prepay certain drilling costs. Approximately $1,082,000 of the total $1,401,000 prepaid drilling costs were paid to Windsor Energy Group LLC, an affiliate of Gulfport’s, as operator of certain wells in the Bakken area.

6.	LONG-TERM DEBT

A breakdown of long-term debt as of June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
Reducing credit agreement (1)	$82,521,000	$59,521,000
Term loan (1)	3,941,000	4,294,000
Building loans (2)	2,673,000	2,718,000
Less: current maturities of long term debt	(812,000)	(808,000)

Debt reflected as long term	$88,323,000	$65,725,000

Maturities of long-term debt as of June 30, 2008 are as follows:

2009	$812,000
2010	83,339,000
2011	3,186,000
2012	714,000
2013	714,000
Thereafter	370,000

Total	$89,135,000

(1) On March 11, 2005, Gulfport entered into a three-year secured reducing credit agreement providing for a $30.0 million revolving credit facility with Bank of America, N.A. Borrowings under the revolving credit facility are subject to a borrowing base limitation, which was initially set at $18.0 million, subject to adjustment. On November 1, 2005, the amount available under the borrowing base limitation was increased to $23.0 million and was redetermined without change on May 30, 2006. On December 19, 2006, the amount available under the borrowing base limitation was increased to $30.0 million. Effective July 19, 2007, the credit facility was increased to $150.0 million and the amount available under the borrowing base limitation was increased to $60.0 million. On December 20, 2007, the amount available under the borrowing base limitation was increased to $90.0 million and the Eurodollar interest rate, which the Company elected to use on March 28, 2008, was reduced by 0.75%. In addition, the maturity date was extended from March 31, 2009 to March 31, 2010. The Company makes quarterly interest payments on amounts borrowed under the facility. Amounts borrowed under the credit facility bear interest at the Eurodollar rate plus 2.00% (4.785% at June 30, 2008). The Company’s obligations under the credit facility are collateralized by a lien on substantially all of the Company’s Louisiana and West Texas assets. The credit facility contains certain affirmative and negative covenants, including, but not limited to the following financial covenants: (a) the ratio of funded debt to EBITDAX (net income before deductions for taxes, excluding unrealized gains and losses related to trading securities and commodity hedges, plus depreciation, depletion, amortization and interest expense, plus exploration costs deducted in determining net income under full cost accounting) for a twelve–month period may not be greater than 2.00 to 1.00; and (b) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. The Company was in compliance with all covenants at June 30, 2008. As of June 30, 2008, approximately $82.5 million was outstanding under this facility, which is included in long-term debt, net of current maturities on the accompanying consolidated balance sheet.

On July 10, 2006, Gulfport entered into a $5.0 million term loan agreement with Bank of America, N.A. related to the purchase of new gas compressor units. The loan amortizes quarterly beginning March 31, 2007 on a straight-line basis over seven years based on the outstanding principal balance at December 31, 2006. The Company makes quarterly principal payments of approximately $176,000. Amounts borrowed bear interest at Bank of America Prime (5.00% at June 30, 2008). The Company makes quarterly interest payments on amounts borrowed under the agreement. The Company’s obligations under the agreement are collateralized by a lien on the compressor units. As of June 30, 2008, approximately $3.9 million was outstanding under this agreement.

(2) In June 2004, the Company purchased the office building it occupies in Oklahoma City, Oklahoma, for $3,700,000. One loan associated with this building matured in March 2006 and bore interest at the rate of 6% per annum, while the other loan matures in June 2011 and bears interest at the rate of 6.5% per annum. In addition, the building loans included a loan related to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company’s Louisiana headquarters. This loan bore interest at the rate of 5.75% per annum. The Company paid this loan in full during the third quarter of 2007, in advance of its February 2008 maturity date. The remaining building loan requires monthly interest and principal payments of approximately $23,000 and is collateralized by the Oklahoma City office building and associated land.

7.	COMMON STOCK OPTIONS, RESTRICTED STOCK, WARRANTS AND CHANGES IN CAPITALIZATION

Restricted Stock

On March 13, 2008, the Company granted 6,666 shares of restricted common stock of the Company, of which 740 shares vested on April 1, 2008 with the remaining shares vesting over 36 equal monthly installments beginning on May 1, 2008. All shares of restricted common stock of the Company were granted under the Amended and Restated 2005 Stock Incentive Plan.

8.	STOCK-BASED COMPENSATION

During the three months and six months ended June 30, 2008, the Company’s stock-based compensation was $281,000 and $550,000, respectively, of which the Company capitalized $112,000 and $220,000, respectively, relating to its exploration and development efforts. During the three months and six months ended June 30, 2007, the Company’s stock-based compensation was $313,000 and $581,000, respectively, of which the Company capitalized $85,000 and $157,000, respectively, relating to its exploration and development efforts. Stock based compensation included in general and administrative expense reduced basic and diluted earnings per share by $0.00 and $0.01 each for the three months and six months ended June 30, 2008, respectively, and by $0.01 and $0.01 each for the three months and six months ended June 30, 2007, respectively. Options and restricted common stock are reported as share based payments and their fair value is amortized to expense using the straight-line method over the vesting period. The shares of stock issued once the options are exercised will be from authorized but unissued common stock.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses certain assumptions. Expected volatilities are based on the historical volatility of the market price of Gulfport’s common stock over a period of time ending on the grant date. Based upon historical experience of the Company, the expected term of options granted is equal to the vesting period plus one year. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The 2005 Plan provides that all options must have an exercise price not less than the fair value of the Company’s common stock on the date of the grant.

No stock options were issued during the six months ended June 30, 2008 and 2007.

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

A summary of the status of stock options and related activity for the six months ended June 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	674,390	$6.22	6.97	$8,098,000

Granted	—
Exercised	(144,121)	3.34
Forfeited/expired	(7,889)	6.17

Options outstanding at June 30, 2008	522,380	$7.01	6.74	$4,920,000

Options exercisable at June 30, 2008	279,694	$9.26	6.79	$2,016,000

Unrecognized compensation expense as of June 30, 2008 related to outstanding stock options and restricted shares was $1,027,000. The expense is expected to be recognized over a weighted average period of 1.41 years.

The following table summarizes information about the stock options outstanding at June 30, 2008:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (in years)	Number Exercisable
$2.00	23,250	1.35	23,250
$3.36	234,241	6.56	26,000
$9.07	64,889	7.19	58,222
$11.20	200,000	7.42	172,222

	522,380		279,694

The following table summarizes restricted stock activity for the six months ended June 30, 2008:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2007	59,033	$13.94
Granted	6,666	13.30
Vested	(17,814)	13.47
Forfeited	(5,750)	14.37

Unvested shares as of June 30, 2008	42,135	$13.97

9.	EARNINGS PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	For the three months ended June 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income	$14,886,000	42,603,451	$0.35	$9,570,000	35,891,902	$0.27

Effect of dilutive securities:
Stock options and awards	—	462,186		—	700,446

Diluted:
Net income	$14,886,000	43,065,637	$0.35	$9,570,000	36,592,348	$0.26

	For the six months ended June 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income	$26,392,000	42,573,579	$0.62	$16,857,000	35,221,924	$0.48

Effect of dilutive securities:
Stock options and awards	—	485,534		—	663,790

Diluted:
Net income	$26,392,000	43,059,113	$0.61	$16,857,000	35,885,714	$0.47

There were no potential shares of common stock that were considered anti-dilutive during the three month and six month periods ended June 30, 2008 and 2007.

10.	OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$14,886,000	$9,570,000	$26,392,000	$16,857,000
Other comprehensive income (loss):
Foreign currency translation adjustment	111,000	(821,000)	(961,000)	(926,000)

Total comprehensive income	$14,997,000	$8,749,000	$25,431,000	$15,931,000

11.	NEW ACCOUNTING STANDARDS

Effective January 1, 2008, the Company implemented FASB SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. The Company elected to implement this Statement with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties; plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which fair value is used. The Company is currently assessing the impact, if any, of FSP No. FAS 157-2 in relation to nonfinancial assets and nonfinancial liabilities. The adoption of the provisions of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently assessing the impact, if any, of the adoption of SFAS No. 162.

12.	OPERATING LEASES

In October 2006, the Company began leasing the Louisiana building that it owns to an unrelated party. The cost of the building totaled approximately $217,000 and accumulated depreciation amounted to approximately $79,000 as of June 30, 2008. The lease commenced on October 15, 2006 and expires October 14, 2009, with equal monthly installments of $10,500. The future minimum lease payments to be received are as follows:

Fiscal year ending December 31

2008	$63,000
2009	94,500

$157,500

13.	COMMITMENTS AND CONTINGENCIES

In connection with the acquisition in 1997 of the remaining 50% interest in the WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company can access the trust for use in plugging and abandonment charges associated with the property. As of June 30, 2008, the plugging and abandonment trust totaled approximately $3,130,000, including interest received during 2008 of approximately $31,000. The Company has plugged 253 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its minimum plugging obligation through March 31, 2008.

The Louisiana State Mineral Board (“LSMB”) is disputing Gulfport’s royalty payments to the State of Louisiana resulting from the sale of oil under fixed price contracts. The LSMB maintains that Gulfport paid approximately $1,400,000 less in royalties under the fixed price contracts than the royalties Gulfport would have had to pay had it sold the oil at prevailing market rates. Gulfport has denied any liability to the LSMB for underpayment of royalties and has maintained that it was entitled to enter into the fixed price contracts with unrelated third parties and pay royalties based upon the sales proceeds from those contracts. Gulfport met with the Attorney General on several occasions and recently reached a mutual settlement. In accordance with the settlement, Gulfport paid $250,000 during the second quarter of 2008, all of which was previously accrued in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Under the settlement, all future royalties will be paid at market price, regardless of the presence of fixed price contracts. The settlement was approved by the LSMB during its February 2008 session and executed on April 1, 2008, effectively closing the matter.

The Louisiana Department of Revenue (“LDR”) is disputing Gulfport’s severance tax payments to the State of Louisiana from the sale of oil under fixed price contracts. The LDR maintains that Gulfport paid approximately $1,799,000 less in severance taxes under the fixed price contracts than the severance taxes Gulfport would have had to pay had it sold the oil at prevailing market rates. Gulfport has denied any liability to the LDR for underpayment of severance taxes and has maintained that it was entitled to enter into the fixed price contracts with unrelated third parties and pay severance taxes based upon the sales proceeds from those contracts. Gulfport is currently awaiting response from the LDR.

Other Litigation

In November 2006, Cudd Pressure Control, Inc. (“Cudd”) filed a lawsuit against Gulfport and Great White Pressure Control LLC, an affiliate of the Company, among others, in the 129th Judicial District Harris County, Texas. The lawsuit was subsequently removed to the United States District Court for the Southern District of Texas (Houston Division). The lawsuit alleges RICO violations and several other causes of action relating to an affiliate company’s employment of several former Cudd employees. The defendants in the suit are Ronnie Roles, Rocky Roles, Steve Winters, Bert Ballard, Nelson Britton, Michael Fields, Steve Bickle, Great White Pressure Control LLC, and Gulfport. On stipulation by the parties, the plaintiff’s RICO claim was dismissed without prejudice by order of the court on February 14, 2007. Co-defendant, Steve Bickle, was dismissed from the case on July 18, 2007. The Company filed a motion for summary judgment on October 5, 2007. The Court entered a final interlocutory judgment in favor of all defendants, including Gulfport, on April 8, 2008. The judgment also allowed Gulfport to apply for attorney’s fees. The Court entered a final judgment on June 5, 2008, in favor of all defendants, including Gulfport. On June 6, 2008, Cudd filed a notice of appeal to the U.S. Court of Appeals.

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

In October 2006, an accident occurred north of the Company’s production facilities in the WCBB field in southern Louisiana involving two contracted vessels that were performing work on behalf of the Company in the field. A tugboat, the M/V Miss Megan, and two barges laden with construction materials ruptured an underwater natural gas pipeline and a subsequent fire damaged the vessels. Six fatalities resulted from the accident. The following lawsuits relating to this incident are currently pending before the courts:

•

On October 13, 2006, Athena Construction LLC (“Athena”) filed a limitation action in the United States District Court for the Eastern District of Louisiana, alleging that all losses and damages as a result of the pipeline incident were incurred without fault on its part. Furthermore, Athena claims the benefit of the limitation of liability provided for in 42 U.S.C. § 183 and seeks an injunction restraining filing commencement and further prosecution in any court of any lawsuit against Athena related to the pipeline incident. The limitation of liability action was subsequently transferred to the United States District Court for the Western District of Louisiana, which is where the case remains pending. On December 20, 2006, 4-K Marine LLC, as owner of the M/V Miss Megan, and Central Boat Rentals, Inc., as operator of the M/V Miss Megan also filed a limitation action in the Western District. On January 10, 2007, the Athena and the 4-K/Central Boat limitation proceedings were consolidated by order of the court. On May 5, 2007, Diamondback Energy Services LLC (“Diamondback”), an affiliate of Gulfport, filed an intervener with the Court to become a party to the suit. The remaining parties filed claims on July 9, 2007, which included claims by Nicholas Aucoin, one of the initial responders to the scene of the accident. On May 2, 2008, Gulfport reached a settlement with Athena and Diamondback. The settlement provided reimbursement to Gulfport for pipeline repair costs incurred as a result of the October 2006 accident.

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

On June 24, 2008, Gulfport filed six lawsuits in the 16th Judicial District Court for the Parish of St. Mary, Louisiana, against six individual overriding royalty interest owners. The suits seek reimbursement for overpayment to the interest owners.

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

Forward Sales Contracts

The Company was a party to forward sales contracts for the sale of 3,500 barrels of production per day for the months of January 2008 through May 2008 at a weighted average daily price of $70.29 per barrel before transportation costs. For June 2008, the Company had agreements to sell 3,500 barrels of production per day at a weighted average daily price of $71.69 per barrel before transportation costs. For the month of July 2008, the Company had agreements to sell 3,500 barrels of production per day at a weighted average daily price of $85.89 per barrel before transportation costs. For August 2008, Gulfport has agreements to sell 3,500 barrels of production per day at a weighted average daily price of $86.81 per barrel before transportation costs. For the period of September 2008 through December 2008, the Company has entered into forward sales contracts for the sale of 3,500 barrels of production per day in each such period at weighted average daily prices of $86.60 per barrel before transportation costs. For the period of January 2009 through December 2009, the Company has entered into agreements to sell 3,000 barrels of production per day at a weighted average daily price of $89.06 per barrel before transportation costs. These contracts require physical delivery of production quantities and are exempted from the provisions of SFAS 133 as normal sales of production.

14.	INSURANCE PROCEEDS

In May 2008, the Company received insurance proceeds of approximately $769,000 related to damages incurred resulting from the 2006 barge accident in its WCBB field. The costs associated with repairing the field were expensed to lease operating expenses as incurred in 2006 and 2007. The Company recognized the insurance proceeds in other (income) expense in the accompanying consolidated statements of operations.

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

Overview

We are an independent oil and natural gas exploration and production company with our principal producing properties located along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields, and in West Texas in the Permian Basin. We also hold a significant acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC and in the Bakken Shale, and have interests in entities that operate in Southeast Asia, including the Phu Horm gas field in Thailand. We seek to achieve reserve growth and increase our cash flow through our annual drilling programs.

Second Quarter 2008 Highlights and Other 2008 Developments

•	Revenues. Oil and natural gas revenues increased $10,836,000 to $35,855,000 for the three months ended June 30, 2008 from $25,019,000 for the three months ended June 30, 2007.

•	Net Income. Net income increased 56% to $14,886,000 for the three months ended June 30, 2008 from $9,570,000 for the three months ended June 30, 2007.

•	Production. Production increased 12% to 445,000 barrels of oil equivalent, or BOE, for the three months ended June 30, 2008 from 396,000 BOE for the three months ended June 30, 2007.

•

Tatex Entities. During 2005, we purchased a 23.5% ownership interest in Tatex Thailand II, LLC, or Tatex. The remaining interests in Tatex are owned by entities controlled by Wexford Capital, LLC, or Wexford, an affiliate of ours. Tatex, a privately held entity, holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC, or APICO, an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering three million acres which includes the Phu Horm Field. During 2008, we purchased a 5% ownership interest in Tatex Thailand III, LLC, or Tatex III, at a cost of $850,000. Approximately 68.7% of the remaining interests in Tatex III are owned by entities and individuals affiliated with Wexford.

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

•

Grizzly. During the third quarter of 2006, we, through our wholly owned subsidiary Grizzly Holdings Inc., purchased a 24.9999% interest in Grizzly Oils Sands ULC, or Grizzly, a Canadian unlimited liability company. The remaining interests in Grizzly are owned by entities controlled by Wexford. During 2006 and 2007, Grizzly acquired leases in the Athabasca region located in the Alberta Province near Fort McMurray within a few miles of other existing oil sands projects. As of July 30, 2008, Grizzly had approximately 512,000 acres under lease. Grizzly drilled an aggregate of 117 core holes during the 2006/2007 and 2007/2008 winter delineation drilling seasons and tested five separate lease blocks. Future plans currently include acquiring additional leases and the initial planning for the construction of a 10,000 barrel per day steam assisted gravity drainage facility, or SAGD, that could lead to initial production in 2011. Permitting for this initial SAGD facility is expected to commence later in 2008.

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

2008 Production and Drilling Activity

During the three months ended June 30, 2008, our total net production was 399,000 barrels of oil, 202,000 thousand cubic feet of gas, or Mcf, and 517,000 gallons of liquids, for a total 445,000 BOE, compared to 370,000 barrels of oil, 155,000 Mcf of gas and no liquids, for a total 396,000 BOE, for the three months ended June 30, 2007. Our total net production averaged approximately 4,886 BOE per day during the three months ended June 30, 2008 compared to 4,350 BOE per day during the same period in 2007.

WCBB. On August 1, 2008, we had drilled three wells, two of which were producing and one was waiting on completion. We were also drilling our fourth well in WCBB. We have also recompleted 32 wells. During 2008, we intend to drill a total of approximately 12 wells and recomplete approximately 60 existing wells.

Aggregate net production from the WCBB field during the three months ended June 30, 2008 was 360,000 BOE, or 3,961 BOE per day, approximately 94% of which was from oil and 6% of which was from natural gas. During July 2008, our average daily net production at WCBB was approximately 3,981 BOE, 96% of which was from oil and 4% of which was from natural gas.

East Hackberry Field. As of August 1, 2008 at East Hackberry, we had drilled five wells, of which two were producing and three were waiting on completion. We have also recompleted five existing wells during 2008.

Aggregate net production from the East Hackberry field during the three months ended June 30, 2008 was approximately 29,000 BOE, or 315 BOE per day, 85% of which was from oil and 15% of which was from natural gas. During July 2008, our average daily net production at East Hackberry was approximately 239 BOE, 99% of which was from oil and 1% of which was from natural gas.

West Hackberry Field. Aggregate net production from the West Hackberry field during the three months ended June 30, 2008 was approximately 5,000 BOE, or 54 BOE per day. During July 2008, our average daily net production at West Hackberry was approximately 50 BOE.

West Texas. On December 20, 2007, we completed the acquisition of strategic assets in West Texas in the Permian Basin for approximately $85 million, with an effective date of November 1, 2007. The final post closing adjustments occurred 90 days after the original closing date of December 20, 2007, or March 20, 2008, and the purchase price was adjusted accordingly. The total adjusted purchase price for the assets was $83.8 million. Through this transaction, we acquired 4,100 net acres with production at the time of acquisition from 32 gross wells, predominately from the Wolfcamp formation. Production in July 2008 was approximately 57% oil, 28% natural gas liquids and 15% natural gas. At December 31, 2007, Pinnacle Energy Services LLC, an independent petroleum engineering firm, estimated that proved reserves net to our interest in these assets were approximately 6.6 million BOE, of which 19.5% were classified as proved developed producing, or PDP. Proved undeveloped, or PUD, reserves included in this estimate were from 92 gross well locations on 40-acre units. The proved reserves are located in the Wolfcamp and Spraberry formations, which are generally characterized as long-lived, with predictable production profiles. We expect that approximately 17 to 22 net wells will be drilled on this acreage in 2008. The wells are expected to be drilled to approximately 10,400 feet at an estimated average gross completed well cost of $1.8 million. Year to date at Permian, 18 gross wells have been drilled. Twelve of those wells have been completed and two of those 12 have reached peak production. The other six wells are awaiting completion. We are currently drilling wells with each of our five rigs in the field.

Aggregate net production from the Permian field during the three months ended June 30, 2008 was approximately 44,000 BOE or 479 BOE per day. For July 2008, average daily net production at Permian was approximately 639 BOE.

Bakken. We have participated in 37 wells, which include 20 wells in Mountrail County, with an average interest of 2.4%. Windsor Energy, the operator of our acreage, moved a rig to the area and has now set pipe on the first completed Windsor Energy operated well. We own an approximately 15.5% working interest in this first well. Windsor Energy is now drilling its second operated well. We currently hold approximately 16,500 net acres, which includes approximately 4,290 acres in Mountrail County, in the Bakken play.

Aggregate net production from the Bakken play during the three months ended June 30, 2008 was approximately 6,000 BOE or 71 BOE per day. For July 2008, average daily net production in Bakken was approximately 105 BOE.

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

Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Net capitalized costs are limited to the estimated future net revenues, after income taxes, discounted at 10% per year, from proven oil and natural gas reserves and the cost of the properties not subject to amortization. Such capitalized costs, including the estimated future development costs and site remediation costs, if any, are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled $39,031,000 at June 30, 2008 and $37,278,000 at December 31, 2007. These costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.

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

The fair value of the liability associated with these retirement obligations is determined using significant assumptions, including current estimates of the plugging and abandonment or retirement, annual inflations of these costs, the productive life of the asset and our risk adjusted cost to settle such obligations discounted using our credit adjusted risk free interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. Revisions to the asset retirement obligation are recorded with an offsetting change to the carrying amount of the related long-lived asset, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long life of most of our oil and natural gas assets, the costs to ultimately retire these assets may vary significantly from previous estimates.

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

To mitigate the effects of commodity price fluctuations, for the month of July 2008, we had agreements to sell 3,500 barrels of production per day at a weighted average daily price of $85.89 per barrel before transportation costs. For August 2008, we have agreements to sell 3,500 barrels of production per day at a weighted average daily price of $86.81 per barrel before transportation costs. For the periods of September 2008 through December 2008, we have entered into forward sales contracts for the sale of 3,500 barrels of production per day in each such period at weighted average daily prices of $86.60 per barrel before transportation costs. Under these agreements we have committed to deliver approximately 62% of our estimated production for January through December 2008. For the period of January through December 2009, we entered into agreements to sell 3,000 barrels of production per day at a weighted average daily price of $89.06 per barrel before transportation costs. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These contracts require physical delivery of production quantities and are exempted from the provisions of SFAS 133 as normal sales of production.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2008 and 2007

We reported net income of $14,886,000 for the three months ended June 30, 2008, as compared to $9,570,000 for the three months ended June 30, 2007. This 56% increase in net income was due primarily to a 28% increase in realized BOE prices to $80.64 from $63.20 and a 12% increase in net production to 444,635 BOE for the quarter ended June 30, 2008 from 395,892 BOE for the quarter ended June 30, 2007.

Oil and Gas Revenues. For the three months ended June 30, 2008, we reported oil, natural gas and liquid revenues of $35,855,000 as compared to oil and natural gas revenues of $25,019,000 during the same period in 2007. This $10,836,000, or 43%, increase in revenues is primarily attributable to a 28% increase in realized BOE prices to $80.64 from $63.20 and a 12% increase in net production to 444,635 BOE for the quarter ended June 30, 2008 from 395,892 BOE for the quarter ended June 30, 2007.

The following table summarizes our oil and natural gas production and related pricing for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007:

	Three Months Ended June 30,
	2008	2007
Oil production volumes (MBbls)	399	370
Gas production volumes (MMcf)	202	155
Liquid production volumes (Gallons)	517	—
Oil Equivalents (Mboe)	445	396
Average oil price (per Bbl)	$81.85	$63.88
Average gas price (per Mcf)	$12.22	$8.91
Average liquids price (per gallon)	$1.46	$—
Oil Equivalents (per Mboe)	$80.64	$63.20

Lease Operating Expenses. Lease operating expenses not including production taxes increased to $4,805,000 for the three months ended June 30, 2008 from $3,942,000 for the same period in 2007. This increase is a result of increases in LOE workovers on existing wells, repairs to pumps and other equipment as well as an increase in the accrual for Louisiana property taxes due at year end.

Production Taxes. Production taxes increased to $3,997,000 for the three months ended June 30, 2008 from $3,025,000 for the same period in 2007. This increase was directly related to a 43% increase in oil and gas revenues as a result of the 28% increase in the average realized BOE price received and a 12% increase in production.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased to $10,054,000 for the three months ended June 30, 2008, and consisted of $9,986,000 in depletion on oil and natural gas properties and $68,000 in depreciation of other property and equipment. This compares to total depreciation, depletion and amortization expense of $6,613,000 for the three months ended June 30, 2007. This increase was due primarily to an increase in our production and an increase in our oil and natural gas property costs associated with our 2007 and 2008 drilling programs.

General and Administrative Expenses. Net general and administrative expenses increased to $1,837,000 for the three months ended June 30, 2008 from $1,154,000 for the same period in 2007. This increase was due primarily to increases in payroll costs and related benefits, increases in the total number of employees and a decrease in general and administrative reimbursements from our affiliates as well as an increase in franchise taxes and the Company’s match to its 401K program. These increases were partially offset by an increase in general and administrative overhead related to exploration and development activity capitalized to the full cost pool.

Accretion Expense. Accretion expense remained relatively unchanged at $140,000 for the three months ended June 30, 2008 compared to $139,000 for the same period in 2007.

Interest Expense. Interest expense increased to $996,000 for the three months ended June 30, 2008 from $685,000 for the same period in 2007 due primarily to an increase in average debt outstanding. Total debt outstanding under our facilities with Bank of America was $86.5 million as of June 30, 2008 and $29.7 million as of the same date in 2007. Total weighted debt outstanding under our facilities with Bank of America was $83.4 million for the three months ended June 30, 2008 and $28.9 million as of the same date in 2007.

Income Taxes. As of June 30, 2008, we had a net operating loss carry forward of approximately $93.0 million, in addition to numerous temporary differences, which gave rise to a deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At June 30, 2008, a valuation allowance of $9.8 million had been provided for deferred tax assets. We had no income tax expense for the three months ended June 30, 2008.

Comparison of the Six Months Ended June 30, 2008 and 2007

We reported net income of $26,392,000 for the six months ended June 30, 2008, as compared to $16,857,000 for the six months ended June 30, 2007. This 57% increase in net income was due primarily to a 30% increase in realized BOE prices to $77.37 from $59.42 and a 14% increase in net production to 867,543 BOE for the six months ended June 30, 2008 from 763,736 BOE for the same period in 2007.

Oil and Gas Revenues. For the six months ended June 30, 2008, we reported oil, natural gas and liquid revenues of $67,125,000 as compared to oil and natural gas revenues of $45,381,000 during the same period in 2007. This $21,744,000, or 48%, increase in revenues is primarily attributable to a 30% increase in realized BOE prices to $77.37 from $59.42 and a 14% increase in net production to 867,543 BOE for the six months ended June 30, 2008 from 763,736 BOE for the same period in 2007.

The following table summarizes our oil and natural gas production and related pricing for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007:

	Six Months Ended June 30,
	2008	2007
Oil production volumes (MBbls)	770	712
Gas production volumes (MMcf)	424	313
Liquid production volumes (Gallons)	1,110	—
Oil Equivalents (Mboe)	868	764
Average oil price (per Bbl)	$79.54	$60.28
Average gas price (per Mcf)	$10.08	$7.96
Average liquids price (per gallon)	$1.41	$—
Oil Equivalents (per Mboe)	$77.37	$59.42

Lease Operating Expenses. Lease operating expenses not including production taxes increased to $8,544,000 for the six months ended June 30, 2008 from $7,119,000 for the same period in 2007. This increase is a result of increases in LOE workovers on existing wells, increases in repairs to pumps, tank batteries and other equipment, increases in petroleum based supplies, an increase in labor costs for field personnel as well as an increase in the accrual for Louisiana property taxes which are due at year end.

Production Taxes. Production taxes increased to $7,428,000 for the six months ended June 30, 2008 from $5,470,000 for the same period in 2007. This increase was directly related to a 48% increase in oil and gas revenues as a result of the 30% increase in the average realized BOE price received and a 14% increase in production.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased to $19,520,000 for the six months ended June 30, 2008, and consisted of $19,383,000 in depletion on oil and natural gas properties and $137,000 in depreciation of other property and equipment. This compares to total depreciation, depletion and amortization expense of $12,283,000 for the six months ended June 30, 2007. This increase was due primarily to an increase in our production and an increase in our oil and natural gas property costs associated with our 2007 and 2008 drilling programs.

General and Administrative Expenses. Net general and administrative expenses increased to $3,522,000 for the six months ended June 30, 2008 from $2,235,000 for the same period in 2007. This increase was due primarily to increases in payroll costs and related benefits, increases in the total number of employees, increases in franchise taxes, an increase in accounting services from the implementation and ongoing services needed for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and a decrease in general and administrative reimbursements from our affiliates. These increases were partially offset by an increase in general and administrative overhead related to exploration and development activity capitalized to the full cost pool.

Accretion Expense. Accretion expense remained unchanged at $277,000 for the six months ended June 30, 2008 compared to the same period in 2007.

Interest Expense. Interest expense increased to $2,230,000 for the six months ended June 30, 2008 from $1,325,000 for the same period in 2007 due primarily to an increase in average debt outstanding. Total debt outstanding under our facilities with Bank of America was $86.5 million as of June 30, 2008 and $29.7 million as of the same date in 2007. Total weighted debt outstanding under our facilities with Bank of America was $77.6 million for the six months ended June 30, 2008 and $28.4 million as of the same date in 2007.

Income Taxes. As of June 30, 2008, we had a net operating loss carry forward of approximately $93.0 million, in addition to numerous temporary differences, which gave rise to a deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At June 30, 2008, a valuation allowance of $9.8 million had been provided for deferred tax assets. We had no income tax expense for the six months ended June 30, 2008.

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

Net cash flow provided by operating activities was $45,717,000 for the six months ended June 30, 2008 as compared to net cash flow provided by operating activities of $24,884,000 for the same period in 2007. This increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 30% increase in net realized prices as well as a 14% increase in our net BOE production.

Net cash used in investing activities for the six months ended June 30, 2008 was $69,401,000 as compared to $66,670,000 for the same period in 2007. During the six months ended June 30, 2008, we spent $59,874,000 in additions to oil and natural gas properties, of which $20,719,000 was spent on our 2008 drilling and recompletion programs, $26,703,000 was spent on expenses attributable to the wells drilled and recompleted during 2007, $3,863,000 was spent on new compressors, $1,082,000 was spent on activity in Belize, $592,000 was spent on our new storage barge, $2,338,000 was spent on facilities, $1,118,000 was spent on plugging activities with the remainder attributable mainly to capitalized general and administrative expenses. During the six months ended June 30, 2008, we also made capital investments of $151,000 and a loan of $8,675,000 to Grizzly. In addition, we also paid $860,000 for an investment in Tatex III. During the six months ended June 30, 2008, we used cash from operations and borrowings under our credit facility to fund our investing activities.

Net cash provided by financing activities for the six months ended June 30, 2008 was $23,084,000 as compared to $37,296,000 for the same period in 2007. The 2008 amount provided by financing activities is primarily attributable to borrowings of $23,000,000 under our credit facility with Bank of America and $482,000 from the exercise of stock options. Net cash provided by financing activities were used for general corporate purposes. The 2007 amount provided by financing activities is primarily attributable to net proceeds of approximately $42,885,000 from the sale of shares of our common stock on February 5, 2007 and May 22, 2007 after deducting the underwriting discount and before offering expenses and the exercise of stock options and borrowings of $25,500,000 on our credit facility with Bank of America partially offset by principal payments of $30,739,000. These net proceeds were used to pay down existing debt under our credit facility

Issuance of Equity. In January 2007, we sold 1,150,000 shares of our common stock in an underwritten offering at an offering price to the public of $11.92 per share. In connection with the offering, we granted the underwriter an option to purchase up to an additional 172,500 shares of our common stock to cover any over-allotments, which the underwriter exercised in full. We received the net proceeds of approximately $15.3 million from the sale of these shares on February 5, 2007 after deducting the underwriting discount and before offering expenses. These proceeds were used to pay down outstanding debt under our credit facility.

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

Credit Facility. On March 11, 2005, we entered into a three-year secured reducing credit agreement providing for a $30.0 million revolving credit facility with Bank of America, N.A. Borrowings under the revolving credit facility are subject to a borrowing base limitation, which was initially set at $18.0 million, subject to adjustment. On November 1, 2005, the amount available under the borrowing base limitation was increased to $23.0 million and was redetermined without change on May 30, 2006. On December 19, 2006, the amount available under the borrowing base limitation was increased to $30.0 million. Effective July 19, 2007, the credit facility was increased to $150.0 million and the amount available under the borrowing base limitation was increased to $60.0 million. On December 20, 2007, the amount available under the borrowing base limitation was increased to $90.0 million and the Eurodollar interest rate, which we elected to use on March 28, 2008, was reduced by 0.75%. In addition, the maturity date was extended from March 31, 2009 to March 31, 2010. We make quarterly interest payments on amounts borrowed under the facility. Amounts borrowed under the credit facility bear interest at the Eurodollar rate plus 2.00% (4.785% at June 30, 2008). Our obligations under the credit facility are collateralized by a lien on substantially all of our Louisiana and West Texas assets.

The credit facility contains certain affirmative and negative covenants, including, but not limited to the following financial covenants: (a) the ratio of funded debt to EBITDAX (net income before deductions for taxes, excluding unrealized gains and losses related to trading securities and commodity hedges, plus depreciation, depletion, amortization and interest expense, plus exploration costs deducted in determining net income under full cost accounting) for a twelve-month period may not be greater than 2.00 to 1.00; and (b) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with all covenants at June 30, 2008. As of June 30, 2008, approximately $82.5 million was outstanding under this facility, which is included in long-term debt, net of current maturities on the accompanying consolidated balance sheet. We have used the proceeds of our borrowings under the credit facility for the exploration of our oil and natural gas properties and other capital expenditures, acquisition opportunities, replacement of facilities and equipment due to Hurricane Rita and for other general corporate purposes.

On July 10, 2006, we entered into a $5.0 million term loan agreement with Bank of America, N.A. related to the purchase of new gas compressor units. The loan began amortizing quarterly on March 31, 2007 on a straight-line basis over seven years based on the outstanding principal balance at December 31, 2006. Amounts borrowed bear interest at Bank of America Prime (5.00% at June 30, 2008). We make quarterly interest payments on amounts borrowed under the agreement. Our obligations under the agreement are collateralized by a lien on the compressor units. As of June 30, 2008, approximately $3.9 million was outstanding under this agreement.

Building Loans. We had three loans associated with two of our buildings. One loan, in the original principal amount of $115,000, related to a building in Lafayette, Louisiana, that we purchased in 1996 to be used as our Louisiana headquarters. This loan bore interest at the rate of 5.75% per annum. We repaid this loan in full during the third quarter of 2007. In addition, in June 2004 we purchased the office building we occupy in Oklahoma City, Oklahoma, for $3,700,000. One of the two loans associated with this building matured in March 2006 and bore interest at the rate of 6% per annum, while the other loan matures in June 2011 and bears interest at the rate of 6.5% per annum. The remaining building loan requires monthly interest and principal payments and is collateralized by the Oklahoma City office building and associated land.

Capital Expenditures. Our recent capital commitments have been primarily for the development of our proved reserves in Southern Louisiana, West Texas and North Dakota and to fund Grizzly’s delineation drilling program. Our strategy is to continue to (1) increase cash flow generated from our operations by undertaking new drilling, workover, sidetrack and recompletion projects to exploit our existing properties and (2) explore other acquisition opportunities. We have upgraded our infrastructure and our existing facilities with the goal of increasing operating efficiencies and volume capacities and lowering lease operating expenses. Additionally, the reprocessing of 3-D seismic data in one of our principal properties, WCBB, enables our geophysicists to continue to generate new prospects and enhance existing prospects in the intermediate zones in the field, thus creating a portfolio of new drilling opportunities.

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

Our inventory of prospects includes approximately 111 drilling locations at WCBB. The drilling schedule used in our December 31, 2007 reserve report anticipates that all of those wells will be drilled by 2019. From January 1, 2008 through August 1, 2008, we drilled three wells and recompleted 32 existing wells at our WCBB field. We currently intend to spend a total of approximately $21.0 million to $23.0 million for drilling, recompletion and other activities in our WCBB field during 2008.

In our East Hackberry field, from January 1, 2008 through August 1, 2008, we drilled five wells and recompleted five wells. Total capital expenditures for our East Hackberry field during 2008 are estimated at $17.0 million to $19.0 million.

During the third quarter of 2006, we purchased a 24.9999% interest in Grizzly. As of June 30, 2008, our net investment in Grizzly was approximately $26.7 million. In addition, the Company loaned Grizzly approximately $8,675,000 during the six months ended June 30, 2008. Capital requirements in 2008, which are funded through loans to Grizzly, are estimated to be approximately $8.0 million to $10.0 million, primarily for the expenses associated with our 2007/2008 55 well core hole drilling program, a seismic program and additional lease acquisitions.

Capital expenditures in 2008 relating to our interests in Thailand are expected to be approximately $1.0 million, which we believe will be mostly offset from our share of production from the Phu Horm field.

Capital expenditures in 2008 relating to our interest in the Bakken Shale in the Williston Basin are expected to be approximately $10.0 million.

We anticipate that our capital requirements for our properties in the Permian Basin in West Texas purchased on December 20, 2007 will be approximately $35.0 million during 2008. We have identified 178 gross future development drilling locations. We currently expect that approximately 17 to 22 net wells will be drilled on this acreage in 2008.

Our total capital expenditures for 2008 are currently estimated to be $95.0 million. We believe that our cash on hand, cash flow from operations and borrowings under our credit facility will be sufficient to meet our normal recurring operating needs, debt service obligations, and our WCBB, Hackberry, Bakken, Permian Basin and Grizzly capital requirements for the next twelve months. In the event we elect to further expand or accelerate our drilling programs, pursue acquisitions or accelerate our Canadian oil sands project, we will be required to obtain additional funds which we may do so through traditional borrowings, offerings of debt or equity securities or other means, including the sale of assets. We are currently seeking to expand our line of credit. Needed capital may not be available to us on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to delay or curtail implementation of our business plan or not be able to complete acquisitions that may be favorable to us.

Commodity Price Risk

To mitigate the effects of commodity price fluctuations, for the month of July 2008, we had agreements to sell 3,500 barrels of production per day at a weighted average daily price of $85.89 per barrel before transportation costs. For August 2008, we have agreements to sell 3,500 barrels of production per day at a weighted average daily price of $86.81 per barrel before transportation costs. For the period of September 2008 through December 2008, we have entered into forward sales contracts for the sale of 3,500 barrels of production per day in each such period at weighted average daily prices of $86.60 per barrel before transportation costs. Under these agreements we have committed to deliver approximately 62% of our estimated production for January through December 2008. For the period of January through December 2009, we entered into agreements to sell 3,000 barrels of production per day at a weighted average daily price of $89.06 per barrel before transportation costs. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These contracts require physical delivery of production quantities and are exempted from the provisions of SFAS 133 as normal sales of production. In addition, these arrangements may limit the benefit to us of increases in the price of oil.

Commitments

In connection with the acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we can access the trust for use in plugging and abandonment charges associated with the property. As of June 30, 2008, the plugging and abandonment trust totaled approximately $3,130,000, including interest received during 2008 of approximately $31,000. At June 30, 2008, we had plugged 253 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our minimum plugging obligation through March 31, 2008.

New Accounting Pronouncements

SFAS No. 157

Effective January 1, 2008, we implemented FASB SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We elected to implement this Statement with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties; plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which fair value is used. We are currently assessing the impact, if any, of the adoption of FSP No. FAS 157-2. The adoption of the provisions of SFAS No. 157 did not have a material impact on our consolidated financial statements.

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

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently assessing the impact, if any, of the adoption of SFAS No. 162.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, over the last four years, the West Texas Intermediate posted price for crude oil has ranged from a low of $30.83 per barrel, or bbl, in January 2004 to a high of $145.29 per bbl on July 3, 2008. The Henry Hub spot market price of natural gas has ranged from a low of $4.20 per million British thermal units, or MMBtu, in October 2006 to a high of $15.39 per MMBtu in December 2005. On December 31, 2007, the West Texas Intermediate posted price for crude oil was $92.50 per bbl for crude oil and the Henry Hub spot market price of natural gas was $6.80 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations. To mitigate the effects of commodity price fluctuations, we entered into forward sales contracts. For the month of July 2008, we had agreements to sell 3,500 barrels of production per day at a weighted average daily price of $85.89 per barrel before transportation costs. For August 2008, we have agreements to sell 3,500 barrels of production per day at a weighted average daily price of $86.81 per barrel before transportation costs. For the periods of September 2008 through December 2008, we have entered into forward sales contracts for the sale of 3,500 barrels of production per day in each such period at weighted average daily prices of $86.60 per barrel before transportation costs. Under these agreements we have committed to deliver approximately 62% of our estimated production for January through December 2008. For the period of January through December 2009, we entered into agreements to sell 3,000 barrels of production per day at a weighted average daily price of $89.06 per barrel before transportation costs. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These contracts require physical delivery of production quantities and are exempted from the provisions of SFAS 133 as normal sales of production. In addition, these arrangements may limit the benefit to us of increases in the price of oil.

Our credit facility and term loan with Bank of America are structured under floating rate terms and, as such, our interest expense is sensitive to fluctuations in the interest rates. Borrowings under our revolving credit facility with Bank of America bear interest at the Eurodollar rate (which we elected to use on March 28, 2008) plus 2% (4.785% at June 30, 2008). Borrowings under our term loan with Bank of America bear interest at Bank of America prime (5.00% at June 30, 2008). Based on the current debt structure, a 1% increase in interest rates would increase interest expense by approximately $865,000 per year, based on an aggregate of $86.5 million outstanding under our credit facilities as of June 30, 2008. As of June 30, 2008, we did not have any interest rate swaps to hedge our interest risks.

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

As of June 30, 2008, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Vice President and Chief Financial Officer have concluded that as of June 30, 2008, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Louisiana State Mineral Board, or LSMB, is disputing our royalty payments to the State of Louisiana resulting from the sale of oil under fixed price contracts. The LSMB maintains that we paid approximately $1,400,000 less in royalties under the fixed price contracts than the royalties we would have had to pay had we sold the oil at prevailing market rates. We denied any liability to the LSMB for underpayment of royalties and have maintained that we were entitled to enter into the fixed price contracts with unrelated third parties and pay royalties based upon the sales proceeds from those contracts. We have met with the Attorney General on several occasions and recently reached a mutual settlement. In accordance with the settlement, we paid $250,000 during the second quarter of 2008, all of which was previously accrued in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Under the settlement, all future royalties will be paid at market price, regardless of the presence of fixed price contracts. The settlement was approved during the LSMB’s February 2008 session and executed on April 1, 2008, effectively closing the matter.

The Louisiana Department of Revenue, or LDR, is disputing our severance tax payments to the State of Louisiana from the sale of oil under fixed price contracts. The LDR maintains that we paid approximately $1,799,000 less in severance taxes under the fixed price contracts than the severance taxes we would have had to pay had we sold the oil at prevailing market rates. We denied any liability to the LDR for underpayment of severance taxes and have maintained that we were entitled to enter into the fixed price contracts with unrelated third parties and pay severance taxes based upon the sales proceeds from those contracts. We are currently awaiting response from the LDR.

Litigation

In November 2006, Cudd Pressure Control, Inc., or Cudd, filed a lawsuit against us and Great White Pressure Control LLC, an affiliate of ours, among others, in the 129th Judicial District Harris County, Texas. The lawsuit was subsequently removed to the United States District Court for the Southern District of Texas (Houston Division). The lawsuit alleges RICO violations and several other causes of action relating to an affiliate company’s employment of several former Cudd employees and seeks unspecified monetary damages and injunctive relief. The defendants in the suit are Ronnie Roles, Rocky Roles, Steve Winters, Bert Ballard, Nelson Britton, Michael Fields, Steve Bickle, Great White Pressure Control LLC, and us. On stipulation by the parties, the plaintiff’s RICO claim was dismissed without prejudice by order of the court on February 14, 2007. Co-defendant, Steve Bickle, was dismissed from the case on July 18, 2007. We filed a motion for summary judgment on October 5, 2007. The Court entered a final interlocutory judgment in favor of all defendants, including us, on April 8, 2008. The judgment also allowed us to apply for attorney’s fees. The Court entered a final judgment on June 5, 2008, in favor of all defendants, including us. On June 6, 2008, Cudd filed a notice of appeal to the U.S. Court of Appeals.

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

In October 2006, an accident occurred north of our production facilities in the WCBB field in southern Louisiana involving two contracted vessels that were performing work on behalf of us in the field. A tugboat, the M/V Miss Megan, and two barges laden with construction materials ruptured an underwater natural gas pipeline and a subsequent fire damaged the vessels. Six fatalities resulted from the accident. The following lawsuits relating to this incident are currently pending before the courts:

•

On October 13, 2006, Athena Construction LLC, or Athena, filed a limitation action in the United States District Court for the Eastern District of Louisiana, alleging that all losses and damages as a result of the pipeline incident were incurred without fault on its part. Furthermore, Athena claims the benefit of the limitation of liability provided for in 42 U.S.C. § 183 and seeks an injunction restraining filing commencement and further prosecution in any court of any lawsuit against Athena related to the pipeline incident. The limitation of liability action was subsequently transferred to the United States District Court for the Western District of Louisiana, which is where the case remains pending. On December 20, 2006, 4-K Marine LLC, as owner of the M/V Miss Megan, and Central Boat Rentals, Inc., as operator of the M/V Miss Megan also filed a limitation action in the Western District. On January 10, 2007, the Athena and the 4-K/Central Boat limitation proceedings were consolidated by order of the court. On May 5, 2007, Diamondback Energy, an affiliate of ours, filed an intervener with the Court to become a party to the suit. The remaining parties filed claims on July 9, 2007, which included claims by Nicholas Aucoin, one of the initial responders to the scene of the accident. On May 2, 2008, we reached a settlement with Athena and Diamondback. The settlement provided reimbursement to us for pipeline repair costs incurred as a result of the October 2006 accident.

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

On June 24, 2008, we filed six lawsuits in the 16 th Judicial District Court for the Parish of St. Mary, Louisiana, against six individual overriding interest owners. The suits seek reimbursement for overpayments to the interest owners.

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

ITEM 1A.	RISK FACTORS.

See risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	Not Applicable.

(c)	We do not have a share repurchase program, and during the three months ended June 30, 2008, we did not purchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2008 Annual Meeting of Stockholders was held on June 4, 2008. The matters voted on and the results of the vote were as follows:

a) Mike Liddell, Donald L. Dillingham, David L. Houston, James D. Palm and Scott E. Streller were elected to continue to serve as the Company’s directors until the 2009 Annual Meeting of Stockholders and until their respective successors are elected. The results of the vote were as follows:

Name of Nominee	For	Withhold
Mike Liddell	36,164,418	1,202,260
Donald L Dillingham	37,025,496	341,182
David L. Houston	37,026,285	340,393
James D. Palm	36,903,688	462,990
Scott E. Streller	36,485,940	880,738

b) The appointment of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008 was ratified. The results of the vote were as follows:

For	Against	Abstain
37,313,790	4,149	48,739

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 12, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

4.2	Form of Warrant Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

4.3	Registration Rights Agreement, dated as of February 23, 2005, by and among the Company, Southpoint Fund LP, a Delaware limited partnership, Southpoint Qualified Fund LP, a Delaware limited partnership and Southpoint Offshore Operating Fund, LP, a Cayman Islands exempted limited partnership (incorporated by reference to Exhibit 10.7 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2005).

4.4	Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.3 of Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on November 11, 2005).

4.5	Amendment No. 1, dated February 14, 2006, to the Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.15 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2006).

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	GULFPORT ENERGY CORPORATION

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