Form 10-K
period 2008-12-31
GULFPORT ENERGY CORP
filed 2009-03-16
CIK 874499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 30, 2008, based on the closing price of the common stock on the NASDAQ Global Select Market on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter ($16.47 per share) was $701,877,647.

As of March 1, 2009, 42,647,034 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Gulfport Energy Corporation’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

General

We are an independent oil and natural gas exploration and production company with our principal producing properties located along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields, and in West Texas in the Permian Basin. We also hold a significant acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, or Grizzly, and in the Bakken Shale, and have interests in entities that operate in Southeast Asia, including the Phu Horm gas field in Thailand. We seek to achieve reserve growth and increase our cash flow through our annual drilling programs.

In 2008, at our WCBB field, we drilled eight wells and recompleted 48 existing wells for a total cost of approximately $31.0 million as of December 31, 2008. Of our eight new wells drilled at WCBB in 2008, seven were completed as producing wells and one was non-productive. During 2009, we currently anticipate drilling four wells and recompleting 20 wells at our WCBB field for an estimated aggregate cost of $7.5 to $8.5 million. In December 2008, production at WCBB was 109,292 net barrels of oil equivalent, or BOE, or an average of 3,526 BOE per day, 98% of which was from oil and 2% of which was from natural gas. From January 1, 2009 through March 9, 2009, our average net daily production at WCBB was 3,037 BOE, 99% of which was from oil and 1% of which was from natural gas.

In 2008, at our East Hackberry field, we drilled five wells and recompleted seven existing wells for a total cost of approximately $18.0 million as of December 31, 2008. All five wells drilled during 2008 were completed as producing wells. During 2009, we currently anticipate drilling four land wells and recompleting three wells for an aggregate estimated cost of $4.5 to $5.5 million. In December 2008, net production at East Hackberry was 12,243 BOE, or an average of 395 BOE per day, 98% of which was from oil and 2% of which was from natural gas. From January 1, 2009 through March 9, 2009, our average net daily production at East Hackberry was 439 BOE, 95% of which was from oil and 5% of which was from natural gas.

On December 20, 2007, we completed the acquisition of strategic assets in West Texas in the Permian Basin for approximately $83.8 million, with an effective date of November 1, 2007. Through this transaction, we acquired 4,100 net acres with production at the time of acquisition of approximately 800 net BOE a day from 32 gross wells, predominately from the Wolfcamp formation. In 2008, 31 gross (15.5 net) wells were drilled on this acreage, including one gross well spud in 2007 and completed in 2008 and one Henry Petroleum operated well for a total cost of approximately $33.9 million. As of March 1, 2009, 29 of the 31 wells had been completed and the other two wells were awaiting completion. We currently anticipate drilling three gross (1.5 net) wells on this acreage in 2009 for an estimated average completed gross well cost of $1.34 million. In December 2008, net production from our Permian acreage was 26,943 BOE, or an average of 869 BOE per day, 84% of which was from oil and natural gas liquids and 16% of which was from natural gas. From January 1, 2009 through March 9, 2009, our average daily net production from our Permian acreage was 725 BOE per day, 83% of which was from oil and natural gas liquids and 17% of which was from natural gas.

During the third quarter of 2006, we, through our wholly owned subsidiary Grizzly Holdings Inc., purchased a 24.9999% interest in Grizzly. The remaining interests in Grizzly are owned by entities controlled by Wexford Capital LLC, or Wexford. During 2006 and 2007, Grizzly acquired leases in the Athabasca region located in the Alberta Province near Fort McMurray near other oil sands development projects. Grizzly has approximately 511,000 acres under lease and our total net investment in Grizzly was $21.9 million at December 31, 2008. During the 2006/2007 and 2007/2008 winter delineation drilling seasons, Grizzly drilled an aggregate of 117 core holes, tested five separate lease blocks using up to four different rigs and undertook a seismic program. Grizzly’s 2009 plans currently include drilling 15 additional core holes, which were completed in the first quarter of 2009 for approximately $4.3 million.

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

During 2005, we purchased a 20% ownership interest in Windsor Bakken, LLC, or Bakken. The remaining interests in Bakken are owned by entities controlled by Wexford. In 2006, Bakken acquired leases for undeveloped acreage in the Williston Basin area of western North Dakota and eastern Montana. Effective January 1, 2008, we acquired a direct, undivided 20% interest in Bakken’s assets in redemption of our 20% interest in Bakken. As of December 31, 2008, we had participated, or committed to participate, in 53 gross wells in the Williston Basin with an average working interest of 2.52%. In December 2008, net production from this acreage was 8,692 BOE, or an average of 280 BOE per day. From January 1, 2009 through March 9, 2009, our average net daily production from this acreage was 271 BOE and was 100% oil. Plans for 2009 currently include drilling approximately 0.5 net wells for an estimated net cost of $2.5 million.

As of December 31, 2008, we had 25.5 million barrels of oil equivalent, or MMBOE, of proved reserves with a present value of estimated future net revenues, discounted at 10%, or PV-10, of approximately $126.2 million and associated standardized measure of discounted future net cash flows of approximately $126.2 million. See Item 2. “Properties—Proved Oil and Natural Gas Reserves” for our definition of PV-10, a non-GAAP financial measure, and a reconciliation of our standardized measure of discounted future net cash flows to PV-10.

Principal Oil and Natural Gas Properties

The following table presents certain information as of December 31, 2008 reflecting our net interest in our principal producing oil and natural gas properties along the Louisiana Gulf Coast, in the Permian Basin in West Texas and in the Williston Basin.

								Proved Reserves
Field	NRI/WI (1)	Producing Wells (2)		Non-Producing Wells		Developed Acreage (3)		Gas	Oil	Total
	Percentages	Gross	Net	Gross	Net	Gross	Net	Mboe	Mboe	Mboe
West Cote Blanche Bay (4)	80.335/100	107	107	158	158	5,668	5,668	2,009	11,391	13,400
E. Hackberry (5)	79.424/100	18	18	80	80	3,291	3,291	282	2,441	2,723
W. Hackberry	87.5/100	3	3	24	24	592	592	—	132	132
Permian	38.075/49.48	61	30.5	—	—	8,075	4,150	1,367	7,028	8,395
Bakken (6)	2.285/2.181	38	0.8	—	—	8,153	891	47	776	823
Overrides/Royalty Non-operated	Various	9.5		17.8		4,956	586	1	3	4

Total		236	159.8	279	262.8	30,735	15,178	3,706	21,771	25,477

(1)	Net Revenue Interest (NRI)/Working Interest (WI).
(2)	Includes 30 gross and net wells at WCBB that are producing intermittently.
(3)	Developed acres are acres spaced or assigned to productive wells. Approximately 42% of our acreage is developed acreage and has been perpetuated by production.
(4)	We have a 100% working interest (80.335% average NRI) from the surface to the base of the 13900 Sand which is located at 11,320 feet. Below the base of the 13900 Sand, we have a 40.40% non-operated working interest (29.95% NRI).
(5)	NRI shown is for producing wells.
(6)	NRI/WI is from wells that have been drilled or in which we have elected to participate.

West Cote Blanche Bay Field

Location and Land

The WCBB field is located approximately five miles off the coast of Louisiana in a shallow bay with water depths averaging eight to ten feet. We own a 100% working interest (80.335% net revenue interest, or NRI), and are the operator, in depths above the base of the 13900 Sand which is located at 11,320 feet. In addition, we own a 40.40% non-operated working interest (29.95% NRI) in depths below the base of the 13900 Sand, which is operated by Chevron Corporation. Our leasehold interests at WCBB contain 5,668 gross acres.

Area History and Production

Texaco, now Chevron Corporation, drilled the discovery well in this field in 1940 based on a seismic and gravitational anomaly. WCBB was subsequently developed on an even 160-acre pattern for much of the remainder of the decade. Developmental drilling continued and reached its peak in the 1970s when over 300 wells were drilled in the field. Of the 908 wells drilled as of December 31, 2008, 816 were completed as producing wells. As a result, the field has a historic success rate of 90% for all wells drilled. From the date of our acquisition of WCBB in 1997 through December 31, 2008, we drilled 128 new wells, 15 of which were non-productive, for an 88% success rate. As of December 31, 2008, estimated field cumulative gross production was 188.6 MMBOE and 235.9 billion cubic feet, or Bcf, of gas. Of the 908 wells drilled in WCBB as of December 31, 2008, 77 were producing, 158 were shut-in, 30 were producing intermittently and five were being used as salt water disposal wells. The other 638 wells have been plugged and abandoned.

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

There are over 100 distinct sandstone reservoirs recognized throughout most of the field, and nearly 200 major and minor discrete intervals have been tested. Within the 908 wellbores that had been drilled in the field as of December 31, 2008, over 4,000 potential zones have been penetrated. These sands are highly porous and permeable reservoirs primarily with a strong water drive.

WCBB is a structurally and stratigraphically complex field. All of the proved undeveloped, or PUD, locations at WCBB are adjacent to faults and abut at least one fault. Our drilling programs are designed to penetrate each PUD trap with a new wellbore in a structurally optimum position, usually very close to the fault seal. The majority of these wells have been, and new wells drilled in connection with our drilling programs will be, directionally drilled using steering tools and downhole motors. The tolerance for error in getting near the fault is low, so the complex faulting does introduce the risk of crossing the fault before encountering the zone of interest, which could result in part or all of the zone being absent in the borehole. This, in turn, can result in lower than expected or no reserves for that zone. The new wellbores eliminate the mechanical risk associated with trying to produce the zone from an old existing wellbore, while the wellbore locations are selected in an effort to more efficiently drain each reservoir. The vast majority of the PUD targets are up-dip offsets to wells that produced from a sub-optimal position within a particular zone. Our inventory of prospects at WCBB as of December 31, 2008 included 81 PUD wells. The drilling schedule used in the reserve report anticipates that all of those wells will be drilled by 2019.

Facilities

We own and operate a production facility at WCBB that includes four production tank batteries, six natural gas compressors, a dehydration unit and a salt water disposal system.

Recent and Future Activity

In 2008, we drilled eight wells and recompleted 48 existing wells at WCBB. Of these eight new wells, seven were completed as producers, and one was non-productive. As of March 1, 2009, we had recompleted seven wells during 2009. Of the eight wells drilled in 2008, all eight were considered deep wells. The seven productive wells, with total depths ranging from 6,900 to 9,600 feet, have approximately 824 feet of aggregate apparent net pay. We currently anticipate drilling four wells and recompleting 20 wells at WCBB during 2009.

Production Status

In December 2008, production at WCBB was 109,292 net BOE, or an average of 3,526 BOE per day, 98% of which was from oil and 2% of which was from natural gas. From January 1, 2009 through March 9, 2009, our average net daily production at WCBB was 3,037 BOE, 99% of which was from oil and 1% of which was from natural gas.

East Hackberry Field

Location and Land

The East Hackberry field in Louisiana is located along the western shore and the land surrounding Lake Calcasieu, 15 miles inland from the Gulf of Mexico. We own a 100% working interest (approximately 79.424% average NRI) in certain producing oil and natural gas properties situated in the East Hackberry field. We hold beneficial interests in approximately 7,233 acres, including the Erwin Heirs Block, which is located on land, and the adjacent State Lease 50 Block, which is located primarily in the shallow waters of Lake Calcasieu.

Area History and Production

The East Hackberry field was discovered in 1926 by Gulf Oil Company, now Chevron Corporation, by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 2008 was over 409,701 barrels of oil and 330 Bcf of casinghead gas production. A total of 187 wells have been drilled on our portion of the field. As of December 31, 2008, 18 wells had daily production, 80 were shut-in and two had been converted to salt water disposal wells. The remaining 86 wells had been plugged and abandoned.

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

Recent and Future Activity

During 2005, we completed a proprietary 42 square mile 3-D seismic survey at East Hackberry. Given that drilling activities at the East Hackberry field prior to our acquisition of the field in 1997 were undertaken without the benefit of modern seismic information, we believe that this 3-D seismic data will enhance our probability of drilling success. We continue to evaluate the 3-D seismic data to identify additional drilling locations. During 2008 at East Hackberry, we drilled four land wells and one well on water and recompleted seven existing wells. All of the five wells drilled during 2008 were completed as producing wells. As of March 1, 2009, we had recompleted three wells during 2009. We currently intend to drill four land wells and have recompleted three wells at East Hackberry during 2009.

Production Status

In December 2008, net production at East Hackberry was 12,243 BOE, or an average of 395 BOE per day, 98% of which was from oil and 2% of which was from natural gas. From January 1, 2009 through March 9, 2009, our average net daily production at East Hackberry was 439 BOE, 95% of which was from oil and 5% of which was from natural gas. Production has increased since year end as a result of mechanical well enhancements.

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

Area History

The first discovery well at West Hackberry was drilled in 1938 and the field was developed by Superior Oil Company, now ExxonMobil Corporation, between 1938 and 1988. The estimated cumulative oil and condensate production through 2008 was 242 MBOE and 140 Bcf of natural gas. There have been 36 wells drilled to date on our portion of West Hackberry. Currently, three are producing, 24 are shut-in and one has been converted to a saltwater disposal well. The remaining eight wells have been plugged and abandoned.

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

Production Status

In December 2008, net production at West Hackberry was 763 BOE, or 25 BOE per day. From January 1, 2009 through March 9, 2009, our average net daily production at West Hackberry was 34 BOE and was 100% oil.

Facilities

We have land-based production and processing facilities located at the West Hackberry field and maintain a field office that serves both the East and West Hackberry fields.

Permian Basin (West Texas)

Location and Land

We acquired approximately 4,100 net acres in West Texas (near Midland) in the Permian Basin on December 20, 2007, effective date as of November 1, 2007, from ExL Petroleum, LP and certain other sellers. The Permian Basin area covers a significant portion of western Texas and eastern New Mexico and is considered one of the major producing basins in the United States. The terrain in the Permian Basin is semi-arid mesquite-mixed grassland steppe. Windsor Energy is the operator of this field.

Area History

The Permian Basin formed as an area of rapid Mississippian-Pennsylvanian subsidence in the foreland of the Ouachita Foldbelt. The Wolfcamp play was a long-established reservoir in West Texas, first found in the 1950s as wells aiming for deeper targets occasionally intersected slump blocks or reef facies with reservoir properties. Exploration with 2-D seismic located additional fields, but it was not until the use of 3-D seismic in the 1990s that the greater extent of the Wolfcamp prospects was revealed. During the late 1990s, Arco began a drilling program targeting the Spraberry formation at 10,000 feet and then drilled another 200 to 300 feet to pick up the upper part of the Wolfcamp formation. Henry Petroleum, a private firm, owned interest in the Pegusas field in Midland and Upton counties. While drilling in the same area as the Arco project, Henry Petroleum decided to drill completely through the Wolfcamp section as Devonian wells. Henry Petroleum mapped the trend and began acquiring acreage and drilling wells using multiple slick-water fracs across the entire Wolfcamp interval. In 2005, former members of Henry Petroleum’s Wolfcamp team formed their own private company, ExL Petroleum, and began replicating Henry Petroleum’s program. After ExL had drilled 32 productive Wolfcamp/Spraberry wells through late 2007, they decided to monetize approximately 15% of their acreage position which enabled us to participate in this play. Recent advancements in enhanced recovery techniques continue to make the basin an active play for exploration and production companies. Currently, we hold interests in 61 gross producing wells.

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

Wolfberry well reserves are typically approximately 80% from the Wolfcamp section and 20% from the Spraberry section. Pinnacle Energy Services, LLC, an independent petroleum engineering firm, has estimated that at December 31, 2008, proved reserves net to our interest in these assets were approximately 8.4 million BOE, of which 25% were classified as proved developed producing, or PDP. Proved undeveloped, or PUD, reserves included in this estimate were from 115 gross well locations on 40-acre units. The proved reserves are located in the Wolfcamp and Spraberry formations, which are generally characterized as long-lived, with predictable production profiles. The gross estimated ultimate recovery, or EUR, as estimated by Pinnacle Energy Services, LLC, is expected to average gross 145,000 BOE per well or approximately 55,000 BOE net to our interest.

Production Status

In December 2008, net production from the Permian field was 26,943 BOE or an average of 869 BOE per day, 59% of which was oil, 25% was natural gas liquids and 16% was natural gas. From January 1, 2009 through March 9, 2009, our average daily net production from our Permian acreage was 725 BOE per day, 83% of which was from oil and natural gas liquids and 17% of which was from natural gas. As a result of the cessation of drilling, fracing and recompletion activities, production has decreased since year end due to normal production declines.

Facilities

There are typical land oil and gas processing facilities in the Permian Basin. Our facilities located at well locations include storage tank batteries, oil/gas/water separation equipment and pumping units.

Recent and Future Activity

In 2008, 31 gross (15.5 net) wells were drilled in our Permian acreage, including one gross well spud in 2007 and completed in 2008 and one Henry Petroleum operated well. We have identified 147 gross future development drilling locations. We currently expect an estimated three gross (1.5 net) wells to be drilled on our acreage in 2009. The wells are expected to be drilled to approximately 10,200 feet at an estimated average completed gross well cost of $1.34 million.

Bakken

Location and Land

Bakken is located in the Williston Basin areas of western North Dakota and eastern Montana. During 2005, we purchased a 20% ownership interest in Windsor Bakken, LLC, or Bakken. The remaining interests in Bakken are owned by entities controlled by Wexford. Beginning in 2005, Bakken acquired leases on undeveloped acreage in the Williston Basin. As of December 31, 2007, Bakken had commenced participating in the drilling of some of its undeveloped acreage. Effective January 1, 2008, we acquired a direct, undivided 20% interest in Bakken’s assets in redemption of our 20% interest in Bakken. As a result, we currently hold interests in approximately 17,801 net acres, which includes approximately 4,600 acres in Mountrail Country, in the Bakken play.

As of December 31, 2008, we had participated, or committed to participate, in 53 gross wells in the Williston Basin with an average working interest of 2.52%. Windsor Energy, the operator of our acreage, drilled and completed the first two Windsor operated wells in 2008. We own working interests of approximately 15.5% and 3.9%, respectively, in these two wells.

Production Status

In December 2008, net production from the Bakken field was 8,692 BOE, or an average of 280 BOE per day, 100% of which was oil. From January 1, 2009 through March 9, 2009, our average net daily production from this acreage was 271 BOE and was 100% oil.

Facilities

There are typical land oil and gas processing facilities in the Williston Basin. The facilities located at well locations include storage tank batteries, oil/gas/water separation equipment and pumping units.

Recent and future activities

In 2008, 37 gross (0.95 net) wells were drilled in our Bakken acreage including both those operated by Windsor and other non-operated wells. We have identified 31 gross future development drilling locations. We currently expect an estimated 0.5 net wells to be drilled on our Bakken acreage in 2009. The wells are expected to be drilled to approximately 14,500 total measured depth, or TMD, feet at an estimated average gross completed well cost of $4.7 million.

Additional Properties

Louisiana. In addition to our interests in the WCBB, East Hackberry and West Hackberry fields, we also own working interests and overriding royalty interest in various fields in Louisiana as described in the following table:

Field	Parish	Acreage Working Interest	Overriding Royalty Interests	Producing Wells	Non-Producing Wells
Bayou Long	Iberia	3.125%	0%	0	0
Bayou Penchant	Terrebonne	3.125%	0%	2	5
Bayou Pigeon	Iberia	6.250%	0%	4	5
Deer Island	Terrebonne	6.250%	0%	0	6
Golden Meadow	Lafourche	3.125%	0%	0	1
Napoleonville	Assumption	0%	2.5%	3	0

Thailand. During 2005, we purchased a 23.5% ownership interest in Tatex Thailand II, LLC, or Tatex, at a cost of $2.4 million. The remaining interests in Tatex are owned by entities controlled by Wexford. Tatex, a privately held entity, holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC, or APICO, an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering three million acres which includes the Phu Horm Field. During the year ended December 31, 2008, we paid $50,000 in cash calls and received $912,000 in distributions, bringing our total investment in Tatex (including previous investments) to $2.7 million. Our investment is accounted for on the equity method. Tatex accounts for its investment in APICO using the cost method. In December 2006, first gas sales were achieved at the Phu Horm field located in northeast Thailand. Phu Horm’s initial gross production was approximately 60 million cubic feet per day. Current net production is approximately 90 Mcf per day. Hess Corporation operates the field with a 35% interest. Other interest owners include APICO (35% interest), PTTEP (20% interest) and ExxonMobil (10% interest). Our gross working interest (through Tatex as a member of APICO) in the Phu Horm field is 0.7%. Estimated proved reserves from the Phu Horm field as of December 31, 2007, net to our interest, are 3.5 BCF of gas and 19,000 barrels of oil. Due to the fact that our ownership in the Phu Horm field is indirect and Tatex’s investment in APICO is accounted for by the cost method, these reserves are not included in our year-end reserve information.

Grizzly Oil Sands. During the third quarter of 2006, we, through our wholly-owned subsidiary Grizzly Holdings Inc., purchased a 24.9999% interest in Grizzly. The remaining interests in Grizzly are owned by entities controlled by Wexford. During 2006 and 2007, Grizzly acquired leases in the Athabasca region located in the Alberta Province near Fort McMurray near other oil sands development projects. Grizzly has approximately 511,000 acres under lease and our total net investment in Grizzly was $21.9 million at December 31, 2008. During the 2006/2007 and 2007/2008 winter delineation drilling seasons, Grizzly drilled an aggregate of 117 core holes, tested five separate lease blocks and undertook a seismic program. Grizzly’s 2009 plans currently include drilling approximately 15 additional core holes, which were completed in the first quarter 2009.

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

The availability of a ready market for any oil and/or natural gas we produce depends on numerous factors beyond the control of our management, including but not limited to the extent of domestic production and imports of oil, the proximity and capacity of gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and natural gas production and federal regulation of gas sold in interstate commerce. The oil and natural gas we produce in Louisiana is sold to purchasers who service the areas where our wells are located. We sell the majority of our oil to Shell Trading Company, or Shell. Shell takes custody of the oil at the outlet from our oil storage barge. Our production from WCBB, other than the production sold under forward sales contracts, is being sold in accordance with the Shell posted price for West Texas/New Mexico Intermediate crude plus or minus Platt’s trade month average P+ value, plus or minus the Platt’s HLS/WTI trade month average differential less $3.45 per barrel for transportation. During 2008, we sold 87% of our oil production to Shell and 11% to Windsor Energy Group LLC, or Windsor, the operator of the Permian wells, 100% of our natural gas liquids production to Windsor, and 60%, 22%, and 16% of our natural gas production to Chevron, Windsor, and Hilcorp Energy Company, respectively. During 2007, we sold 99% of our oil production to Shell and 69% of our natural gas production to Chevron and 23% of our natural gas production to Hilcorp Energy Company and during 2006, we sold 100% of our oil production to Shell and 96% of our natural gas production to Chevron. There can be no assurance, however, that we will continue to have ready access to suitable markets for our future oil and natural gas production.

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

To mitigate the effects of commodity price fluctuations, during 2008, we were party to forward sales contracts for the sale of 3,500 barrels of WCBB production per day at a weighted average daily price of $78.56 per barrel before transportation costs. We delivered approximately 73% of our 2008 production under these agreements. For the period January through December 2009, we had entered into agreements to sell 3,000 barrels of WCBB production per day at a weighted average daily price of $89.06 per barrel before transportation costs. In December 2008, we terminated these 2009 forward sales contracts in exchange for $39.0 million in cash. Subsequently, we entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $55.17 per barrel, before transportation costs, for the period April 2009 to August 2009. We have also entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs, for the period September 2009 to December 2009. For the period January 2010 through February 2010, we have entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs. For the period March 2010 through December 2010, we have entered into forward sales contracts for the sale of 2,000 barrels of WCBB production per day at a weighted average daily price of $57.35 per barrel, before transportation costs. Under these contracts, we have committed to deliver approximately 50% of our estimated 2009 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. Since these contracts require physical delivery of production quantities, they normally would be exempted from the provisions of SFAS 133 as normal sales of production. However, as a result of the early termination of the contracts in December 2008, we will not be able to apply this election on new contracts and they will be accounted for at fair value until we re-establish a history of physical delivery without early termination. In addition, these arrangements may limit the benefit to us of increases in the price of oil.

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

We own interests in a number of producing oil and natural gas properties located along the Louisiana Gulf Coast, West Texas and the Williston Basin. These states regulate the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing new fields and the spacing and operation of wells. In addition, regulations governing conservation matters aimed at preventing the waste of oil and natural gas resources could affect the rate of production and may include maximum daily production allowables for wells on a market demand or conservation basis.

Environmental Regulation

Our oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency, or EPA, issue regulations which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing pits, and impose substantial liabilities for pollution resulting from our operations or relate to our owned or operated facilities. The strict liability nature of such laws and regulations could impose liability upon us regardless of fault. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as the oil and natural gas industry in general. Our management believes that we are in substantial compliance with applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements. This trend, however, may not continue in the future.

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

Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. We believe that we are in substantial compliance with applicable requirements related to waste handling, and that we hold all necessary and up-to-date permits, registrations and other authorizations to the extent that our operations require them under such laws and regulations. Although we do not believe that the current costs of managing our wastes as they are presently classified to be significant, any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase our costs to manage and dispose of such wastes.

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or the “Superfund” law, generally imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination and those persons that disposed or arranged for the disposal of the hazardous substance. Under CERCLA and comparable state statutes, such persons may be subject to strict joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our operations, we use materials that, if released, would be subject to CERCLA and comparable state statutes. Therefore, governmental agencies or third parties may seek to hold us responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such “hazardous substances” have been released.

Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, the Oil Pollution Act and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other gas and oil wastes, into state waters or waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. These laws and regulations also prohibit certain activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. We believe that we have obtained or applied for and are in substantial compliance with all permits required under the Clean Water Act. Sanctions for failure to comply with Clean Water Act requirement include administrative, civil and criminal penalties, as well as injunctive obligations.

Air Emissions. The federal Clean Air Act, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. Some of our new facilities will be required to obtain permits before work can begin, permits may be required for our facilities’ operations, and existing facilities may be required to incur capital costs to remain in compliance. These laws and regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. We believe that we are in substantial compliance with all applicable air emissions regulations and that we hold all necessary and valid construction and operating permits for our operations. Obtaining or renewing permits has the potential to delay the development of oil and natural gas projects. Our air emissions may also soon be affected by rapidly emerging regulation of “green house gases,” such as carbon dioxide and methane, which are emitted in the course of oil and natural gas exploration and production.

Operational Hazards and Insurance

Our operations are subject to all of the risks normally incident to the production of oil and natural gas, including, but not limited to, blowouts, cratering, pipe failure, casing collapse, oil spills and fires, each of which could result in severe damage to or destruction of oil and natural gas wells, production facilities or other property, or injury or death to persons and wildlife. The energy business is also subject to environmental hazards, such as oil spills, gas leaks, and ruptures and discharge of toxic substances or gases that could expose us to substantial liability due to pollution and other environmental damage and consequences thereof, including personal injuries and property damage. We currently maintain insurance covering some, but not all of these risks. The occurrence of a significant event that is not fully insured against could have a material adverse effect on our financial position.

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

Employees

At December 31, 2008, we had 37 employees. Certain of our employees perform management and administrative services for affiliated companies. We are reimbursed by these affiliates for the salaries and benefits of these individuals based on the estimated time they spent working for those affiliates. In addition, in the past, we have also received 100% of the COPAS overhead charges billed to these affiliated companies. For the years ended December 31, 2008 and 2007, expenses reimbursed to us under these arrangements were $1.4 million and $11.2 million, respectively, and are reflected as a reduction in our general and administrative expenses. A Louisiana well servicing company provides all necessary field personnel needed to operate the WCBB and the Hackberry fields.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, the West Texas Intermediate posted price for crude oil has ranged from a low of $30.28 per barrel, or bbl, in December 2008 to a high of $145.31 per bbl in July 2008. The Henry Hub spot market price of natural gas has ranged from a low of $3.53 per million British thermal units, or MMBtu, in September 2006 to a high of $15.52 per MMBtu in January 2006. On December 31, 2008, the West Texas Intermediate posted price for crude oil was $44.60 per bbl and the Henry Hub spot market price of natural gas was $5.63 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations.

Declining general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.

Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil, natural gas and natural gas liquids, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could continue to diminish, which could impact the price at which we can sell our oil, natural gas and natural gas liquids, affect our vendors, suppliers and customers ability to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition.

Our success depends on finding, developing or acquiring additional reserves.

Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, or both. To increase reserves and production, we undertake development, exploration and other replacement activities or use third parties to accomplish these activities. We have made and expect in the future to make substantial capital expenditures in our business and operations for the development, production, exploration and acquisition of oil and natural gas reserves. To date, we have financed capital expenditures primarily with cash flow from operations, the issuance of equity securities and borrowings under our bank and other credit facilities. Our cash flow from operations and access to capital are subject to a number of variables, including:

•	our proved reserves;

•	the level of oil and natural gas we are able to produce from existing wells;

•	the prices at which oil and natural gas are sold; and

•	our ability to acquire, locate and produce new reserves.

We may not have sufficient resources to undertake our exploration, development and production activities or the, acquisition of oil and natural gas reserves, our exploratory projects or other replacement activities may not result in significant additional reserves and we may not have success drilling productive wells at low finding and development costs. Furthermore, although our revenues may increase if prevailing oil and natural gas prices increase significantly, our finding costs for additional reserves could also increase.

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

Our Canadian oil sands project is a complex undertaking and may not be completed at our estimated cost or at all.

During the third quarter of 2006, we, through our wholly owned subsidiary Grizzly Holdings Inc., purchased a 24.9999% interest in Grizzly. The remaining interests in Grizzly are owned by entities controlled by Wexford. During 2006 and 2007, Grizzly acquired leases in the Athabasca region located in the Alberta Province near Fort McMurray near other oil sands development projects. Grizzly has approximately 511,000 acres under lease and our total net investment in Grizzly was $21.9 million at December 31, 2008. During the 2006/2007 and 2007/2008 winter delineation drilling seasons, Grizzly drilled an aggregate of 117 core holes, tested five separate lease blocks and undertook a seismic program. 2009 plans currently include drilling approximately 15 additional core holes and possibly acquiring additional leases. This is a complex project and financing has not been secured. This project may not be completed at our estimated cost or at all.

Shortage of rigs, equipment, supplies or personnel may restrict our operations.

The oil and natural gas industry is cyclical, which can result in a shortage of drilling rigs, equipment, supplies and personnel. As a result, the costs and delivery times of rigs, equipment and supplies increase and demand for, and wage rates of, qualified drilling rig crews also rise with increases in the number of active rigs in service. In accordance with customary industry practice, we rely on independent third party service providers to provide most of the services necessary to drill new wells. Shortages of drilling rigs, equipment, supplies, personnel, trucking services, tubulars, fracing and completion services and production equipment could delay or restrict our exploration and development operations, which in turn could impair our financial condition and results of operations.

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

There are numerous uncertainties associated with estimating quantities of proved reserves and in projecting future rates of production and timing of expenditures. The reserve information included in this report represents only estimates based on reports prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2008 with respect to our WCBB field, by Pinnacle Energy Services, LLC with respect to our assets in the Permian Basin in West Texas and by our personnel with respect to our Hackberry and Bakken fields and our overrides and non-operated interests. Petroleum engineering is not an exact science. Information relating to our proved oil and natural gas reserves is based upon engineering estimates. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, future site restoration and abandonment costs, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, capital expenditures and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

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

There are numerous uncertainties in estimating quantities of bitumen reserves and resources and the indicated level of reserves or recovery of bitumen may not be realized.

There are numerous uncertainties in estimating quantities of bitumen reserves and resources, and the indicated level of reserves or recovery of bitumen may not be realized. In general, estimates of economically recoverable bitumen reserves and the future net cash flow from such reserves are based upon a number of factors and assumptions made as of the date on which the reserve and resource estimates were determined, such as geological and engineering estimates which have uncertainties, the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of reserves are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the economically recoverable bitumen, the classification of such reserves based on risk of recovery and estimates of future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially.

Estimates with respect to reserves and resources that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves, rather than upon actual production history. Estimates based on these methods generally are less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history may result in variations in the estimated reserves. Reserve and resource estimates may require revision based on actual production experience. Reserve and resources estimates are determined with reference to assumed oil prices and operating costs. Market price fluctuations of oil prices may render uneconomic the recovery of certain grades of bitumen. The actual gravity or quality of bitumen to be produced from Grizzly’s lands cannot be determined at this time.

The marketability of our production is dependent upon compressors, gathering lines, transportation barges and other facilities, certain of which we do not control. When these facilities are unavailable, our operations can be interrupted and our revenues reduced.

The marketability of our oil and natural gas production depends in part upon the availability, proximity and capacity of natural gas lines and transportation barges owned by third parties. In general, we do not control these transportation facilities and our access to them may be limited or denied. A significant disruption in the availability of these transportation facilities or our compression and other production facilities could adversely impact our ability to deliver to market or produce our oil and natural gas and thereby cause a significant interruption in our operations. We are at particular risk with respect to oil and natural gas produced at our WCBB field, which is our largest field. In October 2006, for example, a natural gas line in this field operated by our natural gas purchaser was ruptured by a third party contractor, requiring the field to be shut in for approximately seven weeks until the line could be repaired. Further, we are dependent on our oil purchaser to provide the barges necessary to transport our oil production from the WCBB field. If, in the future, we are unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounter compression or other production related difficulties, we will be required to again shut in or curtail production from the field. Any such shut in or curtailment, or an inability to obtain favorable terms for delivery of the oil and natural gas produced from the field, would adversely affect our financial condition and results of operations.

An substantial portion of our producing properties is located in Louisiana, making us vulnerable to risks associated with operating in this region.

Our operations are concentrated in Louisiana and our largest field, WCBB, is located approximately five miles off the coast of Louisiana in a shallow bay with water depths averaging eight to ten feet. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from this region caused by weather conditions such as fog or rain, hurricanes or other natural disasters, or lack of field infrastructure. Losses could occur for uninsured risks or in amounts in excess of any existing insurance coverage. We may not be able to obtain and maintain adequate insurance at rates we consider reasonable or that any particular types of coverage will be available.

Our identified drilling locations comprise an estimation of part of our future drilling plans over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

We have identified over 150 drilling locations on our Louisiana properties. These drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, oil and natural gas prices, inclement weather, costs and drilling results. Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

Operating hazards and uninsured risks may result in substantial losses.

Our operations are subject to all of the hazards and operating risks associated with drilling for and production of oil and natural gas, including the risk of fire, explosions, blowouts, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases. The occurrence of any of these events could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. For example, in October 2006, an accident occurred north of our production facilities in the WCBB field in southern Louisiana involving two contracted vessels that were performing work on our behalf in the field. A tugboat and two barges laden with construction materials ruptured an underwater natural gas pipeline and a subsequent fire damaged the vessels. Six fatalities resulted from the accident. Several lawsuits relating to this incident were filed against us, among other parties. These lawsuits against us have all been settled.

In accordance with customary industry practice, we historically have maintained insurance against some, but not all, of our business risks. Our insurance may not be adequate to cover any losses or liabilities we may suffer. Also, insurance may no longer be available to us or, if it is, its availability may be at premium levels that do not justify its purchase. In addition, we understand that insurance carriers are modifying or otherwise restricting insurance coverage or ceasing to provide certain types of insurance coverage in the Gulf Coast region. We may also be liable for environmental damage caused by previous owners of properties purchased by us, which liabilities may not be covered by insurance.

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

The availability of a ready market for any oil and natural gas we produce depends on numerous factors beyond the control of our management, including but not limited to the extent of domestic production and imports of oil, the proximity and capacity of gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and natural gas production and federal regulation of gas sold in interstate commerce. The oil and natural gas we produce in Louisiana is sold to purchasers who service the areas where our wells are located. We sell the majority of our oil to Shell Trading Company, or Shell. Shell takes custody of the oil at the outlet from our oil storage barge. At December 31, 2008, our WCBB production, other than production sold under forward sales contracts, was being sold in accordance with the Shell posted price for West Texas/New Mexico Intermediate crude plus or minus Platt’s trade month average P+ value, plus or minus the Platt’s HLS/WTI trade month average differential less $3.45 per Bbl for transportation. For the year ended December 31, 2008 and the year ended December 31, 2007, we sold approximately 87% and 99%, respectively, of our oil production to Shell and 60% and 69%, respectively, of our natural gas production to Chevron. During 2008, we sold approximately 11%, 100%, and 22% of our oil, natural gas liquids, and natural gas production, respectively, to Windsor and 16% of our natural gas production to Hilcorp Energy Company. During 2007, we sold approximately 23% of our natural gas production to Hilcorp Energy Company. During 2006, we sold 100% of our oil production to Shell and 96% of our natural gas production to Chevron. We may not continue to have ready access to suitable markets for our future oil and natural gas production.

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

Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs, adjusted for any contract provisions or financial derivatives, if any, that hedge oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, less income tax effects related to differences between the book and tax basis of the oil and natural gas properties. If the net book value reduced by the related net deferred income tax liability exceeds the ceiling, an impairment or noncash writedown is required. A ceiling test impairment can give us a significant loss for a particular period. Once incurred, a write down of oil and natural gas properties is not reversible at a later date, even if oil or gas prices increase. For instance, as a result of the drop in commodity prices on December 31, 2008, we recognized a ceiling test impairment of $272,722,000 for the year ended December 31, 2008. This impairment, however, reduces future depletion expense. If prices of oil, natural gas and natural gas liquids continue to decrease, we may be required to further write down the value of our oil and gas properties. Future non-cash asset impairments could negatively affect our results of operations.

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

To mitigate the effects of commodity price fluctuations, during 2008, we were party to forward sales contracts for the sale of 3,500 barrels of WCBB production per day at a weighted average daily price of $78.56 per barrel before transportation costs. We delivered approximately 73% of our 2008 production under these agreements. For the period January through December 2009, we had entered into agreements to sell 3,000 barrels of WCBB production per day at a weighted average daily price of $89.06 per barrel before transportation costs. In December 2008, we terminated these 2009 forward sales contracts in exchange for $39.0 million in cash. Subsequently, we entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $55.17 per barrel, before transportation costs, for the period April 2009 to August 2009. We have also entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs, for the period September 2009 to December 2009. For the period January 2010 through February 2010, we have entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs. For the period March 2010 through December 2010, we have entered into forward sales contracts for the sale of 2,000 barrels of WCBB production per day at a weighted average daily price of $57.35 per barrel, before transportation costs. Under these contracts, we have committed to deliver approximately 50% of our estimated 2009 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. Since these contracts require physical delivery of production quantities, they normally would be exempted from the provisions of SFAS 133 as normal sales of production. However, as a result of the early termination of the contracts in December 2008, we will not be able to apply this election on new contracts and they will be accounted for at fair value until we re-establish a history of physical delivery without early termination. In addition, these arrangements may limit the benefit to us of increases in the price of oil.

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

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas. The impact of the changing demand for oil and gas services and products may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our system of disclosure and internal controls and procedures may not be successful in preventing all errors and fraud, or in making all material information known in a timely manner to management.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected that could have a material adverse effect on our business, results of operations and financial condition.

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

As of December 31, 2008, our executive officers and directors, in the aggregate, beneficially owned approximately 4% of our outstanding common stock and Charles E. Davidson, one of our major stockholders, beneficially owned approximately 36% of our outstanding common stock. As a result, these stockholders acting together are able to exercise significant influence over most matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

An active trading market for our common stock may not develop or be sustained.

Since July 14, 2006, our common stock has been listed on The NASDAQ Global Select Market under the symbol “GPOR.” From February 28, 2006 until that date, our common stock was listed on the NASDAQ National Market. Prior to that date, our common stock was traded on the NASD OTC Bulletin Board under the symbol “GPOR.OB.” There is a limited market for our shares. An active trading market may not develop, or if it does, it may not be sustained.

We do not currently pay dividends on our common stock and do not anticipate doing so in the future.

We have paid no cash dividends on our common stock, and we may not pay cash dividends on our common stock in the future. We intend to retain any earnings to fund our operations. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our credit agreement prohibit the payment of any dividends to the holders of our common stock.

A change of control could limit our use of net operating losses.

As of December 31, 2008, we had a net operating loss, or NOL, carry forward of approximately $60 million for federal income tax purposes. Transfers of our stock in the future could result in an ownership change. In such a case, our ability to use the NOLs generated through the ownership change date could be limited. In general, the amount of NOLs we could use for any tax year after the date of the ownership change would be limited to the value of our stock (as of the ownership change date) multiplied by the long-term tax-exempt rate.

Future sales of our common stock may depress our stock price.

We and certain of our stockholders have registered a substantial number of shares of our common stock under a registration statement filed with the SEC. Sales of these shares of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, sales by certain of our stockholders of their shares could impair our ability to raise capital through the sale of common or preferred stock. As of March 1, 2009, there were 42,647,034 shares of our common stock issued and outstanding, excluding 85,037 shares of restricted stock awarded under our 2005 Stock Incentive Plan.

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

None

ITEM 2.	PROPERTIES

Proved Oil and Natural Gas Reserves

The oil and natural gas reserve information set forth below represents estimates of our proved oil and natural gas reserves as prepared by the independent engineering firm of Netherland, Sewell & Associates, Inc., or NSAI, Pinnacle Energy Services, LLC, or Pinnacle, and by our personnel. Reserve engineering is a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. Estimates of economically recoverable oil and natural gas and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices and future production rates and costs. See “Risk Factors” contained elsewhere in this Form 10-K. We have not filed any estimates of total, proved net oil or gas reserves with any federal authority or agency other than the SEC since the beginning of our last fiscal year.

The following table sets forth estimates of our proved oil and natural gas reserves at December 31, 2008, 2007 and 2006. Reserve estimates at December 31, 2008 were prepared by NSAI with respect to our WCBB field (48% of proved reserves PV-10 value at December 31, 2008), by Pinnacle with respect to our assets in the Permian Basin in West Texas (28% of proved reserves PV-10 value at December 31, 2008) and by our personnel with respect to our Hackberry fields and our overriding royalty and non-operated interests including Bakken (24% of proved reserves PV-10 value at December 31, 2008). Reserve estimates at December 31, 2007 were prepared by NSAI with respect to our WCBB field (61% of proved reserves PV-10 value at December 31, 2007), by Pinnacle with respect to our assets in the Permian Basin in West Texas (18% of proved reserves PV-10 value at December 31, 2007) and by our personnel with respect to our Hackberry fields and our overriding royalty and non-operated interests (21% of proved reserves PV-10 value at December 31, 2007). The reserve estimates at December 31, 2006 were prepared by NSAI with respect to our WCBB field (82% of proved reserves PV-10 value at December 31, 2006) and by our personnel with respect to our Hackberry fields and our overriding royalty and non-operated interests (18% of proved reserves PV-10 value at December 31, 2006).

	December 31, 2008			December 31, 2007			December 31, 2006
	Developed	Undeveloped	Total	Developed	Undeveloped	Total	Developed	Undeveloped	Total
Oil (MBbls)	7,072	14,699	21,771	7,116	17,999	25,115	4,876	14,816	19,692
Gas (MMcf)	7,187	15,048	22,235	6,746	17,513	24,259	4,077	16,724	20,801
Mboe	8,269	17,208	25,477	8,240	20,918	29,158	5,556	17,603	23,159
PV-10 (in millions) (1)	$91.6	$34.6	$126.2	$294.7	$526.5	$821.2	$120.0	$279.4	$399.4
Standardized measure (in millions) (2)			$126.2			$668.3			$352.6

(1)	Represents present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proven reserves. The estimated future net revenues set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions prevailing at December 31, 2008. The estimated future production in our WCBB and Hackberry fields is priced at December 31, 2008, 2007 and 2006, without escalation using $41.00 per barrel and $5.71 per MMBtu, $92.50 per barrel and $6.80 per MMBtu and $57.75 per barrel and $5.64 per MMBtu, respectively, adjusted by lease for transportation fees and regional price differentials.

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

	December 31,
	2008	2007	2006
Standardized measure of discounted future net cash flows	$126,240,000	$668,295,000	$352,648,000
Add: Present value of future income tax discounted at 10%	—	152,949,000	46,804,000

PV-10 value	$126,240,000	$821,244,000	$399,452,000

(2)	The standardized measure represents the present value of estimated future cash inflows from proved oil and natural gas reserves, less future development, abandonment, production, and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions as were used to calculate PV-10. Standardized measure differs from PV-10 because standardized measure includes the effect of future income taxes.

The above table does not include proved reserves net to our interest in Tatex of 3.5 Bcf of gas and 19,000 barrels of oil at December 31, 2008. For further discussion of our interest in Tatex, see Item 1. “Description of Business—Additional Properties.”

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices only by contractual arrangements, but not on escalations based on future conditions. Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells on which a relatively major expenditure is required to establish production.

Total proved reserves were 25,477 Mboe at December 31, 2008, 29,158 Mboe at December 31, 2007 and 23,159 Mboe at December 31, 2006. The decrease in 2008 reserves, as compared to 2007 reserves, is primarily attributable to the decline in oil prices. The increase in 2007 reserves, as compared to 2006 reserves, is mainly attributable to the acquisition of our Permian assets in December 2007. As of December 31, 2008, 36.7% of our total proved reserves were classified as proved developed non-producing.

The following table sets forth certain information with respect to the total proved undeveloped reserves that were converted to proved developed status over the past five years.

YEAR	Beginning of Year Proved Undeveloped Reserves MBOE		PUD Reserves Converted to Proved Developed MBOE	% PUD Reserves Converted to Proved Developed %	Capital Related to Development of PUD Reserves MM$
2004	20,138		493.0	2.4%	6.2
2005	19,361		1,300.0	6.7%	18.9
2006	18,238		1,435.0	7.9%	33.0
2007	17,603		2,804.0	15.9%	55.6
2008	20,918	(1)	2,586.0	12.4%	61.8

(1)	Includes 5,041 MBOE added from the acquisition of the Permian Basin in December 2007.

Our total proved oil and gas reserves of 25,477 Mboe at December 31, 2008 include reserves attributable to 81 PUD wells at WCBB that we anticipate will be drilled by 2019. Of these total reserves, an aggregate of 2,839 Mboe of undeveloped reserves at WCBB are scheduled for development from 2014 through 2019 for aggregate estimated development costs of $69.1 million. These proved undeveloped reserves with a development schedule beyond five years have been included in our reserve estimate based on the results of an extensive engineering and geological field analysis undertaken by us and our independent third party petroleum engineer, our subsequent reprocessing and reinterpreting of our seismic data and an analysis of historical subsurface well data and data gathered from our drilling activities. Over the past 12 years, we have drilled 128 wells at WCBB, excluding exploratory wells drilled to preserve acreage, with a success rate in excess of 88%. We have included these PUD locations in our reserves based on our historical drilling experience and our belief that they will be drilled within the ten-year period contemplated by our reserve report.

Production, Prices, and Production Costs

The following table presents our production volumes, average prices received and average production costs during the periods indicated:

	2008		2007		2006
Production Volumes:
Oil (MBbls)	1,584		1,501		870
Gas (MMcf)	712		816		677
Natural gas liquids (Gallons)	2,583		—		—
Oil equivalents (Mboe)	1,764		1,637		983

Average Prices:
Oil (per Bbl)	$83.23	(1)	$66.71	(1)	$64.43	(1)
Gas (per Mcf)	$9.23		$7.40		$6.20
Natural gas liquids (per Gallon)	$1.26		$—		$—
Oil equivalents (per Mboe)	$80.30		$64.86		$61.30

Production Costs:
Average production costs (per Boe)	$12.96	(2)	$10.18	(2)	$10.86	(2)
Average production taxes (per Boe)	$8.96		$7.74		$7.50

Total production costs (per Boe)	$21.92		$17.92		$18.36

(1)	Includes fixed contract prices at a weighted average price of:

January – December 2006	$64.05
June – December 2007	$66.10
January – December 2008	$78.56

Excluding the net effect of the fixed price contracts, the average oil price for 2008 would have been $118.63 per barrel and $112.08 per barrel of oil equivalent. The total volume hedged for 2008 represented approximately 73% of our total oil sales for the year. Excluding the net effect of the fixed price contracts, the average oil price for 2007 would have been $72.25 per barrel and $69.93 per barrel of oil equivalent. The total volume hedged for 2007 represented approximately 43% of our total oil sales volumes for the year. Excluding the effect of the fixed price contracts, the average oil price for 2006 would have been $65.56 per barrel and $62.30 per barrel of oil equivalent. The total volume hedged for 2006 represented approximately 62% of our total oil sales volumes for the year. Also includes financial hedge contracts with an average mark-to-market value of approximately $82,000 per month for the months of January-December 2006.

(2)	Does not include production taxes.

Productive Wells and Acreage

The following table presents our total gross and net productive wells, expressed separately for oil and gas, and the total gross and net developed acres as of December 31, 2008:

	NRI/WI (1)	Producing Wells (2)		Non-Producing Wells		Developed Acreage (3)		Undeveloped Acreage
Field	Percentages	Gross	Net	Gross	Net	Gross	Net	Gross	Net
West Cote Blanche Bay (4)	80.3/100	107	107	158	158	5,668	5,668	—	—
E. Hackberry (5)	79.4/100	18	18	80	80	3,291	3,291	3,942	3,942
W. Hackberry	87.5/100	3	3	24	24	592	592	—	—
Permian	38.1/49.5	61	30.5	—	—	8,075	4,150	480	160
Bakken (6)	2.3/2.2	38	0.8	—	—	8,153	891	154,737	16,910
Overrides/Royalty Non-operated	Various	9	0.5	17	0.8	4,956	586	—	—

Total		236	159.8	279	262.8	30,735	15,178	159,159	21,012

(1)	Net Revenue Interest (NRI)/Working Interest (WI).
(2)	Includes 30 gross and net wells at WCBB that are producing intermittently.
(3)	Developed acres are acres spaced or assigned to productive wells. Approximately 42% of our acreage is developed acreage and has been perpetuated by production.
(4)	We have a 100% working interest (80.335% average NRI) from the surface to the base of the 13900 Sand which is located at 11,320 feet. Below the base of the 13900 Sand, we have a 40.40% non-operated working interest (29.95% NRI).
(5)	NRI shown is for producing wells.
(6)	NRI/WI is from wells that have been drilled or in which we have elected to participate.

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

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
Recompletions:
Productive	58	56.5	62	62	18	18
Dry	—	—	—	—	1	1

Total	58	56.5	62	62	19	19

Development:
Productive	69	27	23	23	24	24
Dry	—	—	3	3	2	2

Total	69	27	26	26	26	26

Exploratory:
Productive	0	0	9	9	1	1
Dry	1	1	3	3	1	1

Total	1	1	12	12	2	2

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

The Louisiana Department of Revenue, or LDR, is disputing our severance tax payments to the State of Louisiana from the sale of oil under fixed price contracts during the years 2005 through 2007. The LDR maintains that we paid approximately $1.8 million less in severance taxes under fixed price terms than the severance taxes we would have had to pay had we paid severance taxes on the oil at the contracted market rates only. We have denied any liability to the LDR for underpayment of severance taxes and have maintained that we were entitled to enter into the fixed price contracts with unrelated third parties and pay severance taxes based upon the proceeds received under those contracts. We have maintained our right to contest any final assessment or suit for collection if brought by the State.

In November 2006, Cudd Pressure Control, Inc., or Cudd, filed a lawsuit against us and Great White Pressure Control LLC, an affiliate of ours, among others, in the 129th Judicial District Harris County, Texas. The lawsuit was subsequently removed to the United States District Court for the Southern District of Texas (Houston Division). The lawsuit alleges RICO violations and several other causes of action relating to an affiliate company’s employment of several former Cudd employees and seeks unspecified monetary damages and injunctive relief. The defendants in the suit are Ronnie Roles, Rocky Roles, Steve Winters, Bert Ballard, Nelson Britton, Michael Fields, Great White Pressure Control LLC, and us. On stipulation by the parties, the plaintiff’s RICO claim was dismissed without prejudice by order of the court on February 14, 2007. We filed a motion for summary judgment on October 5, 2007. The Court entered a final interlocutory judgment in favor of all defendants, including us, on April 8, 2008. On November 3, 2008, Cudd filed its appeal with the U.S. Court of Appeals for the Fifth Circuit. The defendants filed their response appellate brief on December 19, 2008, and Cudd filed its reply brief on January 19, 2009. We are currently awaiting the Fifth Circuit’s ruling on this matter.

On July 27, 2007, Robotti & Company, LLC filed a putative class action lawsuit in the Court of Chancery for the State of Delaware in and for Kent County, Delaware. The original complaint alleged a breach of fiduciary duty by us and our then present directors in connection with the pricing of our 2004 rights offering. Plaintiff filed an amended complaint on January 15, 2008, and we filed a motion to dismiss in early February 2008 and filed the brief in support of such motion on April 29, 2008. The court held a hearing on October 3, 2008, ultimately deciding to allow the plaintiff to file a second amended complaint. Plaintiff filed its second amended complaint December 22, 2008, which sets forth class action and derivative claim allegations that our then present directors breached their fiduciary duty in connection with the pricing of the 2004 rights offering. The defendants filed their motion to dismiss on January 19, 2009 and their brief in support of such motion on February 20, 2009. Briefing by the parties is scheduled to conclude April 6, 2009 and we anticipate the court will rule on the defendants’ motion to dismiss thereafter.

Due to the current stages of the above litigation, the outcomes are uncertain and management cannot determine the amount of loss, if any, that may result. Litigation is inherently uncertain. Adverse decisions in one or more of the above matters could have a material adverse affect on our financial condition or results of operations.

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

Since July 14, 2006, our common stock has been quoted on The NASDAQ Global Select Market under the symbol “GPOR.” The following table sets forth the high and low sale prices of our common stock for the periods presented:

	Price Range of Common Stock
	High	Low
2007
First Quarter	$13.89	$10.82
Second Quarter	21.34	12.86
Third Quarter	23.70	15.36
Fourth Quarter	25.62	16.60

2008
First Quarter	$19.41	$10.16
Second Quarter	$17.67	$10.43
Third Quarter	$17.07	$9.00
Fourth Quarter	$10.03	$2.87

2009
First Quarter (through February 28, 2009)	$5.20	$2.12

On March 12, 2009, the last reported sale price of our common stock on The NASDAQ Global Select Market was $2.59.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Holders of Record

At the close of business on March 3, 2009, there were 404 stockholders of record holding 42,647,034 shares of our outstanding common stock. There were approximately 7,399 beneficial owners of our common stock as of March 3, 2009.

Dividend Policy

We have never paid dividends on our common stock. We currently intend to retain all earnings to fund our operations. Therefore, we do not intend to pay any cash dividends on the common stock in the foreseeable future. In addition, the terms of our credit facility prohibit the payment of any dividends to the holders of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes appearing elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006 and the selected consolidated balance sheet data at December 31, 2008 and December 31, 2007 are derived from our audited consolidated financial statements appearing elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2005 and December 31, 2004 and the selected consolidated balance sheet data at December 31, 2006, December 31, 2005 and December 31, 2004 are derived from our audited consolidated financial statements that are not included in this report. The historical data presented below is not indicative of future results. We did not pay any cash dividends on our common stock during any of the periods set forth in the following table.

	Fiscal Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Consolidated Statements of Operations Data:
Revenues	$141,217,000	$105,838,000	$60,390,000	$27,559,000	$23,190,000

Costs and expenses:
Lease operating expenses	22,856,000	16,670,000	10,670,000	7,654,000	6,586,000
Production taxes	15,813,000	12,667,000	7,366,000	3,622,000	2,629,000
Depreciation, depletion and amortization	42,472,000	29,681,000	12,652,000	4,789,000	4,952,000
Impairment of oil and natural gas properties	272,722,000	—	—	—	—
General and administrative	6,843,000	5,802,000	3,251,000	1,561,000	2,107,000
Accretion expense	560,000	554,000	596,000	516,000	490,000

	361,266,000	65,374,000	34,535,000	18,142,000	16,764,000

Income (Loss) from Operations	(220,049,000)	40,464,000	25,855,000	9,417,000	6,426,000

Other (Income) Expense:
Interest expense	4,762,000	3,091,000	1,956,000	250,000	246,000
Interest expense—preferred stock	—	—	—	272,000	1,949,000
Insurance recoveries	(769,000)	—	(3,601,000)	(1,710,000)	—
Settlement of fixed price contracts	(39,000,000)	—	—	—	—
Interest income	(540,000)	(523,000)	(308,000)	(290,000)	(73,000)

	(35,547,000)	2,568,000	(1,953,000)	(1,478,000)	2,122,000

Income (Loss) before Income Taxes	(184,502,000)	37,896,000	27,808,000	10,895,000	4,304,000
Income Tax Expense	—	121,000	—	—	—

Net Income (Loss)	(184,502,000)	37,775,000	27,808,000	10,895,000	4,304,000

Net Income (Loss) Available to Common Stockholders	$(184,502,000)	$37,775,000	$27,808,000	$10,895,000	4,304,000

Net Income (Loss) Per Common Share—Basic:	$(4.33)	$1.03	$0.85	$0.36	$0.31
Net Income (Loss) Per Common Share—Diluted:	$(4.33)	$1.01	$0.82	$0.34	$0.28

	At December 31,
	2008	2007	2006	2005	2004
Selected Consolidated Balance Sheet Data:
Total assets	$221,873,000	$419,137,000	$195,151,000	$111,820,000	$78,150,000
Total debt, including current maturity	$70,731,000	$66,533,000	$37,691,000	$10,200,000	$3,404,000
Total liabilities	$107,772,000	$115,015,000	$71,342,000	$27,493,000	$29,053,000
Stockholders’ equity	$114,101,000	$304,122,000	$123,809,000	$84,327,000	$49,097,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

2008 Highlights

•	Oil and natural gas revenues increased $35.6 million to $141.7 million for the year ended December 31, 2008 from $106.1 million for 2007.

•

Net loss including impairment of oil and gas assets of $272.7 million was $184.5 million for the year ended December 31, 2008. Before impairment of oil and natural gas properties, net income increased 133% to $88.2 million for the year ended December 31, 2008 from $37.8 million for 2007.

•	Production increased 8% to 1,764,000 BOE for the year ended December 31, 2008 from 1,637,000 BOE for 2007.

•	During 2008, we drilled 81 wells and recompleted 58 wells. Of our 81 new wells drilled, 69 were completed as producing wells, one was non-productive and 11 are waiting on completion.

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

Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Net capitalized costs are limited to the estimated future net revenues, after income taxes, discounted at 10% per year, from proven oil and natural gas reserves and the cost of the properties not subject to amortization. Such capitalized costs, including the estimated future development costs and site remediation costs, if any, are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled $22.5 million at December 31, 2008 and $37.3 million at December 31, 2007. These costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.

Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, less income tax effects related to differences between the book and tax basis of the oil and natural gas properties. If the net book value reduced by the related net deferred income tax liability exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. For instance, as a result of the drop in commodity prices on December 31, 2008 and subsequent reduction in our proved reserves, we recognized a ceiling test impairment of $272,722,000 for the year ended December 31, 2008. If prices of oil, natural gas and natural gas liquids continue to decrease, we may be required to further write down the value of our oil and gas properties, which could negatively affect our results of operations.

Asset Retirement Obligations. We have obligations to remove equipment and restore land at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells and associated production facilities.

We account for abandonment and restoration liabilities under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,“ SFAS No. 143, which requires us to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed into service. When the liability is initially recorded, we increase the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. Upon settlement of the liability or the sale of the well, the liability is reversed. These liability amounts may change because of changes in asset lives, estimated costs of abandonment or legal or statutory remediation requirements.

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

Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management’s opinion, it is more likely than not that some portion will not be realized. At December 31, 2008, a valuation allowance of $81.9 million had been provided for deferred tax assets based on the uncertainty of future taxable income.

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

To mitigate the effects of commodity price fluctuations, during 2008, we were party to forward sales contracts for the sale of 3,500 barrels of WCBB production per day at a weighted average daily price of $78.56 per barrel before transportation costs. We delivered approximately 73% of our 2008 production under these agreements. For the period January through December 2009, we had entered into agreements to sell 3,000 barrels of WCBB production per day at a weighted average daily price of $89.06 per barrel before transportation costs. In December 2008, we terminated these 2009 forward sales contracts in exchange for $39.0 million in cash. Subsequently, we entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $55.17 per barrel, before transportation costs, for the period April 2009 to August 2009. We have also entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs, for the period September 2009 to December 2009. For the period January 2010 through February 2010 we have entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs. For the period March 2010 through December 2010, we have entered into forward sales contracts for the sale of 2,000 barrels of WCBB production per day at a weighted average daily price of $57.35 per barrel, before transportation costs. Under these 2009 contracts, we have committed to deliver approximately 50% of our estimated 2009 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. Since these contracts require physical delivery of production quantities, they normally would be exempted from the provisions of SFAS 133 as normal sales of production. However, as a result of the early termination of the contracts in December 2008, we will not be able to apply this election on new contracts and they will be accounted for at fair value until we re-establish a history of physical delivery without early termination. In addition, these arrangements may limit the benefit to us of increases in the price of oil.

RESULTS OF OPERATIONS

Results of Operations

The markets for oil and natural gas have historically been, and will continue to be, volatile. Prices for oil and natural gas may fluctuate in response to relatively minor changes in supply and demand, market uncertainty and a variety of factors beyond our control.

The following table presents our production volumes, average prices received and average production costs during the periods indicated:

	2008		2007		2006
Production Volumes:
Oil (MBbls)	1,584		1,501		870
Gas (MMcf)	712		816		677
Natural gas liquids (Gallons)	2,583		—		—
Oil equivalents (Mboe)	1,764		1,637		983

Average Prices:
Oil (per Bbl)	$83.23	(1)	$66.71	(1)	$64.43	(1)
Gas (per Mcf)	$9.23		$7.40		$6.20
Natural gas liquids (per Gallon)	$1.26		$—		$—
Oil equivalents (per Mboe)	$80.30		$64.86		$61.30

Production Costs:
Average production costs (per Boe)	$12.96	(2)	$10.18	(2)	$10.86	(2)
Average production taxes (per Boe)	$8.96		$7.74		$7.50

Total production costs (per Boe)	$21.92		$17.92		$18.36

(1)	Includes fixed contract prices at a weighted average price of:

January – December 2006	$64.05
June – December 2007	$66.10
January – December 2008	$78.56

Excluding the net effect of the fixed price contracts, the average oil price for 2008 would have been $118.63 per barrel and $112.08 per barrel of oil equivalent. The total volume hedged for 2008 represented approximately 73% of our total oil sales for the year. Excluding the net effect of the fixed price contracts, the average oil price for 2007 would have been $72.25 per barrel and $69.93 per barrel of oil equivalent. The total volume hedged for 2007 represented approximately 43% of our total oil sales volumes for the year. Excluding the effect of the fixed price contracts, the average oil price for 2006 would have been $65.56 per barrel and $62.30 per barrel of oil equivalent. The total volume hedged for 2006 represented approximately 62% of our total oil sales volumes for the year. Also includes financial hedge contracts with an average mark-to-market value of approximately $82,000 per month for the months of January-December 2006.

(2)	Does not include production taxes.

From 2007 to 2008, our net oil equivalent production increased 8% from 1,637,000 barrels to 1,764,000 due primarily to continued drilling and recompletion activities. From 2006 to 2007, our net oil production increased 73% from 870,000 barrels to 1,501,000 barrels due to our continued drilling activity. We currently estimate that our 2009 production will be between 1,600,000 and 1,800,000 BOE. However, such estimate may change based on the changing economic climate and unforeseen events, such as hurricanes.

Comparison of the Years Ended December 31, 2008 and December 31, 2007

We reported a net loss of $184,502,000 for the year ended December 31, 2008, compared to net income of $37,775,000 for the year ended December 31, 2007. This net loss was primarily attributable to an impairment charge of $272,722,000 related to the drastic decline in oil and gas prices, partially offset by a $39.0 million gain from the sale in December 2008 of all of our then existing 2009 fixed price contracts. Excluding the effect of the impairment, our net income increased 133% due primarily to (1) a 8% increase in net production to 1,764,053 BOE for the year ended December 31, 2008 from 1,636,902 BOE for 2007, (2) a 25% increase in the average oil price received to $83.23 per barrel for the year ended December 31, 2008 from $66.71 per barrel for 2007 and (3) a $39.0 million gain from the sale in December 2008 of all of our then existing fixed price contracts.

Oil and Gas Revenues. For the year ended December 31, 2008, we reported oil and gas revenues of $141,650,000, compared to oil and gas revenues of $106,163,000 during 2007. This 33% increase in revenues is mainly attributable to an 8% increase in net production to 1,764,053 BOE for the year ended December 31, 2008 from 1,636,902 BOE for 2007 and a 25% increase in the average oil price received to $83.23 per barrel for the year ended December 31, 2008 from $66.71 per barrel for 2007. This increase in oil and natural gas production was the result of production from our 2008 drilling programs and the acquisition of the Permian wells in December 2007. Production in 2008 was adversely affected by the damage caused by Hurricane Ike with production not fully restored until December, 2008. We estimate that approximately 170,000 barrels of oil equivalents production were deferred to other periods.

The following table summarizes our oil and natural gas production and related pricing for the years ended December 31, 2008 and December 31, 2007:

	Year Ended December 31,
	2008	2007
Oil production volumes (MBbls)	1,584	1,501
Gas production volumes (MMcf)	712	816
Natural gas liquids production volumes (Gallons)	2,583	—
Oil equivalents (Mboe)	1,764	1,637
Average oil price (per Bbl)	$83.23	$66.71
Average gas price (per Mcf)	$9.23	$7.40
Average natural gas liquids (per gallon)	$1.26	$—
Oil equivalents (per Boe)	$80.30	$64.86

Lease Operating Expenses. Lease operating expenses, or LOE, excluding the effects of hurricane related costs and production taxes, increased to $19,448,000 for 2008 from $16,670,000 for 2007. The increase in ongoing LOE was mainly due to $2,700,000 of LOE related to the Permian properties acquired in December 2007. In addition, there were also increases in personal property taxes and repairs to compressors and other equipment in our operating area along the Louisiana Gulf Coast. Included in total LOE of $22,856,000 before production taxes is $3,408,000 of hurricane related LOE costs incurred during 2008.

Production Taxes. Production taxes increased to $15,813,000 for 2008 from $12,667,000 for 2007. This increase was directly related to a 33% increase in oil and gas revenues as a result of the 24% improvement in the price received per barrel of oil equivalent and an 8% increase in production for 2008 as compared to 2007.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased to $42,472,000 for the year ended December 31, 2008, and consisted of $42,194,000 in depletion on oil and natural gas properties and $278,000 in depreciation of other property and equipment. This compares to total depreciation, depletion and amortization expense of $29,681,000 for the year ended December 31, 2007, which consisted of $29,220,000 in depreciation on oil and natural gas properties and $461,000 in depreciation of other property and equipment. This increase was due primarily to an increase in our oil and natural gas property costs associated with our 2008 drilling program, an increase in our oil and gas production for the period and a decrease in our total oil and gas reserve volumes.

Impairment of Oil and Gas Properties. We use the full cost method of accounting for oil and gas properties and are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of our oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on our balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, less income tax effects related to differences between the book and tax basis of the oil and natural gas properties. If the net book value reduced by the related net deferred income tax liability exceeds the ceiling, an impairment or noncash write-down is required. As a result of the drop in commodity prices on December 31, 2008, we recognized a ceiling test impairment of $272,722,000 for the year ended December 31, 2008. This impairment however will reduce future depletion expense. There was no impairment charge for the year ended December 31, 2007.

General and Administrative Expenses. Net general and administrative expenses increased to $6,843,000 for 2008 from $5,802,000 for 2007. This $1,041,000 increase was due primarily to an $832,000 increase in franchise taxes as a result of an increase in total assets and shares outstanding and slight increases in audit fees and insurance costs.

Accretion Expense. Accretion expense increased slightly to $560,000 for 2008 from $554,000 for 2007, due to a larger obligation at the beginning of 2008 compared to the beginning of 2007, resulting from the addition of future abandonment obligations on new wells drilled during 2007.

Interest Expense. Interest expense increased to $4,762,000 for 2008 from $3,091,000 for 2007 due to an increase in average debt outstanding. Total weighted debt outstanding under our facilities with Bank of America was $84.2 million for 2008 as compared to $33.2 million for 2007.

Settlement of Fixed Price Contracts. In December 2008, we terminated all of our then existing 2009 fixed price contracts. Through the termination of these contracts, we received a $39.0 million payment during the fourth quarter of 2008, and in accordance with SFAS 133, these amounts were recognized into earnings during the fourth quarter of 2008, the period in which the fixed price contracts were settled. There was not a termination of any fixed price contracts during the year ended December 31, 2007.

Income Taxes. As of December 31, 2008, we had a net operating loss carry forward of approximately $60 million, in addition to numerous temporary differences, which gave rise to a deferred tax asset. Periodically, management performs a forecast of our future taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At December 31, 2008, a valuation allowance of $81.9 million had been provided for our entire net deferred tax asset, with the exception of $653,000 related to alternative minimum taxes.

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

General and Administrative Expenses. Net general and administrative expenses increased to $5,802,000 for 2007 from $3,251,000 for 2006. This increase was due primarily to increases in payroll costs and related benefits as a result of increases in the total number of employees. In addition, this increase also resulted from $310,000 of costs associated with the implementation of Section 404 of the Sarbanes-Oxley Act, an increase of $300,000 in franchise taxes, an increase of $220,000 for the services provided by our external reserve engineers, an increase of $100,000 in our business and D&O insurance costs and an increase of $95,000 for expenses associated with SFAS No. 123(R), “Share Based Payment.“ These increases were partially offset by an increase in the amount of capitalized general and administrative expenses and a decrease in legal expenses and corporate fees.

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

Net cash flow provided by operating activities was $135,323,000 for 2008, as compared to $68,902,000 for 2007. The increase of $66,421,000 in 2008 was primarily the result of the termination in December 2008 of our then existing 2009 fixed price contracts for $39,000,000, an increase in cash receipts from our oil and gas purchasers due to higher prices received for oil production and a 8% increase in net production, partially offset by increase in cash paid for lease operating expenses and production taxes.

Net cash flow provided by operating activities was $68,902,000 for 2007, as compared to net cash flow provided by operating activities of $39,523,000 for 2006. This increase was primarily the result of an increase in cash receipts from our oil and gas purchasers due to a 67% increase in net production, partially offset by increases in cash paid for lease operating expenses and production taxes.

Net cash used in investing activities for 2008 was $136,823,000, as compared to $240,733,000 for 2007. During the year ended December 31, 2008, we spent $126,030,000 in additions to oil and natural gas properties, of which $77,074,000 was spent on our 2008 drilling and recompletion program, $27,131,000 was attributable to the wells drilled or recompleted during 2007, $4,665,000 was spent on compressors, $3,200,000 was spent on facilities, $1,148,000 was spent on plugging activities, $1,933,000 was spent on lease related costs primarily in the Bakken, $1,128,000 was spent on our Belize activities, $841,000 was spent on a new storage barge with the remainder attributable mainly to capitalized general and administrative expenses. In addition, during the year ended December 31, 2008, we received cash distributions of $862,000 from Tatex Thailand II and we made cash investments of $885,000 in Tatex Thailand III and $10,670,000 in Grizzly. We used cash from operations and borrowings under our credit facility to fund our investing activities in 2008.

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

Net cash provided by financing activities for 2008 was $4,680,000, which amount is primarily attributable to $30,000,000 of borrowings under our line of credit, mostly offset by repayments on the line.

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

Credit Facility. On March 11, 2005, we entered into a three-year secured reducing credit agreement, as amended, providing for a revolving credit facility with Bank of America, N.A. Borrowings under the revolving credit facility are subject to a borrowing base limitation, which was initially set at $18.0 million, subject to adjustment. On November 1, 2005, the amount available under the borrowing base limitation was increased to $23.0 million and was redetermined without change on May 30, 2006. On December 19, 2006, the amount available under the borrowing base limitation was increased to $30.0 million. Effective July 19, 2007, the credit facility increased to $150.0 million and the amount available under the borrowing base limitation was increased to $60.0 million. In connection with our acquisition of strategic assets in West Texas in the Permian Basin, effective as of December 20, 2007, our borrowing base under the revolving credit facility increased from $60.0 million to $90.0 million and the Eurodollar interest rate, which we can elect to use at our option, was reduced by 0.75%. In addition, the maturity date was extended from March 31, 2009 to March 31, 2010. We agreed to pay a borrowing base increase fee of 0.50% of any increase of the borrowing base over the highest borrowing base previously in effect, payable on the day such increased borrowing base becomes effective. The facility is subject to annual and semi annual redeterminations. We are currently in the process of a redetermination based on our year-end reserve information and bank pricing decks among other considerations. Preliminary indications from the bank indicate that our borrowing base may be reset at approximately $60.0 million but the exact outcome cannot be predicted at this time. We make quarterly interest payments on amounts borrowed under the facility, which amounts bear interest at Bank of America prime plus 0.5% (3.75% at December 31, 2008). Our obligations under the credit facility are collateralized by a lien on substantially all of our Louisiana and West Texas oil and gas assets.

The credit facility contains certain affirmative and negative covenants, including, but not limited to the following financial covenants: (a) the ratio of funded debt to EBITDAX (net income before deductions for taxes, excluding unrealized gains and losses related to trading securities and commodity hedges, plus depreciation, depletion, amortization and interest expense, plus exploration costs deducted in determining net income under full cost accounting) for a twelve-month period may not be greater than 2.00 to 1.00; and (b) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with all covenants at December 31, 2008. As of December 31, 2008, approximately $64.5 million was outstanding under this facility, which is included in long-term debt, net of current maturities on the accompanying consolidated balance sheet. As of February 28, 2009, approximately $59.0 million was outstanding under this facility. We have used the proceeds of our borrowings under the credit facility for the exploration of our oil and natural gas properties and other capital expenditures, acquisition opportunities, replacement of facilities and equipment due to Hurricanes Rita and for other general corporate purposes.

On July 10, 2006, we entered into a $5.0 million term loan agreement with Bank of America, N.A. related to the purchase of new gas compressor units. The loan began amortizing quarterly on March 31, 2007 on a straight-line basis over seven years based on the outstanding principal balance at December 31, 2006. Amounts borrowed bear interest at Bank of America prime (3.25% at December 31, 2008). We make quarterly interest payments on amounts borrowed under the agreement. Our obligations under the agreement are collateralized by a lien on the compressor units. As of December 31, 2008, approximately $3.6 million was outstanding under this agreement, of which $714,000 and $2,874,000 are included in current maturities of long-term debt and long-term debt, net of current maturities, respectively, on our accompanying consolidated balance sheet.

Building Loans. We had three loans associated with two of our buildings. One loan, in the original principal amount of $115,000, related to a building in Lafayette, Louisiana, that we purchased in 1996 to be used as our Louisiana headquarters. This loan bore interest at the rate of 5.75% per annum. We repaid this loan in full during the third quarter of 2007. In addition, in June 2004 we purchased the office building we occupy in Oklahoma City, Oklahoma for $3.7 million. One of the two loans associated with this building, with an original principal amount of $389,000, matured in March 2006 and bore interest at a rate of 6% per annum. The other loan associated with this building, with an original principal amount of $3.0 million, matures in June 2011 and bears interest at a rate of 6.5% per annum. As of December 31, 2008, approximately $2.6 million was outstanding on this loan. The remaining building loan requires monthly interest and principal payments and is collateralized by the respective land and buildings.

Capital Expenditures. Our recent capital commitments have been primarily for the development of our proved reserves, to increase our net acreage position in Grizzly and fund Grizzly’s delineation drilling program and for acquisitions, primarily our acquisition in the Permian Basin in December 2007. Our strategy, subject to economic and industry conditions, is to continue to (1) increase cash flow generated from our operations by undertaking new drilling, workover, sidetrack and recompletion projects to exploit our existing properties, subject to economic and industry conditions, and (2) explore acquisition and disposition opportunities. We have upgraded our infrastructure and our existing facilities in Southern Louisiana with the goal of increasing operating efficiencies and volume capacities and lowering lease operating expenses. These upgrades were also intended to better enable our facilities to withstand future hurricanes with less damage. Additionally, we completed the reprocessing of 3-D seismic data in one of our principal properties, WCBB. The reprocessed data enables our geophysicists to continue to generate new prospects and enhance existing prospects in the intermediate zones in the field, thus creating a portfolio of new drilling opportunities. In addition, with our acquisition of strategic assets in the Permian Basin in West Texas, we are required to pay 50% of all drilling costs for drilling activity on such properties. To combat significant declines in the commodity prices during the second half of 2008, management undertook a series of actions aimed at reducing capital spending and operating costs. As a result, we reduced our drilling and other capital activities to a minimum in the fourth quarter of 2008, releasing all rigs in Southern Louisiana and the Permian and only selectively participating in wells in the Bakken. During 2009, we are not bound by lease obligations and long term capital commitments relating to the exploration or development of our oil and gas properties. In addition, we have reduced our estimated capital activities and aggressively sought price concessions from our service providers and have recently received indications of 20% to 25% in cost reductions and believe an additional 10% to 20% in reduction may be possible.

In our December 31, 2008 reserve reports, 67.5% of our net reserves were categorized as proved undeveloped. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved developed reserves, or both. To realize reserves and increase production, we must continue our exploratory drilling, undertake other replacement activities or use third parties to accomplish those activities.

Our inventory of prospects includes approximately 81 drilling locations at WCBB. The drilling schedule used in our December 31, 2008 reserve report anticipates that all of those wells will be drilled by 2019. From January 1, 2009 through March 1, 2009, we recompleted seven existing wells at our WCBB field. We currently intend to spend a total of approximately $7.5 to $8.5 million to drill four wells and recomplete 20 wells in our WCBB field during 2009.

In our East Hackberry field, from January 1, 2009 through March 1, 2009, we recompleted three wells. We intend to drill four additional land wells during 2009. Total capital expenditures for our East Hackberry field during 2009 are estimated at $4.5 to $5.5 million.

We currently anticipate that our capital requirements for our properties in the Permian Basin in West Texas will be approximately $2.0 to $2.5 million during 2009. We have identified 147 gross (73.5 net) future development drilling locations. We currently expect that approximately 1.5 net wells will be drilled on this acreage in 2009 at estimated average gross completed gross well cost of $1.34 million.

During the third quarter of 2006, we purchased a 24.9999% interest in Grizzly. As of December 31, 2008, our net investment in Grizzly was approximately $21.9 million. Capital requirements in 2009 for this project are estimated to be approximately $4.3 million, primarily for the expenses associated with the drilling of 15 well core holes during Grizzly’s 2008/2009 drilling program.

Capital expenditures in 2009 relating to our interest in Thailand are expected to be approximately $1.0 million, which we believe will be mostly offset from our share of production from the Phu Horm field.

Capital expenditures in 2009 relating to our interest in the Bakken Shale in the Williston Basin are expected to be approximately $2.5 million, which we believe will be partially offset from our share of production from the field.

Our total capital expenditures for 2009 are currently estimated to be $22 million. This is down significantly from $95 million in 2008 due to the current commodity pricing and cost environment. In response to the challenging economic conditions, we have for now reduced drilling and other capital activities to a minimum in 2009 and released all rigs in Southern Louisiana and the Permian and intend to participate selectively in wells in the Bakken. In addition, through our cost reduction initiative, we have already received indications of 20% to 25% in cost reductions and we are targeting an additional 10% to 20% reduction. We intend to monitor pricing and cost developments and make adjustments to our capital expenditure program as warranted.

We believe that our cash on hand, cash flow from operations and availability under our credit facility, if any, will be sufficient to meet our normal recurring operating needs, debt service obligations, and our WCBB, Hackberry, Bakken, Permian Basin and Grizzly capital requirements for the next twelve months. In the event we elect to further expand or accelerate our drilling programs, pursue acquisitions or accelerate our Canadian oil sands project, we may be required to obtain additional funds which we may do so through traditional borrowings, offerings of debt or equity securities or other means, including the sale of assets. Needed capital may not be available to us on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to delay or curtail implementation of our business plan or not be able to complete acquisitions that may be favorable to us.

Commodity Price Risk

To mitigate the effects of commodity price fluctuations, during 2008, we were party to forward sales contracts for the sale of 3,500 barrels of WCBB production per day at a weighted average daily price of $78.56 per barrel before transportation costs. We delivered approximately 73% of our 2008 production under these agreements. For the period January through December 2009, we had entered into agreements to sell 3,000 barrels of WCBB production per day at a weighted average daily price of $89.06 per barrel before transportation costs. In December 2008, we terminated these 2009 forward sales contracts in exchange for $39.0 million in cash. Subsequently, we entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $55.17 per barrel, before transportation costs, for the period April 2009 to August 2009. We have also entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs, for the period September 2009 to December 2009. For the period January 2010 through February 2010 we have entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs. For the period March 2010 through December 2010, we have entered into forward sales contracts for the sale of 2,000 barrels of WCBB production per day at a weighted average daily price of $57.35 per barrel, before transportation costs. Under these contracts, we have committed to deliver approximately 50% of our estimated 2009 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. Since these contracts require physical delivery of production quantities, they normally would be exempted from the provisions of SFAS 133 as normal sales of production. However, as a result of the early termination of the contracts in December 2008, we will not be able to apply this election on new contracts and they will be accounted for at fair value until we re-establish a history of physical delivery without early termination. In addition, these arrangements may limit the benefit to us of increases in the price of oil.

Commitments

In connection with the acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we can access the trust for use in plugging and abandonment charges associated with the property. As of December 31, 2008, the plugging and abandonment trust totaled approximately $3,144,000 including interest received during 2008 of approximately $45,000. At December 31, 2008, we had plugged 273 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.

Contractual and Commercial Obligations

	Payment due by period (1)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term and long-term debt	$70,731,000	$815,000	$69,185,000	$731,000	$—
Asset retirement obligations	9,269,000	635,000	1,200,000	816,000	6,618,000

Total	$80,000,000	$1,450,000	$70,385,000	$1,547,000	$6,618,000

(1)	Does not include estimated interest of $2,496,000 less than one year, $7,052,000 1-3 years, and $2,223,000 3-5 years.

New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008. We are currently assessing the impact, if any; the adoption of SFAS 141(R) may have on any future acquisitions.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures for derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact, if any, of the adoption of SFAS No. 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy). This statement was effective November 15, 2008 (60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles). The adoption of SFAS No. 162 did not have a material impact to our financial statements.

In December 2008, the Securities and Exchange Commission published a Final Rule, “Modernization of Oil and Gas Reporting.” The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserve volumes. The new requirements also will allow companies to disclose their probable and possible reserves. In addition, the new disclosure requirements require companies to (a) report the independence and qualifications of its reserve preparer, (b) file reports when a third party is relied upon to prepare reserve estimates or conducts a reserve audit, and (c) report oil and gas reserves using an average price based upon the prior 12 month period rather than year end prices. The use of average prices will impact future impairment and depletion calculations. The new requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. Early adoption is not permitted in quarterly reports prior to the first annual report in which the revised disclosures are required. We are currently assessing the impact of this Final Rule.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, the West Texas Intermediate posted price for crude oil has ranged from a low of $30.28 per barrel, or bbl, in December 2008 to a high of $145.31 per bbl in July 2008. The Henry Hub spot market price of natural gas has ranged from a low of $3.53 per million British thermal units, or MMBtu, in September 2006 to a high of $15.52 per MMBtu in January 2006. On December 31, 2008, the West Texas Intermediate posted price for crude oil was $44.60 per bbl and the Henry Hub spot market price of natural gas was $5.63 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations.

To mitigate the effects of commodity price fluctuations, during 2008, we were party to forward sales contracts for the sale of 3,500 barrels of WCBB production per day at a weighted average daily price of $78.56 per barrel before transportation costs. We delivered approximately 73% of our 2008 production under these agreements. For the period January through December 2009, we had entered into agreements to sell 3,000 barrels of WCBB production per day at a weighted average daily price of $89.06 per barrel before transportation costs. In December 2008, we terminated these 2009 forward sales contracts in exchange for $39.0 million in cash. Subsequently, we entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $55.17 per barrel, before transportation costs, for the period April 2009 to August 2009. We have also entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs, for the period September 2009 to December 2009. For the period January 2010 through February 2010 we have entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs. For the period March 2010 through December 2010, we have entered into forward sales contracts for the sale of 2,000 barrels of WCBB production per day at a weighted average daily price of $57.35 per barrel, before transportation costs. Under these contracts, we have committed to deliver approximately 50% of our estimated 2009 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. Since these contracts require physical delivery of production quantities, they normally would be exempted from the provisions of SFAS 133 as normal sales of production. However, as a result of the early termination of the contracts in December 2008, we will not be able to apply this election on new contracts and they will be accounted for at fair value until we re-establish a history of physical delivery without early termination. In addition, these arrangements may limit the benefit to us of increases in the price of oil.

Our credit facility and term loan with Bank of America are structured under floating rate terms and, as such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. Borrowings under our revolving credit facility with Bank of America bear interest at Bank of America prime plus 0.5% (3.75% at December 31, 2008). Borrowings under our term loan with Bank of America bear interest at Bank of America prime (3.25% at December 31, 2008). Based on the current debt structure, a 1% increase in interest rates would increase interest expense by approximately $681,000 per year, based on an aggregate of $68.1 million outstanding under our credit facilities as of December 31, 2008. As of December 31, 2008, we did not have any interest rate swaps to hedge our interest risks.

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

As of December 31, 2008, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Vice President and Chief Financial Officer have concluded that as of December 31, 2008, our disclosure controls and procedures are effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, management did not identify any material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2008.

Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements for the year ended December 31, 2008 included with this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2008, as stated in their accompanying report.

/s/ James D. Palm		/s/ Michael G. Moore
Name:	James D. Palm	Name:	Michael G. Moore
Title:	Chief Executive Officer	Title:	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Gulfport Energy Corporation:

We have audited internal control over financial reporting of Gulfport Energy Corporation and Subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Gulfport Energy Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gulfport Energy Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

March 16, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information concerning Item 10—Directors, Executive Officers and Corporate Governance, see our definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of our previous fiscal year and is incorporated herein by this reference (with the exception of portions noted therein that are not incorporated by reference).

ITEM 11.	EXECUTIVE COMPENSATION

For information concerning Item 11—Executive Compensation, see our definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of our previous fiscal year and is incorporated herein by this reference (with the exception of portions noted therein that are not incorporated by reference).

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

For information concerning Item 13—Certain Relationships and Related Transactions, and Director Independence, see our definitive proxy statement, which will be filed with the Securities and Exchange Commission with 120 days after the close of our previous fiscal year and is incorporated herein by this reference (with the exception of portions noted therein that are not incorporated by reference).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For information concerning Item 14—Principal Accounting Fees and Services, see our definitive proxy statement, which will be filed with the Securities and Exchange Commission with 120 days after the close of our previous fiscal year and is incorporated herein by this reference (with the exception of portions noted therein that are not incorporated by reference).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List the following documents filed as part of this report:

Exhibit Number	Description

2.1	Purchase and Sale Agreement, dated as of November 28, 2007, by and among Ambrose Energy I, Ltd. and each of the other persons, which are listed as a party seller, and Windsor Permian (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 24, 2007).

2.2	Second Amendment to the Purchase and Sale Agreement, dated as of December 18, 2007, by and among Ambrose Energy I, Ltd., each of the other parties which are listed as a party seller, Windsor Permian and Gulfport (incorporated by reference to Exhibit 2.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 24, 2007).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 12, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

4.2	Form of Warrant Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

4.3	Registration Rights Agreement, dated as of February 23, 2005, by and among the Company, Southpoint Fund LP, a Delaware limited partnership, Southpoint Qualified Fund LP, a Delaware limited partnership and Southpoint Offshore Operating Fund, LP, a Cayman Islands exempted limited partnership (incorporated by reference to Exhibit 10.7 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2005).

4.4	Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.3 of Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on November 11, 2005).

4.5	Amendment No. 1, dated February 14, 2006, to the Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.15 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2006).

10.1+	Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

10.2+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

10.3+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

Exhibit Number	Description

10.4+	Employment Agreement, dated as of May 18, 1999 and effective as of June 1, 1999, by and between the Registrant and Mike Liddell (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to Form 10-KSB/A, File No. 000-19514, filed by the Company with the SEC on May 11, 2007).

10.5	Credit Agreement, dated as of March 11, 2005, by and among the Company, each lender from time to time party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.9 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2005).

10.6	Second Amendment to Credit Agreement, dated as of July 19, 2007, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 19, 2007).

10.7	Note dated July 19, 2007 issued by the Company for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 19, 2007).

10.8	Third Amendment to Credit Agreement, dated as of December 20, 2007, between the Company, Bank of America, N.A., as a lender and administrative agent and such other lenders from time to time party hereto (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 26, 2007).

10.9	Note dated December 20, 2007 issued by the Company for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 26, 2007).

14	Code of Ethics (incorporated by reference to Exhibit 14 of Form 8-K, File No. 000-19514, filed by the Company with the SEC on February 14, 2006).

21*	Subsidiaries of the Registrant.

23.1*	Consent of Grant Thornton LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

23.3*	Consent of Pinnacle Energy Services, LLC

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith
+	Management contract, compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2009

GULFPORT ENERGY CORPORATION

By:	/S/ JAMES D. PALM
James D. Palm Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2009	By:	/S/ JAMES D. PALM
James D. Palm Chief Executive Officer and Director (Principal Executive Officer)

Date: March 16, 2009	By:	/S/ MIKE LIDDELL
Mike Liddell Chairman of the Board and Director

Date: March 16, 2009	By:	/S/ MICHAEL G. MOORE
Michael G. Moore Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 16, 2009	By:	/S/ DONALD DILLINGHAM
Donald Dillingham Director

Date: March 16, 2009	By:	/S/ DAVID L. HOUSTON
David L. Houston Director

Date: March 16, 2009	By:	/S/ SCOTT E. STRELLER
Scott E. Streller Director

S-1

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Gulfport Energy Corporation:

We have audited the accompanying consolidated balance sheets of Gulfport Energy Corporation and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gulfport Energy Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gulfport Energy Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

March 16, 2009

GULFPORT ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts rounded to nearest thousand)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$5,944,000	$2,764,000
Accounts receivable—oil and gas	12,543,000	10,510,000
Accounts receivable—related parties	1,101,000	2,208,000
Prepaid expenses and other current assets	1,045,000	1,346,000

Total current assets	20,633,000	16,828,000

Property and equipment:
Oil and natural gas properties, full-cost accounting, $22,543,000 and $37,278,000 excluded from amortization in 2008 and 2007, respectively	599,761,000	484,487,000
Other property and equipment	7,168,000	7,108,000
Accumulated depletion, depreciation, amortization and impairment	(444,690,000)	(129,496,000)

Property and equipment, net	162,239,000	362,099,000

Other assets:
Equity investments	25,440,000	33,822,000
Other assets	3,755,000	6,388,000
Note receivable—related party	9,153,000	—

Total other assets	38,348,000	40,210,000

Deferred tax asset	653,000	—

Total assets	$221,873,000	$419,137,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$27,772,000	$39,848,000
Asset retirement obligation—current	635,000	480,000
Current maturities of long-term debt	815,000	808,000

Total current liabilities	29,222,000	41,136,000

Asset retirement obligation—long-term	8,634,000	8,154,000
Long-term debt, net of current maturities	69,916,000	65,725,000

Total liabilities	107,772,000	115,015,000

Commitments and contingencies (Notes 18 and 19)

Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock—$.01 par value, 55,000,000 authorized, 42,639,201 issued and outstanding in 2008 and 42,453,587 in 2007	426,000	424,000
Paid-in capital	273,343,000	271,807,000
Accumulated other comprehensive income (loss)	(4,803,000)	2,254,000
Retained earnings (accumulated deficit)	(154,865,000)	29,637,000

Total stockholders’ equity	114,101,000	304,122,000

Total liabilities and stockholders’ equity	$221,873,000	$419,137,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts rounded to nearest thousand)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Oil and condensate sales	$131,825,000	$100,120,000	$56,038,000
Gas sales	6,570,000	6,043,000	4,194,000
Natural gas liquid sales	3,255,000	—	—
Other income (expense)	(433,000)	(325,000)	158,000

	141,217,000	105,838,000	60,390,000

Costs and expenses:
Lease operating expenses	22,856,000	16,670,000	10,670,000
Production taxes	15,813,000	12,667,000	7,366,000
Depreciation, depletion, and amortization	42,472,000	29,681,000	12,652,000
Impairment of oil and gas properties	272,722,000	—	—
General and administrative	6,843,000	5,802,000	3,251,000
Accretion expense	560,000	554,000	596,000

	361,266,000	65,374,000	34,535,000

INCOME (LOSS) FROM OPERATIONS	(220,049,000)	40,464,000	25,855,000

OTHER (INCOME) EXPENSE:
Interest expense	4,762,000	3,091,000	1,956,000
Settlement of fixed price contracts	(39,000,000)	—	—
Business interruption insurance recoveries	—	—	(3,601,000)
Insurance proceeds	(769,000)	—	—
Interest income	(540,000)	(523,000)	(308,000)

	(35,547,000)	2,568,000	(1,953,000)

INCOME (LOSS) BEFORE INCOME TAXES	(184,502,000)	37,896,000	27,808,000

INCOME TAX EXPENSE	—	121,000	—

NET INCOME (LOSS)	$(184,502,000)	$37,775,000	$27,808,000

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(4.33)	$1.03	$0.85

Diluted	$(4.33)	$1.01	$0.82

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(Amounts rounded to nearest thousand)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2006	32,168,203	$322,000	$119,192,000	$759,000	$(35,946,000)	$84,327,000
Net income	—	—	—	—	27,808,000	27,808,000
Other Comprehensive Income:
Deferred gain on settled contracts	—	—	—	(114,000)	—	(114,000)
Gain on hedging ineffectiveness	—	—	—	(24,000)	—	(24,000)
Reclassification adjustment on settled hedges	—	—	—	(621,000)	—	(621,000)

Total Comprehensive Income						27,049,000
Stock Compensation	—	—	1,063,000	—	—	1,063,000
Issuance of Common Stock in public offering, net of related expenses of $479,000	790,000	8,000	9,965,000	—	—	9,973,000
Issuance of Restricted Stock	21,981	—	—	—	—	—
Issuance of Common Stock through exercise of Warrants	113,852	1,000	120,000	—	—	121,000
Issuance of Common Stock through exercise of Options	565,723	6,000	1,270,000	—	—	1,276,000

Balance at December 31, 2006	33,659,759	337,000	131,610,000	—	(8,138,000)	123,809,000
Net income	—	—	—	—	37,775,000	37,775,000
Other Comprehensive Income:
Foreign currency translation adjustment	—	—	—	2,254,000	—	2,254,000

Total Comprehensive Income						40,029,000
Stock Compensation	—	—	1,158,000	—	—	1,158,000
Issuance of Common Stock in public offerings, net of related expenses of $740,000	8,547,500	85,000	138,173,000	—	—	138,258,000
Issuance of Restricted Stock	35,930	—	—	—	—	—
Issuance of Common Stock through exercise of options	210,398	2,000	866,000	—	—	868,000

Balance at December 31, 2007	42,453,587	424,000	271,807,000	2,254,000	29,637,000	304,122,000
Net loss	—	—	—	—	(184,502,000)	(184,502,000)
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	—	—	—	(7,057,000)	—	(7,057,000)

Total Comprehensive Income (Loss)						(191,559,000)
Stock Compensation	—	—	1,056,000	—	—	1,056,000
Issuance of Restricted Stock	41,493	—	—	—	—	—
Issuance of Common Stock through exercise of options	144,121	2,000	480,000	—	—	482,000

Balance at December 31, 2008	42,639,201	$426,000	$273,343,000	$(4,803,000)	$(154,865,000)	$114,101,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts rounded to nearest thousand)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(184,502,000)	$37,775,000	$27,808,000
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount—Asset Retirement Obligation	560,000	554,000	596,000
Depletion, depreciation and amortization	42,472,000	29,681,000	12,652,000
Impairment of oil and gas properties	272,722,000	—	—
Stock-based compensation expense	634,000	845,000	787,000
Loss from equity investments	656,000	477,000	76,000
Interest income—note receivable	(410,000)	—	—
Deferred income tax benefit	(653,000)	—	—
Unrealized gain on hedge ineffectiveness	—	—	(24,000)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,033,000)	(2,925,000)	(6,609,000)
Decrease in business interruption insurance settlement receivable	—	—	1,710,000
Decrease (increase) in accounts receivable—related party	1,107,000	1,994,000	(832,000)
Decrease (increase) in prepaid expenses	301,000	(374,000)	(490,000)
Decrease in deposits	—	—	107,000
Increase in accounts payable and accrued liabilities	5,328,000	2,153,000	4,608,000
Increase in deferred hedge gains	—	—	(114,000)
Settlement of asset retirement obligation	(859,000)	(1,278,000)	(752,000)

Net cash provided by operating activities	135,323,000	68,902,000	39,523,000

Cash flows from investing activities:
Additions to cash held in escrow	(40,000)	(121,000)	(105,000)
Additions to deposits for oil and gas properties	—	(3,080,000)	—
Additions to other property, plant and equipment	(60,000)	(457,000)	(495,000)
Additions to oil and gas properties	(126,030,000)	(220,044,000)	(62,403,000)
Proceeds from sale of oil and gas properties	—	500,000	—
Note receivable—related party	(10,519,000)	—	—
Investment in Grizzly Oil Sands ULC	(151,000)	(17,316,000)	(8,493,000)
Investment in Tatex Thailand II, LLC	862,000	(88,000)	(964,000)
Investment in Tatex Thailand III, LLC	(885,000)	—	—
Investment in Windsor Bakken, LLC	—	(127,000)	(1,416,000)

Net cash used in investing activities	(136,823,000)	(240,733,000)	(73,876,000)

Cash flows from financing activities:
Principal payments on borrowings	(25,802,000)	(47,158,000)	(10,809,000)
Borrowings on line of credit	30,000,000	76,000,000	38,300,000
Proceeds from issuance of common stock, net of offering costs of $740,000 and $479,000 for 2007 and 2006, respectively, and exercise of stock options	482,000	139,126,000	11,370,000

Net cash provided by financing activities	4,680,000	167,968,000	38,861,000

Net increase (decrease) in cash and cash equivalents	3,180,000	(3,863,000)	4,508,000
Cash and cash equivalents at beginning of period	2,764,000	6,627,000	2,119,000

Cash and cash equivalents at end of period	$5,944,000	$2,764,000	$6,627,000

Supplemental disclosure of cash flow information:
Interest payments	$4,898,000	$3,341,000	$1,956,000

Income tax payments	$135,000	$121,000	$—

Supplemental disclosure of non-cash transactions:
Investment subscription payable	$—	$151,000	$—

Capitalized stock based compensation	$422,000	$313,000	$276,000

Asset retirement obligation capitalized	$934,000	$500,000	$405,000

Dissolution of interest in Windsor Bakken, LLC	$2,468,000	—	—

Foreign currency translation gain (loss) on investment in Grizzly Oil Sands ULC	$(5,281,000)	$2,254,000	—

Foreign currency translation gain (loss) on note receivable—related party	$(1,776,000)	—	—

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Gulfport Energy Corporation (“Gulfport” or the “Company”) is an independent oil and gas exploration, development and production company with its principal properties located in the Louisiana Gulf Coast and in West Texas in the Permian Basin and has investments in companies operating in Canada and Thailand.

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

Accounts Receivable

The Company’s accounts receivable—oil and gas primarily are from companies in the oil and gas industry. The majority of its receivables are from two purchasers of the Company’s oil and gas and one operator of certain of the Company’s properties. Credit is extended based on evaluation of a customer’s payment history and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, amounts which may be obtained by an offset against production proceeds due the customer and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No allowance was deemed necessary at December 31, 2008 and December 31, 2007.

Oil and Gas Properties

The Company uses the full cost method of accounting for oil and gas operations. Accordingly, all costs, including nonproductive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and gas properties, are capitalized. Net capitalized costs are limited to the estimated future net revenues, based on year-end prices and costs as adjusted for the Company’s cash flow hedge positions and net of tax effects, discounted at 10% per year, from proven oil and gas reserves and the cost of the properties not subject to amortization. Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and gas reserves. Oil and gas properties not subject to amortization consist of the cost of unproved leaseholds and totaled $22,543,000 and $37,278,000 at December 31, 2008 and December 31, 2007, respectively. These costs are reviewed quarterly by management for impairment. If an impairment has

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

occurred, the portion of cost in excess of the current value is transferred to the cost of oil and gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by Gulfport and other operators, the terms of oil and gas leases not held by production, and available funds for exploration and development.

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

Other Property and Equipment

Depreciation of other property and equipment is provided on a straight-line basis over estimated useful lives of the related assets, which range from 3 to 30 years.

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

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

Revenue Recognition

Gas revenues are recorded in the month produced and delivered to the purchaser using the entitlement method, whereby any production volumes received in excess of the Company’s ownership percentage in the property are recorded as a liability. If less than Gulfport’s entitlement is received, the underproduction is recorded as a receivable. There is no such liability or asset recorded at December 31, 2008 and 2007 because the Company has no imbalances. Oil revenues are recognized when ownership transfers, which occurs in the month produced.

Investments—Equity Method

Investments in entities greater than 20% and less than 50% are accounted for under the equity method. Under the equity method, the Company’s share of investees’ earnings or loss is recognized in the statement of operations. The Company reviews its investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, the Company recognizes an impairment provision. There was no impairment of equity method investments at December 31, 2008 or 2007.

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

Accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but re-designation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. The Company had no derivative contracts at December 31, 2008 and 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows there from, the amount and timing of asset retirement obligations and the realization of future net operating loss carryforwards available as reductions of income tax expense. The estimate of the Company’s oil and gas reserves is used to compute depletion, depreciation, amortization and impairment of oil and gas properties.

Recent Accounting Pronouncements

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

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures for derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact, if any, of the adoption of SFAS No. 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy). This statement was effective November 15, 2008 (60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles). The adoption of SFAS No. 162 did not have a material impact to the Company’s financial statements.

In December 2008, the Securities and Exchange Commission published a Final Rule, “Modernization of Oil and Gas Reporting.” The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserve volumes. The new requirements also will allow companies to disclose their probable and possible reserves. In addition, the new disclosure requirements require companies to (a) report the independence and qualifications of its reserve preparer, (b) file reports when a third party is relied upon to prepare reserve estimates or conducts a reserve audit, and (c) report oil and gas reserves using an average price based upon the prior 12 month period rather than year end prices. The use of average prices will impact future impairment and depletion calculations. The new requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. Early adoption is not permitted in quarterly reports prior to the first annual report in which the revised disclosures are required. The Company is currently assessing the impact of this Final Rule.

2.	ACQUISITIONS

On December 20, 2007, Gulfport closed on the acquisition of an ownership interest in certain oil and gas properties located in the Permian Basin of West Texas, consisting of approximately 4,100 net acres with 32 gross producing wells from ExL Petroleum, LP and 12 other sellers. The effective date of the acquisition was November 1, 2007. The total purchase price for the assets, as adjusted at the original closing on December 20, 2007, was $85.2 million, which was recorded as oil and natural gas properties on the accompanying balance

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

sheet. This amount includes an adjustment for the results of operations of the assets between the November 1, 2007 effective date and the December 20, 2007 closing date. The final post closing adjustments occurred 90 days from the original closing date of December 20, 2007, or March 20, 2008, and the purchase price was adjusted accordingly. The total adjusted purchase price for the assets was $83.8 million.

Gulfport funded this transaction predominately through a 4.5 million common share offering, which closed on December 12, 2007. The Company received net proceeds of approximately $75.6 million from the equity offering, as discussed in Note 9. The Company funded the remainder of the purchase price from borrowings under its line of credit.

The following unaudited pro forma results for the year ended December 31, 2006 show the effect on the Company’s consolidated results of operations as if the acquisition had occurred on January 1, 2006. The unaudited pro forma results for the year ended December 31, 2007 show the effect on the Company’s consolidated results of operations as if the acquisition had occurred on January 1, 2007. The pro forma results for the 2006 and 2007 periods presented are the result of combining the Company’s consolidated statements of operations with the revenues and direct operating expenses of the acquired properties adjusted for (1) incremental depletion, depreciation, and amortization of oil and natural gas properties associated with the acquisition, amortized on a unit-of-production basis over the remaining life of total proved reserves, as applicable, (2) incremental accretion of discount on asset retirement obligation associated with the acquired properties, (3) estimated incremental interest expenses associated with borrowings under Gulfport’s revolving credit facility to fund the acquisitions, and (4) the issuance of 4.5 million shares of common stock in the offering at January 1, 2006 and January 1, 2007 rather than December 12, 2007. The pro forma information is based upon numerous assumptions, and is not necessarily indicative of what the Company’s actual results would have been or the Company’s future results of operations.

	Unaudited
	Year Ended December 31,
	2007	2006
Total revenue	$121,903,000	$64,458,000
Net income	46,799,000	29,029,000
Net income per common share:
Basic	$1.14	$0.78
Diluted	$1.12	$0.76

3.	HURRICANE INSURANCE

The Company sustained damage to both its Hackberry fields located in Cameron Parish, Louisiana and its West Cote Blanche Bay (“WCBB”) field located in St. Mary Parish, Louisiana as a result of Hurricane Rita in September 2005. The Company maintained business interruption insurance to cover lost production revenue in the event of shut-in production. The business interruption insurance began 60 days after the occurrence of the insurable event, subject to a daily limit of $45,000 and had a maximum coverage of 180 days. Coverage began on November 24, 2005 for shut-in production caused by Hurricane Rita. For the year ended December 31, 2006, the Company recognized $3,601,000 of business interruption insurance proceeds in other income in the consolidated statements of operations. As of December 31, 2006, the Company had received proceeds of $5,311,000 ($1,710,000 of which was accrued in 2005) related to business interruption for the period of November 24, 2005 to May 1, 2006. Such recoveries are presented as operating cash flows in the consolidated statements of cash flows. All business interruption recoveries were collected in 2006.

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

4.	ACCOUNTS RECEIVABLE—RELATED PARTIES

Included in the accompanying December 31, 2008 and December 31, 2007 consolidated balance sheets are amounts receivable from affiliates of the Company. These receivables represent amounts billed by the Company for general and administrative functions, such as accounting, human resources, legal, and technical support, performed by Gulfport’s personnel on behalf of the affiliates. These services are solely administrative in nature and for entities in which the Company has no property interests. The amounts reimbursed to the Company for these services are for the purpose of Gulfport recovering costs associated with the services and do not include the assessment of any fees or other amounts beyond the estimated costs of performing such services. At December 31, 2008 and December 31, 2007, these receivables totaled $1,101,000 and $2,208,000, respectively. The Company was reimbursed $1,363,000, $11,153,000 and $12,738,000 for the years ended December 31, 2008, 2007 and 2006, respectively, for general and administrative functions which are reflected as a reduction of general and administrative expenses in the consolidated statements of operations and include the amounts under service contracts discussed below.

The Company is or has been a party to administrative service agreements with Caliber Development Company, LLC, Bronco Drilling Company, Inc., Great White Energy Services LLC, and Diamondback Energy Services LLC. Under these agreements, the Company’s services include accounting, human resources, legal and technical support. The services provided and the fees for such services can be amended by mutual agreement of the parties. Each of these administrative service agreements has a three-year term, and upon expiration of that term the agreements will continue on a month-to-month basis until cancelled by either party with at least 30 days prior written notice. Each administrative service agreement is terminable (1) by the counterparty at any time with at least 30 days prior written notice to the Company and (2) by either party if the other party is in material breach and such breach has not been cured within 30 days of receipt of written notice of such breach.

The Company is also a party to administrative service agreements with Stampede Farms LLC, Grizzly Oil Sands ULC, Everest Operations Management LLC and Tatex Thailand III, LLC. Under these agreements, the Company’s services include professional and technical support and office space. The services provided and the fees for such services can be amended by mutual agreement of the parties. Each of these administrative service agreements has a two-year term, and upon expiration of that term such agreement will continue on a month-to-month basis until cancelled by either party to such agreement with at least 60 days prior written notice. Each administrative service agreement is terminable (1) by the counterparty at any time with at least 30 days prior written notice to the Company and (2) by either party if the other party is in material breach and such breach has not been cured within 30 days of receipt of written notice of such breach.

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

The Company was reimbursed the following amounts by the specified entities in consideration for its administrative services for the years ended December 31, 2008, 2007 and 2006. These amounts are reflected as a reduction of general and administrative expenses in the consolidated statements of operations. Wexford Capital LLC (“Wexford”) controls and/or owns a greater than 10% interest in each of these entities. Affiliates of Wexford own approximately 36% of Gulfport’s outstanding stock.

Agreement Effective Date	Entity	December 31,
		2008	2007	2006
2/9/2005	Caliber Development Company, LLC**	$60,000	$1,249,000	$431,000
4/1/2005	Bronco Drilling Company, Inc. *	—	—	49,000
7/22/2006	Great White Energy Services LLC	83,000	754,000	2,222,000
9/26/2006	Diamondback Energy Services LLC**	10,000	17,000	823,000
3/1/2008	Stampede Farms LLC	159,000	123,000	—
3/1/2008	Grizzly Oil Sands ULC	368,000	953,000	198,000
3/1/2008	Everest Operations Management LLC	154,000	—	—
3/1/2008	Tatex Thailand III, LLC	—	—	—

*	Agreement was terminated effective April 1, 2006.
**	Agreement was terminated effective December 10, 2008.

For the year ended December 31, 2008, the Company was also reimbursed approximately $20,000 and $26,000 by Stampede Farms LLC and Everest Operations Management LLC, respectively, for office space under the administrative service agreements, which is included in other income (expense) in the consolidated statements on operations.

Effective July 1, 2008, the Company is party to an acquisition team agreement with Everest Operations Management LLC (“Everest”) to identify and evaluate potential oil and gas properties in which the Company and Everest may wish to invest. Upon a successful closing of an acquisition or divestiture, each party participating in the successful closing shall pay a fee equal to 1% of its proportionate share of the acquisition or divestiture consideration to the party that identified the acquisition or divestiture. The agreement has a one year term unless earlier terminated by either party upon 30 days notice.

5.	PROPERTY AND EQUIPMENT

The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Oil and gas properties	$599,761,000	$484,487,000
Office furniture and fixtures	2,982,000	2,922,000
Building	3,926,000	3,926,000
Land	260,000	260,000

Total property and equipment	606,929,000	491,595,000

Accumulated depletion, depreciation, amortization and impairment	(444,690,000)	(129,496,000)

Property and equipment, net	$162,239,000	$362,099,000

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

At December 31, 2008, the net book value of the Company’s oil and gas properties, less related deferred income taxes, was above the calculated ceiling as a result of reduced commodity prices at December 31, 2008. As a result, the Company was required to record an impairment of its oil and gas properties under the full cost method of accounting in the amount of $272.7 million for the year ended December 31, 2008.

Included in oil and gas properties at December 31, 2008 and December 31, 2007 is the cumulative capitalization of $10,614,000 and $5,969,000, respectively, in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $4,645,000, $2,041,000 and $976,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The following is a summary of Gulfport’s oil and gas properties not subject to amortization as of December 31, 2008:

	Costs Incurred in
	2008	2007	2006	Prior to 2006	Total
Acquisition costs	$6,261,000	$13,766,000	$1,342,000	$—	$21,369,000
Exploration costs	1,069,000	105,000	—	—	1,174,000
Development costs	—	—	—	—	—

Total oil and gas properties not subject to amortization	$7,330,000	$13,871,000	$1,342,000	$—	$22,543,000

At December 31, 2008, approximately $2,175,000 of oil and gas properties related to the Company’s Belize properties is excluded from amortization as it relates to non-producing properties. In addition, approximately $12,592,000 of non-producing leasehold costs resulting from the Company’s acquisition of West Texas Permian properties and $6,255,000 of non-producing leasehold costs related to the Company’s Bakken properties are excluded from amortization at December 31, 2008. Approximately $1,521,000 of non-producing leasehold costs related to the Company’s Southern Louisiana assets was also excluded from amortization. At December 31, 2007, approximately $37,278,000 of non-producing leasehold costs was not subject to amortization.

The Company evaluates the costs excluded from its amortization calculation at least annually. Subject to industry conditions and the level of the Company’s activities, the inclusion of most of the above referenced costs into the Company’s amortization calculation is expected to occur within three to five years.

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

A reconciliation of the asset retirement obligation for the years ended December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007
Asset retirement obligation, beginning of period	$8,634,000	$8,858,000
Liabilities incurred	934,000	500,000
Liabilities settled	(859,000)	(1,278,000)
Accretion expense	560,000	554,000

Asset retirement obligation as of end of period	9,269,000	8,634,000

Less current portion	635,000	480,000

Asset retirement obligation, long-term	$8,634,000	$8,154,000

6.	EQUITY INVESTMENTS

Investments accounted for by the equity method consist of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Investment in Tatex Thailand II, LLC	$2,683,000	$3,553,000
Investment in Tatex Thailand III, LLC	876,000	—
Investment in Windsor Bakken, LLC	—	2,468,000
Investment in Grizzly Oil Sands ULC	21,881,000	27,801,000

	$25,440,000	$33,822,000

Tatex Thailand II, LLC

During 2005, the Company purchased a 23.5% ownership interest in Tatex Thailand II, LLC (“Tatex”) at a cost of $2,400,000. The remaining interests in Tatex are owned by entities controlled by Wexford Capital LLC, an affiliate of Gulfport. Tatex, a non-public entity, holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering three million acres which includes the Phu Horm Field. During 2008, Gulfport paid $50,000 in cash calls and received $912,000 in distributions, bringing its total investment in Tatex (including previous investments) to $2,683,000. The Company recognized a loss on equity investment of $8,000 for the year ended December 31, 2008, which is included in other income (expense) in the consolidated statements of operations. The loss on equity investment related to Tatex was immaterial for the years ended December 31, 2007 and 2006.

Tatex Thailand III, LLC

During the first quarter of 2008, the Company purchased a 5% ownership interest in Tatex Thailand III, LLC (“Tatex III”) at a cost of $850,000. Approximately 68.7% of the remaining interests in Tatex III are owned by entities controlled by Wexford, an affiliate of Gulfport. During the year ended December 31, 2008, Gulfport paid $35,000 in cash calls, bringing its total investment in Tatex III to $876,000. The Company recognized a loss

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

on equity investment of $9,000 for the year ended December 31, 2008 which is included in other income (expense) in the consolidated statements of operations.

Windsor Bakken, LLC

During 2005, the Company purchased a 20% ownership interest in Windsor Bakken, LLC (“Bakken”). The remaining interests in Bakken are owned by entities controlled by Wexford, an affiliate of Gulfport. Beginning in 2005, Bakken acquired leases on undeveloped acreage in the Williston Basin areas of western North Dakota and eastern Montana. As of December 31, 2007, Gulfport’s net investment in Bakken was $2,468,000. As of December 31, 2007, Bakken had commenced drilling of some of its undeveloped acreage. The Company recognized losses on equity investment of $92,000 and $48,000 for the years ended December 31, 2007 and 2006, respectively, which are included in other income (expense) in the consolidated statements of operations.

Effective January 1, 2008, the Company acquired a direct, undivided 20% interest in Bakken’s assets in redemption of its 20% interest in Bakken. As a result, the Company recognized $2,468,000 of oil and natural gas assets which was included in oil and natural gas properties on the accompanying consolidated balance sheets.

Grizzly Oil Sands ULC

During the third quarter of 2006, the Company, through its wholly owned subsidiary Grizzly Holdings Inc., purchased a 24.9999% interest in Grizzly Oil Sands ULC (“Grizzly”), a Canadian unlimited liability company, for approximately $8.2 million. The remaining interests in Grizzly are owned by entities controlled by Wexford, an affiliate of Gulfport. During 2006 and 2007, Grizzly acquired leases in the Athabasca region located in the Alberta Province near Fort McMurray near other oil sands development projects. Grizzly has commenced drilling of core holes for feasibility of oil production in five separate lease blocks but has not commenced development of operations. As of December 31, 2008 and 2007, Gulfport’s net investment in Grizzly was $21,881,000 and $27,801,000, respectively. Grizzly’s functional currency is the Canadian dollar. The Company’s investment in Grizzly was decreased by $5,281,000 as a result of a currency translation loss for the year ended December 31, 2008 and increased by $2,254,000 as a result of a currency translation gain for the year ended December 31, 2007. The Company recognized a loss on equity investment of $639,000, $385,000 and $28,000 for the years ended December 31, 2008, 2007 and 2006, respectively, which is included in other income (expense) in the consolidated statements of operations.

The Company, through its wholly owned subsidiary Grizzly Holdings Inc., entered into a loan agreement with Grizzly effective January 1, 2008, under which Grizzly may borrow funds from the Company. Borrowed funds bear interest at LIBOR plus 400 basis points. Interest is paid on a paid-in-kind basis by increasing the outstanding balance of the loan. The loan matures on December 31, 2012. The Company loaned Grizzly approximately $10,519,000 during the year ended December 31, 2008. The Company recognized interest income of approximately $410,000 for the year ended December 31, 2008, which is included in interest income in the consolidated statements of operations. The note balance was decreased by approximately $1,776,000 as a result of a currency translation loss for the year ended December 31, 2008. The total $9,153,000 due from Grizzly is included in note receivable—related party on the accompanying consolidated balance sheets.

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

7.	OTHER ASSETS

Other assets consist of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Plugging and abandonment escrow account on the WCBB properties (Note 18)	$3,144,000	$3,104,000
Certificates of Deposit securing letter of credit	200,000	200,000
Prepaid drilling costs	407,000	—
Deposits	4,000	3,084,000

	$3,755,000	$6,388,000

8.	LONG-TERM DEBT

A break-down of long-term debt as of December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007
Reducing credit agreement (1)	$64,521,000	$59,521,000
Term loan (1)	3,588,000	4,294,000
Building loans (2)	2,622,000	2,718,000
Less: current maturities of long term debt	(815,000)	(808,000)

Debt reflected as long term	$69,916,000	$65,725,000

Maturities of long-term debt as of December 31, 2008 are as follows:

2009	$815,000
2010	65,343,000
2011	3,128,000
2012	714,000
2013	714,000
Thereafter	17,000

Total	$70,731,000

(1) On March 11, 2005, Gulfport entered into a three-year secured reducing credit agreement providing for a $30.0 million revolving credit facility with Bank of America, N.A. Borrowings under the revolving credit facility are subject to a borrowing base limitation, which was initially set at $18.0 million, subject to adjustment. On November 1, 2005, the amount available under the borrowing base limitation was increased to $23.0 million and was redetermined without change on May 30, 2006. On December 19, 2006, the amount available under the borrowing base limitation was increased to $30.0 million. Effective July 19, 2007, the credit facility was increased to $150.0 million and the amount available under the borrowing base limitation was increased to $60.0 million. On December 20, 2007, the amount available under the borrowing base limitation was increased to $90.0 million and the Eurodollar interest rate, which the Company can elect to use at its option, was reduced by 0.75%. In addition, the maturity date was extended from March 31, 2009 to March 31, 2010. The facility is subject to

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

annual and semi-annual redeterminations. The Company is currently in the process of a redetermination based on year-end reserve information and bank pricing decks, among other considerations. Preliminary indications from the bank indicate that the Company’s borrowing base under this facility may be reset at approximately $60.0 million, but the exact outcome cannot be predicted at this time. The Company makes quarterly interest payments on amounts borrowed under the facility. Amounts borrowed under the credit facility bear interest at Bank of America Prime plus 0.5% (3.75% at December 31, 2008). The Company’s obligations under the credit facility are collateralized by a lien on substantially all of the Company’s Louisiana and West Texas assets. The credit facility contains certain affirmative and negative covenants, including, but not limited to the following financial covenants: (a) the ratio of funded debt to EBITDAX (net income before deductions for taxes, excluding unrealized gains and losses related to trading securities and commodity hedges, plus depreciation, depletion, amortization and interest expense, plus exploration costs deducted in determining net income under full cost accounting) for a twelve-month period may not be greater than 2.00 to 1.00; and (b) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. The Company was in compliance with all covenants at December 31, 2008. As of December 31, 2008, approximately $64.5 million was outstanding under this facility, which is included in long-term debt, net of current maturities on the accompanying consolidated balance sheet.

On July 10, 2006, Gulfport entered into a $5 million term loan agreement with Bank of America, N.A. related to the purchase of new gas compressor units. The loan began amortizing quarterly on March 31, 2007 on a straight-line basis over seven years based on the outstanding principal balance at December 31, 2006. The Company makes quarterly principal payments of approximately $176,000. Amounts borrowed bear interest at Bank of America Prime (3.25% at December 31, 2008). The Company makes quarterly interest payments on amounts borrowed under the agreement. The Company’s obligations under the agreement are collateralized by a lien on the compressor units. As of December 31, 2008, approximately $3.6 million was outstanding under this agreement, of which $714,000 and $2.9 million are included in current maturities of long-term debt and long-term debt, net of current maturities, respectively, on the accompanying consolidated balance sheet.

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

Options

The Company sponsors the 1999 Stock Option Plan (the “Plan”), which is administered by the Compensation Committee (the “Committee”) of the Board of Directors of the Company. Under the terms of the Plan, the Committee could determine: to which eligible participants options shall be granted, the number of shares covered by such options, the purchase price or exercise price of such options, the vesting period of such options and the exercisable period of such options. Eligible participants are defined as all directors of the Company, all officers of the Company and all key employees of the Company with a customary work week of at

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

least 40 hours in the employ of the Company. The maximum number of shares for which options could be granted under the Plan, as adjusted for changes in capitalization which have taken place since the Plan’s adoption, was 883,000. The Company has granted 627,337 options for the purchase of shares of the Company’s common stock under the Plan as of December 31, 2008. No additional securities will be issued under the Plan other than upon exercise of options that are outstanding.

The Company replaced the Plan in January 2005 with the 2005 Stock Incentive Plan (“2005 Plan”), which is administered by the Committee. Under the terms of the 2005 Plan, the Committee may determine when options shall be granted, to which eligible participants options shall be granted, the number of shares covered by such options, the purchase price or exercise price of such options, the vesting periods of such options and the exercisable period of such options. Eligible participants are defined as employees, consultants, and directors of the Company.

On April 20, 2006, the Company amended and restated the 2005 Plan to (i) include (a) Incentive Stock Options, (b) Nonstatutory Stock Options, (c) Restricted Awards (Restricted Stock and Restricted Stock Units), (d) Performance Awards and (e) Stock Appreciation Rights and (ii) increase the maximum aggregate amount of common stock that may be issued under the 2005 Plan from 1,904,606 shares to 3,000,000 shares, including the 627,337 shares underlying options granted to employees under the Plan prior to adoption of the 2005 Plan. As of December 31, 2008, the Company has granted 997,269 options for the purchase of shares of the Company’s common stock under the 2005 Plan.

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

On March 13, 2008, the Company granted 6,666 shares of restricted common stock of the Company, of which 740 shares vested on April 1, 2008 with the remaining shares vesting over 36 equal monthly installments beginning on May 1, 2008. On August 6, 2008, the Company granted 2,000 shares of restricted common stock of the Company. The shares vest over twelve equal quarterly installments beginning on September 17, 2008. On

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

September 15, 2008, the Company granted 10,000 shares of restricted common stock of the Company. The shares vest over twelve equal quarterly installments beginning on September 17, 2008. On December 5, 2008, the Company granted 66,667 shares of restricted common stock of the Company. The shares vest over twelve equal quarterly installments beginning on December 17, 2008. All shares of restricted common stock of the Company were granted under the amended and restated 2005 Plan.

Exercise of Warrants

During the first quarter of 2006, holders of warrants issued by the Company in 2002 in conjunction with a private placement offering exercised their warrants resulting in 12,171 shares of the Company’s common stock being issued. No proceeds were received by the Company related to the exercise of these warrants. During the third quarter of 2006, holders of warrants exercised their warrants resulting in 101,681 shares of the Company’s common stock being issued. The Company had 60,550 warrants outstanding at December 31, 2008 which can be converted into 203,529 shares of common stock at an exercise price of $1.19 per share. The warrants expire in 2012.

Sale of Common Stock

In May of 2006, the Company closed a public offering of 6,050,000 shares of common stock at a price of $14.00 per share. All shares were sold by certain of the Company’s stockholders and the Company did not receive any proceeds. In connection with the offering, the Company granted the underwriters a 30-day option to purchase additional shares of the Company’s common stock to cover over-allotments, if any. On May 8, 2006, the underwriters exercised their option with respect to 790,000 shares. The Company received net proceeds of approximately $10.5 million from the sale of these shares on May 10, 2006 after deducting the underwriting discount and before offering expenses.

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

In July 2007, the Company sold 1,000,000 share of common stock in an underwritten offering at an offering price to the public of $22.00 per share. The Company received the net proceeds of approximately $21.2 million from the sale of these shares on July 25, 2007 after deducting the underwriting discount and before offering expenses.

In December 2007, the Company sold 4,500,000 shares of common stock in an underwritten offering at an offering price to the public of $17.50 per share. The Company received the net proceeds of approximately $75.6 million from the sale of these shares on December 12, 2007 after deducting underwriting discounts and before

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

offering expenses. In connection with the offering, a selling stockholder granted the underwriter an option to purchase an additional 675,000 shares of common stock to cover any over-allotments, which the underwriter exercised in full. The Company did not receive any proceeds from the sale of shares of the common stock by the selling stockholder.

Private Placement Offering

In March 2002, the Company completed a private placement offering of 10,000 units. Each unit consisted of (i) one share of Cumulative Preferred Stock, Series A, of the Company (the “Preferred”) and (ii) a warrant to purchase up to 250 shares of common stock, par value $0.01 per share, of the Company (the “Warrants”). Holders of the Preferred were entitled to receive dividends at the rate of 12% of the liquidation preference per annum payable quarterly in cash or, at the option of the Company for all quarters ending on or prior to March 31, 2004, payable in whole or in part in additional shares of Preferred at the rate of 15% of the liquidation preference per annum. All Preferred shares were redeemed in 2005.

The 2,322,962 Warrants issued have a term of ten years and a current exercise price of $1.19 per share of common stock subject to adjustment. The Company granted to holders of the Warrants certain demand and piggyback registration rights with respect to shares of common stock issuable upon exercise of the Warrants. The Company considered the valuation of the Warrants and did not consider them materially significant. At December 31, 2008 and 2007, 60,550 Warrants were outstanding.

10.	STOCK-BASED COMPENSATION

During the years ended December 31, 2008, 2007 and 2006, the Company’s stock-based compensation cost was $1,056,000, $1,158,000 and $1,063,000, respectively, of which the Company capitalized $422,000, $313,000 and $276,000, respectively, relating to its exploration and development efforts, which reduced basic and diluted earnings per share by $0.01 and $0.02 for the years ended December 31, 2008 and December 31, 2007, respectively.

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

No stock options were issued during the year ended December 31, 2008 and 2007. The following table provides information relating to stock options granted for the year ended December 31, 2006:

December 31, 2006
Expected volatility	40.9%
Expected life in years	4.0
Weighted average risk free interest rate	4.0%

The Company has not declared dividends and does not intend to do so in the foreseeable future, and thus did not use a dividend yield. In each case, the actual value that will be realized, if any, depends on the future

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

performance of the common stock and overall stock market conditions. There is no assurance that the value an optionee actually realizes will be at or near the value estimated using the Black-Scholes model.

A summary of the status of stock options and related activity for the years ended December 31, 2008, 2007 and 2006 are presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	1,558,773	$4.31	7.33	$12,061,000

Granted	40,000	12.17
Cancelled	(40,000)	12.17
Exercised	(565,723)	2.26		5,770,000
Forfeited/expired	(25,817)	3.26

Options outstanding at December 31, 2006	967,233	5.54	7.76	7,782,000

Granted	—	—
Exercised	(210,398)	4.13		2,284,000
Forfeited/expired	(82,445)	3.66

Options outstanding at December 31, 2007	674,390	6.22	6.97	$8,098,000

Granted	—	—
Exercised	(144,121)	3.34		1,694,000
Forfeited/expired	(7,889)	6.17

Options outstanding at December 31, 2008	522,380	$7.01	6.24	$(1,599,000)

Options exercisable at December 31, 2008	314,140	$9.43	6.35	$(1,722,000)

The 40,000 options granted in 2006 and subsequently cancelled had a fair value of $4.40 per share, or $176,000.

Unrecognized compensation expense as of December 31, 2008 related to outstanding stock options and restricted shares was $847,000. The expense is expected to be recognized over a weighted average period of 1.47 years.

The following table summarizes information about the stock options outstanding at December 31, 2008:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (in years)	Number Exercisable
$ 2.00	23,250	0.85	23,250
$ 3.36	234,241	6.06	26,001
$ 9.07	64,889	6.69	64,889
$11.20	200,000	6.92	200,000

	522,380		314,140

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

The following table summarizes restricted stock activity for the twelve months ended December 31, 2008, 2007 and 2006:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2005	—	$—
Granted	93,332	12.78
Vested	(21,981)	12.64
Forfeited	(1,833)	13.27

Unvested shares as of December 31, 2006	69,518	$12.81

Granted	37,389	$15.66
Vested	(35,930)	13.13
Forfeited	(11,944)	15.24

Unvested shares as of December 31, 2007	59,033	$13.94

Granted	85,333	$5.64
Vested	(41,493)	11.97
Forfeited	(9,417)	15.84

Unvested shares as of December 31, 2008	93,456	$7.04

11.	INSURANCE PROCEEDS

In May 2008, the Company received insurance proceeds of approximately $769,000 related to damages incurred resulting from a 2006 barge accident in its WCBB field. The costs associated with repairing the field were expensed to lease operating expenses as incurred in 2006 and 2007. The Company recognized the insurance proceeds in other (income) expense in the accompanying consolidated statements of operations.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts on the accompanying consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and current and long-term debt are carried at cost, which approximates market value.

The fair value of the derivative instruments is computed based on the difference between the prices provided by the fixed-price contracts and forward market prices as of the specified date, as adjusted for basis differentials. Forward market prices for oil are dependent upon supply and demand factors in such forward market and are subject to significant volatility.

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

13.	INCOME TAXES

The income tax provision consists of the following:

	2008	2007	2006
Current—federal	$653,000	$121,000	$—
Deferred—federal	(653,000)	—	—

Total income tax expense (benefit) provision	$—	$121,000	$—

A reconciliation of the statutory federal income tax amount to the recorded expense follows:

	2008	2007	2006
Income (loss) before federal income taxes	$(184,502,000)	$37,775,000	$27,808,000

Expected income tax at statutory rate	(64,576,000)	13,221,000	9,455,000
State income taxes	(7,033,000)	2,131,000	1,668,000
Other differences	(527,000)	528,000	1,034,000
Changes in valuation allowance	72,136,000	(15,759,000)	(12,157,000)

Income tax expense recorded	$—	$121,000	$—

The tax effects of temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities at December 31, 2008, 2007 and 2006 are estimated as follows:

	2008	2007	2006
Deferred tax assets:

Net operating loss carryforward	$23,810,000	$37,197,000	$38,373,000
Oil and gas property basis difference	57,789,000	—	—
SFAS 123(R) compensation expense	238,000	216,000	319,000
Investment in pass through entities	—	72,000	—
AMT credit	718,000	64,000	—
Non-oil and gas property basis difference	118,000	148,000	99,000

Total deferred tax assets	82,673,000	37,697,000	38,791,000

Deferred tax liabilities:

Oil and gas property basis difference	—	27,947,000	13,273,000
Investment in pass through entities	134,000	—	—
Unrealized gain on hedging activities	—	—	9,000

Total deferred tax liabilities	134,000	27,947,000	13,282,000

Total deferred tax asset	82,539,000	9,750,000	25,509,000
Valuation allowance	(81,886,000)	(9,750,000)	(25,509,000)

Net deferred tax asset (liability)	$653,000	$—	$—

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

The Company has an available tax net operating loss carryforward estimated at approximately $59,526,000 as of December 31, 2008. This carryforward will begin to expire in the year 2018. A valuation allowance has been provided at December 31, 2008, 2007 and 2006 because it is management’s belief, based upon the Company’s past history of no taxable income, it is more likely than not the net deferred tax assets will not be realized.

The Company had income tax expense of $121,000 during the year ended December 31, 2007 related to the payment of alternative minimum taxes due for 2006 and 2007. Although the Company has substantial net operating loss carryforwards, these cannot be used to offset alternative minimum tax liabilities.

14.	EARNINGS PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	2008			2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income (loss)	$(184,502,000)	42,599,611	$(4.33)	$37,775,000	36,774,163	$1.03	$27,808,000	32,789,280	$0.85

Effect of dilutive securities:
Stock options and awards	—	—		—	676,935		—	1,146,794

Diluted:
Net income	$(184,502,000)	42,599,611	$(4.33)	$37,775,000	37,451,098	$1.01	$27,808,000	33,936,074	$0.82

For the year ended December 31, 2008, all options were excluded from the calculation of dilutive earnings per share because the Company had a net loss and, therefore, the effect would have been anti-dilutive. Options to purchase 200,000 shares at $11.20 per share were excluded from the calculation of dilutive earnings per share for the year ended December 31, 2006 because they were anti-dilutive. There were no potential shares of common stock that were considered anti-dilutive for the year ended December 31, 2007.

15.	FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Oil Price Hedging Activities

The Company established an oil price-hedging program in August 2005. The Company may seek to reduce its exposure to unfavorable changes in oil prices, which are subject to significant and often volatile fluctuation, by taking receive-fixed positions in price swap contracts. The Company pays the counterparty the excess of the oil market price over the fixed price and will receive the excess of the fixed price over the market price as defined in each contract. These contracts allow the Company to predict with greater certainty the effective oil prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. For the year ended December 31, 2006, price swap contracts hedged 62% of the Company’s oil production. There were no price swap contracts in place as of December 31, 2008, 2007 and 2006.

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

The Company’s 2006 price swap contracts were tied to commodity prices on the New York Mercantile Exchange (“NYMEX”). The Company received the fixed price amount stated in the contract and paid to its counterparty the current market price for oil as listed on the NYMEX West Texas Index (“WTI”). However, due to the geographic location of the Company’s assets and the cost of transporting oil to another market, the amount that the Company received when it actually sold its oil differed from the index price. The difference between oil prices on the NYMEX WTI and average price received by the Company during the month for its oil is referred to as a basis differential.

All price swap contracts have been executed in connection with the Company’s oil price hedging program. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. For price swap contracts qualifying as cash flow hedges pursuant to SFAS 133, the realized contract profit or loss is included in oil sales in the period for which the underlying production was hedged. For the year ended December 31, 2006, there were net realized losses of $1,008,000 under price swap contracts, which are included in oil sales on the consolidated statements of operations. The losses for the year ended December 31, 2006 included $191,000 of gains that had previously been deferred within other comprehensive income and are further discussed in the subsequent paragraph.

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

In October 2006, the Company terminated the remaining three months of its hedging contracts. Through the termination of these remaining contracts the Company received a total of $566,000 of proceeds during the fourth quarter of 2006 resulting from the differential in the fixed hedged price of $64.05 per barrel and the market prices of the associated futures contracts at the date of the termination of these contracts. In accordance with SFAS 133, these amounts were recognized into earnings during the fourth quarter of 2006, the period in which the hedged forecasted transactions occurred. The Company had no derivative contracts at December 31, 2008 and 2007.

16.	OPERATING LEASES

In October 2006, the Company began leasing the Louisiana building that it owns to an unrelated party. The cost of the building totaled approximately $217,000 and accumulated depreciation amounted to approximately

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

$82,000 as of December 31, 2008. The lease commenced on October 15, 2006 and expires October 14, 2009, with equal monthly installments of $10,500. The future minimum lease payments to be received are as follows:

Fiscal year ending December 31, 2009	$94,500

17.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company conducts business activities with certain entities affiliated with its largest stockholder.

Windsor Energy Group (“WEG”), an affiliate of Gulfport, operates the Permian Basin wells in West Texas. At December 31, 2008, the Company owed WEG approximately $3,724,000 related to reimbursement for services provided. WEG operated the Marquiss wells in Wyoming. At December 31, 2007, the Company owed WEG approximately $440,000 related to reimbursement for services provided. Approximately $2,711,000 and $125,000 were included in lease operating expenses in the consolidated statements of operations for the years ended December 31, 2008 and 2007, respectively. Approximately $37,693,000 related to services performed by WEG is included in oil and natural gas properties at December 31, 2008.

Athena Construction LLC (“Athena”), an affiliate of Gulfport, performs services for the Company at its WCBB and Hackberry fields. At December 31, 2008 and December 31, 2007, the Company owed Athena approximately $759,000 and $1,561,000, respectively, related to these services. Approximately $1,303,000 and $989,000 of services provided by Athena are included in lease operating expenses in the consolidated statements of operations for the years ended December 31, 2008 and 2007, respectively. Approximately $1,783,000 and $4,784,000 related to services performed by Athena are included in oil and natural gas properties at December 31, 2008 and 2007, respectively.

Packers & Service Tools, Inc. (“Packers”), an affiliate of Gulfport, performs services for the Company at its WCBB and Hackberry fields. At December 31, 2008 and December 31, 2007, the Company owed Packers approximately $465,000 and $425,000, respectively, related to these services. Approximately $11,000 and $41,000 of services provided by Packers are included in lease operating expenses in the consolidated statements of operations for the years ended December 31, 2008 and 2007, respectively. Approximately $1,995,000 and $1,439,000 relating to services performed by Packers are included in oil and natural gas properties at December 31, 2008 and 2007, respectively.

Diamondback Completions LLC (“Completions”), an affiliate of Gulfport, performs services for the Company at its WCBB and Hackberry fields. At December 31, 2008 and December 31, 2007, the Company owed Completions approximately $24,000 and $241,000, respectively, related to these services. Approximately $227,000 and $519,000 relating to services performed by Completions are included in oil and natural gas properties on the accompanying consolidated balance sheets at December 31, 2008 and 2007, respectively. Completions ceased to be an affiliate of the Company in December 2008.

Great White Towing LLC (“Towing”), an affiliate of Gulfport, performs services for the Company at its WCBB field. At December 31, 2008 and December 31, 2007, the Company owed Towing approximately $222,000 and $50,000, respectively, related to these services. Approximately $102,000 and $13,000 of services performed by Towing are included in lease operating expenses in the consolidated statements of operations for the year ended December 31, 2008 and 2007, respectively. Approximately $339,000 and $133,000 relating to

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

services performed by Towing are included in oil and natural gas properties on the accompanying consolidated balance sheets at December 31, 2008 and 2007, respectively.

Bronco Drilling Company, Inc. (“Bronco”), an affiliate of Gulfport, performed services for the Company at its Hackberry and Bakken fields. Approximately $2,258,000 relating to services performed by Bronco is included in oil and natural gas properties on the accompanying consolidated balance sheets at December 31, 2008. There were no amounts owed to Bronco at December 31, 2008 or 2007.

At December 31, 2007, the Company’s wholly owned subsidiary, Grizzly Holdings Inc., owed Grizzly Oil Sands ULC approximately $151,000 for shares issued in 2007. No amounts were owed at December 31, 2008. Additional related party transactions with Grizzly Oil Sands ULC are discussed in Note 6.

18.	COMMITMENTS

Plugging and Abandonment Funds

In connection with the acquisition in 1997 of the remaining 50% interest in the WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company can access the trust for use in plugging and abandonment charges associated with the property. As of December 31, 2008, the plugging and abandonment trust totaled approximately $3,144,000 including interest received during 2008 of approximately $45,000. At December 31, 2008, the Company has plugged 273 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.

Texaco Global Settlement

Pursuant to the terms of a global settlement between Texaco and the State of Louisiana which includes the State Lease No. 50 portion of Gulfport’s East Hackberry field, Gulfport was obligated to commence drilling a well or other qualifying development operation on certain non-producing acreage in the field prior to March 1998. Because of prevailing market conditions during 1998, the Company believed it was commercially impractical to shoot seismic or commence drilling operations on the subject property. As a result, Gulfport agreed to surrender approximately 440 non-producing acres in this field to the State of Louisiana. At December 31, 2008, Gulfport was in the process of releasing these properties to the State of Louisiana.

Contributions to 401(k) Plan

Gulfport sponsors a 401(k) and Profit Sharing plan under which eligible employees may contribute up to 15% of their total compensation through salary deferrals. Also under these plans, the Company will make a contribution each calendar year on behalf of each employee equal to at least 3% of his or her salary, regardless of the employee’s participation in salary deferrals. During the years ended December 31, 2008, 2007 and 2006, Gulfport incurred $651,000, $640,000 and $308,000, respectively, in contributions expense related to this plan.

Employment Agreement

In May 1999, Gulfport entered into an employment agreement with its Chairman of the Board. The original term of the agreement expired on May 31, 2004, but automatically renews for successive terms of one year

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

unless Gulfport or the Chairman elects otherwise. The employment agreement calls for an annual salary of $200,000, subject to adjustment for cost of living increases.

19.	CONTINGENCIES

The Louisiana State Mineral Board (“LSMB”) disputed Gulfport’s royalty payments to the State of Louisiana resulting from the sale of oil under fixed price contracts. The LSMB maintains that Gulfport paid approximately $1,400,000 less in royalties under the fixed price contracts than the royalties Gulfport would have had to pay had it sold the oil at prevailing market rates. Gulfport has denied any liability to the LSMB for underpayment of royalties and maintained that it was entitled to enter into the fixed price contracts with unrelated third parties and pay royalties based upon the sales proceeds from those contracts. Gulfport met with the Louisiana Attorney General on several occasions and reached a mutual settlement. In accordance with the settlement, Gulfport paid $250,000 during the second quarter of 2008, all of which was previously accrued in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Under the settlement, all future royalties will be paid at market price, regardless of the presence of fixed price contracts. The settlement was approved by the LSMB during its February 2008 session and executed on April 1, 2008, effectively closing this matter.

The Louisiana Department of Revenue (“LDR”) is disputing Gulfport’s severance tax payments to the State of Louisiana from the sale of oil under fixed price contracts during the years 2005 through 2007. The LDR maintains that Gulfport paid approximately $1,799,000 less in severance taxes under fixed price terms than the severance taxes Gulfport would have had to pay had it paid severance taxes on the oil at the contracted market rates only. Gulfport has denied any liability to the LDR for underpayment of severance taxes and has maintained that it was entitled to enter into the fixed price contracts with unrelated third parties and pay severance taxes based upon the proceeds received under those contracts. Gulfport has maintained its right to contest any final assessment or suit for collection if brought by the State.

Other Litigation

In November 2006, Cudd Pressure Control, Inc. (“Cudd”) filed a lawsuit against Gulfport and Great White Pressure Control LLC, an affiliate of the Company, among others, in the 129th Judicial District Harris County, Texas. The lawsuit was subsequently removed to the United States District Court for the Southern District of Texas (Houston Division). The lawsuit alleges RICO violations and several other causes of action relating to an affiliate company’s employment of several former Cudd employees. The defendants in the suit are Ronnie Roles, Rocky Roles, Steve Winters, Bert Ballard, Nelson Britton, Michael Fields, Great White Pressure Control LLC and Gulfport. On stipulation by the parties, the plaintiff’s RICO claim was dismissed without prejudice by order of the court on February 14, 2007. The Company filed a motion for summary judgment on October 5, 2007. The Court entered a final interlocutory judgment in favor of all defendants, including Gulfport, on April 8, 2008. On November 3, 2008, Cudd filed its appeal with the U.S. Court of Appeals for the Firth Circuit. The defendants filed their response appellate brief on December 19, 2008, and Cudd filed its reply brief on January 19, 2009. Gulfport is currently awaiting the Fifth Circuit’s ruling on this matter.

On July 27, 2007, Robotti & Company, LLC filed a putative class action lawsuit in the Court of Chancery for the State of Delaware in and for Kent County, Delaware. The original complaint alleged a breach of fiduciary duty by Gulfport and its then present directors in connection with the pricing of the Company’s 2004 rights offering. Plaintiff filed an amended complaint on January 15, 2008, and the defendants filed a motion to dismiss in early February 2008 and filed the brief in support of such motion on April 29, 2008. The court held a hearing

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

on October 3, 2008, ultimately deciding to allow the plaintiff to file a second amended complaint. Plaintiff filed its second amended complaint December 22, 2008, which sets forth class action and derivative claim allegations that Gulfport’s then present directors breached their fiduciary duty in connection with the pricing of the 2004 rights offering. The defendants filed their motion to dismiss on January 19, 2009 and their brief in support of such motion on February 20, 2009. Briefing by the parties is scheduled to conclude April 6, 2009 and Gulfport anticipates the Court will rule on the defendants’ motion to dismiss thereafter.

Due to the current early stages of the above litigation, the outcome is uncertain and management cannot determine the amount of loss, if any, that may result. Litigation is inherently uncertain. Adverse decisions in one or more of the above matters could have a material adverse effect on the Company’s financial condition or results of operations.

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

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2008, Gulfport held cash in excess of insured limits in these banks totaling $5,424,000.

During the year ended December 31, 2008, Gulfport sold approximately 87% and 11% of its oil production to Shell and Windsor, respectively, 100% of its natural gas liquids production to Windsor, and 60%, 22%, and 16% of its natural gas production to Chevron, Windsor, and Hilcorp, respectively. During the year ended December 31, 2007, approximately 99% of Gulfport’s oil sales and 69% and 23% of Gulfport’s natural gas sales were attributable to three purchasers: Shell, Chevron, and Hilcorp, respectively. During the year ended December 31, 2006, Gulfport sold approximately 100% of its oil production to Shell and approximately 96% of its natural gas production to Chevron.

Forward Sales Contracts

The Company was a party to forward sales contracts for the sale of 3,000 barrels of production per day for the month of June 2007 at a weighted average daily price of $70.15 per barrel before transportation costs. For the period of July 2007 through December 2007, the Company entered into forward sales contracts for the sale of 3,500 barrels of production per day at a weighted average daily price of $70.29 per barrel before transportation costs. In addition, the Company entered into forward sales contracts for the sale of 3,500 barrels of production per day for the months of January 2008 through May 2008 at a weighted average daily price of $70.29 per barrel before transportation costs. For June 2008, the Company had agreements to sell 3,500 barrels of production per day at a weighted average daily price of $71.69 per barrel before transportation costs. For the month of July 2008, the Company had agreements to sell 3,500 barrels of production per day at a weighted average daily price

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

of $85.89 per barrel before transportation costs. For August 2008, Gulfport had agreements to sell 3,500 barrels of production per day at a weighted average daily price of $86.81 per barrel before transportation costs. For the periods September 2008 through December 2008, the Company entered into forward sales contracts for the sale of 3,500 barrels of production per day at a weighted average daily price of $86.60 per barrel before transportation costs. For the period of January 2009 through December 2009, the Company entered into agreements to sell 3,000 barrels of production per day at a weighted average daily price of $89.06 per barrel before transportation costs. These contracts were originally designated as normal sales of production under SFAS 133, based on the Company’s intent to physically deliver the production quantities under the contract terms, and exempted from the provisions of SFAS 133.

In December 2008, the Company terminated the 2009 forward sales contracts in exchange for $39.0 million cash, which is included in other (income) expense on the accompanying consolidated statements of operations. As a result of this cash settlement, the Company will be required to account for similar contracts in the future under the provisions of SFAS 133 until a reasonable period passes and the Company redevelops a past history of physical delivery under fixed price contracts without net cash settlement.

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

No proceeds were received from the Litigation Trust for the years ended December 31, 2008, 2007 and 2006. The Company does not have knowledge of the amount or timing of any future proceeds.

21.	SUBSEQUENT EVENTS (unaudited)

Subsequent to December 31, 2008, the Company entered into forward sales contracts for the sale of 3,000 barrels of production per day at a weighted average daily price of $55.17 per barrel before transportation costs

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

for the period April 2009 to August 2009. For the period of September 2009 to December 2009, the Company has entered into forward sales contracts for the sale of 3,000 barrels of production per day at a weighted average daily price of $54.81 per barrel before transportation costs. For the period of January 2010 to February 2010, the Company has entered into forward sales contracts for the sale of 3,000 barrels of production per day at a weighted average daily price of $54.81 per barrel before transportation costs. For the period March 2010 through December 2010, the Company has entered into forward sales contracts for the sale of 2,000 barrels of production per day at a weighted average daily price of $57.35 per barrel, before transportation costs.

22.	SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

The following is historical revenue and cost information relating to the Company’s oil and gas operations located entirely in the southeastern United States:

Capitalized Costs Related to Oil and Gas Producing Activities

	2008	2007
Proven properties	$577,218,000	$447,209,000
Unproven properties	20,368,000	36,172,000

	597,586,000	483,381,000
Accumulated depreciation, depletion amortization and impairment reserve	(441,709,000)	(126,793,000)

Net capitalized costs	$155,877,000	$356,588,000

Equity investment in Windsor Bakken LLC	$—	$4,292,000

Costs Incurred in Oil and Gas Property Acquisition and Development Activities

	2008	2007	2006
Acquisition	$2,468,000	$85,247,000	$—
Development of proved undeveloped properties	64,643,000	55,930,000	41,770,000
Exploratory	9,764,000	57,668,000	8,607,000
Recompletions	16,877,000	9,875,000	4,235,000
Capitalized asset retirement obligation	934,000	500,000	405,000

Total	$94,686,000	$209,220,000	$55,017,000

Equity investment in Windsor Bakken LLC	$—	$2,297,000	$1,995,000

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

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

	2008	2007	2006
Revenues	$141,650,000	$106,163,000	$60,232,000
Production costs	(38,669,000)	(29,337,000)	(18,036,000)
Impairment of oil and gas assets	(272,722,000)	—	—
Depletion	(42,194,000)	(29,220,000)	(12,259,000)

	(211,935,000)	47,606,000	29,937,000

Income tax expense
Current	—	121,000	—
Deferred	—	—	—

	—	121,000	—

Results of operations from producing activities	$(211,935,000)	$47,485,000	$29,937,000

Depletion per barrel of oil equivalent (BOE)	$23.92	$17.85	$12.48

Net earnings from equity method investment in Winsor Bakken LLC	$—	$20,000	$—

Oil and Gas Reserves (Unaudited)

The following table presents estimated volumes of proved developed and undeveloped oil and gas reserves as of December 31, 2008, 2007 and 2006 and changes in proved reserves during the last three years, assuming continuation of economic conditions prevailing at the end of each year. Volumes for oil are stated in thousands of barrels (MBbls) and volumes for gas are stated in millions of cubic feet (MMcf). The weighted average prices at December 31, 2008 used for reserve report purposes are $41.00 per barrel and $5.71 per MMbtu, adjusted by lease for transportation fees and regional price differentials, and for oil and gas reserves, respectively. The weighted average prices at December 31, 2007 and 2006 used for reserve report purposes are $92.50 per barrel and $6.80 per MMbtu and $57.75 per barrel and $5.64 per MMbtu, respectively.

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

Gulfport emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

	2008		2007		2006
	Oil	Gas	Oil	Gas	Oil	Gas
Proved Reserves
Beginning of the period	25,115	24,259	19,692	20,801	19,542	21,781
Purchases in oil and gas reserves in place	77	26	5,699	5,587	—	—
Extensions and discoveries	1,315	1,965	—	—	—	—
Revisions of prior reserve estimates	(3,091)	(3,303)	1,225	(1,313)	1,020	(303)
Current production	(1,645)	(712)	(1,501)	(816)	(870)	(677)

End of period	21,771	22,235	25,115	24,259	19,692	20,801

Proved developed reserves	7,072	7,187	7,116	6,746	4,876	4,077

Equity Investment in Windsor Bakken LLC
Net proved developed and undeveloped reserves	—	—	77	26	—	—
Net proved developed reserves	—	—	18	8	—	—

The Company experienced downward reserve revisions in estimated proved reserves in 2008. These downward revisions were primarily a result of year end commodity prices utilized for the reserve estimate decreasing from $92.50 per barrel and $6.80 per MMbtu at December 31, 2007 to $41.00 per barrel and $5.71 per MMbtu at December 31, 2008.

Discounted Future Net Cash Flows (Unaudited)

Estimates of future net cash flows from proven oil and gas reserves were made in accordance with SFAS No. 69, “Disclosures about Oil and Gas Producing activities.” The following tables present the estimated future cash flows, and changes therein, from Gulfport’s proven oil and gas reserves as of December 31, 2008, 2007 and 2006 assuming continuation of economic conditions prevailing at the end of each year.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

	Year ended December 31,
	2008	2007	2006
Future cash flows	$1,023,056,000	$2,405,458,000	$1,296,729,000
Future development and abandonment costs	(299,362,000)	(326,229,000)	(193,543,000)
Future production costs	(376,176,000)	(420,646,000)	(261,955,000)
Future production taxes	(109,478,000)	(275,977,000)	(155,566,000)
Future income taxes	—	(280,538,000)	(93,569,000)

Future net cash flows	238,040,000	1,102,068,000	592,096,000
10% discount to reflect timing of cash flows	(111,800,000)	(433,773,000)	(239,448,000)

Standardized measure of discounted future net cash flows	$126,240,000	$668,295,000	$352,648,000

Equity investment in Windsor Bakken Standardized measure of discounted cash flows	$—	$1,753,000	$—

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

In order to develop its proved undeveloped reserves according to the drilling schedule used by the engineers in Gulfport’s reserve report, the Company will need to spend $31,449,000, $51,171,000 and $46,876,000 during years 2009, 2010 and 2011, respectively.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

	Year ended December 31,
	2008	2007	2006
Sales and transfers of oil and gas produced, net of production costs	$(102,981,000)	$(76,826,000)	$(42,196,000)
Net changes in prices, production costs, and development costs	(662,004,000)	246,657,000	(67,273,000)
Acquisition of oil and gas reserves in place	376,000	121,267,000	—
Extensions and discoveries	7,801,000	—	—
Revisions of previous quantity estimates, less related production costs	(13,480,000)	27,970,000	14,419,000
Accretion of discount	66,830,000	35,265,000	36,982,000
Net changes in income taxes	152,949,000	(106,145,000)	40,282,000
Change in production rates and other	8,454,000	67,459,000	610,000

Total change in standardized measure of discounted future net cash flows	$(542,055,000)	$315,647,000	$(17,176,000)

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(Amounts rounded to nearest thousand)

23.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly financial data for the years ended December 31, 2008 and 2007:

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Revenues	$31,118,000	$35,802,000	$36,731,000	$37,566,000
Income from operations	12,660,000	14,969,000	15,119,000	(262,797,000)
Income tax expense	—	—	20,000	(20,000)
Net income	11,506,000	14,886,000	14,107,000	(225,001,000)
Income per share:
Basic	$0.27	$0.35	$0.33	$(5.28)

Diluted	$0.27	$0.35	$0.33	$(5.28)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$20,381,000	$25,009,000	$29,975,000	$30,473,000
Income from operations	7,870,000	10,136,000	13,245,000	9,213,000
Income tax expense	53,000	—	4,000	64,000
Net income	7,287,000	9,570,000	12,701,000	8,217,000
Income per share:
Basic	$0.21	$0.27	$0.34	$0.21

Diluted	$0.21	$0.26	$0.33	$0.21

(1)	Includes $272,772,000 impairment of oil and gas properties and income of $39,000,000 from the settlement of fixed price contracts.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Purchase and Sale Agreement, dated as of November 28, 2007, by and among Ambrose Energy I, Ltd. and each of the other persons, which are listed as a party seller, and Windsor Permian (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 24, 2007).

2.2	Second Amendment to the Purchase and Sale Agreement, dated as of December 18, 2007, by and among Ambrose Energy I, Ltd., each of the other parties which are listed as a party seller, Windsor Permian and Gulfport (incorporated by reference to Exhibit 2.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 24, 2007).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 12, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

4.2	Form of Warrant Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

4.3	Registration Rights Agreement, dated as of February 23, 2005, by and among the Company, Southpoint Fund LP, a Delaware limited partnership, Southpoint Qualified Fund LP, a Delaware limited partnership and Southpoint Offshore Operating Fund, LP, a Cayman Islands exempted limited partnership (incorporated by reference to Exhibit 10.7 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2005).

4.4	Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.3 of Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on November 11, 2005).

4.5	Amendment No. 1, dated February 14, 2006, to the Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.15 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2006).

10.1+	Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

10.2+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

10.3+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

10.4+	Employment Agreement, dated as of May 18, 1999 and effective as of June 1, 1999, by and between the Registrant and Mike Liddell (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to Form 10-KSB/A, File No. 000-19514, filed by the Company with the SEC on May 11, 2007).

E-1

Exhibit Number		Description

10.5		Credit Agreement, dated as of March 11, 2005, by and among the Company, each lender from time to time party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.9 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2005).

10.6		Second Amendment to Credit Agreement, dated as of July 19, 2007, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 19, 2007).

10.7		Note dated July 19, 2007 issued by the Company for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 19, 2007).

10.8		Third Amendment to Credit Agreement, dated as of December 20, 2007, between the Company, Bank of America, N.A., as a lender and administrative agent and such other lenders from time to time party hereto (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 26, 2007).

10.9		Note dated December 20, 2007 issued by the Company for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 26, 2007).

14		Code of Ethics (incorporated by reference to Exhibit 14 of Form 8-K, File No. 000-19514, filed by the Company with the SEC on February 14, 2006).

21*		Subsidiaries of the Registrant.

23.1	*	Consent of Grant Thornton LLP.

23.2	*	Consent of Netherland, Sewell & Associates, Inc.

23.3	*	Consent of Pinnacle Energy Services, LLC

31.1	*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith
+	Management contract, compensatory plan or arrangement.

E-2