Form 10-Q
period 2009-03-31
GULFPORT ENERGY CORP
filed 2009-05-08
CIK 874499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2009, 42,658,511 shares of common stock were outstanding.

GULFPORT ENERGY CORPORATION

i

GULFPORT ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$971,000	$5,944,000
Accounts receivable - oil and gas	7,913,000	12,543,000
Accounts receivable - related parties	1,120,000	1,101,000
Prepaid expenses and other current assets	794,000	1,045,000
Short-term derivative instruments	3,521,000	—

Total current assets	14,319,000	20,633,000

Property and equipment:
Oil and natural gas properties, full-cost accounting, $23,093,000 and $22,543,000 excluded from amortization in 2009 and 2008, respectively	606,829,000	599,761,000
Other property and equipment	7,179,000	7,168,000
Accumulated depletion, depreciation, amortization and impairment	(452,110,000)	(444,690,000)

Property and equipment, net	161,898,000	162,239,000

Other assets
Equity investments	25,015,000	25,440,000
Other assets	3,556,000	3,755,000
Note receivable—related party	9,393,000	9,153,000

Total other assets	37,964,000	38,348,000

Deferred tax asset	653,000	653,000

Total assets	$214,834,000	$221,873,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$20,755,000	$27,772,000
Asset retirement obligation - current	635,000	635,000
Current maturities of long-term debt	59,837,000	815,000

Total current liabilities	81,227,000	29,222,000

Long-term derivative instruments	1,475,000	—
Asset retirement obligation - long-term	8,786,000	8,634,000
Long-term debt, net of current maturities	5,192,000	69,916,000

Total liabilities	96,680,000	107,772,000

Commitments and contingencies (Note 11)

Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—

Stockholders’ equity:
Common stock - $.01 par value, 55,000,000 authorized, 42,655,023 issued and outstanding in 2009 and 42,639,201 in 2008	426,000	426,000
Paid-in capital	273,521,000	273,343,000
Accumulated other comprehensive loss	(3,661,000)	(4,803,000)
Accumulated deficit	(152,132,000)	(154,865,000)

Total stockholders’ equity	118,154,000	114,101,000

Total liabilities and stockholders’ equity	$214,834,000	$221,873,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Oil and condensate sales	$17,025,000	$28,654,000
Gas sales	383,000	1,804,000
Natural gas liquids sales	452,000	812,000
Other income (expense)	(76,000)	(152,000)

	17,784,000	31,118,000

Costs and expenses:
Lease operating expenses	4,987,000	3,739,000
Production taxes	1,885,000	3,431,000
Depreciation, depletion, and amortization	7,420,000	9,466,000
General and administrative	1,136,000	1,685,000
Accretion expense	142,000	137,000

	15,570,000	18,458,000

INCOME FROM OPERATIONS:	2,214,000	12,660,000

OTHER (INCOME) EXPENSE:
Interest expense	633,000	1,234,000
Insurance proceeds	(1,050,000)	—
Interest income	(102,000)	(80,000)

	(519,000)	1,154,000

INCOME BEFORE INCOME TAXES	2,733,000	11,506,000

INCOME TAX EXPENSE:	—	—

NET INCOME	$2,733,000	$11,506,000

NET INCOME PER COMMON SHARE:

Basic	$0.06	$0.27

Diluted	$0.06	$0.27

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

			Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’
	Common Stock
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balance at January 1, 2009	42,639,201	$426,000	$273,343,000	$(4,803,000)	$(154,865,000)	$114,101,000
Net income	—	—	—	—	2,733,000	2,733,000
Other Comprehensive Income:
Foreign currency translation adjustment	—	—	—	(904,000)	—	(904,000)
Change in fair value of derivative instruments	—	—	—	3,589,000	—	3,589,000
Reclassification of settled contracts	—	—	—	(1,543,000)	—	(1,543,000)

Total Comprehensive Income						3,875,000
Stock Compensation	—	—	175,000	—	—	175,000
Issuance of Restricted Stock	14,072	—	—	—	—	—
Issuance of Common Stock through exercise of options	1,750	—	3,000	—	—	3,000

Balance at March 31, 2009	42,655,023	$426,000	$273,521,000	$(3,661,000)	$(152,132,000)	$118,154,000

Balance at January 1, 2008	42,453,587	$424,000	$271,807,000	$2,254,000	$29,637,000	$304,122,000
Net income	—	—	—	—	11,506,000	11,506,000
Other Comprehensive Income:
Foreign currency translation adjustment	—	—	—	(1,072,000)	—	(1,072,000)

Total Comprehensive Income						10,434,000
Stock Compensation	—	—	270,000	—	—	270,000
Issuance of Restricted Stock	8,622	—	—	—	—	—
Issuance of Common Stock through exercise of options	119,121	2,000	394,000	—	—	396,000

Balance at March 31, 2008	42,581,330	$426,000	$272,471,000	$1,182,000	$41,143,000	$315,222,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,733,000	$11,506,000
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount - Asset Retirement Obligation	142,000	137,000
Depletion, depreciation and amortization	7,420,000	9,466,000
Stock-based compensation expense	105,000	162,000
Loss from equity investments	116,000	188,000
Interest income - note receivable	(98,000)	(27,000)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,630,000	(3,524,000)
(Increase) decrease in accounts receivable - related party	(19,000)	1,581,000
Decrease in prepaid expenses	251,000	313,000
(Decrease) increase in accounts payable and accrued liabilities	(1,448,000)	1,468,000
Settlements of asset retirement obligation	—	(324,000)

Net cash provided by operating activities	13,832,000	20,946,000

Cash flows from investing activities:
Additions to cash held in escrow	—	(21,000)
Additions to other property, plant and equipment	(11,000)	(43,000)
Additions to oil and gas properties	(12,357,000)	(29,389,000)
Note receivable - related party	(413,000)	(3,828,000)
Investment in Grizzly Oil Sands ULC	—	(151,000)
Investment in Tatex Thailand II, LLC	40,000	282,000
Investment in Tatex Thailand III, LLC	(365,000)	(850,000)

Net cash used in investing activities	(13,106,000)	(34,000,000)

Cash flows from financing activities:
Principal payments on borrowings	(5,702,000)	(200,000)
Borrowings on revolving credit facility	—	16,500,000
Proceeds from issuance of common stock and exercise of stock options	3,000	396,000

Net cash (used) provided by financing activities	(5,699,000)	16,696,000

Net increase (decrease) in cash and cash equivalents	(4,973,000)	3,642,000
Cash and cash equivalents at beginning of period	5,944,000	2,764,000

Cash and cash equivalents at end of period	$971,000	$6,406,000

Supplemental disclosure of cash flow information:
Interest payments	$593,000	$1,292,000

Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$70,000	$108,000

Asset retirement obligation capitalized	$10,000	$287,000

Foreign currency translation gain (loss) on investment in Grizzly Oil Sands ULC	$(634,000)	$(1,072,000)

Foreign currency translation gain (loss) on note receivable - related party	$(271,000)	$—

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These consolidated financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company’s most recent annual report on Form 10-K. Results for the three month period ended March 31, 2009 are not necessarily indicative of the results expected for the full year.

1.	ACCOUNTS RECEIVABLE – RELATED PARTY

Included in the accompanying March 31, 2009 and December 31, 2008 consolidated balance sheets are amounts receivable from affiliates of the Company. These receivables represent amounts billed by the Company for general and administrative functions, such as accounting, human resources, legal, and technical support, performed by Gulfport’s personnel on behalf of the affiliates. These services are solely administrative in nature and for entities in which the Company has no property interests. The amounts reimbursed to the Company for these services are for the purpose of Gulfport recovering costs associated with the services and do not include the assessment of any fees or other amounts beyond the estimated costs of performing such services. At March 31, 2009 and December 31, 2008, these receivable amounts totaled $1,120,000 and $1,101,000, respectively. The Company was reimbursed $248,000 and $580,000 for the three months ended March 31, 2009 and 2008, respectively, for general and administrative functions which are reflected as a reduction of general and administrative expenses in the consolidated statements of operations and include the amounts under service contracts discussed below.

The Company is or has been a party to administrative service agreements with Caliber Development Company, LLC, Great White Energy Services LLC and Diamondback Energy Services LLC. Under the agreements, the Company’s services include accounting, human resources, legal and technical support. The services provided and the fees for such services can be amended by mutual agreement of the parties. Each administrative service agreement has a three-year term, and upon expiration of that term such agreement will continue on a month-to-month basis until cancelled by either party to such agreement with at least 30 days prior written notice. Each administrative service agreement is terminable (1) by the counterparty at any time with at least 30 days prior written notice to the Company and (2) by either party if the other party is in material breach and such breach has not been cured within 30 days of receipt of written notice of such breach.

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

The Company was reimbursed the following amounts by the specified entities in consideration for its administrative services for the three months ended March 31, 2009 and 2008. These amounts are reflected as a reduction of general and administrative expenses in the consolidated statements of operations. Wexford Capital LLC (“Wexford”) controls and/or owns a greater than 10% interest in each of these entities. Affiliates of Wexford own approximately 36% of Gulfport’s outstanding stock.

Agreement Effective Date		March 31,
	Entity	2009	2008
2/9/2005	Caliber Development Company, LLC *	$—	$10,000
7/22/2006	Great White Energy Services LLC	19,000	25,000
9/26/2006	Diamondback Energy Services LLC *	—	10,000
3/1/2008	Stampede Farms LLC	—	143,000
3/1/2008	Grizzly Oil Sands ULC	12,000	259,000
3/1/2008	Everest Operations Management LLC	215,000	—
3/1/2008	Tatex Thailand III, LLC	—	—

*	Agreement was terminated effective December 10, 2008.

For the period ended March 31, 2009, the Company was also reimbursed approximately $2,000 and $1,000 by Stampede Farms LLC and Everest Operations Management LLC, respectively, for office space under the administrative service agreements, which is included in other income (expense) in the consolidated statements of operations.

Effective July 1, 2008, the Company is party to an acquisition team agreement with Everest Operations Management LLC (“Everest”) to identify and evaluate potential oil and gas properties in which the Company and Everest may wish to invest. Upon a successful closing of an acquisition or divestiture, the party indentifying the acquisition or divestiture is entitled to receive a fee from the other party and its affiliates, if applicable, participating in such closing. The fee is equal to 1% of the party’s proportionate share of the acquisition or divestiture consideration. The agreement has a one year term unless earlier terminated by either party upon 30 days notice.

2.	PROPERTY AND EQUIPMENT

The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Oil and natural gas properties	$606,829,000	$599,761,000
Office furniture and fixtures	2,993,000	2,982,000
Building	3,926,000	3,926,000
Land	260,000	260,000

Total property and equipment	614,008,000	606,929,000

Accumulated depletion, depreciation, amortization and impairment	(452,110,000)	(444,690,000)

Property and equipment, net	$161,898,000	$162,239,000

Included in oil and gas properties at March 31, 2009 is the cumulative capitalization of $11,391,000 in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $777,000 and $1,123,000 for the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009, approximately $2,244,000 of oil and gas properties related to the Company’s Belize properties was excluded from amortization as they relate to non-producing properties. In addition, approximately $12,596,000 of non-producing leasehold costs resulting from the Company’s acquisition of West Texas Permian properties and $6,746,000 of non-producing leasehold costs related to the Company’s Bakken properties are excluded from amortization at March 31, 2009. Approximately $1,507,000 of non-producing leasehold costs related to the Company’s Southern Louisiana assets was also excluded from amortization at March 31, 2009.

The Company evaluates the costs excluded from its amortization calculation at least annually. Subject to industry conditions and the level of the Company’s activities, the inclusion of most of the above referenced costs into the Company’s amortization calculation is expected to occur within three to five years.

A reconciliation of the asset retirement obligation for the three months ended March 31, 2009 and 2008 is as follows:

	March 31, 2009	March 31, 2008
Asset retirement obligation, beginning of period	$9,269,000	$8,634,000
Liabilities incurred	10,000	287,000
Liabilities settled	—	(324,000)
Accretion expense	142,000	137,000

Asset retirement obligation as of end of period	9,421,000	8,734,000

Less current portion	635,000	480,000

Asset retirement obligation, long-term	$8,786,000	$8,254,000

3.	EQUITY INVESTMENTS

Investments accounted for by the equity method consist of the following as of March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
Investment in Tatex Thailand II, LLC	$2,643,000	$2,683,000
Investment in Tatex Thailand III, LLC	1,234,000	876,000
Investment in Grizzly Oil Sands ULC	21,138,000	21,881,000

	$25,015,000	$25,440,000

Tatex Thailand II, LLC

During 2005, the Company purchased a 23.5% ownership interest in Tatex Thailand II, LLC (“Tatex”) at a cost of $2,400,000. The remaining interests in Tatex are owned by entities controlled by Wexford Capital LLC, an affiliate of Gulfport. Tatex, a non-public entity, holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering three million acres which includes the Phu Horm Field. During the three months ended March 31, 2009, Gulfport received $40,000 in distributions, bringing its total investment in Tatex (including previous investments) to $2,643,000. The Company recognized a loss on equity investment of $6,000 for the three months ended March 31, 2008 which is included in other income (expense) in the consolidated statements of operations. The loss on equity investment related to Tatex was immaterial for the three months ended March 31, 2009.

Tatex Thailand III, LLC

During the first quarter of 2008, the Company purchased a 5% ownership interest in Tatex Thailand III, LLC (“Tatex III”) at a cost of $850,000. Approximately 68.7% of the remaining interests in Tatex III are owned by entities controlled by Wexford, an affiliate of Gulfport. During the three months ended March 31, 2009, Gulfport paid $365,000 in cash calls, bringing its total investment in Tatex III (including previous investments) to $1,234,000. The Company recognized a loss on equity investment of $7,000 for the three months ended March 31, 2009 which is included in other income (expense) in the consolidated statements of operations. The loss on equity investment related to Tatex III was immaterial for the three months ended March 31, 2008.

Grizzly Oil Sands ULC

During the third quarter of 2006, the Company, through its wholly owned subsidiary Grizzly Holdings Inc., purchased a 24.9999% interest in Grizzly Oils Sands ULC (“Grizzly”), a Canadian unlimited liability company, for approximately $8.2 million. The remaining interests in Grizzly are owned by entities controlled by Wexford, an affiliate of Gulfport. During 2006 and 2007, Grizzly acquired leases in the Athabasca region located in the Alberta Province near Fort McMurray near other oil sands development projects. Grizzly has drilled core holes to evaluate the feasibility of oil production in five separate lease blocks but has not commenced development of operations. As of March 31, 2009, Gulfport’s net investment in Grizzly was $21,138,000. Grizzly’s functional currency is the Canadian dollar. The Company’s investment in Grizzly was decreased by $634,000 and $1,072,000 as a result of a currency translation loss for the three months ended March 31, 2009 and 2008, respectively. The Company recognized a loss on equity investment of $109,000 and $182,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in other income (expense) in the consolidated statements of operations.

The Company, through its wholly owned subsidiary Grizzly Holdings Inc., entered into a loan agreement with Grizzly effective January 1, 2008, under which Grizzly may borrow funds from the Company. Borrowed funds bear interest at LIBOR plus 400 basis points. Interest is paid on a paid-in-kind basis by increasing the outstanding balance of the loan. The loan matures on December 31, 2012. The Company loaned Grizzly approximately $413,000 during the three months ended March 31, 2009. The Company recognized interest income of approximately $98,000 and $27,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in interest income in the consolidated statements of operations. The note balance was decreased by approximately $271,000 as a result of a currency translation loss for the three months ended March 31, 2009. The total $9,393,000 due from Grizzly is included in note receivable – related party on the accompanying consolidated balance sheets.

4.	OTHER ASSETS

Other assets consist of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Plugging and abandonment escrow account on the WCBB properties (Note 11)	$3,144,000	$3,144,000
Certificates of deposit securing letter of credit	200,000	200,000
Prepaid drilling costs	208,000	407,000
Deposits	4,000	4,000

	$3,556,000	$3,755,000

5.	LONG-TERM DEBT

A breakdown of long-term debt as of March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008
Revolving credit facility (1)	$59,021,000	$64,521,000
Term loan (1)	3,412,000	3,588,000
Building loans (2)	2,596,000	2,622,000
Less: current maturities of long term debt	(59,837,000)	(815,000)

Debt reflected as long term	$5,192,000	$69,916,000

Maturities of long-term debt as of March 31, 2009 are as follows:

2010	$59,837,000
2011	824,000
2012	3,099,000
2013	714,000
2014	555,000
Thereafter	—

Total	$65,029,000

(1)	On March 11, 2005, Gulfport entered into a three-year secured revolving credit agreement providing for a $30.0 million revolving credit facility with Bank of America, N.A. Borrowings under the revolving credit facility are subject to a borrowing base limitation, which was initially set at $18.0 million, subject to adjustment. On November 1, 2005, the amount available under the borrowing base limitation was increased to $23.0 million and was redetermined without change on May 30, 2006. On December 19, 2006, the amount available under the borrowing base limitation was increased to $30.0 million. Effective July 19, 2007, the credit facility was increased to $150.0 million and the amount available under the borrowing base limitation was increased to $60.0 million. On December 20, 2007, the amount available under the borrowing base limitation was increased to $90.0 million and the Eurodollar interest rate, which the Company can elect to use at its option, was reduced by 0.75%. In addition, the maturity date was extended from March 31, 2009 to March 31, 2010. The facility is subject to annual and semi-annual redetermination. The Company is currently in the process of a redetermination based on year-end reserve information and bank pricing decks, among other considerations. The Company makes quarterly interest payments on amounts borrowed under the facility. Amounts borrowed under the credit facility bear interest at the Eurodollar rate plus 2.00% (2.48% at March 31, 2009). The Company’s obligations under the credit facility are collateralized by a lien on substantially all of the Company’s Louisiana and West Texas assets. The credit facility contains certain affirmative and negative covenants, including, but not limited to, the following financial covenants: (a) the ratio of funded debt to EBITDAX (net income before deductions for taxes, excluding unrealized gains and losses related to trading securities and commodity hedges, plus depreciation, depletion, amortization and interest expense, plus exploration costs deducted in determining net income under full cost accounting) for a twelve–month period may not be greater than 2.00 to 1.00; and (b) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. The Company was in compliance with all covenants at March 31, 2009. As of March 31, 2009, approximately $59.0 million was outstanding under this facility, which is included in current maturities of long-term debt on the accompanying consolidated balance sheet.

As noted above, the Company’s revolving credit facility currently matures in March 2010. As also noted above, the Company first entered into its revolving credit facility in March 2005 with an initial borrowing base of $18.0 million. In November 2005, the amount available under the facility was increased to $23.0 million. In December 2006, the amount available under the facility was increased to $30.0 million. In July 2007, the amount available under the facility was increased to $60.0 million and finally in December 2007, the amount available under the facility was increased to $90.0 million and the maturity date was extended from March 2009 to March 2010. In addition to the Company’s history of renewals and borrowing base increases with the lender, the Company is currently in compliance with all debt covenants and expects to continue to be in compliance during the balance of 2009. As the Company has historically, it continues to make all interest payments on time and since December 2008, has made principal payments of approximately $30.5 million on its revolving credit facility. The Company intends to renew this revolving credit facility. Although Gulfport has had preliminary discussions with its lender regarding a renewal and maturity date extension of its revolving credit facility beyond March 31, 2010 and the lender has indicated an intent and willingness to renew and extend the maturity date, no definitive agreement has been reached with respect to a renewal and maturity date extension, applicable interest rate(s), number of lenders involved or other specific terms.

On July 10, 2006, Gulfport entered into a $5 million term loan agreement with Bank of America, N.A. related to the purchase of new gas compressor units. The loan began amortizing quarterly on March 31, 2007 on a straight-line basis over seven years based on the outstanding principal balance at December 31, 2006. The Company makes quarterly principal payments of approximately $176,000. Amounts borrowed bear interest at Bank of America prime (3.25% at March 31, 2009). The Company makes quarterly interest payments on amounts borrowed under the agreement. The Company’s obligations under the agreement are collateralized by a lien on the compressor units. As of March 31, 2009, approximately $3.4 million was outstanding under this agreement, of which $714,000 and $2.7 million are included in current maturities of long-term debt and long-term debt, net of current maturities, respectively, on the accompanying consolidated balance sheet.

(2)	In June 2004, the Company purchased the office building it occupies in Oklahoma City, Oklahoma, for $3.7 million. One loan associated with this building matured in March 2006 and bore interest at the rate of 6% per annum, while the other loan matures in June 2011 and bears interest at the rate of 6.5% per annum. In addition, the building loans included a loan related to a building in Lafayette, Louisiana, purchased in 1996 to be used as the Company’s Louisiana headquarters. This loan bore interest at the rate of 5.75% per annum. The Company paid this loan in full during the third quarter of 2007, in advance of its February 2008 maturity date. The remaining building loan requires monthly interest and principal payments of approximately $23,000 and is collateralized by the Oklahoma City office building and associated land.

6.	STOCK-BASED COMPENSATION

During the three months ended March 31, 2009 and 2008, the Company’s stock-based compensation expense was $175,000 and $270,000, respectively, of which the Company capitalized $70,000 and $108,000, respectively, relating to its exploration and development efforts, which reduced basic and diluted earnings per share by $0.00 and $0.00 each for the three months ended March 31, 2009 and 2008, respectively. Options and restricted common stock are reported as share based payments and their fair value is amortized to expense using the straight-line method over the vesting period. The shares of stock issued once the options are exercised will be from authorized but unissued common stock.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses certain assumptions. Expected volatilities are based on the historical volatility of the market price of Gulfport’s common stock over a period of time ending on the grant date. Based upon historical experience of the Company, the expected term of options granted is equal to the vesting period plus one year. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The 2005 Stock Incentive Plan provides that all options must have an exercise price not less than the fair value of the Company’s common stock on the date of the grant.

No stock options were issued during the three months ended March 31, 2009 and 2008.

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

A summary of the status of stock options and related activity for the three months ended March 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	522,380	$7.01	6.24	$(1,599,000)

Granted	—	—
Exercised	(1,750)	2.00		4,000
Forfeited/expired	—	—

Options outstanding at March 31, 2009	520,630	$7.03	6.00	$(2,451,000)

Options exercisable at March 31, 2009	416,509	$7.94	6.05	$(2,342,000)

Unrecognized compensation expense as of March 31, 2009 related to outstanding stock options and restricted shares was $633,000. The expense is expected to be recognized over a weighted average period of 1.56 years.

The following table summarizes information about the stock options outstanding at March 31, 2009:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (in years)	Number Exercisable
$2.00	21,500	0.60	21,500
$3.36	234,241	5.81	130,120
$9.07	64,889	6.44	64,889
$11.20	200,000	6.67	200,000

	520,630		416,509

The following table summarizes restricted stock activity for the three months ended March 31, 2009:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2008	93,456	$7.04
Granted	—	—
Vested	(14,072)	9.38
Forfeited	(2,336)	16.56

Unvested shares as of March 31, 2009	77,048	$6.32

7.	EARNINGS PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	For the three months ended March 31,
	2009			2008
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income	$2,733,000	42,645,877	$0.06	$11,506,000	42,543,708	$0.27

Effect of dilutive securities:
Stock options and awards	—	311,914		—	511,797

Diluted:
Net income	$2,733,000	42,957,791	$0.06	$11,506,000	43,055,505	$0.27

Options to purchase 234,241 shares at $3.36 per share, 64,889 shares at $9.07 per share, and 200,000 shares at $11.20 per share were excluded from the calculation of dilutive earnings per share for the three months ended March 31, 2009 because they were anti-dilutive. There were no potential shares of common stock that were considered anti-dilutive during the three month period ended March 31, 2008.

8.	OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
Net income	$2,733,000	$11,506,000

Other comprehensive income (loss):
Change in fair value of derivative instruments	3,589,000	—
Reclassification of settled contracts	(1,543,000)	—
Foreign currency translation adjustment	(904,000)	(1,072,000)

Total comprehensive income	$3,875,000	$10,434,000

9.	NEW ACCOUNTING STANDARDS

Effective January 1, 2008, the Company implemented FASB SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. The Company elected to implement this Statement with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties; plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which fair value is used. The Company implemented FSP No. FAS 157-2 effective January 1, 2009. The adoption of the provisions of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces FASB Statement No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008. The adoption did not have an immediate impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that accounting and reporting for minority interest will be recharacterized as noncontrolling interest and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company adopted SFAS No. 160 as of January 1, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures for derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 as of January 1, 2009. The adoption did not have a material impact on the Company’s financial position or results of operations.

In November 2008, the FASB ratified the consensus reached in EITF 08-06, “Equity Method Investment Accounting Considerations” (“EITF 08-06”). EITF 08-06 was issued to address questions that arose regarding the application of the equity method subsequent to the issuance of SFAS 141(R). EITF 08-06 concluded that the equity method investments should continue to be recognized using a cost accumulation model, thus continuing to include transaction costs in the carrying amount of the equity method investment. In addition, EITF 08-06 clarifies that an impairment assessment should be applied to the equity method investment as a whole, rather than to the individual assets underlying the investment. EITF 08-06 is effective for fiscal years beginning on or after December 15, 2008. The Company adopted EITF 08-06 as of January 1, 2009. The adoption did not have a material impact to the Company’s financial position or results of operations.

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

10.	OPERATING LEASES

In October 2006, the Company began leasing the Louisiana building that it owns to an unrelated party. The cost of the building totaled approximately $217,000 and accumulated depreciation amounted to approximately $84,000 as of March 31, 2009. The lease commenced on October 15, 2006 and expires October 14, 2009, with equal monthly installments of $10,500. The future lease payments due during the fiscal year ending December 31, 2009 are $63,000.

11.	COMMITMENTS AND CONTINGENCIES

Plugging and Abandonment Funds

In connection with its acquisition in 1997 of the remaining 50% interest in the WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company can access the trust for use in plugging and abandonment charges associated with the property. As of March 31, 2009, the plugging and abandonment trust totaled approximately $3,144,000. The Company has plugged 273 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.

Litigation

The Louisiana Department of Revenue (“LDR”) is disputing Gulfport’s severance tax payments to the State of Louisiana from the sale of oil under fixed price contracts during the years 2005 to 2007. The LDR maintains that Gulfport paid approximately $1,800,000 less in severance taxes under fixed price terms than the severance taxes Gulfport would have had to pay had it paid severance taxes on the oil at the contracted market rates only. Gulfport has denied any liability to the LDR for underpayment of severance taxes and has maintained that it was entitled to enter into the fixed price contracts with unrelated third parties and pay severance taxes based upon the proceeds received under those contracts. Gulfport has maintained its right to contest any final assessment or suit for collection if brought by the State. On April 20, 2009, the LDR filed a lawsuit in the 15th Judicial District Court, Lafayette Parish, in Louisiana against Gulfport seeking $2,275,729 in severance taxes, plus interest and court costs. Gulfport has until May 11, 2009 to file a response. Gulfport continues to deny any liability to the LDR for underpayment of severance taxes and intends to vigorously defend itself in the lawsuit.

In November 2006, Cudd Pressure Control, Inc. (“Cudd”) filed a lawsuit against Gulfport and Great White Pressure Control LLC, its affiliate, among others, in the 129th Judicial District Harris County, Texas. The lawsuit was subsequently removed to the United States District Court for the Southern District of Texas (Houston Division). The lawsuit alleges RICO violations and several other causes of action relating to an affiliate company’s employment of several former Cudd employees and seeks unspecified monetary damages and injunctive relief. The defendants in the suit are Ronnie Roles, Rocky Roles, Steve Winters, Bert Ballard, Nelson Britton, Michael Fields, Great White Pressure Control LLC, and Gulfport. On stipulation by the parties, the plaintiff’s RICO claim was dismissed without prejudice by order of the court on February 14, 2007. Gulfport filed a motion for summary judgment on October 5, 2007. The court entered a final interlocutory judgment in favor of all defendants, including Gulfport, on April 8, 2008. On November 3, 2008, Cudd filed its appeal with the U.S. Court of Appeals for the Fifth Circuit. The defendants filed their response appellate brief on December 19, 2008, and Cudd filed its reply brief on January 19, 2009. Subsequently, on April 22, 2009, the Fifth Circuit requested briefing and oral argument to discuss whether the lower court abused its discretion by exercising supplemental jurisdiction once the RICO claim (the sole federal claim) had been dismissed. The Company filed its brief on April 24, 2009 and oral arguments were held on April 28, 2009. Gulfport is currently awaiting the Fifth Circuit’s ruling on these matters.

On July 27, 2007, Robotti & Company, LLC filed a putative class action lawsuit in the Court of Chancery for the State of Delaware. The original complaint alleged a breach of fiduciary duty by Gulfport and its then present directors in connection with the pricing of Gulfport’s 2004 rights offering. Plaintiff filed an amended complaint on January 15, 2008, and Gulfport filed a motion to dismiss in early February 2008 and filed the brief in support of such motion on April 29, 2008. The court held a hearing on October 3, 2008, ultimately deciding to allow the plaintiff to file a second amended complaint. Plaintiff filed its second amended complaint December 22, 2008, which sets forth class action and derivative claim allegations that Gulfport’s then present directors breached their fiduciary duty in connection with the pricing of the 2004 rights offering. The defendants filed their motion to dismiss on January 19, 2009 and their brief in support of such motion on February 20, 2009. Briefing by the parties concluded April 6, 2009, oral arguments on the motion were heard by the court on April 22, 2009 and the court’s ruling on the defendants’ motion to dismiss is pending.

Due to the current stages of the above litigation, the outcomes are uncertain and management cannot determine the amount of loss, if any, that may result. Litigation is inherently uncertain. Adverse decisions in one or more of the above matters could have a material adverse effect on the Company’s financial condition or results of operations.

In addition to the above, the Company has been named as a defendant in various other litigation matters. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

12.	INSURANCE PROCEEDS

In March 2009, the Company received insurance proceeds of approximately $1,050,000 related to damages incurred in its WCBB field as a result of Hurricane Ike in 2008. The costs associated with repairing the field were expensed to lease operating expenses as incurred in 2008 and 2009. The Company recognized the insurance proceeds in other (income) expense in the accompanying consolidated statements of operations.

13.	HEDGING ACTIVITIES

The Company seeks to reduce its exposure to unfavorable changes in oil prices, which are subject to significant and often volatile fluctuation, by entering into forward sales contracts. These contracts allow the Company to predict with greater certainty the effective oil prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production.

The Company accounts for its oil derivative instruments as cash flow hedges for accounting purposes under SFAS No. 133 and related pronouncements. All derivative contracts are marked to market each quarter end and are included in the accompanying consolidated balance sheets as derivative assets and liabilities.

At March 31, 2009, the fair value of derivative assets and liabilities related to the forward sales contracts is as follows:

Short-term derivative instruments – asset	$3,521,000
Long-term derivative instruments – liability	$1,475,000

All forward sales contracts have been executed in connection with the Company’s oil price hedging program. For forward sales contracts qualifying as cash flow hedges pursuant to SFAS 133, the realized contract price is included in oil sales in the period for which the underlying production was hedged.

        For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. The Company did not recognize into earnings any amount related to hedge ineffectiveness for the three months ended March 31, 2009 as the hedges were deemed to be perfectly effective.

        During the first quarter of 2009, the Company entered into forward sales contracts with the purchaser of the Company’s WCBB oil. The Company receives the fixed price amount stated in the contract. At March 31, 2009, the Company had the following forward sales contracts in place:

	Daily Volume (Bbls/day)	Weighted Average Price
April - August 2009	3,000	$55.17
September - December 2009	3,000	$54.81
January - February 2010	3,000	$54.81
March - December 2010	2,000	$57.35

In February 2009, the Company terminated forward sales contracts for 3,000 barrels per day of March 2009 production for approximately $1.5 million, which is included in oil and condensate sales on the accompanying consolidated statements of operations.

Subsequent to March 31, 2009, the Company entered into forward sales contracts for the sale of 300 barrels of production per day at a weighted average daily price of $64.15 per barrel for the period of March 2010 to December 2010. Also subsequent to March 31, 2009, the Company terminated forward sales contracts for the month of May 2009 for approximately $476,000.

14.	FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective January 1, 2008 for all financial assets and liabilities measured at fair value on a recurring basis. The Company adopted FASB Staff Position (FSP) 157-2 effective January 1, 2009 for all non-financial assets and liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1 – Quoted prices in active markets for identical assets and liabilities.

Level 2 – Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Significant inputs to the valuation model are unobservable.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes the Company’s financial and nonfinancial assets and liabilities by SFAS No. 157 valuation level as of March 31, 2009:

	Level 1	Level 2	Level 3
Assets:
Forward sales contracts	$—	$3,521,000	$—
Liabilities:
Forward sales contracts	$—	$1,475,000	$—

The estimated fair value of the Company’s forward sales contracts was based upon forward commodity prices based on quoted market prices, adjusted for differentials.

The Company estimates asset retirement obligations pursuant to the provisions of SFAS No. 143. The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 2 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the three months ended March 31, 2009 were approximately $10,000.

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

First Quarter 2009 Developments

•	Oil and natural gas revenues decreased 43% to $17.9 million for the three months ended March 31, 2009 from $31.3 million for the three months ended March 31, 2008.

•	Net income decreased 76% to $2.7 million for the three months ended March 31, 2009 from $11.5 million for the three months ended March 31, 2008.

•	Production increased 2% to 431,000 barrels of oil equivalent, or BOE, for the three months ended March 31, 2009 from 423,000 BOE for the three months ended March 31, 2008.

•	During the three months ended March 31, 2009, we recompleted 16 wells.

2009 Production and Drilling Activity

During the three months ended March 31, 2009, our total net production was 400,000 barrels of oil, 79,000 thousand cubic feet of gas, or Mcf, and 723,000 gallons of liquids, for a total 431,000 BOE, compared to 372,000 barrels of oil, 222,000 Mcf of gas, and 593,000 gallons of liquids, or 423,000 BOE, for the three months ended March 31, 2008. Our total net production averaged approximately 4,784 BOE per day during the three months ended March 31, 2009 as compared to 4,647 BOE per day during the same period in 2008. This two percent increase is primarily due to increased production as a result of our 2008 drilling program.

WCBB. As of May 1, 2009, we had recompleted 19 wells during 2009. We currently intend to drill four wells and recomplete approximately 20 existing wells during 2009.

Aggregate net production from the WCBB field during the three months ended March 31, 2009 was 304,000 BOE, or 3,376 BOE per day, 100% of which was from oil. During April 2009, our average daily net production at WCBB was approximately 3,044 BOE, 100% of which was from oil. The decrease in April production is primarily due to normal production declines partially offset by our recompletion activities commenced in late February.

East Hackberry Field. As of May 1, 2009, we had recompleted five existing wells during 2009. We currently intend to drill four wells during 2009.

Aggregate net production from the East Hackberry field during the three months ended March 31, 2009 was approximately 40,000 BOE, or 447 BOE per day, 94% of which was from oil and 6% of which was from natural gas. During April 2009, our average daily net production at East Hackberry was approximately 614 BOE, 91% of which was from oil and 9% of which was from natural gas. The increase in April 2009 production is primarily due to our recompletion activities.

West Hackberry Field. Aggregate net production from the West Hackberry field during the three months ended March 31, 2009 was approximately 4,000 BOE, or 43 BOE per day. During April 2009, our average daily net production at West Hackberry was approximately 34 BOE, 100% of which was from oil.

West Texas. On December 20, 2007, we completed the acquisition of 4,100 net acres and 32 producing wells in West Texas in the Permian Basin for approximately $83.8 million, with an effective date of November 1, 2007. In 2008, 31 gross (15.5 net) wells were drilled on this acreage, including one gross well spud in 2007 and completed in 2008 and one Henry Petroleum operated well. As of May 1, 2009, 29 of the 31 gross 2008 wells had been completed and the other two wells were awaiting completion. We currently anticipate drilling three gross (1.5 net) wells on this acreage in 2009. Aggregate net production from the Permian field during the three months ended March 31, 2009 was approximately 63,000 BOE, or 698 BOE per day. During April 2009, average daily net production at Permian was approximately 674 BOE, of which approximately 53% was oil, 28% was natural gas liquids and 18% was natural gas.

Bakken. As of May 1, 2009, we had participated, or committed to participate, in approximately 60 gross wells in the Williston Basin areas of western North Dakota and Eastern Montana, which include 43 gross wells in Mountrail County, with an average working interest of 2.35%. Windsor Energy, the operator of our acreage, drilled and completed the first three Windsor Energy operated wells. We own an approximate 15.5% working interest in the first well, an approximate 2.5% working interest in the second well and a 12.5% working interest in the third well. We currently hold approximately 17,800 net acres, which include approximately 4,600 acres in Mountrail County, in the Bakken play.

Aggregate net production from the Bakken play during the three months ended March 31, 2009 was approximately 19,000 BOE, or 214 BOE per day. During April 2009, average daily net production in Bakken was approximately 256 BOE.

Grizzly. During the third quarter of 2006, we, through our wholly owned subsidiary Grizzly Holdings Inc., purchased a 24.9999% interest in Grizzly Oil Sands ULC, or Grizzly. The remaining interests in Grizzly are owned by entities controlled by Wexford Capital LLC, or Wexford. During 2006 and 2007, Grizzly acquired leases in the Athabasca region located in the Alberta Province near Fort McMurray near other oil sands development projects. Grizzly has approximately 511,000 acres under lease and our total net investment in Grizzly was $21,138,000 at March 31, 2009. In addition, we have loaned Grizzly $9,393,000 including interest and net of foreign currency adjustments as of March 31, 2009. During the 2006/2007, 2007/2008 and 2008/2009 winter delineation drilling seasons, Grizzly drilled an aggregate of 131 core holes and one water supply test well, tested five separate lease blocks and conducted a seismic program.

Thailand. During 2005, we purchased a 23.5% ownership interest in Tatex Thailand II, LLC, or Tatex, at a cost of $2.4 million. The remaining interests in Tatex are owned by entities controlled by Wexford. Tatex, a privately held entity, holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC, or APICO, an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering three million acres which includes the Phu Horm Field. During the first quarter ended March 31, 2009, we received $40,000 in distributions, bringing our total investment in Tatex (including previous investments) to $2,643,000. Our investment is accounted for on the equity method. Tatex accounts for its investment in APICO using the cost method. In December 2006, first gas sales were achieved at the Phu Horm field located in northeast Thailand. Phu Horm’s initial gross production was approximately 60 million cubic feet per day. Gross production during 2008 was approximately 83 MMcf and 433 Bbls of oil per day. Hess Corporation operates the field with a 35% interest. Other interest owners include APICO (35% interest), PTTEP (20% interest) and ExxonMobil (10% interest). Our gross working interest (through Tatex as a member of APICO) in the Phu Horm field is 0.7%. Estimated proved reserves from the Phu Horm field as of December 31, 2007, net to our interest, are 3.5 BCF of gas and 19,000 barrels of oil. Due to the fact that our ownership in the Phu Horm field is indirect and Tatex’s investment in APICO is accounted for by the cost method, these reserves are not included in our year-end reserve information.

During the first quarter of 2008, we purchased a 5% ownership interest in Tatex Thailand III, LLC, or Tatex III, at a cost of $850,000. Approximately 68.7% of the remaining interests in Tatex III are owned by entities controlled by Wexford, an affiliate of ours. Tatex III owns a concession covering one million acres. The operator is currently conducting a 3-D seismic survey on this concession. During the three months ended March 31, 2009, we paid $365,000 in cash calls, bringing our total investment in Tatex III to $1,234,000.

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

Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Net capitalized costs are limited to the estimated future net revenues, after income taxes, discounted at 10% per year, from proven oil and natural gas reserves and the cost of the properties not subject to amortization. Such capitalized costs, including the estimated future development costs and site remediation costs, if any, are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled $23.1 million at March 31, 2009 and $22.5 million at December 31, 2008. These costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.

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

Oil and Gas Reserve Quantities. Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analysis demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Netherland, Sewell & Associates, Inc., Pinnacle Energy Services, LLC and to a lesser extent our personnel have prepared reserve reports of our reserve estimates at December 31, 2008 on a well-by-well basis for our properties.

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

Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management’s opinion, it is more likely than not that some portion will not be realized. At December 31, 2008, a valuation allowance of $81,886,000 had been provided for deferred tax assets based on the uncertainty of future taxable income.

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

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but re-designation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. We recognize any change in fair value resulting from ineffectiveness immediately in earnings. We currently have forward sales contracts in place for the remainder of 2009 and 2010 that are accounted for as cash flow hedges and recorded at fair value pursuant to SFAS 133 and related pronouncements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2009 and 2008

We reported net income of $2,733,000 for the three months ended March 31, 2009, as compared to $11,506,000 for the three months ended March 31, 2008. This 76% decrease in period-to-period net income was due primarily to a 44% decrease in realized BOE prices to $41.48 from $73.94 and an increase in lease operating expenses, partially offset by a 2% increase in net production to 430,554 BOE, decreases in general and administrative expenses and production taxes and our receipt of $1,050,000 of insurance proceeds.

Oil and Gas Revenues. For the three months ended March 31, 2009, we reported oil and natural gas revenues of $17,860,000 as compared to oil and natural gas revenues of $31,270,000 during the same period in 2008. This $13,410,000, or 43%, decrease in revenues is primarily attributable to a 44% decrease in realized BOE prices to $41.48 from $73.94, partially offset by a 2% increase in net production to 430,554 BOE for the quarter ended March 31, 2009 from 422,907 BOE for the quarter ended March 31, 2008.

The following table summarizes our oil and natural gas production and related pricing for the three months ended March 31, 2009, as compared to such data for the three months ended March 31, 2008:

	Three Months Ended March 31,
	2009	2008
Oil production volumes (MBbls)	400	372
Gas production volumes (MMcf)	79	222
Liquid production volumes (Gallons)	723	593
Oil Equivalents (Mboe)	431	423
Average oil price (per Bbl)	$42.55	$77.07
Average gas price (per Mcf)	$4.83	$8.13
Average liquids price (per gallon)	$0.63	$1.37
Oil equivalents (per Boe)	$41.48	$73.94

Lease Operating Expenses. Lease operating expenses not including production taxes increased to $4,987,000 for the three months ended March 31, 2009 from $3,739,000 for the same period in 2008. This increase is a result of an increase in compressor and other equipment repairs, an increase in personal property taxes resulting from an increase in assets due to our 2007 and 2008 drilling programs, an increase in gas purchases resulting from lower gas production and an increase in the number of wells in the Permian Basin that we have an interest in from 32 wells as of March 31, 2008 to 61 wells as of March 31, 2009 as a result of the 2008 Permian drilling activities.

Production Taxes. Production taxes decreased to $1,885,000 for the three months ended March 31, 2009 from $3,431,000 for the same period in 2008. This decrease was primarily related to a 43% decrease in oil and gas revenues as a result of the decrease in the average realized BOE price received.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased to $7,420,000 for the three months ended March 31, 2009, and consisted of $7,349,000 in depletion on oil and natural gas properties and $71,000 in depreciation of other property and equipment. This compares to total depreciation, depletion and amortization expense of $9,466,000 for the three months ended March 31, 2008. This decrease was due primarily to the reduction in the book value of our oil and gas properties used to calculate depreciation, depletion and amortization expense. This reduction resulted from the drop in commodity prices on December 31, 2008 and a subsequent reduction in our proved reserves which caused us to recognize a ceiling test impairment of $272,722,000 for the year ended December 31, 2008.

General and Administrative Expenses. Net general and administrative expenses decreased to $1,136,000 for the three months ended March 31, 2009 from $1,685,000 for the same period in 2008. This $549,000 decrease was due primarily to reductions in payroll costs and related benefits mainly due to decreases in the total number of employees and decreases in our franchise taxes, offset by decreases in general and administrative reimbursements from our affiliates and a decrease in general and administrative overhead related to exploration and development activity capitalized to the full cost pool.

Accretion Expense. Accretion expense slightly increased to $142,000 for the three months ended March 31, 2009 as compared to $137,000 for the same period in 2008.

Interest Expense. Interest expense decreased to $633,000 for the three months ended March 31, 2009 from $1,234,000 for the same period in 2008 due to a decrease in average debt outstanding and lower interest rates on amounts borrowed under our facilities with Bank of America. Total debt outstanding under our facilities with Bank of America was $62.4 million as of March 31, 2009 and $80.1 million as of the same date in 2008. Total weighted debt outstanding under our facilities with Bank of America was $63.9 million for the three months ended March 31, 2009 and $71.8 million as of the same date in 2008. As of March 31, 2009, amounts borrowed under our revolving credit facility and term loan with Bank of America bore interest of 2.48% and 3.25%, respectively.

Income Taxes. As of March 31, 2009, we had a net operating loss carry forward of approximately $59.5 million, in addition to numerous temporary differences, which gave rise to a deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At March 31, 2009, a valuation allowance of $81.9 million had been provided for deferred tax assets, with the exception of $653,000 related to alternative minimum taxes. We had no income tax expense for the three months ended March 31, 2009.

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

Net cash flow provided by operating activities was $13,832,000 for the three months ended March 31, 2009 as compared to net cash flow provided by operating activities of $20,946,000 for the same period in 2008. This decrease was primarily the result of a decrease in cash receipts from our oil and natural gas purchasers due to a 44% decrease in net realized prices, partially offset by a 2% increase in our net BOE production and our receipt of an insurance payment in the amount of $1,050,000 related to the reimbursement of hurricane related expenses.

Net cash used in investing activities for the three months ended March 31, 2009 was $13,106,000 as compared to $34,000,000 for the same period in 2008. During the three months ended March 31, 2009, we spent $12,357,000 in additions to oil and natural gas properties, of which $502,000 was spent on our 2009 drilling and recompletion programs, $8,337,000 was spent on expenses attributable to the wells drilled during 2008, $1,933,000 was spent on our 2008 recompletions and $679,000 was spent on tubulars, with the remainder attributable mainly to capitalized general and administrative expenses. In addition, we also paid $365,000 relating to our investment in Tatex III. During the three months ended March 31, 2009, we used cash from operations, insurance proceeds and borrowings under our credit facility to fund our investing activities.

Net cash used by financing activities for the three months ended March 31, 2009 was $5,699,000 as compared to net cash provided by financing activities of $16,696,000 for the same period in 2008. The 2009 amount used by financing activities is primarily attributable to payments of $5,500,000 on borrowings under our credit agreement with Bank of America and net cash provided by financing activities of $3,000 from the exercise of stock options. The 2008 amount provided by financing activities is primarily attributable to borrowings of $16,500,000 under our credit facility with Bank of America and $396,000 from the exercise of stock options.

Credit Facility. On March 11, 2005, we entered into a three-year secured revolving credit agreement, as amended, providing for a revolving credit facility with Bank of America, N.A. Borrowings under the revolving credit facility are subject to a borrowing base limitation, which was initially set at $18.0 million, subject to adjustment. On November 1, 2005, the amount available under the borrowing base limitation was increased to $23.0 million and was redetermined without change on May 30, 2006. On December 19, 2006, the amount available under the borrowing base limitation was increased to $30.0 million. Effective July 19, 2007, the credit facility increased to $150.0 million and the amount available under the borrowing base limitation was increased to $60.0 million. In connection with our acquisition of strategic assets in West Texas in the Permian Basin, effective as of December 20, 2007, our borrowing base under the revolving credit facility increased from $60.0 million to $90.0 million and the Eurodollar interest rate, which we can elect to use at our option, was reduced by 0.75%. In addition, the maturity date was extended from March 31, 2009 to March 31, 2010. We agreed to pay a borrowing base increase fee of 0.50% of any increase of the borrowing base over the highest borrowing base previously in effect, payable on the day such increased borrowing base becomes effective. The facility is subject to annual and semi annual redeterminations. We are currently in the process of a redetermination based on our year-end reserve information and bank pricing decks among other considerations. The outcome cannot be predicted at this time. We make quarterly interest payments on amounts borrowed under the facility, which amounts bear interest at the Eurodollar rate plus 2.00% (2.48% at March 31, 2009). Our obligations under the credit facility are collateralized by a lien on substantially all of our Louisiana and West Texas oil and gas assets.

The credit facility contains certain affirmative and negative covenants, including, but not limited to the following financial covenants: (a) the ratio of funded debt to EBITDAX (net income before deductions for taxes, excluding unrealized gains and losses related to trading securities and commodity hedges, plus depreciation, depletion, amortization and interest expense, plus exploration costs deducted in determining net income under full cost accounting) for a twelve-month period may not be greater than 2.00 to 1.00; and (b) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with all covenants at March 31, 2009. As of March 31, 2009, approximately $59 million was outstanding under this facility. We have used the proceeds of our borrowings under the credit facility for the exploration of our oil and natural gas properties and other capital expenditures, acquisition opportunities, replacement of facilities and equipment due to Hurricane Rita and for other general corporate purposes.

As noted above, our revolving credit facility currently matures in March 2010. As also noted above, we first entered into our revolving credit facility in March 2005 with an initial borrowing base of $18.0 million. In November 2005, the amount available under the facility was increased to $23.0 million. In December 2006, the amount available under the facility was increased to $30.0 million. In July 2007, the amount available under the facility was increased to $60.0 million and finally in December 2007, the amount available under the facility was increased to $90.0 million and our maturity date was extended from March 2009 to March 2010. In addition to our history of renewals and our borrowing base increases with our lender, we are currently in compliance with all debt covenants and we expect to continue to be in compliance during the balance of 2009. As we have historically, we continue to make all interest payments on time and since December 2008, we have made principal payments of approximately $30.5 million on our revolving credit facility. We intend to renew this revolving credit facility. Although we have had preliminary discussions with our lender regarding a renewal and maturity date extension of our revolving credit facility beyond March 31, 2010 and the lender has indicated an intent and willingness to renew and extend the maturity date, no definitive agreement has been reached with respect to a renewal and maturity date extension, applicable interest rate(s), number of lenders involved or other specific terms.

On July 10, 2006, we entered into a $5.0 million term loan agreement with Bank of America, N.A. related to the purchase of new gas compressor units. The loan began amortizing quarterly on March 31, 2007 on a straight-line basis over seven years based on the outstanding principal balance at December 31, 2006. Amounts borrowed bear interest at Bank of America prime (3.25% at March 31, 2009). We make quarterly interest payments on amounts borrowed under the agreement. Our obligations under the agreement are collateralized by a lien on the compressor units. As of March 31, 2009, approximately $3.4 million was outstanding under this agreement, of which $714,000 and $2.7 million are included in current maturities of long-term debt and long-term debt, net of current maturities, respectively, on our accompanying consolidated balance sheet.

Building Loans. We had three loans associated with two of our buildings. One loan, in the original principal amount of $115,000, related to a building in Lafayette, Louisiana, that we purchased in 1996 to be used as our Louisiana headquarters. This loan bore interest at the rate of 5.75% per annum. We repaid this loan in full during the third quarter of 2007. In addition, in June 2004 we purchased the office building we occupy in Oklahoma City, Oklahoma for $3.7 million. One of the two loans associated with this building, with an original principal amount of $389,000, matured in March 2006 and bore interest at a rate of 6% per annum. The other loan associated with this building, with an original principal amount of $3.0 million, matures in June 2011 and bears interest at a rate of 6.5% per annum. As of March 31, 2009, approximately $2.6 million was outstanding on this loan. The remaining building loan requires monthly interest and principal payments and is collateralized by the respective land and buildings.

Capital Expenditures. Our recent capital commitments have been primarily for the development of our proved reserves, to increase our net acreage position in Grizzly and fund Grizzly’s delineation drilling program and for acquisitions, primarily our acquisition in the Permian Basin in December 2007. Our strategy, subject to economic and industry conditions, is to continue to (1) increase cash flow generated from our operations by undertaking new drilling, workover, sidetrack and recompletion projects to exploit our existing properties, subject to economic and industry conditions, and (2) explore acquisition and disposition opportunities. We have upgraded our infrastructure and our existing facilities in Southern Louisiana with the goal of increasing operating efficiencies and volume capacities and lowering lease operating expenses. These upgrades were also intended to better enable our facilities to withstand future hurricanes with less damage. Additionally, we completed the reprocessing of 3-D seismic data in one of our principal properties, WCBB. The reprocessed data enables our geophysicists to continue to generate new prospects and enhance existing prospects in the intermediate zones in the field, thus creating a portfolio of new drilling opportunities. In addition, with our acquisition of strategic assets in the Permian Basin in West Texas, we are required to pay 50% of all drilling costs for drilling activity on such properties. To combat significant declines in the commodity prices during the second half of 2008, management undertook a series of actions aimed at reducing capital spending and operating costs. As a result, we reduced our drilling and other capital activities to a minimum in the fourth quarter of 2008, releasing all rigs in Southern Louisiana and the Permian and only selectively participating in wells in the Bakken. During 2009, we are not bound by lease obligations and long term capital commitments relating to the exploration or development of our oil and gas properties. In addition, we have reduced our estimated capital activities and aggressively sought price concessions from our service providers and have recently received indications of 30% in cost reductions and believe an additional 10% to 20% in reductions may be possible.

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

Our inventory of prospects includes approximately 81 drilling locations at WCBB. The drilling schedule used in our December 31, 2008 reserve report anticipates that all of those wells will be drilled by 2019. From January 1, 2009 through May 1, 2009, we recompleted 19 existing wells at our WCBB field. We currently intend to spend a total of approximately $7.5 to $8.5 million to drill four wells and recomplete 20 wells in our WCBB field during 2009.

In our East Hackberry field, from January 1, 2009 through May 1, 2009, we recompleted five wells. We intend to drill four land wells during 2009. Total capital expenditures for our East Hackberry field during 2009 are estimated at $4.5 to $5.5 million.

We currently anticipate that our capital requirements to drill 1.5 net wells in the Permian Basin in West Texas will be approximately $2.0 to $2.5 million during 2009. We have identified 147 gross (73.5 net) future development drilling locations.

During the third quarter of 2006, we purchased a 24.9999% interest in Grizzly. As of March 31, 2009, our net investment in Grizzly was approximately $21.1 million. Capital requirements in 2009 for this project are estimated to be approximately $4.3 million, primarily for the expenses associated with the drilling of 15 well core holes during Grizzly’s 2008/2009 drilling program.

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

Our total capital expenditures for 2009 are currently estimated to be $22 million. This is down significantly from $95 million in 2008 due to the current commodity pricing and cost environment. In response to the challenging economic conditions, we have for now reduced our 2009 drilling and other capital activities to a minimum and released all rigs in Southern Louisiana and the Permian and intend to participate selectively in wells in the Bakken. In addition, through our cost reduction initiative, we have already received indications of 30% in cost reductions and we are targeting an additional 10% to 20% reduction. We intend to monitor pricing and cost developments and make adjustments to our capital expenditure program as warranted.

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

Commodity Price Risk

To mitigate the effects of commodity price fluctuations, during 2008, we were party to forward sales contracts for the sale of 3,500 barrels of WCBB production per day at a weighted average daily price of $78.56 per barrel before transportation costs. We delivered approximately 73% of our 2008 production under these agreements. For the period January through December 2009, we had entered into agreements to sell 3,000 barrels of WCBB production per day at a weighted average daily price of $89.06 per barrel before transportation costs. In December 2008, we terminated these 2009 forward sales contracts in exchange for $39.0 million in cash. Subsequently, we entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $55.17 per barrel, before transportation costs, for the period April 2009 to August 2009. We have also entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs, for the period September 2009 to December 2009. Subsequent to March 31, 2009, we terminated forward sales contracts for the month of May 2009 for approximately $476,000. Under the remaining 2009 contracts, we have committed to deliver approximately 50% of our estimated 2009 production. For the period January 2010 through February 2010 we have entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs. For the period March 2010 through December 2010, we have entered into forward sales contracts for the sale of 2,300 barrels of WCBB production per day at a weighted average daily price of $58.24 per barrel, before transportation costs. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These forward sales contracts are accounted for as cash flow hedges and recorded at fair value pursuant to SFAS 133 and related pronouncements.

Commitments

In connection with the acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we can access the trust for use in plugging and abandonment charges associated with the property. As of March 31, 2009, the plugging and abandonment trust totaled approximately $3,144,000. At March 31, 2009, we had plugged 273 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.

New Accounting Pronouncements

Effective January 1, 2008, we implemented FASB SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We elected to implement SFAS No. 157 with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties; plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which fair value is used. We implemented FSP No. FAS 157-2 effective January 1, 2009. The adoption of the provisions of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008. The adoption of SFAS 141(R) did not have an immediate impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 requires that accounting and reporting for minority interest will be recharacterized as noncontrolling interest and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires enhanced disclosures for derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on our financial position or results of operations.

In November 2008, the FASB ratified the consensus reached in EITF 08-06, “Equity Method Investment Accounting Considerations” (EITF 08-06). EITF 08-06 was issued to address questions that arose regarding the application of the equity method subsequent to the issuance of SFAS 141(R). EITF 08-06 concluded that the equity method investments should continue to be recognized using a cost accumulation model, thus continuing to include transaction costs in the carrying amount of the equity method investment. In addition, EITF 08-06 clarifies that an impairment assessment should be applied to the equity method investment as a whole, rather than to the individual assets underlying the investment. EITF 08-06 is effective for fiscal years beginning on or after December 15, 2008. We adopted EITF 08-06 as of January 1, 2009. The adoption did not have a material impact on our financial position or results of operations.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, the West Texas Intermediate posted price for crude oil has ranged from a low of $30.28 per barrel, or bbl, in December 2008 to a high of $145.31 per bbl in July 2008. The Henry Hub spot market price of natural gas has ranged from a low of $3.53 per million British thermal units, or MMBtu, in September 2006 to a high of $15.52 per MMBtu in January 2006. On March 31, 2009, the West Texas Intermediate posted price for crude oil was $49.64 per bbl and the Henry Hub spot market price of natural gas was $3.59 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations.

To mitigate the effects of commodity price fluctuations, during 2008, we were party to forward sales contracts for the sale of 3,500 barrels of WCBB production per day at a weighted average daily price of $78.56 per barrel before transportation costs. We delivered approximately 73% of our 2008 production under these agreements. For the period January through December 2009, we had entered into agreements to sell 3,000 barrels of WCBB production per day at a weighted average daily price of $89.06 per barrel before transportation costs. In December 2008, we terminated these 2009 forward sales contracts in exchange for $39.0 million in cash. Subsequently, we entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $55.17 per barrel, before transportation costs, for the period April 2009 to August 2009. We have also entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs, for the period September 2009 to December 2009. Subsequent to March 31, 2009, we terminated forward sales contracts for the month of May 2009 for approximately $476,000. Under the remaining 2009 contracts, we have committed to deliver approximately 50% of our estimated 2009 production. For the period January 2010 through February 2010 we have entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs. For the period March 2010 through December 2010, we have entered into forward sales contracts for the sale of 2,300 barrels of WCBB production per day at a weighted average daily price of $58.24 per barrel, before transportation costs. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These forward sales contracts are accounted for as cash flow hedges and recorded at fair value pursuant to SFAS 133 and related pronouncements.

Our revolving credit facility and term loan with Bank of America are structured under floating rate terms and, as such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. Borrowings under our revolving credit facility with Bank of America bear interest at the Eurodollar rate plus 2.00% (2.48% at March 31, 2009). Borrowings under our term loan with Bank of America bear interest at Bank of America prime (3.25% at March 31, 2009). Based on the current debt structure, a 1% increase in interest rates would increase interest expense by approximately $624,000 per year, based on an aggregate of $62.4 million outstanding under our credit facilities as of March 31, 2009. As of March 31, 2009, we did not have any interest rate swaps to hedge our interest risks.

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

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Vice President and Chief Financial Officer have concluded that as of March 31, 2009, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Louisiana Department of Revenue, or LDR, is disputing our severance tax payments to the State of Louisiana from the sale of oil under fixed price contracts during the years 2005 through 2007. The LDR maintains that we paid approximately $1.8 million less in severance taxes under fixed price terms than the severance taxes we would have had to pay had we paid severance taxes on the oil at the contracted market rates only. We have denied any liability to the LDR for underpayment of severance taxes and have maintained that we were entitled to enter into the fixed price contracts with unrelated third parties and pay severance taxes based upon the proceeds received under those contracts. We have maintained our right to contest any final assessment or suit for collection if brought by the State. On April 20, 2009, the LDR filed a lawsuit in the 15th Judicial District Court, Lafayette Parish, in Louisiana against our company seeking $2,275,729 in severance taxes, plus interest and court costs. We have until May 11, 2009 to file a response. We continue to deny any liability to the LDR for underpayment of severance taxes and intend to vigorously defend our Company in the lawsuit.

In November 2006, Cudd Pressure Control, Inc., or Cudd, filed a lawsuit against us and Great White Pressure Control LLC, an affiliate of ours, among others, in the 129th Judicial District Harris County, Texas. The lawsuit was subsequently removed to the United States District Court for the Southern District of Texas (Houston Division). The lawsuit alleges RICO violations and several other causes of action relating to an affiliate company’s employment of several former Cudd employees and seeks unspecified monetary damages and injunctive relief. The defendants in the suit are Ronnie Roles, Rocky Roles, Steve Winters, Bert Ballard, Nelson Britton, Michael Fields, Great White Pressure Control LLC, and us. On stipulation by the parties, the plaintiff’s RICO claim was dismissed without prejudice by order of the court on February 14, 2007. We filed a motion for summary judgment on October 5, 2007. The court entered a final interlocutory judgment in favor of all defendants, including us, on April 8, 2008. On November 3, 2008, Cudd filed its appeal with the U.S. Court of Appeals for the Fifth Circuit. The defendants filed their response appellate brief on December 19, 2008, and Cudd filed its reply brief on January 19, 2009. Subsequently, on April 22, 2009, the Fifth Circuit requested briefing and oral argument to discuss whether the lower court abused its discretion by exercising supplemental jurisdiction once the RICO claim (the sole federal claim) had been dismissed. We filed our brief on April 24, 2009 and oral arguments were held on April 28, 2009. We are currently awaiting the Fifth Circuit’s ruling on these matters.

On July 27, 2007, Robotti & Company, LLC filed a putative class action lawsuit in the Court of Chancery for the State of Delaware. The original complaint alleged a breach of fiduciary duty by us and our then present directors in connection with the pricing of our 2004 rights offering. Plaintiff filed an amended complaint on January 15, 2008, and we filed a motion to dismiss in early February 2008 and filed the brief in support of such motion on April 29, 2008. The court held a hearing on October 3, 2008, ultimately deciding to allow the plaintiff to file a second amended complaint. Plaintiff filed its second amended complaint December 22, 2008, which sets forth class action and derivative claim allegations that our then present directors breached their fiduciary duty in connection with the pricing of the 2004 rights offering. The defendants filed their motion to dismiss on January 19, 2009 and their brief in support of such motion on February 20, 2009. Briefing by the parties concluded April 6, 2009, oral arguments on the motion were heard by the court on April 22, 2009 and the court’s ruling on the defendants’ motion to dismiss is pending.

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

ITEM 1A.	RISK FACTORS.

See risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	Not Applicable.

(c)	We do not have a share repurchase program, and during the three months ended March 31, 2009, we did not purchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 12, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

4.2	Form of Warrant Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

4.3	Registration Rights Agreement, dated as of February 23, 2005, by and among the Company, Southpoint Fund LP, a Delaware limited partnership, Southpoint Qualified Fund LP, a Delaware limited partnership and Southpoint Offshore Operating Fund, LP, a Cayman Islands exempted limited partnership (incorporated by reference to Exhibit 10.7 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2005).

4.4	Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.3 of Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on November 11, 2005).

4.5	Amendment No. 1, dated February 14, 2006, to the Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.15 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2006).

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description
32.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009	GULFPORT ENERGY CORPORATION

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