Form 10-Q
period 2010-03-31
GULFPORT ENERGY CORP
filed 2010-05-07
CIK 874499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

As of May 1, 2010, 42,711,122 shares of common stock were outstanding.

GULFPORT ENERGY CORPORATION

i

GULFPORT ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$711,000	$1,724,000
Accounts receivable - oil and gas	10,974,000	9,492,000
Accounts receivable - related parties	104,000	136,000
Prepaid expenses and other current assets	1,608,000	2,047,000

Total current assets	13,397,000	13,399,000

Property and equipment:
Oil and natural gas properties, full-cost accounting, $18,598,000 and $17,521,000 excluded from amortization in 2010 and 2009, respectively	643,984,000	628,849,000
Other property and equipment	7,286,000	7,182,000
Accumulated depletion, depreciation, amortization and impairment	(481,840,000)	(473,915,000)

Property and equipment, net	169,430,000	162,116,000

Other assets
Equity investments	32,819,000	32,006,000
Note receivable - related party	17,146,000	15,920,000
Other assets	3,364,000	3,370,000

Total other assets	53,329,000	51,296,000

Deferred tax asset	533,000	533,000

Total assets	$236,689,000	$227,344,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$21,326,000	$20,977,000
Asset retirement obligation - current	635,000	635,000
Short-term derivative instruments	14,959,000	18,735,000
Current maturities of long-term debt	824,000	2,842,000

Total current liabilities	37,744,000	43,189,000

Asset retirement obligation - long-term	9,342,000	9,518,000
Long-term debt, net of current maturities	49,381,000	49,586,000

Total liabilities	96,467,000	102,293,000

Commitments and contingencies (Note 12)

Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—

Stockholders’ equity:
Common stock - $.01 par value, 100,000,000 authorized, 42,710,543 issued and outstanding in 2010 and 42,696,409 in 2009	427,000	427,000
Paid-in capital	274,026,000	273,901,000
Accumulated other comprehensive income (loss)	(12,974,000)	(18,039,000)
Retained earnings (accumulated deficit)	(121,257,000)	(131,238,000)

Total stockholders’ equity	140,222,000	125,051,000

Total liabilities and stockholders’ equity	$236,689,000	$227,344,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Oil and condensate sales	$26,260,000	$17,025,000
Gas sales	438,000	383,000
Natural gas liquids sales	648,000	452,000
Other income (expense)	9,000	(76,000)

	27,355,000	17,784,000

Costs and expenses:
Lease operating expenses	4,176,000	4,987,000
Production taxes	3,192,000	1,885,000
Depreciation, depletion, and amortization	7,925,000	7,420,000
General and administrative	1,382,000	1,136,000
Accretion expense	154,000	142,000

	16,829,000	15,570,000

INCOME FROM OPERATIONS:	10,526,000	2,214,000

OTHER (INCOME) EXPENSE:
Interest expense	718,000	633,000
Insurance proceeds	—	(1,050,000)
Interest income	(173,000)	(102,000)

	545,000	(519,000)

INCOME BEFORE INCOME TAXES	9,981,000	2,733,000

INCOME TAX EXPENSE:	—	—

NET INCOME	$9,981,000	$2,733,000

NET INCOME PER COMMON SHARE:

Basic	$0.23	$0.06

Diluted	$0.23	$0.06

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balance at January 1, 2010	42,696,409	$427,000	$273,901,000	$(18,039,000)	$(131,238,000)	$125,051,000
Net income	—	—	—	—	9,981,000	9,981,000
Other Comprehensive Income:
Foreign currency translation adjustment	—	—	—	1,289,000	—	1,289,000
Change in fair value of derivative instruments	—	—	—	(1,408,000)	—	(1,408,000)
Reclassification of settled contracts	—	—	—	5,184,000	—	5,184,000

Total Comprehensive Income						15,046,000
Stock Compensation	—	—	125,000	—	—	125,000
Issuance of Restricted Stock	14,134	—	—	—	—	—

Balance at March 31, 2010	42,710,543	$427,000	$274,026,000	$(12,974,000)	$(121,257,000)	$140,222,000

Balance at January 1, 2009	42,639,201	$426,000	$273,343,000	$(4,803,000)	$(154,865,000)	$114,101,000
Net income	—	—	—	—	2,733,000	2,733,000
Other Comprehensive Income:
Foreign currency translation adjustment	—	—	—	(904,000)	—	(904,000)
Change in fair value of derivative instruments				3,589,000		3,589,000
Reclassification of settled contracts				(1,543,000)		(1,543,000)

Total Comprehensive Income						3,875,000
Stock Compensation	—	—	175,000	—	—	175,000
Issuance of Restricted Stock	14,072	—	—	—	—	—
Issuance of Common Stock through exercise of options	1,750	—	3,000	—	—	3,000

Balance at March 31, 2009	42,655,023	$426,000	$273,521,000	$(3,661,000)	$(152,132,000)	$118,154,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$9,981,000	$2,733,000
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount - Asset Retirement Obligation	154,000	142,000
Depletion, depreciation and amortization	7,925,000	7,420,000
Stock-based compensation expense	75,000	105,000
Loss from equity investments	24,000	116,000
Interest income - note receivable	(172,000)	(98,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,482,000)	4,630,000
Decrease (increase) in accounts receivable - related party	32,000	(19,000)
Decrease in prepaid expenses	439,000	251,000
(Decrease) in accounts payable and accrued liabilities	(1,279,000)	(1,448,000)
Settlements of asset retirement obligation	(730,000)	—

Net cash provided by operating activities	14,967,000	13,832,000

Cash flows from investing activities:
Additions to other property, plant and equipment	(104,000)	(11,000)
Additions to oil and gas properties	(13,051,000)	(12,357,000)
Note receivable - related party	(558,000)	(413,000)
Investment in Tatex Thailand II, LLC	—	40,000
Investment in Tatex Thailand III, LLC	(44,000)	(365,000)

Net cash used in investing activities	(13,757,000)	(13,106,000)

Cash flows from financing activities:
Principal payments on borrowings	(2,223,000)	(5,702,000)
Proceeds from issuance of common stock and exercise of stock options	—	3,000

Net cash used by financing activities	(2,223,000)	(5,699,000)

Net increase (decrease) in cash and cash equivalents	(1,013,000)	(4,973,000)

Cash and cash equivalents at beginning of period	1,724,000	5,944,000

Cash and cash equivalents at end of period	$711,000	$971,000

Supplemental disclosure of cash flow information:
Interest payments	$557,000	$593,000

Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$50,000	$70,000

Asset retirement obligation capitalized	$400,000	$10,000

Foreign currency translation gain (loss) on investment in Grizzly Oil Sands ULC	$793,000	$(634,000)

Foreign currency translation gain (loss) on note receivable - related party	$496,000	$(271,000)

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These consolidated financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company’s most recent annual report on Form 10-K. Results for the three month period ended March 31, 2010 are not necessarily indicative of the results expected for the full year.

1.	ACCOUNTS RECEIVABLE – RELATED PARTY

Included in the accompanying March 31, 2010 and December 31, 2009 consolidated balance sheets are amounts receivable from affiliates of the Company. These receivables represent amounts billed by the Company for general and administrative functions, such as accounting, human resources, legal and technical support, performed by Gulfport’s personnel on behalf of the affiliates. These services are solely administrative in nature and for entities in which the Company has no property interests. The amounts reimbursed to the Company for these services are for the purpose of Gulfport recovering costs associated with the services and do not include the assessment of any fees or other amounts beyond the estimated costs of performing such services. At March 31, 2010 and December 31, 2009, these receivable amounts totaled $104,000 and $136,000, respectively. The Company was reimbursed $248,000 for the three months ended March 31, 2009 for general and administrative functions which are reflected as a reduction of general and administrative expenses in the consolidated statements of operations and include the amounts under service contracts discussed below. No amounts were reimbursed for general and administrative functions for the three months ended March 31, 2010.

The Company is a party to an administrative service agreement with Great White Energy Services LLC. Under this agreement, the Company’s services include accounting, human resources, legal and technical support. The services provided and the fees for such services can be amended by mutual agreement of the parties. The administrative service agreement has a three-year term, and upon expiration of that term such agreement will continue on a month-to-month basis until cancelled by either party to such agreement with at least 30 days prior written notice. The administrative service agreement is terminable (1) by the counterparty at any time with at least 30 days prior written notice to the Company and (2) by either party if the other party is in material breach and such breach has not been cured within 30 days of receipt of written notice of such breach.

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

The Company was reimbursed the following amounts by the specified entities in consideration for its administrative services for the three months ended March 31, 2010 and 2009. These amounts are reflected as a reduction of general and administrative expenses in the consolidated statements of operations. Wexford Capital LP (“Wexford”) controls and/or owns a greater than 10% interest in each of these entities. Affiliates of Wexford own approximately 36% of Gulfport’s outstanding common stock.

Agreement Effective Date	Entity	March 31,
		2010	2009
7/22/2006	Great White Energy Services LLC	$—	$19,000
3/1/2008	Stampede Farms LLC	—	—
3/1/2008	Grizzly Oil Sands ULC	—	12,000
3/1/2008	Everest Operations Management LLC	—	215,000
3/1/2008	Tatex Thailand III, LLC	—	—

For the period ended March 31, 2009, the Company was also reimbursed approximately $2,000 and $1,000 by Stampede Farms LLC and Everest Operations Management LLC, respectively, for office space under the administrative service agreements, which is included in other income (expense) in the consolidated statements of operations. No amounts were reimbursed for office space in the period ended March 31, 2010.

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

The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009

Oil and natural gas properties	$643,984,000	$628,849,000
Office furniture and fixtures	3,100,000	2,996,000
Building	3,926,000	3,926,000
Land	260,000	260,000

Total property and equipment	651,270,000	636,031,000

Accumulated depletion, depreciation, amortization and impairment	(481,840,000)	(473,915,000)

Property and equipment, net	$169,430,000	$162,116,000

Included in oil and gas properties at March 31, 2010 is the cumulative capitalization of $14,954,000 in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $945,000 and $777,000 for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, approximately $2,412,000 of oil and gas properties related to the Company’s Belize properties is excluded from amortization as they relate to non-producing properties. In addition, approximately $14,832,000 of non-producing leasehold costs resulting from the Company’s acquisition of West Texas Permian properties and $365,000 of non-producing leasehold costs related to the Company’s Bakken properties are excluded from amortization at March 31, 2010. Approximately $989,000 of non-producing leasehold costs related to the Company’s Southern Louisiana assets is also excluded from amortization at March 31, 2010.

The Company evaluates the costs excluded from its amortization calculation at least annually. Subject to industry conditions and the level of the Company’s activities, the inclusion of most of the above referenced costs into the Company’s amortization calculation is expected to occur within three to five years.

A reconciliation of the asset retirement obligation for the three months ended March 31, 2010 and 2009 is as follows:

	March 31, 2010	March 31, 2009

Asset retirement obligation, beginning of period	$10,153,000	$9,269,000
Liabilities incurred	400,000	10,000
Liabilities settled	(730,000)	—
Accretion expense	154,000	142,000

Asset retirement obligation as of end of period	9,977,000	9,421,000

Less current portion	635,000	635,000

Asset retirement obligation, long-term	$9,342,000	$8,786,000

3.	EQUITY INVESTMENTS

Investments accounted for by the equity method consist of the following as of March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009

Investment in Tatex Thailand II, LLC	$2,484,000	$2,485,000
Investment in Tatex Thailand III, LLC	4,474,000	4,482,000
Investment in Grizzly Oil Sands ULC	25,861,000	25,039,000

	$32,819,000	$32,006,000

Tatex Thailand II, LLC

During 2005, the Company purchased a 23.5% ownership interest in Tatex Thailand II, LLC (“Tatex”) at a cost of $2,400,000. The remaining interests in Tatex are owned by entities controlled by Wexford. Tatex, a non-public entity, holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering three million acres which includes the Phu Horm Field. At March 31, 2010, Gulfport’s net investment in Tatex was $2,484,000. The loss on equity investment related to Tatex was immaterial for the three months ended March 31, 2010 and 2009.

Tatex Thailand III, LLC

During the first quarter of 2008, the Company purchased a 5% ownership interest in Tatex Thailand III, LLC (“Tatex III”) at a cost of $850,000. In December 2009, the Company purchased an additional approximately 12.9% ownership interest at a cost of approximately $3,385,000 bringing its total ownership interest to approximately 17.9%. Approximately 68.7% of the remaining interests in Tatex III are owned by entities controlled by Wexford. During the three months ended March 31, 2010, Gulfport paid $44,000 in cash calls, bringing its total investment in Tatex III (including previous investments) to $4,474,000. The Company recognized a loss on equity investment of $52,000 and $7,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in other income (expense) in the consolidated statements of operations.

Grizzly Oil Sands ULC

During the third quarter of 2006, the Company, through its wholly owned subsidiary Grizzly Holdings Inc., purchased a 24.9999% interest in Grizzly Oils Sands ULC (“Grizzly”), a Canadian unlimited liability company, for approximately $8.2 million. The remaining interests in Grizzly are owned by entities controlled by Wexford. During 2006 and 2007, Grizzly acquired leases in the Athabasca region located in the Alberta Province near Fort McMurray near other oil sands development projects. Grizzly has drilled core holes to evaluate the feasibility of oil production in five separate lease blocks. In 2010, Grizzly filed an application for construction of an 11,300 barrel per day oil sand project. As of March 31, 2010, Gulfport’s net investment in Grizzly was $25,861,000. Grizzly’s functional currency is the Canadian dollar. The Company’s investment in Grizzly was increased by $793,000 as a result of a currency translation gain for the three months ended March 31, 2010 and decreased by $634,000 as a result of a currency translation loss for the three months ended March 31, 2009. The Company recognized a gain on equity investment of $29,000 for the three months ended March 31, 2010 and a loss on equity investment of $109,000 for the three months ended March 31, 2009, which is included in other income (expense) in the consolidated statements of operations.

The Company, through its wholly owned subsidiary Grizzly Holdings Inc., entered into a loan agreement with Grizzly effective January 1, 2008, under which Grizzly may borrow funds from the Company. Borrowed funds bear interest at LIBOR plus 400 basis points. Interest is paid on a paid-in-kind basis by increasing the outstanding balance of the loan. The loan matures on December 31, 2012. The Company loaned Grizzly approximately $558,000 during the three months ended March 31, 2010. The Company recognized interest income of approximately $172,000 and $98,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in interest income in the consolidated statements of operations. The note balance was increased by approximately $496,000 as a result of a currency translation gain for the three months ended March 31, 2010. The total $17,146,000 due from Grizzly is included in note receivable – related party on the accompanying consolidated balance sheets.

4.	OTHER ASSETS

Other assets consist of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Plugging and abandonment escrow account on the WCBB properties (Note 12)	$3,136,000	$3,136,000
Certificates of deposit securing letter of credit	200,000	200,000
Prepaid drilling costs	24,000	30,000
Deposits	4,000	4,000

	$3,364,000	$3,370,000

5.	LONG-TERM DEBT

A breakdown of long-term debt as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009

Reducing credit agreement (1)	$45,000,000	$45,000,000
Term loans (1)	2,706,000	4,903,000
Building loans (2)	2,499,000	2,525,000
Less: current maturities of long term debt	(824,000)	(2,842,000)

Debt reflected as long term	$49,381,000	$49,586,000

Maturities of long-term debt as of March 31, 2010 are as follows:

2011	$824,000
2012	48,104,000
2013	714,000
2014	563,000
2015	—
Thereafter	—

Total	$50,205,000

(1)	On March 11, 2005, Gulfport entered into a three-year secured reducing credit agreement, as amended, with Bank of America, N.A. providing for a revolving credit facility. Borrowings under the revolving credit facility are subject to a borrowing base limitation, which was initially set at $18.0 million, subject to adjustment. On November 1, 2005, the amount available under the borrowing base limitation was increased to $23.0 million and was redetermined without change on May 30, 2006. On December 19, 2006, the amount available under the borrowing base limitation was increased to $30.0 million. Effective July 19, 2007, the credit facility was increased to $150.0 million and the amount available under the borrowing base limitation was increased to $60.0 million.

In connection with the Company’s acquisition of strategic assets in West Texas in the Permian Basin, the borrowing base under the revolving credit facility was increased from $60.0 million to $90.0 million, effective as of December 20, 2007. In addition, the maturity date was extended from March 31, 2009 to March 31, 2010. On August 31, 2009, the lender completed its periodic redetermination of the Company’s borrowing base giving consideration to year-end 2008 and mid-year 2009 reserve information and then current bank pricing decks, among other factors. As a result of this redetermination, the Company’s available borrowing base was reset at $45.0 million, primarily in response to significant declines in commodity prices. The Company’s outstanding principal balance at the effective time of this redetermination was approximately $59.0 million. The approximately $14.0 million of outstanding borrowings under the credit facility in excess of the new borrowing base was converted into a term loan as of August 31, 2009. An initial $2.0 million payment was made on the term loan at that time and the Company agreed to make additional monthly payments of $1.0 million commencing on September 30, 2009, with all unpaid amounts due on March 31, 2010. The Company paid the outstanding balance of the term loan in full in February 2010.

Outstanding borrowings under the term loan accrued interest at the Eurodollar rate (as defined in the credit agreement) plus 4.0% or, at the option of the Company, at the base rate (which was the highest of the lender’s prime rate, the Federal funds rate plus half of 1%, and the one-month Eurodollar rate plus 1%) plus 3%. Effective August 31, 2009, the Company also agreed to an adjustment in the commitment fees, interest rates for revolving loans and fees for letters of credit under the credit facility. Specifically, the Company agreed to pay (a) commitment fees ranging from 0.5% to 0.625% (an increase from 0.15% to 0.25%), (b) margin interest rates ranging from 2.75% to 3.50% for Eurodollar loans (an increase from 1.25% to 2.0%), (c) margin interest rates ranging from 1.75% to 2.5% for base rate loans (an increase from 1.25% to 2.0%), and (d) letter of credit fees at the margin interest rates for Eurodollar loans, in each case based on the Company’s utilization percentage. In addition, the Company agreed to limitations on certain dispositions and investments and to mandatory prepayments of the loans from the net cash proceeds of specified asset sales and other events.

Effective December 31, 2009, the Company entered into the amended and restated credit agreement with Bank of America, N.A., as administrative agent, and the other lenders from time to time party thereto. The restated credit agreement amended and restated the Company’s original 2005 credit agreement primarily to reflect the subsequent amendments thereto and to extend the maturity date of the revolving loan under the original 2005 credit agreement with Bank of America, N.A. from March 31, 2010 to April 1, 2011. The restated credit agreement did not alter the March 31, 2010 maturity date of the term loan outstanding under the original 2005 credit agreement. The obligations under the restated credit agreement are guaranteed by the Company’s subsidiaries.

The Company’s obligations under the credit facility are collateralized by a lien on substantially all of the Company’s Louisiana and West Texas assets. The restated credit agreement contains certain affirmative and negative covenants, including, but not limited to the following financial covenants: (a) the ratio of funded debt to EBITDAX (net income before deductions for taxes, excluding unrealized gains and losses related to trading securities and commodity hedges, plus depreciation, depletion, amortization and interest expense, plus exploration costs deducted in determining net income under full cost accounting) for a twelve-month period may not be greater than 2.00 to 1.00; and (b) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. The Company was in compliance with all covenants at March 31, 2010. The Company has also agreed with the lenders that it will maintain liquidity in an amount of $1.0 million as of May 31, 2010 and increasing by $1.0 million per month to $5.0 million by September 30, 2010 in the form of cash and/or available borrowings under the credit agreement. As it has historically, the Company continues to make all interest payments on time.

As of March 31, 2010, approximately $45.0 million was outstanding under the revolving credit facility, which is included in long-term debt, net of current maturities on the accompanying consolidated balance sheet. Amounts borrowed under the credit facility bear interest at the Eurodollar rate plus 3.50% (3.75% at March 31, 2010).

On July 10, 2006, Gulfport entered into a $5 million term loan agreement with Bank of America, N.A. related to the purchase of new gas compressor units. The loan began amortizing quarterly on March 31, 2007 on a straight-line basis over seven years based on the outstanding principal balance at December 31, 2006. The Company makes quarterly principal payments of approximately $176,000. Amounts borrowed bear interest at Bank of America Prime (3.25% at March 31, 2010). The Company makes quarterly interest payments on amounts borrowed under the agreement. The Company’s obligations under the agreement are collateralized by a lien on the compressor units. As of March 31, 2010, approximately $2.7 million was outstanding under this agreement, of which $714,000 and $2.0 million are included in current maturities of long-term debt and long-term debt, net of current maturities, respectively, on the accompanying consolidated balance sheet.

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

Restricted Stock

On March 8, 2010, the Company granted 66,667 shares of restricted common stock of the Company at a fair value of approximately $662,000. The shares vest over twelve substantially equal quarterly installments beginning on March 18, 2010. All shares of restricted common stock of the Company were granted under the Amended and Restated 2005 Stock Incentive Plan.

7.	STOCK-BASED COMPENSATION

During the three months ended March 31, 2010 and 2009, the Company’s stock-based compensation expense was $125,000 and $175,000, respectively, of which the Company capitalized $50,000 and $70,000, respectively, relating to its exploration and development efforts, which reduced basic and diluted earnings per share by $0.00 and $0.00 each for the three months ended March 31, 2010 and 2009, respectively. Options and restricted common stock are reported as share based payments and their fair value is amortized to expense using the straight-line method over the vesting period. The shares of stock issued once the options are exercised will be from authorized but unissued common stock.

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

No stock options were issued during the three months ended March 31, 2010 and 2009.

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

A summary of the status of stock options and related activity for the three months ended March 31, 2010 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	508,630	$7.14	5.38	$2,192,000

Granted	—	—
Exercised	—	—
Forfeited/expired	—	—

Options outstanding at March 31, 2010	508,630	$7.14	5.13	$2,085,000

Options exercisable at March 31, 2010	508,630	$7.14	5.13	$2,085,000

Unrecognized compensation expense as of March 31, 2010 related to outstanding stock options and restricted shares was $914,000. The expense is expected to be recognized over a weighted average period of 1.51 years.

The following table summarizes information about the stock options outstanding at March 31, 2010:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (in years)	Number Exercisable

$2.00	11,500	0.46	11,500
$3.36	232,241	4.81	232,241
$9.07	64,889	5.44	64,889
$11.20	200,000	5.67	200,000

	508,630		508,630

The following table summarizes restricted stock activity for the three months ended March 31, 2010:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value

Unvested shares as of December 31, 2009	60,244	$6.01
Granted	66,667	9.93
Vested	(14,134)	7.79
Forfeited	—	—

Unvested shares as of March 31, 2010	112,777	$8.11

8.	EARNINGS PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	For the Three Months Ended March 31,
	2010			2009
	Income	Shares	Per Share	Income	Shares	Per Share

Basic:
Net income	$9,981,000	42,699,116	$0.23	$2,733,000	42,645,877	$0.06

Effect of dilutive securities:
Stock options and awards	—	419,094		—	311,914

Diluted:
Net income	$9,981,000	43,118,210	$0.23	$2,733,000	42,957,791	$0.06

Options to purchase 200,000 shares at $11.20 per share were excluded from the calculation of dilutive earnings per share for the three months ended March 31, 2010 because they were anti-dilutive. Options to purchase 234,241 shares at $3.36 per share, 64,889 shares at $9.07 per share, and 200,000 shares at $11.20 per share were excluded from the calculation of dilutive earnings per share for the three months ended March 31, 2009 because they were anti-dilutive.

9.	OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009

Net income	$9,981,000	$2,733,000

Other comprehensive income (loss):
Change in fair value of derivative instruments	5,184,000	3,589,000
Reclassification of settled contracts	(1,408,000)	(1,543,000)
Foreign currency translation adjustment	1,289,000	(904,000)

Total comprehensive income	$15,046,000	$3,875,000

10.	NEW ACCOUNTING STANDARDS

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which provides amendments to FASB ASC Topic 820, “Fair Value Measurements and Disclosure” (“FASB ASC 820”). FASB ASC 820 requires additional disclosures about (a) the different classes of assets and liabilities measured at fair value, (b) the valuation techniques and inputs used, (c) the activity in Level 3 fair value measurements, and (d) significant transfers between Levels 1, 2 and 3. The updated guidance is effective for annual and interim periods beginning after December 15, 2009. The Company adopted FASB ASC 820 effective January 1, 2010. The adoption did not have a material impact on the Company’s consolidated financial statements.

11.	OPERATING LEASES

In October 2006, the Company began leasing the Louisiana building that it owns to an unrelated party. The cost of the building totaled approximately $217,000 and accumulated depreciation amounted to approximately $91,000 as of March 31, 2010. The lease commenced on October 15, 2006 and was extended to expire on October 14, 2010, with equal monthly installments of $10,500. The future minimum lease payments to be received are as follows:

Fiscal year ending December 31, 2010	$68,000

12.	COMMITMENTS AND CONTINGENCIES

Plugging and Abandonment Funds

In connection with the acquisition in 1997 of the remaining 50% interest in the WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company can access the trust for use in plugging and abandonment charges associated with the property. As of March 31, 2010, the plugging and abandonment trust totaled approximately $3,136,000. At March 31, 2010, the Company has plugged 293 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.

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

In November 2006, Cudd Pressure Control, Inc. (“Cudd”) filed a lawsuit against Gulfport, Great White Pressure Control LLC (“Great White”) and six former Cudd employees in the 129th Judicial District Harris County, Texas. The lawsuit was subsequently removed to the United States District Court for the Southern District of Texas (Houston Division). The lawsuit alleged RICO violations and several other causes of action relating to Great White’s employment of the former Cudd employees and sought unspecified monetary damages and injunctive relief. On stipulation by the parties, the plaintiff’s RICO claim was dismissed without prejudice by order of the court on February 14, 2007. Gulfport filed a motion for summary judgment on October 5, 2007. The court entered a final interlocutory judgment in favor of all defendants, including Gulfport, on April 8, 2008. On November 3, 2008, Cudd filed its appeal with the U.S. Court of Appeals for the Fifth Circuit. The Fifth Circuit vacated the district court decision finding, among other things, that the district court should not have entered summary judgment without first allowing more discovery. The case was remanded to the district court, and Cudd filed a motion to remand the case to the original state court, which motion was granted. On February 3, 2010, Cudd filed its second amended petition with the state court (a) alleging that Gulfport conspired with the other defendants to misappropriate, and misappropriated, Cudd’s trade secrets and caused its employees to breach their fiduciary duties, and (b) seeking unspecified monetary damages. On April 13, 2010, Gulfport’s motion to be dismissed from the proceeding for lack of personal jurisdiction was denied. This state court proceeding is in its initial stages.

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

13.	INSURANCE PROCEEDS

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

14.	HEDGING ACTIVITIES

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

At March 31, 2010, the fair value of derivative assets and liabilities related to the forward sales contracts is as follows:

Short-term derivative instruments – liability	$14,959,000

All forward sales contracts have been executed in connection with the Company’s oil price hedging program. For forward sales contracts qualifying as cash flow hedges pursuant to FASB ASC 815, the realized contract price is included in oil sales in the period for which the underlying production was hedged.

For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. The Company did not recognize into earnings any amount related to hedge ineffectiveness for the three months ended March 31, 2010 and 2009 as the hedges were deemed to be perfectly effective.

During the first quarter of 2009, the Company entered into forward sales contracts with the purchaser of the Company’s WCBB oil. The Company receives the fixed price amount stated in the contract. At March 31, 2010, the Company had the following forward sales contracts in place:

	Daily Volume (Bbls/day)	Weighted Average Price
March - December 2010	2,300	$58.24

15.	FAIR VALUE MEASUREMENTS

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

Level 3 – Significant inputs to the valuation model are unobservable.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes the Company’s financial and nonfinancial assets and liabilities by FASB ASC 820 valuation level as of March 31, 2010:

	Level 1	Level 2	Level 3
Assets:
Forward sales contracts	$—	$—	$—
Liabilities:
Forward sales contracts	$—	$14,959,000	$—

The estimated fair value of the Company’s forward sales contracts was based upon forward commodity prices based on quoted market prices, adjusted for differentials.

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 2 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the three months ended March 31, 2010 were approximately $400,000.

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

First Quarter 2010 Operational Highlights

•	Oil and natural gas revenues increased 53% to $27.3 million for the three months ended March 31, 2010 from $17.9 million for the three months ended March 31, 2009.

•	Net income increased 265% to $10.0 million for the three months ended March 31, 2010 from $2.7 million for the three months ended March 31, 2009.

•	Production increased 3% to 444,000 barrels of oil equivalent, or BOE, for the three months ended March 31, 2010 from 431,000 BOE for the three months ended March 31, 2009. `

•	During the three months ended March 31, 2010, we drilled seven wells and recompleted 20 wells.

•	We purchased approximately 1,600 additional acres in the Permian Basin.

2010 Production and Drilling Activity

During the three months ended March 31, 2010, our total net production was 416,000 barrels of oil, 85,000 thousand cubic feet of gas, or Mcf, and 608,000 gallons of liquids, for a total 444,000 BOE, compared to 400,000 barrels of oil, 79,000 Mcf of gas, and 723,000 gallons of liquids, or 431,000 BOE, for the three months ended March 31, 2009. Our total net production averaged approximately 4,936 BOE per day during the three months ended March 31, 2010 as compared to 4,784 BOE per day during the same period in 2009. The 3% percent increase in production is primarily related to the June 1, 2009 commencement of drilling activities in our WCBB field partially reduced by the sale of production in the Bakken in the second and third quarters of 2009.

WCBB. From January 1, 2010 through April 30, 2010, we recompleted 26 wells and drilled six wells, with five completed as producers and one currently drilling. We currently intend to recomplete a total of approximately 40 existing wells during 2010 and drill 19 to 21 new wells during 2010.

Aggregate net production from the WCBB field during the three months ended March 31, 2010 was 302,800 BOE, or 3,364 BOE per day, 99% of which was from oil. During April 2010, our average daily net production at WCBB was approximately 3,395 BOE, 93% of which was from oil and 7% which was from natural gas. The slight increase in April 2010 production was primarily due to the commencement of our 2010 drilling program on March 1, 2010 and the drilling and completion of five WCBB wells since that date.

East Hackberry Field. From January 1, 2010 through April 30, 2010, we recompleted three existing wells and drilled two wells, both of which are awaiting completion. Currently, we are drilling our third well. During, 2009, we entered into a two year exploration agreement with an active gulf coast operator covering approximately 3,058 net acres adjacent to our field. We are the designated operator under the agreement and will participate in proposed wells with at least a 70% working interest. We have licensed approximately 54 square miles of 3-D seismic data covering a portion of the area and are reprocessing the data.

Aggregate net production from the East Hackberry field during the three months ended March 31, 2010 was approximately 79,900 BOE, or 888 BOE per day, 96% of which was from oil and 4% of which was from natural gas. During April 2010, our average daily net production at East Hackberry was approximately 730 BOE, 94% of which was from oil and 6% of which was from natural gas. The decrease in April 2010 production was due to natural production declines.

West Hackberry Field. Aggregate net production from the West Hackberry field during the three months ended March 31, 2010 was approximately 3,600 BOE, or 40 BOE per day. During April 2010, our average daily net production at West Hackberry was approximately 36 BOE, 100% of which was from oil.

West Texas. On December 20, 2007, we completed the acquisition of approximately 4,100 net acres and 32 producing wells in West Texas in the Permian Basin for approximately $83.8 million, with an effective date of November 1, 2007. Subsequently, we have acquired approximately 6,500 additional net acres, bringing our total acreage position to 10,612 net acres. Five gross (2.5 net) wells were drilled on this acreage in 2010, one of which is currently drilling. We currently anticipate 19 to 21 additional gross (9.5 to 10.5 net) wells will be drilled during 2010. In addition, we expect that ten gross (five net) wells will be recompleted on this acreage during 2010.

Aggregate net production from the Permian field during the three months ended March 31, 2010 was approximately 49,100 BOE, or 546 BOE per day. During April 2010, average daily net production at Permian was approximately 616 BOE, of which approximately 54% was oil, 28% was natural gas liquids and 18% was natural gas. The increase in April 2010 production was due to the completion of three 2009 wells and the completion of one additional well during April 2010.

Bakken. During May 2009, we sold approximately 12,270 net acres and approximately 190 net BOEPD of production for approximately $13.0 million, with an effective date of April 1, 2009. During September 2009, we sold approximately 5,721 net acres for $5.8 million with an effective date of July 1, 2009. As of April 30, 2010, we hold approximately 900 net acres, interests in four wells and an overriding royalty interest in certain wells that might be drilled in the future.

Aggregate net production from the Bakken play during the three months ended March 31, 2010 was approximately 8,700 BOE, or 97 BOE per day. During April 2010, average daily net production in Bakken was approximately 56 BOE. This decrease in production was primarily the result of normal production declines.

Grizzly. During the third quarter of 2006, we, through our wholly owned subsidiary Grizzly Holdings Inc., purchased a 24.9999% interest in Grizzly Oil Sands ULC, or Grizzly. The remaining interests in Grizzly are owned by entities controlled by Wexford Capital LP, or Wexford. During 2006 and 2007, Grizzly acquired leases in the Athabasca region located in the Alberta Province near Fort McMurray near other oil sands development projects. Grizzly has approximately 527,000 acres under lease and our net investment in Grizzly was $25.9 million at March 31, 2010. In addition, we have loaned Grizzly $17.1 million including interest and net of foreign currency adjustments as of March 31, 2010. During the 2006/2007, 2007/2008 and 2008/2009 winter delineation drilling seasons, Grizzly drilled an aggregate of 131 core holes and one water supply test well, tested five separate lease blocks and conducted a seismic program. Grizzly recently filed applications for the development of an 11,300 barrel per day oil sand project at Algar Lake. Grizzly expects regulatory approval within 12 to 18 months of application submission, followed by an anticipated construction period of 18 months leading to first production. Grizzly is currently integrating recently released core data from offset operators into its geological models, analyzing the results and planning its 2010/2011 drilling program.

Thailand. During 2005, we purchased a 23.5% ownership interest in Tatex Thailand II, LLC, or Tatex, at a cost of $2.4 million. The remaining interests in Tatex are owned by entities controlled by Wexford. Tatex, a privately held entity, holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC, or APICO, an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering three million acres which includes the Phu Horm Field. As of March 31, 2010, our net investment in Tatex was $2.5 million. Our investment is accounted for on the equity method. Tatex accounts for its investment in APICO using the cost method. In December 2006, first gas sales were achieved at the Phu Horm field located in northeast Thailand. Phu Horm’s initial gross production was approximately 60 million cubic feet, or MMcf, per day. Gross production during the first quarter 2010 was approximately 86 MMcf and 445 Bbls of oil per day. Hess Corporation operates the field with a 35% interest. Other interest owners include APICO (35% interest), PTTEP (20% interest) and ExxonMobil (10% interest). Our gross working interest (through Tatex as a member of APICO) in the Phu Horm field is 0.7%. Estimated proved reserves from the Phu

Horm field as of December 31, 2008, net to our interest, are 2.739 BCF of gas. Since our ownership in the Phu Horm field is indirect and Tatex’s investment in APICO is accounted for by the cost method, these reserves are not included in our year-end reserve information.

During the first quarter of 2008, we purchased a 5% ownership interest in Tatex Thailand III, LLC, or Tatex III, at a cost of $850,000. In December 2009, we purchased an additional approximately 12.9% ownership interest at a cost of approximately $3.4 million bringing our total ownership interest to approximately 17.9%. Approximately 68.7% of the remaining interests in Tatex III are owned by entities controlled by Wexford. Affiliates of Wexford own approximately 36% of our outstanding common stock. Tatex III owns a concession covering one million acres. The operator recently completed a 3-D seismic survey on this concession. During the three months ended March 31, 2010, we paid $44,000 in cash calls bringing our total investment in Tatex III to $4.5 million.

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

Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Net capitalized costs are limited to the estimated future net revenues, after income taxes, discounted at 10% per year, from proven oil and natural gas reserves and the cost of the properties not subject to amortization. Such capitalized costs, including the estimated future development costs and site remediation costs, if any, are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled $18.6 million at March 31, 2010 and $17.5 million at December 31, 2009. These costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.

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

Oil and Gas Reserve Quantities. Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analysis demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Netherland, Sewell & Associates, Inc., Pinnacle Energy Services, LLC and to a lesser extent our personnel have prepared reserve reports of our reserve estimates at December 31, 2009 on a well-by-well basis for our properties.

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

Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (a) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (b) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management’s opinion, it is more likely than not that some portion will not be realized. At March 31, 2010, a valuation allowance of $73.2 million had been provided for deferred tax assets based on the uncertainty of future taxable income.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2010 and 2009

We reported net income of $9,981,000 for the three months ended March 31, 2010, as compared to $2,733,000 for the three months ended March 31, 2009. This 265% increase in period-to-period net income was due primarily to a 48% increase in realized BOE prices to $61.56 from $41.48, a 3% increase in net production to 444,000 BOE and a 16% decrease in lease operating expenses, partially offset by a 22% increase in general and administrative expenses and a 69% increase in production taxes.

Oil and Gas Revenues. For the three months ended March 31, 2010, we reported oil and natural gas revenues of $27,346,000 as compared to oil and natural gas revenues of $17,860,000 during the same period in 2009. This $9,486,000, or 53%, increase in revenues is primarily attributable to a 48% increase in realized BOE prices to $61.56 from $41.48 and a 3% increase in net production to 444,000 BOE for the quarter ended March 31, 2010 from 431,000 BOE for the quarter ended March 31, 2009.

The following table summarizes our oil and natural gas production and related pricing for the three months ended March 31, 2010, as compared to such data for the three months ended March 31, 2009:

	Three Months Ended March 31,
	2010	2009
Oil production volumes (MBbls)	416	400
Gas production volumes (MMcf)	85	79
Liquid production volumes (gallons)	608	723
Oil Equivalents (Mboe)	444	431
Average oil price (per Bbl)	$63.18	$42.55
Average gas price (per Mcf)	$5.18	$4.83
Average liquids price (per gallon)	$1.07	$0.63
Oil equivalents (per Boe)	$61.56	$41.48

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes decreased to $4,176,000 for the three months ended March 31, 2010 from $4,987,000 for the same period in 2009. This decrease is mainly a result of a decrease in workovers, a decrease in the cost of salt water disposal, chemicals and supplies and a decrease in gas purchased for gas lift. In addition, the three months ended March 31, 2009 included $350,000 related to hurricane repairs compared to no hurricane repairs in the three months ended March 31, 2010.

Production Taxes. Production taxes increased to $3,192,000 for the three months ended March 31, 2010 from $1,885,000 for the same period in 2009. This increase was primarily related to a 53% increase in oil and gas revenues and a 48% increase in the average realized BOE price received.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $7,925,000 for the three months ended March 31, 2010, and consisted of $7,851,000 in depletion on oil and natural gas properties and $74,000 in depreciation of other property and equipment. This compares to total depreciation, depletion and amortization expense of $7,420,000 for the three months ended March 31, 2009. This increase was due to an increase in our full cost pool as a result of our capital activities and an increase in our production used to calculate our total DD&A expense.

General and Administrative Expenses. Net general and administrative expenses increased to $1,382,000 for the three months ended March 31, 2010 from $1,136,000 for the same period in 2009. This $246,000 increase was due primarily to an increase in franchise taxes partially offset by an increase in general and administrative overhead related to exploration and development activity capitalized to the full cost pool.

Accretion Expense. Accretion expense increased slightly to $154,000 for the three months ended March 31, 2010 from $142,000 for the same period in 2009.

Interest Expense. Interest expense increased to $718,000 for the three months ended March 31, 2010 from $633,000 for the same period in 2009 due to an increase in the amortization of loan fees associated with our amended and restated credit facility with Bank of America, partially offset by a decrease in average debt outstanding and lower interest rates on amounts borrowed under our facilities with Bank of America. Total debt outstanding under our facilities with Bank of America was $47.7 million as of March 31, 2010 and $62.4 million as of the same date in 2009. Total weighted debt outstanding under our facilities with Bank of America was $48.8 million for the three months ended March 31, 2010 and $63.9 million for the same period in 2009. As of March 31, 2010, amounts borrowed under our revolving credit facility and our term loan with Bank of America bore interest of 3.75% and 3.25%, respectively.

Income Taxes. As of March 31, 2010, we had a net operating loss carry forward of approximately $55.7 million, in addition to numerous temporary differences, which gave rise to a deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At March 31, 2010, a valuation allowance of $73.2 million had been provided for deferred tax assets, with the exception of $533,000 related to alternative minimum taxes. We had no income tax expenses for the three months ended March 31, 2010.

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

Net cash flow provided by operating activities was $14,967,000 for the three months ended March 31, 2010 as compared to net cash flow provided by operating activities of $13,832,000 for the same period in 2009. This increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 48% increase in net realized prices and a 3% increase in our net BOE production.

Net cash used in investing activities for the three months ended March 31, 2010 was $13,757,000 as compared to $13,106,000 for the same period in 2009. During the three months ended March 31, 2010, we spent $13,051,000 in additions to oil and natural gas properties, of which $182,000 was spent on our 2010 drilling and recompletion programs, $7,540,000 was spent on expenses attributable to the wells drilled during 2009, $2,158,000 was spent on our 2009 recompletions, $870,000 was spent on compressors and other facility enhancements, $136,000 was spent on plugging costs, $442,000 was spent on lease related costs and $416,000 was spent on tubulars, with the remainder attributable mainly to capitalized general and administrative expenses. In addition, $44,000 was spent on our investment in Tatex III and $558,000 was loaned to Grizzly during the three months ended March 31, 2010. During the three months ended March 31, 2010, we used cash from operations to fund our investing activities.

Net cash used by financing activities for the three months ended March 31, 2010 was $2,223,000 as compared to net cash used by financing activities of $5,699,000 for the same period in 2009. The 2010 amount used by financing activities is primarily attributable to principal payments of $2,197,000 on borrowings under our credit agreement with Bank of America. The 2009 amount used by financing activities is primarily attributable to principal payments on borrowings of $5,500,000 under our credit facility with Bank of America and $3,000 from the exercise of stock options.

Credit Facility. In March 2005, we entered into a three year secured revolving credit agreement, as amended, with Bank of America, N.A. providing for a revolving credit facility. Borrowings under the credit facility are subject to a borrowing base limitation, which was initially set at $18.0 million subject to adjustment. On November 1, 2005, the amount available under the borrowing base limitation was increased to $23.0 million and was redetermined without change on May 30, 2006. On December 19, 2006, the amount available under the borrowing base limitation was increased to $30.0 million. Effective July 19, 2007, the credit facility increased to $150.0 million and the amount available under the borrowing base limitation was increased to $60.0 million. In connection with our acquisition of strategic assets in West Texas in the Permian Basin, effective as of December 20, 2007, our borrowing base under the revolving credit facility increased from $60.0 million to $90.0. In addition, the maturity date was extended from March 31, 2009 to March 31, 2010. On August 31, 2009, the lender completed its periodic redetermination of our borrowing base giving consideration to our year-end 2008 and mid-year 2009 reserve information and then current bank pricing decks, among other factors. As a result of this redetermination, our available borrowing base was reset at $45.0 million, primarily in response to significant declines in commodity prices. Our outstanding principal balance at the effective time of this redetermination was approximately $59.0 million. The approximately $14.0 million of outstanding borrowings under our credit facility in excess of the new borrowing base was converted into a term loan as of August 31, 2009. An initial $2.0 million payment was made on the term loan at that time and we agreed to make additional monthly payments of $1.0 million commencing on September 30, 2009, with all unpaid amounts due on March 31, 2010. We repaid the outstanding balance of the term loan in full in February 2010.

Outstanding borrowings under the term loan accrued interest at the Eurodollar Rate (as defined in the credit agreement) plus 4% or, at our option, at the base rate (which was the highest of the lender’s prime rate, the Federal funds rate plus 1/2 of 1%, and the one-month Eurodollar Rate plus 1%) plus 3%. Effective August 31, 2009, we also agreed to adjustments in the commitment fees, interest rates for revolving loans and fees for letters of credit under our credit facility. Specifically, we agreed to pay (a) commitment fees ranging from 0.5% to 0.625% (an increase from 0.15% to 0.25%), (b) margin interest rates ranging from 2.75% to 3.50% for Eurodollar loans (an increase from 1.25% to 2.0%), (c) margin interest rates ranging from 1.75% to 2.5% for base rate loans (an increase from 1.25% to 2.0%), and (d) letter of credit fees at the margin interest rates for Eurodollar loans, in each case based on our utilization percentage. In addition, we agreed to limitations on certain dispositions and investments by us, and to mandatory prepayments of the loans from the net cash proceeds of specified asset sales and other events.

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

The restated credit agreement contains certain affirmative and negative covenants, including, but not limited to the following financial covenants: (a) the ratio of funded debt to EBITDAX (net income before deductions for taxes, excluding unrealized gains and losses related to trading securities and commodity hedges, plus depreciation, depletion, amortization and interest expense, plus exploration costs deducted in determining net income under full cost accounting) for a twelve-month period may not be greater than 2.00 to 1.00; and (b) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with all covenants at March 31, 2010. We have also agreed with the lenders that we will maintain liquidity in an amount of $1.0 million as of May 31, 2010 and increasing by $1.0 million per month to $5.0 million by September 30, 2010 in the form of cash and/or available borrowings under our credit agreement. As we have historically, we continue to make all interest payments on time.

As of March 31, 2010, approximately $45.0 million was outstanding under the revolving credit facility, which is included in long-term debt, net of current maturities on the accompanying consolidated balance sheet. Amounts borrowed under the credit facility bear interest at the Eurodollar rate plus 3.50% (3.75% at March 31, 2010). We have used the proceeds of our borrowings under the credit facility for the development of our oil and natural gas properties and other capital expenditures, acquisition opportunities and for other general corporate purposes.

On July 10, 2006, we entered into a $5.0 million term loan agreement with Bank of America, N.A. related to the purchase of new gas compressor units. The loan began amortizing quarterly on March 31, 2007 on a straight-line basis over seven years based on the outstanding principal balance at December 31, 2006. Amounts borrowed bear interest at Bank of America prime (3.25% at March 31, 2010). We make quarterly interest payments on amounts borrowed under the agreement. Our obligations under the agreement are collateralized by a lien on the compressor units. As of March 31, 2010, approximately $2.7 million was outstanding under this agreement, of which $714,000 and $2.0 million are included in current maturities of long-term debt and long-term debt, net of current maturities, respectively, on our accompanying consolidated balance sheet.

Building Loans. In June 2004, we purchased the office building we occupy in Oklahoma City, Oklahoma for $3.7 million. One of the two loans associated with this building, with an original principal amount of $389,000, matured in March 2006 and bore interest at a rate of 6% per annum. The other loan associated with this building, with an original principal amount of $3.0 million, matures in June 2011 and bears interest at a rate of 6.5% per annum. As of March 31, 2010, approximately $2.5 million was outstanding on this loan. The loan requires monthly interest and principal payments and is collateralized by the related land and building.

Capital Expenditures. Our recent capital commitments have been primarily for the development of our proved reserves, to increase our net acreage position in Grizzly and fund Grizzly’s delineation drilling program and for acquisitions, primarily in the Permian Basin. Our strategy is to continue to (1) increase cash flow generated from our operations by undertaking new drilling, workover, sidetrack and recompletion projects to exploit our existing properties, subject to economic and industry conditions, and (2) explore acquisition and disposition opportunities. We have upgraded our infrastructure and our existing facilities in Southern Louisiana with the goal of increasing operating efficiencies and volume capacities and lowering lease operating expenses. These upgrades were also intended to better enable our facilities to withstand future hurricanes with less damage. Additionally, we completed the reprocessing of 3-D seismic data in one of our principal properties, WCBB. The reprocessed data enables our geophysicists to continue to generate new prospects and enhance existing prospects in the intermediate zones in the field, thus creating a portfolio of new drilling opportunities. In addition, with our acquisition of strategic assets in the Permian Basin in West Texas, we are required to pay 50% of all drilling costs for drilling activity on such properties. To combat significant declines in the commodity prices during the second half of 2008, management undertook a series of actions aimed at reducing capital spending and operating costs. As a result, we reduced our drilling and other capital activities to a minimum in the fourth quarter of 2008, releasing all rigs in Southern Louisiana and the Permian and only selectively participating in wells in the Bakken. During 2009, we were not bound by lease obligations and long term capital commitments relating to the exploration or development of our oil and gas properties. As a result of the then current economic conditions, we initially reduced our estimated capital activities and aggressively sought price concessions from our service providers until such time costs were reduced to more appropriate levels. In June 2009, we restarted our drilling programs. We commenced our 2010 drilling programs during March 2010. Currently, our AFE costs have been reduced by 35% to 40% since 2008.

Of our net reserves at December 31, 2009, 65.4% were categorized as proved undeveloped. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved developed reserves, or both. To realize reserves and increase production, we must continue our exploratory drilling, undertake other replacement activities or use third parties to accomplish those activities.

Our inventory of prospects includes approximately 21 drilling locations at WCBB. The drilling schedule used in our December 31, 2009 reserve report anticipates that all of those wells will be drilled by 2012. From January 1, 2010 through April 30, 2010, we drilled six wells, one of which is currently drilling, and recompleted 26 existing wells at our WCBB field. We currently intend to recomplete approximately 14 additional wells. We currently intend to spend a total of approximately $33.0 million to $36.0 million to drill 19 to 21 wells and recomplete approximately 40 wells in our WCBB field during 2010.

In our East Hackberry field, from January 1, 2010 through April 30, 2010, we drilled two wells, both of which are awaiting completion, and recompleted three wells. Currently, we are drilling our third well. We intend to recomplete up to five wells. Total capital expenditures for our East Hackberry field during 2010 are estimated at $6.0 to $7.0 million to drill and recomplete these wells.

In the Permian Basin, we have identified 191 gross (95.5 net) future development drilling locations. From January 1, 2010 through April 30, 2010, five gross (2.5 net) wells were drilled in our Permian field, with the fifth gross well currently being drilled. We currently anticipate that our capital requirements to drill a total of 24 to 26 gross (12 to 13 net) wells and recomplete ten gross (five net) wells in the Permian Basin in West Texas will be approximately $15.0 to $17.0 million during 2010.

During the third quarter of 2006, we purchased a 24.9999% interest in Grizzly. As of March 31, 2010, our net investment in Grizzly was approximately $25.9 million. Our capital requirements in 2010 for this project are estimated to be approximately $5.0 million, primarily for the expenses associated with the initial preparations of the Algar Lake facility.

Capital expenditures in 2010 relating to our interest in Thailand are expected to be approximately $0.8 million, which we believe will be mostly funded from our share of production from the Phu Horm field.

Our total capital expenditures for 2010 are currently estimated to be in the range of $56.0 to $62.0 million. This is up significantly from $45.0 million spent in 2009 due to improved commodity pricing and cost environment. In response to the challenging economic conditions, we reduced our planned 2009 drilling and other capital activities. In addition, through our cost reduction initiatives, AFE costs have been reduced by 35% to 40% from costs quoted in 2008. We intend to continue to monitor pricing and cost developments and make adjustments to our capital expenditure program as warranted.

We believe that our cash on hand and cash flow from operations will be sufficient to meet our normal recurring operating needs and our WCBB, Hackberry, Permian Basin and Grizzly capital requirements for the next twelve months. In the event we elect to further expand or accelerate our drilling programs, pursue acquisitions or accelerate our Canadian oil sands project, we would be required to obtain additional funds which we would seek to do through traditional borrowings, offerings of debt or equity securities or other means, including the sale of assets. In addition, the revolving credit facility under our credit agreement matures in April 2011. Needed capital may not be available to us on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to delay or curtail implementation of our business plan or not be able to complete acquisitions that may be favorable to us.

Commodity Price Risk

In 2009, we entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $55.17 per barrel, before transportation costs, for the period April 2009 to August 2009. We also entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs, for the period September 2009 to December 2009. In 2009, we terminated forward sales contracts for the months of March and May 2009 for an aggregate of approximately $2.0 million. For the period January 2010 through February 2010, we entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs. For the period March 2010 through December 2010, we have entered into forward sales contracts for the sale of 2,300 barrels of WCBB production per day at a weighted average daily price of $58.24 per barrel, before transportation costs. Under these contracts, we have committed to deliver approximately 45% of our estimated 2010 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These forward sales contracts are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815 and related pronouncements.

Commitments

In connection with the acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in March 2009, we became entitled to access the trust for use in plugging and abandonment charges associated with the property if desired. As of March 31, 2010, the plugging and abandonment trust totaled approximately $3,136,000. At March 31, 2010, we had plugged 293 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which provides amendments to FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” or FASB ASC 820. FASB ASC 820 requires additional disclosures about (a) the different classes of assets and liabilities measured at fair value, (b) the valuation techniques and inputs used, (c) the activity in Level 3 fair value measurements, and (d) significant transfers between Levels 1, 2 and 3. The updated guidance is effective for annual and interim periods beginning after December 15, 2009. We adopted FASB ASC 820 effective January 1, 2010. The adoption did not have a material impact on our consolidated financial statements.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, the West Texas Intermediate posted price for crude oil has ranged from a low of $30.28 per barrel, or bbl, in December 2008 to a high of $145.31 per bbl in July 2008. The Henry Hub spot market price of natural gas has ranged from a low of $1.83 per million British thermal units, or MMBtu, in September 2009 to a high of $15.52 per MMBtu in January 2006. On March 31, 2010, the West Texas Intermediate posted price for crude oil was $83.45 per bbl and the Henry Hub spot market price of natural gas was $3.87 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations.

In 2009, we entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $55.17 per barrel, before transportation costs, for the period April 2009 to August 2009. We also entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs, for the period September 2009 to December 2009. In 2009, we terminated forward sales contracts for the months of March and May 2009 for an aggregate of approximately $2.0 million. For the period January 2010 through February 2010, we entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs. For the period March 2010 through December 2010, we have entered into forward sales contracts for the sale of 2,300 barrels of WCBB production per day at a weighted average daily price of $58.24 per barrel, before transportation costs. Under these contracts, we have committed to deliver approximately 45% of our estimated 2010 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These forward sales contracts are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815 and related pronouncements.

Our revolving credit facility and term loans with Bank of America are structured under floating rate terms and, as such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. Borrowings under our revolving credit facility with Bank of America bear interest at the Eurodollar rate plus 3.50% (3.75% at March 31, 2010). Borrowings under our compressor term loan with

Bank of America bear interest at Bank of America prime (3.25% at March 31, 2010). Based on the current debt structure, a 1% increase in interest rates would increase interest expense by approximately $477,000 per year, based on an aggregate of $47.7 million outstanding under our credit facilities as of March 31, 2010. As of March 31, 2010, we did not have any interest rate swaps to hedge our interest risks.

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

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Vice President and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures are effective.

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

In November 2006, Cudd Pressure Control, Inc., or Cudd, filed a lawsuit against us, Great White Pressure Control LLC, or Great White, and six former Cudd employees in the 129th Judicial District Harris County, Texas. The lawsuit was subsequently removed to the United States District Court for the Southern District of Texas (Houston Division). The lawsuit alleged RICO violations and several other causes of action relating to Great White’s employment of the former Cudd employees and sought unspecified monetary damages and injunctive relief. On stipulation by the parties, the plaintiff’s RICO claim was dismissed without prejudice by order of the court on February 14, 2007. We filed a motion for summary judgment on October 5, 2007. The Court entered a final interlocutory judgment in favor of all defendants, including us, on April 8, 2008. On November 3, 2008, Cudd filed its appeal with the U.S. Court of Appeals for the Fifth Circuit. The Fifth Circuit vacated the district court decision finding, among other things, that the district court should not have entered summary judgment without first allowing more discovery. The case was remanded to the district court, and Cudd filed a motion to remand the case to the original state court, which motion was granted. On February 3, 2010, Cudd filed its second amended petition with the state court (a) alleging that we conspired with the other defendants to misappropriate, and misappropriated, Cudd’s trade secrets and caused its employees to breach their fiduciary duties, and (b) seeking unspecified monetary damages. On April 13, 2010, our motion to be dismissed from the proceeding for lack of personal jurisdiction was denied. This state court proceeding is in its initial stages.

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

ITEM 1A.	RISK FACTORS.

See risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	Not Applicable.

(c)	We do not have a share repurchase program, and during the three months ended March 31, 2010, we did not purchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

3.2*	Certificate of Amendment No. 1 to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 6, 2009).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 12, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

4.2	Form of Warrant Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

4.3	Registration Rights Agreement, dated as of February 23, 2005, by and among the Company, Southpoint Fund LP, a Delaware limited partnership, Southpoint Qualified Fund LP, a Delaware limited partnership and Southpoint Offshore Operating Fund, LP, a Cayman Islands exempted limited partnership (incorporated by reference to Exhibit 10.7 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2005).

4.4	Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.3 of Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on November 11, 2005).

4.5	Amendment No. 1, dated February 14, 2006, to the Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.15 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2006).

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2010	GULFPORT ENERGY CORPORATION

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