Form 10-Q
period 2010-06-30
GULFPORT ENERGY CORP
filed 2010-08-06
CIK 874499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

As of August 1, 2010, 44,567,770 shares of common stock were outstanding.

GULFPORT ENERGY CORPORATION

i

GULFPORT ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,304,000	$1,724,000
Accounts receivable - oil and gas	11,728,000	9,492,000
Accounts receivable - related parties	159,000	136,000
Prepaid expenses and other current assets	2,001,000	2,047,000

Total current assets	16,192,000	13,399,000

Property and equipment:
Oil and natural gas properties, full-cost accounting, $27,944,000 and $17,521,000 excluded from amortization in 2010 and 2009, respectively	688,216,000	628,849,000
Other property and equipment	7,437,000	7,182,000
Accumulated depletion, depreciation, amortization and impairment	(490,528,000)	(473,915,000)

Property and equipment, net	205,125,000	162,116,000

Other assets
Equity investments	31,434,000	32,006,000
Note receivable - related party	17,049,000	15,920,000
Other assets	3,550,000	3,370,000

Total other assets	52,033,000	51,296,000

Deferred tax asset	533,000	533,000

Total assets	$273,883,000	$227,344,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$29,926,000	$20,977,000
Asset retirement obligation - current	635,000	635,000
Short-term derivative instruments	6,397,000	18,735,000
Current maturities of long-term debt	46,188,000	2,842,000

Total current liabilities	83,146,000	43,189,000

Asset retirement obligation - long-term	9,858,000	9,518,000
Long-term debt, net of current maturities	1,815,000	49,586,000

Total liabilities	94,819,000	102,293,000

Commitments and contingencies (Note 13)

Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—

Stockholders’ equity:
Common stock - $.01 par value, 100,000,000 authorized, 44,567,274 issued and outstanding in 2010 and 42,696,409 in 2009	446,000	427,000
Paid-in capital	295,728,000	273,901,000
Accumulated other comprehensive income (loss)	(6,242,000)	(18,039,000)
Retained earnings (accumulated deficit)	(110,868,000)	(131,238,000)

Total stockholders’ equity	179,064,000	125,051,000

Total liabilities and stockholders’ equity	$273,883,000	$227,344,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Oil and condensate sales	$27,035,000	$19,979,000	$53,295,000	$37,004,000
Gas sales	1,314,000	233,000	1,752,000	616,000
Natural gas liquids sales	693,000	447,000	1,341,000	899,000
Other income (expense)	(167,000)	(145,000)	(158,000)	(221,000)

	28,875,000	20,514,000	56,230,000	38,298,000

Costs and expenses:
Lease operating expenses	3,973,000	4,082,000	8,149,000	9,069,000
Production taxes	3,541,000	2,385,000	6,733,000	4,270,000
Depreciation, depletion, and amortization	8,688,000	7,350,000	16,613,000	14,770,000
General and administrative	1,518,000	1,143,000	2,900,000	2,279,000
Accretion expense	151,000	144,000	305,000	286,000

	17,871,000	15,104,000	34,700,000	30,674,000

INCOME FROM OPERATIONS:	11,004,000	5,410,000	21,530,000	7,624,000

OTHER (INCOME) EXPENSE:
Interest expense	613,000	439,000	1,331,000	1,072,000
Insurance proceeds	—	—	—	(1,050,000)
Interest income	(38,000)	(135,000)	(211,000)	(237,000)

	575,000	304,000	1,120,000	(215,000)

INCOME BEFORE INCOME TAXES	10,429,000	5,106,000	20,410,000	7,839,000

INCOME TAX EXPENSE:	40,000	28,000	40,000	28,000

NET INCOME	$10,389,000	$5,078,000	$20,370,000	$7,811,000

NET INCOME PER COMMON SHARE:

Basic	$0.24	$0.12	$0.47	$0.18

Diluted	$0.24	$0.12	$0.47	$0.18

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balance at January 1, 2010	42,696,409	$427,000	$273,901,000	$(18,039,000)	$(131,238,000)	$125,051,000
Net income	—	—	—	—	20,370,000	20,370,000
Other Comprehensive Income:
Foreign currency translation adjustment	—	—	—	(541,000)	—	(541,000)
Change in fair value of derivative instruments	—	—	—	2,960,000	—	2,960,000
Reclassification of settled contracts	—	—	—	9,378,000	—	9,378,000

Total Comprehensive Income						32,167,000
Stock Compensation	—	—	233,000	—	—	233,000
Issuance of Common Stock in public offering, net of related expenses of $166,000	1,668,503	17,000	21,384,000	—	—	21,401,000
Issuance of Common Stock through exercise of warrants	172,269	2,000	203,000	—	—	205,000
Issuance of Restricted Stock	28,093	—	—	—	—	—
Issuance of Common Stock through exercise of options	2,000	—	7,000	—	—	7,000

Balance at June 30, 2010	44,567,274	$446,000	$295,728,000	$(6,242,000)	$(110,868,000)	$179,064,000

Balance at January 1, 2009	42,639,201	$426,000	$273,343,000	$(4,803,000)	$(154,865,000)	$114,101,000
Net income	—	—	—	—	7,811,000	7,811,000
Other Comprehensive Income:
Foreign currency translation adjustment	—	—	—	1,570,000	—	1,570,000
Change in fair value of derivative instruments	—	—	—	(15,588,000)	—	(15,588,000)
Reclassification of settled contracts	—	—	—	(3,782,000)	—	(3,782,000)

Total Comprehensive Income						(9,989,000)
Stock Compensation	—	—	330,000	—	—	330,000
Issuance of Restricted Stock	26,673	—	—	—	—	—
Issuance of Common Stock through exercise of options	3,750	—	10,000	—	—	10,000

Balance at June 30, 2009	42,669,624	$426,000	$273,683,000	$(22,603,000)	$(147,054,000)	$104,452,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$20,370,000	$7,811,000
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount - Asset Retirement Obligation	305,000	286,000
Depletion, depreciation and amortization	16,613,000	14,770,000
Stock-based compensation expense	140,000	198,000
Loss from equity investments	270,000	293,000
Interest income - note receivable	(201,000)	(228,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,236,000)	4,610,000
(Increase) decrease in accounts receivable - related party	(23,000)	637,000
Decrease (increase) in prepaid expenses	46,000	(1,061,000)
Increase in other assets	(75,000)	—
Increase (decrease) in accounts payable and accrued liabilities	156,000	(4,410,000)
Settlements of asset retirement obligation	(730,000)	(35,000)

Net cash provided by operating activities	34,635,000	22,871,000

Cash flows from investing activities:
Deductions to cash held in escrow	8,000	8,000
Additions to other property, plant and equipment	(255,000)	(11,000)
Additions to oil and gas properties	(49,828,000)	(24,530,000)
Proceeds from sale of oil and gas properties	—	12,070,000
Note receivable - related party	(1,169,000)	(3,026,000)
Investment in Tatex Thailand II, LLC	225,000	(151,000)
Investment in Tatex Thailand III, LLC	(224,000)	(365,000)

Net cash used in investing activities	(51,243,000)	(16,005,000)

Cash flows from financing activities:
Principal payments on borrowings	(4,425,000)	(5,904,000)
Proceeds from issuance of common stock, net of offering costs of $166,000, and exercise of stock options	21,613,000	10,000

Net cash provided (used) by financing activities	17,188,000	(5,894,000)

Net increase (decrease) in cash and cash equivalents	580,000	972,000

Cash and cash equivalents at beginning of period	1,724,000	5,944,000

Cash and cash equivalents at end of period	$2,304,000	$6,916,000

Supplemental disclosure of cash flow information:
Interest payments	$1,071,000	$1,002,000

Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$93,000	$132,000

Asset retirement obligation capitalized	$765,000	$34,000

Foreign currency translation gain (loss) on investment in Grizzly Oil Sands ULC	$(300,000)	$1,140,000

Foreign currency translation gain (loss) on note receivable - related party	$(241,000)	$430,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These consolidated financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company’s most recent annual report on Form 10-K. Results for the three month and six month periods ended June 30, 2010 are not necessarily indicative of the results expected for the full year.

1.	ACQUISITION

On June 15, 2010, Gulfport closed on the acquisition of an ownership interest in certain oil and gas properties located in the Niobrara Shale of Colorado, including approximately 24,468 net acres with three gross producing wells for a cash price of approximately $7.75 million. The effective date of the acquisition was April 1, 2010. The total purchase price for the acquired assets, as adjusted at closing on June 15, 2010, was $7.7 million, which was recorded as oil and natural gas properties on the accompanying June 30, 2010 consolidated balance sheet. This amount includes an adjustment for the results of operations of the assets between the April 1, 2010 effective date and the June 15, 2010 closing date. The Company may adjust the purchase price for any post closing adjustments, scheduled 120 days from the original closing date of June 15, 2010. The results of operations from these properties were included in the June 30, 2010 consolidated statement of operations only for the period subsequent to the closing date, in this case, for the period of June 16, 2010 through June 30, 2010.

During May 2010, Gulfport entered into an agreement to acquire a 50% interest in 4,979 gross (2,489 net) undeveloped acres in the Permian Basin for approximately $7.6 million. Gulfport funded these transactions predominately through a 1.7 million common share offering completed in May of 2010. The Company received net proceeds (before offering expenses) of approximately $21.6 million from the equity offering, as discussed below in Note 7.

2.	ACCOUNTS RECEIVABLE – RELATED PARTY

Included in the accompanying June 30, 2010 and December 31, 2009 consolidated balance sheets are amounts receivable from affiliates of the Company. These receivables represent amounts billed by the Company for general and administrative functions, such as accounting, human resources, legal and technical support, performed by Gulfport’s personnel on behalf of the affiliates. These services are solely administrative in nature and for entities in which the Company has no property interests. The amounts reimbursed to the Company for these services are for the purpose of Gulfport recovering costs associated with the services and do not include the assessment of any fees or other amounts beyond the estimated costs of performing such services. At June 30, 2010 and December 31, 2009, these receivable amounts totaled $159,000 and $136,000, respectively. The Company was reimbursed $244,000 and $492,000 for the three months and six months ended June 30, 2009 for general and administrative functions which are reflected as a reduction of general and administrative expenses in the consolidated statements of operations and include the amounts under service contracts discussed below. No amounts were reimbursed for general and administrative functions for the three months and six months ended June 30, 2010.

The Company is a party to an administrative service agreement with Great White Energy Services LLC. Under this agreement, the Company’s services include accounting, human resources, legal and technical support. The services provided and the fees for such services can be amended by mutual agreement of the parties. The administrative service agreement had an initial three-year term, and currently continues on a month-to-month basis until cancelled by either party to such agreement with at least 30 days prior written notice.

The Company is also a party to administrative service agreements with Stampede Farms LLC, Grizzly Oil Sands ULC, Everest Operations Management LLC and Tatex Thailand III, LLC. Under these agreements, the Company’s services include professional and technical support and office space. The services provided and the fees for such services can be amended by mutual agreement of the parties. Each of these administrative service agreements had an initial two-year term, and currently continues on a month-to-month basis until cancelled by either party to such agreement with at least 60 days prior written notice.

The Company was reimbursed the following amounts by the specified entities in consideration for its administrative services for the three months and six months ended June 30, 2010 and 2009. These amounts are reflected as a reduction of general and administrative expenses in the consolidated statements of operations. Wexford Capital LP (“Wexford”) controls and/or owns a greater than 10% interest in each of these entities. Affiliates of Wexford own approximately 34% of Gulfport’s outstanding common stock.

Agreement Effective Date	Entity	Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
7/22/2006	Great White Energy Services LLC	$—	$25,000	$—	$44,000
3/1/2008	Stampede Farms LLC	—	—	—	—
3/1/2008	Grizzly Oil Sands ULC	—	5,000	—	17,000
3/1/2008	Everest Operations Management LLC	—	213,000	—	428,000
3/1/2008	Tatex Thailand III, LLC	—	—	—	—

For the six months ended June 30, 2009, the Company was also reimbursed approximately $2,000 and $1,000 by Stampede Farms LLC and Everest Operations Management LLC, respectively, for office space under the administrative service agreements, which is included in other income (expense) in the consolidated statements of operations. For the six months ended June 30, 2010, the Company was reimbursed approximately $3,000 by Orange Leaf Holdings, LLC, an affiliate of Gulfport, for office space which is included in other income (expense) in the consolidated statements of operations.

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

Effective April 1, 2010, the Company entered into an area of mutual interest agreement with Windsor Niobrara LLC (“Windsor Niobrara”), an entity controlled by Wexford, to jointly acquire oil and gas leases on certain lands located in Northwest Colorado for the purpose of exploring, exploiting and producing oil and gas from the Niobrara Shale. The agreement provides that each party must offer the other party the right to participate in such acquisition on a 50%/50% basis. The parties also agreed, subject to certain exceptions, to share third-party costs and expenses in proportion to their respective participating interests and pay certain other fees as provided in the agreement. In connection with this agreement, Gulfport and Windsor Niobrara also entered into a development agreement, effective as of April 1, 2010, pursuant to which the Company and Windsor Niobrara agreed to jointly develop the contract area, and Gulfport agreed to act as the operator under the terms of a joint operating agreement.

3.	PROPERTY AND EQUIPMENT

The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Oil and natural gas properties	$688,216,000	$628,849,000
Office furniture and fixtures	3,105,000	2,996,000
Buildings	4,049,000	3,926,000
Land	283,000	260,000

Total property and equipment	695,653,000	636,031,000

Accumulated depletion, depreciation, amortization and impairment	(490,528,000)	(473,915,000)

Property and equipment, net	$205,125,000	$162,116,000

Included in oil and natural gas properties at June 30, 2010 is the cumulative capitalization of $15,981,000 in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $1,026,000 and $1,971,000 for the three months and six months ended June 30, 2010, respectively, and $774,000 and $1,551,000 for the three months and six months ended June 30, 2009, respectively.

At June 30, 2010, approximately $2,434,000 of oil and natural gas properties related to the Company’s Belize properties is excluded from amortization as they relate to non-producing properties. In addition, approximately $22,838,000 of non-producing leasehold costs resulting from the Company’s acquisition of West Texas Permian properties, $300,000 of non-producing leasehold costs related to the Company’s Bakken properties and $1,383,000 of non-producing leasehold costs related to the Company’s Colorado properties are excluded from amortization at June 30, 2010. Approximately $989,000 of non-producing leasehold costs related to the Company’s Southern Louisiana assets is also excluded from amortization at June 30, 2010.

The Company evaluates the costs excluded from its amortization calculation at least annually. Subject to industry conditions and the level of the Company’s activities, the inclusion of most of the above referenced costs into the Company’s amortization calculation is expected to occur within three to five years.

A reconciliation of the asset retirement obligation for the six months ended June 30, 2010 and 2009 is as follows:

	June 30, 2010	June 30, 2009

Asset retirement obligation, beginning of period	$10,153,000	$9,269,000
Liabilities incurred	765,000	34,000
Liabilities settled	(730,000)	(35,000)
Accretion expense	305,000	286,000

Asset retirement obligation as of end of period	10,493,000	9,554,000

Less current portion	635,000	635,000

Asset retirement obligation, long-term	$9,858,000	$8,919,000

4.	EQUITY INVESTMENTS

Investments accounted for by the equity method consist of the following as of June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009

Investment in Tatex Thailand II, LLC	$2,258,000	$2,485,000
Investment in Tatex Thailand III, LLC	4,602,000	4,482,000
Investment in Grizzly Oil Sands ULC	24,574,000	25,039,000

	$31,434,000	$32,006,000

Tatex Thailand II, LLC

During 2005, the Company purchased a 23.5% ownership interest in Tatex Thailand II, LLC (“Tatex”) at a cost of $2,400,000. The remaining interests in Tatex are owned by entities controlled by Wexford. Tatex, a non-public entity, holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering three million acres which includes the Phu Horm Field. During the six months ended June 30, 2010, Gulfport received $225,000 in distributions, bringing its total investment in Tatex (including previous investments) to $2,258,000. The loss on equity investment related to Tatex was immaterial for the six months ended June 30, 2010 and 2009, respectively.

Tatex Thailand III, LLC

During the first quarter of 2008, the Company purchased a 5% ownership interest in Tatex Thailand III, LLC (“Tatex III”) at a cost of $850,000. In December 2009, the Company purchased an additional approximately 12.9% ownership interest at a cost of approximately $3,385,000 bringing its total ownership interest to approximately 17.9%. Approximately 68.7% of the remaining interests in Tatex III are owned by entities controlled by Wexford. During the six months ended June 30, 2010, Gulfport paid $224,000 in cash calls, bringing its total investment in Tatex III (including previous investments) to $4,602,000. The Company recognized a loss on equity investment of $104,000 and $7,000 for the six months ended June 30, 2010 and 2009, respectively, which is included in other income (expense) in the consolidated statements of operations.

Grizzly Oil Sands ULC

During the third quarter of 2006, the Company, through its wholly owned subsidiary Grizzly Holdings Inc., purchased a 24.9999% interest in Grizzly Oils Sands ULC (“Grizzly”), a Canadian unlimited liability company, for approximately $8.2 million.

The remaining interests in Grizzly are owned by entities controlled by Wexford. During 2006 and 2007, Grizzly acquired leases in the Athabasca region located in the Alberta Province near Fort McMurray and other oil sands development projects. Grizzly has drilled core holes to evaluate the feasibility of oil production in five separate lease blocks. In 2010, Grizzly filed an application for construction of an 11,300 barrel per day oil sand project. As of June 30, 2010, Gulfport’s net investment in Grizzly was $24,574,000. Grizzly’s functional currency is the Canadian dollar. The Company’s investment in Grizzly was decreased by $1,093,000 and $300,000 as a result of a currency translation loss for the three months and six months ended June 30, 2010, respectively. The Company recognized a loss on equity investment of $194,000 and $165,000 for the three months and six months ended June 30, 2010, respectively, and $177,000 and $286,000 for the three months and six months ended June 30, 2009, respectively, which is included in other income (expense) in the consolidated statements of operations.

The Company, through its wholly owned subsidiary Grizzly Holdings Inc., entered into a loan agreement with Grizzly effective January 1, 2008, under which Grizzly may borrow funds from the Company. Borrowed funds initially bore interest at LIBOR plus 400 basis points and had an initial maturity date of December 31, 2012. Effective April 1, 2010, the loan agreement was amended to modify the interest rate to 0.69% and change the maturity date to December 31, 2011. Interest is paid on a paid-in-kind basis by increasing the outstanding balance of the loan. The Company loaned Grizzly approximately $1,169,000 during the six months ended June 30, 2010. The Company recognized interest income of approximately $29,000 and $201,000 for the three months and six months ended June 30, 2010, respectively, and $130,000 and $228,000 for the three months and six months ended June 30, 2009, respectively, which is included in interest income in the consolidated statements of operations. The note balance was decreased by approximately $737,000 and $241,000 as a result of a currency translation loss for the three months and six months ended June 30, 2010, respectively. The total $17,049,000 due from Grizzly at June 30, 2010 is included in note receivable – related party on the accompanying consolidated balance sheets.

5.	OTHER ASSETS

Other assets consist of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Plugging and abandonment escrow account on the WCBB properties (Note 13)	$3,128,000	$3,136,000
Certificates of deposit securing letter of credit	275,000	200,000
Prepaid drilling costs	143,000	30,000
Deposits	4,000	4,000

	$3,550,000	$3,370,000

6.	LONG-TERM DEBT

A breakdown of long-term debt as of June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009

Reducing credit agreement (1)	$43,000,000	$45,000,000
Term loans (1)	2,529,000	4,903,000
Building loans (2)	2,474,000	2,525,000
Less: current maturities of long term debt	(46,188,000)	(2,842,000)

Debt reflected as long term	$1,815,000	$49,586,000

Maturities of long-term debt as of June 30, 2010 are as follows:

2011	$46,188,000
2012	714,000
2013	714,000
2014	387,000
2015	—
Thereafter	—

Total	$48,003,000

(1)	On March 11, 2005, Gulfport entered into a three-year secured reducing credit agreement, as amended, with Bank of America, N.A. providing for a revolving credit facility. Borrowings under the revolving credit facility are subject to a borrowing base limitation, which was initially set at $18.0 million, subject to adjustment. On November 1, 2005, the amount available under the borrowing base limitation was increased to $23.0 million and was redetermined without change on May 30, 2006. On December 19, 2006, the amount available under the borrowing base limitation was increased to $30.0 million. Effective July 19, 2007, the credit facility was increased to $150.0 million and the amount available under the borrowing base limitation was increased to $60.0 million.

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

The Company’s obligations under the credit facility are collateralized by a lien on substantially all of the Company’s Louisiana and West Texas assets. The restated credit agreement contains certain affirmative and negative covenants, including, but not limited to the following financial covenants: (a) the ratio of funded debt to EBITDAX (net income before deductions for taxes, excluding unrealized gains and losses related to trading securities and commodity hedges, plus depreciation, depletion, amortization and interest expense, plus exploration costs deducted in determining net income under full cost accounting) for a twelve-month period may not be greater than 2.00 to 1.00; and (b) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. The Company was in compliance with all covenants at June 30, 2010. The Company has also agreed with the lenders that it will maintain liquidity in an amount of $1.0 million beginning May 31, 2010 and increasing by $1.0 million per month to $5.0 million by September 30, 2010 in the form of cash and/or available borrowings under the credit agreement. The Company made payments on the revolving credit facility totaling $2.0 million during the second quarter 2010. As it has historically, the Company continues to make all interest payments on time.

As of June 30, 2010, approximately $43.0 million was outstanding under the revolving credit facility, which is included in current maturities of long-term debt on the accompanying consolidated balance sheet. Amounts borrowed under the credit facility bear interest at the Eurodollar rate plus 3.50% (3.85% at June 30, 2010).

As noted above, the Company’s revolving credit facility currently matures in April 2011. As the Company has historically, it continues to make all interest payments on time and since December 2008, has made principal payments of approximately $47.5 million on its revolving credit facility with no additional borrowings thereunder. Although Gulfport has had preliminary discussions with various lenders regarding a new revolving credit facility and has received proposed term sheets from such lenders, no definitive agreement has been reached at this time regarding the refinancing of its revolving credit facility. The Company intends to proceed with the loan documentation process with the selected lenders in the near future.

On July 10, 2006, Gulfport entered into a $5 million term loan agreement with Bank of America, N.A. related to the purchase of new gas compressor units. The loan began amortizing quarterly on March 31, 2007 on a straight-line basis over seven years based on the outstanding principal balance at December 31, 2006. The Company makes quarterly principal payments of approximately $176,000. Amounts borrowed bear interest at Bank of America Prime (3.25% at June 30, 2010). The Company makes quarterly interest payments on amounts borrowed under the agreement. The Company’s obligations under the agreement are collateralized by a lien on the compressor units. As of June 30, 2010, approximately $2.5 million was outstanding under this agreement, of which $714,000 and $1.8 million are included in current maturities of long-term debt and long-term debt, net of current maturities, respectively, on the accompanying consolidated balance sheet.

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

Restricted Stock

On March 8, 2010, the Company granted 66,667 shares of restricted common stock of the Company to employees of the Company at a fair value of approximately $662,000. The shares vest over twelve substantially equal quarterly installments beginning on March 18, 2010. All shares of restricted common stock of the Company were granted under the Amended and Restated 2005 Stock Incentive Plan.

Sale of Common Stock

On May 19, 2010, the Company sold 1,481,481 shares of its common stock in an underwritten public offering at a public offering price of $13.50 per share less the underwriting discount. On May 25, 2010, the Company sold an additional 187,022 shares of common stock at the public offering price less the underwriting discount in connection with the underwriters’ partial exercise of the over-allotment option granted to them by the Company. The Company received the aggregate net proceeds of approximately $21.6 million from the sale of these shares after deducting the underwriting discount and before offering expenses. A portion of the net proceeds from the offering was used to fund the Company’s Niobrara Shale and Permian Basin acquisitions as discussed in Note 1. The remaining net proceeds from this offering were used for general corporate purposes, including expenditures associated with the Company’s 2010 drilling programs.

8.	STOCK-BASED COMPENSATION

During the three months and six months ended June 30, 2010, the Company’s stock-based compensation expense was $108,000 and $233,000, respectively, of which the Company capitalized $43,000 and $93,000, respectively, relating to its exploration and development efforts. During the three months and six months ended June 30, 2009, the Company’s stock based compensation expense was $155,000 and $330,000, respectively, of which the Company capitalized $62,000 and $132,000, respectively, relating to its exploration and development efforts. Stock based compensation included in general and administrative expense reduced basic and diluted earnings per share by $0.00 and $0.00 each for the three months and six months ended June 30, 2010, respectively, and by $0.00 and $0.00 each for the three months and six months ended June 30, 2009, respectively. Options and restricted common stock are reported as share based payments and their fair value is amortized to expense using the straight-line method over the vesting period. The shares of stock issued once the options are exercised will be from authorized but unissued common stock.

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

No stock options were issued during the six months ended June 30, 2010 and 2009.

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

A summary of the status of stock options and related activity for the six months ended June 30, 2010 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	508,630	$7.14	5.38	$2,192,000

Granted	—	—
Exercised	(2,000)	3.36		21,000
Forfeited/expired	—	—

Options outstanding at June 30, 2010	506,630	$7.16	4.88	$2,383,000

Options exercisable at June 30, 2010	506,630	$7.16	4.88	$2,383,000

Unrecognized compensation expense as of June 30, 2010 related to outstanding stock options and restricted shares was $806,000. The expense is expected to be recognized over a weighted average period of 1.69 years.

The following table summarizes information about the stock options outstanding at June 30, 2010:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (in years)	Number Exercisable

$2.00	11,500	0.21	11,500
$3.36	230,241	4.56	230,241
$9.07	64,889	5.19	64,889
$11.20	200,000	5.42	200,000

	506,630		506,630

The following table summarizes restricted stock activity for the six months ended June 30, 2010:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value

Unvested shares as of December 31, 2009	60,244	$6.01
Granted	66,667	9.93
Vested	(28,093)	7.76
Forfeited	—	—

Unvested shares as of June 30, 2010	98,818	$8.16

9.	EARNINGS PER SHARE

	For the three Months Ended June 30,
	2010			2009
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income	$10,389,000	43,546,237	$0.24	$5,078,000	42,660,370	$0.12

Effect of dilutive securities:
Stock options and awards	—	429,772		—	292,646

Diluted:
Net income	$10,389,000	43,976,009	$0.24	$5,078,000	42,953,016	$0.12

	For the six months ended June 30,
	2010			2009
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income	$20,370,000	43,125,016	$0.47	$7,811,000	42,653,164	$0.18

Effect of dilutive securities:
Stock options and awards	—	344,997		—	281,790

Diluted:
Net income	$20,370,000	43,470,013	$0.47	$7,811,000	42,934,954	$0.18

Options to purchase 64,889 shares at $9.07 per share and 200,000 shares at $11.20 per share were excluded from the calculation of dilutive earnings per share for the three months ended June 30, 2009 because they were anti-dilutive. Options to purchase 232,241 shares at $3.36 per share, 64,889 shares at $9.07 per share, and 200,000 shares at $11.20 per share were excluded from the calculation of dilutive earnings per share for the six months ended June 30, 2009 because they were anti-dilutive. There were no potential shares of common stock that were considered anti-dilutive during the three month and six month periods ended June 30, 2010.

10.	OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$10,389,000	$5,078,000	$20,370,000	$7,811,000

Other comprehensive income (loss):
Change in fair value of derivative instruments	4,368,000	(19,177,000)	2,960,000	(15,588,000)
Reclassification of settled contracts	4,194,000	(2,239,000)	9,378,000	(3,782,000)
Foreign currency translation adjustment	(1,830,000)	2,474,000	(541,000)	1,570,000

Total comprehensive income	$17,121,000	($13,864,000)	$32,167,000	($9,989,000)

11.	NEW ACCOUNTING STANDARDS

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

In October 2006, the Company began leasing the Louisiana building that it owns to an unrelated party. The cost of the building totaled approximately $217,000 and accumulated depreciation amounted to approximately $93,000 as of June 30, 2010. The lease commenced on October 15, 2006 and was extended to expire on October 14, 2010, with equal monthly installments of $10,500. The future lease payments due during the fiscal year ending December 31, 2010 are approximately $37,000.

13.	COMMITMENTS AND CONTINGENCIES

Plugging and Abandonment Funds

In connection with the acquisition in 1997 of the remaining 50% interest in the WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company can access the trust for use in plugging and abandonment charges associated with the property. As of June 30, 2010, the plugging and abandonment trust totaled approximately $3,128,000. At June 30, 2010, the Company has plugged 293 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.

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

14.	INSURANCE PROCEEDS

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

15.	HEDGING ACTIVITIES

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

At June 30, 2010 and December 31, 2009, the fair value of derivative assets and liabilities related to the forward sales contracts is as follows:

	June 30, 2010	December 31, 2009
Short-term derivative instruments – liability	$6,397,000	$18,735,000

All forward sales contracts have been executed in connection with the Company’s oil price hedging program. For forward sales contracts qualifying as cash flow hedges pursuant to FASB ASC 815, the realized contract price is included in oil sales in the period for which the underlying production was hedged.

For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. The Company did not recognize into earnings any amount related to hedge ineffectiveness for the three months and six months ended June 30, 2010 and 2009 as the hedges were deemed to be perfectly effective.

During the first quarter of 2009, the Company entered into forward sales contracts with the purchaser of the Company’s WCBB oil. The Company receives the fixed price amount stated in the contract. At June 30, 2010, the Company had the following forward sales contracts in place:

	Daily Volume (Bbls/day)	Weighted Average Price
July - December 2010	2,300	$58.24

16.	FAIR VALUE MEASUREMENTS

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

Level 3 – Significant inputs to the valuation model are unobservable.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes the Company’s financial and nonfinancial assets and liabilities by FASB ASC 820 valuation level as of June 30, 2010:

	Level 1	Level 2	Level 3
Assets:
Forward sales contracts	$—	$—	$—
Liabilities:
Forward sales contracts	$—	$6,397,000	$—

The estimated fair value of the Company’s forward sales contracts was based upon forward commodity prices based on quoted market prices, adjusted for differentials.

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 3 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the six months ended June 30, 2010 were approximately $765,000.

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

Overview

We are an independent oil and natural gas exploration and production company with our principal producing properties located along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields, and in West Texas in the Permian Basin. We recently acquired an acreage position in Western Colorado in the Niobrara Shale. We also hold a significant acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, and have interests in entities that operate in Southeast Asia, including the Phu Horm gas field in Thailand. We seek to achieve reserve growth and increase our cash flow through our annual drilling programs.

Second Quarter 2010 Operational Highlights

•	Oil and natural gas revenues increased 41% to $29.0 million for the three months ended June 30, 2010 from $20.7 million for the three months ended June 30, 2009.

•	Net income increased 105% to $10.4 million for the three months ended June 30, 2010 from $5.1 million for the three months ended June 30, 2009.

•	Production increased 22% to approximately 468,000 barrels of oil equivalent, or BOE, for the three months ended June 30, 2010 from approximately 384,000 BOE for the three months ended June 30, 2009.

•	During the three months ended June 30, 2010, we drilled 19 gross wells and recompleted 23 gross wells.

•	We purchased approximately 4,100 additional acres in the Permian Basin.

•

On May 19, 2010 we sold 1,481,481 shares of common stock in an underwritten public offering at a public offering price of $13.50 per share less the underwriting discount. On May 25, 2010, we sold an additional 187,022 shares of common stock at the public offer price less the underwriting discount in connection with the underwriter’s partial exercise of the over-allotment option granted to them by us. We received the aggregate net proceeds of approximately $21.6 million from the sale of these shares after deducting the underwriting discount and before offering expenses. A portion of the net proceeds from the offering was used to fund our Niobrara Shale and Permian Basin acquisitions. The remaining net proceeds from this offering were used for general corporate purposes including expenditures associated with our 2010 drilling programs.

2010 Production and Drilling Activity

During the three months ended June 30, 2010, our total net production was 402,000 barrels of oil, 297,000 thousand cubic feet of gas, or Mcf, and 677,000 gallons of liquids, for a total 468,000 BOE as compared to 354,000 barrels of oil, 81,000 Mcf of gas, and 700,000 gallons of liquids, or 384,000 BOE, for the three months ended June 30, 2009. Our total net production averaged approximately 5,139 BOE per day during the three months ended June 30, 2010 as compared to 4,223 BOE per day during the same period in 2009. The 22% increase in production is primarily related to the 2010 drilling and recompletion activities in our fields partially reduced by the sale of a majority of our production in the Bakken in the second and third quarters of 2009.

WCBB. From January 1, 2010 through July 31, 2010, we recompleted 40 existing wells and drilled 15 wells, of which 13 were completed as producers, one is waiting on completion and one is currently being drilled. We currently intend to recomplete a total of approximately 50 existing wells and drill a total of 19 to 21 new wells during 2010.

Aggregate net production from the WCBB field during the three months ended June 30, 2010 was 323,309 BOE, or 3,553 BOE per day, 90% of which was from oil. During July 2010, our average daily net production at WCBB was approximately 3,490 BOE, 97% of which was from oil and 3% of which was from natural gas. The decrease in July 2010 production was the result of downtime related to the installation of some new equipment.

East Hackberry Field. From January 1, 2010 through July 31, 2010, we recompleted six existing wells and drilled four wells, of which three were completed as producers and one is currently being drilled. During, 2009, we entered into a two year exploration agreement with an active gulf coast operator covering approximately 2,868 net acres adjacent to our field. We are the designated operator under the agreement and will participate in proposed wells with at least a 70% working interest. We have licensed approximately 54 square miles of 3-D seismic data covering a portion of the area and are reprocessing the data.

Aggregate net production from the East Hackberry field during the three months ended June 30, 2010 was approximately 76,117 BOE, or 836 BOE per day, 94% of which was from oil and 6% of which was from natural gas. During July 2010, our average daily net production at East Hackberry was approximately 1,134 BOE, 95% of which was from oil and 5% of which was from natural gas. The increase in July 2010 production was the result of our 2010 drilling activities.

West Hackberry Field. Aggregate net production from the West Hackberry field during the three months ended June 30, 2010 was approximately 2,967 BOE, or 33 BOE per day. During July 2010, our average daily net production at West Hackberry was approximately 39 BOE, 100% of which was from oil.

Permian Basin. On December 20, 2007, we completed the acquisition of approximately 4,100 net acres and 32 producing wells in West Texas in the Permian Basin for approximately $83.8 million, with an effective date of November 1, 2007. Subsequently, we have acquired approximately 9,800 additional net acres, bringing our total acreage position to 13,900 net acres.

Ten gross (five net) wells have been drilled on this acreage in 2010, with seven completed as producers, two waiting on completion and one well currently drilling. We currently anticipate that 14 to 16 additional gross (7 to 8 net) wells will be drilled on this acreage during 2010. In addition, we expect that ten gross (five net) wells will be recompleted on this acreage during 2010.

Aggregate net production from the Permian field during the three months ended June 30, 2010 was approximately 56,073 BOE, or 616 BOE per day. During July 2010, average daily net production at Permian was approximately 718 BOE, of which approximately 56% was oil, 27% was natural gas liquids and 17% was natural gas. The increase in July 2010 production was due to the completion of three wells and one recompletion during July 2010.

Niobrara Shale. We completed the acquisition of 24,468 net acres in the Niobrara Shale in Western Colorado on June 15, 2010. We are currently in the process of planning a 60 square mile 3-D seismic survey which we expect to begin permitting in the fall of 2010 and shooting in the spring of 2011. During the remainder of 2010, we currently anticipate drilling at least two vertical wells in the Niobrara Shale and performing hydraulic fracturing on a non-producing well already drilled on our Niobrara acreage.

Bakken. During May 2009, we sold approximately 12,270 net acres and approximately 190 net BOEPD of production for approximately $13.0 million, with an effective date of April 1, 2009. During September 2009, we sold approximately 5,721 net acres for $5.8 million with an effective date of July 1, 2009. As of July 31, 2010, we held approximately 900 net acres, interests in four wells and an overriding royalty interest in certain wells that might be drilled in the future.

Aggregate net production from the Bakken play during the three months ended June 30, 2010 was approximately 8,371 BOE, or 92 BOE per day. During July 2010, average daily net production in Bakken was approximately 63 BOE. This decrease in production was primarily the result of normal production declines.

Grizzly. During the third quarter of 2006, we, through our wholly owned subsidiary Grizzly Holdings Inc., purchased a 24.9999% interest in Grizzly Oil Sands ULC, or Grizzly. The remaining interests in Grizzly are owned by entities controlled by Wexford Capital LP, or Wexford. During 2006 and 2007, Grizzly acquired leases in the Athabasca region located in the Alberta Province near Fort McMurray near other oil sands development projects. Grizzly has approximately 527,000 acres under lease and our net investment in Grizzly was $24.6 million at June 30, 2010. In addition, we had loaned Grizzly $17,049,000 including interest and net of foreign currency adjustments, as of June 30, 2010. During the 2006/2007, 2007/2008, 2008/2009 and 2009/2010 winter delineation drilling seasons, Grizzly drilled an aggregate of 131 core holes and three water supply test wells, tested five separate lease blocks and conducted a seismic program. In March 2010, Grizzly filed an application for the development of an 11,300 barrel per day oil sand project at Algar Lake. Grizzly expects regulatory approval within 12 to 18 months of application submission, followed by an anticipated construction period of 18 months leading to first production. Grizzly is currently integrating recently released core data from offset operators into its geological models, analyzing the results and finalizing its 2010/2011 winter drilling program.

Thailand. During 2005, we purchased a 23.5% ownership interest in Tatex Thailand II, LLC, or Tatex, at a cost of $2.4 million. The remaining interests in Tatex are owned by entities controlled by Wexford. Tatex, a privately held entity, holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC, or APICO, an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering three million acres which includes the Phu Horm Field. As of June 30, 2010, our net investment in Tatex was $2.3 million. Our investment is accounted for on the equity method. Tatex accounts for its investment in APICO using the cost method. In December 2006, first gas sales were achieved at the Phu Horm field located in northeast Thailand. Phu Horm’s initial gross production was approximately 60 million cubic feet, or MMcf, per day. Gross production during the second quarter of 2010 was approximately 89 MMcf and 439 Bbls of oil per day. Hess Corporation operates the field with a 35% interest. Other interest owners include APICO (35% interest), PTTEP (20% interest) and ExxonMobil (10% interest). Our gross working interest (through Tatex as a member of APICO) in the Phu Horm field is 0.7%. Estimated proved reserves from the Phu Horm field as of December 31, 2008, net to our interest, are 2.739 BCF of gas. Since our ownership in the Phu Horm field is indirect and Tatex’s investment in APICO is accounted for by the cost method, these reserves are not included in our year-end reserve information.

During the first quarter of 2008, we purchased a 5% ownership interest in Tatex Thailand III, LLC, or Tatex III, at a cost of $850,000. In December 2009, we purchased an additional approximately 12.9% ownership interest at a cost of approximately $3.4 million bringing our total ownership interest to approximately 17.9%. Approximately 68.7% of the remaining interests in Tatex III are owned by entities controlled by Wexford. Affiliates of Wexford own approximately 34% of our outstanding common stock. Tatex III owns a concession covering one million acres. Tatex III recently completed a 3-D seismic survey on this concession. During the three months ended June 30, 2010, we paid $180,000 in cash calls bringing our total investment in Tatex III to $4.6 million.

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

Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Net capitalized costs are limited to the estimated future net revenues, after income taxes, discounted at 10% per year, from proven oil and natural gas reserves and the cost of the properties not subject to amortization. Such capitalized costs, including the estimated future development costs and site remediation costs, if any, are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled $27.9 million at June 30, 2010 and $17.5 million at December 31, 2009. These costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.

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

Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (a) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (b) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management’s opinion, it is more likely than not that some portion will not be realized. At June 30, 2010, a valuation allowance of $73.2 million had been provided for deferred tax assets based on the uncertainty of future taxable income.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2010 and 2009

We reported net income of $10,389,000 for the three months ended June 30, 2010, as compared to $5,078,000 for the three months ended June 30, 2009. This 105% increase in period-to-period net income was due primarily to a 22% increase in net production to 468,000 BOE and a 16% increase in realized BOE prices to $62.10 from $53.76 and a 3% decrease in lease operating expenses, partially offset by a 33% increase in general and administrative expenses and a 48% increase in production taxes.

Oil and Gas Revenues. For the three months ended June 30, 2010, we reported oil and natural gas revenues of $29,042,000 as compared to oil and natural gas revenues of $20,659,000 during the same period in 2009. This $8,383,000, or 41%, increase in revenues is primarily attributable to a 22% increase in net production to 468,000 BOE from 384,000 BOE and a 16% increase in realized BOE prices to $62.10 from $53.76 for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009.

The following table summarizes our oil and natural gas production and related pricing for the three months ended June 30, 2010, as compared to such data for the three months ended June 30, 2009:

	Three Months Ended June 30,
	2010	2009
Oil production volumes (MBbls)	402	354
Gas production volumes (MMcf)	297	81
Liquid production volumes (MGal)	677	700
Oil equivalents (Mboe)	468	384
Average oil price (per Bbl)	$67.24	$56.41
Average gas price (per Mcf)	$4.43	$2.89
Average liquids price (per gallon)	$1.02	$.64
Oil equivalents (per Boe)	$62.10	$53.76

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes decreased to $3,973,000 for the three months ended June 30, 2010 from $4,082,000 for the same period in 2009. This decrease is mainly the result of a decrease in expenses related to contract labor, equipment repairs and the rental of crew boats. In addition, the three months ended June 30, 2009 included $89,000 related to hurricane repairs compared to $2,000 related to hurricane repairs in the three months ended June 30, 2010.

Production Taxes. Production taxes increased to $3,541,000 for the three months ended June 30, 2010 from $2,385,000 for the same period in 2009. This increase was primarily related to a 41% increase in oil and gas revenues and a 16% increase in the average realized BOE price received.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $8,688,000 for the three months ended June 30, 2010, and consisted of $8,612,000 in depletion on oil and natural gas properties and $76,000 in depreciation of other property and equipment. This compares to total depreciation, depletion and amortization expense of $7,350,000 for the three months ended June 30, 2009. This increase was due to an increase in our full cost pool as a result of our capital activities and an increase in our production used to calculate our total DD&A expense.

General and Administrative Expenses. Net general and administrative expenses increased to $1,518,000 for the three months ended June 30, 2010 from $1,143,000 for the same period in 2009. This $375,000 increase was due to an increase in salaries, legal expenses and a decrease in administrative service reimbursements, partially offset by an increase in general and administrative overhead related to exploration and development activity capitalized to the full cost pool.

Accretion Expense. Accretion expense increased slightly to $151,000 for the three months ended June 30, 2010 from $144,000 for the same period in 2009.

Interest Expense. Interest expense increased to $613,000 for the three months ended June 30, 2010 from $439,000 for the same period in 2009 due to an increase in the interest rate paid as well as amortization of loan fees associated with our amended and restated credit facility with Bank of America, partially offset by a decrease in average debt outstanding. Total debt outstanding under our facilities with Bank of America was $45.5 million as of June 30, 2010 and $62.3 million as of the same date in 2009. Total weighted debt outstanding under our facilities with Bank of America was $47.3 million for the three months ended June 30, 2010 and $62.4 million for the same period in 2009. As of June 30, 2010, amounts borrowed under our revolving credit facility and our term loan with Bank of America bore interest of 3.85% and 3.25%, respectively.

Income Taxes. As of June 30, 2010, we had a net operating loss carry forward of approximately $55.7 million, in addition to numerous temporary differences, which gave rise to a deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At June 30, 2010, a valuation allowance of $73.2 million had been provided for deferred tax assets, with the exception of $533,000 related to alternative minimum taxes. We had $40,000 of state income tax for the three months ended June 30, 2010.

Comparison of the Six Months Ended June 30, 2010 and 2009

We reported net income of $20,370,000 for the six months ended June 30, 2010, as compared to $7,811,000 for the six months ended June 30, 2009. This 161% increase in period-to-period net income was due primarily to a 31% increase in realized BOE prices to $61.84 from $47.27, a 12% increase in net production to 912,000 BOE and a 10% decrease in lease operating expenses, partially offset by a 27% increase in general and administrative expenses and a 58% increase in production taxes.

Oil and Gas Revenues. For the six months ended June 30, 2010, we reported oil and natural gas revenues of $56,388,000 as compared to oil and natural gas revenues of $38,519,000 during the same period in 2009. This $17,869,000, or 46%, increase in revenues is primarily attributable to a 31% increase in realized BOE prices to $61.84 from $47.27 and a 12% increase in net production to 912,000 BOE for the six months ended June 30, 2010 from 815,000 BOE for the six months ended June 30, 2009.

The following table summarizes our oil and natural gas production and related pricing for the six months ended June 30, 2010, as compared to such data for the six months ended June 30, 2009:

	Six Months Ended June 30,
	2010	2009
Oil production volumes (MBbls)	818	754
Gas production volumes (MMcf)	381	160
Liquid production volumes (MGal)	1,285	1,423
Oil equivalents (Mboe)	912	815
Average oil price (per Bbl)	$65.18	$49.06
Average gas price (per Mcf)	$4.60	$3.85
Average liquids price (per gallon)	$1.04	$0.63
Oil equivalents (per Boe)	$61.84	$47.27

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes decreased to $8,149,000 for the six months ended June 30, 2010 from $9,069,000 for the same period in 2009. This decrease is mainly a result of a decrease in expenses related to contract labor, equipment repairs, gas purchased, well workover and the rental of crew boats. In addition, the six months ended June 30, 2009 included $439,000 related to hurricane repairs compared to $3,000 related to hurricane repairs in the six months ended June 30, 2010

Production Taxes. Production taxes increased to $6,733,000 for the six months ended June 30, 2010 from $4,270,000 for the same period in 2009. This increase was primarily related to a 46% increase in oil and gas revenues and a 31% increase in the average realized BOE price received.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $16,613,000 for the six months ended June 30, 2010, and consisted of $16,463,000 in depletion on oil and natural gas properties and $150,000 in depreciation of other property and equipment. This compares to total depreciation, depletion and amortization expense of $14,770,000 for the six months ended June 30, 2009. This increase was due to an increase in our full cost pool as a result of our capital activities and an increase in our production used to calculate our total DD&A expense.

General and Administrative Expenses. Net general and administrative expenses increased to $2,900,000 for the six months ended June 30, 2010 from $2,279,000 for the same period in 2009. This $621,000 increase was primarily due to an increase in franchise taxes as well as an increase in expenses related to salaries and other compensation, legal and a decrease in administrative service reimbursements, partially offset by an increase in general and administrative overhead related to exploration and development activity capitalized to the full cost pool.

Accretion Expense. Accretion expense increased slightly to $305,000 for the six months ended June 30, 2010 from $286,000 for the same period in 2009.

Interest Expense. Interest expense increased to $1,331,000 for the six months ended June 30, 2010 from $1,072,000 for the same period in 2009 due to an increase in the interest rate and the amortization of loan fees associated with our amended and restated credit facility with Bank of America, partially offset by a decrease in average debt outstanding under our facilities with Bank of America. Total debt outstanding under our facilities with Bank of America was $45.5 million as of June 30, 2010 and $62.3 million as of the same date in 2009. Total weighted debt outstanding under our facilities with Bank of America was $48.1 million for the six months ended June 30, 2010 and $63.2 million for the same period in 2009. As of June 30, 2010, amounts borrowed under our revolving credit facility and our term loan with Bank of America bore interest of 3.85% and 3.25%, respectively.

Income Taxes. As of June 30, 2010, we had a net operating loss carry forward of approximately $55.7 million, in addition to numerous temporary differences, which gave rise to a deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At June 30, 2010, a valuation allowance of $73.2 million had been provided for deferred tax assets, with the exception of $533,000 related to alternative minimum taxes. We had $40,000 of state income tax for the six months ended June 30, 2010.

Liquidity and Capital Resources

Overview. Historically, our primary sources of funds have been cash flow from our producing oil and natural gas properties, the issuance of equity securities and borrowings under our bank and other credit facilities. In addition, during 2009, we also received proceeds from the sale of Bakken assets, and in 2010 we received net proceeds (before offering expenses) of approximately $21.6 million from the sale of our common stock. Our ability to access any of these sources of funds can be significantly impacted by decreases in oil and natural gas prices or oil and natural gas production.

Net cash flow provided by operating activities was $34,635,000 for the six months ended June 30, 2010 as compared to net cash flow provided by operating activities of $22,871,000 for the same period in 2009. This increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 31% increase in net realized prices and a 12% increase in our net BOE production.

Net cash used in investing activities for the six months ended June 30, 2010 was $51,243,000 as compared to $16,005,000 for the same period in 2009. During the six months ended June 30, 2010, we spent $49,828,000 in additions to oil and natural gas properties, of which $10,134,000 was spent on our 2010 drilling and recompletion programs, $15,393,000 was spent on acquisitions in our Niobrara and Permian fields, $11,328,000 was spent on expenses attributable to the wells drilled during 2009, $2,984,000 was spent on our 2009 recompletions, $4,315,000 was spent on compressors and other facility enhancements, $912,000 was spent on plugging costs, $595,000 was spent on lease related costs and $1,872,000 was spent on tubulars, with the remainder attributable mainly to capitalized general and administrative expenses. In addition, $1,169,000 was loaned to Grizzly during the six months ended June 30, 2010. During the six months ended June 30, 2010, we used cash from operations and proceeds from our equity offering to fund our investing activities.

Net cash provided by financing activities for the six months ended June 30, 2010 was $17,188,000 as compared to net cash used by financing activities of $5,894,000 for the same period in 2009. The 2010 amount provided by financing activities is primarily attributable to the net proceeds of $21,401,000 from our equity offering, partially offset by principal payments of $4,021,000 on borrowings under our credit agreement with Bank of America. The 2009 amount used by financing activities is primarily attributable to principal payments on borrowings of $5,500,000 under our credit facility with Bank of America, partially offset by $10,000 received from the exercise of stock options.

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

The restated credit agreement contains certain affirmative and negative covenants, including, but not limited to the following financial covenants: (a) the ratio of funded debt to EBITDAX (net income before deductions for taxes, excluding unrealized gains and losses related to trading securities and commodity hedges, plus depreciation, depletion, amortization and interest expense, plus exploration costs deducted in determining net income under full cost accounting) for a twelve-month period may not be greater than 2.00 to 1.00; and (b) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with all covenants at June 30, 2010. We have also agreed with the lenders that we will maintain liquidity in an amount of $1.0 million as of May 31, 2010 and increasing by $1.0 million per month to $5.0 million by September 30, 2010 in the form of cash and/or available borrowings under our credit agreement. As we have historically, we continue to make all interest payments on time.

As of June 30, 2010, approximately $43.0 million was outstanding under the revolving credit facility, which is included in long-term debt, net of current maturities on the accompanying consolidated balance sheet. Amounts borrowed under the credit facility bear interest at the Eurodollar rate plus 3.50% (3.85% at June 30, 2010). We have used the proceeds of our borrowings under the credit facility for the development of our oil and natural gas properties and other capital expenditures, acquisition opportunities and for other general corporate purposes.

As noted above, our revolving credit facility currently matures in April 2011. As we have historically, we continue to make all interest payments on time and since December 2008, have made principal payments of approximately $47.5 million on our revolving credit facility with no additional borrowings thereunder. Although we have had preliminary discussions with various lenders regarding a new revolving credit facility and have received proposed term sheets from such lenders, no definitive agreement has been reached at this time regarding the refinancing of our revolving credit facility. We intend to proceed with the loan documentation process with the selected lenders in the near future.

On July 10, 2006, we entered into a $5.0 million term loan agreement with Bank of America, N.A. related to the purchase of new gas compressor units. The loan began amortizing quarterly on March 31, 2007 on a straight-line basis over seven years based on the outstanding principal balance at December 31, 2006. Amounts borrowed bear interest at Bank of America prime (3.25% at June 30, 2010). We make quarterly interest payments on amounts borrowed under the agreement. Our obligations under the agreement are collateralized by a lien on the compressor units. As of June 30, 2010, approximately $2.5 million was outstanding under this agreement, of which $714,000 and $1.8 million are included in current maturities of long-term debt and long-term debt, net of current maturities, respectively, on our accompanying consolidated balance sheet.

Building Loans. In June 2004, we purchased the office building we occupy in Oklahoma City, Oklahoma for $3.7 million. One of the two loans associated with this building, with an original principal amount of $389,000, matured in March 2006 and bore interest at a rate of 6% per annum. The other loan associated with this building, with an original principal amount of $3.0 million, matures in June 2011 and bears interest at a rate of 6.5% per annum. As of June 30, 2010, approximately $2.5 million was outstanding on this loan. The loan requires monthly interest and principal payments and is collateralized by the related land and building.

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

Our inventory of prospects includes approximately 21 drilling locations at WCBB. The drilling schedule used in our December 31, 2009 reserve report anticipates that all of those wells will be drilled by 2012. From January 1, 2010 through July 31, 2010, we recompleted 40 wells and drilled 15 wells, with 13 completed as producers, one waiting on completion and one currently drilling. We currently intend to recomplete an additional 10 wells and drill an additional five new wells during 2010. Our aggregate drilling and recompletion expenditures are currently estimated to be approximately $31.0 million to $33.0 million to drill 19 to 21 new wells and recomplete approximately 50 existing wells in our WCBB field during 2010.

In our East Hackberry field, from January 1, 2010 through July 31, 2010, we recompleted six existing wells and drilled four wells, of which three were completed as producers and one well is currently drilling. We currently intend to drill another two new wells during 2010. Total capital expenditures for our East Hackberry field during 2010 are estimated at $12.0 to $13.0 million.

In the Permian Basin, we have identified 183 gross (89 net) future development drilling locations. Ten gross (five net) wells have been drilled on this acreage in 2010, of which seven were completed as producers, two are waiting on completion and one well is currently drilling. We currently anticipate drilling 14 to 16 additional gross (7 to 8 net) wells during 2010. In addition, we expect that ten gross (five net) wells will be recompleted on this acreage during 2010. We currently anticipate that our capital requirements to drill a total of 24 to 26 gross (12 to 13 net) wells and recomplete ten gross (five net) wells in the Permian Basin in West Texas will be approximately $16.0 to $18.0 million during 2010.

In the Niobrara Shale in Western Colorado, we are currently in the process of planning a 60 square mile 3-D seismic survey which we expect to begin permitting in the fall of 2010 and shooting in the spring of 2011. During the remainder of 2010, we currently expect drilling at least two vertical wells in the Niobrara Shale and perform hydraulic fracturing on a non-producing well already drilled on our Niobrara acreage. We currently anticipate that our total capital expenditures in the Niobrara Shale will be approximately $1.0 to $2.0 million in 2010.

During the third quarter of 2006, we purchased a 24.9999% interest in Grizzly. As of June 30, 2010, our net investment in Grizzly was approximately $24.6 million. In addition, we have loaned Grizzly $17,049,000 including interest and net of foreign currency adjustments as of June 30, 2010. Our capital requirements in 2010 for this project are estimated to be approximately $5.0 million, primarily for the expenses associated with the initial preparations of the Algar Lake facility and planned drilling activity during the 2010-2011 winter drilling season.

Capital expenditures in 2010 relating to our interest in Thailand are expected to be approximately $0.8 million, which we believe will be mostly funded from our share of production from the Phu Horm field.

Our total capital expenditures for 2010 are currently estimated to be in the range of $65.0 to $70.0 million. This is up significantly from the $45.0 million spent in 2009 due to improved commodity pricing and cost environment. In response to the challenging economic conditions existing at the time, we reduced our 2009 drilling and other capital activities. In addition, through our cost reduction initiatives, AFE costs have been reduced by 35% to 40% from costs quoted in 2008. We intend to continue to monitor pricing and cost developments and make adjustments to our capital expenditure program as warranted.

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

Commodity Price Risk

In 2009, we entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $55.17 per barrel, before transportation costs and differentials, for the period April 2009 to August 2009. We also entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs and differentials, for the period September 2009 to December 2009. In 2009, we terminated forward sales contracts for the months of March and May 2009 for an aggregate of approximately $2.0 million. For the period January 2010 through February 2010, we entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs and differentials. For the period March 2010 through December 2010, we have entered into forward sales contracts for the sale of 2,300 barrels of WCBB production per day at a weighted average daily price of $58.24 per barrel, before transportation costs and differentials. Under these contracts, we have committed to deliver approximately 45% of our estimated 2010 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These forward sales contracts are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815 and related pronouncements.

Commitments

In connection with the acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we could access the trust for use in plugging and abandonment charges associated with the property. As of June 30, 2010, the plugging and abandonment trust totaled approximately $3,128,000. At June 30, 2010, we had plugged 293 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which provides amendments to FASB ASC Topic 820, “Fair Value Measurements and Disclosure,” (FASB ASC 820). FASB ASC 820 requires additional disclosures about (a) the different classes of assets and liabilities measured at fair value, (b) the valuation techniques and inputs used, (c) the activity in Level 3 fair value measurements, and (d) significant transfers between Levels 1, 2 and 3. The updated guidance is effective for annual and interim periods beginning after December 15, 2009. We adopted FASB ASC 820 effective January 1, 2010. The adoption did not have a material impact on our consolidated financial statements.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Our revenues, operating results, profitability, future rate of growth and the carrying value of our oil and natural gas properties depend primarily upon the prevailing prices for oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors, including: worldwide and domestic supplies of oil and natural gas; the level of prices, and expectations about future prices, of oil and natural gas; the cost of exploring for, developing, producing and delivering oil and natural gas; the expected rates of declining current production; weather conditions, including hurricanes, that can affect oil and natural gas operations over a wide area; the level of consumer demand; the price and availability of alternative fuels; technical advances affecting energy consumption; risks associated with operating drilling rigs; the availability of pipeline capacity; the price and level of foreign imports; domestic and foreign governmental regulations and taxes; the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; political instability or armed conflict in oil and natural gas producing regions; and the overall economic environment. These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, the West Texas Intermediate posted price for crude oil has ranged from a low of $30.28 per barrel, or bbl, in December 2008 to a high of $145.31 per bbl in July 2008. The Henry Hub spot market price of natural gas has ranged from a low of $1.83 per million British thermal units, or MMBtu, in September 2009 to a high of $15.52 per MMBtu in January 2006. On June 30, 2010, the West Texas Intermediate posted price for crude oil was $75.59 per bbl and the Henry Hub spot market price of natural gas was $4.62 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations.

In 2009, we entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $55.17 per barrel, before transportation costs and differentials, for the period April 2009 to August 2009. We also entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs and differentials, for the period September 2009 to December 2009. In 2009, we terminated forward sales contracts for the months of March and May 2009 for an aggregate of approximately $2.0 million. For the period January 2010 through February 2010, we entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs and differentials. For the period March 2010 through December 2010, we have entered into forward sales contracts for the sale of 2,300 barrels of WCBB production per day at a weighted average daily price of $58.24 per barrel, before transportation costs and differentials. Under these contracts, we have committed to deliver approximately 45% of our estimated 2010 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These forward sales contracts are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815 and related pronouncements.

Our revolving credit facility and term loans with Bank of America are structured under floating rate terms and, as such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. Borrowings under our revolving credit facility with Bank of America bear interest at the Eurodollar rate plus 3.50% (3.85% at June 30, 2010). Borrowings under our compressor term loan with Bank of America bear interest at Bank of America prime (3.25% at June 30, 2010). Based on the current debt structure, a 1% increase in interest rates would increase interest expense by approximately $455,000 per year, based on an aggregate of $45.5 million outstanding under our credit facilities as of June 30, 2010. As of June 30, 2010, we did not have any interest rate swaps to hedge our interest risks.

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

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Vice President and Chief Financial Officer have concluded that as of June 30, 2010, our disclosure controls and procedures are effective.

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

ITEM 1A.	RISK FACTORS.

See risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	Not Applicable.

(c)	We do not have a share repurchase program, and during the three months ended June 30, 2010, we did not purchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

3.2	Certificate of Amendment No. 1 to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 6, 2009).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 12, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

4.2	Form of Warrant Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

4.3	Registration Rights Agreement, dated as of February 23, 2005, by and among the Company, Southpoint Fund LP, a Delaware limited partnership, Southpoint Qualified Fund LP, a Delaware limited partnership and Southpoint Offshore Operating Fund, LP, a Cayman Islands exempted limited partnership (incorporated by reference to Exhibit 10.7 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2005).

4.4	Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.3 of Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on November 11, 2005).

4.5	Amendment No. 1, dated February 14, 2006, to the Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.15 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2006).

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2010	GULFPORT ENERGY CORPORATION

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