Form 10-Q
period 2011-09-30
GULFPORT ENERGY CORP
filed 2011-11-04
CIK 874499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

As of November 1, 2011, 50,944,254 shares of common stock were outstanding.

GULFPORT ENERGY CORPORATION

GULFPORT ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$22,711,000	$2,468,000
Accounts receivable - oil and gas	22,018,000	14,952,000
Accounts receivable - related parties	2,479,000	573,000
Prepaid expenses and other current assets	1,609,000	1,732,000
Short-term derivative instruments	6,752,000	—

Total current assets	55,569,000	19,725,000

Property and equipment:
Oil and natural gas properties, full-cost accounting, $108,678,000 and $16,778,000 excluded from amortization in 2011 and 2010, respectively	957,752,000	747,344,000
Other property and equipment	7,746,000	7,609,000
Accumulated depletion, depreciation, amortization and impairment	(553,428,000)	(512,822,000)

Property and equipment, net	412,070,000	242,131,000

Other assets
Equity investments	56,029,000	33,021,000
Note receivable - related party	22,220,000	20,006,000
Long-term derivative instruments	1,987,000	—
Other assets	4,989,000	4,182,000

Total other assets	85,225,000	57,209,000

Deferred tax asset	573,000	628,000

Total assets	$553,437,000	$319,693,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$61,160,000	$41,155,000
Asset retirement obligation - current	635,000	635,000
Short-term derivative instruments	—	4,720,000
Current maturities of long-term debt	139,000	2,417,000

Total current liabilities	61,934,000	48,927,000

Asset retirement obligation - long-term	11,640,000	10,210,000
Long-term debt, net of current maturities	2,178,000	49,500,000

Total liabilities	75,752,000	108,637,000

Commitments and contingencies (Note 12)
Preferred stock, $.01 par value; 5,000,000 authorized,
30,000 authorized as redeemable 12% cumulative preferred stock,
Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock - $.01 par value, 100,000,000 authorized, 50,944,254 issued and outstanding in 2011 and 44,645,435 in 2010	509,000	446,000
Paid-in capital	475,703,000	296,253,000
Accumulated other comprehensive income (loss)	7,900,000	(1,768,000)
Retained earnings (accumulated deficit)	(6,427,000)	(83,875,000)

Total stockholders’ equity	477,685,000	211,056,000

Total liabilities and stockholders’ equity	$553,437,000	$319,693,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Oil and condensate sales	$56,447,000	$31,558,000	$154,559,000	$84,853,000
Gas sales	923,000	1,061,000	3,155,000	2,813,000
Natural gas liquids sales	653,000	654,000	2,346,000	1,995,000
Other income (expense)	58,000	124,000	248,000	236,000

	58,081,000	33,397,000	160,308,000	89,897,000

Costs and expenses:
Lease operating expenses	5,744,000	4,063,000	15,103,000	12,212,000
Production taxes	6,281,000	3,657,000	18,520,000	10,390,000
Depreciation, depletion, and amortization	14,736,000	10,299,000	40,606,000	26,912,000
General and administrative	2,034,000	1,538,000	6,209,000	4,438,000
Accretion expense	168,000	156,000	491,000	461,000

	28,963,000	19,713,000	80,929,000	54,413,000

INCOME FROM OPERATIONS:	29,118,000	13,684,000	79,379,000	35,484,000

OTHER (INCOME) EXPENSE:
Interest expense	225,000	823,000	1,163,000	2,154,000
Interest income	(64,000)	(33,000)	(139,000)	(244,000)
(Income) loss from equity method investments	(52,000)	216,000	906,000	486,000

	109,000	1,006,000	1,930,000	2,396,000

INCOME BEFORE INCOME TAXES	29,009,000	12,678,000	77,449,000	33,088,000

INCOME TAX EXPENSE:	—	—	1,000	40,000

NET INCOME	$29,009,000	$12,678,000	$77,448,000	$33,048,000

NET INCOME PER COMMON SHARE:
Basic	$0.58	$0.28	$1.63	$0.76

Diluted	$0.57	$0.28	$1.61	$0.75

Weighted average common shares outstanding - Basic	50,407,240	44,571,478	47,549,672	43,612,468
Weighted average common shares outstanding - Diluted	50,905,962	44,873,106	48,008,368	43,977,265

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2011	44,645,435	$446,000	$296,253,000	$(1,768,000)	$(83,875,000)	$211,056,000
Net income	—	—	—	—	77,448,000	77,448,000
Other Comprehensive Income:
Foreign currency translation adjustment	—	—	—	(3,285,000)	—	(3,285,000)
Change in fair value of derivative instruments	—	—	—	9,611,000	—	9,611,000
Reclassification of settled contracts	—	—	—	3,342,000	—	3,342,000

Total Comprehensive Income						87,116,000
Stock Compensation	—	—	837,000	—	—	837,000
Issuance of Common Stock in public offering, net of related expenses	6,210,000	62,000	178,217,000	—	—	178,279,000
Issuance of Common Stock through exercise of options	41,000	1,000	396,000	—	—	397,000
Issuance of Restricted Stock	47,819	—	—	—	—	—

Balance at September 30, 2011	50,944,254	$509,000	$475,703,000	$7,900,000	$(6,427,000)	$477,685,000

Balance at January 1, 2010	42,696,409	$427,000	$273,901,000	$(18,039,000)	$(131,238,000)	$125,051,000
Net income	—	—	—	—	33,048,000	33,048,000
Other Comprehensive Income:
Foreign currency translation adjustment	—	—	—	694,000	—	694,000
Change in fair value of derivative instruments	—	—	—	709,000	—	709,000
Reclassification of settled contracts	—	—	—	13,926,000	—	13,926,000

Total Comprehensive Income						48,377,000
Stock Compensation	—	—	338,000	—	—	338,000
Issuance of Common Stock in public offering, net of related expenses	1,668,503	17,000	21,346,000	—	—	21,363,000
Issuance of Common Stock through exercise of warrants	172,269	2,000	203,000	—	—	205,000
Issuance of Common Stock through exercise of options	12,000	—	27,000	—	—	27,000
Issuance of Restricted Stock	41,888	—	—	—	—	—

Balance at September 30, 2010	44,591,069	$446,000	$295,815,000	$(2,710,000)	$(98,190,000)	$195,361,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$77,448,000	$33,048,000
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount - Asset Retirement Obligation	491,000	461,000
Depletion, depreciation and amortization	40,606,000	26,912,000
Stock-based compensation expense	502,000	203,000
Loss from equity investments	906,000	486,000
Interest income - note receivable	(117,000)	(232,000)
Unrealized gain on derivative instruments	(506,000)	—
Deferred income tax benefit	55,000	—
Amortization of loan commitment fees	383,000	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,066,000)	(3,024,000)
Increase in accounts receivable - related party	(1,906,000)	(176,000)
Decrease in prepaid expenses	123,000	207,000
Increase in other assets	—	(711,000)
Increase in accounts payable and accrued liabilities	11,127,000	2,313,000
Settlements of asset retirement obligation	—	(1,253,000)

Net cash provided by operating activities	122,046,000	58,234,000

Cash flows from investing activities:
Deductions to cash held in escrow	8,000	8,000
Additions to other property, plant and equipment	(137,000)	(330,000)
Additions to oil and gas properties	(202,164,000)	(72,260,000)
Proceeds from sale of oil and gas properties	1,384,000	—
Advances on note receivable to related party	(3,182,000)	(2,957,000)
Contributions to investment in Grizzly Oil Sands ULC	(17,902,000)	—
Distribution from investment in Tatex Thailand II, LLC	750,000	565,000
Contribution to investment in Tatex Thailand III, LLC	(2,953,000)	(224,000)
Contribution to investment in Bison Drilling and Field Services LLC	(6,009,000)	—

Net cash used in investing activities	(230,205,000)	(75,198,000)

Cash flows from financing activities:
Principal payments on borrowings	(84,600,000)	(49,982,000)
Borrowings on line of credit	35,000,000	45,700,000
Loan commitment fees	(674,000)	—
Proceeds from issuance of common stock, net of offering costs, and exercise of stock options	178,676,000	21,595,000

Net cash provided by financing activities	128,402,000	17,313,000

Net increase in cash and cash equivalents	20,243,000	349,000

Cash and cash equivalents at beginning of period	2,468,000	1,724,000

Cash and cash equivalents at end of period	$22,711,000	$2,073,000

Supplemental disclosure of cash flow information:
Interest payments	$912,000	$1,564,000

Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$335,000	$135,000

Asset retirement obligation capitalized	$939,000	$1,195,000

Foreign currency translation gain (loss) on investment in Grizzly Oil Sands ULC	$(2,200,000)	$433,000

Foreign currency translation gain (loss) on note receivable - related party	$(1,085,000)	$261,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These consolidated financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company’s most recent annual report on Form 10-K. Results for the three month and nine month periods ended September 30, 2011 are not necessarily indicative of the results expected for the full year.

1.	ACQUISITION

Beginning in February 2011, the Company entered into agreements to acquire certain leasehold interests located in the Utica Shale in Ohio. Certain of the agreements also grant the Company an exclusive right of first refusal for a period of six months on certain additional tracts leased by the seller. Affiliates of Gulfport have agreed to participate with the Company on a 50/50 basis in the acquisition of all leases described above. Gulfport will be the operator on this acreage in the Utica Shale. As of September 30, 2011, the Company had acquired leasehold interests in approximately 75,000 gross (37,500 net) acres in the Utica Shale for approximately $85.4 million. Gulfport funded these transactions with a portion of the proceeds from public offerings of an aggregate of 6.2 million shares of the Company’s common stock completed in March and July of 2011. The Company received aggregate net proceeds (before offering expenses) of approximately $179.1 million from the equity offerings, as discussed below in Note 7. The Company also has commitments which could increase its acreage position in the Utica Shale to approximately 125,000 gross (62,500 net) leasehold acres. The Company intends to continue to pursue opportunities in this area.

2.	ACCOUNTS RECEIVABLE – RELATED PARTY

Included in the accompanying September 30, 2011 and December 31, 2010 consolidated balance sheets are amounts receivable from related parties of the Company. These receivables represent amounts billed by the Company for general and administrative functions, such as accounting, human resources, legal, and technical support, performed by Gulfport’s personnel on behalf of these related parties. These services are solely administrative in nature and for entities in which the Company has no property interests. The amounts reimbursed to the Company for these services are for the purpose of Gulfport recovering costs associated with the services and do not include the assessment of any fees or other amounts beyond the estimated costs of performing such services. The receivables also include amounts billed by the Company to related parties as operator of the Company’s Colorado and Ohio oil and gas properties. At September 30, 2011 and December 31, 2010, these receivable amounts totaled $2,479,000 and $573,000, respectively. No amounts were reimbursed for general and administrative functions during the three months and nine months ended September 30, 2011 with the exception of $467,000 and $867,000, respectively, billed under the acquisition team agreement discussed below. No amounts were reimbursed for general and administrative functions during the three months and nine months ended September 30, 2010.

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

Wexford Capital LP (“Wexford”) controls and/or owns a greater than 10% interest in each of these entities. An affiliate of Wexford owns approximately 16.8% of Gulfport’s outstanding common stock.

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

The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Oil and natural gas properties	$957,752,000	$747,344,000
Office furniture and fixtures	3,414,000	3,277,000
Building	4,049,000	4,049,000
Land	283,000	283,000

Total property and equipment	965,498,000	754,953,000
Accumulated depletion, depreciation, amortization and impairment	(553,428,000)	(512,822,000)

Property and equipment, net	$412,070,000	$242,131,000

Included in oil and natural gas properties at September 30, 2011 is the cumulative capitalization of $22,252,000 in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $1,338,000 and $4,126,000 for the three months and nine months ended September 30, 2011, respectively, and $1,044,000 and $3,015,000 for the three months and nine months ended September 30, 2010, respectively.

At September 30, 2011, approximately $5,708,000 of oil and gas properties related to the Company’s Belize properties is excluded from amortization as they relate to non-producing properties. In addition, approximately $10,349,000 of non-producing leasehold costs resulting from the Company’s acquisition of West Texas Permian properties, $302,000 of non-producing leasehold costs related to the Company’s Bakken properties and $4,342,000 of non-producing leasehold costs related to the Company’s Colorado properties are excluded from amortization at September 30, 2011. Approximately $1,088,000 of non-producing leasehold costs related to the Company’s Southern Louisiana assets, $86,855,000 of non-producing leasehold costs related to the Company’s Ohio leasehold costs and $34,000 of non-producing leasehold costs related to other projects are also excluded from amortization at September 30, 2011.

The Company evaluates the costs excluded from its amortization calculation at least annually. Subject to industry conditions and the level of the Company’s activities, the inclusion of most of the above referenced costs into the Company’s amortization calculation is expected to occur within three to five years.

A reconciliation of the asset retirement obligation for the nine months ended September 30, 2011 and 2010 is as follows:

	September 30, 2011	September 30, 2010
Asset retirement obligation, beginning of period	$10,845,000	$10,153,000
Liabilities incurred	939,000	1,195,000
Liabilities settled	—	(1,253,000)
Accretion expense	491,000	461,000

Asset retirement obligation as of end of period	12,275,000	10,556,000

Less current portion	635,000	635,000

Asset retirement obligation, long-term	$11,640,000	$9,921,000

4.	EQUITY INVESTMENTS

	September 30, 2011	December 31, 2010
Investment in Tatex Thailand II, LLC	$1,150,000	$1,907,000
Investment in Tatex Thailand III, LLC	7,414,000	4,660,000
Investment in Grizzly Oil Sands ULC	41,161,000	26,454,000
Investment in Bison Drilling and Field Services LLC	6,304,000	—

	$56,029,000	$33,021,000

Tatex Thailand II, LLC

During 2005, the Company purchased a 23.5% ownership interest in Tatex Thailand II, LLC (“Tatex”) at a cost of $2,400,000. The remaining interests in Tatex are owned by entities controlled by Wexford. Tatex, a non-public entity, holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering two million acres which includes the Phu Horm Field. During the nine months ended September 30, 2011, Gulfport received $750,000 in distributions, reducing its total net investment in Tatex to $1,150,000. The loss on equity investment related to Tatex was immaterial for the nine months ended September 30, 2011 and 2010.

Tatex Thailand III, LLC

During the first quarter of 2008, the Company purchased a 5% ownership interest in Tatex Thailand III, LLC (“Tatex III”) at a cost of $850,000. In December 2009, the Company purchased an additional approximately 12.9% ownership interest at a cost of approximately $3,385,000 bringing its total ownership interest to approximately 17.9%. Approximately 68.7% of the remaining interests in Tatex III are owned by entities controlled by Wexford. During the nine months ended September 30, 2011, Gulfport paid $2,953,000 in cash calls, increasing its total net investment in Tatex III (including previous investments) to $7,414,000. The Company recognized a loss on equity investment of $199,000 and $149,000 for the nine months ended September 30, 2011 and 2010, respectively, which is included in (income) loss from equity method investments in the consolidated statements of operations.

Grizzly Oil Sands ULC

During the third quarter of 2006, the Company, through its wholly owned subsidiary Grizzly Holdings Inc., purchased a 24.9999% interest in Grizzly, a Canadian unlimited liability company, for approximately $8,199,000. The remaining interests in Grizzly are owned by entities controlled by Wexford. During 2006 and 2007, Grizzly acquired leases in the Athabasca region located in the Alberta Province near Fort McMurray near other oil sands development projects. Grizzly has drilled core holes and water supply test wells in nine separate lease blocks for feasibility of oil production and conducted a seismic program. In March 2010, Grizzly filed an application in Alberta, Canada for the development of an 11,300 barrel per day SAGD facility at Algar Lake. In October 2011, the Alberta Energy Resources Conservation Board (ERCB) and Ministry of Environment completed their review of Grizzly’s Algar Lake Project and have prepared their approval documents. A request has been made to the Government of Alberta to provide an Order-in Council authorizing the ERCB to issue the formal approval to Grizzly. As of September 30, 2011, Gulfport’s net investment in Grizzly was $41,161,000. During the nine months ended September 30, 2011, the Company paid $17,902,000 in cash calls. Grizzly’s functional currency is the Canadian dollar. The Company’s investment in Grizzly was decreased by $3,138,000 and $2,200,000 as a result of a currency translation loss for the three months and nine months ended September 30, 2011, respectively. The Company recognized a loss on equity investment of $182,000 and $995,000 for the three months and nine months ended September 30, 2011, respectively, and $171,000 and $336,000 for the three months and nine months ended September 30, 2010, respectively, which is included in (income) loss from equity method investments in the consolidated statements of operations.

The Company, through its wholly owned subsidiary Grizzly Holdings Inc., entered into a loan agreement with Grizzly effective January 1, 2008, under which Grizzly may borrow funds from the Company. Borrowed funds initially bore interest at LIBOR plus 400 basis points and had an original maturity date of December 31, 2012. Effective April 1, 2010, the loan agreement was amended to modify the interest rate to 0.69% and change the maturity date to December 31, 2011. Effective October 15, 2010, the loan agreement was further amended to change the maturity date to December 31, 2012. Interest is paid on a paid-in-kind basis by increasing the outstanding balance of the loan. The Company loaned Grizzly approximately $3,182,000 during the nine months ended September 30, 2011. The Company recognized interest income of approximately $41,000 and $117,000 for the three months and nine months ended September 30, 2011, respectively, and $31,000 and $232,000 for the three months and nine months ended September 30, 2010, respectively, which is included in interest income in the consolidated statements of operations. The note balance was decreased by approximately $1,717,000 and $1,085,000 as a result of a currency translation loss for the three months and nine months ended September 30, 2011, respectively. The total $22,220,000 due from Grizzly at September 30, 2011 is included in note receivable – related party on the accompanying consolidated balance sheets.

Bison Drilling and Field Services LLC

During the third quarter of 2011, the Company purchased a 25% ownership interest in Bison Drilling and Field Services LLC (“Bison”) at a cost of $6,009,000, subject to adjustment. The remaining interests in Bison are owned by entities controlled by Wexford. Bison owns and operates four drilling rigs. The Company recognized income on equity investment of $295,000 for the nine months ended September 30, 2011, which is included in (income) loss from equity method investments in the consolidated statements of operations.

5.	OTHER ASSETS

Other assets consist of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Plugging and abandonment escrow account on the WCBB properties (Note 12)	$3,121,000	$3,129,000
Certificates of deposit securing letter of credit	275,000	275,000
Prepaid drilling costs	244,000	7,000
Loan commitment fees	1,345,000	767,000
Deposits	4,000	4,000

	$4,989,000	$4,182,000

6.	LONG-TERM DEBT

A breakdown of long-term debt as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
Revolving credit agreement (1)	$—	$49,500,000
Building loans (2)	2,317,000	2,417,000
Less: current maturities of long term debt	(139,000)	(2,417,000)

Debt reflected as long term	$2,178,000	$49,500,000

Maturities of long-term debt as of September 30, 2011 are as follows:

2012	$139,000
2013	147,000
2014	156,000
2015	166,000
2016	1,709,000
Thereafter	—

Total	$2,317,000

(1)	On September 30, 2010, the Company entered into a $100.0 million senior secured revolving credit agreement with The Bank of Nova Scotia, as administrative agent and letter of credit issuer and lead arranger, and Amegy Bank National Association (“Amegy Bank”). This revolving credit facility initially matured on September 30, 2013 and had a borrowing base availability of $50.0 million, which was increased to $65.0 million effective December 24, 2010. The credit agreement is secured by substantially all of the Company’s assets. The Company’s wholly-owned subsidiaries guarantee the obligations of the Company under the credit agreement.

On May 3, 2011, the Company entered into a first amendment to the revolving credit agreement with The Bank of Nova Scotia, Amegy Bank, Key Bank National Association (“Key Bank”) and Société Générale. Pursuant to the terms of the first amendment, Key Bank and Société Générale were added as additional lenders, the maximum amount of the facility was increased to $350.0 million, the borrowing base was increased to $90.0 million, certain fees and rates payable by the Company under the credit agreement were decreased, and the maturity date was extended until May 3, 2015. On October 31, 2011, the Company entered into subsequent amendments to its revolving credity facility pursuant to which the borrowing base under this facility was increased to $125.0 million. As of September 30, 2011, the Company had no balance outstanding under the credit agreement.

Advances under the credit agreement, as amended, may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 1.00% to 2.50%, plus (2) the highest of: (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 2.00% to 3.50%, plus (2) the London interbank offered rate that appears on Reuters Screen LIBOR01 Page for deposits in U.S. dollars, or, if such rate is not available, the offered rate on such other page or service that displays the average British Bankers Association Interest Settlement Rate for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. At July 20, 2011 (the latest date during the nine months ended September 30, 2011 on which the Company had borrowings outstanding), amounts borrowed under the credit agreement bore interest at the Eurodollar rate (2.44%).

The credit agreement contains customary negative covenants including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in the credit agreement. The credit agreement also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of funded debt to EBITDAX (net income, excluding any non-cash revenue or expense associated with swap contracts resulting from ASC 815, plus without duplication and to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) non-cash losses from minority investments, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offering, and less non-cash income attributable to equity income from minority investments) for a twelve-month period may not be greater than 2.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. The Company was in compliance with all covenants at September 30, 2011.

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

On August 3, 2011, the Company granted 30,000 shares of restricted common stock of the Company to employees of the Company at a fair value of approximately $1,024,000. The shares vest annually over five years beginning on September 17, 2011. All shares of restricted common stock of the Company were granted under the Amended and Restated 2005 Stock Incentive Plan.

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

During the three months and nine months ended September 30, 2011, the Company’s stock-based compensation expense was $384,000 and $837,000, respectively, of which the Company capitalized $154,000 and $335,000, respectively, relating to its exploration and development efforts. During the three months and nine months ended September 30, 2010, the Company’s stock based compensation expense was $105,000 and $338,000, respectively, of which the Company capitalized $42,000 and $135,000, respectively, relating to its exploration and development efforts. Stock based compensation included in general and administrative expense reduced basic and diluted earnings per share by $0.00 and $0.01 each for the three months and nine months ended September 30, 2011, and $0.00 and $0.00 each for the three months and nine months ended September, 30, 2010, respectively. Options and restricted common stock are reported as share based payments and their fair value is amortized to expense using the straight-line method over the vesting period. The shares of stock issued once the options are exercised will be from authorized but unissued common stock.

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

No stock options were issued during the nine months ended September 30, 2011 and 2010.

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

A summary of the status of stock options and related activity for the nine months ended September 30, 2011 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	458,241	$7.23	4.48	$6,621,000

Granted	—	—
Exercised	(41,000)	9.67		710,000
Forfeited/expired	—	—

Options outstanding at September 30, 2011	417,241	$6.99	3.71	$7,172,000

Options exercisable at September 30, 2011	417,241	$6.99	3.71	$7,172,000

Unrecognized compensation expense as of September 30, 2011 related to outstanding stock options and restricted shares was $4,750,000. The expense is expected to be recognized over a weighted average period of 2.23 years.

The following table summarizes information about the stock options outstanding at September 30, 2011:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (in years)	Number Exercisable
$3.36	217,241	3.31	217,241
$9.07	25,000	3.94	25,000
$11.20	175,000	4.17	175,000

	417,241		417,241

The following table summarizes restricted stock activity for the nine months ended September 30, 2011:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2010	113,386	$11.72
Granted	136,666	31.15
Vested	(47,819)	11.65
Forfeited	—	—

Unvested shares as of September 30, 2011	202,233	$24.87

9.	EARNINGS PER SHARE

	For the Three Months Ended September 30,
	2011			2010
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income	$29,009,000	50,407,240	$0.58	$12,678,000	44,571,478	$0.28

Effect of dilutive securities:
Stock options and awards	—	498,722		—	301,628

Diluted:
Net income	$29,009,000	50,905,962	$0.57	$12,678,000	44,873,106	$0.28

	For the Nine Months Ended September 30,
	2011			2010
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income	$77,448,000	47,549,672	$1.63	$33,048,000	43,612,468	$0.76

Effect of dilutive securities:
Stock options and awards	—	458,696		—	364,797

Diluted:
Net income	$77,448,000	48,008,368	$1.61	$33,048,000	43,977,265	$0.75

There were no potential shares of common stock that were considered anti-dilutive during the three month and nine month periods ended September 30, 2011 and 2010.

10.	OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$29,009,000	$12,678,000	$77,448,000	$33,048,000
Other comprehensive income (loss):
Change in fair value of derivative instruments	10,333,000	(2,251,000)	9,611,000	709,000
Reclassification of settled contracts	1,331,000	4,548,000	3,342,000	13,926,000
Foreign currency translation adjustment	(4,855,000)	1,235,000	(3,285,000)	694,000

Total comprehensive income	$35,818,000	$16,210,000	$87,116,000	$48,377,000

11.	NEW ACCOUNTING STANDARDS

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

Plugging and Abandonment Funds

In connection with the acquisition in 1997 of the remaining 50% interest in the WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company could access the trust for use in plugging and abandonment charges associated with the property, although it has not yet done so. As of September 30, 2011, the plugging and abandonment trust totaled approximately $3,121,000. At September 30, 2011, the Company had plugged 311 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.

Litigation

The Louisiana Department of Revenue (“LDR”) is disputing Gulfport’s severance tax payments to the State of Louisiana from the sale of oil under fixed price contracts during the years 2005 to 2007. The LDR maintains that Gulfport paid approximately $1,800,000 less in severance taxes under fixed price terms than the severance taxes Gulfport would have had to pay had it paid severance taxes on the oil at the contracted market rates only. Gulfport has denied any liability to the LDR for underpayment of severance taxes and has maintained that it was entitled to enter into the fixed price contracts with unrelated third parties and pay severance taxes based upon the proceeds received under those contracts. Gulfport has maintained its right to contest any final assessment or suit for collection if brought by the State. On April 20, 2009, the LDR filed a lawsuit in the 15th Judicial District Court, Lafayette Parish, in Louisiana against Gulfport seeking $2,275,729 in severance taxes, plus interest and court costs. Gulfport filed a response denying any liability to the LDR for underpayment of severance taxes and is defending itself in the lawsuit. The LDR had taken no further action on this lawsuit since filing its petition two years ago until recently when it propounded discovery requests to which Gulfport has responded.

In December 2010, the LDR filed two identical lawsuits against Gulfport in different venues to recover allegedly underpaid severance taxes on crude oil for the period January 1, 2007 through December 31, 2010, together with a claim for attorney’s fees. The petitions do not make any specific claim for damages or unpaid taxes. As with the first lawsuit filed by the LDR in 2009, Gulfport denies all liability and will vigorously defend the lawsuit. The cases are in the early stages, and Gulfport has not yet filed a response to the recent lawsuits. Recently, the LDR filed motions to stay the lawsuits before Gulfport filed any responsive pleadings. The LDR has advised Gulfport that it intends to pursue settlement discussions with Gulfport and other similarly situated defendants in separate proceedings.

In November 2006, Cudd Pressure Control, Inc. (“Cudd”) filed a lawsuit against Gulfport, Great White Pressure Control LLC (“Great White”) and six former Cudd employees in the 129th Judicial District Harris County, Texas. The lawsuit was subsequently removed to the United States District Court for the Southern District of Texas (Houston Division). The lawsuit alleged RICO violations and several other causes of action relating to Great White’s employment of the former Cudd employees and sought unspecified monetary damages and injunctive relief. On stipulation by the parties, the plaintiff’s RICO claim was dismissed without prejudice by order of the court on February 14, 2007. Gulfport filed a motion for summary judgment on October 5, 2007. The court entered a final interlocutory judgment in favor of all defendants, including Gulfport, on April 8, 2008. On November 3, 2008, Cudd filed its appeal with the U.S. Court of Appeals for the Fifth Circuit. The Fifth Circuit vacated the district court decision finding, among other things, that the district court should not have entered summary judgment without first allowing more discovery. The case was remanded to the district court, and Cudd filed a motion to remand the case to the original state court, which motion was granted. On February 3, 2010, Cudd filed its second amended petition with the state court (a) alleging that Gulfport conspired with the other defendants to misappropriate, and misappropriated Cudd’s trade secrets and caused its employees to breach their fiduciary duties, and (b) seeking unspecified monetary damages. On April 13, 2010, Gulfport’s motion to be dismissed from the proceeding for lack of personal jurisdiction was denied. This state court proceeding is in its initial stages. In 2011, the parties have continued with written discovery and production of documents. On February 15, 2011, Cudd filed a third amended petition seeking $26.5 million (based on a report prepared by its expert) plus disgorgement of $6 million in payments by Great White to the individual defendants and punitive damages. Gulfport denies these claims with respect to itself. Recently, the parties began the process of scheduling and taking additional depositions and it is anticipated that the case will remain in the discovery phase for at least the next several months.

On July 30, 2010, six individuals and one limited liability company sued 15 oil and gas companies in Cameron Parish Louisiana for contamination across the surface of where the defendants operated in an action entitled Reeds et al. v. BP American Production Company et al., 38th Judicial District. No. 10-18714. The plaintiffs’ original petition for damages, which did not name Gulfport as a defendant, alleges that the plaintiffs’ property located in Cameron Parish, Louisiana within the Hackberry oil field is contaminated as a result of historic oil and gas exploration and production activities. Plaintiffs allege that the defendants conducted, directed and participated in various oil and gas exploration and production activities on their property which allegedly have contaminated or otherwise caused damage to the property, and have sued the defendants for alleged breaches of oil, gas and mineral leases, as well as for alleged negligence, trespass, failure to warn, strict liability, punitive damages, lease liability, contract liability, unjust enrichment, restoration damages, assessment and response costs and stigma damages. On December 7, 2010, Gulfport was served with a copy of the plaintiffs’ first supplemental and amending petition which added four additional plaintiffs and six additional defendants, including Gulfport, bringing the total number of defendants to 21. It also increased the total acreage at issue in this litigation from 240 acres to approximately 1,700 acres. In addition to the damages sought in the original petition, the plaintiffs now also seek: damages sufficient to cover the cost of conducting a comprehensive environmental assessment of all present and yet unidentified pollution and contamination of their property; the cost to restore the property to its pre-polluted original condition; damages for mental anguish and annoyance, discomfort and inconvenience caused by the nuisance created by defendants; land loss and subsidence damages and the cost of backfilling canals and other excavations; damages for loss of use of land and lost profits and income; attorney fees and expenses and damages for evaluation and remediation of any contamination that threatens groundwater. In addition to Gulfport, current defendants include ExxonMobil Oil Corporation, Mobil Exploration & Producing North America Inc., Chevron U.S.A. Inc., The Superior Oil Company, Union Oil Company of California, BP America Production Company, Tempest Oil Company, Inc., ConocoPhillips Company, Continental Oil Company, WM. T. Burton Industries, Inc., Freeport Sulphur Company, Eagle Petroleum Company, U.S. Oil of Louisiana, M&S Oil Company, and Empire Land Corporation, Inc. of Delaware. On January 21, 2011, Gulfport filed a pleading challenging the legal sufficiency of the petitions on several grounds and requesting that they either be dismissed or that plaintiffs be required to amend such petitions. In response to the pleadings filed by Gulfport and similar pleadings filed by other defendants, the plaintiffs filed a third amending petition with exhibits which expands the description of the property at issue, attaches numerous aerial photos and identifies the mineral leases at issue. In response, Gulfport and numerous defendants re-urged their pleadings challenging the legal sufficiency of the petitions. Some of the defendants’ grounds for challenging the plaintiffs’ petitions were heard by the court on May 25, 2011 and were denied. As of October 28, 2011, the court had not entered a judgment regarding its ruling. Once it does, the defendants will have 30 days to file a supervisory writ with the apellate court seeking to overturn the lower court’s ruling. Many of the defendants’ other grounds for challenging the plaintiffs’ petitions have yet to be heard by the court. It is anticipated that the discovery phase of this case will become more active in the upcoming months.

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

During the fourth quarter of 2010, the Company entered into fixed price swap contracts for 2011 with the purchaser of the Company’s WCBB oil and with a financial institution. The Company’s 2011 fixed price swap contracts are tied to the commodity prices on the New York Mercantile Exchange (“NYMEX”). The Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price for oil as listed on the NYMEX West Texas Index (“WTI”). During the third quarter of 2011, the Company entered into fixed price swap contracts for 2012 with the purchaser of the Company’s WCBB oil. The Company’s 2012 fixed price swap contracts are tied to the commodity prices on the International Petroleum Exchange (“IPE”). The Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price for oil as listed on the IPE Brent Crude. However, due to the geographic location of the Company’s assets and the cost of transporting oil to another market, the amount that the Company receives when it actually sells its oil differs from the index price. At September 30, 2011, the Company had the following fixed price swaps in place:

	Daily Volume (Bbls/day)	Weighted Average Price
October - December 2011	2,000	$86.96
January - December 2012	2,000	$108.00

At September 30, 2011, the fair value of derivative assets related to the fixed price swaps is as follows:

September 30, 2011
Short-term derivative instruments - asset	$6,752,000
Long-term derivative instruments - asset	$1,987,000

All fixed price swaps have been executed in connection with the Company’s oil price hedging program. For fixed price swaps qualifying as cash flow hedges pursuant to FASB ASC 815, the realized contract price is included in oil sales in the period for which the underlying production was hedged.

For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Amounts reclassified out of accumulated other comprehensive income into earnings as a component of oil and condensate sales for the nine months ended September 30, 2011 and 2010 are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Reduction) addition to oil and condensate sales	$(1,331,000)	$(4,548,000)	$(3,342,000)	$(13,926,000)

The Company expects to reclassify $1,437,000 out of accumulated other comprehensive income into earnings as a component of oil and condensate sales during the remainder of the year ended December 31, 2011 related to fixed price swaps.

Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. The Company recognized a gain of $506,000 related to hedge ineffectiveness for the three months and nine months ended September 30, 2011, which is included in oil and condensate sales in the consolidated statements of operations. No amounts were recognized into earnings for the three months and nine months ended September 30, 2010.

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

Level 3 – Significant inputs to the valuation model are unobservable.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes the Company’s financial assets and liabilities by FASB ASC 820 valuation level as of September 30, 2011:

	Level 1	Level 2	Level 3
Assets:
Fixed price swaps	$—	$8,739,000	$—
Liabilities:
Fixed price swaps	$—	$—	$—

The estimated fair value of the Company’s fixed price swaps was based upon forward commodity prices based on quoted market prices, adjusted for differentials.

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 3 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the nine months ended September 30, 2011 were approximately $939,000.

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

Overview

We are an independent oil and natural gas exploration and production company with our principal producing properties located along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields, and in West Texas in the Permian Basin. During 2010, we acquired an acreage position in the Niobrara Formation of Western Colorado, and in May 2011, we acquired our initial acreage position in the Utica Shale in Eastern Ohio and have commitments to acquire additional acreage there. We also hold a significant acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, and have interests in entities that operate in Southeast Asia, including the Phu Horm gas field in Thailand. We seek to achieve reserve growth and increase our cash flow through our annual drilling programs.

Third Quarter 2011 Operational Highlights

•	Oil and natural gas revenues increased 74% to $58.0 million for the three months ended September 30, 2011 from $33.3 million for the three months ended September 30, 2010.

•	Net income increased 129% to $29.0 million for the three months ended September 30, 2011 from $12.7 million for the three months ended September 30, 2010.

•

Production increased 12% to approximately 590,000 barrels of oil equivalent, or BOE, for the three months ended September 30, 2011 from approximately 527,000 BOE for the three months ended September 30, 2010.

•	During the three months ended September 30, 2011, we drilled 27 gross wells and recompleted 23 gross wells.

•

As of September 30, 2011, we had acquired leasehold interests in approximately 75,000 gross (37,500 net) acres in the Utica Shale in Eastern Ohio. As of October 31, 2011, we had closed on additional acquisitions bringing our leasehold interests to approximately 85,000 gross (42,500 net) acres. We intend to continue to pursue opportunities in this area and have commitments which could increase our acreage position in the Utica Shale to an aggregate of approximately 125,000 gross (62,500 net) leasehold acres. We currently plan to begin drilling our Utica Shale acreage in January 2012. In addition, we are also evaluating other potential alternatives with regard to our Utica Shale position, including a joint venture and/or sale.

2011 Production and Drilling Activity

During the three months ended September 30, 2011, our total net production was 545,000 barrels of oil, 196,000 thousand cubic feet of gas, or Mcf, and 505,000 gallons of liquids, for a total of 590,000 BOE as compared to 468,000 barrels of oil, 243,000 Mcf of gas, and 768,000 gallons of liquids, or 527,000 BOE, for the three months ended September 30, 2010. Our total net production averaged approximately 6,414 BOE per day during the three months ended September 30, 2011 as compared to 5,728 BOE per day during the same period in 2010. The 12% increase in production is primarily related to the 2011 drilling and recompletion activities in our fields.

WCBB. From January 1, 2011 through October 31, 2011, we recompleted 54 existing wells. We also drilled 17 wells, of which 15 were completed as producers, one was non-productive and one was being drilled. During 2011, we currently intend to recomplete approximately 60 existing wells and drill 20 wells.

Aggregate net production from the WCBB field during the three months ended September 30, 2011 was 358,680 BOE, or 3,899 BOE per day, 97% of which was from oil and 3% of which was from natural gas. During October 2011, our average daily net production at WCBB was approximately 3,951 BOE, 99% of which was from oil and 1% of which was from natural gas. The increase in October 2011 production was the result of our 2011 drilling and recompletion program.

East Hackberry Field. From January 1, 2011 through October 31, 2011, we recompleted 20 existing wells. We also drilled 18 wells, of which 13 were completed as producers, two were non-productive, one was waiting on completion and two were being drilled. During 2009, we entered into a two year exploration agreement with an active gulf coast operator covering approximately 2,868 net acres adjacent to our field. We are the designated operator under the agreement and will participate in proposed wells with at least a 70% working interest. One of the two wells currently being drilled in East Hackberry is in this joint development area. We have licensed approximately 54 square miles of 3-D seismic data covering a portion of the area and are reprocessing the data.

Aggregate net production from the East Hackberry field during the three months ended September 30, 2011 was approximately 143,964 BOE, or 1,565 BOE per day, 91% of which was from oil and 9% of which was from natural gas. During October 2011, our average daily net production at East Hackberry was approximately 1,844 BOE, 96% of which was from oil and 4% of which was from natural gas. The increase in October 2011 production was the result of our 2011 drilling and recompletion program.

West Hackberry Field. Aggregate net production from the West Hackberry field during the three months ended September 30, 2011 was approximately 3,317 BOE, or 36 BOE per day. During October 2011, our average daily net production at West Hackberry was approximately 42 BOE, 100% of which was from oil.

Permian Basin. On December 20, 2007, we completed the acquisition of approximately 4,100 net acres and 32 producing wells in West Texas in the Permian Basin, with an effective date of November 1, 2007. Subsequently, we have acquired approximately 11,200 additional net acres, bringing our total acreage position to approximately 15,300 net acres.

From January 1, 2011 to October 31, 2011, 35 gross (15.2 net) wells were drilled on this acreage, of which 27 were completed as producers, four were waiting on completion and four wells were being drilled. We currently anticipate that five additional gross (2.5 net) wells will be drilled on this acreage during 2011.

Aggregate net production from the Permian field during the three months ended September 30, 2011 was approximately 72,719 BOE, or 790 BOE per day. During October 2011, average daily net production at Permian was approximately 966 BOE, of which approximately 70% was oil, 18% was natural gas liquids and 12% was natural gas. The increase in October 2011 production was the result of our 2011 drilling program.

Niobrara Formation. Effective as of April 1, 2010, we acquired leasehold interests in the Niobrara formation in Colorado and held leases for approximately 17,600 acres as of September 30, 2011. We recently completed a 60 square mile 3-D seismic survey and expect to complete data processing by year-end. From January 1, 2011 to October 31, 2011, we drilled three wells, two of which are waiting on completion and one of which is being drilled.

Aggregate net production from the Niobrara play during the three months ended September 30, 2011 was approximately 3,619 BOE, or 39 BOE per day. During October 2011, average daily net production in Niobrara was approximately 38 BOE.

Bakken. During 2009, we sold approximately 18,000 net acres and approximately 190 net BOEPD of production for approximately $18.8 million. As of September 30, 2011, we held approximately 900 net acres, interests in six wells and an overriding royalty interest in wells drilled prior to our sale, wells drilled subsequent to our sale and wells that might be drilled in the future.

Aggregate net production from the Bakken formation during the three months ended September 30, 2011 was approximately 7,325 BOE, or 80 BOE per day. During October 2011, average daily net production in Bakken was approximately 65 BOE.

Grizzly. During the third quarter of 2006, we, through our wholly owned subsidiary Grizzly Holdings Inc., purchased a 24.9999% interest in Grizzly Oil Sands ULC, or Grizzly. The remaining interests in Grizzly are owned by entities controlled by Wexford Capital LP, or Wexford. During 2006 and 2007, Grizzly acquired leases in the Athabasca region located in the Alberta Province near Fort McMurray and other oil sands development projects. Grizzly had approximately 712,000 acres under lease and our net investment in Grizzly was $41.2 million at September 30, 2011. In addition, we had loaned Grizzly $22,220,000 including interest and net of foreign currency adjustments, as of September 30, 2011. As of September 30, 2011, Grizzly had drilled an aggregate of 203 core holes and three water supply test wells, tested nine separate lease blocks and conducted a seismic program. In March 2010, Grizzly filed an application for the development of an 11,300 barrel per day oil sand project at Algar Lake. In October 2011, the Alberta Energy Resources Conservation Board (ERCB) and Ministry of Environment completed their review of Grizzly’s Algar Lake Project and have prepared their approval documents. A request has been made to the Government of Alberta to provide an Order-in Council authorizing the ERCB to issue the formal approval to Grizzly. Construction on the first phase of the facility is expected to begin in the fourth quarter of 2011. The engineering and procurement contract for Grizzly’s proposed steam assisted gravity drainage facility at Algar Lake has been awarded to SNC-Lavin.

Thailand. We own a 23.5% ownership interest in Tatex Thailand II, LLC, or Tatex. The remaining interests in Tatex are owned by entities controlled by Wexford. Tatex, a privately held entity, holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC, or APICO, an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering two million acres which include the Phu Horm Field. As of September 30, 2011, our net investment in Tatex was $1.2 million. Our investment is accounted for on the equity method. Tatex accounts for its investment in APICO using the cost method. In December 2006, first gas sales were achieved at the Phu Horm field located in northeast Thailand. Phu Horm’s initial gross production was approximately 60 million cubic feet, or MMcf, per day. Gross production during the third quarter of 2011 was approximately 86 MMcf and 392 Bbls of oil per day. Hess Corporation operates the field with a 35% interest. Other interest owners include APICO (35% interest), PTTEP (20% interest) and ExxonMobil (10% interest). Our gross working interest (through Tatex as a member of APICO) in the Phu Horm field is 0.7%. Since our ownership in the Phu Horm field is indirect and Tatex’s investment in APICO is accounted for by the cost method, these reserves are not included in our year-end reserve information.

We also own a 17.9% ownership interest in Tatex Thailand III, LLC, or Tatex III. Approximately 68.7% of the remaining interests in Tatex III are owned by entities controlled by Wexford. Affiliates of Wexford own approximately 17% of our outstanding common stock. Tatex III owns a concession covering one million acres. In 2009, Tatex III completed a 3-D seismic survey on this concession. The first well was drilled on our concession in 2010 and was temporarily abandoned pending further scientific evaluation. Drilling of the second well concluded in March 2011. The second well was drilled to a depth of 15,026 feet and logged approximately 5,000 feet of apparent possible gas saturated column. The well experienced gas shows and carried a flare measuring up to 25 feet throughout drilling below the intermediate casing point of 9,695 feet. Tatex III attempted to test the well but encountered a debris blockage in the open-hole portion of the wellbore that prevented the completion of the testing. Tatex III conducted a coil tubing operation to remove compacted debris blockage but was not successful. A drilling rig is on site and Tatex III has commenced operations to remove the debris and test the well. During the nine months ended September 30, 2011, we paid $3.0 million in cash calls bringing our total investment in Tatex III to $7.4 million.

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

Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the period 2010 and 2009, and prior to 2009, unescalated year-end prices and costs, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Such capitalized costs, including the estimated future development costs and site remediation costs, if any, are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled $108.7 million at September 30, 2011 and $16.8 million at December 31, 2010. These costs are reviewed quarterly by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.

Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the period January – December of the applicable year beginning with 2009, and prior to 2009, unescalated year-end prices and costs, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. For instance, as a result of the drop in commodity prices on December 31, 2008 and subsequent reduction in our proved reserves, we recognized a ceiling test impairment of $272.7 million for the year ended December 31, 2008. If prices of oil, natural gas and natural gas liquids decline, we may be required to further write down the value of our oil and gas properties, which could negatively affect our results of operations. No ceiling test impairment was required for the quarter ended September 30, 2011.

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

Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (a) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (b) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management’s opinion, it is more likely than not that some portion will not be realized. At September 30, 2011, a valuation allowance of $54.4 million had been provided for deferred tax assets based on the uncertainty of future taxable income.

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

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but re-designation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. We recognize any change in fair value resulting from ineffectiveness immediately in earnings. We currently have fixed price swaps in place for the remainder of 2011 and 2012 that are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815 and related pronouncements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2011 and 2010

We reported net income of $29,009,000 for the three months ended September 30, 2011 as compared to $12,678,000 for the three months ended September 30, 2010. This 129% increase in period-to-period net income was due primarily to a 12% increase in net production to 590,000 BOE, a 56% increase in realized BOE prices to $98.32 and a 73% reduction in interest expense, partially offset by a 41% increase in lease operating expenses, a 32% increase in general and administrative expenses and a 72% increase in production taxes.

Oil and Gas Revenues. For the three months ended September 30, 2011, we reported oil and natural gas revenues of $58,023,000 as compared to oil and natural gas revenues of $33,273,000 during the same period in 2010. This $24,750,000, or 74%, increase in revenues was primarily attributable to a 12% increase in net production to 590,000 BOE from 527,000 BOE and a 56% increase in realized BOE prices to $98.32 from $63.14, in each case for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010.

The following table summarizes our oil and natural gas production and related pricing for the three months ended September 30, 2011 as compared to such data for the three months ended September 30, 2010:

	Three Months Ended September 30,
	2011	2010
Oil production volumes (MBbls)	545	468
Gas production volumes (MMcf)	196	243
Liquid production volumes (MGal)	505	768
Oil equivalents (Mboe)	590	527
Average oil price (per Bbl)	$103.50	$67.39
Average gas price (per Mcf)	$4.70	$4.37
Average liquids price (per gallon)	$1.29	$0.85
Oil equivalents (per Boe)	$98.32	$63.14

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $5,744,000 for the three months ended September 30, 2011 from $4,063,000 for the same period in 2010. This increase was mainly the result of an increase in expenses related to chemicals and fuel, equipment repairs, rentals and well workovers.

Production Taxes. Production taxes increased to $6,281,000 for the three months ended September 30, 2011 from $3,657,000 for the same period in 2010. This increase was primarily related to a 12% increase in production and a 56% increase in the average realized BOE price received, resulting in a 74% increase in oil and gas revenues.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $14,736,000 for the three months ended September 30, 2011, and consisted of $14,646,000 in depletion of oil and natural gas properties and $90,000 in depreciation of other property and equipment, as compared to total DD&A expense of $10,299,000 for the three months ended September 30, 2010. This increase was due to an increase in our full cost pool as a result of our capital activities and an increase in our production used to calculate our total DD&A expense.

General and Administrative Expenses. Net general and administrative expenses increased to $2,034,000 for the three months ended September 30, 2011 from $1,538,000 for the same period in 2010. This $496,000 increase was due to an increase in salaries, stock compensation expenses and benefits resulting from an increased number of employees, increases in legal expenses and bank fees, partially offset by an increase in administrative services reimbursements and an increase in general and administrative overhead related to exploration and development activity capitalized to the full cost pool.

Accretion Expense. Accretion expense increased slightly to $168,000 for the three months ended September 30, 2011 from $156,000 for the same period in 2010.

Interest Expense. Interest expense decreased to $225,000 for the three months ended September 30, 2011 from $823,000 for the same period in 2010 due to a decrease in the interest rate paid and the repayment of all of our outstanding debt under our revolving credit facility during the third quarter of 2011 so that no balance was outstanding as of September 30, 2011, as compared to $45.7 million outstanding as of the same date in 2010. Total weighted debt outstanding under our facility was $6.5 million for the three months ended September 30, 2011 and $44.9 million for the same period in 2010. As of July 20, 2011 (the latest date on which we had borrowings outstanding during the third quarter), amounts borrowed under our revolving credit facility bore interest at the Eurodollar rate of 2.44%.

Income Taxes. As of September 30, 2011, we had a net operating loss carry forward of approximately $52.4 million, in addition to numerous temporary differences, which gave rise to a deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At September 30, 2011, a valuation allowance of $54.4 million had been provided for deferred tax assets, with the exception of $573,000 related to alternative minimum taxes.

Comparison of the Nine Months Ended September 30, 2011 and 2010

We reported net income of $77,448,000 for the nine months ended September 30, 2011 as compared to $33,048,000 for the nine months ended September 30, 2010. This 134% increase in period-to-period net income was due primarily to a 16% increase in net production to 1,671,000 BOE and a 54% increase in realized BOE prices to $95.76 for the nine months ended September 30, 2011, partially offset by a 24% increase in lease operating expenses, a 40% increase in general and administrative expenses and a 78% increase in production taxes.

Oil and Gas Revenues. For the nine months ended September 30, 2011, we reported oil and natural gas revenues of $160,060,000 as compared to oil and natural gas revenues of $89,661,000 during the same period in 2010. This $70,399,000, or 79%, increase in revenues was primarily attributable to a 16% increase in net production to 1,671,000 BOE from 1,439,000 BOE and a 54% increase in realized BOE prices to $95.76 from $62.31, in each case for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

The following table summarizes our oil and natural gas production and related pricing for the nine months ended September 30, 2011 as compared to such data for the nine months ended September 30, 2010:

	Nine Months Ended September 30,
	2011	2010
Oil production volumes (MBbls)	1,510	1,286
Gas production volumes (MMcf)	692	624
Liquid production volumes (MGal)	1,933	2,053
Oil equivalents (Mboe)	1,671	1,439
Average oil price (per Bbl)	$102.35	$65.98
Average gas price (per Mcf)	$4.56	$4.51
Average liquids price (per gallon)	$1.21	$0.97
Oil equivalents (per Boe)	$95.76	$62.31

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $15,103,000 for the nine months ended September 30, 2011 from $12,212,000 for the same period in 2010. This increase was mainly the result of an increase in expenses related to chemicals and fuel, equipment repairs and maintenance, field supervision, overhead, property taxes, rentals, salt water disposal and well workovers.

Production Taxes. Production taxes increased to $18,520,000 for the nine months ended September 30, 2011 from $10,390,000 for the same period in 2010. This increase was primarily related to a 16% increase in production and a 54% increase in the average realized BOE price received resulting in a 79% increase in oil and gas revenues.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $40,606,000 for the nine months ended September 30, 2011, and consisted of $40,345,000 in depletion of oil and natural gas properties and $261,000 in depreciation of other property and equipment, as compared to total DD&A expense of $26,912,000 for the nine months ended September 30, 2010. This increase was due to an increase in our full cost pool as a result of our capital activities and an increase in our production used to calculate our total DD&A expense.

General and Administrative Expenses. Net general and administrative expenses increased to $6,209,000 for the nine months ended September 30, 2011 from $4,438,000 for the same period in 2010. This $1,771,000 increase was due to an increase in salaries, stock compensation expenses and benefits resulting from an increased number of employees, increases in legal expenses, franchise taxes and bank fees, partially offset by an increase in administrative services reimbursements and an increase in general and administrative overhead related to exploration and development activity capitalized to the full cost pool.

Accretion Expense. Accretion expense increased slightly to $491,000 for the nine months ended September 30, 2011 from $461,000 for the same period in 2010.

Interest Expense. Interest expense decreased to $1,163,000 for the nine months ended September 30, 2011 from $2,154,000 for the same period in 2010 due to a decrease in the interest rate paid and the repayment of all of our outstanding debt under our revolving credit facility during the third quarter of 2011 so that no balance was outstanding as of September 30, 2011, as compared to $45.7 million outstanding as of the same date in 2010. Total weighted debt outstanding under our facility was $25.9 million for the nine months ended September 30, 2011 and $47.0 million for the same period in 2010. As of July 20, 2011 (the latest date on which we had borrowings outstanding during the third quarter), amounts borrowed under our revolving credit facility bore interest at the Eurodollar rate of 2.44%.

Income Taxes. As of September 30, 2011, we had a net operating loss carry forward of approximately $52.4 million, in addition to numerous temporary differences, which gave rise to a deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At September 30, 2011, a valuation allowance of $54.4 million had been provided for deferred tax assets, with the exception of $573,000 related to alternative minimum taxes. We paid $1,000 in state taxes for the nine months ended September 30, 2011.

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

Net cash flow provided by operating activities was $122,046,000 for the nine months ended September 30, 2011 as compared to net cash flow provided by operating activities of $58,234,000 for the same period in 2010. This increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 54% increase in net realized BOE prices and a 16% increase in our net BOE production.

Net cash used in investing activities for the nine months ended September 30, 2011 was $230,205,000 as compared to $75,198,000 for the same period in 2010. During the nine months ended September 30, 2011, we spent $202,164,000 in additions to oil and natural gas properties, of which $62,441,000 was spent on our 2011 drilling and recompletion programs, $32,092,000 was spent on expenses attributable to the wells drilled and recompleted during 2010, $6,362,000 was spent on compressors and other facility enhancements, $153,000 was spent on plugging costs, $89,732,000 was spent on lease related costs, primarily the acquisition of leases in the Utica Shale, and $2,634,000 was spent on tubulars, with the remainder attributable mainly to capitalized general and administrative expenses. In addition, $3,182,000 was loaned to and $17,902,000 was invested in Grizzly during the nine months ended September 30, 2011. During the nine months ended September 30, 2011, we used cash from operations and proceeds from our equity offering for our investing activities.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $128,402,000 as compared to $17,313,000 for the same period in 2010. The 2011 amount provided by financing activities was primarily attributable to the net proceeds of $178,676,000 from our equity offerings and exercise of stock options, partially offset by net principal payments of $49,500,000 on borrowings under our credit facility. The 2010 amount provided by financing activities was primarily attributable to the net proceeds from our equity offerings of $21,595,000.

Credit Facility. On September 30, 2010, we entered into a $100.0 million senior secured revolving credit agreement with The Bank of Nova Scotia, as administrative agent and letter of credit issuer and lead arranger, and Amegy Bank National Association, or Amegy Bank, which revolving credit facility initially matured on September 30, 2013 and had a borrowing base availability of $50.0 million, which was increased to $65.0 million effective December 24, 2010. On July 21, 2011, we repaid all outstanding borrowings with a portion of the net proceeds of our equity offering completed on July 15, 2011 pending the application of such proceeds to fund our additional Utica Shale lease acquisitions and for general corporate purposes. Our revolving credit agreement is secured by substantially all of our assets. Our wholly-owned subsidiaries guaranteed our obligations under the credit agreement.

On May 3, 2011, we entered into a first amendment to the revolving credit agreement with the Bank of Nova Scotia, Amegy Bank, Key Bank National Association, or Key Bank, and Société Générale. Pursuant to the terms of the first amendment, Key Bank and Société Générale were added as additional lenders, the maximum amount of the revolving credit facility was increased to $350.0 million, the borrowing base was increased to $90.0 million, certain fees and rates payable by us under the credit agreement were decreased, and the maturity date was extended until May 3, 2015. On October 31, 2011, we entered into additional amendments to our revolving credit facility pursuant to which, among other things, the borrowing base under this facility was increased to $125.0 million.

Advances under our revolving credit agreement, as amended, may be in the form of either base rate loans or Eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 1.00% to 2.50%, plus (2) the highest of: (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 2.00% to 3.50%, plus (2) the London interbank offered rate that appears on Reuters Screen LIBOR01 Page for deposits in U.S. dollars, or, if such rate is not available, the offered rate on such other page or service that displays the average British Bankers Association Interest Settlement Rate for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. As of July 20, 2011 (the latest date during the third quarter on which we had borrowings outstanding), amounts borrowed under our revolving credit agreement bore interest at the Eurodollar rate (2.44%).

Our revolving credit agreement contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in the credit agreement. The credit agreement also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of funded debt to EBITDAX (net income, excluding any non-cash revenue or expense associated with swap contracts resulting from ASC 815, plus without duplication and to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) non-cash losses from minority investments, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offering, and less non-cash income attributable to equity income from minority investments) for a twelve-month period may not be greater than 2.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with all covenants at September 30, 2011.

Building Loans. In June 2004, we purchased the office building we occupy in Oklahoma City, Oklahoma, for $3.7 million. One loan associated with this building matured in March 2006 and bore interest at the rate of 6% per annum, while a second loan was scheduled to mature in June 2011. We entered into a new building loan in March 2011 to refinance the $2.4 million outstanding at that time. The new agreement extends the maturity date of the building loan to February 2016 and reduces the interest rate from 6.5% per annum to 5.82% per annum. The new building loan requires monthly interest and principal payments of approximately $22,000 and is collateralized by the Oklahoma City office building and associated land. As of September 30, 2011, approximately $2.3 million was outstanding on this loan.

Capital Expenditures. Our recent capital commitments have been primarily for the execution of our drilling programs, to fund Grizzly’s delineation drilling program and initial preparation of the Algar Lake facility and for acquisitions, primarily in the Permian Basin, the Niobrara Formation and Utica Shale. Our strategy is to continue to (1) increase cash flow generated from our operations by undertaking new drilling, workover, sidetrack and recompletion projects to exploit our existing properties, subject to economic and industry conditions, and (2) explore acquisition and disposition opportunities. We have upgraded our infrastructure and our existing facilities in Southern Louisiana with the goal of increasing operating efficiencies and volume capacities and lowering lease operating expenses. These upgrades were also intended to better enable our facilities to withstand future hurricanes with less damage. Additionally, we completed the reprocessing of 3-D seismic data in one of our principal properties, WCBB, and shot 3-D seismic for the first time in our Hackberry field. The new and reprocessed data enables our geophysicists to continue to generate new prospects and enhance existing prospects in the intermediate zones in the fields, thus creating a portfolio of new drilling opportunities.

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

At December 31, 2010, our booked inventory of prospects included approximately 29 drilling locations at WCBB. The drilling schedule used in our December 31, 2010 reserve report anticipates that all of those wells will be drilled by 2013. From January 1, 2011 through October 31, 2011, we recompleted 54 wells. We also drilled 17 wells, of which 15 were completed as producers, one was non-productive and one was being drilled. We currently intend to recomplete an additional six wells and drill an additional three new wells during 2011. Our aggregate drilling and recompletion expenditures are currently estimated to be approximately $38.0 million to $40.0 million to drill 20 wells and recomplete approximately 60 existing wells in our WCBB field during 2011.

In our East Hackberry field, from January 1, 2011 through October 31, 2011, we recompleted 20 existing wells. We also drilled 18 wells, of which 13 were completed as producers, two were non-productive, one was waiting on completion and two wells were drilling. We may drill two additional wells during 2011. Total capital expenditures for our East Hackberry field during 2011 are estimated at $53.0 million to $55.0 million to drill 20 wells and recomplete 20 wells during 2011.

In the Permian Basin, our booked inventory of prospects at December 31, 2010 included 226 gross (113 net) future development drilling locations. From January 1, 2011 through October 31, 2011, 35 gross (15.2 net) wells were drilled on this acreage, of which 27 were completed as producers, four were waiting on completion and four wells were being drilled. We currently anticipate drilling five additional gross (2.5 net) wells during 2011. We currently anticipate that our capital requirements to drill 40 gross (20 net) wells in the Permian Basin in West Texas will be approximately $38.0 million to $40.0 million, including recompletion activity. To date, we have recompleted eight gross (four net) wells in the Permian Basin. To help facilitate the drilling of these and future wells, we acquired a 25% equity interest in Bison Drilling and Field Services LLC, or Bison, from Windsor Energy Group LLC, or Windsor. Windsor is the operator of our Permian properties and an entity controlled by Wexford. Bison owns and operates four drilling rigs. Our purchase price for this interest was approximately $6.0 million, subject to adjustment. The remaining 75% equity interest is owned by entities controlled by Wexford. We have also agreed to purchase up to a 25% interest in Muskie Holdings LLC, or Muskie, which holds certain rights in a lease covering land in Wisconsin that is prospective for mining oil and natural gas fracture grade sand. Muskie is controlled by Wexford. We currently estimate that our expenditures in connection with our investment in Muskie during the next twelve months will be approximately $8.0 million.

In the Niobrara formation in Western Colorado, we have completed a 60 square mile 3-D seismic survey and expect to complete data processing by year-end. We have drilled two wells in the Niobrara and are drilling on our third well. We currently anticipate that our total capital expenditures in the Niobrara formation will be approximately $4.0 million in 2011 relating to the seismic survey and drilling of three to four gross wells.

During the third quarter of 2006, we purchased a 24.9999% interest in Grizzly. As of September 30, 2011, our net investment in Grizzly was approximately $41.2 million. In addition, we have loaned Grizzly $22.2 million including interest and net of foreign currency adjustments as of September 30, 2011. Our capital requirements in 2011 for this project are estimated to be approximately $26.0 million, primarily for the expenses associated with the initial preparations of the Algar Lake facility and drilling activity during the 2010-2011 winter drilling season.

Capital expenditures in 2011 relating to our interests in Thailand are expected to be approximately $2.5 million, which we believe will be mostly funded from our share of production from the Phu Horm field.

Our total capital expenditures for 2011 are currently estimated to be in the range of $162.0 million to $168.0 million, excluding the cost of our Utica Shale and any other potential acquisitions. This is up significantly from the $85.8 million spent in 2010 due to improved commodity pricing and cost environment. We intend to continue to monitor pricing and cost developments and make adjustments to our future capital expenditure programs as warranted.

We believe that our cash on hand, cash flow from operations and borrowings under our revolving credit agreement will be sufficient to meet our normal recurring operating needs and our WCBB, Hackberry, Permian Basin, Niobrara and Grizzly capital requirements for the next twelve months and fund our investment in Muskie and our pending acquisitions of acreage in the Utica Shale. In the event we elect to further expand or accelerate our drilling programs, pursue additional acquisitions or accelerate our Canadian oil sands project, we would be required to obtain additional funds which we would seek to do through traditional borrowings, offerings of debt or equity securities or other means, including the sale of assets. Needed capital may not be available to us on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to delay or curtail implementation of our business plan or not be able to complete acquisitions that may be favorable to us.

Commodity Price Risk

For the period January 2010 through February 2010, we entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs and differentials. For the period March 2010 through December 2010, we entered into forward sales contracts for the sale of 2,300 barrels of WCBB production per day at a weighted average daily price of $58.24 per barrel, before transportation costs and differentials. In November 2010, we entered into fixed price swaps for 2,000 barrels of oil per day at a weighted average price of $86.96 per barrel, before transportation costs and differentials, for the period from January 2011 through December 2011. In September 2011, we entered into fixed price swaps for 2,000 barrels of oil per day at a weighted average price of $108.00 per barrel, before transportation costs and differentials, for the period from January 2012 through December 2012. Under the 2010 contracts, we delivered approximately 45% of our 2010 production. Under the 2011 contracts, we have committed to deliver approximately 30% to 33% of our estimated 2011 production. Under the 2012 contracts, we have committed to deliver approximately 23% to 24% of our estimated 2012 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These forward sales contracts and fixed price swaps are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815 and related pronouncements.

Commitments

In connection with the acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we could access the trust for use in plugging and abandonment charges associated with the property, although we have not yet done so. As of September 30, 2011, the plugging and abandonment trust totaled approximately $3,121,000. At September 30, 2011, we had plugged 311 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.

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

Our revenues, operating results, profitability, future rate of growth and the carrying value of our oil and natural gas properties depend primarily upon the prevailing prices for oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors, including: worldwide and domestic supplies of oil and natural gas; the level of prices, and expectations about future prices, of oil and natural gas; the cost of exploring for, developing, producing and delivering oil and natural gas; the expected rates of declining current production; weather conditions, including hurricanes, that can affect oil and natural gas operations over a wide area; the level of consumer demand; the price and availability of alternative fuels; technical advances affecting energy consumption; risks associated with operating drilling rigs; the availability of pipeline capacity; the price and level of foreign imports; domestic and foreign governmental regulations and taxes; the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; political instability or armed conflict in oil and natural gas producing regions; and the overall economic environment. These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, the West Texas Intermediate posted price for crude oil has ranged from a low of $30.28 per barrel, or bbl, in December 2008 to a high of $145.31 per bbl in July 2008. The Henry Hub spot market price of natural gas has ranged from a low of $1.83 per million British thermal units, or MMBtu, in September 2009 to a high of $15.52 per MMBtu in January 2006. On September 30, 2011, the West Texas Intermediate posted price for crude oil was $79.20 per bbl and the Henry Hub spot market price of natural gas was $3.67 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations.

For the period January 2010 through February 2010, we entered into forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs and differentials. For the period March 2010 through December 2010, we entered into forward sales contracts for the sale of 2,300 barrels of WCBB production per day at a weighted average daily price of $58.24 per barrel, before transportation costs and differentials. In November 2010, we entered into fixed price swaps for 2,000 barrels of oil per day at a weighted average price of $86.96 per barrel, before transportation costs and differentials, for the period from January 2011 through December 2011. In September 2011, we entered into fixed price swaps for 2,000 barrels of oil per day at a weighted average price of $108.00 per barrel, before transportation costs and differentials, for the period from January 2012 through December 2012. Under the 2010 contracts, we delivered approximately 45% of our 2010 production. Under the 2011 contracts, we have committed to deliver approximately 30% to 33% of our estimated 2011 production. Under the 2012 contracts, we have committed to deliver approximately 23% to 24% of our estimated 2012 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These forward sales contracts and fixed price swaps are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815 and related pronouncements.

At September 30, 2011, we had a net asset derivative position of $8.7 million related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $8.6 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by $8.6 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Our revolving credit facility is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or Eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the Eurodollar rates are elected, the Eurodollar rates. On July 20, 2011 (the latest date during the third quarter on which we had borrowings outstanding), amounts borrowed under our revolving credit agreement bore interest at the Eurodollar rate of 2.44%. Based on the current debt structure, a 1% increase in interest rates would increase interest expense by approximately $300,000 per year, based on $30.0 million outstanding under our credit facility as of June 30, 2011. As of September 30, 2011, we had no amounts outstanding under our revolving credit facility. As of September 30, 2011, we did not have any interest rate swaps to hedge our interest risks.

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

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Vice President and Chief Financial Officer have concluded that as of September 30, 2011, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Louisiana Department of Revenue, or LDR, is disputing our severance tax payments to the State of Louisiana from the sale of oil under fixed price contracts during the years 2005 through 2007. The LDR maintains that we paid approximately $1.8 million less in severance taxes under fixed price terms than the severance taxes we would have had to pay had we paid severance taxes on the oil at the contracted market rates only. We have denied any liability to the LDR for underpayment of severance taxes and have maintained that we were entitled to enter into the fixed price contracts with unrelated third parties and pay severance taxes based upon the proceeds received under those contracts. We have maintained our right to contest any final assessment or suit for collection if brought by the State. On April 20, 2009, the LDR filed a lawsuit in the 15th Judicial District Court, Lafayette Parish, in Louisiana against our company seeking $2,275,729 in severance taxes, plus interest and court costs. We filed a response denying any liability to the LDR for underpayment of severance taxes and are defending our company in the lawsuit. The LDR had taken no further action on this lawsuit since filing its petition two years ago until recently when it propounded discovery requests to which we have responded.

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

In November 2006, Cudd Pressure Control, Inc., or Cudd, filed a lawsuit against us, Great White Pressure Control LLC, or Great White, and six former Cudd employees in the 129th Judicial District Harris County, Texas. The lawsuit was subsequently removed to the United States District Court for the Southern District of Texas (Houston Division). The lawsuit alleged RICO violations and several other causes of action relating to Great White’s employment of the former Cudd employees and sought unspecified monetary damages and injunctive relief. On stipulation by the parties, the plaintiff’s RICO claim was dismissed without prejudice by order of the court on February 14, 2007. We filed a motion for summary judgment on October 5, 2007. The Court entered a final interlocutory judgment in favor of all defendants, including us, on April 8, 2008. On November 3, 2008, Cudd filed its appeal with the U.S. Court of Appeals for the Fifth Circuit. The Fifth Circuit vacated the district court decision finding, among other things, that the district court should not have entered summary judgment without first allowing more discovery. The case was remanded to the district court, and Cudd filed a motion to remand the case to the original state court, which motion was granted. On February 3, 2010, Cudd filed its second amended petition with the state court (a) alleging that we conspired with the other defendants to misappropriate, and misappropriated Cudd’s trade secrets and caused its employees to breach their fiduciary duties, and (b) seeking unspecified monetary damages. On April 13, 2010, our motion to be dismissed from the proceeding for lack of personal jurisdiction was denied. This state court proceeding is in its initial stages. In 2011, the parties have continued with written discovery and production of documents. On February 15, 2011, Cudd filed a third amended petition seeking $26.5 million (based on a report prepared by its expert) plus disgorgement of $6.0 million in payments by Great White to the individual defendants and punitive damages. Gulfport denies these claims with respect to itself. Recently, the parties began the process of scheduling and taking depositions and it is anticipated that the case will remain in the discovery phase for at least the next several months.

On July 30, 2010, six individuals and one limited liability company sued 15 oil and gas companies in Cameron Parish Louisiana for contamination across the surface of where the defendants operated in an action entitled Reeds et al. v. BP American Production Company et al., 38th Judicial District. No. 10-18714. The plaintiffs’ original petition for damages, which did not name us as a defendant, alleges that the plaintiffs’ property located in Cameron Parish, Louisiana within the Hackberry oil field is contaminated as a result of historic oil and gas exploration and production activities. Plaintiffs allege that the defendants conducted, directed and participated in various oil and gas exploration and production activities on their property which allegedly have contaminated or otherwise caused damage to the property, and have sued the defendants for alleged breaches of oil, gas and mineral leases, as well as for alleged negligence, trespass, failure to warn, strict liability, punitive damages, lease liability, contract liability, unjust enrichment, restoration damages, assessment and response costs and stigma damages. On December 7, 2010, we were served with a copy of the plaintiffs’ first supplemental and amending petition which added four additional plaintiffs and six additional defendants, including us, bringing the total number of defendants to 21. It also increased the total acreage at issue in this litigation from 240 acres to approximately 1,700 acres. In addition to the damages sought in the original petition, the plaintiffs now also seek: damages sufficient to cover the cost of conducting a comprehensive environmental assessment of all present and yet unidentified pollution and contamination of their property; the cost to restore the property to its pre-polluted original condition; damages for mental anguish and annoyance, discomfort and inconvenience caused by the nuisance created by defendants; land loss and subsidence damages and the cost of backfilling canals and other excavations; damages for loss of use of land and lost profits and income; attorney fees and expenses; and damages for evaluation and remediation of any contamination that threatens groundwater. In addition to us, current defendants include ExxonMobil Oil Corporation, Mobil Exploration & Producing North America Inc., Chevron U.S.A. Inc., The Superior Oil Company, Union Oil Company of California, BP America Production Company, Tempest Oil Company, Inc., ConocoPhillips Company, Continental Oil Company, WM. T. Burton Industries, Inc., Freeport Sulphur Company, Eagle Petroleum Company, U.S. Oil of Louisiana, M&S Oil Company, and Empire Land Corporation, Inc. of Delaware. On January 21, 2011, we filed a pleading challenging the legal sufficiency of the petitions on several grounds and requesting that they either be dismissed or that plaintiffs be required to amend such petitions. In response to the pleadings filed by us and similar pleadings filed by other defendants, the plaintiffs filed a third amending petition with exhibits which expands the description of the property at issue, attaches numerous aerial photos and identifies the mineral leases at issue. In response, we and numerous defendants re-urged their pleadings challenging the legal sufficiency of the petitions. Some of the defendants’ grounds for challenging the plaintiffs’ petitions were heard by the court on May 25, 2011 and were denied. As of October 28, 2011, the court had not entered a judgment regarding its ruling. Once it does, the defendants will have 30 days to file a supervisory writ with the appellate court seeking to overturn the lower court’s ruling. Many of the defendants’ other grounds for challenging the plaintiffs’ petitions have yet to be heard by the court. It is anticipated that the discovery phase of this case will become more active in the upcoming months.

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

See risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	Not Applicable.

(c)	We do not have a share repurchase program, and during the three months ended September 30, 2011, we did not purchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

(a)	On October 31, 2011, we entered into a second amendment to our senior revolving credit agreement, dated as of September 30, 2010, as amended on May 3, 2011, with The Bank of Nova Scotia, as administrative agent and letter of credit issuer and lead arranger, Amegy Bank National Association, as syndication agent, and KeyBank National Association and Société Générale, as co-documentation agents. In the second amendment, certain changes were made to the terms of our revolving credit facility to conform the provisions relating to the administrative agent and other lenders to the model provisions promulgated by the Loan Syndications and Trading Association.

On October 31, 2011, we also entered into a third amendment to our revolving credit which (1) increased the borrowing base from $90.0 million to $125.0 million, (2) increased the highest applicable rate for base rate loans and eurodollar loans in certain circumstances to 2.50% and 3.50%, respectively and (3) adjusted the commitment percentage of each of the lenders. Other material terms of the revolving credit agreement remained unchanged.

The preceding summary of the amendments is qualified in its entirety by reference to the full text of such amendments, copies of which are filed as Exhibit 10.1 and 10.2 to this report.

(b)	None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

3.2	Certificate of Amendment No. 1 to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 6, 2009).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 12, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

4.2	Form of Warrant Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

4.3	Registration Rights Agreement, dated as of February 23, 2005, by and among the Company, Southpoint Fund LP, a Delaware limited partnership, Southpoint Qualified Fund LP, a Delaware limited partnership and Southpoint Offshore Operating Fund, LP, a Cayman Islands exempted limited partnership (incorporated by reference to Exhibit 10.7 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2005).

4.4	Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.3 of Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on November 11, 2005).

4.5	Amendment No. 1, dated February 14, 2006, to the Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.15 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2006).

10.1*	Second Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, letter of credit issuer and lead arranger, Amegy Bank National Association, as syndication agent, KeyBank National Association, as co-documentation agent, and the other lenders party thereto.

10.2*	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, letter of credit issuer and lead arranger, Amegy Bank National Association, as syndication agent, KeyBank National Association and Société Générale, as co-documentation agents, and the other lenders party thereto.

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith, not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFPORT ENERGY CORPORATION

Date: November 4, 2011
/s/ James D. Palm
James D. Palm
Chief Executive Officer

/s/ Michael G. Moore
Michael G. Moore
Chief Financial Officer

S-1