Form 10-K
period 2011-12-31
GULFPORT ENERGY CORP
filed 2012-02-27
CIK 874499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large Accelerated filer  ☒    Accelerated filer   ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 30, 2011, based on the closing price of the common stock on the NASDAQ Global Select Market on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter ($29.69 per share) was $1,134,495,605.

As of February 20, 2012, 55,621,371 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Gulfport Energy Corporation’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

General

We are an independent oil and natural gas exploration and production company with our principal producing properties located along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields, and in West Texas in the Permian Basin. During 2010, we acquired our initial acreage position in the Niobrara Formation of northwestern Colorado and, during 2011, we acquired our initial acreage position in the Utica Shale in Eastern Ohio. We also hold a significant acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, and have interests in entities that operate in Southeast Asia, including the Phu Horm gas field in Thailand. We seek to achieve reserve growth and increase our cash flow through our annual drilling programs.

In 2011, at our WCBB field, we recompleted 68 wells and drilled 21 wells for a total cost of approximately $42.4 million as of December 31, 2011. Of the 21 new wells drilled at WCBB in 2011, 19 were completed as producing wells, one was non-productive and one was waiting on completion. In the fourth quarter of 2011, production at WCBB was 362,996 net barrels of oil equivalent, or BOE, or an average of 3,946 BOE per day, 96% of which was from oil and 4% of which was from natural gas. From January 1, 2012 through January 31, 2012, our average net daily production at WCBB was 3,705 BOE, 96% of which was from oil and 4% of which was from natural gas. During 2012, we currently anticipate drilling 22 to 24 wells and recompleting 60 wells at our WCBB field for an estimated aggregate cost of $36.0 million to $38.0 million.

In 2011, at our East Hackberry field, we recompleted 24 wells and drilled 22 wells for a total cost of approximately $51.9 million as of December 31, 2011. Of the 22 new wells drilled at East Hackberry during 2011, 17 were completed as producing wells, two were non-productive and three were waiting on completion. In the fourth quarter of 2011, net production at East Hackberry was 190,930 BOE, or an average of 2,075 BOE per day, 97% of which was from oil and 3% of which was from natural gas. From January 1, 2012 through January 31, 2012, our average net daily production at East Hackberry was 2,220 BOE, 99% of which was from oil and 1% of which was from natural gas. During 2012, we currently anticipate drilling 10 to 12 wells and recompleting 10 wells for an aggregate estimated cost of $24.0 million to $26.0 million.

In the fourth quarter of 2011, net production at West Hackberry was 3,279 BOE, or an average of 36 BOE per day, 100% of which was from oil. From January 1, 2012 through January 31, 2012, our average net daily production at West Hackberry was 37 BOE, 100% of which was from oil.

In 2011, 39 gross (17 net) wells were drilled and eight gross (four net) wells were recompleted on our Permian Basin acreage for a total net cost of $38.4 million. As of December 31, 2011, 35 of the 39 wells had been completed and four wells were awaiting completion. In the fourth quarter of 2011, net production from our Permian Basin acreage was 93,760 BOE, or an average of 1,019 BOE per day, of which approximately 74% was from oil, 13% was from natural gas liquids and 13% was from natural gas. From January 1, 2012 through January 31, 2012, our average daily net production from our Permian Basin acreage was 1,032 BOE, of which 72% was from oil, 16% was from natural gas liquids and 12% was from natural gas. We currently anticipate that 23 to 25 gross (11.5 to 12.5 net) wells will be drilled and five gross (2.5 net) wells will be recompleted on this acreage in 2012 for an estimated aggregate net cost of $23.0 million to $25.0 million. In an effort to facilitate the development of our Permian Basin and other domestic acreage, we acquired a 25% equity interest in Bison Drilling and Field Services LLC, or Bison, which owns and operates four drilling rigs. The remaining 75% equity interest is owned by entities controlled by Wexford Capital LP, or Wexford. An affiliate of Wexford owned approximately 13.3% of our outstanding common stock as of February 20, 2012. We have also purchased a 25% interest in Muskie Holdings LLC, or Muskie, which holds certain rights in a lease covering land in Wisconsin for mining oil and natural gas fracture grade sand. Muskie is controlled by Wexford.

Effective as of April 1, 2010, we acquired leasehold interests in the Niobrara Formation in northwestern Colorado and held leases for approximately 15,000 net acres as of December 31, 2011. During the year ended December 31, 2011, we drilled three gross (1.5 net) wells on this acreage. In the fourth quarter of 2011, net production from our Niobrara acreage was 3,390 BOE, or an average of 37 BOE per day, 100% of which was from oil. From January 1, 2012 through January 31, 2012, our average net daily production from our Niobrara acreage was 41 BOE, 100% of which was from oil. In the Niobrara Formation, we have completed a 60 square mile 3-D seismic survey, have received a processed version of the seismic and are selecting future drilling locations. During 2012, we currently anticipate drilling five to seven gross wells in the Niobrara Formation for approximately $5.0 million to $6.0 million.

As of December 31, 2011, we held approximately 800 net acres in the Williston Basin of western North Dakota and eastern Montana with interests in six wells and an overriding royalty interest in wells drilled prior to our 2009 sale of certain of our Bakken acreage and production from such acreage, wells drilled subsequent to such sale and wells that might be drilled in the future. In the fourth quarter of 2011, our net production from this acreage was 7,167 BOE, or an average of 78 BOE per day, of which 91% was from oil, 6% was from natural gas and 3% was from natural gas liquids. From January 1, 2012 through January 31, 2012, our average daily net production from our Bakken acreage was 71 BOE, of which 92% was from oil and 8% was from natural gas.

As of December 31, 2011, we had acquired leasehold interests in approximately 98,000 gross (49,000 net) acres in the Utica Shale in Eastern Ohio. As of February 20, 2012, we had closed on additional acquisitions bringing our leasehold interests to approximately 107,000 gross (53,500 net) acres. We intend to continue to pursue opportunities in this area and have commitments with various future closing dates that could increase our acreage position in the Utica Shale to an aggregate of approximately 125,000 gross (62,500 net) leasehold acres. We recently spud our first well on our Utica Shale acreage.

During the third quarter of 2006, we, through our wholly-owned subsidiary Grizzly Holdings Inc., purchased a 24.9% interest in Grizzly. The remaining interests in Grizzly are owned by entities controlled by Wexford. As of December 31, 2011, Grizzly had approximately 754,000 acres under lease in the Athabasca region located in the Alberta Province near Fort McMurray within a few miles of other existing oil sands projects. As of December 31, 2011, Grizzly had drilled an aggregate of 203 core holes and four water supply test wells, tested nine separate lease blocks and conducted a seismic program. In March 2010, Grizzly filed an application for the development of an 11,300 barrel per day oil sand project at Algar Lake. In November 2011, the Government of Alberta provided a formal Order-in Council authorizing the Alberta Energy Resources Conservation Board (ERCB) to issue the formal regulatory approval of Grizzly’s Algar Lake SAGD project. Grizzly’s currently contemplated 2012 activities include the completion of the 2011/2012 core hole drilling and seismic program, submission of a SAGD project regulatory application for Thickwood Hills and the development of its Algar Lake SAGD project, which includes the fabrication and onsite construction of a central processing facility and the drilling of ten initial SAGD well pairs.

We own a 23.5% ownership interest in Tatex Thailand II, LLC, or Tatex II. The remaining interests in Tatex II are owned by entities controlled by Wexford. Tatex II, a privately held entity, holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC, or APICO, an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately two million acres which includes the Phu Horm Field.

We also own a 17.9% ownership interest in Tatex Thailand III, LLC, or Tatex III. Approximately 68.7% of the remaining interests in Tatex III are owned by entities controlled by Wexford. Tatex III owns a concession covering approximately one million acres. In 2009, Tatex III completed a 3-D seismic survey on this concession. The first well was drilled on our concession in 2010 and was temporarily abandoned pending further scientific evaluation. Drilling of the second well concluded in March 2011. The second well was drilled to a depth of 15,026 feet and logged approximately 5,000 feet of apparent possible gas saturated column. The well experienced gas shows and carried a flare measuring up to 25 feet throughout drilling below the intermediate casing point of 9,695 feet. During testing, the well produced at rates as high as 16 million cubic feet per day of gas for short intervals, but would subsequently fall to a sustained rate of 2 million cubic feet per day. Pressure buildup information confirmed that this wellbore lacked the permeability to deliver commercial quantities of gas. Despite an apparently well-developed porosity system suggesting potential for a large amount of gas in place, testing of the well did not exhibit that there was sufficient permeability to produce in commercial quantities. Tatex III intends to continue testing some of the structures identified through its 3-D seismic survey and has begun the application process for two more drilling locations. Tatex III currently expects to drill the first, located to the south of the TEW-E well, late this year or early 2013.

As of December 31, 2011, we had 19.4 million barrels of oil equivalent, or MMBOE, of proved reserves with a present value of estimated future net revenues, discounted at 10%, or PV-10, of approximately $490.5 million and associated standardized measure of discounted future net cash flows of approximately $376.7 million, excluding reserves attributable to our interests in Grizzly, Tatex II and Tatex III. See Item 2. “Properties—Proved Oil and Natural Gas Reserves” for our definition of PV-10, a non-GAAP financial measure, and a reconciliation of our standardized measure of discounted future net cash flows to PV-10.

Principal Oil and Natural Gas Properties

The following table presents certain information as of December 31, 2011 reflecting our net interest in our principal producing oil and natural gas properties along the Louisiana Gulf Coast, in the Permian Basin in West Texas, in the Niobrara Formation in northwestern Colorado and in the Williston Basin in western North Dakota and eastern Montana.

								Proved Reserves
Field	NRI/WI (1)	Productive Wells (2)		Non-Productive Wells		Developed Acreage (3)		Gas	Oil	Total
	Percentages	Gross	Net	Gross	Net	Gross	Net	MBOE	MBOE	MBOE
West Cote Blanche Bay Field (4)	80.108/100	95	95	189	189	5,668	5,668	352	3,617	3,969
E. Hackberry Field (5)	79.424/100	30	30	93	93	3,291	3,291	226	1,606	1,832
W. Hackberry Field	87.5/100	2	2	23	23	592	592	—	76	76
Permian Basin	35.4/46.87	121	57	—	—	8,880	4,119	2,008	10,877	12,885
Niobrara Formation	39.7/47.9	6	3	2	1	3,954	1,977	26	500	526
Williston Basin (6)	2.8/3.3	6	.2	—	—	1,708	132	7	67	74
Overrides/Royalty Non-operated	Various	133	.2	—	—	—	—	3	2	5

Total		393	187.4	307	306	24,093	15,779	2,622	16,745	19,367

(1)	Net Revenue Interest (NRI)/Working Interest (WI).
(2)	Includes six gross and net wells at WCBB that are producing intermittently.
(3)	Developed acres are acres spaced or assigned to productive wells. Approximately 36% of our acreage is developed acreage and has been perpetuated by production.
(4)	We have a 100% working interest (80.108% average NRI) from the surface to the base of the 13900 Sand which is located at 11,320 feet. Below the base of the 13900 Sand, we have a 40.40% non-operated working interest (29.95% NRI).
(5)	NRI shown is for producing wells.
(6)	NRI/WI is from wells that have been drilled or in which we have elected to participate.

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

Area History and Production

Texaco, now Chevron Corporation, drilled the discovery well in this field in 1940 based on a seismic and gravitational anomaly. WCBB was subsequently developed on an even 160-acre pattern for much of the remainder of the decade. Developmental drilling continued and reached its peak in the 1970s when over 300 wells were drilled in the field. Of the 994 wells drilled as of December 31, 2011, 900 were completed as producing wells. As a result, the field has a historic success rate of 91% for all wells drilled. From the date of our acquisition of WCBB in 1997 through December 31, 2011, we drilled 183 new wells, 166 of which were productive, for a 91% success rate. As of December 31, 2011, estimated field cumulative gross production was 192.6 MMBOE and 236.6 billion cubic feet, or Bcf, of gas. Of the 994 wells drilled in WCBB as of December 31, 2011, 89 were producing, 189 were shut-in, six were producing intermittently and five were being used as salt water disposal wells. The other 705 wells have been plugged and abandoned.

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

There are over 100 distinct sandstone reservoirs recognized throughout most of the field, and nearly 200 major and minor discrete intervals have been tested. Within the 994 wells that had been drilled in the field as of December 31, 2011, over 4,000 potential zones have been penetrated. These sands are highly porous and permeable reservoirs primarily with a strong water drive.

WCBB is a structurally and stratigraphically complex field. All of the proved undeveloped, or PUD, locations at WCBB are adjacent to faults and abut at least one fault. Our drilling programs are designed to penetrate each PUD trap with a new wellbore in a structurally optimum position, usually very close to the fault seal. The majority of these wells have been, and new wells drilled in connection with our drilling programs will be, directionally drilled using steering tools and downhole motors. The tolerance for error in getting near the fault is low, so the complex faulting does introduce the risk of crossing the fault before encountering the zone of interest, which could result in part or all of the zone being absent in the borehole. This, in turn, can result in lower than expected or no reserves for that zone. The new wellbores eliminate the mechanical risk associated with trying to produce the zone from an old existing wellbore, while the wellbore locations are selected in an effort to more efficiently drain each reservoir. The vast majority of the PUD targets are up-dip offsets to wells that produced from a sub-optimal position within a particular zone. Our inventory of prospects at WCBB as of December 31, 2011 included 24 PUD wells. The drilling schedule used in the reserve report anticipates that all of those wells will be drilled by 2015.

Facilities

We own and operate a production facility at WCBB that includes four production tank batteries, eight natural gas compressors, a storage barge facility, a dock, a dehydration unit and a salt water disposal system.

Recent and Future Activity

In 2011, we recompleted 68 gross and net wells and drilled 21 gross and net wells at WCBB. Nineteen of the new wells were completed as producers, one was non-productive and one was waiting on completion. As of February 20, 2012, we had drilled three wells, were in the process of drilling two additional wells and recompleted six wells during 2012. Of the 21 wells drilled in 2011, 18 were considered deep wells. The 19 productive wells, with total depths ranging from 2,500 to 10,748 feet, have approximately 1,855 feet of aggregate apparent net pay. We currently anticipate drilling 22 to 24 gross and net wells and recompleting 60 gross and net wells at WCBB during 2012.

Production Status

In the fourth quarter of 2011, our production at WCBB was 362,996 net BOE, or an average of 3,946 BOE per day, 96% of which was from oil and 4% of which was from natural gas. From January 1, 2012 through January 31, 2012, our average net daily production at WCBB was 3,705 BOE, 96% of which was from oil and 4% of which was from natural gas. The decrease in production was due to normal production declines.

East Hackberry Field

Location and Land

The East Hackberry field in Louisiana is located along the western shore and the land surrounding Lake Calcasieu, 15 miles inland from the Gulf of Mexico. We own a 100% working interest (approximately 79.424% average NRI) in certain producing oil and natural gas properties situated in the East Hackberry field. We hold beneficial interests in approximately 3,291 acres, including the Erwin Heirs Block, which is located on land, and the adjacent State Lease 50 Block, which is located primarily in the shallow waters of Lake Calcasieu. We also hold 2,868 net acres subject to a two-year exploration agreement we entered into with an active gulf coast operator. We are the designated operator under the agreement and will participate in proposed wells with at least a 70% working interest. We have licensed approximately 54 square miles of 3-D seismic data covering a portion of the area and are reprocessing the data.

Area History and Production

The East Hackberry field was discovered in 1926 by Gulf Oil Company, now Chevron Corporation, by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 2011 was over 1,625 MBOE and 330 Bcf of casinghead gas production. A total of 223 wells have been drilled on our portion of the field. As of December 31, 2011, 30 wells had daily production, 93 were shut-in and two had been converted to salt water disposal wells. The remaining 98 wells had been plugged and abandoned.

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

Facilities

We have a field office that serves both the East and West Hackberry fields. In addition, we own and operate two production facilities at East Hackberry that include a land based tank battery, production barge, three natural gas compressors, dehydration units and salt water disposal systems.

Recent and Future Activity

During 2005, we completed a proprietary 42 square mile 3-D seismic survey at East Hackberry, the first modern seismic program undertaken at this field. We believe that this 3-D seismic data enhances our probability of drilling success, and we continue to evaluate the 3-D seismic data to identify additional drilling locations. During 2011 at East Hackberry, we recompleted 24 gross and net wells and drilled 13 gross and net land wells and nine gross and net wells on water. Seventeen of the 22 wells drilled during 2011 were completed as producing wells, two were non-productive and three were waiting on completion. As of February 20, 2012, we had recompleted two wells during 2012, drilled two wells and were in the process of drilling two additional wells. We currently intend to drill 10 to 12 gross and net wells and recomplete 10 gross and net wells at East Hackberry during 2012.

Production Status

In the fourth quarter of 2011, our net production at East Hackberry was 190,930 BOE, or an average of 2,075 BOE per day, 97% of which was from oil and 3% of which was from natural gas. From January 1, 2012 through January 31, 2012, our average net daily production at East Hackberry was 2,220 BOE, 99% of which was from oil and 1% of which was from natural gas. The increase in production in 2012 is a result of our 2012 drilling activities.

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

Area History

The first discovery well at West Hackberry was drilled in 1938 and the field was developed by Superior Oil Company, now ExxonMobil Corporation, between 1938 and 1988. The estimated cumulative oil and condensate production through 2011 was 286 MBOE and 140 Bcf of natural gas. There have been 36 wells drilled to date on our portion of West Hackberry. Currently, two are producing, 23 are shut-in and one has been converted to a saltwater disposal well. The remaining 10 wells have been plugged and abandoned.

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

Production Status

In the fourth quarter of 2011, our net production at West Hackberry was 3,279 BOE, or an average of 36 BOE per day. From January 1, 2012 through January 31, 2012, our average net daily production at West Hackberry was 37 BOE and was 100% oil.

Facilities

We own and operate a production facility at West Hackberry that includes a land based tank battery and salt water disposal system.

Permian Basin (West Texas)

Location and Land

We acquired approximately 4,100 net acres and 32 gross (16 net) producing wells in West Texas (near Midland) in the Permian Basin effective November 1, 2007. Subsequently, we acquired approximately 11,200 additional net acres, which brought our total net acreage position in the Permian Basin to approximately 15,300 net acres as of December 31, 2011. The Permian Basin area covers a significant portion of western Texas and eastern New Mexico and is considered one of the major producing basins in the United States. The terrain in the Permian Basin is semi-arid mesquite-mixed grassland steppe. Windsor Permian LLC, or Windsor, an entity controlled by Wexford, is the operator of this field.

Area History

The Permian Basin formed as an area of rapid Mississippian-Pennsylvanian subsidence in the foreland of the Ouachita Foldbelt. The Wolfcamp play was a long-established reservoir in West Texas, first found in the 1950s as wells aiming for deeper targets occasionally intersected slump blocks or reef facies with reservoir properties. Exploration with 2-D seismic located additional fields, but it was not until the use of 3-D seismic in the 1990s that the greater extent of the Wolfcamp prospects was revealed. During the late 1990s, Arco began a drilling program targeting the Spraberry formation at 10,000 feet and then drilled another 200 to 300 feet to pick up the upper part of the Wolfcamp formation. Henry Petroleum, a private firm, owned interest in the Pegusas field in Midland and Upton counties. While drilling in the same area as the Arco project, Henry Petroleum decided to drill completely through the Wolfcamp section as Devonian wells. Henry Petroleum mapped the trend and began acquiring acreage and drilling wells using multiple slick-water fracs across the entire Wolfcamp interval. In 2005, former members of Henry Petroleum’s Wolfcamp team formed their own private company, ExL Petroleum, and began replicating Henry Petroleum’s program. After ExL had drilled 32 productive Wolfcamp/Spraberry wells through late 2007, they decided to monetize approximately 15% of their acreage position which enabled us to participate in this play. Recent advancements in enhanced recovery techniques continue to make the basin an active play for exploration and production companies. As of December 31, 2011, we held interests in 121 gross (57 net) producing wells.

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

Wolfberry well reserves are typically approximately 80% from the Wolfcamp section and 20% from the Spraberry section. Ryder Scott Company L.P., or Ryder Scott, an independent petroleum engineering firm, has estimated that at December 31, 2011, proved reserves net to our interest in these assets were approximately 12.9 million BOE, of which 23% were classified as proved developed producing, or PDP. Proved undeveloped, or PUD, reserves included in this estimate were from 252 gross well locations on 40-acre units. The proved reserves are located in the Wolfcamp and Spraberry formations, which are generally characterized as long-lived, with predictable production profiles.

Production Status

In the fourth quarter of 2011, our net production from the Permian Basin field was 93,760 BOE, or an average of 1,019 BOE per day, of which 74% was from oil, 13% was from natural gas liquids and 13% was from natural gas. From January 1, 2012 through January 31, 2012, our average daily net production from our Permian Basin acreage was 1,032 BOE, 88% of which was from oil and natural gas liquids and 12% of which was from natural gas.

Facilities

There are typical land oil and natural gas processing facilities in the Permian Basin. Our facilities located at well locations include storage tank batteries, oil/gas/water separation equipment and pumping units.

Recent and Future Activity

In 2011, 39 gross (17 net) wells were drilled in our Permian Basin acreage. From January 1, 2012 to February 20, 2012, two gross (one net) wells had been drilled on this acreage and were waiting on completion and at February 20, 2012 one gross (0.5 net) additional well was being drilled. We have identified 252 gross future development drilling locations. We currently expect an estimated 23 to 25 gross (11.5 to 12.5 net) wells to be drilled on our acreage in 2012. The wells are expected to be drilled to approximately 11,200 feet. In an effort to facilitate the drilling of these and future wells, in 2011 we acquired a 25% equity interest in Bison Drilling and Field Services LLC, or Bison, which owns and operates four drilling rigs. We acquired our interest in Bison from Windsor Permian LLC, or Windsor. Windsor is the operator of our Permian Basin properties and is controlled by Wexford. An affiliate of Wexford owned approximately 13.3% of our outstanding common stock as of February 20, 2012. During 2011, we also purchased a 25% interest in Muskie Holdings LLC, or Muskie, which holds certain rights in a lease covering land in Wisconsin for mining oil and natural gas fracture grade sand. Muskie is controlled by Wexford.

Niobrara Formation (Northwestern Colorado)

Location and Land

Effective as of April 1, 2010, we acquired leasehold interests in the Niobrara Formation in northwestern Colorado, and held leases for 14,993 acres as of December 31, 2011. We are the operator on the acreage.

Area History

The Niobrara Formation is a shale oil rock formation located in Colorado, Northwest Kansas, Southwest Nebraska, and Southeast Wyoming. Oil and natural gas can be found at depths of 3,000 to 14,000 feet and is drilled both vertically and horizontally. The Upper Cretaceous Niobrara formation has emerged as another potential crude oil resource play in various basins throughout the northern Rocky Mountain region. As with most resource plays, the Niobrara has a history of producing through conventional technology with some of the earliest production dating back to the early 1900s. Natural fracturing has played a key role in producing the Niobrara historically due to the low porosity and low permeability of the formation. Because of this, conventional production has been very localized and limited in area extent. We believe the Niobrara can be produced on a more widespread basis using today’s horizontal multi-stage fracture stimulation technology where the Niobrara is thermally mature.

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

Production Status

In the fourth quarter of 2011, our net production from our Niobrara acreage was 3,390 BOE, or an average of 37 BOE per day, 100% of which was from oil. From January 1, 2012 through January 31, 2012, our average daily net production from our Niobrara acreage was 41 BOE, 100% of which was from oil.

Facilities

There are typical land oil and gas processing facilities in the Niobrara Formation. Our facilities located at well locations include storage tank batteries, oil/gas/water separation equipment and pumping units.

Recent and Future Activity

We drilled three gross (1.5 net) wells at Niobrara during 2011. We have completed a 60 square mile 3-D seismic survey over our Craig Dome prospect, have received a processed version of the seismic and are selecting future drilling locations. We currently intend to drill five to seven gross wells at Niobrara during 2012.

Bakken

Location and Land

The Bakken Shale is located in the Williston Basin areas of western North Dakota and eastern Montana. During 2005, we purchased a 20% ownership interest in Windsor Bakken, LLC, or Bakken. The remaining interests in Bakken were owned by entities controlled by Wexford. Beginning in 2005, Bakken acquired leases on undeveloped acreage in the Williston Basin. As of December 31, 2007, Bakken had commenced participating in the drilling of some of its undeveloped acreage. Effective January 1, 2008, we acquired a direct, undivided 20% interest in Bakken’s assets in redemption of our 20% interest in Bakken. During May 2009, we sold approximately 12,270 net acres and approximately 190 net BOEPD of production for approximately $13.0 million, with an effective date of April 1, 2009. During September 2009, we sold approximately 5,721 net acres for approximately $5.8 million with an effective date of July 1, 2009. As of December 31, 2011, we held approximately 800 net acres, interests in six wells and an overriding royalty interest in wells drilled prior to our 2009 sale, wells drilled subsequent to such sale and wells that might be drilled in the future.

Production Status

In the fourth quarter of 2011, our net production from our Bakken acreage was 7,167 BOE, or an average of 78 BOE per day, of which 91% was from oil, 3% was from natural gas liquids and 6% was from natural gas. From January 1, 2012 through January 31, 2012, our average net daily production from this acreage was 71 BOE, of which 92% was from oil and 8% was from natural gas.

Facilities

There are typical land oil and gas processing facilities in the Williston Basin. The facilities located at well locations include storage tank batteries, oil/gas/water separation equipment and pumping units.

Recent and future activities

One gross (.01 net) well was drilled on our acreage in 2011. There are no new activities currently scheduled for 2012 for our Bakken acreage.

Utica Shale (Eastern Ohio)

Location and Land

As of December 31, 2011, we had acquired leasehold interests in approximately 98,000 gross (49,000 net) acres in the Utica Shale in Eastern Ohio. As of February 20, 2012, we had closed on additional acquisitions bringing our leasehold interests to approximately 107,000 gross (53,500 net) acres. We intend to continue to pursue opportunities in this area and have commitments with various future closing dates that could increase our acreage position in the Utica Shale to an aggregate of approximately 125,000 gross (62,500 net) leasehold acres. We recently spud our first well on our Utica Shale acreage.

Area History

Based on the estimates published by the Ohio Department of Natural Resources, the Utica Shale has a recoverable potential of 1.3 billion to 5.5 billion barrels of oil and 3.8 to 15.7 trillion cubic feet of natural gas. During 2011, a number of oil and gas companies made significant investments in acquiring Utica Shale acreage in Eastern Ohio and applied for drilling permits with the Ohio Department of Natural Resources.

During 2011, most of the drilling activity in the Utica Shale occurred in Eastern Ohio, where our acreage is located. Based on the initial drilling results, the Utica Shale is prospective for oil and natural gas liquids. Specifically, early wells drilled in the Utica Shale indicated potential for production of significant amounts of natural gas liquids, which generally have a higher value, on an energy-equivalent basis, than natural gas.

Geology

The Utica Shale is located in the Appalachian Basin of the United States and Canada. The Utica Shale is a rock unit comprised of organic-rich calcareous black shale that was deposited about 440 million to 460 million years ago during the Late Ordovician period. It overlies the Trenton Limestone and is located a few thousand feet below the Marcellus Shale, which is estimated to be the largest exploration play in the Eastern United States.

Recently, the application of horizontal drilling, combined with multistaged hydraulic fracturing to create permeable flow paths from wellbores into shale units, has resulted in increased drilling activity and production in the Devonian-age Marcellus Shale in the Appalachian Basin states of Pennsylvania, West Virginia, Southern New York and Eastern Ohio. This proven technology has potential for application in other shale units, such as the Ordovician-age Utica Shale, which extends across much of the Appalachian Basin region.

The Utica Shale is estimated to be thicker and more geographically extensive than the Marcellus Shale and, based on early drilling results, has the potential to support commercial production. The potential source rock portion of the Utica Shale underlies portions of Kentucky, Maryland, New York, Ohio, Pennsylvania, Tennessee, West Virginia and Virginia in the United States and is also present beneath parts of Lake Ontario, Lake Erie and part of Ontario, Canada. Throughout the potential source rock area, the Utica Shale ranges in thickness from less than 100 feet to over 500 feet. Over the rock unit as a whole, there is a general thinning from east to west.

The Utica Shale is also significantly deeper than the Marcellus Shale. In some parts of Pennsylvania, the Utica Shale is estimated to be over two miles below sea level and up to 7,000 feet below the Marcellus Shale. However, the depth of the Utica Shale decreases to the west into Ohio and to the northwest under the Great Lakes and into Canada to less than 2,000 feet below sea level.

The Utica Shale is estimated to have higher carbonate and lower clay mineral content than the Marcellus Shale. The difference in mineralogy generally produces a different response to hydraulic fracturing treatments. Based on early fracturing results in the Utica Shale, the hydraulic fracturing methods used in the Marcellus Shale are less productive when applied in the Utica Shale. However, drillers have improved the fracturing rates in other gas shales with similar carbonate content. For example, drillers have discovered methods to make the brittle carbonate zones fracture at higher rates than other gas shale rock units in the Eagle Ford Shale in Texas. Drillers are researching methods to make similar fracturing improvements in the Utica Shale.

Facilities

There are typical land oil and gas processing facilities in the Utica Shale. We will be required to build facilities located at well locations include storage tank batteries, oil/gas/water separation equipment and pumping units.

Recent and future activities

We recently spud our first well on our Utica Shale acreage and expect to drill approximately 20 gross (ten net) wells during 2012.

Additional Properties

Louisiana. In addition to our interests in the WCBB, East Hackberry and West Hackberry fields, we also own working interests and overriding royalty interest in various fields in Louisiana, Texas and Oklahoma as described in the following table:

Field	State	Parish/County	Acreage Working Interest	Overriding Royalty Interests	Producing Wells	Non-Producing Wells
Deer Island	Louisiana	Terrebonne	3.125%	0%	1	0
Napoleonville	Louisiana	Assumption	0%	2.5%	3	0
Crest	Texas	Ochiltree	2.000%	0%	1	0
Eagle City South	Oklahoma	Dewey	1.040%	0%	1	0

Thailand. During 2005, we purchased a 23.5% ownership interest in Tatex Thailand II, LLC, or Tatex II, at a cost of $2.4 million. The remaining interests in Tatex II are owned by entities controlled by Wexford. Tatex II, a privately held entity, holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC, or APICO, an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately two million acres which includes the Phu Horm Field. During the year ended December 31, 2011, we received $870,000 in distributions, reducing our total investment in Tatex II to $1.0 million. Our investment is accounted for on the equity method. Tatex II accounts for its investment in APICO using the cost method. In December 2006, first gas sales were achieved at the Phu Horm field located in northeast Thailand. Phu Horm’s initial gross production was approximately 60 million cubic feet per day. For 2011, net gas production was approximately 83 MMcf per day and condensate production was 380 barrels per day. Hess Corporation operates the field with a 35% interest. Other interest owners include APICO (35% interest), PTTEP (20% interest) and ExxonMobil (10% interest). Our gross working interest (through Tatex II as a member of APICO) in the Phu Horm field is 0.7%. Due to the fact that our ownership in the Phu Horm field is indirect and Tatex II’s investment in APICO is accounted for by the cost method, these reserves are not included in our year-end reserve information.

During the first quarter of 2008, we purchased a 5% ownership interest in Tatex Thailand III, LLC, or Tatex III, at a cost of $850,000. In December 2009, we purchased an additional approximately 12.9% ownership interest at a cost of approximately $3.4 million bringing our total ownership interest to approximately 17.9%. Approximately 68.7% of the remaining interests in Tatex III are owned by entities controlled by Wexford. Tatex III owns a concession covering approximately one million acres. In 2009, Tatex III completed a 3-D seismic survey on this concession. During the year ended December 31, 2011, we paid $3.8 million in cash calls, bringing our total investment in Tatex III to $8.3 million. The first well was drilled on our concession in 2010 and was temporarily abandoned pending further scientific evaluation. Drilling of the second well concluded in March 2011. The second well was drilled to a depth of 15,026 feet and logged approximately 5,000 feet of apparent possible gas saturated column. The well experienced gas shows and carried a flare measuring up to 25 feet throughout drilling below the intermediate casing point of 9,695 feet. During testing, the well produced at rates as high as 16 million cubic feet per day of gas for short intervals, but would subsequently fall to a sustained rate of 2 million cubic feet per day. Pressure buildup information confirmed that this wellbore lacked the permeability to deliver commercial quantities of gas. Despite an apparently well-developed porosity system suggesting potential for a large amount of gas in place, testing of the well did not exhibit that there was sufficient permeability to produce in commercial quantities. Tatex III intends to continue testing some of the structures identified through its 3-D seismic survey and has begun the application process for two more drilling locations. Tatex III currently expects to drill the first, located to the south of the TEW-E well, late this year or early 2013.

Grizzly Oil Sands. During the third quarter of 2006, we, through our wholly-owned subsidiary Grizzly Holdings Inc., purchased a 24.9% interest in Grizzly. The remaining interests in Grizzly are owned by entities controlled by Wexford. As of December 31, 2011, Grizzly had approximately 754,000 acres under lease in the Athabasca region located in the Alberta Province near Fort McMurray within a few miles of other existing oil sands projects. Our total net investment in Grizzly was approximately $69.0 million as of December 31, 2011. As of December 31, 2011, Grizzly had drilled an aggregate of 203 core holes and four water supply test wells, tested nine separate lease blocks and conducted a seismic program. In March 2010, Grizzly filed an application for the development of an 11,300 barrel per day oil sand project at Algar Lake. In November 2011, the Government of Alberta provided a formal Order-in Council authorizing the Alberta Energy Resources Conservation Board (ERCB) to issue the formal regulatory approval of Grizzly’s Algar Lake SAGD project. Grizzly’s currently contemplated 2012 activities include the completion of the 2011/2012 core hole drilling and seismic program, submission of a SAGD project regulatory application for Thickwood Hills and the development of its Algar Lake SAGD project, which includes the fabrication and onsite construction of a central processing facility and the drilling of ten initial SAGD well pairs.

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

The availability of a ready market for any oil and/or natural gas we produce depends on numerous factors beyond the control of our management, including but not limited to the demand for oil and natural gas and the level of domestic production and imports of oil, the proximity and capacity of gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and natural gas production and federal regulation of gas sold in interstate commerce. The oil and natural gas we produce in Louisiana is sold to purchasers who service the areas where our wells are located. We sell the majority of our oil to Shell Trading Company, or Shell. Shell takes custody of the oil at the outlet from our oil storage barge. Our production from WCBB is being sold in accordance with the Shell posted price for West Texas/New Mexico Intermediate crude plus or minus Platt’s trade month average P+ value, plus or minus the Platt’s HLS/WTI trade month average differential less $2.70 per barrel for transportation. During 2011, we sold 93% and 7% of our oil production to Shell and Windsor, the operator of our Permian wells, respectively, and 22%, 27% and 50% of our natural gas production to Windsor, Chevron and Hilcorp Energy Company, respectively. During 2010, we sold 75% and 19% of our oil production to Shell and Windsor, the operator of our Permian wells, respectively, and 50%, 32%, and 10% of our natural gas production to Windsor, Chevron and Hilcorp Energy Company, respectively. During 2009, we sold 92% and 7% of our oil production to Shell and Windsor, the operator of our Permian wells, respectively, and 45%, 38%, and 16% of our natural gas production to Windsor, Chevron and Hilcorp Energy Company, respectively. We may not continue to have ready access to suitable markets for our future oil and natural gas production.

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

To mitigate the effects of commodity price fluctuations, we were party to forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs and differentials, for the period January 2010 through February 2010. For the period March 2010 through December 2010, we were party to forward sales contracts for the sale of 2,300 barrels of WCBB production per day at a weighted average daily price of $58.24 per barrel before transportation costs and differentials. In November 2010, we entered into fixed price swaps for 2,000 barrels of oil per day at a weighted average price of $86.96 per barrel for the period January 2011 through December 2011. For January 2012 through February 2012, we entered into fixed price swaps for 2,000 barrels of oil per day at a weighted average price of $108.00 per barrel. For the period from March 2012 through December 2012, we entered into fixed price swaps for 3,000 barrels of oil per day at a weighted average price of $109.73 per barrel. For the period from January 2013 through June 2013, we entered into fixed price swaps for 1,000 barrels of oil per day at a weighted average price of $113.20 per barrel. Under the 2010 contracts, we delivered approximately 45% of our 2010 production. Under the 2011 contracts, we delivered approximately 31% of our 2011 production. Under the 2012 contracts, we have committed to deliver approximately 32% to 35% of our estimated 2012 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These forward sales contacts and fixed price swaps are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815, “Derivatives and Hedging,“ and related pronouncements.

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

We own interests in a number of producing oil and natural gas properties located along the Louisiana Gulf Coast, West Texas and the Niobrara Formation in northwestern Colorado. The states in which our fields are located in regulate the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing new fields and the spacing and operation of wells. In addition, regulations governing conservation matters aimed at preventing the waste of oil and natural gas resources could affect the rate of production and may include maximum daily production allowables for wells on a market demand or conservation basis.

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

Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. We believe that we are in substantial compliance with applicable requirements related to waste handling, and that we hold all necessary and up-to- date permits, registrations and other authorizations to the extent that our operations require them under such laws and regulations. Although we do not believe that the current costs of managing our wastes as they are presently classified to be significant, any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase our costs to manage and dispose of such wastes.

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

Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act”, the Safe Drinking Water Act or SDWA, the Oil Pollution Act, or OPA, and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. Spill prevention, control and countermeasure, or SPCC, plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. These laws and regulations also prohibit certain activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.

The OPA,is the primary federal law for oil spill liability. OPA contains numerous requirements relating to the prevention of and response to petroleum releases into waters of the United States, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must develop and maintain facility response contingency plans and maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. The OPA subjects owners of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of oil to surface waters.

Noncompliance with the Clean Water Act or OPA may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations. We believe we are in material compliance with the requirements of each of these laws.

Air Emissions. The Federal Clean Air Act, as amended, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. Some of our new facilities will be required to obtain permits before work can begin, permits may be required for our facilities’ operations, and existing facilities may be required to incur capital costs to remain in compliance. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. In particular, on August 23, 2011, the EPA published in the Federal Register a proposed rule to establish new air emission controls for oil and natural gas production and natural gas processing operations. The new emission standards seek to reduce volatile organic compound, or VOC, emissions, including a 95 percent reduction in VOCs emitted during the construction or modification of hydraulically-fractured wells. The EPA received public comment and conducted public hearing regarding the proposed rules and must take final action on them by April 3, 2012. These laws and regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. We believe that we are in substantial compliance with all applicable air emissions regulations and that we hold all necessary and valid construction and operating permits for our operations. Obtaining or renewing permits has the potential to delay the development of oil and natural gas projects. Our operations may also soon be affected by rapidly emerging regulation of “green house gases,” such as carbon dioxide and methane, which are emitted in the course of oil and natural gas exploration and production.

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

Currently, we have general liability insurance coverage with an annual aggregate limit of up to $21.0 million which includes environmental impairment coverage for the effects of onshore and offshore pollution on third parties arising from our operations. For our offshore West Cote Blanche Bay properties, we also have a $25.0 million property physical damage policy which insures against most operational perils, such as explosions, fire, vandalism, theft, hail and windstorms, provided, however, that this policy is limited to $10.0 million for damages arising as a result of a named windstorm. In the event of a loss under this policy, we have up to $6.6 million of business interruption coverage available after a 90 day waiting period. All of our insurance coverage includes deductibles of up to $1,000,000 per occurrence ($1.5 million in the case of a named windstorm) that must be met prior to recovery. Additionally, our insurance is subject to customary exclusions and limitations. We reevaluate the purchase of insurance, policy terms and limits annually each May. Future insurance coverage for our industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that we believe are economically acceptable. No assurance can be given that we will be able to maintain insurance in the future at rates that we consider reasonable and we may elect to maintain minimal or no insurance coverage. We may not be able to secure additional insurance or bonding that might be required by new governmental regulations. This may cause us to restrict our operations, which might severely impact our financial position. The occurrence of a significant event, not fully insured against, could have a material adverse effect on our financial condition and results of operations.

At the depths and in the areas in which we operate, and in light of the vertical and directional drilling that we undertake, we typically do not encounter high pressures or extreme drilling conditions. Accordingly, we typically do not carry a control of well policy, although we currently have such coverage in place for five specific Southern Louisiana wells. In addition, it is currently anticipated that we will carry control of well coverage for all of our Utica Shale wells. We also require all of our third party vendors to sign master service agreements in which they agree to indemnify us for injuries and deaths of the service provider’s employees as well as contractors and subcontractors hired by the service provider.

We have prepared and have in place spill prevention control and countermeasure plans for each of our principal facilities at WCBB in response to federal and state requirements. The plans are reviewed annually and updated as necessary. As required by applicable regulations, our facilities are built with oil containment features and we own certain oil containment equipment, such as oil boom to surround drill sites and production facilities if needed. In addition, we have a national emergency response company on retainer. This company specializes in the clean up of hydrocarbons as a result of spills, blow-outs and natural disasters. This emergency response company has been involved in the clean up efforts of some of the largest oil spills along the Gulf Coast and is on call to us 24 hours a day when its services are needed. It has previously reported that it owns over 164 response vehicles, 65 response vessels, 116 response trailers equipped with decontaminant supplies, personal protective equipment and other equipment used in responding to oil spills, two storage barge sets, allowing for storage of up to 248 barrels of recovered oil each, and over 20 roll-off boxes and vacuum boxes. We pay this company a retainer plus additional amounts when it provides us with clean up services. Our aggregate payments for the retainer and clean up services during 2011 were approximately $220,000. While this company has been able to meet our service needs when required from time to time in the past, it is possible that its ability to provide services to us in the future, if and when needed, could be hindered or delayed in the event of a widespread disaster. However, in light of the depths and the areas in which we operate, and the necessity for gas lift to produce our WCBB wells due to low reservoir pressure at our WCBB field, we believe other companies would be available to us in the event our primary remediation company was unable to perform.

Headquarters and Other Facilities

We own an approximately 28,500 square foot office building in Oklahoma City, Oklahoma that serves as our corporate headquarters. We lease a portion of this office space to certain of our affiliates. We also own an approximately 12,500 square foot building in Lafayette, Louisiana. This building contains approximately 6,200 square feet of finished office area and 6,300 square feet of clear span warehouse area. We also lease 3,722 square feet in a building in Lafayette that we use as our Louisiana headquarters. Each of these properties is suitable and adequate for its use.

Employees

At December 31, 2011, we had 50 employees. An unrelated Louisiana well servicing company provides all necessary field personnel needed to operate the WCBB and the Hackberry fields. In addition, in the past, certain of our employees performed management and administrative services for affiliated companies. We were reimbursed by these affiliates for the salaries and benefits of these individuals based on the estimated time they spent working for those affiliates. For the year ended December 31, 2009, expenses reimbursed to us under these arrangements were $0.6 million, respectively, and are reflected as a reduction in our general and administrative expenses. No amounts were reimbursed to us under these arrangements in 2011 or 2010.

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

Our revenues, operating results, profitability, future rate of growth and the carrying value of our oil and natural gas properties depend primarily upon the prevailing prices for oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, including:

•	worldwide and domestic supplies of oil and natural gas;

•	the level of prices, and expectations about future prices, of oil and natural gas;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the expected rates of declining current production;

•	weather conditions, including hurricanes, and other natural disasters that can affect oil and natural gas operations over a wide area;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	technical advances affecting energy consumption;

•	risks associated with operating drilling rigs;

•	the availability of pipeline capacity;

•	the price and level of foreign imports;

•	domestic and foreign governmental regulations and taxes;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	speculative trading in crude oil and natural gas derivative contracts;

•	political instability or armed conflict in oil and natural gas producing regions; and

•	the overall economic environment.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past five years, the West Texas Intermediate posted price for crude oil has ranged from a low of $30.28 per barrel, or bbl, in December 2008 to a high of $145.31 per bbl in July 2008. The Henry Hub spot market price of natural gas has ranged from a low of $1.83 per million British thermal units, or MMBtu, in September 2009 to a high of $15.52 per MMBtu in January 2006. On February 15, 2012, the West Texas Intermediate posted price for crude oil was $101.80 per bbl and the Henry Hub spot market price of natural gas was $2.43 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations.

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

Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, or both. To increase reserves and production, we undertake development, exploration and other replacement activities or use third parties to accomplish these activities. We have made and expect to make in the future substantial capital expenditures in our business and operations for the development, production, exploration and acquisition of oil and natural gas reserves. Historically, we have financed capital expenditures primarily with cash flow from operations, the issuance of equity securities and borrowings under our bank and other credit facilities. Our cash flow from operations and access to capital are subject to a number of variables, including:

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

During the third quarter of 2006, we, through our wholly-owned subsidiary Grizzly Holdings Inc., purchased a 24.9% interest in Grizzly. The remaining interests in Grizzly are owned by entities controlled by Wexford. As of December 31, 2011, Grizzly had approximately 754,000 acres under lease in the Athabasca region located in the Alberta Province near Fort McMurray within a few miles of other existing oil sands projects. Our total net investment in Grizzly was approximately $69.0 million as of December 31, 2011. As of December 31, 2011, Grizzly had drilled an aggregate of 203 core holes and four water supply test wells, tested nine separate lease blocks and conducted a seismic program. In March 2010, Grizzly filed an application for the development of an 11,300 barrel per day oil sand project at Algar Lake. In November 2011, the Government of Alberta provided a formal Order-in Council authorizing the Alberta Energy Resources Conservation Board (ERCB) to issue the formal regulatory approval of Grizzly’s Algar Lake SAGD project. Fabrication and onsite construction on the first phase of development at Algar Lake is currently underway. This is a complex project and financing has not been secured. There can be no assurance that financing can be obtained on commercially reasonable terms or at all.

Shortage of rigs, equipment, raw materials, supplies or personnel may restrict our operations.

The oil and natural gas industry is cyclical, which can result in shortages of drilling rigs, equipment, raw materials (particularly sand and other proppants), supplies and personnel. When shortages occur, the costs and delivery times of rigs, equipment and supplies increase and demand for, and wage rates of, qualified drilling rig crews also rise with increases in the number of active rigs in service. In accordance with customary industry practice, we rely on independent third party service providers to provide most of the services necessary to drill new wells. Shortages of drilling rigs, equipment, raw materials (particularly sand and other proppants), supplies, personnel, trucking services, tubulars, fracking and completion services and production equipment could delay or restrict our exploration and development operations, which in turn could impair our financial condition and results of operations.

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

There are numerous uncertainties associated with estimating quantities of proved reserves and in projecting future rates of production and timing of expenditures. The reserve information herein represents estimates prepared by Netherland, Sewell & Associates, Inc., or NSAI, with respect to our WCBB, Hackberry and Niobrara fields at December 31, 2011, with respect to our WCBB and Niobrara fields at December 31, 2010, and with respect to our WCBB field at December 31, 2009; by Ryder Scott Company L.P., or Ryder Scott, at December 31, 2011, and by Pinnacle Energy Services, LLC, or Pinnacle, at December 31, 2010 and 2009, with respect to our assets in the Permian Basin in West Texas; and by our personnel with respect to our overriding royalty and non-operated interests at December 31, 2011 and with respect to our Hackberry fields, overriding royalty and non-operated interests at December 31, 2010 and 2009. Petroleum engineering is not an exact science. Information relating to our proved oil and natural gas reserves is based upon engineering estimates. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, future site restoration and abandonment costs, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, capital expenditures and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Estimates of reserves as of year-end 2011, 2010 and 2009 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2011, 2010 and 2009, respectively, in accordance with the revised guidelines of the SEC applicable to reserves estimates for such years. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties.

The present value of future net revenues from our proved reserves is not necessarily the same as the current market value of our estimated oil and natural gas reserves. We base the estimated discounted future net revenue from our proved reserves for 2011, 2010 and 2009 on average price equal to the unweighted average of prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2011, 2010 and 2009, respectively, in accordance with the revised guidelines of the SEC applicable to reserves estimates for such years. However, actual future net revenues from our oil and natural gas properties also will be affected by factors such as:

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

As of December 31, 2011, approximately 56% of our estimated proved reserves were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and may require successful drilling operations. The reserve data assumes that we can and will make these expenditures and conduct these operations successfully, but these assumptions may not be accurate, and this may not occur.

There are numerous uncertainties in estimating quantities of bitumen reserves and resources in connection with our equity investment in Grizzly and the indicated level of reserves or recovery of bitumen may not be realized.

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

The marketability of our oil and natural gas production depends in part upon the availability, proximity and capacity of natural gas lines and transportation barges owned by third parties. In general, we do not control these transportation facilities and our access to them may be limited or denied. A significant disruption in the availability of these transportation facilities or our compression and other production facilities could adversely impact our ability to deliver to market or produce our oil and natural gas and thereby cause a significant interruption in our operations. We are at particular risk with respect to oil and natural gas produced at our WCBB field, which is our largest producing field. In October 2006, for example, a natural gas line in this field operated by our natural gas purchaser was ruptured by a third party contractor, requiring the field to be shut in for approximately seven weeks until the line could be repaired. Further, we are dependent on our oil purchaser to provide the barges necessary to transport our oil production from the WCBB field. If, in the future, we are unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounter compression or other production related difficulties, we will be required to again shut in or curtail production from the field. Any such shut in or curtailment, or an inability to obtain favorable terms for delivery of the oil and natural gas produced from the field, would adversely affect our financial condition and results of operations.

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

We have identified over 600 drilling locations on our Louisiana, West Texas and Western Colorado properties. These drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, oil and natural gas prices, inclement weather, costs, drilling results and regulatory changes. Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

Operating hazards and uninsured risks may result in substantial losses and could prevent us from realizing profits.

Our operations are subject to all of the hazards and operating risks associated with drilling for and production of oil and natural gas, including the risk of fire, explosions, blowouts, surface cratering, uncontrollable flows of natural gas, oil and formation water, pipe or pipeline failures, abnormally pressured formations, casing collapses, and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases. The occurrence of any of these events could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties, suspension of operations and repairs to resume operations

In accordance with what we believe to be customary industry practice, we historically have maintained insurance against some, but not all, of our business risks. Our insurance may not be adequate to cover any losses or liabilities we may suffer. Also, insurance may no longer be available to us or, if it is, its availability may be at premium levels that do not justify its purchase. In addition, we understand that insurance carriers are modifying or otherwise restricting insurance coverage or ceasing to provide certain types of insurance coverage in the Gulf Coast region. We may not be able to secure additional insurance of bonding that might be required by new governmental regulations. This may cause us to restrict our operations, which might severely impact our financial position. We may also be liable for environmental damage caused by previous owners of properties purchased by us, which liabilities may not be covered by insurance.

Our development and exploratory drilling efforts and our well operations may not be profitable or achieve our targeted returns.

We acquire significant amounts of unproved property in order to further our development efforts. Development and exploratory drilling and production activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. We acquire unproved properties and lease undeveloped acreage that we believe will enhance our growth potential and increase our earnings over time. However, we cannot assure you that all prospects will be economically viable or that we will not abandon our investments. Additionally, there can be no assurance that unproved property acquired by us or undeveloped acreage leased by us will be profitably developed, that new wells drilled by us in prospects that we pursue will be productive or that we will recover all or any portion of our investment in such unproved property or wells.

Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient commercial quantities to cover the drilling, operating and other costs. The cost of drilling, completing and operating a well is often uncertain, and many factors can adversely affect the economics of a well or property. Drilling operations may be curtailed, delayed or canceled as a result of unexpected drilling conditions, equipment failures or accidents, shortages of equipment or personnel, environmental issues and for other reasons. In addition, wells that are profitable may not meet our internal return targets, which are dependent upon the current and expected future market prices for oil and natural gas, expected costs associated with producing oil and natural gas and our ability to add reserves at an acceptable cost. Drilling results in our newer oil and liquids-rich shale plays may be more uncertain than in shale plays that are more developed and have longer established production histories, and we can provide no assurance that drilling and completion techniques that have proven to be successful in other shale formations to maximize recoveries will be ultimately successful when used in newly developed shale formations.

We are not the operator of all of our oil and natural gas properties and therefore are not in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves on such properties.

Approximately 67% of our proved reserves at December 31, 2011 are attributable to our acreage position in the Permian Basin. We are not the operator of these properties and may have limited ability to exercise influence over the operations of these and our other non-operated properties or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs, could prevent the realization of targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

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

Our undeveloped acreage in our Niobrara Formation must be drilled before lease expiration this year and within the next three years in order to hold the acreage by production. In highly competitive markets for acreage, failure to drill sufficient wells to hold acreage could result in a substantial lease renewal cost, or if renewal is not feasible, loss of our lease and prospective drilling opportunities.

Unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. As of December 31, 2011, we had leases in our Niobara Formation representing approximately 13,000 net acres, 32%, 35%, 12%, 1% and 20% of which were scheduled to expire in 2012, 2013, 2014, 2015 and thereafter, respectively. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. As such, our actual drilling activities may differ materially from our current expectations, which could adversely affect our business.

We may be unable to identify liabilities associated with the properties that we acquire or obtain protection from sellers against them.

Acquiring oil and gas properties requires us to assess reservoir and infrastructure characteristics, including recoverable reserves, development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. In connection with the assessments, we perform a review of the subject properties, but such a review will not reveal all existing or potential problems. In the course of our due diligence, we may not inspect every well or pipeline. We cannot necessarily observe structural and environmental problems, such as pipeline corrosion, when an inspection is made. We may not be able to obtain contractual indemnities from the seller for liabilities created prior to our purchase of the property. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.

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

Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons particularly natural gas, from tight formations, including shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The federal Safe Drinking Water Act, or SDWA, regulates the underground injection of substances through the Underground Injection Control, or UIC, program. Hydraulic fracturing generally is exempt from regulation under the UIC program, and the hydraulic fracturing process is typically regulated by state oil and gas commissions. The EPA, however, has recently taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC program, specifically as “Class II” UIC wells. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. Moreover, the EPA announced on October 20, 2011 that it is also launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards by 2014 that such wastewater must meet before being transported to a treatment plant. As part of these studies, both the EPA and the House committee have requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise.

In March 2011, companion bills entitled the Fracturing Responsibility and Awareness of Chemicals (FRAC) Act of 2009 were reintroduced in the United States Senate and House of Representatives. These bills, which are currently under consideration by Congress, would repeal the exemption for hydraulic fracturing from the SDWA, which would have the effect of allowing the EPA to promulgate regulations requiring permits and implementing potential new requirements on hydraulic fracturing under the SDWA. This could, in turn, require state regulatory agencies in states with programs delegated under the SDWA to impose additional requirements on hydraulic fracturing operations. In addition, the bills would require persons using hydraulic fracturing, such as us, to disclose the chemical constituents, but not the proprietary formulas, of their fracturing fluids to a regulatory agency, which would make the information public via the internet. Additionally, fracturing companies would be required to disclose specific chemical contents of fluids, including proprietary chemical formulas, to state authorities or to a requesting physician or nurse if deemed necessary by the physician or nurse in connection with a medical emergency.

In addition, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. In addition, the U.S. Department of Energy is conducting an investigation of practices the EPA could recommend to better protect the environment from drilling using hydraulic fracturing completion methods. Also, the U.S. Department of the Interior has announced that it will consider regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents. Also, certain members of the Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing, and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. On August 11, 2011, the Shale Gas Subcommittee of the Secretary of Energy Advisory Board released a report proposing recommendations to reduce the potential environmental impacts from shale gas production.

In addition, on October 20, 2011, the EPA announced a schedule to develop pre-treatment standards for wastewater discharges produced by natural gas extraction from underground coalbed and shale formations. The EPA stated that it will gather data, consult with stakeholders, including ongoing consultation with industry, and solicit public comment on a proposed rule for coalbed methane in 2013 and a proposed rule for shale gas in 2014.

These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory authorities.

Some states in which we operate or hold oil and natural gas interests have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances and/or require the disclosure of the composition of hydraulic fracturing fluids. For example, in September 2011, the Ohio legislature began consideration of legislation that would impose a temporary moratorium on drilling involving hydraulic fracturing pending the delivery of the EPA study regarding the relationship between hydraulic fracturing and drinking water resources. On May 31, 2011, the Texas Legislature adopted new legislation requiring oil and gas operators to publicly disclose the chemicals used in the hydraulic fracturing process. It was signed into law on June 17, 2011, effective as of September 1, 2011. The Texas Railroad Commission will adopt rules and regulations implementing this legislation in two phases by July 1, 2012 and 2013, respectively. The new law requires that the well operator disclose the list of chemical ingredients subject to the requirements of federal OSHA for disclosure on an internet website and also file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission. Effective August 26, 2011, Montana adopted hydraulic fracturing disclosure regulations under which well operators must provide information in drilling permit applications on the estimated volume and types of materials to be used in the proposed hydraulic fracturing activities. Upon completion of the well, well operators must provide the Montana Board of Oil and Gas Conservation with the volume and type of chemicals used, including the additive type, chemical ingredient names, and Chemical Abstracts Number, subject to certain trade secret protections. In September 2011, the North Dakota Industrial Commission proposed new regulations for hydraulic fracturing activities that could require well operators, under certain circumstances, to disclose the hydraulic fluid composition, including the trade name, supplier, ingredients, Chemical Abstracts Number, and the maximum ingredient concentrations of all additives in the hydraulic fracturing fluid. We plan to use hydraulic fracturing extensively in connection with the development and production of certain of our oil and natural gas properties and any increased federal, state, local, foreign or international regulation of hydraulic fracturing or offshore drilling, including legislation and regulation in the states in which we operate, could reduce the volumes of oil and gas that we can economically recover, which could materially and adversely affect our revenues and results of operations.

There has been increasing public controversy regarding hydraulic fracturing with regard to use of fracturing fluids, impacts on drinking water supplies, use of waters and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. If new laws or regulations that significantly restrict hydraulic fracturing, such as the FRAC Act, are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal or state level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal or state legislation governing hydraulic fracturing.

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

The U.S. President’s Fiscal Year 2012 Budget Proposal includes provisions that would, if enacted, make significant changes to U.S. tax laws. These changes include, but are not limited to, (i) eliminating the immediate deduction for intangible drilling and development costs, (ii) eliminating the deduction from income for domestic production activities relating to oil and natural gas exploration and development and (iii) implementing certain international tax reforms. These proposed changes in the U.S. tax laws, if adopted, could adversely affect our business, financial condition, results of operations and cash flows.

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

Furthermore, in July 2011, the EPA proposed several new emissions standards to reduce volatile organic compound, or VOC, emissions from several types of processes and equipment used in the oil and natural gas industry, including a 95 percent reduction in VOCs emitted during the construction or modification of hydraulically-fractured wells. Additionally, on August 23, 2011, the EPA published a proposed rule in the Federal Register that would establish new air emission controls for oil and natural gas production and natural gas processing operations. The EPA received public comment an conducted public hearings regarding the proposed rules and must take final action on them by April 3, 2012.

In June 2009, the U.S. House of Representatives passed the American Clean Energy and Security (ACES) Act that, among other things, would have established a cap-and-trade system to regulate greenhouse gas emissions and would have required an 80% reduction in GHG emissions from sources within the United States between 2012 and 2050. The ACES Act did not pass the Senate, however, and so was not enacted by the 111th Congress. The United States Congress is likely to again consider a climate change bill in the future. Moreover, almost half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances corresponding with their annual emissions of GHGs. The number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly.

Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect the oil and natural gas industry. Currently, while we are subject to certain federal GHG monitoring and reporting requirements, our operations are not adversely impacted by existing federal, state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

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

The availability of a ready market for any oil and/or natural gas we produce depends on numerous factors beyond the control of our management, including but not limited to the extent of domestic production and imports of oil, the proximity and capacity of gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and natural gas production and federal regulation of gas sold in interstate commerce. The oil and natural gas we produce in Louisiana is sold to purchasers who service the areas where our wells are located. We sell the majority of our oil to Shell Trading Company, or Shell. Shell takes custody of the oil at the outlet from our oil storage barge. Our production from WCBB is being sold in accordance with the Shell posted price for West Texas/New Mexico Intermediate crude plus or minus Platt’s trade month average P+ value, plus or minus the Platt’s HLS/WTI differential less $2.70 per barrel for transportation. During 2011, we sold 93% and 7% of our oil production to Shell and Windsor, respectively and 22%, 27%, and 50% of our natural gas production to Windsor, Chevron and Hilcorp Energy Company, respectively. During 2010, we sold 75% and 19% of our oil production to Shell and Windsor, respectively and 50%, 32%, and 10% of our natural gas production to Windsor, Chevron and Hilcorp Energy Company, respectively. During 2009, we sold 92% and 7% of our oil production to Shell and Windsor, respectively, and 45%, 38%, and 16% of our natural gas production to Windsor, Chevron and Hilcorp Energy Company, respectively. We may not continue to have ready access to suitable markets for our future oil and natural gas production.

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

Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month prices for 2011, 2010 and 2009 and prior to 2009, unescalated year-end prices, adjusted for any contract provisions or financial derivatives, if any, that hedge oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, less income tax effects related to differences between the book and tax basis of the oil and natural gas properties. If the net book value reduced by the related net deferred income tax liability exceeds the ceiling, an impairment or noncash writedown is required. A ceiling test impairment can give us a significant loss for a particular period. Once incurred, a write down of oil and natural gas properties is not reversible at a later date, even if oil or gas prices increase. If prices of oil, natural gas and natural gas liquids decrease, we may be required to further write down the value of our oil and gas properties. Future non-cash asset impairments could negatively affect our results of operations.

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

To mitigate the effects of commodity price fluctuations, we were party to forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs and differentials, for the period January 2010 through February 2010. For the period March 2010 through December 2010, we were party to forward sales contracts for the sale of 2,300 barrels of WCBB production per day at a weighted average daily price of $58.24 per barrel before transportation costs and differentials. In November 2010, we entered into fixed price swaps for 2,000 barrels of oil per day at a weighted average price of $86.96 per barrel for the period January 2011 through December 2011. For January 2012 through February 2012, we entered into fixed price swaps for 2,000 barrels of oil per day at a weighted average price of $108.00 per barrel. For the period from March 2012 through December 2012, we entered into fixed price swaps for 3,000 barrels of oil per day at a weighted average price of $109.73 per barrel. For the period from January 2013 through June 2013, we entered into fixed price swaps for 1,000 barrels of oil per day at a weighted average price of $113.20 per barrel. Under the 2010 contracts, we delivered approximately 45% of our 2010 production. Under the 2011 contracts, we delivered approximately 31% of our 2011 production. Under the 2012 contracts, we have committed to deliver approximately 32% to 35% of our estimated 2012 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. In addition, these arrangements may limit the benefit to us of increases in the price of oil. These forward sales contracts and fixed price swaps are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815, “Derivatives and Hedging,” and related pronouncements.

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

As of February 20, 2012, Charles E. Davidson, our largest stockholder, beneficially owned approximately 13.3% of our outstanding common stock. As a result, this stockholder acting alone is able to exercise significant influence over most matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

As of December 31, 2011, we had a net operating loss, or NOL, carry forward of approximately $116.8 million for federal income tax purposes. Transfers of our stock in the future could result in an ownership change. In such a case, our ability to use the NOLs generated through the ownership change date could be limited. In general, the amount of NOLs we could use for any tax year after the date of the ownership change would be limited to the value of our stock (as of the ownership change date) multiplied by the long-term tax-exempt rate.

Future sales of our common stock may depress our stock price.

We and certain of our stockholders have registered a substantial number of shares of our common stock under a registration statement filed with the SEC. Sales of these shares of our common stock in the public market or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, sales by certain of our stockholders of their shares could impair our ability to raise capital through the sale of common or preferred stock. As of February 20, 2012, there were 55,621,371 shares of our common stock issued and outstanding, excluding 203,348 shares of unvested restricted stock awarded under our Amended and Restated 2005 Stock Incentive Plan, 29,832 shares issuable upon exercise of outstanding warrants and 356,241 shares issuable upon exercise of outstanding options to purchase our common stock granted under our Amended and Restated 2005 Stock Incentive Plan.

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

Evaluation and Review of Reserves.

Reserve estimates at December 31, 2011 were prepared by NSAI with respect to our WCBB, Hackberry and Niobrara fields (33% of our proved reserves at December 31, 2011), by Ryder Scott with respect to our assets in the Permian Basin in West Texas (67% of our proved reserves at December 31, 2011) and by our personnel with respect to our overriding royalty and non-operated interests (less than 1% of our proved reserves at December 31, 2011).

NSAI and Ryder Scott are independent petroleum engineering firms. Copies of their summary reserve reports are included as Exhibit 99.1 and 99.2, respectively, to this Annual Report on Form 10-K. The technical persons responsible for preparing our proved reserve estimates meet the requirements with regards to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Our independent third-party engineers do not own an interest in any of our properties and are not employed by us on a contingent basis.

We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with NSAI and Ryder Scott to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our WCBB, Hackberry and Niobrara fields and our assets in the Permian Basin, respectively. Our internal technical team members meet with NSAI and Ryder Scott periodically throughout the year to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to NSAI and Ryder Scott for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. Our proved reserves attributable to our other minority interests are prepared internally by our internal staff of petroleum engineers and geoscience professionals. Our chief reserve engineer is primarily responsible for overseeing the preparation of all of our reserve estimates. He is a petroleum engineer with over 30 years of reservoir and operations experience and our geophysical staff has over 60 years combined industry experience. Our technical staff uses historical information for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs.

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

•	direct reporting responsibilities by our reservoir engineering department to our Chief Executive Officer; and

•	verification of property ownership by our land department.

The following table sets forth our estimated proved reserves at December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Proved developed	7,485	6,152	7,230	6,068	6,165	4,325
Proved undeveloped	9,260	9,576	12,474	10,090	11,323	10,007

Total (1)	16,745	15,728	19,704	16,158	17,488	14,332

	Year Ended December 31,
	2011	2010	2009
Total net proved oil and natural gas reserves (MBOE) (1)	19,367	22,397	19,877

PV-10 value (in millions) (2)	$490.5	$392.6	$263.0
Standardized measure (in millions) (3)	$376.7	$315.5	$240.8

(1)	Estimates of reserves as of year-end 2011, 2010 and 2009 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2011, 2010 and 2009, respectively, in accordance with revised guidelines of the SEC applicable to reserves estimates as of year-end 2011, 2010 and 2009. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(2)	Represents present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proven reserves. The estimated future net revenues set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on certain prevailing economic conditions. The estimated future production in our reserve reports for the years ended December 31, 2011, 2010 and 2009 is priced based on the 12-month unweighted arithmetic average of the first-day-of-the month price for the period January through December of the applicable year, using $96.19 per barrel and $4.12 per MMBtu, $76.16 per barrel and $4.38 per MMBtu and $57.90 per barrel and $3.87 per MMBtu, respectively, and in each case adjusted by lease for transportation fees and regional price differentials.

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

	December 31,
	2011	2010	2009
Standardized measure of discounted future net cash flows	$376,681,000	$315,487,000	$240,774,000
Add: Present value of future income tax discounted at 10%	113,791,000	77,117,000	22,237,000

PV-10 value	$490,472,000	$392,604,000	$263,011,000

(3)	The standardized measure represents the present value of estimated future cash inflows from proved oil and natural gas reserves, less future development, abandonment, production, and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions as were used to calculate PV-10. Standardized measure differs from PV-10 because standardized measure includes the effect of future income taxes.

The above table does not include proved reserves net to our interest in Tatex II, Tatex III or Grizzly. For further discussion of our interest in Tatex II, Tatex III and Grizzly, see Item 1. “Description of Business—Additional Properties.”

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

Additional information regarding estimates of proved reserves, proved developed reserves and proved undeveloped reserves, or PUDs, at December 31, 2011, 2010 and 2009 and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities, or Supplemental Information, in Note 20 to our consolidated financial statements included in this report. Also contained in the Supplemental Information are our estimates of future net cash flows and discounted future net cash flows from proved reserves. Additional information regarding our proved reserves can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “—Critical Accounting Policies and Estimates” included in this report.

Proved Undeveloped Reserves (PUDs)

As of December 31, 2011, our proved undeveloped reserves totaled 9,260 MBOE of oil and 9,576 MMcf of natural gas, for a total of 10,856 MBOE. Approximately 88% of our PUDs at year-end 2011 were located in the Permian Basin, 6% of our PUDs were located in WCBB, 3% were located in our East Hackberry field and 3% of our PUDs were located in our Niobrara field. PUDs will be converted from undeveloped to developed as the applicable wells begin production. Changes in PUDs that occurred during 2011 were primarily due to:

•	Additions of 531 MBOE attributable to 2011 acquisitions and extensions;

•	Conversion of approximately 2,502 MBOE attributable to PUDs into proved developed reserves;

•	Positive revisions of approximately 331 MBOE in PUDs due to changes in commodity prices; and

•	Downward revisions to estimates of approximately 1,660 MBOE

Costs incurred relating to the development of PUDs were approximately $41.2 million in 2011. Estimated future development costs relating to the development of PUDs are projected to be approximately $52.6 million in 2012, $49.9 million in 2013, $55.4 million in 2014, $51.4 million in 2015 and $58.3 in 2016.

All PUD drilling locations are scheduled to be drilled prior to the end of 2016.

As of December 31, 2011, 16% of our total proved reserves were classified as proved developed non-producing.

Production, Prices, and Production Costs

The following table presents our production volumes, average prices received and average production costs during the periods indicated:

	2011		2010		2009
Production Volumes:
Oil (MBbls)	2,128		1,777		1,531
Gas (MMcf)	878		788		491
Natural gas liquids (MGal)	2,468		2,821		2,719
Oil equivalents (MBOE)	2,333		1,976		1,677

Average Prices:
Oil (per Bbl)	$104.33	(1)	$68.29	(1)	$53.29	(1)
Gas (per Mcf)	$4.37		$4.40		$4.06
Natural gas liquids (per Gal)	$1.25		$1.00		$0.73
Oil equivalents (per BOE)	$98.13		$64.61		$51.01

Production Costs:
Average production costs (per BOE)	$8.96		$8.92		$9.73
Average production taxes (per BOE)	$11.29		$7.07		$5.84

Total production costs and production taxes (per BOE)	$20.25		$15.99		$15.57

(1)	Includes various derivative contracts at a weighted average price of:

January – December 2009	$55.01
January – December 2010	$57.55
January – December 2011	$86.96

Excluding the effect of fixed price swap contracts, the average oil price for 2011 would have been $107.13 per barrel of oil and $100.68 per BOE. The total volume hedged for 2011 represented approximately 31% of our total sales volumes for the year. Excluding the effect of forward sales contracts, the average oil price for 2010 would have been $78.12 per barrel of oil and $73.45 per BOE. The total volume hedged for 2010 represented approximately 45% of our total sales volumes for the year. Excluding the effect of forward sales contracts, the average oil price for 2009 would have been $57.98 per barrel of oil and $55.29 per BOE. The total volume hedged for 2009 represented approximately 49% of our total sales volumes for the year.

The following table provides a summary of our production, average sales prices and average production costs for oil and gas fields containing 15% or more of our total proved reserves as of December 31, 2011:

	Year Ended December 31,
	2011	2010	2009
WCBB
Net Production
Oil (MBbls)	1,258	1,176	1,209
Gas (MMcf)	237	410	192
NGL (Mgal)	—	—	—
Total (MBOE)	1,298	1,244	1,241

Average Sales Price:
Oil (per Bbl)	$104.49	$62.57	$52.39
Gas (per Mcf)	$4.16	$4.44	$4.44
NGL (per Gal)	$—	$—	$—

Average Production Cost (per BOE)	$8.71	$8.90	$8.54

Permian Basin
Net Production
Oil (MBbls)	208	134	118
Gas (MMcf)	272	256	236
NGL (Mgal)	2,436	2,797	2,694
Total (MBOE)	312	243	221

Average Sales Price:
Oil (per Bbl)	$90.86	$76.48	$55.19
Gas (per Mcf)	$3.94	$4.21	$3.72
NGL (per Gal)	$1.25	$1.00	$0.73

Average Production Cost (per BOE)	$17.59	$9.78	$10.71

Productive Wells and Acreage

The following table presents our total gross and net productive and non-productive wells, expressed separately for oil and gas, and the total gross and net developed and undeveloped acres as of December 31, 2011.

	NRI/WI (1)	Productive Oil Wells (2)		Productive Gas Wells		Non-Productive Oil Wells		Non-Productive Gas Wells		Developed Acreage (3)		Undeveloped Acreage (4)
Field	Percentages	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
West Cote Blanche Bay Field (5)	80.1/100	94	94	1	1	171	171	18	18	5,668	5,668	—	—
E. Hackberry Field (6)	79.4/100	30	30	—	—	93	93	—	—	3,291	3,291	—	—
W. Hackberry Field	87.5/100	2	2	—	—	23	23	—	—	592	592	—	—
Permian Basin	35.4/46.87	121	57	—	—	—	—	—	—	8,880	4,119	26,786	11,190
Niobrara Formation (7)	39.7/47.9	6	3	—	—	2	1	—	—	3,954	1,977	26,033	13,016
Williston Basin (8)	2.8/3.3	6	.2	—	—	—	—	—	—	1,708	132	3,659	685
Overrides/Royalty Non-operated	Various	133	.2		—	—	—	—	—	—	—	—	—

Total		392	186.4	1	1	289	288	18	18	24,093	15,779	56,478	24,891

(1)	Net Revenue Interest (NRI)/Working Interest (WI).
(2)	Includes six gross and net wells at WCBB that are producing intermittently.
(3)	Developed acres are acres spaced or assigned to productive wells. Approximately 36% of our acreage is developed acreage and has been perpetuated by production.

(4)	E. Hackberry acreage does not include 2,868 net acres subject to a two-year exploration agreement.
(5)	We have a 100% working interest (80.108% average NRI) from the surface to the base of the 13900 Sand which is located at 11,320 feet. Below the base of the 13900 Sand, we have a 40.40% non-operated working interest (29.95% NRI).
(6)	NRI shown is for producing wells.
(7)	The leases relating to our Niobrara Formation acreage will expire at the end of their respective primary terms unless the applicable leases are renewed or extended, we have commenced the necessary operations required by the terms of the applicable leases or we have obtained actual production from acreage subject to the applicable leases, in which event they will remain in effect until the cessation of production. Leases representing 32%, 35%, 12%, 1% and 20% of our total Niobrara undeveloped acreage are currently scheduled to expire in 2012, 2013, 2014, 2015 and thereafter, respectively.
(8)	NRI/WI is from wells that have been drilled or in which we have elected to participate.

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

	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Recompletions:
Productive	100	96	87	84	64	62.5
Dry	—	—	—	—	—	—

Total	100	96	87	84	64	62.5

Development:
Productive	82	57	57	42	25	18
Dry	3	3	—	—	1	1

Total	85	60	57	42	26	19

Exploratory:
Productive	1	1	—	—	1	1
Dry	—	—	—	—	—	—

Total	1	1	—	—	1	1

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

The Louisiana Department of Revenue, or LDR, is disputing our severance tax payments to the State of Louisiana from the sale of oil under fixed price contracts during the years 2005 through 2007. The LDR maintains that we paid approximately $1.8 million less in severance taxes under fixed price terms than the severance taxes we would have had to pay had we paid severance taxes on the oil at the contracted market rates only. We have denied any liability to the LDR for underpayment of severance taxes and have maintained that we were entitled to enter into the fixed price contracts with unrelated third parties and pay severance taxes based upon the proceeds received under those contracts. We have maintained our right to contest any final assessment or suit for collection if brought by the State. On April 20, 2009, the LDR filed a lawsuit in the 15th Judicial District Court, Lafayette Parish, in Louisiana against our company seeking $2,275,729 in severance taxes, plus interest and court costs. We filed a response denying any liability to the LDR for underpayment of severance taxes and are defending our company in the lawsuit. The LDR had taken no further action on this lawsuit since filing its petition two years ago until recently when it propounded discovery requests to which we have responded. We recently served discovery requests on the LDR and are awaiting the LDR’s response.

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

On July 30, 2010, six individuals and one limited liability company sued 15 oil and gas companies in Cameron Parish Louisiana for contamination across the surface of where the defendants operated in an action entitled Reeds et al. v. BP American Production Company et al., 38th Judicial District. No. 10-18714. The plaintiffs’ original petition for damages, which did not name us as a defendant, alleges that the plaintiffs’ property located in Cameron Parish, Louisiana within the Hackberry oil field is contaminated as a result of historic oil and gas exploration and production activities. Plaintiffs allege that the defendants conducted, directed and participated in various oil and gas exploration and production activities on their property which allegedly have contaminated or otherwise caused damage to the property, and have sued the defendants for alleged breaches of oil, gas and mineral leases, as well as for alleged negligence, trespass, failure to warn, strict liability, punitive damages, lease liability, contract liability, unjust enrichment, restoration damages, assessment and response costs and stigma damages. On December 7, 2010, we were served with a copy of the plaintiffs’ first supplemental and amending petition which added four additional plaintiffs and six additional defendants, including us, bringing the total number of defendants to 21. It also increased the total acreage at issue in this litigation from 240 acres to approximately 1,700 acres. In addition to the damages sought in the original petition, the plaintiffs now also seek: damages sufficient to cover the cost of conducting a comprehensive environmental assessment of all present and yet unidentified pollution and contamination of their property; the cost to restore the property to its pre-polluted original condition; damages for mental anguish and annoyance, discomfort and inconvenience caused by the nuisance created by defendants; land loss and subsidence damages and the cost of backfilling canals and other excavations; damages for loss of use of land and lost profits and income; attorney fees and expenses; and damages for evaluation and remediation of any contamination that threatens groundwater. In addition to us, current defendants include ExxonMobil Oil Corporation, Mobil Exploration & Producing North America Inc., Chevron U.S.A. Inc., The Superior Oil Company, Union Oil Company of California, BP America Production Company, Tempest Oil Company, Inc., ConocoPhillips Company, Continental Oil Company, WM. T. Burton Industries, Inc., Freeport Sulphur Company, Eagle Petroleum Company, U.S. Oil of Louisiana, M&S Oil Company, and Empire Land Corporation, Inc. of Delaware. On January 21, 2011, we filed a pleading challenging the legal sufficiency of the petitions on several grounds and requesting that they either be dismissed or that plaintiffs be required to amend such petitions. In response to the pleadings filed by us and similar pleadings filed by other defendants, the plaintiffs filed a third amending petition with exhibits which expands the description of the property at issue, attaches numerous aerial photos and identifies the mineral leases at issue. In response, we and numerous defendants re-urged their pleadings challenging the legal sufficiency of the petitions. Some of the defendants’ grounds for challenging the plaintiffs’ petitions were heard by the court on May 25, 2011 and were denied. The court signed the written judgment on December 9, 2011. We noticed our intent to seek supervisory review on December 19, 2011 and the trial court fixed a return date of January 11, 2012 for the filing of the writ application. We filed our supervisory writ and the matter is currently pending before the Louisiana Third Circuit Court of Appeal. We have served discovery requests and are currently responding to discovery requests from the plaintiffs.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since July 14, 2006, our common stock has been quoted on The NASDAQ Global Select Market under the symbol “GPOR.” The following table sets forth the high and low sale prices of our common stock for the periods presented:

	Price Range of Common Stock
	High	Low
2010
First Quarter	$12.68	$8.89
Second Quarter	15.25	10.60
Third Quarter	14.71	10.37
Fourth Quarter	22.92	13.59

2011
First Quarter	$36.38	$20.00
Second Quarter	38.09	23.84
Third Quarter	37.49	22.00
Fourth Quarter	37.80	18.72

2012
First Quarter (through February 15, 2012)	$36.54	$29.63

On February 15, 2012, the last reported sale price of our common stock on The NASDAQ Global Select Market was $35.34.

Unregistered Sales of Equity Securities and Use of Proceeds

None, except that we issued 566 shares of our common stock upon exercise of certain outstanding warrants to purchase our common stock in transactions exempt from registration under the Securities Act of 1933, as amended.

Holders of Record

At the close of business on February 15, 2012, there were 332 stockholders of record holding 55,621,371 shares of our outstanding common stock. There were approximately 21,921 beneficial owners of our common stock as of February 15, 2012.

Dividend Policy

We have never paid dividends on our common stock. We currently intend to retain all earnings to fund our operations. Therefore, we do not intend to pay any cash dividends on the common stock in the foreseeable future. In addition, the terms of our credit facility prohibit the payment of any dividends to the holders of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes appearing elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009 and the selected consolidated balance sheet data at December 31, 2011 and December 31, 2010 are derived from our audited consolidated financial statements appearing elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2008 and December 31, 2007 and the selected consolidated balance sheet data at December 31, 2009, December 31, 2008 and December 31, 2007 are derived from our audited consolidated financial statements that are not included in this report. The historical data presented below is not indicative of future results. We did not pay any cash dividends on our common stock during any of the periods set forth in the following table.

	Fiscal Year Ended December 31,
	2011	2010	2009	2008	2007
Selected Consolidated Statements of Operations Data:
Revenues	$229,254,000	$127,921,000	$85,968,000	$141,873,000	$106,315,000

Costs and expenses:
Lease operating expenses	20,897,000	17,614,000	16,316,000	22,856,000	16,670,000
Production taxes	26,333,000	13,966,000	9,797,000	15,813,000	12,667,000
Depreciation, depletion and amortization	62,320,000	38,907,000	29,225,000	42,472,000	29,681,000
Impairment of oil and natural gas properties	—	—	—	272,722,000	—
General and administrative	8,074,000	6,063,000	4,992,000	6,843,000	5,802,000
Accretion expense	666,000	617,000	582,000	560,000	554,000

	118,290,000	77,167,000	60,912,000	361,266,000	65,374,000

Income (Loss) from Operations	110,964,000	50,754,000	25,056,000	(219,393,000)	40,941,000

Other (Income) Expense:
Interest expense	1,400,000	2,761,000	2,309,000	4,762,000	3,091,000
Insurance recoveries	—	—	(1,050,000)	(769,000)	—
Settlement of fixed price contracts	—	—	—	(39,000,000)	—
Interest income	(186,000)	(387,000)	(564,000)	(540,000)	(523,000)
Loss from equity method investments	1,418,000	977,000	706,000	656,000	477,000

	2,632,000	3,351,000	1,401,000	(34,891,000)	3,045,000

Income (Loss) before Income Taxes	108,332,000	47,403,000	23,655,000	(184,502,000)	37,896,000
Income Tax Expense (Benefit)	(90,000)	40,000	28,000	—	121,000

Net Income (Loss)	108,422,000	47,363,000	23,627,000	(184,502,000)	37,775,000

Net Income (Loss) Available to Common Stockholders	$108,422,000	$47,363,000	$23,627,000	$(184,502,000)	$37,775,000

Net Income (Loss) Per Common Share—Basic:	$2.22	$1.08	$0.55	$(4.33)	$1.03
Net Income (Loss) Per Common Share—Diluted:	$2.20	$1.07	$0.55	$(4.33)	$1.01

	At December 31,
	2011	2010	2009	2008	2007
Selected Consolidated Balance Sheet Data:
Total assets	$691,158,000	$319,693,000	$227,344,000	$221,873,000	$419,137,000
Total debt, including current maturity	$2,283,000	$51,917,000	$52,428,000	$70,731,000	$66,533,000
Total liabilities	$58,808,000	$108,637,000	$102,293,000	$107,772,000	$115,015,000
Stockholders’ equity	$632,350,000	$211,056,000	$125,051,000	$114,101,000	$304,122,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an independent oil and natural gas exploration and production company with our principal producing properties located along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields, and in West Texas in the Permian Basin. During 2010, we acquired an acreage position in the Niobrara Formation of northwestern Colorado and, during 2011, we acquired our initial acreage position in the Utica Shale in Eastern Ohio and have commitments to acquire additional acreage there. We also hold a significant acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, and have interests in entities that operate in Southeast Asia, including the Phu Horm gas field in Thailand. We seek to achieve reserve growth and increase our cash flow through our annual drilling programs.

2011 Highlights

•	Oil and natural gas revenues increased 79% to $229.0 million for the year ended December 31, 2011 from $127.6 million for the year ended December 31, 2010.

•	Net income increased 129% to $108.4 million for the year ended December 31, 2011 from $47.4 million for the year ended December 31, 2010.

•	Production increased 18% to approximately 2,333,208 barrels of oil equivalent, or BOE, for the year ended December 31, 2011 from approximately 1,975,576 BOE for the year ended December 31, 2010.

•

During 2011, we drilled 86 gross (61 net) wells, which includes 40 gross (17 net) wells drilled by our operators in the Permian Basin and Bakken, and recompleted 100 gross (96 net) wells. Of our 86 new wells drilled, 75 were completed as producing wells, three were non-productive and eight were waiting on completion.

•	During 2011, we acquired approximately 600 additional net acres in the Permian Basin, which brought our total net acreage position in the Permian Basin to approximately 15,300 net acres.

•

During 2011, we acquired leasehold interests in approximately 98,000 gross (49,000 net) acres in the Utica Shale in Eastern Ohio. We intend to continue to pursue additional opportunities in this area and have commitments with various future closing dates which could increase our acreage position in the Utica Shale to an aggregate of approximately 125,000 gross (62,500 net) leasehold acres. We recently spud our first well on our Utica Shale acreage in February 2012.

•

In March, July and December of 2011, we completed a series of underwritten public offerings of an aggregate of 10,810,000 shares of our common stock and received approximately $307.1 million in aggregate net proceeds, which we used to repay then outstanding balances under our revolving credit facility, fund acquisitions of certain of our Utica Shale properties and for general corporate purposes, which include future capital expenditures associated with drilling, development and infrastructure, principally in the Utica Shale in Ohio.

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

Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the period 2011, 2010 and 2009, and prior to 2009, unescalated year-end prices and costs, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled $138.6 million at December 31, 2011 and $16.8 million at December 31, 2010. These costs are reviewed quarterly by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.

Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the period January – December of the applicable year beginning with 2009, and prior to 2009, unescalated year-end prices and costs, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. For instance, as a result of the drop in commodity prices on December 31, 2008 and subsequent reduction in our proved reserves, we recognized a ceiling test impairment of $272.7 million for the year ended December 31, 2008. If prices of oil, natural gas and natural gas liquids decline, we may be required to further write down the value of our oil and gas properties, which could negatively affect our results of operations. No ceiling test impairment was required for the year ended December 31, 2011.

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

Oil and Gas Reserve Quantities. Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analysis demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Netherland, Sewell & Associates, Inc., Ryder Scott Company and to a lesser extent our personnel have prepared reserve reports of our reserve estimates at December 31, 2011 on a well-by-well basis for our properties.

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

Our proved reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. Therefore, reserve estimates may materially vary from the ultimate quantities of oil and natural gas eventually recovered.

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

Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management’s opinion, it is more likely than not that some portion will not be realized. At December 31, 2011, a valuation allowance of $12.3 million had been provided for deferred tax assets based on the uncertainty of future taxable income.

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

To mitigate the effects of commodity price fluctuations, we were party to forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs and differentials, for the period January 2010 through February 2010. For the period March 2010 through December 2010, we were party to forward sales contracts for the sale of 2,300 barrels of WCBB production per day at a weighted average daily price of $58.24 per barrel before transportation costs and differentials. In November 2010, we entered into fixed price swaps for 2,000 barrels of oil per day at a weighted average price of $86.96 per barrel for the period January 2011 through December 2011. For January 2012 through February 2012, we entered into fixed price swaps for 2,000 barrels of oil per day at a weighted average price of $108.00 per barrel. For the period from March 2012 through December 2012, we entered into fixed price swaps for 3,000 barrels of oil per day at a weighted average price of $109.73 per barrel. For the period from January 2013 through June 2013, we entered into fixed price swaps for 1,000 barrels of oil per day at a weighted average price of $113.20 per barrel. Under the 2010 contracts, we delivered approximately 45% of our 2010 production. Under the 2011 contracts, we delivered approximately 31% of our 2011 production. Under the 2012 contracts, we have committed to deliver approximately 32% to 35% of our estimated 2012 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These forward sales contracts and fixed price swaps are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815 and related pronouncements.

RESULTS OF OPERATIONS

Results of Operations

The markets for oil and natural gas have historically been, and will continue to be, volatile. Prices for oil and natural gas may fluctuate in response to relatively minor changes in supply and demand, market uncertainty and a variety of factors beyond our control.

The following table presents our production volumes, average prices received and average production costs during the periods indicated:

	2011		2010		2009
Production Volumes:
Oil (MBbls)	2,128		1,777		1,531
Gas (MMcf)	878		788		491
Natural gas liquids (MGal)	2,468		2,821		2,719
Oil equivalents (MBOE)	2,333		1,976		1,677

Average Prices:
Oil (per Bbl)	$104.33	(1)	$68.29	(1)	$53.29	(1)
Gas (per Mcf)	$4.37		$4.40		$4.06
Natural gas liquids (per Gal)	$1.25		$1.00		$0.73
Oil equivalents (per BOE)	$98.13		$64.61		$51.01

Production Costs:
Average production costs (per BOE)	$8.96		$8.92		$9.73
Average production taxes (per BOE)	$11.29		$7.07		$5.84

Total production costs and production taxes (per BOE)	$20.25		$15.99		$15.57

(1)	Includes various derivative contracts at a weighted average price of:

January – December 2009	$55.01
January – December 2010	$57.55
January – December 2011	$86.96

Excluding the net effect of fixed price swap contracts, the average oil price for 2011 would have been $107.13 per barrel of oil and $100.68 BOE. The total volume hedged for 2011 represented approximately 31% of our total sales volumes for the year. Excluding the net effect of forward sales contracts, the average oil price for 2010 would have been $78.12 per barrel of oil and $73.45 per BOE. The total volume hedged for 2010 represented approximately 45% of our total sales volumes for the year. Excluding the effect of forward sales contracts, the average oil price for 2009 would have been $57.98 per barrel of oil and $55.29 per BOE. The total volume hedged for 2009 represented approximately 49% of our total sales volumes for the year.

From 2010 to 2011, our net equivalent oil production increased 18% from 1,975,576 BOE to 2,333,208 BOE due to the results of our 2011 drilling and recompletion activities. From 2009 to 2010, our net equivalent oil production also increased 18% from 1,677,000 BOE to 1,976,000 BOE due to increased drilling activity, the success of our drilling activities and our acquisitions of additional properties in the Permian Basin and the Niobrara Formation. We currently estimate that our 2012 production will be between 3,000,000 and 3,200,000 BOE. However, such estimate may change based on a change in our expected drilling and recompletion activities or the changing economic climate and unforeseen events, such as hurricanes.

Comparison of the Years Ended December 31, 2011 and December 31, 2010

We reported net income of $108,422,000 for the year ended December 31, 2011 as compared to net income of $47,363,000 for the year ended December 31, 2010. This 129% increase in period-to-period net income was due primarily to an 18% increase in net production to 2,333,208 BOE and a 52% increase in realized BOE prices to $98.13 for the year ended December 31, 2011, partially offset by a 19% increase in lease operating expenses, a 33% increase in general and administrative expenses and an 89% increase in production taxes.

Oil and Gas Revenues. For the year ended December 31, 2011, we reported oil and natural gas revenues of $228,953,000 as compared to oil and natural gas revenues of $127,636,000 during 2010. This $101,317,000, or 79%, increase in revenues was primarily attributable to an 18% increase in net production to 2,333,208 BOE from 1,975,576 BOE and a 52% increase in realized BOE prices to $98.13 from $64.61, in each case for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

The following table summarizes our oil and natural gas production and related pricing for the years ended December 31, 2011 and December 31, 2010:

	Year Ended December 31,
	2011	2010
Oil production volumes (MBbls)	2,128	1,777
Gas production volumes (MMcf)	878	788
Natural gas liquids production volumes (MGal)	2,468	2,821
Oil equivalents (MBOE)	2,333	1,976
Average oil price (per Bbl)	$104.33	$68.29
Average gas price (per Mcf)	$4.37	$4.40
Average natural gas liquids (per Gal)	$1.25	$1.00
Oil equivalents (per BOE)	$98.13	$64.61

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $20,897,000 for the year ended December 31, 2011 from $17,614,000 for 2010. This increase was mainly the result of an increase in expenses related to chemicals and fuel, equipment repairs and maintenance, field supervision, overhead, property taxes, rentals, salt water disposal and well workovers.

Production Taxes. Production taxes increased to $26,333,000 for the year ended December 31, 2011 from $13,966,000 for 2010. This increase was primarily related to an 18% increase in production and a 52% increase in the average realized BOE price received resulting in a 79% increase in oil and gas revenues.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $62,320,000 for the year ended December 31, 2011, and consisted of $61,965,000 in depletion of oil and natural gas properties and $355,000 in depreciation of other property and equipment, as compared to total DD&A expense of $38,907,000 for 2010. This increase was due to an increase in our full cost pool as a result of our capital activities, an increase in our production and a decrease in our total proved reserves volume used to calculate our total DD&A expense.

General and Administrative Expenses. Net general and administrative expenses increased to $8,074,000 for the year ended December 31, 2011 from $6,063,000 for 2010. This $2,011,000 increase was due to an increase in salaries, stock compensation expenses and benefits resulting from an increased number of employees, increases in legal expenses, franchise taxes and bank fees, partially offset by an increase in administrative services reimbursements under the acquisition team agreement and an increase in general and administrative costs related to exploration and development activity capitalized to the full cost pool.

Accretion Expense. Accretion expense increased slightly to $666,000 for the year ended December 31, 2011 from $617,000 for the same period in 2010.

Interest Expense. Interest expense decreased to $1,400,000 for the year ended December 31, 2011 from $2,761,000 for 2010 due to a decrease in the interest rate paid and the repayment of all of our outstanding debt under our revolving credit facility during the fourth quarter of 2011 so that no amounts were outstanding as of December 31, 2011, as compared to $49,500,000 outstanding as of the same date in 2010. Further, during 2010, in conjunction with the repayment of our prior revolving credit facility on September 30, 2010, we expensed approximately $225,000 in unamortized loan fees associated with this facility, which is included in interest expense in our consolidated statements of operations for the year ended December 31, 2010. Total weighted debt outstanding under our revolving credit facility was $21,084,000 for the year ended December 31, 2011 and $46,931,000 for 2010. As of December 14, 2011 (the latest date during the year ended December 31, 2011 on which we had borrowings outstanding), amounts borrowed under our credit facility bore interest at the Eurodollar rate of 2.26%.

Income Taxes. As of December 31, 2011, we had a net operating loss carry forward of approximately $116.8 million, in addition to numerous temporary differences, which gave rise to a deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At December 31, 2011, a valuation allowance of $12,347,000 had been provided for deferred tax assets, with the exception of $1,000,000 related to alternative minimum taxes. We recognized an income tax benefit of $90,000 for the year ended December 31, 2011.

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

Interest Expense. Interest expense increased to $2,761,000 for 2010 from $2,309,000 for 2009. This increase was due to an increase in the interest rate paid as well as the recognition of approximately $225,000 in unamortized loan fees associated with the termination of the Bank of America revolving credit facility. Effective September 30, 2010, this facility, along with the term loan with Bank of America, were repaid with borrowings under our new senior secured revolving credit facility with The Bank of Nova Scotia, as administrative agent and letter of credit issuer and lead arranger, and Amegy Bank National Association, entered into on September 30, 2010. This increase in interest expense was partially offset by a decrease in average debt outstanding for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Total debt outstanding under our new revolving credit facility was $49.5 million as of December 31, 2010, as compared to $49.9 million outstanding under our prior facilities with Bank of America as of the same date in 2009. Total weighted debt outstanding under our facilities was $46.9 million for 2010 and $59.9 million for 2009. Until September 30, 2010, amounts borrowed under our term loan and revolving credit facility with Bank of America bore interest of 3.76% and 3.25%, respectively. At December 31, 2010, amounts borrowed under our new revolving credit agreement bore interest at the Eurodollar rate of 3.77%.

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

Liquidity and Capital Resources

Overview. Historically, our primary sources of funds have been cash flow from our producing oil and natural gas properties, borrowings under our bank and other credit facilities and the issuance of equity securities. Our ability to access any of these sources of funds can be significantly impacted by decreases in oil and natural gas prices or our oil and natural gas production. During 2011, we received aggregate net proceeds (before offering expenses) of approximately $307.1 million from the sale of shares of our common stock. During 2010, we received net proceeds (before offering expenses) of approximately $21.6 million from the sale of shares of our common stock.

Net cash flow provided by operating activities was $158,138,000 for the year ended December 31, 2011 as compared to net cash flow provided by operating activities of $85,835,000 for 2010. This increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 52% increase in net realized BOE prices and an 18% increase in our net BOE production.

Net cash flow provided by operating activities was $85,835,000 for 2010, as compared to $53,299,000 for 2009. This increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 27% increase in net realized prices and an 18% increase in our net BOE production.

Net cash used in investing activities for the year ended December 31, 2011 was $323,248,000 as compared to $105,315,000 for 2010. During the year ended December 31, 2011, we spent $287,292,000 in additions to oil and natural gas properties, of which $106,947,000 was spent on our 2011 drilling and recompletion programs, $31,872,000 was spent on expenses attributable to the wells drilled and recompleted during 2010, $8,320,000 was spent on compressors and other facility enhancements, $177,000 was spent on plugging costs, $124,713,000 was spent on lease related costs, primarily the acquisition of leases in the Utica Shale and $3,651,000 was spent on tubulars, with the remainder attributable mainly to capitalized general and administrative expenses. In addition, $3,182,000 was loaned to, and $22,676,000 was invested in, Grizzly during the year ended December 31, 2011, and $3,794,000, $6,009,000 and $2,142,000 was invested in our investments in Tatex III, Bison and Muskie, respectively, during the year ended December 31, 2011. During the year ended December 31, 2011, we used cash from operations and proceeds from our equity offering for our investing activities.

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

Net cash provided by financing activities for the year ended December 31, 2011 was $256,539,000 as compared to $20,224,000 for 2010. The 2011 amount provided by financing activities was primarily attributable to the net proceeds of $307,154,000 from our equity offerings and exercise of stock options, partially offset by net principal payments of $49,500,000 on borrowings under our credit facility. The 2010 amount provided by financing activities was primarily attributable to the net proceeds from our equity offerings of $21,358,000.

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

The 2009 amount used by financing activities was primarily attributable to principal payments on borrowings of $18,206,000 under our credit facility with Bank of America, partially offset by $30,000 received from the exercise of stock options.

Credit Facility. On September 30, 2010, we entered into a $100.0 million senior secured revolving credit facility with The Bank of Nova Scotia, as administrative agent and letter of credit issuer and lead arranger, and Amegy Bank National Association, or Amegy Bank, which revolving credit facility initially matured on

September 30, 2013 and had a borrowing base availability of $50.0 million, which was increased to $65.0 million effective December 24, 2010. On May 3, 2011, we entered into a first amendment to the revolving credit facility with the Bank of Nova Scotia, Amegy Bank, KeyBank National Association, or KeyBank, and Société Générale. Pursuant to the terms of the first amendment, KeyBank and Société Générale were added as additional lenders, the maximum amount of the revolving credit facility was increased to $350.0 million, the borrowing base was increased to $90.0 million, certain fees and rates payable by us under the credit facility were decreased, and the maturity date was extended until May 3, 2015. On October 31, 2011, we entered into additional amendments to our revolving credit facility pursuant to which, among other things, the borrowing base under this facility was increased to $125.0 million. On December 14, 2011, we repaid all outstanding borrowings under this credit facility with a portion of the net proceeds of our equity offering completed on December 5, 2011 pending the application of such proceeds to fund our additional Utica Shale lease acquisitions and for general corporate purposes. Our revolving credit facility is secured by substantially all of our assets. Our wholly-owned subsidiaries guaranteed our obligations under the revolving credit facility.

Advances under our revolving credit facility, as amended, may be in the form of either base rate loans or Eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 1.00% to 2.50%, plus (2) the highest of: (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the Eurodollar rate for an interest period of one month plus 1.00%. The interest rate for Eurodollar loans is equal to (1) the applicable rate, which ranges from 2.00% to 3.50%, plus (2) the London interbank offered rate that appears on Reuters Screen LIBOR01 Page for deposits in U.S. dollars, or, if such rate is not available, the offered rate on such other page or service that displays the average British Bankers Association Interest Settlement Rate for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. As of December 14, 2011 (the latest date during the year ended December 31, 2011 on which we had borrowings outstanding), amounts borrowed under our revolving credit facility bore interest at the Eurodollar rate (2.26%).

Our revolving credit facility contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in the credit facility. The credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of funded debt to EBITDAX (net income, excluding any non-cash revenue or expense associated with swap contracts resulting from ASC 815, plus without duplication and to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) non-cash losses from minority investments, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offering, and less non-cash income attributable to equity income from minority investments) for a twelve-month period may not be greater than 2.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with all covenants at December 31, 2011.

In connection with our scheduled spring 2012 borrowing base redetermination completed in February 2012, Scotia Capital has advised us that it has recommended an increase to our borrowing base from the current level of $125.0 million to $150.0 million, subject to the approval of the other banks in the syndicate.

Building Loans. In June 2004, we purchased the office building we occupy in Oklahoma City, Oklahoma, for $3.7 million. One loan associated with this building matured in March 2006 and bore interest at the rate of 6% per annum, while a second loan was scheduled to mature in June 2011. We entered into a new building loan in March 2011 to refinance the $2.4 million outstanding at that time. The new agreement extends the maturity date of the building loan to February 2016 and reduces the interest rate from 6.5% per annum to 5.82% per annum. The new building loan requires monthly interest and principal payments of approximately $22,000 and is collateralized by the Oklahoma City office building and associated land. As of December 31, 2011, approximately $2.3 million was outstanding on this loan.

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

Of our net reserves at December 31, 2011, 56% were categorized as proved undeveloped. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved developed reserves, or both. To realize reserves and increase production, we must continue our exploratory drilling, undertake other replacement activities or use third parties to accomplish those activities.

At December 31, 2011, our booked inventory of prospects included approximately 24 drilling locations at WCBB. The drilling schedule used in our December 31, 2011 reserve report anticipates that all of those wells will be drilled by 2015. During 2011, we recompleted 68 wells and drilled 21 wells, of which 19 were completed as producers, one was non-productive and one was waiting on completion, for an aggregate cost of $42.4 million. From January 1, 2012 through February 20, 2012, we recompleted six existing wells and drilled three new wells at our WCBB field, and at February 20, 2012 we were in the process of drilling two additional wells. We currently intend to recomplete 60 wells and drill 22 to 24 new wells during 2012. Our aggregate drilling and recompletion expenditures for our WCBB field during 2012 are estimated to be approximately $36.0 million to $38.0 million.

In our East Hackberry field, in 2011, we recompleted 24 existing wells and drilled 22 wells, of which 17 were completed as producers, two were non-productive and three were waiting on completion for an aggregate cost of $51.9 million. From January 1, 2012 through February 20, 2012, we recompleted two existing wells and drilled two new wells at our East Hackberry field, and at February 20, 2012 we were in the process of drilling two additional wells. We currently intend to drill 10 to 12 wells and recomplete 10 wells in our East Hackberry field in 2012. Total capital expenditures for our East Hackberry field during 2012 are estimated to be approximately $24.0 million to $26.0 million.

In the Permian Basin, our booked inventory of prospects at December 31, 2011 included 252 gross (124 net) future development drilling locations. During 2011, 39 gross (17 net) wells were drilled on this acreage, of which 35 were completed as producers and four were waiting on completion for an aggregate cost of $38.4 million. From January 1, 2012 through February 20, 2012, two gross (one net) wells were drilled on this acreage and were waiting on completion and at February 20, 2012 one gross (0.5 net) additional well was being drilled. We currently anticipate that our capital requirements to drill a total of 23 to 25 gross (11.5 to 12.5 net) wells and recomplete five gross (2.5 net) wells in the Permian Basin in West Texas will be approximately $23.0 million to $25.0 million in 2012. In an effort to facilitate the development of our Permian Basin and other domestic acreage, in 2011 we acquired a 25% equity interest in Bison Drilling and Field Services LLC, or Bison, which owns and operates four drilling rigs. Our purchase price for this interest was approximately $6.0 million, subject to adjustment. The remaining 75% equity interest is owned by entities controlled by Wexford. Also in 2011, we acquired a 25% interest in Muskie Holdings LLC, or Muskie, which holds certain rights in a lease covering land in Wisconsin for mining oil and natural gas fracture grade sand, for $2.1 million. Muskie is controlled by Wexford. The 2012 budgets for Bison and Muskie have not yet been established.

In the Niobrara Formation in northwestern Colorado, in 2011, we completed a 60 square mile 3-D seismic survey, have received a processed version of the seismic and are selecting future drilling locations. Our total capital expenditures in the Niobrara Formation were approximately $6.8 million in 2011 relating to the seismic survey, drilling three gross (1.5 net) wells and leasehold acquisitions. We currently anticipate that our total capital expenditures in the Niobrara Formation will be approximately $5.0 million to $6.0 million in 2012 to drill five to seven gross wells.

In the Utica shale in Ohio, in 2011, we acquired approximately 98,000 gross (49,000 net) acres for $118.4 million. During 2012, we expect to spend up to an additional $30.0 million to $35.0 million to acquire up to another 27,000 gross (13,500 net) acres. In addition, during 2012, we currently anticipate spending another $72.0 million to $76.0 million to drill 20 gross (ten net) wells.

During the third quarter of 2006, we purchased a 24.9% interest in Grizzly. As of December 31, 2011, our net investment in Grizzly was approximately $69.0 million. Our capital requirements in 2012 for this project are estimated to be approximately $40.0 million to $43.0 million, primarily for the expenses associated with the construction of the Algar Lake facility and drilling activity during the 2011-2012 winter drilling season. In addition, in January 2012, Grizzly entered into an agreement to purchase approximately 46,700 acres of oil sands leases in the Athabasca oil sands area for $225.0 million CAD. Our capital contribution obligation to Grizzly for our portion of the purchase price is approximately $56.3 million and will be due at closing of the transaction. We expect to fund this amount with borrowings under our revolving credit facility.

Net capital expenditures in 2011 relating to our interest in Thailand were approximately $2.9 million. Capital expenditures in 2012 relating to our interests in Thailand are expected to be approximately $6.0 million, which we believe will be partially funded from our share of production from the Phu Horm field.

Our total capital expenditures for 2012 are currently estimated to be in the range of $215.0 million to $225.0 million, excluding the acquisition costs of our Utica Shale acreage, Grizzly May River acquisition and any other potential acquisitions. This is up from the $130.0 million spent on 2011 activities due to improved commodity pricing and cost environment. We intend to continue to monitor pricing and cost developments and make adjustments to our future capital expenditure programs as warranted.

We believe that our cash on hand, cash flow from operations and borrowings under our revolving credit facility will be sufficient to meet our normal recurring operating needs and capital requirements for the next twelve months. In the event we elect to further expand or accelerate our drilling programs, pursue additional acquisitions or accelerate our Canadian oil sands project, we may be required to obtain additional funds which we would seek to do through traditional borrowings, offerings of debt or equity securities or other means, including the sale of assets. We regularly evaluate new acquisition opportunities. Needed capital may not be available to us on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to delay or curtail implementation of our business plan or not be able to complete acquisitions that may be favorable to us.

Commodity Price Risk

The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past five years, the West Texas Intermediate posted price for crude oil has ranged from a low of $30.28 per barrel, or bbl, in December 2008 to a high of $145.31 per barrel in July 2008. The Henry Hub spot market price of natural gas has ranged from a low of $1.83 per million British thermal units, or MMBtu, in September 2009 to a high of $15.52 per MMBtu in January 2006. On February 15, 2012, the West Texas Intermediate posted price for crude oil was $101.80 per barrel and the Henry Hub spot market price of natural gas was $2.43 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations.

To mitigate the effects of commodity price fluctuations, we were party to forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs and differentials, for the period January 2010 through February 2010. For the period March 2010 through December 2010, we were party to forward sales contracts for the sale of 2,300 barrels of WCBB production per day at a weighted average daily price of $58.24 per barrel before transportation costs and differentials. In November 2010, we entered into fixed price swaps for 2,000 barrels of oil per day at a weighted average price of $86.96 per barrel for the period January 2011 through December 2011. For January 2012 through February 2012, we entered into fixed price swaps for 2,000 barrels of oil per day at a weighted average price of $108.00 per barrel. For the period from March 2012 through December 2012, we entered into fixed price swaps for 3,000 barrels of oil per day at a weighted average price of $109.73 per barrel. For the period from January 2013 through June 2013, we entered into fixed price swaps for 1,000 barrels of oil per day at a weighted average price of $113.20 per barrel. Under the 2010 contracts, we delivered approximately 45% of our 2010 production. Under the 2011 contracts, we delivered approximately 31% of our 2011 production. Under the 2012 contracts, we have committed to deliver approximately 32% to 35% of our estimated 2012 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These forward sales contracts and fixed price swaps are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815 and related pronouncements.

Commitments

In connection with the acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we can access the trust for use in plugging and abandonment charges associated with the property. As of December 31, 2011, the plugging and abandonment trust totaled approximately $3.1 million. At December 31, 2011, we have plugged 320 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.

Contractual and Commercial Obligations

The following table sets forth our contractual and commercial obligations at December 31, 2011.

	Payment due by period (1)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term and long-term debt	$2,283,000	$141,000	$476,000	$1,666,000	$—
Asset retirement obligations	12,653,000	620,000	1,361,000	792,000	9,880,000

Total	$14,936,000	$761,000	$1,837,000	$2,458,000	$9,880,000

(1)	Does not include estimated interest of $129,000 less than one year, $335,000 1-3 years and $16,000 3-5 years and short-term derivative instruments of $1,601,000 less than one year.

New Accounting Pronouncements

In December 2008, the SEC published a final rule, “Modernization of Oil and Gas Reporting.” The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserve volumes. The new requirements also allow companies to disclose their probable and possible reserves. In addition, the new disclosure requirements require companies to (a) report the independence and qualifications of its reserve preparer, (b) file reports when a third party is relied upon to prepare reserve estimates or conducts a reserve audit, and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year end prices. The new requirements were effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. We adopted this final rule as of December 31, 2009. The adoption of the rule resulted in a lower price used in reserve calculations and a decrease in 2009 reserves. Updated disclosures are included in Item 2. “Properties—Proved Oil and Natural Gas Reserves” and Note 20 to our consolidated financial statements included in this report.

In January 2010, the FASB issued Accounting Standards Update 2010-03, “Oil and Gas Reserve Estimation and Disclosures” (currently codified in FASB ASC Topic 932, “Extractive Activities – Oil & Gas”), or FASB ASC 932. The purpose of the amendments in this Update was to align the oil and gas reserve estimation and disclosure requirements of FASB ASC 932 with the requirements in the SEC’s final rule, “Modernization of Oil and Gas Reporting.“ The amendments to FASB ASC 932 were effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. We adopted FASB ASC 932 effective December 31, 2009, the impact of which is noted above.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past five years, the West Texas Intermediate posted price for crude oil has ranged from a low of $30.28 per barrel, or bbl, in December 2008 to a high of $145.31 per barrel in July 2008. The Henry Hub spot market price of natural gas has ranged from a low of $1.83 per million British thermal units, or MMBtu, in September 2009 to a high of $15.52 per MMBtu in

January 2006. On February 15, 2012, the West Texas Intermediate posted price for crude oil was $101.80 per barrel and the Henry Hub spot market price of natural gas was $2.43 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations.

For the period January 2010 through February 2010, we were party to forward sales contracts for the sale of 3,000 barrels of WCBB production per day at a weighted average daily price of $54.81 per barrel, before transportation costs and differentials. For the period March 2010 through December 2010, we were party to forward sales contracts for the sale of 2,300 barrels of WCBB production per day at a weighted average daily price of $58.24 per barrel before transportation costs and differentials. In November 2010, we entered into fixed price swaps for 2,000 barrels of oil per day at a weighted average price of $86.96 per barrel for the period January 2011 through December 2011. For January 2012 through February 2012, we entered into fixed price swaps for 2,000 barrels of oil per day at a weighted average price of $108.00 per barrel. For the period from March 2012 through December 2012, we entered into fixed price swaps for 3,000 barrels of oil per day at a weighted average price of $109.73 per barrel. For the period from January 2013 through June 2013, we entered into fixed price swaps for 1,000 barrels of oil per day at a weighted average price of $113.20 per barrel. Under the 2010 contracts, we delivered approximately 45% of our 2010 production. Under the 2011 contracts, we delivered approximately 31% of our 2011 production. Under the 2012 contracts, we have committed to deliver approximately 32% to 35% of our estimated 2012 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These forward sales contracts and fixed price swaps are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815 and related pronouncements. At December 31, 2011, we had a net asset derivative position of $1.6 million related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $7.7 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by $7.7 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Our revolving credit facility is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or Eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the Eurodollar rates are elected, the Eurodollar rates. At December 14, 2011 (the latest date during the year ended December 31, 2011 on which we had borrowings outstanding), amounts borrowed under our revolving credit facility bore interest at the Eurodollar rate of 2.26%. Based on the current debt structure, a 1% increase in interest rates would increase interest expense by approximately $130,000 per year, based on $13.0 million outstanding under our revolving credit facility as of December 14, 2011. As of December 31, 2011, we did not have any interest rate swaps to hedge our interest risks.

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

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Vice President and Chief Financial Officer have concluded that as of December 31, 2011, our disclosure controls and procedures are effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, management did not identify any material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2011.

Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements for the year ended December 31, 2011 included with this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2011, as stated in their accompanying report.

/s/ James D. Palm		/s/ Michael G. Moore
Name:	James D. Palm	Name:	Michael G. Moore
Title:	Chief Executive Officer	Title:	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Gulfport Energy Corporation:

We have audited internal control over financial reporting of Gulfport Energy Corporation and Subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Gulfport Energy Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gulfport Energy Corporation and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 27, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

February 27, 2012

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List the following documents filed as part of this report:

Exhibit Number	Description

2.1	Purchase and Sale Agreement, dated as of November 28, 2007, by and among Ambrose Energy I, Ltd. and each of the other persons, which are listed as a party seller, and Windsor Permian (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 24, 2007).

2.2	Second Amendment to the Purchase and Sale Agreement, dated as of December 18, 2007, by and among Ambrose Energy I, Ltd., each of the other parties which are listed as a party seller, Windsor Permian and Gulfport (incorporated by reference to Exhibit 2.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 24, 2007).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

3.2	Certificate of Amendment No. 1 to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 6, 2009).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 12, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

4.2	Form of Warrant Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

4.3	Registration Rights Agreement, dated as of February 23, 2005, by and among the Company, Southpoint Fund LP, a Delaware limited partnership, Southpoint Qualified Fund LP, a Delaware limited partnership and Southpoint Offshore Operating Fund, LP, a Cayman Islands exempted limited partnership (incorporated by reference to Exhibit 10.7 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2005).

4.4	Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.3 of Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on November 11, 2005).

4.5	Amendment No. 1, dated February 14, 2006, to the Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.15 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2006).

10.1+	Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

10.2+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

10.3+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

10.4+	Employment Agreement, dated as of May 18, 1999 and effective as of June 1, 1999, by and between the Company and Mike Liddell (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to Form 10-KSB/A, File No. 000-19514, filed by the Company with the SEC on May 11, 2007).

10.5+	Summary of Oral Employment Agreement with James D. Palm (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 7, 2010).

Exhibit Number	Description

10.6	Credit Agreement, dated as of September 30, 2010, by and among the Company, as borrower, the Bank of Nova Scotia, as administrative agent, letter of credit issuer and lead arranger, and Amegy Bank National Association (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 6, 2010).

10.7	Amendment, dated as of December 24, 2010, to the Credit Agreement by and among the Company, as borrower, the Bank of Nova Scotia, as administrative agent, letter of credit issuer and lead arranger, and Amegy Bank National Association (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 28, 2010).

10.8	First Amendment, dated May 3, 2011 of Credit Agreement, dated September 30, 2011, by and among the Company, as borrower, the Bank of Nova Scotia, as administrative agent, letter of credit issuer and lead arranger, Amegy Bank National Association, KeyBank National Association and Société Générale (incorporated by reference to Exhibit 10.2 of Form 10-Q, File No. 000-19514, filed by the Company with the SEC on May 9, 2011).

10.9	Second Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, letter of credit issuer and lead arranger, Amegy Bank National Association, as syndication agent, KeyBank National Association, as co-documentation agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 of Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 4, 2011).

10.10	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, letter of credit issuer and lead arranger, Amegy Bank National Association, as syndication agent, KeyBank National Association and Société Générale, as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 of Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 4, 2011).

14	Code of Ethics (incorporated by reference to Exhibit 14 of Form 8-K, File No. 000-19514, filed by the Company with the SEC on February 14, 2006).

21*	Subsidiaries of the Registrant.

23.1*	Consent of Grant Thornton LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

23.3*	Consent of Ryder Scott Company.

23.4*	Consent of Pinnacle Energy Services, LLC.

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1*	Report of Netherland, Sewell & Associates, Inc.

99.2*	Report of Ryder Scott Company.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith, not filed.
+	Management contract, compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2012

GULFPORT ENERGY CORPORATION

By:	/s/ JAMES D. PALM
James D. Palm Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2012	By:	/s/ JAMES D. PALM
James D. Palm Chief Executive Officer and Director (Principal Executive Officer)

Date: February 27, 2012	By:	/s/ MIKE LIDDELL
Mike Liddell Chairman of the Board and Director

Date: February 27, 2012	By:	/s/ MICHAEL G. MOORE
Michael G. Moore Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 27, 2012	By:	/s/ DONALD DILLINGHAM
Donald Dillingham Director

Date: February 27, 2012	By:	/s/ CRAIG GROESCHEL
Craig Groeschel Director

Date: February 27, 2012	By:	/s/ DAVID L. HOUSTON
David L. Houston Director

Date: February 27, 2012	By:	/s/ SCOTT E. STRELLER
Scott E. Streller Director

S-1

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Gulfport Energy Corporation:

We have audited the accompanying consolidated balance sheets of Gulfport Energy Corporation and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gulfport Energy Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company changed its method of estimating oil and gas reserves and related disclosures in 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

February 27, 2012

GULFPORT ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts rounded to nearest thousand)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$93,897,000	$2,468,000
Accounts receivable—oil and gas	28,019,000	14,952,000
Accounts receivable—related parties	4,731,000	573,000
Prepaid expenses and other current assets	1,327,000	1,732,000
Short-term derivative instruments	1,601,000	—

Total current assets	129,575,000	19,725,000

Property and equipment:
Oil and natural gas properties, full-cost accounting, $138,623,000 and $16,778,000 excluded from amortization in 2011 and 2010, respectively	1,035,754,000	747,344,000
Other property and equipment	8,024,000	7,609,000
Accumulated depletion, depreciation, amortization and impairment	(575,142,000)	(512,822,000)

Property and equipment, net	468,636,000	242,131,000

Other assets:
Equity investments	86,824,000	33,021,000
Note receivable—related party	—	20,006,000
Other assets	5,123,000	4,182,000

Total other assets	91,947,000	57,209,000

Deferred tax asset	1,000,000	628,000

Total assets	$691,158,000	$319,693,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$43,872,000	$41,155,000
Asset retirement obligation—current	620,000	635,000
Short-term derivative instruments	—	4,720,000
Current maturities of long-term debt	141,000	2,417,000

Total current liabilities	44,633,000	48,927,000

Asset retirement obligation—long-term	12,033,000	10,210,000
Long-term debt, net of current maturities	2,142,000	49,500,000

Total liabilities	58,808,000	108,637,000

Commitments and contingencies (Notes 17 and 18)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock—$.01 par value, 100,000,000 authorized, 55,621,371 issued and outstanding in 2011 and 44,645,435 in 2010	556,000	446,000
Paid-in capital	604,584,000	296,253,000
Accumulated other comprehensive income (loss)	2,663,000	(1,768,000)
Retained earnings (accumulated deficit)	24,547,000	(83,875,000)

Total stockholders’ equity	632,350,000	211,056,000

Total liabilities and stockholders’ equity	$691,158,000	$319,693,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts rounded to nearest thousand)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Oil and condensate sales	$222,025,000	$121,350,000	$81,587,000
Gas sales	3,838,000	3,468,000	1,992,000
Natural gas liquid sales	3,090,000	2,818,000	1,997,000
Other income (expense)	301,000	285,000	392,000

	229,254,000	127,921,000	85,968,000

Costs and expenses:
Lease operating expenses	20,897,000	17,614,000	16,316,000
Production taxes	26,333,000	13,966,000	9,797,000
Depreciation, depletion, and amortization	62,320,000	38,907,000	29,225,000
General and administrative	8,074,000	6,063,000	4,992,000
Accretion expense	666,000	617,000	582,000

	118,290,000	77,167,000	60,912,000

INCOME FROM OPERATIONS	110,964,000	50,754,000	25,056,000

OTHER (INCOME) EXPENSE:
Interest expense	1,400,000	2,761,000	2,309,000
Insurance proceeds	—	—	(1,050,000)
Interest income	(186,000)	(387,000)	(564,000)
Loss from equity method investments	1,418,000	977,000	706,000

	2,632,000	3,351,000	1,401,000

INCOME BEFORE INCOME TAXES	108,332,000	47,403,000	23,655,000
INCOME TAX EXPENSE (BENEFIT)	(90,000)	40,000	28,000

NET INCOME	$108,422,000	$47,363,000	$23,627,000

NET INCOME PER COMMON SHARE:
Basic	$2.22	$1.08	$0.55

Diluted	$2.20	$1.07	$0.55

Weighted average common shares outstanding—Basic	48,754,840	43,863,190	42,667,581
Weighted average common shares outstanding—Diluted	49,206,963	44,256,092	43,017,648

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts rounded to nearest thousand)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance at January 1, 2009	42,639,201	$426,000	$273,343,000	$(4,803,000)	$(154,865,000)	$114,101,000
Net income	—	—	—	—	23,627,000	23,627,000
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	—	—	—	5,499,000	—	5,499,000
Change in fair value of derivative instruments	—	—	—	(13,422,000)	—	(13,422,000)
Reclassification of settled contracts	—	—	—	(5,313,000)	—	(5,313,000)

Total Comprehensive Income						10,391,000
Stock Compensation	—	—	529,000	—	—	529,000
Issuance of Restricted Stock	43,458	—	—	—	—	—
Issuance of Common Stock
through exercise of options	13,750	1,000	29,000	—	—	30,000

Balance at December 31, 2009	42,696,409	427,000	273,901,000	(18,039,000)	(131,238,000)	125,051,000
Net income	—	—	—	—	47,363,000	47,363,000
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	—	—	—	2,255,000	—	2,255,000
Change in fair value of derivative instruments	—	—	—	(4,720,000)	—	(4,720,000)
Reclassification of settled contracts	—	—	—	18,736,000	—	18,736,000

Total Comprehensive Income						63,634,000
Stock Compensation	—	—	492,000	—	—	492,000
Issuance of Common Stock in public offering, net of related expenses	1,668,503	17,000	21,341,000	—	—	21,358,000
Issuance of Common Stock through exercise of warrants	173,109	2,000	204,000	—	—	206,000
Issuance of Restricted Stock	58,525	—	—	—	—	—
Issuance of Common Stock through exercise of options	48,889	—	315,000	—	—	315,000

Balance at December 31, 2010	44,645,435	446,000	296,253,000	(1,768,000)	(83,875,000)	211,056,000
Net income	—	—	—	—	108,422,000	108,422,000
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	—	—	—	(1,865,000)	—	(1,865,000)
Change in fair value of derivative instruments	—	—	—	1,576,000	—	1,576,000
Reclassification of settled contracts		—	—	4,720,000	—	4,720,000

Total Comprehensive Income						112,853,000
Stock Compensation	—	—	1,287,000	—	—	1,287,000
Issuance of Common Stock in public offering, net of related expenses	10,810,000	108,000	306,053,000	—	—	306,161,000
Issuance of Common Stock through exercise of warrants	566	—	—	—	—	—
Issuance of Restricted Stock	63,370	1,000	(1,000)	—	—	—
Issuance of Common Stock through exercise of options	102,000	1,000	992,000	—	—	993,000

Balance at December 31, 2011	55,621,371	$556,000	$604,584,000	$2,663,000	$24,547,000	$632,350,000

GULFPORT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts rounded to nearest thousand)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$108,422,000	$47,363,000	$23,627,000
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount—Asset Retirement Obligation	666,000	617,000	582,000
Depletion, depreciation and amortization	62,320,000	38,907,000	29,225,000
Stock-based compensation expense	772,000	295,000	317,000
Loss from equity investments	1,418,000	977,000	706,000
Interest income—note receivable	(147,000)	(267,000)	(547,000)
Unrealized gain on derivative instruments	(25,000)	—	—
Deferred income tax benefit	(372,000)	(95,000)	120,000
Amortization of loan commitment fees	540,000	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(13,067,000)	(5,460,000)	3,051,000
(Increase) decrease in accounts receivable—related party	(4,158,000)	(437,000)	965,000
Decrease (increase) in prepaid expenses	405,000	315,000	(1,002,000)
Increase in other assets	—	(75,000)	—
Increase (decrease) in accounts payable and accrued liabilities	1,612,000	4,948,000	(3,686,000)
Settlement of asset retirement obligation	(248,000)	(1,253,000)	(59,000)

Net cash provided by operating activities	158,138,000	85,835,000	53,299,000

Cash flows from investing activities:
Deductions to cash held in escrow	8,000	8,000	8,000
Additions to other property, plant and equipment	(415,000)	(427,000)	(14,000)
Additions to oil and gas properties	(287,292,000)	(101,644,000)	(49,533,000)
Proceeds from sale of oil and gas properties	1,384,000	304,000	18,286,000
Advances on note receivable to related party	(3,182,000)	(2,877,000)	(4,377,000)
Contributions to investment in Grizzly Oil Sands ULC	(22,676,000)	(842,000)	—
Distributions from investment in Tatex Thailand II, LLC	870,000	565,000	197,000
Contributions to investment in Tatex Thailand III, LLC	(3,794,000)	(402,000)	(3,813,000)
Contributions to investment in Bison Drilling and Field Services LLC	(6,009,000)	—	—
Contributions to investment in Muskie Holdings LLC	(2,142,000)	—	—

Net cash used in investing activities	(323,248,000)	(105,315,000)	(39,246,000)

Cash flows from financing activities:
Principal payments on borrowings	(97,634,000)	(52,711,000)	(18,303,000)
Borrowings on line of credit	48,000,000	52,200,000	—
Loan commitment fees	(981,000)	(1,144,000)	—
Proceeds from issuance of common stock, net of offering costs, and exercise of stock options	307,154,000	21,879,000	30,000

Net cash provided by (used in) financing activities	256,539,000	20,224,000	(18,273,000)

Net increase (decrease) in cash and cash equivalents	91,429,000	744,000	(4,220,000)
Cash and cash equivalents at beginning of period	2,468,000	1,724,000	5,944,000

Cash and cash equivalents at end of period	$93,897,000	$2,468,000	$1,724,000

Supplemental disclosure of cash flow information:
Interest payments	$991,000	$1,949,000	$2,300,000

Income tax payments	$1,000	$40,000	$543,000

Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$515,000	$197,000	$212,000

Asset retirement obligation capitalized	$1,390,000	$1,328,000	$361,000

Foreign currency translation gain (loss) on investment in Grizzly Oil Sands ULC	$(855,000)	$1,313,000	$3,656,000

Foreign currency translation gain (loss) on note receivable—related party	$(1,085,000)	$942,000	$1,843,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

(Amounts rounded to nearest thousand)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Gulfport Energy Corporation (“Gulfport” or the “Company”) is an independent oil and gas exploration, development and production company with its principal properties located in the Louisiana Gulf Coast, in West Texas in the Permian Basin and in Western Colorado in the Niobrara Formation and has investments in companies operating in Canada and Thailand. The Company recently acquired leasehold interests in the Utica Shale in Eastern Ohio.

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

Accounts Receivable

The Company’s accounts receivable—oil and gas primarily are from companies in the oil and gas industry. The majority of its receivables are from two purchasers of the Company’s oil and gas and one operator of certain of the Company’s properties. Credit is extended based on evaluation of a customer’s payment history and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, amounts which may be obtained by an offset against production proceeds due the customer and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No allowance was deemed necessary at December 31, 2011 and December 31, 2010.

Oil and Gas Properties

The Company uses the full cost method of accounting for oil and gas operations. Accordingly, all costs, including nonproductive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and gas properties, are capitalized. Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for 2011, 2010 and 2009, and prior to 2009, unescalated year-end prices and costs, adjusted for any contract provisions or financial derivatives, if any, that hedge the Company’s oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required.

Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and gas reserves. Oil and gas properties not subject to amortization consist of the cost of unproved leaseholds and totaled $138,623,000 and $16,778,000 at December 31, 2011 and December 31, 2010, respectively. These costs are reviewed quarterly by management for impairment. If impairment has occurred, the portion of cost in excess of the current value is transferred to the cost of oil and gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by Gulfport and other operators, the terms of oil and gas leases not held by production, and available funds for exploration and development.

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

December 31, 2008	$(4,803,000)
December 31, 2009	$696,000
December 31, 2010	$2,952,000
December 31, 2011	$1,087,000

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

The Company is subject to U.S. federal income tax as well as income tax of multiple jurisdictions. The Company’s 1996 – 2010 U.S. federal and state income tax returns remain open to examination by tax authorities, due to net operating losses. As of December 31, 2011, the Company has no unrecognized tax benefits that would have a material impact on the effective rate. The Company recognizes interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. For the year ended December 31, 2011, there is no interest or penalties associated with uncertain tax positions in the Company’s consolidated financial statements.

Revenue Recognition

Gas revenues are recorded in the month produced and delivered to the purchaser using the entitlement method, whereby any production volumes received in excess of the Company’s ownership percentage in the property are recorded as a liability. If less than Gulfport’s entitlement is received, the underproduction is recorded as a receivable. There is no such liability or asset recorded at December 31, 2011 and 2010 because the Company has no imbalances. Oil revenues are recognized when ownership transfers, which occurs in the month produced.

Investments—Equity Method

Investments in entities greater than 20% and less than 50% are accounted for under the equity method. Under the equity method, the Company’s share of investees’ earnings or loss is recognized in the statement of operations. The Company reviews its investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, the Company recognizes an impairment provision. There was no impairment of equity method investments at December 31, 2011 or 2010.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Compensation—Stock Compensation” (“FASB ASC 718”). FASB ASC 718 requires share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized as equity or liabilities at the fair value on the date of grant and to be expensed over the applicable vesting period.

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

Reclassification

Certain reclassifications have been made to prior period financial statements to conform to current period presentation.

Recent Accounting Pronouncements

In December 2008, the Securities and Exchange Commission published a Final Rule, “Modernization of Oil and Gas Reporting.” The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserve volumes. The new requirements also allow companies to disclose their probable and possible reserves. In addition, the new disclosure requirements require companies to (a) report the independence and qualifications of its reserve preparer, (b) file reports when a third party is relied upon to prepare reserve estimates or conducts a reserve audit, and (c) report oil and gas reserves using an average price based upon the prior 12 month period rather than year end prices. The new requirements were effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The Company adopted the Final Rule as of December 31, 2009. The adoption of the rule resulted in a lower price used in reserve calculations and a decrease in 2009 reserves. See Item 2. Properties and Note 20 for further discussion of the impact of implementation.

In January 2010, the FASB issued Accounting Standards Update 2010-03, “Oil and Gas Reserve Estimation and Disclosures” (currently codified in FASB ASC Topic 932, “Extractive Activities—Oil & Gas”) (“FASB ASC 932”). The purpose of the amendments in this Update was to align the oil and gas reserve estimation and disclosure requirements of FASB ASC 932 with the requirements in the Security and Exchange Commission’s Final Rule, “Modernization of Oil and Gas Reporting.” The amendments to FASB ASC 932 were effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The impact of the adoption of FASB ASC 932 is noted above.

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

2.	ACQUISITIONS

Beginning in February 2011, the Company entered into agreements to acquire certain leasehold interests located in the Utica Shale in Ohio. Certain of the agreements also grant the Company an exclusive right of first refusal for a period of six months on certain additional tracts leased by the seller. Affiliates of Gulfport have participated with the Company on a 50/50 basis in the acquisition of all leases described above. Gulfport is the operator on this acreage in the Utica Shale. As of December 31, 2011, the Company had acquired leasehold interests in approximately 98,000 gross (49,000 net) acres in the Utica Shale for approximately $118.1 million. Gulfport funded these transactions with a portion of the proceeds from public offerings of an aggregate of 6.2 million shares of the Company’s common stock completed in March and July of 2011. The Company received aggregate net proceeds (before offering expenses) of approximately $179.0 million from these equity offerings, as discussed below in Note 8. The Company also has commitments which could increase its acreage position in the Utica Shale to approximately 125,000 gross (62,500 net) leasehold acres. The Company intends to continue to pursue opportunities in this area.

On June 15, 2010, Gulfport acquired an ownership interest in certain oil and gas properties located in the Niobrara Formation of Colorado, including three gross producing wells. The effective date of the acquisition was April 1, 2010. The total purchase price for the acquired assets, as adjusted at closing on June 15, 2010, was $7.7 million, which was recorded as oil and natural gas properties on the accompanying December 31, 2010 consolidated balance sheet. This amount includes an adjustment for the results of operations of the assets between the April 1, 2010 effective date and the June 15, 2010 closing date. The results of operations from these properties were included in the December 31, 2010 consolidated statement of operations for the period from June 16, 2010 through December 31, 2010. No pro forma financials for this acquisition are disclosed as the acquisition was not deemed significant to the Company.

During May 2010, Gulfport acquired a 50% interest in 4,979 gross (2,489 net) undeveloped acres in the Permian Basin for approximately $7.6 million.

Gulfport funded the 2010 transactions predominately with proceeds from a 1.7 million common share offering completed in May of 2010. The Company received net proceeds (before offering expenses) of approximately $21.6 million from the equity offering, as discussed below in Note 8.

3.	ACCOUNTS RECEIVABLE—RELATED PARTIES

Included in the accompanying December 31, 2011 and December 31, 2010 consolidated balance sheets are amounts receivable from related parties of the Company. These receivables consist primarily of amounts billed by the Company to related parties as operator of the Company’s Colorado and Ohio oil and gas properties. At December 31, 2011 and December 31, 2010, these receivables totaled $4,731,000 and $573,000, respectively. The Company recorded $1,184,000 and $593,000 for the years ended December 31, 2011 and 2009, for general and administrative functions performed under various agreements by Gulfport’s personnel on behalf of the related parties, which are reflected as a reduction of general and administrative expenses in the consolidated statements of operations. These services are solely administrative in nature and for entities in which the Company has no property interests. No amounts were reimbursed for general and administrative functions for the year ended December 31, 2010. The 2011 amount was billed under the acquisition team agreement discussed below. No amounts were recorded in 2011 or 2010 under the services agreements discussed below.

The Company is a party to an administrative service agreement with Oilfield Management Services, LLC (formerly known as Great White Energy Services LLC). Under the agreement, the Company’s services include accounting, human resources, legal and technical support. The services provided and the fees for such services can be amended by mutual agreement of the parties. The administrative service agreement had an initial three-year term, and upon expiration of that term the agreement has continued on a month-to-month basis. The administrative service agreement is terminable by either party at any time with at least 30 days prior written notice.

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

The Company was reimbursed the following amounts by the specified entities in consideration for its administrative services for the years ended December 31, 2011, 2010 and 2009. These amounts are reflected as a reduction of general and administrative expenses in the consolidated statements of operations. Wexford Capital LP (“Wexford”) controls and/or owns a greater than 10% interest in each of these entities. An affiliate of Wexford owns approximately 13% of Gulfport’s outstanding common stock.

Agreement Effective Date		December 31,
	Entity	2011	2010	2009
7/22/2006	Oilfield Management Services, LLC	$—	$—	$61,000
3/1/2008	Stampede Farms LLC	—	—	—
3/1/2008	Grizzly Oil Sands ULC*	—	—	20,000
3/1/2008	Everest Operations Management LLC	—	—	508,000
3/1/2008	Tatex Thailand III, LLC	—	—	—

*	Agreement was terminated effective December 31, 2010.

For the year ended December 31, 2009, the Company was also reimbursed approximately $2,000 and $1,000 by Stampede Farms LLC and Everest Operations Management LLC, respectively, for office space under the administrative service agreements, which is included in other income (expense) in the consolidated statements of operations. For the years ended December 31, 2011 and 2010, the Company was reimbursed approximately $66,000 and $20,000, respectively, by Orange Leaf Holdings, LLC, an affiliate of Gulfport, for office space which is included in other income (expense) in the consolidated statements of operations.

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

The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Oil and natural gas properties	$1,035,754,000	$747,344,000
Office furniture and fixtures	3,692,000	3,277,000
Building	4,049,000	4,049,000
Land	283,000	283,000

Total property and equipment	1,043,778,000	754,953,000
Accumulated depletion, depreciation, amortization and impairment	(575,142,000)	(512,822,000)

Property and equipment, net	$468,636,000	$242,131,000

No impairment of oil and natural gas properties was required under the ceiling test for the years ended December 31, 2011, 2010 and 2009.

Included in oil and natural gas properties at December 31, 2011 and December 31, 2010 is the cumulative capitalization of $23,494,000 and $18,126,000, respectively, in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $5,368,000, $4,117,000 and $3,395,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The following is a summary of Gulfport’s oil and gas properties not subject to amortization as of December 31, 2011:

	Costs Incurred in
	2011	2010	2009	Prior to 2009	Total
Acquisition costs	$123,721,000	$8,144,000	$915,000	$132,000	$132,912,000
Exploration costs	689,000	2,692,000	155,000	2,175,000	5,711,000
Development costs	—	—	—	—	—

Total oil and gas properties not subject to amortization	$124,410,000	$10,836,000	$1,070,000	$2,307,000	$138,623,000

At December 31, 2011, approximately $5,711,000 of oil and gas properties related to the Company’s Belize properties is excluded from amortization as it relates to non-producing properties. In addition, approximately $9,831,000 of non-producing leasehold costs resulting from the Company’s West Texas Permian Basin properties, $303,000 of non-producing leasehold costs related to the Company’s Bakken properties and $4,163,000 of non-producing leasehold costs related to the Company’s Colorado properties are excluded from amortization at December 31, 2011. Approximately $161,000 of non-producing leasehold costs related to the Company’s Southern Louisiana assets, $118,420,000 of non-producing leasehold costs related to the Company’s Ohio leasehold costs and $34,000 of non-producing leasehold costs related to other projects are also excluded from amortization. At December 31, 2010, approximately $16,778,000 of non-producing leasehold costs was not subject to amortization.

The Company evaluates the costs excluded from its amortization calculation at least annually. Subject to industry conditions and the level of the Company’s activities, the inclusion of most of the above referenced costs into the Company’s amortization calculation is expected to occur within three to five years.

A reconciliation of the asset retirement obligation for the years ended December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
Asset retirement obligation, beginning of period	$10,845,000	$10,153,000
Liabilities incurred	1,390,000	1,328,000
Liabilities settled	(248,000)	(1,253,000)
Accretion expense	666,000	617,000

Asset retirement obligation as of end of period	12,653,000	10,845,000
Less current portion	620,000	635,000

Asset retirement obligation, long-term	$12,033,000	$10,210,000

5.	EQUITY INVESTMENTS

Investments accounted for by the equity method consist of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Investment in Tatex Thailand II, LLC	$1,030,000	$1,907,000
Investment in Tatex Thailand III, LLC	8,282,000	4,660,000
Investment in Grizzly Oil Sands ULC	69,008,000	26,454,000
Investment in Bison Drilling and Field Services LLC	6,366,000	—
Investment in Muskie Holdings LLC	2,138,000	—

	$86,824,000	$33,021,000

Tatex Thailand II, LLC

During 2005, the Company purchased a 23.5% ownership interest in Tatex Thailand II, LLC (“Tatex”) at a cost of $2,400,000. The remaining interests in Tatex are owned by entities controlled by Wexford. Tatex, a non-public entity, holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering two million acres which includes the Phu Horm Field. During 2011, Gulfport received $870,000 in distributions, reducing its total net investment in Tatex to $1,030,000. The loss on equity investment related to Tatex was immaterial for the years ended December 31, 2011, 2010 and 2009.

Tatex Thailand III, LLC

During the first quarter of 2008, the Company purchased a 5% ownership interest in Tatex Thailand III, LLC (“Tatex III”) at a cost of $850,000. In December 2009, the Company purchased an additional approximately 12.9% ownership interest at a cost of approximately $3,385,000 bringing its total ownership interest to approximately 17.9%. Approximately 68.7% of the remaining interests in Tatex III are owned by entities controlled by Wexford. During the year ended December 31, 2011, Gulfport paid $3,794,000 in cash calls, increasing its total net investment in Tatex III to $8,282,000. The Company recognized a loss on equity investment of $172,000, $224,000 and $207,000 for the years ended December 31, 2011, 2010 and 2009, respectively, which is included in loss from equity method investments in the consolidated statements of operations.

Grizzly Oil Sands ULC

During the third quarter of 2006, the Company, through its wholly owned subsidiary Grizzly Holdings Inc., purchased a 24.9999% interest in Grizzly, a Canadian unlimited liability company, for approximately $8,199,000. The remaining interests in Grizzly are owned by entities controlled by Wexford. Since 2006, Grizzly has continued to acquire leases in the Athabasca region located in the Alberta Province near Fort McMurray near other oil sands development projects. Grizzly has drilled core holes and water supply test wells in nine separate lease blocks for feasibility of oil production and conducted a seismic program. In March 2010, Grizzly filed an application in Alberta, Canada for the development of a SAGD facility at Algar Lake. In November 2011, the Government of Alberta provided a formal Order-in Council authorizing the Alberta Energy Resources Conservation (ERCB) to issue formal regulatory approval of the project. Fabrication and onsite construction on the first phase of development at Algar Lake is currently underway. As of December 31, 2011 and 2010, Gulfport’s net investment in Grizzly was $69,008,000 and $26,454,000, respectively. Grizzly’s functional currency is the Canadian dollar. The Company’s investment in Grizzly was decreased by $855,000 as a result of a currency translation loss for the year ended December 31, 2011 and increased by $1,313,000 as a result of a currency translation gain for the year ended December 31, 2010. The Company recognized a loss on equity investment of $1,592,000, $740,000 and $498,000 for the years ended December 31, 2011, 2010 and 2009, respectively, which is included in loss from equity method investments in the consolidated statements of operations.

The Company, through its wholly owned subsidiary Grizzly Holdings Inc., entered into a loan agreement with Grizzly effective January 1, 2008, under which Grizzly borrowed funds from the Company. Borrowed funds initially bore interest at LIBOR plus 400 basis points and had an original maturity date of December 31, 2012. Effective April 1, 2010, the loan agreement was amended to modify the interest rate to 0.69% and change the maturity date to December 31, 2011. Effective October 15, 2010, the loan agreement was further amended to change the maturity date to December 31, 2012. Interest was paid on a paid-in-kind basis by increasing the outstanding balance of the loan. The Company loaned Grizzly approximately $3,182,000 during the year ended December 31, 2011. The Company recognized interest income of approximately $147,000, $267,000 and $547,000 for the years ended December 31, 2011, 2010 and 2009, respectively, which is included in interest income in the consolidated statements of operations. The note balance was decreased by approximately $1,085,000 as a result of a currency translation loss for the year ended December 31, 2011 and increased by $942,000 as a result of a currency translation gain for the year ended December 31, 2010. Effective December 7, 2011, Grizzly Holdings Inc. entered into a debt settlement agreement with Grizzly under which Grizzly agreed to satisfy the entire outstanding debt by issuing additional common shares of Grizzly with no effect to the composition of ownership structure of Grizzly. At such date, the Company’s investment in Grizzly increased by the total $22,325,000 outstanding advances and accrued interest due from Grizzly, the cumulative $75,000 currency translation loss for the note receivable was adjusted through accumulated other comprehensive income and the note receivable was considered paid in full.

The table below summarizes financial information for Grizzly as of December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Current assets	$21,247,000	$3,277,000	$2,064,000
Noncurrent assets	$284,361,000	$188,786,000	$164,043,000
Current liabilities	$25,984,000	$3,708,000	$1,585,000
Noncurrent liabilities	$1,780,000	$81,089,000	$64,365,000
Gross revenue	$—	$—	$—
Loss from continuing operations	$6,605,000	$3,234,000	$1,992,000
Net loss	$6,605,000	$3,234,000	$1,991,000

Bison Drilling and Field Services LLC

During the third quarter of 2011, the Company purchased a 25% ownership interest in Bison Drilling and Field Services LLC (“Bison”) at a cost of $6,009,000, subject to adjustment. The remaining interests in Bison are owned by entities controlled by Wexford. Bison owns and operates four drilling rigs. The Company recognized income on equity investment of $357,000 for the year ended December 31, 2011, which is included in loss from equity method investments in the consolidated statements of operations.

Muskie Holdings LLC

During the fourth quarter of 2011, the Company purchased a 25% ownership interest in Muskie Holdings LLC (“Muskie”) at a cost of $2,142,000, subject to adjustment. The remaining interests in Muskie are owned by entities controlled by Wexford. Muskie holds certain rights in a lease covering land in Wisconsin for mining oil and natural gas fracture grade sand. The loss on equity investment related to Muskie was immaterial for the year ended December 31, 2011.

6.	OTHER ASSETS

Other assets consist of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Plugging and abandonment escrow account on the WCBB properties (Note 17)	$3,121,000	$3,129,000
Certificates of Deposit securing letter of credit	275,000	275,000
Prepaid drilling costs	228,000	7,000
Loan commitment fees	1,495,000	767,000
Deposits	4,000	4,000

	$5,123,000	$4,182,000

7.	LONG-TERM DEBT

A break-down of long-term debt as of December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
Revolving credit agreement (1)	$—	$49,500,000
Building loans (2)	2,283,000	2,417,000
Less: current maturities of long term debt	(141,000)	(2,417,000)

Debt reflected as long term	$2,142,000	$49,500,000

Maturities of long-term debt as of December 31, 2011 are as follows:

2012	$141,000
2013	150,000
2014	159,000
2015	168,000
2016	1,665,000
Thereafter	—

Total	$2,283,000

(1) On September 30, 2010, the Company entered into a $100 million senior secured revolving credit agreement with The Bank of Nova Scotia, as administrative agent and letter of credit issuer and lead arranger, and Amegy Bank National Association. The revolving credit facility initially matured on September 30, 2013 and had an initial borrowing base availability of $50.0 million, which was increased to $65.0 million effective December 24, 2010. The amounts borrowed under the credit agreement were used to repay all of the Company’s outstanding indebtedness under its prior revolving credit facility ($42.0 million) and term loan ($2.5 million), each with Bank of America, N.A., as administrative agent, and for general corporate purposes. The credit agreement is secured by substantially all of the Company’s assets. The Company’s wholly-owned subsidiaries guaranteed the obligations of the Company under the credit agreement.

On May 3, 2011, the Company entered into a first amendment to the revolving credit agreement with The Bank of Nova Scotia, Amegy Bank, Key Bank National Association (“Key Bank”) and Société Générale. Pursuant to the terms of the first amendment, Key Bank and Société Générale were added as additional lenders, the maximum amount of the facility was increased to $350.0 million, the borrowing base was increased to $90.0 million, certain fees and rates payable by the Company under the credit agreement were decreased, and the maturity date was extended until May 3, 2015. On October 31, 2011, the Company entered into additional amendments to its revolving credit facility pursuant to which, among other things, the borrowing base under this facility was increased to $125.0 million. As of December 31, 2011, the Company had no balance outstanding under the credit agreement.

Advances under the credit agreement, as amended, may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 1.00% to 2.50%, plus (2) the highest of: (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 2.00% to 3.50%, plus (2) the London interbank offered rate that appears on Reuters Screen LIBOR01 Page for deposits in U.S. dollars, or, if such rate is not available, the offered rate on such other page or service that displays the average British Bankers Association Interest Settlement Rate for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. At December 14, 2011 (the latest date during the year ended December 31, 2011 on which the Company had borrowings outstanding), amounts borrowed under the credit agreement bore interest at the Eurodollar rate (2.26%).

The credit agreement contains customary negative covenants including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in the credit agreement. The credit agreement also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of funded debt to EBITDAX (net income, excluding any non-cash revenue or expense associated with swap contracts resulting from ASC 815, plus without duplication and to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) non-cash losses from minority investments, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offering, and less non-cash income attributable to equity income from minority investments) for a twelve-month period may not be greater than 2.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. The Company was in compliance with all covenants at December 31, 2011.

In conjunction with the repayment of the Bank of America credit facilities on September 30, 2010, the Company expensed approximately $225,000 in unamortized loan fees associated with the Bank of America revolving credit facility, which is included in interest expense in the accompanying consolidated statements of operations.

(2) In March 2011, the Company entered into a new building loan agreement for the office building it occupies in Oklahoma City, Oklahoma. The new loan agreement refinanced the $2.4 million outstanding under the previous building loan agreement. The new agreement extends the maturity date of the building loan to February 2016 and reduces the interest rate from 6.5% per annum to 5.82% per annum. The new building loan requires monthly interest and principal payments of approximately $22,000 and is collateralized by the Oklahoma City office building and associated land.

8.	COMMON STOCK OPTIONS, RESTRICTED STOCK, WARRANTS AND CHANGES IN CAPITALIZATION

Options

The Company sponsors the 1999 Stock Option Plan (the “Plan”), which is administered by the Compensation Committee (the “Committee”) of the Board of Directors of the Company. Under the terms of the Plan, the Committee could determine: to which eligible participants options shall be granted, the number of shares covered by such options, the purchase price or exercise price of such options, the vesting period of such options and the exercisable period of such options. Eligible participants are defined as all directors of the Company, all officers of the Company and all key employees of the Company with a customary work week of at least 40 hours in the employ of the Company. The maximum number of shares for which options could be granted under the Plan, as adjusted for changes in capitalization which have taken place since the Plan’s adoption, was 883,000. The Company has granted 627,337 options for the purchase of shares of the Company’s common stock under the Plan as of December 31, 2011. No additional securities will be issued under the Plan other than upon exercise of options that are outstanding.

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

On April 20, 2006, the Company amended and restated the 2005 Plan to (i) include (a) Incentive Stock Options, (b) Nonstatutory Stock Options, (c) Restricted Awards (Restricted Stock and Restricted Stock Units), (d) Performance Awards and (e) Stock Appreciation Rights and (ii) increase the maximum aggregate amount of common stock that may be issued under the 2005 Plan from 1,904,606 shares to 3,000,000 shares, including the 627,337 shares underlying options granted to employees under the Plan prior to adoption of the 2005 Plan. As of December 31, 2011, the Company has granted 997,269 options for the purchase of shares of the Company’s common stock under the 2005 Plan.

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

On March 30, 2011, the Company completed the sale of an aggregate of 2,760,000 shares of its common stock in an underwritten public offering at a public offering price of $32.00 per share less the underwriting discount. The Company received aggregate net proceeds of approximately $84.3 million from the sale of these shares after deducting the underwriting discount and before offering expenses. The Company used the net proceeds from the equity offering to fund the Company’s acquisition of leases in the Utica Shale as discussed in Note 2 and for general corporate purposes. Pending the application of the Company’s net proceeds for such purposes, the Company repaid all of its outstanding indebtedness under its revolving credit agreement.

On July 15, 2011, the Company completed the sale of an aggregate of 3,450,000 shares of its common stock in an underwritten public offering at a public offering price of $28.75 per share less the underwriting discount. The Company received aggregate net proceeds of approximately $94.7 million from the sale of these shares after deducting the underwriting discount and before offering expenses. The Company used a portion of the net proceeds from the equity offering to fund the Company’s acquisition of leases in the Utica Shale as discussed in Note 2 and for general corporate purposes. Pending the application of the Company’s net proceeds for such purposes, the Company repaid all of its outstanding indebtedness under its revolving credit agreement.

On December 5, 2011, the Company completed the sale of an aggregate of 4,600,000 shares of its common stock in an underwritten public offering at a public offering price of $29.00 per share less the underwriting discount. The Company received aggregate net proceeds of approximately $128.0 million from the sale of these shares after deducting the underwriting discount and before offering expenses. The Company will continue to use the proceeds to fund capital expenditures associated with drilling, development and infrastructure, principally in the Utica Shale in Ohio and for general corporate purposes. Pending the application of the Company’s net proceeds for such purposes, the Company repaid all of its outstanding indebtedness under its revolving credit agreement.

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

The 2,322,962 Warrants issued have a term of ten years and a current exercise price of $1.19 per share of common stock subject to adjustment. The Company granted to holders of the Warrants certain demand and piggyback registration rights with respect to shares of common stock issuable upon exercise of the Warrants. The Company considered the valuation of the Warrants and did not consider them materially significant. The Company had 8,875 Warrants outstanding at December 31, 2011 which can be converted into 29,832 shares of common stock.

9.	STOCK-BASED COMPENSATION

During the years ended December 31, 2011, 2010 and 2009, the Company’s stock-based compensation cost was $1,287,000, $492,000 and $529,000, respectively, of which the Company capitalized $515,000, $197,000 and $212,000, respectively, relating to its exploration and development efforts.

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

No stock options were issued during the years ended December 31, 2011, 2010 and 2009.

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

A summary of the status of stock options and related activity for the years ended December 31, 2011, 2010 and 2009 are presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	522,380	$7.01	6.24	$(1,599,000)

Granted	—	—
Exercised	(13,750)	2.20		71,000
Forfeited/expired	—	—

Options outstanding at December 31, 2009	508,630	7.14	5.38	$2,192,000

Granted	—	—
Exercised	(48,889)	6.46		545,000
Forfeited/expired	(1,500)	2.00

Options outstanding at December 31, 2010	458,241	7.23	4.48	$6,621,000

Granted	—	—
Exercised	(102,000)	9.74		2,308,000
Forfeited/expired	—	—

Options outstanding at December 31, 2011	356,241	$6.51	3.41	$8,172,000

Options exercisable at December 31, 2011	356,241	$6.51	3.41	$8,172,000

Unrecognized compensation expense as of December 31, 2011 related to outstanding stock options and restricted shares was $4,819,000. The expense is expected to be recognized over a weighted average period of 2.10 years.

The following table summarizes information about the stock options outstanding at December 31, 2011:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (in years)	Number Exercisable
$3.36	206,241	3.06	206,241
$9.07	25,000	3.69	25,000
$11.20	125,000	3.92	125,000

	356,241		356,241

The following table summarizes restricted stock activity for the twelve months ended December 31, 2011, 2010 and 2009:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2008	93,456	$7.04
Granted	13,332	8.08
Vested	(43,458)	8.16
Forfeited	(3,086)	15.77

Unvested shares as of December 31, 2009	60,244	$6.01

Granted	111,667	$12.94
Vested	(58,525)	8.17
Forfeited	—	—

Unvested shares as of December 31, 2010	113,386	$11.72

Granted	153,332	$31.15
Vested	(63,370)	12.87
Forfeited	—	—

Unvested shares as of December 31, 2011	203,348	$26.02

10.	INSURANCE PROCEEDS

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

12.	INCOME TAXES

The income tax provision consists of the following:

	2011	2010	2009
Current:
State	$—	$40,000	$28,000
Federal	282,000	95,000	32,000
Deferred:
State	—	—	—
Federal	(372,000)	(95,000)	(32,000)

Total income tax expense (benefit) provision	$(90,000)	$40,000	$28,000

A reconciliation of the statutory federal income tax amount to the recorded expense follows:

	2011	2010	2009
Income before federal income taxes	$108,332,000	$47,403,000	$23,655,000

Expected income tax at statutory rate	37,916,000	16,591,000	8,279,000
State income taxes	4,227,000	2,378,000	1,370,000
Other differences	(146,000)	(111,000)	(891,000)
Changes in valuation allowance	(42,087,000)	(18,818,000)	(8,730,000)

Income tax expense (benefit) recorded	$(90,000)	$40,000	$28,000

The tax effects of temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities at December 31, 2011, 2010 and 2009 are estimated as follows:

	2011	2010	2009
Deferred tax assets:
Net operating loss carryforward	$40,880,000	$20,967,000	$22,268,000
Oil and gas property basis difference	—	32,054,000	49,638,000
FASB ASC 718 compensation expense	520,000	347,000	341,000
Investment in pass through entities	78,000	722,000	528,000
AMT credit	1,000,000	693,000	598,000
Non-oil and gas property basis difference	103,000	279,000	316,000
Charitable contributions carryover	3,000	—	—
State net operating loss carryover	6,410,000	—	—

Total deferred tax assets	48,994,000	55,062,000	73,689,000
Deferred tax liabilities:
Oil and gas property basis difference	35,637,000	—	—
Investment in pass through entities	—	—	—
Unrealized gain on hedging activities	10,000	—	—

Total deferred tax liabilities	35,647,000	—	—

Total deferred tax asset	13,347,000	55,062,000	73,689,000
Valuation allowance	(12,347,000)	(54,434,000)	(73,156,000)

Net deferred tax asset	$1,000,000	$628,000	$533,000

The Company has an available tax net operating loss carryforward estimated at approximately $116,800,000 as of December 31, 2011. This carryforward will begin to expire in the year 2013. A valuation allowance has been provided at December 31, 2011, 2010 and 2009 because it is management’s belief, based upon the Company’s past history of no taxable income and future projections of no taxable income during the carryforward period, it is more likely than not the net deferred tax assets will not be realized.

The Company had income tax expense of $40,000 related to state income tax for the year ended December 31, 2010.

13.	EARNINGS PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	2011			2010			2009
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income	$108,422,000	48,754,840	$2.22	$47,363,000	43,863,190	$1.08	$23,627,000	42,667,581	$0.55

Effect of dilutive securities:
Stock options and awards	—	452,123		—	392,902		—	350,067

Diluted:
Net income	$108,422,000	49,206,963	$2.20	$47,363,000	44,256,092	$1.07	$23,627,000	43,017,648	$0.55

For the year ended December 31, 2009, options to purchase 64,889 shares at $9.07 per share and 200,000 shares at $11.20 per share were excluded from the calculation of dilutive earnings per share because they were anti-dilutive. There were no potential shares of common stock that were considered anti-dilutive for the years ended December 31, 2011 and 2010.

14.	HEDGING ACTIVITIES

Oil Price Hedging Activities

The Company seeks to reduce its exposure to unfavorable changes in oil prices, which are subject to significant and often volatile fluctuation, by entering into fixed price swaps and forward sales contracts. These contracts allow the Company to predict with greater certainty the effective oil prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production.

The Company accounts for its oil derivative instruments as cash flow hedges for accounting purposes under FASB ASC 815 and related pronouncements. All derivative contracts are marked to market each quarter end and are included in the accompanying consolidated balance sheets as derivative assets and liabilities.

During the fourth quarter of 2010, the Company entered into fixed price swap contracts for 2011 with the purchaser of the Company’s WCBB oil and with a financial institution. The Company’s 2011 fixed price swap contracts were tied to the commodity prices on the New York Mercantile Exchange (“NYMEX”). The Company received the fixed price amount stated in the contract and paid to its counterparty the current market price for oil as listed on the NYMEX West Texas Index (“WTI”). During the third quarter of 2011, the Company entered into fixed price swap contracts for 2012 with the purchaser of the Company’s WCBB oil. The Company’s 2012 fixed price swap contracts are tied to the commodity prices on the International Petroleum Exchange (“IPE”).

For the Company’s 2012 fixed price swap contracts, the Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price for oil as listed on the IPE for Brent Crude. At December 31, 2011, the Company had the following fixed price swaps in place:

	Daily Volume (Bbls/day)	Weighted Average Price
January – December 2012	2,000	$108.00

At December 31, 2011 the fair value of derivative assets related to the fixed price swaps was as follows:

Short-term derivative instruments – asset	$1,601,000

At December 31, 2010, the fair value of derivative liabilities related to the fixed price swaps was as follows:

Short-term derivative instruments – liabilities	$4,720,000

All fixed price swaps and forward sales contracts have been executed in connection with the Company’s oil price hedging program. For fixed price swaps qualifying as cash flow hedges pursuant to FASB ASC 815, the realized contract price is included in oil sales in the period for which the underlying production was hedged.

For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Amounts reclassified out of accumulated other comprehensive income into earnings as a component of oil and condensate sales for the years ended December 31, 2011 and 2010 are presented below.

	Year ended December 31,
	2011	2010
(Reduction) addition to oil and condensate sales	$(4,720,000)	$(18,736,000)

The Company expects to reclassify $1,576,000 out of accumulated other comprehensive income into earnings as a component of oil and condensate sales during the year ended December 31, 2012 related to fixed price swaps.

The following table presents the balances of the Company’s cumulative hedging activities included in other comprehensive income.

December 31, 2008	$—
December 31, 2009	$(18,736,000)
December 31, 2010	$(4,720,000)
December 31, 2011	$1,576,000

Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. The Company recognized a gain of $25,000 related to hedge ineffectiveness for the year ended December 31, 2011, which is included in oil and condensate sales in the consolidated statements of operations. The Company did not recognize into earnings any amount related to hedge ineffectiveness for the years ended December 31, 2010 and 2009.

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

The Company delivered approximately 31% of its 2011 production under fixed price swaps.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

The following tables summarize the Company’s financial and nonfinancial liabilities by FASB ASC 820 valuation level as of December 31, 2011 and 2010:

	As of December 31, 2011
	Level 1	Level 2	Level 3
Assets:
Fixed price swaps	$—	$1,601,000	$—
Liabilities:
Fixed price swaps	$—	$—	$—

	As of December 31, 2010
	Level 1	Level 2	Level 3
Assets:
Fixed price swaps	$—	$—	$—
Liabilities:
Fixed price swaps	$—	$4,720,000	$—

The estimated fair value of the Company’s fixed price swap contracts was based upon forward commodity prices based on quoted market prices, adjusted for differentials.

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 4 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the twelve months ended December 31, 2011 were approximately $1,390,000.

16.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company conducts business activities with certain entities affiliated with its largest stockholder.

Windsor Permian, LLC (“Windsor”), an entity controlled by Wexford, operates the Permian Basin wells in West Texas. At December 31, 2011 and 2010, the Company owed Windsor approximately $5,593,000 and $5,871,000, respectively, related to reimbursement for services provided. Approximately $5,489,000 and $2,386,000 of services provided by Windsor are included in lease operating expenses in the consolidated statements of operations for the years ended December 31, 2011 and 2010, respectively. Approximately $50,614,000 and $21,666,000 related to services performed by Windsor are included in oil and natural gas properties on the accompanying consolidated balance sheets at December 31, 2011 and 2010, respectively.

Athena Construction LLC (“Athena”), an entity controlled by Wexford, performs services for the Company at its WCBB and Hackberry fields. At December 31, 2011 and December 31, 2010, the Company owed Athena approximately $676,000 and $791,000, respectively, related to these services. Approximately $423,000 and $438,000 of services provided by Athena are included in lease operating expenses in the consolidated statements of operations for the years ended December 31, 2011 and 2010, respectively. Approximately $2,851,000 and $2,554,000 related to services performed by Athena are included in oil and natural gas properties on the accompanying consolidated balance sheets at December 31, 2011 and 2010, respectively.

Great White Directional Services LLC (“Directional”) performs services for the Company at its WCBB and Hackberry fields. At December 31, 2011 and December 31, 2010, the Company owed Directional approximately $2,449,000 and $952,000, respectively, related to these services. Approximately $6,068,000 and $3,008,000 relating to services performed by Directional are included in oil and natural gas properties on the accompanying consolidated balance sheets at December 31, 2011 and 2010, respectively. Directional was controlled by Wexford until it was sold to an unrelated third party in August 2011.

Great White Pressure Control (“Pressure Control”) performs services for the Company at its WCBB field. At December 31, 2010, the Company owed Pressure Control approximately $80,000 related to these services. Approximately $80,000 of services performed by Pressure Control are included in oil and natural gas properties on the accompanying consolidated balance sheets at December 31, 2010. No services were performed by Pressure Control in 2011. Pressure Control was controlled by Wexford until it was sold to an unrelated third party in August 2011.

Black Fin P&A, LLC (“Black Fin”), an entity controlled by Wexford, performs services for the Company at its WCBB field. At December 31, 2011, the Company owed Black Fin $436,000 related to these services. No amounts were owed to Black Fin at December 31, 2010. Approximately $436,000 and $826,000 of services performed by Black Fin are included in oil and natural gas properties on the accompanying consolidated balance sheets at December 31, 2011 and 2010, respectively.

17.	COMMITMENTS

Plugging and Abandonment Funds

In connection with the acquisition in 1997 of the remaining 50% interest in the WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company could access the trust for use in plugging and abandonment charges associated with the property, although it has not yet done so. As of December 31, 2011, the plugging and abandonment trust totaled approximately $3,121,000. At December 31, 2011, the Company has plugged 320 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.

Contributions to 401(k) Plan

Gulfport sponsors a 401(k) and Profit Sharing plan under which eligible employees may contribute up to 15% of their total compensation through salary deferrals. Also under these plans, the Company will make a contribution each calendar year on behalf of each employee equal to at least 3% of his or her salary, regardless of the employee’s participation in salary deferrals. During the years ended December 31, 2011, 2010 and 2009, Gulfport incurred $310,000, $316,000 and $279,000, respectively, in contributions expense related to this plan.

Employment Agreement

In May 1999, Gulfport entered into an employment agreement with its Chairman of the Board. The original term of the agreement expired on May 31, 2004, but automatically renews for successive terms of one year unless Gulfport or the Chairman elects otherwise. The employment agreement calls for an annual salary of $200,000, subject to adjustment for cost of living increases.

The Company has entered into an oral agreement the Company’s Chief Executive Officer, with respect to his compensation and benefits, pursuant to which he is entitled to an annual salary of $200,000 and, at the discretion of the Company’s board of directors, an annual cash incentive bonus. The compensation committee of the Board of Directors may make upward adjustments to this salary.

18.	CONTINGENCIES

The Louisiana Department of Revenue (“LDR”) is disputing Gulfport’s severance tax payments to the State of Louisiana from the sale of oil under fixed price contracts during the years 2005 to 2007. The LDR maintains that Gulfport paid approximately $1,800,000 less in severance taxes under fixed price terms than the severance taxes Gulfport would have had to pay had it paid severance taxes on the oil at the contracted market rates only. Gulfport has denied any liability to the LDR for underpayment of severance taxes and has maintained that it was entitled to enter into the fixed price contracts with unrelated third parties and pay severance taxes based upon the proceeds received under those contracts. Gulfport has maintained its right to contest any final assessment or suit for collection if brought by the State. On April 20, 2009, the LDR filed a lawsuit in the 15th Judicial District Court, Lafayette Parish, in Louisiana against Gulfport seeking $2,275,729 in severance taxes, plus interest and court costs. Gulfport filed a response denying any liability to the LDR for underpayment of severance taxes and is defending itself in the lawsuit. The LDR had taken no further action on this lawsuit since filing its petition two years ago until recently when it propounded discovery requests to which Gulfport has responded. Gulfport recently served discovery requests on the LDR and is awaiting the LDR’s response.

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

On July 30, 2010, six individuals and one limited liability company sued 15 oil and gas companies in Cameron Parish Louisiana for contamination across the surface of where the defendants operated in an action entitled Reeds et al. v. BP American Production Company et al., 38th Judicial District. No. 10-18714. The plaintiffs’ original petition for damages, which did not name Gulfport as a defendant, alleges that the plaintiffs’ property located in Cameron Parish, Louisiana within the Hackberry oil field is contaminated as a result of historic oil and gas exploration and production activities. Plaintiffs allege that the defendants conducted, directed and participated in various oil and gas exploration and production activities on their property which allegedly have contaminated or otherwise caused damage to the property, and have sued the defendants for alleged breaches of oil, gas and mineral leases, as well as for alleged negligence, trespass, failure to warn, strict liability, punitive damages, lease liability, contract liability, unjust enrichment, restoration damages, assessment and response costs and stigma damages. On December 7, 2010, Gulfport was served with a copy of the plaintiffs’

first supplemental and amending petition which added four additional plaintiffs and six additional defendants, including Gulfport, bringing the total number of defendants to 21. It also increased the total acreage at issue in this litigation from 240 acres to approximately 1,700 acres. In addition to the damages sought in the original petition, the plaintiffs now also seek: damages sufficient to cover the cost of conducting a comprehensive environmental assessment of all present and yet unidentified pollution and contamination of their property; the cost to restore the property to its pre-polluted original condition; damages for mental anguish and annoyance, discomfort and inconvenience caused by the nuisance created by defendants; land loss and subsidence damages and the cost of backfilling canals and other excavations; damages for loss of use of land and lost profits and income; attorney fees and expenses and damages for evaluation and remediation of any contamination that threatens groundwater. In addition to Gulfport, current defendants include ExxonMobil Oil Corporation, Mobil Exploration & Producing North America Inc., Chevron U.S.A. Inc., The Superior Oil Company, Union Oil Company of California, BP America Production Company, Tempest Oil Company, Inc., ConocoPhillips Company, Continental Oil Company, WM. T. Burton Industries, Inc., Freeport Sulphur Company, Eagle Petroleum Company, U.S. Oil of Louisiana, M&S Oil Company, and Empire Land Corporation, Inc. of Delaware. On January 21, 2011, Gulfport filed a pleading challenging the legal sufficiency of the petitions on several grounds and requesting that they either be dismissed or that plaintiffs be required to amend such petitions. In response to the pleadings filed by Gulfport and similar pleadings filed by other defendants, the plaintiffs filed a third amending petition with exhibits which expands the description of the property at issue, attaches numerous aerial photos and identifies the mineral leases at issue. In response, Gulfport and numerous defendants re-urged their pleadings challenging the legal sufficiency of the petitions. Some of the defendants’ grounds for challenging the plaintiffs’ petitions were heard by the court on May 25, 2011 and were denied. The court signed the written judgment on December 9, 2011. Gulfport noticed its intent to seek supervisory review on December 19, 2011 and the trial court fixed a return date of January 11, 2012 for the filing of the writ application. Gulfport filed its supervisory writ and the matter is currently pending before the Louisiana Third Circuit Court of Appeal. Gulfport has served discovery requests and is currently responding to discovery requests from the plaintiffs. It is anticipated that the discovery phase of this case will become more active in the upcoming months.

Due to the current early stages of the LDR, Cudd and Reed litigation, the outcome is uncertain and management cannot determine the amount of loss, if any, that may result. Litigation is inherently uncertain. Adverse decisions in one or more of the above matters could have a material adverse effect on the Company’s financial condition or results of operations.

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

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2011, Gulfport held cash in excess of insured limits in these banks totaling $93,397,000.

During the year ended December 31, 2011, Gulfport sold approximately 93% and 7% of its oil production to Shell Trading Company (“Shell”) and Windsor, respectively, 100% of its natural gas liquids production to Windsor, and 50%, 27% and 22% of its natural gas production to Hilcorp Energy Company (“Hilcorp”), Chevron and Windsor, respectively. During the year ended December 31, 2010, Gulfport sold approximately 75% and 19% of its oil production to Shell and Windsor, respectively, and 50%, 32%, and 10% of its natural gas production to Windsor, Chevron, and Hilcorp, respectively. During the year ended December 31, 2009, Gulfport sold approximately 92% and 7% of its oil production to Shell and Windsor, respectively, 100% of its natural gas liquids production to Windsor, and 45%, 38%, and 16% of its natural gas production to Windsor, Chevron, and Hilcorp, respectively.

19.	LITIGATION TRUST ENTITY

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

In December 2009, the Company received a final distribution from the Litigation Trust of approximately $234,000. No proceeds were received from the Litigation Trust for the years ended December 31, 2011 or 2010.

20.	SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

The following is historical revenue and cost information relating to the Company’s oil and gas operations located entirely in the United States:

Capitalized Costs Related to Oil and Gas Producing Activities

	2011	2010
Proven properties	$897,130,000	$730,566,000
Unproven properties	132,912,000	11,756,000

	1,030,042,000	742,322,000
Accumulated depreciation, depletion, amortization and impairment reserve	(571,213,000)	(509,248,000)

Net capitalized costs	$458,829,000	$233,074,000

Costs Incurred in Oil and Gas Property Acquisition and Development Activities

	2011	2010	2009
Acquisition	$119,522,000	$17,627,000	$1,885,000
Development of proved undeveloped properties	123,489,000	64,652,000	28,652,000
Exploratory	3,994,000	—	502,000
Recompletions	17,259,000	16,917,000	8,980,000
Capitalized asset retirement obligation	1,390,000	1,328,000	361,000

Total	$265,654,000	$100,524,000	$40,380,000

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

	2011	2010	2009
Revenues	$228,953,000	$127,636,000	$85,576,000
Production costs	(47,230,000)	(31,580,000)	(26,113,000)
Depletion	(61,965,000)	(38,600,000)	(28,939,000)

	119,758,000	57,456,000	30,524,000

Income tax expense (benefit)
Current	282,000	40,000	28,000
Deferred	(372,000)	—	—

	(90,000)	40,000	28,000

Results of operations from producing activities	$119,848,000	$57,416,000	$30,496,000

Depletion per barrel of oil equivalent (BOE)	$26.56	$19.54	$17.25

Oil and Gas Reserves (Unaudited)

The following table presents estimated volumes of proved developed and undeveloped oil and gas reserves as of December 31, 2011, 2010 and 2009 and changes in proved reserves during the last three years. The reserve reports use an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2011, 2010 and 2009, in accordance with revised guidelines of the SEC applicable to reserves estimates as of year-end 2009. Volumes for oil are stated in thousands of barrels (MBbls) and volumes for gas are stated in millions of cubic feet (MMcf). The prices used for the 2011 reserve report are $96.19 per barrel and $4.12 per MMbtu, adjusted by lease for transportation fees and regional price differentials, and for oil and gas reserves, respectively. The prices used at December 31, 2010 and 2009 for reserve report purposes are $76.16 per barrel and $4.38 per MMbtu and $57.90 per barrel and $3.87 per MMbtu, respectively.

Gulfport emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

	2011		2010		2009
	Oil	Gas	Oil	Gas	Oil	Gas
Proved Reserves
Beginning of the period	19,704	16,158	17,488	14,332	21,771	22,235
Purchases in oil and gas reserves in place	2	19	3,913	3,482	1,728	1,135
Extensions and discoveries	3,940	2,091	5,574	5,303	2,614	2,874
Sales of oil and gas reserves in place	—	—	—	—	(736)	(282)
Revisions of prior reserve estimates	(4,714)	(1,662)	(5,426)	(6,171)	(6,294)	(11,139)
Current production	(2,187)	(878)	(1,845)	(788)	(1,595)	(491)

End of period	16,745	15,728	19,704	16,158	17,488	14,332

Proved developed reserves	7,485	6,152	7,230	6,068	6,165	4,325

Proved undeveloped reserves	9,260	9,576	12,474	10,090	11,323	10,007

The Company experienced downward reserve revisions in estimated proved reserves in 2011. These downward revisions were primarily the result of the drilling of PUDs during the Company’s 2011 drilling program and ethane takeaway issues in the Permian Basin. The Company experienced downward reserve revisions in estimated proved reserves in 2010. These downward revisions were primarily the result of the five-year schedule for proved undeveloped reserves from the SEC’s “Modernization of Oil and Gas Reporting” Final Rule. The Company experienced downward reserve revisions in estimated proved reserves in 2009. These downward revisions were primarily the result of implementing the five-year schedule for proved undeveloped reserves from the SEC’s “Modernization of Oil and Gas Reporting” Final Rule.

Discounted Future Net Cash Flows (Unaudited)

The following tables present the estimated future cash flows, and changes therein, from Gulfport’s proven oil and gas reserves as of December 31, 2011, 2010 and 2009 using an unweighted average first-of-the-month price for the period January through December for 2011, 2010 and 2009.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

	Year ended December 31,
	2011	2010	2009
Future cash flows	$1,594,050,000	$1,479,295,000	$1,005,029,000
Future development and abandonment costs	(306,810,000)	(301,651,000)	(209,975,000)
Future production costs	(295,383,000)	(305,814,000)	(236,003,000)
Future production taxes	(124,739,000)	(136,323,000)	(97,841,000)
Future income taxes	(229,649,000)	(159,171,000)	(50,229,000)

Future net cash flows	637,469,000	576,336,000	410,981,000
10% discount to reflect timing of cash flows	(260,788,000)	(260,849,000)	(170,207,000)

Standardized measure of discounted future net cash flows	$376,681,000	$315,487,000	$240,774,000

In order to develop its proved undeveloped reserves according to the drilling schedule used by the engineers in Gulfport’s reserve report, the Company will need to spend $52,855,000, $49,897,000 and $55,364,000 during years 2012, 2013 and 2014, respectively.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

	Year ended December 31,
	2011	2010	2009
Sales and transfers of oil and gas produced, net of production costs	$(181,723,000)	$(96,056,000)	$(59,463,000)
Net changes in prices, production costs, and development costs	136,071,000	122,147,000	183,426,000
Acquisition of oil and gas reserves in place	72,000	63,043,000	20,981,000
Extensions and discoveries	107,110,000	88,227,000	32,638,000
Revisions of previous quantity estimates, less related production costs	(112,553,000)	(89,155,000)	(77,531,000)
Sales of reserves in place	—	—	(13,185,000)
Accretion of discount	31,549,000	24,077,000	12,624,000
Net changes in income taxes	(36,674,000)	(54,879,000)	(22,238,000)
Change in production rates and other	117,342,000	17,309,000	37,282,000

Total change in standardized measure of discounted future net cash flows	$61,194,000	$74,713,000	$114,534,000

21.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly financial data for the years ended December 31, 2011 and 2010:

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$46,638,000	$55,589,000	$58,081,000	$68,946,000
Income from operations	22,105,000	28,156,000	29,118,000	31,585,000
Income tax expense (benefit)	—	1,000	—	(91,000)
Net income	21,174,000	27,265,000	29,009,000	30,974,000
Income per share:
Basic	$0.47	$0.57	$0.58	$0.59

Diluted	$0.47	$0.57	$0.57	$0.59

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$27,355,000	$28,875,000	$33,181,000	$37,533,000
Income from operations	10,526,000	11,004,000	13,468,000	14,779,000
Income tax expense	—	40,000	—	—
Net income	9,981,000	10,389,000	12,678,000	14,315,000
Income per share:
Basic	$0.23	$0.24	$0.28	$0.32

Diluted	$0.23	$0.24	$0.28	$0.32

22.	SUBSEQUENT EVENTS

In January 2012, Grizzly entered into an agreement to purchase approximately 46,700 acres of oil sands leases in the Athabasca oil sands area for $225.0 million CAD. Gulfport’s share of the purchase price is approximately $56.3 million and will be due at closing of the transaction. Grizzly intends to develop the area using SAGD recovery technology.

On February 13, 2012, Gulfport entered into fixed price swaps for 1,000 barrels of oil per day at a weighted average price of $ 113.20 per barrel for the period of March 2012 through June 2013. The Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price for oil as listed on the IPE for Brent Crude.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Purchase and Sale Agreement, dated as of November 28, 2007, by and among Ambrose Energy I, Ltd. and each of the other persons, which are listed as a party seller, and Windsor Permian (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 24, 2007).

2.2	Second Amendment to the Purchase and Sale Agreement, dated as of December 18, 2007, by and among Ambrose Energy I, Ltd., each of the other parties which are listed as a party seller, Windsor Permian and Gulfport (incorporated by reference to Exhibit 2.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 24, 2007).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

3.2	Certificate of Amendment No. 1 to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 6, 2009).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 12, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

4.2	Form of Warrant Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

4.3	Registration Rights Agreement, dated as of February 23, 2005, by and among the Company, Southpoint Fund LP, a Delaware limited partnership, Southpoint Qualified Fund LP, a Delaware limited partnership and Southpoint Offshore Operating Fund, LP, a Cayman Islands exempted limited partnership (incorporated by reference to Exhibit 10.7 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2005).

4.4	Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.3 of Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on November 11, 2005).

4.5	Amendment No. 1, dated February 14, 2006, to the Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.15 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2006).

10.1+	Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

10.2+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

10.3+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

10.4+	Employment Agreement, dated as of May 18, 1999 and effective as of June 1, 1999, by and between the Company and Mike Liddell (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to Form 10-KSB/A, File No. 000-19514, filed by the Company with the SEC on May 11, 2007).

E-1

Exhibit Number	Description

10.5+	Summary of Oral Employment Agreement with James D. Palm (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 7, 2010).

10.6	Credit Agreement, dated as of September 30, 2010, by and among the Company, as borrower, the Bank of Nova Scotia, as administrative agent, letter of credit issuer and lead arranger, and Amegy Bank National Association (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 6, 2010).

10.7	Amendment, dated as of December 24, 2010, to the Credit Agreement by and among the Company, as borrower, the Bank of Nova Scotia, as administrative agent, letter of credit issuer and lead arranger, and Amegy Bank National Association (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 28, 2010).

10.8	First Amendment, dated May 3, 2011 of Credit Agreement, dated September 30, 2011, by and among the Company, as borrower, the Bank of Nova Scotia, as administrative agent, letter of credit issuer and lead arranger, Amegy Bank National Association, KeyBank National Association and Société Générale (incorporated by reference to Exhibit 10.2 of Form 10-Q, File No. 000-19514, filed by the Company with the SEC on May 9, 2011).

10.9	Second Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, letter of credit issuer and lead arranger, Amegy Bank National Association, as syndication agent, KeyBank National Association, as co-documentation agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 of Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 4, 2011).

10.10	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, letter of credit issuer and lead arranger, Amegy Bank National Association, as syndication agent, KeyBank National Association and Société Générale, as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 of Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 4, 2011).

14	Code of Ethics (incorporated by reference to Exhibit 14 of Form 8-K, File No. 000-19514, filed by the Company with the SEC on February 14, 2006).

21*	Subsidiaries of the Registrant.

23.1*	Consent of Grant Thornton LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

23.3*	Consent of Ryder Scott Company.

23.4*	Consent of Pinnacle Energy Services, LLC.

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

E-2

Exhibit Number	Description

32.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1*	Report of Netherland, Sewell & Associates, Inc.

99.2*	Report of Ryder Scott Company.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith, not filed.
+	Management contract, compensatory plan or arrangement.

E-3