Form 10-Q
period 2012-03-31
GULFPORT ENERGY CORP
filed 2012-05-10
CIK 874499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

As of May 2, 2012, 55,649,717 shares of common stock were outstanding.

GULFPORT ENERGY CORPORATION

GULFPORT ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$12,893,000	$93,897,000
Accounts receivable - oil and gas	29,737,000	28,019,000
Accounts receivable - related parties	5,194,000	4,731,000
Prepaid expenses and other current assets	1,384,000	1,327,000
Short-term derivative instruments	—	1,601,000

Total current assets	49,208,000	129,575,000

Property and equipment:
Oil and natural gas properties, full-cost accounting, $175,587,000 and $138,623,000 excluded from amortization in 2012 and 2011, respectively	1,130,838,000	1,035,754,000
Other property and equipment	7,960,000	8,024,000
Accumulated depletion, depreciation, amortization and impairment	(596,530,000)	(575,142,000)

Property and equipment, net	542,268,000	468,636,000

Other assets
Equity investments	163,174,000	86,824,000
Other assets	5,093,000	5,123,000

Total other assets	168,267,000	91,947,000

Deferred tax asset	1,000,000	1,000,000

Total assets	$760,743,000	$691,158,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$75,639,000	$43,872,000
Asset retirement obligation - current	620,000	620,000
Short-term derivative instruments	9,259,000	—
Current maturities of long-term debt	143,000	141,000

Total current liabilities	85,661,000	44,633,000

Long-term derivative instruments	127,000	—
Asset retirement obligation - long-term	12,276,000	12,033,000
Long-term debt, net of current maturities	12,107,000	2,142,000

Total liabilities	110,171,000	58,808,000

Commitments and contingencies (Note 10)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock - $.01 par value, 100,000,000 authorized, 55,649,717 issued and outstanding in 2012 and 55,621,371 in 2011	556,000	556,000
Paid-in capital	605,719,000	604,584,000
Accumulated other comprehensive income (loss)	(7,119,000)	2,663,000
Retained earnings	51,416,000	24,547,000

Total stockholders’ equity	650,572,000	632,350,000

Total liabilities and stockholders’ equity	$760,743,000	$691,158,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Oil and condensate sales	$64,004,000	$45,196,000
Gas sales	613,000	720,000
Natural gas liquids sales	806,000	659,000
Other income	38,000	63,000

	65,461,000	46,638,000

Costs and expenses:
Lease operating expenses	5,849,000	4,653,000
Production taxes	7,769,000	5,507,000
Depreciation, depletion, and amortization	21,395,000	12,158,000
General and administrative	3,009,000	2,056,000
Accretion expense	176,000	159,000

	38,198,000	24,533,000

INCOME FROM OPERATIONS:	27,263,000	22,105,000

OTHER (INCOME) EXPENSE:
Interest expense	153,000	653,000
Interest income	(27,000)	(38,000)
Loss from equity method investments	268,000	316,000

	394,000	931,000

INCOME BEFORE INCOME TAXES	26,869,000	21,174,000

INCOME TAX EXPENSE:	—	—

NET INCOME	$26,869,000	$21,174,000

NET INCOME PER COMMON SHARE:
Basic	$0.48	$0.47

Diluted	$0.48	$0.47

Weighted average common shares outstanding - Basic	55,626,208	44,724,976
Weighted average common shares outstanding - Diluted	56,247,609	45,125,019

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$26,869,000	$21,174,000

Foreign currency translation adjustment	939,000	1,169,000
Change in fair value of derivative instruments	(10,621,000)	(7,502,000)
Reclassification of settled contracts	(100,000)	847,000

Other comprehensive income (loss)	(9,782,000)	(5,486,000)

Comprehensive income	$17,087,000	$15,688,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2012	55,621,371	$556,000	$604,584,000	$2,663,000	$24,547,000	$632,350,000
Net income	—	—	—	—	26,869,000	26,869,000
Other Comprehensive Loss	—	—	—	(9,782,000)	—	(9,782,000)
Stock Compensation	—	—	1,135,000	—	—	1,135,000
Issuance of Restricted Stock	28,346	—	—	—	—	—

Balance at March 31, 2012	55,649,717	$556,000	$605,719,000	$(7,119,000)	$51,416,000	$650,572,000

Balance at January 1, 2011	44,645,435	$446,000	$296,253,000	$(1,768,000)	$(83,875,000)	$211,056,000
Net income	—	—	—	—	21,174,000	21,174,000
Other Comprehensive Loss	—	—	—	(5,486,000)	—	(5,486,000)
Stock Compensation	—	—	128,000	—	—	128,000
Issuance of Common Stock in public offering, net of related expenses	2,760,000	28,000	84,299,000	—	—	84,327,000
Issuance of Common Stock through exercise of options	25,000	—	280,000	—	—	280,000
Issuance of Restricted Stock	13,636	—	—	—	—	—

Balance at March 31, 2011	47,444,071	$474,000	$380,960,000	$(7,254,000)	$(62,701,000)	$311,479,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$26,869,000	$21,174,000
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount - Asset Retirement Obligation	176,000	159,000
Depletion, depreciation and amortization	21,395,000	12,158,000
Stock-based compensation expense	681,000	77,000
Loss from equity investments	268,000	316,000
Interest income - note receivable	—	(36,000)
Unrealized loss on derivative instruments	266,000	—
Amortization of loan commitment fees	112,000	110,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,718,000)	(5,419,000)
Increase in accounts receivable - related party	(463,000)	(160,000)
(Increase) decrease in prepaid expenses	(57,000)	618,000
Increase (decrease) in accounts payable and accrued liabilities	22,431,000	(709,000)
Settlement of asset retirement obligation	(531,000)	—

Net cash provided by operating activities	69,429,000	28,288,000

Cash flows from investing activities:
Additions to other property, plant and equipment	(82,000)	(13,000)
Additions to oil and gas properties	(84,778,000)	(33,285,000)
Proceeds from sale of other property, plant and equipment	140,000	—
Proceeds from sale of oil and gas properties	—	1,384,000
Advances on note receivable to related party	—	(1,319,000)
Contributions to investment in Grizzly Oil Sands ULC	(67,063,000)	(4,878,000)
Distributions from investment in Tatex Thailand II, LLC	200,000	—
Contributions to investment in Tatex Thailand III, LLC	(483,000)	(895,000)
Contributions to investment in Muskie Holdings LLC	(312,000)	—
Contributions to investment in Timber Wolf Terminals LLC	(1,000,000)	—
Contributions to investment in Windsor Midstream LLC	(7,021,000)	—

Net cash used in investing activities	(160,399,000)	(39,006,000)

Cash flows from financing activities:
Principal payments on borrowings	(33,000)	(54,531,000)
Borrowings on line of credit	10,000,000	5,000,000
Loan commitment fees	(1,000)	—
Proceeds from issuance of common stock, net of offering costs, and exercise of stock options	—	84,607,000

Net cash provided by financing activities	9,966,000	35,076,000

Net (decrease) increase in cash and cash equivalents	(81,004,000)	24,358,000

Cash and cash equivalents at beginning of period	93,897,000	2,468,000

Cash and cash equivalents at end of period	$12,893,000	$26,826,000

Supplemental disclosure of cash flow information:
Interest payments	$5,000	$675,000

Income tax payments	$180,000	$—

Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$454,000	$51,000

Asset retirement obligation capitalized	$598,000	$174,000

Foreign currency translation gain (loss) on investment in Grizzly Oil Sands ULC	$939,000	$706,000

Foreign currency translation gain (loss) on note receivable - related party	$—	$463,000

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These consolidated financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company’s most recent annual report on Form 10-K. Results for the three month period ended March 31, 2012 are not necessarily indicative of the results expected for the full year.

1.	ACQUISITIONS

Beginning in February 2011, the Company entered into agreements to acquire certain leasehold interests located in the Utica Shale in Ohio. Certain of the agreements also granted the Company an exclusive right of first refusal for a period of six months on certain additional tracts leased by the seller. Gulfport is the operator on this acreage in the Utica Shale. As of March 31, 2012, the Company had acquired leasehold interests in approximately 107,000 gross (53,500 net) acres in the Utica Shale for approximately $150.7 million. Gulfport funded these transactions with a portion of the proceeds from public offerings of an aggregate of 6.2 million shares of the Company’s common stock completed in March and July of 2011. The Company also has commitments with various future closing dates that could increase its acreage position in the Utica Shale to an aggregate of approximately 125,000 gross (62,500 net) leasehold acres. Entities controlled by Wexford Capital LP (“Wexford”) have participated with the Company on a 50/50 basis in the acquisition of all leases described above.

2.	ACCOUNTS RECEIVABLE – RELATED PARTY

Included in the accompanying March 31, 2012 and December 31, 2011 consolidated balance sheets are amounts receivable from related parties of the Company. These receivables consist primarily of amounts billed by the Company to related parties as operator of the Company’s Colorado and Ohio oil and gas properties. At March 31, 2012 and December 31, 2011, these receivables totaled $5,194,000 and $4,731,000, respectively.

The Company is a party to administrative service agreements with Stampede Farms LLC (“Stampede”), Everest Operations Management LLC (“Everest”) and Tatex Thailand III, LLC (“Tatex III”), which agreements were each entered into effective March 1, 2008. Under these agreements, the Company’s services include professional and technical support and the fees for such services can be amended by mutual agreement of the parties. Each of these administrative service agreements may be cancelled (1) by the Company with at least 60 days prior written notice, (2) by the counterparty at any time with at least 30 days prior written notice to the Company and (3) by either party if the other party is in material breach and such breach has not been cured within 30 days of receipt of written notice of such breach. The Company did not provide services under any of these agreements in 2011 and received no reimbursements thereunder. Each of Stampede, Everest and Tatex III is controlled by Wexford. Charles E. Davidson is the Chairman and Chief Investment Officer of Wexford and he beneficially owned approximately 13.3% and 9.5% of the Company’s outstanding common stock as of December 31, 2011 and March 13, 2012, respectively.

Effective July 1, 2008, the Company entered into an acquisition team agreement with Everest to identify and evaluate potential oil and gas properties in which the Company and Everest or its affiliates may wish to invest. Upon a successful closing of an acquisition or divestiture, the party identifying the acquisition or divestiture is entitled to receive a fee from the other party and its affiliates, if applicable, participating in such closing. The fee is equal to 1% of the party’s proportionate share of the acquisition or divestiture consideration. The agreement may be terminated by either party upon 30 days notice. Affiliates of Everest were billed approximately $325,000 under this acquisition team agreement during the three months ended March 31, 2012, which is reflected as a reduction of general and administrative expenses in the consolidated statements of operations. No amounts were billed under the acquisition team agreement during the three months ended March 31, 2011.

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

The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Oil and natural gas properties	$1,130,838,000	$1,035,754,000
Office furniture and fixtures	3,774,000	3,692,000
Building	3,926,000	4,049,000
Land	260,000	283,000

Total property and equipment	1,138,798,000	1,043,778,000

Accumulated depletion, depreciation, amortization and impairment	(596,530,000)	(575,142,000)

Property and equipment, net	$542,268,000	$468,636,000

Included in oil and gas properties at March 31, 2012 is the cumulative capitalization of $25,470,000 in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $1,976,000 and $1,377,000 for the three months ended March 31, 2012 and 2011, respectively.

The following table summarizes the Company’s non-producing properties excluded from amortization by area at March 31, 2012:

March 31, 2012
West Texas Permian	$13,843,000
Colorado	4,441,000
Bakken	304,000
Southern Louisiana	357,000
Ohio	150,887,000
Belize	5,711,000
Other	44,000

$175,587,000

The Company evaluates the costs excluded from its amortization calculation at least annually. Subject to industry conditions and the level of the Company’s activities, the inclusion of most of the above referenced costs into the Company’s amortization calculation is expected to occur within three to five years.

A reconciliation of the asset retirement obligation for the three months ended March 31, 2012 and 2011 is as follows:

	March 31, 2012	March 31, 2011
Asset retirement obligation, beginning of period	$12,653,000	$10,845,000
Liabilities incurred	598,000	174,000
Liabilities settled	(531,000)	—
Accretion expense	176,000	159,000

Asset retirement obligation as of end of period	12,896,000	11,178,000
Less current portion	620,000	635,000

Asset retirement obligation, long-term	$12,276,000	$10,543,000

4.	EQUITY INVESTMENTS

Investments accounted for by the equity method consist of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Investment in Tatex Thailand II, LLC	$829,000	$1,030,000
Investment in Tatex Thailand III, LLC	8,731,000	8,282,000
Investment in Grizzly Oil Sands ULC	136,732,000	69,008,000
Investment in Bison Drilling and Field Services LLC	6,361,000	6,366,000
Investment in Muskie Holdings LLC	2,441,000	2,138,000
Investment in Timber Wolf Terminals LLC	1,000,000	—
Investment in Windsor Midstream LLC	7,080,000	—

	$163,174,000	$86,824,000

Tatex Thailand II, LLC

The Company has a 23.5% ownership interest in Tatex Thailand II, LLC (“Tatex”). The remaining interests in Tatex are owned by entities controlled by Wexford. Tatex holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering two million acres which includes the Phu Horm Field. During the three months ended March 31, 2012, Gulfport received $200,000 in distributions, reducing its total net investment in Tatex to $829,000. The loss on equity investment related to Tatex was immaterial for the three months ended March 31, 2012 and 2011.

Tatex Thailand III, LLC

The Company has a 17.9% ownership interest in Tatex III. Approximately 68.7% of the remaining interests in Tatex III are owned by entities controlled by Wexford. During the three months ended March 31, 2012, Gulfport paid $483,000 in cash calls, increasing its total net investment in Tatex III to $8,731,000. The Company recognized a loss on equity investment of $34,000 and $56,000 for the three months ended March 31, 2012 and 2011, respectively, which is included in loss from equity method investments in the consolidated statements of operations.

Grizzly Oil Sands ULC

The Company, through its wholly owned subsidiary Grizzly Holdings Inc. (“Grizzly Holdings”), owns a 24.9999% interest in Grizzly Oil Sands ULC, a Canadian unlimited liability company (“Grizzly”). The remaining interests in Grizzly are owned by entities controlled by Wexford. Since 2006, Grizzly has acquired leases in the

Athabasca region located in the Alberta Province near Fort McMurray and other oil sands development projects. Grizzly has drilled core holes and water supply test wells in eleven separate lease blocks for feasibility of oil production and conducted a seismic program. In March 2010, Grizzly filed an application in Alberta, Canada for the development of a SAGD facility at Algar Lake. In November 2011, the Government of Alberta provided a formal Order-in Council authorizing the Alberta Energy Resources Conservation Board (ERCB) to issue formal regulatory approval of the project. Fabrication and onsite construction on the first phase of development at Algar Lake is currently underway. During the three months ended March 31, 2012, Gulfport paid $67,063,000 in cash calls, increasing Gulfport’s net investment in Grizzly to $136,732,000. Grizzly’s functional currency is the Canadian dollar. The Company’s investment in Grizzly was increased by $939,000 and $706,000 as a result of a currency translation gain for the three months ended March 31, 2012 and 2011, respectively. The Company recognized a loss on equity investment of $278,000 and $255,000 for the three months ended March 31, 2012 and 2011, respectively, which is included in loss from equity method investments in the consolidated statements of operations.

The Company, through Grizzly Holdings, entered into a loan agreement with Grizzly effective January 1, 2008, as amended from time-to-time, under which Grizzly borrowed funds from the Company. Interest was paid on a paid-in-kind basis by increasing the outstanding balance of the loan. The Company recognized interest income of approximately $36,000 for the three months ended March 31, 2011, which is included in interest income in the consolidated statements of operations. Effective December 7, 2011, Grizzly Holdings entered into a debt settlement agreement with Grizzly under which Grizzly agreed to satisfy the entire outstanding debt by issuing additional common shares of Grizzly with no effect to the composition of the ownership structure of Grizzly. At such date, the Company’s investment in Grizzly increased by the total $22,325,000 of outstanding advances and accrued interest due from Grizzly, the cumulative $75,000 currency translation loss for the note receivable was adjusted through accumulated other comprehensive income and the note receivable was considered paid in full.

Bison Drilling and Field Services LLC

During the third quarter of 2011, the Company purchased a 25% ownership interest in Bison Drilling and Field Services LLC (“Bison”) at a cost of $6,009,000, subject to adjustment. The remaining interests in Bison are owned by entities controlled by Wexford. Bison owns and operates drilling rigs. The loss on equity investment related to Bison was immaterial for the three months ended March 31, 2012. Subsequent to March 31, 2012, the Company purchased an additional 15% ownership interest in Bison for $6,152,000, bringing its total ownership interest in Bison to 40%.

Muskie Holdings LLC

During the fourth quarter of 2011, the Company purchased a 25% ownership interest in Muskie Holdings LLC (“Muskie”) at a cost of $2,142,000, subject to adjustment. The remaining interests in Muskie are owned by entities controlled by Wexford. Muskie holds certain assets, real estate and rights in a lease covering land in Wisconsin that is prospective for mining oil and natural gas fracture grade sand. During the three months ended March 31, 2012, Gulfport paid $312,000 in cash calls, increasing its total net investment in Muskie to $2,441,000. The loss on equity investment related to Muskie was immaterial for the three months ended March 31, 2012.

Timber Wolf Terminals LLC

During the first quarter of 2012, the Company purchased a 50% ownership interest in Timber Wolf Terminals LLC (“Timber Wolf”) at a cost of $1,000,000. The remaining interests in Timber Wolf are owned by entities controlled by Wexford. Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. No income or loss on equity investment was recognized for the three months ended March 31, 2012.

Windsor Midstream LLC

During the first quarter of 2012, the Company purchased a 22.5% ownership interest in Windsor Midstream LLC (“Midstream”) at a cost of $7,021,000. The remaining interests in Midstream are owned by entities controlled by Wexford. Midstream owns a 28.4% interest in MidMar Gas LLC, a gas processing plant in West Texas. The Company recognized income on equity investment of $59,000 for the three months ended March 31, 2012, which is included in loss from equity method investments in the consolidated statements of operations.

5.	OTHER ASSETS

Other assets consist of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Plugging and abandonment escrow account on the WCBB properties (Note 10)	$3,121,000	$3,121,000
Certificates of deposit securing letter of credit	275,000	275,000
Prepaid drilling costs	310,000	228,000
Loan commitment fees	1,383,000	1,495,000
Deposits	4,000	4,000

	$5,093,000	$5,123,000

6.	LONG-TERM DEBT

A breakdown of long-term debt as of March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
Revolving credit agreement (1)	$10,000,000	$—
Building loans (2)	2,250,000	2,283,000
Less: current maturities of long term debt	(143,000)	(141,000)

Debt reflected as long term	$12,107,000	$2,142,000

Maturities of long-term debt as of March 31, 2012 are as follows:

2013	$143,000
2014	152,000
2015	161,000
2016	11,794,000
2017	—
Thereafter	—

Total	$12,250,000

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

On May 3, 2011, the Company entered into a first amendment to the revolving credit agreement with The Bank of Nova Scotia, Amegy Bank, Key Bank National Association (“Key Bank”) and Société Générale. Pursuant to the terms of the first amendment, Key Bank and Société Générale were added as additional lenders, the maximum amount of the facility was increased to $350.0 million, the borrowing base was increased to $90.0 million, certain fees and rates payable by the Company under the credit agreement were decreased, and the maturity date was extended until May 3, 2015. On October 31, 2011, the Company entered into additional amendments to its revolving credit facility pursuant to which, among other things, the borrowing base under this facility was increased to $125.0 million. Effective May 2, 2012, the Company entered into additional amendments to its revolving credit facility pursuant to which, among other things, the borrowing base was increased to $155.0 million and Credit Suisse, Deutsche Bank Trust Company Americas and Iberiabank were added as additional lenders and Société Générale left the bank group. As of March 31, 2012, approximately $10,000,000 was outstanding under the credit agreement.

Advances under the credit agreement, as amended, may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 1.00% to 2.50%, plus (2) the highest of: (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 2.00% to 3.50%, plus (2) the London interbank offered rate that appears on Reuters Screen LIBOR01 Page for deposits in U.S. dollars, or, if such rate is not available, the offered rate on such other page or service that displays the average British Bankers Association Interest Settlement Rate for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. At March 31, 2012, amounts borrowed under the credit agreement bore interest at the base rate (4.25%).

The credit agreement contains customary negative covenants including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in the credit agreement. The credit agreement also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of funded debt to EBITDAX (net income, excluding any non-cash revenue or expense associated with swap contracts resulting from ASC 815, plus without duplication and to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) non-cash losses from minority investments, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offering, and less non-cash income attributable to equity income from minority investments) for a twelve-month period may not be greater than 2.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. The Company was in compliance with all covenants at March 31, 2012.

(2) In March 2011, the Company entered into a new building loan agreement for the office building it occupies in Oklahoma City, Oklahoma. The new loan agreement refinanced the $2.4 million outstanding under the previous building loan agreement. The new agreement extended the maturity date of the building loan to February 2016 and reduced the interest rate to 5.82% per annum. The new building loan requires monthly interest and principal payments of approximately $22,000 and is collateralized by the Oklahoma City office building and associated land.

7.	STOCK-BASED COMPENSATION

During the three months ended March 31, 2012 and 2011, the Company’s stock-based compensation expense was $1,135,000 and $128,000, respectively, of which the Company capitalized $454,000 and $51,000, respectively, relating to its exploration and development efforts. Options and restricted common stock are reported as share based payments and their fair value is amortized to expense using the straight-line method over the vesting period. The shares of stock issued once the options are exercised will be from authorized but unissued common stock.

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

No stock options were issued during the three months ended March 31, 2012 and 2011.

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

A summary of the status of stock options and related activity for the three months ended March 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	356,241	$6.51	3.41	$8,172,000

Granted	—	—
Exercised	—	—
Forfeited/expired	—	—

Options outstanding at March 31, 2012	356,241	$6.51	3.16	$8,054,000

Options exercisable at March 31, 2012	356,241	$6.51	3.16	$8,054,000

The following table summarizes information about the stock options outstanding at March 31, 2012:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (in years)	Number Exercisable
$3.36	206,241	2.81	206,241
$9.07	25,000	3.44	25,000
$11.20	125,000	3.67	125,000

	356,241		356,241

The following table summarizes restricted stock activity for the three months ended March 31, 2012:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2011	203,348	$26.02
Granted	167,500	37.36
Vested	(28,346)	30.28
Forfeited	—	—

Unvested shares as of March 31, 2012	342,502	$31.21

Unrecognized compensation expense as of March 31, 2012 related to outstanding stock options and restricted shares was $9,943,000. The expense is expected to be recognized over a weighted average period of 1.86 years.

8.	EARNINGS PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	For the Three Months Ended March 31,
	2012			2011
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income	$26,869,000	55,626,208	$0.48	$21,174,000	44,724,976	$0.47

Effect of dilutive securities:
Stock options and restricted stock awards	—	621,401		—	400,043

Diluted:
Net income	$26,869,000	56,247,609	$0.48	$21,174,000	45,125,019	$0.47

There were no potential shares of common stock that were considered anti-dilutive during the three months ended March 31, 2012 and 2011.

9.	NEW ACCOUNTING STANDARDS

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” which provides amendments to FASB ASC Topic 220, “Comprehensive Income” (“FASB ASC 220”). The purpose of the amendments in this update is to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The amendments eliminate the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The amendments to FASB ASC 220 are effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The components of other comprehensive income and total comprehensive income are presented in the accompanying consolidated statements of comprehensive income (loss).

10.	COMMITMENTS AND CONTINGENCIES

Plugging and Abandonment Funds

In connection with the acquisition in 1997 of the remaining 50% interest in the WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company could access the trust for use in plugging and abandonment charges associated with the property, although it has not yet done so. As of March 31, 2012, the plugging and abandonment trust totaled approximately $3,121,000. At March 31, 2012, the Company had plugged 334 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.

Litigation

The Louisiana Department of Revenue (“LDR”) is disputing Gulfport’s severance tax payments to the State of Louisiana from the sale of oil under fixed price contracts during the years 2005 to 2007. The LDR maintains that Gulfport paid approximately $1,800,000 less in severance taxes under fixed price terms than the severance taxes Gulfport would have had to pay had it paid severance taxes on the oil at the contracted market rates only. Gulfport has denied any liability to the LDR for underpayment of severance taxes and has maintained that it was entitled to enter into the fixed price contracts with unrelated third parties and pay severance taxes based upon the proceeds received under those contracts. Gulfport has maintained its right to contest any final assessment or suit for collection if brought by the State. On April 20, 2009, the LDR filed a lawsuit in the 15th Judicial District Court, Lafayette Parish, in Louisiana against Gulfport seeking $2,275,729 in severance taxes, plus interest and court costs. Gulfport filed a response denying any liability to the LDR for underpayment of severance taxes and is defending itself in the lawsuit. The LDR had taken no further action on this lawsuit since filing its petition until recently when it propounded discovery requests to which Gulfport has responded. Gulfport recently served discovery requests on the LDR and received the LDR’s responses. The case is still in its early phases of discovery.

In December 2010, the LDR filed two identical lawsuits against Gulfport in different venues to recover allegedly underpaid severance taxes on crude oil for the period January 1, 2007 through December 31, 2010, together with a claim for attorney’s fees. The petitions do not make any specific claim for damages or unpaid taxes. As with the first lawsuit filed by the LDR in 2009, Gulfport denies all liability and will vigorously defend the lawsuit. The cases are in the early stages, and Gulfport has not yet filed a response to the recent lawsuits. Recently, the LDR filed motions to stay the lawsuits before Gulfport filed any responsive pleadings. The LDR has advised Gulfport that it intends to pursue settlement discussions with Gulfport and other similarly situated defendants in separate proceedings. There has been no activity on either of these lawsuits for more than a year.

Other Litigation

In November 2006, Cudd Pressure Control, Inc. (“Cudd”) filed a lawsuit against Gulfport, Great White Pressure Control LLC (“Great White”) and six former Cudd employees in the 129th Judicial District Harris County, Texas. The lawsuit was subsequently removed to the United States District Court for the Southern District of Texas (Houston Division). The lawsuit alleged RICO violations and several other causes of action relating to Great White’s employment of the former Cudd employees and sought unspecified monetary damages and injunctive relief. On stipulation by the parties, the plaintiff’s RICO claim was dismissed without prejudice by order of the court on February 14, 2007. Gulfport filed a motion for summary judgment on October 5, 2007. The court entered a final interlocutory judgment in favor of all defendants, including Gulfport, on April 8, 2008. On November 3, 2008, Cudd filed its appeal with the U.S. Court of Appeals for the Fifth Circuit. The Fifth Circuit vacated the district court decision finding, among other things, that the district court should not have entered summary judgment without first allowing more discovery. The case was remanded to the district court, and Cudd filed a motion to remand the case to the original state court, which motion was granted. On February 3, 2010, Cudd filed its second amended petition with the state court (a) alleging that Gulfport conspired with the other defendants to misappropriate, and misappropriated Cudd’s trade secrets and caused its employees to breach their fiduciary duties, and (b) seeking unspecified monetary damages. On April 13, 2010, Gulfport’s motion to be dismissed from the proceeding for lack of personal jurisdiction was denied. This state court proceeding is in its initial stages. In 2011, the parties have continued with written discovery and production of documents. On February 15, 2011, Cudd filed a third amended petition seeking $26.5 million (based on a report prepared by its expert) plus disgorgement of $6 million in payments by Great White to the individual defendants and punitive damages. Gulfport denies these claims with respect to itself. Recently, the parties have been taking additional depositions and it is anticipated that the case will remain active as the parties prepare for a trial in September.

On July 30, 2010, six individuals and one limited liability company sued 15 oil and gas companies in Cameron Parish Louisiana for contamination across the surface of where the defendants operated in an action entitled Reeds et al. v. BP American Production Company et al., 38th Judicial District. No. 10-18714. The plaintiffs’ original petition for damages, which did not name Gulfport as a defendant, alleges that the plaintiffs’ property located in Cameron Parish, Louisiana within the Hackberry oil field is contaminated as a result of historic oil and gas exploration and production activities. Plaintiffs allege that the defendants conducted, directed and participated in various oil and gas exploration and production activities on their property which allegedly have contaminated or otherwise caused damage to the property, and have sued the defendants for alleged breaches of oil, gas and mineral leases, as well as for alleged negligence, trespass, failure to warn, strict liability, punitive damages, lease liability, contract liability, unjust enrichment, restoration damages, assessment and response costs and stigma damages. On December 7, 2010, Gulfport was served with a copy of the plaintiffs’ first supplemental and amending petition which added four additional plaintiffs and six additional defendants, including Gulfport, bringing the total number of defendants to 21. It also increased the total acreage at issue in this litigation from 240 acres to approximately 1,700 acres. In addition to the damages sought in the original petition, the plaintiffs now also seek: damages sufficient to cover the cost of conducting a comprehensive environmental assessment of all present and yet unidentified pollution and contamination of their property; the cost to restore the property to its pre-polluted original condition; damages for mental anguish and annoyance, discomfort and inconvenience caused by the nuisance created by defendants; land loss and subsidence damages and the cost of backfilling canals and other excavations; damages for loss of use of land and lost profits and income; attorney fees and expenses and damages for evaluation and remediation of any contamination that threatens groundwater. In addition to Gulfport, current defendants include ExxonMobil Oil Corporation, Mobil Exploration & Producing North America Inc., Chevron U.S.A. Inc., The Superior Oil Company, Union Oil Company of California, BP America Production Company, Tempest Oil Company, Inc., ConocoPhillips Company, Continental Oil Company, WM. T. Burton Industries, Inc., Freeport Sulphur Company, Eagle Petroleum Company, U.S. Oil of Louisiana, M&S Oil Company, and Empire Land Corporation, Inc. of Delaware. On January 21, 2011, Gulfport filed a pleading challenging the legal sufficiency of the petitions on several grounds and requesting that they either be dismissed or that plaintiffs be required to amend such petitions. In response to the pleadings filed by Gulfport and similar pleadings filed by other defendants, the plaintiffs filed a third amending petition with exhibits which expands the description of the property at issue, attaches numerous aerial photos and identifies the mineral leases at issue. In response, Gulfport and numerous defendants re-urged their pleadings challenging the legal sufficiency of the petitions. Some of the defendants’ grounds for challenging the plaintiffs’ petitions were heard by the court on May 25, 2011 and were denied. The court signed the written judgment on December 9, 2011. Gulfport noticed its intent to seek supervisory review on December 19, 2011 and the trial court fixed a return date of January 11, 2012 for the filing of the writ application. Gulfport filed its supervisory writ, which was recently denied by the Louisiana Third Circuit Court of Appeal. Gulfport intends to take a writ to the Louisiana Supreme Court on this issue. Gulfport has been active in serving discovery requests and responding to discovery requests from the plaintiffs. It is anticipated that the discovery phase of this case will become more active in the upcoming months. Plaintiffs’ counsel is seeking a trial date in mid-2013.

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

11.	HEDGING ACTIVITIES

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

During the third quarter of 2011 and the first quarter of 2012, the Company entered into fixed price swap contracts for 2012 and 2013 with the purchaser of the Company’s WCBB oil and two financial institutions. The Company’s fixed price swap contracts are tied to the commodity prices on the International Petroleum Exchange (“IPE”). The Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price for oil as listed on the IPE for Brent Crude. At March 31, 2012, the Company had the following fixed price swaps in place:

	Daily Volume (Bbls/day)	Weighted Average Price
April - December 2012	3,000	$109.73
January - June 2013	1,000	$113.20

At March 31, 2012 the fair value of derivative liabilities related to the fixed price swaps was as follows:

Short-term derivative instruments – liability	$9,259,000
Long-term derivative instruments – liability	$127,000

All fixed price swaps and forward sales contracts have been executed in connection with the Company’s oil price hedging program. For fixed price swaps qualifying as cash flow hedges pursuant to FASB ASC 815, the realized contract price is included in oil sales in the period for which the underlying production was hedged.

For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Amounts reclassified out of accumulated other comprehensive income into earnings as a component of oil and condensate sales for the three months ended March 31, 2012 and 2011 are presented below.

	Three months ended March 31,
	2012	2011
Addition (reduction) oil and condensate sales	$100,000	$(847,000)

The Company expects to reclassify $9,145,000 out of accumulated other comprehensive income into earnings as a component of oil and condensate sales during the remainder of the year ended December 31, 2012 related to fixed price swaps.

Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. The Company recognized a loss of $266,000 related to hedge ineffectiveness for the three months ended March 31, 2012, which is included in oil and condensate sales in the consolidated statements of operations. The Company did not recognize into earnings any amount related to hedge ineffectiveness for the three months ended March 31, 2011.

12.	FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes the Company’s financial assets and liabilities by FASB ASC 820 valuation level as of March 31, 2012:

	As of March 31, 2012
	Level 1	Level 2	Level 3
Assets:
Fixed price swaps	$—	$—	$—
Liabilities:
Fixed price swaps	$—	$9,386,000	$—

The estimated fair value of the Company’s fixed price swaps was based upon forward commodity prices based on quoted market prices, adjusted for differentials.

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 3 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the three months ended March 31, 2012 were approximately $598,000.

The carrying amounts on the accompanying consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and current and long-term debt are carried at cost, which approximates market value.

13.	SUBSEQUENT EVENTS

On May 7, 2012, the Company entered into a contribution agreement with Diamondback Energy, Inc., (“Diamondback”). Under the terms of the contribution agreement, the Company agreed to contribute to Diamondback, prior to the closing of the Diamondback initial public offering (“Diamondback IPO”), all its oil and gas interests in the Permian Basin in exchange for (i) shares of common stock representing 35% of Diamondback’s outstanding common stock immediately prior to the closing of the Diamondback IPO and (ii) $63,590,050.00 in the form of a non-interest bearing promissory note, which will be repaid in full upon the closing of the Diamondback IPO with a portion of the net proceeds from that offering. The aggregate consideration payable to the Company is subject to a post-closing cash adjustment based on changes in the working capital, long-term debt and other items of Windsor Permian LLC (“Windsor Permian”) referred to in the contribution agreement as of the date of the contribution. Windsor Permian, an entity controlled by Wexford, is the operator of the Company’s acreage to be contributed and will be a wholly-owned subsidiary of Diamondback at the time of the contribution. The Company’s obligation to make this contribution is contingent upon, among other things, the contribution to Diamondback of all the outstanding equity interests in Windsor Permian, the Company’s satisfaction with the terms of the Diamondback IPO and customary closing conditions. Under the contribution agreement, the Company is generally responsible for all liabilities and obligations with respect to the contributed properties arising prior to the contribution and Diamondback is responsible for such liabilities and obligations with respect to the contributed properties arising after the contribution.

In connection with the contribution, the Company and Diamondback will enter into an investor rights agreement in which the Company will have the right, for so long as it beneficially owns more than 10% of Diamondback’s outstanding common stock, to designate one individual as a nominee to serve on Diamondback’s board of directors. Such nominee, if elected to Diamondback’s board, will also serve on each committee of the board so long as he or she satisfies the independence and other requirements for service on the applicable committee of the board. So long as the Company has the right to designate a nominee to Diamondback’s board and there is no Gulfport nominee actually serving as a Diamondback director, the Company will have the right to appoint one individual as an advisor to the board who shall be entitled to attend board and committee meetings. The Company will also be entitled to certain information rights and Diamondback will grant the Company certain demand and “piggyback” registration rights obligating Diamondback to register with the SEC any shares of Diamondback common stock that the Company owns. If the contribution is completed, the Company will own a 35% equity interest in Diamondback immediately prior to the closing of the Diamondback IPO, rather than leasehold interests in the Company’s Permian Basin acreage.

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

Overview

We are an independent oil and natural gas exploration and production company with our principal producing properties located along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields, and in West Texas in the Permian Basin. During 2010, we acquired our initial acreage position in the Niobrara Formation of northwestern Colorado. During 2011, we acquired our initial acreage position in the Utica Shale in Eastern Ohio and our first well in the Utica Shale was spud in February 2012. We also hold a significant acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, or Grizzly, and have interests in entities that operate in Southeast Asia, including the Phu Horm gas field in Thailand. We seek to achieve reserve growth and increase our cash flow through our annual drilling programs.

Contribution

On May 7, 2012, we entered into a contribution agreement with Diamondback Energy, Inc., or Diamondback. Under the terms of the contribution agreement, we agreed to contribute to Diamondback, prior to the closing of Diamondback’s initial public offering, or the Diamondback IPO, all our oil and gas interests in the Permian Basin in exchange for (i) shares of common stock representing 35% of Diamondback’s outstanding common stock immediately prior to the closing of the Diamondback IPO and (ii) $63,590,050.00 in the form of a non-interest bearing promissory note, which will be repaid in full upon the closing of the Diamondback IPO with a portion of the net proceeds from that offering. The aggregate consideration payable to us is subject to a post-closing cash adjustment based on changes in the working capital, long-term debt and other items of Windsor Permian LLC, or Windsor Permian, referred to in the contribution agreement as of the date of the contribution. Windsor Permian, an entity controlled by Wexford, is the operator of the acreage to be contributed by us and will be a wholly-owned subsidiary of Diamondback at the time of our contribution. Our obligation to make this contribution is contingent upon, among other things, the contribution to Diamondback of all the outstanding equity interests in Windsor Permian, our satisfaction with the terms of the Diamondback IPO and customary closing conditions. Under the contribution agreement, we are generally responsible for all liabilities and obligations with respect to the contributed properties arising prior to the contribution and Diamondback is responsible for such liabilities and obligations with respect to the contributed properties arising after the contribution.

In connection with the contribution, we and Diamondback will enter into an investor rights agreement in which we will have the right, for so long as we beneficially own more than 10% of Diamondback’s outstanding common stock, to designate one individual as a nominee to serve on Diamondback’s board of directors. Such nominee, if elected to Diamondback’s board, will also serve on each committee of the board so long as he or she satisfies the independence and other requirements for service on the applicable committee of the board. So long as we have the right to designate a nominee to Diamondback’s board and there is no Gulfport nominee actually serving as a Diamondback director, we will have the right to appoint one individual as an advisor to the board who shall be entitled to attend board and committee meetings. We will also be entitled to certain information rights and Diamondback will grant us certain demand and “piggyback” registration rights obligating Diamondback to register with the SEC any shares of Diamondback common stock that we own. If the contribution is completed, we will own a 35% equity interest in Diamondback immediately prior to the closing of the Diamondback IPO, rather than leasehold interests in our Permian Basin acreage.

First Quarter 2012 Operational Highlights

•	Oil and natural gas revenues increased 40% to $65.4 million for the three months ended March 31, 2012 from $46.6 million for the three months ended March 31, 2011.

•	Net income increased 27% to $26.9 million for the three months ended March 31, 2012 from $21.2 million for the three months ended March 31, 2011.

•	Production increased 25% to approximately 645,000 barrels of oil equivalent, or BOE, for the three months ended March 31, 2012 from approximately 514,000 BOE for the three months ended March 31, 2011.

•

During the first quarter ended March 31, 2012, we drilled 16 gross (15.5 net) wells and recompleted 21 gross and net wells. An additional six gross (2.4 net) wells were drilled by our operators on the Permian Basin and Bakken formation. Of these 22 gross new wells drilled, 17 were completed as producing wells, one was non-productive and four were waiting on completion.

•

During 2011 and the first quarter of 2012, we acquired approximately 3,700 additional net acres in the Permian Basin. Our Permian Basin acreage is subject to the contribution agreement discussed under “—Contribution” above pursuant to which we agreed to contribute, subject to certain conditions, our interests in our Permian Basin acreage to Diamondback. If the contribution is completed, we will own a 35% equity interest in Diamondback immediately prior to the closing of the Diamondback IPO, rather than leasehold interests in our Permian Basin acreage.

•

During 2011 and the first quarter of 2012, we acquired leasehold interests in approximately 107,000 gross (53,500 net) acres in the Utica Shale in Eastern Ohio. We have commitments with various future closing dates which could increase our acreage position in the Utica Shale to an aggregate of approximately 125,000 gross (62,500 net) leasehold acres. We spud our first well on our Utica Shale acreage in February 2012 and subsequently have spud two additional wells.

•

In connection with our scheduled spring 2012 borrowing base redetermination completed on May 2, 2012, the borrowing base under our revolving credit facility was increased from $125.0 million to $155.0 million. In addition, three new lenders were added to the bank syndicate, Credit Suisse, Deutsche Bank Trust Company Americas and Iberiabank, and Société Générale left the bank group.

2012 Production and Drilling Activity

During the three months ended March 31, 2012, our total net production was 595,000 barrels of oil, 211,000 thousand cubic feet, or Mcf, of gas, and 625,000 gallons of liquids, for a total of 645,000 BOE as compared to 472,000 barrels of oil, 165,000 Mcf of gas and 609,000 gallons of liquids, or 514,000 BOE, for the three months ended March 31, 2011. Our total net production averaged approximately 7,089 BOE per day during the three months ended March 31, 2012 as compared to 5,712 BOE per day during the same period in 2011. The 25% increase in production is primarily related to the 2011 and 2012 drilling and recompletion activities in our fields.

WCBB. From January 1, 2012 through April 30, 2012, we recompleted 13 existing wells. We also drilled 11 wells, of which eight were completed as producers and three were waiting on completion. We currently intend to recomplete a total of approximately 60 existing wells and drill a total of 22 to 24 wells during 2012.

Aggregate net production from the WCBB field during the three months ended March 31, 2012 was 314,174 BOE, or 3,452 BOE per day, 95% of which was from oil and 5% of which was from natural gas. During April 2012, our average daily net production at WCBB was approximately 3,265 BOE, 95% of which was from oil and 5% of which was from natural gas. The decrease in April 2012 production was the result of the timing of 2012 drilling and recompletion activities and normal production declines.

East Hackberry Field. From January 1, 2012 through April 30, 2012, we recompleted 12 existing wells. We also drilled 11 wells, of which six were completed as producers and two were non-productive and, at April 30, 2012, two were waiting on completion and one was drilling. During 2009, we entered into a two-year exploration agreement with an active gulf coast operator covering approximately 2,868 net acres adjacent to our field. We are the designated operator under the agreement and will participate in proposed wells with at least a 70% working interest. We have licensed approximately 54 square miles of 3-D seismic data covering a portion of the area and are reprocessing the data. We currently intend to drill 12 wells and recomplete 15 wells in our East Hackberry field in 2012.

Aggregate net production from the East Hackberry field during the three months ended March 31, 2012 was approximately 226,891 BOE, or 2,493 BOE per day, 97% of which was from oil and 3% of which was from natural gas. During April 2012, our average daily net production at East Hackberry was approximately 2,232 BOE, 98% of which was from oil and 2% of which was from natural gas. The decrease in April 2012 production was the result of the timing of 2012 drilling and recompletion activities and normal production declines.

West Hackberry Field. Aggregate net production from the West Hackberry field during the three months ended March 31, 2012 was approximately 3,111 BOE, or 34 BOE per day. During April 2012, our average daily net production at West Hackberry was approximately 36 BOE, 100% of which was from oil.

Permian Basin. From January 1, 2012 to April 30, 2012, seven gross (2.9 net) wells were drilled on our Permian Basin acreage, of which four gross (1.9 net) wells were completed as producers, two gross (0.5 net) were waiting on completion and one gross (0.5 net) was drilling at April 30, 2012. We currently anticipate that a total of 23 to 25 gross (11.5 to 12.5 net) wells will be drilled on this acreage during 2012.

Aggregate net production from our Permian Basin acreage during the three months ended March 31, 2012 was approximately 90,714 BOE, or 997 BOE per day. During April 2012, the average daily net production from our Permian Basin acreage was approximately 1,045 BOE, of which approximately 70% was oil, 17% was natural gas liquids and 13% was natural gas. The increase in April 2012 production was due to our 2012 drilling activity.

Our Permian Basin acreage is subject to the contribution agreement discussed under “—Contribution” above pursuant to which we agreed to contribute, subject to certain conditions, our interest in our Permian Basin acreage to Diamondback. If the contribution is completed, we will own a 35% equity interest in Diamondback immediately prior to the closing of the Diamondback IPO, rather than leasehold interests in our Permian Basin acreage.

Niobrara Formation. Effective as of April 1, 2010, we acquired leasehold interests in the Niobrara formation in Colorado and held leases for approximately 14,993 acres as of March 31, 2012. Aggregate net production from the Niobrara play during the three months ended March 31, 2012 was approximately 2,638 BOE, or 29 BOE per day. During April 2012, average daily net production in Niobrara was approximately 66 BOE due to completion of our 2011 drilling activity.

We have completed a 60 square mile 3-D seismic survey over our Craig Dome prospect, have received a processed version of the seismic and are selecting future drilling locations. We currently intend to drill five to seven gross wells at Niobrara during 2012.

Bakken. In the Bakken formation, as of March 31, 2012, we held approximately 900 net acres, interests in seven wells and overriding royalty interests in certain existing and future wells.

Aggregate net production from the Bakken formation during the three months ended March 31, 2012 was approximately 7,246 BOE, or 80 BOE per day. During April 2012, our average daily net production from the Bakken formation was approximately 67 BOE. There are no new activities currently scheduled for 2012 for our Bakken acreage.

Utica Shale (Eastern Ohio). As of March 31, 2012, we had acquired leasehold interests in approximately 107,000 gross (53,500 net) acres in the Utica Shale in Eastern Ohio. As of April 30, 2012 we closed on additional acquisitions bringing our total leasehold interest to approximately 108,000 gross (54,000 net) acres. We have commitments with various future closing dates that could increase our acreage position in the Utica Shale to an aggregate of approximately 125,000 gross (62,500 net) leasehold acres. We recently spud our first three wells on our Utica Shale acreage and expect to drill approximately 20 gross (ten net) wells during 2012, of which we expect ten gross (five net) to be completed by year end.

Grizzly. We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. The remaining interests in Grizzly are owned by entities controlled by Wexford. As of March 31, 2012, Grizzly had approximately 800,000 acres under lease in the Athabasca region located in the Alberta Province near Fort McMurray within a few miles of other existing oil sands projects. Our total net investment in Grizzly was approximately $136.7 million as of March 31, 2012. As of that date, Grizzly had drilled an aggregate of 232 core holes and seven water supply test wells, tested eleven separate lease blocks and conducted a seismic program. In March 2010, Grizzly filed an application for the development of an 11,300 barrel per day oil sand project at Algar Lake. In November 2011, the Government of Alberta provided a formal Order-in Council authorizing the Alberta Energy Resources Conservation Board (ERCB) to issue the formal regulatory approval of Grizzly’s Algar Lake SAGD project. In the first quarter of 2012, Grizzly completed the acquisition of approximately 48,000 acres through the purchase of its May River property. Grizzly’s currently contemplated 2012 activities include the completion of the 2011/2012 core hole drilling and seismic program, submission of a SAGD project regulatory application for Thickwood Hills and the development of its Algar Lake SAGD project, which includes the fabrication and onsite construction of a central processing facility and the drilling of ten initial SAGD well pairs.

Thailand. We own a 23.5% ownership interest in Tatex Thailand II, LLC, or Tatex II. The remaining interests in Tatex II are owned by entities controlled by Wexford. Tatex II, a privately held entity, holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC, or APICO, an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately two million acres which includes the Phu Horm Field. As of March 31, 2012, our net investment in Tatex II was $0.8 million. Our investment is accounted for on the equity method. Tatex II accounts for its investment in APICO using the cost method. During the first quarter ended March 31, 2012, net gas production from the Phu Horm field was approximately 74 MMcf per day and condensate production was 345 barrels per day. Hess Corporation operates the field with a 35% interest. Other interest owners include APICO (35% interest), PTTEP (20% interest) and ExxonMobil (10% interest). Our gross working interest (through Tatex II as a member of APICO) in the Phu Horm field is 0.7%. Since our ownership in the Phu Horm field is indirect and Tatex II’s investment in APICO is accounted for by the cost method, these reserves are not included in our year-end reserve information.

We also own a 17.9% ownership interest in Tatex Thailand III, LLC, or Tatex III. Approximately 68.7% of the remaining interests in Tatex III are owned by entities controlled by Wexford. Tatex III owns a concession covering approximately one million acres. During the first quarter ended March 31, 2012, we paid $0.5 million in cash calls, bringing our total investment in Tatex III to $8.7 million. The first well was drilled on our concession in 2010 and was temporarily abandoned pending further scientific evaluation. Drilling of the second well concluded in March 2011. The second well was drilled to a depth of 15,026 feet and logged approximately 5,000 feet of apparent possible gas saturated column. The well experienced gas shows and carried a flare measuring up to 25 feet throughout drilling below the intermediate casing point of 9,695 feet. During testing, the well produced at rates as high as 16 million cubic feet per day of gas for short intervals, but would subsequently fall to a sustained rate of 2 million cubic feet per day. Pressure buildup information confirmed that this wellbore lacked the permeability to deliver commercial quantities of gas. Despite an apparently well-developed porosity system suggesting potential for a large amount of gas in place, testing of the well did not exhibit that there was sufficient permeability to produce in commercial quantities. Tatex III intends to continue testing some of the structures identified through its 3-D seismic survey and has begun the application process for two more drilling locations. Tatex III currently expects to drill the first of these wells, located to the south of the TEW-E well, in 2013.

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

Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the period 2011, 2010 and 2009, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled $175.6 million at March 31, 2012 and $138.6 million at December 31, 2011. These costs are reviewed quarterly by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.

Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the period January – December of the applicable year beginning with 2009, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. For instance, as a result of the drop in commodity prices on December 31, 2008 and subsequent reduction in our proved reserves, we recognized a ceiling test impairment of $272.7 million for the year ended December 31, 2008. If prices of oil, natural gas and natural gas liquids decline, we may be required to further write down the value of our oil and gas properties, which could negatively affect our results of operations. No ceiling test impairment was required for the quarter ended March 31, 2012.

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

Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management’s opinion, it is more likely than not that some portion will not be realized. At March 31, 2012, a valuation allowance of $12.3 million had been provided for deferred tax assets based on the uncertainty of future taxable income.

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

To mitigate the effects of commodity price fluctuations, in November 2010, we entered into fixed price swaps for 2,000 barrels of oil per day at a weighted average price of $86.96 per barrel for the period January 2011 through December 2011. For January 2012 through February 2012, we entered into fixed price swaps for 2,000 barrels of oil per day at a weighted average price of $108.00 per barrel. For the period from March 2012 through December 2012, we entered into fixed price swaps for 3,000 barrels of oil per day at a weighted average price of $109.73 per barrel. For the period from January 2013 through June 2013, we entered into fixed price swaps for 1,000 barrels of oil per day at a weighted average price of $113.20 per barrel. Under the 2011 contracts, we delivered approximately 31% of our 2011 production. Under the 2012 contracts, we have committed to deliver approximately 33% to 36% of our estimated 2012 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These forward sales contracts and fixed price swaps are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815 and related pronouncements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2012 and 2011

We reported net income of $26,869,000 for the three months ended March 31, 2012, as compared to $21,174,000 for the three months ended March 31, 2011. This 27% increase in period-to-period net income was due primarily to a 25% increase in net production to 645,000 BOE from 514,000 BOE and a 12% increase in realized BOE prices to $101.42 from $90.60, partially offset by a 26% increase in lease operating expenses, a 46% increase in general and administrative expenses and a 41% increase in production taxes.

Oil and Gas Revenues. For the three months ended March 31, 2012, we reported oil and natural gas revenues of $65,423,000 as compared to oil and natural gas revenues of $46,575,000 during the same period in 2011. This $18,848,000, or 40%, increase in revenues is primarily attributable to a 25% increase in net production to 645,000 BOE from 514,000 BOE and a 12% increase in realized BOE prices to $101.42 from $90.60 for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011.

The following table summarizes our oil and natural gas production and related pricing for the three months ended March 31, 2012, as compared to such data for the three months ended March 31, 2011:

	Three Months Ended March 31,
	2012	2011
Oil production volumes (MBbls)	595	472
Gas production volumes (MMcf)	211	165
Liquid production volumes (MGal)	625	609
Oil equivalents (Mboe)	645	514
Average oil price (per Bbl)	$107.56	$95.73
Average gas price (per Mcf)	$2.91	$4.37
Average liquids price (per gallon)	$1.29	$1.08
Oil equivalents (per Boe)	$101.42	$90.60

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $5,849,000 for the three months ended March 31, 2012 from $4,653,000 for the same period in 2011. This increase is primarily the result of an increase in expenses related to chemicals and fuel, rentals, supplies, equipment repairs and maintenance, property taxes and salt-water disposal.

Production Taxes. Production taxes increased to $7,769,000 for the three months ended March 31, 2012 from $5,507,000 for the same period in 2011. This increase was primarily related to a 25% increase in production and a 12% increase in the average realized BOE price received, resulting in a 40% increase in oil and gas revenues.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $21,395,000 for the three months ended March 31, 2012, and consisted of $21,287,000 in depletion on oil and natural gas properties and $108,000 in depreciation of other property and equipment, as compared to total DD&A expense of $12,158,000 for the three months ended March 31, 2011. This increase was due to an increase in our full cost pool as a result of our capital activities and an increase in our production and a decrease in our total proved reserves volume used to calculate our total DD&A expense.

General and Administrative Expenses. Net general and administrative expenses increased to $3,009,000 for the three months ended March 31, 2012 from $2,056,000 for the same period in 2011. This $953,000 increase was due to an increase in salaries, stock compensation and benefits resulting from an approximate 70% increase in the number of employees primarily attributable to the acquisition of our acreage in the Utica Shale, increases in legal expenses, bank fees and other corporate fees, partially offset by an increase in administrative services reimbursements under the acquisition team agreement relating to the Utica acreage and an increase in general and administrative costs related to exploration and development activity capitalized to the full cost pool.

Accretion Expense. Accretion expense increased slightly to $176,000 for the three months ended March 31, 2012 from $159,000 for the same period in 2011.

Interest Expense. Interest expense decreased to $153,000 for the three months ended March 31, 2012 from $653,000 for the same period in 2011 as total weighted debt outstanding under our facility was $330,000 for the three months ended March 31, 2012, as compared to $53,283,000 for the same period in 2011, slightly offset by an increase in the interest rate paid. We had $10,000,000 of total debt outstanding under our revolving credit facility as of March 31, 2012. As of March 31, 2012, amounts borrowed under our revolving credit facility bore interest at the base rate of 4.25%.

Income Taxes. As of March 31, 2012, we had a net operating loss carry forward of approximately $116,800,000, in addition to numerous temporary differences, which gave rise to a deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At March 31, 2012, a valuation allowance of $12,347,00 had been provided for deferred tax assets, with the exception of $1,000,000 related to alternative minimum taxes. We had no income tax expense for the three months ended March 31, 2012.

Liquidity and Capital Resources

Overview. Historically, our primary sources of funds have been cash flow from our producing oil and natural gas properties, borrowings under our bank and other credit facilities and the issuance of equity securities. Our ability to access any of these sources of funds can be significantly impacted by decreases in oil and natural gas prices or oil and natural gas production. In the first quarter of 2011, we received net proceeds (before offering expenses) of approximately $84,327,000 from the sale of our common stock. We did not sell any equity securities during the first quarter of 2012.

Net cash flow provided by operating activities was $69,429,000 for the three months ended March 31, 2012, as compared to net cash flow provided by operating activities of $28,288,000 for the same period in 2011. This increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 12% increase in net realized prices and a 25% increase in our net BOE production.

Net cash used in investing activities for the three months ended March 31, 2012 was $160,399,000 as compared to $39,006,000 for the same period in 2011. During the three months ended March 31, 2012, we spent $84,778,000 in additions to oil and natural gas properties, of which $9,855,000 was spent on our 2012 drilling and recompletion programs, $32,306,000 was spent on expenses attributable to the wells drilled and recompleted during 2011, $938,000 was spent on compressors and other facility enhancements, $554,000 was spent on plugging costs, $36,808,000 was spent on lease related costs, primarily the acquisition of leases in the Utica Shale, and $1,520,000 was spent on tubulars, with the remainder attributable mainly to capitalized general and administrative expenses. In addition, $67,063,000 was invested in Grizzly during the three months ended March 31, 2012, and $483,000, $312,000 and $7,021,000 was invested in our investments in Tatex III, Muskie Holdings LLC and Windsor Midstream LLC, respectively, during the three months ended March 31, 2012. During the three months ended March 31, 2012, we used cash from operations for our investing activities.

Net cash provided by financing activities for the three months ended March 31, 2012 was $9,966,000 as compared to net cash provided by financing activities of $35,076,000 for the same period in 2011. The 2012 amount provided by financing activities is primarily attributable to borrowings under our revolving line of credit. The 2011 amount provided by financing activities is primarily attributable to the net proceeds of $84,327,000 from our equity offering offset by principal payments of $54,500,000 on borrowings under our credit facilities.

Credit Facility. On September 30, 2010, we entered into a $100.0 million senior secured revolving credit facility with The Bank of Nova Scotia, as administrative agent and letter of credit issuer and lead arranger, and Amegy Bank National Association, or Amegy Bank, which revolving credit facility initially matured on September 30, 2013 and had a borrowing base availability of $50.0 million, which was increased to $65.0 million effective December 24, 2010. On May 3, 2011, we entered into a first amendment to the revolving credit facility with the Bank of Nova Scotia, Amegy Bank, KeyBank National Association, or KeyBank, and Société Générale. Pursuant to the terms of the first amendment, KeyBank and Société Générale were added as additional lenders, the maximum amount of the revolving credit facility was increased to $350.0 million, the borrowing base was increased to $90.0 million, certain fees and rates payable by us under the credit facility were decreased, and the maturity date was extended until May 3, 2015. On October 31, 2011, we entered into additional amendments to our revolving credit facility pursuant to which, among other things, the borrowing base under this facility was increased to $125.0 million. On December 14, 2011, we repaid all outstanding borrowings under this credit facility with a portion of the net proceeds of our equity offering completed on December 5, 2011 pending the application of such proceeds to fund our additional Utica Shale lease acquisitions and for general corporate purposes. We subsequently re-borrowed amounts under our revolving credit facility and, as of March 31, 2012, had $10,000,000 of indebtedness outstanding under our revolving credit facility. Our revolving credit facility is secured by substantially all of our assets. Our wholly-owned subsidiaries guaranteed our obligations under the revolving credit facility.

Advances under our revolving credit facility, as amended, may be in the form of either base rate loans or Eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 1.00% to 2.50%, plus (2) the highest of: (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the Eurodollar rate for an interest period of one month plus 1.00%. The interest rate for Eurodollar loans is equal to (1) the applicable rate, which ranges from 2.00% to 3.50%, plus (2) the London interbank offered rate that appears on Reuters Screen LIBOR01 Page for deposits in U.S. dollars, or, if such rate is not available, the offered rate on such other page or service that displays the average British Bankers Association Interest Settlement Rate for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. As of March 31, 2012, amounts borrowed under our revolving credit facility bore interest at the base rate (4.25%).

Our revolving credit facility contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in the credit facility. The credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of funded debt to EBITDAX (net income, excluding any non-cash revenue or expense associated with swap contracts resulting from ASC 815, plus without duplication and to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) non-cash losses from minority investments, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offering, and less non-cash income attributable to equity income from minority investments) for a twelve-month period may not be greater than 2.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with all covenants at March 31, 2012.

In connection with our scheduled spring 2012 borrowing base redetermination completed on May 2, 2012, we entered into an amendment to our revolving credit facility pursuant to which, among other things, our borrowing base under this facility was increased to $155.0 million. In addition, three new lenders were added to the bank syndicate, Credit Suisse, Deuteshe Bank Trust Company Americas and Iberiabank, and Société Générale left the bank group.

Building Loans. In June 2004, we purchased the office building we occupy in Oklahoma City, Oklahoma, for $3.7 million. One loan associated with this building matured in March 2006 and bore interest at the rate of 6% per annum, while a second loan was scheduled to mature in June 2011. We entered into a new building loan in March 2011 to refinance the $2.4 million outstanding at that time. The new agreement extended the maturity date of the building loan to February 2016 and reduced the interest rate from 6.5% per annum to 5.82% per annum. The new building loan requires monthly interest and principal payments of approximately $22,000 and is collateralized by the Oklahoma City office building and associated land. As of March 31, 2012, approximately $2.3 million was outstanding on this loan.

Capital Expenditures. Our recent capital commitments have been primarily for the execution of our drilling programs, for acquisitions, primarily in the Permian Basin, the Niobrara Formation and Utica Shale and to fund Grizzly’s delineation drilling program and initial preparation of the Algar Lake facility. Our strategy is to continue to (1) increase cash flow generated from our operations by undertaking new drilling, workover, sidetrack and recompletion projects to exploit our existing properties, subject to economic and industry conditions, and (2) pursue acquisition and disposition opportunities.

Of our net reserves at December 31, 2011, 56% were categorized as proved undeveloped. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved developed reserves, or both. To realize reserves and increase production, we must continue our exploratory drilling, undertake other replacement activities or use third parties to accomplish those activities. Our Permian Basin acreage is subject to the contribution agreement discussed under “—Contribution” above pursuant to which we agreed to contribute, subject to certain conditions, our interest in our Permian Basin acreage to Diamondback. If the contribution is completed, we will own a 35% equity interest in Diamondback immediately prior to the closing of the Diamondback IPO, rather than leasehold interests in our Permian Basin acreage, resulting in a decrease in our total proved reserves. This decrease in total proved reserves is expected to result in a reduction in our borrowing base available under our revolving credit facility.

At December 31, 2011, our booked inventory of prospects included approximately 24 drilling locations at WCBB. The drilling schedule used in our December 31, 2011 reserve report anticipates that all of those wells will be drilled by 2015. From January 1, 2012 through April 30, 2012, we recompleted 13 existing wells and drilled 11 new wells at our WCBB field, three of which were waiting on completion at April 30, 2012. We currently intend to recomplete 60 wells and drill 22 to 24 new wells during 2012. Our aggregate drilling and recompletion expenditures for our WCBB field during 2012 are estimated to be approximately $40.0 million to $44.0 million.

From January 1, 2012 through April 30, 2012, we recompleted 12 existing wells and drilled 11 new wells at our East Hackberry field, of which six were completed as producers, two were non-productive, and at April 30, 2012, two were waiting on completion and one was drilling. We currently intend to drill 12 wells and recomplete 15 wells in our East Hackberry field in 2012. Total capital expenditures for our East Hackberry field during 2012 are estimated to be approximately $26.0 million.

In the Permian Basin, our booked inventory of prospects at December 31, 2011 included 252 gross (124 net) future development drilling locations. From January 1, 2012 through April 30, 2012, seven gross (2.9 net) wells were drilled on this acreage of which four gross (1.9 net) wells were completed as producers, two gross (0.5 net) were waiting on completion and one gross (0.5 net) well was being drilled at April 30, 2012. We currently anticipate that our capital requirements to drill a total of 23 to 25 gross (11.5 to 12.5 net) wells and recomplete five gross (2.5 net) wells in the Permian Basin in West Texas will be approximately $23.0 million to $25.0 million in 2012. Our Permian Basin acreage is subject to the contribution agreement discussed under “—Contribution” above pursuant to which we agreed to contribute, subject to certain conditions, our interest in our Permian Basin acreage to Diamondback. If the contribution is completed, we will own a 35% equity interest in Diamondback immediately prior to the closing of the Diamondback IPO, rather than leasehold interests in our Permian Basin acreage.

In the Niobrara Formation in northwestern Colorado, in 2011, we completed a 60 square mile 3-D seismic survey, have received a processed version of the seismic and are selecting future drilling locations. We currently anticipate that our total capital expenditures in the Niobrara Formation will be approximately $5.0 million to $6.0 million in 2012 to drill five to seven gross wells. Our net interest in each of these wells will be less than 50%.

In the Utica shale in Ohio, in 2011 and the first quarter of 2012, we acquired approximately 107,000 gross (53,500 net) acres for $150.7 million. During the remainder of 2012, we expect to close on up to another 18,000 gross (9,000 net) acres. Our total lease acquisition costs in the Utica shale during 2012 are estimated to be $70.0 million to $75.0 million, of which approximately $35.0 million was spent in the first quarter of 2012. In addition, during 2012, we currently anticipate spending another $72.0 million to $76.0 million to drill 20 gross (ten net) wells, of which we expect ten gross (five net) to be completed by year end.

During the third quarter of 2006, we purchased a 24.9% interest in Grizzly. As of March 31, 2012, our net investment in Grizzly was approximately $136.7 million. Our capital requirements in 2012 for Grizzly are estimated to be approximately $40.0 million to $43.0 million, primarily for the expenses associated with the construction of the Algar Lake facility and drilling activity during the 2011-2012 winter drilling season. In addition, in February 2012, Grizzly purchased approximately 48,000 acres of oil sands leases in the Athabasca oil sands area for $225.0 million CAD. Our capital contribution obligation to Grizzly for our portion of the purchase price was approximately $56.3 million. We funded this amount with borrowings under our revolving credit facility.

We do not anticipate any capital expenditures in 2012 related to our interests in Thailand.

Our total capital expenditures for our 2012 drilling activities described above are currently estimated to be in the range of $206.0 million to $221.0 million, of which approximately $59.3 million was spent in the first quarter of 2012. This is up from the $130.0 million spent on 2011 activities due to improved commodity pricing and cost environment. We intend to continue to monitor pricing and cost developments and make adjustments to our future capital expenditure programs as warranted.

In an effort to facilitate the development of our Utica, Permian Basin and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. In March 2012, we acquired a 50% equity interest in Timber Wolf Terminals LLC, or Timber Wolf, for $1.0 million. Timber Wolf will operate a crude/condensate terminal and sand transloading facility in Ohio. Also in March 2012, we acquired a 22.5% equity interest in Windsor Midstream LLC, or Midstream, for $7.0 million. Midstream owns a 28.4% equity interest in a gas processing plant in West Texas. In 2011, we acquired a 25% equity interest in Bison Drilling and Field Services LLC, or Bison, which owns and operates drilling rigs and related equipment. In April 2012, we purchased an additional 15% equity interest for approximately $6.2 million, bringing our total ownership interest in Bison to 40%. Also in 2011, we acquired a 25% interest in Muskie Holdings LLC, or Muskie, which is engaged in the mining of hydraulic fracturing grade sand. The remaining equity interests in these entities are owned by affiliates of Wexford. In 2012, we expect to invest approximately $15.0 million in these entities and an additional $15.0 million to commence hydraulic fracturing operations on our Utica shale acreage.

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

Commodity Price Risk

To mitigate the effects of commodity price fluctuations, in November 2010, we entered into fixed price swaps for 2,000 barrels of oil per day at a weighted average price of $86.96 per barrel for the period January 2011 through December 2011. For January 2012 through February 2012, we entered into fixed price swaps for 2,000 barrels of oil per day at a weighted average price of $108.00 per barrel. For the period from March 2012 through December 2012, we entered into fixed price swaps for 3,000 barrels of oil per day at a weighted average price of $109.73 per barrel. For the period from January 2013 through June 2013, we entered into fixed price swaps for 1,000 barrels of oil per day at a weighted average price of $113.20 per barrel. Under the 2011 contracts, we delivered approximately 31% of our 2011 production. Under the 2012 contracts, we have committed to deliver approximately 33% to 36% of our estimated 2012 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These forward sales contracts and fixed price swaps are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815 and related pronouncements.

Commitments

In connection with the acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we can access the trust for use in plugging and abandonment charges associated with the property. As of March 31, 2012, the plugging and abandonment trust totaled approximately $3.1 million. At March 31, 2012, we have plugged 334 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which provides amendments to FASB ASC Topic 820, “Fair Value Measurements and Disclosure,” or FASB ASC 820. The purpose of the amendments in this update is to create common fair value measurement and disclosure requirements between GAAP and IFRS. The amendments change certain fair value measurement principles and enhance the disclosure requirements. The amendments to FASB ASC 820 are effective for interim and annual periods beginning after December 15, 2011. The adoption did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” which provides amendments to FASB ASC Topic 220, “Comprehensive Income,” or FASB ASC 220. The purpose of the amendments in this update is to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The amendments eliminate the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The amendments to FASB ASC 220 are effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The components of other comprehensive income and total comprehensive income are presented in the accompanying consolidated statements of comprehensive income (loss) as a result of our adoption of FASB ASC 220.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past five years, the West Texas Intermediate posted price for crude oil has ranged from a low of $30.28 per barrel, or bbl, in December 2008 to a high of $145.31 per barrel in July 2008. The Henry Hub spot market price of natural gas has ranged from a low of $1.83 per million British thermal units, or MMBtu, in September 2009 to a high of $15.52 per MMBtu in January 2006. On April 30, 2012, the West Texas Intermediate posted price for crude oil was $104.87 per barrel and the Henry Hub spot market price of natural gas was $2.29 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations.

To mitigate the effects of commodity price fluctuations, in November 2010, we entered into fixed price swaps for 2,000 barrels of oil per day at a weighted average price of $86.96 per barrel for the period January 2011 through December 2011. For January 2012 through February 2012, we entered into fixed price swaps for 2,000 barrels of oil per day at a weighted average price of $108.00 per barrel. For the period from March 2012 through December 2012, we entered into fixed price swaps for 3,000 barrels of oil per day at a weighted average price of $109.73 per barrel. For the period from January 2013 through June 2013, we entered into fixed price swaps for 1,000 barrels of oil per day at a weighted average price of $113.20 per barrel. Under the 2011 contracts, we delivered approximately 31% of our 2011 production. Under the 2012 contracts, we have committed to deliver approximately 33% to 36% of our estimated 2012 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These forward sales contracts and fixed price swaps are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815 and related pronouncements. At March 31, 2012, we had a net liability derivative position of $9.4 million as compared to a net liability derivative position of $11.4 million as of March 31, 2011, related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $1.2 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by $1.2 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Our revolving credit facility is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or Eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the Eurodollar rates are elected, the Eurodollar rates. At March 31, 2012, amounts borrowed under our revolving credit facility bore interest at the base rate of 4.25%. Based on the current debt structure, a 1% increase in interest rates would increase interest expense by approximately $100,000 per year, based on $10.0 million outstanding under our revolving credit facility as of March 31, 2012. As of March 31, 2012, we did not have any interest rate swaps to hedge our interest risks.

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

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Vice President and Chief Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Louisiana Department of Revenue, or LDR, is disputing our severance tax payments to the State of Louisiana from the sale of oil under fixed price contracts during the years 2005 through 2007. The LDR maintains that we paid approximately $1.8 million less in severance taxes under fixed price terms than the severance taxes we would have had to pay had we paid severance taxes on the oil at the contracted market rates only. We have denied any liability to the LDR for underpayment of severance taxes and have maintained that we were entitled to enter into the fixed price contracts with unrelated third parties and pay severance taxes based upon the proceeds received under those contracts. We have maintained our right to contest any final assessment or suit for collection if brought by the State. On April 20, 2009, the LDR filed a lawsuit in the 15th Judicial District Court, Lafayette Parish, in Louisiana against our company seeking $2,275,729 in severance taxes, plus interest and court costs. We filed a response denying any liability to the LDR for underpayment of severance taxes and are defending our company in the lawsuit. The LDR had taken no further action on this lawsuit since filing its petition until recently when it propounded discovery requests to which we have responded. We recently served discovery requests on the LDR and received the LDR’s responses. The case is still in its early phases of discovery.

In December 2010, the LDR filed two identical lawsuits against us in different venues to recover allegedly underpaid severance taxes on crude oil for the period January 1, 2007 through December 31, 2010, together with a claim for attorney’s fees. The petitions do not make any specific claim for damages or unpaid taxes. As with the first lawsuit filed by the LDR in 2009, we have denied all liability and will vigorously defend the lawsuit. The cases are in the very early stages, and we have not yet filed a response to these lawsuits. Recently, the LDR filed motions to stay the lawsuits before we filed any responsive pleadings. The LDR has advised us that it intends to pursue settlement discussions with us and other similarly situated defendants in separate proceedings. There has been no activity on either of these lawsuits for more than a year.

In November 2006, Cudd Pressure Control, Inc., or Cudd, filed a lawsuit against us, Great White Pressure Control LLC, or Great White, and six former Cudd employees in the 129th Judicial District Harris County, Texas. The lawsuit was subsequently removed to the United States District Court for the Southern District of Texas (Houston Division). The lawsuit alleged RICO violations and several other causes of action relating to Great White’s employment of the former Cudd employees and sought unspecified monetary damages and injunctive relief. On stipulation by the parties, the plaintiff’s RICO claim was dismissed without prejudice by order of the court on February 14, 2007. We filed a motion for summary judgment on October 5, 2007. The Court entered a final interlocutory judgment in favor of all defendants, including us, on April 8, 2008. On November 3, 2008, Cudd filed its appeal with the U.S. Court of Appeals for the Fifth Circuit. The Fifth Circuit vacated the district court decision finding, among other things, that the district court should not have entered summary judgment without first allowing more discovery. The case was remanded to the district court, and Cudd filed a motion to remand the case to the original state court, which motion was granted. On February 3, 2010, Cudd filed its second amended petition with the state court (a) alleging that we conspired with the other defendants to misappropriate, and misappropriated Cudd’s trade secrets and caused its employees to breach their fiduciary duties, and (b) seeking unspecified monetary damages. On April 13, 2010, our motion to be dismissed from the proceeding for lack of personal jurisdiction was denied. This state court proceeding is in its initial stages. In 2011, the parties have continued with written discovery and production of documents. On February 15, 2011, Cudd filed a third amended petition seeking $26.5 million (based on a report prepared by its expert) plus disgorgement of $6.0 million in payments by Great White to the individual defendants and punitive damages. Gulfport denies these claims with respect to itself. Recently, the parties have been taking additional depositions and it is anticipated that the case will remain active as the parties prepare for a trial in September.

On July 30, 2010, six individuals and one limited liability company sued 15 oil and gas companies in Cameron Parish Louisiana for contamination across the surface of where the defendants operated in an action entitled Reeds et al. v. BP American Production Company et al., 38th Judicial District. No. 10-18714. The plaintiffs’ original petition for damages, which did not name us as a defendant, alleges that the plaintiffs’ property located in Cameron Parish, Louisiana within the Hackberry oil field is contaminated as a result of historic oil and gas exploration and production activities. Plaintiffs allege that the defendants conducted, directed and participated in various oil and gas exploration and production activities on their property which allegedly have contaminated or otherwise caused damage to the property, and have sued the defendants for alleged breaches of oil, gas and mineral leases, as well as for alleged negligence, trespass, failure to warn, strict liability, punitive damages, lease liability, contract liability, unjust enrichment, restoration damages, assessment and response costs and stigma damages. On December 7, 2010, we were served with a copy of the plaintiffs’ first supplemental and amending petition which added four additional plaintiffs and six additional defendants, including us, bringing the total number of defendants to 21. It also increased the total acreage at issue in this litigation from 240 acres to approximately 1,700 acres. In addition to the damages sought in the original petition, the plaintiffs now also seek: damages sufficient to cover the cost of conducting a comprehensive environmental assessment of all present and yet unidentified pollution and contamination of their property; the cost to restore the property to its pre-polluted original condition; damages for mental anguish and annoyance, discomfort and inconvenience caused by the nuisance created by defendants; land loss and subsidence damages and the cost of backfilling canals and other excavations; damages for loss of use of land and lost profits and income; attorney fees and expenses; and damages for evaluation and remediation of any contamination that threatens groundwater. In addition to us, current defendants include ExxonMobil Oil Corporation, Mobil Exploration & Producing North America Inc., Chevron U.S.A. Inc., The Superior Oil Company, Union Oil Company of California, BP America Production Company, Tempest Oil Company, Inc., ConocoPhillips Company, Continental Oil Company, WM. T. Burton Industries, Inc., Freeport Sulphur Company, Eagle Petroleum Company, U.S. Oil of Louisiana, M&S Oil Company, and Empire Land Corporation, Inc. of Delaware. On January 21, 2011, we filed a pleading challenging the legal sufficiency of the petitions on several grounds and requesting that they either be dismissed or that plaintiffs be required to amend such petitions. In response to the pleadings filed by us and similar pleadings filed by other defendants, the plaintiffs filed a third amending petition with exhibits which expands the description of the property at issue, attaches numerous aerial photos and identifies the mineral leases at issue. In response, we and numerous defendants re-urged their pleadings challenging the legal sufficiency of the petitions. Some of the defendants’ grounds for challenging the plaintiffs’ petitions were heard by the court on May 25, 2011 and were denied. The court signed the written judgment on December 9, 2011. We noticed our intent to seek supervisory review on December 19, 2011 and the trial court fixed a return date of January 11, 2012 for the filing of the writ application. We filed our supervisory writ, which was recently denied by the Louisiana Third Circuit Court of Appeal. We intend to take a writ to the Louisiana Supreme Court on this issue. We have been active in serving discovery requests and responding to discovery requests from the plaintiffs. It is anticipated that the discovery phase of this case will become more active in the upcoming months. Plaintiffs’ counsel is seeking a trial date in mid-2013.

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

ITEM 1A.	RISK FACTORS.

See risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	Not Applicable.

(c)	We do not have a share repurchase program, and during the three months ended March 31, 2012, we did not purchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Contribution Agreement, dated May 7, 2012, by and between the Company and Diamondback Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on May 8, 2012).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

3.2	Certificate of Amendment No. 1 to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 6, 2009).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 12, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

4.2	Form of Warrant Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-115396, filed by the Company with the SEC on July 22, 2004).

4.3	Registration Rights Agreement, dated as of February 23, 2005, by and among the Company, Southpoint Fund LP, a Delaware limited partnership, Southpoint Qualified Fund LP, a Delaware limited partnership and Southpoint Offshore Operating Fund, LP, a Cayman Islands exempted limited partnership (incorporated by reference to Exhibit 10.7 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2005).

4.4	Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.3 of Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on November 11, 2005).

4.5	Amendment No. 1, dated February 14, 2006, to the Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.15 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2006).

4.6	Form of Investor Rights Agreement by and between Diamondback Energy, Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on May 8, 2012).

10.1*	Fourth Amendment, dated May 2, 2012, to Credit Agreement, dated September 30, 2011, by and among the Company, as borrower, the Bank of Nova Scotia, as administrative agent and letter of credit issuer, Amegy Bank National Association, Key Bank National Association and Société Générale.

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith, not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFPORT ENERGY CORPORATION

Date: May 10, 2012
/s/ James D. Palm
James D. Palm
Chief Executive Officer

/s/ Michael G. Moore
Michael G. Moore
Chief Financial Officer