Form 10-Q
period 2013-03-31
GULFPORT ENERGY CORP
filed 2013-05-09
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2013
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

As of May 1, 2013, 77,375,107 shares of common stock were outstanding.

GULFPORT ENERGY CORPORATION

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$225,980	$167,088
Accounts receivable—oil and gas	22,023	25,615
Accounts receivable—related parties	37,062	34,848
Prepaid expenses and other current assets	1,435	1,506
Short-term derivative instruments	343	664
Total current assets	286,843	229,721
Property and equipment:
Oil and natural gas properties, full-cost accounting, $869,879 and $626,295 excluded from amortization in 2013 and 2012, respectively	1,932,419	1,611,090
Other property and equipment	8,924	8,662
Accumulated depletion, depreciation, amortization and impairment	(688,467)	(665,884)
Property and equipment, net	1,252,876	953,868
Other assets:
Equity investments ($212,413 and $151,317 attributable to fair value option in 2013 and 2012, respectively)	451,592	381,484
Other assets	13,159	13,295
Total other assets	464,751	394,779
Total assets	$2,004,470	$1,578,368
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$109,777	$110,244
Asset retirement obligation—current	780	60
Short-term derivative instruments	9,689	10,442
Deferred tax liability	158	—
Current maturities of long-term debt	152	150
Total current liabilities	120,556	120,896
Asset retirement obligation—long-term	12,560	13,215
Deferred tax liability	45,382	18,607
Long-term debt, net of current maturities	298,921	298,888
Other non-current liabilities	142	354
Total liabilities	477,561	451,960
Commitments and contingencies (Note 11)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock - $.01 par value, 100,000,000 authorized, 77,375,107 issued and outstanding in 2013 and 67,527,386 in 2012	773	674
Paid-in capital	1,395,288	1,036,245
Accumulated other comprehensive income (loss)	(6,629)	(3,429)
Retained earnings	137,477	92,918
Total stockholders’ equity	1,526,909	1,126,408
Total liabilities and stockholders’ equity	$2,004,470	$1,578,368
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except share data)
Revenues:
Oil and condensate sales	$53,080	$64,004
Gas sales	1,466	613
Natural gas liquid sales	324	806
Other income	130	38
	55,000	65,461
Costs and expenses:
Lease operating expenses	5,172	5,849
Production taxes	7,287	7,769
Depreciation, depletion, and amortization	22,583	21,395
General and administrative	4,412	3,009
Accretion expense	175	176
Loss on sale of assets	427	—
	40,056	38,198
INCOME FROM OPERATIONS	14,944	27,263
OTHER (INCOME) EXPENSE:
Interest expense	3,479	153
Interest income	(79)	(27)
(Income) loss from equity method investments	(61,210)	268
	(57,810)	394
INCOME BEFORE INCOME TAXES	72,754	26,869
INCOME TAX EXPENSE	28,195	—
NET INCOME	$44,559	$26,869
NET INCOME PER COMMON SHARE:
Basic	$0.61	$0.48
Diluted	$0.61	$0.48
Weighted average common shares outstanding—Basic	72,830,215	55,626,208
Weighted average common shares outstanding—Diluted	73,334,848	56,247,609

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income	$44,559	$26,869
Foreign currency translation adjustment	(3,567)	939
Change in fair value of derivative instruments (1)	(1,430)	(10,621)
Reclassification of settled contracts (2)	1,797	(100)
Other comprehensive (loss)	(3,200)	(9,782)
Comprehensive income	$41,359	$17,087

(1) Net of $(0.9) million and $0.0 million in taxes for the three months ended March 31, 2013, and 2012, respectively.

(2) Net of $1.2 million and $0.0 million in taxes for the three months ended March 31, 2013 and 2012, respectively.

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2013	67,527,386	$674	$1,036,245	$(3,429)	$92,918	$1,126,408
Net income	—	—	—	—	44,559	44,559
Other Comprehensive Loss	—	—	—	(3,200)	—	(3,200)
Stock Compensation	—	—	1,502	—	—	1,502
Issuance of Common Stock in public offerings, net of related expenses	9,812,500	99	357,541	—	—	357,640
Issuance of Restricted Stock	35,221	—	—	—	—	—
Balance at March 31, 2013	77,375,107	$773	$1,395,288	$(6,629)	$137,477	$1,526,909

Balance at January 1, 2012	55,621,371	$556	$604,584	$2,663	$24,547	$632,350
Net income	—	—	—	—	26,869	26,869
Other Comprehensive Loss	—	—	—	(9,782)	—	(9,782)
Stock Compensation	—	—	1,135	—	—	1,135
Issuance of Restricted Stock	28,346	—	—	—	—	—
Balance at March 31, 2012	55,649,717	$556	$605,719	$(7,119)	$51,416	$650,572

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$44,559	$26,869
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount—Asset Retirement Obligation	175	176
Depletion, depreciation and amortization	22,583	21,395
Stock-based compensation expense	901	681
(Gain) loss from equity investments	(61,210)	268
Unrealized loss on derivative instruments	171	266
Deferred income tax expense	28,195	—
Amortization of loan commitment fees	254	112
Amortization of note discount and premium	72	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,592	(1,718)
Increase in accounts receivable—related party	(2,214)	(463)
Decrease (increase) in prepaid expenses	71	(57)
(Decrease) increase in accounts payable and accrued liabilities	(1,362)	22,431
Settlement of asset retirement obligation	(780)	(531)
Net cash provided by operating activities	35,007	69,429
Cash flows from investing activities:
Additions to other property, plant and equipment	(262)	(82)
Additions to oil and gas properties	(320,489)	(84,778)
Proceeds from sale of other property, plant and equipment	—	140
Contributions to equity method investments	(12,653)	(75,879)
Distributions from equity method investments	188	200
Net cash used in investing activities	(333,216)	(160,399)
Cash flows from financing activities:
Principal payments on borrowings	(37)	(33)
Borrowings on line of credit	—	10,000
Debt issuance costs and loan commitment fees	(502)	(1)
Proceeds from issuance of common stock, net of offering costs	357,640	—
Net cash provided by financing activities	357,101	9,966
Net increase (decrease) in cash and cash equivalents	58,892	(81,004)
Cash and cash equivalents at beginning of period	167,088	93,897
Cash and cash equivalents at end of period	$225,980	$12,893
Supplemental disclosure of cash flow information:
Interest payments	$35	$5
Income tax payments	$750	$180
Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$601	$454
Asset retirement obligation capitalized	$670	$598
Interest capitalized	$2,629	$—
Foreign currency translation gain (loss) on investment in Grizzly Oil Sands ULC	$(3,567)	$939
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-K. Results for the three month period ended March 31, 2013 are not necessarily indicative of the results expected for the full year.

1.	ACQUISITIONS

Beginning in February 2011, the Company entered into agreements to acquire certain leasehold interests located in the Utica Shale in Ohio. Certain of the agreements also granted the Company an exclusive right of first refusal for a period of six months to acquire certain additional tracts leased by the seller. Affiliates of Gulfport initially participated with the Company on a 50/50 basis in the acquisition of all leases described above. On December 17, 2012, Gulfport entered into a definitive agreement to purchase approximately 30,000 net acres in the Utica Shale in Eastern Ohio for approximately $302.0 million. On December 19, 2012, the parties amended that agreement to provide for Gulfport's acquisition of approximately 7,000 additional net acres for approximately $70.0 million, resulting in a total purchase price of approximately $372.0 million, subject to certain adjustments. This transaction closed on December 24, 2012. At closing, approximately $53.9 million of the purchase price was placed in escrow pending completion of title review after the closing. Gulfport funded this acquisition with a portion of the net proceeds from its common stock offering that closed on December 24, 2012 (with a second closing for the underwriters' purchase of 900,000 shares pursuant to their over-allotment option on January 7, 2013). The Company received aggregate net proceeds of approximately $460.7 million from this equity offering, as discussed below in Note 7.

On February 15, 2013, the Company completed an acquisition for approximately 22,000 net acres in the Utica Shale in Eastern Ohio. The purchase price was approximately $220.0 million, subject to certain adjustments. At closing, approximately $33.6 million of the purchase price was placed in escrow pending completion of title review after the closing. Gulfport funded this acquisition with a portion of the net proceeds from its common stock offering that closed on February 15, 2013. The Company received aggregate net proceeds of approximately $325.8 million from this equity offering. In the February 2013 transaction, the Company acquired an additional approximately 16.2% interest in these leases, increasing its working interest in the acreage to 93.8%. All of the acreage included in these transactions was nonproducing at the time of the applicable transaction and the Company is the operator of all of this acreage, subject to existing development and operating agreements between the parties. These acquisitions excluded the seller's interest in 14 existing wells and 16 proposed future wells together with certain acreage surrounding these wells.

2.	ACCOUNTS RECEIVABLE—RELATED PARTIES
Included in the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012 are amounts receivable from related parties of the Company. These receivables consist primarily of amounts billed by the Company to related parties as operator of such parties' Colorado and Ohio oil and natural gas properties. At March 31, 2013 and December 31, 2012, these receivables totaled $37.1 million and $34.8 million, respectively.
Effective July 1, 2008, the Company entered into an acquisition team agreement with Everest Operations Management LLC ("Everest") to identify and evaluate potential oil and gas properties in which the Company and Everest or its affiliates may wish to invest. Upon a successful closing of an acquisition or divestiture, the party identifying the acquisition or divestiture is entitled to receive a fee from the other party and its affiliates, if applicable, participating in such closing. The fee is equal to 1% of the party’s proportionate share of the acquisition or divestiture consideration. The agreement may be terminated by either party upon 30 days notice. Affiliates of Everest were billed approximately $0.3 million under this acquisition team agreement during the three months ended March 31, 2012, which amounts are reflected as a reduction of general and administrative expenses in the consolidated statements of operations. Amounts billed under the acquisition team agreement during the three months ended March 31, 2013 were immaterial.

3.	PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Oil and natural gas properties	$1,932,419	$1,611,090
Office furniture and fixtures	4,738	4,476
Building	3,926	3,926
Land	260	260
Total property and equipment	1,941,343	1,619,752
Accumulated depletion, depreciation, amortization and impairment	(688,467)	(665,884)
Property and equipment, net	$1,252,876	$953,868
Included in oil and natural gas properties at March 31, 2013 is the cumulative capitalization of $35.5 million in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $2.9 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively.
The following table summarizes the Company’s non-producing properties excluded from amortization by area at March 31, 2013:

March 31, 2013
(In thousands)
Colorado	$6,088
Bakken	301
Southern Louisiana	789
Ohio	862,655
Other	46
$869,879
At December 31, 2012, approximately $626.3 million of non-producing leashehold costs was not subject to amortization.
The Company evaluates the costs excluded from its amortization calculation at least annually. Subject to industry conditions and the level of the Company’s activities, the inclusion of most of the above referenced costs into the Company’s amortization calculation is expected to occur within three to five years.
A reconciliation of the Company's asset retirement obligation for the three months ended March 31, 2013 and 2012 is as follows:

	March 31, 2013	March 31, 2012
	(In thousands)
Asset retirement obligation, beginning of period	$13,275	$12,653
Liabilities incurred	670	598
Liabilities settled	(780)	(531)
Accretion expense	175	176
Asset retirement obligation as of end of period	13,340	12,896
Less current portion	780	620
Asset retirement obligation, long-term	$12,560	$12,276

On May 7, 2012, the Company entered into a contribution agreement with Diamondback Energy Inc. ("Diamondback"). Under the terms of the contribution agreement, the Company agreed to contribute to Diamondback, prior to the closing of the Diamondback initial public offering (“Diamondback IPO”), all its oil and natural gas interests in the Permian Basin (the "Contribution"). The Contribution was completed on October 11, 2012. At the closing of the Contribution, Diamondback issued to the Company (i) 7,914,036 shares of Diamondback common stock and (ii) a promissory note for $63.6 million, which was repaid to the Company at the closing of the Diamondback IPO on October 17, 2012. This aggregate consideration was subject to a post-closing cash adjustment based on changes in the working capital, long-term debt and certain other items of Diamondback O&G LLC, formerly Windsor Permian LLC ("Diamondback O&G"), as of the date of the Contribution. In January 2013, the Company received an additional payment from Diamondback of approximately $18.6 million as a result of this post-closing adjustment. Diamondback O&G is a wholly-owned subsidiary of Diamondback. Under the contribution agreement, the Company is generally responsible for all liabilities and obligations with respect to the contributed properties arising prior to the Contribution and Diamondback is responsible for such liabilities and obligations with respect to the contributed properties arising after the Contribution.

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

4.	EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
Investment in Tatex Thailand II, LLC	$15	$203
Investment in Tatex Thailand III, LLC	8,639	8,657
Investment in Grizzly Oil Sands ULC	176,196	172,766
Investment in Bison Drilling and Field Services LLC	13,988	13,518
Investment in Muskie Holdings LLC	7,702	7,320
Investment in Timber Wolf Terminals LLC	870	878
Investment in Windsor Midstream LLC	9,887	9,503
Investment in Stingray Pressure Pumping LLC	15,718	13,265
Investment in Stingray Cementing LLC	3,088	3,110
Investment in Blackhawk Midstream LLC	—	—
Investment in Stingray Logistics LLC	928	947
Investment in Diamondback Energy LLC	212,413	151,317
Investment in Stingray Energy Services LLC	2,148	—
	$451,592	$381,484
Tatex Thailand II, LLC
The Company has a 23.5% indirect ownership interest in Tatex Thailand II, LLC (“Tatex”). The remaining indirect interests in Tatex are owned by entities controlled by Wexford Capital LP ("Wexford"). Tatex holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 243,000 acres which includes the Phu Horm Field. During the three months ended March 31, 2013, Gulfport received $0.2 million in distributions from Tatex. The loss on equity investment related to Tatex was immaterial for the three months ended March 31, 2013 and 2012.
Tatex Thailand III, LLC
The Company has a 17.9% ownership interest in Tatex Thailand III, LLC ("Tatex III"). Approximately 68.7% of the remaining interests in Tatex III are owned by entities controlled by Wexford. During the three months ended March 31, 2013, the Company did not pay any cash calls, and had a total net investment in Tatex III of $8.6 million. The loss on equity investment related to Tatex III was immaterial for the three months ended March 31, 2013 and 2012.
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings Inc. ("Grizzly Holdings"), owns a 24.9999% interest in Grizzly Oil Sands ULC ("Grizzly"), a Canadian unlimited liability company. The remaining interest in Grizzly is owned by certain investment funds managed by Wexford. As of March 31, 2013, Grizzly had approximately 800,000 acres under lease in the Athabasca and Peace River oil sands regions of Alberta, Canada. During the three months ended March 31, 2013, Gulfport paid $7.5 million in cash calls increasing its total net investment in Grizzly to $176.2 million at March 31, 2013. Grizzly’s functional currency is the Canadian dollar. The Company's investment in Grizzly was decreased by $3.6 million as a result of a foreign currency translation loss for the three months ended March 31, 2013 and increased by $0.9 million as a result of a foreign currency translation gain for the three months ended March 31, 2012. The Company recognized a loss on equity investment of $0.5 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively, which is included in (income) loss from equity method investments in the consolidated statements of operations.
Bison Drilling and Field Services LLC
During the third quarter of 2011, the Company purchased a 25% ownership interest in Bison Drilling and Field Services LLC (“Bison”). In April 2012, the Company increased its ownership interest in Bison to 40% for a payment of $6.2 million, The remaining interests in Bison are owned by entities controlled by Wexford. Bison owns and operates drilling rigs. During the three months ended March 31, 2013, Gulfport paid $0.3 million in cash calls, increasing its total net investment in Bison to $14.0 million. The Company recognized a gain on its equity investment in Bison of $0.1 million for the three months ended March 31, 2013, which is included in (income) loss from equity method investments in the consolidated statements of operations. The loss on equity investment related to Bison was immaterial for the three months ended March 31, 2012.

The Company entered into a loan agreement with Bison effective May 15, 2012, under which Bison may borrow funds from the Company. Interest accrues at LIBOR plus 0.28% or 8%, whichever is lower, and shall be paid on a paid-in-kind basis by increasing the outstanding balance of the loan. The loan has a maturity date of January 31, 2015. The Company loaned Bison $1.6 million during the first nine months of 2012, all of which was repaid by Bison during the third quarter of 2012.
Muskie Holdings LLC
During the fourth quarter of 2011, the Company purchased a 25% ownership interest in Muskie Proppant LLC (“Muskie”), formerly known as Muskie Holdings LLC. The remaining interests in Muskie are owned by entities controlled by Wexford. Muskie holds certain rights in a lease covering land in Wisconsin for mining oil and natural gas fracture grade sand. During the three months ended March 31, 2013, Gulfport paid $0.8 million in cash calls, increasing its total net investment in Muskie to $7.7 million. The Company recognized a loss on equity investment of $0.4 million for the three months ended March 31, 2013, which is included in (income) loss from equity method investments in the consolidated statements of operations. The loss on equity investment related to Muskie was immaterial for the three months ended March 31, 2012.
Timber Wolf Terminals LLC
During the first quarter of 2012, the Company and entities controlled by or affiliated with Wexford formed Timber Wolf Terminals LLC (“Timber Wolf”). The Company has a 50% interest in Timber Wolf and its initial investment during 2012 was $1.0 million. Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. The loss on equity investment related to Timber Wolf was immaterial for the three months ended March 31, 2013 and 2012.
Windsor Midstream LLC

During the first quarter of 2012, the Company purchased a 22.5% ownership interest in Windsor Midstream LLC (“Midstream”) at a cost of $7.0 million. The remaining interests in Midstream are owned by entities controlled by Wexford. Midstream owns a 28.4% interest in MidMar Gas LLC, a gas processing plant in West Texas. During the three months ended March 31, 2013, the Company did not pay any cash calls related to Midstream and had a total net investment in Midstream of $9.9 million. The Company recognized income on equity investment of $0.4 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively, which is included in (income) loss from equity method investments in the consolidated statements of operations.

Stingray Pressure Pumping LLC

During the second quarter of 2012, the Company and certain individuals and entities primarily affiliated with Wexford formed Stingray Pressure Pumping LLC ("Stingray Pressure"). The Company's initial interest is 50%. Stingray Pressure provides well completion services. During the three months ended March 31, 2013, the Company paid $1.8 million in cash calls, increasing its total net investment in Stingray Pressure to $15.7 million. The Company recognized income on equity investment of $0.7 million for the three months ended March 31, 2013, which is included in (income) loss from equity method investments in the consolidated statements of operations.

Stingray Cementing LLC

During the second quarter of 2012, the Company and certain individuals and entities primarily affiliated with Wexford formed Stingray Cementing LLC ("Stingray Cementing"). The Company's initial interest is 50%. Stingray Cementing provides well cementing services. During the three months ended March 31, 2013, the Company did not pay any cash calls related to Stingray Cementing. The loss on equity investment related to Stingray Cementing was immaterial for the three months ended March 31, 2013.

Blackhawk Midstream LLC

During the second quarter of 2012, the Company and an entity controlled by Wexford formed Blackhawk Midstream LLC ("Blackhawk"). The Company has an initial 50% interest. Blackhawk coordinates gathering, compression, processing and marketing activities for the Company in connection with the development of its Utica Shale acreage. During the three months ended March 31, 2013, the Company paid an immaterial amount of cash calls related to Blackhawk. The loss on equity investment related to Blackhawk was immaterial for the three months ended March 31, 2013.

Stingray Logistics LLC

During the fourth quarter of 2012, the Company and certain individual and entities affiliated with Wexford formed Stingray Logistics LLC ("Stingray Logistics"). The Company's initial interest is 50%. Stingray Logistics provides well services. During the three months ended March 31, 2013, the Company paid an immaterial amount in cash calls related to Stingray Logistics, resulting in a net investment in Stingray Logistics of $0.9 million. The loss on equity investment related to Stingray Logistics was immaterial for the three months ended March 31, 2013.

Diamondback Energy, Inc.

As noted above in Note 3, on May 7, 2012, the Company entered into a contribution agreement with Diamondback. Under the terms of the contribution agreement, the Company agreed to contribute to Diamondback, prior to the closing of the Diamondback IPO, all its oil and natural gas interests in the Permian Basin. The Contribution was completed on October 11, 2012. At the closing of the Contribution, Diamondback issued to the Company (i) 7,914,036 shares of Diamondback common stock and (ii) a promissory note for $63.6 million, which was repaid to the Company at the closing of the Diamondback IPO on October 17, 2012. Following the closing of the Diamondback IPO, the Company owned approximately 21.4% of Diamondback's outstanding common stock for an initial investment in Diamondback of $138.5 million. The Company accounts for its interest in Diamondback as an equity method investment and has elected the fair value option of accounting. The Company valued its investment in Diamondback using the quoted closing market price of Diamondback's stock on March 31, 2013 of $26.84 per share multiplied by the number of outstanding shares of Diamondback's stock held by the Company. The value of the Company's investment in Diamondback was approximately $212.4 million at March 31, 2013. The Company recognized a gain on equity investment of $61.1 million for the three months ended March 31, 2013, which is included in (income) loss from equity method investments in the consolidated statements of operations.
The table below summarizes balance sheet information for Diamondback as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
Current assets	$34,516	$50,275
Noncurrent assets	$613,947	$556,426
Current liabilities	$76,336	$79,232
Noncurrent liabilities	$104,093	$65,401

The table below summarizes the results of operations for Diamondback three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Gross revenue	$28,909	$16,351
Income from operations	$8,662	$6,737
Net income	$5,396	$1,477

Stingray Energy Services LLC

During the first quarter of 2013, the Company and certain individuals and entities primarily affiliated with Wexford formed Stingray Energy Services LLC ("Stingray Energy"). The Company's initial interest is 50%. During the quarter ended March 31, 2013, the Company paid $2.2 million for its initial investment in Stingray Energy. Stingray Energy will provide rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. The loss on equity investment related to Stingray Energy was immaterial for the three months ended March 31, 2013.

5.	OTHER ASSETS

Other assets consist of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
Plugging and abandonment escrow account on the WCBB properties (Note 11)	$3,113	$3,113
Certificates of Deposit securing letter of credit	275	275
Prepaid drilling costs	626	515
Loan commitment fees	9,141	9,388
Deposits	4	4
	$13,159	$13,295

6.	LONG-TERM DEBT
Long-term debt consisted of the following items as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
Revolving credit agreement (1)	$—	$—
Building loans (2)	2,107	2,143
7.75% senior unsecured notes due 2020 (3)	300,000	300,000
Unamortized original issue (discount) premium, net (4)	(3,034)	(3,105)
Less: current maturities of long term debt	(152)	(150)
Debt reflected as long term	$298,921	$298,888

The Company capitalized approximately $2.6 million in interest expense to undeveloped oil and natural gas properties during the three months ended March 31, 2013. There was no interest expense capitalized during the three months ended March 31, 2012.
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

On October 9, 2012 and October 17, 2012, the Company entered into a fifth amendment and a sixth amendment, respectively, to the revolving credit agreement. The fifth amendment modified certain covenants in the credit agreement to permit the Company to issue senior unsecured notes in an aggregate principal amount of up to $300.0 million and provided for a reduction in the borrowing base to an amount to be determined upon the completion of any senior unsecured notes issuance.

The sixth amendment lowered the applicable rate set forth in the credit agreement (i) from a range of 1.00% to 1.75% to a range of 0.75% to 1.50% for the base rate loans and (ii) from a range of 2.00% to 2.75% to a range of 1.75% to 2.50% for the eurodollar rate loans and letters of credit. The sixth amendment lowered the commitment fees for Level 1 and Level 2 usage levels, in each case, from 0.50% per annum to 0.375% per annum. Also, effective as of October 17, 2012, in connection with the Company's completion of the offering of $250.0 million 7.75% senior unsecured notes due 2020, (the "October Notes"), the repayment of all outstanding amounts under the revolving credit agreement with the proceeds of the October Notes, and the contribution of Gulfport’s oil and natural gas interests in the Permian Basin to Diamondback discussed in Note 3 above, Gulfport’s borrowing base under the credit agreement was reduced to $45.0 million until the next borrowing base redetermination.
On December 18, 2012, the Company entered into a seventh amendment to the revolving credit agreement under which the Company was permitted to issue $50.0 million 7.75% senior unsecured notes due 2020 (the "December Notes") under the same indenture as the October Notes (collectively, the "Notes"), and upon the issuance of the December Notes, the borrowing base under the revolving credit agreement was reduced from $45.0 million to $40.0 million until the next borrowing base redetermination. As of March 31, 2013, the Company had no balance outstanding under the revolving credit agreement.
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
In connection with the spring borrowing base redetermination of the Company's revolving credit facility, the lead lender has provided a commitment letter that increases the Company's borrowing base from $40.0 million to $50.0 million, provides for an improved pricing grid and extends the maturity date of the facility to May 2018, subject to the approval of the additional banks within the syndicate.
The credit agreement contains customary negative covenants including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to:
•incur indebtedness;
•grant liens;
•pay dividends and make other restricted payments;
•make investments;
•make fundamental changes;
•enter into swap contracts and forward sales contracts;
•dispose of assets;
•change the nature of their business; and
•enter into transactions with affiliates.
The negative covenants are subject to certain exceptions as specified in the credit agreement. The credit agreement also contains certain affirmative covenants, including, but not limited to the following financial covenants:
(i) the ratio of funded debt to EBITDAX (net income, excluding any non-cash revenue or expense associated with swap contracts resulting from ASC 815, plus without duplication and to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) non-cash losses from minority investments, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings, and less non-cash income attributable to equity income from minority investments) for a twelve-month period may not be greater than 2.00 to 1.00; and
(ii) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. The Company was in compliance with all covenants at March 31, 2013.
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
(3) On October 17, 2012, the Company issued $250.0 million in aggregate principal amount of October Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act, (the "October Notes Offering") under an indenture among the Company, its subsidiary guarantors and Wells Fargo Bank, National Association, as the trustee, (the "senior note indenture"). On December 21, 2012, the Company issued an additional $50.0 million in aggregate principal amount of December Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act ("the December Notes Offering"). The December Notes were issued as additional securities under the senior note indenture. The October Notes Offering and the December Notes Offering are collectively referred to as the "Notes Offerings". The Company used a portion of the net proceeds from the October Notes Offering to repay all amounts outstanding at such time under its revolving credit facility. The Company intends to use the remaining net proceeds of October Notes Offering and the net proceeds of the December Notes Offering for general corporate purposes, which may include funding a portion of its 2013 capital development plan.
Under the senior note indenture, interest on the Notes accrues at a rate of 7.75% per annum on the outstanding principal amount from October 17, 2012, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013. The Notes are the Company's senior unsecured obligations and rank equally in the right of payment with all of the Company's other senior indebtedness and senior in right of payment to any future subordinated indebtedness. All of the Company's existing and future restricted subsidiaries that guarantee the Company's secured revolving credit facility or certain other debt guarantee the Notes; provided, however, that the Notes are not guaranteed by Grizzly Holdings, Inc. and will not be guaranteed by any of the Company's future unrestricted subsidiaries. The Company may redeem some or all of the Notes at any time on or after November 1, 2016, at the redemption prices listed in the senior note indenture. Prior to November 1, 2016, the Company may redeem the Notes at a price equal to 100% of the principal amount plus a “make-whole” premium. In addition, prior to November 1, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of the Notes initially issued remains outstanding immediately after such redemption.
(4) The October Notes were issued at a price of 98.534% resulting in a gross discount of $3.7 million and an effective rate of 8.000%. The December Notes were issued at a price of 101.000% resulting in a gross premium of $0.5 million and an effective rate of 7.531%. The premium and discount are being amortized using the effective interest method.

7.	COMMON STOCK OPTIONS, WARRANTS AND CHANGES IN CAPITALIZATION
Sale of Common Stock
On December 24, 2012, the Company completed the sale of an aggregate of 11,750,000 shares of its common stock in an underwritten public offering (including the partial exercise of a 1,650,000 share over-allotment option granted to the underwriters, which option was initially exercised to the extent of 750,000 shares) at a public offering price of $38.00 per share less the underwriting discount. The underwriters subsequently exercised their option to purchase the remaining 900,000 additional shares of common stock subject to the over-allotment option in a second closing, which occurred on January 7, 2013. The Company received aggregate net proceeds from both closings of approximately $460.7 million from the sale of these shares after deducting the underwriting discount and before offering expenses. The Company used a portion of these net proceeds to fund the acquisition of approximately 37,000 net acres in the Utica Shale in Eastern Ohio, as described above in Note 1, and for general corporate purposes, including the funding of a portion of its 2013 capital development plan.

On February 15, 2013, the Company completed the sale of an aggregate of 8,912,500 shares of its common stock in an underwritten public offering at a public offering price of $38.00 per share less the underwriting discount. The Company received aggregate net proceeds of approximately $325.8 million from the sale of these shares after deducting the underwriting discount and before offering expenses. The Company used a portion of the net proceeds from this equity offering to fund its acquisition of additional Utica Shale acreage as described in Note 1, and intends to use the balance for general corporate purposes, including the funding of a portion of its 2013 capital development plan.

8.	STOCK-BASED COMPENSATION
During the three months ended March 31, 2013 and 2012, the Company’s stock-based compensation cost was $1.5 million and $1.1 million, respectively, of which the Company capitalized $0.6 million and $0.5 million, respectively, relating to its exploration and development efforts.
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
No stock options were issued during the three months ended March 31, 2013 and 2012.
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
A summary of the status of stock options and related activity for the three months ended March 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Options outstanding at December 31, 2012	335,241	$6.37	2.39	$10,678
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Options outstanding at March 31, 2013	335,241	$6.37	2.14	$13,229
Options exercisable at March 31, 2013	335,241	$6.37	2.14	$13,229
The following table summarizes information about the stock options outstanding at March 31, 2013:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (in years)	Number Exercisable
$3.36	205,241	1.81	205,241
$9.07	5,000	2.44	5,000
$11.20	125,000	2.67	125,000
	335,241		335,241
The following table summarizes restricted stock activity for the three months ended March 31, 2013:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2012	245,831	$31.88
Granted	178,500	35.80
Vested	(35,221)	36.12
Forfeited	—	—
Unvested shares as of March 31, 2013	389,110	$33.29
Unrecognized compensation expense as of March 31, 2013 related to outstanding stock options and restricted shares was $11.6 million. The expense is expected to be recognized over a weighted average period of 1.69 years.

9.	EARNINGS PER SHARE
A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	Three Months Ended March 31,
	2013			2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net income	$44,559	72,830,215	$0.61	$26,869	55,626,208	$0.48
Effect of dilutive securities:
Stock options and awards	—	504,633		—	621,401
Diluted:
Net income	$44,559	73,334,848	$0.61	$26,869	56,247,609	$0.48
There were no potential shares of common stock that were considered anti-dilutive for the three months ended March 31, 2013 and 2012.

10.	NEW ACCOUNTING STANDARDS
In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires additional information about amounts reclassified out of accumulated other comprehensive income by component. This ASU requires the presentation, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The requirements of this ASU are effective prospectively for reporting periods beginning after December 15, 2012 with early adoption permitted. The Company adopted the provisions of this ASU for reporting periods in 2013. Adoption of this ASU had no impact on the Company's financial position or results of operations.

11.	COMMITMENTS AND CONTINGENCIES
Plugging and Abandonment Funds
In connection with the Company's acquisition in 1997 of the remaining 50% interest in its WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company could access the trust for use in plugging and abandonment charges associated with the property, although it has not yet done so. As of March 31, 2013, the plugging and abandonment trust totaled approximately $3.1 million. At March 31, 2013, the Company had plugged 354 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.
Employment Agreements
Effective November 1, 2012, the Company entered into employment agreements with its executive officers, each with an initial three-year term that expires on November 1, 2015 subject to automatic one-year extensions unless terminated by either party to the agreement at least 90 days prior to the end of the then current term. These agreements provide for minimum salary and bonus levels which are subject to review and potential increase by the Compensation Committee and/or the Board of Directors, as well as participation in the Company's Amended and Restated 2005 Stock Incentive Plan (or other equity incentive plans that may be put in place for the benefit of employees) and other employee benefits. The aggregate minimum commitment for future salaries and bonuses at March 31, 2013 was approximately $7.6 million.
Grizzly
On October 5, 2012, the Company entered into an agreement with Grizzly in which it committed to make monthly payments from October 2012 to May 2013 to fund the construction and development of the Algar Lake facility. The Company also agreed to fund its proportionate share of any unfunded cost overruns. The remaining aggregate commitment including the Company's share of cost overruns at March 31, 2013 was approximately $12.4 million.
Operating Leases
The Company leases office facilities under non-cancellable operating leases exceeding one year. Future minimum lease commitments under these leases at March 31, 2013 are as follows:

March 31, 2013
(In thousands)
Remaining 2013	$134
2014	178
2015	127
2016	68
2017	34
Thereafter	—
Total	$541

Litigation
The Louisiana Department of Revenue (“LDR”) is disputing Gulfport’s severance tax payments to the State of Louisiana from the sale of oil under fixed price contracts during the years 2005 to 2007. The LDR maintains that Gulfport paid approximately $1.8 million less in severance taxes under fixed price terms than the severance taxes Gulfport would have had to pay had it paid severance taxes on the oil at the contracted market rates only. Gulfport has denied any liability to the LDR for underpayment of severance taxes and has maintained that it was entitled to enter into the fixed price contracts with unrelated third parties and pay severance taxes based upon the proceeds received under those contracts. Gulfport has maintained its right to contest any final assessment or suit for collection if brought by the State. On April 20, 2009, the LDR filed a lawsuit in the 15th Judicial District Court, Lafayette Parish, in Louisiana against Gulfport seeking $2.3 million in severance taxes, plus interest and court costs. Gulfport filed a response denying any liability to the LDR for underpayment of severance taxes and is defending itself in the lawsuit. The LDR had taken no further action on this lawsuit since filing its petition other than propounding discovery requests to which Gulfport has responded. Since serving discovery requests on the LDR and receiving the LDR's responses in 2012, there has been no further activity on the case and no trial date has been set.
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
Other Litigation
In November 2006, Cudd Pressure Control, Inc. (“Cudd”) filed a lawsuit against Gulfport, Great White Pressure Control LLC (“Great White”) and six former Cudd employees in the 129th Judicial District Harris County, Texas. This case went to trial on September 5, 2012 and on September 28, 2012 the jury rendered its verdict, awarding no damages to the plaintiffs. Gulfport along with all defendants filed a Motion for Entry of Judgment that is consistent with the jury's verdict. Cudd filed an Application for Disgorgement and a Motion for Judgment Notwithstanding the Verdict. The court denied all of Cudd's post-trial motions on October 12, 2012, and the court issued its final judgment on January 10, 2013. On that same day, Cudd filed motions for a new trial and to modify, correct or reform the judgment. In April 2013, the parties agreed to dismiss the case with prejudice and the proceedings are now concluding.
On July 30, 2010, six individuals and one limited liability company sued 15 oil and gas companies in Cameron Parish Louisiana for surface contamination in areas where the defendants operated in an action entitled Reeds et al. v. BP American Production Company et al.,38th Judicial District. No. 10-18714. The plaintiffs’ original petition for damages, which did not name Gulfport as a defendant, alleges that the plaintiffs’ property located in Cameron Parish, Louisiana within the Hackberry oil field is contaminated as a result of historic oil and gas exploration and production activities. The plaintiffs allege that the defendants conducted, directed and participated in various oil and gas exploration and production activities on their property which allegedly have contaminated or otherwise caused damage to the property, and have sued the defendants for alleged breaches of oil, gas and mineral leases, as well as for alleged negligence, trespass, failure to warn, strict liability, punitive damages, lease liability, contract liability, unjust enrichment, restoration damages, assessment and response costs and stigma damages. On December 7, 2010, Gulfport was served with a copy of the plaintiffs’ first supplemental and amending petition which added four additional plaintiffs and six additional defendants, including Gulfport, bringing the total number of defendants to 21. It also increased the total acreage at issue in this litigation from 240 acres to approximately 1,700 acres. In addition to the damages sought in the original petition, the plaintiffs now also seek: damages sufficient to cover the cost of conducting a comprehensive environmental assessment of all present and yet unidentified pollution and contamination of their property; the cost to restore the property to its pre-polluted original condition; damages for mental anguish and annoyance, discomfort and inconvenience caused by the nuisance created by defendants; land loss and subsidence damages and the cost of backfilling canals and other excavations; damages for loss of use of land and lost profits and income; attorney fees and expenses and damages for evaluation and remediation of any contamination that threatens groundwater. In addition to Gulfport, current defendants include ExxonMobil Oil Corporation, Mobil Exploration & Producing North America Inc., Chevron U.S.A. Inc., The Superior Oil Company, Union Oil Company of California, BP America Production Company, Tempest Oil Company, Inc., ConocoPhillips Company, Continental Oil Company, WM. T. Burton Industries, Inc., Freeport Sulphur Company, Eagle Petroleum Company, U.S. Oil of Louisiana, M&S Oil Company, and Empire Land Corporation, Inc. of Delaware. On January 21, 2011, Gulfport filed a pleading challenging the legal sufficiency of the petitions on several grounds and requesting that they either be dismissed or that plaintiffs be required to amend such petitions. In response to the pleadings filed by Gulfport and similar pleadings filed by other defendants, the plaintiffs filed a third amending petition with exhibits which expands the description of the property at issue, attaches numerous aerial photos and identifies the mineral leases at issue. In response, Gulfport and numerous defendants re-urged their pleadings challenging the legal sufficiency of the petitions. Some of the defendants’ grounds for challenging the plaintiffs’ petitions were heard by the court on May 25, 2011 and were denied. The court signed the written judgment on December 9, 2011. Gulfport noticed its intent to seek supervisory review on December 19, 2011 and the trial court fixed a return date of January 11, 2012 for the filing of the writ application. Gulfport filed its supervisory writ, which was denied by the Louisiana Third Circuit Court of Appeal and the Louisiana Supreme Court. Gulfport has been active in serving discovery requests and responding to discovery requests from the plaintiffs. A trial date has been set for September 2013, but there can be no assurance that the trial will commence at that time.
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
The Company has been named as a defendant in various other lawsuits related to its business. In each such case, management has determined that the possibility of loss is remote. The resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations in future periods.

12.	HEDGING ACTIVITIES
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
During 2012, the Company entered into fixed price swap contracts for 2013 with four financial institutions. The Company’s fixed price swap contracts are tied to the commodity prices on the International Petroleum Exchange (“IPE”) and NYMEX. The Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price for oil as listed on the IPE for Brent Crude and the NYMEX WTI. At March 31, 2013, the Company had the following fixed price swaps in place:

	Daily Volume (Bbls/day)	Weighted Average Price
April - June 2013	5,000	$101.96
July - December 2013	5,000	$99.86

At March 31, 2013 the fair value of derivative assets related to the fixed price swaps was as follows:

(In thousands)
Short-term derivative instruments - asset	$343
Short-term derivative instruments - liability	$9,689
All fixed price swaps have been executed in connection with the Company’s oil price hedging program. For fixed price swaps qualifying as cash flow hedges pursuant to FASB ASC 815, the realized contract price is included in oil sales in the period for which the underlying production was hedged.
For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Amounts reclassified out of accumulated other comprehensive income (loss) into earnings as a component of oil and condensate sales for the three months ended March 31, 2013 and 2012 are presented below.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
(Reduction) addition to oil and condensate sales	$(2,957)	$100
The Company expects to reclassify $9.1 million out of accumulated other comprehensive income (loss) into earnings as a component of oil and condensate sales during the remainder of the year ended December 31, 2013 related to fixed price swaps.
Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. The Company recognized a loss of $0.2 million and $0.3 million related to hedge ineffectiveness for the three months ended March 31, 2013 and 2012, respectively, which is included in oil and condensate sales in the consolidated statements of operations.

13.	FAIR VALUE MEASUREMENTS
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.
The following tables summarize the Company’s financial and non-financial liabilities by FASB ASC 820 valuation level as of March 31, 2013:

	As of March 31, 2013
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Fixed price swaps	$—	$343	$—
Equity investment in Diamondback	212,413	—	—
Liabilities:
Fixed price swaps	$—	$9,689	$—
The estimated fair value of the Company’s fixed price swap contracts was based upon forward commodity prices based on quoted market prices, adjusted for differentials. See Note 12 for further discussion of the Company's hedging activities. The estimated fair value of the Company's equity investment in Diamondback was based upon the public closing share price of Diamondback's common stock as of March 31, 2013.
The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 3 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the three months ended March 31, 2013 were approximately $0.7 million.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts on the accompanying consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and current debt are carried at cost, which approximates market value due to their short-term nature. Long-term debt related to the building loan is carried at cost, which approximates market value based on the borrowing rates currently available to the Company with similar terms and maturities.
At March 31, 2013 the carrying value of the outstanding debt represented by the Notes was $297.0 million, including the remaining unamortized discount of approximately $3.5 million related to the October Notes and the remaining unamortized premium of approximately $0.5 million related to the December Notes. Based on the quoted market price, the fair value of the Notes was determined to be approximately $319.2 million at March 31, 2013.
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

Disclosure Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated future net revenues from oil and natural gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by us; competitive actions by other oil and natural gas companies; changes in laws or regulations; hurricanes and other natural disasters and other factors, including those listed in the “Risk Factors” section of our most recent Annual Report on Form 10-K, many of which are beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and we cannot assure you that the actual results or developments anticipated by us will be realized or, even if realized, that they will have the expected consequences to or effects on us, our business or operations. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

Overview

We are an independent oil and natural gas exploration and production company focused on the exploration, exploitation, acquisition and production of crude oil, natural gas liquids and natural gas in the United States. Our corporate strategy is to internally identify prospects, acquire lands encompassing those prospects and evaluate those prospects using subsurface geology and geophysical data and exploratory drilling. Using this strategy, we have developed an oil and natural gas portfolio of proved reserves, as well as development and exploratory drilling opportunities on high potential conventional and unconventional oil and natural gas prospects. Our principal producing properties are located along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields, and in the Utica Shale in Eastern Ohio. In addition, we have producing properties in the Niobrara Formation of Northwestern Colorado and the Bakken Formation. We also hold a significant acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, or Grizzly, a 21.4% equity interest in Diamondback Energy, Inc., or Diamondback, a NASDAQ Global Select Market listed company to which we contributed our Permian Basin oil and natural gas interests in October 2012 immediately prior to Diamondback's initial public offering, or the Diamondback IPO, and interests in entities that operate in Southeast Asia, including the Phu Horm gas field in Thailand. We seek to achieve reserve growth and increase our cash flow through our annual drilling programs.

First Quarter 2013 Operational Highlights

•	Oil and natural gas revenues decreased 16% to $54.9 million for the three months ended March 31, 2013 from $65.4 million for the three months ended March 31, 2012.

•
Net income increased 66% to $44.6 million for the three months ended March 31, 2013 from $26.9 million for the three months ended March 31, 2012, primarily due to $61.1 million of mark-to-market income recognized on our equity method investment in Diamondback during the three months ended March 31, 2013, partially offset by income tax expense of $28.2 million.

•
Production decreased 11% to approximately 575,543 barrels of oil equivalent, or BOE, for the three months ended March 31, 2013 from approximately 645,056 BOE for the three months ended March 31, 2012 due primarily to the October 2012 contribution of our oil and natural gas properties in the Permian Basin to Diamondback in connection with the Diamondback IPO.

•
During the three months ended March 31, 2013, we, and in some cases other operators, spud 21 gross (16.7 net) wells and recompleted 31 gross and net wells. Of these 21 gross new wells at March 31, 2013, five had been completed as producing wells, four were waiting on completion, five were waiting on a horizontal rig and seven were being drilled.

•
In February 2013, we acquired approximately 22,000 additional net acres in the Utica Shale, increasing our total acreage in the Utica Shale to approximately 136,000 gross (128,000 net) acres. We spud our first well on our Utica Shale acreage in February 2012 and subsequently have spud 26 additional wells. See "2013 Production and Drilling Activity - Utica Shale" below for a summary of the initial results from these wells.

2013 Production and Drilling Activity

During the three months ended March 31, 2013, our total net production was 516,954 barrels of oil, 319,658 thousand cubic feet, or Mcf, of natural gas, and 223,126 gallons of natural gas liquids, or NGLs, for a total of 575,543 BOE as compared to 595,060 barrels of oil, 210,731 Mcf of natural gas and 624,745 gallons of NGLs, or 645,056 BOE, for the three months ended March 31, 2012. Our total net production averaged approximately 6,395 BOE per day during the three months ended March 31, 2013 as compared to 7,089 BOE per day during the same period in 2012. The 11% decrease in production is partially a result of normal production declines. In addition, during October 2012, we contributed our Permian Basin oil and natural gas properties to Diamondback in connection with the Diamondback IPO. As a result, during the three months ended March 31, 2013 we had no production from these Permian Basin properties compared to 90,714 BOE of production attributable to these assets during the same period in 2012. This decrease was partially offset by production related to the 2013 drilling and recompletion activities in our fields.

WCBB. From January 1, 2013 through May 1, 2013, we recompleted 27 existing wells on our WCBB acreage. We also spud six wells, of which four were completed as producers, one was waiting on completion and, at May 1, 2013, one was being drilled. We currently intend to recomplete a total of approximately 60 existing wells and drill a total of 22 to 24 wells during 2013.

Aggregate net production from the WCBB field during the three months ended March 31, 2013 was 268,448 BOE, or 2,983 BOE per day, 99% of which was from oil and 1% of which was from natural gas. During April 2013, our average daily net production at WCBB was approximately 2,978 BOE, 99% of which was from oil and 1% of which was from natural gas.

East Hackberry Field. From January 1, 2013 through May 1, 2013, we recompleted 16 existing wells in our East Hackberry field. We also spud eight wells, of which six were completed as producers and, at May 1, 2013, two were being drilled. We currently intend to drill ten to twelve wells and recomplete 24 wells in our East Hackberry field in 2013.

Aggregate net production from the East Hackberry field during the three months ended March 31, 2013 was approximately 215,129 BOE, or 2,390 BOE per day, 96% of which was from oil and 4% of which was from natural gas. During April 2013, our average daily net production at East Hackberry was approximately 1,662 BOE, 94% of which was from oil and 6% of which was from natural gas. The decrease in April 2013 production was the result of natural production declines.

West Hackberry Field. Aggregate net production from the West Hackberry field during the three months ended March 31, 2013 was approximately 8,390 BOE, or 93 BOE per day, 100% of which was from oil. During April 2013, our average daily net production at West Hackberry was approximately 38 BOE, 100% of which was from oil. The decrease in April 2013 production was the result of natural production declines.

Utica Shale (Eastern Ohio). As of March 31, 2013, we had acquired leasehold interests in approximately 136,000 gross (128,000 net) acres in the Utica Shale in Eastern Ohio. We spud our first well, the Wagner 1-28H, on our Utica Shale acreage in February 2012 and, as of May 1, 2013, had spud 27 wells, 14 of which had been completed. As of May 1, 2013, nine of these wells were producing. Of the five additional wells, four are projected to be producing by June 15, 2013. The delays in bringing these additional wells on-line have primarily been associated with MarkWest Energy Partners, L.P.'s challenges in obtaining rights-of-way and acquiring necessary state and federal permitting. These rights-of-way and permits have now been obtained. In addition, 28 gross (1.0 net) wells were drilled by another operator on our Utica Shale acreage during 2012 and the first quarter of 2013.

At May 1, 2013, we had four horizontal rigs under contract on our Utica Shale acreage and expect to add three horizontal rigs by the end of June 2013. We currently intend to drill 55 to 60 gross (49 to 54 net) wells on our Utica Shale acreage in 2013.

Aggregate net production from our Utica Shale acreage during the three months ended March 31, 2013 was approximately 72,134 BOE, or 801 BOE per day, 40% of which was from oil and NGLs and 60% of which was from natural gas. During April 2013 our average daily net production from the Utica Shale was approximately 1,621 BOE, 38% of which was from oil and NGLs and 62% of which was from natural gas.

Niobrara Formation. Effective as of April 1, 2010, we acquired our initial leasehold interests in the Niobrara Formation in Northwestern Colorado and held leases for approximately 11,515 acres as of March 31, 2013. From January 1, 2013 through May 1, 2013, no new wells were spud on our Niobrara Formation acreage. Aggregate net production from our Niobrara Formation acreage during the three months ended March 31, 2013 was approximately 4,077 BOE, or 45 BOE per day, 100% of which was from oil. During April 2013, average daily net production from our Niobrara Formation acreage was approximately 60 BOE. There are no new activities currently scheduled for 2013 for our Niobrara Formation acreage.

Bakken. In the Bakken Formation of Western North Dakota and Eastern Montana, we held approximately 864 net acres, interests in ten wells and overriding royalty interests in certain existing and future wells as of March 31, 2013. Aggregate net production from the Bakken Formation during the three months ended March 31, 2013 was approximately 6,902 BOE, or 77 BOE per day, 93% of which was from oil and NGLs and 7% of which was from natural gas. During April 2013, our average daily net production from the Bakken Formation was approximately 71 BOE. There are no new activities currently scheduled for 2013 for our Bakken acreage.

2013 Updates Regarding Our Equity Investments

Permian Basin. We own approximately 21.4% of the outstanding common stock of Diamondback, a NASDAQ Global Select Market listed company to which we contributed our Permian Basin oil and gas interests in October 2012 immediately prior to the Diamondback IPO. See Notes 3 and 4 to our consolidated financial statements included elsewhere in this report for additional information regarding our investment in Diamondback.

Grizzly Oil Sands. We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc., an entity owned by certain investment funds managed by Wexford Capital L.P., or Wexford. As of March 31, 2013, Grizzly had approximately 800,000 acres under lease in the Athabasca and Peace River oil sands regions of Alberta, Canada. Our total net investment in Grizzly was approximately $176.2 million as of March 31, 2013. As of that date, Grizzly had drilled an aggregate of 263 core holes and six water supply test wells on eleven separate lease blocks and conducted a number of seismic programs. In March 2010, Grizzly filed an application for the development of an 11,300 barrel per day oil sand project at Algar Lake. In November 2011, the Government of Alberta provided a formal Order in Council authorizing the Alberta Energy Resources Conservation Board, or ERCB, to issue the formal regulatory approval of Grizzly's Algar Lake steam-assisted gravity drainage, or SAGD, project. Construction of the Algar Lake Phase 1 SAGD project commenced in 2012. During 2012, an 11 kilometer road was constructed to the project site, water and natural gas supply pipelines were installed, central plant modules were assembled, transported to the project site and lifted into place, ten production well pairs were drilled and completed and well pad modules and flow lines back to the central plant were installed. Grizzly expects first oil production at Algar Lake during the third quarter of 2013. In the first quarter of 2012, Grizzly acquired the May River property comprising approximately 47,000 acres. In the 2012/2013 drilling program, Grizzly completed a 29 well core hole drilling program at May River and plans to file an initial 12,000 barrel per day development application with the ERCB by the end of 2013. At the Thickwood thermal project, Grizzly's 2012 activities included the completion of a 22 well core hole drilling program and the acquisition of 31 kilometers of seismic data. A development application for a 12,000 barrel per day oil sands project at Thickwood was filed in the fourth quarter of 2012. Grizzly anticipates approval of this development application in mid-2014 and first oil production by mid-2017. Grizzly has also entered into a memorandum of understanding that outlines the rate structure for a ten year agreement with Canadian National Railway Company, or CN, to transport its bitumen to the U.S. Gulf Coast via CN's rail network. Grizzly expects that this arrangement will provide consistent access to Brent-based pricing from Grizzly's Algar Lake project. Grizzly is also pursuing the design, permitting and construction of rail terminals in Northern Alberta and on the Lower Mississippi River, where it plans to develop scalable capacity to accommodate unit trains to ship and receive up to 100,000 barrels per day. Grizzly anticipates beginning to transport the company's bitumen starting in the third quarter of 2013. Grizzly’s contemplated 2013 activities include the completion of the 2012/2013 core hole drilling and seismic program, submission of a SAGD project regulatory application for May River and the completion of its Algar Lake SAGD project.

Thailand. During 2005, we purchased a 23.5% ownership interest in Tatex Thailand II, LLC, or Tatex II, at a cost of $2.4 million. The remaining interests in Tatex II are owned by entities controlled by Wexford. Tatex II, a privately held entity, holds 85,122 of the 1,000,000 outstanding shares of APICO, an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 243,000 acres which includes the Phu Horm Field. During the three months ended March 31, 2013 we received $0.2 million in distributions from Tatex II. Our investment is accounted for using the equity method. Tatex II accounts for its investment in APICO using the cost method. In December 2006, first gas sales were achieved at the Phu Horm field located in northeast Thailand. Phu Horm's initial gross production was approximately 60 million cubic feet per day. During the first three months ended March 31, 2013, net gas production was approximately 116 MMcf per day and condensate production was 529 barrels per day. Hess Corporation, or Hess, operates the field with a 35% interest. Other interest owners include APICO (35% interest), PTT Exploration and Production Public Company Limited (20% interest) and ExxonMobil (10% interest). Our gross working interest (through Tatex II as a member of APICO) in the Phu Horm field is 0.7%. Since our ownership in the Phu Horm field is indirect and Tatex II's investment in APICO is accounted for by the cost method, these reserves are not included in our year-end reserve information.

During the first quarter of 2008, we purchased a 5% ownership interest in Tatex Thailand III, LLC, or Tatex III, at a cost of $0.9 million. In December 2009, we purchased an additional approximately 12.9% ownership interest at a cost of approximately $3.4 million bringing our total ownership interest to approximately 17.9%. Approximately 68.7% of the remaining interests in Tatex III are owned by entities controlled by Wexford. Tatex III owns a concession covering approximately 490,000 acres in Southeast Asia. In 2009, Tatex III completed a 3-D seismic survey on this concession. During the three months ended March 31, 2013, we did not pay any cash calls to Tatex III. Our total investment in Tatex III was $8.6 million at March 31, 2013. The first well was drilled on our concession in 2010 and was temporarily abandoned pending further scientific evaluation. Drilling of the second well concluded in March 2011. The second well was drilled to a depth of 15,026 feet and logged approximately 5,000 feet of apparent possible gas saturated column. The well experienced gas shows and carried a flare measuring up to 25 feet throughout drilling below the intermediate casing point of 9,695 feet. During testing, the well produced at rates as high as 16 MMcf per day of gas for short intervals, but would subsequently fall to a sustained rate of two MMcf per day of gas. Pressure buildup information confirmed that this wellbore lacked the permeability to deliver commercial quantities of gas. Despite an apparently well-developed porosity system suggesting potential for a large amount of gas in place, testing of the well did not exhibit that there was sufficient permeability to produce in commercial quantities. Tatex III intends to continue testing some of the structures identified through its 3-D seismic survey and has begun the application process for two more drilling locations. Tatex III currently expects to drill the first of these wells, located to the south of the TEW-E well, in 2013.

Other Investments. In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. In the first quarter of 2013, we participated in the formation of Stingray Energy Services LLC, or Stingray Energy, with an initial ownership interest of 50%, and paid $2.2 million for our initial investment in Stingray Energy. Stingray Energy will provide rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. In the second quarter of 2012, we participated in the formation of each of Stingray Pressure Pumping LLC, or Stingray Pressure, and Stingray Cementing LLC, or Stingray Cementing, with an initial ownership interest in each entity of 50%. Stingray Pressure and Stingray Cementing provide well completion services. We also participated in the formation of Blackhawk Midstream LLC, or Blackhawk, with an initial ownership interest of 50%. Blackhawk coordinates gathering, compression, processing and marketing activities in connection with the development of our Utica Shale acreage. In the fourth quarter of 2012, we also participated in the formation of Stingray Logistics LLC, or Stingray Logistics, with an initial ownership interest of 50%. Stingray Logistics provides well services. In March 2012, we participated in the formation of Timber Wolf Terminals LLC, or Timber Wolf, with an initial ownership interest of 50% and made a $1.0 million capital contribution. Also in March 2012, we acquired a 22.5% equity interest in Windsor Midstream LLC, or Midstream, for $7.0 million. Midstream owns a 28.4% equity interest in a gas processing plant in West Texas. In 2011, we acquired a 25% equity interest in Bison Drilling and Field Services LLC, or Bison, which owns and operates drilling rigs and related equipment. In April 2012, we purchased an additional 15% equity interest in Bison for approximately $6.2 million, bringing our total ownership interest in Bison to 40%. Also in 2011, we acquired a 25% interest in Muskie Proppant LLC, or Muskie (formerly known as Muskie Holdings LLC), which is engaged in the mining of hydraulic fracturing grade sand. In 2012, we invested approximately $42.8 million in these entities. In the three months ended March 31, 2013, we invested approximately $5.1 million in these entities. See Note 4 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments.

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

Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled $869.9 million at March 31, 2013 and $626.3 million at December 31, 2012. These costs are reviewed quarterly by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.

Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months of the applicable year beginning with 2009, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. For instance, as a result of the drop in commodity prices on December 31, 2008 and subsequent reduction in our proved reserves, we recognized a ceiling test impairment of $272.7 million for the year ended December 31, 2008. If prices of oil, natural gas and NGLs decline, we may be required to further write down the value of our oil and gas properties, which could negatively affect our results of operations. No ceiling test impairment was required for the quarter ended March 31, 2013.

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

Oil and Gas Reserve Quantities. Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analysis demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Netherland, Sewell & Associates, Inc., Ryder Scott Company, L.P. and to a lesser extent our personnel have prepared reserve reports of our reserve estimates at December 31, 2012 on a well-by-well basis for our properties.

Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. Our reserve estimates and the projected cash flows derived from these reserve estimates have been prepared in accordance with the guidelines of the Securities and Exchange Commission, or SEC. The accuracy of our reserve estimates is a function of many factors including the following:

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

Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management's opinion, it is more likely than not that some portion will not be realized. At March 31, 2013, a valuation allowance of $4.6 million had been provided for state net operating loss and federal tax credit deferred tax assets based on the uncertainty these assets may be realized.

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

Investments-Equity Method. Investments in entities greater than 20% and less than 50% are accounted for under the equity method. Under the equity method, our share of investees' earnings or loss is recognized in the statement of operations. In accordance with FASB ASC 825, “Financial Instruments,” we have elected the fair value option of accounting for our equity method investment in Diamondback's stock. At the end of each reporting period, the quoted closing market price of

Diamondback's stock is multiplied by the total shares owned by us and the resulting gain or loss is recognized in (income) loss from equity method investments in the consolidated statements of operations.

We review our investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, we recognize an impairment provision. There was no impairment of equity method investments at March 31, 2013 and December 31, 2012.

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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2013 and 2012

We reported net income of $44.6 million for the three months ended March 31, 2013 as compared to $26.9 million for the three months ended March 31, 2012. This 66% increase in period-to-period net income was due primarily to $61.1 million of mark-to-market income from our investment in Diamondback, a 12% decrease in lease operating expenses and a 6% decrease in production taxes partially offset by $28.2 million of income tax expense, a 47% increase in general and administrative expenses, a 6% decrease in realized BOE prices to $95.34 from $101.42 and an 11% decrease in net production to 575,543 BOE from 645,056 BOE for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012.

Oil and Gas Revenues. For the three months ended March 31, 2013, we reported oil and natural gas revenues of $54.9 million as compared to oil and natural gas revenues of $65.4 million during the same period in 2012. This $10.5 million, or 16%, decrease in revenues was primarily attributable to an 11% decrease in net production to 575,543 BOE from 645,056 BOE due primarily to the contribution of our oil and natural gas properties in the Permian Basin to Diamondback in connection with the Diamondback IPO and a 6% decrease in realized BOE prices to $95.34 from $101.42 for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.
The following table summarizes our oil and natural gas production and related pricing for the three months ended March 31, 2013, as compared to such data for the three months ended March 31, 2012:

	Three Months Ended March 31,
	2013	2012
Oil production volumes (MBbls)	517	595
Gas production volumes (MMcf)	320	211
Liquid production volumes (MGal)	223	625
Oil equivalents (Mboe)	576	645
Average oil price (per Bbl)	$102.68	$107.56
Average gas price (per Mcf)	$4.59	$2.91
Average liquids price (per gallon)	$1.45	$1.29
Oil equivalents (per Boe)	$95.34	$101.42

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes decreased $0.6 million to $5.2 million for the three months ended March 31, 2013 from $5.8 million for the same period in 2012. This decrease was mainly the result of a decrease in expenses as a result of the contribution of our Permian Basin oil and natural gas properties to Diamondback during October 2012. During the three months ended March 31, 2012, our LOE included $2.1 million related to our Permian Basin properties. As a result of the contribution of our Permian Basin assets during October 2012, there was no LOE associated with those assets for the same period in 2013. In addition, the decrease in LOE was partially attributable to a decrease in expenses related to chemicals, overhead and field supervision, miscellaneous supplies, fuel power and water, hot oiler activities and equipment repairs and maintenance.

Production Taxes. Production taxes decreased $0.5 million to $7.3 million for the three months ended March 31, 2013 from $7.8 million for the same period in 2012. This decrease was primarily related to an 11% decrease in production and a 6% decrease in the average realized BOE price received, resulting in a 16% decrease in oil and gas revenues.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased slightly to $22.6 million for the three months ended March 31, 2013, and consisted of $22.4 million in depletion on oil and natural gas properties and $0.2 million in depreciation of other property and equipment, as compared to total DD&A expense of $21.4 million for the three months ended March 31, 2012. This increase was due to an increase in our full cost pool as a result of our capital activities offset by a decrease in our production and a decrease in our total proved reserves volume used to calculate our total DD&A expense.

General and Administrative Expenses. Net general and administrative expenses increased to $4.4 million for the three months ended March 31, 2013 from $3.0 million for the same period in 2012. This $1.4 million increase was due primarily to an increase in franchise taxes and legal fees as well as increases in salaries, stock compensation and benefits resulting from an increase in the number of employees primarily attributable to our activities in the Utica Shale, partially offset by an increase in general and administrative costs related to exploration and development activity capitalized to the full cost pool.

Interest Expense. Interest expense increased to $3.5 million for the three months ended March 31, 2013 from $0.2 million for the same period in 2012 due largely to the issuance of our 7.75% Senior Notes due 2020. As of March 31, 2013, we had no debt outstanding under our revolving credit facility as compared to $10.0 million of total debt outstanding under our revolving credit facility as of March 31, 2012. On October 17, 2012, we issued $250.0 million aggregate principal amount of our 7.75% Senior Notes due 2020, a portion of the proceeds from which was used to repay all outstanding borrowings under our revolving credit facility. On December 21, 2012, we issued an additional $50.0 million aggregate principal amount of our 7.75% Senior Notes due 2020. Additionally, we capitalized approximately $2.6 million in interest expense to undeveloped oil and natural gas properties during the three months ended March 31, 2013 as a result of increased interest costs incurred on our 7.75% Senior Notes. We did not capitalize any interest costs for the three months ended March 31, 2012.
Income Taxes. As of March 31, 2013, we had an available federal net operating loss carry forward of approximately $4.3 million from prior years, in addition to numerous temporary differences, which gave rise to deferred tax assets and deferred tax liabilities. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At March 31, 2013, a valuation allowance of $4.6 million had been provided for state net operating losses based upon the latest taxable income forecast. We recognized $28.2 million of income tax expense for the three months ended March 31, 2013 based upon the latest taxable income forecast.

Liquidity and Capital Resources
Overview. Historically, our primary sources of funds have been cash flow from our producing oil and natural gas properties, borrowings under our bank and other credit facilities and the issuances of equity and debt securities. Our ability to access any of these sources of funds can be significantly impacted by decreases in oil and natural gas prices or oil and natural gas production. During 2012, we received aggregate net proceeds (before offering expenses) of approximately $427.9 million from the sale of shares of our common stock and approximately $290.3 million from the sale of our 7.75% Senior Notes due 2020. In January 2013, we received $32.8 million of net proceeds from the underwriters' exercise of their option to purchase the remaining shares of common stock subject to the over-allotment option granted in connection with our December 2012 equity offering.
On February 15, 2013, we closed an unwritten public offering of 8,912,500 shares of our common stock (including 1,162,500 shares purchased by the underwriters pursuant to an option to purchase additional shares) at a public offering price of $38.00 per share. We received aggregate net proceeds (before offering expenses) of approximately $325.8 million from this offering. We used a portion of the net proceeds from this offering to fund our acquisition of approximately 22,000 net acres in the Utica Shale. We intend to use the remaining net proceeds for general corporate purposes, including the funding of a portion of our 2013 capital development plan.
Net cash flow provided by operating activities was $35.0 million for the three months ended March 31, 2013 as compared to net cash flow provided by operating activities of $69.4 million for the same period in 2012. This decrease was primarily the result of a decrease in cash receipts from our oil and natural gas purchasers due to an 11% decrease in our net BOE production and a 6% decrease in net realized BOE prices.
Net cash used in investing activities for the three months ended March 31, 2013 was $333.2 million as compared to $160.4 million for the same period in 2012. During the three months ended March 31, 2013, we spent $320.5 million in additions to oil and natural gas properties, of which $8.3 million was spent on our 2013 drilling and recompletion programs, $60.5 million was spent on expenses attributable to the wells drilled and recompleted during 2012, $1.8 million was spent on compressors and other facility enhancements, $0.3 million was spent on plugging costs, $241.5 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale, and $0.7 million was spent on tubulars, with the remainder attributable mainly to capitalized general and administrative expenses. In addition, $7.5 million was invested in Grizzly and $5.1 million was invested in our other equity investments during the three months ended March 31, 2013. During the three months ended March 31, 2013, we used cash from operations and proceeds from our 2012 and 2013 equity and debt offerings for our investing activities.
Net cash provided by financing activities for the three months ended March 31, 2013 was $357.1 million as compared to net cash provided by financing activities of $10.0 million for the same period in 2012. The 2013 amount provided by financing activities is primarily attributable to the net proceeds of $325.8 million from our February 2013 equity offering. The 2012 amount provided by financing activities is primarily attributable to net borrowings under our secured revolving credit facility.
Credit Facility. On September 30, 2010, we entered into a senior secured revolving credit facility with The Bank of Nova Scotia, as administrative agent and letter of credit issuer and lead arranger, and Amegy Bank National Association, or Amegy Bank. The revolving credit facility initially matured on September 30, 2013, had a maximum commitment amount of $100.0 million and had a borrowing base availability of $50.0 million, which was increased to $65.0 million effective December 24, 2010. On May 3, 2011, we entered into a first amendment to the revolving credit facility with The Bank of Nova Scotia, Amegy Bank, KeyBank National Association, or KeyBank, and Société Générale. Under the terms of the first amendment, KeyBank and Société Générale were added as additional lenders, the maximum amount of the revolving credit facility was increased to $350.0 million, the borrowing base was increased to $90.0 million, certain fees and rates payable by us under the credit facility were decreased, and the maturity date was extended until May 3, 2015. On October 31, 2011, we entered into additional amendments to our revolving credit facility pursuant to which, among other things, the borrowing base under the facility was increased to $125.0 million. On December 14, 2011, we repaid all outstanding borrowings under the credit facility with a portion of the net proceeds of our equity offering completed on December 5, 2011 pending the application of such proceeds to fund certain Utica Shale lease acquisitions and for general corporate purposes. On May 2, 2012, we entered into an amendment to the revolving credit facility under which, among other things, the borrowing base was increased to $155.0 million. In addition, Credit Suisse, Deutsche Bank Trust Company Americas and IBERIABANK were added as additional lenders and Société Générale left the bank group. As of March 31, 2013, there were no borrowings outstanding under our revolving credit facility. This facility is secured by substantially all of our assets. Our wholly-owned subsidiaries guarantee our obligations under our revolving credit facility.

On October 9, 2012, we entered into an amendment to our revolving credit facility that modified certain covenants to permit our October offering of 7.75% Senior Notes due 2020. The offering closed on October 17, 2012 and we repaid all indebtedness outstanding under our revolving credit facility on that date with a portion of the proceeds from the offering. Effective as of October 17, 2012, we amended our revolving credit facility to lower the applicable rates (i) from a range of 1.00% to 1.75% to a range of 0.75% to 1.50% for the base rate loans and (ii) from a range of 2.00% to 2.75% to a range of 1.75% to 2.50% for the eurodollar rate loans and letters of credit. This amendment also lowered the commitment fees for Level 1 and Level 2 usage levels, in each case, from 0.50% per annum to 0.375% per annum. Also, effective as of October 17, 2012, in connection with the completion of our October offering and the contribution of our Permian Basin properties to Diamondback, our borrowing base under the credit facility was reduced to $45.0 million until the next borrowing base redetermination. Effective as of December 18, 2012, we entered into another amendment to our revolving credit facility that modified certain covenants to permit our December offering of 7.75% Senior Notes due 2020 and reduce the borrowing base under our revolving credit facility to $40.0 million until the next borrowing base redetermination.
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
In connection with the spring borrowing base redetermination of our revolving credit facility, our lead lender has provided a commitment letter that increases our borrowing base from $40.0 million to $50.0 million, provides for an improved pricing grid and extends the maturity date of the facility to May 2018, subject to the approval of the additional banks within the syndicate.
Our revolving credit facility contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries' ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in our revolving credit facility. Our revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of funded debt to EBITDAX (net income, excluding any non-cash revenue or expense associated with swap contracts resulting from ASC 815, plus without duplication and to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) non-cash losses from minority investments, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings, and less non-cash income attributable to equity income from minority investments) for a twelve-month period may not be greater than 2.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with these financial covenants at March 31, 2013.
Senior Notes. On October 17, 2012, we issued $250.0 million in aggregate principal amount of our 7.75% Senior Notes due 2020, or the October Notes, to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act under an indenture among us, our subsidiary guarantors and Wells Fargo Bank, National Association, as the trustee.
On December 21, 2012, we issued an additional $50.0 million in aggregate principal amount of our 7.75% Senior Notes due 2020, or the December Notes, to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The December Notes were issued as additional securities under the existing senior note indenture. The December Notes and the October Notes are treated as a single class of debt securities under the senior note indenture and are referred to collectively herein as the "Notes". We used a portion of the net proceeds from the October Notes Offering to repay all amounts outstanding at such time under our revolving credit facility.

We intend to use the remaining net proceeds of the October Notes Offering and the net proceeds of the December Notes Offering for general corporate purposes, which may include funding a portion of our 2013 capital development plan.
Under the senior note indenture, interest on the Notes accrues at a rate of 7.75% per annum on the outstanding principal amount from October 17, 2012, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013. The Notes are senior unsecured obligations and rank equally in the right of payment with all of our other senior indebtedness and senior in right of payment to any of our future subordinated indebtedness. All of our existing and future restricted subsidiaries that guarantee our secured revolving credit facility or certain other debt guarantee the Notes, provided, however, that the Notes are not guaranteed by Grizzly Holdings, Inc. and will not be guaranteed by any of our future unrestricted subsidiaries. The guarantees rank equally in the right of payment with all of the senior indebtedness of the subsidiary guarantors and senior in the right of payment to any future subordinated indebtedness of the subsidiary guarantors. The Notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness (including all borrowings and other obligations under our revolving credit facility) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries that do not guarantee the Notes.
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
Building Loans. In June 2004, we purchased the office building we occupy in Oklahoma City, Oklahoma, for $3.7 million. We entered into a new building loan in March 2011 to refinance the $2.4 million outstanding at that time. The new agreement matures in February 2016 and bears interest at a fixed rate of 5.82% per annum. The new building loan requires monthly interest and principal payments of approximately $22,000 and is collateralized by the Oklahoma City office building and associated land. As of March 31, 2013, approximately $2.1 million was outstanding on this loan.
Capital Expenditures. Our recent capital commitments have been primarily for the execution of our drilling programs, for acquisitions (primarily in the Utica Shale), to fund Grizzly's delineation drilling program and initial preparation of the Algar Lake facility and for investments in entities that may provide services to facilitate the development of our acreage. Our strategy is to continue to (1) increase cash flow generated from our operations by undertaking new drilling, workover, sidetrack and recompletion projects to exploit our existing properties, subject to economic and industry conditions, (2) pursue acquisition and disposition opportunities and (3) pursue business integration opportunities.
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
At December 31, 2012, our booked inventory of prospects included approximately 36 drilling locations at WCBB. The drilling schedule used in our December 31, 2012 reserve report anticipates that all of those wells will be drilled by the end of 2015. From January 1, 2013 through May 1, 2013, we recompleted 27 existing wells and spud six new wells at our WCBB field. We currently intend to recomplete 60 wells and drill 22 to 24 new wells during 2013 at our WCBB field. Our aggregate drilling and recompletion expenditures for our WCBB field during 2013 are estimated to be approximately $42.0 million to $45.0 million.
In our Hackberry fields, from January 1, 2013 through May 1, 2013, we recompleted 16 existing wells and spud six new wells and, at May 1, 2013, we were in the process of drilling two additional wells in our Hackberry fields. We currently intend to drill ten to twelve wells and recomplete 24 wells in our Hackberry fields in 2013. Total capital expenditures for our Hackberry fields during 2013 are estimated to be approximately $24.0 million to $26.0 million.
From January 1, 2013 through May 1, 2013, we spud 13 wells in the Utica Shale. We currently intend to drill 55 to 60 gross (49 to 54 net) wells on our Utica Shale acreage in 2013. Total capital expenditures in the Utica Shale during 2013 are estimated to be approximately $494.0 million to $504.0 million, excluding leasehold acquisitions.
In the Niobrara Formation in Northwestern Colorado, in 2011, we completed a 60 square mile 3-D seismic survey and have received a processed version of the seismic data. From January 1, 2013 through May 1, 2013, no new wells were spud on our Niobrara Formation acreage. We do not currently anticipate any capital expenditures in the Niobrara Formation in 2013.
During the third quarter of 2006, we purchased a 24.9% interest in Grizzly. As of March 31, 2013, our net investment in Grizzly was approximately $176.2 million. Our capital requirements in 2013 for Grizzly are estimated to be approximately $20.0 million, primarily for the expenses associated with the construction of the Algar Lake facility and drilling activity during the 2012-2013 winter drilling season. In February 2012, Grizzly purchased approximately 47,000 acres of oil sands leases in the Athabasca oil sands area for $225.0 million CAD. We funded our portion of the purchase price with borrowings under our revolving credit facility. Effective October 5, 2012, Grizzly entered into a $125.0 million revolving credit facility, of which $75.0 million is initially available for borrowing to fund additional infrastructure relating to the Algar Lake facility and other future development projects. As of that same date, we entered into an agreement with Grizzly in which we committed to make monthly payments from October 2012 to May 2013 in the aggregate amount of approximately $8.5 million (of which $4.0 million was paid in 2012 and $2.9 million was paid during the first quarter of 2013) to fund the construction and development of the Algar Lake facility. Our remaining aggregate commitment including our proportionate share of any unfunded cost overruns at March 31, 2013 was approximately $12.4 million.
We did not have any capital expenditures in three months ended March 31, 2013 related to our interests in Thailand. Total 2013 capital expenditures for Thailand are estimated to be $2.0 million to $2.5 million to drill one gross well.
In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. In 2012, we invested approximately $42.8 million in these entities. In the three months ended March 31, 2013, we invested approximately $5.1 million in these entities, and we expect to invest a total of approximately $10.0 million to $15.0 million in these entities in 2013.
Our total capital expenditures for 2013 are currently estimated to be in the range of $570.0 million to $590.0 million, excluding the acquisition costs associated with our February 2013 Utica Shale acquisition and with any additional Utica Shale acreage or other potential acquisitions. Our total capital expenditures for the three months ended March 31, 2013 were approximately $46.4 million, excluding our Utica shale acreage acquisition. Approximately 85% of our 2013 estimated capital expenditures are currently expected to be spent in the Utica Shale. This range is up from the $277.6 million spent on 2012 activities primarily due to the significant increase in our acreage position in the Utica Shale and our contemplated Utica development plans. Unlike 2012, our anticipated 2013 expenditures do not include development costs in the Permian Basin as a result of the contribution of our Permian Basin properties to Diamondback. We intend to continue to monitor pricing and cost developments and make adjustments to our future capital expenditure programs as warranted.
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

Commodity Price Risk
The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past five years, the West Texas Intermediate posted price for crude oil has ranged from a low of $30.28 per barrel in December 2008 to a high of $145.31 per barrel in July 2008. The Henry Hub spot market price of natural gas has ranged from a low of $1.83 per million British thermal units, or MMBtu, in September 2009 to a high of $13.31 per MMBtu in July 2008. On May 1, 2013, the West Texas Intermediate posted price for crude oil was $91.03 per barrel and the Henry Hub spot market price of natural gas was $4.31 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations.
To mitigate the effects of commodity price fluctuations on our oil production, we have the following open fixed price swaps at March 31, 2013:

	Volume (barrels per day)	Weighted Average Price ($ per Bbl)	Fair Value at March 31, 2013
			(In thousands)
Fixed Price Swaps:
April 2013 - December 2013	5,000	$100.55	$9,346
Under our 2013 fixed price swap contracts, we have hedged approximately 23% of our expected 2013 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These fixed price swaps are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815 and related pronouncements.
Commitments
In connection with our acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller's (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we can access the trust for use in plugging and abandonment charges associated with the property. As of March 31, 2013, the plugging and abandonment trust totaled approximately $3.1 million. At March 31, 2013, we have plugged 354 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2013.
New Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires additional information about amounts reclassified out of accumulated other comprehensive income by component. This ASU requires the presentation, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The requirements of this ASU are effective prospectively for reporting periods beginning after December 15, 2012 with early adoption permitted. We have adopted the provisions of this ASU for reporting periods in 2013. Adoption of this ASU had no impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past five years, the West Texas Intermediate posted price for crude oil has ranged from a low of $30.28 per barrel, or Bbl, in December 2008 to a high of $145.31 per Bbl in July 2008. The Henry Hub spot market price of natural gas has ranged from a low of $1.83 per MMBtu in September 2009 to a high of $13.31 per MMBtu in July 2008. On May 1, 2013, the West Texas Intermediate posted price for crude oil was $91.03 per barrel and the Henry Hub spot market price of natural gas was $4.31 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations.
To mitigate the effects of commodity price fluctuations on our oil production, we have the following open fixed price swaps at March 31, 2013:

	Volume (barrels per day)	Weighted Average Price ($ per Bbl)	Fair Value at March 31, 2013
			(In thousands)
Fixed Price Swaps:
April 2013 - December 2013	5,000	$100.55	$9,346
Under our 2013 contracts, we have hedged approximately 23% of our estimated 2013 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These fixed price swaps are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815 and related pronouncements. At March 31, 2013, we had a net liability derivative position of $9.3 million as compared to a net liability derivative position of $9.4 million as of March 31, 2012, related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $14.8 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $14.8 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Our revolving credit facility is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. As of October 17, 2012 (the latest date on which we had borrowings outstanding), amounts borrowed under our revolving credit facility bore interest at the eurodollar rate of 2.97%. As of March 31, 2013, we had no variable interest rate borrowings outstanding; therefore, an increase in interest rates would not have impacted our interest expense. As of March 31, 2013, we did not have any interest rate swaps to hedge our interest risks.

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
As of March 31, 2013, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Vice President and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
The Louisiana Department of Revenue, or LDR, is disputing our severance tax payments to the State of Louisiana from the sale of oil under fixed price contracts during the years 2005 through 2007. The LDR maintains that we paid approximately $1.8 million less in severance taxes under fixed price terms than the severance taxes we would have had to pay had we paid severance taxes on the oil at the contracted market rates only. We have denied any liability to the LDR for underpayment of severance taxes and have maintained that we were entitled to enter into the fixed price contracts with unrelated third parties and pay severance taxes based upon the proceeds received under those contracts. We have maintained our right to contest any final assessment or suit for collection if brought by the State. On April 20, 2009, the LDR filed a lawsuit in the 15th Judicial District Court, Lafayette Parish, in Louisiana against our company seeking $2.3 million in severance taxes, plus interest and court costs. We filed a response denying any liability to the LDR for underpayment of severance taxes and are defending our company in the lawsuit. The LDR had taken no further action on this lawsuit since filing its petition other than propounding discovery requests to which we have responded. Since serving discovery requests on the LDR and receiving the LDR's responses in 2012, there has been no further activity on the case and no trial date has been set.
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
In November 2006, Cudd Pressure Control, Inc., or Cudd, filed a lawsuit against us, Great White Pressure Control LLC, or Great White, and six former Cudd employees in the 129th Judicial District Harris County, Texas. This case went to trial on September 5, 2012 and on September 28, 2012 the jury rendered its verdict, awarding no damages to the plaintiffs. We along with all defendants filed a Motion for Entry of Judgment that is consistent with the jury's verdict. Cudd filed an Application for Disgorgement and a Motion for Judgment Notwithstanding the Verdict. The court denied all of Cudd's post-trial motions on October 12, 2012 and the court issued its final judgment on January 10, 2013. On that same day, Cudd filed motions for a new trial and to modify, correct or reform the judgment. In April 2013, the parties agreed to dismiss the case with prejudice and the proceedings are now concluding.
On July 30, 2010, six individuals and one limited liability company sued 15 oil and gas companies in Cameron Parish Louisiana for surface contamination in areas where the defendants operated in an action entitled Reeds et al. v. BP American Production Company et al., 38th Judicial District. No. 10-18714. The plaintiffs' original petition for damages, which did not name us as a defendant, alleges that the plaintiffs' property located in Cameron Parish, Louisiana within the Hackberry oil field is contaminated as a result of historic oil and gas exploration and production activities. The plaintiffs allege that the defendants conducted, directed and participated in various oil and gas exploration and production activities on their property which allegedly have contaminated or otherwise caused damage to the property, and have sued the defendants for alleged breaches of oil, gas and mineral leases, as well as for alleged negligence, trespass, failure to warn, strict liability, punitive damages, lease liability, contract liability, unjust enrichment, restoration damages, assessment and response costs and stigma damages. On December 7, 2010, we were served with a copy of the plaintiffs' first supplemental and amending petition which added four additional plaintiffs and six additional defendants, including us, bringing the total number of defendants to 21. It also increased the total acreage at issue in this litigation from 240 acres to approximately 1,700 acres. In addition to the damages sought in the original petition, the plaintiffs now also seek: damages sufficient to cover the cost of conducting a comprehensive environmental assessment of all present and yet unidentified pollution and contamination of their property; the cost to restore the property to its pre-polluted original condition; damages for mental anguish and annoyance, discomfort and inconvenience caused by the nuisance created by defendants; land loss and subsidence damages and the cost of backfilling canals and other excavations; damages for loss of use of land and lost profits and income; attorney fees and expenses; and damages for evaluation and remediation of any contamination that threatens groundwater. In addition to us, current defendants include ExxonMobil Oil Corporation, Mobil Exploration & Producing North America Inc., Chevron U.S.A. Inc., The Superior Oil Company, Union Oil Company of California, BP America Production Company, Tempest Oil Company, Inc., ConocoPhillips Company, Continental Oil Company, WM. T. Burton Industries, Inc., Freeport Sulphur Company, Eagle Petroleum Company, U.S. Oil of Louisiana, M&S Oil Company, and Empire Land Corporation, Inc. of Delaware. On January 21, 2011, we filed a pleading challenging the legal sufficiency of the petitions on several grounds and requesting that they either be dismissed or that plaintiffs be required to amend such petitions. In response to the pleadings filed by us and similar pleadings filed by other defendants, the plaintiffs filed a third amending petition with exhibits which expands the description of the property at issue, attaches numerous aerial photos and identifies the mineral leases at issue. In response, we and numerous defendants re-urged their pleadings challenging the legal sufficiency of the petitions. Some of the defendants' grounds for challenging the plaintiffs' petitions were heard by the court on May 25, 2011 and were denied. The court signed the written judgment on December 9, 2011. We noticed our intent to seek supervisory review on December 19, 2011 and the trial court fixed a return date of January 11, 2012 for the filing of the writ application. We filed our supervisory writ, which was denied by the Louisiana Third Circuit Court of Appeal and the Louisiana Supreme Court. We have been active in serving discovery requests and responding to discovery requests from the plaintiffs. A trial date has been set for September 2013, but there can be no assurance that the trial will commence at that time.
Due to the early stages of the LDR and Reed litigation, the outcome is uncertain and management cannot determine the amount of loss, if any, that may result. In each case, management has determined the possibility of loss is remote. However, litigation is inherently uncertain. Adverse decisions in one or more of the above matters could have a material adverse effect on our financial condition or results of operations and management cannot determine the amount of loss, if any, that may result.
We have been named as a defendant in various other lawsuits related to our business. In each such case, management has determined that the possibility of loss is remote. The resolution of these matters is not expected to have a material adverse effect on our financial condition or results of operations in future periods.

ITEM 1A.	RISK FACTORS

See risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not Applicable.

(c)	We do not have a share repurchase program, and during the three months ended March 31, 2013, we did not purchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

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

Date: May 9, 2013

GULFPORT ENERGY CORPORATION

/s/ JAMES D. PALM
James D. Palm Chief Executive Officer
/s/ MICHAEL G. MOORE
Michael G. Moore Chief Financial Officer

S -1