Form 10-K
period 2013-12-31
GULFPORT ENERGY CORP
filed 2014-02-28
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013 OR

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
Large Accelerated filer  ☒    Accelerated filer   ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 28, 2013, based on the closing price of the common stock on the NASDAQ Global Select Market on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter ($47.09 per share), was $3,651,716,766,540.00.
As of February 21, 2014, 85,217,533 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Gulfport Energy Corporation’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

GULFPORT ENERGY CORPORATION

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

On February 26, 2014, we entered into an agreement to acquire approximately 8,200 additional net acres in the Utica Shale. See "- Recent Developments" below. As of February 27, 2014, after giving pro forma effect to the acquisition, we would have owned leasehold interests in approximately 167,700 gross (165,400 net) acres in the Utica Shale in Eastern Ohio. We spud our first well, the Wagner 1-28H, on our Utica Shale acreage in February 2012 and, as of December 31, 2013, had spud 66 wells, 38 of which were completed and are producing. In 2013, we spud 52 gross (39 net) wells, of which 24 were completed as producing wells, 11 were waiting on completion, one was non-productive, nine were waiting on horizontal rigs and seven were still being drilled as of December 31, 2013. As of February 14, 2014, we had spud six gross (five net) wells all of which were still drilling. In addition, 61 gross (3.5 net) wells were drilled by other operators on our Utica Shale acreage during 2012 and 2013.
We have seven rigs under contract on our Utica Shale acreage. We currently intend to drill 85 to 95 gross (64 to 71 net) wells on our Utica Shale acreage in 2014 for an estimated aggregate cost of $594.0 million to $634.0 million.
Aggregate net production from our Utica Shale acreage during the three months ended December 31, 2013 was approximately 984,528 net barrels of oil equivalent, or BOE, or 10,701 BOE per day, 68% of which was from natural gas and 32% of which was from oil and natural gas liquids, or NGLs. During January 2014, our average daily net production from the Utica Shale was approximately 15,897 BOE, 27% of which was from oil and NGLs and 73% of which was from natural gas.
In 2013, at our WCBB field, we recompleted 87 wells and drilled 22 wells. Of the 22 new wells drilled at WCBB in 2013, 21 were completed as producing wells and one was being drilled at year end. In the fourth quarter of 2013, production at WCBB was approximately 346,736 BOE, or an average of 3,769 BOE per day, 97% of which was from oil and 3% of which was from natural gas. During January 2014, our average net daily production at WCBB was approximately 3,158 BOE, 100% of which was from oil. During 2014, we currently anticipate drilling 22 to 24 wells at our WCBB field for an estimated aggregate cost of $42.0 million to $45.0 million.
In 2013, at our East Hackberry field, we recompleted 61 wells and drilled 16 wells. Of the 16 new wells drilled at East Hackberry during 2013, 13 were completed as producing wells, one was non-productive, one was waiting on completion and one was being drilled at year end. In the fourth quarter of 2013, net production at East Hackberry was approximately 188,536 BOE, or an average of 2,049 BOE per day, 90% of which was from oil and 10% of which was from natural gas. During January 2014, our average net daily production at East Hackberry was approximately 2,431 BOE, 93% of which was from oil and 7% of which was from natural gas. During 2014, we currently anticipate drilling ten to twelve wells for an estimated aggregate cost of $24.0 million to $26.0 million.
In 2013, at our West Hackberry field, we recompleted two wells and drilled two wells as of December 31, 2013. Of the two new wells drilled at West Hackberry during 2013, both were productive. In the fourth quarter of 2013, net production at West Hackberry was approximately 6,466 BOE, or an average of 70 BOE per day, 100% of which was from oil. During January 2014, our average net daily production at West Hackberry was approximately 110 BOE, 100% of which was from oil.

Effective as of April 1, 2010, we acquired leasehold interests in the Niobrara Formation in Northwestern Colorado and, as of December 31, 2013, we held leases for approximately 7,481 net acres. During the year ended December 31, 2013, there were no wells spud on our Niobrara Formation acreage. In the fourth quarter of 2013, net production from our Niobrara Formation acreage was approximately 4,552 BOE, or an average of 49 BOE per day, 100% of which was from oil. During January 2014, our average net daily production from our Niobrara Formation acreage was approximately 55 BOE, 100% of which was from oil. During 2014, we currently do not anticipate drilling any wells in the Niobrara Formation.
As of December 31, 2013, we held approximately 864 net acres in the Bakken Formation of Western North Dakota and Eastern Montana with interests in 13 wells and overriding royalty interests in certain existing and future wells. In the fourth quarter of 2013, our net production from this acreage was approximately 2,412 BOE, or an average of 26 BOE per day, of which 90% was from oil and 10% was from NGLs. During January 2014, our average daily net production from our Bakken Formation acreage was approximately 93 BOE, of which 88% was from oil and 12% was from natural gas.
As of December 31, 2013, we owned approximately 7.2% of the outstanding common stock of Diamondback, a NASDAQ Global Select Market listed company to which we contributed our Permian Basin oil and gas interests in October 2012 immediately prior to the Diamondback IPO. See Notes 4 and 5 to our consolidated financial statements included elsewhere in this report for additional information regarding our investment in Diamondback.
We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. As of December 31, 2013, Grizzly had approximately 830,000 net acres under lease in the Athabasca and Peace River oil sands regions of Alberta, Canada and had drilled an aggregate of 255 core holes and six water supply test wells on ten separate lease blocks and conducted a number of seismic programs. Grizzly has three oil sands projects in various stages of development. At Grizzly's 11,300 barrel per day steam-assisted gravity drainage, or SAGD, oil sand project at Algar Lake, steam generation commenced and was circulating through the plant and well pad facilities by year-end 2013 and reservoir steam injection commenced in January 2014, with first production expected by the end of the first quarter of 2014. In the first quarter of 2012, Grizzly acquired the May River property comprising approximately 47,000 acres. At May River, an initial 12,000 barrel per day development application was filed with the regulatory authorities in the fourth quarter of 2013, covering the eastern portion of the May River lease. A 29 well delineation drilling program was completed in the first quarter of 2013 over the development application area and a 2D seismic program covering approximately 80 kilometers is currently underway to more fully define the development area. At the Thickwood thermal project, activities have included the completion of a 22 well core hole drilling program and the acquisition of 31 kilometers of seismic data. A development application for a 12,000 barrel per day oil sands project at Thickwood was filed in the fourth quarter of 2012. Grizzly has also entered into a memorandum of understanding that outlines the rate structure for a ten year agreement with Canadian National Railway Company, or CN, to transport its bitumen to the U.S. Gulf Coast via CN's rail network. Grizzly expects that this arrangement will provide consistent access to Brent-based pricing from Grizzly's Algar Lake project. Grizzly is developing a rail loadout facility in Conklin, Alberta, which we refer to as the Windell Terminal, and a rail to barge off-load facility on the lower Mississippi River, which we refer to as the Paulina Terminal. Construction of the 15,000 barrel per day truck to rail transloading Windell Terminal proximate to its May River lease, is expected to be completed and ready for operation by the end of the first quarter of 2014. In the U.S. Gulf Coast, Grizzly has begun engineering design work of the 40,000 barrel per day rail/barge Paulina terminal project located on the lower Mississippi River and has filed development permits.

We own a 23.5% ownership interest in Tatex Thailand II, LLC, or Tatex II. Tatex II, a privately held entity, holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC, or APICO, an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 243,000 acres which includes the Phu Horm Field.
We also own a 17.9% ownership interest in Tatex Thailand III, LLC, or Tatex III. Tatex III owns a concession covering approximately 245,000 acres in Southeast Asia. In 2009, Tatex III completed a 3-D seismic survey on this concession. The first well was drilled on our concession in 2010 and was temporarily abandoned pending further scientific evaluation. In March 2011, the second well was drilled to a depth of 15,026 feet and logged approximately 5,000 feet of apparent possible gas saturated column. Pressure buildup information confirmed that this wellbore lacked the permeability to deliver commercial quantities of gas. However, despite an apparently well-developed porosity system suggesting potential for a large amount of gas in place, testing of the well did not exhibit that there was sufficient permeability to produce in commercial quantities. In October 2013, Tatex III spud the TEW-K well, located to the south of the TEW-E well. The well tested gas at non-commercial rates. During drilling, the well flowed gas with rates as high as 20 MMcf per day of gas; however, no acceptable sustainable rate was established.

In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. In the first quarter of 2013, we participated in the formation of Stingray Energy Services LLC, or Stingray Energy, with an initial ownership interest of 50%. Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. In 2012, we participated in the formation of Stingray Pressure Pumping LLC, or Stingray Pressure, Stingray Cementing LLC, or Stingray Cementing, and Stingray Logistics LLC, or Stingray Logistics, with an initial ownership interest in each entity of 50%. These entities provide well completion and other well services. In 2012, we also participated in the formation of Blackhawk Midstream LLC, or Blackhawk, and Timber Wolf Terminals, LLC, or Timber Wolf, with an initial ownership interest of 50% in each entity. Blackhawk coordinates gathering, compression, processing and marketing activities in connection with the development of our Utica Shale acreage and Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. Also in 2012, we acquired a 22.5% equity interest in Windsor Midstream LLC, or Midstream which owns a 28.4% equity interest in a gas processing plant in West Texas. In 2011 and 2012, we acquired an aggregate 40% equity interest in Bison Drilling and Field Services LLC, or Bison, which owns and operates drilling rigs and related equipment. Also in 2011, we acquired a 25% interest in Muskie Proppant LLC, or Muskie (formerly known as Muskie Holdings LLC), which is engaged in the processing and sale of hydraulic fracturing grade sand. See Note 5 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments.

As of December 31, 2013, we had 38.4 million barrels of oil equivalent, or MMBOE, of proved reserves with a present value of estimated future net revenues, discounted at 10%, or PV-10, of approximately $696.9 million and associated standardized measure of discounted future net cash flows of approximately $578.5 million, excluding reserves attributable to our interests in Diamondback, Grizzly, Tatex II and Tatex III. See "Item 2. Properties-Proved Oil and Natural Gas Reserves” for our definition of PV-10, a non-GAAP financial measure, and a reconciliation of our standardized measure of discounted future net cash flows to PV-10.
Recent Developments
On February 26, 2014, we entered into a binding letter of intent with Rhino Resources Partners LP, or Rhino, to acquire approximately 8,200 net acres in the Utica Shale of Eastern Ohio and approximately 1,000 BOEPD of production during January 2014 for a total purchase price of $185.0 million, subject to closing adjustments. These assets constitute all the rights, title and interest in leasehold and mineral interests covered by all oil and gas leases owned by Rhino in the Utica Shale in Eastern Ohio, together with all wells, production, data, equipment, contracts permits and privileges relating to the ownership of such properties. We are the operator of substantially all of this acreage. We plan to fund this acquisition from existing cash on hand. The acquisition is expected to close by the end of March 2014, however the transaction remains subject to completion of due diligence and other closing conditions, and there can be no assurance that the transaction will be completed.
Principal Oil and Natural Gas Properties
The following table presents certain information as of December 31, 2013 reflecting our net interest in our principal producing oil and natural gas properties in the Utica Shale in Eastern Ohio, along the Louisiana Gulf Coast, in the Niobrara Formation in Northwestern Colorado and in the Bakken Formation in Western North Dakota and Eastern Montana.

								Proved Reserves
Field	NRI/WI (1)	Productive Wells (2)		Non-Productive Wells		Developed Acreage (3)		Gas	Oil	NGLs	Total
	Percentages	Gross	Net	Gross	Net	Gross	Net	MBOE	MBOE	MBOE	MBOE
Utica Shale (4)	51.61/63.9	38	24	1	1	10,627	8,694	23,983	2,696	5,674	32,353
West Cote Blanche Bay Field (5)	80.108/100	110	110	201	201	5,668	5,668	241	3,737	—	3,978
E. Hackberry Field (6)	80.309/100	47	47	86	86	3,931	3,931	142	1,170	—	1,312
W. Hackberry Field	83.333/100	4	4	19	19	1,192	1,192	—	470	—	470
Niobrara Formation	36.77/47.85	6	3	1	1	3,448	1,724	25	186	—	211
Bakken Formation (4)	2.16/1.795	13	0.3	—	—	1,862	163	13	86	—	99
Overrides/Royalty Non-operated	Various	266	0.45	2	0.06	—	—	4	1	1	6

Total		484	188.75	310	308.06	26,728	21,372	24,408	8,346	5,675	38,429

(1)	Net Revenue Interest (NRI)/Working Interest (WI) for producing wells.

(2)	Includes three gross and net wells at WCBB that are producing intermittently.

(3)	Developed acres are acres spaced or assigned to productive wells. Approximately 13% of our acreage is developed acreage and has been held by production.
(4) Includes NRI/WI from wells that have been drilled or in which we have elected to participate.

(5)
We have a 100% working interest (80.108% average NRI) from the surface to the base of the 13900 Sand which is located at 11,320 feet. Below the base of the 13900 Sand, we have a 40.40% non-operated working interest (29.95% NRI).

(6)	NRI shown is for producing wells.

Utica Shale (Eastern Ohio)
Location and Land
As of December 31, 2013, we had acquired leasehold interests in approximately 152,000 gross (143,000 net) acres in the Utica Shale in Eastern Ohio,
Area History
Based on the estimates published by the Ohio Department of Natural Resources, or ODNR, which were last updated in 2012, the Utica Shale has a recoverable potential of 1.3 billion to 5.5 billion barrels of oil and 3.8 to 15.7 trillion cubic feet of natural gas in Ohio alone. During 2012 and 2013, a number of oil and gas companies made significant investments in acquiring Utica Shale acreage in Eastern Ohio. As of February 9, 2013, the ODNR reported that in the Utica Shale in Ohio there were 65 producing horizontal wells, 236 horizontal wells that had been drilled but were not yet completed or connected to a pipeline, 15 horizontal wells that were being drilled and an additional 272 horizontal wells that had been permitted.
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

Facilities
There are standard land oil and gas processing facilities in the Utica Shale. We will be required to build facilities located at well site pads inclusive of storage tank batteries, oil/gas/water separation equipment, vapor recovery units, line heaters, compression and applicable metering.
Recent and Future Activities
We spud our first well, the Wagner 1-28H, on our Utica Shale acreage in February 2012 and, as of December 31, 2013, had spud 66 wells, 38 of which were completed and are producing. In 2013, we spud 52 gross (39 net) wells, of which 24 were completed and are productive, 11 were waiting on completion, one was non-productive, nine were waiting on horizontal rigs and seven were still being drilled as of December 31, 2013. As of February 14, 2014, we had spud six gross (five net) wells during 2014 all of which were still drilling. In addition, 49 gross (2.6 net) wells were drilled by other operators on our Utica Shale acreage during 2013.
We have seven rigs under contract on our Utica Shale acreage. We currently intend to drill 85 to 95 gross (64 to 71 net) wells on our Utica Shale acreage in 2014.
Production Status

Aggregate net production from the Utica Shale during the three months ended December 31, 2013 was approximately 984,528 BOE, or 10,701 BOE per day, 68% of which was from natural gas and 32% of which was from oil and NGLs. From January 1, 2014 through January 31, 2014, our average daily net production from the Utica Shale was approximately 15,897 BOE, 27% of which was from oil and NGLs and 73% of which was from natural gas. The increase in January 2014 production is a result of our 2013 drilling activities.

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
Area History and Production
Texaco, now Chevron Corporation, drilled the discovery well in this field in 1940 based on a seismic and gravitational anomaly. WCBB was subsequently developed on an even 160-acre pattern for much of the remainder of the decade. Developmental drilling continued and reached its peak in the 1970s when over 300 wells were drilled in the field. Of the 1,047 wells drilled as of December 31, 2013, 949 were completed as producing wells. As a result, the field has a historic success rate of 91% for all wells drilled. From the date of our acquisition of WCBB in 1997 through December 31, 2013, we drilled 236 new wells, 215 of which were productive, for a 91% success rate. As of December 31, 2013, estimated field cumulative gross production was 195.3 MMBOE and 237.0 Bcf of gas. Of the 1,047 wells drilled in WCBB as of December 31, 2013, 107 were producing, 201 were shut-in, three were producing intermittently and five were being used as salt water disposal wells. The other 731 wells have been plugged and abandoned.
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
There are over 100 distinct sandstone reservoirs recognized throughout most of the field, and nearly 200 major and minor discrete intervals have been tested. Within the 1,047 wells that had been drilled in the field as of December 31, 2013, over 4,000 potential zones have been penetrated. These sands are highly porous and permeable reservoirs primarily with a strong water drive.
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
Recent and Future Activity
In 2013, we recompleted 87 gross and net wells and drilled 22 gross and net wells at WCBB. Of the 22 new wells drilled at WCBB in 2013, 21 were completed as producers and one was being drilled at year end. As of February 14, 2014, we had recompleted nine wells during 2014, drilled one well and were in the process of drilling one additional well in our WCBB field. Of the 22 wells drilled in 2013, 22 were considered deep wells. The 21 productive wells, with total depths ranging from 8,100 to 10,104 feet, have approximately 2,225 feet of aggregate apparent net pay. We currently anticipate drilling 22 to 24 gross and net wells at WCBB during 2014.
Production Status
In the fourth quarter of 2013, our production at WCBB was approximately 346,736 net BOE, or an average of 3,769 BOE per day, 97% of which was from oil and 3% of which was from natural gas. From January 1, 2014 through January 31, 2014, our average net daily production at WCBB was approximately 3,158 BOE, 100% of which was from oil. The decrease in average net daily production in January 2014 was due to normal production declines and the impact of extreme winter conditions.
East Hackberry Field
Location and Land
The East Hackberry field in Louisiana is located along the western shore and the land surrounding Lake Calcasieu, 15 miles inland from the Gulf of Mexico. We own a 100% working interest (approximately 80.309% average NRI) in certain producing oil and natural gas properties situated in the East Hackberry field. As of December 31, 2013, we held beneficial interests in approximately 4,512 acres, including the Erwin Heirs Block, which is located on land, and the adjacent State Lease 50 Block, which is located primarily in the shallow waters of Lake Calcasieu. We licensed approximately 54 square miles of 3-D seismic data covering a portion of the area and have received a processed version of the seismic data.
Area History and Production
The East Hackberry field was discovered in 1926 by Gulf Oil Company, now Chevron Corporation, by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 2013 was over 3,426 MBOE and 330.4 Bcf of casinghead gas production. A total of 254 wells have been drilled on our portion of the field. As of December 31, 2013, 47 wells had daily production, 86 were shut-in and three had been converted to salt water disposal wells. The remaining 118 wells had been plugged and abandoned.
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
Facilities
We have a field office that serves both the East and West Hackberry fields. In addition, we own and operate three production facilities at East Hackberry that include two land based tank batteries, a production barge, five natural gas compressors, dehydration units and salt water disposal systems.
Recent and Future Activity
During 2013 at East Hackberry, we recompleted 61 gross and net wells and drilled 14 gross and net land wells and two gross and net wells on water. Of the 16 wells drilled during 2013, 13 were completed as producing wells, one was non-productive, one was waiting on completion and one was being drilled at year end. As of February14, 2014, we had recompleted seven wells during 2014, drilled one well and were in the process of drilling one additional well in our East Hackberry field. We currently intend to drill ten to twelve gross and net wells in our East Hackberry field during 2014.
Production Status
In the fourth quarter of 2013, our net production at East Hackberry was approximately 188,536 BOE, or an average of 2,049 BOE per day, 90% of which was from oil and 10% of which was from natural gas. From January 1, 2014 through January 31, 2014, our average net daily production at East Hackberry was approximately 2,431 BOE, 93% of which was from oil and 7% of which was from natural gas. The increase in production in 2014 is a result of our 2013 drilling and recompletion activities.
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
Area History
The first discovery well at West Hackberry was drilled in 1938 and the field was developed by Superior Oil Company, now ExxonMobil Corporation, between 1938 and 1988. The estimated cumulative oil and condensate production through 2013 was 344 MBOE and 140 Bcf of natural gas. There have been 40 wells drilled to date on our portion of West Hackberry. Currently, four of such wells are producing, 19 are shut-in and one has been converted to a saltwater disposal well. The remaining 16 wells have been plugged and abandoned.
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

Recent and Future Activity
During 2013 at West Hackberry, we recompleted two gross and net wells and drilled two gross and net wells both of which were productive as of year end. As of February14, 2014, no new wells had been drilled in our West Hackberry field.
Production Status
In the fourth quarter of 2013, our net production at West Hackberry was approximately 6,466 BOE, or an average of 70 BOE per day, 100% of which was from oil. From January 1, 2014 through January 31, 2014, our average net daily production at West Hackberry was approximately 110 BOE and was 100% from oil.
Facilities
We own and operate a production facility at West Hackberry that includes a land based tank battery and salt water disposal system.
Niobrara Formation (Northwestern Colorado)
Location and Land
Effective as of April 1, 2010, we acquired leasehold interests in the Niobrara Formation in Northwestern Colorado and, as of December 31, 2013, we held leases for approximately 7,481 net acres. In 2013, no wells were spud on our Niobrara Formation acreage.
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
Geology
The Niobrara Formation oil play in Northwestern Colorado is located between the Piceance Basin to the south and the Sand Wash Basin to the north. Rocks mainly consist of interbedded organic-rich shales, calcareous shales and marlstones. It is the fractured marlstone intervals locally known as the Buck Peak, Tow Creek and Wolf Mountain benches that account for the majority of the areas production. These fractured carbonate reservoirs are associated with anticlinal, synclinal and monoclinal folds, and fault zones. This proven oil accumulation is considered to be continuous in nature and lightly explored. Source rocks are predominantly oil prone and thermally mature with respect to oil generation. The producing intervals are geologically equivalent to the Niobrara Formation reservoirs of the DJ and Powder River Basins, which are currently emerging as a major crude resource play.
Production Status
In the fourth quarter of 2013, our net production from our Niobrara Formation acreage was approximately 4,552 BOE, or an average of 49 BOE per day, 100% of which was from oil. From January 1, 2014 through January 31, 2014, our average daily net production from our Niobrara Formation acreage was approximately 55 BOE, 100% of which was from oil.
Facilities
There are typical land oil and gas processing facilities in the Niobrara Formation. Our facilities located at well locations include storage tank batteries, oil/gas/water separation equipment and pumping units.

Recent and Future Activity
We have completed a 60 square mile 3-D seismic survey over our Craig Dome prospect and have received a processed version of the seismic. We do not anticipate drilling any wells in the Niobrara Formation during 2014.
Bakken Formation
Location and Land
The Bakken Formation is located in the Williston Basin areas of Western North Dakota and Eastern Montana. As of December 31, 2013, we held approximately 864 net acres, interests in 13 wells and an overriding royalty interests in certain existing and future wells.
Production Status
In the fourth quarter of 2013, our net production from our Bakken Formation acreage was approximately 2,412 BOE, or an average of 26 BOE per day, of which 90% was from oil and 10% was from NGLs. From January 1, 2014 through January 31, 2014, our average net daily production from this acreage was approximately 93 BOE, of which 88% was from oil and 12% was from natural gas.
Facilities
There are typical land oil and gas processing facilities in the Williston Basin. The facilities located at well locations include storage tank batteries, oil/gas/water separation equipment and pumping units.
Recent and Future Activities
Six gross (1.3 net) wells were drilled on our Bakken Formation acreage in 2013. As of February 14, 2014, no new wells had been drilled on our Bakken Formation acreage in 2014.
Additional Properties
Louisiana. In addition to our interests in the WCBB, East Hackberry and West Hackberry fields, we also own working interests and overriding royalty interest in various fields in Louisiana, Texas and Oklahoma as described in the following table as of December 31, 2013:

Field	State	Parish/County	Acreage Working Interest	Overriding Royalty Interests	Producing Wells	Non-Producing Wells
Deer Island	Louisiana	Terrebonne	3.125%	—%	1	—
Napoleonville	Louisiana	Assumption	—%	2.5%	3	—
Crest	Texas	Ochiltree	2%	—%	1	—
Eagle City South	Oklahoma	Dewey	1.04%	—%	1	—
Fay South	Oklahoma	Blaine	0.301%	—%	1	—
Squaw Cheek	Oklahoma	Blaine	0.694%	—%	1	—

Our Equity Investments
Permian Basin. On October 11, 2012, we contributed to Diamondback, prior to the closing of the Diamondback IPO, all of our oil and natural gas interests in the Permian Basin. At the closing of this contribution, Diamondback issued to us (i) 7,914,036 shares of Diamondback common stock and (ii) a promissory note for $63.6 million, which was repaid to us at the closing of the Diamondback IPO on October 17, 2012. This aggregate consideration was subject to a post-closing cash adjustment based on changes in the working capital, long-term debt and certain other items of a Diamondback subsidiary as of the date of this contribution. In January 2013, we received an additional payment from Diamondback of $18.6 million as a result of this post-closing adjustment. As of December 31, 2013, we owned approximately 7.2% of Diamondback's outstanding common stock. Our investment in Diamondback is accounted for as an equity method investment.

Grizzly Oil Sands. We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc., an entity owned by certain investment funds managed by Wexford Capital LP, or Wexford. As of December 31, 2013, Grizzly had approximately 830,000 net acres under lease in the Athabasca and Peace River oil sands regions of Alberta, Canada and had three oil sands projects in various stages of development and had drilled an aggregate of 255 core holes and six water supply test wells on ten separate lease blocks and conducted a number of seismic programs. Regulatory approval of Grizzly's 11,300 barrel per day steam-assisted gravity drainage, or SAGD, oil sand project at Algar Lake was received in the fourth quarter of 2011. During 2012, an 11 kilometer road was constructed to the project site, water and natural gas supply pipelines were installed, central plant modules were assembled, transported to the project site and lifted into place, ten production well pairs were drilled and completed and well pad modules and flow lines back to the central plant were installed. Steam generation commenced and was circulating through the plant and well pad facilities by year-end 2013. Reservoir steam injection commenced in January 2014 with first production expected by the end of the first quarter of 2014. In the first quarter of 2012, Grizzly acquired the May River property comprising approximately 47,000 acres. An initial 12,000 barrel per day development application was filed with the regulatory authorities in the fourth quarter of 2013, covering the eastern portion of the May River lease. A 29 well delineation drilling program was completed in the first quarter of 2013 over the development application area and a 2D seismic program covering approximately 80 kilometers is currently underway to more fully define the development area. At the Thickwood thermal project, Grizzly's activities included the completion of a 22 well core hole drilling program and the acquisition of 31 kilometers of seismic data. A development application for a 12,000 barrel per day oil sands project at Thickwood was filed in the fourth quarter of 2012. Grizzly has also entered into a memorandum of understanding that outlines the rate structure for a ten year agreement with Canadian National Railway Company, or CN, to transport its bitumen to the U.S. Gulf Coast via CN's rail network. Grizzly expects that this arrangement will provide consistent access to Brent-based pricing from Grizzly's Algar Lake project. Grizzly is developing the Windell Terminal, a rail loadout facility in Conklin, Alberta, and the Paulina Terminal, a rail to barge off-load facility on the lower Mississippi River. Construction of the 15,000 barrel per day Windell Terminal, proximate to its May River lease, is expected to be completed and ready for operation by the end of the first quarter of 2014. In the U.S. Gulf Coast, Grizzly has begun engineering design work of the 40,000 barrel per day Paulina Terminal project located on the lower Mississippi River and has filed development permits.
Thailand. We own a 23.5% ownership interest in Tatex Thailand II, LLC, or Tatex II. Tatex II, a privately held entity, holds 85,122 of the 1,000,000 outstanding shares of APICO, an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 243,000 acres which includes the Phu Horm Field. Our investment is accounted for on the equity method. Tatex II accounts for its investment in APICO using the cost method. In December 2006, first gas sales were achieved at the Phu Horm field located in northeast Thailand. Phu Horm's initial gross production was approximately 60 million cubic feet per day. For 2013, net gas production was approximately 88 MMcf per day and condensate production was 382 barrels per day. Hess Corporation, or Hess, operates the field with a 35% interest. Other interest owners include APICO (35% interest), PTT Exploration and Production Public Company Limited (20% interest) and ExxonMobil (10% interest). Our gross working interest (through Tatex II as a member of APICO) in the Phu Horm field is 0.7%. Since our ownership in the Phu Horm field is indirect and Tatex II's investment in APICO is accounted for by the cost method, these reserves are not included in our year-end reserve information.
We own a 17.9% ownership interest in Tatex Thailand III, LLC, or Tatex III. Tatex III owns a concession covering approximately 245,000 acres in Southeast Asia. In 2009, Tatex III completed a 3-D seismic survey on this concession. The first well was drilled on our concession in 2010 and was temporarily abandoned pending further scientific evaluation. In March 2011, the second well was drilled to a depth of 15,026 feet and logged approximately 5,000 feet of apparent possible gas saturated column. Pressure buildup information confirmed that this wellbore lacked the permeability to deliver commercial quantities of gas. However, despite an apparently well-developed porosity system suggesting potential for a large amount of gas in place, testing of the well did not exhibit that there was sufficient permeability to produce in commercial quantities. In October 2013, Tatex III spud the TEW-K well, located to the south of the TEW-E well. The well tested gas at non-commercial rates. During drilling, the well flowed gas with rates as high as 20 MMcf per day of gas; however, no acceptable sustainable rate was established.
Other Investments. In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. In the first quarter of 2013, we participated in the formation of Stingray Energy with an initial ownership interest of 50%. Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. In 2012, we participated in the formation of Stingray Pressure, Stingray Cementing and Stingray Logistics, with an initial ownership interest in each entity of 50%. These entities provide well completion and other well services. In 2012, we also participated in the formation of Blackhawk and Timber Wolf, with an initial ownership interest of 50% in each entity. Blackhawk coordinates gathering, compression, processing and marketing activities in connection with the development of our

Utica Shale acreage and Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. Also in 2012, we acquired a 22.5% equity interest in Midstream which owns a 28.4% equity interest in a gas processing plant in West Texas. In 2011 and 2012, we acquired an aggregate 40% equity interest in Bison, which owns and operates drilling rigs and related equipment. Also in 2011, we acquired a 25% interest in Muskie, which is engaged in the processing and sale of hydraulic fracturing grade sand. See Note 5 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments.
Competition

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
Marketing and Customers
The availability of a ready market for any oil and/or natural gas we produce depends on numerous factors beyond the control of our management, including but not limited to the demand for oil and natural gas and the level of domestic production and imports of oil, the proximity and capacity of gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and natural gas production and federal regulation of gas sold in interstate commerce. The oil and natural gas we produce in Louisiana is sold to purchasers who service the areas where our wells are located. We sell the majority of our Southern Louisiana oil to Shell Trading Company, or Shell. Shell takes custody of the oil at the outlet from our oil storage barge. Our production from WCBB is being sold in accordance with the Shell posted price for West Texas/New Mexico Intermediate crude plus or minus Platt's trade month average P+ value, plus or minus the Platt's HLS/WTI trade month average differential less $2.00 per barrel for transportation. Shell is the purchaser of our Utica Shale oil and pays us NYMEX less $10.00 per barrel. Markwest Utica purchases our Utica Shale NGLs. We have agreements in place with various purchasers for our Utica Shale natural gas production. In 2013, our Utica Shale natural gas was sold under monthly, seasonal and long term contracts and, as needed, through trades. Pricing was based on Dominion South Point (Dominion Eastern and Dominion Transmission) or Texas Eastern M2 Zone, plus or minus the market differential. As discussed below under "- Transportation and Takeaway Capacity," we have entered into agreements to transport our natural gas production out of the Utica Basin in 2014 and beyond.
During the year ended December 31, 2013, we sold approximately 99% of our oil production to Shell Trading Company, or Shell, 100% of our natural gas liquids production to Markwest Utica and 32%, 31% and 17% of our natural gas production to Sequent Energy Management, L.P., or Sequent, Hess and Interstate Gas Supply, Inc., or Interstate Gas, respectively. During the year ended December 31, 2012, we sold approximately 92% and 8% of our oil production to Shell and Diamondback O&G LLC (a wholly-owned subsidiary of Diamondback formerly known as Windsor Permian LLC), or Diamondback O&G, respectively, 91% of our natural gas liquids production to Diamondback O&G and 41%, 18% and 16% of our natural gas production to Noble Americas Gas, Hess and Chevron, respectively. During 2011, we sold 93% and 7% of our oil production to Shell and Diamondback O&G, respectively, 100% of our natural gas liquids production to Diamondback O&G, and 50%, 27% and 22% of our natural gas production to Hilcorp Energy Company, Chevron and Diamondback O&G, respectively.
As of December 31, 2013, we had approximately 183,00 MMBtu per day of firm sales contracted with third parties. Of these sales, 33,000 MMBtu per day, 100,000 MMBtu per day and 50,000 MMBtu per day expire in 2015, 2016 and 2017, respectively.
Transportation and Takeaway Capacity
In Ohio, as of December 31, 2013, we had entered into firm transportation contracts for 2014, 2015 and 2016 for an aggregate of approximately 427,000 MMBtu per day, 677,000 MMBtu per day and 650,000 MMBtu per day, respectively. We are actively seeking to secure additional firm transportation contracts for incremental volumes from our Utica Shale acreage and expect to finalize additional contracts in the first half of 2014. Our primary long-haul firm transportation commitments include the following:

•	194,000 MMBtu per day of firm capacity on ANR Pipeline Company facilities that will allow us to reach the Michigan, Chicago and Wisconsin natural gas markets in 2014.

•
200,000 MMBtu per day of firm capacity on Tennessee Gas Pipeline facilities beginning in mid-2014 and, by the end of 2014, we expect to be able to reach Gulf Coast delivery points with the full contracted volumes; and

•	50,000 MMBtu per day of firm capacity to the Gulf Coast through Texas Gas Transmission facilities beginning in 2016.
Under firm transportation contracts, we are obligated to deliver minimum daily volumes or pay fees for any deficiencies in deliveries. We continue to actively identify and evaluate additional takeaway capacity to facilitate production growth in our Utica Basin position.
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
Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act, or OPA, and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. In November 2012, we and other entities involved in our WCBB field operations received a government subpoena, to which we have responded, for the production of documents and other information related primarily to a discharge of produced water that was allegedly identified by the U.S. Coast Guard in March 2012. We have had continuing communications with the government concerning these events and have been informed that the government may pursue claims against us and certain of our field personnel. We are continuing to cooperate with the investigation. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. These laws and regulations also prohibit certain activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. In addition, on October 20, 2011, the EPA announced a schedule to develop pre-treatment standards for wastewater discharges associated with hydraulic fracturing activities. If adopted, the new pretreatment rules will require shale gas operations to pretreat wastewater before transferring it to treatment facilities. Proposed rules are expected in April 2014. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.
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
Air Emissions. The federal Clean Air Act, as amended, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, in August 2012, the EPA approved final regulations under the federal Clean Air Act that establish new emission controls for oil and natural gas production and processing operations, which regulations are discussed in more detail under the caption “-Regulation of Hydraulic Fracturing.” These laws and regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. We believe that we are in substantial compliance with all applicable air emissions regulations and that we hold all necessary and valid construction and operating permits for our operations. Obtaining or renewing permits has the potential to delay the development of oil and natural gas projects.
Climate Change. Many nations have agreed to limit emissions of “greenhouse gases” pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, natural gas, and refined petroleum products, are “greenhouse gases,” or GHGs, regulated by the Kyoto Protocol. Although the United States is not participating in the Kyoto Protocol at this time, several states or geographic regions have adopted legislation and regulations to reduce emissions of greenhouse gases. Additionally, on April 2, 2007, the U.S. Supreme Court ruled, in Massachusetts, et al. v. EPA, that the EPA has the authority to regulate carbon dioxide emissions from automobiles as “air pollutants” under the federal Clean Air Act. Thereafter, in December 2009, the EPA issued an Endangerment Finding that determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because, according to the EPA, emissions of such gases contribute to warming of the earth's atmosphere and other climatic changes. In response to its endangerment finding, the EPA recently adopted two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act. The motor vehicle rule, which became effective in January 2011, purports to limit emissions of GHGs from motor vehicles. The EPA adopted the stationary source rule (or the “tailoring rule”) in May 2010, and it also became effective January 2011, although on October 15, 2013, the U.S. Supreme Court granted review of certain issues related to EPA’s authority to regulate such emissions from stationary sources. Oral argument on the issues before the Supreme Court was heard on February 24, 2014, and a decision is expected by July 2014.
Additionally, in September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including natural gas liquids fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA expanded its existing GHG reporting rule to include onshore and offshore oil and natural gas production and onshore processing, transmission, storage and distribution facilities, which may include certain of our facilities, beginning in 2012 for emissions occurring in 2011. In addition, the EPA has continued to adopt GHG regulations of other industries, such as a September 2013 proposed GHG rule that, if finalized, would set New Source Performance Standards for new coal-fired and natural-gas fired power plants. As a result of this continued regulatory focus, future GHG regulations of the oil and gas industry remain a possibility.
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
Endangered Species Act

Environmental laws such as the Endangered Species Act, as amended, or the ESA, may impact exploration, development and production activities on public or private lands. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the U.S., and prohibits taking of endangered species. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Federal agencies are required to insure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of our facilities on federal lands may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. The U.S. Fish and Wildlife Service may identify, however, previously unidentified endangered or threatened species or may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species, which could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

Occupational Safety and Health Act

We are also subject to the requirements of OSHA and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with the OSHA requirements.

Regulation of Hydraulic Fracturing

Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The federal Safe Drinking Water Act, or SDWA, regulates the underground injection of substances through the Underground Injection Control, or UIC, program. Hydraulic fracturing is generally exempt from regulation under the UIC program, and the hydraulic fracturing process is typically regulated by state oil and gas commissions. The EPA, however, has recently taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC program, specifically as “Class II” UIC wells. On February 12, 2014, the EPA published revised UIC Program guidance for oil and natural gas hydraulic fracturing activities using diesel fuel. The guidance document describes how regulations of Class II wells, which are those wells injecting fluids associated with oil and natural gas production activities, may be tailored to address the purported unique risks of diesel fuel injection during the hydraulic fracturing process. The EPA is encouraging state programs to review and consider use of the draft guidance. At the same time, the White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic-fracturing practices and the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities. Moreover, the EPA announced on October 20, 2011 that it is also launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards by 2014 that such wastewater must meet before being transported to a treatment plant. As part of these studies, the EPA has requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise.

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

In August 2012, the EPA approved final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA's rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rule includes a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. The EPA intends to issue revised rules that may be responsive to some of these requests.
In addition, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The federal government is currently undertaking several studies of hydraulic fracturing's potential impacts, the results of which are expected in 2014. These ongoing or proposed studies, depending on their degree of pursuit and whether any meaningful results are obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory authorities. The U.S. Department of Energy is conducting an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic-fracturing completion methods. Additionally, certain members of Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, the SEC to investigate the natural-gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shale formations by means of hydraulic fracturing, and the U.S. Energy Information Administration to provide a better understanding of that agency's estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates.
Some states in which we operate or hold oil and natural gas interests have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances and/or require the disclosure of the composition of hydraulic fracturing fluids. For example, in January 2012, the Ohio Department of Natural Resources issued a temporary moratorium on the development of hydraulic fracturing disposal wells in northeast Ohio, to study the relationship between these wells and minor earthquakes reported in the area. The Texas Railroad Commission and Louisiana Department of Natural Resources recently adopted rules and regulations requiring that well operators disclose the list of chemical ingredients subject to the requirements of federal Occupational Safety and Health Act (OSHA) to state regulators and on a public internet website. Effective August 26, 2011, Montana adopted hydraulic fracturing disclosure regulations under which well operators must provide information in drilling permit applications on the estimated volume and types of materials to be used in the proposed hydraulic fracturing activities. Upon completion of the well, well operators must provide the Montana Board of Oil and Gas Conservation with the volume and type of chemicals used, including the additive type, chemical ingredient names, and Chemical Abstracts Service, or CAS, number, subject to certain trade secret protections. On April 1, 2012, the North Dakota Industrial Commission enacted regulations requiring hydraulic fracturing well operators to disclose the hydraulic fluid composition, including the trade name, supplier, ingredients, CAS Number, and the maximum ingredient concentrations of all additives in the hydraulic fracturing fluid. Colorado enacted rules requiring similar disclosures on January 30, 2012. Also, on May 16, 2013, the U.S. Department of Interior, or DOI, issued a revised proposed rule that seeks to require companies operating on federal and Indian lands to (i) publicly disclose the chemicals used in the hydraulic fracturing process; (ii) confirm its wells meet certain construction standards and (iii) establish site plans to manage flowback water. DOI is expected to issue a final rule in 2014. We plan to use hydraulic fracturing in connection with the development and production of certain of our oil and natural gas properties and any increased federal, state, local, foreign or international regulation of hydraulic fracturing or offshore drilling, including legislation and regulation in the states in which we operate, could reduce the volumes of oil and gas that we can economically recover, which could materially and adversely affect our revenues and results of operations.
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
Currently, we have general liability insurance coverage with an annual aggregate limit of up to $21.0 million which includes sudden and accidental pollution for the effects of onshore and offshore pollution on third parties arising from our operations. For our offshore WCBB properties, we also have a $38.0 million property physical damage policy which insures against most operational perils, such as explosions, fire, vandalism, theft, hail and windstorms, provided, however, that this policy is limited to $12.5 million for damages arising as a result of a named windstorm. In the event of a loss under this policy, we have up to $12.6 million of business interruption coverage available after a 90 day waiting period. All of our insurance coverage includes deductibles of up to $250,000 per occurrence ($1.25 million in the case of a named windstorm) that must be met prior to recovery. Additionally, our insurance is subject to customary exclusions and limitations. We reevaluate the purchase of insurance, policy terms and limits annually each May. Future insurance coverage for our industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that we believe are economically acceptable. No assurance can be given that we will be able to maintain insurance in the future at rates that we consider reasonable and we may elect to maintain minimal or no insurance coverage. We may not be able to secure additional insurance or bonding that might be required by new governmental regulations. This may cause us to restrict our operations, which might severely impact our financial position. The occurrence of a significant event, not fully insured against, could have a material adverse effect on our financial condition and results of operations.
We carry control of well insurance for all of our Utica Shale wells and several Southern Louisiana wells. We also require all of our third party vendors to sign master service agreements in which they agree to indemnify us for injuries and deaths of the service provider's employees as well as contractors and subcontractors hired by the service provider.
We have prepared and have in place spill prevention control and countermeasure plans for each of our principal facilities in response to federal and state requirements. The plans are reviewed annually and updated as necessary. As required by applicable regulations, our facilities are built with oil containment features and we own certain oil containment equipment, such as oil boom to surround drill sites and production facilities if needed. In addition, we have emergency response companies on retainer. These companies specialize in the clean up of hydrocarbons as a result of spills, blow-outs and natural disasters, and are on call to us 24 hours a day, seven days a week when their services are needed. We pay these companies a retainer plus additional amounts when they provide us with clean up services. Our aggregate payments for the retainer and clean up services during 2013 and 2012 were approximately $0.7 million and $0.1 million, respectively. While these companies have been able to meet our service needs when required from time to time in the past, it is possible that the ability of one or more of them to provide services to us in the future, if and when needed, could be hindered or delayed in the event of a widespread disaster. However, in light of the areas in which we operate and the nature of our production, we believe other companies would be available to us in the event our primary remediation companies are unable to perform. To supplement our planning and operation activities in Ohio, we also actively manage an incident response planning program and coordinate with applicable state agency personnel on spills and releases. We also participate in Ohio's Emergency Planning and Community Right to Know Act (EPCRA) program, which includes reporting of various materials used or stored on-site as well as notification to state and local emergency response centers, such as local fire departments, for emergency planning purposes.

Headquarters and Other Facilities
We own an approximately 28,500 square foot office building in Oklahoma City, Oklahoma that serves as our corporate headquarters. Additionally, we lease approximately 20,800 square feet of office space in other buildings in Oklahoma City. We also own an approximately 12,500 square foot building in Lafayette, Louisiana. This building contains approximately 6,200 square feet of finished office area and 6,300 square feet of clear span warehouse area. We also lease approximately 3,700 square feet in a building in Lafayette that we use as our Louisiana headquarters. We recently completed construction of an approximately 5,700 square foot office building in St. Clairsville, Ohio that will serve as our Ohio headquarters. In addition, we lease 1,400 square feet of office space in St. Clairsville, Ohio. Each of these properties is suitable and adequate for its use.
Employees
At December 31, 2013, we had 118 employees. An unrelated Louisiana well servicing company provides all necessary field personnel needed to operate the WCBB and the Hackberry fields. During 2013, certain of our employees performed management and administrative services for affiliated companies for which we were reimbursed approximately $1.4 million.
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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past six years, the posted price for West Texas intermediate light sweet crude oil, which we refer to herein as West Texas Intermediate or WTI, has ranged from a low of $30.28 per barrel, or Bbl, in December 2008 to a high of $145.31 per Bbl in July 2008. The Henry Hub spot market price of natural gas has ranged from a low of $1.83 per MMBtu in September 2009 to a high of $13.31 per MMBtu in July 2008. During 2012, West Texas Intermediate prices ranged from $80.48 to $108.99 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.80 to $3.80 per MMBtu. On December 31, 2013, the West Texas Intermediate posted price for crude oil was $98.55 per barrel and the Henry Hub spot market price of natural gas was $4.19 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development results deteriorate, full cost accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties.

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
Our development and exploration operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a loss of properties and a decline in our oil and natural gas reserves.
Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, or both. To increase reserves and production, we undertake development, exploration and other replacement activities or use third parties to accomplish these activities. We have made and expect to make in the future substantial capital expenditures in our business and operations for the development, production, exploration and acquisition of oil and natural gas reserves. For example, we currently estimate our exploration and production capital expenditures for 2014 to be in the range of $675.0 million to $725.0 million and an additional $225.0 million to $275.0 million for acreage acquisitions in the Utica Shale.
Historically, we have financed capital expenditures primarily with cash flow from operations, the issuance of equity and debt securities and borrowings under our bank and other credit facilities. Our cash flow from operations and access to capital are subject to a number of variables, including:
•our proved reserves;
•the volume of oil and natural gas we are able to produce from existing wells;
•the prices at which oil and natural gas are sold; and
•our ability to acquire, locate and produce new reserves; and
• our ability to borrow under our credit facility.
We cannot assure you that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Further, our actual capital expenditures in 2014 could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we could be required to seek additional sources of capital, which may include traditional reserve base borrowings, debt financing, joint venture partnerships, production payment financings, sales of assets, offerings of debt or equity securities or other means. We cannot assure you that we will be able to obtain debt or equity financing on terms favorable to us, or at all.
If we are unable to fund our capital requirements, we may be required to curtail our operations relating to the exploration and development of our prospects, which in turn could lead to a possible loss of properties and a decline in our oil and natural gas reserves, or we may be otherwise unable to implement our development plan, complete acquisitions or take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues and results of operations. In addition, a delay in or the failure to complete proposed or future infrastructure projects could delay or eliminate potential efficiencies.

Our success depends on finding, developing or acquiring additional reserves, which requires significant capital expenditures.
Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, or both. To increase reserves and production, we undertake development, exploration and other replacement activities or use third parties to accomplish these activities. We have made, and expect to make in the future, substantial capital expenditures in our business and operations for the development, production, exploration and acquisition of oil and natural gas reserves. We may not have sufficient resources to acquire additional reserves or to undertake exploration, development, production or other replacement activities, such activities may not result in significant additional reserves and we may not have success drilling productive wells at low finding and development costs. If we are unable to replace our current production, the value of our reserves will decrease, and our business, financial condition and results of operations would be adversely affected. Furthermore, although our revenues may increase if prevailing oil and natural gas prices increase significantly, our finding costs for additional reserves could also increase.
Our failure to successfully identify, complete and integrate future acquisitions of properties or businesses could reduce our earnings and slow our growth.
There is intense competition for acquisition opportunities in our industry. The successful acquisition of producing properties requires an assessment of several factors, including:
• recoverable reserves;
• future oil and natural gas prices and their applicable differentials;
• operating costs; and
• potential environmental and other liabilities.
The accuracy of these assessments is inherently uncertain and we may not be able to identify attractive acquisition opportunities. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms.
Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our ability to complete acquisitions is dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. Further, these acquisitions may be in geographic regions in which we do not currently operate, which could result in unforeseen operating difficulties and difficulties in coordinating geographically dispersed operations, personnel and facilities. In addition, if we enter into new geographic markets, we may be subject to additional and unfamiliar legal and regulatory requirements. Compliance with regulatory requirements may impose substantial additional obligations on us and our management, cause us to expend additional time and resources in compliance activities and increase our exposure to penalties or fines for non-compliance with such additional legal requirements. Further, the success of any completed acquisition will depend on our ability to integrate effectively the acquired business into our existing operations. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. In addition, possible future acquisitions may be larger and for purchase prices significantly higher than those paid for earlier acquisitions.
No assurance can be given that we will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. Our failure to achieve consolidation savings, to integrate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations. The inability to effectively manage the integration of acquisitions could reduce our focus on subsequent acquisitions and current operations, which, in turn, could negatively impact our earnings and growth. Our financial position and results of operations may fluctuate significantly from period to period, based on whether or not significant acquisitions are completed in particular periods.

Properties we acquire may not produce as projected, and we may be unable to determine reserve potential, identify liabilities associated with the properties that we acquire or obtain protection from sellers against such liabilities.
Acquiring oil and natural gas properties requires us to assess reservoir and infrastructure characteristics, including recoverable reserves, development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. In connection with the assessments, we perform a review of the subject properties, but such a review will not necessarily reveal all existing or potential problems. In the course of our due diligence, we may not inspect every well or pipeline. We cannot necessarily observe structural and environmental problems, such as pipe corrosion, when an inspection is made. We may not be able to obtain contractual indemnities from the seller for liabilities created prior to our purchase of the property. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.
We may incur losses as a result of title defects in the properties in which we invest.
It is our practice in acquiring oil and natural gas leases or interests not to incur the expense of retaining lawyers to examine the title to the mineral interest. Rather, we rely upon the judgment of oil and gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to acquire a lease in a specific mineral interest. The existence of a material title deficiency can render a lease worthless and can adversely affect our results of operations and financial condition.
Prior to the drilling of an oil or natural gas well, however, it is the normal practice in our industry for the person or company acting as the operator of the well to obtain a preliminary title review to ensure there are no obvious defects in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct defects in the marketability of the title, and such curative work entails expense. Our failure to cure any title defects may delay or prevent us from utilizing the associated mineral interest, which may adversely impact our ability in the future to increase production and reserves. Additionally, undeveloped acreage has greater risk of title defects than developed acreage. If there are any title defects or defects in the assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss.
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
We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc., an entity owned by certain investment funds managed by Wexford. As of December 31, 2013 Grizzly had approximately 830,000 net acres under lease in the Athabasca and Peace River oil sands regions of Alberta, Canada. Our total net investment in Grizzly was approximately $191.5 million as of December 31, 2013. Grizzly has three oil sands projects in various states of development. At Grizzly's 11,300 barrel per day SAGD oil sand project at Algar Lake, reservoir steam injection commenced in January 2014 with first production expected by the end of the first quarter of 2014. In the first quarter of 2012, Grizzly acquired the May River property comprising approximately 47,000 acres and an initial 12,000 barrel per day development application was filed with the regulatory authorities in the fourth quarter of 2013, covering the eastern portion of the May River lease. At Grizzly's Thickwood thermal project, a development application for a 12,000 barrel per day oil sands project at Thickwood was filed in the fourth quarter of 2012. In addition, Grizzly is developing a rail loadout facility in Conklin, Alberta and a rail to barge off-load facility on the lower Mississippi River. These are complex projects and additional financing may be required. There can be no assurance that such financing, if required, could be obtained on commercially reasonable terms or at all, or that if one or more of these projects are completed that they will be successful or that we realize a return on our investment.

The unavailability, high cost or shortages of rigs, equipment, raw materials, supplies, oilfield services or personnel may restrict our operations.
The oil and natural gas industry is cyclical, which can result in shortages of drilling rigs, equipment, raw materials (particularly sand and other proppants), supplies and personnel. When shortages occur, the costs and delivery times of rigs, equipment and supplies increase and demand for and wage rates of qualified drilling rig crews also rise with increases in demand. In accordance with customary industry practice, we rely on independent third party service providers to provide most of the services necessary to drill new wells. If we are unable to secure a sufficient number of drilling rigs at reasonable costs, our financial condition and results of operations could suffer, and we may not be able to drill all of our acreage before our leases expire. Shortages of drilling rigs, equipment, raw materials (particularly sand and other proppants), supplies, personnel, trucking services, tubulars, fracking and completion services and production equipment could delay or restrict our exploration and development operations, which in turn could impair our financial condition and results of operations.
We rely on a few key employees whose absence or loss could disrupt our operations resulting in a loss of revenues.
Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services, particularly the loss of Michael G. Moore, our Interim Chief Executive Officer, President and Chief Financial Officer, our geophysicists or our lead operations personnel, could disrupt our operations resulting in a loss of revenues. Our executives are not restricted from competing with us if they cease to be employed by us, except under certain limited circumstances prohibiting competition while making use of our trade secrets. We are party to an employment agreement with each of these executive officers. As a practical matter, however, employment agreements may not assure the retention of our employees. Further, we do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.
Estimates of oil and natural gas reserves are uncertain and may vary substantially from actual production.
There are numerous uncertainties associated with estimating quantities of proved reserves and in projecting future rates of production and timing of expenditures. The reserve information herein represents estimates prepared by (i) Netherland, Sewell & Associates, Inc., or NSAI, with respect to our WCBB, Hackberry and Niobrara fields at each of December 31, 2013, 2012 and 2011, (ii) Ryder Scott with respect to our Utica Shale acreage at December 31, 2013 and 2012 and our Permian Basin acreage at December 31, 2011 (which acreage has been contributed to Diamondback as described in Item 1. “Our Equity Investments”) and (iii) our personnel with respect to our overriding royalty and non-operated interests at December 31, 2013, 2012 and 2011. Petroleum engineering is not an exact science. Information relating to our proved oil and natural gas reserves is based upon engineering estimates. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, future site restoration and abandonment costs, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, capital expenditures and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.
Estimates of reserves as of year-end 2013, 2012 and 2011 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2013, 2012 and 2011, respectively, in accordance with the revised guidelines of the SEC applicable to reserves estimates for such years. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties.

The present value of future net revenues from our proved reserves is not necessarily the same as the current market value of our estimated oil and natural gas reserves. We base the estimated discounted future net revenue from our proved reserves for 2013, 2012 and 2011 on an average price equal to the unweighted arithmetic average of prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2013, 2012 and 2011, respectively, in accordance with the revised guidelines of the SEC applicable to reserves estimates for such years. However, actual future net revenues from our oil and natural gas properties also will be affected by factors such as:

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
SEC rules could limit our ability to book additional proved undeveloped reserves in the future.
SEC rules require that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years after the date of booking. This requirement has limited and may continue to limit our ability to book additional proved undeveloped reserves as we pursue our drilling program. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill those wells within the required five-year timeframe.
The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate.
Approximately 35.2% of our total estimated proved reserves at December 31, 2013, were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.
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
The marketability of our oil and natural gas production depends in part upon the availability, proximity and capacity of natural gas lines and transportation barges owned by third parties. In general, we do not control these transportation facilities and our access to them may be limited or denied. A significant disruption in the availability of these transportation facilities or our compression and other production facilities could adversely impact our ability to deliver to market or produce our oil and natural gas and thereby cause a significant interruption in our operations. We are at particular risk with respect to oil and natural gas produced at our WCBB field and from our Utica Shale acreage. In October 2006, for example, a natural gas line in our WCBB field operated by our natural gas purchaser was ruptured by a third party contractor, requiring the field to be shut in for approximately seven weeks until the line could be repaired. Further, we are dependent on our oil purchaser to provide the barges necessary to transport our oil production from the WCBB field. With respect to our Utica Shale acreage where we are focusing a significant portion of our exploration and development activity, historically there has been no or only limited infrastructure in this area and the commencement of production from our initial and subsequent wells on our Utica Shale acreage has been delayed due to challenges in obtaining rights-of-way and acquiring necessary state and federal permitting and the completion of facilities by our midstream service provider. If we are unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounter compression or other production related difficulties, we will be required to shut in or curtail production from the impacted field(s). Any such shut in or curtailment, or an inability to obtain favorable terms for delivery of the oil and natural gas produced from our fields, would adversely affect our financial condition and results of operations.
Substantially all of our producing properties are located in Eastern Ohio and Louisiana, making us vulnerable to risks associated with operating in these regions.
Our largest fields by production are located in Eastern Ohio and approximately five miles off the coast of Louisiana in a shallow bay with water depths averaging eight to ten feet. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production in these geographic regions caused by weather conditions such as snow, ice, fog, rain, hurricanes or other natural disasters or lack of field infrastructure. Losses could occur for uninsured risks or in amounts in excess of any existing insurance coverage. We may not be able to obtain and maintain adequate insurance at rates we consider reasonable and it is possible that certain types of coverage may not be available.
Our identified drilling locations, which are part of our anticipated future drilling plans, are susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.
We have identified over 800 drilling locations on our Louisiana, Ohio and Western Colorado properties. These drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, oil and natural gas prices, inclement weather, costs, drilling results and regulatory changes. Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.
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
Our operations are subject to all of the hazards and operating risks associated with drilling for and production of oil and natural gas, including the risk of fire, explosions, blowouts, surface cratering, uncontrollable flows of natural gas, oil and formation water, pipe or pipeline failures, abnormally pressured formations, casing collapses and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases. In addition, our operations are subject to risks associated with hydraulic fracturing, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including chemical additives. We may face liability for environmental damage caused by previous owners of properties purchased by us, which liabilities may or may not be covered by insurance. For example, we are a defendant in a private civil lawsuit in Cameron Parish, Louisiana brought against over 20 oil and natural gas companies for alleged surface contamination as distributed elsewhere in this report. The occurrence of any of these events could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigations and penalties, suspension of operations and repairs required to resume operations.
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
We may incur significant delays, costs and liabilities as a result of federal, state and local environmental, health and safety requirements applicable to our exploration, development and production activities. These laws and regulations may, among other things: (i) require us to obtain a variety of permits or other authorizations governing our air emissions, water discharges, waste disposal or other environmental impacts associated with drilling, producing and other operations; (ii) regulate the sourcing and disposal of water used in the drilling, fracturing and completion processes; (iii) limit or prohibit drilling activities in certain areas and on certain lands lying within wilderness, wetlands, frontier and other protected areas; (iv) require remedial action to prevent or mitigate pollution from former operations such as plugging abandoned wells or closing earthen pits; and/or (v) impose substantial liabilities for spills, pollution or failure to comply with regulatory filings. In addition, these laws and regulations may restrict the rate of oil or natural gas production. These laws and regulations are complex, change frequently and have tended to become increasingly stringent over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and, in some instances, issuance of orders or injunctions limiting or requiring discontinuation of certain operations. Under certain environmental laws that impose strict as well as joint and several liability, we may be required to remediate contaminated properties currently or formerly operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. In addition, the risk of accidental and/or unpermitted spills or releases from our operations could expose us to significant liabilities, penalties and other sanctions under applicable laws. In November 2012, we and other entities involved in our WCBB field operations received a government subpoena, to which we have responded, for the production of documents and other information related primarily to an alleged discharge of produced water in March 2012. We have had continuing communications with the government concerning these events and have been informed that the government may pursue claims against us and certain of our field personnel. We are continuing to cooperate with the investigation. Additionally, in September 2013, we entered a compliance agreement with the Ohio Division of Oil and Gas Resources Management concerning aspects of our operations at seven drilling sites in Ohio. See “-We have entered into a compliance agreement with the Ohio Division of Oil and Gas Resources Management and, if we fail to comply with the conditions of the compliance agreement, all or part of our drilling and producing operations in the State of Ohio may be suspended.”
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
Our operations involve utilizing the latest drilling and completion techniques as developed by us and our service providers. Risks that we face while drilling include, but are not limited to, landing our well bore in the desired drilling zone, staying in the desired drilling zone while drilling horizontally through the formation, running our casing the entire length of the well bore and being able to run tools and other equipment consistently through the horizontal well bore. Risks that we face while completing our wells include, but are not limited to, being able to fracture stimulate the planned number of stages, being able to run tools the entire length of the well bore during completion operations and successfully cleaning out the well bore after completion of the final fracture stimulation stage. In addition, to the extent we engage in horizontal drilling, those activities may adversely affect our ability to successfully drill in one or more of our identified vertical drilling locations. Furthermore, certain of the new techniques we are adopting, such as infill drilling and multi-well pad drilling, may cause irregularities or interruptions in production due to, in the case of infill drilling, offset wells being shut in and, in the case of multi-well pad drilling, the time required to drill and complete multiple wells before any such wells begin producing. The results of our drilling in new or emerging formations are more uncertain initially than drilling results in areas that are more developed and have a longer history of established production. Newer or emerging formations and areas often have limited or no production history and consequently we are less able to predict future drilling results in these areas.
Ultimately, the success of these drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems, and/or declines in natural gas and oil prices, the return on our investment in these areas may not be as attractive as we anticipate. Further, as a result of any of these developments we could incur material write-downs of our oil and natural gas properties and the value of our undeveloped acreage could decline in the future.
We have been an early entrant into the Utica Shale in Eastern Ohio. As a result, our drilling results in this area may vary, and the value of our undeveloped acreage will decline if drilling results are unsuccessful.
We spud our first well, the Wagner 1-28H, on our Utica Shale acreage in February 2012 and, as of December 31, 2013, had spud 66 wells, 38 of which had been completed and were producing. In 2013, we spud 52 gross (39 net) wells, of which 24 were completed and are productive, one was non-productive, nine were waiting on a horizontal rig, 11 were waiting on completion and seven were still being drilled as of December 31, 2013. As of February 14, 2014, we had spud six gross (five net) wells during 2014 all of which were still drilling. In addition, 49 gross (2.6 net) wells were drilled by other operators on our Utica Shale acreage during 2013. We have seven rigs under contract on our Utica Shale acreage. We currently intend to drill 85 to 95 gross (64 to 71 net) wells on our Utica Shale acreage in 2014. While our costs to acquire undeveloped acreage in this emerging play have generally been less than those of later entrants into a developing play, our drilling results in this area are more uncertain than drilling results in areas that are developed and producing. Since the Utica Shale has limited production history and since we have limited experience drilling in this play, it is difficult to predict our future drilling results. Our cost of drilling, completing and operating wells in this area may be higher than initially expected, and the value of our undeveloped acreage in the Utica Shale may decline if drilling results are unsuccessful. We cannot assure you that unproved property acquired, or undeveloped acreage leased, by us in the Utica Shale or other emerging plays will be profitably developed, that wells drilled by us in prospects that we pursue will be productive or that we will recover all or any portion of our investment in such unproved property or wells.
Part of our strategy involves using some of the latest available horizontal drilling and completion techniques, which involve risks and uncertainties in their application.
Our operations involve utilizing some of the latest drilling and completion techniques as developed by us and our service providers. Risks that we face while drilling include, but are not limited to, the following:
•effectively controlling the level of pressure flowing from particular wells;
•landing our wellbore in the desired drilling zone;
•staying in the desired drilling zone while drilling horizontally through the formation;
•running our casing the entire length of the wellbore; and
•being able to run tools and other equipment consistently through the horizontal wellbore.

Risks that we face while completing our wells include, but are not limited to, the following:
•the ability to fracture stimulate the planned number of stages;
•the ability to run tools the entire length of the wellbore during completion operations; and
•the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage
The results of our drilling in new or emerging formations are more uncertain initially than drilling results in areas that are more developed and have a longer history of established production. Newer or emerging formations and areas have limited or no production history and, consequently, we are more limited in assessing future drilling results in these areas. If our drilling results are less than anticipated, the return on our investment for a particular project may not be as attractive as we anticipated and we could incur material write-downs of unevaluated properties and the value of our undeveloped acreage could decline in the future.
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
A significant portion of our net leasehold acreage is undeveloped, and that acreage may not ultimately be developed or become commercially productive, which could cause us to lose rights under our leases as well as have a material adverse effect on our oil and natural gas reserves and future production and, therefore, our future cash flow and income.
A significant portion of our net leasehold acreage is undeveloped, or acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves. In addition, many of our oil and natural gas leases require us to drill wells that are commercially productive, and if we are unsuccessful in drilling such wells, we could lose our rights under such leases. Our future oil and natural gas reserves and production and, therefore, our future cash flow and income are highly dependent on successfully developing our undeveloped leasehold acreage.
Our undeveloped acreage must be drilled before lease expiration to hold the acreage by production. In highly competitive markets for acreage, failure to drill sufficient wells to hold acreage could result in a substantial lease renewal cost or, if renewal is not feasible, loss of our lease and prospective drilling opportunities.
Unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. While none of our Utica Shale acreage leases are scheduled to expire until 2015, at that time 32% of our total Utica Shale undeveloped acreage as of December 31, 2013 will be subject to expiration, with 68% of such acreage expiring thereafter, although our Utica Shale leases generally grant us the right to extend these leases for an additional five-year period. As of December 31, 2013, leases representing 33%, 4%, 22%, 4% and 37%, respectively, of our total Niobrara Formation undeveloped acreage are scheduled to expire in 2014, 2015, 2016, 2017 and thereafter. The cost to renew expiring leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. As such, our actual drilling activities may differ materially from our current expectations, which could adversely affect our business.
Conservation measures and technological advances could reduce demand for oil and natural gas.
Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas services and products may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our oil and natural gas operations are subject to various federal, state and local governmental regulations that may be changed from time to time in response to economic and political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation, remediation, emission and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, permit revocations, requirements for additional pollution controls and injunctions limiting or prohibiting some or all of our operations. Moreover, these laws and regulations have continually imposed increasingly strict requirements for water and air pollution control and solid waste management. Significant expenditures may be required to comply with governmental laws and regulations applicable to us. We believe the trend of more expansive and stricter environmental legislation and regulations will continue. See Item 1. "Business-Regulations-Environmental Matters and Regulation" and Item 1. "Business-Regulation-Other Regulation of The Oil and Natural Gas Industry" for a description of the laws and regulations that affect us. See also “-Our operations may be exposed to significant delays, costs and liabilities as a result of environmental, health and safety requirements applicable to our business activities” above regarding a pending U.S. Environmental Protection Agency investigation regarding an alleged discharge of produced water in our WCBB field and a consent order we entered into with the Ohio Department of Natural Resources regarding our operations in the Utica Shale.
Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The federal Safe Drinking Water Act, or SDWA, regulates the underground injection of substances through the Underground Injection Control, or UIC, program. Hydraulic fracturing is generally exempt from regulation under the UIC program, and the hydraulic fracturing process is typically regulated by state oil and natural gas commissions. The Environmental Protection Agency, or EPA, however, has recently taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC program, specifically as “Class II” UIC wells. On February 12, 2014, the EPA published revised UIC Program guidance for oil and natural gas hydraulic fracturing activities using diesel fuel. The guidance document describes how regulations of Class II wells, which are those wells injecting fluids associated with oil and natural gas production activities, may be tailored to address the purported unique risks of diesel fuel injection during the hydraulic fracturing process. The EPA is encouraging state programs to review and consider use of the draft guidance. At the same time, the White House Council on Environmental Quality is conducting an administration-wide review of hydraulic fracturing practices and the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities. Moreover, the EPA announced on October 20, 2011 that it is also launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards by 2014 that such wastewater must meet before being transported to a treatment plant. As part of these studies, the EPA has requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise.
Legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress.
In August 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA's rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rule seeks to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. These rules will require a number of modifications to our operations, including the installation of new equipment to control emissions from our wells by January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. The EPA intends to issue revised rules that are likely responsive to some of these requests.
In addition, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The federal government is currently undertaking several studies of hydraulic fracturing's potential impacts, the results of which are expected in 2014. These ongoing or proposed studies, depending on their degree of pursuit and whether any meaningful results are obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory authorities. The U.S. Department of Energy has conducted an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic-fracturing completion methods. Additionally, certain members of Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shale formations by means of hydraulic fracturing, and the U.S. Energy Information Administration to provide a better understanding of that agency's estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates.
Several states in which we operate or hold oil and natural gas interests have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances and/or require the disclosure of the composition of hydraulic fracturing fluids. For example, in January 2012, the Ohio Department of Natural Resources, or ODNR, issued a temporary moratorium on the development of hydraulic fracturing disposal wells in northeast Ohio, to study the relationship between these wells and minor earthquakes reported in the area and the ODNR continues to monitor earthquake activity in proximity to wells undergoing hydraulic fracturing. The Texas Railroad Commission and Louisiana Department of Natural Resources recently adopted rules and regulations requiring that well operators disclose the list of chemical ingredients subject to the requirements of federal Occupational Safety and Health Act to state regulators and on a public internet website. Effective August 26, 2011, Montana adopted hydraulic fracturing disclosure regulations under which well operators must provide information in drilling permit applications on the estimated volume and types of materials to be used in the proposed hydraulic fracturing activities. Upon completion of the well, well operators must provide the Montana Board of Oil and Gas Conservation with the volume and type of chemicals used, including the additive type, chemical ingredient names, and Chemical Abstracts Service, or CAS, number, subject to certain trade secret protections. On April 1, 2012, the North Dakota Industrial Commission enacted regulations requiring hydraulic fracturing well operators to disclose the hydraulic fluid composition, including the trade name, supplier, ingredients, CAS Number, and the maximum ingredient concentrations of all additives in the hydraulic fracturing fluid. Colorado enacted rules requiring similar disclosures on January 30, 2012. Also, on May 6, 2013, the U.S. Department of Interior, or DOI, issued a revised proposed rule that seeks to require companies operating on federal and Indian lands to (i) publicly disclose the chemicals used in the hydraulic fracturing process; (ii) confirm its wells meet certain construction standards and (iii) establish site plans to manage flowback water. DOI is expected to issue a final rule in 2014. We plan to use hydraulic fracturing extensively in connection with the development and production of certain of our oil and natural gas properties and any increased federal, state, local, foreign or international regulation of hydraulic fracturing or offshore drilling, including legislation and regulation in the states in which we operate, could reduce the volumes of oil and natural gas that we can economically recover, which could materially and adversely affect our revenues and results of operations.
There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. If new laws or regulations are adopted that significantly restrict hydraulic fracturing, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal or state level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal or state legislation governing hydraulic fracturing.
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
The adoption of derivatives legislation by the U.S. Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business. The U.S. Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173), which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The legislation was signed into law by the President on July 21, 2010. In its rulemaking under the legislation, the Commodities Futures Trading Commission, or CFTC, has issued a final rule on position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents (with exemptions for certain bona fide hedging transactions). The CFTC's final rule was set aside by the U.S. District Court for the District of Columbia on September 28, 2012 and remanded to the CFTC to resolve ambiguity as to whether statutory requirements for such limits to be determined necessary and appropriate were satisfied. As a result, the rule has not yet taken effect, although the CFTC has indicated that it intends to appeal the court's decision and that it believes the Dodd-Frank Act requires it to impose position limits. The impact of such regulations upon our business is not yet clear. Certain of our hedging and trading activities and those of our counterparties may be subject to the position limits, which may reduce our ability to enter into hedging transactions.
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
Certain federal income tax deductions currently available with respect to natural gas and oil exploration and development may be eliminated, and additional state taxes on natural gas extraction may be imposed, as a result of future legislation.
The fiscal year 2014 budget proposed by the President recommends the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies, and legislation has been introduced in Congress that would implement many of these proposals. Such changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities for oil and gas production; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective.
The passage of this legislation or any other similar change in U.S. federal income tax law could eliminate or postpone certain tax deductions that are currently available with respect to natural gas and oil exploration and development, and any such change could negatively affect our financial condition and results of operations.
In February 2013, the Governor of the State of Ohio proposed a plan to enact new severance taxes in fiscal 2014 and 2015. However, the Ohio State Senate did not include a severance tax increase in the version of the budget bill that it passed on June 7, 2013. The possibility remains that the severance tax increase on horizontal wells will resurface during compromise talks on the budget.
The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas we produce.
Continuing political and social attention to the issue of climate change has resulted in existing and pending international agreements and national, regional, state and local regulation associated with greenhouse gas emissions. While we are subject to certain federal GHG monitoring and reporting requirements, we do not believe that our operations are adversely impacted by existing climate change requirements and initiatives and, at this time, it is not possible to predict with certainty how potential future laws or regulations addressing GHG emissions would impact our businesses or demand for the oil and natural gas we produce. In particular, for example, in December 2009, the EPA issued an Endangerment Finding that determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because, according to the EPA, emissions of such gases contribute to warming of the earth's atmosphere and other climatic changes. These findings by the EPA allowed the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. In response to its endangerment finding, the EPA recently adopted two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act. The motor vehicle rule, which became effective in January 2011, purports to limit emissions of GHGs from motor vehicles. The EPA adopted the stationary source rule (or the “tailoring rule”) in May 2010, and it also became effective January 2011, although on October 15, 2013, the U.S. Supreme Court granted review of certain issues related to EPA’s authority to regulate such emissions from stationary sources. Oral argument on the issues before the Supreme Court was heard on February 24, 2014, and a decision is expected by July 2014.

Additionally, in September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including natural gas liquids fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA expanded its existing GHG reporting rule to include onshore and offshore oil and natural gas production and onshore processing, transmission, storage and distribution facilities, which may include certain of our facilities, beginning in 2012 for emissions occurring in 2011. The EPA has continued to adopt GHG regulations of other industries, such as a September 2013 proposed GHG rule that, if finalized, would set New Source Performance Standards for new coal-fired and natural-gas fired power plants, which could have an adverse effect on our financial condition and results of operations. As a result of this continued regulatory focus, future GHG regulations of the oil and gas industry remain a possibility.
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
Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect the oil and natural gas industry, and state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.
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
The oil and natural gas we produce in Louisiana is sold to purchasers who service the areas where our wells are located. We sell the majority of our oil to Shell Trading Company, or Shell. Shell takes custody of the oil at the outlet from our oil storage barge. Our production from WCBB is being sold in accordance with the Shell posted price for West Texas/New Mexico Intermediate crude plus or minus Platt's trade month average P+ value, plus or minus the Platt's HLS/WTI differential less $2.00 per barrel for transportation. Shell is the purchaser of our Utica Shale oil and pays us NYMEX less $10.00 per barrel. Markwest Utica purchases our Utica Shale NGLs. We have agreements in place with various purchasers for our Utica Shale natural gas production. In 2013, our Utica Shale natural gas was sold under monthly, seasonal and long term contracts and, as needed, through trades. Pricing is based on Dominion South Point (Dominion Eastern and Dominion Transmission) or Texas Eastern M2 Zone, plus or minus the market differential. As discussed above under "- Transportation and Takeaway Capacity," we have entered into agreements to transport our natural gas production out of the Utica Basin in 2014 and beyond. During the year ended December 31, 2013, we sold approximately 99% of our oil production to Shell, 100% of our natural gas liquids production to Markwest Utica, and 32%, 31% and 17% of our natural gas production to Sequent, Hess and Interstate Gas, respectively. During 2012, we sold approximately 92% and 8% of our oil production to Shell and Diamondback O&G, respectively, 91% of our natural gas liquids production to Diamondback O&G, and 41%, 18% and 16% of our natural gas production to Noble Americas Gas, Hess and Chevron, respectively. During 2011, we sold 93% and 7% of our oil production to Shell and Diamondback O&G, respectively, 100% of our natural gas liquids production to Diamondback O&G and 22%, 27% and 50% of our natural gas production to Diamondback O&G, Chevron and Hilcorp Energy Company, respectively.
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
Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted arithmetic average of the first-day-of-the-month prices for 2013, 2012 and 2011 adjusted for any contract provisions or financial derivatives, if any, that hedge oil and natural gas revenue, excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, less income tax effects related to differences between the book and tax basis of the oil and natural gas properties. If the net book value reduced by the related net deferred income tax liability exceeds the ceiling, an impairment or noncash writedown is required. A ceiling test impairment can give us a significant loss for a particular period. Once incurred, a write down of oil and natural gas properties is not reversible at a later date, even if oil or gas prices increase. If prices of oil, natural gas and natural gas liquids decrease, we may be required to further write down the value of our oil and gas properties. Future non-cash asset impairments could negatively affect our results of operations.
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
We use fixed price derivative contracts to reduce price volatility associated with certain of our oil and natural gas sales. For the period from January 2014 through March 2014, we entered into fixed price swaps for 4,000 barrels of oil per day at a weighted average price of $104.75. For the period from April 2014 through December 2014 we entered into fixed price contracts for 2,000 barrels of oil per day at a weighted average price of $101.50. For January of 2014, we entered into fixed price swaps for 65,000 MMBtu per day at a weighted average price of $4.04. For the period from February 2014 through December 2014, we entered into fixed price swaps for 105,000 MMBtu per day at a weighted average price of $4.01. For the period from January 2015 through December 2015, we entered into fixed price swaps for 125,000 MMBtu per day at a weighted average price of $4.03. For the period from January 2016 through March 2016, we entered into fixed price swaps for 105,000 MMBtu per day at a weighted average price of $4.04. For April of 2016 we entered into fixed price swaps for 95,000 MMBtu per day at a weighted average price of $4.04. Under the 2014 contracts, we have hedged approximately 41% to 49% of our estimated 2014 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. In addition, these arrangements may limit the benefit to us of increases in the price of oil. These forward sales contracts and fixed price swaps are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815, “Derivatives and Hedging,” and related pronouncements.
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
As of December 31, 2013, we had total indebtedness (net of associated accrued discount and premium) of approximately $299.2 million, including $297.2 million attributable to our senior notes, and borrowing base availability of $150.0 million under our secured revolving credit facility, under which no borrowings are outstanding.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the senior notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. However, we cannot assure you that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations. In the absence of such cash flows, we could have substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our revolving credit facility and the indenture governing the senior notes restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and have an adverse effect on our financial condition.
Restrictive covenants in our secured revolving credit facility, the indenture governing the senior notes and in future debt instruments may restrict our ability to pursue our business strategies.
Our secured revolving credit facility and the indenture governing the senior notes limit, and the terms of any future indebtedness may limit, our ability, among other things, to:

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

We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants contained in our revolving credit facility and the indenture governing the senior notes. In addition, our revolving credit facility requires us to maintain certain financial ratios and tests. The requirement that we comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.
A breach of any of these restrictive covenants could result in default under our revolving credit facility. If default occurs, the lenders under our revolving credit facility may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, which would result in an event of default under the indenture governing the senior notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our revolving credit facility will also have the right to proceed against the collateral granted to them to secure the indebtedness. If the indebtedness under our revolving credit facility and the senior notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness.
Any significant reduction in our borrowing base under our revolving credit facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations, and we may not have sufficient funds to repay borrowings under our revolving credit facility if required as a result of a borrowing base redetermination.
Availability under our revolving credit facility is currently subject to a borrowing base of $150.0 million. The borrowing base is subject to scheduled semiannual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors. As of December 31, 2013, we had no outstanding borrowings under our revolving credit facility. We intend to continue borrowing under our revolving credit facility in the future. Any significant reduction in our borrowing base as a result of such borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow. Further if, the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of any such redetermination, we would be required to repay the excess. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.
We may still be able to incur substantial additional indebtedness in the future, which could further exacerbate the risks that we and our subsidiaries face.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our revolving credit facility and the indenture governing the senior notes restrict, but in each case do not completely prohibit, us from doing so. As of December 31, 2013, our borrowing base under our revolving credit facility was set at $150.0 million and we had no borrowings outstanding under this facility. In addition, the indenture governing the senior notes allows us to issue additional notes under certain circumstances which will also be guaranteed by the guarantors. The indenture governing the senior notes also allows us to incur certain other additional secured debt and allows us to have subsidiaries that do not guarantee the senior notes and which may incur additional debt, which would be structurally senior to the senior notes. In addition, the indenture governing the senior notes does not prevent us from incurring other liabilities that do not constitute indebtedness. If we or a guarantor incur any additional indebtedness that ranks equally with the senior notes (or with the guarantees thereof), including additional unsecured indebtedness or trade payables, the holders of that indebtedness will be entitled to share ratably with holders of the senior notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us or a guarantor. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
Our borrowings under our revolving credit facility expose us to interest rate risk.
Our earnings are exposed to interest rate risk associated with borrowings under our revolving credit facility. Our revolving credit facility is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. As of December 31, 2013, we had no variable interest rate borrowings outstanding; therefore, an increase in interest rates would not have impacted our interest expense. As of December 31, 2013, we did not hedge our interest rate risk. An increase in our interest rate at the time we have variable interest rate borrowings outstanding under our revolving credit facility will increase our costs, which may have a material adverse effect on our results of operations and financial condition.
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
As of December 31, 2013, we had a net operating loss, or NOL, carry forward of approximately $4.2 million for federal income tax purposes. Transfers of our stock in the future could result in an ownership change. In such a case, our ability to use the NOLs generated through the ownership change date could be limited. In general, the amount of NOLs we could use for any tax year after the date of the ownership change would be limited to the value of our stock (as of the ownership change date) multiplied by the long-term tax-exempt rate.

Future sales of our common stock may depress our stock price.
We have registered a substantial number of shares of our common stock under a registration statement filed with the SEC. Sales of these shares of our common stock in the public market or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, sales by certain of our stockholders of their shares could impair our ability to raise capital through the sale of common or preferred stock. As of February 21, 2014, there were 85,217,533 shares of our common stock issued and outstanding, excluding 503,636 shares of unvested restricted stock awarded under our Amended and Restated 2005 Stock Incentive Plan and 210,241 shares issuable upon exercise of outstanding options to purchase our common stock granted under our Amended and Restated 2005 Stock Incentive Plan.
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
Evaluation and Review of Reserves.
Reserve estimates at December 31, 2013 were prepared by NSAI with respect to our WCBB, Hackberry and Niobrara fields (16% of our proved reserves at December 31, 2013), by Ryder Scott with respect to our assets in the Utica Shale in Eastern Ohio (84% of our proved reserves at December 31, 2013) and by our personnel with respect to our overriding royalty and non-operated interests (less than 1% of our proved reserves at December 31, 2013).
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
We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with NSAI and Ryder Scott, our independent reserve engineers, to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our WCBB, Hackberry and Niobrara fields and our assets in the Utica Shale. Our internal technical team members meet with NSAI and Ryder Scott periodically throughout the year to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to NSAI and Ryder Scott for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. Our proved reserves attributable to our other minority interests are prepared internally by our internal staff of petroleum engineers and geoscience professionals. Our Vice President of Reservoir Engineering is primarily responsible for overseeing the preparation of all of our reserve estimates. He is a petroleum engineer with over 35 years of reservoir and operations experience and our geophysical staff has over 60 years combined industry experience. Our technical staff uses historical information for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs.
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

•	direct reporting responsibilities by our reservoir engineering department to our Chief Executive Officer; and

•	verification of property ownership by our land department.

The following table sets forth our estimated proved reserves at December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013			2012			2011
	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)
Proved developed	5,609	94,552	3,527	5,175	18,482	44	6,780	6,152	705
Proved undeveloped	2,737	51,894	2,148	2,931	15,289	101	7,174	9,576	2,086
Total (1)	8,346	146,446	5,675	8,106	33,771	145	13,954	15,728	2,791

	Year Ended December 31,
	2013	2012	2011
Total net proved oil and natural gas reserves (MBOE) (1)	38,429	13,879	19,367
PV-10 value (in millions) (2)	$696.9	$436.8	$490.5
Standardized measure (in millions) (3)	$578.5	$348.6	$376.7
 _____________________

(1)
Estimates of reserves as of year-end 2013, 2012 and 2011 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2013, 2012 and 2011, respectively, in accordance with revised guidelines of the SEC applicable to reserves estimates as of year-end 2013, 2012 and 2011. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(2)
Represents present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proven reserves. The estimated future net revenues set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on certain prevailing economic conditions. The estimated future production in our reserve reports for the years ended December 31, 2013, 2012 and 2011 is priced based on the 12-month unweighted arithmetic average of the first-day-of-the month price for the period January through December of the applicable year, using $96.78 per barrel and $3.67 per MMBtu for 2013, $91.32 per barrel and $2.76 per MMBtu for 2012 and $96.19 per barrel and $4.12 per MMBtu for 2011, and in each case adjusted by lease for transportation fees and regional price differentials.

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

	December 31,
	2013	2012	2011
	(In thousands)
Standardized measure of discounted future net cash flows	$578,466	$348,641	$376,681
Add: Present value of future income tax discounted at 10%	118,445	88,206	113,791
PV-10 value	$696,911	$436,847	$490,472

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
Additional information regarding estimates of proved reserves, proved developed reserves and proved undeveloped reserves, or PUDs, at December 31, 2013, 2012 and 2011 and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities, or Supplemental Information, in Note 19 to our consolidated financial statements included in this report. Also contained in the Supplemental Information are our estimates of future net cash flows and discounted future net cash flows from proved reserves. Additional information regarding our proved reserves can be found in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations” and “-Critical Accounting Policies and Estimates” included in this report.
Proved Undeveloped Reserves (PUDs)
As of December 31, 2013, our proved undeveloped reserves totaled 2,737 MBOE of oil, 51,894 MMcf of natural gas and 2,148 MBOE of NGLs, for a total of 13,534 MBOE. Approximately 87% of our PUDs at year-end 2013 were located in our Utica field, 6% were located in WCBB, 5% were located in our East Hackberry field and 1% of our PUDs were located in our Niobrara field. PUDs will be converted from undeveloped to developed as the applicable wells begin production. Changes in PUDs that occurred during 2013 were primarily due to:

•	Additions of 8,331 MBOE attributable to 2013 acquisitions and extensions in our Utica field and additions of 403 MBOE attributable to 2013 extensions in our Louisiana fields;

•	Conversion of approximately 341 MBOE attributable to PUDs into proved developed reserves;

•	Downward revisions to estimates of approximately 213 MBOE; and

•	Exclusion of 225 MBOE attributable to 13 PUD locations that were not scheduled to be drilled within the next five years.

Costs incurred relating to the development of PUDs were approximately $43.5 million in 2013. Estimated future development costs relating to the development of PUDs are projected to be approximately $135.4 million in 2014, $68.7 million in 2015, $8.5 million in 2016 and $8.5 million in 2017.
All PUD drilling locations are scheduled to be drilled prior to the end of 2018.
As of December 31, 2013, 7% of our total proved reserves were classified as proved developed non-producing.
Production, Prices, and Production Costs
The following table presents our production volumes, average prices received and average production costs during the periods indicated:

	2013		2012		2011
Production Volumes:
Oil (MBbls)	2,317		2,323		2,128
Gas (MMcf)	8,891		1,108		878
Natural gas liquids (MGal)	13,416		2,714		2,468
Oil equivalents (MBOE)	4,118		2,573		2,333
Average Prices:
Oil (per Bbl)	$96.74	(1)	$104.46	(1)	$104.33	(1)
Gas (per Mcf)	$2.36	(1)	$2.91		$4.37
Natural gas liquids (per Gal)	$1.27		$0.98		$1.25
Oil equivalents (per BOE)	$63.68		$96.63		$98.13
Production Costs:
Average production costs (per BOE)	$6.48		$9.45		$8.96
Average production taxes and midstream costs (per BOE)	$9.22		$11.43		$11.29
Total production and midstream costs and production taxes (per BOE)	$15.70		$20.88		$20.25

(1)	Includes various derivative contracts at a weighted average price of:

Per barrel
January – December 2013	$100.90
January – December 2012	$108.31
January – December 2011	$86.96

Per MMBtu
January – December 2013	$4.00
Excluding the effect of fixed price swaps, the average price for 2013 would have been $104.51 per barrel of oil, $3.73 per Mcf of gas and $70.99 per BOE. The total volume hedged for 2013 represented approximately 48% of our total sales volumes for the year. Excluding the effect of fixed price swaps, the average oil price for 2012 would have been $106.11 per barrel of oil and $98.12 per BOE. The total volume hedged for 2012 represented approximately 46% of our total sales volumes for the year. Excluding the effect of fixed price swap contracts, the average oil price for 2011 would have been $107.13 per barrel of oil and $100.68 per BOE. The total volume hedged for 2011 represented approximately 31% of our total sales volumes for the year.
The following table provides a summary of our production, average sales prices and average production costs for oil and gas fields containing 15% or more of our total proved reserves as of December 31, 2013:

	Year Ended December 31,
	2013	2012	2011
WCBB
Net Production
Oil (MBbls)	1,251	1,126	1,258
Gas (MMcf)	77	260	237
NGL (Mgal)	—	—	—
Total (MBOE)	1,264	1,169	1,298
Average Sales Price:
Oil (per Bbl)	$93.80	$105.19	$104.49
Gas (per Mcf)	$3.55	$2.89	$4.16
NGL (per Gal)	$—	$—	$—
Average Production Cost (per BOE)	$10.11	$9.66	$8.71

Utica Shale
Net Production
Oil (MBbls)	315	25	—
Gas (MMcf)	8,439	365	—
NGL (Mgal)	13,384	80	—
Total (MBOE)	2,040	87	—
Average Sales Price:
Oil (per Bbl)	$83.67	$78.21	$—
Gas (per Mcf)	$2.29	$2.99	$—
NGL (per Gal)	$1.27	$1.56	$—
Average Production Cost (per BOE)	$3.57	$8.30	$—

Productive Wells and Acreage
The following table presents our total gross and net productive and non-productive wells, expressed separately for oil and gas, and the total gross and net developed and undeveloped acres as of December 31, 2013.

	NRI/WI (1)	Productive Oil Wells (2)		Productive Gas Wells		Non-Productive Oil Wells		Non-Productive Gas Wells		Developed Acreage (3)		Undeveloped Acreage
Field	Percentages	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Utica Shale (4)	51.61/63.9	27	17	11	7	—	—	1	1	10,627	8,694	141,639	134,541
West Cote Blanche Bay Field (5)	80.108/100	110	110	—	—	183	183	18	18	5,668	5,668	—	—
E. Hackberry Field (6)	80.309/100	47	47	—	—	86	86	—	—	3,931	3,931	581	581
W. Hackberry Field	83.333/100	4	4	—	—	19	19	—	—	1,192	1,192	—	—
Niobrara Formation (7)	36.77/47.85	6	3	—	—	1	1	—	—	3,448	1,724	11,680	5,757
Bakken Formation (8)	2.16/1.795	13	0.3	—	—	—	—	—	—	1,862	163	3,505	701
Overrides/Royalty Non-operated	Various	266	0.45	—	—	2	0.06	—	—	—	—	—	—
Total		473	181.75	11	7	291	289.06	19	19	26,728	21,372	157,405	141,580

(1)	Net Revenue Interest (NRI)/Working Interest (WI).

(2)	Includes three gross and net wells at WCBB that are producing intermittently.

(3)	Developed acres are acres spaced or assigned to productive wells. Approximately 13% of our acreage is developed acreage and has been perpetuated by production.

(4)
None of our Utica acreage is scheduled to expire until 2015, at which time 32% of our total Utica Shale undeveloped acreage as of December 31, 2013 will be subject to expiration, with 68% of such acreage expiring thereafter, although our Utica Shale leases generally grant us the right to extend these leases for an additional five-year period. NRI/WI is from wells that have been drilled or in which we have elected to participate.

(5)
We have a 100% working interest (80.108% average NRI) from the surface to the base of the 13900 Sand which is located at 11,320 feet. Below the base of the 13900 Sand, we have a 40.40% non-operated working interest (29.95% NRI).

(6)	NRI shown is for producing wells.

(7)
The leases relating to our Niobrara Formation acreage will expire at the end of their respective primary terms unless the applicable leases are renewed or extended, we have commenced the necessary operations required by the terms of the applicable leases or we have obtained actual production from acreage subject to the applicable leases, in which event they will remain in effect until the cessation of production. Leases representing 33%, 4%, 22%, 4% and 37% of our total Niobrara undeveloped acreage are currently scheduled to expire in 2014, 2015, 2016, 2017 and thereafter, respectively.

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

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Recompletions:
Productive	150	150	92	92	100	96
Dry	—	—	1	0.5	—	—
Total	150	150	93	92.5	100	96
Development:
Productive	132	67	70	57	82	57
Dry	2	2	8	7	3	3
Total	134	69	78	64	85	60
Exploratory:
Productive	3	2.7	19	6	1	1
Dry	—	—	—	—	—	—
Total	3	2.7	19	6	1	1
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
The Louisiana Department of Revenue, or LDR, is disputing our severance tax payments to the State of Louisiana from the sale of oil under fixed price contracts during the years 2005 through 2007. The LDR maintains that we paid approximately $1.8 million less in severance taxes under fixed price terms than the severance taxes we would have had to pay had we paid severance taxes on the oil at the contracted market rates only. We have denied any liability to the LDR for underpayment of severance taxes and have maintained that we were entitled to enter into the fixed price contracts with unrelated third parties and pay severance taxes based upon the proceeds received under those contracts. We have maintained our right to contest any final assessment or suit for collection if brought by the State. On April 20, 2009, the LDR filed a lawsuit in the 15th Judicial District Court, Lafayette Parish, in Louisiana against us seeking $2.3 million in severance taxes, plus interest and court costs. We filed a response denying any liability to the LDR for underpayment of severance taxes. The LDR had taken no further action on this lawsuit since filing its petition other than propounding discovery requests to which we have responded. Since serving discovery requests on the LDR and receiving the LDR's responses in 2012, there has been no further activity on the case and no trial date has been set.
In December 2010, the LDR filed two identical lawsuits against us in different venues to recover allegedly underpaid severance taxes on crude oil for the period January 1, 2007 through December 31, 2010, together with a claim for attorney’s fees. The petitions do not make any specific claim for damages or unpaid taxes. As with the lawsuit filed by the LDR in 2009 discussed in the paragraph above, we deny all liability and will vigorously defend the lawsuit. The cases are in the early stages, and we have not yet filed a response to the recent lawsuits. The LDR filed motions to stay the lawsuits before we filed any responsive pleadings. Although there had been no activity on either of these lawsuits for years, in September 2013, the LDR moved to dismiss one of the identical lawsuits it filed in the 19th Judicial District Court in 2010, amended the petition it filed in the 15th Judicial District Court in 2010, and served discovery requests on us. The LDR asserts that we underpaid severance taxes by nearly $12 million from 2007 to 2010. The LDR also asserts that we owe an additional $4.4 million and may be subject to additional penalties. The LDR's claims are still in their infancy and there has been no formal discovery. In February 2014, the LDR has asserted that Gulfport owes additional severance taxes for the cash settlements it received to terminate forward sales contracts. We maintain that the LDR's claims are not well-grounded in fact or law and intend to aggressively defend the lawsuits.

On July 30, 2010, six individuals and one limited liability company sued 15 oil and gas companies in Cameron Parish Louisiana for surface contamination in areas where the defendants operated in an action entitled Reeds et al. v. BP American Production Company et al.,38th Judicial District. No. 10-18714. The plaintiffs’ original petition for damages, which did not name us as a defendant, alleges that the plaintiffs’ property located in Cameron Parish, Louisiana within the Hackberry oil field is contaminated as a result of historic oil and gas exploration and production activities. The plaintiffs allege that the defendants conducted, directed and participated in various oil and gas exploration and production activities on their property which allegedly have contaminated or otherwise caused damage to the property, and have sued the defendants for alleged breaches of oil, gas and mineral leases, as well as for alleged negligence, trespass, failure to warn, strict liability, punitive damages, lease liability, contract liability, unjust enrichment, restoration damages, assessment and response costs and stigma damages. On December 7, 2010, we were served with a copy of the plaintiffs’ first supplemental and amending petition which added four additional plaintiffs and six additional defendants, including us, bringing the total number of defendants to 21. It also increased the total acreage at issue in this litigation from 240 acres to approximately 1,700 acres. In addition to the damages sought in the original petition, the plaintiffs now also seek: damages sufficient to cover the cost of conducting a comprehensive environmental assessment of all present and yet unidentified pollution and contamination of their property; the cost to restore the property to its pre-polluted original condition; damages for mental anguish and annoyance, discomfort and inconvenience caused by the nuisance created by defendants; land loss and subsidence damages and the cost of backfilling canals and other excavations; damages for loss of use of land and lost profits and income; attorney fees and expenses and damages for evaluation and remediation of any contamination that threatens groundwater. In addition to us, current defendants include ExxonMobil Oil Corporation, Mobil Exploration & Producing North America Inc., Chevron U.S.A. Inc., The Superior Oil Company, Union Oil Company of California, BP America Production Company, Tempest Oil Company, Inc., ConocoPhillips Company, Continental Oil Company, WM. T. Burton Industries, Inc., Freeport Sulphur Company, Eagle Petroleum Company, U.S. Oil of Louisiana, M&S Oil Company, and Empire Land Corporation, Inc. of Delaware. On January 21, 2011, we filed a pleading challenging the legal sufficiency of the petitions on several grounds and requesting that they either be dismissed or that plaintiffs be required to amend such petitions. In response to the pleadings filed by us and similar pleadings filed by other defendants, the plaintiffs filed a third amending petition with exhibits which expands the description of the property at issue, attaches numerous aerial photos and identifies the mineral leases at issue. In response, we and numerous defendants re-urged our pleadings challenging the legal sufficiency of the petitions. Some of the defendants’ grounds for challenging the plaintiffs’ petitions were heard by the court on May 25, 2011 and were denied. The court signed the written judgment on December 9, 2011. We noticed our intent to seek supervisory review on December 19, 2011 and the trial court fixed a return date of January 11, 2012 for the filing of the writ application. We filed our supervisory writ, which was denied by the Louisiana Third Circuit Court of Appeal and the Louisiana Supreme Court. The parties engaged in a non-binding mediation in July 2013 to discuss settlement and discussions are on-going. At this time, the parties are continuing to conduct discovery. The trial date has been continued to July 2014.
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
Price Range of Common Stock
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “GPOR.” The following table sets forth the high and low sale prices of our common stock for the periods presented:

	Price Range of Common Stock
	High	Low
2012
First Quarter	$37.63	$27.66
Second Quarter	29.66	15.79
Third Quarter	33.11	18.17
Fourth Quarter	40.73	28.94
2013
First Quarter	$47.19	$35.24
Second Quarter	54.07	43.98
Third Quarter	64.73	46.85
Fourth Quarter	69.81	53.93
2014
First Quarter (through February 27, 2014)	$65.78	$52.28

On February 27, 2014, the last reported sale price of our common stock on the NASDAQ Global Select Market was $62.13.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Repurchases of Equity Securities
None.
Holders of Record
At the close of business on February 25, 2014, there were 318 stockholders of record holding 85,217,533 shares of our outstanding common stock. There were approximately 36,191 beneficial owners of our common stock as of February 25, 2014.
Dividend Policy
We have never paid dividends on our common stock. We currently intend to retain all earnings to fund our operations. Therefore, we do not intend to pay any cash dividends on the common stock in the foreseeable future. In addition, the terms of our credit facility prohibit the payment of any dividends to the holders of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following selected consolidated financial data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes appearing elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011 and the selected consolidated balance sheet data at December 31, 2013 and December 31, 2012 are derived from our audited consolidated financial statements appearing elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2010 and December 31, 2009 and the selected consolidated balance sheet data at December 31, 2011, December 31, 2010 and December 31, 2009 are derived from our audited consolidated financial statements that are not included in this report. The historical data presented below is not indicative of future results. We did not pay any cash dividends on our common stock during any of the periods set forth in the following table.

	Fiscal Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share data)
Selected Consolidated Statements of Operations Data:
Revenues	$262,753	$248,926	$229,254	$127,921	$85,968
Costs and expenses:
Lease operating expenses	26,703	24,308	20,897	17,614	16,316
Production taxes	26,933	28,957	26,054	13,823	9,673
Midstream transportation, processing and marketing	11,030	443	279	143	124
Depreciation, depletion and amortization	118,880	90,749	62,320	38,907	29,225
General and administrative	22,519	13,808	8,074	6,063	4,992
Accretion expense	717	698	666	617	582
Loss (gain) on sale of assets	508	(7,300)	—	—	—
	207,290	151,663	118,290	77,167	60,912
Income from Operations	55,463	97,263	110,964	50,754	25,056
Other (Income) Expense:
Interest expense	17,490	7,458	1,400	2,761,000	2,309,000
Insurance recoveries	—	—	—	—	(1,050)
Interest income	(297)	(72)	(186)	(387)	(564)
(Income) loss from equity method investments	(213,058)	(8,322)	1,418	977	706
	(195,865)	(936)	2,632	3,351	1,401
Income from Continuing Operations before Income Taxes	251,328	98,199	108,332	47,403	23,655
Income Tax Expense (Benefit)	98,136	26,363	(90)	40	28
Income from Continuing Operations	153,192	71,836	108,422	47,363	23,627
Discontinued Operations:
Loss on disposal of Belize properties, net of tax	—	3,465	—	—	—
Net Income Available to Common Stockholders	$153,192	$68,371	$108,422	$47,363	$23,627
Net Income Per Common Share—Basic:	$1.98	$1.22	$2.22	$1.08	$0.55
Net Income Per Common Share—Diluted:	$1.97	$1.21	$2.20	$1.07	$0.55

	At December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Consolidated Balance Sheet Data:
Total assets	$2,693,136	$1,578,368	$691,158	$319,693	$227,344
Total debt, including current maturity	$299,187	$299,038	$2,283	$51,917	$52,428
Total liabilities	$642,898	$451,960	$58,808	$108,637	$102,293
Stockholders’ equity	$2,050,238	$1,126,408	$632,350	$125,051	$114,101

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
2013 and 2014 Year to Date Highlights

•	Oil and natural gas revenues increased 5% to $262.2 million for the year ended December 31, 2013 from $248.6 million for the year ended December 31, 2012.

•	Production increased 60% to approximately 4,118,131 BOE for the year ended December 31, 2013 from approximately 2,572,618 BOE for the year ended December 31, 2012.

•
During 2013, we drilled 98 gross (79 net) wells, participated in an additional 49 gross (2.6 net) wells that were drilled by other operators on our Utica Shale acreage and recompleted 150 gross and net wells. Of our 98 new wells drilled at year end 2013, 64 were completed as producing wells, two were non-productive, 14 were waiting on completion, nine were waiting on a horizontal rig and nine were drilling.

•
On February 26, 2014, we entered into a binding letter of intent with Rhino to acquire approximately 8,200 net acres in the Utica Shale of Eastern Ohio and approximately 1,000 BOEPD of production during January 2014 for a total purchase price of $185.0 million, subject to closing adjustments. We are the operator of substantially all of this acreage.

•
Through February 27, 2014, after giving pro forma effect to our pending acquisition disclosed above, we would have acquired leasehold interests in approximately 167,700 gross (165,400 net) acres in the Utica Shale in Eastern Ohio. During 2013, we drilled 52 gross (39 net) wells on our Utica Shale acreage and, as of February 14, 2014, we had spud six gross (five net) wells during 2014, all of which were being drilled.

•
In June and November 2013, we sold shares of our Diamondback common stock in underwritten public offerings for an aggregate of $192.7 million in net proceeds. As of December 31, 2013, we owned approximately 7.2% of Diamondback's outstanding common stock.

•
In February 2013, we completed an underwritten public offering of an aggregate of 8,912,500 shares of our common stock and received net proceeds of approximately $325.8 million. We used approximately $220.4 million to fund our acquisition of approximately 22,000 net acres in the Utica Shale in Eastern Ohio and the remaining net proceeds for general corporate purposes, which included funding a portion of our 2013 capital development plan.

•
In November 2013, we completed an underwritten public offering of an aggregate of 7,475,000 shares of our common stock and received net proceeds of approximately $408.0 million. We have used, and intend to continue to use, the net proceeds from this equity offering for general corporate purposes, which may include expenditures associated with our 2014 drilling program and additional acreage acquisitions in the Utica Shale.

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
Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled $950.6 million at December 31, 2013 and $626.3 million at December 31, 2012. These costs are reviewed quarterly by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.
Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months of the applicable year beginning with 2009, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. For instance, as a result of the drop in commodity prices on December 31, 2008 and subsequent reduction in our proved reserves, we recognized a ceiling test impairment of $272.7 million for the year ended December 31, 2008. If prices of oil, natural gas and natural gas liquids decline, we may be required to further write down the value of our oil and gas properties, which could negatively affect our results of operations. No ceiling test impairment was required for the year ended December 31, 2013.

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
Oil and Gas Reserve Quantities. Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analysis demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Netherland, Sewell & Associates, Inc., Ryder Scott Company, L.P. and to a lesser extent our personnel have prepared reserve reports of our reserve estimates at December 31, 2013 on a well-by-well basis for our properties.
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
Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management's opinion, it is more likely than not that some portion will not be realized. At December 31, 2013, a valuation allowance of $4.7 million had been provided for state net operating loss and federal tax credit deferred tax assets based on the uncertainty these assets may be realized.
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
We review our investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, we recognize an impairment provision. There was no impairment of equity method investments at December 31, 2013 or 2012.
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
See "Item 7. Commodity Price Risk" for a summary of our fixed price swaps and swaptions in place as of December 31, 2013.
RESULTS OF OPERATIONS
Results of Operations
The markets for oil and natural gas have historically been, and will continue to be, volatile. Prices for oil and natural gas may fluctuate in response to relatively minor changes in supply and demand, market uncertainty and a variety of factors beyond our control.
The following table presents our production volumes, average prices received and average production costs during the periods indicated:

	2013		2012		2011
Production Volumes:
Oil (MBbls)	2,317		2,323		2,128
Gas (MMcf)	8,891		1,108		878
Natural gas liquids (MGal)	13,416		2,714		2,468
Oil equivalents (MBOE)	4,118		2,573		2,333
Average Prices:
Oil (per Bbl)	$96.74	(1)	$104.46	(1)	$104.33	(1)
Gas (per Mcf)	$2.36	(1)	$2.91		$4.37
Natural gas liquids (per Gal)	$1.27		$0.98		$1.25
Oil equivalents (per BOE)	$63.68		$96.63		$98.13
Production Costs:
Average production costs (per BOE)	$6.48		$9.45		$8.96
Average production taxes and midstream costs (per BOE)	$9.22		$11.43		$11.29
Total production and midstream costs and production taxes (per BOE)	$15.70		$20.88		$20.25
_____________________

(1)	Includes various derivative contracts at a weighted average price of:

Per barrel
January – December 2013	$101.90
January – December 2012	$108.31
January – December 2011	$86.96

Per MMBtu
January – December 2013	$4.00
Excluding the net effect of fixed price swaps, the average price for 2013 would have been $104.51 per barrel of oil, $3.73 per Mcf of gas and $70.99 per BOE. The total volume hedged for 2013 represented approximately 48% of our total sales volumes for the year. Excluding the net effect of fixed price swap contracts, the average oil price for 2012 would have been $106.11 per barrel of oil and $98.12 per BOE. The total volume hedged for 2012 represented approximately 46% of our total sales volumes for the year. Excluding the net effect of forward sales contracts, the average oil price for 2011 would have been $107.13 per barrel of oil and $100.68 per BOE. The total volume hedged for 2011 represented approximately 31% of our total sales volumes for the year.
From 2012 to 2013, our net equivalent oil production increased 60% from 2,572,618 BOE to 4,118,131 BOE primarily as a result of the development of our Utica Shale acreage. From 2011 to 2012, our net equivalent oil production also increased 10% from 2,333,208 BOE to 2,572,618 BOE due to the results of our 2012 drilling and recompletion activities. We currently estimate that our 2014 production will be between 18,250,000 and 21,900,000 BOE. However, our actual production may be different due to changes in our currently anticipated drilling and recompletion activities, changing economic climate, adverse weather conditions or other unforeseen events.
Comparison of the Years Ended December 31, 2013 and December 31, 2012
We reported net income of $153.2 million for the year ended December 31, 2013 as compared to $68.4 million for the year ended December 31, 2012 . This 124% increase in period-to-period net income was due primarily to $220.1 million of income recognized from our equity method investment in Diamondback and a 60% increase in net production to 4,118,131 BOE from 2,572,618, partially offset by a 34% decrease in realized BOE prices to $63.68 from $96.63, a $2.4 million increase in lease operating expenses, a $10.6 million increase in midstream transportation, processing and marketing expenses, an $8.7 million increase in general and administrative expenses, a $10.0 million increase in interest expense and a $71.8 million increase in income tax expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Oil and Gas Revenues. For the year ended December 31, 2013, we reported oil and natural gas revenues of $262.2 million as compared to oil and natural gas revenues of $248.6 million during 2012. This $13.6 million, or 5%, increase in revenues was primarily attributable to a 60% increase in net production to 4,118,131 BOE from 2,572,618 BOE, partially offset by a 34% decrease in realized BOE prices to $63.68 from $96.63, for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
The following table summarizes our oil and natural gas production and related pricing for the years ended December 31, 2013 and December 31, 2012:

	Year Ended December 31,
	2013	2012
Oil production volumes (MBbls)	2,317	2,323
Gas production volumes (MMcf)	8,891	1,108
Natural gas liquids production volumes (MGal)	13,416	2,714
Oil equivalents (MBOE)	4,118	2,573
Average oil price (per Bbl)	$96.74	$104.46
Average gas price (per Mcf)	$2.36	$2.91
Average natural gas liquids (per Gal)	$1.27	$0.98
Oil equivalents (per BOE)	$63.68	$96.63

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $26.7 million for the year ended December 31, 2013 from $24.3 million for the year ended December 31, 2012. This increase was mainly the result of an increase in expenses related to property taxes, compressor rentals, compressor repairs and maintenance, contract pumpers, environmental services, insurance expense, and salt water disposal.
Production Taxes. Production taxes decreased to $26.9 million for the year ended December 31, 2013 from $29.0 million for 2012. This decrease was primarily related to changes in our product mix and production location.
Midstream Transportation, Processing and Marketing Expenses. Midstream transportation, processing and marketing expenses increased by $10.6 million to $11.0 million for the year ended December 31, 2013 from $0.4 million for 2012. This increase was primarily the result of midstream expenses related to our production volumes in the Utica Shale resulting from our 2013 drilling activities.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $118.9 million for the year ended December 31, 2013, and consisted of $118.1 million in depletion of oil and natural gas properties and $0.8 million in depreciation of other property and equipment, as compared to total DD&A expense of $90.7 million for 2012. This increase was due to an increase in our full cost pool as a result of our capital activities as well as an increase in our production, partially offset by an increase in our total proved reserves volume used to calculate our total DD&A expense.
General and Administrative Expenses. Net general and administrative expenses increased to $22.5 million for the year ended December 31, 2013 from $13.8 million for the year ended December 31, 2012. This $8.7 million increase was due to an increase in salaries, stock compensation expenses and benefits resulting from an increased number of employees, increases in legal expenses, corporate fees, consulting fees and fees for auditing services and a reduction in administrative services reimbursements under the acquisition team agreement, partially offset by an increase in general and administrative costs related to exploration and development activity capitalized to the full cost pool.
Accretion Expense. Accretion expense remained relatively flat at $0.7 million for the years ended December 31, 2013 and 2012.
Interest Expense. Interest expense increased to $17.5 million for the year ended December 31, 2013 from $7.5 million for the year ended December 31, 2012 due largely to a full year of interest on our 7.75% Senior Notes due 2020. During 2013, we had no debt outstanding under our revolving credit facility as compared to total weighted average debt outstanding under our revolving credit facility of $45.0 million in 2012, which bore a weighted average interest rate of 2.85%. On October 17, 2012, we issued $250.0 million aggregate principal amount of our 7.75% Senior Notes due 2020, a portion of the proceeds from which was used to repay all outstanding borrowings under our revolving credit facility. On December 21, 2012, we issued an additional $50.0 million aggregate principal amount of our 7.75% Senior Notes due 2020. Additionally, we capitalized approximately $7.1 million in interest expense to undeveloped oil and natural gas properties during the year ended December 31, 2013 as a result of increased interest costs incurred on our 7.75% Senior Notes. We did not capitalize any interest costs for the year ended December 31, 2012.
Income Taxes. As of December 31, 2013, we had a net operating loss carry forward of approximately $4.2 million, in addition to numerous temporary differences, which gave rise to a net deferred tax liability. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management's opinion, it is more likely than not that some portion will not be realized. At December 31, 2013, a valuation allowance of $4.7 million had been provided for state net operating loss and federal tax credit deferred tax assets based on the uncertainty these assets may be realized. We recognized an income tax expense from continuing operations of $98.1 million for the year ended December 31, 2013.
Comparison of the Years Ended December 31, 2012 and December 31, 2011
We reported net income of $68.4 million for the year ended December 31, 2012 as compared to net income of $108.4 million for the year ended December 31, 2011. This 37% decrease in period-to-period net income was due primarily to a 2% decrease in realized BOE prices to $96.63 for the year ended December 31, 2012, a 16% increase in lease operating expenses, a 71% increase in general and administrative expenses, an 11% increase in production taxes, an approximately $6.0 million increase in interest expense, a $3.5 million loss on the disposal of our Belize properties, net of tax, and a $24.2 million increase in income taxes from continuing and discontinued operations, partially offset by a 10% increase in net production to 2,572,618 BOE, a gain on sale of assets of $7.3 million and income from equity method investments of $8.3 million.
Oil and Gas Revenues. For the year ended December 31, 2012, we reported oil and natural gas revenues of $248.6 million as compared to oil and natural gas revenues of $229.0 million during 2011. This $19.6 million, or 9%, increase in revenues was primarily attributable to a 10% increase in net production to 2,572,618 BOE from 2,333,208 BOE, partially offset by a 2% decrease in realized BOE prices to $96.63 from $98.13, for the year ended December 31, 2012 as compared to the year ended December 31, 2011.
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

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $24.3 million for the year ended December 31, 2012 from $20.9 million for 2011. This increase was mainly the result of an increase in expenses related to property taxes, chemicals and fuel, compressor rentals, contract pumpers, field supervision, equipment repairs and maintenance, salt water disposal and well workovers.

Production Taxes. Production taxes increased to $29.0 million for the year ended December 31, 2012 from $26.1 million for 2011. This increase was primarily related to a 10% increase in production partially offset by a 2% decrease in the average realized BOE price received, resulting in a 9% increase in oil and gas revenues.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $90.7 million for the year ended December 31, 2012, and consisted of $90.2 million in depletion of oil and natural gas properties and $0.5 million in depreciation of other property and equipment, as compared to total DD&A expense of $62.3 million for 2011. This increase was due to an increase in our full cost pool as a result of our capital activities, an increase in our production and a decrease in our total proved reserves volume used to calculate our total DD&A expense.
General and Administrative Expenses. Net general and administrative expenses increased to $13.8 million for the year ended December 31, 2012 from $8.1 million for 2011. This $5.7 million increase was due to an increase in salaries, stock compensation expenses and benefits resulting from an increased number of employees, increases in legal expenses, franchise taxes and fees for auditing and tax services, partially offset by an increase in administrative services reimbursements under the acquisition team agreement and an increase in general and administrative costs related to exploration and development activity capitalized to the full cost pool.
Accretion Expense. Accretion expense remained relatively flat at $0.7 million for the years ended December 31, 2012 and 2011.
Interest Expense. Interest expense increased to $7.5 million for the year ended December 31, 2012 from $1.4 million for 2011 due to higher outstanding debt balances and higher weighted average interest rates. During 2011, total weighted debt outstanding under our revolving credit facility was approximately $21.1 million and bore a weighted average interest rate of 3.32%. During 2012, total weighted average debt outstanding under our revolving credit facility was approximately $45.0 million and bore a weighted average interest rate of 2.85%. On October 17, 2012, we issued $250.0 million aggregate principal amount of our 7.75% Senior Notes due 2020, a portion of the proceeds from which was used to repay all outstanding borrowings under our revolving credit facility. On December 21, 2012, we issued an additional $50.0 million aggregate principal amount of our 7.75% Senior Notes due 2020. In addition, we wrote off approximately $1.1 million of unamortized loan fees associated with our revolving credit facility in conjunction with the lowering of our borrowing base during the year ended December 31, 2012.
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
Liquidity and Capital Resources
Overview. Historically, our primary sources of funds have been cash flow from our producing oil and natural gas properties, borrowings under our credit facility and the issuances of equity and debt securities. Our ability to access any of these sources of funds can be significantly impacted by decreases in oil and natural gas prices or oil and natural gas production. During 2012, we received aggregate net proceeds (before offering expenses) of approximately $427.9 million from the sale of shares of our common stock and approximately $290.3 million from the sale of our 7.75% Senior Notes due 2020. In January 2013, we received $32.8 million of net proceeds from the underwriters' exercise of their option to purchase the remaining shares of common stock subject to the over-allotment option granted in connection with our December 2012 equity offering. In 2013, we received an aggregate of $733.8 million from the sale of shares of our common stock. In addition, we received an aggregate of $192.7 million in net proceeds from the sale of shares of our Diamondback common stock in 2013.
Net cash flow provided by operating activities was $191.1 million for the year ended December 31, 2013 as compared to net cash flow provided by operating activities of $199.2 million for 2012. This decrease was primarily the result of a decrease in cash receipts from our oil and natural gas purchasers due to a 34% decrease in net realized BOE prices, partially offset by a 60% increase in our net BOE production.

Net cash flow provided by operating activities was $199.2 million for the year ended December 31, 2012, as compared to net cash flow provided by operating activities of $158.1 million for 2011. This increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 10% increase in our net BOE production, partially offset by a 2% decrease in net realized BOE prices.
Net cash used in investing activities for the year ended December 31, 2013 was $664.3 million as compared to $840.6 million for 2012. During the year ended December 31, 2013, we spent $808.2 million in additions to oil and natural gas properties, of which $335.2 million was spent on our 2013 drilling and recompletion programs, $93.4 million was spent on expenses attributable to the wells drilled and recompleted during 2012, $5.8 million was spent on compressors and other facility enhancements, $2.0 million was spent on plugging costs, $340.4 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale, and $5.2 million was spent on tubulars, with the remainder attributable mainly to capitalized general and administrative expenses. In addition, $33.9 million was invested in Grizzly and $13.1 million was invested in our other equity investments during the year ended December 31, 2013. We also received $192.7 million from the sale of shares of our Diamondback common stock during 2013. During the year ended December 31, 2013, we used cash from operations and proceeds from our 2012 and 2013 equity and debt offerings for our investing activities.
Net cash used in investing activities for the year ended December 31, 2012 was $840.6 million as compared to $323.2 million for 2011. During the year ended December 31, 2012, we spent $757.2 million in additions to oil and natural gas properties, of which $175.4 million was spent on our 2012 drilling and recompletion programs, $38.8 million was spent on expenses attributable to the wells drilled and recompleted during 2011, $13.3 million was spent on compressors and other facility enhancements, $1.7 million was spent on plugging costs, $509.8 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale, and $5.0 million was spent on tubulars, with the remainder attributable mainly to capitalized general and administrative expenses. In addition, during the year ended December 31, 2012, $103.9 million was invested in Grizzly and an aggregate of $43.4 million was invested in our other equity investments. During the year ended December 31, 2012, we used cash from operations and proceeds from the Notes Offerings and the December 2012 Equity Offering for our investing activities.
Net cash provided by financing activities for the year ended December 31, 2013 was $765.1 million as compared to net cash provided by financing activities of $714.6 million for 2012. The 2013 amount provided by financing activities is primarily attributable to the net proceeds of $765.1 million from our 2013 equity offerings.
Net cash provided by financing activities for the year ended December 31, 2012 was $714.6 million as compared to $256.5 million for 2011. The 2012 amount provided by financing activities was primarily attributable to the net proceeds of $426.9 million from the December 2012 Equity Offering (not including the $32.8 received in January 2013 following the exercise by the underwriters of the December 2012 Equity Offering of their option to purchase an additional 900,000 shares of our common stock to cover over-allotments), $296.8 million from our offerings of 7.750% Senior Notes due 2020 and $0.2 million from the exercise of stock options.
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
In connection with the spring borrowing base redetermination of our revolving credit facility, completed as of June 6, 2013, we entered into an amendment to our revolving credit facility pursuant to which, among other things, our borrowing base under this facility was increased from $40.0 million to $50.0 million, an improved pricing grid was provided for and the maturity date of the facility was extended to June 2018. See also Note 7 to our financial statements included elsewhere in this report.
On December 27, 2013, we entered into an Amended and Restated Credit Agreement with The Bank of Nova Scotia, as administrative agent, sole lead arranger and sole bookrunner, Amegy Bank National Association, as syndication agent, KeyBank National Association, as documentation agent, and the other lenders, which amends and restates in its entirety our existing credit agreement, dated as of September 30, 2010, as amended. The Amended and Restated Credit Agreement provides for an increase in the maximum facility amount from $350.0 million to $1.5 billion, with an increase in borrowing base availability as of December 27, 2013 from $50.0 million to $150.0 million. The Amended and Restated Credit Agreement matures on June 6, 2018.
Advances under our revolving credit facility, as amended, may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 0.5% to 1.50%, plus (2) the highest of: (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 1.5% to 2.50%, plus (2) the London interbank offered rate that appears on Reuters Screen LIBOR01 Page for deposits in U.S. dollars, or, if such rate is not available, the offered rate on such other page or service that displays the average British Bankers Association Interest Settlement Rate for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. We have had no outstanding borrowings under our revolving credit facility since October 17, 2012, on which date the outstanding borrowings, prior to repayment, bore interest at the eurodollar rate (2.97%) per annum.
As of December 31, 2013, there were no borrowings outstanding under our revolving credit facility. This facility is secured by substantially all of our assets. Our wholly-owned subsidiaries guarantee our obligations under our revolving credit facility.
Our revolving credit facility contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries' ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in our revolving credit facility. Our revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of funded debt to EBITDAX (net income, excluding any non-cash revenue or expense associated with swap contracts resulting from ASC 815, plus without duplication and to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) non-cash losses from minority investments, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings, and less non-cash income attributable to equity income from minority investments) for a twelve-month period may not be greater than 2.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with these financial covenants at December 31, 2013.
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
Of our net reserves at December 31, 2013, 35.2% were categorized as proved undeveloped. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved developed reserves, or both. To realize reserves and increase production, we must continue our exploratory drilling, undertake other replacement activities or use third parties to accomplish those activities.
During 2013, we spud 52 gross (39 net) wells in the Utica Shale for a total cost of approximately $301.9 million. We currently expect our 2014 capital expenditures to be $594.0 million to $634.0 million to drill 85 to 95 gross (64 to 71 net) wells on our Utica Shale acreage. In addition, we currently expect to spend $225.0 million to $275.0 million in 2014 to acquire additional acreage in the Utica Shale.
During 2013, we recompleted 87 existing wells and spud 22 new wells for a total cost of approximately $70.0 million at our WCBB field. We currently intend to drill 22 to 24 new wells during 2014 at our WCBB field for aggregate estimated drilling and recompletion expenditures during 2014 of $42.0 million to $45.0 million.
In our Hackberry fields, in 2013, we recompleted 63 existing wells and spud 18 new wells for a total cost of approximately $62.6 million. We currently intend to drill ten to twelve wells in our Hackberry fields in 2014. Total capital expenditures for our Hackberry fields during 2014 are estimated to be approximately $24.0 million to $26.0 million.
During 2013, no new wells were spud on our Niobrara Formation acreage. We do not currently anticipate any capital expenditures in the Niobrara Formation in 2014.
During the third quarter of 2006, we purchased a 24.9% interest in Grizzly. As of December 31, 2013, our net investment in Grizzly was approximately $191.5 million. Our capital requirements in 2013 for Grizzly were approximately $33.9 million, primarily for the expenses associated with the construction of the Algar Lake facility and drilling activity during the 2013-2014 winter drilling season. Effective October 5, 2012, Grizzly entered into a $125.0 million revolving credit facility, of which $75.0 million has been borrowed to fund additional infrastructure relating to the Algar Lake facility and other future development projects. Our capital requirements in 2014 related to Grizzly's activities are currently estimated to be approximately $15.0 million to $20.0 million.
We had capital expenditures of approximately $1.8 million during the year ended December 31, 2013 related to our interests in Thailand. We do not currently anticipate any capital expenditures in Thailand in 2014.
In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. In the first quarter of 2013, we participated in the formation of Stingray Energy with an initial ownership interest of 50%. Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. In 2012, we participated in the formation of Stingray Pressure, Stingray Cementing and Stingray Logistics, with an initial ownership interest in each entity of 50%. These entities provide well completion and other well services. In 2012, we also participated in the formation of Blackhawk and Timber Wolf, with an initial ownership interest of 50% in each entity. Blackhawk coordinates gathering, compression, processing and marketing activities in connection with the development of our Utica Shale acreage and Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. Also in 2012, we acquired a 22.5% equity interest in Midstream which owns a 28.4% equity interest in a gas processing plant in West Texas. In 2011 and 2012, we acquired an aggregate 40% equity interest in Bison, which owns and operates drilling rigs and related equipment. Also in 2011, we acquired a 25% interest in Muskie, which is engaged in the processing and sale of hydraulic fracturing grade sand. See Note 5 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments. In the year ended December 31, 2013, we invested approximately $10.0 million in these entities. In 2014, we expect to invest approximately $15.0 million to $20.0 million in these entities. We are currently evaluating strategic alternatives with respect to these oil field service entities. A registration statement on Form S-1 has been submitted to the SEC on a confidential basis in connection with certain of these interests, and we may choose to pursue an initial public offering of these interest later this year subject to market conditions. In January 2014, Blackhawk completed the sale of its equity interests in Ohio Gathering Company, LLC and Ohio Condensate Company, LLC for a purchase price of $190.0 million, of which we received $84.8 million in net proceeds.
Our total capital expenditures for 2014 are currently estimated to be in the range of $675.0 million to $725.0 million. In addition, we currently expect to spend $225.0 million to $275.0 million in 2014 to acquire additional Utica Shale acreage, which includes the $185.0 million acquisition discussed in Item 1. "Business - Recent Developments". Approximately 88% of our 2014 estimated capital expenditures are currently expected to be spent in the Utica Shale. This range is up from the $513.5 million spent on 2013 activities, excluding Utica leasehold acquisitions, primarily due to the significant increase in our acreage position in the Utica Shale and our contemplated Utica development plans. We intend to continue to monitor pricing and cost developments and make adjustments to our future capital expenditure programs as warranted.
We believe that our cash on hand, cash flow from operations, proceeds from our recent offerings of debt and equity securities, the sale of our Diamondback common stock, distributions from Blackhawk and borrowings under our revolving credit facility will be sufficient to meet our normal recurring operating needs and capital requirements for the next twelve months. In the event we elect to further expand or accelerate our drilling program or pursue additional acquisitions, or Grizzly's oil sands projects are accelerated, we may be required to obtain additional funds which we would seek to do through traditional borrowings, offerings of debt or equity securities or other means, including the sale of assets. We regularly evaluate new acquisition opportunities. Needed capital may not be available to us on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to delay or curtail implementation of our business plan or not be able to complete acquisitions that may be favorable to us.
Commodity Price Risk
The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past six years, the West Texas Intermediate posted price for crude oil has ranged from a low of $30.28 per barrel in December 2008 to a high of $145.31 per barrel in July 2008. The Henry Hub spot market price of natural gas has ranged from a low of $1.83 per million British thermal units, or MMBtu, in September 2009 to a high of $13.31 per MMBtu in July 2008. On February 21, 2014, the West Texas Intermediate posted price for crude oil was $102.20 per barrel and the Henry Hub spot market price of natural gas was $6.14 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swaps and swaptions at December 31, 2013:

	Volume (barrels per day)	Weighted Average Price ($ per Bbl)

Fixed Price Swaps:
January 2014 - March 2014	4,000	$104.75
April 2014 - December 2014	2,000	$101.50

	Volume (MMBtu per day)	Weighted Average Price ($ per MMBtu)

Fixed Price Swaps and Swaptions:
January 2014	65,000	$4.04
February 2014 - December 2014	105,000	$4.01
January 2015 - December 2015	125,000	$4.03
January 2016 - March 2016	105,000	$4.04
April 2016	95,000	$4.04

Under the 2012 contracts, we hedged approximately 46% of our 2012 production. Under the 2013 fixed price swap contracts, we hedged approximately 48% of our 2013 production. Under the 2014 contracts, we have hedged approximately 41% to 49% of our expected 2014 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These fixed price swaps are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815 and related pronouncements.

Commitments
In connection with our acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller's (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we can access the trust for use in plugging and abandonment charges associated with the property. As of December 31, 2013, the plugging and abandonment trust totaled approximately $3.1 million. At December 31, 2013, we have plugged 354 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.
Contractual and Commercial Obligations
The following table sets forth our contractual and commercial obligations at December 31, 2013:

	Payment due by period (1)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
7.75% senior unsecured notes due 2020	$461,846	$23,250	$46,500	$46,500	$345,596
Asset retirement obligations	15,083	795	1,383	793	12,112
Employment agreements	3,467	1,800	1,667	—	—
Building loan (2)	1,995	159	1,836	—	—
Firm transportation contracts	1,101,260	40,783	133,898	138,033	788,546
Operating leases	1,854	536	920	398	—
Total	$1,585,505	$67,323	$186,204	$185,724	$1,146,254
_____________________
(1) Does not include short-term derivative instruments of $12.0 million, which are due in less than one year.

(2)	Does not include estimated interest of $112,000 due in less than one year and $118,000 due in 1-3 years.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2013.
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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past five years, the West Texas Intermediate posted price for crude oil has ranged from a low of $30.28 per barrel, or Bbl, in December 2008 to a high of $145.31 per Bbl in July 2008. The Henry Hub spot market price of natural gas has ranged from a low of $1.83 per MMBtu in September 2009 to a high of $13.31 per MMBtu in July 2008. On February 21, 2014, the West Texas Intermediate posted price for crude oil was $102.20 per barrel and the Henry Hub spot market price of natural gas was $6.14 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swaps and swaptions at December 31, 2013:

	Volume (barrels per day)	Weighted Average Price ($ per Bbl)

Fixed Price Swaps:
January 2014 - March 2014	4,000	$104.75
April 2014 - December 2014	2,000	$101.50

	Volume (MMBtu per day)	Weighted Average Price ($ per MMBtu)

Fixed Price Swaps and Swaptions:
January 2014	65,000	$4.04
February 2-14 - December 2014	105,000	$4.01
January 2015 - December 2015	125,000	$4.03
January 2016 - March 2016	105,000	$4.04
April 2016	95,000	$4.04

In January 2014, we entered into fixed price swaps for 25,000 MMBtu of natural gas per day at a weighted average price of $4.20 per MMBtu for the period from May 2014 through December 2015. For the period from June 2014 through December 2015, we entered into fixed price swaps for 25,000 MMBtu of natural gas per day at a weighted average price of $4.21 per MMBtu. Our fixed price swap contracts are tied to the commodity prices on NYMEX. We will receive the fixed price amount stated in the contract and pay to its counterparty the current market price as listed on NYMEX for natural gas.

Under our 2014 contracts, we have hedged approximately 41% to 49% of our estimated 2014 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These fixed price swaps are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815 and related pronouncements. At December 31, 2013, we had a net liability derivative position of $22.8 million as compared to a net liability derivative position of $9.5 million as of December 31, 2012, related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $44.4 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $44.4 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Our revolving credit facility is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. As of December 31, 2013, we had no variable interest rate borrowings outstanding; therefore, an increase in interest rates would not have impacted our interest expense. As of December 31, 2013, we did not have any interest rate swaps to hedge our interest risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item appears beginning on page F-1 following the signature pages of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures. Under the direction of our Interim Chief Executive Officer, President and Chief Financial Officer, we have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to management, including our Interim Chief Executive Officer, President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
As of December 31, 2013, an evaluation was performed under the supervision and with the participation of management, including our Interim Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Interim Chief Executive Officer, President and Chief Financial Officer has concluded that, as of December 31, 2013, our disclosure controls and procedures are effective.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 1992 Internal Control-Integrated Framework, management did not identify any material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2013.
Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements for the year ended December 31, 2013 included with this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2013, as stated in their accompanying report.

/s/ Michael G. Moore
Name:	Michael G. Moore
Title:	Interim Chief Executive Officer, President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Gulfport Energy Corporation:

We have audited the internal control over financial reporting of Gulfport Energy Corporation and Subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013 and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Oklahoma City, Oklahoma
February 28, 2014

ITEM 9B.	OTHER INFORMATION
On February 14, 2014, as previously announced, James D. Palm resigned as our Chief Executive Officer and from our Board of Directors. Michael G. Moore, our President and Chief Financial Officer, assumed the additional title and responsibilities of our Interim Chief Executive Officer upon Mr. Palm's resignation, pending the completion of our search process for and appointment of a new chief executive officer. On February 24, 2014, the Compensation Committee of our Board of Directors granted Mr. Moore a retention award of 24,868 shares of our common stock (the "Restricted Shares") pursuant to a restricted stock award certificate (the "Award Certificate") under our 2013 Restated Stock Incentive Plan. The Restricted Shares vest in two equal installments on the first and second anniversary of the grant date, subject to Mr. Moore's continuous service with us. Vesting of the Restricted Shares will accelerate upon the earlier of Mr. Moore's involuntary termination without cause, termination for good reason, death, disability or termination for any reason except cause or voluntary termination without good reason within 24 months after a change in control, as described in the form of award certificate, a copy of which is filed as an exhibit to this Annual Report on Form 10-K.

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
The following documents are filed as part of this report or incorporated by reference herein:

(1)	Financial Statements
Reference is made to the Index to Financial Statements appearing on Page F-1.
Reference is also made to the Financial Statements of Diamondback Energy, Inc. (“Diamondback”) that have been included on pages F-1 to F-39 in Diamondback’s Annual Report on Form 10-K (File No. 001-35700) filed with the SEC on February 19, 2014, which Financial Statements are incorporated herein by reference.

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

2.2
Purchase and Sale Agreement, dated December 17, 2012, by and between Windsor Ohio LLC, as seller, and Gulfport Energy Corporation, as purchaser (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 18, 2012).

2.3
Amendment, dated December 19, 2012, to the Purchase and Sale Agreement, dated December 17, 2012, by and between Windsor Ohio LLC, as seller, and Gulfport Energy Corporation, as purchaser (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 20, 2012).

2.4
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

3.3
Certificate of Amendment No. 2 to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 23, 2013).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 12, 2006).

3.5	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 23, 2013).

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

4.3
Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.3 of Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on November 11, 2005).

4.4
Amendment No. 1, dated February 14, 2006, to the Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.15 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2006).

4.5
Indenture, dated as of October 17, 2012, among Gulfport Energy Corporation, subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including the form of Gulfport Energy Corporation's 7.750% Senior Note Due November 1, 2020) (incorporated by reference to Exhibit 4.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 23, 2012).

4.6
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

4.8
Registration Rights Agreement, dated as of December 21, 2012, among Gulfport Energy Corporation, subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 26, 2012).

10.1+	2013 Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-4, File No. 333-189992, filed by the Company with the SEC on July 17, 2013).

10.2+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

10.3+*	Form of Restricted Stock Award Agreement.

10.4+
Consulting Agreement, effective as of June 14, 2013, by and between the Company and Mike Liddell (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on June 19, 2013).

10.5+
Separation and Release Agreement, dated as of January 31, 2014, by and between the Company and James D. Palm (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on February 4, 2014).

10.6+
Employment Agreement, dated November 7, 2012, between the Company and Michael G. Moore (incorporated by reference to Exhibit 10.6 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 8, 2012).

10.7
Amended and Restated Credit Agreement, dated as of December 27, 2013, by and among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, sole lead arranger and sole bookrunner, Amegy Bank National Association, as syndication agent, KeyBank National Association, as documentation agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on January 3, 2014).

10.8
Investor Rights Agreement, dated as of October 11, 2012, between Gulfport Energy Corporation and Diamondback Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 17, 2012).

14	Code of Ethics (incorporated by reference to Exhibit 14 of Form 8-K, File No. 000-19514, filed by the Company with the SEC on February 14, 2006).

21*	Subsidiaries of the Registrant.

23.1*	Consent of Grant Thornton LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

23.3*	Consent of Ryder Scott Company.

23.4*	Consent of Grant Thornton LLP with respect to financial statements of Diamondback Energy, Inc.

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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
Date: February 28, 2014

GULFPORT ENERGY CORPORATION

By:	/s/ MICHAEL G. MOORE
Michael G. Moore Interim Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 28, 2014	By:	/s/ MICHAEL G. MOORE
Michael G. Moore Interim Chief Executive Officer (Principal Executive Officer)

Date:	February 28, 2014	By:	/s/ DAVID L. HOUSTON
David L. Houston Chairman of the Board and Director

Date:	February 28, 2014	By:	/s/ MICHAEL G. MOORE
Michael G. Moore President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	February 28, 2014	By:	/s/ DONALD DILLINGHAM
Donald Dillingham Director

Date:	February 28, 2014	By:	/s/ CRAIG GROESCHEL
Craig Groeschel Director

Date:	February 28, 2014	By:	/s/ SCOTT E. STRELLER
Scott E. Streller Director

S-1

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Gulfport Energy Corporation:
We have audited the accompanying consolidated balance sheets of Gulfport Energy Corporation and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gulfport Energy Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Oklahoma City, Oklahoma
February 28, 2014

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$458,956	$167,088
Accounts receivable—oil and gas	58,824	25,615
Accounts receivable—related parties	2,617	34,848
Prepaid expenses and other current assets	2,581	1,506
Deferred tax asset	6,927	—
Short-term derivative instruments	324	664
Note receivable - related party	875	—
Total current assets	531,104	229,721
Property and equipment:
Oil and natural gas properties, full-cost accounting, $950,590 and $626,295 excluded from amortization in 2013 and 2012, respectively	2,477,178	1,611,090
Other property and equipment	11,131	8,662
Accumulated depletion, depreciation, amortization and impairment	(784,717)	(665,884)
Property and equipment, net	1,703,592	953,868
Other assets:
Equity investments ($178,708 and $151,317 attributable to fair value option in 2013 and 2012, respectively)	440,068	381,484
Derivative instruments	521	—
Other assets	17,851	13,295
Total other assets	458,440	394,779
Total assets	$2,693,136	$1,578,368
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$190,707	$110,244
Asset retirement obligation—current	795	60
Short-term derivative instruments	12,280	10,442
Current maturities of long-term debt	159	150
Total current liabilities	203,941	120,896
Long-term derivative instrument	11,366	—
Asset retirement obligation—long-term	14,288	13,215
Deferred tax liability	114,275	18,607
Long-term debt, net of current maturities	299,028	298,888
Other non-current liabilities	—	354
Total liabilities	642,898	451,960
Commitments and contingencies (Notes 16 and 17)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock - $.01 par value, 200,000,000 authorized, 85,177,532 issued and outstanding in 2013 and 67,527,386 in 2012	851	674
Paid-in capital	1,813,058	1,036,245
Accumulated other comprehensive loss	(9,781)	(3,429)
Retained earnings	246,110	92,918
Total stockholders’ equity	2,050,238	1,126,408
Total liabilities and stockholders’ equity	$2,693,136	$1,578,368
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands, except share data)
Revenues:
Oil and condensate sales	$224,129	$242,708	$222,025
Gas sales	21,015	3,225	3,838
Natural gas liquid sales	17,081	2,668	3,090
Other income	528	325	301
	262,753	248,926	229,254
Costs and expenses:
Lease operating expenses	26,703	24,308	20,897
Production taxes	26,933	28,957	26,054
Midstream transportation, processing and marketing	11,030	443	279
Depreciation, depletion and amortization	118,880	90,749	62,320
General and administrative	22,519	13,808	8,074
Accretion expense	717	698	666
(Gain) loss on sale of assets	508	(7,300)	—
	207,290	151,663	118,290
INCOME FROM OPERATIONS	55,463	97,263	110,964
OTHER (INCOME) EXPENSE:
Interest expense	17,490	7,458	1,400
Interest income	(297)	(72)	(186)
(Income) loss from equity method investments	(213,058)	(8,322)	1,418
	(195,865)	(936)	2,632
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	251,328	98,199	108,332
INCOME TAX EXPENSE (BENEFIT)	98,136	26,363	(90)
INCOME FROM CONTINUING OPERATIONS	153,192	71,836	108,422
DISCONTINUED OPERATIONS
Loss on disposal of Belize properties, net of tax	—	3,465	—
NET INCOME	$153,192	$68,371	$108,422
NET INCOME PER COMMON SHARE:
Basic net income from continuing operations per share	$1.98	$1.28	$2.22
Basic net income from discontinued operations, net of tax, per share	$—	(0.06)	—
Basic net income per share	$1.98	$1.22	$2.22
Diluted net income from continuing operations per share	$1.97	$1.27	$2.20
Diluted net income from discontinued operations, net of tax, per share	—	(0.06)	—
Diluted net income per share	$1.97	$1.21	$2.20
Weighted average common shares outstanding—Basic	77,375,683	55,933,354	48,754,840
Weighted average common shares outstanding—Diluted	77,861,646	56,417,488	49,206,963

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$153,192	$68,371	$108,422
Foreign currency translation adjustment	(12,223)	1,355	(1,865)
Change in fair value of derivative instruments (1)	(4,419)	(8,452)	1,576
Reclassification of settled contracts (2)	10,290	1,005	4,720
Other comprehensive income (loss)	(6,352)	(6,092)	4,431
Comprehensive income	$146,840	$62,279	$112,853

(1) Net of $4.3 million and $(4.3) million in taxes for the years ended December 31, 2013 and 2012, respectively. No taxes were recorded in the year ended 2011.

(2) Net of $(0.5) million and $0.5 million in taxes for the years ended December 31, 2013 and 2012, respectively. No taxes were recorded in the year ended 2011.

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2011	44,645,435	$446	$296,253	$(1,768)	$(83,875)	$211,056
Net income	—	—	—	—	108,422	108,422
Other Comprehensive Income	—	—	—	4,431	—	4,431
Stock Compensation	—	—	1,287	—	—	1,287
Issuance of Common Stock in public offerings, net of related expenses	10,810,000	108	306,053	—	—	306,161
Issuance of Common Stock through exercise of warrants	566	—	—	—	—	—
Issuance of Restricted Stock	63,370	1	(1)	—	—	—
Issuance of Common Stock through exercise of options	102,000	1	992	—	—	993
Balance at December 31, 2011	55,621,371	556	604,584	2,663	24,547	632,350
Net income	—	—	—	—	68,371	68,371
Other Comprehensive Loss	—	—	—	(6,092)	—	(6,092)
Stock Compensation	—	—	4,688	—	—	4,688
Issuance of Common Stock in public offerings, net of related expenses	11,750,000	118	426,789	—	—	426,907
Issuance of Restricted Stock	135,015	—	—	—	—	—
Issuance of Common Stock through exercise of options	21,000	—	184	—	—	184
Balance at December 31, 2012	67,527,386	674	1,036,245	(3,429)	92,918	1,126,408
Net income	—	—	—	—	153,192	153,192
Other Comprehensive Loss	—	—	—	(6,352)	—	(6,352)
Stock Compensation	—	—	10,495	—	—	10,495
Issuance of Common Stock in public offerings, net of related expenses	17,287,500	173	764,922	—	—	765,095
Issuance of Restricted Stock	237,646	3	(3)	—	—	—
Issuance of Common Stock through exercise of options	125,000	1	1,399			1,400
Balance at December 31, 2013	85,177,532	$851	$1,813,058	$(9,781)	$246,110	$2,050,238

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$153,192	$68,371	$108,422
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount—Asset Retirement Obligation	717	698	666
Depletion, depreciation and amortization	118,880	90,749	62,320
Stock-based compensation expense	6,297	2,813	772
(Gain) loss from equity investments	(212,714)	(8,322)	1,418
Interest income - note receivable	(26)	(2)	(147)
Unrealized loss (gain) on derivative instruments	18,189	144	(25)
Deferred income tax expense (benefit)	84,951	24,120	(372)
Amortization of loan commitment fees	1,012	640	540
Amortization of note discount and premium	298	59	—
Write off of loan commitment fees	—	1,143	—
Loss on disposal of assets	—	5,702	—
Gain on sale of assets	—	(7,300)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(33,209)	2,404	(13,067)
Decrease (increase) in accounts receivable—related party	32,231	(30,117)	(4,158)
(Increase) decrease in prepaid expenses	(1,075)	(179)	405
Increase in other assets	(4,523)	—	—
Increase in accounts payable and accrued liabilities	29,310	50,506	1,612
Settlement of asset retirement obligation	(2,465)	(2,271)	(248)
Net cash provided by operating activities	191,065	199,158	158,138
Cash flows from investing activities:
Deductions to cash held in escrow	8	8	8
Additions to other property and equipment	(2,322)	(638)	(415)
Additions to oil and gas properties	(808,183)	(757,192)	(287,292)
Proceeds from sale of other property and equipment	113	140	—
Proceeds from sale of oil and gas properties	—	63,590	1,384
Advances on note receivable to related party	(875)	—	(3,182)
Proceeds from sale of investments	192,737	—	—
Contributions to equity method investments	(47,014)	(147,307)	(34,621)
Distributions from equity method investments	1,276	820	870
Net cash used in investing activities	(664,260)	(840,579)	(323,248)
Cash flows from financing activities:
Principal payments on borrowings	(149)	(158,639)	(97,634)
Borrowings on line of credit	—	158,500	48,000
Proceeds from bond issuance	—	296,835	—
Debt issuance costs and loan commitment fees	(1,283)	(9,175)	(981)
Proceeds from issuance of common stock, net of offering costs	766,495	427,091	307,154
Net cash provided by financing activities	765,063	714,612	256,539
Net increase in cash and cash equivalents	291,868	73,191	91,429
Cash and cash equivalents at beginning of period	167,088	93,897	2,468
Cash and cash equivalents at end of period	$458,956	$167,088	$93,897
Supplemental disclosure of cash flow information:
Interest payments	$24,280	$1,461	$991
Income tax payments	$2,761	$261	$1
Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$4,198	$1,875	$515
Asset retirement obligation capitalized	$3,556	$2,195	$1,390
Interest capitalized	$7,132	$—	$—
Foreign currency translation (loss) gain on investment in Grizzly Oil Sands ULC	$(12,223)	$1,355	$(855)
Foreign currency translation (loss) gain on note receivable - related party	$—	$—	$(1,085)
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Gulfport Energy Corporation (“Gulfport” or the “Company”) is an independent oil and gas exploration, development and production company with its principal properties located in the Utica Shale in Eastern Ohio, along the Louisiana Gulf Coast and in Western Colorado in the Niobrara Formation, and has investments in companies operating in the Permian Basin in West Texas, Canada and Thailand.
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
Accounts Receivable
The Company’s accounts receivable—oil and gas primarily are from companies in the oil and gas industry. The majority of its receivables are from one purchaser of the Company’s oil and gas and receivables from joint interest owners on properties the Company operates. Credit is extended based on evaluation of a customer’s payment history and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, amounts which may be obtained by an offset against production proceeds due the customer and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No allowance was deemed necessary at December 31, 2013 and December 31, 2012.
Oil and Gas Properties
The Company uses the full cost method of accounting for oil and gas operations. Accordingly, all costs, including nonproductive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and gas properties, are capitalized. Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for 2013, 2012 and 2011, adjusted for any contract provisions or financial derivatives, if any, that hedge the Company’s oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required.
Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and gas reserves. Oil and gas properties not subject to amortization consist of the cost of unproved leaseholds and totaled $950.6 million and $626.3 million at December 31, 2013 and December 31, 2012, respectively. These costs are reviewed quarterly by management for impairment.

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
Foreign Currency
The U.S. dollar is the functional currency for Gulfport’s consolidated operations. However, the Company has an equity investment in a Canadian entity whose functional currency is the Canadian dollar. The assets and liabilities of the Canadian investment are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates. Canadian income and expenses are translated at average rates for the periods presented and equity contributions are translated at the current exchange rate in effect at the date of the contribution. Translation adjustments have no effect on net income and are included in accumulated other comprehensive income in stockholders’ equity. The following table presents the balances of the Company’s cumulative translation adjustments included in accumulated other comprehensive income (loss).

(In thousands)
December 31, 2010	$2,952
December 31, 2011	$1,087
December 31, 2012	$2,442
December 31, 2013	$(9,781)
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
The Company is subject to U.S. federal income tax as well as income tax of multiple jurisdictions. The Company’s 1999 – 2013 U.S. federal and state income tax returns remain open to examination by tax authorities, due to net operating losses. As of December 31, 2013, the Company has no unrecognized tax benefits that would have a material impact on the effective rate.

The Company recognizes interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. For the year ended December 31, 2013, there is no interest or penalties associated with uncertain tax positions in the Company’s consolidated financial statements.
Revenue Recognition
Natural gas revenues are recorded in the month produced and delivered to the purchaser using the entitlement method, whereby any production volumes received in excess of the Company’s ownership percentage in the property are recorded as a liability. If less than Gulfport’s entitlement is received, the underproduction is recorded as a receivable. At December 31, 2013, the Company had no gas imbalance liability. At December 31, 2012, the Company had a gas imbalance liability of approximately $0.4 million. Oil revenues are recognized when ownership transfers, which occurs in the month produced.
Investments—Equity Method
Investments in entities in which the Company owns an equity interest greater than 20% and less than 50% and/or investments in which it has significant influence are accounted for under the equity method. Under the equity method, the Company’s share of investees’ earnings or loss is recognized in the statement of operations. In accordance with FASB ASC 825, "Financial Instruments," the Company has elected the fair value option of accounting for its equity method investment in the common stock of Diamondback Energy Inc. ("Diamondback"). At the end of each reporting period, the quoted closing market price of Diamondback's common stock is multiplied by the total shares owned by the Company and the resulting gain or loss is recognized in (income) loss from equity method investments in the consolidated statements of operations.
The Company reviews its investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, the Company recognizes an impairment provision. There was no impairment of equity method investments at December 31, 2013 or 2012.
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
Accounting for Derivative Instruments and Hedging Activities
The Company may seek to reduce its exposure to unfavorable changes in oil and natural gas prices by utilizing energy swaps and collars, or fixed-price contracts. The Company follows the provisions of FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”) as amended. It requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value.
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
Recent Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires additional information about amounts reclassified out of accumulated other comprehensive income by component. This ASU requires the presentation, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The requirements of this ASU are effective prospectively for reporting periods beginning after December 15, 2012 with early adoption permitted. Adoption of the provisions of this ASU did not have a material effect on the Company's consolidated financial statements.
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

Beginning in February 2011, the Company entered into agreements to acquire certain leasehold interests located in the Utica Shale in Ohio. Certain of the agreements also granted the Company an exclusive right of first refusal for a period of six months to acquire certain additional tracts leased by the seller. Affiliates of Gulfport initially participated with the Company on a 50/50 basis in the acquisition of all leases described above. On December 17, 2012, Gulfport entered into a definitive agreement with one of the affiliates to purchase approximately 30,000 net acres in the Utica Shale in Eastern Ohio for approximately $302.0 million. On December 19, 2012, the parties amended that agreement to provide for Gulfport's acquisition of approximately 7,000 additional net acres for approximately $70.0 million, resulting in a total purchase price of approximately $372.0 million, subject to certain adjustments. This transaction closed on December 24, 2012. At closing, approximately $53.9 million of the purchase price was placed in escrow pending completion of title review after the closing. Gulfport funded this acquisition with a portion of the net proceeds from its common stock offering that closed on December 24, 2012 (with a second closing for the underwriters' purchase of 900,000 shares pursuant to their over-allotment option on January 7, 2013). The Company received aggregate net proceeds of approximately $460.7 million from this equity offering, as discussed below in Note 8.

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

3.	ACCOUNTS RECEIVABLE—RELATED PARTIES
Included in the accompanying consolidated balance sheets as of December 31, 2013 and 2012 are amounts receivable from related parties of the Company. These receivables consist primarily of amounts billed by the Company to related parties as operator of such parties' Ohio and Colorado oil and natural gas properties. At December 31, 2013 and 2012, these receivables totaled $2.6 million and $34.8 million, respectively.
Effective April 1, 2010, the Company entered into an area of mutual interest agreement with Windsor Niobrara LLC (“Windsor Niobrara”), an entity in which Gulfport's former Chairman is the operating member and holds a 10% contingent participating interest, to jointly acquire oil and gas leases on certain lands located in Northwest Colorado for the purpose of exploring, exploiting and producing oil and gas from the Niobrara Formation. The agreement provides that each party must offer the other party the right to participate in such acquisitions on a 50%/50% basis. The parties also agreed, subject to certain exceptions, to share third-party costs and expenses in proportion to their respective participating interests and pay certain other fees as provided in the agreement. In connection with this agreement, Gulfport and Windsor Niobrara also entered into a development agreement, effective as of April 1, 2010, pursuant to which the Company and Windsor Niobrara agreed to jointly develop the contract area, and Gulfport agreed to act as the operator under the terms of a joint operating agreement.
For the year ended December 31, 2011, the Company was reimbursed approximately $66,000 by Orange Leaf Holdings, LLC, a company controlled by Gulfport's prior Chairman, for office space which is included in other income (expense) in the consolidated statements of operations.

4.	PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(In thousands)
Oil and natural gas properties	$2,477,178	$1,611,090
Office furniture and fixtures	6,093	4,476
Building	4,626	3,926
Land	412	260
Total property and equipment	2,488,309	1,619,752
Accumulated depletion, depreciation, amortization and impairment	(784,717)	(665,884)
Property and equipment, net	$1,703,592	$953,868
No impairment of oil and natural gas properties was required under the ceiling test for the years ended December 31, 2013, 2012 or 2011.
Included in oil and natural gas properties at December 31, 2013 and 2012 is the cumulative capitalization of $47.5 million and $32.6 million in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $14.9 million, $9.1 million and $5.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The following is a summary of Gulfport’s oil and gas properties not subject to amortization as of December 31, 2013:

	Costs Incurred in
	2013	2012	2011	Prior to 2011	Total
	(in thousands)
Acquisition costs	$342,857	$493,981	$106,704	$1,068	$944,610
Exploration costs	—	—	—	—	—
Development costs	—	—	—	—	—
Capitalized interest	5,980	—	—	—	5,980
Total oil and gas properties not subject to amortization	$348,837	$493,981	$106,704	$1,068	$950,590
The following table summarizes the Company’s non-producing properties excluded from amortization by area at December 31, 2013:

December 31, 2013
(In thousands)
Colorado	$6,054
Bakken	295
Southern Louisiana	542
Ohio	943,654
Other	45
$950,590
At December 31, 2012, approximately $626.3 million of non-producing leasehold costs was not subject to amortization.
During the year ended December 31, 2012, the Company determined that further development of its non-producing leasehold assets located in Belize was not in alignment with its current strategic operating plan, and therefore, recognized a loss on disposal of assets, net of tax, of approximately $3.5 million which is included in discontinued operations on the accompanying consolidated statements of operations for the year ended December 31, 2012.
The Company evaluates the costs excluded from its amortization calculation at least annually. Subject to industry conditions and the level of the Company’s activities, the inclusion of most of the above referenced costs into the Company’s amortization calculation is expected to occur within three to five years.
A reconciliation of the Company's asset retirement obligation for the years ended December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
	(In thousands)
Asset retirement obligation, beginning of period	$13,275	$12,653
Liabilities incurred	3,556	2,195
Liabilities settled	(2,465)	(2,271)
Accretion expense	717	698
Asset retirement obligation as of end of period	15,083	13,275
Less current portion	795	60
Asset retirement obligation, long-term	$14,288	$13,215

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

In connection with the Contribution, the Company and Diamondback entered into an investor rights agreement under which the Company has the right, for so long as it beneficially owns more than 10% of Diamondback’s outstanding common stock, to designate one individual as a nominee to serve on Diamondback’s board of directors. Such nominee, if elected to Diamondback’s board, will also serve on each committee of the board so long as he or she satisfies the independence and other requirements for service on the applicable committee of the board. So long as the Company has the right to designate a nominee to Diamondback’s board and there is no Gulfport nominee actually serving as a Diamondback director, the Company has the right to appoint one individual as an advisor to the board who shall be entitled to attend board and committee meetings. The Company is also entitled to certain information rights and Diamondback granted the Company certain demand and “piggyback” registration rights obligating Diamondback to register with the SEC any shares of Diamondback common stock that the Company owns. Immediately upon completion of the Contribution, the Company owned a 35% equity interest in Diamondback, rather than leasehold interests in the Company’s Permian Basin acreage. Upon completion of the Diamondback IPO in October 2012, Gulfport owned approximately 21.4% of Diamondback's outstanding common stock. As of December 31, 2013, Gulfport owned approximately 7.2% of Diamondback's outstanding common stock. Following the Contribution, the Company has accounted for its interest in Diamondback as an equity investment. See Note 5, "Equity Investments - Diamondback Energy, Inc."

5.	EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of December 31, 2013 and 2012:

		Carrying Value		(Income) loss from equity method investments
	Approximate Ownership %	December 31,		For the Year Ended December 31,
		2013	2012	2013	2012	2011
		(In thousands)
Investment in Tatex Thailand II, LLC	23.5%	$—	$203	$(343)	$7	$7
Investment in Tatex Thailand III, LLC	17.9%	10,774	8,657	254	251	172
Investment in Grizzly Oil Sands ULC	24.9999%	191,473	172,766	2,999	1,512	1,592
Investment in Bison Drilling and Field Services LLC	40.0%	12,318	13,518	3,533	373	(357)
Investment in Muskie Proppant LLC	25.0%	7,544	7,320	1,975	1,031	4
Investment in Timber Wolf Terminals LLC	50.0%	1,001	878	(6)	122	—
Investment in Windsor Midstream LLC	22.5%	10,632	9,503	(1,125)	(663)	—
Investment in Stingray Pressure Pumping LLC	50.0%	19,624	13,265	(818)	1,235	—
Investment in Stingray Cementing LLC	50.0%	3,291	3,110	93	159	—
Investment in Blackhawk Midstream LLC	50.0%	—	—	673	436	—
Investment in Stingray Logistics LLC	50.0%	903	947	51	36	—
Investment in Diamondback Energy, Inc.	7.2%	178,708	151,317	(220,129)	(12,821)	—
Investment in Stingray Energy Services LLC	50.0%	3,800	—	(215)	—	—
		$440,068	$381,484	$(213,058)	$(8,322)	$1,418
The tables below summarize financial information for the Company's equity investments, excluding Diamondback, as of December 31, 2013 and 2012.
Summarized balance sheet information:

	December 31,
	2013	2012
	(In thousands)
Current assets	$84,107	$68,459
Noncurrent assets	$1,107,579	$887,884
Current liabilities	$112,406	$74,308
Noncurrent liabilities	$110,095	$23,521
Summarized results of operations:

	December 31,
	2013	2012	2011
	(In thousands)
Gross revenue	$162,401	$39,918	$16,955
Net loss	$17,350	$1,943	$6,375
Tatex Thailand II, LLC
The Company has an indirect ownership interest in Tatex Thailand II, LLC (“Tatex”). Tatex holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 243,000 acres which includes the Phu Horm Field.
Tatex Thailand III, LLC
The Company has an ownership interest in Tatex Thailand III, LLC ("Tatex III"). Tatex III owns a concession covering approximately 245,000 acres in Southeast Asia. During the year ended December 31, 2013 and 2012, the Company paid cash calls of $2.4 million and $0.6 million, respectively.
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings Inc. ("Grizzly Holdings"), owns an interest in Grizzly Oil Sands ULC ("Grizzly"), a Canadian unlimited liability company. The remaining interest in Grizzly are owned by Grizzly Oil Sands Inc. ("Oil Sands"), an entity owned by certain investment funds managed by Wexford Capital LP ("Wexford"). As of December 31, 2013, Grizzly had approximately 830,000 acres under lease in the Athabasca and Peace River oil sands regions of Alberta, Canada. During the years ended December 31, 2013 and 2012, Gulfport paid $33.9 million and $103.9 million, respectively, in cash calls. Grizzly’s functional currency is the Canadian dollar. The Company's investment in Grizzly was decreased by $12.2 million and $0.9 million as a result of a foreign currency translation loss for the years ended December 31, 2013 and 2011, respectively, and increased by $1.4 million as a result of a foreign currency translation gain for the year ended December 31, 2012.
The Company, through Grizzly Holdings, entered into a loan agreement with Grizzly effective January 1, 2008, under which Grizzly borrowed funds from the Company. Borrowed funds initially bore interest at LIBOR plus 400 basis points and had an original maturity date of December 31, 2012. Effective April 1, 2010, the loan agreement was amended to modify the interest rate to 0.69% and change the maturity date to December 31, 2011. Effective October 15, 2010, the loan agreement was further amended to change the maturity date to December 31, 2012. Interest was paid on a paid-in-kind basis by increasing the outstanding balance of the loan. The Company loaned Grizzly approximately $3.2 million during the year ended December 31, 2011. The Company recognized interest income of approximately $0.1 million for the year ended December 31, 2011, which is included in interest income in the consolidated statements of operations. Effective December 7, 2011, Grizzly Holdings Inc., entered into a debt settlement agreement with Grizzly under which Grizzly agreed to satisfy the entire outstanding debt by issuing additional common shares of Grizzly with no effect to the composition of ownership structure of Grizzly. At such date, the Company’s investment in Grizzly increased by the total $22.3 million outstanding advances and accrued interest due from Grizzly, the cumulative $0.1 million currency translation loss for the note receivable was adjusted through accumulated other comprehensive income and the note receivable was considered paid in full.
Bison Drilling and Field Services LLC
During 2011, the Company invested in Bison Drilling and Field Services LLC (“Bison”). Bison owns and operates drilling rigs. During the years ended December 31, 2013 and 2012, Gulfport paid $2.3 million and $7.5 million, respectively, in cash calls.
The Company entered into a loan agreement with Bison effective May 15, 2012, under which Bison may borrow funds from the Company. Interest accrues at LIBOR plus 0.28% or 8%, whichever is lower, and shall be paid on a paid-in-kind basis by increasing the outstanding balance of the loan. The loan has a maturity date of January 31, 2015. The Company loaned Bison $1.6 million during the first nine months of 2012, all of which was repaid by Bison during the third quarter of 2012. The Company has made no loans to Bison since that time.
Muskie Proppant LLC
During 2011, the Company invested in Muskie Proppant LLC (“Muskie”), formerly known as Muskie Holdings LLC. Muskie processes and sells sand for use in hydraulic fracturing by the oil and natural gas industry and holds certain rights in a lease covering land in Wisconsin for mining oil and natural gas fracture grade sand. During the years ended December 31, 2013 and 2012, Gulfport paid $2.2 million and $6.2 million, respectively, in cash calls.
The Company entered into a loan agreement with Muskie effective July 1, 2013, under which it loaned Muskie $0.9 million. Interest accrues at the prime rate plus 2.5%. The loan has a maturity date of July 31, 2014. At December 31, 2013, the outstanding balance on the loan is included in notes receivable-related party on the accompanying consolidated balance sheets.
Timber Wolf Terminals LLC

During 2012, the Company invested in Timber Wolf Terminals LLC (“Timber Wolf”). The Company's initial investment during 2012 was $1.0 million. Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. During the year ended December 31, 2013, Gulfport paid $0.1 million in cash calls.
Windsor Midstream LLC

During 2012, the Company purchased an ownership interest in Windsor Midstream LLC (“Midstream”) at a cost of $7.0 million. Midstream owns a 28.4% interest in MidMar Gas LLC, a gas processing plant in West Texas. During the year ended December 31, 2013, Gulfport paid an immaterial amount in net cash calls to Midstream. During the year ended December 31, 2012, Gulfport paid $1.8 million in cash calls.

Stingray Pressure Pumping LLC

During 2012, the Company invested in Stingray Pressure Pumping LLC ("Stingray Pressure"). Stingray Pressure provides well completion services. During the years ended December 31, 2013 and 2012, the Company paid $1.8 million and $14.5 million, respectively, in cash calls. The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.

Stingray Cementing LLC

During 2012, the Company invested in Stingray Cementing LLC ("Stingray Cementing"). Stingray Cementing provides well cementing services. During the year ended December 31, 2013, the Company did not pay any cash calls related to Stingray Cementing. During the year ended December 31, 2012, the Company paid $3.3 million in cash calls. The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.

Blackhawk Midstream LLC

During 2012, the Company invested in Blackhawk Midstream LLC ("Blackhawk"). Blackhawk coordinates gathering, compression, processing and marketing activities for the Company in connection with the development of its Utica Shale acreage. During the years ended December 31, 2013 and 2012, the Company paid $0.7 million and $0.4 million, respectively, in cash calls related to Blackhawk. On January 28, 2014, Blackhawk closed on the sale of its equity interest in Ohio Gathering Company, LLC and Ohio Condensate Company, LLC for a purchase price of $190.0 million, of which $14.3 million was placed in escrow. Gulfport received $84.8 million in net proceeds from this transaction.

Stingray Logistics LLC

During 2012, the Company invested in Stingray Logistics LLC ("Stingray Logistics"). Stingray Logistics provides well services. During the year ended December 31, 2012, the Company paid $1.0 million in cash calls.

Diamondback Energy, Inc.

As noted above in Note 4, on May 7, 2012, the Company entered into a contribution agreement with Diamondback. Following the closing of the Diamondback IPO, the Company owned approximately 21.4% of Diamondback's outstanding common stock for an initial investment in Diamondback of $138.5 million. On June 24, 2013, the Company sold 1,951,781 shares of its Diamondback common stock for net proceeds of $65.1 million in an underwritten public offering in which certain entities controlled by Wexford also participated as selling stockholders. On July 5, 2013, the underwriters purchased an additional 282,755 shares of Diamondback common stock from Gulfport pursuant to an option to purchase additional shares from the selling stockholders granted to the underwriters resulting in net proceeds to the Company of $9.4 million. The shares were sold to the public at $34.75 per share. On November 11, 2013, the Company sold 2,000,000 shares of its Diamondback common stock for net proceeds of $102.8 million in an underwritten public offering. On November 18, 2013, the underwriters purchased an additional 300,000 shares of Diamondback common stock from Gulfport pursuant to an option to purchase additional shares from the selling stockholder granted to the underwriters resulting in net proceeds to the Company of $15.4 million. The shares were sold to the public at $51.39 per share. As of December 31, 2013, the Company owned approximately 7.2% of Diamondback's outstanding common stock.

The Company accounts for its interest in Diamondback as an equity method investment and has elected the fair value option of accounting for this investment. While the investment in Diamondback is below 20% ownership at December 31, 2013, the Company has appointed a member of Diamondback's Board as discussed in Note 4; as the Company continues to have influence through this board seat, the investment in Diamondback will continue to be accounted for as an equity method investment. The Company valued its investment in Diamondback using the quoted closing market price of Diamondback's stock on December 31, 2013 of $52.88 per share multiplied by the number of outstanding shares of Diamondback's stock held by the Company. The Company recognized an aggregate gain of approximately $220.1 million and $12.8 million on its investment in Diamondback for years ended December 31, 2013 and 2012, respectively, which is included in (income) loss from equity method investments in the consolidated statements of operations.
The Company has determined that for the periods presented in its consolidated financial statements, Diamondback has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X, for which the Company is required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to its Annual Report on Form 10-K.
Stingray Energy Services LLC

During 2013, the Company invested in Stingray Energy Services LLC ("Stingray Energy") at a cost of $2.9 million. Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites.The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.

6.	OTHER ASSETS
Other assets consist of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Plugging and abandonment escrow account on the WCBB properties (Note 16)	$3,105	$3,113
Certificates of Deposit securing letter of credit	275	275
Prepaid drilling costs	526	515
Loan commitment fees	9,341	9,388
Derivative receivable	4,493	—
Deposits	34	4
Other	77	—
	$17,851	$13,295

7.	LONG-TERM DEBT
Long-term debt consisted of the following items as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Revolving credit agreement (1)	$—	$—
Building loans (2)	1,995	2,143
7.75% senior unsecured notes due 2020 (3)	300,000	300,000
Unamortized original issue (discount) premium, net (4)	(2,808)	(3,105)
Less: current maturities of long term debt	(159)	(150)
Debt reflected as long term	$299,028	$298,888

Maturities of long-term debt (excluding premiums and discounts) as of December 31, 2013 are as follows:

(In thousands)
2014	$159
2015	168
2016	1,668
2017	—
2018	300,000
Thereafter	—
Total	$301,995

The Company capitalized approximately $7.1 million in interest expense to undeveloped oil and natural gas properties during the year ended December 31, 2013. There was no interest expense capitalized during the year ended December 31, 2012.
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

On October 9, 2012 and October 17, 2012, the Company entered into a fifth amendment and a sixth amendment, respectively, to the revolving credit agreement. The fifth amendment modified certain covenants in the credit agreement to permit the Company to issue senior unsecured notes in an aggregate principal amount of up to $300.0 million and provided for a reduction in the borrowing base to an amount to be determined upon the completion of any senior unsecured notes issuance. The sixth amendment lowered the applicable rate set forth in the credit agreement (i) from a range of 1.00% to 1.75% to a range of 0.75% to 1.50% for the base rate loans and (ii) from a range of 2.00% to 2.75% to a range of 1.75% to 2.50% for the eurodollar rate loans and letters of credit. The sixth amendment lowered the commitment fees for Level 1 and Level 2 usage levels, in each case, from 0.50% per annum to 0.375% per annum. Also, effective as of October 17, 2012, in connection with the Company's completion of the offering of $250.0 million 7.75% senior unsecured notes due 2020, (the "October Notes"), the repayment of all outstanding amounts under the revolving credit agreement with the proceeds of the October Notes, and the contribution of Gulfport’s oil and natural gas interests in the Permian Basin to Diamondback discussed in Notes 4 and 5 above, Gulfport’s borrowing base under the credit agreement was reduced to $45.0 million until the next borrowing base redetermination. In conjunction with the lowering of the borrowing base in October 2012, the company expensed a proportional amount of the unamortized loan fees associated with the revolving credit facility totaling approximately $1.1 million, which is included in interest expense on the accompanying consolidated statements of operations.

On December 18, 2012, the Company entered into a seventh amendment to the revolving credit agreement under which the Company was permitted to issue $50.0 million 7.75% senior unsecured notes due 2020 (the "December Notes") under the same indenture as the October Notes (collectively, the "Notes"), and upon the issuance of the December Notes, the borrowing base under the revolving credit agreement was reduced from $45.0 million to $40.0 million until the next borrowing base redetermination. In conjunction with the lowering of the borrowing base in December 2012, the Company expensed a proportional amount of unamortized loan fees associated with the revolving credit facility totaling approximately $0.1 million, which is included in interest expense on the accompanying consolidated statements of operations.

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

On December 27, 2013, the Company entered into an Amended and Restated Credit Agreement with The Bank of Nova Scotia, as administrative agent, sole lead arranger and sole bookrunner, Amegy Bank National Association, as syndication agent, KeyBank National Association, as documentation agent, and other lenders, which amends and restates in its entirety the Company's existing credit agreement, dated as of September 30, 2010, as amended. The Amended and Restated Credit Agreement provides for an increase in the maximum facility amount from $350.0 million to $1.5 billion, with an increase in borrowing base availability as of December 27, 2013 from $50.0 million to $150.0 million. The Amended and Restated Credit Agreement matures on June 6, 2018. As of December 31, 2013, the Company had no borrowings outstanding under the revolving credit agreement. At December 31, 2013, the total available funds under our revolving credit agreement, including a reduction for a $6.4 million letter of credit in effect, was $143.6 million.

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
The Company was in compliance with all covenants at December 31, 2013.
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
Interest Expense
The following schedule shows the components of interest expense at December 31, 2013 and 2012 :

	December 31,
	2013	2012	2011
	(In thousands)
Cash paid for interest	$24,270	$1,404	$963
Change in accrued interest	(969)	4,155	(132)
Write-off of deferred loan costs	—	1,143	—
Capitalized interest	(7,132)	—	—
Amortization of loan costs	1,012	640	540
Amortization of note discount and premium	298	59	—
Other	11	57	29
Total interest expense	$17,490	$7,458	$1,400

8.	COMMON STOCK OPTIONS, WARRANTS AND CHANGES IN CAPITALIZATION
Options
The Company sponsors the 1999 Stock Option Plan (the “Plan”), which is administered by the Compensation Committee (the “Committee”) of the Board of Directors of the Company. Under the terms of the Plan, the Committee could determine: to which eligible participants options shall be granted, the number of shares covered by such options, the purchase price or exercise price of such options, the vesting period of such options and the exercisable period of such options. Eligible participants are defined as all directors of the Company, all officers of the Company and all key employees of the Company with a customary work week of at least 40 hours in the employ of the Company. The maximum number of shares for which options could be granted under the Plan, as adjusted for changes in capitalization which have taken place since the Plan’s adoption, was 883,000. The Company has granted 627,337 options for the purchase of shares of the Company’s common stock under the Plan as of December 31, 2013. No additional securities will be issued under the Plan other than upon exercise of options that are outstanding.
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
On April 20, 2006, the Company amended and restated the 2005 Plan to (i) include (a) incentive stock options, (b) nonstatutory stock options, (c) restricted awards (restricted stock and restricted stock units), (d) performance awards and (e) stock appreciation rights and (ii) increase the maximum aggregate amount of common stock that may be issued under the 2005 Plan from 1,904,606 shares to 3,000,000 shares, including the 627,337 shares underlying options granted to employees under the Plan prior to adoption of the 2005 Plan. As of December 31, 2013, the Company has granted 997,269 options for the purchase of shares of the Company’s common stock under the 2005 Plan. No additional securities will be issued under the Plan other than upon exercise of options that are outstanding.
On April 19, 2013, the Company amended and restated the 2005 Plan with the 2013 Restated Stock Incentive Plan ("2013 Plan"). The 2013 Plan increased the numbers of shares that may be awarded from 3,000,000 to 7,500,000 shares, including the 627,337 shares underlaying options granted to employees under the Plan. The shares of stock issued once the options are exercised will be from authorized but unissued common stock.
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

On December 24, 2012, the Company completed the sale of an aggregate of 11,750,000 shares of its common stock in an underwritten public offering (including the partial exercise of a 1,650,000 share over-allotment option granted to the underwriters, which option was initially exercised to the extent of 750,000 shares) at a public offering price of $38.00 per share less the underwriting discount. The underwriters subsequently exercised their option to purchase the remaining 900,000 additional shares of common stock subject to the over-allotment option in a second closing, which occurred on January 7, 2013. The Company received aggregate net proceeds from both closings of approximately $460.7 million from the sale of these shares after deducting the underwriting discount and before offering expenses. The Company used a portion of these net proceeds to fund the acquisition of approximately 37,000 net acres in the Utica Shale in Eastern Ohio, as described above in Note 2, and for general corporate purposes, including the funding of a portion of its 2013 capital development plan.
On February 15, 2013, the Company completed the sale of an aggregate of 8,912,500 shares of its common stock in an underwritten public offering at a public offering price of $38.00 per share less the underwriting discount. The Company received aggregate net proceeds of approximately $325.8 million from the sale of these shares after deducting the underwriting discount and before offering expenses. The Company used a portion of the net proceeds from this equity offering to fund its acquisition of additional Utica Shale acreage as described in Note 2, and the balance for general corporate purposes, including the funding of a portion of its 2013 capital development plan.
On November 13, 2013, the Company completed the sale of an aggregate of 7,475,000 shares of its common stock in an underwritten public offering at a public offering price of $56.75 per share less the underwriting discount. The Company received aggregate net proceeds of approximately $408.0 million from the sale of these shares after deducting the underwriting discount and before offering expenses. The Company has used and intends to continue to use the net proceeds from this equity offering for general corporate purposes, which may include expenditures associated with its 2014 drilling program and additional acreage acquisitions in the Utica Shale.
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
During the years ended December 31, 2013, 2012 and 2011 the Company’s stock-based compensation cost was $10.5 million, $4.7 million and $1.3 million, respectively, of which the Company capitalized $4.2 million, $1.9 million and $0.5 million, respectively, relating to its exploration and development efforts.
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
No stock options were issued during the years ended December 31, 2013, 2012 and 2011.
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
A summary of the status of stock options and related activity for the years ended December 31, 2013, 2012 and 2011 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Options outstanding at December 31, 2010	458,241	$7.23	4.48	$6,621
Granted	—	—
Exercised	(102,000)	9.74		2,308
Forfeited/expired	—	—
Options outstanding at December 31, 2011	356,241	6.51	3.41	$8,172
Granted	—	—
Exercised	(21,000)	8.80		628
Forfeited/expired	—	—
Options outstanding at December 31, 2012	335,241	6.37	2.39	$10,678
Granted	—	—
Exercised	(125,000)	11.20		4,797
Forfeited/expired	—	—
Options outstanding at December 31, 2013	210,241	$3.50	1.07	$12,538
Options exercisable at December 31, 2013	210,241	$3.50	1.07	$12,538
The following table summarizes information about the stock options outstanding at December 31, 2013:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (in years)	Number Exercisable
$3.36	205,241	1.06	205,241
$9.07	5,000	1.69	5,000
	210,241		210,241
The following table summarizes restricted stock activity for the twelve months ended December 31, 2013, 2012 and 2011:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2010	113,386	$11.72
Granted	153,332	31.15
Vested	(63,370)	12.87
Forfeited	—	—
Unvested shares as of December 31, 2011	203,348	$26.02
Granted	196,832	$35.87
Vested	(135,015)	29.59
Forfeited	(19,334)	26.81
Unvested shares as of December 31, 2012	245,831	$31.88
Granted	463,952	$50.00
Vested	(237,646)	41.79
Forfeited	(8,500)	38.54
Unvested shares as of December 31, 2013	463,637	$44.80
Unrecognized compensation expense as of December 31, 2013 related to outstanding stock options and restricted shares was $19.2 million. The expense is expected to be recognized over a weighted average period of 1.65 years.

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
At December 31, 2013, the carrying value of the outstanding debt represented by the Notes was $297.2 million, including the remaining unamortized discount of approximately $3.2 million related to the October Notes and the remaining unamortized premium of approximately $0.4 million related to the December Notes. Based on the quoted market price, the fair value of the Notes was determined to be approximately $320.8 million at December 31, 2013.
The fair value of the derivative instruments is computed based on the difference between the prices provided by the fixed-price contracts and forward market prices as of the specified date, as adjusted for basis differentials, and for the Company's swaptions, market implied volatilities of the underlying commodity are also evaluated. Forward market prices for oil and natural gas are dependent upon supply and demand factors in such forward market and are subject to significant volatility.

11.	INCOME TAXES
The income tax provision for continuing operations consists of the following:

	2013	2012	2011
	(In thousands)
Current:
State	$6,860	$84	$—
Federal	6,325	646	282
Deferred:
State	7,385	2,214	—
Federal	77,566	23,419	(372)
Total income tax expense (benefit) provision from continuing operations	$98,136	$26,363	$(90)
A reconciliation of the statutory federal income tax amount to the recorded expense follows:

	2013	2012	2011
	(In thousands)
Income from continuing operations before federal income taxes	$251,328	$98,199	$108,332
Expected income tax at statutory rate	87,965	34,370	37,916
State income taxes	9,297	1,493	4,227
Other differences	874	292	(146)
Changes in valuation allowance	—	(9,792)	(42,087)
Income tax expense (benefit) recorded for continuing operations	$98,136	$26,363	$(90)
The tax effects of temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities at December 31, 2013, 2012 and 2011 are estimated as follows:

	2013	2012	2011
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$1,462	$1,513	$40,880
FASB ASC 718 compensation expense	634	762	520
Investment in pass through entities	—	—	78
AMT credit	7,968	1,643	1,000
Non-oil and gas property basis difference	—	—	103
Charitable contributions carryover	25	5	3
Unrealized loss on hedging activities	8,540	3,836	—
Foreign tax credit carryforwards	2,074	2,074	—
State net operating loss carryover	4,408	4,315	6,410
Total deferred tax assets	25,111	14,148	48,994
Valuation allowance for deferred tax assets	(4,743)	(4,629)	(12,347)
Deferred tax assets, net of valuation allowance	20,368	9,519	36,647
Deferred tax liabilities:
Oil and gas property basis difference	72,173	15,049	35,637
Investment in pass through entities	8,799	3,618	—
Non-oil and gas property basis difference	249	227	—
Investment in nonconsolidated affiliates	46,495	9,232	—
Unrealized gain on hedging activities	—	—	10
Total deferred tax liabilities	127,716	28,126	35,647
Net deferred tax asset (liability)	$(107,348)	$(18,607)	$1,000
The Company has an available federal tax net operating loss carryforward estimated at approximately $4.2 million as of December 31, 2013. This carryforward will begin to expire in the year 2023. Based upon the December 31, 2013 and 2012 net deferred tax liability position of the Company's oil and gas assets, management believes that this is a positive source of evidence to utilize the carryforward before it expires. Therefore, a valuation allowance has not been provided at December 31, 2013 and 2012. A valuation allowance has been provided at December 31, 2011 because it was management’s belief at that time, based upon the Company’s past history of no taxable income and future projections of no taxable income during the carryforward period, it was more likely than not that the net deferred tax assets would not be realized. The Company also has state net operating loss carryovers of $84.8 million from Louisiana that will begin to expire in 2014, alternative minimum tax credits of $8.0 million with no expiration date and federal foreign tax credit carryovers of $2.1 million which begin to expire in 2017. The Company has recorded a valuation allowance of $4.7 million related to state net operating loss carryovers and foreign tax credit carryovers as the carryovers may not be utilized based upon a more likely than not basis.
In 2012, the Diamondback Contribution generated an estimated $61.9 million taxable gain. As a result, the Company recognized $9.8 million of its deferred tax assets which had previously been subject to a valuation allowance. The Company also recognized $25.6 million of deferred tax expense in 2012 primarily due to the utilization of prior net operating losses from the Diamondback Contribution gain. In 2013, the sale of Diamondback common shares generated $120.0 million taxable gain resulting in deferred tax expense of $35.7 million and current tax expense of $13.2 million. The Company's current federal tax expense in 2013 and 2012 is primarily attributable to alternative minimum tax.

12.	EARNINGS PER SHARE
Reconciliations of the components of basic and diluted net income per common share are presented in the tables below:

	For the Year Ended December 31,
	2013			2012			2011
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net income	$153,192	77,375,683	$1.98	$68,371	55,933,354	$1.22	$108,422	48,754,840	$2.22
Effect of dilutive securities:
Stock options and awards	—	485,963		—	484,134		—	452,123
Diluted:
Net income	$153,192	77,861,646	$1.97	$68,371	56,417,488	$1.21	$108,422	49,206,963	$2.20

There were no potential shares of common stock that were considered anti-dilutive for the years ended December 31, 2013, 2012 and 2011.

13.	HEDGING ACTIVITIES
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
During 2012 and 2013, the Company entered into fixed price swap and swaption contracts for 2013 through 2016 with four financial institutions. The Company’s fixed price swap contracts are tied to the commodity prices on the International Petroleum Exchange (“IPE”) and NYMEX. The Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price as listed on the IPE for Brent Crude and the NYMEX WTI for oil and on the NYMEX Henry Hub for natural gas. At December 31, 2013, the Company had the following fixed price swaps in place:

	Daily Volume (Bbls/day)	Weighted Average Price
January - March 2014	4,000	$104.75
April - December 2014	2,000	$101.50

	Daily Volume (MMBtu/day)	Weighted Average Price
January 2014	65,000	$4.04
February - December 2014	105,000	$4.01
January - December 2015	125,000	$4.03
January - March 2016	105,000	$4.04
April 2016	95,000	$4.04
At December 31, 2013 the fair value of derivative assets and liabilities related to the fixed price swaps and swaptions was as follows:

(In thousands)
Short-term derivative instruments - asset	$324
Long-term derivative instruments - asset	$521
Short-term derivative instruments - liability	$12,280
Long-term derivative instruments - liability	$11,366

At December 31, 2012 the fair value of derivative assets and liabilities related to the fixed price swaps and swaptions was as follows:

(In thousands)
Short-term derivative instruments - asset	$664
Short-term derivative instruments - liability	$10,442

All fixed price swaps and swaptions have been executed in connection with the Company’s oil and natural gas price hedging program. For fixed price swaps qualifying as cash flow hedges pursuant to FASB ASC 815, the realized contract price is included in oil and gas sales in the period for which the underlying production was hedged.

For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Amounts reclassified out of accumulated other comprehensive income (loss) into earnings as a component of oil and condensate sales for the years ended December 31, 2013 and 2012 are presented below.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Reduction to oil and condensate sales	$(9,779)	$(1,517)	$(4,720)
At December 31, 2013, no amounts related to fixed price swaps remain in accumulated other comprehensive income (loss).
The following table presents the balances of the Company’s cumulative hedging activities included in other comprehensive income.

(In thousands)
December 31, 2010	$(4,720)
December 31, 2011	$1,576
December 31, 2012	$(9,660)
December 31, 2013	$—
Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. The Company recognized a loss of $18.2 million related to hedge ineffectiveness for the year ended December 31, 2013, which is included in oil and condensate and gas sales in the consolidated statements of operations. This loss was comprised of a loss of $9.1 million related to hedge ineffectiveness and a loss of $9.1 million related to the amortization of other comprehensive income for the year ended December 31, 2013. The Company recognized a loss of $0.1 million related to hedge ineffectiveness for the year ended December 31, 2012, which is included in oil and condensate sales in the consolidated statements of operations. The Company recognized an immaterial gain related to hedge ineffectiveness for the year ended December 31, 2011, which is included in oil and condensate sales in the consolidated statements of operations.
The Company delivered approximately 48% of its 2013 production under fixed price swaps.

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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.
The following tables summarize the Company’s financial and non-financial liabilities by FASB ASC 820 valuation level as of December 31, 2013 and 2012:

	December 31, 2013
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Fixed price swaps	$—	$845	$—
Equity investment in Diamondback	178,708	—	—
Liabilities:
Fixed price swaps and swaptions	$—	$23,646	$—

	December 31, 2012
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Fixed price swaps	$—	$664	$—
Equity investment in Diamondback	151,317	—	—
Liabilities:
Fixed price swaps	$—	$10,442	$—
The estimated fair value of the Company’s fixed price swap contracts and swaptions were based upon forward commodity prices based on quoted market prices, adjusted for differentials, and for the Company's swaptions, market implied volatilities of the underlying commodity were also evaluated. See Note 13 for further discussion of the Company's hedging activities. The estimated fair value of the Company's equity investment in Diamondback was based upon the public closing share price of Diamondback's common stock as of December 31, 2013.
The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 4 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the year ended December 31, 2013 were approximately $3.6 million.

15.	RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company conducts business activities with certain related parties.
Diamondback operates the Permian Basin wells included in the Contribution as discussed above in Note 4. At December 31, 2012, the Company owed Diamondback approximately $0.3 million related to reimbursement for services provided prior to the contribution. Approximately $7.1 million of services provided by Diamondback are included in lease operating expenses in the consolidated statements of operations for the year ended December 31, 2012. Approximately $40.4 million related to services performed by Diamondback are included in oil and natural gas properties on the accompanying consolidated balance sheets at December 31, 2012.

As discussed in Note 3, Gulfport is the operator of its Niobrara Formation acreage under a development agreement with Windsor Niobrara. As operator, the Company is responsible for daily operations, monthly operation billings and monthly revenue disbursements for these properties. For the years ended December 31, 2013 and 2012, the Company billed Windsor Niobrara approximately $0.9 million and $7.5 million, respectively, for these services. At December 31, 2013, Windsor Niobrara owed the Company an immaterial amount for these services. At December 31, 2012, Windsor Niobrara owed the Company approximately $0.2 million for these services.
Windsor Ohio LLC ("Windsor Ohio") participated with the Company in the acquisition of certain leasehold interests in acreage located in the Utica Shale in Ohio. As operator of this acreage, the Company is responsible for daily operations, monthly operation billings and monthly revenue disbursements for these properties. For the years ended December 31, 2013 and 2012, the Company billed Windsor Ohio approximately $73.4 million and $163.7 million, respectively, for these services.

At December 31, 2013 and 2012, Windsor Ohio owed the Company approximately $1.6 million and $6.5 million, respectively, for these services. During the years ended December 31, 2013 and 2012, the Company purchased certain oil and natural gas properties in the Utica Shale from Windsor Ohio. For information regarding these transactions, see Note 2.
Rhino Exploration LLC ("Rhino") participated with the Company in the acquisition of certain leasehold interest in acreage located in the Utica Shale in Ohio. As operator of this acreage, the Company is responsible for daily operations, monthly operation billings and monthly revenue disbursements for these properties. For the year ended December 31, 2012, the Company billed Rhino approximately $4.4 million for these services. At December 31, 2012, Rhino owed the Company approximately $4.3 million for these services.
Stingray Pressure, which is 50% owned by the Company, provides well completion services as discussed above in Note 5. At December 31, 2013 and 2012, the Company owed Stingray Pressure approximately $8.3 million and $5.3 million, respectively, related to these services. Approximately $58.3 million and $4.3 million of services provided by Stingray Pressure are included in oil and natural gas properties before elimination of intercompany profits on the accompanying consolidated balance sheets at December 31, 2013 and 2012, respectively.
Stingray Cementing, which is 50% owned by the Company, provides well cementing services as discussed above in Note 5. At December 31, 2013, the Company owed Stingray Cementing approximately $1.5 million related to these services. No amounts were owed to Stingray Cementing at December 31, 2012. Approximately $4.0 million of services provided by Stingray Cementing are included in oil and natural gas properties before elimination of intercompany profits on the accompanying consolidated balance sheets at December 31, 2013.
Stingray Energy, which is 50% owned by the Company, provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites as discussed above in Note 5. At December 31, 2013, the Company owed Stingray Energy approximately $4.1 million related to these services. Approximately $5.1 million of services provided by Stingray Energy are included in oil and natural gas properties before elimination of intercompany profits on the accompanying consolidated balance sheets at December 31, 2013.
Athena Construction LLC (“Athena”) performs services for the Company at its WCBB and Hackberry fields. At December 31, 2013 and 2012, the Company owed Athena approximately $1.0 million and $1.5 million, respectively, related to these services. Approximately $0.6 million and $0.4 million of services provided by Athena are included in lease operating expenses in the consolidated statements of operations for the year ended December 31, 2013 and 2012, respectively. Approximately $4.1 million and $5.0 million related to services performed by Athena are included in oil and natural gas properties on the accompanying consolidated balance sheets at December 31, 2013 and 2012, respectively.
Black Fin P&A, LLC (“Black Fin”) performs plugging and abandonment services for the Company at its WCBB field. No amounts were owed to Black Fin at December 31, 2013 and 2012. An immaterial amount of services performed by Black Fin are included in oil and natural gas properties on the accompanying consolidated balance sheets at December 31, 2013. Approximately $0.7 million of services performed by Black Fin are included in oil and natural gas properties on the accompanying consolidated balance sheets at December 31, 2012.
Panther Drilling Systems, LLC ("Panther") performs directional drilling services for the Company. At December 31, 2013 and 2012, the Company owed Panther approximately $1.8 million and an immaterial amount, respectively, related to these services. Approximately $12.6 million and an immaterial amount of services provided by Panther are included in oil and natural gas properties on the accompanying consolidated balance sheets at December 31, 2013 and 2012, respectively.
Redback Directional Services, LLC ("Redback") provides coil tubing and flow back services for the Company. No amounts were owed to Redback at December 31, 2013. At 2012 the Company owed Redback $1.1 million related to these services. Approximately $0.1 million and $1.8 million related to services performed by Redback are included in oil and natural gas properties on the accompanying consolidated balance sheets at December 31, 2013 and 2012, respectively.
Caliber Development Company, LLC ("Caliber") provides building maintenance services for the Company's headquarters in Oklahoma City, Oklahoma. Caliber also leases office space to the Company. At December 31, 2013 and 2012, the Company owed Caliber an immaterial amount related to these services. Approximately $0.2 million and $0.1 million of services performed by Caliber and rent paid to Caliber are included in general and administrative expenses on the accompanying consolidated statements of operations for the year ended December 31, 2013 and 2012, respectively.

Each of Diamondback, Windsor Niobrara, Windsor Ohio, Rhino, Stingray Pressure, Stingray Cementing, Stingray Energy, Stingray Logistics, Athena, Black Fin, Panther, Redback and Caliber is affiliated with or controlled by Wexford. Prior to September 21, 2012, Wexford and/or its affiliates beneficially owned more than 10% of the Company's common stock and was deemed to be a related party. On or about September 28, 2012, Wexford’s and/or its affiliates’ ownership of Gulfport’s common stock dropped to below 1% and, as a result, was no longer deemed to be a related party. Subsequent to September 28, 2012, the Company continued to treat Windsor Niobrara, Windsor Ohio, Athena, Black Fin, Panther, Redback and Caliber as related parties because Mr. Mike Liddell, the Company's former Chairman of the Board and a named executive officer during 2013, is the operating member of each such entity and also holds a 10% participation interest in Windsor Ohio and a 10% contingent participation interest in Windsor Niobrara, Athena, Black Fin, Panther, Redback and Caliber. During December 2012, Mr. Liddell had transferred his participation in Windsor Ohio to an entity he controlled. For the year ended December 31, 2012, the Company billed this entity directly in respect of his 10% interest in the amount of approximately $2.0 million. For the year ended December 31, 2012, the Company paid this entity approximately $0.1 million in respect of its interest in Windsor Ohio.

16.	COMMITMENTS
Plugging and Abandonment Funds
In connection with the Company's acquisition in 1997 of the remaining 50% interest in its WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company could access the trust for use in plugging and abandonment charges associated with the property, although it has not yet done so. As of December 31, 2013, the plugging and abandonment trust totaled approximately $3.1 million. At December 31, 2013, the Company had plugged 354 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.
Contributions to 401(k) Plan
Gulfport sponsors a 401(k) and Profit Sharing plan under which eligible employees may contribute up to 100% of their total compensation up to the maximum pre-tax threshold through salary deferrals. Also under the plan, the Company will make a contribution each calendar year on behalf of each employee equal to at least 3% of his or her salary, regardless of the employee’s participation in salary deferrals and may also make additional discretionary contributions. During the years ended December 31, 2013, 2012 and 2011, Gulfport incurred $0.6 million, $0.4 million, and $0.3 million, respectively, in contributions expense related to this plan.
Employment Agreements
Effective November 1, 2012, the Company entered into employment agreements with its executive officers, each with an initial three-year term that expires on November 1, 2015 subject to automatic one-year extensions unless terminated by either party to the agreement at least 90 days prior to the end of the then current term. These agreements provide for minimum salary and bonus levels which are subject to review and potential increase by the Compensation Committee and/or the Board of Directors, as well as participation in the Company's Amended and Restated 2005 Stock Incentive Plan (or other equity incentive plans that may be put in place for the benefit of employees) and other employee benefits. The aggregate minimum commitment for future salaries and bonuses at December 31, 2013 was approximately $3.5 million.
Gulfport's former Chairman, Mr. Liddell, resigned effective June 2013 at which date his employment agreement with Gulfport terminated. At that same date, the Company entered into a consulting agreement with Mr. Liddell. The minimum commitment under the consulting agreement at December 31, 2013 was approximately $1.1 million.
Firm Transportation Commitments
As of December 31, 2013, the Compay had approximately 183,000 MMBtu per day of firm sales contracted with third parties. Of these sales, 33,000 MMBtu per day, 100,000 MMBtu per day and 50,000 MMBtu per day expire in 2015, 2016 and 2017, respectively.

Operating Leases
The Company leases office facilities under non-cancellable operating leases exceeding one year. Future minimum lease commitments under these leases at December 31, 2013 are as follows:

(In thousands)
2014	$536
2015	494
2016	426
2017	398
Total	$1,854

The following table presents rent expense for the years ended December 31, 2013, 2012 and 2011, respectively.

	For the years ended December 31,
	2013	2012	2011
	(In thousands)
Minimum rentals	$258	$139	$52
Less: Sublease rentals	45	7	—
	$213	$132	$52

17.    CONTINGENCIES
The Louisiana Department of Revenue (“LDR”) is disputing Gulfport’s severance tax payments to the State of Louisiana from the sale of oil under fixed price contracts during the years 2005 through 2007. The LDR maintains that Gulfport paid approximately $1.8 million less in severance taxes under fixed price terms than the severance taxes Gulfport would have had to pay had it paid severance taxes on the oil at the contracted market rates only. Gulfport has denied any liability to the LDR for underpayment of severance taxes and has maintained that it was entitled to enter into the fixed price contracts with unrelated third parties and pay severance taxes based upon the proceeds received under those contracts. Gulfport has maintained its right to contest any final assessment or suit for collection if brought by the State. On April 20, 2009, the LDR filed a lawsuit in the 15th Judicial District Court, Lafayette Parish, in Louisiana against Gulfport seeking $2.3 million in severance taxes, plus interest and court costs. Gulfport filed a response denying any liability to the LDR for underpayment of severance taxes. The LDR had taken no further action on this lawsuit since filing its petition other than propounding discovery requests to which Gulfport has responded. Since serving discovery requests on the LDR and receiving the LDR's responses in 2012, there has been no further activity on the case and no trial date has been set.
In December 2010, the LDR filed two identical lawsuits against Gulfport in different venues (the 15th Judicial District Court and the 19th Judicial Court) to recover allegedly underpaid severance taxes on crude oil for the period January 1, 2007 through December 31, 2010, together with a claim for attorney’s fees. The petitions do not make any specific claim for damages or unpaid taxes. As with the lawsuit filed by the LDR in 2009 discussed in the paragraph above, Gulfport denies all liability and will vigorously defend the lawsuit. The LDR filed motions to stay the lawsuits before Gulfport filed any responsive pleadings. After years of no activity on either of these lawsuits, the LDR recently moved to dismiss one of the identical lawsuits it filed in the 19th Judicial District Court in 2010, amended the petition it filed in the 15th Judicial District Court in 2010 and served discovery requests on Gulfport. The LDR asserts that Gulfport underpaid severance taxes by nearly $12 million from 2007 to 2010. The LDR also asserts that Gulfport owes an additional $4.4 million and may be subject to additional penalties. In 2013, the LDR asserted that Gulfport owes additional severance taxes in connection with the cash settlements it received to terminate forward sales contracts. The LDR's claims are still in their infancy and there has been no formal discovery. Gulfport maintains that the LDR's claims are not well-grounded in fact or law and intends to aggressively defend the lawsuits.

On July 30, 2010, six individuals and one limited liability company sued 15 oil and gas companies in Cameron Parish Louisiana for surface contamination in areas where the defendants operated in an action entitled Reeds et al. v. BP American

Production Company et al.,38th Judicial District. No. 10-18714. The plaintiffs’ original petition for damages, which did not name Gulfport as a defendant, alleges that the plaintiffs’ property located in Cameron Parish, Louisiana within the Hackberry oil field is contaminated as a result of historic oil and gas exploration and production activities. The plaintiffs allege that the defendants conducted, directed and participated in various oil and gas exploration and production activities on their property which allegedly have contaminated or otherwise caused damage to the property, and have sued the defendants for alleged breaches of oil, gas and mineral leases, as well as for alleged negligence, trespass, failure to warn, strict liability, punitive damages, lease liability, contract liability, unjust enrichment, restoration damages, assessment and response costs and stigma damages. On December 7, 2010, Gulfport was served with a copy of the plaintiffs’ first supplemental and amending petition which added four additional plaintiffs and six additional defendants, including Gulfport, bringing the total number of defendants to 21. It also increased the total acreage at issue in this litigation from 240 acres to approximately 1,700 acres. In addition to the damages sought in the original petition, the plaintiffs now also seek: damages sufficient to cover the cost of conducting a comprehensive environmental assessment of all present and yet unidentified pollution and contamination of their property; the cost to restore the property to its pre-polluted original condition; damages for mental anguish and annoyance, discomfort and inconvenience caused by the nuisance created by defendants; land loss and subsidence damages and the cost of backfilling canals and other excavations; damages for loss of use of land and lost profits and income; attorney fees and expenses and damages for evaluation and remediation of any contamination that threatens groundwater. In addition to Gulfport, current defendants include ExxonMobil Oil Corporation, Mobil Exploration & Producing North America Inc., Chevron U.S.A. Inc., The Superior Oil Company, Union Oil Company of California, BP America Production Company, Tempest Oil Company, Inc., ConocoPhillips Company, Continental Oil Company, WM. T. Burton Industries, Inc., Freeport Sulphur Company, Eagle Petroleum Company, U.S. Oil of Louisiana, M&S Oil Company, and Empire Land Corporation, Inc. of Delaware. On January 21, 2011, Gulfport filed a pleading challenging the legal sufficiency of the petitions on several grounds and requesting that they either be dismissed or that plaintiffs be required to amend such petitions. In response to the pleadings filed by Gulfport and similar pleadings filed by other defendants, the plaintiffs filed a third amending petition with exhibits which expands the description of the property at issue, attaches numerous aerial photos and identifies the mineral leases at issue. In response, Gulfport and numerous defendants re-urged their pleadings challenging the legal sufficiency of the petitions. Some of the defendants’ grounds for challenging the plaintiffs’ petitions were heard by the court on May 25, 2011 and were denied. The court signed the written judgment on December 9, 2011. Gulfport noticed its intent to seek supervisory review on December 19, 2011 and the trial court fixed a return date of January 11, 2012 for the filing of the writ application. Gulfport filed its supervisory writ, which was denied by the Louisiana Third Circuit Court of Appeal and the Louisiana Supreme Court. The parties engaged in a non-binding mediation in July 2013 and discussion are on-going. At this time, the parties are continuing to conduct discovery. The trial date has been continued to July 2014.
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
The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2013, Gulfport held cash in excess of insured limits in these banks totaling $457.7 million.
During the year ended December 31, 2013, Gulfport sold approximately 99% of its oil production to Shell Trading Company (“Shell”), 100% of its natural gas liquids production to Markwest Utica and 32%, 31% and 17% of its natural gas production to Sequent Energy Management, L.P., Hess and Interstate Gas Supply, Inc., respectively. During the year ended December 31, 2012, Gulfport sold approximately 92% and 8% of its oil production to Shell and Diamondback O&G, respectively, 91% of its natural gas liquids production to Diamondback O&G, and 41%, 18% and 16% of its natural gas production to Noble Americas Gas, Hess and Chevron, respectively. During the year ended December 31, 2011, Gulfport sold approximately 93% and 7% of its oil production to Shell and Diamondback O&G, respectively, 100% of its natural gas liquids production to Diamondback O&G and 50%, 27%, and 22% of its natural gas production to Hilcorp Energy Company, Chevron, and Diamondback O&G, respectively.

18.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On October 17, 2012 and December 21, 2012, the Company issued an aggregate of $300.0 million of its 7.75% Senior Notes (the "Notes"). The Notes are guaranteed on a senior unsecured basis by all existing consolidated subsidiaries that guarantee the Company's secured revolving credit facility or certain other debt (the "Guarantors"). The Notes are not guaranteed by Grizzly Holdings, Inc., (the "Non-Guarantor"). The Guarantors are 100% owned by Gulfport (the "Parent"), and the guarantees are full, unconditional, joint and several. There are no significant restrictions on the ability of the Parent or the Guarantors to obtain funds from each other in the form of a dividend or loan.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2013
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$451,431	$7,525	$—	$—	$458,956
Accounts receivable - oil and gas	58,662	162	—	—	58,824
Accounts receivable - related parties	2,617	—	—	—	2,617
Accounts receivable - intercompany	21,379	27	—	(21,406)	—
Prepaid expenses and other current assets	2,581	—	—	—	2,581
Deferred tax asset	6,927	—	—	—	6,927
Short-term derivative instruments	324	—	—	—	324
Note receivable - related party	875	—	—	—	875
Total current assets	544,796	7,714	—	(21,406)	531,104
Property and equipment:
Oil and natural gas properties, full-cost accounting	2,470,411	7,340	—	(573)	2,477,178
Other property and equipment	11,102	29	—	—	11,131
Accumulated depletion, depreciation, amortization and impairment	(784,695)	(22)	—	—	(784,717)
Property and equipment, net	1,696,818	7,347	—	(573)	1,703,592
Other assets:
Equity investments and investments in subsidiaries	432,727	—	191,473	(184,132)	440,068
Derivative instruments	521	—	—	—	521
Other assets	17,851	—	—	—	17,851
Total other assets	451,099	—	191,473	(184,132)	458,440
Total assets	$2,692,713	$15,061	$191,473	$(206,111)	$2,693,136

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$190,284	$423	$—	$—	$190,707
Accounts payable - intercompany	—	21,296	110	(21,406)	—
Asset retirement obligation - current	795	—	—	—	795
Short-term derivative instruments	12,280	—	—	—	12,280
Current maturities of long-term debt	159	—	—	—	159
Total current liabilities	203,518	21,719	110	(21,406)	203,941
Long-term derivative instrument	11,366	—	—	—	11,366
Asset retirement obligation - long-term	14,288	—	—	—	14,288
Deferred tax liability	114,275	—	—	—	114,275
Long-term debt, net of current maturities	299,028	—	—	—	299,028
Total liabilities	642,475	21,719	110	(21,406)	642,898

Stockholders' equity:
Common stock	851	—	—	—	851
Paid-in capital	1,813,058	322	208,277	(208,599)	1,813,058
Accumulated other comprehensive income (loss)	(9,781)	—	(9,781)	9,781	(9,781)
Retained earnings (accumulated deficit)	246,110	(6,980)	(7,133)	14,113	246,110
Total stockholders' equity	2,050,238	(6,658)	191,363	(184,705)	2,050,238
Total liabilities and stockholders' equity	$2,692,713	$15,061	$191,473	$(206,111)	$2,693,136

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2012
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$165,293	$1,795	$—	$—	$167,088
Accounts receivable - oil and gas	25,070	545	—	—	25,615
Accounts receivable - related parties	33,806	1,042	—	—	34,848
Accounts receivable - intercompany	15,368			(15,368)	—
Prepaid expenses and other current assets	1,506	—	—	—	1,506
Short-term derivative instruments	664	—	—	—	664
Total current assets	241,707	3,382	—	(15,368)	229,721

Property and equipment:
Oil and natural gas properties, full-cost accounting,	1,606,172	4,918	—	—	1,611,090
Other property and equipment	8,642	20	—	—	8,662
Accumulated depletion, depreciation, amortization and impairment	(665,864)	(20)	—	—	(665,884)
Property and equipment, net	948,950	4,918	—	—	953,868
Other assets:
Equity investments and investments in subsidiaries	374,209	—	172,766	(165,491)	381,484
Other assets	13,295	—	—	—	13,295
Total other assets	387,504	—	172,766	(165,491)	394,779
Total assets	$1,578,161	$8,300	$172,766	$(180,859)	$1,578,368

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$110,037	$207	$—	$—	$110,244
Accounts payable - intercompany	—	15,259	109	(15,368)	—
Asset retirement obligation - current	60	—	—	—	60
Short-term derivative instruments	10,442	—	—	—	10,442
Current maturities of long-term debt	150	—	—	—	150
Total current liabilities	120,689	15,466	109	(15,368)	120,896

Asset retirement obligation - long-term	13,215	—	—	—	13,215
Deferred tax liability	18,607	—	—	—	18,607
Long-term debt, net of current maturities	298,888	—	—	—	298,888
Other non-current liabilities	354	—	—	—	354
Total liabilities	451,753	15,466	109	(15,368)	451,960

Stockholders' equity:
Common stock	674	—	—	—	674
Paid-in capital	1,036,245	322	174,348	(174,670)	1,036,245
Accumulated other comprehensive income (loss)	(3,429)	—	2,442	(2,442)	(3,429)
Retained earnings (accumulated deficit)	92,918	(7,488)	(4,133)	11,621	92,918
Total stockholders' equity	1,126,408	(7,166)	172,657	(165,491)	1,126,408
Total liabilities and stockholders' equity	$1,578,161	$8,300	$172,766	$(180,859)	$1,578,368

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$261,809	$1,517	$—	$(573)	$262,753

Costs and expenses:
Lease operating expenses	25,971	732	—	—	26,703
Production taxes	26,848	85	—	—	26,933
Midstream transportation, processing and marketing	10,999	31	—	—	11,030
Depreciation, depletion, and amortization	118,878	2	—	—	118,880
General and administrative	22,359	159	1	—	22,519
Accretion expense	717	—	—	—	717
Loss on sale of assets	508	—	—	—	508
	206,280	1,009	1	—	207,290

INCOME (LOSS) FROM OPERATIONS	55,529	508	(1)	(573)	55,463

OTHER (INCOME) EXPENSE:
Interest expense	17,490	—	—	—	17,490
Interest income	(297)	—	—	—	(297)
(Income) loss from equity method investments and investments in subsidiaries	(212,992)	—	2,999	(3,065)	(213,058)
	(195,799)	—	2,999	(3,065)	(195,865)

INCOME (LOSS) BEFORE INCOME TAXES	251,328	508	(3,000)	2,492	251,328
INCOME TAX EXPENSE	98,136	—	—	—	98,136

NET INCOME (LOSS)	$153,192	$508	$(3,000)	$2,492	$153,192

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$247,637	$1,289	$—	$—	$248,926

Costs and expenses:
Lease operating expenses	23,644	664	—	—	24,308
Production taxes	28,874	83	—	—	28,957
Midstream transportation, processing and marketing	432	11			443
Depreciation, depletion, and amortization	90,749	—	—	—	90,749
General and administrative	13,602	132	74	—	13,808
Accretion expense	698	—	—	—	698
Gain on sale of assets	(7,300)	—	—	—	(7,300)
	150,699	890	74	—	151,663

INCOME (LOSS) FROM OPERATIONS	96,938	399	(74)	—	97,263

OTHER (INCOME) EXPENSE:
Interest expense	7,458	—	—	—	7,458
Interest income	(72)	—	—	—	(72)
(Income) loss from equity method investments and investments in subsidiaries	(5,182)	—	1,512	(4,652)	(8,322)
	2,204	—	1,512	(4,652)	(936)

INCOME (LOSS) FROM COTINUING OPERATIONS BEFORE INCOME TAXES	94,734	399	(1,586)	4,652	98,199
INCOME TAX EXPENSE	26,363	—	—	—	26,363

INCOME (LOSS) FROM CONTINUING OPERATIONS	68,371	399	(1,586)	4,652	71,836
DISCONTINUED OPERATIONS
Loss on disposal of Belize properties, net of tax	—	3,465	—	—	3,465
NET INCOME (LOSS)	$68,371	$(3,066)	$(1,586)	$4,652	$68,371

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$228,281	$973	$—	$—	$229,254

Costs and expenses:
Lease operating expenses	20,168	729	—	—	20,897
Production taxes	25,991	63	—	—	26,054
Midstream transportation, processing and marketing	275	4	—	—	279
Depreciation, depletion, and amortization	62,320	—	—	—	62,320
General and administrative	8,038	11	25	—	8,074
Accretion expense	666	—	—	—	666
	117,458	807	25	—	118,290

INCOME (LOSS) FROM OPERATIONS	110,823	166	(25)	—	110,964

OTHER (INCOME) EXPENSE:
Interest expense	1,400	—	—	—	1,400
Interest income	(39)	—	(147)	—	(186)
(Income) loss from equity method investments and investments in subsidiaries	1,130	—	1,592	(1,304)	1,418
	2,491	—	1,445	(1,304)	2,632

INCOME (LOSS) BEFORE INCOME TAXES	108,332	166	(1,470)	1,304	108,332
INCOME TAX BENEFIT	(90)	—	—	—	(90)

NET INCOME (LOSS)	$108,422	$166	$(1,470)	$1,304	$108,422

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$153,192	$508	$(3,000)	$2,492	$153,192
Foreign currency translation adjustment	(12,223)	—	(12,223)	12,223	(12,223)
Change in fair value of derivative instruments, net of taxes	(4,419)	—	—	—	(4,419)
Reclassification of settled contracts, net of taxes	10,290	—	—	—	10,290
Other comprehensive income (loss)	(6,352)	—	(12,223)	12,223	(6,352)
Comprehensive income	$146,840	$508	$(15,223)	$14,715	$146,840

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$68,371	$(3,066)	$(1,586)	$4,652	$68,371
Foreign currency translation adjustment	1,355	—	1,355	(1,355)	1,355
Change in fair value of derivative instruments, net of taxes	(8,452)	—	—	—	(8,452)
Reclassification of settled contracts, net of taxes	1,005	—	—	—	1,005
Other comprehensive income (loss)	(6,092)	—	1,355	(1,355)	(6,092)
Comprehensive income	$62,279	$(3,066)	$(231)	$3,297	$62,279

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$108,422	$166	$(1,470)	$1,304	$108,422
Foreign currency translation adjustment	(1,865)	—	(1,865)	1,865	(1,865)
Change in fair value of derivative instruments, net of taxes	1,576	—	—	—	1,576
Reclassification of settled contracts, net of taxes	4,720	—	—	—	4,720
Other comprehensive income (loss)	4,431	—	(1,865)	1,865	4,431
Comprehensive income	$112,853	$166	$(3,335)	$3,169	$112,853

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by operating activities	$182,961	$8,104	$—	$—	$191,065

Net cash provided by (used in) investing activities	(661,886)	(2,374)	(33,929)	33,929	(664,260)

Net cash provided by (used in) financing activities	765,063	—	33,929	(33,929)	765,063

Net increase in cash and cash equivalents	286,138	5,730	—	—	291,868

Cash and cash equivalents at beginning of period	165,293	1,795	—	—	167,088

Cash and cash equivalents at end of period	$451,431	$7,525	$—	$—	$458,956

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$195,734	$3,425	$(1)	$—	$199,158

Net cash provided by (used in) investing activities	(838,177)	(2,402)	(103,915)	103,915	(840,579)

Net cash provided by (used in) financing activities	714,612	—	103,915	(103,915)	714,612

Net increase (decrease) in cash and cash equivalents	72,169	1,023	(1)	—	73,191

Cash and cash equivalents at beginning of period	93,124	772	1	—	93,897

Cash and cash equivalents at end of period	$165,293	$1,795	$—	$—	$167,088

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by operating activities	$154,329	$3,808	$1	$—	$158,138

Net cash provided by (used in) investing activities	(320,203)	(3,045)	(25,858)	25,858	(323,248)

Net cash provided by (used in) financing activities	256,539	—	25,858	(25,858)	256,539

Net increase in cash and cash equivalents	90,665	763	1	—	91,429

Cash and cash equivalents at beginning of period	2,459	9	—	—	2,468

Cash and cash equivalents at end of period	$93,124	$772	$1	$—	$93,897

19.	SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)
As discussed above in Notes 4 and 5, the Company owned a 7.2% equity interest in Diamondback at December 31, 2013 which interest is shown below. At December 31, 2012, the Company owned a 21.4% equity interest in Diamondback. The Company did not own an equity interest in Diamondback at December 31, 2011.
The following is historical revenue and cost information relating to the Company’s oil and gas operations located entirely in the United States:
Capitalized Costs Related to Oil and Gas Producing Activities

	2013	2012
	(In thousands)
Proven properties	$1,526,588	$984,795
Unproven properties	950,590	626,295
	2,477,178	1,611,090
Accumulated depreciation, depletion, amortization and impairment reserve	(779,561)	(661,442)
Net capitalized costs	$1,697,617	$949,648

Equity investment in Diamondback Energy, Inc.
Proven properties	$92,074	$123,370
Unproven properties	26,608	25,947
	118,682	149,317
Accumulated depreciation, depletion, amortization and impairment reserve	$(15,180)	$(31,052)
Net capitalized costs	$103,502	$118,265
Costs Incurred in Oil and Gas Property Acquisition and Development Activities

	2013	2012	2011
	(In thousands)
Acquisition	$338,153	$513,904	$119,522
Development of proved undeveloped properties	408,121	121,787	123,489
Exploratory	26,174	93,397	3,994
Recompletions	44,633	24,643	17,259
Capitalized asset retirement obligation	3,556	2,195	1,390
Total	$820,637	$755,926	$265,654

Equity investment in Diamondback Energy, Inc.
Acquisition	$44,534	$49,895	$—
Development of proved undeveloped properties	6,369	22,740	—
Exploratory	17,491	3,755	—
Capitalized asset retirement obligation	50	203	—
Total	$68,444	$76,593	$—
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

	2013	2012	2011
	(In thousands)
Revenues	$262,225	$248,601	$228,953
Production costs	(64,666)	(53,708)	(47,230)
Depletion	(118,118)	(90,230)	(61,965)
	79,441	104,663	119,758
Income tax expense (benefit)
Current	—	730	282
Deferred	49,447	25,633	(372)
	49,447	26,363	(90)
Results of operations from producing activities	$29,994	$78,300	$119,848
Depletion per barrel of oil equivalent (BOE)	$28.68	$35.07	$26.56

Results of Operations from equity method investment in Diamondback Energy, Inc.
Revenues	$14,976	$16,042	$—
Production costs	(2,518)	(4,474)	—
Depletion	(4,754)	(5,515)	—
	7,704	6,053	—
Income tax expense (benefit)	2,286	2,158	—

Results of operations from producing activities	$5,418	$3,895	$—
Oil and Gas Reserves
The following table presents estimated volumes of proved developed and undeveloped oil and gas reserves as of December 31, 2013, 2012 and 2011 and changes in proved reserves during the last three years. The reserve reports use an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2013, 2012 and 2011, in accordance with guidelines of the SEC applicable to reserves estimates. Volumes for oil are stated in thousands of barrels (MBbls) and volumes for gas are stated in millions of cubic feet (MMcf). The prices used for the 2013 reserve report are $96.78 per barrel of oil, $3.67 per MMbtu and $41.23 per barrel for NGLs, adjusted by lease for transportation fees and regional price differentials, and for oil and gas reserves, respectively. The prices used at December 31, 2012 and 2011 for reserve report purposes are $91.32 per barrel and $2.76 per MMbtu and $96.19 per barrel and $4.12 per MMbtu, respectively.
Gulfport emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

	2013			2012			2011
	Oil	Gas	NGL	Oil	Gas	NGL	Oil	Gas	NGL
	(MBbls)	(MMcf)	(MBbls)	(MBbls)	(MMcf)	(MBbls)	(MBbls)	(MMcf)	(MBbls)
Proved Reserves
Beginning of the period	8,106	33,771	145	13,954	15,728	2,791	16,597	16,158	3,107
Purchases in oil and gas reserves in place	—	—	—	—	—	—	2	19	—
Extensions and discoveries	2,765	123,597	5,850	4,732	31,265	148	3,723	2,091	217
Sales of oil and gas reserves in place	—	—	—	(7,875)	(11,757)	(2,729)	—	—	—
Revisions of prior reserve estimates	(208)	(2,031)	—	(382)	(357)	—	(4,240)	(1,662)	(474)
Current production	(2,317)	(8,891)	(320)	(2,323)	(1,108)	(65)	(2,128)	(878)	(59)
End of period	8,346	146,446	5,675	8,106	33,771	145	13,954	15,728	2,791
Proved developed reserves	5,609	94,552	3,527	5,175	18,482	44	6,780	6,152	705
Proved undeveloped reserves	2,737	51,894	2,148	2,931	15,289	101	7,174	9,576	2,086

Equity investment in Diamondback Energy, Inc.
Proved Reserves
Beginning of the period	5,606	7,398	1,766	3,874	4,398	1,080	—	—	—
Change in ownership interest in Diamondback	(3,720)	(4,909)	(1,171)	—	—	—	—	—	—
Purchases in oil and gas reserves in place	528	752	120	1,543	2,292	540	—	—	—
Extensions and discoveries	1,227	1,741	331	665	804	186	—	—	—
Revisions of prior reserve estimates	(428)	(417)	(249)	(314)	82	(1)	—	—	—
Current production	(146)	(124)	(26)	(162)	(178)	(39)	—	—	—
End of period	3,067	4,441	771	5,606	7,398	1,766	—	—	—
Proved developed reserves	1,425	2,263	358	1,539	2,753	641	—	—	—
Proved undeveloped reserves	1,642	2,178	413	4,068	4,645	1,124	—	—	—

In 2013, the Company experienced extensions and discoveries of 27,805 thousand barrels of oil equivalent (MBOE) of proved reserves attributable to the development of the Company's Utica Shale acreage. The Company contributed its Permian Basin assets to Diamondback in 2012, as discussed in Note 4, resulting in a decrease of 12,564 MBOE in estimated proved reserves in 2012. The Company experienced extensions and discoveries of proved reserves of 6,675 MBOE in 2012 attributable to the discovery and development of the Company's Utica Shale acreage. In addition, the Company experienced downward reserve revisions of 442 MBOE in estimated proved reserves in 2012 primarily due to a change in the drilling schedule of its Niobrara acreage. The Company also experienced downward reserve revisions in 2011. These downward revisions were primarily the result of the drilling of PUDs during the Company’s 2011 drilling program and ethane takeaway issues in the Permian Basin.
Discounted Future Net Cash Flows
The following tables present the estimated future cash flows, and changes therein, from Gulfport’s proven oil and gas reserves as of December 31, 2013, 2012 and 2011 using an unweighted average first-of-the-month price for the period January through December 31, 2013, 2012 and 2011.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Future cash flows	$1,657,708	$954,833	$1,594,050
Future development and abandonment costs	(272,500)	(159,113)	(306,810)
Future production costs	(274,428)	(147,024)	(295,383)
Future production taxes	(78,647)	(89,175)	(124,739)
Future income taxes	(172,691)	(114,867)	(229,649)
Future net cash flows	859,442	444,654	637,469
10% discount to reflect timing of cash flows	(280,976)	(96,013)	(260,788)
Standardized measure of discounted future net cash flows	$578,466	$348,641	$376,681

Equity investment in Diamondback Energy, Inc. Standardized measure of discounted cash flows
Future cash flows	$331,505	$592,669	$—
Future development and abandonment costs	(37,229)	(115,869)	—
Future production costs	(58,096)	(165,553)	—
Future production taxes	(22,925)	(30,122)	—
Future income taxes	(48,547)	(71,669)	—
Future net cash flows	164,708	209,456	—
10% discount to reflect timing of cash flows	(94,462)	(130,871)	—
Standardized measure of discounted future net cash flows	$70,246	$78,585	$—
In order to develop its proved undeveloped reserves according to the drilling schedule used by the engineers in Gulfport’s reserve report, the Company will need to spend $135.4 million, $68.7 million and $8.5 million during years 2014, 2015 and 2016, respectively.
Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Sales and transfers of oil and gas produced, net of production costs	$(197,559)	$(194,893)	$(181,723)
Net changes in prices, production costs, and development costs	65,573	108,941	136,071
Acquisition of oil and gas reserves in place	—	—	72
Extensions and discoveries	130,826	151,654	107,110
Previously estimated development costs incurred during the period	43,478	10,211	41,193
Revisions of previous quantity estimates, less related production costs	(3,591)	(10,504)	(112,553)
Sales of reserves in place	—	(214,867)	—
Accretion of discount	34,864	37,668	31,549
Net changes in income taxes	(30,239)	25,585	(36,674)
Change in production rates and other	186,473	58,165	76,149
Total change in standardized measure of discounted future net cash flows	$229,825	$(28,040)	$61,194

Equity investment in Diamondback Energy, Inc. Changes in standardized measure of discounted cash flows
Change in ownership interest in Diamondback	$(52,145)	$—	$—
Sales and transfers of oil and gas produced, net of production costs	(12,524)	(11,601)	—
Net changes in prices, production costs, and development costs	3,312	(14,596)	—
Acquisition of oil and gas reserves in place	21,968	23,090	—
Extensions and discoveries	39,776	16,969	—
Previously estimated development costs incurred during the period	5,517	19,014	—
Revisions of previous quantity estimates, less related production costs	(9,143)	(4,897)	—
Accretion of discount	4,175	7,803	—
Net changes in income taxes	(12,137)	(26,866)	—
Change in production rates and other	2,862	(8,358)	—
Total change in standardized measure of discounted future net cash flows	$(8,339)	$558	$—

20.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table summarizes quarterly financial data for the years ended December 31, 2013 and 2012:

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenues	$55,000	$70,434	$69,252	$68,067
Income from operations	14,944	22,456	15,137	2,926
Income tax expense	28,195	25,514	23,400	21,027
Net income	44,559	43,828	40,527	24,278
Income per share:
Basic	$0.61	$0.57	$0.52	$0.30
Diluted	$0.61	$0.56	$0.52	$0.30

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenues	$65,461	$66,325	$60,537	$56,603
Income from operations	27,263	25,947	18,178	25,875
Income tax expense (benefit)	—	—	15,514	10,849
Net income	26,869	25,117	502	15,883
Income per share:
Basic	$0.48	$0.45	$0.01	$0.28
Diluted	$0.48	$0.45	$0.01	$0.28

21.    SUBSEQUENT EVENTS

In January 2014, the Company entered into fixed price swaps for 25,000 MMBtu of natural gas per day at a weighted average price of $4.20 per MMBtu for the period from May 2014 through December 2015. For the period from June 2014 through December 2015, the Company entered into fixed price swaps for 25,000 MMBtu of natural gas per day at a weighted average price of $4.21 per MMBtu. The Company's fixed price swap contracts are tied to the commodity prices on NYMEX. The Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price as listed on NYMEX for natural gas.

On February 26, 2014, the Company entered into a binding letter of intent with Rhino Resources Partners LP ("Rhino") to acquire approximately 8,200 additional net acres in the Utica Shale of Eastern Ohio and approximately 1,000 BOEPD of production during January 2014 for a total purchase price of $185.0 million, subject to closing adjustments. These assets constitute all the rights, title and interest in leasehold and mineral interests covered by all oil and gas leases owned by Rhino in the Utica Shale in Eastern Ohio, together with all wells, production, data, equipment, contracts permits and privileges relating to the ownership of such properties. Gulfport is the operator of substantially all of this acreage. The Company plans to fund this acreage acquisition from existing cash on hand. The acquisition is expected to close by the end of March 2014, however the transaction remains subject to completion of due diligence and other closing conditions, and there can be no assurance that the transaction will be completed.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1
Contribution Agreement, dated May 7, 2012, by and between the Company and Diamondback Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on May 8, 2012).

2.2
Purchase and Sale Agreement, dated December 17, 2012, by and between Windsor Ohio LLC, as seller, and Gulfport Energy Corporation, as purchaser (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 18, 2012).

2.3
Amendment, dated December 19, 2012, to the Purchase and Sale Agreement, dated December 17, 2012, by and between Windsor Ohio LLC, as seller, and Gulfport Energy Corporation, as purchaser (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 20, 2012).

2.4
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

3.3
Certificate of Amendment No. 2 to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 23, 2013).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 12, 2006).

3.5	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 23, 2013).

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

4.3
Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.3 of Form 10-QSB, File No. 000-19514, filed by the Company with the SEC on November 11, 2005).

4.4
Amendment No. 1, dated February 14, 2006, to the Registration Rights Agreement, dated as of March 29, 2002, by and among Gulfport Energy Corporation, Gulfport Funding LLC, certain other affiliates of Wexford and the other Investors Party thereto (incorporated by reference to Exhibit 10.15 of Form 10-KSB, File No. 000-19514, filed by the Company with the SEC on March 31, 2006).

4.5
Indenture, dated as of October 17, 2012, among Gulfport Energy Corporation, subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including the form of Gulfport Energy Corporation's 7.750% Senior Note Due November 1, 2020) (incorporated by reference to Exhibit 4.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 23, 2012).

4.6
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

E-1

4.8
Registration Rights Agreement, dated as of December 21, 2012, among Gulfport Energy Corporation, subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 26, 2012).

10.1+	2013 Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-4, File No. 333-189992, filed by the Company with the SEC on July 17, 2013).

10.2+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

10.3+*	Form of Restricted Stock Award Agreement.

10.4+
Consulting Agreement, effective as of June 14, 2013, by and between the Company and Mike Liddell (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on June 19, 2013).

10.5+
Separation and Release Agreement, dated as of January 31, 2014, by and between the Company and James D. Palm (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on February 4, 2014).

10.6+
Employment Agreement, dated November 7, 2012, between the Company and Michael G. Moore (incorporated by reference to Exhibit 10.6 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 8, 2012).

10.7
Amended and Restated Credit Agreement, dated as of December 27, 2013, by and among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, sole lead arranger and sole bookrunner, Amegy Bank National Association, as syndication agent, KeyBank National Association, as documentation agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on January 3, 2014).

10.8
Investor Rights Agreement, dated as of October 11, 2012, between Gulfport Energy Corporation and Diamondback Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 17, 2012).

14	Code of Ethics (incorporated by reference to Exhibit 14 of Form 8-K, File No. 000-19514, filed by the Company with the SEC on February 14, 2006).

21*	Subsidiaries of the Registrant.

23.1*	Consent of Grant Thornton LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

23.3*	Consent of Ryder Scott Company.

23.4*	Consent of Grant Thornton LLP with respect to financial statements of Diamondback Energy, Inc.

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

99.1*	Report of Netherland, Sewell & Associates, Inc.

99.2*	Report of Ryder Scott Company.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

E-2

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith, not filed.

+	Management contract, compensatory plan or arrangement.

E-3