Form 10-Q
period 2014-03-31
GULFPORT ENERGY CORP
filed 2014-05-09
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014 OR

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

As of May 1, 2014, 85,426,891 shares of the registrant’s common stock were outstanding.

GULFPORT ENERGY CORPORATION

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$170,382	$458,956
Accounts receivable—oil and gas	86,768	58,824
Accounts receivable—related parties	570	2,617
Prepaid expenses and other current assets	3,352	2,581
Deferred tax asset	7,558	6,927
Short-term derivative instruments	—	324
Note receivable - related party	875	875
Total current assets	269,505	531,104
Property and equipment:
Oil and natural gas properties, full-cost accounting, $1,138,085 and $950,590 excluded from amortization in 2014 and 2013, respectively	2,906,976	2,477,178
Other property and equipment	12,224	11,131
Accumulated depletion, depreciation, amortization and impairment	(841,561)	(784,717)
Property and equipment, net	2,077,639	1,703,592
Other assets:
Equity investments ($227,474 and $178,708 attributable to fair value option in 2014 and 2013, respectively)	499,419	440,068
Derivative instruments	2,565	521
Other assets	17,581	17,851
Total other assets	519,565	458,440
Total assets	$2,866,709	$2,693,136
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$239,099	$190,707
Asset retirement obligation—current	795	795
Short-term derivative instruments	29,755	12,280
Current maturities of long-term debt	161	159
Total current liabilities	269,810	203,941
Long-term derivative instrument	4,277	11,366
Asset retirement obligation—long-term	14,650	14,288
Deferred tax liability	148,470	114,275
Long-term debt, net of current maturities	299,062	299,028
Total liabilities	736,269	642,898
Commitments and contingencies (Note 8)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock - $.01 par value, 200,000,000 authorized, 85,424,391 issued and outstanding in 2014 and 85,177,532 in 2013	853	851
Paid-in capital	1,817,978	1,813,058
Accumulated other comprehensive loss	(17,059)	(9,781)
Retained earnings	328,668	246,110
Total stockholders’ equity	2,130,440	2,050,238
Total liabilities and stockholders’ equity	$2,866,709	$2,693,136
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2014	2013
	(In thousands, except share data)
Revenues:
Oil and condensate sales	$73,377	$53,080
Gas sales	18,349	1,466
Natural gas liquid sales	26,136	324
Other income	167	130
	118,029	55,000
Costs and expenses:
Lease operating expenses	11,629	5,172
Production taxes	6,957	6,870
Midstream transportation, processing and marketing	7,769	417
Depreciation, depletion and amortization	56,877	22,583
General and administrative	9,511	4,412
Accretion expense	188	175
(Gain) loss on sale of assets	(11)	427
	92,920	40,056
INCOME FROM OPERATIONS	25,109	14,944
OTHER (INCOME) EXPENSE:
Interest expense	3,885	3,479
Interest income	(106)	(79)
Litigation settlement	18,000	—
Income from equity method investments	(128,475)	(61,210)
	(106,696)	(57,810)
INCOME BEFORE INCOME TAXES	131,805	72,754
INCOME TAX EXPENSE	49,247	28,195
NET INCOME	$82,558	$44,559
NET INCOME PER COMMON SHARE:
Basic	$0.97	$0.61
Diluted	$0.96	$0.61
Weighted average common shares outstanding—Basic	85,259,407	72,830,215
Weighted average common shares outstanding—Diluted	85,738,626	73,334,848

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2014	2013
	(In thousands)
Net income	$82,558	$44,559
Foreign currency translation adjustment	(7,278)	(3,567)
Change in fair value of derivative instruments (1)	—	(1,430)
Reclassification of settled contracts (2)	—	1,797
Other comprehensive loss	(7,278)	(3,200)
Comprehensive income	$75,280	$41,359

(1) Net of $0.0 million and $(0.9) million in taxes for the three months ended March 31, 2014 and 2013, respectively.

(2) Net of $0.0 million and $1.2 million in taxes for the three months ended March 31, 2014 and 2013, respectively.

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2014	85,177,532	$851	$1,813,058	$(9,781)	$246,110	$2,050,238
Net income	—	—	—	—	82,558	82,558
Other Comprehensive Loss	—	—	—	(7,278)	—	(7,278)
Stock Compensation	—	—	4,307	—	—	4,307
Issuance of Restricted Stock	63,951	—	—	—	—	—
Issuance of Common Stock through exercise of options	182,908	2	613	—	—	615
Balance at March 31, 2014	85,424,391	$853	$1,817,978	$(17,059)	$328,668	$2,130,440

Balance at January 1, 2013	67,527,386	$674	$1,036,245	$(3,429)	$92,918	$1,126,408
Net income	—	—	—	—	44,559	44,559
Other Comprehensive Loss	—	—	—	(3,200)	—	(3,200)
Stock Compensation	—	—	1,502	—	—	1,502
Issuance of Common Stock in public offerings, net of related expenses	9,812,500	99	357,541	—	—	357,640
Issuance of Restricted Stock	35,221	—	—	—	—	—
Balance at March 31, 2013	77,375,107	$773	$1,395,288	$(6,629)	$137,477	$1,526,909

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$82,558	$44,559
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount—Asset Retirement Obligation	188	175
Depletion, depreciation and amortization	56,877	22,583
Stock-based compensation expense	2,584	901
Gain from equity investments	(43,688)	(61,210)
Interest income - note receivable	(13)	—
Unrealized loss on derivative instruments	8,665	171
Deferred income tax expense	33,564	28,195
Amortization of loan commitment fees	294	254
Amortization of note discount and premium	78	72
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(27,944)	3,592
Decrease (increase) in accounts receivable—related party	2,047	(2,214)
(Increase) decrease in prepaid expenses	(771)	71
Increase (decrease) in accounts payable and accrued liabilities	43,406	(1,362)
Settlement of asset retirement obligation	(1,695)	(780)
Net cash provided by operating activities	156,150	35,007
Cash flows from investing activities:
Deductions to cash held in escrow	8	—
Additions to other property and equipment	(1,002)	(262)
Additions to oil and gas properties	(420,431)	(320,489)
Contributions to equity method investments	(23,687)	(12,653)
Distributions from equity method investments	—	188
Net cash used in investing activities	(445,112)	(333,216)
Cash flows from financing activities:
Principal payments on borrowings	(42)	(37)
Debt issuance costs and loan commitment fees	(185)	(502)
Proceeds from issuance of common stock, net of offering costs and exercise of stock options	615	357,640
Net cash provided by financing activities	388	357,101
Net (decrease) increase in cash and cash equivalents	(288,574)	58,892
Cash and cash equivalents at beginning of period	458,956	167,088
Cash and cash equivalents at end of period	$170,382	$225,980
Supplemental disclosure of cash flow information:
Interest payments	$18	$35
Income tax payments	$13,000	$750
Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$1,723	$601
Asset retirement obligation capitalized	$1,869	$670
Interest capitalized	$2,318	$2,629
Foreign currency translation loss on investment in Grizzly Oil Sands ULC	$(7,278)	$(3,567)
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-K. Results for the three month period ended March 31, 2014 are not necessarily indicative of the results expected for the full year.

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

In March 2014, the Company acquired additional oil and natural gas properties consisting of approximately 8,200 net acres from Rhino Exploration LLC ("Rhino"), as well as its interest in all of the producing wells, in the Utica Shale of Eastern Ohio from Rhino, for a gross purchase price of approximately $184.0 million (the "Rhino Acquisition"), of which the Company has closed on approximately $179.0 million ($177.4 million net of purchase price adjustments). The remainder of the purchase price is to be closed on within 90 days of the original closing. The revenues and expenses recognized as a result of the Rhino Acquisition from the closing date of March 20, 2014 through March 31,2014 did not have a material impact to the Company's consolidated financial statements.

The Rhino Acquisition qualified as a business combination for accounting purposes and, as such, the Company estimated the fair value of the acquired properties as of the March 20, 2014 acquisition date. The fair value of the assets and liabilities acquired was estimated using assumptions that represent Level 3 inputs. See "Note 10 - Fair Value Measurements" for additional discussion of the measurement inputs.

The Company estimated that the consideration paid in the Rhino Acquisition for these properties approximated the fair value that would be paid by a typical market participant. As a result, no goodwill or bargain purchase gain was recognized in conjunction with the purchase.

The following table summarizes the consideration paid in the Rhino Acquisition to acquire the properties and the fair value amounts of the assets acquired as of March 20, 2014. Both the consideration paid and the fair value assigned to the assets is preliminary and subject to adjustment upon final closing.

(in thousands)
Consideration paid
Cash, net of purchase price adjustments	$177,444
Fair value of identifiable assets acquired
Oil and natural gas properties
Proved	$32,005
Unproved	6,263
Unevaluated	139,176
Fair value of net identifiable assets acquired	$177,444

2.	PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Oil and natural gas properties	$2,906,976	$2,477,178
Office furniture and fixtures	6,936	6,093
Building	4,876	4,626
Land	412	412
Total property and equipment	2,919,200	2,488,309
Accumulated depletion, depreciation, amortization and impairment	(841,561)	(784,717)
Property and equipment, net	$2,077,639	$1,703,592
Included in oil and natural gas properties at March 31, 2014 is the cumulative capitalization of $53.8 million in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $6.3 million and $2.9 million for the three months ended March 31, 2014 and 2013, respectively.
The following table summarizes the Company’s non-producing properties excluded from amortization by area at March 31, 2014:

March 31, 2014
(In thousands)
Colorado	$6,045
Bakken	295
Southern Louisiana	544
Ohio	1,131,156
Other	45
$1,138,085
At December 31, 2013, approximately $950.6 million of non-producing leasehold costs was not subject to amortization.
The Company evaluates the costs excluded from its amortization calculation at least annually. Subject to industry conditions and the level of the Company’s activities, the inclusion of most of the above referenced costs into the Company’s amortization calculation is expected to occur within three to five years.

A reconciliation of the Company's asset retirement obligation for the three months ended March 31, 2014 and 2013 is as follows:

	March 31, 2014	March 31, 2013
	(In thousands)
Asset retirement obligation, beginning of period	$15,083	$13,275
Liabilities incurred	1,869	670
Liabilities settled	(1,695)	(780)
Accretion expense	188	175
Asset retirement obligation as of end of period	15,445	13,340
Less current portion	795	780
Asset retirement obligation, long-term	$14,650	$12,560

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

Immediately upon completion of the Contribution, the Company owned a 35% equity interest in Diamondback, rather than leasehold interests in the Company’s Permian Basin acreage. Upon completion of the Diamondback IPO in October 2012, Gulfport owned approximately 21.4% of Diamondback's outstanding common stock. As of March 31, 2014, Gulfport owned 3,379,500 shares representing approximately 6.7% of Diamondback's outstanding common stock. Following the Contribution, the Company has accounted for its interest in Diamondback as an equity investment. See Note 3, "Equity Investments - Diamondback Energy, Inc."

3.	EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of March 31, 2014 and December 31, 2013:

		Carrying Value		(Income) loss from equity method investments
	Approximate Ownership %	March 31, 2014	December 31, 2013	Three months ended March 31,
				2014	2013
		(In thousands)
Investment in Tatex Thailand II, LLC	23.5%	$—	$—	$—	$—
Investment in Tatex Thailand III, LLC	17.9%	10,725	10,774	49	18
Investment in Grizzly Oil Sands ULC	24.9999%	190,263	191,473	2,001	532
Investment in Bison Drilling and Field Services LLC	40.0%	22,608	12,318	1,933	(148)
Investment in Muskie Proppant LLC	25.0%	8,011	7,544	534	441
Investment in Timber Wolf Terminals LLC	50.0%	1,001	1,001	—	8
Investment in Windsor Midstream LLC	22.5%	13,195	10,632	(168)	(384)
Investment in Stingray Pressure Pumping LLC	50.0%	18,872	19,624	513	(703)
Investment in Stingray Cementing LLC	50.0%	3,067	3,291	95	22
Investment in Blackhawk Midstream LLC	50.0%	—	—	(84,787)	39
Investment in Stingray Logistics LLC	50.0%	821	903	81	26
Investment in Diamondback Energy, Inc.	6.7%	227,474	178,708	(48,767)	(61,096)
Investment in Stingray Energy Services LLC	50.0%	3,382	3,800	41	35
		$499,419	$440,068	$(128,475)	$(61,210)
The tables below summarize financial information for the Company's equity investments as of March 31, 2014 and December 31, 2013.
Summarized balance sheet information:

	March 31, 2014	December 31, 2013

	(In thousands)
Current assets	$168,313	$146,075
Noncurrent assets	$3,004,333	$2,567,225
Current liabilities	$291,642	$233,726
Noncurrent liabilities	$824,263	$664,848
Summarized results of operations:

	Three months ended March 31,
	2014	2013
	(In thousands)
Gross revenue	$158,281	$56,938
Net income	$181,505	$20,627

Tatex Thailand II, LLC
The Company has an indirect ownership interest in Tatex Thailand II, LLC (“Tatex”). Tatex holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 243,000 acres which includes the Phu Horm Field.
Tatex Thailand III, LLC
The Company has an ownership interest in Tatex Thailand III, LLC ("Tatex III"). Tatex III owns a concession covering approximately 245,000 acres in Southeast Asia. During the three months ended March 31, 2014, the Company did not pay any cash calls related to Tatex III.
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings Inc. ("Grizzly Holdings"), owns an interest in Grizzly Oil Sands ULC ("Grizzly"), a Canadian unlimited liability company. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc. ("Oil Sands"). As of March 31, 2014, Grizzly had approximately 830,000 acres under lease in the Athabasca and Peace River oil sands regions of Alberta, Canada. During the three months ended March 31, 2014, Gulfport paid $8.1 million in cash calls. Grizzly’s functional currency is the Canadian dollar. The Company's investment in Grizzly was decreased by $7.3 million and $3.6 million as a result of a foreign currency translation loss for the three months ended March 31, 2014 and 2013, respectively.
Bison Drilling and Field Services LLC
During 2011, the Company invested in Bison Drilling and Field Services LLC (“Bison”). Bison owns and operates drilling rigs. During the three months ended March 31, 2014, Gulfport paid $12.2 million in cash calls to Bison.
Muskie Proppant LLC
During 2011, the Company invested in Muskie Proppant LLC (“Muskie”), formerly known as Muskie Holdings LLC. Muskie processes and sells sand for use in hydraulic fracturing by the oil and natural gas industry and holds certain rights in a lease covering land in Wisconsin for mining oil and natural gas fracture grade sand. During the three months ended March 31, 2014, Gulfport paid $1.0 million in cash calls to Muskie.
The Company entered into a loan agreement with Muskie effective July 1, 2013, under which it loaned Muskie $0.9 million. Interest accrues at the prime rate plus 2.5% and the loan has a maturity date of July 31, 2014. At March 31, 2014, the outstanding balance on the loan is included in notes receivable-related party on the accompanying consolidated balance sheets.
Timber Wolf Terminals LLC
During 2012, the Company invested in Timber Wolf Terminals LLC (“Timber Wolf”). The Company's initial investment during 2012 was $1.0 million. Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. During the three months ended March 31, 2014, Gulfport did not pay any cash calls related to Timber Wolf.
Windsor Midstream LLC

During 2012, the Company purchased an ownership interest in Windsor Midstream LLC (“Midstream”). Midstream owns a 28.4% interest in MidMar Gas LLC, a gas processing plant in West Texas. During the three months ended March 31, 2014, Gulfport paid $2.4 million in cash calls to Midstream.

Stingray Pressure Pumping LLC

During 2012, the Company invested in Stingray Pressure Pumping LLC ("Stingray Pressure"). Stingray Pressure provides well completion services. During the three months ended March 31, 2014, the Company did not pay any cash calls related to Stingray Pressure. The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.

Stingray Cementing LLC

During 2012, the Company invested in Stingray Cementing LLC ("Stingray Cementing"). Stingray Cementing provides well cementing services. During the three months ended March 31, 2014, the Company did not pay any cash calls related to Stingray Cementing. The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.

Blackhawk Midstream LLC

During 2012, the Company invested in Blackhawk Midstream LLC ("Blackhawk"). Blackhawk coordinates gathering, compression, processing and marketing activities for the Company in connection with the development of its Utica Shale acreage. On January 28, 2014, Blackhawk closed on the sale of its equity interest in Ohio Gathering Company, LLC and Ohio Condensate Company, LLC for a purchase price of $190.0 million, of which $14.3 million was placed in escrow. Gulfport received $84.8 million in net proceeds from this transaction, which is included in income from equity method investments in the accompanying consolidated statements of operations.

Stingray Logistics LLC

During 2012, the Company invested in Stingray Logistics LLC ("Stingray Logistics"). Stingray Logistics provides well services. During the three months ended March 31, 2014, the Company did not pay any cash calls.

Diamondback Energy, Inc.

As noted above in Note 2, on May 7, 2012, following the closing of the Diamondback IPO, the Company owned 7,914,036 shares of Diamondback's outstanding common stock for an initial investment in Diamondback of $138.5 million. In June and November of 2013, the Company sold 2,234,536 and 2,300,000 shares of its Diamondback common stock, respectively and received aggregate net proceeds of approximately $192.7 million. As of March 31, 2014, the Company owned 3,379,500 shares representing approximately 6.7% of Diamondback's outstanding common stock.

The Company accounts for its interest in Diamondback as an equity method investment and has elected the fair value option of accounting for this investment. While the Company's ownership in Diamondback was below 20% at March 31, 2014, the Company has designated a member of Diamondback's Board. As the Company continues to have influence through this board seat, the Company continues to account for its investment in Diamondback as an equity method investment. The Company valued its investment in Diamondback using the quoted closing market price of Diamondback's stock on March 31, 2014 of $67.31 per share multiplied by the number of outstanding shares of Diamondback's stock held by the Company. The Company recognized an aggregate gain of approximately $48.8 million and $61.1 million on its investment in Diamondback for three months ended March 31, 2014 and 2013, respectively, which is included in (income) loss from equity method investments in the consolidated statements of operations.
Stingray Energy Services LLC

During 2013, the Company invested in Stingray Energy Services LLC ("Stingray Energy") at a cost of $2.9 million. Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. During the three months ended March 31, 2014, the Company did not pay any cash calls to Stingray Energy. The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.

4.	OTHER ASSETS
Other assets consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
Plugging and abandonment escrow account on the WCBB properties (Note 8)	$3,097	$3,105
Certificates of Deposit securing letter of credit	275	275
Prepaid drilling costs	526	526
Loan commitment fees	9,083	9,341
Derivative receivable	4,493	4,493
Deposits	34	34
Other	73	77
	$17,581	$17,851

5.	LONG-TERM DEBT
Long-term debt consisted of the following items as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
Revolving credit agreement (1)	$—	$—
Building loans (2)	1,953	1,995
7.75% senior unsecured notes due 2020 (3)	300,000	300,000
Unamortized original issue (discount) premium, net (4)	(2,730)	(2,808)
Less: current maturities of long term debt	(161)	(159)
Debt reflected as long term	$299,062	$299,028

The Company capitalized approximately $2.3 million and $2.6 million in interest expense to oil and natural gas properties during the three months ended March 31, 2014 and 2013, respectively.
(1) On December 27, 2013, the Company entered into an Amended and Restated Credit Agreement with The Bank of Nova Scotia, as administrative agent, sole lead arranger and sole bookrunner, Amegy Bank National Association, as syndication agent, KeyBank National Association, as documentation agent, and other lenders (The "Amended and Restated Credit Agreement") that provides for a maximum facility amount of $1.5 billion. The Amended and Restated Credit Agreement matures on June 6, 2018. The Company’s wholly-owned subsidiaries have guaranteed the obligations of the Company under the Amended and Restated Credit Agreement. As of March 31, 2014, the Company had no borrowings outstanding under the Amended and Restated Credit Agreement. At March 31, 2014, the total available funds under the Amended and Restated Credit Agreement, including a reduction for a $6.4 million letter of credit in effect, was $143.6 million.

On April 23, 2014, the Company entered into a first amendment to the Amended and Restated Credit Agreement. The first amendment increased the letter of credit sublimit from $20.0 million to $70.0 million and provided for an increase in the borrowing base availability from $150.0 million to $275.0 million. The first amendment also made certain changes to the lenders and their respective lending commitments thereunder.

Advances under the Amended and Restated Credit Agreement may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 0.50% to 1.50%, plus (2) the highest of: (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 1.50% to 2.50%, plus (2) the London interbank offered rate that appears on Reuters Screen LIBOR01 Page for deposits in U.S. dollars, or, if such rate is not available, the offered rate on such other page or service that displays the average British Bankers Association Interest Settlement Rate for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars.

The Amended and Restated Credit Agreement contains customary negative covenants including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to:
•incur indebtedness;
•grant liens;
•pay dividends and make other restricted payments;
•make investments;
•make fundamental changes;
•enter into swap contracts and forward sales contracts;
•dispose of assets;
•change the nature of their business; and
•enter into transactions with affiliates.
The negative covenants are subject to certain exceptions as specified in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement also contains certain affirmative covenants, including, but not limited to the following financial covenants:
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
The Company was in compliance with all covenants at March 31, 2014.
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
(3) On October 17, 2012, the Company issued $250.0 million in aggregate principal amount of senior unsecured notes due 2020 (the "October Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act (the "October Notes Offering") under an indenture among the Company, its subsidiary guarantors and Wells Fargo Bank, National Association, as the trustee (the "senior note indenture"). On December 21, 2012, the Company issued an additional $50.0 million in aggregate principal amount of senior unsecured notes due 2020 (the "December Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act ("the December Notes Offering"). The December Notes were issued as additional securities under the senior note indenture. The October Notes Offering and the December Notes Offering are collectively referred to as the "Notes Offerings". The Company used a portion of the net proceeds from the October Notes Offering to repay all amounts outstanding at such time under its revolving credit facility. The Company used the remaining net proceeds of October Notes Offering and the net proceeds of the December Notes Offering for general corporate purposes, which included funding a portion of its 2013 capital development plan.
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

6.	STOCK-BASED COMPENSATION
During the three months ended March 31, 2014 and 2013, the Company’s stock-based compensation cost was $4.3 million and $1.5 million, respectively, of which the Company capitalized $1.7 million and $0.6 million, respectively, relating to its exploration and development efforts.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the market price of Gulfport’s common stock over a period of time ending on the grant date. Based upon the historical experience of the Company, the expected term of options granted is equal to the vesting period plus one year. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The 2013 Restated Stock Incentive Plan (which amended and restated the 2005 Plan) provides that all options must have an exercise price not less than the fair value of the Company’s common stock on the date of the grant.
No stock options were issued during the three months ended March 31, 2014 and 2013.
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
A summary of the status of stock options and related activity for the three months ended March 31, 2014 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Options outstanding at December 31, 2013	210,241	$3.50	1.07	$12,538
Granted	—	—
Exercised	(182,908)	3.36		11,717
Forfeited/expired	—	—
Options outstanding at March 31, 2014	27,333	$4.40	0.93	$1,825
Options exercisable at March 31, 2014	27,333	$4.40	0.93	$1,825
The following table summarizes information about the stock options outstanding at March 31, 2014:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (in years)	Number Exercisable
$3.36	22,333	0.81	22,333
$9.07	5,000	1.44	5,000
	27,333		27,333
The following table summarizes restricted stock activity for the three months ended March 31, 2014:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2013	463,637	$44.80
Granted	114,293	64.04
Vested	(63,951)	37.40
Forfeited	(4,667)	57.42
Unvested shares as of March 31, 2014	509,312	$49.94
Unrecognized compensation expense as of March 31, 2014 related to outstanding stock options and restricted shares was $21.9 million. The expense is expected to be recognized over a weighted average period of 1.77 years.

7.	EARNINGS PER SHARE
Reconciliations of the components of basic and diluted net income per common share are presented in the tables below:

	Three months ended March 31,
	2014			2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net income	$82,558	85,259,407	$0.97	$44,559	72,830,215	$0.61
Effect of dilutive securities:
Stock options and awards	—	479,219		—	504,633
Diluted:
Net income	$82,558	85,738,626	$0.96	$44,559	73,334,848	$0.61

There were no potential shares of common stock that were considered anti-dilutive for the three months ended March 31, 2014 and 2013.

8.	COMMITMENTS
Plugging and Abandonment Funds
In connection with the Company's acquisition in 1997 of the remaining 50% interest in its WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until the Company's abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company could access the trust for use in plugging and abandonment charges associated with the property, although it has not yet done so. As of March 31, 2014, the plugging and abandonment trust totaled approximately $3.1 million. At March 31, 2014, the Company had plugged 374 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.
Employment Agreements
Effective November 1, 2012, the Company entered into an employment agreement with each of its three executive officers, each with an initial three-year term expiring on November 1, 2015 subject to automatic one-year extensions unless terminated by either party to the agreement at least 90 days prior to the end of the then current term. These agreements provided for minimum salary and bonus levels, subject to review and potential increase by the Compensation Committee and/or the Board of Directors, as well as participation in the Company's incentive plans and other employee benefits.
Effective February 15, 2014, Gulfport's former Chief Executive Officer, Mr. Palm, retired and his employment agreement with the company terminated. The Company entered into a separation agreement with Mr. Palm, under which agreement certain benefits are provided to, and obligations imposed on, Mr. Palm. Gulfport's former Chairman, Mr. Liddell, resigned effective June 2013 at which date his employment agreement with Gulfport terminated. At that same date, the Company entered into a consulting agreement with Mr. Liddell. The minimum commitment under Mr. Liddell's consulting agreement at March 31, 2014 was approximately $0.9 million and the minimum commitment under Mr. Palm's separation agreement at March 31, 2014 was approximately $0.6 million. The aggregate minimum commitment for future salaries and bonuses at March 31, 2014 under the remaining November 2012 employment agreement was approximately $1.6 million.
On April 22, 2014, the Company's Board of Directors appointed Michael Moore as Chief Executive Officer, at which same date, Mr. Moore entered into an amended and restated employment agreement.
Operating Leases
The Company leases office facilities under non-cancellable operating leases exceeding one year. Future minimum lease commitments under these leases at March 31, 2014 are as follows:

(In thousands)
Remaining 2014	$—
2015	402
2016	494
2017	426
2018	398
Total	$1,720

Litigation
The Louisiana Department of Revenue (“LDR”) is disputing Gulfport’s severance tax payments to the State of Louisiana from the sale of oil under fixed price contracts during the years 2005 through 2007. The LDR maintains that Gulfport paid approximately $1.8 million less in severance taxes under fixed price terms than the severance taxes Gulfport would have had to pay had it paid severance taxes on the oil at the contracted market rates only. Gulfport has denied any liability to the LDR for underpayment of severance taxes and has maintained that it was entitled to enter into the fixed price contracts with unrelated third parties and pay severance taxes based upon the proceeds received under those contracts. Gulfport has maintained its right to contest any final assessment or suit for collection if brought by the State. On April 20, 2009, the LDR filed a lawsuit in the 15th Judicial District Court, Lafayette Parish, in Louisiana against Gulfport seeking $2.3 million in severance taxes, plus interest and court costs. Gulfport filed a response denying any liability to the LDR for underpayment of severance taxes. The LDR had taken no further action on this lawsuit since filing its petition other than propounding discovery requests to which Gulfport has responded. Gulfport served discovery requests on the LDR and received the LDR's responses in 2012. No trial date has been set.
In December 2010, the LDR filed two identical lawsuits against Gulfport in different venues (the 15th Judicial District Court and the 19th Judicial Court) to recover allegedly underpaid severance taxes on crude oil for the period January 1, 2007 through December 31, 2010, together with a claim for attorney’s fees. The petitions do not make any specific claim for damages or unpaid taxes. As with the lawsuit filed by the LDR in 2009 discussed in the paragraph above, Gulfport denies all liability. The LDR filed motions to stay the lawsuits before Gulfport filed any responsive pleadings. Subsequently, the LDR recently moved to dismiss one of the identical lawsuits it filed in the 19th Judicial District Court in 2010, amended the petition it filed in the 15th Judicial District Court in 2010 and served discovery requests on Gulfport. The LDR asserts that Gulfport underpaid severance taxes by nearly $12 million from 2007 to 2010. The LDR also asserts that Gulfport owes an additional $4.4 million and may be subject to additional penalties. In 2013, the LDR asserted that Gulfport owes additional severance taxes in connection with the cash settlements it received to terminate forward sales contracts. The LDR's claims are still in their infancy and there has been no formal discovery. Gulfport maintains that the LDR's claims are not well-grounded in fact or law and intends to aggressively defend the lawsuits.

On July 30, 2010, six individuals and one limited liability company sued 15 oil and gas companies in Cameron Parish Louisiana for surface contamination in areas where the defendants operated in an action entitled Reeds et al. v. BP American Production Company et al.,38th Judicial District. No. 10-18714. The plaintiffs’ original petition for damages, which did not name Gulfport as a defendant, alleges that the plaintiffs’ property located in Cameron Parish, Louisiana within the Hackberry oil field is contaminated as a result of historic oil and gas exploration and production activities. The plaintiffs allege that the defendants conducted, directed and participated in various oil and gas exploration and production activities on their property which allegedly have contaminated or otherwise caused damage to the property, and have sued the defendants for alleged breaches of oil, gas and mineral leases, as well as for alleged negligence, trespass, failure to warn, strict liability, punitive damages, lease liability, contract liability, unjust enrichment, restoration damages, assessment and response costs and stigma damages. On December 7, 2010, Gulfport was served with a copy of the plaintiffs’ first supplemental and amending petition which added four additional plaintiffs and six additional defendants, including Gulfport, bringing the total number of defendants to 21. It also increased the total acreage at issue in this litigation from 240 acres to approximately 1,700 acres. In addition to the damages sought in the original petition, the plaintiffs now also seek: damages sufficient to cover the cost of conducting a comprehensive environmental assessment of all present and yet unidentified pollution and contamination of their property; the cost to restore the property to its pre-polluted original condition; damages for mental anguish and annoyance, discomfort and inconvenience caused by the nuisance created by defendants; land loss and subsidence damages and the cost of backfilling canals and other excavations; damages for loss of use of land and lost profits and income; attorney fees and expenses and damages for evaluation and remediation of any contamination that threatens groundwater. In addition to Gulfport, current defendants include ExxonMobil Oil Corporation, Mobil Exploration & Producing North America Inc., Chevron U.S.A. Inc., The Superior Oil Company, Union Oil Company of California, BP America Production Company, Tempest Oil Company, Inc., ConocoPhillips Company, Continental Oil Company, WM. T. Burton Industries, Inc., Freeport Sulphur Company, Eagle Petroleum Company, U.S. Oil of Louisiana, M&S Oil Company, and Empire Land Corporation, Inc. of Delaware. On January 21, 2011, Gulfport filed a pleading challenging the legal sufficiency of the petitions on several grounds and requesting that they either be dismissed or that plaintiffs be required to amend such petitions. In response to the pleadings filed by Gulfport and similar pleadings filed by other defendants, the plaintiffs filed a third amending petition with exhibits which expands the description of the property at issue, attaches numerous aerial photos and identifies the mineral leases at issue. In response, Gulfport and numerous defendants re-urged their pleadings challenging the legal sufficiency of the petitions. Some of the defendants’ grounds for challenging the plaintiffs’ petitions were heard by the court on May 25, 2011 and were denied. The court signed the written judgment on December 9, 2011. Gulfport noticed its intent to seek supervisory review on December 19, 2011 and the trial court fixed a return date of January 11, 2012 for the filing of the writ application. Gulfport filed its supervisory writ, which was denied by the Louisiana Third Circuit Court of Appeal and the Louisiana Supreme Court. The parties engaged in a non-binding mediation in July 2013 and discussion are on-going. In 2014, Gulfport and the plaintiffs have had settlement discussions focused on Gulfport's payment of approximately $18.0 million plus the cost of a plan of remediation to be approved by the Court and the Louisiana Department of Natural Resources. The settlement has not yet been finalized and there can be no assurance that a settlement will be reached on these or any other terms. The Company has accrued the $18.0 million proposed settlement as of March 31, 2014, which is included in litigation settlement in the accompanying consolidated statements of operations. The case is set for trial in July 2014 in the event that the Company does not enter into a settlement agreement.

Due to the early stages of the LDR litigation and the remediation portion of the Reeds settlement, the outcome is uncertain and management cannot determine the amount of loss, if any, that may result. In the LDR case, management has determined the possibility of loss is remote. However, litigation is inherently uncertain. Adverse decisions in one or more of the above matters could have a material adverse effect on the Company’s financial condition or results of operations and management cannot determine the amount of loss, if any, that may result.
The Company has been named as a defendant in various other lawsuits related to its business. In each such case, management has determined that the possibility of loss is remote. The resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations in future periods.

9.	HEDGING ACTIVITIES
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
During 2013 and 2014, the Company entered into fixed price swap and swaption contracts for 2013 through 2016 with four financial institutions. The Company’s fixed price swap contracts are tied to the commodity prices on the International Petroleum Exchange (“IPE”) and NYMEX. The Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price as listed on the IPE for Brent Crude for oil and on the NYMEX Henry Hub for natural gas. At March 31, 2014, the Company had the following fixed price swaps in place:

	Daily Volume (Bbls/day)	Weighted Average Price
April - December 2014	2,000	$101.50

	Daily Volume (MMBtu/day)	Weighted Average Price
April 2014	105,000	$4.01
May 2014	130,000	$4.05
June - December 2014	155,000	$4.07
January - December 2015	175,000	$4.08
January - March 2016	105,000	$4.04
April 2016	95,000	$4.04
At March 31, 2014 the fair value of derivative assets and liabilities related to the fixed price swaps and swaptions was as follows:

(In thousands)
Long-term derivative instruments - asset	$2,565
Short-term derivative instruments - liability	$29,755
Long-term derivative instruments - liability	$4,277

All fixed price swaps and swaptions have been executed in connection with the Company’s oil and natural gas price hedging program. For fixed price swaps qualifying as cash flow hedges pursuant to FASB ASC 815, the realized contract price is included in oil and gas sales in the period for which the underlying production was hedged.

For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The Company had no cash flow hedges in place for the three months ending March 31, 2014, as all fixed price swaps and swaptions were deemed ineffective at their inception. Amounts reclassified out of accumulated other comprehensive income (loss) into earnings as a component of oil and condensate sales for the three months ended March 31, 2014 and 2013 are presented below.

	Three months ended March 31,
	2014	2013
	(In thousands)
Reduction to oil and condensate sales	$—	$(2,957)
At March 31, 2014, no amounts related to fixed price swaps remain in accumulated other comprehensive income (loss).
Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. The Company recognized a loss of $8.7 million related to hedge ineffectiveness for the three months ended March 31, 2014, which is included in oil and condensate and gas sales in the consolidated statements of operations. The Company recognized a loss of $0.2 million related to hedge ineffectiveness for the three months ended March 31, 2013, which is included in oil and condensate sales in the consolidated statements of operations.

10.	FAIR VALUE MEASUREMENTS
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.
The following tables summarize the Company’s financial and non-financial liabilities by FASB ASC 820 valuation level as of March 31, 2014:

	March 31, 2014
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Fixed price swaps	$—	$2,565	$—
Equity investment in Diamondback	227,474	—	—
Liabilities:
Fixed price swaps and swaptions	$—	$34,032	$—
The estimated fair value of the Company’s fixed price swap contracts and swaptions were based upon forward commodity prices based on quoted market prices, adjusted for differentials, and for the Company's swaptions, market implied volatilities of the underlying commodity were also evaluated. See Note 9 for further discussion of the Company's hedging activities. The estimated fair value of the Company's equity investment in Diamondback was based upon the public closing share price of Diamondback's common stock as of March 31, 2014.
The estimated fair values of proved oil and gas properties assumed in business combinations are based on a discounted cash flow model and market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and risk-adjusted discount rates. The estimated fair values of unevaluated oil and gas properties was based on geological studies, historical well performance, location and applicable mineral lease terms. Based on the unobservable nature of certain the inputs the estimated fair value of the oil and gas properties assumed is deemed to use Level 3 inputs. See Note 1 for further discussion of the Company's acquisitions.
The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 2 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the three months ended March 31, 2014 were approximately $1.9 million.

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
At March 31, 2014, the carrying value of the outstanding debt represented by the Notes was $297.3 million, including the remaining unamortized discount of approximately $3.1 million related to the October Notes and the remaining unamortized premium of approximately $0.4 million related to the December Notes. Based on the quoted market price, the fair value of the Notes was determined to be approximately $326.4 million at March 31, 2014.
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

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	March 31, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$168,476	$1,906	$—	$—	$170,382
Accounts receivable - oil and gas	81,130	5,638	—	—	86,768
Accounts receivable - related parties	570	—	—	—	570
Accounts receivable - intercompany	23,317	26	—	(23,343)	—
Prepaid expenses and other current assets	3,352	—	—	—	3,352
Deferred tax asset	7,558	—	—	—	7,558
Note receivable - related party	875	—	—	—	875
Total current assets	285,278	7,570	—	(23,343)	269,505
Property and equipment:
Oil and natural gas properties, full-cost accounting	2,898,168	9,381	—	(573)	2,906,976
Other property and equipment	12,195	29	—	—	12,224
Accumulated depletion, depreciation, amortization and impairment	(841,539)	(22)	—	—	(841,561)
Property and equipment, net	2,068,824	9,388	—	(573)	2,077,639
Other assets:
Equity investments and investments in subsidiaries	491,955	—	190,263	(182,799)	499,419
Derivative instruments	2,565	—	—	—	2,565
Other assets	17,581	—	—	—	17,581
Total other assets	512,101	—	190,263	(182,799)	519,565
Total assets	$2,866,203	$16,958	$190,263	$(206,715)	$2,866,709

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$238,593	$506	$—	$—	$239,099
Accounts payable - intercompany		23,238	105	(23,343)	—
Asset retirement obligation - current	795	—	—	—	795
Short-term derivative instruments	29,755	—	—	—	29,755
Current maturities of long-term debt	161	—	—	—	161
Total current liabilities	269,304	23,744	105	(23,343)	269,810
Long-term derivative instrument	4,277	—	—	—	4,277
Asset retirement obligation - long-term	14,650	—	—	—	14,650
Deferred tax liability	148,470	—	—	—	148,470
Long-term debt, net of current maturities	299,062	—	—	—	299,062
Total liabilities	735,763	23,744	105	(23,343)	736,269

Stockholders' equity:
Common stock	853	—	—	—	853
Paid-in capital	1,817,978	322	216,347	(216,669)	1,817,978
Accumulated other comprehensive income (loss)	(17,059)	—	(17,059)	17,059	(17,059)
Retained earnings (accumulated deficit)	328,668	(7,108)	(9,130)	16,238	328,668
Total stockholders' equity	2,130,440	(6,786)	190,158	(183,372)	2,130,440
Total liabilities and stockholders' equity	$2,866,203	$16,958	$190,263	$(206,715)	$2,866,709

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2013
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$451,431	$7,525	$—	$—	$458,956
Accounts receivable - oil and gas	58,662	162	—	—	58,824
Accounts receivable - related parties	2,617	—	—	—	2,617
Accounts receivable - intercompany	21,379	27	—	(21,406)	—
Prepaid expenses and other current assets	2,581	—	—	—	2,581
Deferred tax asset	6,927	—	—	—	6,927
Short-term derivative instruments	324	—	—	—	324
Note receivable - related party	875	—	—	—	875
Total current assets	544,796	7,714	—	(21,406)	531,104

Property and equipment:
Oil and natural gas properties, full-cost accounting,	2,470,411	7,340	—	(573)	2,477,178
Other property and equipment	11,102	29	—	—	11,131
Accumulated depletion, depreciation, amortization and impairment	(784,695)	(22)	—	—	(784,717)
Property and equipment, net	1,696,818	7,347	—	(573)	1,703,592
Other assets:
Equity investments and investments in subsidiaries	432,727	—	191,473	(184,132)	440,068
Derivative instruments	521	—	—	—	521
Other assets	17,851	—	—	—	17,851
Total other assets	451,099	—	191,473	(184,132)	458,440
Total assets	$2,692,713	$15,061	$191,473	$(206,111)	$2,693,136

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$190,284	$423	$—	$—	$190,707
Accounts payable - intercompany	—	21,296	110	(21,406)	—
Asset retirement obligation - current	795	—	—	—	795
Short-term derivative instruments	12,280	—	—	—	12,280
Current maturities of long-term debt	159	—	—	—	159
Total current liabilities	203,518	21,719	110	(21,406)	203,941

Long-term derivative instrument	11,366	—	—	—	11,366
Asset retirement obligation - long-term	14,288	—	—	—	14,288
Deferred tax liability	114,275	—	—	—	114,275
Long-term debt, net of current maturities	299,028	—	—	—	299,028
Total liabilities	642,475	21,719	110	(21,406)	642,898

Stockholders' equity:
Common stock	851	—	—	—	851
Paid-in capital	1,813,058	322	208,277	(208,599)	1,813,058
Accumulated other comprehensive income (loss)	(9,781)	—	(9,781)	9,781	(9,781)
Retained earnings (accumulated deficit)	246,110	(6,980)	(7,133)	14,113	246,110
Total stockholders' equity	2,050,238	(6,658)	191,363	(184,705)	2,050,238
Total liabilities and stockholders' equity	$2,692,713	$15,061	$191,473	$(206,111)	$2,693,136

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended March 31, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$117,850	$179	$—	$—	$118,029

Costs and expenses:
Lease operating expenses	11,381	248	—	—	11,629
Production taxes	6,937	20	—	—	6,957
Midstream transportation, processing and marketing	7,757	12	—	—	7,769
Depreciation, depletion, and amortization	56,877	—	—	—	56,877
General and administrative	9,488	27	(4)	—	9,511
Accretion expense	188	—	—	—	188
Gain on sale of assets	(11)	—	—	—	(11)
	92,617	307	(4)	—	92,920

INCOME (LOSS) FROM OPERATIONS	25,233	(128)	4	—	25,109

OTHER (INCOME) EXPENSE:
Interest expense	3,885	—	—	—	3,885
Interest income	(106)	—	—	—	(106)
Litigation settlement	18,000	—	—	—	18,000
(Income) loss from equity method investments and investments in subsidiaries	(128,351)	—	2,001	(2,125)	(128,475)
	(106,572)	—	2,001	(2,125)	(106,696)

INCOME (LOSS) BEFORE INCOME TAXES	131,805	(128)	(1,997)	2,125	131,805
INCOME TAX EXPENSE	49,247	—	—	—	49,247

NET INCOME (LOSS)	$82,558	$(128)	$(1,997)	$2,125	$82,558

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended March 31, 2013
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$54,662	$338	$—	$—	$55,000

Costs and expenses:
Lease operating expenses	4,998	174	—	—	5,172
Production taxes	6,848	22			6,870
Midstream transportation, processing and marketing	413	4			417
Depreciation, depletion, and amortization	22,583	—	—	—	22,583
General and administrative	4,378	34	—	—	4,412
Accretion expense	175	—	—	—	175
Loss on sale of assets	427	—	—	—	427
	39,822	234	—	—	40,056

INCOME (LOSS) FROM OPERATIONS	14,840	104	—	—	14,944

OTHER (INCOME) EXPENSE:
Interest expense	3,479	—	—	—	3,479
Interest income	(79)	—	—	—	(79)
(Income) loss from equity method investments and investments in subsidiaries	(61,314)	—	532	(428)	(61,210)
	(57,914)	—	532	(428)	(57,810)

INCOME (LOSS) FROM COTINUING OPERATIONS BEFORE INCOME TAXES	72,754	104	(532)	428	72,754
INCOME TAX EXPENSE	28,195	—	—	—	28,195

NET INCOME (LOSS)	$44,559	$104	$(532)	$428	$44,559

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Three months ended March 31, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$82,558	$(128)	$(1,997)	$2,125	$82,558
Foreign currency translation adjustment	(7,278)	—	(7,278)	7,278	(7,278)
Other comprehensive income (loss)	(7,278)	—	(7,278)	7,278	(7,278)
Comprehensive income (loss)	$75,280	$(128)	$(9,275)	$9,403	$75,280

	Three months ended March 31, 2013
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$44,559	$104	$(532)	$428	$44,559
Foreign currency translation adjustment	(3,567)	—	(3,567)	3,567	(3,567)
Change in fair value of derivative instruments, net of taxes	(1,430)	—	—	—	(1,430)
Reclassification of settled contracts, net of taxes	1,797	—	—	—	1,797
Other comprehensive income (loss)	(3,200)	—	(3,567)	3,567	(3,200)
Comprehensive income (loss)	$41,359	$104	$(4,099)	$3,995	$41,359

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three months ended March 31, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by operating activities	$159,736	$(3,585)	$(1)	$—	$156,150

Net cash provided by (used in) investing activities	(443,079)	(2,034)	(8,069)	8,070	(445,112)

Net cash provided by (used in) financing activities	388	—	8,070	(8,070)	388

Net increase in cash and cash equivalents	(282,955)	(5,619)	—	—	(288,574)

Cash and cash equivalents at beginning of period	451,431	7,525	—	—	458,956

Cash and cash equivalents at end of period	$168,476	$1,906	$—	$—	$170,382

	Three months ended March 31, 2013
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$35,682	$(675)	$—	$—	$35,007

Net cash provided by (used in) investing activities	(332,807)	(410)	(7,529)	7,530	(333,216)

Net cash provided by (used in) financing activities	357,101	—	7,530	(7,530)	357,101

Net increase (decrease) in cash and cash equivalents	59,976	(1,085)	1	—	58,892

Cash and cash equivalents at beginning of period	165,293	1,795	—	—	167,088

Cash and cash equivalents at end of period	$225,269	$710	$1	$—	$225,980

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and audited consolidated financial statements and related notes included in our Annual Report on Form 10-K and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.
Disclosure Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated future net revenues from oil and natural gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by us; competitive actions by other oil and natural gas companies; changes in laws or regulations; adverse weather conditions and natural disasters such as hurricanes and other factors, including those listed in the “Risk Factors” section of our most recent Annual Report on Form 10-K, many of which are beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and we cannot assure you that the actual results or developments anticipated by us will be realized or, even if realized, that they will have the expected consequences to or effects on us, our business or operations. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

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
First Quarter 2014 Operational Highlights

•	Oil and natural gas revenues increased 115% to $117.9 million for the three months ended March 31, 2014 from $54.9 million for the three months ended March 31, 2013.

•
Production increased 324% to approximately 2,437,851 barrels of oil equivalent ("BOE") for the three months ended March 31, 2014 from approximately 575,543 BOE for the three months ended March 31, 2013.

•
During the three months ended March 31, 2014, we drilled 20 gross (16 net) wells, participated in an additional 26 gross (2.7 net) wells that were drilled by other operators on our Utica Shale acreage and recompleted 38 gross and net wells. Of our 20 new wells drilled, at March 31, 2014, four were completed as producing wells, one was non-productive, nine were waiting on completion and six were being drilled.

•
In March, 2014, we acquired approximately 8,200 net acres in the Utica Shale of Eastern Ohio from Rhino Exploration LLC, or Rhino, as well as its interest in producing wells, for a total purchase price of $184.0 million, subject to closing adjustments. We are the operator of substantially all of this acreage.

2014 Production and Drilling Activity
During the three months ended March 31, 2014, our total net production was 726,720 barrels of oil, 7,661,819 thousand cubic feet, or Mcf, of natural gas, and 18,234,754 gallons of natural gas liquids, or NGLs, for a total of 2,437,851 BOE as compared to 516,954 barrels of oil, 319,658 Mcf of natural gas and 223,126 gallons of NGLs, or 575,543 BOE, for the three months ended March 31, 2013. Our total net production averaged approximately 27,087 BOE per day during the three months ended March 31, 2014 as compared to 6,395 BOE per day during the same period in 2013. The 324% increase in production is largely the result of the development of our Utica Shale acreage.
Utica Shale (Eastern Ohio). As of May 1, 2014,we had acquired leasehold interests in approximately 180,000 gross (179,000 net) acres in the Utica Shale in Eastern Ohio, including the approximately 8,200 net acres acquired from Rhino during the first quarter of 2014. We spud our first well, the Wagner 1-28H, on our Utica Shale acreage in February 2012 and, as of March 31, 2014, had spud 75 wells, 50 of which had been completed and, as of May 1, 2014 were producing. From January 1, 2014 through May 1, 2014, we spud 14 gross (ten net) wells, of which ten were waiting on completion and four were still being drilled at May 1, 2014. In addition, 26 gross (2.7 net) wells were drilled by other operators on our Utica Shale acreage during the first quarter of 2014.
We have seven rigs under contract on our Utica Shale acreage. We currently intend to drill 85 to 95 gross (68 to 76 net) wells on our Utica Shale acreage in 2014.
Aggregate net production from our Utica Shale acreage during the three months ended March 31, 2014 was approximately 1,895,608 net BOE, or 21,062 BOE per day, 66% of which was from natural gas and 34% of which was from oil and natural gas liquids, or NGLs. During April 2014, our average daily net production from the Utica Shale was approximately 18,981 BOE, 27% of which was from oil and NGLs and 73% of which was from natural gas. April production was negatively impacted due to 14 wells being taken offline for ongoing completion activities in the Utica Shale.
WCBB. From January 1, 2014 through May 1, 2014, we recompleted 34 wells and drilled nine wells. Of the nine new wells drilled at WCBB, seven were completed as producing wells, one was non-productive and one was being drilled at May 1, 2014. During 2014, we currently anticipate drilling 22 to 24 wells at our WCBB field.
Aggregate net production from the WCBB field during the three months ended March 31, 2014 was approximately 302,463 BOE, or an average of 3,361 BOE per day, 100% of which was from oil. During April 2014, our average net daily production at WCBB was approximately 3,412 BOE, 100% of which was from oil. The increase in April production is primarily the result of our 2014 drilling program.
East Hackberry Field. From January 1, 2014 through May 1, 2014, we recompleted 20 wells and drilled five wells. Of the five new wells drilled at East Hackberry, four were completed as producing wells and one was being drilled at May 1, 2014. During 2014, we currently anticipate drilling ten to twelve wells.
Aggregate net production from the East Hackberry field during the three months ended March 31, 2014 was approximately 189,047 BOE, or an average of 2,101 BOE per day, 92% of which was from oil and 8% of which was from natural gas. During April 2014, our average net daily production at East Hackberry was approximately 2,183 BOE, 90% of which was from oil and 10% of which was from natural gas. The increase in April production is primarily the result of our 2014 drilling program.
West Hackberry Field. From January 1, 2014 through May 1, 2014, we recompleted two wells. No new wells were drilled at West Hackberry from January 1, 2014 to May 1, 2014.
Aggregate net production from the West Hackberry field was approximately 28,297 BOE, or an average of 314 BOE per day, 99% of which was from oil and 1% of which was from natural gas. During April 2014, our average net daily production at West Hackberry was approximately 35 BOE, 100% of which was from oil.
Niobrara Formation. Effective as of April 1, 2010, we acquired leasehold interests in the Niobrara Formation in Northwestern Colorado and, as of March 31, 2014, we held leases for approximately 7,071 net acres. From January 1, 2014 through May 1, 2014, there were no wells spud on our Niobrara Formation acreage. Aggregate net production from our

Niobrara Formation acreage during the three months ended March 31, 2014 was approximately 10,124 BOE, or an average of 112 BOE per day, 100% of which was from oil. During April 2014, our average net daily production from our Niobrara Formation acreage was approximately 55 BOE, 100% of which was from oil. During 2014, we currently do not anticipate drilling any wells in the Niobrara Formation.
Bakken. As of March 31, 2014, we held approximately 864 net acres in the Bakken Formation of Western North Dakota and Eastern Montana with interests in 16 wells and overriding royalty interests in certain existing and future wells. Aggregate net production from this acreage during the three months ended March 31, 2014 was approximately 12,152 BOE, or an average of 135 BOE per day, of which 92% was from oil 6% was from natural gas and 2% was from NGLs. During April 2014, our average daily net production from our Bakken Formation acreage was approximately 104 BOE, of which 90% was from oil and 10% was from natural gas.
2014 Updates Regarding Our Equity Investments
Permian Basin. On October 11, 2012, we contributed to Diamondback, prior to the closing of the Diamondback IPO, all of our oil and natural gas interests in the Permian Basin. At the closing of this contribution, Diamondback issued to us (i) 7,914,036 shares of Diamondback common stock and (ii) a promissory note for $63.6 million, which was repaid to us at the closing of the Diamondback IPO on October 17, 2012. This aggregate consideration was subject to a post-closing cash adjustment based on changes in the working capital, long-term debt and certain other items of a Diamondback subsidiary as of the date of this contribution. In January 2013, we received an additional payment from Diamondback of $18.6 million as a result of this post-closing adjustment. In June and November of 2013, we sold 2,234,536 and 2,300,000 shares of our Diamondback common stock, respectively and received aggregate net proceeds of approximately $192.7 million. As of March 31, 2014, we owned approximately 3,379,500 shares representing 6.7% of Diamondback's outstanding common stock. Our investment in Diamondback is accounted for as an equity method investment.
Grizzly Oil Sands. We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc. As of March 31, 2014, Grizzly had approximately 830,000 net acres under lease in the Athabasca and Peace River oil sands regions of Alberta, Canada and had three oil sands projects in various stages of development and had drilled an aggregate of 255 core holes and six water supply test wells on ten separate lease blocks and conducted a number of seismic programs. At Grizzly's first 11,300 barrel per day steam-assisted gravity drainage, or SAGD, oil sand project at Algar Lake, reservoir steam injection commenced in January 2014 and first bitumen production was achieved during the first quarter of 2014 and averaged approximately 275 barrels of bitumen per day in April 2014. In the first quarter of 2012, Grizzly acquired the May River property comprising approximately 47,000 acres. An initial 12,000 barrel per day development application was filed with the regulatory authorities in the fourth quarter of 2013, covering the eastern portion of the May River lease. A 29 well delineation drilling program was completed in the first quarter of 2013 over the development application area and a 2D seismic program covering approximately 80 kilometers is currently underway to more fully define the development area. At the Thickwood thermal project, Grizzly's activities included the completion of a 22 well core hole drilling program and the acquisition of 31 kilometers of seismic data. A development application for a 12,000 barrel per day oil sands project at Thickwood was filed in the fourth quarter of 2012. Grizzly has also entered into a memorandum of understanding that outlines the rate structure for a ten year agreement with Canadian National Railway Company, or CN, to transport its bitumen to the U.S. Gulf Coast via CN's rail network. Grizzly expects that this arrangement will provide consistent access to Brent-based pricing from Grizzly's Algar Lake project. Grizzly is developing the Windell Terminal, a rail loadout facility in Conklin, Alberta, and the Paulina Terminal, a rail to barge off-load facility on the lower Mississippi River. Construction of the 15,000 barrel per day Windell Terminal, proximate to its May River lease, was completed and the facility commenced operating during the first quarter of 2014, at which time the first load of bitumen from Algar Lake was hauled by truck to the Windell terminal for sales.
. In the U.S. Gulf Coast, Grizzly has begun engineering design work of the 40,000 barrel per day Paulina Terminal project located on the lower Mississippi River and has filed development permits.
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
Other Investments. In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. In the first quarter of 2013, we participated in the formation of Stingray Energy Services LLC, or Stingray Energy, with an initial ownership interest of 50%. Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. In 2012, we participated in the formation of Stingray Pressure Pumping LLC, or Stingray Pressure, Stingray Cementing LLC, or Stingray Cementing, and Stingray Logistics LLC, or Stingray Logistics, with an initial ownership interest in each entity of 50%. These entities provide well completion and other well services. In 2012, we also participated in the formation of Blackhawk Midstream LLC, or Blackhawk, and Timber Wolf Terminals LLC, or Timber Wolf, with an initial ownership interest of 50% in each entity. Blackhawk coordinates gathering, compression, processing and marketing activities in connection with the development of our Utica Shale acreage and Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. Also in 2012, we acquired a 22.5% equity interest in Windsor Midstream LLC which owns a 28.4% equity interest in a gas processing plant in West Texas. In 2011 and 2012, we acquired an aggregate 40% equity interest in Bison Drilling and Field Services LLC, or Bison, which owns and operates drilling rigs and related equipment. Also in 2011, we acquired a 25% interest in Muskie Proppant LLC, or Muskie, which is engaged in the processing and sale of hydraulic fracturing grade sand. See Note 3 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments.

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
Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled $1.1 billion at March 31, 2014 and $950.6 million at December 31, 2013. These costs are reviewed quarterly by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.

Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months of the applicable year beginning with 2009, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. For instance, as a result of the drop in commodity prices on December 31, 2008 and subsequent reduction in our proved reserves, we recognized a ceiling test impairment of $272.7 million for the year ended December 31, 2008. If prices of oil, natural gas and natural gas liquids decline, we may be required to further write down the value of our oil and gas properties, which could negatively affect our results of operations. No ceiling test impairment was required for the quarter ended March 31, 2014.

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

Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management's opinion, it is more likely than not that some portion will not be realized. At March 31, 2014, a valuation allowance of $2.6 million had been provided for state net operating loss and federal tax credit deferred tax assets based on the uncertainty these assets may be realized.
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
We review our investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, we recognize an impairment provision. There was no impairment of equity method investments at March 31, 2014 and December 31, 2013.
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
The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but re-designation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. We recognize any change in fair value resulting from ineffectiveness immediately in earnings. There were no hedges designated as cash flow hedges during the three months ended March 31, 2014 as all of our current hedges were deemed ineffective at inception.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2014 and 2013
We reported net income of $82.6 million for the three months ended March 31, 2014 as compared to $44.6 million for the three months ended March 31, 2013. This 85% increase in period-to-period net income was due primarily to $84.8 million of income recognized from our equity method investment in Blackhawk, $48.8 million of income recognized from our equity method investment in Diamondback and a 324% increase in net production to 2,437,851 BOE from 575,543 BOE, partially offset by a 49% decrease in realized BOE prices to $48.35 from $95.34, a $6.5 million increase in lease operating expenses, a $7.4 million increase in midstream transportation, processing and marketing expenses, a $5.1 million increase in general and administrative expenses, an expense of $18.0 million for litigation settlement and a $21.1 million increase in income tax expense for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
Oil and Gas Revenues. For the three months ended March 31, 2014, we reported oil and natural gas revenues of $117.9 million as compared to oil and natural gas revenues of $54.9 million during the same period in 2013. This $63.0 million, or 115%, increase in revenues was primarily attributable to a 324% increase in net production to 2,437,851 BOE from 575,543 BOE, partially offset by a 49% decrease in realized BOE prices to $48.35 from $95.34 due to a shift in our production mix toward NGLs and natural gas and a 48% decrease in average natural gas prices for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
The following table summarizes our oil and natural gas production and related pricing for the three months ended March 31, 2014, as compared to such data for the three months ended March 31, 2013:

	Three Months Ended March 31,
	2014	2013
Oil production volumes (MBbls)	727	517
Gas production volumes (MMcf)	7,662	320
Natural gas liquids production volumes (MGal)	18,235	223
Oil equivalents (MBOE)	2,438	576
Average oil price (per Bbl)	$100.97	$102.68
Average gas price (per Mcf)	$2.39	$4.59
Average natural gas liquids (per Gal)	$1.43	$1.45
Oil equivalents (per BOE)	$48.35	$95.34

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $11.6 million for the three months ended March 31, 2014 from $5.2 million for the three months ended March 31, 2013. This increase was mainly the result of an increase in expenses related to contract pumpers, contract labor, environmental services, location repairs and salt water disposal.
Production Taxes. Production taxes increased slightly to $7.0 million for the three months ended March 31, 2014 from $6.9 million for 2013. This slight increase was primarily related to changes in our product mix and production location.
Midstream Transportation, Processing and Marketing Expenses. Midstream transportation, processing and marketing expenses increased by $7.4 million to $7.8 million for the three months ended March 31, 2014 from $0.4 million for 2013. This increase was primarily attributable to midstream expenses related to our production volumes in the Utica Shale resulting from our 2013 drilling activities.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $56.9 million for the three months ended March 31, 2014, and consisted of $56.6 million in depletion of oil and natural gas properties and $0.3 million in depreciation of other property and equipment, as compared to total DD&A expense of $22.6 million for the three months ended March 31, 2013. This increase was due to an increase in our full cost pool as a result of our capital activities as well as an increase in our production, partially offset by an increase in our total proved reserves volume used to calculate our total DD&A expense.
General and Administrative Expenses. Net general and administrative expenses increased to $9.5 million for the three months ended March 31, 2014 from $4.4 million for the three months ended March 31, 2013. This $5.1 million increase was due to an increase in salaries, stock compensation expenses and benefits resulting from an increased number of employees, increases in corporate fees, computer support, consulting fees and fees for tax services, partially offset by an increase in general and administrative costs related to exploration and development activity capitalized to the full cost pool.

Accretion Expense. Accretion expense remained relatively flat at $0.2 million for the three months ended March 31, 2014 and 2013.
Interest Expense. Interest expense increased to $3.9 million for the three months ended March 31, 2014 from $3.5 million for the three months ended March 31, 2013 due primarily to a decrease in the amount of interest capitalized in the three months ended March 31, 2014 as compared to March 31, 2013. We capitalized approximately $2.3 million in interest expense to oil and natural gas properties during the three months ended March 31, 2014 as a result of increased interest costs incurred on our 7.75% Senior Notes. We capitalized approximately $2.6 million in interest expense to oil and natural gas properties during the three months ended March 31, 2013. As of March 31, 2014 and 2013, we had no debt outstanding under our revolving credit facility.
Income Taxes. As of March 31, 2014, we had a net operating loss carry forward of approximately $4.3 million, in addition to numerous temporary differences, which gave rise to a net deferred tax liability. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management's opinion, it is more likely than not that some portion will not be realized. At March 31, 2014, a valuation allowance of $2.6 million had been provided for state net operating loss and federal tax credit deferred tax assets based on the uncertainty these assets may be realized. We recognized an income tax expense of $49.2 million for the three months ended March 31, 2014.
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
Net cash flow provided by operating activities was $156.2 million for the three months ended March 31, 2014 as compared to net cash flow provided by operating activities of $35.0 million for the same period in 2013. This increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 324% increase in our net BOE production and proceeds of $84.8 million from the sale of Blackhawk's equity interest in Ohio Gathering Company, LLC and Ohio Condensate Company, LLC, partially offset by a 49% decrease in net realized BOE prices.
Net cash used in investing activities for the three months ended March 31, 2014 was $445.1 million as compared to $333.2 million for the same period in 2013. During the three months ended March 31, 2014, we spent $420.4 million in additions to oil and natural gas properties, of which $12.7 million was spent on our 2014 drilling and recompletion programs, $160.2 million was spent on expenses attributable to the wells drilled and recompleted during 2013, $1.6 million was spent on compressors and other facility enhancements, $2.4 million was spent on plugging costs, $53.6 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale, and $177.2 was spent on the acquisition of producing properties and non-producing leasehold interests in the Rhino acquisition, with the remainder attributable mainly to capitalized general and administrative expenses. In addition, $8.1 million was invested in Grizzly and $15.6 million was invested in our other equity investments during the three months ended March 31, 2014. During the three months ended March 31, 2014, we used cash from operations and proceeds from our 2013 equity offerings for our investing activities.
Net cash provided by financing activities for the three months ended March 31, 2014 was $0.4 million as compared to net cash provided by financing activities of $357.1 million for the same period in 2013. The 2014 amount provided by financing activities is primarily attributable to the net proceeds of $0.6 million from the exercise of stock options.
Credit Facility. On December 27, 2013, we entered into an Amended and Restated Credit Agreement with The Bank of Nova Scotia, as administrative agent, sole lead arranger and sole bookrunner, Amegy Bank National Association, as syndication agent, KeyBank National Association, as documentation agent, and the other lenders, which we refer to as the amended and restated credit agreement. The amended and restated credit agreement provides for a maximum facility amount of $1.5 billion and matures on June 6, 2018. We have had no outstanding borrowings under our amended and restated credit agreement (or its predecessor agreement) since October 17, 2012.

As of March 31, 2014, total funds available under our amended and restated credit agreement, including a reduction for a $6.4 million letter of credit in effect, was $143.6 million. This facility is secured by substantially all of our assets. Our wholly-owned subsidiaries guarantee our obligations under our revolving credit facility.
On April 23, 2014, we entered into a first amendment to the amended and restated credit agreement. The first amendment increased the letter of credit sublimit from $20.0 million to $70.0 million and provided for an increase in the borrowing base availability from $150.0 million to $275.0 million. The first amendment also made certain changes to the lenders and their respective lending commitments thereunder.
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
Our amended and restated credit agreement contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries' ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in our revolving credit facility. Our revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of funded debt to EBITDAX (net income, excluding any non-cash revenue or expense associated with swap contracts resulting from ASC 815, plus without duplication and to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) non-cash losses from minority investments, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings, and less non-cash income attributable to equity income from minority investments) for a twelve-month period may not be greater than 2.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with these financial covenants at March 31, 2014.
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
On December 21, 2012, we issued an additional $50.0 million in aggregate principal amount of our 7.75% Senior Notes due 2020, or the December Notes, to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The December Notes were issued as additional securities under the existing senior note indenture. The December Notes and the October Notes are treated as a single class of debt securities under the senior note indenture and are referred to collectively herein as the "Notes". We used a portion of the net proceeds from the October Notes Offering to repay all amounts outstanding at such time under our revolving credit facility. We used the remaining net proceeds of the October Notes Offering and the net proceeds of the December Notes Offering for general corporate purposes, which includes funding a portion of our 2013 capital development plan. In October 2013, as required by the terms of the senior note indenture, we exchanged the October Notes and the December Notes for $300.0 million aggregate principal amount of 7.75% senior notes due 2020 having substantially identical terms except that the exchange notes were registered under the Securities Act of 1933, as amended. We did not receive any proceeds from the issuance of the exchange note.
Under the senior note indenture, interest on the Notes accrues at a rate of 7.75% per annum on the outstanding principal amount from October 17, 2012, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013. The Notes are senior unsecured obligations and rank equally in the right of payment with all of our other senior indebtedness and senior in right of payment to any of our future subordinated indebtedness. All of our existing and future restricted subsidiaries that guarantee our secured revolving credit facility or certain other debt guarantee the Notes, provided, however, that the Notes are not guaranteed by Grizzly Holdings, Inc. and will not be guaranteed by any of our future unrestricted subsidiaries. The guarantees rank equally in the right of payment with all of the senior indebtedness of the subsidiary guarantors and senior in the right of payment to any future subordinated indebtedness of the subsidiary guarantors. The Notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness (including all borrowings and other obligations under our amended and restated credit agreement) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries that do not guarantee the Notes.
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
From January 1, 2014 through May 1, 2014, we spud 14 gross (ten net) wells in the Utica Shale. We currently expect our 2014 capital expenditures to be $634.0 million to $676.0 million to drill 85 to 95 gross (68 to 76 net) wells on our Utica Shale acreage. In addition, we currently expect to spend $375.0 million to $425.0 million in 2014 to acquire additional acreage in the Utica Shale.
From January 1, 2014 through May 1, 2014, we recompleted 34 existing wells and spud nine new wells at our WCBB field. We currently intend to drill 22 to 24 new wells during 2014 at our WCBB field for aggregate estimated drilling and recompletion expenditures during 2014 of $42.0 million to $45.0 million.
In our Hackberry fields, from January 1, 2014 through May 1, 2014, we recompleted 22 existing wells and spud five new wells. We currently intend to drill ten to twelve wells in our Hackberry fields in 2014. Total capital expenditures for our Hackberry fields during 2014 are estimated to be approximately $24.0 million to $26.0 million.
From January 1, 2014 through May 1, 2014, no new wells were spud on our Niobrara Formation acreage. We do not currently anticipate any capital expenditures in the Niobrara Formation in 2014.

As of March 31, 2014, our net investment in Grizzly was approximately $190.3 million. Our capital requirements in 2013 for Grizzly were approximately $33.9 million, primarily for the expenses associated with the construction of the Algar Lake facility and drilling activity during the 2013-2014 winter drilling season. Effective October 5, 2012, Grizzly entered into a $125.0 million revolving credit facility, of which $75.0 million has been borrowed to fund additional infrastructure relating to the Algar Lake facility and other future development projects. Our capital requirements in 2014 related to Grizzly's activities are currently estimated to be approximately $15.0 million to $20.0 million.
We had no capital expenditures during the three months ended March 31, 2014 related to our interests in Thailand. We do not currently anticipate any capital expenditures in Thailand in 2014.
In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. In the first quarter of 2013, we participated in the formation of Stingray Energy with an initial ownership interest of 50%. Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. In 2012, we participated in the formation of Stingray Pressure, Stingray Cementing and Stingray Logistics, with an initial ownership interest in each entity of 50%. These entities provide well completion and other well services. In 2012, we also participated in the formation of Blackhawk and Timber Wolf, with an initial ownership interest of 50% in each entity. Blackhawk coordinates gathering, compression, processing and marketing activities in connection with the development of our Utica Shale acreage and Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. Also in 2012, we acquired a 22.5% equity interest in Midstream which owns a 28.4% equity interest in a gas processing plant in West Texas. In 2011 and 2012, we acquired an aggregate 40% equity interest in Bison, which owns and operates drilling rigs and related equipment. Also in 2011, we acquired a 25% interest in Muskie, which is engaged in the processing and sale of hydraulic fracturing grade sand. See Note 3 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments. In the year ended December 31, 2013, we invested approximately $10.0 million in these entities. In the three months ended March 31, 2014, we invested approximately $15.6 million in these entities, and we expect to invest approximately $15.0 million to $20.0 million in these entities in 2014. We are currently evaluating strategic alternatives with respect to these oil field service entities. A registration statement on Form S-1 has been submitted to the SEC on a confidential basis in connection with certain of these interests, and we may choose to pursue an initial public offering of these interest later this year subject to market conditions. In January 2014, Blackhawk completed the sale of its equity interests in Ohio Gathering Company, LLC and Ohio Condensate Company, LLC for a purchase price of $190.0 million, of which we received $84.8 million in net proceeds.
Our total capital expenditures for 2014 are currently estimated to be in the range of $715.0 million to $767.0 million. In addition, we currently expect to spend $375.0 million to $425.0 million in 2014 to acquire additional Utica Shale acreage, which includes the $184.0 million acquisition of approximately 8,200 net acres from Rhino in March 2014. Our total capital expenditures for the three months ended March 31, 2014 were approximately $71.7 million, excluding our Utica shale acreage acquisition. Approximately 88% of our 2014 estimated capital expenditures are currently expected to be spent in the Utica Shale. This range is up from the $513.5 million spent on 2013 activities, excluding Utica leasehold acquisitions, primarily due to the significant increase in our acreage position in the Utica Shale and our contemplated Utica development plans. We intend to continue to monitor pricing and cost developments and make adjustments to our future capital expenditure programs as warranted.
We believe that our cash on hand, cash flow from operations, sales of our Diamondback common stock, and borrowings under our amended and restated credit agreement will be sufficient to meet our normal recurring operating needs and capital requirements for the next twelve months. In the event we elect to further expand or accelerate our drilling program or pursue additional acquisitions, or Grizzly's oil sands projects are accelerated, we may be required to obtain additional funds which we would seek to do through traditional borrowings, offerings of debt or equity securities or other means, including the sale of assets. We regularly evaluate new acquisition opportunities. Needed capital may not be available to us on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to delay or curtail implementation of our business plan or not be able to complete acquisitions that may be favorable to us.
Commodity Price Risk
The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past six years, the West Texas Intermediate posted price for crude oil has ranged from a low of $30.28 per barrel in December 2008 to a high of $145.31 per barrel in July 2008. The Henry Hub spot market price of natural gas has ranged from a low of $1.83 per million British thermal units, or MMBtu, in September 2009 to a high of $13.31 per MMBtu in July 2008. On May 1, 2014, the West Texas Intermediate posted price for crude oil was $99.42 per barrel and the

Henry Hub spot market price of natural gas was $4.72 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swaps and swaptions at March 31, 2014:

	Volume (barrels per day)	Weighted Average Price ($ per Bbl)

Fixed Price Swaps:
April 2014 - December 2014	2,000	$101.50

	Volume (MMBtu per day)	Weighted Average Price ($ per MMBtu)

Fixed Price Swaps and Swaptions:
April 2014	105,000	$4.01
May 2014	130,000	$4.05
June 2014 - December 2014	155,000	$4.07
January 2015 - December 2015	175,000	$4.08
January 2016 - March 2016	105,000	$4.04
April 2016	95,000	$4.04

Under the 2014 contracts, we have hedged approximately 59% to 67% of our expected 2014 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These fixed price swaps are recorded at fair value pursuant to FASB ASC 815 and related pronouncements.

Commitments
In connection with our acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller's (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until our abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we could access the trust for use in plugging and abandonment charges associated with the property, but have not yet done so. As of March 31, 2014, the plugging and abandonment trust totaled approximately $3.1 million. At March 31, 2014, we have plugged 374 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2014.
New Accounting Pronouncements

None.

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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past five years, the West Texas Intermediate posted price for crude oil has ranged from a low of $30.28 per barrel, or Bbl, in December 2008 to a high of $145.31 per Bbl in July 2008. The Henry Hub spot market price of natural gas has ranged from a low of $1.83 per MMBtu in September 2009 to a high of $13.31 per MMBtu in July 2008. On May 1, 2014, the West Texas Intermediate posted price for crude oil was $99.42 per barrel and the Henry Hub spot market price of natural gas was $4.72 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swaps and swaptions at March 31, 2014:

	Volume (barrels per day)	Weighted Average Price ($ per Bbl)

Fixed Price Swaps:
April 2014 - December 2014	2,000	$101.50

	Volume (MMBtu per day)	Weighted Average Price ($ per MMBtu)

Fixed Price Swaps and Swaptions:
April 2014	105,000	$4.01
May 2014	130,000	$4.05
June 2014 - December 2014	155,000	$4.07
January 2015 - December 2015	175,000	$4.08
January 2016 - March 2016	105,000	$4.04
April 2016	95,000	$4.04

Under our 2014 contracts, we have hedged approximately 59% to 67% of our estimated 2014 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These fixed price swaps are recorded at fair value pursuant to FASB ASC 815 and related pronouncements. At March 31, 2014, we had a net liability derivative position of $31.5 million as compared to a net liability derivative position of $9.3 million as of March 31, 2013, related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $50.6 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $50.6 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Our revolving amended and restated credit agreement is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. As of March 31, 2014, we had no variable interest rate borrowings outstanding; therefore, an increase in interest rates would not have impacted our interest expense. As of March 31, 2014, we did not have any interest rate swaps to hedge our interest risks.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures. Under the direction of our Chief Executive Officer, President and Interim Chief Financial Officer, we have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer, President and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
As of March 31, 2014, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, President and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer, President and Interim Chief Financial Officer has concluded that, as of March 31, 2014, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
The Louisiana Department of Revenue, or LDR, is disputing our severance tax payments to the State of Louisiana from the sale of oil under fixed price contracts during the years 2005 through 2007. The LDR maintains that we paid approximately $1.8 million less in severance taxes under fixed price terms than the severance taxes we would have had to pay had we paid severance taxes on the oil at the contracted market rates only. We have denied any liability to the LDR for underpayment of severance taxes and have maintained that we were entitled to enter into the fixed price contracts with unrelated third parties and pay severance taxes based upon the proceeds received under those contracts. We have maintained our right to contest any final assessment or suit for collection if brought by the State. On April 20, 2009, the LDR filed a lawsuit in the 15th Judicial District Court, Lafayette Parish, in Louisiana against us seeking $2.3 million in severance taxes, plus interest and court costs. We filed a response denying any liability to the LDR for underpayment of severance taxes. The LDR had taken no further action on this lawsuit since filing its petition other than propounding discovery requests to which we have responded. We served discovery requests on the LDR and received the LDR's responses in 2012. No trial date has been set.
In December 2010, the LDR filed two identical lawsuits against us in different venues to recover allegedly underpaid severance taxes on crude oil for the period January 1, 2007 through December 31, 2010, together with a claim for attorney’s fees. The petitions do not make any specific claim for damages or unpaid taxes. As with the lawsuit filed by the LDR in 2009 discussed in the paragraph above, we deny all liability. The LDR filed motions to stay the lawsuits before we filed any responsive pleadings. Subsequently, the LDR recently moved to dismiss one of the identical lawsuits it filed in the 19th Judicial District Court in 2010, amended the petition it filed in the 15th Judicial District Court in 2010, and served discovery requests on us. The LDR asserts that we underpaid severance taxes by nearly $12 million from 2007 to 2010. The LDR also asserts that we owe an additional $4.4 million and may be subject to additional penalties. The LDR's claims are still in their infancy and there has been no formal discovery. In February 2014, the LDR has asserted that Gulfport owes additional severance taxes for the cash settlements it received to terminate forward sales contracts. We maintain that the LDR's claims are not well-grounded in fact or law and intend to aggressively defend the lawsuits.

On July 30, 2010, six individuals and one limited liability company sued 15 oil and gas companies in Cameron Parish Louisiana for surface contamination in areas where the defendants operated in an action entitled Reeds et al. v. BP American Production Company et al.,38th Judicial District. No. 10-18714. The plaintiffs’ original petition for damages, which did not name us as a defendant, alleges that the plaintiffs’ property located in Cameron Parish, Louisiana within the Hackberry oil field is contaminated as a result of historic oil and gas exploration and production activities. The plaintiffs allege that the defendants conducted, directed and participated in various oil and gas exploration and production activities on their property which allegedly have contaminated or otherwise caused damage to the property, and have sued the defendants for alleged breaches of oil, gas and mineral leases, as well as for alleged negligence, trespass, failure to warn, strict liability, punitive damages, lease liability, contract liability, unjust enrichment, restoration damages, assessment and response costs and stigma damages. On December 7, 2010, we were served with a copy of the plaintiffs’ first supplemental and amending petition which added four additional plaintiffs and six additional defendants, including us, bringing the total number of defendants to 21. It also increased the total acreage at issue in this litigation from 240 acres to approximately 1,700 acres. In addition to the damages sought in the original petition, the plaintiffs now also seek: damages sufficient to cover the cost of conducting a comprehensive environmental assessment of all present and yet unidentified pollution and contamination of their property; the cost to restore the property to its pre-polluted original condition; damages for mental anguish and annoyance, discomfort and inconvenience caused by the nuisance created by defendants; land loss and subsidence damages and the cost of backfilling canals and other excavations; damages for loss of use of land and lost profits and income; attorney fees and expenses and damages for evaluation and remediation of any contamination that threatens groundwater. In addition to us, current defendants include ExxonMobil Oil Corporation, Mobil Exploration & Producing North America Inc., Chevron U.S.A. Inc., The Superior Oil Company, Union Oil Company of California, BP America Production Company, Tempest Oil Company, Inc., ConocoPhillips Company, Continental Oil Company, WM. T. Burton Industries, Inc., Freeport Sulphur Company, Eagle Petroleum Company, U.S. Oil of Louisiana, M&S Oil Company, and Empire Land Corporation, Inc. of Delaware. On January 21, 2011, we filed a pleading challenging the legal sufficiency of the petitions on several grounds and requesting that they either be dismissed or that plaintiffs be required to amend such petitions. In response to the pleadings filed by us and similar pleadings filed by other defendants, the plaintiffs filed a third amending petition with exhibits which expands the description of the property at issue, attaches numerous aerial photos and identifies the mineral leases at issue. In response, we and numerous defendants re-urged our pleadings challenging the legal sufficiency of the petitions. Some of the defendants’ grounds for challenging the plaintiffs’ petitions were heard by the court on May 25, 2011 and were denied. The court signed the written judgment on December 9, 2011. We noticed our intent to seek supervisory review on December 19, 2011 and the trial court fixed a return date of January 11, 2012 for the filing of the writ application. We filed our supervisory writ, which was denied by the Louisiana Third Circuit Court of Appeal and the Louisiana Supreme Court. The parties engaged in a non-binding mediation in July 2013 to discuss settlement and discussions are on-going. In 2014, Gulfport and the plaintiffs have had settlement discussions focused on our payment of approximately $18.0 million plus the cost of a plan of remediation to be approved by the Court and the Louisiana Department of Natural Resources. This settlement has not yet been finalized and there can be no assurance that a settlement will be reached on these or any other terms. We have accrued the $18.0 million proposed settlement as of March 31, 2014, which is included in litigation settlement in the accompanying consolidated statements of operations. The case is set for trial in July 2014 in the event that we do not enter into a settlement agreement.
Due to the current stages of the LDR litigation and the remediation portion of the Reeds settlement, the outcome is uncertain and management cannot determine the amount of loss, if any, that may result. Adverse decisions in one or more of the above matters could have a material adverse effect on our financial condition or results of operations and management cannot determine the amount of loss, if any, that may result.
We have been named as a defendant in various other lawsuits related to our business. The resolution of these matters is not expected to have a material adverse effect on our financial condition or results of operations in future periods.

ITEM 1A.	RISK FACTORS
See risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not Applicable.

(c)	We do not have a share repurchase program, and during the three months ended March 31, 2014, we did not purchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

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

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 12, 2006).

3.5	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 23, 2013).

3.6	Second Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 000-19514, filed by the Company on May 2, 2014).

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

10.1+	2014 Executive annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 7, 2014).

10.2+
Separation and Release Agreement, dated as of January 31, 2014, by and between the Company and James D. Palm (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on February 4, 2014).

10.3
First Amendment to Amended and Restated Credit Agreement, dated as of April 23, 2014, by and among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, sole lead arranger and sole bookrunner, Amegy Bank National Association, as syndication agent, KeyBank National Association, as documentation agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 28, 2014).

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
Date: May 9, 2014

GULFPORT ENERGY CORPORATION

By:	/s/ MICHAEL G. MOORE
Michael G. Moore Chief Executive Officer, President and Interim Chief Financial Officer