Form 10-Q
period 2014-09-30
GULFPORT ENERGY CORP
filed 2014-11-07
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014 OR

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

As of November 1, 2014, 85,531,504 shares of the registrant’s common stock were outstanding.

GULFPORT ENERGY CORPORATION

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$152,883	$458,956
Accounts receivable—oil and gas	139,591	58,824
Accounts receivable—related parties	153	2,617
Prepaid expenses and other current assets	3,578	2,581
Deferred tax asset	7,819	6,927
Short-term derivative instruments	5,753	324
Note receivable - related party	875	875
Total current assets	310,652	531,104
Property and equipment:
Oil and natural gas properties, full-cost accounting, $1,452,730 and $950,590 excluded from amortization in 2014 and 2013, respectively	3,586,016	2,477,178
Other property and equipment	16,880	11,131
Accumulated depletion, depreciation, amortization and impairment	(969,962)	(784,717)
Property and equipment, net	2,632,934	1,703,592
Other assets:
Equity investments ($70,443 and $178,708 attributable to fair value option in 2014 and 2013, respectively)	373,215	440,068
Derivative instruments	1,156	521
Other assets	23,430	17,851
Total other assets	397,801	458,440
Total assets	$3,341,387	$2,693,136
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$358,082	$190,707
Asset retirement obligation—current	75	795
Short-term derivative instruments	3,891	12,280
Current maturities of long-term debt	166	159
Total current liabilities	362,214	203,941
Long-term derivative instrument	2,771	11,366
Asset retirement obligation—long-term	16,318	14,288
Deferred tax liability	153,733	114,275
Long-term debt, net of current maturities	616,881	299,028
Total liabilities	1,151,917	642,898
Commitments and contingencies (Note 8)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock - $.01 par value, 200,000,000 authorized, 85,531,504 issued and outstanding in 2014 and 85,177,532 in 2013	854	851
Paid-in capital	1,824,955	1,813,058
Accumulated other comprehensive loss	(19,779)	(9,781)
Retained earnings	383,440	246,110
Total stockholders’ equity	2,189,470	2,050,238
Total liabilities and stockholders’ equity	$3,341,387	$2,693,136
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except share data)
Revenues:
Oil and condensate sales	$58,196	$52,972	$199,651	$167,051
Gas sales	85,168	10,755	139,039	19,014
Natural gas liquid sales	27,021	5,100	64,054	7,828
Other income	419	425	825	793
	170,804	69,252	403,569	194,686
Costs and expenses:
Lease operating expenses	11,883	7,297	36,192	18,347
Production taxes	5,213	7,071	18,771	20,381
Midstream processing and marketing	18,714	3,622	37,263	5,940
Depreciation, depletion and amortization	72,409	30,691	185,280	81,814
General and administrative	8,939	5,259	28,832	14,571
Accretion expense	192	180	569	529
(Gain) loss on sale of assets	—	(5)	(11)	567
	117,350	54,115	306,896	142,149
INCOME FROM OPERATIONS	53,454	15,137	96,673	52,537
OTHER (INCOME) EXPENSE:
Interest expense	5,706	2,602	11,993	9,365
Interest income	(25)	(70)	(167)	(211)
Litigation settlement	1,500	—	25,500	—
Loss (income) from equity method investments	34,477	(51,322)	(163,567)	(162,640)
	41,658	(48,790)	(126,241)	(153,486)
INCOME BEFORE INCOME TAXES	11,796	63,927	222,914	206,023
INCOME TAX EXPENSE	4,876	23,400	85,584	77,109
NET INCOME	$6,920	$40,527	$137,330	$128,914
NET INCOME PER COMMON SHARE:
Basic	$0.08	$0.52	$1.61	$1.70
Diluted	$0.08	$0.52	$1.60	$1.69
Weighted average common shares outstanding—Basic	85,506,095	77,554,386	85,405,630	75,955,040
Weighted average common shares outstanding—Diluted	85,907,307	77,931,738	85,790,433	76,374,107

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$6,920	$40,527	$137,330	$128,914
Foreign currency translation adjustment	(9,536)	3,894	(9,998)	(5,786)
Change in fair value of derivative instruments (1)	—	630	—	(444)
Reclassification of settled contracts (2)	—	1,617	—	4,818
Other comprehensive (loss) income	(9,536)	6,141	(9,998)	(1,412)
Comprehensive (loss) income	$(2,616)	$46,668	$127,332	$127,502

(1) Net of $0.4 million and $(0.3) million in taxes for the three and nine months ended September 30, 2013, respectively. No taxes were recorded in the three and nine months ended September 30, 2014.

(2) Net of $1.0 million and $3.0 million in taxes for the three and nine months ended September 30, 2013, respectively. No taxes were recorded in the three and nine months ended September 30, 2014.

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2014	85,177,532	$851	$1,813,058	$(9,781)	$246,110	$2,050,238
Net income	—	—	—	—	137,330	137,330
Other Comprehensive Loss	—	—	—	(9,998)	—	(9,998)
Stock Compensation	—	—	11,246	—	—	11,246
Issuance of Restricted Stock	159,064	1	(1)	—	—	—
Issuance of Common Stock through exercise of options	194,908	2	652	—	—	654
Balance at September 30, 2014	85,531,504	$854	$1,824,955	$(19,779)	$383,440	$2,189,470

Balance at January 1, 2013	67,527,386	$674	$1,036,245	$(3,429)	$92,918	$1,126,408
Net income	—	—	—	—	128,914	128,914
Other Comprehensive Loss	—	—	—	(1,412)	—	(1,412)
Stock Compensation	—	—	4,619	—	—	4,619
Issuance of Common Stock in public offerings, net of related expenses	9,812,500	99	357,541	—	—	357,640
Issuance of Restricted Stock	119,519	1	(1)	—	—	—
Issuance of Common Stock through exercise of options	125,000	1	1,399	—	—	1,400
Balance at September 30, 2013	77,584,405	$775	$1,399,803	$(4,841)	$221,832	$1,617,569

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$137,330	$128,914
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount—Asset Retirement Obligation	569	529
Depletion, depreciation and amortization	185,280	81,814
Stock-based compensation expense	6,747	2,771
Gain from equity investments	(78,304)	(162,265)
Interest income - note receivable	(38)	(13)
Unrealized (gain) loss on derivative instruments	(23,049)	1,311
Deferred income tax expense	38,566	77,107
Amortization of loan commitment fees	1,093	750
Amortization of note discount and premium	(13)	221
Changes in operating assets and liabilities:
Increase in accounts receivable	(80,767)	(22,058)
Decrease in accounts receivable—related party	2,464	5,051
Increase in prepaid expenses	(997)	(3,128)
Increase in accounts payable and accrued liabilities	101,990	30,833
Settlement of asset retirement obligation	(4,972)	(807)
Net cash provided by operating activities	285,899	141,030
Cash flows from investing activities:
Deductions to cash held in escrow	8	8
Additions to other property and equipment	(3,937)	(1,502)
Additions to oil and gas properties	(1,040,607)	(608,270)
Proceeds from sale of oil and gas properties	4,198	—
Proceeds from sale of investments	197,565	74,544
Advances on note receivable to related party	—	(875)
Contributions to equity method investments	(61,750)	(34,936)
Distributions from equity method investments	476	203
Net cash used in investing activities	(904,047)	(570,828)
Cash flows from financing activities:
Principal payments on borrowings	(115,126)	(111)
Borrowings on line of credit	115,000	—
Proceeds from bond issuance	318,000	—
Debt issuance costs and loan commitment fees	(6,453)	(753)
Proceeds from issuance of common stock, net of offering costs and exercise of stock options	654	359,040
Net cash provided by financing activities	312,075	358,176
Net decrease in cash and cash equivalents	(306,073)	(71,622)
Cash and cash equivalents at beginning of period	458,956	167,088
Cash and cash equivalents at end of period	$152,883	$95,466
Supplemental disclosure of cash flow information:
Interest payments	$11,930	$12,618
Income tax payments	$23,800	$2,751
Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$4,499	$1,848
Asset retirement obligation capitalized	$5,713	$1,771
Interest capitalized	$9,606	$9,013
Foreign currency translation loss on investment in Grizzly Oil Sands ULC	$(9,998)	$(5,786)
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-K. Results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results expected for the full year.

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

In February 2014, the Company agreed to acquire additional oil and natural gas properties consisting of approximately 8,000 net acres from Rhino Exploration LLC ("Rhino"), as well as its interest in all of the producing wells, in the Utica Shale of Eastern Ohio from Rhino, for a gross purchase price of approximately $184.0 million (the "Rhino Acquisition"), of which the Company closed on approximately $179.0 million ($177.4 million net of purchase price adjustments) on March 20, 2014. The remainder of the acquisition remains pending. The Company recognized $4.9 million of net revenues and $0.7 million of lease operating expenses as a result of the Rhino Acquisition from the closing date of March 20, 2014 through September 30, 2014, which is included in the accompanying consolidated statements of operations.

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
The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Oil and natural gas properties	$3,586,016	$2,477,178
Office furniture and fixtures	9,741	6,093
Building	4,942	4,626
Land	2,197	412
Total property and equipment	3,602,896	2,488,309
Accumulated depletion, depreciation, amortization and impairment	(969,962)	(784,717)
Property and equipment, net	$2,632,934	$1,703,592
Included in oil and natural gas properties at September 30, 2014 is the cumulative capitalization of $66.6 million in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $5.9 million and $19.1 million for the three and nine months ended September 30, 2014, respectively, and $3.5 million and $9.6 million for the three and nine months ended September 30, 2013, respectively.
The following table summarizes the Company’s non-producing properties excluded from amortization by area at September 30, 2014:

September 30, 2014
(In thousands)
Colorado	$5,842
Bakken	295
Southern Louisiana	708
Ohio	1,445,840
Other	45
$1,452,730
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

A reconciliation of the Company's asset retirement obligation for the nine months ended September 30, 2014 and 2013 is as follows:

	September 30, 2014	September 30, 2013
	(In thousands)
Asset retirement obligation, beginning of period	$15,083	$13,275
Liabilities incurred	5,713	1,771
Liabilities settled	(4,972)	(807)
Accretion expense	569	529
Asset retirement obligation as of end of period	16,393	14,768
Less current portion	75	780
Asset retirement obligation, long-term	$16,318	$13,988
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
Immediately upon completion of the Contribution, the Company owned a 35% equity interest in Diamondback, rather than leasehold interests in the Company’s Permian Basin acreage. Upon completion of the Diamondback IPO in October 2012, Gulfport owned approximately 21.4% of Diamondback's outstanding common stock. Following the Contribution, the Company has accounted for its interest in Diamondback as an equity investment. See Note 3, "Equity Investments - Diamondback Energy, Inc." As of September 30, 2014, Gulfport owned 942,000 shares representing approximately 1.7% of Diamondback's outstanding common stock.

3.	EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of September 30, 2014 and December 31, 2013:

		Carrying Value		(Income) loss from equity method investments
	Approximate Ownership %	September 30, 2014	December 31, 2013	Three months ended September 30,		Nine months ended September 30,
				2014	2013	2014	2013
		(In thousands)
Investment in Tatex Thailand II, LLC	23.5%	$—	$—	$(475)	$(170)	$(475)	$(375)
Investment in Tatex Thailand III, LLC	17.9%	12,190	10,774	47	64	217	157
Investment in Grizzly Oil Sands ULC	24.9999%	189,182	191,473	4,633	862	8,862	2,125
Investment in Bison Drilling and Field Services LLC	40.0%	28,950	12,318	(1,273)	1,258	331	1,281
Investment in Muskie Proppant LLC	25.0%	8,056	7,544	55	53	488	869
Investment in Timber Wolf Terminals LLC	50.0%	995	1,001	7	—	7	8
Investment in Windsor Midstream LLC	22.5%	13,531	10,632	(301)	(14)	(504)	(872)
Investment in Stingray Pressure Pumping LLC	50.0%	20,040	19,624	(351)	(293)	1,792	(677)
Investment in Stingray Cementing LLC	50.0%	2,970	3,291	(12)	(31)	189	38
Investment in Blackhawk Midstream LLC	50.0%	—	—	—	174	(84,787)	296
Investment in Stingray Logistics LLC	50.0%	1,316	903	(256)	(78)	(413)	(24)
Investment in Diamondback Energy, Inc.	1.7%	70,443	178,708	32,412	(52,945)	(89,300)	(165,402)
Investment in Stingray Energy Services LLC	50.0%	4,854	3,800	(9)	(202)	26	(64)
Investment in Sturgeon Acquisitions LLC	25.0%	20,688	—	—	—	—	—
		$373,215	$440,068	$34,477	$(51,322)	$(163,567)	$(162,640)
The tables below summarize financial information for the Company's equity investments as of September 30, 2014 and December 31, 2013.
Summarized balance sheet information:

	September 30, 2014	December 31, 2013

	(In thousands)
Current assets	$275,332	$146,075
Noncurrent assets	$3,817,264	$2,567,225
Current liabilities	$326,477	$233,726
Noncurrent liabilities	$870,243	$664,848
Summarized results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Gross revenue	$247,525	$105,684	$625,819	$244,118
Net income (loss)	$35,212	$19,869	$242,816	$35,211
Tatex Thailand II, LLC
The Company has an indirect ownership interest in Tatex Thailand II, LLC (“Tatex”). Tatex holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 243,000 acres which includes the Phu Horm Field. During the three and nine months ended September 30, 2014, Gulfport received $0.5 million in distributions from Tatex and recognized $0.5 million in distribution income for the same periods, which is included in loss (income) from equity method investments in the consolidated statements of operations.
Tatex Thailand III, LLC
The Company has an ownership interest in Tatex Thailand III, LLC ("Tatex III"). Tatex III owns a concession covering approximately 245,000 acres in Southeast Asia. During the nine months ended September 30, 2014, the Company paid $1.6 million in cash calls related to Tatex III.
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings Inc. ("Grizzly Holdings"), owns an interest in Grizzly Oil Sands ULC ("Grizzly"), a Canadian unlimited liability company. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc. ("Oil Sands"). As of September 30, 2014, Grizzly had approximately 830,000 acres under lease in the Athabasca and Peace River oil sands regions of Alberta, Canada. Initiation of steam injection at its first project, Algar Lake Phase 1, commenced in January 2014 and first bitumen production was achieved during the second quarter of 2014. During the nine months ended September 30, 2014, Gulfport paid $16.6 million in cash calls. Grizzly’s functional currency is the Canadian dollar. The Company's investment in Grizzly was decreased by $9.5 million and by $10.0 million for the three and nine months ended September 30, 2014, respectively, as a result of a foreign currency translation loss. The Company's investment in Grizzly was increased by $3.9 million as a result of a foreign currency translation gain and decreased by $5.8 million as a result of a foreign currency translation loss for the three and nine months ended September 30, 2013, respectively.
Bison Drilling and Field Services LLC
During 2011, the Company invested in Bison Drilling and Field Services LLC (“Bison”). Bison owns and operates drilling rigs. During the nine months ended September 30, 2014, Gulfport paid $17.0 million in cash calls to Bison.
Muskie Proppant LLC
During 2011, the Company invested in Muskie Proppant LLC (“Muskie”). Muskie processes and sells sand for use in hydraulic fracturing by the oil and natural gas industry and holds certain rights in a lease covering land in Wisconsin for mining oil and natural gas fracture grade sand. During the nine months ended September 30, 2014, Gulfport paid $1.0 million in cash calls to Muskie.
The Company entered into a loan agreement with Muskie effective July 1, 2013, under which it loaned Muskie $0.9 million. Interest accrues at the prime rate plus 2.5% and the loan had an original maturity date of July 31, 2014. Effective July 31, 2014, an amendment was made to the loan agreement which changed the maturity date of the loan to July 31, 2015. At September 30, 2014, the outstanding balance on the loan is included in notes receivable-related party on the accompanying consolidated balance sheets.
Timber Wolf Terminals LLC
During 2012, the Company invested in Timber Wolf Terminals LLC (“Timber Wolf”). The Company's initial investment during 2012 was $1.0 million. Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. During the nine months ended September 30, 2014, Gulfport did not pay any cash calls related to Timber Wolf.

Windsor Midstream LLC

During 2012, the Company purchased an ownership interest in Windsor Midstream LLC (“Midstream”). Midstream owns a 28.4% interest in Coronado Midstream LLC, a gas processing plant in West Texas. During the nine months ended September 30, 2014, Gulfport paid $2.4 million in cash calls to Midstream.

Stingray Pressure Pumping LLC

During 2012, the Company invested in Stingray Pressure Pumping LLC ("Stingray Pressure"). Stingray Pressure provides well completion services. During the nine months ended September 30, 2014, the Company paid $2.5 million in cash calls related to Stingray Pressure. The income from equity method investments presented in the table above reflects any intercompany profit eliminations.

Stingray Cementing LLC

During 2012, the Company invested in Stingray Cementing LLC ("Stingray Cementing"). Stingray Cementing provides well cementing services. During the nine months ended September 30, 2014, the Company did not pay any cash calls related to Stingray Cementing. The income from equity method investments presented in the table above reflects any intercompany profit eliminations.

Blackhawk Midstream LLC

During 2012, the Company invested in Blackhawk Midstream LLC ("Blackhawk"). Blackhawk coordinates gathering, compression, processing and marketing activities for the Company in connection with the development of its Utica Shale acreage. On January 28, 2014, Blackhawk closed on the sale of its equity interests in Ohio Gathering Company, LLC and Ohio Condensate Company, LLC for a purchase price of $190.0 million, of which $14.3 million was placed in escrow. Gulfport received $84.8 million in net proceeds from this transaction, which is included in loss (income) from equity method investments in the accompanying consolidated statements of operations.

Stingray Logistics LLC

During 2012, the Company invested in Stingray Logistics LLC ("Stingray Logistics"). Stingray Logistics provides well services. During the nine months ended September 30, 2014, the Company did not pay any cash calls.

Diamondback Energy, Inc.

As noted above in Note 2, on October 11, 2012, following the closing of the Diamondback IPO, the Company owned 7,914,036 shares of Diamondback's outstanding common stock for an initial investment in Diamondback valued at $138.5 million. In June and September of 2014, the Company sold 1,000,000 and 1,437,500 shares of its Diamondback common stock, respectively, and received aggregate net proceeds of approximately $197.6 million. In June and November of 2013, the Company sold 2,234,536 and 2,300,000 shares of its Diamondback common stock, respectively, and received aggregate net proceeds of approximately $192.7 million. As of September 30, 2014, the Company owned 942,000 shares representing approximately 1.7% of Diamondback's outstanding common stock.

The Company accounts for its interest in Diamondback as an equity method investment and has elected the fair value option of accounting for this investment. Although the Company's ownership in Diamondback was below 20% at September 30, 2014, and it no longer has the right to designate a director nominee to serve on Diamondback's Board, the Company's initial nominee still serves as a member of Diamondback's Board. As the Company continues to have influence through this board seat, the Company continues to account for its investment in Diamondback as an equity method investment. The Company valued its investment in Diamondback using the quoted closing market price of Diamondback's stock on September 30, 2014 of $74.78 per share multiplied by the number of outstanding shares of Diamondback's stock held by the Company. The Company recognized a loss of approximately $32.4 million and a gain of approximately $89.3 million on its investment in Diamondback for the three and nine months ended September 30, 2014, respectively, and an aggregate gain of approximately $52.9 million and $165.4 million on its investment in Diamondback for three and nine months ended September 30, 2013, respectively, which is included in loss (income) from equity method investments in the consolidated statements of operations.
Stingray Energy Services LLC

During 2013, the Company invested in Stingray Energy Services LLC ("Stingray Energy") at a cost of $2.9 million. Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. During the nine months ended September 30, 2014, the Company did not pay any cash calls to Stingray Energy. The income from equity method investments presented in the table above reflects any intercompany profit eliminations.

Sturgeon Acquisitions LLC

During the third quarter of 2014, the Company invested $20.7 million and received an ownership interest of 25% in Sturgeon Acquisitions LLC ("Sturgeon"). Sturgeon owns and operates sand mines that produce hydraulic fracturing grade sand.

4.	OTHER ASSETS
Other assets consist of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Plugging and abandonment escrow account on the WCBB properties (Note 8)	$3,097	$3,105
Certificates of Deposit securing letter of credit	275	275
Prepaid drilling costs	510	526
Loan commitment fees	14,990	9,341
Derivative receivable	4,493	4,493
Deposits	34	34
Other	31	77
	$23,430	$17,851

5.	LONG-TERM DEBT
Long-term debt consisted of the following items as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Revolving credit agreement (1)	$—	$—
Building loans (2)	1,868	1,995
7.75% senior unsecured notes due 2020 (3)	600,000	300,000
Unamortized original issue (discount) premium, net (4)	15,179	(2,808)
Less: current maturities of long term debt	(166)	(159)
Debt reflected as long term	$616,881	$299,028

The Company capitalized approximately $3.4 million and $9.6 million in interest expense to oil and natural gas properties during the three and nine months ended September 30, 2014, respectively. The Company capitalized approximately $3.5 million and $9.0 million in interest expense to oil and natural gas properties during the three and nine months ended September 30, 2013, respectively.
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

On April 23, 2014, the Company entered into a first amendment to the Amended and Restated Credit Agreement. The first amendment increased the letter of credit sublimit from $20.0 million to $70.0 million and provided for an increase in the borrowing base availability from $150.0 million to $275.0 million. The first amendment also made certain changes to the lenders and their respective lending commitments thereunder. As of September 30, 2014, the Company had no borrowings outstanding under the Amended and Restated Credit Agreement. At September 30, 2014, the total availability for future borrowings under the Amended and Restated Credit Agreement, after giving effect to an aggregate of $41.7 million of letters of credit, was $233.3 million.

In connection with the Company's fall redetermination under its revolving credit facility, the lead lender has proposed to increase the Company's borrowing base from $275.0 million to $450.0 million, subject to the approval of the additional banks within the syndicate.

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
The Company was in compliance with all covenants at September 30, 2014.

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
(3) On October 17, 2012, the Company issued $250.0 million in aggregate principal amount of senior unsecured notes due 2020 (the "October Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act (the "October Notes Offering") under an indenture among the Company, its subsidiary guarantors and Wells Fargo Bank, National Association, as the trustee (the "senior note indenture"). On December 21, 2012, the Company issued an additional $50.0 million in aggregate principal amount of senior unsecured notes due 2020 (the "December Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act ("the December Notes Offering"). The December Notes were issued as additional securities under the senior note indenture. The Company used a portion of the net proceeds from the October Notes Offering to repay all amounts outstanding at such time under its revolving credit facility. The Company used the remaining net proceeds of the October Notes Offering and the net proceeds of the December Notes Offering for general corporate purposes, which included funding a portion of its 2013 capital development plan. The October Notes and the December Notes were exchanged for substantially identical notes in the same aggregate principal amount that were registered under the Securities Act in October 2013 (the "Exchange Notes").
On August 18, 2014, the Company issued an additional $300.0 million in aggregate principal amount of senior unsecured notes due 2020 (the "August Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act ("the August Notes Offering"). The August Notes were issued as additional securities under the senior note indenture. The Company used a portion of the net proceeds from the August Notes Offering to repay all amounts outstanding at such time under its revolving credit facility. The Company intends to use the remaining net proceeds of the August Notes Offering for general corporate purposes, including funding a portion of its 2014 and 2015 capital development plans. The October Notes Offering, December Notes Offering and the August Notes Offering are collectively referred to as the "Notes Offerings" and the Exchange Notes, and the August Notes are collectively referred to as the "Notes".
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
(4) The October Notes were issued at a price of 98.534% resulting in a gross discount of $3.7 million and an effective rate of 8.000%. The December Notes were issued at a price of 101.000% resulting in a gross premium of $0.5 million and an effective rate of 7.531%. The August Notes were issued at a price of 106.000% resulting in a gross premium of $18.0 million and an effective rate of 6.561%. The premium and discount are being amortized using the effective interest method.

6.	STOCK-BASED COMPENSATION
During the three and nine months ended September 30, 2014, the Company’s stock-based compensation cost was $3.5 million and $11.2 million, respectively, of which the Company capitalized $1.4 million and $4.5 million, respectively, relating to its exploration and development efforts. During the three and nine months ended September 30, 2013, the Company's stock-based compensation cost was $1.6 million and $4.6 million, respectively, of which the Company capitalized $0.6 million and $1.8 million, respectively, relating to its exploration and development efforts.
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
No stock options were issued during the nine months ended September 30, 2014 and 2013.
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
A summary of the status of stock options and related activity for the nine months ended September 30, 2014 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Options outstanding at December 31, 2013	210,241	$3.50	1.07	$12,538
Granted	—	—
Exercised	(194,908)	3.36		12,420
Forfeited/expired	—	—
Options outstanding at September 30, 2014	15,333	$5.22	0.52	$739
Options exercisable at September 30, 2014	15,333	$5.22	0.52	$739
The following table summarizes information about the stock options outstanding at September 30, 2014:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (in years)	Number Exercisable
$3.36	10,333	0.31	10,333
$9.07	5,000	0.94	5,000
	15,333		15,333
The following table summarizes restricted stock activity for the nine months ended September 30, 2014:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2013	463,637	$44.80
Granted	226,909	66.53
Vested	(159,064)	42.73
Forfeited	(33,469)	63.20
Unvested shares as of September 30, 2014	498,013	$54.13
Unrecognized compensation expense as of September 30, 2014 related to outstanding stock options and restricted shares was $21.1 million. The expense is expected to be recognized over a weighted average period of 1.57 years.

7.	EARNINGS PER SHARE
Reconciliations of the components of basic and diluted net income per common share are presented in the tables below:

	Three months ended September 30,
	2014			2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net income	$6,920	85,506,095	$0.08	$40,527	77,554,386	$0.52
Effect of dilutive securities:
Stock options and awards	—	401,212		—	377,352
Diluted:
Net income	$6,920	85,907,307	$0.08	$40,527	77,931,738	$0.52

	Nine months ended September 30,
	2014			2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net income	$137,330	85,405,630	$1.61	$128,914	75,955,040	$1.70
Effect of dilutive securities
Stock options and awards	—	384,803		—	419,067
Diluted:
Net income	$137,330	85,790,433	$1.60	$128,914	76,374,107	$1.69

There were no potential shares of common stock that were considered anti-dilutive for the three and nine months ended September 30, 2014 and 2013.

8.	COMMITMENTS
Plugging and Abandonment Funds
In connection with the Company's acquisition in 1997 of the remaining 50% interest in its WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until the Company's abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company could access the trust for use in plugging and abandonment charges associated with the property, although it has not yet done so. As of September 30, 2014, the plugging and abandonment trust totaled approximately $3.1 million. At September 30, 2014, the Company had plugged 404 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.
Employment Agreements
Effective November 1, 2012, the Company entered into an employment agreement with Messrs. James Palm, Mike Liddell and Michael Moore, each with an initial three-year term expiring on November 1, 2015 subject to automatic one-year extensions unless terminated by either party to the agreement at least 90 days prior to the end of the then current term. These agreements provided for minimum salary and bonus levels, subject to review and potential increase by the Compensation Committee and/or the Board of Directors, as well as participation in the Company's incentive plans and other employee benefits.
Effective February 15, 2014, Gulfport's former Chief Executive Officer, James D. Palm, retired and his employment agreement with the company terminated. The Company entered into a separation agreement with Mr. Palm, under which agreement certain benefits are provided to, and obligations imposed on, Mr. Palm. As of September 30, 2014, the minimum commitment under Mr. Palm's separation agreement was approximately $0.6 million. Gulfport's former Chairman, Mr. Liddell, resigned effective June 2013 at which date his employment agreement with Gulfport terminated. At that same date, the Company entered into a consulting agreement with Mr. Liddell. The minimum commitment under Mr. Liddell's consulting agreement at September 30, 2014 was approximately $0.6 million. Subsequent to September 30, 2014, Mr. Liddell terminated his consulting agreement with the Company and will cease to provide consulting services as of January 1, 2015.
On April 22, 2014, the Board of Directors appointed Michael G. Moore as Chief Executive Officer of the Company. The Company and Mr. Moore entered into an amended and restated employment agreement. The agreement has a three-year term commencing effective April 22, 2014. This agreement provides, among other things, for a minimum salary level, subject to review and potential increase by the Compensation Committee and/or the Board of Directors, as well as participation in the Company's incentive plans and other employee benefits. The aggregate minimum commitment for future salary at September 30, 2014 under the April 22, 2014 amended and restated employment agreement was approximately $1.0 million.
Operating Leases
The Company leases office facilities under non-cancellable operating leases exceeding one year. Future minimum lease commitments under these leases at September 30, 2014 are as follows:

(In thousands)
Remaining 2014	$144
2015	535
2016	467
2017	438
2018	20
Total	$1,604

Litigation

Gulfport has previously provided disclosure regarding a lawsuit entitled Reeds et al. v. BP American Production Company et al., in the 38th Judicial District Court of Louisiana, Case No. 10-18714, filed against 15 oil and gas defendants on

July 30, 2010 by six individuals and one limited liability company in Cameron Parish Louisiana for surface contamination in areas where Gulfport and other defendants operated. On September 25, 2014, the Court entered an order approving the settlement agreement by and among Gulfport and the plaintiffs. Under the terms of the settlement agreement, Gulfport paid $16.0 million and has agreed to pay an additional $2.0 million on the first anniversary of such payment plus pay the cost of a plan of remediation to be approved by the appropriate governmental authority. The aggregate $18.0 million settlement is included in litigation settlement in the accompanying consolidated statements of operations.

Gulfport has previously disclosed that in November 2012, it and other entities involved in Gulfport's WCBB field operations received a government subpoena for the production of documents and other information related primarily to discharge of produced water identified by the U.S. Coast Guard in March 2012. Gulfport completed its response to that subpoena in January 2013 and has been working with the Department of Justice, Environmental Protection Agency and Louisiana Department of Environmental Quality to resolve the issue. Gulfport entered into an agreement to plead guilty to one count of a misdemeanor violation of the Clean Water Act for negligent discharge of pollutants and pay a fine of $1,125,000 and community service in the amount of $375,000. The plea agreement was approved by the United States District Court for the Western District of Louisiana on October 27, 2014 in case number 6:14-CR-00180-01. The Company has accrued $1.5 million related to the plea agreement as of September 30, 2014, which is included in litigation settlement in the accompanying consolidated statements of operations.

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
During 2013 and 2014, the Company entered into fixed price swap and swaption contracts for 2013 through 2016 with four financial institutions. The Company’s fixed price swap contracts are tied to the commodity prices on the International Petroleum Exchange (“IPE”) and NYMEX. The Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price as listed on the IPE for Brent Crude for oil and on the NYMEX Henry Hub for natural gas. At September 30, 2014, the Company had the following fixed price swaps in place:

	Daily Volume (Bbls/day)	Weighted Average Price
October 2014 - December 2014	2,000	$101.50

	Daily Volume (MMBtu/day)	Weighted Average Price
October 2014 - December 2014	155,000	$4.07
January 2015 - March 2015	175,000	$4.08
April 2015	185,000	$4.07
May 2015 - December 2015	195,000	$4.07
January 2016 - March 2016	135,000	$4.03
April 2016	125,000	$4.03
May 2016 - December 2016	30,000	$4.01

At September 30, 2014 the fair value of derivative assets and liabilities related to the fixed price swaps and swaptions was as follows:

(In thousands)
Short-term derivative instruments - asset	$5,753
Long-term derivative instruments - asset	$1,156
Short-term derivative instruments - liability	$3,891
Long-term derivative instruments - liability	$2,771

All fixed price swaps and swaptions have been executed in connection with the Company’s oil and natural gas price hedging program. For fixed price swaps qualifying as cash flow hedges pursuant to FASB ASC 815, the realized contract price is included in oil and gas sales in the period for which the underlying production was hedged.
For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The Company had no cash flow hedges in place for the nine months ending September 30, 2014, as all fixed price swaps and swaptions were deemed ineffective at their inception. Amounts reclassified out of accumulated other comprehensive income (loss) into earnings as a component of oil and condensate sales for the three and nine months ended September 30, 2014 and 2013 are presented below.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Reduction to oil and condensate sales	$—	$(1,617)	$—	$(4,818)
At September 30, 2014, no amounts related to fixed price swaps remain in accumulated other comprehensive income (loss).
Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. The Company recognized a gain of $29.5 million and $23.0 million related to hedge ineffectiveness for the three and nine months ended September 30, 2014, respectively, which is included in oil and condensate and gas sales in the consolidated statements of operations. The Company recognized a loss of $6.7 million and $1.3 million related to hedge ineffectiveness for the three and nine months ended September 30, 2013, respectively, which is included in oil and condensate sales in the consolidated statements of operations.

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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

The following tables summarize the Company’s financial and non-financial liabilities by FASB ASC 820 valuation level as of September 30, 2014:

	September 30, 2014
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Fixed price swaps	$—	$6,909	$—
Equity investment in Diamondback	70,443	—	—
Liabilities:
Fixed price swaps and swaptions	$—	$6,662	$—
The estimated fair value of the Company’s fixed price swap contracts and swaptions were based upon forward commodity prices based on quoted market prices, adjusted for differentials, and for the Company's swaptions, market implied volatilities of the underlying commodity were also evaluated. See Note 9 for further discussion of the Company's hedging activities. The estimated fair value of the Company's equity investment in Diamondback was based upon the public closing share price of Diamondback's common stock as of September 30, 2014.
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
The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 2 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the nine months ended September 30, 2014 were approximately $5.7 million.

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
At September 30, 2014, the carrying value of the outstanding debt represented by the Notes was $615.2 million, including the remaining unamortized discount of approximately $3.0 million related to the October Notes and the remaining unamortized premium of approximately $0.4 million related to the December Notes and $17.8 million related to the August Notes. Based on the quoted market price, the fair value of the Notes was determined to be approximately $627.0 million at September 30, 2014.
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

On October 17, 2012, December 21, 2012, and August 18, 2014, the Company issued an aggregate of $600.0 million principal amount of its 7.75% Senior Notes. The October Notes and the December Notes were exchanged for substantially identical notes in the same aggregate principal amount that were registered under the Securities Act. The Exchange Notes and the August Notes are collectively referred to as the "Notes". The Notes are guaranteed on a senior unsecured basis by all existing consolidated subsidiaries that guarantee the Company's secured revolving credit facility or certain other debt (the "Guarantors"). The Notes are not guaranteed by Grizzly Holdings, Inc., (the "Non-Guarantor"). The Guarantors are 100% owned by Gulfport (the "Parent"), and the guarantees are full, unconditional, joint and several. There are no significant restrictions on the ability of the Parent or the Guarantors to obtain funds from each other in the form of a dividend or loan.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	September 30, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$152,479	$404	$—	$—	$152,883
Accounts receivable - oil and gas	124,771	14,820	—	—	139,591
Accounts receivable - related parties	153	—	—	—	153
Accounts receivable - intercompany	36,679	27	—	(36,706)	—
Prepaid expenses and other current assets	3,578	—	—	—	3,578
Deferred tax asset	7,819	—	—	—	7,819
Short-term derivative instruments	5,753	—	—	—	5,753
Note receivable - related party	875	—	—	—	875
Total current assets	332,107	15,251	—	(36,706)	310,652
Property and equipment:
Oil and natural gas properties, full-cost accounting	3,572,134	14,479	—	(597)	3,586,016
Other property and equipment	16,850	30	—	—	16,880
Accumulated depletion, depreciation, amortization and impairment	(969,938)	(24)	—	—	(969,962)
Property and equipment, net	2,619,046	14,485	—	(597)	2,632,934
Other assets:
Equity investments and investments in subsidiaries	363,851	—	189,182	(179,818)	373,215
Derivative instruments	1,156	—	—	—	1,156
Other assets	23,430	—	—	—	23,430
Total other assets	388,437	—	189,182	(179,818)	397,801
Total assets	$3,339,590	$29,736	$189,182	$(217,121)	$3,341,387

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$356,285	$1,797	$—	$—	$358,082
Accounts payable - intercompany	—	36,600	106	(36,706)	—
Asset retirement obligation - current	75	—	—	—	75
Short-term derivative instruments	3,891	—	—	—	3,891
Current maturities of long-term debt	166	—	—	—	166
Total current liabilities	360,417	38,397	106	(36,706)	362,214
Long-term derivative instrument	2,771	—	—	—	2,771
Asset retirement obligation - long-term	16,318	—	—	—	16,318
Deferred tax liability	153,733	—	—	—	153,733
Long-term debt, net of current maturities	616,881	—	—	—	616,881
Total liabilities	1,150,120	38,397	106	(36,706)	1,151,917

Stockholders' equity:
Common stock	854	—	—	—	854
Paid-in capital	1,824,955	322	224,849	(225,171)	1,824,955
Accumulated other comprehensive income (loss)	(19,779)	—	(19,779)	19,779	(19,779)
Retained earnings (accumulated deficit)	383,440	(8,983)	(15,994)	24,977	383,440
Total stockholders' equity	2,189,470	(8,661)	189,076	(180,415)	2,189,470
Total liabilities and stockholders' equity	$3,339,590	$29,736	$189,182	$(217,121)	$3,341,387

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2013
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$451,431	$7,525	$—	$—	$458,956
Accounts receivable - oil and gas	58,662	162	—	—	58,824
Accounts receivable - related parties	2,617	—	—	—	2,617
Accounts receivable - intercompany	21,379	27	—	(21,406)	—
Prepaid expenses and other current assets	2,581	—	—	—	2,581
Deferred tax asset	6,927	—	—	—	6,927
Short-term derivative instruments	324	—	—	—	324
Note receivable - related party	875	—	—	—	875
Total current assets	544,796	7,714	—	(21,406)	531,104

Property and equipment:
Oil and natural gas properties, full-cost accounting,	2,470,411	7,340	—	(573)	2,477,178
Other property and equipment	11,102	29	—	—	11,131
Accumulated depletion, depreciation, amortization and impairment	(784,695)	(22)	—	—	(784,717)
Property and equipment, net	1,696,818	7,347	—	(573)	1,703,592
Other assets:
Equity investments and investments in subsidiaries	432,727	—	191,473	(184,132)	440,068
Derivative instruments	521	—	—	—	521
Other assets	17,851	—	—	—	17,851
Total other assets	451,099	—	191,473	(184,132)	458,440
Total assets	$2,692,713	$15,061	$191,473	$(206,111)	$2,693,136

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$190,284	$423	$—	$—	$190,707
Accounts payable - intercompany	—	21,296	110	(21,406)	—
Asset retirement obligation - current	795	—	—	—	795
Short-term derivative instruments	12,280	—	—	—	12,280
Current maturities of long-term debt	159	—	—	—	159
Total current liabilities	203,518	21,719	110	(21,406)	203,941

Long-term derivative instrument	11,366	—	—	—	11,366
Asset retirement obligation - long-term	14,288	—	—	—	14,288
Deferred tax liability	114,275	—	—	—	114,275
Long-term debt, net of current maturities	299,028	—	—	—	299,028
Total liabilities	642,475	21,719	110	(21,406)	642,898

Stockholders' equity:
Common stock	851	—	—	—	851
Paid-in capital	1,813,058	322	208,277	(208,599)	1,813,058
Accumulated other comprehensive income (loss)	(9,781)	—	(9,781)	9,781	(9,781)
Retained earnings (accumulated deficit)	246,110	(6,980)	(7,133)	14,113	246,110
Total stockholders' equity	2,050,238	(6,658)	191,363	(184,705)	2,050,238
Total liabilities and stockholders' equity	$2,692,713	$15,061	$191,473	$(206,111)	$2,693,136

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended September 30, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$170,284	$520	$—	$—	$170,804

Costs and expenses:
Lease operating expenses	11,628	255	—	—	11,883
Production taxes	5,154	59	—	—	5,213
Midstream processing and marketing	18,694	20	—	—	18,714
Depreciation, depletion, and amortization	72,408	1	—	—	72,409
General and administrative	8,909	29	1	—	8,939
Accretion expense	192	—	—	—	192
	116,985	364	1	—	117,350

INCOME (LOSS) FROM OPERATIONS	53,299	156	(1)	—	53,454

OTHER (INCOME) EXPENSE:
Interest expense	5,706	—	—	—	5,706
Interest income	(25)	—	—	—	(25)
Litigation settlement	1,500	—	—	—	1,500
Loss (income) from equity method investments and investments in subsidiaries	34,322	—	4,633	(4,478)	34,477
	41,503	—	4,633	(4,478)	41,658

INCOME (LOSS) BEFORE INCOME TAXES	11,796	156	(4,634)	4,478	11,796
INCOME TAX EXPENSE	4,876	—	—	—	4,876

NET INCOME (LOSS)	$6,920	$156	$(4,634)	$4,478	$6,920

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended September 30, 2013
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$68,855	$397	$—	$—	$69,252

Costs and expenses:
Lease operating expenses	7,137	160	—	—	7,297
Production taxes	7,050	21	—	—	7,071
Midstream processing and marketing	3,616	6	—	—	3,622
Depreciation, depletion, and amortization	30,691	—	—	—	30,691
General and administrative	5,229	31	(1)	—	5,259
Accretion expense	180	—	—	—	180
Loss on sale of assets	(5)	—	—	—	(5)
	53,898	218	(1)	—	54,115

INCOME FROM OPERATIONS	14,957	179	1	—	15,137

OTHER (INCOME) EXPENSE:
Interest expense	2,602	—	—	—	2,602
Interest income	(70)	—	—	—	(70)
(Income) loss from equity method investments and investments in subsidiaries	(51,502)	—	863	(683)	(51,322)
	(48,970)	—	863	(683)	(48,790)

INCOME (LOSS) BEFORE INCOME TAXES	63,927	179	(862)	683	63,927
INCOME TAX EXPENSE	23,400	—	—	—	23,400

NET INCOME (LOSS)	$40,527	$179	$(862)	$683	$40,527

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Nine months ended September 30, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$402,148	$1,421	$—	$—	$403,569

Costs and expenses:
Lease operating expenses	35,466	726	—	—	36,192
Production taxes	18,620	151	—	—	18,771
Midstream processing and marketing	37,209	54	—	—	37,263
Depreciation, depletion, and amortization	185,278	2	—	—	185,280
General and administrative	28,743	91	(2)	—	28,832
Accretion expense	569	—	—	—	569
Gain on sale of assets	(11)	—	—	—	(11)
	305,874	1,024	(2)	—	306,896

INCOME FROM OPERATIONS	96,274	397	2	—	96,673

OTHER (INCOME) EXPENSE:
Interest expense	11,993	—	—	—	11,993
Interest income	(167)	—	—	—	(167)
Litigation settlement	25,500	—	—	—	25,500
(Income) loss from equity method investments and investments in subsidiaries	(163,966)	—	8,862	(8,463)	(163,567)
	(126,640)	—	8,862	(8,463)	(126,241)

INCOME (LOSS) BEFORE INCOME TAXES	222,914	397	(8,860)	8,463	222,914
INCOME TAX EXPENSE	85,584	—	—	—	85,584

NET INCOME (LOSS)	$137,330	$397	$(8,860)	$8,463	$137,330

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Nine months ended September 30, 2013
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$193,550	$1,136	$—	$—	$194,686

Costs and expenses:
Lease operating expenses	17,849	498	—	—	18,347
Production taxes	20,317	64	—	—	20,381
Midstream processing and marketing	5,926	14	—	—	5,940
Depreciation, depletion, and amortization	81,813	1	—	—	81,814
General and administrative	14,466	103	2	—	14,571
Accretion expense	529	—	—	—	529
Loss on sale of assets	567	—	—	—	567
	141,467	680	2	—	142,149

INCOME (LOSS) FROM OPERATIONS	52,083	456	(2)	—	52,537

OTHER (INCOME) EXPENSE:
Interest expense	9,365	—	—	—	9,365
Interest income	(211)	—	—	—	(211)
(Income) loss from equity method investments and investments in subsidiaries	(163,094)	—	2,125	(1,671)	(162,640)
	(153,940)	—	2,125	(1,671)	(153,486)

INCOME (LOSS) BEFORE INCOME TAXES	206,023	456	(2,127)	1,671	206,023
INCOME TAX EXPENSE	77,109	—	—	—	77,109

NET INCOME (LOSS)	$128,914	$456	$(2,127)	$1,671	$128,914

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Three months ended September 30, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$6,920	$156	$(4,634)	$4,478	$6,920
Foreign currency translation adjustment	(9,536)	—	(9,536)	9,536	(9,536)
Other comprehensive income (loss)	(9,536)	—	(9,536)	9,536	(9,536)
Comprehensive income (loss)	$(2,616)	$156	$(14,170)	$14,014	$(2,616)

	Three months ended September 30, 2013
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$40,527	$179	$(862)	$683	$40,527
Foreign currency translation adjustment	3,894	—	3,894	(3,894)	3,894
Change in fair value of derivative instruments, net of taxes	630	—	—	—	630
Reclassification of settled contracts, net of taxes	1,617	—	—	—	1,617
Other comprehensive income (loss)	6,141	—	3,894	(3,894)	6,141
Comprehensive income (loss)	$46,668	$179	$3,032	$(3,211)	$46,668

	Nine months ended September 30, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$137,330	$397	$(8,860)	$8,463	$137,330
Foreign currency translation adjustment	(9,998)	—	(9,998)	9,998	(9,998)
Other comprehensive income (loss)	(9,998)	—	(9,998)	9,998	(9,998)
Comprehensive income (loss)	$127,332	$397	$(18,858)	$18,461	$127,332

	Nine months ended September 30, 2013
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$128,914	$456	$(2,127)	$1,671	$128,914
Foreign currency translation adjustment	(5,786)	—	(5,786)	5,786	(5,786)
Change in fair value of derivative instruments, net of taxes	(444)	—	—	—	(444)
Reclassification of settled contracts, net of taxes	4,818	—	—	—	4,818
Other comprehensive income (loss)	(1,412)	—	(5,786)	5,786	(1,412)
Comprehensive income (loss)	$127,502	$456	$(7,913)	$7,457	$127,502

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine months ended September 30, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$286,500	$(598)	$(3)	$—	$285,899

Net cash provided by (used in) investing activities	(897,527)	(6,523)	(16,569)	16,572	(904,047)

Net cash provided by (used in) financing activities	312,075	—	16,572	(16,572)	312,075

Net decrease in cash and cash equivalents	(298,952)	(7,121)	—	—	(306,073)

Cash and cash equivalents at beginning of period	451,431	7,525	—	—	458,956

Cash and cash equivalents at end of period	$152,479	$404	$—	$—	$152,883

	Nine months ended September 30, 2013
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$139,818	$1,213	$(1)	$—	$141,030

Net cash provided by (used in) investing activities	(569,291)	(1,539)	(25,087)	25,089	(570,828)

Net cash provided by (used in) financing activities	358,176	—	25,089	(25,089)	358,176

Net increase (decrease) in cash and cash equivalents	(71,297)	(326)	1	—	(71,622)

Cash and cash equivalents at beginning of period	165,293	1,795	—	—	167,088

Cash and cash equivalents at end of period	$93,996	$1,469	$1	$—	$95,466

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
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)." The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

14.    SUBSEQUENT EVENTS

In November 2014, the Company entered into fixed price swaps for 15,625 MMBtu of natural gas per day at a weighted average price of $3.96 per MMBtu for the period from January 2015 through March 2015. For the period from April 2015 through June 2015, the Company entered into fixed price swaps for 31,250 MMBtu of natural gas per day at a weighted average price of $3.96 per MMBtu. For the period from July 2015 through September 2015 the Company entered into fixed price swaps for 46,875 MMBtu of natural gas per day at a weighted average price of $3.96 per MMBtu. For the period from October 2015 through June 2017 the Company entered into fixed price swaps for 62,500 MMBtu of natural gas per day at a weighted average price of $3.96 per MMBtu. The Company’s fixed price swap contracts are tied to the commodity prices on NYMEX. The Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price listed on NYMEX for natural gas.

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
2014 Operational Highlights

•	Oil and natural gas revenues increased 148% to $170.4 million for the three months ended September 30, 2014 from $68.8 million for the three months ended September 30, 2013.

•	Production increased 226% to 3,894,511 barrels of oil equivalent ("BOE") for the three months ended September 30, 2014 from 1,193,808 BOE for the three months ended September 30, 2013.

•
During the three months ended September 30, 2014, we spud 44 gross (39 net) wells, participated in an additional 20 gross (2.6 net) wells that were drilled by other operators on our Utica Shale acreage and recompleted 29 gross and net wells. Of our 44 new wells spud at September 30, 2014, ten were completed as producing wells, four were non-productive, 24 were in various stages of completion and six were being drilled.

•
In March 2014, we acquired approximately 8,000 net acres in the Utica Shale of Eastern Ohio from Rhino Exploration LLC, or Rhino, as well as its interest in producing wells, for a total purchase price of $179.0 million ($177.4 million net of purchase price adjustments). We are the operator of substantially all of this acreage.

2014 Production and Drilling Activity
During the three months ended September 30, 2014, our total net production was 571,438 barrels of oil, 16,556,700 thousand cubic feet, or Mcf, of natural gas, and 23,672,150 gallons of natural gas liquids, or NGLs, for a total of 3,894,511 BOE as compared to 590,187 barrels of oil, 2,981,632 Mcf of natural gas and 4,480,667 gallons of NGLs, or 1,193,808 BOE, for the three months ended September 30, 2013. Our total net production averaged approximately 42,332 BOE per day during the three months ended September 30, 2014 as compared to 12,976 BOE per day during the same period in 2013. The 226% increase in production is largely the result of the development of our Utica Shale acreage.
Utica Shale. As of November 1, 2014, we had acquired leasehold interests in approximately 185,000 gross (184,000 net) acres in the Utica Shale in Eastern Ohio, including the approximately 8,000 net acres acquired from Rhino during the first quarter of 2014. From January 1, 2014 through November 1, 2014, we spud 72 gross (56.1 net) wells, of which 22 were producing, two were non-productive, 41 were in various stages of completion and seven were still being drilled at November 1, 2014. In addition, 20 gross (2.6 net) wells were drilled by other operators on our Utica Shale acreage during the three months ended September 30, 2014.
As of November 1, 2014, we had eight rigs under contract on our Utica Shale acreage. We currently intend to spud 85 to 95 gross (68 to 76 net) wells on our Utica Shale acreage in 2014.
Aggregate net production from our Utica Shale acreage during the three months ended September 30, 2014 was approximately 3,507,325 net BOE, or 38,123 BOE per day, 78% of which was from natural gas and 22% of which was from oil and natural gas liquids, or NGLs. During October 2014, our average daily net production from the Utica Shale was approximately 51,122 BOE, 79% of which was from natural gas and 21% of which was from oil and NGLs. The increase in October production was a result of our drilling activity on our Utica Shale acreage.
WCBB. From January 1, 2014 through November 1, 2014, we recompleted 77 wells and spud 24 wells. Of the 24 new wells spud at WCBB, 13 were completed as producing wells, five were non-productive, five were waiting on completion and one was being drilled at November 1, 2014. During 2014, we currently anticipate we will spud 24 wells at our WCBB field.
Aggregate net production from the WCBB field during the three months ended September 30, 2014 was approximately 251,102 BOE, or an average of 2,729 BOE per day, 100% of which was from oil. During October 2014, our average net daily production at WCBB was approximately 3,378 BOE, 100% of which was from oil. The increase in October production was a result of our drilling and recompletion activity in our WCBB field.
East Hackberry Field. From January 1, 2014 through November 1, 2014, we recompleted 51 wells and spud 14 wells. Of the 14 new wells drilled at East Hackberry, 12 were completed as producing wells, one was waiting on completion and one was being drilled at November 1, 2014. During 2014, we currently anticipate we will spud 14 wells.
Aggregate net production from the East Hackberry field during the three months ended September 30, 2014 was approximately 111,424 BOE, or an average of 1,211 BOE per day, 91% of which was from oil and 9% of which was from natural gas. During October 2014, our average net daily production at East Hackberry was approximately 1,123 BOE, 80% of which was from oil and 20% of which was from natural gas. The decrease in October production is primarily the result of natural production declines.
West Hackberry Field. From January 1, 2014 through November 1, 2014, we recompleted two wells and spud one new well.
Aggregate net production from the West Hackberry field was approximately 9,848 BOE, or an average of 107 BOE per day, 100% of which was from oil. During October 2014, our average net daily production at West Hackberry was approximately 157 BOE, 96% of which was from oil and 4% of which was from natural gas.
Niobrara Formation. Effective as of April 1, 2010, we acquired leasehold interests in the Niobrara Formation in Northwestern Colorado and, as of September 30, 2014, we held leases for approximately 5,900 net acres. From January 1, 2014 through November 1, 2014, there were no wells spud on our Niobrara Formation acreage. Aggregate net production from our

Niobrara Formation acreage during the three months ended September 30, 2014 was approximately 4,224 BOE, or an average of 46 BOE per day, 100% of which was from oil. During October 2014, our average net daily production from our Niobrara Formation acreage was approximately 62 BOE, 100% of which was from oil. During 2014, we currently do not anticipate drilling any wells in the Niobrara Formation.
Bakken. As of September 30, 2014, we held approximately 864 net acres in the Bakken Formation of Western North Dakota and Eastern Montana with interests in 18 wells and overriding royalty interests in certain existing and future wells. Aggregate net production from this acreage during the three months ended September 30, 2014 was approximately 10,398 BOE, or an average of 113 BOE per day, of which 90% was from oil, 8% was from natural gas and 2% was from NGLs. During October 2014, our average daily net production from our Bakken Formation acreage was approximately 106 BOE, of which 89% was from oil and 11% was from natural gas.
2014 Updates Regarding Our Equity Investments
Permian Basin. On October 11, 2012, we contributed to Diamondback, prior to the closing of the Diamondback IPO, all of our oil and natural gas interests in the Permian Basin. At the closing of this contribution, Diamondback issued to us (i) 7,914,036 shares of Diamondback common stock and (ii) a promissory note for $63.6 million, which was repaid to us at the closing of the Diamondback IPO on October 17, 2012. This aggregate consideration was subject to a post-closing cash adjustment based on changes in the working capital, long-term debt and certain other items of a Diamondback subsidiary as of the date of this contribution. In January 2013, we received an additional payment from Diamondback of $18.6 million as a result of this post-closing adjustment. In June and November of 2013, we sold 2,234,536 and 2,300,000 shares of our Diamondback common stock, respectively, and received aggregate net proceeds of approximately $192.7 million. In June and September of 2014, we sold 1,000,000 and 1,437,500 shares of our Diamondback common stock, respectively, and received aggregate net proceeds of approximately $197.6 million. As of September 30, 2014, we owned approximately 942,000 shares representing approximately 1.7% of Diamondback's outstanding common stock. Our investment in Diamondback is accounted for as an equity method investment.
Grizzly Oil Sands. We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc. As of September 30, 2014, Grizzly had over 800,000 net acres under lease in the Athabasca and Peace River oil sands regions of Alberta, Canada and had three oil sands projects in various stages of development. Initiation of steam injection at its first project, Algar Lake Phase 1, commenced in January 2014 and first bitumen production was achieved during the second quarter of 2014. Bitumen production during the third quarter of 2014 continued to progress and production at Algar Lake is anticipated to reach its 6,000 bbl/d peak production rate by mid-2015.  Substantially all of third quarter 2014 production was loaded on to rail at Grizzly’s Windell, Alberta rail terminal and shipped to U.S. Gulf Coast customers. In the first quarter of 2012, Grizzly acquired the May River property comprising approximately 47,000 acres. An initial 12,000 barrel per day development application was filed with the regulatory authorities in the fourth quarter of 2013, covering the eastern portion of the May River lease. The development application continues to move through the regulatory process and is on track for approval by mid-2015. In the first quarter of 2014, a 2D seismic program covering approximately 83 kilometers was completed to more fully define the resource over the remaining lease beyond the development application area. At the Thickwood thermal project, a development application for a 12,000 barrel per day oil sands project was filed in the fourth quarter of 2012. Since then, the Alberta Energy Regulator (“AER”) announced it is implementing a policy for future regulatory requirements for reservoir containment in shallow SAGD areas, which impacts the Thickwood application. Additional work to advance the Thickwood application will be required and is expected to be addressed once the May River development approval is received.
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
Other Investments. In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. In the first quarter of 2013, we participated in the formation of Stingray Energy Services LLC, or Stingray Energy, with an initial ownership interest of 50%. Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. In 2012, we participated in the formation of Stingray Pressure Pumping LLC, or Stingray Pressure, Stingray Cementing LLC, or Stingray Cementing, and Stingray Logistics LLC, or Stingray Logistics, with an initial ownership interest in each entity of 50%. These entities provide well completion and other well services. In 2012, we also participated in the formation of Blackhawk Midstream LLC, or Blackhawk, and Timber Wolf Terminals LLC, or Timber Wolf, with an initial ownership interest of 50% in each entity. Blackhawk coordinates gathering, compression, processing and marketing activities in connection with the development of our Utica Shale acreage and Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. Also in 2012, we acquired a 22.5% equity interest in Windsor Midstream LLC which owns a 28.4% equity interest in a gas processing plant in West Texas. In 2011 and 2012, we acquired an aggregate 40% equity interest in Bison Drilling and Field Services LLC, or Bison, which owns and operates drilling rigs and related equipment. Also in 2011, we acquired a 25% interest in Muskie Proppant LLC, or Muskie, which is engaged in the processing and sale of hydraulic fracturing grade sand. In 2014, we participated in the formation of Sturgeon Acquisitions LLC, or Sturgeon, with an initial ownership interest of 25%. Sturgeon owns and operates sand mines that produce hydraulic fracturing grade sand. We continue to evaluate the possibility of contributing our interests in Stingray Energy, Stingray Pressure Pumping, Bison, Muskie and possibly other entities to a newly formed limited partnership. The holders of the other interests in these entities would also contribute their interests in these and other entities to the limited partnership which would undertake an initial public offering. A registration statement on Form S-1, as amended, has been filed with the SEC in connection with the contemplated offering, and we may choose to pursue the initial public offering of some or all of these entities later this year or in 2015 subject to market conditions. See Note 3 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments.
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
Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled $1.5 billion at September 30, 2014 and $950.6 million at December 31, 2013. These costs are reviewed quarterly by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.
Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months of the applicable year beginning with 2009, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. For instance, as a result of the drop in commodity prices on December 31, 2008 and subsequent reduction in our proved reserves, we recognized a ceiling test impairment of $272.7 million for the year ended December 31, 2008. If prices of oil, natural gas and natural gas liquids decline, we may be required to further write down the value of our oil and gas properties, which could negatively affect our results of operations. No ceiling test impairment was required for the quarter ended September 30, 2014.

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
Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management's opinion, it is more likely than not that some portion will not be realized. At September 30, 2014, a valuation allowance of $2.6 million had been provided for state net operating loss and federal tax credit deferred tax assets based on the uncertainty these assets may be realized.
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
We review our investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, we recognize an impairment provision. There was no impairment of equity method investments at September 30, 2014 and December 31, 2013.
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
The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but re-designation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. We recognize any change in fair value resulting from ineffectiveness immediately in earnings. There were no hedges designated as cash flow hedges during the three months ended September 30, 2014 as all of our current hedges were deemed ineffective at inception.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2014 and 2013
We reported net income of $6.9 million for the three months ended September 30, 2014 as compared to $40.5 million for the three months ended September 30, 2013. This 83% decrease in period-to-period net income was due primarily to a $32.4 million loss recognized from our equity method investment in Diamondback as compared to a $52.9 million gain for the three months ended September 30, 2013, a 24% decrease in realized BOE prices to $43.75 from $57.65, a $4.6 million increase in lease operating expenses, a $15.1 million increase in midstream processing and marketing expenses and a $3.6 million increase in general and administrative expenses, partially offset by a 226% increase in net production to 3,894,511 BOE from 1,193,808 BOE and an $18.5 million decrease in income tax expense for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.
Oil and Gas Revenues. For the three months ended September 30, 2014, we reported oil and natural gas revenues of $170.4 million as compared to oil and natural gas revenues of $68.8 million during the same period in 2013. This $101.6 million, or 148%, increase in revenues was primarily attributable to a 226% increase in net production to 3,894,511 BOE from 1,193,808 BOE, partially offset by a 24% decrease in realized BOE prices to $43.75 from $57.65 due to a shift in our production mix toward natural gas and NGLs for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.
The following table summarizes our oil and natural gas production and related pricing for the three months ended September 30, 2014, as compared to such data for the three months ended September 30, 2013:

	Three months ended September 30,
	2014	2013
Oil production volumes (MBbls)	571	590
Gas production volumes (MMcf)	16,557	2,982
Natural gas liquids production volumes (MGal)	23,672	4,481
Oil equivalents (MBOE)	3,895	1,194
Average oil price (per Bbl)	$101.84	$89.75
Average gas price (per Mcf)	$5.14	$3.61
Average natural gas liquids (per Gal)	$1.14	$1.14
Oil equivalents (per BOE)	$43.75	$57.65

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $11.9 million for the three months ended September 30, 2014 from $7.3 million for the three months ended September 30, 2013. This increase was mainly the result of an increase in expenses related to contract pumpers, contract labor and field supervision, environmental services, location repairs, rentals and salt water disposal.
Production Taxes. Production taxes decreased $1.9 million to $5.2 million for the three months ended September 30, 2014 from $7.1 million for the three months ended September 30, 2013. This decrease was related to changes in our product mix and production location.
Midstream Processing and Marketing Expenses. Midstream processing and marketing expenses increased by $15.1 million to $18.7 million for the three months ended September 30, 2014 from $3.6 million for the same period in 2013. This increase was primarily attributable to midstream expenses related to our increased production volumes in the Utica Shale resulting from our 2013 and 2014 drilling activities.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $72.4 million for the three months ended September 30, 2014, and consisted of $72.0 million in depletion of oil and natural gas properties and $0.4 million in depreciation of other property and equipment, as compared to total DD&A expense of $30.7 million for the three months ended September 30, 2013. This increase was due to an increase in our full cost pool as a result of our capital activities as well as an increase in our production, partially offset by an increase in our total proved reserves volume used to calculate our total DD&A expense.
General and Administrative Expenses. Net general and administrative expenses increased to $8.9 million for the three months ended September 30, 2014 from $5.3 million for the three months ended September 30, 2013. This $3.6 million increase was due to an increase in salaries, stock compensation expenses and benefits resulting from an increased number of employees, increases in computer support, franchise taxes, travel expense and bank fees, partially offset by an increase in general and administrative costs related to exploration and development activity capitalized to the full cost pool.
Accretion Expense. Accretion expense remained relatively flat at $0.2 million for the three months ended September 30, 2014 and 2013.
Interest Expense. Interest expense increased to $5.7 million for the three months ended September 30, 2014 from $2.6 million for the three months ended September 30, 2013 due primarily to the issuance of $300.0 million in additional 7.75% Senior Notes due 2020 and increased borrowings under our revolving credit facility. On August 18, 2014, we issued $300.0 million aggregate principal amount of our 7.75% Senior Notes due 2020, a portion of the net proceeds from which was used to repay all outstanding borrowings under our revolving credit facility. Total weighted debt outstanding under our revolving credit facility was $36.8 million for the three months ended September 30, 2014 as compared to no borrowings outstanding under such facility for the same period in 2013. As of September 30, 2014 and 2013, we had no debt outstanding under our revolving credit facility. Additionally, we capitalized approximately $3.4 million and $3.5 million in interest expense to undeveloped oil and natural gas properties during the three months ended September 30, 2014 and September 30, 2013, respectively. This increase in capitalized interest in the 2014 period was the result of an increase in our undeveloped oil and natural gas properties.
Income Taxes. As of September 30, 2014, we had a state net operating loss carry forward of approximately $41.7 million, in addition to numerous temporary differences, which gave rise to a net deferred tax liability. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management's opinion, it is more likely than not that some portion will not be realized. At September 30, 2014, a valuation allowance of $2.6 million had been provided for state net operating loss and federal tax credit deferred tax assets based on the uncertainty these assets may be realized. We recognized an income tax expense of $4.9 million for the three months ended September 30, 2014.
Comparison of the Nine Months Ended September 30, 2014 and 2013
We reported net income of $137.3 million for the nine months ended September 30, 2014 as compared to $128.9 million for the nine months ended September 30, 2013. This 7% increase in period-to-period net income was due primarily to $84.8 million of income recognized from our equity method investment in Blackhawk, $89.3 million of income recognized from our equity method investment in Diamondback and a 239% increase in net production to 8,764,317 BOE from 2,584,651 BOE, partially offset by a 39% decrease in realized BOE prices to $45.95 from $75.02, a $17.8 million increase in lease operating expenses, a $31.4 million increase in midstream processing and marketing expenses, a $14.2 million increase in general and administrative expenses, an expense of $25.5 million for litigation settlements and an $8.5 million increase in income tax expense for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
Oil and Gas Revenues. For the nine months ended September 30, 2014, we reported oil and natural gas revenues of $402.7 million as compared to oil and natural gas revenues of $193.9 million during the same period in 2013. This $208.8 million, or 108%, increase in revenues was primarily attributable to a 239% increase in net production to 8,764,317 BOE from 2,584,651 BOE, partially offset by a 39% decrease in realized BOE prices to $45.95 from $75.02 due to a shift in our production mix toward natural gas and NGLs.
The following table summarizes our oil and natural gas production and related pricing for the nine months ended September 30, 2014, as compared to such data for the nine months ended September 30, 2013:

	Nine months ended September 30,
	2014	2013
Oil production volumes (MBbls)	2,008	1,642
Gas production volumes (MMcf)	33,191	4,716
Natural gas liquids production volumes (MGal)	51,446	6,565
Oil equivalents (MBOE)	8,764	2,585
Average oil price (per Bbl)	$99.45	$101.72
Average gas price (per Mcf)	$4.19	$4.03
Average natural gas liquids (per Gal)	$1.25	$1.19
Oil equivalents (per BOE)	$45.95	$75.02

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $36.2 million for the nine months ended September 30, 2014 from $18.3 million for the nine months ended September 30, 2013. This increase was mainly the result of an increase in expenses related to contract pumpers, contract labor and field supervision, compressor rental and repairs, insurance, environmental services, location repairs, rentals and salt water disposal.
Production Taxes. Production taxes decreased $1.6 million to $18.8 million for the nine months ended September 30, 2014 from $20.4 million for the same period in 2013. This decrease was primarily related to changes in our product mix and production location.
Midstream Processing and Marketing Expenses. Midstream processing and marketing expenses increased by $31.4 million to $37.3 million for the nine months ended September 30, 2014 from $5.9 million for the same period in 2013. This increase was primarily attributable to midstream expenses related to our increased production volumes in the Utica Shale resulting from our 2013 and 2014 drilling activities.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $185.3 million for the nine months ended September 30, 2014, and consisted of $184.3 million in depletion of oil and natural gas properties and $1.0 million in depreciation of other property and equipment, as compared to total DD&A expense of $81.8 million for the nine months ended September 30, 2013. This increase was due to an increase in our full cost pool as a result of our capital activities as well as an increase in our production, partially offset by an increase in our total proved reserves volume used to calculate our total DD&A expense.
General and Administrative Expenses. Net general and administrative expenses increased to $28.8 million for the nine months ended September 30, 2014 from $14.6 million for the nine months ended September 30, 2013. This $14.2 million increase was due to an increase in salaries, stock compensation expenses and benefits resulting from an increased number of employees, increases in corporate fees, computer support, travel expense, consulting fees, bank fees and franchise tax expense, partially offset by an increase in general and administrative costs related to exploration and development activity capitalized to the full cost pool.
Accretion Expense. Accretion expense increased slightly to $0.6 million for the nine months ended September 30, 2014 from $0.5 million for the same period in 2013.
Interest Expense. Interest expense increased to $12.0 million for the nine months ended September 30, 2014 from $9.4 million for the nine months ended September 30, 2013 due primarily to the issuance of $300.0 million in additional 7.75% Senior Notes due 2020 and increased borrowings under our revolving credit facility. On August 18, 2014, we issued $300.0 million aggregate principal amount of our 7.75% Senior Notes due 2020, a portion of the net proceeds from which was used to repay all outstanding borrowings under our revolving credit facility. Total weighted debt outstanding under our revolving credit facility was $17.2 million for the nine months ended September 30, 2014 as compared to no borrowings outstanding under such facility for the same period in 2013. As of September 30, 2014 and 2013, we had no debt outstanding under our revolving credit facility. Additionally, we capitalized approximately $9.6 million and $9.0 million in interest expense to undeveloped oil and natural gas properties during the nine months ended September 30, 2014 and September 30, 2013, respectively. This increase in capitalized interest during the 2014 period was the result of an increase in our undeveloped oil and natural gas properties.

Income Taxes. As of September 30, 2014, we had a state net operating loss carry forward of approximately $41.7 million, in addition to numerous temporary differences, which gave rise to a net deferred tax liability. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management's opinion, it is more likely than not that some portion will not be realized. At September 30, 2014, a valuation allowance of $2.6 million had been provided for state net operating loss and federal tax credit deferred tax assets based on the uncertainty these assets may be realized. We recognized income tax expense of $85.6 million for the nine months ended September 30, 2014.
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
On June 24, 2014, we sold 1,000,000 shares of our Diamondback common stock in an underwritten public offering. The shares were sold to the public at $90.04 per share and we received net proceeds of approximately $89.1 million from the sale of our shares of Diamondback common stock in this offering. In addition, on September 18, 2014 we sold 1,437,500 shares of our Diamondback common stock in an underwritten public offering. The shares were sold to the public at $75.44 per share and we received net proceeds of approximately $108.5 million from the sale of our shares of Diamondback common stock in this offering.
Net cash flow provided by operating activities was $285.9 million for the nine months ended September 30, 2014 as compared to net cash flow provided by operating activities of $141.0 million for the same period in 2013. This increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 239% increase in our net BOE production and proceeds of $84.8 million from the sale of Blackhawk's equity interest in Ohio Gathering Company, LLC and Ohio Condensate Company, LLC, partially offset by a 39% decrease in net realized BOE prices.
Net cash used in investing activities for the nine months ended September 30, 2014 was $904.0 million as compared to $570.8 million for the same period in 2013. During the nine months ended September 30, 2014, we spent $1.0 billion in additions to oil and natural gas properties, of which $297.6 million was spent on our 2014 drilling and recompletion programs, $304.5 million was spent on expenses attributable to the wells drilled and recompleted during 2013, $5.9 million was spent on compressors and other facility enhancements, $5.5 million was spent on plugging costs, $200.1 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale and $176.3 million was spent on the acquisition of producing properties and non-producing leasehold interests in the Rhino acquisition, with the remainder attributable mainly to capitalized general and administrative expenses. In addition, $16.6 million was invested in Grizzly and $45.2 million was invested in our other equity investments during the nine months ended September 30, 2014. We also received approximately $197.6 million from the sale of shares of our Diamondback common stock during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we used cash from operations and proceeds from our 2013 equity offerings for our investing activities.
Net cash provided by financing activities for the nine months ended September 30, 2014 was $312.1 million as compared to net cash provided by financing activities of $358.2 million for the same period in 2013. The 2014 amount provided by financing activities is primarily attributable to the issuance of $300.0 million of Senior Notes.
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
On April 23, 2014, we entered into a first amendment to the amended and restated credit agreement. The first amendment increased the letter of credit sublimit from $20.0 million to $70.0 million and provided for an increase in the borrowing base availability from $150.0 million to $275.0 million. The first amendment also made certain changes to the lenders and their respective lending commitments thereunder. As of September 30, 2014, we had no borrowings outstanding under our revolving credit facility.

In connection with our fall redetermination under our revolving credit facility, our lead lender has proposed to increase our borrowing base from $275.0 million to $450.0 million, subject to the approval of the additional banks within the syndicate.

As of September 30, 2014, total funds available under our amended and restated credit agreement, after giving effect to an aggregate of $41.7 million of letters of credit, was $233.3 million. This facility is secured by substantially all of our assets. Our wholly-owned subsidiaries guarantee our obligations under our revolving credit facility.
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
Our amended and restated credit agreement contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries' ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in our revolving credit facility. Our revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of funded debt to EBITDAX (net income, excluding any non-cash revenue or expense associated with swap contracts resulting from ASC 815, plus without duplication and to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) non-cash losses from minority investments, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings, and less non-cash income attributable to equity income from minority investments) for a twelve-month period may not be greater than 2.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with these financial covenants at September 30, 2014.
Senior Notes. On October 17, 2012, we issued $250.0 million in aggregate principal amount of our 7.75% Senior Notes due 2020, or the October Notes, to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act under an indenture among us, our subsidiary guarantors and Wells Fargo Bank, National Association, as the trustee. On December 21, 2012, we issued an additional $50.0 million in aggregate principal amount of our 7.75% Senior Notes due 2020, or the December Notes, to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The December Notes were issued as additional securities under the existing senior note indenture. On August 18, 2014, we issued an additional $300.0 million in aggregate principal amount of our 7.75% Senior Notes due 2020, or the August Notes, to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The August Notes were issued as additional securities under the existing senior note indenture.
In October 2013, as required by the terms of the senior note indenture, we exchanged the October Notes and the December Notes for $300.0 million aggregate principal amount of 7.75% Senior Notes due 2020 having substantially identical terms except that the exchange notes, or the Exchange Notes, were registered under the Securities Act of 1933, as amended. We did not receive any proceeds from the issuance of the exchange note. The Exchange Notes and the October Notes are treated as a single class of debt securities under the senior note indenture and are referred to collectively herein as the "Notes". We used a portion of the net proceeds from the October Notes Offering to repay all amounts outstanding at such time under our revolving credit facility. We used the remaining net proceeds of the October Notes Offering and the net proceeds of the December Notes Offering for general corporate purposes, which includes funding a portion of our 2013 capital development plan. We used a portion of the net proceeds from the August Notes Offering to repay all amounts outstanding at such time under our revolving credit facility. We intend to use the remaining net proceeds of the August Notes Offering for general corporate purposes, which includes funding a portion of our 2014 and 2015 capital development plans.
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
From January 1, 2014 through November 1, 2014, we spud 72 gross (56.1 net) wells in the Utica Shale. We currently expect our 2014 capital expenditures to be $634.0 million to $676.0 million to spud 85 to 95 gross (68 to 76 net) wells on our Utica Shale acreage. In addition, we currently expect to spend $375.0 million to $425.0 million in 2014 to acquire additional acreage in the Utica Shale.
From January 1, 2014 through November 1, 2014, we recompleted 77 existing wells and spud 24 new wells at our WCBB field. We currently intend to spud 24 new wells during 2014 at our WCBB field for aggregate estimated drilling and recompletion expenditures during 2014 of $42.0 million to $45.0 million.

In our Hackberry fields, from January 1, 2014 through November 1, 2014, we recompleted 53 existing wells and spud 15 new wells. We currently intend to spud 15 wells in our Hackberry fields in 2014. Total capital expenditures for our Hackberry fields during 2014 are estimated to be approximately $24.0 million to $26.0 million.
From January 1, 2014 through November 1, 2014, no new wells were spud on our Niobrara Formation acreage. We do not currently anticipate any capital expenditures in the Niobrara Formation in 2014.
As of September 30, 2014, our net investment in Grizzly was approximately $189.2 million. Our capital requirements in 2014 related to Grizzly's activities are currently estimated to be approximately $15.0 million to $20.0 million.
We had capital expenditures of $1.6 million during the nine months ended September 30, 2014 related to our interests in Thailand. We do not currently anticipate any additional capital expenditures in Thailand in 2014.
In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. In the first quarter of 2013, we participated in the formation of Stingray Energy with an initial ownership interest of 50%. Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. In 2012, we participated in the formation of Stingray Pressure, Stingray Cementing and Stingray Logistics, with an initial ownership interest in each entity of 50%. These entities provide well completion and other well services. In 2012, we also participated in the formation of Blackhawk and Timber Wolf, with an initial ownership interest of 50% in each entity. Blackhawk coordinates gathering, compression, processing and marketing activities in connection with the development of our Utica Shale acreage and Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. Also in 2012, we acquired a 22.5% equity interest in Midstream which owns a 28.4% equity interest in a gas processing plant in West Texas. In 2011 and 2012, we acquired an aggregate 40% equity interest in Bison, which owns and operates drilling rigs and related equipment. Also in 2011, we acquired a 25% interest in Muskie, which is engaged in the processing and sale of hydraulic fracturing grade sand. In 2014, we participated in the formation of Sturgeon Acquisitions LLC, or Sturgeon, with an initial ownership interest of 25%. Sturgeon owns and operates sand mines that produce hydraulic fracturing grade sand. See Note 3 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments. In the year ended December 31, 2013, we invested approximately $10.0 million in these entities. In the nine months ended September 30, 2014, we invested approximately $43.5 million in these entities, and we expect to invest approximately $44.0 million to $45.0 million in these entities in 2014. We continue to evaluate the possibility of contributing our interests in Stingray Energy, Stingray Pressure Pumping, Bison, Muskie and possibly other entities to a newly formed limited partnership. The holders of the other interests in these entities would also contribute their interests in these and other entities to the limited partnership which would undertake an initial public offering. A registration statement on Form S-1, as amended, has been filed with the SEC in connection with the contemplated offering, and we may choose to pursue the initial public offering of some or all of these entities later this year or in 2015 subject to market conditions. In January 2014, Blackhawk completed the sale of its equity interests in Ohio Gathering Company, LLC and Ohio Condensate Company, LLC for a purchase price of $190.0 million, of which we received $84.8 million in net proceeds.
Our total capital expenditures for 2014 are currently estimated to be in the range of $715.0 million to $767.0 million. In addition, we currently expect to spend $375.0 million to $425.0 million in 2014 to acquire additional Utica Shale acreage, which includes the $184.0 million acquisition of approximately 8,000 net acres from Rhino in March 2014. Our total capital expenditures for the nine months ended September 30, 2014 were approximately $496.2 million, excluding our Utica shale acreage acquisition. Approximately 88% of our 2014 estimated capital expenditures are currently expected to be spent in the Utica Shale. This range is up from the $513.5 million spent on 2013 activities, excluding Utica leasehold acquisitions, primarily due to the significant increase in our acreage position in the Utica Shale and our contemplated Utica development plans. We intend to continue to monitor pricing and cost developments and make adjustments to our future capital expenditure programs as warranted.
We are carefully evaluating the current commodity price environment as we plan our capital programs for 2015. Based on our significant production growth in 2014, completion backlog and individual well performance under our managed pressure program, we believe that our cash on hand, cash flow from operations, sales of our Diamondback common stock, and borrowings under our amended and restated credit agreement will be sufficient to meet our normal recurring operating needs and capital requirements for the next twelve months. However, in the event we elect to further expand or accelerate our drilling program or pursue additional acquisitions, or Grizzly's oil sands projects are accelerated, we may be required to obtain additional funds which we would seek to do through traditional borrowings, offerings of debt or equity securities or other means, including the sale of assets. We regularly evaluate new acquisition opportunities. Needed capital may not be available to us on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to delay or curtail implementation of our business plan or not be able to complete acquisitions that may be favorable to us.
Commodity Price Risk
The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past six years, the West Texas Intermediate posted price for crude oil has ranged from a low of $30.28 per barrel in December 2008 to a high of $145.31 per barrel in July 2008. The Henry Hub spot market price of natural gas has ranged from a low of $1.83 per million British thermal units, or MMBtu, in September 2009 to a high of $13.31 per MMBtu in July 2008. On November 1, 2014, the West Texas Intermediate posted price for crude oil was $80.54 per barrel and the Henry Hub spot market price of natural gas was $3.78 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations. To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we have entered into certain fixed price swaps and swaptions. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for information regarding our open fixed price swaps and swaptions at September 30, 2014.
Commitments
In connection with our acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller's (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until our abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we could access the trust for use in plugging and abandonment charges associated with the property, but have not yet done so. As of September 30, 2014, the plugging and abandonment trust totaled approximately $3.1 million. At September 30, 2014, we have plugged 404 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2014.
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
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)." The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past six years, the West Texas Intermediate posted price for crude oil has ranged from a low of $30.28 per barrel, or Bbl, in December 2008 to a high of $145.31 per Bbl in July 2008. The Henry Hub spot market price of natural gas has ranged from a low of $1.83 per MMBtu in September 2009 to a high of $13.31 per MMBtu in July 2008. On November 1, 2014, the West Texas Intermediate posted price for crude oil was $80.54 per barrel and the Henry Hub spot market price of natural gas was $3.78 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swaps and swaptions at September 30, 2014:

	Volume (barrels per day)	Weighted Average Price ($ per Bbl)

Fixed Price Swaps:
October 2014 - December 2014	2,000	$101.50

	Volume (MMBtu per day)	Weighted Average Price ($ per MMBtu)

Fixed Price Swaps and Swaptions:
October 2014 - December 2014	155,000	$4.07
January 2015 - March 2015	175,000	$4.08
April 2015	185,000	$4.07
May 2015 - December 2015	195,000	$4.07
January 2016 - March 2016	135,000	$4.03
April 2016	125,000	$4.03
May 2016 - December 2016	30,000	$4.01

Under our 2014 contracts, we have hedged approximately 59% to 67% of our estimated 2014 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These fixed price swaps are recorded at fair value pursuant to FASB ASC 815 and related pronouncements. At September 30, 2014, we had a net asset derivative position of $0.2 million as compared to a net liability derivative position of $4.0 million as of September 30, 2013, related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $39.9 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $39.9 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Our revolving amended and restated credit agreement is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. As of September 30, 2014, we had no variable interest rate borrowings outstanding; therefore, an increase in interest rates would not have impacted our interest expense. As of September 30, 2014, we did not have any interest rate swaps to hedge our interest risks.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures. Under the direction of our Chief Executive Officer and President and our Chief Financial Officer, we have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
As of September 30, 2014, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
We have previously provided disclosure regarding a lawsuit entitled Reeds et al. v. BP American Production Company et al., in the 38th Judicial District Court of Louisiana, Case No. 10-18714, filed against 15 oil and gas defendants on July 30, 2010 by six individuals and one limited liability company in Cameron Parish Louisiana for surface contamination in areas where we and other defendants operated. On September 25, 2014, the Court entered an order approving the settlement agreement by and among us and the plaintiffs. Under the terms of the settlement agreement, we paid $16.0 million and agreed to pay an additional $2.0 million on the first anniversary of such payment plus pay the cost of a plan of remediation to be approved by the appropriate governmental authority. The $18.0 million settlement is included in litigation settlement in the accompanying consolidated statements of operations.

We have previously disclosed that in November 2012, we and other entities involved in our WCBB field operations received a government subpoena for the production of documents and other information related primarily to discharge of produced water identified by the U.S. Coast Guard in March 2012. We completed our response to that subpoena in January 2013 and have been working with the Department of Justice, Environmental Protection Agency and Louisiana Department of Environmental Quality to resolve the issue. We entered into an agreement to plead guilty to one count of a misdemeanor violation of the Clean Water Act for negligent discharge of pollutants and pay a fine of $1,125,000 and community service in the amount of $375,000. The plea agreement was approved by the United States District Court for the Western District of Louisiana on October 27, 2014 in case number 6:14-CR-00180-01. We accrued $1.5 million related to the plea agreement as of September 30, 2014, which is included in litigation settlement in the accompanying consolidated statements of operations.
We have been named as a defendant in various other lawsuits related to our business. The resolution of these matters is not expected to have a material adverse effect on our financial condition or results of operations in future periods.

ITEM 1A.	RISK FACTORS
See risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not Applicable.

(c)	We do not have a share repurchase program, and during the three months ended September 30, 2014, we did not purchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

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

4.6
Registration Rights Agreement, dated as of August 18, 2104, among Gulfport Energy Corporation, subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.4 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on August 19, 2014).

4.7
First Supplemental Indenture, dated December 21, 2012, among Gulfport Energy Corporation, subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 26, 2012).

4.8
Second Supplemental Indenture, dated as of August 18, 2014, among Gulfport Energy Corporation, subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on August 19, 2014).

4.9
Registration Rights Agreement, dated as of December 21, 2012, among Gulfport Energy Corporation, subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 26, 2012).

4.10
Investor Rights Agreement, dated as of October 11, 2012, between Gulfport Energy Corporation and Diamondback Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 17, 2012).

10.1*#	Sand Supply Agreement, effective as of October 1, 2014, by and between Muskie Proppant LLC and Gulfport Energy Corporation.

10.2*#	Amended and Restated Master Services Agreement, effective as of October 1, 2014, by and between Gulfport Energy Corporation and Stingray Pressure Pumping LLC.

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

#	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 6, 2014

GULFPORT ENERGY CORPORATION

By:	/s/ MICHAEL G. MOORE
Michael G. Moore Chief Executive Officer and President