Form 10-K
period 2014-12-31
GULFPORT ENERGY CORP
filed 2015-02-27
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014 OR

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
Large Accelerated filer  ☒    Accelerated filer   ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 30, 2014, based on the closing price of the common stock on the NASDAQ Global Select Market on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter ($62.80 per share), was $5,369,083,865.
As of February 20, 2015, 85,684,604 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Gulfport Energy Corporation’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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
General
We are an independent oil and natural gas exploration and production company focused on the exploration, exploitation, acquisition and production of natural gas, natural gas liquids and crude oil in the United States. Our corporate strategy is to internally identify prospects, acquire lands encompassing those prospects and evaluate those prospects using subsurface geology and geophysical data and exploratory drilling. Using this strategy, we have developed an oil and natural gas portfolio of proved reserves, as well as development and exploratory drilling opportunities on high potential conventional and unconventional oil and natural gas prospects. Our principal properties are located in the Utica Shale primarily in Eastern Ohio and along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields. In addition, we have producing properties in the Niobrara Formation of Northwestern Colorado and the Bakken Formation. We also hold a significant acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, or Grizzly, and interests in entities that operate in Southeast Asia, including the Phu Horm gas field in Thailand. Until November 2014, we held an equity interest in Diamondback Energy, Inc., or Diamondback, a NASDAQ Global Select Market listed company to which we contributed our Permian Basin oil and natural gas interests in October 2012 immediately prior to Diamondback's initial public offering, or the Diamondback IPO. At December 31, 2014, we did not own any shares of Diamondback. We seek to achieve reserve growth and increase our cash flow through our annual drilling programs.

As of February 13, 2015, we held acquired leasehold interests in approximately 188,000 gross (184,000 net) acres in the Utica Shale primarily in Eastern Ohio, including approximately 8,200 net acres acquired from Rhino Exploration LLC in the first quarter of 2014. We spud our first well, the Wagner 1-28H, on our Utica Shale acreage in February 2012 and, as of December 31, 2014, had spud 151 gross wells, 101 of which were completed and were producing. In 2014, we spud 85 gross (67.2 net) wells, of which 36 were completed as producing wells, two were non-productive and, as of December 31, 2014, 41 were in various stages of completion and six were still being drilled. We commenced sales from 63 gross wells (47.4 net wells) in the Utica Shale during 2014. During 2015 (through February 13, 2015), we had spud five gross (four net) wells. As of February 13, 2015, three of these wells were in various stages of completion and two were still drilling. In addition, 110 gross (13.3 net) wells were drilled by other operators on our Utica Shale acreage during 2014.
We currently intend to drill 46 to 52 gross (28 to 32 net) horizontal wells, and commence sales from 49 to 53 gross (42 to 46 net) horizontal wells on our Utica Shale acreage in 2015 for an estimated aggregate cost of $400.0 million to $430.0 million. We currently anticipate 11 to 16 gross (four to six net) horizontal wells will be drilled, and sales commenced from 50 to 64 gross (seven to nine net) horizontal wells, by other operators on our Utica Shale acreage during 2015 for an estimated cost of $125.0 million to $140.0 million.
Aggregate net production from our Utica Shale acreage during the three months ended December 31, 2014 was approximately 32,513 net million cubic feet of natural gas equivalent, or MMcfe, or 353.4 MMcfe per day, of which 80% was from natural gas and 20% was from oil and natural gas liquids, or NGLs. During January 2015, our average daily net production from the Utica Shale was approximately 345.6 MMcfe, of which 79% was from natural gas and 21% was from oil and NGLs.
In 2014, at our WCBB field, we recompleted 91 wells and spud 29 wells. Of the 29 new wells spud at WCBB in 2014, 21 were completed as producing wells, five were non-productive and, at year end, three were waiting on completion. In the fourth quarter of 2014, production at WCBB was approximately 1,810 MMcfe, or an average of 19.7 MMcfe per day, 100% of which was from oil. During January 2015, our average net daily production at WCBB was approximately 19.0 MMcfe, 100% of which was from oil.
In 2014, at our East Hackberry field, we recompleted 68 wells and spud 15 wells. All of the 15 new wells spud at East Hackberry during 2014 were completed as producing wells. In the fourth quarter of 2014, net production at East Hackberry was approximately 640 MMcfe, or an average of 7.0 MMcfe per day, of which 82% was from oil and 18% was from natural gas. During January 2015, our average net daily production at East Hackberry was approximately 10.1 MMcfe, of which 91% was from oil and 9% was from natural gas.
In 2014, at our West Hackberry field, we recompleted two wells and spud one well which was productive. In the fourth quarter of 2014, net production at West Hackberry was approximately 66.3 MMcfe, or an average of 720.4 Mcfe per day, of which 91% was from oil and 9% was from natural gas. During January 2015, our average net daily production at West Hackberry was approximately 589.2 Mcfe, of which 97% was from oil and 3% was from natural gas.

We currently estimate our 2015 activities in our Southern Louisiana fields to be approximately $20.0 million to $25.0 million in aggregate for maintenance capital activities.
Effective as of April 1, 2010, we acquired our initial leasehold interests in the Niobrara Formation in Northwestern Colorado and, as of December 31, 2014, we held leases for approximately 5,900 net acres. During the year ended December 31, 2014, there were no wells spud on our Niobrara Formation acreage. In the fourth quarter of 2014, net production from our Niobrara Formation acreage was approximately 27.4 MMcfe, or an average of 297.3 Mcfe per day, 100% of which was from oil. During January 2015, our average net daily production from our Niobrara Formation acreage was approximately 326.3 Mcfe, 100% of which was from oil. During 2015, we currently do not anticipate drilling any wells in the Niobrara Formation.
As of December 31, 2014, we held approximately 864 net acres in the Bakken Formation of Western North Dakota and Eastern Montana with interests in 18 wells and overriding royalty interests in certain existing and future wells. In the fourth quarter of 2014, our net production from this acreage was approximately 74.4 MMcfe, or an average of 808.8 Mcfe per day, of which 93% was from oil and natural gas liquids and 7% was from natural gas. During January 2015, our average daily net production from our Bakken Formation acreage was approximately 609.0 Mcfe, of which 87% was from oil and 13% was from natural gas.
As of December 31, 2014, we had sold all of our shares of common stock of Diamondback, a NASDAQ Global Select Market listed company to which we contributed our Permian Basin oil and gas interests in October 2012 immediately prior to the Diamondback IPO. See Notes 4 and 5 to our consolidated financial statements included elsewhere in this report for additional information regarding our prior investment in Diamondback.
We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. As of December 31, 2014, Grizzly had approximately 830,000 net acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. Grizzly has three oil sands projects in various stages of development. Grizzly commenced commercial production from its Algar Lake Phase 1 steam-assisted gravity drainage, or SAGD, oil sand project during the second quarter of 2014 and has received regulatory approval for up to 11,300 barrels per day of bitumen production. Grizzly produced approximately 1,400 barrels of bitumen per day at its Algar Lake SAGD project during the fourth quarter of 2014. Grizzly has announced that it expects bitumen production to reach its 6,000 barrels per day peak production rate by the fourth quarter of 2015. In the first quarter of 2012, Grizzly acquired the May River property comprising approximately 47,000 acres. An initial 12,000 barrel per day development application was filed with the regulatory authorities in the fourth quarter of 2013, covering the eastern portion of the May River lease. The development application continues to move through the regulatory process and is expected to be approved by mid-2015. In the first quarter of 2014, a 2-D seismic program covering approximately 83 kilometers was completed to more fully define the resource over the remaining lease beyond the development application area. At the Thickwood thermal project, a development application for a 12,000 barrel per day oil sands project was filed in the fourth quarter of 2012. Since then, the Alberta Energy Regulator, or AER, announced it is implementing a policy for future regulatory requirements for reservoir containment in shallow SAGD areas, which impacts the Thickwood application. Additional work to advance the Thickwood application will be required and is expected to be addressed once the May River development approval is received. Grizzly has also developed delineation drilling, seismic and regulatory work plans at its Cadotte, Peace River property. Grizzly is pursuing a rail marketing strategy to ensure consistent and flexible access to premium markets for its production, including its Windell truck to rail terminal located near Conklin, Alberta, which commenced transloading blended bitumen production from Algar Lake on to rail cars for delivery to the US Gulf Coast markets in the second quarter of 2014.

We own a 23.5% ownership interest in Tatex Thailand II, LLC, or Tatex II. Tatex II, a privately held entity, holds an 8.5% interest in APICO, LLC, or APICO, an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 243,000 acres which includes the Phu Horm Field.
We also own a 17.9% ownership interest in Tatex Thailand III, LLC, or Tatex III. Tatex III owns a concession covering approximately 245,000 acres in Southeast Asia. In 2009, Tatex III completed a 3-D seismic survey on this concession. Between 2010 and 2013, three wells were drilled on Tatex III's concession. Each of the wells lacked sufficient permeability to produce in commercial quantities. Tatex III plans to allow the concession to expire in 2015.
In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. In 2013, we participated in the formation of Stingray Energy Services LLC, or Stingray Energy, with an initial ownership interest of 50%. Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. In 2012, we participated in the formation of Stingray Pressure Pumping LLC, or Stingray Pressure, Stingray Cementing LLC, or

Stingray Cementing, and Stingray Logistics LLC, or Stingray Logistics, with an initial ownership interest in each entity of 50%. These entities provide well completion and other well services. In 2012, we also participated in the formation of Blackhawk Midstream LLC, or Blackhawk, and Timber Wolf Terminals, LLC, or Timber Wolf, with an initial ownership interest of 50% in each entity. Blackhawk coordinates gathering, compression, processing and marketing activities in connection with the development of our Utica Shale acreage and Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. Also in 2012, we acquired a 22.5% equity interest in Windsor Midstream LLC, or Midstream, which owns a 28.4% equity interest in a gas processing plant in West Texas. In 2011 and 2012, we acquired an aggregate 40% equity interest in Bison Drilling and Field Services LLC, or Bison, which owns and operates drilling rigs and related equipment. Also in 2011, we acquired a 25% interest in Muskie Proppant LLC, or Muskie, which is engaged in the processing and sale of hydraulic fracturing grade sand. In 2014, we acquired a 25% equity interest in Sturgeon Acquisitions LLC, or Sturgeon. Sturgeon owns and operates sand mines that produce hydraulic fracturing grade sand. In the fourth quarter of 2014, we contributed our investments in Stingray Pressure, Stingray Logistics, Bison and Muskie to Mammoth Energy Partners LP, or Mammoth, in exchange for a 30.5% limited partner interest in this newly formed limited partnership. Mammoth has filed a registration statement on Form S-1 with the SEC in connection with a contemplated initial public offering, which it intends to pursue in 2015 subject to market conditions. See Note 5 to our consolidated financial statements included elsewhere in this report for additional information regarding these investments.

As of December 31, 2014, we had 933.6 Bcfe of proved reserves with a present value of estimated future net revenues, discounted at 10%, or PV-10, of approximately $1.8 billion and associated standardized measure of discounted future net cash flows of approximately $1.4 billion, excluding reserves attributable to our interests in Grizzly, Tatex II and Tatex III. See "Item 2. Properties-Proved Oil and Natural Gas Reserves” for our definition of PV-10, a non-GAAP financial measure, and a reconciliation of our standardized measure of discounted future net cash flows to PV-10.
Principal Oil and Natural Gas Properties
The following table presents certain information as of December 31, 2014 reflecting our net interest in our principal producing oil and natural gas properties in the Utica Shale primarily in Eastern Ohio, along the Louisiana Gulf Coast, in the Niobrara Formation in Northwestern Colorado and in the Bakken Formation in Western North Dakota and Eastern Montana.

								Proved Reserves
Field	NRI/WI (1)	Productive Wells (2)		Non-Productive Wells		Developed Acreage (3)		Gas	Oil	NGLs	Total
	Percentages	Gross	Net	Gross	Net	Gross	Net	MMcf	MBbls	MBbls	MMcfe
Utica Shale (4)	34.52/41.46	195	80.85	3	2.66	21,652	19,340	716,905	5,412	26,268	906,982
West Cote Blanche Bay Field (5)	80.108/100	123	123	185	185	5,668	5,668	1,318	2,968	—	19,127
E. Hackberry Field (6)	80.945/100	39	39	107	107	3,931	3,931	516	469	—	3,331
W. Hackberry Field	79.167/100	6	6	7	7	1,192	1,192	—	402	—	2,413
Niobrara Formation	39.83/47.85	6	3	—	—	3,502	1,751	135	124	—	878
Bakken Formation (4)	1.51/1.83	18	0.3	—	—	1,862	163	108	121	—	834
Overrides/Royalty Non-operated	Various	384	0.42	—	—	—	—	24	1	—	33

Total		771	252.57	302	301.66	37,807	32,045	719,006	9,497	26,268	933,598

(1)	Net Revenue Interest (NRI)/Working Interest (WI) for producing wells.

(2)	Includes one gross and net well at WCBB that is producing intermittently.

(3)	Developed acres are acres spaced or assigned to productive wells. Approximately 16% of our acreage is developed acreage and has been held by production.
(4) Includes NRI/WI from wells that have been drilled or in which we have elected to participate. Includes 94 gross (7.57 net) wells drilled by other operators on our acreage.

(5)
We have a 100% working interest (80.108% average NRI) from the surface to the base of the 13900 Sand which is located at 11,320 feet. Below the base of the 13900 Sand, we have a 40.40% non-operated working interest (29.95% NRI).

(6)	NRI shown is for producing wells.

Utica Shale (primarily in Eastern Ohio)
Location and Land
As of December 31, 2014, we held leasehold interests in approximately 185,000 gross (180,000 net) acres in the Utica Shale.
Area History
The Ohio Department of Natural Resources reported that in the Utica Shale in Ohio, as of February 7, 2015, there were 740 producing horizontal wells, 335 horizontal wells that had been drilled but were not yet completed or connected to a pipeline, 273 horizontal wells that were being drilled and an additional 451 horizontal wells that had been permitted.
Geology
The Utica Shale is located in the Appalachian Basin of the United States and Canada. The Utica Shale is a rock unit comprised of organic-rich calcareous black shale that was deposited about 440 million to 460 million years ago during the Late Ordovician period. It overlies the Trenton Limestone and is located a few thousand feet below the Marcellus Shale.
Recently, the application of horizontal drilling, combined with multi-staged hydraulic fracturing to create permeable flow paths from shale units into wellbores, has resulted in increased drilling activity and production in the Devonian-age Marcellus Shale and the Ordovician-age Utica Shale in the Appalachian Basin states of Pennsylvania, West Virginia, Southern New York and Eastern Ohio. This proven technology has potential for application in other shale units which extend across much of the Appalachian Basin region.
The Utica Shale is estimated to be thicker and more geographically extensive than the Marcellus Shale. The source rock portion of the Utica Shale underlies portions of Kentucky, Maryland, New York, Ohio, Pennsylvania, Tennessee, West Virginia and Virginia in the United States and is also present beneath parts of Lake Ontario, Lake Erie and Ontario, Canada. Throughout this area, the Utica Shale ranges in thickness from less than 100 feet to over 500 feet. There is a general thinning from east to west.
The Utica Shale is also significantly deeper than the Marcellus Shale. In some parts of Pennsylvania, the Utica Shale is estimated to be over two miles below sea level and up to 7,000 feet below the Marcellus Shale. However, the depth of the Utica Shale decreases to the west into Ohio and to the northwest under the Great Lakes and into Canada to less than 2,000 feet below sea level.
The Utica Shale is estimated to have higher carbonate and lower clay mineral content than the Marcellus Shale. The difference in mineralogy generally produces a different response to hydraulic fracturing treatments. Operators in the Utica play continue to refine completions techniques to optimize productivity.
Facilities
There are standard land oil and gas processing facilities in the Utica Shale. Our facilities located at well site pads include storage tank batteries, oil/gas/water separation equipment, vapor recovery units, line heaters, compression emission control devices and applicable metering.
Recent and Future Activities
We spud our first well, the Wagner 1-28H, on our Utica Shale acreage in February 2012 and, as of December 31, 2014, had spud 151 gross wells, 101 of which were completed and were producing. In 2014, we spud 85 gross (67.2 net) wells, of which 36 were completed and are productive, two were non-productive and, as of December 31, 2014, 41 were in various stages of completion and six were still being drilled. During 2015 (through February 13, 2015), we had spud five gross (four net) wells during 2015 of which three were in various stages of completion and two were still drilling. In addition, 110 gross (13.3 net) wells were drilled by other operators on our Utica Shale acreage during 2014.
We currently intend to drill 46 to 52 gross (28 to 32 net) horizontal wells, and commence sales from 49 to 53 gross (42 to 46 net) horizontal wells, on our Utica Shale acreage in 2015 and anticipate 11 to 16 gross (four to six net) horizontal wells will be drilled, and sales commenced from 50 to 64 gross (seven to nine net) horizontal wells, by other operators on our Utica Shale acreage during 2015. As of February 25, 2015, we had four operated horizontal rigs drilling in the play, but plan to release one of these rigs by the end of the first quarter of 2015.
Production Status

Aggregate net production from the Utica Shale during the three months ended December 31, 2014 was approximately 32,513 MMcfe, or 353.4 MMcfe per day, of which 80% was from natural gas and 20% was from oil and NGLs. During January 2015, our average daily net production from the Utica Shale was approximately 345.6 MMcfe, of which 79% was from natural gas and 21% was from oil and NGLs. The slight decrease in January 2015 production was the result of adverse winter weather conditions, partially offset by our 2014 drilling activities.

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
Area History and Production
Texaco, now Chevron Corporation, drilled the discovery well in this field in 1940 based on a seismic and gravitational anomaly. WCBB was subsequently developed on an even 160-acre pattern for much of the remainder of the decade. Developmental drilling continued and reached its peak in the 1970s when over 300 wells were drilled in the field. Of the 1,077 wells drilled as of December 31, 2014, 973 were completed as producing wells. From the date of our acquisition of WCBB in 1997 through December 31, 2014, we drilled 265 new wells, 233 of which were productive, for an 88% success rate. As of December 31, 2014, estimated field cumulative gross production was 196.8 MMBOE and 237.0 Bcf of gas. Of the 1,077 wells drilled in WCBB as of December 31, 2014, 122 were producing, 185 were shut-in, one was producing intermittently, one was waiting on completion and six were being used as salt water disposal wells. The other 762 wells have been plugged and abandoned.
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
There are over 100 distinct sandstone reservoirs recognized throughout most of the field, and nearly 200 major and minor discrete intervals have been tested. Within the 1,077 wells that had been drilled in the field as of December 31, 2014, over 4,000 potential zones have been penetrated. These sands are highly porous and permeable reservoirs primarily with a strong water drive.
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
Recent and Future Activity
In 2014, we recompleted 91 gross and net wells and spud 29 gross and net wells at WCBB. Of the 29 new wells spud at WCBB in 2014, 21 were completed as producers, five were non-productive and, at year end, three were waiting on completion. As of February 13, 2015, we had recompleted seven wells during 2015 in our WCBB field. Of the 29 wells drilled in 2014, 22 were considered deep wells. The 21 productive wells, with total depths ranging from 2,500 to 10,501 feet, have approximately 894 feet of aggregate apparent net pay.
Production Status
In the fourth quarter of 2014, our production at WCBB was approximately 1,810 net MMcfe, or an average of 19.7 MMcfe per day, 100% of which was from oil. During January 2015, our average net daily production at WCBB was approximately 19.0 MMcfe, 100% of which was from oil. The slight decrease in average net daily production in January 2015 was due to normal production declines.
East Hackberry Field
Location and Land
The East Hackberry field in Louisiana is located along the western shore and the land surrounding Lake Calcasieu, 15 miles inland from the Gulf of Mexico. We own a 100% working interest (approximately 80.945% average NRI) in certain producing oil and natural gas properties situated in the East Hackberry field. As of December 31, 2014, we held beneficial interests in approximately 4,512 acres, including the Erwin Heirs Block, which is located on land, and the adjacent State Lease 50 Block, which is located primarily in the shallow waters of Lake Calcasieu. We licensed approximately 54 square miles of 3-D seismic data covering a portion of the area and have received a processed version of the seismic data.
Area History and Production
The East Hackberry field was discovered in 1926 by Gulf Oil Company, now Chevron Corporation, by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 2014 was over 4,037 MBOE and 331.8 Bcf of casinghead gas production. A total of 269 wells have been drilled on our portion of the field. As of December 31, 2014, 39 wells had daily production, 107 were shut-in and three had been converted to salt water disposal wells. The remaining 120 wells had been plugged and abandoned.
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

Recent and Future Activity
During 2014 at East Hackberry, we recompleted 68 gross and net wells and drilled 15 gross and net land wells. All of the 15 wells drilled during 2014 were completed as producing wells. As of February 13, 2015, we had recompleted 11 wells during 2015 in our East Hackberry field.
Production Status
In the fourth quarter of 2014, our net production at East Hackberry was approximately 640 MMcfe, or an average of 7.0 MMcfe per day, 82% of which was from oil and 18% of which was from natural gas. During January 2015, our average net daily production at East Hackberry was approximately 10.1 MMcfe, of which 91% was from oil and 9% was from natural gas. The increase in production in 2015 is a result of our 2014 drilling and recompletion activities.
West Hackberry Field
Location and Land
The West Hackberry field is located on land and is five miles west of Lake Calcasieu in Cameron Parish, Louisiana, approximately 85 miles west of Lafayette and 15 miles inland from the Gulf of Mexico. We own a 100% working interest (approximately 79.167% NRI) in 1,192 acres within the West Hackberry field. Our leases at West Hackberry are located within two miles of one of the United States Department of Energy's Strategic Petroleum Reserves.
Area History
The first discovery well at West Hackberry was drilled in 1938 and the field was developed by Superior Oil Company, now ExxonMobil Corporation, between 1938 and 1988. The estimated cumulative oil and condensate production through 2014 was 426 MBOE and 140 Bcf of natural gas. As of December 31, 2014, 41 wells had been drilled on our portion of West Hackberry. As of December 31, 2014, six of such wells were producing, seven were shut-in and one had been converted to a saltwater disposal well. The remaining 27 wells have been plugged and abandoned.
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
Recent and Future Activity
During 2014 at West Hackberry, we recompleted two gross and net wells and drilled one gross and net well which was productive. As of February13, 2015, no new wells had been drilled in our West Hackberry field.
Production Status
In the fourth quarter of 2014, our net production at West Hackberry was approximately 66.3 MMcfe, or an average of 720.4 Mcfe per day, of which 91% was from oil and 9% was from natural gas. During January 2015, our average net daily production at West Hackberry was approximately 589.2 Mcfe, of which 97% was from oil and 3% was from natural gas.
Facilities
We own and operate a production facility at West Hackberry that includes a land based tank battery and salt water disposal system.

Niobrara Formation (Northwestern Colorado)
Location and Land
Effective as of April 1, 2010, we acquired leasehold interests in the Niobrara Formation in Northwestern Colorado and, as of December 31, 2014, we held leases for approximately 5,900 net acres. In 2014, no wells were spud on our Niobrara Formation acreage.
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
Geology
The Niobrara Formation oil play in Northwestern Colorado is located between the Piceance Basin to the south and the Sand Wash Basin to the north. Rocks mainly consist of interbedded organic-rich shales, calcareous shales and marlstones. It is the fractured marlstone intervals locally known as the Buck Peak, Tow Creek and Wolf Mountain benches that account for the majority of the area's production. These fractured carbonate reservoirs are associated with anticlinal, synclinal and monoclinal folds, and fault zones. This proven oil accumulation is considered to be continuous in nature and lightly explored. Source rocks are predominantly oil prone and thermally mature with respect to oil generation. The producing intervals are geologically equivalent to the Niobrara Formation reservoirs of the DJ and Powder River Basins, which are currently emerging as a major crude resource play.
Production Status
In the fourth quarter of 2014, our net production from our Niobrara Formation acreage was approximately 27.4 MMcfe, or an average of 297.3 Mcfe per day, 100% of which was from oil. During January 2015, our average daily net production from our Niobrara Formation acreage was approximately 326.3 Mcfe, 100% of which was from oil.
Facilities
There are typical land oil and gas processing facilities in the Niobrara Formation. Our facilities located at well locations include storage tank batteries, oil/gas/water separation equipment and pumping units.
Recent and Future Activity
We have completed a 60 square mile 3-D seismic survey over our Craig Dome prospect and have received a processed version of the seismic. We do not anticipate drilling any wells in the Niobrara Formation during 2015.
Bakken Formation
Location and Land
The Bakken Formation is located in the Williston Basin areas of Western North Dakota and Eastern Montana. As of December 31, 2014, we held approximately 864 net acres, interests in 18 wells and an overriding royalty interests in certain existing and future wells.

Production Status
In the fourth quarter of 2014, our net production from our Bakken Formation acreage was approximately 74.4 MMcfe, or an average of 808.8 Mcfe per day, of which 93% was from oil and NGLs and 7% was from natural gas. During January 2015, our average net daily production from this acreage was approximately 609.0 Mcfe, of which 87% was from oil and 13% was from natural gas.
Facilities
There are typical land, oil and gas processing facilities in the Williston Basin. The facilities located at well locations include storage tank batteries, oil/gas/water separation equipment and pumping units.
Recent and Future Activities
Two gross (.01 net) wells were drilled on our Bakken Formation acreage in 2014. As of February 13, 2015, no new wells had been drilled on our Bakken Formation acreage in 2015.
Additional Properties
Louisiana. In addition to our interests in the WCBB, East Hackberry and West Hackberry fields, we also own working interests and overriding royalty interest in various fields in Louisiana, Texas and Oklahoma as described in the following table as of December 31, 2014:

Field	State	Parish/County	Acreage Working Interest	Overriding Royalty Interests	Producing Wells	Non-Producing Wells
Deer Island	Louisiana	Terrebonne	3.125%	—	1	—
Napoleonville	Louisiana	Assumption	—	2.5%	3	—
Crest	Texas	Ochiltree	2%	—	1	—
Eagle City South	Oklahoma	Dewey	1.04%	—	1	—
Fay South	Oklahoma	Blaine	0.301%	—	1	—
Squaw Cheek	Oklahoma	Blaine	0.694%	—	1	—

Our Equity Investments
Grizzly Oil Sands. We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. As of December 31, 2014, Grizzly had approximately 830,000 net acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. Grizzly has three oil sands projects in various stages of development. Grizzly commenced commercial production from its Algar Lake Phase 1 steam-assisted gravity drainage, or SAGD, oil sand project during the second quarter of 2014 and has received regulatory approval for up to 11,300 barrels per day of bitumen production. Grizzly produced approximately 1,400 barrels of bitumen per day at its Algar Lake SAGD project during the fourth quarter of 2014. Grizzly has announced that it expects bitumen production to reach its 6,000 barrels per day peak production rate by the fourth quarter of 2015. In the first quarter of 2012, Grizzly acquired the May River property comprising approximately 47,000 acres. An initial 12,000 barrel per day development application was filed with the regulatory authorities in the fourth quarter of 2013, covering the eastern portion of the May River lease. The development application continues to move through the regulatory process and is expected to be approved by mid-2015. In the first quarter of 2014, a 2-D seismic program covering approximately 83 kilometers was completed to more fully define the resource over the remaining lease beyond the development application area. At the Thickwood thermal project, a development application for a 12,000 barrel per day oil sands project was filed in the fourth quarter of 2012. Since then, the Alberta Energy Regulator, or AER, announced it is implementing a policy for future regulatory requirements for reservoir containment in shallow SAGD areas, which impacts the Thickwood application. Additional work to advance the Thickwood application will be required and is expected to be addressed once the May River development approval is received. Grizzly has also developed delineation drilling, seismic and regulatory work plans at its Cadotte, Peace River property. Grizzly is pursuing a rail marketing strategy to ensure consistent and flexible access to premium markets for its production, including its Windell truck to rail terminal located near Conklin, Alberta, which commenced transloading blended bitumen production from Algar Lake on to rail cars for delivery to the US Gulf Coast markets in the second quarter of 2014.

Thailand. We own a 23.5% ownership interest in Tatex Thailand II, LLC, or Tatex II. Tatex II, a privately held entity, holds an 8.5% interest in APICO, an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 243,000 acres which includes the Phu Horm Field. Our investment is accounted for on the equity method. Tatex II accounts for its investment in APICO using the cost method. In December 2006, first gas sales were achieved at the Phu Horm field located in northeast Thailand. Phu Horm's initial gross production was approximately 60 million cubic feet per day. For 2014, net gas production was approximately 105 MMcf per day and condensate production was 415 barrels per day. Hess Corporation, or Hess, operates the field with a 35% interest. Other interest owners include APICO (35% interest), PTT Exploration and Production Public Company Limited (20% interest) and ExxonMobil (10% interest). Our gross working interest (through Tatex II as a member of APICO) in the Phu Horm field is 0.7%. Since our ownership in the Phu Horm field is indirect and Tatex II's investment in APICO is accounted for by the cost method, these reserves are not included in our year-end reserve information.
We own a 17.9% ownership interest in Tatex Thailand III, LLC, or Tatex III. Tatex III owns a concession covering approximately 245,000 acres in Southeast Asia. In 2009, Tatex III completed a 3-D seismic survey on this concession. Between 2010 and 2013, three wells were drilled on this concession. Each of the wells lacked sufficient permeability to produce in commercial quantities. Tatex III plans to allow the concession to expire in 2015.
Other Investments. In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. In 2013, we participated in the formation of Stingray Energy with an initial ownership interest of 50%. Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. In 2012, we participated in the formation of Stingray Pressure, Stingray Cementing, and Stingray Logistics, with an initial ownership interest in each entity of 50%. These entities provide well completion and other well services. In 2012, we also participated in the formation of Blackhawk and Timber Wolf, with an initial ownership interest of 50% in each entity. Blackhawk coordinates gathering, compression, processing and marketing activities in connection with the development of our Utica Shale acreage and Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. Also in 2012, we acquired a 22.5% equity interest in Midstream which owns a 28.4% equity interest in a gas processing plant in West Texas. In 2011 and 2012, we acquired an aggregate 40% equity interest in Bison, which owns and operates drilling rigs and related equipment. Also in 2011, we acquired a 25% interest in Muskie, which is engaged in the processing and sale of hydraulic fracturing grade sand. In 2014, we acquired a 25% equity interest in Sturgeon. Sturgeon owns and operates sand mines that produce hydraulic fracturing grade sand. In the fourth quarter of 2014, we contributed our investments in Stingray Pressure, Stingray Logistics, Bison and Muskie to Mammoth in exchange for a 30.5% limited partner interest in this newly formed limited partnership. Mammoth has filed a registration statement on Form S-1 with the SEC in connection with a contemplated initial public offering which it intends to pursue in 2015 subject to market conditions. See Note 5 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments.
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
Marketing and Customers
The availability of a ready market for any oil and/or natural gas we produce depends on numerous factors beyond the control of our management, including but not limited to the demand for oil and natural gas and the level of domestic production and imports of oil, the proximity and capacity of gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and natural gas production and federal regulation of gas sold in interstate commerce. The oil and natural gas we produce in Louisiana is sold to purchasers who service the areas where our wells are located. We sell the majority of our Southern Louisiana oil to Shell Trading Company, or Shell. Shell takes custody of the oil at the outlet from our oil storage barge. Our production from WCBB is being sold in accordance with the Shell posted price for West Texas/New Mexico Intermediate crude plus or minus Platt's trade month average P+ value, plus or minus the Platt's HLS/WTI differential less transportation charges. Shell is the purchaser of our Utica Shale oil and pays us WTI less a differential. MarkWest Utica currently markets our Utica Shale NGLs and remits to us a weighted average selling price less a marketing fee. We have NAESBs in place with various purchasers for our Utica Shale natural gas production. In 2014, our Utica Shale natural gas and natural gas liquids were sold under monthly, seasonal and long term contracts and, as needed, through daily trades. The majority of purchases are transacted at the tailgate of the plants with available pricing based on Platts Gas Daily - Appalachian - Dominion South Point (Dominion Eastern and Dominion Transmission) or Texas Eastern M2 Zone when sold in the Utica Basin.  To maintain flow assurance and price stability, and as discussed under "- Transportation and Takeaway Capacity," we have entered into agreements to transport a portion of our natural gas production out of the Utica Basin. These agreements have pricing based on the appropriate delivery point less transportation charges and fuel.
During the year ended December 31, 2014, we sold approximately 99% of our oil production to Shell, 100% of our natural gas liquids production to MarkWest Utica and 40%, 32% and 19% of our natural gas production to BP, DTE Energy Trading, Inc. and Hess, respectively. During the year ended December 31, 2013, we sold approximately 99% of our oil production to Shell, 100% of our natural gas liquids production to MarkWest Utica and 32%, 31% and 17% of our natural gas production to Sequent Energy Management, L.P., Hess and Interstate Gas Supply, Inc., respectively. During the year ended December 31, 2012, we sold approximately 92% and 8% of our oil production to Shell and Diamondback O&G LLC (a wholly-owned subsidiary of Diamondback formerly known as Windsor Permian LLC), or Diamondback O&G, respectively, 91% of our natural gas liquids production to Diamondback O&G and 41%, 18% and 16% of our natural gas production to Noble Americas Gas, Hess and Chevron, respectively.
As of December 31, 2014, we had approximately 218,000 MMBtu per day of firm sales contracted with third parties. Of these sales, 33,000 MMBtu per day, 5,000 MMBtu per day, 30,000 MMBtu per day, 50,000 MMBtu per day, 50,000 MMBtu per day and 50,000 MMBtu per day expire in 2015, 2016, 2017, 2018, 2019 and 2022, respectively.
Transportation and Takeaway Capacity
In Ohio, as of December 31, 2014, we had entered into firm transportation contracts for 2015, 2016 and 2017 for an aggregate of approximately 619,000 MMBtu per day, 719,000 MMBtu per day and 719,000 MMBtu per day, respectively, and currently have agreements in place to transport and/or sell approximately 787,000 MMBtu per day of our gross Utica Shale gas production by year-end 2015. We continuously monitor the need to secure additional firm transportation contracts for incremental volumes from our Utica Shale acreage but expect additional contracts to be limited in 2015. Our primary long-haul firm transportation commitments include the following:

•	194,000 MMBtu per day of firm capacity on ANR Pipeline Company facilities, which began in 2014 and allows us to reach the Michigan, Chicago and Wisconsin natural gas markets,

•	200,000 MMBtu per day of firm capacity on Tennessee Gas Pipeline facilities beginning in April 2015 allowing access to Gulf Coast delivery points,

•	175,000 MMBtu per day of firm capacity on Rockies Express Pipeline facilities expected to begin in mid-2015 allowing additional connectivity to Gulf Coast and Midwest markets,

•	50,000 MMBtu per day of firm capacity on Texas Gas Transmission facilities expected to begin in 2016 allowing additional access to Gulf Coast delivery points, and

•	100,000 MMBtu per day of firm capacity on Energy Transfer’s Rover Pipeline facilities beginning in late 2016/early 2017 allowing additional access to both Midwest and Gulf Coast delivery points.
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
We own interests in producing oil and natural gas properties located in the Utica Shale primarily in Eastern Ohio, along the Louisiana Gulf Coast and in the Niobrara Formation in Northwestern Colorado and the Bakken Formation in Western North Dakota and Eastern Montana. The states in which our fields are located regulate the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing fields and the spacing and operation of wells. In addition, regulations governing conservation matters aimed at preventing the waste of oil and natural gas resources could affect the rate of production and may include maximum daily production allowables for wells on a market demand or conservation basis.
Environmental Regulation
Our oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. Numerous governmental agencies, such as the U.S. Environmental Protection Agency, or the EPA, issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing earthen pits, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from our operations or relate to our owned or operated facilities. The strict and joint and several liability nature of such laws and regulations could impose liability upon us regardless of fault. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as the oil and natural gas industry in general. Our management believes that we are in substantial compliance with applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements. This trend, however, may not continue in the future.
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
Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act, or OPA, and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. These laws and regulations also prohibit certain activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. In addition, on October 20, 2011, the EPA announced a schedule to develop pre-treatment standards for wastewater discharges produced by natural gas extraction from shale formations. The EPA stated that it will gather data, consult with the stakeholders, including ongoing consultation with the industry, and solicit public comment on a proposed rule for shale gas in early 2015. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.
The OPA is the primary federal law for oil spill liability. The OPA contains numerous requirements relating to the prevention of and response to petroleum releases into waters of the United States, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must develop and maintain facility response contingency plans and maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. The OPA subjects owners of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of oil to surface waters.
Noncompliance with the Clean Water Act or the OPA may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations. We believe we are in material compliance with the requirements of each of these laws.
Air Emissions. The federal Clean Air Act, as amended, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, on August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new emission controls for oil and natural gas production and processing operations, which regulations are discussed in more detail below under the caption “-Regulation of Hydraulic Fracturing.” These laws and regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. We believe that we are in substantial compliance with all applicable air emissions regulations and that we hold all necessary and valid construction and operating permits for our operations. Obtaining or renewing permits has the potential to delay the development of oil and natural gas projects.
Climate Change. In December 2009, the EPA issued an Endangerment Finding that determined that emissions of carbon dioxide, methane and other greenhouse gasses, or GHGs, present an endangerment to public health and the environment because, according to the EPA, emissions of such gases contribute to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allowed the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act, including rules that regulate emissions of GHGs from certain large stationary sources of emissions such as power plants or industrial facilities. In response to its endangerment finding, the EPA adopted two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act. The motor vehicle rule, which became effective in January 2011, purports to limit emissions of GHGs from motor vehicles. The EPA adopted the stationary source rule (or the “tailoring rule”) in May 2010, and it also became effective in January 2011. The tailoring rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the Prevention of Significant Deterioration, or PSD, and Title V programs of the Clean Air Act. On June 23, 2014, in Utility Air Regulatory Group v. EPA, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD and Title V programs. On December 19, 2014, the EPA issued two memoranda providing initial guidance on GHG permitting requirements in response to the Court’s decision in Utility Air Regulatory Group v. EPA. In its preliminary guidance, the EPA indicated that it will undertake a rulemaking action no later than December 31, 2015 to rescind any PSD permits issued under the portions of the tailoring rule that were vacated by the Court. In the interim, the EPA issued a narrowly crafted “no action assurance” indicating it will exercise its enforcement discretion not to pursue enforcement of the terms and conditions relating to GHGs in an EPA-issued PSD permit, and for related terms and conditions in a Title V permit. In November 2010, the EPA expanded its existing GHG reporting rule to include onshore and offshore oil and natural gas production and onshore processing, transmission, storage and distribution facilities, which may include certain of our facilities, beginning in 2012 for emissions occurring in 2011.
The EPA has continued to adopt GHG regulations applicable to other industries, such as the September 2013 proposed GHG rule that, if finalized, would set New Source Performance Standards, which we refer to as the NSP standards, for new coal-fired and natural-gas fired power plants. As a result of this continued regulatory focus, future GHG regulations of the oil and gas industry remain a possibility. In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Although the U.S. Congress has not adopted such legislation at this time, it may do so in the future and many states continue to pursue regulations to reduce greenhouse gas emissions.
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
Endangered Species Act

Environmental laws such as the Endangered Species Act, as amended, or the ESA, may impact exploration, development and production activities on public or private lands. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the U.S., and prohibits taking of endangered species. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Federal agencies are required to insure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of our facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. The U.S. Fish and Wildlife Service may identify, however, previously unidentified endangered or threatened species or may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species, which could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

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

Regulation of Hydraulic Fracturing

Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. We use hydraulic fracturing extensively in the development of our Utica Shale acreage. The federal Safe Drinking Water Act, or SDWA, regulates the underground injection of substances through the Underground Injection Control, or UIC, program. Hydraulic fracturing is generally exempt from regulation under the UIC program, and the hydraulic fracturing process is typically regulated by state oil and gas commissions. The EPA, however, has in the past taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC program, specifically as “Class II” UIC wells. In addition, on May 9, 2014, the EPA issued an Advance Notice of Proposed Rulemaking seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. The public comment period ended on September 19, 2014. Also, the EPA is updating chloride water quality criteria for the protection of aquatic life under the Clean Water Act, which criteria are used by states for establishing acceptable discharge limits. The EPA is expected to release draft criteria in early 2016. Moreover, the EPA announced in 2011 that it was launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards in early 2015 that such wastewater must meet before being transported to a treatment plant. As part of these studies, the EPA has requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise.

Legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress.
On August 16, 2012, the EPA approved final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes NSP standards to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rule seeks to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. The EPA intends to issue revised rules that will likely be responsive to some of these requests. For example, on September 23, 2013, the EPA published an amendment extending compliance dates for certain storage vessels. Also, on December 19, 2014, the EPA released final updates and clarifications to the NSP standards. In addition, on January 14, 2015, the EPA announced a series of steps it plans to take to address methane and smog-forming VOC emissions from the oil and gas industry. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty. In addition, the U.S. Department of the Interior, or DOI, published a revised proposed rule on May 24, 2013, that would update existing regulation for hydraulic fracturing activities on federal lands, including requirements for disclosure, well bore integrity and handling of flowback water. The DOI announced its intent to finalize the rule in 2014, however, the final rule remains pending.
In addition, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. These ongoing or proposed studies, depending on their degree of pursuit and whether any meaningful results are obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory authorities. The EPA is currently evaluating the potential impacts of hydraulic fracturing on drinking water resources, with results of the study anticipated to be available in March 2015. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The U.S. Department of Energy has conducted an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic-fracturing completion methods. Additionally, certain members of Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, the Securities and Exchange Commission, or SEC, to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shale formations by means of hydraulic fracturing, and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates.
Some states and local jurisdictions in which we operate or hold oil and natural gas interests have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. For example, in June 2012, Ohio’s Governor signed legislation mandating chemical disclosure for hydraulic fracturing fluids, pre-drilling testing of water samples within 1,500 feet of a proposed horizontal well, and increased well operator liability insurance requirements. In addition, in April 2014, Ohio’s Department of Natural Resources announced new permit conditions for drilling near faults or areas of past seismic activity. The Texas Railroad Commission, or RRC, and Louisiana Department of Natural Resources adopted rules and regulations requiring that well operators disclose the list of chemical ingredients subject to the requirements of federal Occupational Safety and Health Act (OSHA) to state regulators and on a public internet website. Additionally, on October 28, 2014, the RRC adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. These searches are intended to determine the potential of earthquakes within a circular area of 100 square miles around a proposed new disposal well. The disposal well rule amendments, which became effective in Texas on November 17, 2014, also clarify the RRC’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. Also, in May 2013, the RRC adopted new rules, which became effective in January 2014, governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Effective August 27, 2011, Montana adopted hydraulic fracturing disclosure regulations under which well operators must provide information in drilling permit applications on the estimated volume and types of materials to be used in the proposed hydraulic fracturing activities. Upon completion of the well, well operators must provide the Montana Board of Oil and Gas Conservation with the volume and type of chemicals used, including the additive type, chemical ingredient names, and Chemical Abstracts Service, or CAS, number, subject to certain trade secret protections. On April 1, 2012, the North Dakota Industrial Commission enacted regulations requiring hydraulic fracturing well operators to disclose the hydraulic fluid composition, including the trade name, supplier, ingredients, CAS Number, and the maximum ingredient concentrations of all additives in the hydraulic fracturing fluid. Colorado enacted rules requiring similar disclosures on January 30, 2012. Also, in 2013 and 2014, Colorado approved regulations that require well operators to test groundwater quality before and after drilling and to install emission controls to capture 95 percent of VOC and methane emissions. In addition, on May 16, 2013, the DOI issued a revised proposed rule that seeks to require companies operating on federal and Indian lands to (i) publicly disclose the chemicals used in the hydraulic fracturing process; (ii) confirm its wells meet certain construction standards and (iii) establish site plans to manage flowback water.
There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal, state or local level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal, state or local laws governing hydraulic fracturing.
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
Drilling and Production. Our operations are subject to various types of regulation at the federal, state and local level. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. The states and some counties and municipalities in which we operate also regulate one or more of the following:

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
Under FERC’s current regulatory regime, transmission services must be provided on an open-access, non-discriminatory basis at cost-based rates or at market-based rates if the transportation market at issue is sufficiently competitive. Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states onshore and in state waters. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC as a natural gas company under the NGA. Although its policy is still in flux, FERC has in the past reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase our costs of transporting gas to point-of-sale locations.
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
State Regulation. The states in which we operate regulate the drilling for, and the production and gathering of, oil and natural gas, including through requirements relating to the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and natural gas resources. States may also regulate rates of production and may establish maximum daily production allowables from oil and natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but we cannot assure you that they will not do so in the future. The effect of these regulations may be to limit the amount of oil and natural gas that may be produced from our wells and to limit the number of wells or locations we can drill.
The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect on us.
Operational Hazards and Insurance
The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, blow outs, pipe failures and, in some cases, abnormally high pressure formations which could lead to environmental hazards such as oil spills, natural gas leaks and the discharge of toxic gases. If any of these should occur, we could incur legal defense costs and could be required to pay amounts due to injury, loss of life, damage or destruction to property, natural resources and equipment, pollution or environmental damage, regulatory investigation and penalties and suspension of operations.
In accordance with what we believe to be industry practice, we maintain insurance against some, but not all, of the operating risks to which our business is exposed. We insure some, but not all, of our properties for operational and hurricane related events. We currently have insurance policies that include coverage for general liability, physical damage to our oil and natural gas properties, operational control of certain wells, oil pollution, third party liability, workers compensation and employers' liability and other coverage. Our insurance coverage includes deductibles that must be met prior to recovery. Additionally, our insurance is subject to exclusion and limitations, and there is no assurance that such coverage will fully or adequately protect us against liability from all potential consequences, damages and losses. Any of these events could cause a significant disruption to our business. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.
Currently, we have general liability insurance coverage with an annual aggregate limit of up to $21.0 million which includes sudden and accidental pollution for the effects of onshore and offshore pollution on third parties arising from our operations as well as $10.0 million of gradual pollution insurance coverage. For our offshore WCBB properties, we also have a $38.0 million property physical damage policy which insures against most operational perils, such as explosions, fire, vandalism, theft, hail and windstorms, provided, however, that this policy is limited to $12.5 million for damages arising as a result of a named windstorm. In the event of a loss under this policy, we have up to $12.6 million of business interruption coverage available after a 90 day waiting period. All of our insurance coverage includes deductibles of up to $500,000 per occurrence ($1.25 million in the case of a named windstorm) that must be met prior to recovery. Additionally, our insurance is subject to customary exclusions and limitations. We reevaluate the purchase of insurance, policy terms and limits annually each May. Future insurance coverage for our industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that we believe are economically acceptable. No assurance can be given that we will be able to maintain insurance in the future at rates that we consider reasonable and we may elect to maintain minimal or no insurance coverage. We may not be able to secure additional insurance or bonding that might be required by new governmental regulations. This may cause us to restrict our operations, which might severely impact our financial position. The occurrence of a significant event, not fully insured against, could have a material adverse effect on our financial condition and results of operations.
We carry control of well insurance for all of our Utica Shale wells and several Southern Louisiana wells. We also require all of our third party vendors to sign master service agreements in which they agree to indemnify us for injuries and deaths of the service provider's employees as well as contractors and subcontractors hired by the service provider.
We have prepared and have in place spill prevention control and countermeasure plans for each of our principal facilities in response to federal and state requirements. The plans are reviewed annually and updated as necessary. As required by applicable regulations, our facilities are built with secondary containment systems to capture potential releases. We also own additional spill kits with oil booms and absorbent pads that are readily available, if needed. In addition, we have emergency response companies on retainer. These companies specialize in the clean up of hydrocarbons as a result of spills, blow-outs and natural disasters, and are on call to us 24 hours a day, seven days a week when their services are needed. We pay these companies a retainer plus additional amounts when they provide us with clean up services. Our aggregate payments for the retainer and clean up services during 2014 and 2013 were approximately $0.2 million and $0.7 million, respectively. While these companies have been able to meet our service needs when required from time to time in the past, it is possible that the ability of one or more of them to provide services to us in the future, if and when needed, could be hindered or delayed in the event of a widespread disaster. However, in light of the areas in which we operate and the nature of our production, we believe other companies would be available to us in the event our primary remediation companies are unable to perform. To supplement our planning and operation activities in Ohio, we also actively manage an incident response planning program and coordinate with applicable state agency personnel on spills and releases. We also participate in Ohio's Emergency Planning and Community Right to Know Act (EPCRA) program, which includes reporting of various materials used or stored on-site as well as notification to state and local emergency response centers, such as local fire departments, for emergency planning purposes.
Headquarters and Other Facilities
We own an approximately 28,500 square foot office building in Oklahoma City, Oklahoma that serves as our corporate headquarters. Additionally, we lease approximately 25,200 square feet of office space in other buildings in Oklahoma City. We also own an approximately 12,500 square foot building in Lafayette, Louisiana. This building contains approximately 6,200 square feet of finished office area and 6,300 square feet of clear span warehouse area. We also lease approximately 3,700 square feet in a building in Lafayette that we use as our Louisiana headquarters. We own an approximately 5,700 square foot office building in St. Clairsville, Ohio that serves as our Ohio headquarters. In addition, we lease approximately 4,275 square feet of office space in St. Clairsville, Ohio. Each of these properties is suitable and adequate for its use.

Employees
At December 31, 2014, we had 203 employees. An unrelated Louisiana well servicing company provides all necessary field personnel needed to operate the WCBB and the Hackberry fields.
Availability of Company Reports
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
Risks Related to our Business and Industry
Market conditions for oil and natural gas, and particularly the recent decline in prices for oil and natural gas, could adversely affect our revenue, cash flows, profitability, growth, production and the present value of our estimated reserves
Our revenues, cash flows, profitability, future rate of growth, production and the carrying value of our oil and natural gas properties depend significantly upon the prevailing prices for oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, including:

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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During the past six years, the posted price for West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate or WTI, has ranged from a low of $34.03 per barrel, or Bbl, in February 2009 to a high of $113.39 per Bbl in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.82 per MMBtu in April 2012 to a high of $7.51 per MMBtu in January 2010. During 2014, WTI prices ranged from $52.87 to $100.54 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.89 to $4.91 per MMBtu. On January 20, 2015, the WTI posted price for crude oil was $46.47 per Bbl and the Henry Hub spot market price of natural gas was $2.82 per MMBtu, representing decreases of 54% and 43%, respectively, from the high of $100.54 per Bbl of oil and $4.91 per MMBtu for natural gas during 2014. If the prices of oil and natural gas continue at current levels or decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.
Concerns over general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.
Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, the European debt crisis and the United States financial market have contributed to increased economic uncertainty and diminished expectations for the global economy. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. These factors, combined with volatility in commodity prices, business and consumer confidence and unemployment rates, have precipitated an economic slowdown. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which we can sell our production, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.
Our development and exploration operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a loss of properties and a decline in our oil and natural gas reserves.
Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, or both. To increase reserves and production, we undertake development, exploration and other replacement activities or use third parties to accomplish these activities. We have made and expect to make in the future substantial capital expenditures in our business and operations for the development, production, exploration and acquisition of oil and natural gas reserves. For example, we currently estimate our exploration and production capital expenditures for 2015 to be in the range of $545.0 million to $595.0 million and an additional $85.0 million to $95.0 million for acreage acquisitions in the Utica Shale.
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
We cannot assure you that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Further, our actual capital expenditures in 2015 could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we could be required to seek additional sources of capital, which may include traditional reserve base borrowings, debt financing, joint venture partnerships, production payment financings, sales of assets, offerings of debt or equity securities or other means. We cannot assure you that we will be able to obtain debt or equity financing on terms favorable to us, or at all.
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
We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. As of December 31, 2014, Grizzly had approximately 830,000 net acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. Our total net investment in Grizzly was approximately $180.2 million as of December 31, 2014. Grizzly has three oil sands projects in various stages of development. Grizzly commenced commercial production from its Algar Lake Phase 1 steam-assisted gravity drainage, or SAGD, oil sand project during the second quarter of 2014 and has received regulatory approval for up to 11,300 barrels per day of bitumen production. Grizzly produced approximately 1,400 barrels of bitumen per day at its Algar Lake SAGD project during the fourth quarter of 2014. Grizzly has announced that it expects bitumen production to reach its 6,000 barrels per day peak production rate by the fourth quarter of 2015. In the first quarter of 2012, Grizzly acquired the May River property comprising approximately 47,000 acres. An initial 12,000 barrel per day development application was filed with the regulatory authorities in the fourth quarter of 2013, covering the eastern portion of the May River lease. The development application continues to move through the regulatory process and is expected to be approved by mid-2015. In the first quarter of 2014, a 2-D seismic program covering approximately 83 kilometers was completed to more fully define the resource over the remaining lease beyond the development application area. At the Thickwood thermal project, a development application for a 12,000 barrel per day oil sands project was filed in the fourth quarter of 2012. Since then, the Alberta Energy Regulator, or AER, announced it is implementing a policy for future regulatory requirements for reservoir containment in shallow SAGD areas, which impacts the Thickwood application. Additional work to advance the Thickwood application will be required and is expected to be addressed once the May River development approval is received. Grizzly has also developed delineation drilling, seismic and regulatory work plans at its Cadotte, Peace River property. Grizzly is pursuing a rail marketing strategy to ensure consistent and flexible access to premium markets for its production, including its Windell truck to rail terminal located near Conklin, Alberta, which commenced transloading blended bitumen production from Algar Lake on to rail cars for delivery to the US Gulf Coast markets in the second quarter of 2014. These are complex projects and additional financing may be required. There can be no assurance that such financing, if required, could be obtained on commercially reasonable terms or at all, or that if one or more of these projects are completed that they will be successful or that we realize a return on our investment.

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
Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services, particularly the loss of Michael G. Moore, our Chief Executive Officer and President, Aaron Gydosik, our Chief Financial Officer, and our geophysicists or our lead operations personnel, could disrupt our operations resulting in a loss of revenues. Our executives are not restricted from competing with us if they cease to be employed by us, except under certain limited circumstances prohibiting competition while making use of our trade secrets. We are party to an employment agreement with each of these executive officers. As a practical matter, however, employment agreements may not assure the retention of our employees. Further, we do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.
Estimates of oil and natural gas reserves are uncertain and may vary substantially from actual production.
There are numerous uncertainties associated with estimating quantities of proved reserves and in projecting future rates of production and timing of expenditures. The reserve information herein represents estimates prepared by (i) Ryder Scott with respect to our Utica Shale acreage at December 31, 2014, 2013 and 2012, (ii) Netherland, Sewell & Associates, Inc., or NSAI, with respect to our WCBB, Hackberry and Niobrara fields at each of December 31, 2014, 2013 and 2012 and (iii) our personnel with respect to our overriding royalty and non-operated interests at December 31, 2014, 2013 and 2012. Petroleum engineering is not an exact science. Information relating to our proved oil and natural gas reserves is based upon engineering estimates. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, future site restoration and abandonment costs, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, capital expenditures and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.
Estimates of reserves as of year-end 2014, 2013 and 2012 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2014, 2013 and 2012, respectively, in accordance with the revised guidelines of the SEC applicable to reserves estimates for such years. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties.
The present value of future net revenues from our proved reserves is not necessarily the same as the current market value of our estimated oil and natural gas reserves. We base the estimated discounted future net revenue from our proved reserves for 2014, 2013 and 2012 on an average price equal to the unweighted arithmetic average of prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2014, 2013 and 2012, respectively, in accordance with the revised guidelines of the SEC applicable to reserves estimates for such years. However, actual future net revenues from our oil and natural gas properties also will be affected by factors such as:

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
Approximately 51.4% of our total estimated proved reserves at December 31, 2014, were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.
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
The marketability of our oil and natural gas production depends in part upon the availability, proximity and capacity of natural gas lines and transportation barges owned by third parties. In general, we do not control these transportation facilities and our access to them may be limited or denied. A significant disruption in the availability of these transportation facilities or our compression and other production facilities could adversely impact our ability to deliver to market or produce our oil and natural gas and thereby cause a significant interruption in our operations. We are at particular risk with respect to oil and natural gas produced at our WCBB field and from our Utica Shale acreage. In October 2006, for example, a natural gas line in our WCBB field operated by our natural gas purchaser was ruptured by a third party contractor, requiring the field to be shut in for approximately seven weeks until the line could be repaired. Further, we are dependent on our oil purchaser to provide the barges necessary to transport our oil production from the WCBB field. With respect to our Utica Shale acreage where we are focusing a significant portion of our exploration and development activity, historically there has been no or only limited infrastructure in this area and the commencement of production from our initial and subsequent wells on our Utica Shale acreage has been delayed due to challenges in obtaining rights-of-way and acquiring necessary state and federal permitting and the completion of facilities by our midstream service provider. If we are unable, for any sustained period, to have access to acceptable delivery or transportation arrangements or encounter compression or other production related difficulties, we will be required to shut in or curtail production from the impacted field(s). Any such shut in or curtailment, or an inability to obtain favorable terms for delivery of the oil and natural gas produced from our fields, would adversely affect our financial condition and results of operations.
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
We have identified over 1,000 drilling locations on our Louisiana, Ohio and Western Colorado properties assuming full development of all of our acreage. These drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, oil and natural gas prices, inclement weather, costs, drilling results and regulatory changes. Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.
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
We spud our first well, the Wagner 1-28H, on our Utica Shale acreage in February 2012 and, as of December 31, 2014, had spud 151 wells, 101 of which were completed and are producing. In 2014, we spud 85 gross (67.2 net) wells, of which 36 were completed as producing wells, two were non-productive and, as of December 31, 2014, 41 were in various stages of completion and six were still being drilled. As of February 13, 2015, we had spud five gross (four net) wells during 2015. As of February 13, 2015, three of these wells were in various stages of completion and two were still being drilled. In addition, 110 gross (13.3 net) wells were drilled by other operators on our Utica Shale acreage during 2014. We currently intend to drill 46 to 52 gross (28 to 32 net) wells on our Utica Shale acreage in 2015 and anticipate an additional 11 to 16 gross (four to six net) wells will be drilled by other operators on our Utica Shale acreage in 2015. While our costs to acquire undeveloped acreage in this emerging play have generally been less than those of later entrants into a developing play, our drilling results in this area are more uncertain than drilling results in areas that are developed and producing. Since the Utica Shale has limited production history and since we have limited experience drilling in this play, it is difficult to predict our future drilling results. Our cost of drilling, completing and operating wells in this area may be higher than initially expected, and the value of our undeveloped acreage in the Utica Shale may decline if drilling results are unsuccessful. We cannot assure you that unproved property acquired, or undeveloped acreage leased, by us in the Utica Shale or other emerging plays will be profitably developed, that wells drilled by us in prospects that we pursue will be productive or that we will recover all or any portion of our investment in such unproved property or wells.
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
Unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. While none of our Utica Shale acreage leases are scheduled to expire until 2015, at that time 25% of our total Utica Shale undeveloped acreage as of December 31, 2014 will be subject to expiration, with 29% of such acreage expiring in 2016, 5% in 2017, 13% in 2018 and 10% thereafter, although our Utica Shale leases generally grant us the right to extend these leases for an additional five-year period. As of December 31, 2014, leases representing 14%, 31%, 6%, 7% and 24%, respectively, of our total Niobrara Formation undeveloped acreage are scheduled to expire in 2015, 2016, 2017, 2018 and thereafter. The cost to renew expiring leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. As such, our actual drilling activities may differ materially from our current expectations, which could adversely affect our business.
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
Our operations are subject to various governmental laws and regulations which require compliance that can be burdensome and expensive and could expose us to significant liabilities.
Our oil and natural gas operations are subject to various federal, state and local governmental regulations that may be changed from time to time in response to economic and political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation, remediation, emission and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, permit revocations, requirements for additional pollution controls and injunctions limiting or prohibiting some or all of our operations. Moreover, these laws and regulations have continually imposed increasingly strict requirements for water and air pollution control and solid waste management. Significant expenditures may be required to comply with governmental laws and regulations applicable to us. We believe the trend of more expansive and stricter environmental legislation and regulations will continue. See Item 1. “Business-Regulation-Environmental Matters and Regulation” and Item 1. “Business-Regulation-Other Regulation of the Oil and Natural Gas Industry” for a description of the laws and regulations that affect us.
Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The federal Safe Drinking Water Act, or SDWA, regulates the underground injection of substances through the Underground Injection Control, or UIC, program. Hydraulic fracturing is generally exempt from regulation under the UIC program, and the hydraulic fracturing process is typically regulated by state oil and natural gas commissions. The Environmental Protection Agency, or EPA, however, has in the past taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC program, specifically as “Class II” UIC wells. In addition, on May 9, 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. The public comment period ended on September 18, 2014. Also, the EPA is updating chloride water quality criteria for the protection of aquatic life under the Clean Water Act, which criteria are used by states for establishing acceptable discharge limits. The EPA is expected to release draft criteria in early 2016. Moreover, the EPA announced on October 20, 2011 that it is launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards in early 2015 that such wastewater must meet before being transported to a treatment plant. Hydraulic fracturing stimulation requires the use of a significant volume of water with some resulting “flowback,” as well as “produced water.” If adopted, the new pretreatment rules will require operators to pretreat wastewater before transferring it to a treatment facility that discharges to surface water. As part of these studies, the EPA has requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise.
Legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress.
In August 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA's rule package includes NSP standards to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities.

The final rule seeks to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. These rules will require a number of modifications to our operations, including the installation of new equipment to control emissions from our wells by January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. The EPA intends to issue revised rules that are likely responsive to some of these requests. For example, on September 23, 2013, the EPA published an amendment extending compliance dates for certain storage vessels. Also, on December 19, 2014, the EPA released final updates and clarifications to the NSP standards. In addition, on January 14, 2015, the EPA announced a series of steps it plans to take to address methane and smog-forming VOC emissions from the oil and gas industry. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty. In addition, the U.S. Department of the Interior, or DOI, published a revised proposed rule on May 24, 2013, that would update existing regulation of hydraulic fracturing activities on federal lands, including requirements for disclosure, well bore integrity and handling of flowback water. The DOI announced its intent to finalize the rule in 2014, however, the final rule remains pending.
In addition, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. These ongoing or proposed studies, depending on their degree of pursuit and whether any meaningful results are obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory authorities. The EPA is currently evaluating the potential impacts of hydraulic fracturing on drinking water resources, with results of the study anticipated to be available March 2015. The White House Council on Environmental Quality is conducting an administration-wide review of hydraulic fracturing practices. The U.S. Department of Energy has conducted an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic-fracturing completion methods. Additionally, certain members of Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shale formations by means of hydraulic fracturing, and the U.S. Energy Information Administration to provide a better understanding of that agency's estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates.
Several states and local jurisdictions in which we operate or hold oil and natural gas interests have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. For a more detailed discussion of state and local laws and initiatives concerning hydraulic fracturing, see “Business-Regulation-Regulation of Hydraulic Fracturing” above. Also, on May 6, 2013, the DOI issued a revised proposed rule that seeks to require companies operating on federal and Indian lands to (i) publicly disclose the chemicals used in the hydraulic fracturing process; (ii) confirm its wells meet certain construction standards and (iii) establish site plans to manage flowback water. We plan to use hydraulic fracturing extensively in connection with the development and production of certain of our oil and natural gas properties and any increased federal, state, local, foreign or international regulation of hydraulic fracturing or offshore drilling, including legislation and regulation in the states in which we operate, could reduce the volumes of oil and natural gas that we can economically recover, which could materially and adversely affect our revenues and results of operations.
There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. If new laws or regulations are adopted that significantly restrict hydraulic fracturing, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal, state or local level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal, state or local laws governing hydraulic fracturing.

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
The adoption of derivatives legislation by the U.S. Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business. The U.S. Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173), or Dodd-Frank Act, which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The legislation was signed into law by the President on July 21, 2010. In its rulemaking under the legislation, the Commodities Futures Trading Commission, or CFTC, has issued a final rule on position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents (with exemptions for certain bona fide hedging transactions). The CFTC's final rule was set aside by the U.S. District Court for the District of Columbia on September 28, 2012 and remanded to the CFTC to resolve ambiguity as to whether statutory requirements for such limits to be determined necessary and appropriate were satisfied. As a result, the rule has not yet taken effect, although the CFTC has indicated that it intends to appeal the court's decision and that it believes the Dodd-Frank Act requires it to impose position limits. The impact of such regulations upon our business is not yet clear. Certain of our hedging and trading activities and those of our counterparties may be subject to the position limits, which may reduce our ability to enter into hedging transactions.
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
From time to time, legislative proposals are made that would, if enacted, make significant changes to U.S. tax laws. These proposed changes have included, but are not limited to, (i) eliminating the immediate deduction for intangible drilling and development costs, (ii) eliminating the deduction from income for domestic production activities relating to oil and natural gas exploration and development, (iii) the repeal of the percentage depletion allowance for oil and natural gas properties; (iv) an extension of the amortization period for certain geological and geophysical expenditures and (v) implementing certain international tax reforms.
These proposed changes in the U.S. tax law, if adopted, or other similar changes that reduce or eliminate deductions currently available with respect to natural gas and oil exploration and development, could adversely affect our business, financial condition, results of operations and cash flows.
In February 2013, the Governor of the State of Ohio proposed a plan in the Ohio House to enact new severance taxes on the oil and gas industry. The proposal was part of the state budget bill. Due to pressure from the State Senate, the proposal was removed from the bill. The bill then passed without the severance tax on June 7, 2013, with an effective date of July 1, 2013. Later in 2013, the Ohio House introduced a stand-alone bill to address the severance tax. HB 375 was introduced on December 4, 2013 and after many hearings and amendments, contained a 2.5% severance tax on horizontal drillers with a percentage of the proceeds earmarked for affected communities in Southeastern Ohio. This bill passed the Ohio House on May 14, 2014 and was pending in the Ohio Senate. The Ohio State Senate held a hearing on the bill, but there was no further movement before the summer recess of the Ohio Legislature.
In February 2015, the Governor of Ohio proposed another plan to enact new severance taxes on the oil and gas industry as part of the state budget proposal to finance a reduction in personal income taxes and other initiatives. The proposal would impose a 6.5% tax on oil and gas sold at the wellhead.
The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas we produce.
In December 2009, the EPA issued an Endangerment Finding that determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because, according to the EPA, emissions of such gases contribute to warming of the earth's atmosphere and other climatic changes. These findings by the EPA allowed the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. Subsequently, the EPA adopted two sets of related rules, one of which purports to regulate emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources of emissions such as power plants or industrial facilities. The EPA finalized the motor vehicle rule in April 2010 and it became effective in January 2011 and purports to limit emissions of GHGs from motor vehicles. The EPA adopted the stationary source rule, also known as the “tailoring rule,” in May 2010, and it also became effective in January 2011. The tailoring rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the PSD and Title V programs of the Clean Air Act. On June 23, 2014, in UARG v. EPA the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD and Title V programs. On December 19, 2014, the EPA issued two memoranda providing initial guidance on GHG permitting requirements in response to the Court’s decision in UARG v. EPA. In its preliminary guidance, the EPA indicates it will undertake a rulemaking action no later than December 31, 2015 to rescind any PSD permits issued under the portions of the Tailoring Rule that were vacated by the Court. In the interim, the EPA issued a narrowly crafted “no action assurance” indicating it will exercise its enforcement discretion not to pursue enforcement of the terms and conditions relating to GHGs in an EPA-issued PSD permit, and for related terms and conditions in a Title V permit. Additionally, in September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including natural gas liquids fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010.
In addition, in August 2012, the EPA established NSP standards for volatile organic compounds and sulfur dioxide and an air toxic standard for oil and natural gas production, transmission, and storage. The rules include the first federal air standards for natural gas wells that are hydraulically fractured, or refractured, as well as requirements for several other sources, such as storage tanks and other equipment, and limits methane emissions from these sources in an effort to reduce GHG emissions.

The EPA has continued to adopt GHG regulations of other industries, such as the September 2013 and June 2014 proposed GHG rules that, if finalized, would set NSP standards for new and existing coal-fired and natural gas-fired power plants, respectively, which could have an adverse effect on our financial condition, results of operation and cash available for distribution to the extent we acquire working interests in the future. The EPA is also considering additional regulation of greenhouse gases as “air pollutants.” As a result of this continued regulatory focus, future GHG regulations of the oil and gas industry remain a possibility. In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. The U.S. Congress has not adopted such legislation at this time, but it may do so in the future, and many states continue to pursue regulations to reduce greenhouse gas emissions. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas we produce.
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
The oil and natural gas we produce in Louisiana is sold to purchasers who service the areas where our wells are located. We sell the majority of our oil to Shell Trading Company, or Shell. Shell takes custody of the oil at the outlet from our oil storage barge. Our production from WCBB is being sold in accordance with the Shell posted price for West Texas/New Mexico Intermediate crude plus or minus Platt's trade month average P+ value, plus or minus the Platt's HLS/WTI differential less transportation charges. Shell is the purchaser of our Utica Shale oil and pays us WTI less a differential. MarkWest Utica currently markets our Utica Shale NGLs and remits to us a weighted average selling price less a marketing fee. We have NAESBs in place with various purchasers for our Utica Shale natural gas production. In 2014, our Utica Shale natural gas and natural gas liquids were sold under monthly, seasonal and long term contracts and, as needed, through daily trades. The majority of purchases are transacted at the tailgate of the plants with available pricing based on Platts Gas Daily - Appalachian - Dominion South Point (Dominion Eastern and Dominion Transmission) or Texas Eastern M2 Zone when sold in the Utica Basin.  To maintain flow assurance and price stability, and as discussed under "- Transportation and Takeaway Capacity," we have entered into agreements to transport a portion of our natural gas production out of the Utica Basin. These agreements have pricing based on the appropriate delivery point less transportation charges and fuel. During the year ended December 31, 2014, we sold approximately 99% of our oil production to Shell, 100% of our natural gas liquids production to MarkWest Utica, and 40%, 32% and 19% of our natural gas production to BP, DTE Energy Trading, Inc. and Hess, respectively. During the year ended December 31, 2013, we sold approximately 99% of our oil production to Shell, 100% of our natural gas liquids production to MarkWest Utica and 32%, 31% and 17% of our natural gas production to Sequent Energy Management, L.P., Hess and Interstate Gas Supply, Inc., respectively. During 2012, we sold approximately 92% and 8% of our oil production to Shell and Diamondback O&G, respectively, 91% of our natural gas liquids production to Diamondback O&G, and 41%, 18% and 16% of our natural gas production to Noble Americas Gas, Hess and Chevron, respectively.
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
Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted arithmetic average of the first-day-of-the-month prices for 2014, 2013 and 2012 adjusted for any contract provisions or financial derivatives, if any, that hedge oil and natural gas revenue, excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, less income tax effects related to differences between the book and tax basis of the oil and natural gas properties. If the net book value reduced by the related net deferred income tax liability exceeds the ceiling, an impairment or noncash writedown is required. A ceiling test impairment can give us a significant loss for a particular period. Once incurred, a write down of oil and natural gas properties is not reversible at a later date, even if oil or gas prices increase. If prices of oil, natural gas and natural gas liquids decrease, we may be required to further write down the value of our oil and gas properties. Future non-cash asset impairments could negatively affect our results of operations.
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

We are exposed to fluctuations in the price of natural gas and oil. Although we have hedged a portion of our estimated 2015 production, we may still be adversely affected by continuing and prolonged declines in the price of natural gas and oil.
We use fixed price swaps to reduce price volatility associated with certain of our oil and natural gas sales, but these hedges may be inadequate to protect us from continuing and prolonged declines in the price of oil and natural gas. For the period from January 2015 through March 2015, we entered into fixed price swaps for 190,625 MMBtu per day at a weighted average price of $4.12. For April 2015, we entered into fixed price swaps for 191,250 MMBtu per day at a weighted average price of $4.05. For the period from May 2015 through June 2015, we entered into fixed price swaps for 201,250 MMBtu per day at a weighted average price of $4.05. For the period from July 2015 through August 2015, we entered into fixed price swaps for 216,875 MMBtu per day at a weighted average price of $4.04. For September 2015, we entered into fixed price swaps for 246,875 MMBtu per day at a weighted average price of $3.97. For the period from October 2015 through December 2015, we entered into fixed price swaps for 262,500 MMBtu per day at a weighted average price of $3.96. For the period from January 2016 through March 2016, we entered into fixed price swaps for 252,500 MMBtu per day at a weighted average price of $3.82. For April of 2016 we entered into fixed price swaps for 242,500 MMBtu per day at a weighted average price of $3.81 For the period from May 2016 through December 2016, we entered into fixed price swaps for 172,500 MMBtu per day at a weighted average price of $3.73. For the period from January 2017 through June 2017, we entered into fixed price swaps for 142,500 MMBtu per day at a weighted average price of $3.67. For the period from July 2017 through December 2017, we entered into fixed price swaps for 80,000 MMBtu per day at a weighted average price of $3.45. For the period from January 2018 through December 2018, we entered into fixed price swaps for 30,000 MMBtu per day at a weighted average price of $3.40. For the period from March 2015 through June 2016, we entered into fixed price swaps for 1,000 barrels of oil per day at a weighted average price of $62.25. For the period from March 2015 through December 2016, we entered into natrual gas basis swap positions, which settle on the pricing index to basis differential of MichCon to the NYMEX Henry Hub natural gas price for 30,000 MMBtu per day at a hedge differential of $.02 and for 10,000 MMBtu per day at a hedge differential of $.01. Under the 2015 contracts, we have hedged approximately 47% to 52% of our estimated 2015 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil and natural gas prices increase. Further, to the extent that the price of oil and natural gas remains at current levels or declines further, we will not be able to hedge future production at the same level as our current hedges, and our results of operations and financial condition would be negatively impacted.
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
As of December 31, 2014, we had total indebtedness (net of associated accrued discount and premium) of approximately $716.5 million, including $614.7 million attributable to our senior notes. We had borrowing base availability of $306.4 million under our secured revolving credit facility after giving effect to an aggregate of $43.6 million of letters of credit and outstanding borrowings of $100.0 million.
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
Availability under our revolving credit facility is currently subject to a borrowing base of $450.0 million. The borrowing base is subject to scheduled semiannual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors. As of December 31, 2014, we had $100.0 million of borrowings under our revolving credit facility. We intend to continue borrowing under our revolving credit facility in the future. Any significant reduction in our borrowing base as a result of such borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow. Further if, the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of any such redetermination, we would be required to repay the excess. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.
We may still be able to incur substantial additional indebtedness in the future, which could further exacerbate the risks that we and our subsidiaries face.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our revolving credit facility and the indenture governing the senior notes restrict, but in each case do not completely prohibit, us from doing so. As of December 31, 2014, our borrowing base under our revolving credit facility was set at $450.0 million and we had $100.0 million of borrowings outstanding under this facility. In addition, the indenture governing the senior notes allows us to issue additional notes under certain circumstances which will also be guaranteed by the guarantors. The indenture governing the senior notes also allows us to incur certain other additional secured debt and allows us to have subsidiaries that do not guarantee the senior notes and which may incur additional debt, which would be structurally senior to the senior notes. In addition, the indenture governing the senior notes does not prevent us from incurring other liabilities that do not constitute indebtedness. If we or a guarantor incur any additional indebtedness that ranks equally with the senior notes (or with the guarantees thereof), including additional unsecured indebtedness or trade payables, the holders of that indebtedness will be entitled to share ratably with holders of the senior notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us or a guarantor. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
Our borrowings under our revolving credit facility expose us to interest rate risk.
Our earnings are exposed to interest rate risk associated with borrowings under our revolving credit facility. Our revolving credit facility is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. At December 31, 2014, amounts borrowed under our revolving credit facility bore interest at the Eurodollar rate of 1.91%. A 1% increase in interest rates would increase interest expense by approximately $1.0 million per year, based on $100.0 million outstanding under our revolving credit facility as of December 31, 2014. As of December 31, 2014, we did not hedge our interest rate risk. An increase in our interest rate at the time we have variable interest rate borrowings outstanding under our revolving credit facility will increase our costs, which may have a material adverse effect on our results of operations and financial condition.
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
As of December 31, 2014, we had a net operating loss, or NOL, carry forward of approximately $3.1 million for federal income tax purposes. Transfers of our stock in the future could result in an ownership change. In such a case, our ability to use the NOLs generated through the ownership change date could be limited. In general, the amount of NOLs we could use for any tax year after the date of the ownership change would be limited to the value of our stock (as of the ownership change date) multiplied by the long-term tax-exempt rate.
Future sales of our common stock may depress our stock price.
We have registered a substantial number of shares of our common stock under a registration statement filed with the SEC. Sales of these shares of our common stock in the public market or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, sales by certain of our stockholders of their shares could impair our ability to raise capital through the sale of common or preferred stock. As of February 20, 2015, there were 85,684,604 shares of our common stock issued and outstanding, excluding 358,079 shares of unvested restricted stock awarded under our Amended and Restated 2005 Stock Incentive Plan and 5,000 shares issuable upon exercise of outstanding options to purchase our common stock granted under our Amended and Restated 2005 Stock Incentive Plan.
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

•
The ability to book proved undeveloped reserves, subject to certain exceptions, only if they relate to wells scheduled to be drilled within five years of the date of booking, as well as the requirement to write down proved undeveloped reserves if the associated wells are not drilled within the required five-year time-frame.

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
Evaluation and Review of Reserves.
Reserve estimates at December 31, 2014 were prepared by Ryder Scott with respect to our assets in the Utica Shale in Eastern Ohio (97% of our proved reserves at December 31, 2014), by NSAI with respect to our WCBB, Hackberry and Niobrara fields (3% of our proved reserves at December 31, 2014) and by our personnel with respect to our overriding royalty and non-operated interests (less than 1% of our proved reserves at December 31, 2014).
Ryder Scott and NSAI are independent petroleum engineering firms. Copies of their summary reserve reports are included as Exhibit 99.1 and 99.2, respectively, to this Annual Report on Form 10-K. The technical persons responsible for preparing our proved reserve estimates meet the requirements with regards to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Our independent third-party engineers do not own an interest in any of our properties and are not employed by us on a contingent basis.
We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with Ryder Scott and NSAI, our independent reserve engineers, to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets in the Utica Shale and our WCBB, Hackberry and Niobrara fields. Our internal technical team members meet with Ryder Scott and NSAI periodically throughout the year to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to Ryder Scott and NSAI for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs and other considerations, including availability and costs of infrastructure and status of permits. Our proved reserves attributable to our other minority interests are prepared internally by our internal staff of petroleum engineers and geoscience professionals. Our

Vice President of Reservoir Engineering is primarily responsible for overseeing the preparation of all of our reserve estimates. He is a petroleum engineer with over 35 years of reservoir and operations experience and our geophysical staff has over 60 years combined industry experience. Our technical staff uses historical information for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs.
Our proved reserve estimates are prepared in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

•	review and verification of historical production data, which data is based on actual production as reported by us;

•	verification of property ownership by our land department;

•	preparation of reserve estimates by our experienced reservoir engineers or under their direct supervision;

•	direct reporting responsibilities by our reservoir engineering department to our Chief Executive Officer;

•
review by our reservoir engineering department of all of our reported proved reserves at the close of each quarter, including the review of all significant reserve changes and all new proved undeveloped reserves additions;

•	provision of quarterly updates to our board of directors regarding operational data, including production, drilling and completion activity levels and any significant changes in our reserves;

•	annual review by our board of directors of our year-end reserve report and year-over-year changes in our proved reserves, as well as any changes to our previously adopted development plans;

•	annual review and approval by our senior management and our board of directors of a multi-year development plan; and

•	annual review by our senior management of adjustments to our previously adopted development plan and considerations involved in making such adjustments.
Further, during 2014, we implemented additional procedures in connection with our year-end reserve preparation and annual capital budget determination, including:

•
review by our board of directors of changes in our previously approved development plan made by senior management and technical staff during the year, including the substitution, removal or deferral of PUD locations.

The following table sets forth our estimated proved reserves at December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014			2013			2012
	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)
Proved developed	5,719	345,166	12,379	5,609	94,552	3,527	5,175	18,482	44
Proved undeveloped	3,778	373,840	13,889	2,737	51,894	2,148	2,931	15,289	101
Total (1)	9,497	719,006	26,268	8,346	146,446	5,675	8,106	33,771	145

	Year Ended December 31,
	2014	2013	2012
Total net proved oil and natural gas reserves (MMcfe) (1)	933,598	230,574	83,274
PV-10 value (in millions) (2)	$1,840.8	$696.9	$436.8
Standardized measure (in millions) (3)	$1,427.2	$578.5	$348.6
 _____________________

(1)
Estimates of reserves as of year-end 2014, 2013 and 2012 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2014, 2013 and 2012, respectively, in accordance with revised guidelines of the SEC applicable to reserves estimates as of year-end 2014, 2013 and 2012. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(2)
Represents present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proven reserves. The estimated future net revenues set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on certain prevailing economic conditions. The estimated future production in our reserve reports for the years ended December 31, 2014, 2013 and 2012 is priced based on the 12-month unweighted arithmetic average of the first-day-of-the month price for the period January through December of the applicable year, using $94.99 per barrel and $4.35 per MMBtu for 2014, $96.78 per barrel and $3.67 per MMBtu for 2013 and $91.32 per barrel and $2.76 per MMBtu for 2012, and in each case adjusted by lease for transportation fees and regional price differentials.

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

	December 31,
	2014	2013	2012
	(In thousands)
Standardized measure of discounted future net cash flows	$1,427,167	$578,466	$348,641
Add: Present value of future income tax discounted at 10%	413,671	118,445	88,206
PV-10 value	$1,840,838	$696,911	$436,847

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
Additional information regarding estimates of proved reserves, proved developed reserves and proved undeveloped reserves, or PUDs, at December 31, 2014, 2013 and 2012 and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities, or Supplemental Information, in Note 19 to our consolidated financial statements included in this report. Also contained in the Supplemental Information are our estimates of future net cash flows and discounted future net cash flows from proved reserves. Additional information regarding our proved reserves can be found in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations” and “-Critical Accounting Policies and Estimates” included in this report.
Proved Undeveloped Reserves (PUDs)
As of December 31, 2014, our proved undeveloped reserves totaled 3,778 MBbls of oil, 373,840 MMcf of natural gas and 13,889 MBbls of NGLs, for a total of 479,844 MMcfe. Approximately 99% of our PUDs at year-end 2014 were located in our Utica field. PUDs will be converted from undeveloped to developed as the applicable wells begin production.
We record PUD reserves only after a development plan has been approved by our senior management and board of directors to complete the associated development drilling within five years from the time of initial booking. The PUD locations identified in our development plan are determined based on an analysis of the information that we have available at that time. After a development plan has been adopted, we may periodically make adjustments to the approved development plan due to events and circumstances that have occurred subsequent to the time the plan was approved. These circumstances may include delays in the availability of infrastructure, well permitting delays, changes in commodity price outlook and costs, and new data from recently completed wells. During 2014, we did not make any material adjustments to our development plan with respect to our PUD locations booked in our reserve report for the year ended December 31, 2013 and scheduled to be drilled during 2014. Changes in PUDs that occurred during 2014 were primarily due to:

•	Additions of 448.1 Bcfe attributable to 2014 extensions in our Utica field;

•	Conversion of approximately 37.8 Bcfe attributable to PUDs into proved developed reserves;

•	Acquisition of approximately 4 Bcfe from our Rhino acquisition; and

•	Downward revisions of 15.8 Bcfe due to the exclusion of PUD locations in our Southern Louisiana and Utica fields that were not expected to be drilled within five years of initial booking.
Costs incurred relating to the development of PUDs were approximately $68.2 million in 2014. Estimated future development costs relating to the development of PUDs are projected to be approximately $221.0 million in 2015, $93.1 million in 2016, $215.4 million in 2017, $73.2 million in 2018 and $59.3 million in 2019.
All PUD drilling locations included in our 2014 reserve report are scheduled to be drilled within five years of initial booking.
As of December 31, 2014, 2% of our total proved reserves were classified as proved developed non-producing.
Production, Prices and Production Costs
The following table presents our production volumes, average prices received and average production costs during the periods indicated:

	2014		2013		2012
Production Volumes:
Oil (MBbls)	2,684		2,317		2,323
Gas (MMcf)	59,318		8,891		1,108
Natural gas liquids (MGal)	86,092		13,416		2,714
Gas equivalents (MMcfe)	87,719		24,709		15,436
Average Prices:
Oil (per Bbl)	$92.18	(1)	$96.74	(1)	$104.46	(1)
Gas (per Mcf)	$5.55	(1)	$2.36	(1)	$2.91
Natural gas liquids (per Gal)	$1.09		$1.27		$0.98
Gas equivalents (per Mcfe)	$7.65		$10.61		$16.11
Production Costs:
Average production costs (per Mcfe)	$0.59		$1.08		$1.57
Average production taxes and midstream costs (per Mcfe)	$1.01		$1.54		$1.90
Total production and midstream costs and production taxes (per Mcfe)	$1.60		$2.62		$3.47

(1)	Includes various derivative contracts at a weighted average price of:

Per barrel
January – December 2014	$102.79
January – December 2013	$100.90
January – December 2012	$108.31

Per MMBtu
January – December 2014	$4.06
January – December 2013	$4.00
Excluding the effect of fixed price swaps, the average price for 2014 would have been $89.88 per barrel of oil, $3.81 per Mcf of gas and $6.40 per Mcfe. The total volume hedged for 2014 represented approximately 62% of our total sales volumes for the year. Excluding the effect of fixed price swaps, the average price for 2013 would have been $104.51 per barrel of oil, $3.73 per Mcf of gas and $11.83 per Mcfe. The total volume hedged for 2013 represented approximately 48% of our total sales volumes for the year. Excluding the effect of fixed price swap contracts, the average oil price for 2012 would have been $106.11 per barrel of oil and $16.35 per Mcfe. The total volume hedged for 2012 represented approximately 46% of our total sales volumes for the year.
The following table provides a summary of our production, average sales prices and average production costs for oil and gas fields containing 15% or more of our total proved reserves as of December 31, 2014:

	Year Ended December 31,
	2014	2013	2012
Utica Shale
Net Production
Oil (MBbls)	883	315	25
Gas (MMcf)	58,919	8,439	365
NGL (Mgal)	86,051	13,384	80
Total (MMcfe)	76,512	12,238	525
Average Sales Price:
Oil (per Bbl)	$78.63	$83.67	$78.21
Gas (per Mcf)	$5.56	$2.29	$2.99
NGL (per Gal)	$1.09	$1.27	$1.56
Average Production Cost (per Mcfe)	$0.38	$0.59	$1.38

Productive Wells and Acreage
The following table presents our total gross and net productive and non-productive wells, expressed separately for oil and gas, and the total gross and net developed and undeveloped acres as of December 31, 2014.

	NRI/WI (1)	Productive Oil Wells (2)		Productive Gas Wells		Non-Productive Oil Wells		Non-Productive Gas Wells		Developed Acreage (3)		Undeveloped Acreage
Field	Percentages	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Utica Shale (4)	34.52/41.46	171	63.29	24	17.56	3	2.66	—	—	21,652	19,340	163,330	161,051
West Cote Blanche Bay Field (5)	80.108/100	123	123	—	—	168	168	17	17	5,668	5,668	—	—
E. Hackberry Field (6)	80.945/100	39	39	—	—	107	107	—	—	3,931	3,931	581	581
W. Hackberry Field	79.167/100	6	6	—	—	7	7	—	—	1,192	1,192	—	—
Niobrara Formation (7)	39.83/47.85	6	3	—	—	—	—	—	—	3,502	1,751	8,464	4,149
Bakken Formation (8)	1.51/1.83	18	0.3	—	—	—	—	—	—	1,862	163	3,505	701
Overrides/Royalty Non-operated	Various	384	0.42	—	—	—	—	—	—	—	—	—	—
Total		747	235.01	24	17.56	285	284.66	17	17	37,807	32,045	175,880	166,482

(1)	Net Revenue Interest (NRI)/Working Interest (WI).

(2)	Includes one gross and net well at WCBB that is producing intermittently.

(3)	Developed acres are acres spaced or assigned to productive wells. Approximately 16% of our acreage is developed acreage and has been perpetuated by production.

(4)
In 2015, 25% of our total Utica Shale undeveloped acreage as of December 31, 2014 will be subject to expiration, with 29% of such acreage expiring in 2016, 5% in 2017, 13% in 2018 and 10% thereafter. Our Utica Shale leases generally grant us the right to extend these leases for an additional five-year period. NRI/WI is from wells that have been drilled or in which we have elected to participate. Includes 91 gross (6.96 net) oil wells and 3 gross (.61 net) gas wells drilled by other operators on our acreage.

(5)
We have a 100% working interest (80.108% average NRI) from the surface to the base of the 13900 Sand which is located at 11,320 feet. Below the base of the 13900 Sand, we have a 40.40% non-operated working interest (29.95% NRI).

(6)	NRI shown is for producing wells.

(7)
The leases relating to our Niobrara Formation acreage will expire at the end of their respective primary terms unless the applicable leases are renewed or extended, we have commenced the necessary operations required by the terms of the applicable leases or we have obtained actual production from acreage subject to the applicable leases, in which event they will remain in effect until the cessation of production. Leases representing 14%, 31%, 6%, 7% and 24% of our total Niobrara undeveloped acreage are currently scheduled to expire in 2015, 2016, 2017, 2018 and thereafter, respectively.

(8)	NRI/WI is from wells that have been drilled or in which we have elected to participate.
Completed and Present Drilling and Recompletion Activities
The following table sets forth information with respect to operated wells completed during the periods indicated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of hydrocarbons, whether or not they produce a reasonable rate of return.

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Recompletions:
Productive	161	161	150	150	92	92
Dry	—	—	—	—	1	0.5
Total	161	161	150	150	93	92.5
Development:
Productive	119	100	80	63.8	70	57
Dry	7	6.8	2	2	8	7
Total	126	106.8	82	65.8	78	64
Exploratory:
Productive	—	—	3	2.7	19	6
Dry	—	—	—	—	—	—
Total	—	—	3	2.7	19	6
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
Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers' compensation claims and employment related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “GPOR.” The following table sets forth the high and low sale prices of our common stock for the periods presented:

	Price Range of Common Stock
	High	Low
2013
First Quarter	$47.19	$35.24
Second Quarter	54.07	43.98
Third Quarter	64.73	46.85
Fourth Quarter	69.81	53.93
2014
First Quarter	$71.35	$52.28
Second Quarter	75.75	58.90
Third Quarter	65.18	51.59
Fourth Quarter	56.72	36.56
2015
First Quarter (through February 25, 2015)	$45.54	$35.00

On February 25, 2015, the last reported sale price of our common stock on the NASDAQ Global Select Market was $44.09.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Repurchases of Equity Securities
None.
Holders of Record
At the close of business on February 23, 2015, there were 312 stockholders of record holding 85,684,604 shares of our outstanding common stock. There were approximately 28,487 beneficial owners of our common stock as of February 23, 2015.
Dividend Policy
We have never paid dividends on our common stock. We currently intend to retain all earnings to fund our operations. Therefore, we do not intend to pay any cash dividends on the common stock in the foreseeable future. In addition, the terms of our credit facility prohibit the payment of any dividends to the holders of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following selected consolidated financial data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes appearing elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012 and the selected consolidated balance sheet data at December 31, 2014 and December 31, 2013 are derived from our audited consolidated financial statements appearing elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2011 and December 31, 2010 and the selected consolidated balance sheet data at December 31, 2012, December 31, 2011 and December 31, 2010 are derived from our audited consolidated financial statements that are not included in this report. The historical data presented below is not indicative of future results. We did not pay any cash dividends on our common stock during any of the periods set forth in the following table.

	Fiscal Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except share data)
Selected Consolidated Statements of Operations Data:
Revenues	$671,266	$262,753	$248,926	$229,254	$127,921
Costs and expenses:
Lease operating expenses	52,191	26,703	24,308	20,897	17,614
Production taxes	24,006	26,933	28,957	26,054	13,823
Midstream gathering and processing	64,467	11,030	443	279	143
Depreciation, depletion and amortization	265,431	118,880	90,749	62,320	38,907
General and administrative	38,290	22,519	13,808	8,074	6,063
Accretion expense	761	717	698	666	617
Loss (gain) on sale of assets	(11)	508	(7,300)	—	—
	445,135	207,290	151,663	118,290	77,167
Income from Operations	226,131	55,463	97,263	110,964	50,754
Other (Income) Expense:
Interest expense	23,986	17,490	7,458	1,400	2,761
Interest income	(195)	(297)	(72)	(186)	(387)
Litigation settlement	25,500	—	—	—	—
Gain on contribution of investments	(84,470)	—	—	—	—
(Income) loss from equity method investments	(139,434)	(213,058)	(8,322)	1,418	977
	(174,613)	(195,865)	(936)	2,632	3,351
Income from Continuing Operations before Income Taxes	400,744	251,328	98,199	108,332	47,403
Income Tax Expense (Benefit)	153,341	98,136	26,363	(90)	40
Income from Continuing Operations	247,403	153,192	71,836	108,422	47,363
Discontinued Operations:
Loss on disposal of Belize properties, net of tax	—	—	3,465	—	—
Net Income Available to Common Stockholders	$247,403	$153,192	$68,371	$108,422	$47,363
Net Income Per Common Share—Basic:	$2.90	$1.98	$1.22	$2.22	$1.08
Net Income Per Common Share—Diluted:	$2.88	$1.97	$1.21	$2.20	$1.07

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Consolidated Balance Sheet Data:
Total assets	$3,632,393	$2,693,136	$1,578,368	$691,158	$319,693
Total debt, including current maturity	$716,484	$299,187	$299,038	$2,283	$51,917
Total liabilities	$1,336,097	$642,898	$451,960	$58,808	$108,637
Stockholders’ equity	$2,296,296	$2,050,238	$1,126,408	$632,350	$125,051

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Overview
We are an independent oil and natural gas exploration and production company focused on the exploration, exploitation, acquisition and production of natural gas, natural gas liquids and crude oil in the United States. Our corporate strategy is to internally identify prospects, acquire lands encompassing those prospects and evaluate those prospects using subsurface geology and geophysical data and exploratory drilling. Using this strategy, we have developed an oil and natural gas portfolio of proved reserves, as well as development and exploratory drilling opportunities on high potential conventional and unconventional oil and natural gas prospects. Our principal properties are located in the Utica Shale primarily in Eastern Ohio and along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields. In addition, we have producing properties in the Niobrara Formation of Northwestern Colorado and the Bakken Formation. We also hold a significant acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, or Grizzly, and interests in entities that operate in Southeast Asia, including the Phu Horm gas field in Thailand. Until November 2014, we held an equity interest in Diamondback Energy, Inc., or Diamondback, a NASDAQ Global Select Market listed company to which we contributed our Permian Basin oil and natural gas interests in October 2012 immediately prior to Diamondback's initial public offering, or the Diamondback IPO. At December 31, 2014, we did not own any shares of Diamondback. We seek to achieve reserve growth and increase our cash flow through our annual drilling programs.
In this Annual Report on Form 10-K, our oil and natural gas production is presented in cubic feet of natural gas equivalent, as compared to our production presentation in prior periods which was expressed in barrels of oil equivalent. This change in presentation is due to the change in our production mix from predominately oil and natural gas liquids to predominately natural gas and natural gas liquids that occurred during 2014. Certain changes have been made to prior year financial statements to conform to the current year’s presentation.
2014 and 2015 Year to Date Highlights

•	Oil and natural gas revenues increased 156% to $670.8 million for the year ended December 31, 2014 from $262.2 million for the year ended December 31, 2013.

•	Production increased 255% to approximately 87,719 MMcfe for the year ended December 31, 2014 from approximately 24,709 MMcfe for the year ended December 31, 2013.

•
During 2014, we spud 130 gross (112 net) wells, participated in an additional 112 gross (13 net) wells that were drilled by other operators on our Utica Shale and Bakken acreage and recompleted 161 gross and net wells. Of our 130 new wells spud during 2014, 73 were completed as producing wells, seven were non-productive, and, at year end, 44 were in various stages of completion and six were drilling.

•
In 2014, we acquired approximately 8,200 net acres in the Utica Shale from Rhino for a total purchase price of $182.0 million ($179.5 million net of purchase price adjustments). We are the operator of substantially all of this acreage.

•
As of February 13, 2015, we held leasehold interests in approximately 188,000 gross (184,000 net) acres in the Utica Shale. During 2014, we spud 85 gross (67.2 net) wells on our Utica Shale acreage and, during 2015 (through February 13, 2015), we had spud five gross (four net) wells. As of February 13, 2015, three of these wells were in various stages of completion and two were still being drilled.

•
In June, September and November of 2014, we sold shares of our Diamondback common stock in underwritten public offerings for an aggregate of $258.4 million in net proceeds. As of December 31, 2014, we did not own any shares of Diamondback common stock.

•
In August of 2014, we issued $300.0 million in aggregate principal amount of our 7.750% Senior Notes due 2020, resulting in net proceeds to us of approximately $312.0 million, a portion of which we used to repay all outstanding borrowings under our senior secured revolving credit facility. We used the remaining net proceeds for general corporate purposes, which included funding a portion of our 2014 capital development plan.

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
Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled $1.5 billion at December 31, 2014 and $1.0 billion at December 31, 2013. These costs are reviewed quarterly by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.
Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months of the applicable year beginning with 2009, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. For instance, as a result of the drop in commodity prices on December 31, 2008 and subsequent reduction in our proved reserves, we recognized a ceiling test impairment of $272.7 million for the year ended December 31, 2008. If prices of oil, natural gas and natural gas liquids decline, we may be required to further write down the value of our oil and gas properties, which could negatively affect our results of operations. No ceiling test impairment was required for the year ended December 31, 2014.

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
The fair value of the liability associated with these retirement obligations is determined using significant assumptions, including current estimates of the plugging and abandonment or retirement, annual inflation of these costs, the productive life of the asset and our risk adjusted cost to settle such obligations discounted using our credit adjusted risk free interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. Revisions to the asset retirement obligation are recorded with an offsetting change to the carrying amount of the related long-lived asset, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long life of most of our oil and natural gas assets, the costs to ultimately retire these assets may vary significantly from previous estimates.
Oil and Gas Reserve Quantities. Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analysis demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Ryder Scott Company, L.P., Netherland, Sewell & Associates, Inc., and to a lesser extent our personnel have prepared reserve reports of our reserve estimates at December 31, 2014 on a well-by-well basis for our properties.
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
Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management's opinion, it is more likely than not that some portion will not be realized. At December 31, 2014, a valuation allowance of $3.1 million had been provided for state net operating loss and federal tax credit deferred tax assets based on the uncertainty these assets may be realized.

Revenue Recognition. We derive almost all of our revenue from the sale of crude oil and natural gas produced from our oil and natural gas properties. Revenue is recorded in the month the product is delivered to the purchaser. We receive payment on substantially all of these sales from one to three months after delivery. At the end of each month, we estimate the amount of production delivered to purchasers that month and the price we will receive. Variances between our estimated revenue and actual payment received for all prior months are recorded at the end of the quarter after payment is received. Historically, our actual payments have not significantly deviated from our accruals.
Investments—Equity Method. Investments in entities greater than 20% and less than 50% and/or investments in which we have significant influence are accounted for under the equity method. Under the equity method, our share of investees’ earnings or loss is recognized in the statement of operations. In accordance with FASB ASC 825, "Financial Instruments," we have elected the fair value option of accounting for our equity method investment in Diamondback's stock. At the end of each reporting period, the quoted closing market price of Diamondback's stock is multiplied by the total shares owned by us and the resulting gain or loss is recognized in income from equity method investments in the consolidated statements of operations. As of December 31, 2014, we had sold all of our shares of common stock of Diamondback.
We review our investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, we recognize an impairment provision. At December 31, 2014, we fully impaired our investment in Tatex III. There was no impairment of equity method investments as of December 31, 2013.
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
See "Item 7. Commodity Price Risk" for a summary of our fixed price swaps in place as of December 31, 2014.
RESULTS OF OPERATIONS
Results of Operations
The markets for oil and natural gas have historically been, and will continue to be, volatile. Prices for oil and natural gas may fluctuate in response to relatively minor changes in supply and demand, market uncertainty and a variety of factors beyond our control.
The following table presents our production volumes, average prices received and average production costs during the periods indicated:

	2014		2013		2012
Production Volumes:
Oil (MBbls)	2,684		2,317		2,323
Gas (MMcf)	59,318		8,891		1,108
Natural gas liquids (MGal)	86,092		13,416		2,714
Gas equivalents (MMcfe)	87,719		24,709		15,436
Average Prices:
Oil (per Bbl)	$92.18	(1)	$96.74	(1)	$104.46	(1)
Gas (per Mcf)	$5.55	(1)	$2.36	(1)	$2.91
Natural gas liquids (per Gal)	$1.09		$1.27		$0.98
Gas equivalents (per Mcfe)	$7.65		$10.61		$16.11
Production Costs:
Average production costs (per Mcfe)	$0.59		$1.08		$1.57
Average production taxes and midstream costs (per Mcfe)	$1.01		$1.54		$1.90
Total production and midstream costs and production taxes (per Mcfe)	$1.60		$2.62		$3.47
_____________________

(1)	Includes various derivative contracts at a weighted average price of:

Per barrel
January – December 2014	$102.79
January – December 2013	$100.90
January – December 2012	$108.31

Per MMBtu
January – December 2014	$4.06
January – December 2013	$4.00
Excluding the net effect of fixed price swaps, the average price for 2014 would have been $89.88 per barrel of oil, $3.81 per Mcf of gas and $6.40 per Mcfe. The total volume hedged for 2014 represented approximately 62% of our total sales volumes for the year. Excluding the effect of fixed price swaps, the average oil price for 2013 would have been $104.51 per barrel of oil, $3.73 per Mcf of gas and $11.83 per Mcfe. The total volume hedged for 2013 represented approximately 48% of our total sales volumes for the year. Excluding the net effect of forward sales contracts, the average oil price for 2012 would have been $106.11 per barrel of oil and $16.35 per Mcfe. The total volume hedged for 2012 represented approximately 46% of our total sales volumes for the year.
From 2013 to 2014, our net equivalent gas production increased 255% from 24,709 MMcfe to 87,719 MMcfe primarily as a result of the development of our Utica Shale acreage. From 2012 to 2013, our net equivalent gas production also increased 60% from 15,436 MMcfe to 24,709 MMcfe due to the results of our 2013 drilling and recompletion activities. We currently estimate that our 2015 production will be between 157,680 and 175,200 MMcfe. However, our actual production may be different due to changes in our currently anticipated drilling and recompletion activities, changing economic climate, adverse weather conditions or other unforeseen events.
Comparison of the Years Ended December 31, 2014 and December 31, 2013
We reported net income of $247.4 million for the year ended December 31, 2014 as compared to $153.2 million for the year ended December 31, 2013. This 61% increase in period-to-period net income was due primarily to $79.7 million of income recognized from our equity method investment in Diamondback, $84.8 million of income recognized from our equity method investment in Blackhawk, $84.5 million of income recognized from our contribution of investments to Mammoth and a 255% increase in net production to 87,719 MMcfe from 24,709 MMcfe, partially offset by a 28% decrease in realized Mcfe prices to $7.65 from $10.61, a $25.5 million increase in lease operating expenses, a $53.4 million increase in midstream gathering and processing expenses, a $15.8 million increase in general and administrative expenses, a $6.5 million increase in interest expense and a $55.2 million increase in income tax expense for the year ended December 31, 2014 as compared to the year ended December 31, 2013.
Oil and Gas Revenues. For the year ended December 31, 2014, we reported oil and natural gas revenues of $670.8 million as compared to oil and natural gas revenues of $262.2 million during 2013. This $408.5 million, or 156%, increase in revenues was primarily attributable to a 255% increase in net production to 87,719 MMcfe from 24,709 MMcfe, partially offset by a 28% decrease in realized Mcfe prices to $7.65 from $10.61 due to a shift in our production mix toward natural gas and NGLs, for the year ended December 31, 2014 as compared to the year ended December 31, 2013.
The following table summarizes our oil and natural gas production and related pricing for the years ended December 31, 2014 and December 31, 2013:

	Year Ended December 31,
	2014	2013
Oil production volumes (MBbls)	2,684	2,317
Gas production volumes (MMcf)	59,318	8,891
Natural gas liquids production volumes (MGal)	86,092	13,416
Gas equivalents (MMcfe)	87,719	24,709
Average oil price (per Bbl)	$92.18	$96.74
Average gas price (per Mcf)	$5.55	$2.36
Average natural gas liquids (per Gal)	$1.09	$1.27
Gas equivalents (per Mcfe)	$7.65	$10.61

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $52.2 million for the year ended December 31, 2014 from $26.7 million for the year ended December 31, 2013. This increase was mainly the result of an increase in expenses related to property taxes, compressor rentals, compressor repairs and maintenance, contract pumpers, environmental services, field supervision, location repair, rentals and salt water disposal.
Production Taxes. Production taxes decreased to $24.0 million for the year ended December 31, 2014 from $26.9 million for 2013. This decrease was primarily related to changes in our product mix and production location.
Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased by $53.4 million to $64.5 million for the year ended December 31, 2014 from $11.0 million for 2013. This increase was primarily the result of midstream expenses related to our production volumes in the Utica Shale resulting from our 2014 drilling activities.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $265.4 million for the year ended December 31, 2014, and consisted of $263.9 million in depletion of oil and natural gas properties and $1.5 million in depreciation of other property and equipment, as compared to total DD&A expense of $118.9 million for 2013. This increase was due to an increase in our full cost pool as a result of our capital activities as well as an increase in our production, partially offset by an increase in our total proved reserves volume used to calculate our total DD&A expense.
General and Administrative Expenses. Net general and administrative expenses increased to $38.3 million for the year ended December 31, 2014 from $22.5 million for the year ended December 31, 2013. This $15.8 million increase was due to an increase in salaries, stock compensation expenses and benefits resulting from an increased number of employees, increases in legal expenses, corporate fees, consulting fees, rent expense associated with office space, bank service charges, computer support and franchise taxes, partially offset by an increase in general and administrative costs related to exploration and development activity capitalized to the full cost pool.
Accretion Expense. Accretion expense remained relatively flat at $0.8 million for the years ended December 31, 2014 and 2013.

Interest Expense. Interest expense increased to $24.0 million for the year ended December 31, 2014 from $17.5 million for the year ended December 31, 2013 due primarily to our issuance of $300.0 million of additional 7.75% Senior Notes due 2020 and increased borrowings under our revolving credit facility. On August 18, 2014, we issued $300.0 million aggregate principal amount of our 7.75% Senior Notes due 2020, a portion of the net proceeds from which was used to repay all outstanding borrowings under our revolving credit facility. Total weighted debt outstanding under our revolving credit facility was $22.8 million for the year ended December 31, 2014 as compared to no borrowings outstanding under such facility for 2013. Additionally, we capitalized approximately $9.7 million and $7.1 million in interest expense to undeveloped oil and natural gas properties during the years ended December 31, 2014 and December 31, 2013, respectively. This increase in capitalized interest in the 2014 period was the result of an increase in our undeveloped oil and natural gas properties.
Income Taxes. As of December 31, 2014, we had a net operating loss carry forward of approximately $3.1 million, in addition to numerous temporary differences, which gave rise to a net deferred tax liability. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management's opinion, it is more likely than not that some portion will not be realized. At December 31, 2014, a valuation allowance of $3.1 million had been provided for state net operating loss and federal tax credit deferred tax assets based on the uncertainty these assets may be realized. We recognized an income tax expense from continuing operations of $153.3 million for the year ended December 31, 2014.
Comparison of the Years Ended December 31, 2013 and December 31, 2012
We reported net income of $153.2 million for the year ended December 31, 2013 as compared to $68.4 million for the year ended December 31, 2012. This 124% increase in period-to-period net income was due primarily to $220.1 million of income recognized from our equity method investment in Diamondback and a 60% increase in net production to 24,709 MMcfe from 15,436 MMcfe, partially offset by a 34% decrease in realized Mcfe prices to $10.61 from $16.11, a $2.4 million increase in lease operating expenses, a $10.6 million increase in midstream gathering and processing expenses, an $8.7 million increase in general and administrative expenses, a $10.0 million increase in interest expense and a $71.8 million increase in income tax expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Oil and Gas Revenues. For the year ended December 31, 2013, we reported oil and natural gas revenues of $262.2 million as compared to oil and natural gas revenues of $248.6 million during 2012. This $13.6 million, or 5%, increase in revenues was primarily attributable to a 60% increase in net production to 24,709 MMcfe from 15,436 MMcfe, partially offset by a 34% decrease in realized Mcfe prices to $10.61 from $16.11, for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
The following table summarizes our oil and natural gas production and related pricing for the years ended December 31, 2013 and December 31, 2012:

	Year Ended December 31,
	2013	2012
Oil production volumes (MBbls)	2,317	2,323
Gas production volumes (MMcf)	8,891	1,108
Natural gas liquids production volumes (MGal)	13,416	2,714
Gas equivalents (MMcfe)	24,709	15,436
Average oil price (per Bbl)	$96.74	$104.46
Average gas price (per Mcf)	$2.36	$2.91
Average natural gas liquids (per Gal)	$1.27	$0.98
Gas equivalents (per Mcfe)	$10.61	$16.11

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $26.7 million for the year ended December 31, 2013 from $24.3 million for the year ended December 31, 2012. This increase was mainly the result of an increase in expenses related to property taxes, compressor rentals, compressor repairs and maintenance, contract pumpers, environmental services, insurance expense and salt water disposal.

Production Taxes. Production taxes decreased to $26.9 million for the year ended December 31, 2013 from $29.0 million for 2012. This decrease was primarily related to changes in our product mix and production location.
Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased by $10.6 million to $11.0 million for the year ended December 31, 2013 from $0.4 million for 2012. This increase was primarily the result of midstream expenses related to our production volumes in the Utica Shale resulting from our 2013 drilling activities.
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
Liquidity and Capital Resources
Overview. Historically, our primary sources of funds have been cash flow from our producing oil and natural gas properties, borrowings under our credit facility and the issuances of equity and debt securities. Our ability to access any of these sources of funds can be significantly impacted by decreases in oil and natural gas prices or oil and natural gas production. During 2014, we received net proceeds of $312.0 million from the sale of our 7.750% Senior Notes due 2020. In addition, we received an aggregate of $258.4 million in net proceeds from the sale of shares of our Diamondback common stock in 2014. We also received net proceeds of $84.8 million from the sale of Blackhawk's equity interest in Ohio Gathering Company, LLC and Ohio Condensate Company, LLC. In January 2013, we received $32.8 million of net proceeds from the underwriters' exercise of their option to purchase the remaining shares of common stock subject to the over-allotment option granted in connection with our December 2012 equity offering. In 2013, we received an aggregate of $733.8 million from the sale of shares of our common stock. In addition, we received an aggregate of $192.7 million in net proceeds from the sale of shares of our Diamondback common stock in 2013.

Net cash flow provided by operating activities was $409.9 million for the year ended December 31, 2014 as compared to net cash flow provided by operating activities of $191.1 million for 2013. This increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 255% increase in our net Mcfe production, partially offset by a 28% decrease in net realized Mcfe prices.
Net cash flow provided by operating activities was $191.1 million for the year ended December 31, 2013, as compared to net cash flow provided by operating activities of $199.2 million for 2012. This decrease was primarily the result of an decrease in cash receipts from our oil and natural gas purchasers due to a 34% decrease in our net realized Mcfe prices, partially offset by a 60% increase in net Mcfe production.
Net cash used in investing activities for the year ended December 31, 2014 was $1.1 billion as compared to $664.3 million for 2013. During the year ended December 31, 2014, we spent $1,329.3 million in additions to oil and natural gas properties, of which $503.8 million was spent on our 2014 drilling and recompletion programs, $317.8 million was spent on expenses attributable to the wells drilled and recompleted during 2013, $7.8 million was spent on compressors and other facility enhancements, $7.5 million was spent on plugging costs, $257.8 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale, and $179.5 million was spent on the acquisition of producing properties and non-producing leasehold interests from Rhino, with the remainder attributable mainly to capitalized general and administrative expenses. In addition, $18.8 million was invested in Grizzly and $45.2 million was invested in our other equity investments during the year ended December 31, 2014. We also received $258.4 million from the sale of shares of Diamondback common stock during 2014. During the year ended December 31, 2014, we used cash from operations and proceeds from our 2013 equity and 2014 debt offerings for our investing activities.
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
Net cash provided by financing activities for the year ended December 31, 2014 was $410.2 million as compared to net cash provided by financing activities of $765.1 million for 2013. The 2014 amount provided by financing activities is primarily attributable to the net proceeds of $312.0 million from our 2014 debt offering and net borrowings under our revolving credit facility.
Net cash provided by financing activities for the year ended December 31, 2013 was $765.1 million as compared to $714.6 million for 2012. The 2013 amount provided by financing activities is primarily attributable to the net proceeds of $765.1 million from our 2013 equity offerings.
Credit Facility. On September 30, 2010, we entered into a senior secured revolving credit facility with The Bank of Nova Scotia, as the lead arranger and administrative agent and certain lenders from time to time party thereto. On December 27, 2013, we amended and restated that credit agreement in its entirety. The amended and restated credit agreement provided for an increase in the maximum facility amount from $350.0 million to $1.5 billion, with an increase in borrowing base availability as of December 27, 2013 from $50.0 million to $150.0 million. The amended and restated credit agreement matures on June 6, 2018.
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
On November 26, 2014, we entered into a second amendment to the amended and restated credit agreement. The second amendment changed the definition of EBITDAX to exclude proceeds from the disposition of equity method investments and changed the ratio of funded debt to EBITDAX to be the ratio of net funded debt to EBITDAX. Net funded debt is funded debt less the amount of cash and short-term investments at the end of the relevant fiscal quarter. The second amendment requires the ratio of net funded debt to EBITDAX to be less than 3.50 to 1.00 for the period December 31, 2014 through June 30, 2015 and then less than 3.25 to 1.00 for the periods thereafter. Further, the second amendment increased the letter of credit sublimit from $70.0 million to $125.0 million and provided for an increase in the borrowing base availability from $275.0 million to $450.0 million. The Bank of Nova Scotia, as sole lead arranger and administrative agent of our revolving credit facility, as part of the regular spring 2015 borrowing base redetermination process, informed us that it will be recommending to the lending syndicate an increase in our borrowing base under this facility from $450.0 million to $575.0 million. We expect final approval and implementation of the borrowing base increase to be completed within the next 30 to 45 days by the lending syndicate. As of December 31, 2014, $100.0 million was outstanding under our revolving credit facility and total funds available for borrowing, after giving effect to an aggregate of $43.6 million of letters of credit, were $306.4 million. This facility is secured by substantially all of our assets. Our wholly-owned subsidiaries guarantee our obligations under our revolving credit facility.
Advances under our revolving credit agreement may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 0.50% to 1.50%, plus (2) the highest of: (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 1.50% to 2.50%, plus (2) the London interbank offered rate that appears on pages LIBOR01 or LIBOR02 of the Reuters screen that displays such rate for deposits in U.S. dollars, or, if such rate is not available, the rate as administered by ICE Benchmark Administration (or any other person that takes over administration of such rate) per annum equal to the offered rate on such other page or other service that displays an average London interbank offered rate as administered by ICE Benchmark Administration (or any other person that takes over the administration of such rate) for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. At December 31, 2014, amounts borrowed under the revolving credit facility bore interest at the eurodollar rate (1.91%).

Our revolving credit facility contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries' ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in our revolving credit facility. Our revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of net funded debt to EBITDAX (net income, excluding (i) any non-cash revenue or expense associated with swap contracts resulting from ASC 815 and (ii) any cash or non-cash revenue or expense attributable to minority investment plus without duplication and, in the case of expenses, to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges,(e) exploration costs deducted in determining net income under successful efforts accounting, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings (provided that expenses related to any unsuccessful dispositions will be limited to $3.0 million in the aggregate) for a twelve-month period may not be greater than 3.50 to 1.00 for the period December 31, 2014 through June 30, 2015 and 3.25 to 1.00 for the twleve-month period ending September 30, 2015 and periods thereafter; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with these financial covenants at December 31, 2014.
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
On December 21, 2012, we issued an additional $50.0 million in aggregate principal amount of our 7.75% Senior Notes due 2020, or the December Notes, to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The December Notes were issued as additional securities under the existing senior note indenture. We used a portion of the net proceeds from the offering of the October Notes to repay all amounts outstanding at such time under our revolving credit facility. We used the remaining net proceeds of the offering of the October Notes and the net proceeds of the offering of the December Notes for general corporate purposes, which includes funding a portion of our 2013 capital development plan. The October Notes and the December Notes were exchanged for substantially identical notes in the same aggregate principal amount that were registered under the Securities Act in October 2013.

On August 18, 2014, we issued an additional $300.0 million in aggregate principal amount of our 7.75% Senior Notes due 2020, or the August Notes, to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The August Notes were issued as additional securities under the existing senior note indenture. We used a portion of the net proceeds from the offering of the August Notes to repay all amounts outstanding at such time under our revolving credit facility. We used the remaining net proceeds from this offering for general corporate purposes, including funding a portion of our 2014 capital development plans.
In connection with the issuance of the August Notes, we and the subsidiary guarantors entered into a registration rights agreement with the initial purchasers on August 18, 2014, pursuant to which we and the subsidiary guarantors have agreed to file a registration statement with respect to an offer to exchange the August Notes for a new issue of substantially identical debt securities registered under the Securities Act. The registration statement relating to the exchange offer for the August Notes was filed on November 6, 2014, as amended on February 3, 2015, and declared effective by the SEC on February 4, 2015. The exchange offer for the August Note is expected to be completed on or about March 10, 2015.
Under the senior note indenture, interest on the Exchange Notes and the August Notes (which we refer together as the Notes) accrues at a rate of 7.75% per annum on the outstanding principal amount from October 17, 2012, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013. The Notes are senior unsecured obligations and rank equally in the right of payment with all of our other senior indebtedness and senior in right of payment to any of our future subordinated indebtedness. All of our existing and future restricted subsidiaries that guarantee our secured revolving credit facility or certain other debt guarantee the Notes, provided, however, that the Notes are not guaranteed by Grizzly Holdings, Inc. and will not be guaranteed by any of our future unrestricted subsidiaries. The guarantees rank equally in the right of payment with all of the senior indebtedness of the subsidiary guarantors and senior in the right of payment to any future subordinated indebtedness of the subsidiary guarantors. The Notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness (including all borrowings and other obligations under our revolving credit facility) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries that do not guarantee the Notes.
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
Of our net reserves at December 31, 2014, 51.4% were categorized as proved undeveloped. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved developed reserves, or both. To realize reserves and increase production, we must continue our exploratory drilling, undertake other replacement activities or use third parties to accomplish those activities.

During 2014, we spud 85 gross (67.2 net) wells in the Utica Shale for a total cost of approximately $583.5 million. We currently expect our 2015 capital expenditures to be $400.0 million to $430.0 million to drill 46 to 52 gross (28 to 32 net) horizontal wells and commence sales from 49 to 53 gross (42 to 46 net) wells on our Utica Shale acreage. As of February 25, we had four operated horizontal rigs drilling in the play, but plan to release one of these rigs by the end of the first quarter 2015. We also anticipate an additional 11 to 16 gross (four to six net) horizontal wells will be drilled, and sales commenced from 50 to 64 gross (seven to nine net) horizontal wells, on our Utica Shale acreage by other operators for estimated 2015 expenditures of $125.0 million to $140.0 million. In addition, we currently expect to spend $85.0 million to $95.0 million in 2015 to acquire additional acreage in the Utica Shale.
During 2014, we recompleted 91 existing wells and spud 29 new wells for a total cost of approximately $70.0 million at our WCBB field. In our Hackberry fields, in 2014, we recompleted 70 existing wells and spud 16 new wells for a total cost of approximately $43.4 million. We currently expect our 2015 capital expenditures to be $20.0 million to $25.0 million for maintenance capital expenditures and recompletions in Southern Louisiana.
During 2014, no new wells were spud on our Niobrara Formation acreage. We do not currently anticipate any capital expenditures in the Niobrara Formation in 2015.
During the third quarter of 2006, we purchased a 24.9% interest in Grizzly. As of December 31, 2014, our net investment in Grizzly was approximately $180.2 million. Our capital requirements in 2014 for Grizzly were approximately $18.8 million, primarily for the expenses associated with the construction of the Algar Lake facility. Effective October 5, 2012, Grizzly entered into a $125.0 million revolving credit facility, of which $75.0 million has been borrowed to fund additional infrastructure relating to the Algar Lake facility and other future development projects. We do not currently anticipate any material capital expenditures in 2015 related to Grizzly's activities.
We had capital expenditures of approximately $1.2 million during the year ended December 31, 2014 related to our interests in Thailand. We do not currently anticipate any capital expenditures in Thailand in 2015.
In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. In 2013, we participated in the formation of Stingray Energy with an initial ownership interest of 50%. Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. In 2012, we participated in the formation of Stingray Pressure, Stingray Cementing, and Stingray Logistics, with an initial ownership interest in each entity of 50%. These entities provide well completion and other well services. In 2012, we also participated in the formation of Blackhawk and Timber Wolf with an initial ownership interest of 50% in each entity. Blackhawk coordinates gathering, compression, processing and marketing activities in connection with the development of our Utica Shale acreage and Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. Also in 2012, we acquired a 22.5% equity interest in Midstream which owns a 28.4% equity interest in a gas processing plant in West Texas. In 2011 and 2012, we acquired an aggregate 40% equity interest in Bison which owns and operates drilling rigs and related equipment. Also in 2011, we acquired a 25% interest in Muskie which is engaged in the processing and sale of hydraulic fracturing grade sand. In 2014, we acquired a 25% equity interest in Sturgeon which owns and operates sand mines that produce hydraulic fracturing grade sand. See Note 5 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments. During the year ended December 31, 2014, we invested approximately $43.6 million in these entities. In 2015, we do not currently anticipate any capital expenditures related to these entities. We are currently evaluating strategic alternatives with respect to these oil field service entities. In the fourth quarter of 2014, we contributed our investments in Stingray Pressure, Stingray Logistics, Bison and Muskie to Mammoth in exchange for a 30.5% limited partner interest in this newly formed limited partnership. Mammoth has filed a registration statement on Form S-1 with the SEC in connection with its contemplated initial public offering which it intends to pursue in 2015 subject to market conditions. In January 2014, Blackhawk completed the sale of its equity interests in Ohio Gathering Company, LLC and Ohio Condensate Company, LLC for a purchase price of $190.0 million, of which we received $84.8 million in net proceeds. Subsequent to December 31, 2014, we received net proceeds of $7.2 million from the release of escrow from the Blackhawk sale.
Our total capital expenditures for 2015 are currently estimated to be in the range of $545.0 million to $595.0 million. In addition, we currently expect to spend $85.0 million to $95.0 million in 2015 to acquire additional Utica Shale acreage. Approximately 96% of our 2015 estimated capital expenditures are currently expected to be spent in the Utica Shale. This range is down from the $872.9 million spent in 2014, excluding Utica leasehold acquisitions and the Rhino acquisition, primarily due to current commodity prices and a desire to maintain a strong liquidity position. During 2014, we continued to focus on operational efficiencies in an effort to reduce our overall well costs. Further, due in large part to the significant decline in commodity prices, we have been able to negotiate reductions in service costs with our vendors. We continue to see improvement in our service costs and expect that our operational efficiencies, combined with our service costs reductions, will lower our overall well costs by approximately 15% during 2015. We intend to continue to monitor pricing and cost developments and make adjustments to our future capital expenditure programs as warranted.
We believe that our cash on hand, cash flow from operations, the January 2015 escrow distribution from Blackhawk and borrowings under our revolving credit facility will be sufficient to meet our normal recurring operating needs and capital requirements for the next twelve months. In the event we elect to further expand or accelerate our drilling program or pursue additional acquisitions, or Grizzly's oil sands projects require additional investments, we may be required to obtain additional funds which we would seek to do through traditional borrowings, offerings of debt or equity securities or other means, including the sale of assets. We regularly evaluate new acquisition opportunities. Needed capital may not be available to us on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to delay or curtail implementation of our business plan or not be able to complete acquisitions that may be favorable to us.
Commodity Price Risk
The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. During the past six years, the posted price for West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate or WTI, has ranged from a low of $34.03 per barrel, or Bbl, in February 2009 to a high of $113.39 per Bbl in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.82 per MMBtu in April 2012 to a high of $7.51 per MMBtu in January 2010. During 2014, WTI prices ranged from $52.87 to $100.54 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.89 to $4.91 per MMBtu. On January 20, 2015, the WTI posted price for crude oil was $46.47 per Bbl and the Henry Hub spot market price of natural gas was $2.82 per MMBtu, representing decreases of 54% and 43%, respectively, from the high of $100.54 per Bbl of oil and $4.91 per MMBtu for natural gas during 2014. If the prices of oil and natural gas continue at current levels or decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.
See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for information regarding our open fixed price swaps at December 31, 2014.
Commitments
In connection with our acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller's (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we can access the trust for use in plugging and abandonment charges associated with the property. As of December 31, 2014, the plugging and abandonment trust totaled approximately $3.1 million. At December 31, 2014, we have plugged 450 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.
Contractual and Commercial Obligations
The following table sets forth our contractual and commercial obligations at December 31, 2014:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
7.75% senior unsecured notes due 2020 (1)	$877,127	$46,500	$93,000	$93,000	$644,627
Revolving credit agreement	100,000	—	—	100,000	—
Asset retirement obligations	17,938	75	474	852	16,537
Employment agreements	933	400	533	—	—
Building loan (2)	1,826	168	1,658	—	—
Firm transportation contracts	2,403,828	83,871	261,064	289,120	1,769,773
Purchase obligations (3)	196,650	52,440	104,880	39,330	—
Operating leases	1,610	615	975	20	—
Total	$3,599,912	$184,069	$462,584	$522,322	$2,430,937
_____________________
(1) Includes estimated interest of $46.5 million due in less than one year; $93.0 million due in 1-3 years; $93.0 million due in 3-5 years and $44.6 million due thereafter.

(2)	Does not include estimated interest of $102,000 due in less than one year and $16,000 due in 1-3 years.

(3)	The purchasing obligations reported above represent our minimum financial commitment pursuant to the terms of these contracts.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2014.
New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other material disposal transactions that do not meet the revised definition of a discontinued operation. Under the updated standard, a disposal of a component or group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components of the entity (1) has been disposed of by a sale, (2) has been disposed of other than by sale or (3) is classified as held for sale. The ASU is effective for annual and interim periods beginning after December 15, 2014, however, early adoption is permitted. We early adopted this ASU on a prospective basis beginning with the second quarter of 2014. The adoption did not have a material impact on our consolidated financial statements.
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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During the past six years, the posted price for West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate or WTI, has ranged from a low of $34.03 per barrel, or Bbl, in February 2009 to a high of $113.39 per Bbl in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.82 per MMBtu in April 2012 to a high of $7.51 per MMBtu in January 2010. During 2014, WTI prices ranged from $52.87 to $100.54 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.89 to $4.91 per MMBtu. On January 20, 2015, the WTI posted price for crude oil was $46.47 per Bbl and the Henry Hub spot market price of natural gas was $2.82 per MMBtu, representing decreases of 54% and 43%, respectively, from the high of $100.54 per Bbl of oil and $4.91 per MMBtu for natural gas during 2014. If the prices of oil and natural gas continue at current levels or decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swaps and swaptions at December 31, 2014:

	Volume (MMBtu per day)	Weighted Average Price ($ per MMBtu)

Fixed Price Swaps and Swaptions:
January 2015 - March 2015	190,625	$4.12
April 2015	191,250	$4.05
May 2015 - June 2015	201,250	$4.05
July 2015 - September 2015	216,875	$4.04
October 2015 - December 2015	232,500	$4.04
January 2015 - March 2016	172,500	$3.99
April 2016	162,500	$3.99
May 2016 - December 2016	92,500	$3.97
January 2017 - June 2017	62,500	$3.96

In January and February of 2015, we entered into fixed price swaps for 1,000 barrels of oil per day at a weighted average price of $62.25 per barrel. For the period of September 2015 through December 2015, we entered into fixed price swaps for 30,000 MMBtu of natural gas per day at a weighted average price of $3.40 per MMBtu. For the period from January 2016 through December 2017, we entered into fixed price swaps for 80,000 MMBtu of natural gas per day at a weighted average price of $3.45 per MMBtu. For the period from January 2018 through December 2018, we entered into fixed price swaps for 30,000 MMBtu of natural gas per day at a weighted average price of $3.40 per MMBtu. Our fixed price swap contracts are tied to the commodity prices on NYMEX. We will receive the fixed price amount stated in the contract and pay to our counterparty the current market price as listed on NYMEX for natural gas.

In February 2015, we entered into natural gas basis swap positions, which settle on the pricing index to basis differential of MichCon to the NYMEX Henry Hub natural gas price for 30,000 MMBtu per day at a hedge differential of $.02 for the period from March 2015 through December 2016 and for 10,000 MMBtu per day at a hedge differential of $.01 for the period from March 2015 through December 2016.

Under our 2015 contracts, we have hedged approximately 47% to 52% of our expected 2015 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These fixed price swaps are accounted for as cash flow hedges and recorded at fair value pursuant to FASB ASC 815 and related pronouncements. At December 31, 2014, we had a net asset derivative position of $102.8 million as compared to a net liability derivative position of $22.8 million as of December 31, 2013, related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $42.1 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $42.1 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Our revolving credit facility is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. At December 31, 2014, amounts borrowed under our revolving credit facility bore interest at the Eurodollar rate of 1.91%. A 1% increase in interest rates would increase interest expense by approximately $1.0 million per year, based on $100.0 million outstanding under our revolving credit facility as of December 31, 2014. As of December 31, 2014, we did not have any interest rate swaps to hedge our interest risks.

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
As of December 31, 2014, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures are effective.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2014.
Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements for the year ended December 31, 2014 included with this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2014, as stated in their accompanying report.

/s/ Michael G. Moore		/s/ Aaron Gaydosik
Name:	Michael G. Moore	Name:	Aaron Gaydosik
Title:	Chief Executive Officer and President	Title:	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Gulfport Energy Corporation:

We have audited the internal control over financial reporting of Gulfport Energy Corporation and Subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014 and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Oklahoma City, Oklahoma
February 27, 2015

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
Reference is also made to the Financial Statements of Diamondback Energy, Inc. (“Diamondback”) that have been included on pages F-1 to F-54 in Diamondback’s Annual Report on Form 10-K (File No. 001-35700) filed with the SEC on February 20, 2015, as such Annual Report on Form 10-K may be amended from time to time, which Financial Statements are incorporated herein by reference.

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

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 12, 2006).

3.5	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 23, 2013).

3.6	Second Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on May 2, 2014).

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

4.3
First Supplemental Indenture, dated December 21, 2012, among Gulfport Energy Corporation, subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 26, 2012).

4.4
Second Supplemental Indenture, dated August 18, 2014, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on August 19, 2014).

4.5
Registration Rights Agreement, dated as of August 18, 2014, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.4 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on August 19, 2014).

10.1+	2013 Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-4, File No. 333-189992, filed by the Company with the SEC on July 17, 2013).

10.2+	2014 Executive Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 7, 2014).

10.3+*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

10.4+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Form 10-K, File No. 000-19514, filed by the Company with the SEC on February 28, 2014).

10.5+
Consulting Agreement, effective as of June 14, 2013, by and between the Company and Mike Liddell (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on June 19, 2013).

10.6+
Separation and Release Agreement, dated as of January 31, 2014, by and between the Company and James D. Palm (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on February 4, 2014).

10.7+
Employment Agreement, entered into on April 30, 2014, by and between Gulfport Energy Corporation and Michael G. Moore (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4/A, File No. 333-199905, filed by the Company with the SEC on February 3, 2015).

10.8
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

10.9
First Amendment to Amended and Restated Credit Agreement, dated as of April 23, 2014, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, sole lead arranger and sole bookrunner, Amegy Bank National Association, as syndication agent, KeyBank National Association, as documentation agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 28, 2014).

10.10
Second Amendment to Amended and Restated Credit Agreement, dated as of November 26, 2014, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 3, 2014).

10.11#
Sand Supply Agreement, effective as of October 1, 2014, by and between Muskie Proppant LLC and Gulfport Energy Corporation (incorporated by reference to Exhibit 10.1 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 7, 2014).

10.12#
Amended and Restated Master Services Agreement, effective as of October 1, 2014, by and between Gulfport Energy Corporation and Stingray Pressure Pumping LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 7, 2014).

10.13+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4, File No. 333-199905, filed by the Company with the SEC on November 6, 2014).

10.14
Investor Rights Agreement, dated as of October 11, 2012, between Gulfport Energy Corporation and Diamondback Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 17, 2012).

14	Code of Ethics (incorporated by reference to Exhibit 14 of Form 8-K, File No. 000-19514, filed by the Company with the SEC on February 14, 2006).

21*	Subsidiaries of the Registrant.

23.1*	Consent of Grant Thornton LLP.

23.2*	Consent of Ryder Scott Company.

23.3*	Consent of Netherland, Sewell & Associates, Inc.

23.4*	Consent of Grant Thornton LLP with respect to financial statements of Diamondback Energy, Inc.

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

99.1*	Report of Ryder Scott Company.

99.2*	Report of Netherland, Sewell & Associates, Inc.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith, not filed.

+	Management contract, compensatory plan or arrangement.

#	Confidential treatment with respect to certain portions of this agreement was granted by the SEC on January 16, 2015, which portions have been omitted and filed separately with the SEC.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2015

GULFPORT ENERGY CORPORATION

By:	/s/ MICHAEL G. MOORE
Michael G. Moore Chief Executive Officer and President
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2015	By:	/s/ MICHAEL G. MOORE
Michael G. Moore Chief Executive Officer and President (Principal Executive Officer)

Date:	February 27, 2015	By:	/s/ DAVID L. HOUSTON
David L. Houston Chairman of the Board and Director

Date:	February 27, 2015	By:	/s/ AARON GAYDOSIK
Aaron Gaydosik Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	February 27, 2015	By:	/s/ DONALD DILLINGHAM
Donald Dillingham Director

Date:	February 27, 2015	By:	/s/ CRAIG GROESCHEL
Craig Groeschel Director

Date:	February 27, 2015	By:	/s/ SCOTT E. STRELLER
Scott E. Streller Director

Date:	February 27, 2015	By:	/s/ BEN T. MORRIS
Ben T. Morris Director

S-1

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Gulfport Energy Corporation:
We have audited the accompanying consolidated balance sheets of Gulfport Energy Corporation (a Delaware Corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gulfport Energy Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Oklahoma City, Oklahoma
February 27, 2015

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$142,340	$458,956
Accounts receivable—oil and gas	103,858	58,824
Accounts receivable—related parties	46	2,617
Prepaid expenses and other current assets	3,714	2,581
Deferred tax asset	—	6,927
Short-term derivative instruments	78,391	324
Note receivable - related party	—	875
Total current assets	328,349	531,104
Property and equipment:
Oil and natural gas properties, full-cost accounting, $1,465,538 and $1,020,835 excluded from amortization in 2014 and 2013, respectively	3,923,154	2,477,178
Other property and equipment	18,344	11,131
Accumulated depletion, depreciation, amortization and impairment	(1,050,879)	(784,717)
Property and equipment, net	2,890,619	1,703,592
Other assets:
Equity investments ($0 and $178,708 attributable to fair value option in 2014 and 2013, respectively)	369,581	440,068
Derivative instruments	24,448	521
Other assets	19,396	17,851
Total other assets	413,425	458,440
Total assets	$3,632,393	$2,693,136
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$371,410	$190,707
Asset retirement obligation—current	75	795
Short-term derivative instruments	—	12,280
Deferred tax liability	27,070	—
Current maturities of long-term debt	168	159
Total current liabilities	398,723	203,941
Long-term derivative instrument	—	11,366
Asset retirement obligation—long-term	17,863	14,288
Deferred tax liability	203,195	114,275
Long-term debt, net of current maturities	716,316	299,028
Total liabilities	1,336,097	642,898
Commitments and contingencies (Notes 16 and 17)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock - $.01 par value, 200,000,000 authorized, 85,655,438 issued and outstanding in 2014 and 85,177,532 in 2013	856	851
Paid-in capital	1,828,602	1,813,058
Accumulated other comprehensive loss	(26,675)	(9,781)
Retained earnings	493,513	246,110
Total stockholders’ equity	2,296,296	2,050,238
Total liabilities and stockholders’ equity	$3,632,393	$2,693,136
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands, except share data)
Revenues:
Oil and condensate sales	$247,381	$224,129	$242,708
Gas sales	329,254	21,015	3,225
Natural gas liquid sales	94,127	17,081	2,668
Other income	504	528	325
	671,266	262,753	248,926
Costs and expenses:
Lease operating expenses	52,191	26,703	24,308
Production taxes	24,006	26,933	28,957
Midstream gathering and processing	64,467	11,030	443
Depreciation, depletion and amortization	265,431	118,880	90,749
General and administrative	38,290	22,519	13,808
Accretion expense	761	717	698
(Gain) loss on sale of assets	(11)	508	(7,300)
	445,135	207,290	151,663
INCOME FROM OPERATIONS	226,131	55,463	97,263
OTHER (INCOME) EXPENSE:
Interest expense	23,986	17,490	7,458
Interest income	(195)	(297)	(72)
Litigation settlement	25,500	—	—
Gain on contribution of investments	(84,470)	—	—
Income from equity method investments	(139,434)	(213,058)	(8,322)
	(174,613)	(195,865)	(936)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	400,744	251,328	98,199
INCOME TAX EXPENSE	153,341	98,136	26,363
INCOME FROM CONTINUING OPERATIONS	247,403	153,192	71,836
DISCONTINUED OPERATIONS
Loss on disposal of Belize properties, net of tax	—	—	3,465
NET INCOME	$247,403	$153,192	$68,371
NET INCOME PER COMMON SHARE:
Basic net income from continuing operations per share	$2.90	$1.98	$1.28
Basic net income from discontinued operations, net of tax, per share	—	—	(0.06)
Basic net income per share	$2.90	$1.98	$1.22
Diluted net income from continuing operations per share	$2.88	$1.97	$1.27
Diluted net income from discontinued operations, net of tax, per share	—	—	(0.06)
Diluted net income per share	$2.88	$1.97	$1.21
Weighted average common shares outstanding—Basic	85,445,963	77,375,683	55,933,354
Weighted average common shares outstanding—Diluted	85,813,182	77,861,646	56,417,488

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$247,403	$153,192	$68,371
Foreign currency translation adjustment	(16,894)	(12,223)	1,355
Change in fair value of derivative instruments (1)	—	(4,419)	(8,452)
Reclassification of settled contracts (2)	—	10,290	1,005
Other comprehensive loss	(16,894)	(6,352)	(6,092)
Comprehensive income	$230,509	$146,840	$62,279

(1) Net of $4.3 million and $(4.3) million in taxes for the years ended December 31, 2013 and 2012, respectively. No taxes were recorded in the year ended 2014.

(2) Net of $(0.5) million and $0.5 million in taxes for the years ended December 31, 2013 and 2012, respectively. No taxes were recorded in the year ended 2014.

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2012	55,621,371	$556	$604,584	$2,663	$24,547	$632,350
Net income	—	—	—	—	68,371	68,371
Other Comprehensive Loss	—	—	—	(6,092)	—	(6,092)
Stock Compensation	—	—	4,688	—	—	4,688
Issuance of Common Stock in public offerings, net of related expenses	11,750,000	118	426,789	—	—	426,907
Issuance of Restricted Stock	135,015	—	—	—	—	—
Issuance of Common Stock through exercise of options	21,000	—	184	—	—	184
Balance at December 31, 2012	67,527,386	674	1,036,245	(3,429)	92,918	1,126,408
Net income	—	—	—	—	153,192	153,192
Other Comprehensive Loss	—	—	—	(6,352)	—	(6,352)
Stock Compensation	—	—	10,495	—	—	10,495
Issuance of Common Stock in public offerings, net of related expenses	17,287,500	173	764,922	—	—	765,095
Issuance of Restricted Stock	237,646	3	(3)	—	—	—
Issuance of Common Stock through exercise of options	125,000	1	1,399	—	—	1,400
Balance at December 31, 2013	85,177,532	851	1,813,058	(9,781)	246,110	2,050,238
Net income	—	—	—	—	247,403	247,403
Other Comprehensive Loss	—	—	—	(16,894)	—	(16,894)
Stock Compensation	—	—	14,860	—	—	14,860
Issuance of Restricted Stock	272,665	3	(3)	—	—	—
Issuance of Common Stock through exercise of options	205,241	2	687			689
Balance at December 31, 2014	85,655,438	$856	$1,828,602	$(26,675)	$493,513	$2,296,296

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$247,403	$153,192	$68,371
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount—Asset Retirement Obligation	761	717	698
Depletion, depreciation and amortization	265,431	118,880	90,749
Stock-based compensation expense	8,916	6,297	2,813
Gain from equity investments	(54,171)	(212,714)	(8,322)
Gain on contribution of investments	(84,470)	—	—
Interest income - note receivable	(46)	(26)	(2)
Unrealized (gain) loss on derivative instruments	(121,148)	18,189	144
Deferred income tax expense	122,917	84,951	24,120
Amortization of loan commitment fees	1,685	1,012	640
Amortization of note discount and premium	(533)	298	59
Write off of loan commitment fees	—	—	1,143
Loss on disposal of assets	—	—	5,702
Gain on sale of assets	—	—	(7,300)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(45,034)	(33,209)	2,404
Decrease (increase) in accounts receivable—related party	2,571	32,231	(30,117)
Increase in prepaid expenses	(1,133)	(1,075)	(179)
Increase in other assets	—	(4,523)	—
Increase in accounts payable and accrued liabilities	73,925	29,310	50,506
Settlement of asset retirement obligation	(7,201)	(2,465)	(2,271)
Net cash provided by operating activities	409,873	191,065	199,158
Cash flows from investing activities:
Deductions to cash held in escrow	8	8	8
Additions to other property and equipment	(7,030)	(2,322)	(638)
Additions to oil and gas properties	(1,329,277)	(808,183)	(757,192)
Proceeds from sale of other property and equipment	—	113	140
Proceeds from sale of oil and gas properties	4,404	—	63,590
Repayments (advances) on note receivable to related party	875	(875)	—
Proceeds from sale of investments	258,362	192,737	—
Contributions to equity method investments	(63,999)	(47,014)	(147,307)
Distributions from equity method investments	—	1,276	820
Net cash used in investing activities	(1,136,657)	(664,260)	(840,579)
Cash flows from financing activities:
Principal payments on borrowings	(115,690)	(149)	(158,639)
Borrowings on line of credit	215,000	—	158,500
Proceeds from bond issuance	318,000	—	296,835
Debt issuance costs and loan commitment fees	(7,831)	(1,283)	(9,175)
Proceeds from issuance of common stock, net of offering costs	689	766,495	427,091
Net cash provided by financing activities	410,168	765,063	714,612
Net (decrease) increase in cash and cash equivalents	(316,616)	291,868	73,191
Cash and cash equivalents at beginning of period	458,956	167,088	93,897
Cash and cash equivalents at end of period	$142,340	$458,956	$167,088
Supplemental disclosure of cash flow information:
Interest payments	$28,646	$24,280	$1,461
Income tax payments	$23,800	$2,761	$261
Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$5,944	$4,198	$1,875
Asset retirement obligation capitalized	$9,295	$3,556	$2,195
Interest capitalized	$9,687	$7,132	$—
Foreign currency translation (loss) gain on investment in Grizzly Oil Sands ULC	$16,894	$(12,223)	$1,355
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Gulfport Energy Corporation (“Gulfport” or the “Company”) is an independent oil and gas exploration, development and production company with its principal properties located in the Utica Shale primarily in Eastern Ohio, along the Louisiana Gulf Coast and in Western Colorado in the Niobrara Formation, and has investments in companies operating in the United States, Canada and Thailand.
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
Accounts Receivable
The Company’s accounts receivable—oil and gas primarily are from companies in the oil and gas industry. The majority of its receivables are from three purchasers of the Company’s oil and gas and receivables from joint interest owners on properties the Company operates. Credit is extended based on evaluation of a customer’s payment history and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, amounts which may be obtained by an offset against production proceeds due the customer and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No allowance was deemed necessary at December 31, 2014 and December 31, 2013.
Oil and Gas Properties
The Company uses the full cost method of accounting for oil and gas operations. Accordingly, all costs, including nonproductive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and gas properties, are capitalized. Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for 2014, 2013 and 2012, adjusted for any contract provisions or financial derivatives, if any, that hedge the Company’s oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required.
Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting barrels to gas at the ratio of one barrel of oil to six Mcf of gas. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and gas reserves. Oil and gas properties not subject to amortization consist of the cost of unproved leaseholds and totaled $1.5 billion and $1.0 billion at December 31, 2014 and December 31, 2013, respectively. These costs are reviewed quarterly by management for impairment. If impairment has occurred, the portion of cost in excess of the current value is transferred to the cost of oil and gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by Gulfport and other operators, the terms of oil and gas leases not held by production, and available funds for exploration and development.
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

(In thousands)
December 31, 2011	$1,087
December 31, 2012	$2,442
December 31, 2013	$(9,781)
December 31, 2014	$(26,675)
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
The Company is subject to U.S. federal income tax as well as income tax of multiple jurisdictions. The Company’s 1999 – 2014 U.S. federal and state income tax returns remain open to examination by tax authorities, due to net operating losses. As of December 31, 2014, the Company has no unrecognized tax benefits that would have a material impact on the effective rate. The Company recognizes interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. For the year ended December 31, 2014, there is no interest or penalties associated with uncertain tax positions in the Company’s consolidated financial statements.
Revenue Recognition
Natural gas revenues are recorded in the month produced and delivered to the purchaser using the entitlement method, whereby any production volumes received in excess of the Company’s ownership percentage in the property are recorded as a liability. If less than Gulfport’s entitlement is received, the underproduction is recorded as a receivable. At December 31, 2014 and 2013, the Company had no gas imbalance liability. Oil revenues are recognized when ownership transfers, which occurs in the month produced.
Investments—Equity Method
Investments in entities in which the Company owns an equity interest greater than 20% and less than 50% and/or investments in which it has significant influence are accounted for under the equity method. Under the equity method, the Company’s share of investees’ earnings or loss is recognized in the statement of operations. In accordance with FASB ASC 825, "Financial Instruments," the Company has elected the fair value option of accounting for its equity method investment in the common stock of Diamondback Energy Inc. ("Diamondback"). At the end of each reporting period, the quoted closing market price of Diamondback's common stock is multiplied by the total shares owned by the Company and the resulting gain or loss is recognized in income from equity method investments in the consolidated statements of operations. As of December 31, 2014, the Company did not own any shares of Diamondback's common stock.
The Company reviews its investments annually to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, the Company recognizes an impairment provision. There was no impairment of equity method investments at December 31, 2013. At December 31, 2014, the Company recognized an impairment of $12.1 million related to its investment in Tatex Thailand III, LLC. See Note 5 for further discussion of this impairment.
Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of FASB ASC Topic 718, “Compensation—Stock Compensation” (“FASB ASC 718”). FASB ASC 718 requires share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized as equity or liabilities at the fair value on the date of grant and to be expensed over the applicable vesting period. The vesting periods for the options range between three to five years and have a maximum contractual term of ten years. The vesting periods for restricted shares range between one to five years with either quarterly or annual vesting installments.
Accounting for Derivative Instruments and Hedging Activities
The Company may seek to reduce its exposure to unfavorable changes in oil and natural gas prices by utilizing energy swaps and collars. The Company follows the provisions of FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”) as amended. It requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value.
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
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other material disposal transactions that do not meet the revised definition of a discontinued operation. Under the updated standard, a disposal of a component or group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components of the entity (1) has been disposed of by a sale, (2) has been disposed of other than by sale or (3) is classified as held for sale. The ASU is effective for annual and interim periods beginning after December 15, 2014, however, early adoption is permitted. The Company early adopted this ASU on a prospective basis beginning with the second quarter of 2014. The adoption did not have a material impact on the Company’s consolidated financial statements.
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
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires additional information about amounts reclassified out of accumulated other comprehensive income by component. This ASU requires the presentation, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The requirements of this ASU are effective prospectively for reporting periods beginning after December 15, 2012 with early adoption permitted. Adoption of the provisions of this ASU did not have a material effect on the Company's consolidated financial statements.
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

Beginning in February 2011, the Company entered into agreements to acquire certain leasehold interests located in the Utica Shale in Ohio. Certain of the agreements also granted the Company an exclusive right of first refusal for a period of six months to acquire certain additional tracts leased by the seller. Certain entities that, at the time, were affiliates of Gulfport initially participated with the Company on a 50/50 basis in the acquisition of all leases described above. On December 17, 2012, Gulfport entered into a definitive agreement with one of the affiliates to purchase approximately 30,000 net acres in the Utica Shale for approximately $302.0 million. On December 19, 2012, the parties amended that agreement to provide for Gulfport's acquisition of approximately 7,000 additional net acres for approximately $70.0 million, resulting in a total purchase price of approximately $372.0 million, subject to certain adjustments. This transaction closed on December 24, 2012. At closing, approximately $53.9 million of the purchase price was placed in escrow pending completion of title review after the closing. Gulfport funded this acquisition with a portion of the net proceeds from its common stock offering that closed on December 24, 2012 (with a second closing for the underwriters' purchase of 900,000 shares pursuant to their over-allotment option on January 7, 2013). The Company received aggregate net proceeds of approximately $460.7 million from this equity offering, as discussed below in Note 8.

On February 15, 2013, the Company completed an acquisition of approximately 22,000 net acres in the Utica Shale. The purchase price was approximately $220.0 million, subject to certain adjustments. At closing, approximately $33.6 million of the purchase price was placed in escrow pending completion of title review after the closing. Gulfport funded this acquisition with a portion of the net proceeds from its common stock offering that closed on February 15, 2013. The Company received aggregate net proceeds of approximately $325.8 million from this equity offering. All of the acreage included in these transactions was nonproducing at the time of the applicable transaction and the Company is the operator of all of this acreage, subject to existing development and operating agreements between the parties. These acquisitions excluded the seller's interest in 14 existing wells and 16 proposed future wells together with certain acreage surrounding these wells.

In May 2013, both escrow accounts terminated and an aggregate of $10.0 million was returned to the Company. The balance of the escrow accounts was distributed to the seller based on the results of the title review.

In February 2014, the Company entered into a definitive agreement with Rhino Exploration LLC ("Rhino") to acquire additional oil and natural gas properties consisting of approximately 8,000 net acres in the Utica Shale, as well as Rhino's interest in all of the producing wells on this acreage (the "Rhino Acquisition"). The Company purchased approximately $182.0 million ($179.5 million net of purchase price adjustments) of these assets in 2014. The Company recognized $6.4 million of net revenues and $1.0 million of lease operating expenses as a result of the Rhino Acquisition from the closing date of March 20, 2014 through December 31, 2014, which is included in the accompanying consolidated statements of operations.

The Rhino Acquisition qualified as a business combination for accounting purposes and, as such, the Company estimated the fair value of the acquired properties as of the March 20, 2014 acquisition date. The fair value of the assets and liabilities acquired was estimated using assumptions that represent Level 3 inputs. See "Note 14 - Fair Value Measurements" for additional discussion of the measurement inputs.

The Company estimated that the consideration paid in the Rhino Acquisition for these properties approximated the fair value that would be paid by a typical market participant. As a result, no goodwill or bargain purchase gain was recognized in conjunction with the purchase.

The following table summarizes the consideration paid in the Rhino Acquisition to acquire the properties and the fair value amount of the assets acquired as of March 20, 2014.

(in thousands)
Consideration paid
Cash, net of purchase price adjustments	$179,527
Fair value of identifiable assets acquired
Oil and natural gas properties
Proved	$31,961
Unproved	6,263
Unevaluated	141,303
Fair value of net identifiable assets acquired	$179,527

3.	ACCOUNTS RECEIVABLE—RELATED PARTIES
Included in the accompanying consolidated balance sheets as of December 31, 2014 and 2013 are amounts receivable from related parties of the Company. At December 31, 2013, these receivables totaled $2.6 million. At December 31, 2014, the amount of related party receivables was immaterial.

4.	PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
	(In thousands)
Oil and natural gas properties	$3,923,154	$2,477,178
Office furniture and fixtures	10,752	6,093
Building	5,398	4,626
Land	2,194	412
Total property and equipment	3,941,498	2,488,309
Accumulated depletion, depreciation, amortization and impairment	(1,050,879)	(784,717)
Property and equipment, net	$2,890,619	$1,703,592
No impairment of oil and natural gas properties was required under the ceiling test for the years ended December 31, 2014, 2013 or 2012.
Included in oil and natural gas properties at December 31, 2014 and 2013 is the cumulative capitalization of $72.7 million and $47.5 million in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $25.2 million, $14.9 million and $9.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following is a summary of Gulfport’s oil and gas properties not subject to amortization as of December 31, 2014:

	Costs Incurred in
	2014	2013	2012	Prior to 2012	Total
	(in thousands)
Acquisition costs	$405,226	$323,515	$459,151	$93,864	$1,281,756
Exploration costs	—	—	—	—	—
Development costs	173,693	1,801	506	—	176,000
Capitalized interest	5,204	2,578	—	—	7,782
Total oil and gas properties not subject to amortization	$584,123	$327,894	$459,657	$93,864	$1,465,538
The following table summarizes the Company’s non-producing properties excluded from amortization by area at December 31, 2014:

December 31, 2014
(In thousands)
Colorado	$5,127
Bakken	96
Southern Louisiana	145
Ohio	1,460,125
Other	45
$1,465,538
At December 31, 2013, approximately $1.0 billion of non-producing leasehold costs was not subject to amortization.
During the year ended December 31, 2012, the Company determined that further development of its non-producing leasehold assets located in Belize was not in alignment with its strategic operating plan and, therefore, recognized a loss on disposal of assets, net of tax, of approximately $3.5 million which is included in discontinued operations on the accompanying consolidated statements of operations for the year ended December 31, 2012.
The Company evaluates the costs excluded from its amortization calculation at least annually. Subject to industry conditions and the level of the Company’s activities, the inclusion of most of the above referenced costs into the Company’s amortization calculation is expected to occur within three to five years.
A reconciliation of the Company's asset retirement obligation for the years ended December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
	(In thousands)
Asset retirement obligation, beginning of period	$15,083	$13,275
Liabilities incurred	9,295	3,556
Liabilities settled	(7,201)	(2,465)
Accretion expense	761	717
Asset retirement obligation as of end of period	17,938	15,083
Less current portion	75	795
Asset retirement obligation, long-term	$17,863	$14,288

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

In connection with the Contribution, the Company and Diamondback entered into an investor rights agreement under which the Company had the right, for so long as it beneficially owned more than 10% of Diamondback’s outstanding common stock, to designate one individual as a nominee to serve on Diamondback’s board of directors. Such nominee, if elected to Diamondback’s board, would also serve on each committee of the board so long as he or she satisfied the independence and other requirements for service on the applicable committee of the board. So long as the Company had the right to designate a nominee to Diamondback’s board and there was no Gulfport nominee actually serving as a Diamondback director, the Company had the right to appoint one individual as an advisor to the board who would be entitled to attend board and committee meetings. The Company was also entitled to certain information rights and Diamondback granted the Company certain demand and “piggyback” registration rights obligating Diamondback to register with the SEC any shares of Diamondback common stock that the Company owns. Immediately upon completion of the Contribution, the Company owned a 35% equity interest in Diamondback, rather than leasehold interests in the Company’s Permian Basin acreage. Upon completion of the Diamondback IPO in October 2012, Gulfport owned approximately 21.4% of Diamondback's outstanding common stock. Following the Contribution, the Company has accounted for its interest in Diamondback as an equity investment. In November 2014, the Company sold all of the remaining shares of Diamondback common stock that it received in the Contribution and, as of December 31, 2014, Gulfport did not own any shares of Diamondback's common stock. See Note 5, "Equity Investments - Diamondback Energy, Inc."

5.	EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of December 31, 2014 and 2013:

		Carrying Value		(Income) loss from equity method investments
	Approximate Ownership %	December 31,		For the Year Ended December 31,
		2014	2013	2014	2013	2012
		(In thousands)
Investment in Tatex Thailand II, LLC	23.5%	$—	$—	$(475)	$(343)	$7
Investment in Tatex Thailand III, LLC	17.9%	—	10,774	12,408	254	251
Investment in Grizzly Oil Sands ULC	24.9999%	180,218	191,473	13,159	2,999	1,512
Investment in Bison Drilling and Field Services LLC	—%	—	12,318	213	3,533	373
Investment in Muskie Proppant LLC	—%	—	7,544	371	1,975	1,031
Investment in Timber Wolf Terminals LLC	50.0%	1,013	1,001	9	(6)	122
Investment in Windsor Midstream LLC	22.5%	13,505	10,632	(477)	(1,125)	(663)
Investment in Stingray Pressure Pumping LLC	—%	—	19,624	2,027	(818)	1,235
Investment in Stingray Cementing LLC	50.0%	2,647	3,291	344	93	159
Investment in Blackhawk Midstream LLC	—%	—	—	(84,787)	673	436
Investment in Stingray Logistics LLC	50.0%	—	903	(464)	51	36
Investment in Diamondback Energy, Inc.	—%	—	178,708	(79,654)	(220,129)	(12,821)
Investment in Stingray Energy Services LLC	50.0%	5,718	3,800	(88)	(215)	—
Investment in Sturgeon Acquisitions LLC	25.0%	22,507	—	(1,819)	—	—
Investment in Mammoth Energy Partners LP	30.5%	143,973	—	(201)	—	—
		$369,581	$440,068	$(139,434)	$(213,058)	$(8,322)
The tables below summarize financial information for the Company's equity investments, excluding Diamondback, as of December 31, 2014 and 2013.
Summarized balance sheet information:

	December 31,
	2014	2013
	(In thousands)
Current assets	$181,060	$84,107
Noncurrent assets	$1,306,891	$1,107,579
Current liabilities	$114,506	$112,406
Noncurrent liabilities	$230,062	$110,095
Summarized results of operations:

	December 31,
	2014	2013	2012
	(In thousands)
Gross revenue	$390,620	$162,401	$39,918
Net loss	$140,796	$17,350	$1,943
Gross revenue and net loss presented above include approximately one month of activity for Mammoth Energy Partners LP ("Mammoth") and approximately eleven months of activity for Stingray Pressure Pumping LLC, Stingray Logistics LLC,

Muskie Proppant LLC and Bison Drilling and Field Services LLC, which were contributed to Mammoth in November 2014. See further discussion of the contribution to Mammoth below.
Tatex Thailand II, LLC
The Company has an indirect ownership interest in Tatex Thailand II, LLC (“Tatex”). Tatex holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 243,000 acres which includes the Phu Horm Field. During the year ended December 31, 2014, Gulfport received $0.5 million in distributions from Tatex which is included in income from equity method investments in the consolidated statements of operations.
Tatex Thailand III, LLC
The Company has an ownership interest in Tatex Thailand III, LLC ("Tatex III"). Tatex III owns a concession covering approximately 245,000 acres in Southeast Asia. During the years ended December 31, 2014 and 2013, the Company paid cash calls of $1.6 million and $2.4 million, respectively. As of December 31, 2014, the Company reviewed its investment in Tatex III and made the decision to allow the concession to expire in 2015. As such, the Company fully impaired the asset as of December 31, 2014, recognizing a loss of $12.1 million which is included in income from equity method investments in the accompanying consolidated statements of operations.

Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings Inc. ("Grizzly Holdings"), owns an interest in Grizzly Oil Sands ULC ("Grizzly"), a Canadian unlimited liability company. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc. ("Oil Sands"). As of December 31, 2014, Grizzly had approximately 830,000 acres under lease in the Athabasca and Peace River oil sands regions of Alberta, Canada. Initiation of steam injection at its first project, Algar Lake Phase 1, commenced in January 2014 and first bitumen production was achieved during the second quarter of 2014. During the years ended December 31, 2014 and 2013, Gulfport paid $18.8 million and $33.9 million, respectively, in cash calls. Grizzly’s functional currency is the Canadian dollar. The Company's investment in Grizzly was decreased by $16.9 million and $12.2 million as a result of a foreign currency translation loss for the years ended December 31, 2014 and 2013, respectively, and increased by $1.4 million as a result of a foreign currency translation gain for the year ended December 31, 2012.
Bison Drilling and Field Services LLC
During 2011, the Company invested in Bison Drilling and Field Services LLC (“Bison”). Bison owns and operates drilling rigs. During the years ended December 31, 2014 and 2013, Gulfport paid $17.0 million and $2.3 million, respectively, in cash calls.
The Company entered into a loan agreement with Bison effective May 15, 2012. Interest accrued at LIBOR plus 0.28% or 8%, whichever was lower, and was to be paid on a paid-in-kind basis by increasing the outstanding balance of the loan. The loan had a maturity date of January 31, 2015. The Company loaned Bison $1.6 million during the first nine months of 2012, all of which was repaid by Bison during the third quarter of 2012. This loan agreement was terminated in November 2014.
The Company contributed its investment in Bison to Mammoth during the fourth quarter of 2014. See below under Mammoth Energy Partners LP for discussion of contribution.
Muskie Proppant LLC
During 2011, the Company invested in Muskie Proppant LLC (“Muskie”). Muskie processes and sells sand for use in hydraulic fracturing by the oil and natural gas industry and holds certain rights in a lease covering land in Wisconsin for mining oil and natural gas fracture grade sand. During the years ended December 31, 2014 and 2013, Gulfport paid $1.0 million and $2.2 million, respectively, in cash calls to Muskie.
The Company entered into a loan agreement with Muskie effective July 1, 2013, under which it loaned Muskie $0.9 million. Interest accrued at the prime rate plus 2.5%. The loan had a original maturity date of July 31, 2014. Effective July 31, 2014, an amendment was made to the loan agreement which changed the maturity date of the loan to July 31, 2015. During the fourth quarter of 2014, Muskie repaid the outstanding balance and the loan agreement was terminated.

The Company contributed its investment in Muskie to Mammoth during the fourth quarter of 2014. See below under Mammoth Energy Partners LP for discussion of contribution.
Timber Wolf Terminals LLC
During 2012, the Company invested in Timber Wolf Terminals LLC (“Timber Wolf”). The Company's initial investment during 2012 was $1.0 million. Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. During the year ended December 31, 2014, the Company paid an immaterial amount of cash calls related to Timber Wolf. During the year ended December 31, 2013, Gulfport paid $0.1 million in cash calls.
Windsor Midstream LLC

During 2012, the Company purchased an ownership interest in Windsor Midstream LLC (“Midstream”). Midstream owns a 28.4% interest in Coronado Midstream LLC ("Coronado"), a gas processing plant in West Texas. In February of 2015, Coronado announced its intent to sell its natural gas gathering and processing facilities for approximately $600.0 million. During the year ended December 31, 2014, the Company paid $2.4 million in cash calls to Midstream. During the year ended December 31, 2013, the Company paid an immaterial amount in net cash calls to Midstream.

Stingray Pressure Pumping LLC

During 2012, the Company invested in Stingray Pressure Pumping LLC ("Stingray Pressure"). Stingray Pressure provides well completion services. During the years ended December 31, 2014 and 2013, the Company paid $2.5 million and $1.8 million, respectively, in cash calls. The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.
The Company contributed its investment in Stingray Pressure to Mammoth during the fourth quarter of 2014. See below under Mammoth Energy Partners LP for discussion of contribution.
Stingray Cementing LLC

During 2012, the Company invested in Stingray Cementing LLC ("Stingray Cementing"). Stingray Cementing provides well cementing services. During the years ended December 31, 2014 and 2013, the Company did not pay any cash calls related to Stingray Cementing. The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.

Blackhawk Midstream LLC

During 2012, the Company invested in Blackhawk Midstream LLC ("Blackhawk"). Blackhawk coordinates gathering, compression, processing and marketing activities for the Company in connection with the development of its Utica Shale acreage. During the year ended December 31, 2013, the Company paid $0.7 million in cash calls related to Blackhawk. On January 28, 2014, Blackhawk closed on the sale of its equity interests in Ohio Gathering Company, LLC and Ohio Condensate Company, LLC for a purchase price of $190.0 million, of which $14.3 million was placed in escrow. Gulfport received $84.8 million in net proceeds from this transaction in 2014, which is included in income from equity method investments in the accompanying consolidated statements of operations. Subsequent to December 31, 2014, the Company received net proceeds of approximately $7.2 million from the release of escrow from the Blackhawk sale.

Stingray Logistics LLC

During 2012, the Company invested in Stingray Logistics LLC ("Stingray Logistics"). Stingray Logistics provides well services. During the years ended December 31, 2014 and 2013, the Company did not pay any cash calls related to Stingray Logistics.
The Company contributed its investment in Stingray Logistics to Mammoth during the fourth quarter of 2014. See below under Mammoth Energy Partners LP for discussion of contribution.
Diamondback Energy, Inc.

As noted above in Note 4, on October 11, 2012, following the closing of the Diamondback IPO, the Company owned 7,914,036 shares of Diamondback's outstanding common stock for an initial investment in Diamondback valued at $138.5 million. In June and November of 2013, the Company sold 2,234,536 and 2,300,000 shares of its Diamondback common stock, respectively, and received aggregate net proceeds of approximately $192.7 million. In June and September of 2014, the Company sold 1,000,000 and 1,437,500 shares of its Diamondback common stock, respectively, and received aggregate net proceeds of approximately $197.6 million. On November 12, 2014, the Company sold its remaining 942,000 shares of Diamondback common stock for net proceeds of approximately $60.8 million. As of December 31, 2014, the Company did not own any shares of Diamondback common stock.

The Company accounted for its interest in Diamondback as an equity method investment and had elected the fair value option of accounting for this investment. While the investment in Diamondback was below 20% ownership prior to November 2014, the Company had appointed a member of Diamondback's Board as discussed in Note 4. The individual appointed by the Company continues to serve on Diamondback's board and the Company had influence through this board seat. The Company recognized an aggregate gain of approximately $79.7 million, $220.1 million and $12.8 million on its investment in Diamondback for years ended December 31, 2014, 2013, and 2012, respectively, which is included in income from equity method investments in the consolidated statements of operations.
The Company has determined that for the periods presented in its consolidated financial statements, Diamondback has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X, for which the Company is required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to its Annual Report on Form 10-K.
Stingray Energy Services LLC

During 2013, the Company invested in Stingray Energy Services LLC ("Stingray Energy"). Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. During the year ended December 31, 2014, the Company did not pay any cash calls to Stingray Energy. The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.

Sturgeon Acquisitions LLC

During the third quarter of 2014, the Company invested $20.7 million and received an ownership interest of 25% in Sturgeon Acquisitions LLC ("Sturgeon"). Sturgeon owns and operates sand mines that produce hydraulic fracturing grade sand.

Mammoth Energy Partners LP

In the fourth quarter of 2014, the Company contributed its investments in Stingray Pressure, Stingray Logistics, Bison and Muskie to Mammoth for a 30.5% interest in this newly formed limited partnership. Mammoth has filed a registration statement on Form S-1 with the SEC in connection with its proposed initial public offering. Mammoth intends to pursue this offering in 2015 subject to market conditions.

The Company accounted for the contribution as a sale of financial assets under ASC 860. The Company estimated the fair market value of its investment in Mammoth as of the contribution date using an average of the market approach and the income approach, based on a independently prepared valuation of the contributed assets. The fair market value was reduced by a discount factor for lack of marketability due to the Company's minority interest, resulting in a fair value of $143.5 million for the Company's 30.5% interest. The fair value of the assets and liabilities acquired was estimated using assumptions that represent Level 3 inputs. See "Note 14 - Fair Value Measurements" for additional discussion of the measurement inputs. The Company recognized a gain of $84.5 million from its contribution of assets to Mammoth, which is included in gain on contribution of investments in the accompanying consolidated statements of operations.

6.	OTHER ASSETS
Other assets consist of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Plugging and abandonment escrow account on the WCBB properties (Note 16)	$3,097	$3,105
Certificates of Deposit securing letter of credit	275	275
Prepaid drilling costs	483	526
Loan commitment fees	15,390	9,341
Derivative receivable	—	4,493
Deposits	34	34
Other	117	77
	$19,396	$17,851

7.	LONG-TERM DEBT
Long-term debt consisted of the following items as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Revolving credit agreement (1)	$100,000	$—
Building loans (2)	1,826	1,995
7.75% senior unsecured notes due 2020 (3)	600,000	300,000
Unamortized original issue premium (discount), net (4)	14,658	(2,808)
Less: current maturities of long term debt	(168)	(159)
Debt reflected as long term	$716,316	$299,028

Maturities of long-term debt (excluding premiums and discounts) as of December 31, 2014 are as follows:

(In thousands)
2015	$168
2016	1,658
2017	—
2018	100,000
2019	—
Thereafter	600,000
Total	$701,826

The Company capitalized approximately $9.7 million and $7.1 million in interest expense to undeveloped oil and natural gas properties during the years ended December 31, 2014 and 2013, respectively.
(1) On September 30, 2010, the Company entered into a senior secured revolving credit agreement with the Bank of Nova Scotia as the lead arranger and administrative agent and certain lenders from time to time party thereto. On December 27, 2013, the Company amended and restated its credit agreement in its entirety (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provided for an increase in the maximum facility amount from $350.0 million to $1.5 billion, with an increase in borrowing base availability as of December 27, 2013 from $50.0 million to $150.0 million. The credit agreement is secured by substantially all of the Company's assets. The Amended and Restated Credit Agreement matures on June 6, 2018.

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

On November 26, 2014, the Company entered into a second amendment to the Amended and Restated Credit Agreement. The second amendment changed the definition of EBITDAX to exclude proceeds from the disposition of equity method investments and changed the ratio of funded debt to EBITDAX to be the ratio of net funded debt to EBITDAX. Net funded debt is funded debt less the amount of cash and short-term investments the Company has at the end of the relevant fiscal quarter. The second amendment increases the ratio from 2.00 to 1.00 to 3.50 to 1.00 for the period December 31, 2014 through June 30, 2015 and then decreases the ratio to 3.25 to 1.00 for the periods thereafter. Further, the second amendment increased the letter of credit sublimit from $70.0 million to $125.0 million and provided for an increase in the borrowing base availability from $275.0 million to $450.0 million. As of December 31, 2014, $100.0 million was outstanding under the Amended and Restated Credit Agreement. At December 31, 2014, the total availability for future borrowings under Amended and Restated Credit Agreement, after giving effect to an aggregate of $43.6 million of letters of credit, was $306.4 million. The Company's wholly-owned subsidiaries have guaranteed the obligations of the Company under the Amended and Restated Credit Agreement.

Advances under the Amended and Restated Credit Agreement may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 0.50% to 1.50%, plus (2) the highest of: (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 1.50% to 2.50%, plus (2) the London interbank offered rate that appears on pages LIBOR01 or LIBOR02 of the Reuters screen that displays such rate for deposits in U.S. dollars, or, if such rate is not available, the rate as administered by ICE Benchmark Administration (or any other person that takes over administration of such rate) per annum equal to the offered rate on such other page or service that displays on average London interbank offered rate as determined by ICE Benchmark Administration (or any other person that takes over administration of such rate) for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. At December 31, 2014, amounts borrowed under the Amended and Restated Credit Agreement bore interest at the Eurodollar rate (1.91%).
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
The negative covenants are subject to certain exceptions as specified in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement also contains certain affirmative covenants, including, but not limited to the following financial covenants:
(i) the ratio of net funded debt to EBITDAX (net income, excluding (i) any non-cash revenue or expense associated with swap contracts resulting from ASC 815 and (ii) any cash or noncash revenue or expense attributable to minority investments plus without duplication and, in the case of expenses, to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) exploration costs deducted in determining net income under successful efforts accounting, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings (provided that expenses related to any unsuccessful disposition will be limited to $3.0 million in the aggregate) for a twelve-month period may not be greater than 3.50 to 1.00 for the period December 31, 2014 through June 30, 2015 and 3.25 to 1.00 for the twelve-month period ending September 30, 2015 and periods thereafter; and
(ii) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00.
The Company was in compliance with all covenants at December 31, 2014.
The Bank of Nova Scotia, as sole lead arranger and administrative agent of the Company's revolving credit facility, as part of the regular spring 2015 borrowing base redetermination process, informed the Company that it will be recommending to the lending syndicate an increase in the Company's borrowing base under this facility from $450.0 million to $575.0 million. The Company expects final approval and implementation of the borrowing base increase to be completed within the next 30 to 45 days by the lending syndicate.
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
On August 18, 2014, the Company issued an additional $300.0 million in aggregate principal amount of senior unsecured notes due 2020 (the "August Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act ("the August Notes Offering"). The August Notes were issued as additional securities under the senior note indenture. The Company used a portion of the net proceeds from the August Notes Offering to repay all amounts outstanding at such time under its revolving credit facility. The Company used the remaining net proceeds of the August Notes Offering for general corporate purposes, including funding a portion of its 2014 capital development plans. The October Notes Offering, December Notes Offering and the August Notes Offering are collectively referred to as the "Notes Offerings" and the Exchange Notes, and the August Notes are collectively referred to as the "Notes".
In connection with the issuance of the August Notes, the Company and the subsidiary guarantors entered into a registration rights agreement with the initial purchasers on August 18, 2014, pursuant to which the Company and the subsidiary guarantors have agreed to file a registration statement with respect to an offer to exchange the August Notes for a new issue of substantially identical debt securities registered under the Securities Act. The registration statement relating to the exchange offer for the August Notes was filed on November 6, 2014, as amended on February 3, 2015, and declared effective by the SEC on February 4, 2015. The exchange offer for the August Note is expected to be completed on or about March 10, 2015.

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
Interest Expense
The following schedule shows the components of interest expense at December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
	(In thousands)
Cash paid for interest	$28,646	$24,270	$1,404
Change in accrued interest	3,875	(969)	4,155
Write-off of deferred loan costs	—	—	1,143
Capitalized interest	(9,687)	(7,132)	—
Amortization of loan costs	1,685	1,012	640
Amortization of note discount and premium	(533)	298	59
Other	—	11	57
Total interest expense	$23,986	$17,490	$7,458

8.	COMMON STOCK OPTIONS, WARRANTS, RESTRICTED STOCK AND CHANGES IN CAPITALIZATION
Options
In January 2005, the Company adopted the 2005 Stock Incentive Plan (“2005 Plan”), which is administered by the Compensation Committee (the "Committee"). Under the terms of the 2005 Plan, the Committee may determine when options shall be granted, to which eligible participants options shall be granted, the number of shares covered by such options, the purchase price or exercise price of such options, the vesting periods of such options and the exercisable period of such options. Eligible participants are defined as employees, consultants, and directors of the Company.
On April 20, 2006, the Company amended and restated the 2005 Plan to (i) include (a) incentive stock options, (b) nonstatutory stock options, (c) restricted awards (restricted stock and restricted stock units), (d) performance awards and (e) stock appreciation rights and (ii) increase the maximum aggregate amount of common stock that may be issued under the 2005 Plan from 1,904,606 shares to 3,000,000 shares, including the 627,337 shares underlying options granted to employees under the Plan prior to adoption of the 2005 Plan. As of December 31, 2014, the Company had granted 997,269 options for the purchase of shares of the Company’s common stock and 1,143,217 shares of restricted stock under the 2005 Plan. No additional securities will be issued under the Plan other than upon exercise of options that are outstanding.
On April 19, 2013, the Company amended and restated the 2005 Plan with the 2013 Restated Stock Incentive Plan ("2013 Plan"). The 2013 Plan increased the numbers of shares that may be awarded from 3,000,000 to 7,500,000 shares, including the

627,337 shares underlaying options granted to employees under the Plan. The shares of stock issued once the options are exercised will be from authorized but unissued common stock. As of December 31, 2014, the Company had granted 258,361 shares of restricted stock under the 2013 Plan.
Sale of Common Stock
On December 24, 2012, the Company completed the sale of an aggregate of 11,750,000 shares of its common stock in an underwritten public offering (including the partial exercise of a 1,650,000 share over-allotment option granted to the underwriters, which option was initially exercised to the extent of 750,000 shares) at a public offering price of $38.00 per share less the underwriting discount. The underwriters subsequently exercised their option to purchase the remaining 900,000 additional shares of common stock subject to the over-allotment option in a second closing, which occurred on January 7, 2013. The Company received aggregate net proceeds from both closings of approximately $460.7 million from the sale of these shares after deducting the underwriting discount and before offering expenses. The Company used a portion of these net proceeds to fund the acquisition of approximately 37,000 net acres in the Utica Shale, as described above in Note 2, and for general corporate purposes, including the funding of a portion of its 2013 capital development plan.
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
During the years ended December 31, 2014, 2013 and 2012 the Company’s stock-based compensation cost was $14.9 million, $10.5 million and $4.7 million, respectively, of which the Company capitalized $5.9 million, $4.2 million and $1.9 million, respectively, relating to its exploration and development efforts.
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
No stock options were issued during the years ended December 31, 2014, 2013 and 2012.
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
A summary of the status of stock options and related activity for the years ended December 31, 2014, 2013 and 2012 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Options outstanding at December 31, 2011	356,241	$6.51	3.41	$8,172
Granted	—	—
Exercised	(21,000)	8.80		628
Forfeited/expired	—	—
Options outstanding at December 31, 2012	335,241	6.37	2.39	$10,678
Granted	—	—
Exercised	(125,000)	11.20		4,797
Forfeited/expired	—	—
Options outstanding at December 31, 2013	210,241	3.50	1.07	$12,538
Granted	—	—
Exercised	(205,241)	3.36		12,822
Forfeited/expired	—	—
Options outstanding at December 31, 2014	5,000	$9.07	0.69	$163
Options exercisable at December 31, 2014	5,000	$9.07	0.69	$163
The following table summarizes information about the stock options outstanding at December 31, 2014:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (in years)	Number Exercisable
$9.07	5,000	0.69	5,000
	5,000		5,000
The following table summarizes restricted stock activity for the twelve months ended December 31, 2014, 2013 and 2012:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2011	203,348	$26.02
Granted	196,832	35.87
Vested	(135,015)	29.59
Forfeited	(19,334)	26.81
Unvested shares as of December 31, 2012	245,831	$31.88
Granted	463,952	$50.00
Vested	(237,646)	41.79
Forfeited	(8,500)	38.54
Unvested shares as of December 31, 2013	463,637	$44.80
Granted	246,409	$65.07
Vested	(272,665)	45.76
Forfeited	(50,136)	53.72
Unvested shares as of December 31, 2014	387,245	$55.87
Unrecognized compensation expense as of December 31, 2014 related to outstanding stock options and restricted shares was $17.9 million. The expense is expected to be recognized over a weighted average period of 1.49 years.

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
At December 31, 2014, the carrying value of the outstanding debt represented by the Notes was $614.7 million, including the remaining unamortized discount of approximately $2.8 million related to the October Notes and the remaining unamortized premium of approximately $0.4 million related to the December Notes and $17.1 million related to the August Notes. Based on the quoted market price, the fair value of the Notes was determined to be approximately $587.6 million at December 31, 2014.
The fair value of the derivative instruments is computed based on the difference between the prices provided by the fixed-price contracts and forward market prices as of the specified date, as adjusted for basis differentials. Forward market prices for oil and natural gas are dependent upon supply and demand factors in such forward market and are subject to significant volatility.

11.	INCOME TAXES
The income tax provision for continuing operations consists of the following:

	2014	2013	2012
	(In thousands)
Current:
State	$14,384	$6,860	$84
Federal	16,039	6,325	646
Deferred:
State	4,314	7,385	2,214
Federal	118,604	77,566	23,419
Total income tax expense provision from continuing operations	$153,341	$98,136	$26,363
A reconciliation of the statutory federal income tax amount to the recorded expense follows:

	2014	2013	2012
	(In thousands)
Income from continuing operations before federal income taxes	$400,744	$251,328	$98,199
Expected income tax at statutory rate	140,259	87,965	34,370
State income taxes	11,570	9,297	1,493
Other differences	1,512	874	292
Changes in valuation allowance	—	—	(9,792)
Income tax expense recorded for continuing operations	$153,341	$98,136	$26,363
The tax effects of temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities at December 31, 2014, 2013 and 2012 are estimated as follows:

	2014	2013	2012
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$1,091	$1,462	$1,513
FASB ASC 718 compensation expense	1,562	634	762
AMT credit	24,053	7,968	1,643
Charitable contributions carryover	150	25	5
Unrealized loss on hedging activities	—	8,540	3,836
Foreign tax credit carryforwards	2,074	2,074	2,074
Accrued liabilities	1,260	—	—
State net operating loss carryover	2,627	4,408	4,315
Total deferred tax assets	32,817	25,111	14,148
Valuation allowance for deferred tax assets	(3,145)	(4,743)	(4,629)
Deferred tax assets, net of valuation allowance	29,672	20,368	9,519
Deferred tax liabilities:
Oil and gas property basis difference	183,767	72,173	15,049
Investment in pass through entities	38,315	8,799	3,618
Non-oil and gas property basis difference	849	249	227
Investment in nonconsolidated affiliates	—	46,495	9,232
Unrealized gain on hedging activities	37,006	—	—
Total deferred tax liabilities	259,937	127,716	28,126
Net deferred tax liability	$(230,265)	$(107,348)	$(18,607)
The Company has an available federal tax net operating loss carryforward estimated at approximately $3.1 million as of December 31, 2014. This carryforward will begin to expire in the year 2034. Based upon the December 31, 2014, 2013 and 2012 net deferred tax liability position of the Company's oil and gas assets, management believes that this is a positive source of evidence to utilize the carryforward before it expires. Therefore, a valuation allowance has not been provided at December 31, 2014, 2013 and 2012. The Company also has state net operating loss carryovers of $50.5 million from Louisiana that will begin to expire in 2014, alternative minimum tax credits of $24.1 million with no expiration date and federal foreign tax credit carryovers of $2.1 million which begin to expire in 2017. The Company has recorded a valuation allowance of $3.1 million related to state net operating loss carryovers and foreign tax credit carryovers as the carryovers may not be utilized based upon a more likely than not basis.
In 2012, the Diamondback Contribution generated an estimated $61.9 million taxable gain. As a result, the Company recognized $9.8 million of its deferred tax assets which had previously been subject to a valuation allowance. The Company also recognized $25.6 million of deferred tax expense in 2012 primarily due to the utilization of prior net operating losses from the Diamondback Contribution gain. In 2013, the sale of Diamondback common shares generated $120.0 million taxable gain resulting in deferred tax expense of $35.7 million and current tax expense of $13.2 million. In 2014, the sale of the remaining shares of Diamondback, as well as the sale of Blackhawk, generated $203.3 million and $83.7 million taxable gains, respectively, resulting in a deferred tax expense of $79.4 million and $32.3 million, respectively. The Company's current federal tax expense in 2014, 2013 and 2012 is primarily attributable to alternative minimum tax, primarily generated by taxable gains from the sale of shares of Diamondback and the sale of assets by Blackhawk in 2014.
At December 31, 2014 and 2013, the Company owed approximately $17.7 million and $11.0 million, respectively, for state and federal income taxes payable which is included on the accompanying consolidated balance sheets.

12.	EARNINGS PER SHARE
Reconciliations of the components of basic and diluted net income per common share are presented in the tables below:

	For the Year Ended December 31,
	2014			2013			2012
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net income	$247,403	85,445,963	$2.90	$153,192	77,375,683	$1.98	$68,371	55,933,354	$1.22
Effect of dilutive securities:
Stock options and awards	—	367,219		—	485,963		—	484,134
Diluted:
Net income	$247,403	85,813,182	$2.88	$153,192	77,861,646	$1.97	$68,371	56,417,488	$1.21

There were no potential shares of common stock that were considered anti-dilutive for the years ended December 31, 2014, 2013 and 2012.

13.	HEDGING ACTIVITIES
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
During 2013 and 2014, the Company entered into fixed price swap and swaption contracts for 2013 through 2017 with four financial institutions. The Company’s fixed price swap contracts are tied to the commodity prices on the International Petroleum Exchange (“IPE”) and NYMEX. The Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price as listed on the IPE for Brent Crude and the NYMEX WTI for oil and on the NYMEX Henry Hub for natural gas. At December 31, 2014, the Company had the following fixed price swaps in place:

	Daily Volume (MMBtu/day)	Weighted Average Price
January 2015 - March 2015	190,625	$4.12
April 2015	191,250	$4.05
May 2015 - June 2015	201,250	$4.05
July 2015 - September 2015	216,875	$4.04
October 2015 - December 2015	232,500	$4.04
January 2016 - March 2016	172,500	$3.99
April 2016	162,500	$3.99
May 2016 - December 2016	92,500	$3.97
January 2017 - June 2017	62,500	$3.96
At December 31, 2014 the fair value of derivative assets and liabilities related to the fixed price swaps was as follows:

(In thousands)
Short-term derivative instruments - asset	$78,391
Long-term derivative instruments - asset	$24,448

At December 31, 2013 the fair value of derivative assets and liabilities related to the fixed price swaps and swaptions was as follows:

(In thousands)
Short-term derivative instruments - asset	$324
Long-term derivative instruments - asset	$521
Short-term derivative instruments - liability	$12,280
Long-term derivative instruments - liability	$11,366

All fixed price swaps have been executed in connection with the Company’s oil and natural gas price hedging program. For fixed price swaps qualifying as cash flow hedges pursuant to FASB ASC 815, the realized contract price is included in oil and gas sales in the period for which the underlying production was hedged.

For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Amounts reclassified out of accumulated other comprehensive income (loss) into earnings as a component of oil and condensate sales for the years ended December 31, 2014, 2013 and 2012 are presented below.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Reduction to oil and condensate sales	$—	$(9,779)	$(1,517)
At December 31, 2014, no amounts related to fixed price swaps remain in accumulated other comprehensive income (loss).
The following table presents the balances of the Company’s cumulative hedging activities included in other comprehensive loss.

(In thousands)
December 31, 2011	$1,576
December 31, 2012	$(9,660)
December 31, 2013	$—
December 31, 2014	$—
Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. The Company recognized a gain of $121.1 million related to hedge ineffectiveness for the year ended December 31, 2014, which is included in oil and condensate and gas sales in the consolidated statements of operations. The Company recognized a loss of $18.2 million related to hedge ineffectiveness for the year ended December 31, 2013, which is included in oil and condensate and gas sales in the consolidated statements of operations. This loss was comprised of a loss of $9.1 million related to hedge ineffectiveness and a loss of $9.1 million related to the amortization of other comprehensive income for the year ended December 31, 2013. The Company recognized a loss of $0.1 million related to hedge ineffectiveness for the year ended December 31, 2012, which is included in oil and condensate sales in the consolidated statements of operations.
The Company delivered approximately 62% of its 2014 production under fixed price swaps.

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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.
The following tables summarize the Company’s financial and non-financial liabilities by FASB ASC 820 valuation level as of December 31, 2014 and 2013:

	December 31, 2014
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Fixed price swaps	$—	$102,839	$—

	December 31, 2013
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Fixed price swaps	$—	$845	$—
Equity investment in Diamondback	178,708	—	—
Liabilities:
Fixed price swaps	$—	$23,646	$—
The estimated fair value of the Company’s fixed price swap contracts were based upon forward commodity prices based on quoted market prices, adjusted for differentials. See Note 13 for further discussion of the Company's hedging activities. The estimated fair value of the Company's equity investment in Diamondback was based upon the public closing share price of Diamondback's common stock as of December 31, 2013.
The estimated fair values of proved oil and gas properties assumed in business combinations are based on a discounted cash flow model and market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and risk-adjusted discount rates. The estimated fair values of unevaluated oil and gas properties was based on geological studies, historical well performance, location and applicable mineral lease terms. Based on the unobservable nature of certain of the inputs, the estimated fair value of the oil and gas properties assumed is deemed to use Level 3 inputs. See Note 2 for further discussion of the Company's acquisitions.
The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 4 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the year ended December 31, 2014 were approximately $9.3 million.
Due to the unobservable nature of the inputs, the fair value of the Company's initial investment in Mammoth was estimated using assumptions that represent level 3 inputs. The Company estimated the fair value of the investment as of the November 24, 2014 contribution date. See Note 5 for further discussion of the Company's contribution to Mammoth. The estimated fair value of the Company's investment in Mammoth was $143.5 million at December 31, 2014.

15.	RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has conducted business activities with certain related parties.

Gulfport is the operator of its Niobrara Formation acreage under a development agreement with Windsor Niobrara LLC ("Windsor Niobrara"). As operator, the Company is responsible for daily operations, monthly operation billings and monthly revenue disbursements for these properties. For the year ended December 31, 2013, the Company billed Windsor Niobrara approximately $0.9 million for these services. At December 31, 2013, Windsor Niobrara owed the Company an immaterial amount for these services. Windsor Niobrara was not a related party in 2014.
Windsor Ohio LLC ("Windsor Ohio") participated with the Company in the acquisition of certain leasehold interests in acreage located in the Utica Shale in Ohio. As operator of this acreage, the Company is responsible for daily operations, monthly operation billings and monthly revenue disbursements for these properties. For the year ended December 31, 2013, the Company billed Windsor Ohio approximately $73.4 million for these services. At December 31, 2013, Windsor Ohio owed the

Company approximately $1.6 million for these services. During the years ended December 31, 2013 and 2012, the Company purchased certain oil and natural gas properties in the Utica Shale from Windsor Ohio. For information regarding these transactions, see Note 2. Windsor Ohio was not a related party in 2014.
Stingray Pressure provides well completion services. Stingray Pressure was previously 50% owned by the Company until its contribution to Mammoth in November 2014 as discussed above in Note 5. As of the contribution date, the Company owns a 30.5% limited partner interest in Mammoth. No amounts were owed to Stingray Pressure at the date of the contribution. As of December 31, 2013, the Company owed Stingray Pressure approximately $8.3 million related to these services. Approximately $78.3 million and $58.3 million of services provided by Stingray Pressure are included in oil and natural gas properties before elimination of intercompany profits on the accompanying consolidated balance sheets at December 31, 2014 and 2013, respectively.
Stingray Cementing, which is 50% owned by the Company, provides well cementing services as discussed above in Note 5. At December 31, 2014 and 2013, the Company owed Stingray Cementing approximately $0.8 million and $1.5 million, respectively, related to these services. Approximately $6.0 million and $4.0 million of services provided by Stingray Cementing are included in oil and natural gas properties before elimination of intercompany profits on the accompanying consolidated balance sheets at December 31, 2014 and 2013, respectively.
Stingray Energy, which is 50% owned by the Company, provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites as discussed above in Note 5. At December 31, 2014 and 2013, the Company owed Stingray Energy approximately $6.0 million and $4.1 million, respectively, related to these services. Approximately $1.3 million and an immaterial amount of services provided by Stingray Energy are included in lease operating expenses in the consolidated statements of operations for the year ended December 31, 2014 and 2013, respectively. Approximately $24.8 million and $5.1 million of services provided by Stingray Energy are included in oil and natural gas properties before elimination of intercompany profits on the accompanying consolidated balance sheets at December 31, 2014 and 2013, respectively.
Athena Construction LLC (“Athena”) performs services for the Company at its WCBB and Hackberry fields. At December 31, 2013, the Company owed Athena approximately $1.0 million related to these services. Approximately $0.6 million of services provided by Athena are included in lease operating expenses in the consolidated statements of operations for the year ended December 31, 2013. Approximately $4.1 million related to services performed by Athena are included in oil and natural gas properties on the accompanying consolidated balance sheets at December 31, 2013. Athena was not a related party in 2014.
Black Fin P&A, LLC (“Black Fin”) performed plugging and abandonment services for the Company at its WCBB field. No amounts were owed to Black Fin at December 31, 2013. An immaterial amount of services performed by Black Fin are included in oil and natural gas properties on the accompanying consolidated balance sheets at December 31, 2013. Black Fin was not a related party in 2014.
Panther Drilling Systems, LLC ("Panther") performs directional drilling services for the Company. In November 2014, Panther became a wholly-owned subsidiary of Mammoth. The Company owns a 30.5% limited partner interest in Mammoth as discussed above in Note 5. At December 31, 2014 and 2013, the Company owed Panther approximately $2.4 million and $1.8 million, respectively, related to these services. Approximately $7.6 million and $12.6 million of services provided by Panther are included in oil and natural gas properties on the accompanying consolidated balance sheets at December 31, 2014 and 2013, respectively.
Redback Directional Services, LLC ("Redback") provides coil tubing and flow back services for the Company. In November 2014, Redback became a wholly-owned subsidiary of Mammoth. The Company owns a 30.5% limited partner interest in Mammoth as discussed above in Note 5. At December 31, 2014, the Company owed Redback approximately $0.4 million related to these services. No amounts were owed to Redback at December 31, 2013. Approximately $1.0 million and $0.1 million related to services performed by Redback are included in oil and natural gas properties on the accompanying consolidated balance sheets at December 31, 2014 and 2013, respectively.
In November 2014, the Company contributed its investment in Muskie, Stingray Pressure, Stingray Logistics and Bison to Mammoth, of which the Company owns 30.5%. Approximately $11.1 million of services provided by Mammoth are included in oil and natural gas properties on the accompanying consolidated balance sheets at December 31, 2014. At December 31, 2014, the Company owed Mammoth approximately $28.4 million related to these services.

Caliber Development Company, LLC ("Caliber") provides building maintenance services for the Company's headquarters in Oklahoma City, Oklahoma. Caliber also leases office space to the Company. At December 31, 2013, the Company owed Caliber an immaterial amount related to these services. Approximately $0.2 million of services performed by Caliber and rent paid to Caliber are included in general and administrative expenses on the accompanying consolidated statements of operations for the year ended December 31, 2013. Caliber was not a related party in 2014.
Each of Diamondback, Windsor Niobrara, Windsor Ohio, Stingray Pressure, Stingray Cementing, Stingray Energy, Stingray Logistics, Athena, Black Fin, Panther, Redback and Caliber is affiliated with or controlled by Wexford Capital LP ("Wexford"). In addition, affiliates of Wexford own the general partner of Mammoth and the remaining 69.5% limited partner interest in Mammoth. See Note 5 above. Prior to September 21, 2012, Wexford and/or its affiliates beneficially owned more than 10% of the Company's common stock and was deemed to be a related party. On or about September 28, 2012, Wexford’s and/or its affiliates’ ownership of Gulfport’s common stock dropped to below 1% and, as a result, was no longer deemed to be a related party. Subsequent to September 28, 2012, the Company continued to treat Windsor Niobrara, Windsor Ohio, Athena, Black Fin, Panther, Redback and Caliber as related parties because Mr. Mike Liddell, the Company's former Chairman of the Board and a named executive officer during 2013, had informed the Company that he was the operating member of each such entity and also held a 10% participation interest in Windsor Ohio and a 10% contingent participation interest in Windsor Niobrara, Athena, Black Fin, Panther, Redback and Caliber. Mr. Liddell is no longer a related party with respect to the Company.

16.	COMMITMENTS
Plugging and Abandonment Funds
In connection with the Company's acquisition in 1997 of the remaining 50% interest in its WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company could access the trust for use in plugging and abandonment charges associated with the property, although it has not yet done so. As of December 31, 2014, the plugging and abandonment trust totaled approximately $3.1 million. At December 31, 2014, the Company had plugged 450 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.
Contributions to 401(k) Plan
Gulfport sponsors a 401(k) and Profit Sharing plan under which eligible employees may contribute up to 100% of their total compensation up to the maximum pre-tax threshold through salary deferrals. Also under the plan, the Company will make a contribution each calendar year on behalf of each employee equal to at least 3% of his or her salary, regardless of the employee’s participation in salary deferrals and may also make additional discretionary contributions. During the years ended December 31, 2014, 2013 and 2012, Gulfport incurred $0.8 million, $0.6 million, and $0.4 million, respectively, in contributions expense related to this plan.
Employment Agreements
Effective November 1, 2012, the Company entered into employment agreements with Mike Liddell, the Company's former Chairman, James D. Palm, the Company's former Chief Executive Officer, and Michael G. Moore, the Company's former Chief Financial Officer. Each agreement had an initial three-year term expiring on November 1, 2015 subject to automatic one-year extensions unless terminated by either party to the agreement at least 90 days prior to the end of the then current term. These agreements provided for minimum salary and bonus levels which were subject to review and potential increase by the Compensation Committee and/or the Board of Directors, as well as participation in the Company's Amended and Restated 2005 Stock Incentive Plan (or other equity incentive plans that may be put in place for the benefit of employees) and other employee benefits.
Effective February 15, 2014, Mr. Palm retired and his employment agreement with the Company terminated. The Company entered into a separation agreement with Mr. Palm, under which agreement certain benefits are provided to, and obligations imposed on, Mr. Palm. As of December 31, 2014, the minimum commitment under Mr. Palm's separation agreement was approximately $0.6 million.

Mr. Liddell resigned as the Company's Chairman effective June 2013 at which date his employment agreement with Gulfport terminated. At that same time, the Company entered into a consulting agreement with Mr. Liddell. In October 2014, Mr. Liddell terminated his consulting agreement with the Company effective January 1, 2015.
On April 22, 2014, the Board of Directors appointed Michael G. Moore as Chief Executive Officer of the Company. The Company and Mr. Moore entered into an amended and restated employment agreement. The agreement has a three-year term commencing effective April 22, 2014. This agreement provides, among other things, for a minimum salary level, subject to review and potential increase by the Compensation Committee and/or the Board of Directors, as well as participation in the Company's incentive plans and other employee benefits. The aggregate minimum commitment for future salary at December 31, 2014 under the April 22, 2014 amended and restated employment agreement was approximately $0.9 million.
Firm Transportation Commitments
As of December 31, 2014, the Company had approximately 218,000 MMBtu per day of firm sales contracted with third parties. Of these sales, 33,000 MMBtu per day, 5,000 MMBtu per day, 30,000 MMBtu per day, 50,000 MMBtu per day, 50,000 MMBtu per day and 50,000 MMBtu per day expire in 2015, 2016, 2017, 2018, 2019 and 2022, respectively.
Operating Leases
The Company leases office facilities under non-cancellable operating leases exceeding one year. Future minimum lease commitments under these leases at December 31, 2014 are as follows:

(In thousands)
2015	$615
2016	524
2017	451
2018	20
Total	$1,610

The following table presents rent expense for the years ended December 31, 2014, 2013 and 2012, respectively.

	For the years ended December 31,
	2014	2013	2012
	(In thousands)
Minimum rentals	$733	$258	$139
Less: Sublease rentals	15	45	7
	$718	$213	$132

Other Commitments
Effective October 1, 2014, the Company entered into a Sand Supply Agreement with Muskie that expires on September 30, 2018. Pursuant to this agreement, the Company has agreed to purchase annual and monthly amounts of proppant sand subject to exceptions specified in the agreement at a fixed price per ton, subject to certain adjustments, plus agreed costs and expenses. Failure by either Muskie or the Company to deliver or accept the minimum monthly amount results in damages calculated per ton based on the difference between the monthly obligation amount and the amount actually delivered or accepted, as applicable. As of December 31, 2014, the Company had accrued $0.3 million related to non-utilization fees.
Effective October 1, 2014, the Company entered into an Amended and Restated Master Services Agreement for pressure pumping services with Stingray Pressure that expires on September 30, 2018. Pursuant to this agreement, Stingray Pressure has agreed to provide hydraulic fracturing, stimulation and related completion and rework services to the Company and the Company has agreed to pay Stingray Pressure a monthly service fee plus the associated costs of the services provided.
Future minimum commitments under these agreements at December 31, 2014 are as follows:

(In thousands)
2015	$52,440
2016	52,440
2017	52,440
2018	39,330
Total	$196,650

17.    CONTINGENCIES
Due to the nature of the Company's business, it is, from time to time, involved in routine litigation or subject to disputes or claims related to its business activities, including workers' compensation claims and employment related disputes. In the opinion of the Company's management, none of the pending litigation, disputes or claims against the Company, if decided adversely, will have a material adverse effect on its financial condition, cash flows or results of operations.
Concentration of Credit Risk
Gulfport operates in the oil and gas industry principally in the states of Ohio and Louisiana with sales to refineries, re-sellers such as pipeline companies, and local distribution companies. While certain of these customers are affected by periodic downturns in the economy in general or in their specific segment of the oil and gas industry, Gulfport believes that its level of credit-related losses due to such economic fluctuations has been immaterial and will continue to be immaterial to the Company’s results of operations in the long term.
The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2014, Gulfport held cash in excess of insured limits in these banks totaling $140.9 million.
During the year ended December 31, 2014, Gulfport sold approximately 99% of its oil production to Shell Trading Company (“Shell”), 100% of its natural gas liquids production to MarkWest Utica and 40%, 32% and 19% of its natural gas production to BP, DTE Energy Trading Inc. and Hess, respectively. During the year ended December 31, 2013, Gulfport sold approximately 99% of its oil production to Shell, 100% of its natural gas liquids production to MarkWest Utica, and 32%, 31% and 17% of its natural gas production to Sequent Energy Management, L.P., Hess and Interstate Gas Supply, Inc., respectively. During the year ended December 31, 2012, Gulfport sold approximately 92% and 8% of its oil production to Shell and Diamondback O&G, respectively, 91% of its natural gas liquids production to Diamondback O&G and 41%, 18% and 16% of its natural gas production to Noble Americas Gas, Hess and Chevron, respectively.

18.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On October 17, 2012, December 21, 2012, and August 18, 2014, the Company issued an aggregate of $600.0 million of its 7.75% Senior Notes. The October Notes and the December Notes were exchanged for substantially identical notes in the same aggregate principal amount that were registered under the Securities Act. The Exchange Notes and the August Notes are collectively referred to as the "Notes". The Notes are guaranteed on a senior unsecured basis by all existing consolidated subsidiaries that guarantee the Company's secured revolving credit facility or certain other debt (the "Guarantors"). The Notes are not guaranteed by Grizzly Holdings, Inc., (the "Non-Guarantor"). The Guarantors are 100% owned by Gulfport (the "Parent"), and the guarantees are full, unconditional, joint and several. There are no significant restrictions on the ability of the Parent or the Guarantors to obtain funds from each other in the form of a dividend or loan.

In connection with the issuance of the August Notes, the Company and the subsidiary guarantors entered into a registration rights agreement with the initial purchasers on August 18, 2014, pursuant to which the Company and the subsidiary guarantors have agreed to file a registration statement with respect to an offer to exchange the August Notes for a new issue of substantially identical debt securities registered under the Securities Act. The registration statement relating to the exchange offer for the August Notes was filed on November 6, 2014, as amended on February 3, 2015, and declared effective by the SEC on February 4, 2015. The exchange offer for the August Note is expected to be completed on or about March 10, 2015.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$141,535	$804	$1	$—	$142,340
Accounts receivable - oil and gas	103,762	96	—	—	103,858
Accounts receivable - related parties	46	—	—	—	46
Accounts receivable - intercompany	45,222	27	—	(45,249)	—
Prepaid expenses and other current assets	3,714	—	—	—	3,714
Short-term derivative instruments	78,391	—	—	—	78,391
Total current assets	372,670	927	1	(45,249)	328,349
Property and equipment:
Oil and natural gas properties, full-cost accounting	3,887,874	35,990	—	(710)	3,923,154
Other property and equipment	18,301	43	—	—	18,344
Accumulated depletion, depreciation, amortization and impairment	(1,050,855)	(24)	—	—	(1,050,879)
Property and equipment, net	2,855,320	36,009	—	(710)	2,890,619
Other assets:
Equity investments and investments in subsidiaries	360,238	—	180,217	(170,874)	369,581
Derivative instruments	24,448	—	—	—	24,448
Other assets	19,396	—	—	—	19,396
Total other assets	404,082	—	180,217	(170,874)	413,425
Total assets	$3,632,072	$36,936	$180,218	$(216,833)	$3,632,393

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$371,089	$321	$—	$—	$371,410
Accounts payable - intercompany	—	45,143	106	(45,249)	—
Asset retirement obligation - current	75	—	—	—	75
Deferred tax liability	27,070	—	—	—	27,070
Current maturities of long-term debt	168	—	—	—	168
Total current liabilities	398,402	45,464	106	(45,249)	398,723
Asset retirement obligation - long-term	17,863	—	—	—	17,863
Deferred tax liability	203,195	—	—	—	203,195
Long-term debt, net of current maturities	716,316	—	—	—	716,316
Total liabilities	1,335,776	45,464	106	(45,249)	1,336,097

Stockholders' equity:
Common stock	856	—	—	—	856
Paid-in capital	1,828,602	322	227,079	(227,401)	1,828,602
Accumulated other comprehensive income (loss)	(26,675)	—	(26,675)	26,675	(26,675)
Retained earnings (accumulated deficit)	493,513	(8,850)	(20,292)	29,142	493,513
Total stockholders' equity	2,296,296	(8,528)	180,112	(171,584)	2,296,296
Total liabilities and stockholders' equity	$3,632,072	$36,936	$180,218	$(216,833)	$3,632,393

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2013
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$451,431	$7,525	$—	$—	$458,956
Accounts receivable - oil and gas	58,662	162	—	—	58,824
Accounts receivable - related parties	2,617	—	—	—	2,617
Accounts receivable - intercompany	21,379	27	—	(21,406)	—
Prepaid expenses and other current assets	2,581	—	—	—	2,581
Deferred tax asset	6,927	—	—	—	6,927
Short-term derivative instruments	324	—	—	—	324
Note receivable - related party	875	—	—	—	875
Total current assets	544,796	7,714	—	(21,406)	531,104

Property and equipment:
Oil and natural gas properties, full-cost accounting,	2,470,411	7,340	—	(573)	2,477,178
Other property and equipment	11,102	29	—	—	11,131
Accumulated depletion, depreciation, amortization and impairment	(784,695)	(22)	—	—	(784,717)
Property and equipment, net	1,696,818	7,347	—	(573)	1,703,592
Other assets:
Equity investments and investments in subsidiaries	432,727	—	191,473	(184,132)	440,068
Derivative instruments	521	—	—	—	521
Other assets	17,851	—	—	—	17,851
Total other assets	451,099	—	191,473	(184,132)	458,440
Total assets	$2,692,713	$15,061	$191,473	$(206,111)	$2,693,136

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$190,284	$423	$—	$—	$190,707
Accounts payable - intercompany	—	21,296	110	(21,406)	—
Asset retirement obligation - current	795	—	—	—	795
Short-term derivative instruments	12,280	—	—	—	12,280
Current maturities of long-term debt	159	—	—	—	159
Total current liabilities	203,518	21,719	110	(21,406)	203,941

Long-term derivative instruments	11,366	—	—	—	11,366
Asset retirement obligation - long-term	14,288	—	—	—	14,288
Deferred tax liability	114,275	—	—	—	114,275
Long-term debt, net of current maturities	299,028	—	—	—	299,028
Total liabilities	642,475	21,719	110	(21,406)	642,898

Stockholders' equity:
Common stock	851	—	—	—	851
Paid-in capital	1,813,058	322	208,277	(208,599)	1,813,058
Accumulated other comprehensive income (loss)	(9,781)	—	(9,781)	9,781	(9,781)
Retained earnings (accumulated deficit)	246,110	(6,980)	(7,133)	14,113	246,110
Total stockholders' equity	2,050,238	(6,658)	191,363	(184,705)	2,050,238
Total liabilities and stockholders' equity	$2,692,713	$15,061	$191,473	$(206,111)	$2,693,136

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$669,067	$2,199	$—	$—	$671,266

Costs and expenses:
Lease operating expenses	51,238	953	—	—	52,191
Production taxes	23,803	203	—	—	24,006
Midstream gathering and processing	64,402	65	—	—	64,467
Depreciation, depletion and amortization	265,428	3	—	—	265,431
General and administrative	37,846	446	(2)	—	38,290
Accretion expense	761	—	—	—	761
Gain on sale of assets	(11)	—	—	—	(11)
	443,467	1,670	(2)	—	445,135

INCOME FROM OPERATIONS	225,600	529	2	—	226,131

OTHER (INCOME) EXPENSE:
Interest expense	23,986	—	—	—	23,986
Interest income	(195)	—	—	—	(195)
Litigation settlement	25,500	—	—	—	25,500
Gain on contribution of investments	(84,470)	—	—	—	(84,470)
(Income) loss from equity method investments and investments in subsidiaries	(139,965)	—	13,159	(12,628)	(139,434)
	(175,144)	—	13,159	(12,628)	(174,613)

INCOME (LOSS) BEFORE INCOME TAXES	400,744	529	(13,157)	12,628	400,744
INCOME TAX EXPENSE	153,341	—	—	—	153,341

NET INCOME (LOSS)	$247,403	$529	$(13,157)	$12,628	$247,403

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$261,809	$1,517	$—	$(573)	$262,753

Costs and expenses:
Lease operating expenses	25,971	732	—	—	26,703
Production taxes	26,848	85	—	—	26,933
Midstream gathering and processing	10,999	31	—	—	11,030
Depreciation, depletion and amortization	118,878	2	—	—	118,880
General and administrative	22,359	159	1	—	22,519
Accretion expense	717	—	—	—	717
Loss on sale of assets	508	—	—	—	508
	206,280	1,009	1	—	207,290

INCOME (LOSS) FROM OPERATIONS	55,529	508	(1)	(573)	55,463

OTHER (INCOME) EXPENSE:
Interest expense	17,490	—	—	—	17,490
Interest income	(297)	—	—	—	(297)
(Income) loss from equity method investments and investments in subsidiaries	(212,992)	—	2,999	(3,065)	(213,058)
	(195,799)	—	2,999	(3,065)	(195,865)

INCOME (LOSS) BEFORE INCOME TAXES	251,328	508	(3,000)	2,492	251,328
INCOME TAX EXPENSE	98,136	—	—	—	98,136

NET INCOME (LOSS)	$153,192	$508	$(3,000)	$2,492	$153,192

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$247,637	$1,289	$—	$—	$248,926

Costs and expenses:
Lease operating expenses	23,644	664	—	—	24,308
Production taxes	28,874	83	—	—	28,957
Midstream gathering and processing	432	11	—	—	443
Depreciation, depletion and amortization	90,749	—	—	—	90,749
General and administrative	13,602	132	74	—	13,808
Accretion expense	698	—	—	—	698
Gain on sale of assets	(7,300)	—	—	—	(7,300)
	150,699	890	74	—	151,663

INCOME (LOSS) FROM OPERATIONS	96,938	399	(74)	—	97,263

OTHER (INCOME) EXPENSE:
Interest expense	7,458	—	—	—	7,458
Interest income	(72)	—	—	—	(72)
(Income) loss from equity method investments and investments in subsidiaries	(5,182)	—	1,512	(4,652)	(8,322)
	2,204	—	1,512	(4,652)	(936)

INCOME (LOSS) FROM COTINUING OPERATIONS BEFORE INCOME TAXES	94,734	399	(1,586)	4,652	98,199
INCOME TAX EXPENSE	26,363	—	—	—	26,363

INCOME (LOSS) FROM CONTINUING OPERATIONS	68,371	399	(1,586)	4,652	71,836
DISCONTINUED OPERATIONS
Loss on disposal of Belize properties, net of tax	—	3,465	—	—	3,465
NET INCOME (LOSS)	$68,371	$(3,066)	$(1,586)	$4,652	$68,371

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$247,403	$529	$(13,157)	$12,628	$247,403
Foreign currency translation adjustment	(16,894)	—	(16,894)	16,894	(16,894)
Other comprehensive income (loss)	(16,894)	—	(16,894)	16,894	(16,894)
Comprehensive income	$230,509	$529	$(30,051)	$29,522	$230,509

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$153,192	$508	$(3,000)	$2,492	$153,192
Foreign currency translation adjustment	(12,223)	—	(12,223)	12,223	(12,223)
Change in fair value of derivative instruments, net of taxes	(4,419)	—	—	—	(4,419)
Reclassification of settled contracts, net of taxes	10,290	—	—	—	10,290
Other comprehensive income (loss)	(6,352)	—	(12,223)	12,223	(6,352)
Comprehensive income	$146,840	$508	$(15,223)	$14,715	$146,840

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$68,371	$(3,066)	$(1,586)	$4,652	$68,371
Foreign currency translation adjustment	1,355	—	1,355	(1,355)	1,355
Change in fair value of derivative instruments, net of taxes	(8,452)	—	—	—	(8,452)
Reclassification of settled contracts, net of taxes	1,005	—	—	—	1,005
Other comprehensive income (loss)	(6,092)	—	1,355	(1,355)	(6,092)
Comprehensive income	$62,279	$(3,066)	$(231)	$3,297	$62,279

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$388,177	$21,698	$(2)	$—	$409,873

Net cash provided by (used in) investing activities	(1,108,241)	(28,419)	(18,799)	18,802	(1,136,657)

Net cash provided by (used in) financing activities	410,168	—	18,802	(18,802)	410,168

Net increase (decrease) in cash and cash equivalents	(309,896)	(6,721)	1	—	(316,616)

Cash and cash equivalents at beginning of period	451,431	7,525	—	—	458,956

Cash and cash equivalents at end of period	$141,535	$804	$1	$—	$142,340

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by operating activities	$182,961	$8,104	$—	$—	$191,065

Net cash provided by (used in) investing activities	(661,886)	(2,374)	(33,929)	33,929	(664,260)

Net cash provided by (used in) financing activities	765,063	—	33,929	(33,929)	765,063

Net increase in cash and cash equivalents	286,138	5,730	—	—	291,868

Cash and cash equivalents at beginning of period	165,293	1,795	—	—	167,088

Cash and cash equivalents at end of period	$451,431	$7,525	$—	$—	$458,956

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$195,734	$3,425	$(1)	$—	$199,158

Net cash provided by (used in) investing activities	(838,177)	(2,402)	(103,915)	103,915	(840,579)

Net cash provided by (used in) financing activities	714,612	—	103,915	(103,915)	714,612

Net increase (decrease) in cash and cash equivalents	72,169	1,023	(1)	—	73,191

Cash and cash equivalents at beginning of period	93,124	772	1	—	93,897

Cash and cash equivalents at end of period	$165,293	$1,795	$—	$—	$167,088

19.	SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)
As discussed above in Notes 4 and 5, the Company did not own any of Diamondback's common stock at December 31, 2014. However, at December 31, 2013 and December 31, 2012, the Company owned a 7.2% and 21.4% equity interest in Diamondback, respectively, which interest is shown below. The Company also owns a 24.9999% interest in Grizzly, which interest is shown below. Grizzly achieved first production in 2014, therefore, interest in Grizzly is shown only for 2014.
The following is historical revenue and cost information relating to the Company’s oil and gas operations located entirely in the United States:
Capitalized Costs Related to Oil and Gas Producing Activities

	2014	2013
	(In thousands)
Proven properties	$2,457,616	$1,526,588
Unproven properties	1,465,538	950,590
	3,923,154	2,477,178
Accumulated depreciation, depletion, amortization and impairment reserve	(1,044,273)	(779,561)
Net capitalized costs	$2,878,881	$1,697,617

Equity investment in Diamondback Energy, Inc.
Proven properties	$—	$92,074
Unproven properties	—	26,608
	—	118,682
Accumulated depreciation, depletion, amortization and impairment reserve	—	(15,180)
Net capitalized costs	$—	$103,502

Equity investment in Grizzly Oil Sand ULC
Proven properties	$96,859	$—
Unproven properties	103,160	—
	200,019	—
Accumulated depreciation, depletion, amortization and impairment reserve	(1,248)	—
Net capitalized costs	$198,771	$—

Costs Incurred in Oil and Gas Property Acquisition and Development Activities

	2014	2013	2012
	(In thousands)
Acquisition	$440,288	$338,153	$513,904
Development of proved undeveloped properties	864,511	408,121	121,787
Exploratory	2,249	26,174	93,397
Recompletions	45,658	44,633	24,643
Capitalized asset retirement obligation	2,095	3,556	2,195
Total	$1,354,801	$820,637	$755,926

Equity investment in Diamondback Energy, Inc.
Acquisition	$—	$44,534	$49,895
Development of proved undeveloped properties	—	6,369	22,740
Exploratory	—	17,491	3,755
Capitalized asset retirement obligation	—	50	203
Total	$—	$68,444	$76,593

Equity investment in Grizzly Oil Sands ULC
Acquisition	$1,230	$—	$—
Development of proved undeveloped properties	7,107	—	—
Exploratory	—	—	—
Capitalized asset retirement obligation	1,055	—	—
Total	$9,392	$—	$—
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

	2014	2013	2012
	(In thousands)
Revenues	$670,762	$262,225	$248,601
Production costs	(140,664)	(64,666)	(53,708)
Depletion	(263,946)	(118,118)	(90,230)
	266,152	79,441	104,663
Income tax expense (benefit)
Current	—	—	730
Deferred	96,061	49,447	25,633
	96,061	49,447	26,363
Results of operations from producing activities	$170,091	$29,994	$78,300
Depletion per Mcf of gas equivalent (Mcfe)	$3.01	$4.78	$5.85

Results of Operations from equity method investment in Diamondback Energy, Inc.
Revenues	$—	$14,976	$16,042
Production costs	—	(2,518)	(4,474)
Depletion	—	(4,754)	(5,515)
	—	7,704	6,053
Income tax expense	—	2,286	2,158
Results of operations from producing activities	$—	$5,418	$3,895

Results of Operations from equity method investment in Grizzly Oil Sands ULC
Revenues	$5,449	$—	$—
Production costs	(10,113)	—	—
Depletion	(1,195)	—	—
	(5,859)	—	—
Income tax expense	—	—	—
Results of operations from producing activities	$(5,859)	$—	$—

Oil and Gas Reserves
The following table presents estimated volumes of proved developed and undeveloped oil and gas reserves as of December 31, 2014, 2013 and 2012 and changes in proved reserves during the last three years. The reserve reports use an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2014, 2013 and 2012, in accordance with guidelines of the SEC applicable to reserves estimates. Volumes for oil are stated in thousands of barrels (MBbls) and volumes for gas are stated in millions of cubic feet (MMcf). The prices used for the 2014 reserve report are $94.99 per barrel of oil, $4.35 per MMbtu and $44.84 per barrel for NGLs, adjusted by lease for transportation fees and regional price differentials, and for oil and gas reserves, respectively. The prices used at December 31, 2013 and 2012 for reserve report purposes are $96.78 per barrel, $3.67 per MMbtu and $41.23 per barrel for NGLs and $91.32 per barrel and $2.76 per MMbtu, respectively.
Gulfport emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

	2014			2013			2012
	Oil	Gas	NGL	Oil	Gas	NGL	Oil	Gas	NGL
	(MBbls)	(MMcf)	(MBbls)	(MBbls)	(MMcf)	(MBbls)	(MBbls)	(MMcf)	(MBbls)
Proved Reserves
Beginning of the period	8,346	146,446	5,675	8,106	33,771	145	13,954	15,728	2,791
Purchases in oil and gas reserves in place	173	8,863	353	—	—	—	—	—	—
Extensions and discoveries	4,975	629,151	22,594	2,765	123,597	5,850	4,732	31,265	148
Sales of oil and gas reserves in place	—	—	—	—	—	—	(7,875)	(11,757)	(2,729)
Revisions of prior reserve estimates	(1,313)	(6,136)	(304)	(208)	(2,031)	—	(382)	(357)	—
Current production	(2,684)	(59,318)	(2,050)	(2,317)	(8,891)	(320)	(2,323)	(1,108)	(65)
End of period	9,497	719,006	26,268	8,346	146,446	5,675	8,106	33,771	145
Proved developed reserves	5,719	345,166	12,379	5,609	94,552	3,527	5,175	18,482	44
Proved undeveloped reserves	3,778	373,840	13,889	2,737	51,894	2,148	2,931	15,289	101

Equity investment in Diamondback Energy, Inc.
Proved Reserves
Beginning of the period	—	—	—	5,606	7,398	1,766	3,874	4,398	1,080
Change in ownership interest in Diamondback	—	—	—	(3,720)	(4,909)	(1,171)	—	—	—
Purchases in oil and gas reserves in place	—	—	—	528	752	120	1,543	2,292	540
Extensions and discoveries	—	—	—	1,227	1,741	331	665	804	186
Revisions of prior reserve estimates	—	—	—	(428)	(417)	(249)	(314)	82	(1)
Current production	—	—	—	(146)	(124)	(26)	(162)	(178)	(39)
End of period	—	—	—	3,067	4,441	771	5,606	7,398	1,766
Proved developed reserves	—	—	—	1,425	2,263	358	1,539	2,753	641
Proved undeveloped reserves	—	—	—	1,642	2,178	413	4,068	4,645	1,124

Equity investment in Grizzly Oil Sands ULC
Beginning of the period	13,637	—	—	—	—	—	—	—	—
Purchases in oil and gas reserves in place	—	—	—	—	—	—	—	—	—
Extensions and discoveries	—	—	—	—	—	—	—	—	—
Revisions of prior reserve estimates	990	—	—	—	—	—	—	—	—
Current production	(69)	—	—	—	—	—	—	—	—
End of period	14,558	—	—	—	—	—	—	—	—
Proved developed reserves	1,632	—	—	—	—	—	—	—	—
Proved undeveloped reserves	12,926	—	—	—	—	—	—	—	—

In 2014, the Company experienced extensions and discoveries of 786,347 million cubic feet of gas equivalent (MMcfe) of proved reserves attributable to the development of the Company's Utica Shale acreage. In addition, the Company experienced downward revisions of 15,837 MMcfe in estimated proved reserves in 2014 primarily due to the exclusion of PUD locations in our Southern Louisiana and Utica fields that were not expected to be drilled within five years of initial booking. The Company also purchased 12,019 MMcfe of proved reserves as a result of its acquisition from Rhino discussed in Note 2. In 2013, the Company experienced extensions and discoveries of 166,832 MMcfe of proved reserves attributable to the development of the Company's Utica Shale acreage. The Company contributed its Permian Basin assets to Diamondback in 2012, as discussed in Note 4, resulting in a decrease of 75,384 MMcfe in estimated proved reserves in 2012. The Company experienced extensions and discoveries of proved reserves of 40,049 MMcfe in 2012 attributable to the discovery and development of the Company's Utica Shale acreage. In addition, the Company experienced downward reserve revisions of 2,649 MMcfe in estimated proved reserves in 2012 primarily due to a change in the drilling schedule of its Niobrara acreage.
Discounted Future Net Cash Flows
The following tables present the estimated future cash flows, and changes therein, from Gulfport’s proven oil and gas reserves as of December 31, 2014, 2013 and 2012 using an unweighted average first-of-the-month price for the period January through December 31, 2014, 2013 and 2012.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Future cash flows	$4,667,678	$1,657,708	$954,833
Future development and abandonment costs	(719,898)	(272,500)	(159,113)
Future production costs	(880,427)	(274,428)	(147,024)
Future production taxes	(71,229)	(78,647)	(89,175)
Future income taxes	(693,154)	(172,691)	(114,867)
Future net cash flows	2,302,970	859,442	444,654
10% discount to reflect timing of cash flows	(875,803)	(280,976)	(96,013)
Standardized measure of discounted future net cash flows	$1,427,167	$578,466	$348,641

Equity investment in Diamondback Energy, Inc. Standardized measure of discounted cash flows
Future cash flows	$—	$331,505	$592,669
Future development and abandonment costs	—	(37,229)	(115,869)
Future production costs	—	(58,096)	(165,553)
Future production taxes	—	(22,925)	(30,122)
Future income taxes	—	(48,547)	(71,669)
Future net cash flows	—	164,708	209,456
10% discount to reflect timing of cash flows	—	(94,462)	(130,871)
Standardized measure of discounted future net cash flows	$—	$70,246	$78,585

Equity investment in Grizzly Oil Sands ULC Standardized measure of discounted cash flows
Future cash flows	$754,720	$—	$—
Future development and abandonment costs	(205,242)	—	—
Future production costs	(291,988)	—	—
Future production taxes	—	—	—
Future income taxes	(11,250)	—	—
Future net cash flows	246,240	—	—
10% discount to reflect timing of cash flows	(152,494)	—	—
Standardized measure of discounted future net cash flows	$93,746	$—	$—
In order to develop its proved undeveloped reserves according to the drilling schedule used by the engineers in Gulfport’s reserve report, the Company will need to spend $221.0 million, $93.1 million and $215.4 million during years 2015, 2016 and 2017, respectively.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Sales and transfers of oil and gas produced, net of production costs	$(530,098)	$(197,559)	$(194,893)
Net changes in prices, production costs, and development costs	97,716	65,573	108,941
Acquisition of oil and gas reserves in place	14,266	—	—
Extensions and discoveries	790,533	130,826	151,654
Previously estimated development costs incurred during the period	68,227	43,478	10,211
Revisions of previous quantity estimates, less related production costs	(37,801)	(3,591)	(10,504)
Sales of reserves in place	—	—	(214,867)
Accretion of discount	57,847	34,864	37,668
Net changes in income taxes	(295,226)	(30,239)	25,585
Change in production rates and other	683,237	186,473	58,165
Total change in standardized measure of discounted future net cash flows	$848,701	$229,825	$(28,040)

Equity investment in Diamondback Energy, Inc. Changes in standardized measure of discounted cash flows
Change in ownership interest in Diamondback	$—	$(52,145)	$—
Sales and transfers of oil and gas produced, net of production costs	—	(12,524)	(11,601)
Net changes in prices, production costs, and development costs	—	3,312	(14,596)
Acquisition of oil and gas reserves in place	—	21,968	23,090
Extensions and discoveries	—	39,776	16,969
Previously estimated development costs incurred during the period	—	5,517	19,014
Revisions of previous quantity estimates, less related production costs	—	(9,143)	(4,897)
Accretion of discount	—	4,175	7,803
Net changes in income taxes	—	(12,137)	(26,866)
Change in production rates and other	—	2,862	(8,358)
Total change in standardized measure of discounted future net cash flows	$—	$(8,339)	$558

Equity investment in Grizzly Oil Sands ULC Changes in standardized measure of discounted cash flows
Sales and transfers of oil and gas produced, net of production costs	$4,664	$—	$—
Net changes in prices, production costs, and development costs	(76,518)	—	—
Acquisition of oil and gas reserves in place	—	—	—
Extensions and discoveries	7,107	—	—
Previously estimated development costs incurred during the period	—	—	—
Revisions of previous quantity estimates, less related production costs	10,659	—	—
Accretion of discount	14,946	—	—
Net changes in income taxes	9,162	—	—
Change in production rates and other	(25,738)	—	—
Total change in standardized measure of discounted future net cash flows	$(55,718)	$—	$—

20.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table summarizes quarterly financial data for the years ended December 31, 2014 and 2013:

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenues	$118,029	$114,736	$170,804	$267,697
Income from operations	25,109	18,110	53,454	129,458
Income tax expense	49,247	31,461	4,876	67,757
Net income	82,558	47,852	6,920	110,073
Income per share:
Basic	$0.97	$0.56	$0.08	$1.29
Diluted	$0.96	$0.56	$0.08	$1.28

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenues	$55,000	$70,434	$69,252	$68,067
Income from operations	14,944	22,456	15,137	2,926
Income tax expense	28,195	25,514	23,400	21,027
Net income	44,559	43,828	40,527	24,278
Income per share:
Basic	$0.61	$0.57	$0.52	$0.30
Diluted	$0.61	$0.56	$0.52	$0.30

21.    SUBSEQUENT EVENTS

In January and February of 2015, the Company entered into fixed price swaps for 1,000 barrels of oil per day at a weighted average price of $62.25 per barrel. For the period of September 2015 through December 2015, the Company entered into fixed price swaps for 30,000 MMBtu of natural gas per day at a weighted average price of $3.40 per MMBtu. For the period from January 2016 through December 2017, the Company entered into fixed price swaps for 80,000 MMBtu of natural gas per day at a weighted average price of $3.45 per MMBtu. For the period from January 2018 through December 2018, the Company entered into fixed price swaps for 30,000 MMBtu of natural gas per day at a weighted average price of $3.40 per MMBtu. The Company's fixed price swap contracts are tied to the commodity prices on NYMEX. The Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price as listed on NYMEX for natural gas.

In February 2015, the Company entered into natural gas basis swap positions, which settle on the pricing index to basis differential of MichCon to the NYMEX Henry Hub natural gas price for 30,000 MMBtu per day at a hedge differential of $.02 for the period from March 2015 through December 2016 and for 10,000 MMBtu per day at a hedge differential of $.01 for the period from March 2015 through December 2016.

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

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 12, 2006).

3.5	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on July 23, 2013).

3.6	Second Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on May 2, 2014).

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

4.3
First Supplemental Indenture, dated December 21, 2012, among Gulfport Energy Corporation, subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 26, 2012).

4.4
Second Supplemental Indenture, dated August 18, 2014, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on August 19, 2014).

4.5
Registration Rights Agreement, dated as of August 18, 2014, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.4 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on August 19, 2014).

10.1+	2013 Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-4, File No. 333-189992, filed by the Company with the SEC on July 17, 2013).

10.2+	2014 Executive Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 7, 2014).

10.3+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 26, 2006).

10.4+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Form 10-K, File No. 000-19514, filed by the Company with the SEC on February 28, 2014).

10.5+
Consulting Agreement, effective as of June 14, 2013, by and between the Company and Mike Liddell (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on June 19, 2013).

10.6+
Separation and Release Agreement, dated as of January 31, 2014, by and between the Company and James D. Palm (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on February 4, 2014).

E-1

10.7+
Employment Agreement, entered into on April 30, 2014, by and between Gulfport Energy Corporation and Michael G. Moore (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4/A, File No. 333-199905, filed by the Company with the SEC on February 3, 2015).

10.8
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

10.9
First Amendment to Amended and Restated Credit Agreement, dated as of April 23, 2014, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, sole lead arranger and sole bookrunner, Amegy Bank National Association, as syndication agent, KeyBank National Association, as documentation agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 28, 2014).

10.10
Second Amendment to Amended and Restated Credit Agreement, dated as of November 26, 2014, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 3, 2014).

10.11#
Sand Supply Agreement, effective as of October 1, 2014, by and between Muskie Proppant LLC and Gulfport Energy Corporation (incorporated by reference to Exhibit 10.1 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 7, 2014).

10.12#
Amended and Restated Master Services Agreement, effective as of October 1, 2014, by and between Gulfport Energy Corporation and Stingray Pressure Pumping LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 7, 2014).

10.13+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4, File No. 333-199905, filed by the Company with the SEC on November 6, 2014).

10.14
Investor Rights Agreement, dated as of October 11, 2012, between Gulfport Energy Corporation and Diamondback Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 17, 2012).

14	Code of Ethics (incorporated by reference to Exhibit 14 of Form 8-K, File No. 000-19514, filed by the Company with the SEC on February 14, 2006).

21*	Subsidiaries of the Registrant.

23.1*	Consent of Grant Thornton LLP.

23.2*	Consent of Ryder Scott Company.

23.3*	Consent of Netherland, Sewell & Associates, Inc.

23.4*	Consent of Grant Thornton LLP with respect to financial statements of Diamondback Energy, Inc.

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

99.1*	Report of Ryder Scott Company.

99.2*	Report of Netherland, Sewell & Associates, Inc.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

E-2

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith, not filed.

+	Management contract, compensatory plan or arrangement.

#	Confidential treatment with respect to certain portions of this agreement was granted by the SEC on January 16, 2015, which portions have been omitted and filed separately with the SEC.

E-3