Form 10-Q
period 2015-03-31
GULFPORT ENERGY CORP
filed 2015-05-07
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015 OR

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

As of May 1, 2015, 96,656,652 shares of the registrant’s common stock were outstanding.

GULFPORT ENERGY CORPORATION

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$74,740	$142,340
Accounts receivable—oil and gas	79,680	103,858
Accounts receivable—related parties	33	46
Prepaid expenses and other current assets	15,777	3,714
Short-term derivative instruments	93,030	78,391
Total current assets	263,260	328,349
Property and equipment:
Oil and natural gas properties, full-cost accounting, $1,546,804 and $1,465,538 excluded from amortization in 2015 and 2014, respectively	4,177,962	3,923,154
Other property and equipment	19,051	18,344
Accumulated depletion, depreciation, amortization and impairment	(1,140,168)	(1,050,879)
Property and equipment, net	3,056,845	2,890,619
Other assets:
Equity investments	374,971	369,581
Derivative instruments	41,956	24,448
Other assets	18,566	19,396
Total other assets	435,493	413,425
Total assets	$3,755,598	$3,632,393
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$400,096	$371,410
Asset retirement obligation—current	75	75
Deferred tax liability	29,622	27,070
Short-term derivative instruments	823	—
Current maturities of long-term debt	1,781	168
Total current liabilities	432,397	398,723
Asset retirement obligation—long-term	18,656	17,863
Deferred tax liability	215,122	203,195
Long-term debt, net of current maturities	779,130	716,316
Total liabilities	1,445,305	1,336,097
Commitments and contingencies (Note 8)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock - $.01 par value, 200,000,000 authorized, 85,715,819 issued and outstanding in 2015 and 85,655,438 in 2014	857	856
Paid-in capital	1,832,063	1,828,602
Accumulated other comprehensive loss	(41,659)	(26,675)
Retained earnings	519,032	493,513
Total stockholders’ equity	2,310,293	2,296,296
Total liabilities and stockholders’ equity	$3,755,598	$3,632,393
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2015	2014
	(In thousands, except share data)
Revenues:
Gas sales	$118,570	$18,349
Oil and condensate sales	35,500	73,377
Natural gas liquid sales	22,007	26,136
Other income	240	167
	176,317	118,029
Costs and expenses:
Lease operating expenses	16,980	11,629
Production taxes	4,285	6,957
Midstream gathering and processing	25,381	7,769
Depreciation, depletion and amortization	89,909	56,877
General and administrative	10,799	9,511
Accretion expense	190	188
Gain on sale of assets	—	(11)
	147,544	92,920
INCOME FROM OPERATIONS	28,773	25,109
OTHER (INCOME) EXPENSE:
Interest expense	8,759	3,885
Interest income	(9)	(106)
Litigation settlement	—	18,000
Income from equity method investments	(19,975)	(128,475)
	(11,225)	(106,696)
INCOME BEFORE INCOME TAXES	39,998	131,805
INCOME TAX EXPENSE	14,479	49,247
NET INCOME	$25,519	$82,558
NET INCOME PER COMMON SHARE:
Basic	$0.30	$0.97
Diluted	$0.30	$0.96
Weighted average common shares outstanding—Basic	85,679,606	85,259,407
Weighted average common shares outstanding—Diluted	86,120,030	85,738,626

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2015	2014
	(In thousands)
Net income	$25,519	$82,558
Foreign currency translation adjustment	(14,984)	(7,278)
Other comprehensive loss	(14,984)	(7,278)
Comprehensive income	$10,535	$75,280

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2015	85,655,438	$856	$1,828,602	$(26,675)	$493,513	$2,296,296
Net income	—	—	—	—	25,519	25,519
Other Comprehensive Loss	—	—	—	(14,984)	—	(14,984)
Stock Compensation	—	—	3,462	—	—	3,462
Issuance of Restricted Stock	60,381	1	(1)	—	—	—
Issuance of Common Stock through exercise of options	—	—	—	—	—	—
Balance at March 31, 2015	85,715,819	$857	$1,832,063	$(41,659)	$519,032	$2,310,293

Balance at January 1, 2014	85,177,532	$851	$1,813,058	$(9,781)	$246,110	$2,050,238
Net income	—	—	—	—	82,558	82,558
Other Comprehensive Loss	—	—	—	(7,278)	—	(7,278)
Stock Compensation	—	—	4,307	—	—	4,307
Issuance of Restricted Stock	63,951	—	—	—	—	—
Issuance of Common Stock through exercise of options	182,908	2	613	—	—	615
Balance at March 31, 2014	85,424,391	$853	$1,817,978	$(17,059)	$328,668	$2,130,440

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$25,519	$82,558
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount—Asset Retirement Obligation	190	188
Depletion, depreciation and amortization	89,909	56,877
Stock-based compensation expense	2,077	2,584
Gain from equity investments	(12,759)	(43,688)
Interest income - note receivable	—	(13)
Unrealized (gain) loss on derivative instruments	(31,324)	8,665
Deferred income tax expense	14,479	33,564
Amortization of loan commitment fees	617	294
Amortization of note discount and premium	(528)	78
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	24,178	(27,944)
Decrease in accounts receivable—related party	13	2,047
Increase in prepaid expenses	(12,063)	(771)
(Decrease) increase in accounts payable and accrued liabilities	(290)	43,406
Settlement of asset retirement obligation	(981)	(1,695)
Net cash provided by operating activities	99,037	156,150
Cash flows from investing activities:
Deductions to cash held in escrow	8	8
Additions to other property and equipment	(632)	(1,002)
Additions to oil and gas properties	(226,905)	(420,431)
Proceeds from sale of oil and gas properties	1,314	—
Contributions to equity method investments	(6,093)	(23,687)
Distributions from equity method investments	817	—
Net cash used in investing activities	(231,491)	(445,112)
Cash flows from financing activities:
Principal payments on borrowings	(50,045)	(42)
Borrowings on line of credit	115,000	—
Debt issuance costs and loan commitment fees	(101)	(185)
Proceeds from issuance of common stock, net of offering costs and exercise of stock options	—	615
Net cash provided by financing activities	64,854	388
Net decrease in cash and cash equivalents	(67,600)	(288,574)
Cash and cash equivalents at beginning of period	142,340	458,956
Cash and cash equivalents at end of period	$74,740	$170,382
Supplemental disclosure of cash flow information:
Interest payments	$240	$18
Income tax payments	$29,750	$13,000
Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$1,385	$1,723
Asset retirement obligation capitalized	$1,584	$1,869
Interest capitalized	$3,694	$2,318
Foreign currency translation loss on investment in Grizzly Oil Sands ULC	$(14,984)	$(7,278)
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-K. Results for the three month period ended March 31, 2015 are not necessarily indicative of the results expected for the full year.

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

The Rhino Acquisition qualified as a business combination for accounting purposes and, as such, the Company estimated the fair value of the acquired properties as of the March 20, 2014 acquisition date. The fair value of the assets and liabilities acquired was estimated using assumptions that represent Level 3 inputs. See Note 10 - "Fair Value Measurements" for additional discussion of the measurement inputs.

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
The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Oil and natural gas properties	$4,177,962	$3,923,154
Office furniture and fixtures	11,133	10,752
Building	5,724	5,398
Land	2,194	2,194
Total property and equipment	4,197,013	3,941,498
Accumulated depletion, depreciation, amortization and impairment	(1,140,168)	(1,050,879)
Property and equipment, net	$3,056,845	$2,890,619
Included in oil and natural gas properties at March 31, 2015 is the cumulative capitalization of $79.9 million in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $7.2 million and $6.3 million for the three months ended March 31, 2015 and 2014, respectively.
The following table summarizes the Company’s non-producing properties excluded from amortization by area at March 31, 2015:

March 31, 2015
(In thousands)
Colorado	$5,088
Bakken	96
Southern Louisiana	283
Ohio	1,541,292
Other	45
$1,546,804
At December 31, 2014, approximately $1.5 billion of non-producing leasehold costs was not subject to amortization.
The Company evaluates the costs excluded from its amortization calculation at least annually. Subject to industry conditions and the level of the Company’s activities, the inclusion of most of the above referenced costs into the Company’s amortization calculation is expected to occur within three to five years.

A reconciliation of the Company's asset retirement obligation for the three months ended March 31, 2015 and 2014 is as follows:

	March 31, 2015	March 31, 2014
	(In thousands)
Asset retirement obligation, beginning of period	$17,938	$15,083
Liabilities incurred	1,584	1,869
Liabilities settled	(981)	(1,695)
Accretion expense	190	188
Asset retirement obligation as of end of period	18,731	15,445
Less current portion	75	795
Asset retirement obligation, long-term	$18,656	$14,650
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
Immediately upon completion of the Contribution, the Company owned a 35% equity interest in Diamondback, rather than leasehold interests in the Company’s Permian Basin acreage. Upon completion of the Diamondback IPO in October 2012, Gulfport owned approximately 21.4% of Diamondback's outstanding common stock. Following the Contribution, the Company has accounted for its interest in Diamondback as an equity investment. In November 2014, the Company sold all of the remaining shares of Diamondback common stock that it received in the Contribution and, as of March 31, 2015, Gulfport did not own any shares of Diamondback's common stock. See Note 3, "Equity Investments - Diamondback Energy, Inc."

3.	EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of March 31, 2015 and December 31, 2014:

		Carrying Value		(Income) loss from equity method investments
	Approximate Ownership %	March 31, 2015	December 31, 2014	Three months ended March 31,
				2015	2014
		(In thousands)
Investment in Tatex Thailand II, LLC	23.5%	$—	$—	$—	$—
Investment in Tatex Thailand III, LLC	17.9%	—	—	—	49
Investment in Grizzly Oil Sands ULC	24.9999%	167,186	180,218	4,142	2,001
Investment in Bison Drilling and Field Services LLC	—%	—	—	—	1,933
Investment in Muskie Proppant LLC	—%	—	—	—	534
Investment in Timber Wolf Terminals LLC	50.0%	1,007	1,013	6	—
Investment in Windsor Midstream LLC	22.5%	32,292	13,505	(18,787)	(168)
Investment in Stingray Pressure Pumping LLC	—%	—	—	—	513
Investment in Stingray Cementing LLC	50.0%	2,254	2,647	67	95
Investment in Blackhawk Midstream LLC	48.5%	—	—	(7,217)	(84,787)
Investment in Stingray Logistics LLC	—%	—	—	—	81
Investment in Diamondback Energy, Inc.	—%	—	—	—	(48,767)
Investment in Stingray Energy Services LLC	50.0%	6,167	5,718	10	41
Investment in Sturgeon Acquisitions LLC	25.0%	22,258	22,507	(568)	—
Investment in Mammoth Energy Partners LP	30.5%	143,807	143,973	2,372	—
		$374,971	$369,581	$(19,975)	$(128,475)
The tables below summarize financial information for the Company's equity investments as of March 31, 2015 and December 31, 2014.
Summarized balance sheet information:

	March 31, 2015	December 31, 2014

	(In thousands)
Current assets	$151,752	$181,060
Noncurrent assets	$1,419,656	$1,306,891
Current liabilities	$55,369	$114,506
Noncurrent liabilities	$213,050	$230,062
Summarized results of operations:

	Three months ended March 31,
	2015	2014
	(In thousands)
Gross revenue	$133,556	$158,281
Net income	$90,668	$181,505
Tatex Thailand II, LLC

The Company has an indirect ownership interest in Tatex Thailand II, LLC (“Tatex”). Tatex holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 243,000 acres which includes the Phu Horm Field.
Tatex Thailand III, LLC
The Company has an ownership interest in Tatex Thailand III, LLC ("Tatex III"). Tatex III previously owned a concession covering approximately 245,000 acres in Southeast Asia. As of December 31, 2014, the Company reviewed its investment in Tatex III and made the decision to allow the concession to expire in 2015. As such, the Company fully impaired the asset as of December 31, 2014. The concession expired in January 2015.
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings Inc. ("Grizzly Holdings"), owns an interest in Grizzly Oil Sands ULC ("Grizzly"), a Canadian unlimited liability company. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc. ("Oil Sands"). As of March 31, 2015, Grizzly had approximately 830,000 acres under lease in the Athabasca and Peace River oil sands regions of Alberta, Canada. Initiation of steam injection at its first project, Algar Lake Phase 1, commenced in January 2014 and first bitumen production was achieved during the second quarter of 2014. In April 2015, Grizzly determined to cease bitumen production at its Algar Lake facility due to the current level of commodity prices. Grizzly intends to monitor market conditions as it assesses future plans for the facility. The Company reviewed its investment in Grizzly at March 31, 2015 and determined no impairment was needed. During the three months ended March 31, 2015, Gulfport paid $6.1 million in cash calls. Grizzly’s functional currency is the Canadian dollar. The Company's investment in Grizzly was decreased by $15.0 million and $7.3 million as a result of a foreign currency translation loss for the three months ended March 31, 2015 and 2014, respectively.
Bison Drilling and Field Services LLC
During 2011, the Company invested in Bison Drilling and Field Services LLC (“Bison”). Bison owns and operates drilling rigs. The Company contributed its investment in Bison to Mammoth Energy Partners LP ("Mammoth") during the fourth quarter of 2014. See below under "-Mammoth Energy Partners LP" for a discussion of the contribution.
Muskie Proppant LLC
During 2011, the Company invested in Muskie Proppant LLC (“Muskie”). Muskie processes and sells sand for use in hydraulic fracturing by the oil and natural gas industry and holds certain rights in a lease covering land in Wisconsin for mining oil and natural gas fracture grade sand. The income from equity method investments presented in the table above reflects any intercompany profit eliminations. The Company contributed its investment in Muskie to Mammoth during the fourth quarter of 2014. See below under "-Mammoth Energy Partners LP" for a discussion of the contribution.
Timber Wolf Terminals LLC
During 2012, the Company invested in Timber Wolf Terminals LLC (“Timber Wolf”). Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. During the three months ended March 31, 2015, Gulfport did not pay any cash calls related to Timber Wolf.
Windsor Midstream LLC

During 2012, the Company purchased an ownership interest in Windsor Midstream LLC (“Midstream”). Midstream owned a 28.4% interest in Coronado Midstream LLC ("Coronado"), a gas processing plant in West Texas. During the three months ended March 31, 2015, Gulfport did not pay any cash calls to Midstream.

In March 2015, Coronado was sold to Enlink Midstream Partners, LP ("EnLink") for proceeds of approximately $600 million, consisting of cash and units representing a limited partnership interest in Enlink. Based on preliminary information available at the time of the sale, Midstream recorded an approximately $85.5 million gain on the sale of its investment in Coronado, which amount is subject to change.

Stingray Pressure Pumping LLC

During 2012, the Company invested in Stingray Pressure Pumping LLC ("Stingray Pressure"). Stingray Pressure provides well completion services. The income from equity method investments presented in the table above reflects any intercompany profit eliminations. The Company contributed its investment in Stingray Pressure to Mammoth during the fourth quarter of 2014. See below under "-Mammoth Energy Partners LP" for a discussion of the contribution.

Stingray Cementing LLC

During 2012, the Company invested in Stingray Cementing LLC ("Stingray Cementing"). Stingray Cementing provides well cementing services. During the three months ended March 31, 2015, the Company did not pay any cash calls related to Stingray Cementing. The income from equity method investments presented in the table above reflects any intercompany profit eliminations.

Blackhawk Midstream LLC

During 2012, the Company invested in Blackhawk Midstream LLC ("Blackhawk"). Blackhawk coordinates gathering, compression, processing and marketing activities for the Company in connection with the development of its Utica Shale acreage. On January 28, 2014, Blackhawk closed on the sale of its equity interests in Ohio Gathering Company, LLC and Ohio Condensate Company, LLC for a purchase price of $190.0 million, of which $14.3 million was placed in escrow. Gulfport received $84.8 million in net proceeds from this transaction in the first quarter of 2014, which is included in income from equity method investments in the consolidated statements of operations. During the first quarter of 2015, the Company received net proceeds of approximately $7.2 million from the release of escrow from the Blackhawk sale, which is included in income from equity method investments in the consolidated statements of operations.

Stingray Logistics LLC

During 2012, the Company invested in Stingray Logistics LLC ("Stingray Logistics"). Stingray Logistics provides well services. The Company contributed its investment in Stingray Logistics to Mammoth during the fourth quarter of 2014. See below under "-Mammoth Energy Partners LP" for a discussion of the contribution.

Diamondback Energy, Inc.

As noted above in Note 2, on October 11, 2012, following the closing of the Diamondback IPO, the Company owned 7,914,036 shares of Diamondback's outstanding common stock for an initial investment in Diamondback valued at $138.5 million. In 2013, the Company sold an aggregate of 4,534,536 shares of its Diamondback common stock and received aggregate net proceeds of approximately $192.7 million. In June and September of 2014, the Company sold 1,000,000 and 1,437,500 shares of its Diamondback common stock, respectively, and received aggregate net proceeds of approximately $197.6 million. On November 12, 2014, the Company sold its remaining 942,000 shares of Diamondback common stock for net proceeds of approximately $60.8 million. As of March 31, 2015, the Company did not own any shares of Diamondback common stock.

The Company accounted for its interest in Diamondback as an equity method investment and had elected the fair value option of accounting for this investment. While the Company's ownership interest in Diamondback was below 20% prior to the Company's sale of its remaining Diamondback common stock in November 2014, the Company had appointed a member of Diamondback's Board. The individual appointed by the Company continues to serve on Diamondback's Board and the Company had influence through this board seat. The Company recognized an aggregate gain of approximately $48.8 million on its investment in Diamondback for three months ended March 31, 2014, which is included in income from equity method investments in the consolidated statements of operations.
Stingray Energy Services LLC

During 2013, the Company invested in Stingray Energy Services LLC ("Stingray Energy"). Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. During the three months ended March 31, 2015, the Company did not pay any cash calls to Stingray Energy. The income from equity method investments presented in the table above reflects any intercompany profit eliminations.

Sturgeon Acquisitions LLC

During 2014, the Company invested $20.7 million and received an ownership interest of 25% in Sturgeon Acquisitions LLC ("Sturgeon"). Sturgeon owns and operates sand mines that produce hydraulic fracturing grade sand. During the three months ended March 31, 2015, Gulfport received $0.8 million in distributions from Sturgeon.
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
The Company accounted for the contribution as a sale of financial assets under ASC 860. The Company estimated the fair market value of its investment in Mammoth as of the contribution date using an average of the market approach and the income approach, based on an independently prepared valuation of the contributed assets. The fair market value was reduced by a discount factor for lack of marketability due to the Company's minority interest, resulting in a fair value of $143.5 million for the Company's 30.5% interest. The fair value of the assets and liabilities acquired was estimated using assumptions that represent Level 3 inputs. See "Note 10 - Fair Value Measurements" for additional discussion of the measurement inputs.

4.	OTHER ASSETS
Prepaid expenses and other current assets consist of the following at March 31, 2015: prepaid taxes of $12.1 million, prepaid insurance of $2.3 million and prepaid other expense of $1.4 million.

Other assets consist of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In thousands)
Plugging and abandonment escrow account on the WCBB properties (Note 8)	$3,089	$3,097
Certificates of Deposit securing letter of credit	275	275
Prepaid drilling costs	269	483
Loan commitment fees	14,771	15,390
Deposits	34	34
Other	128	117
	$18,566	$19,396

5.	LONG-TERM DEBT
Long-term debt consisted of the following items as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In thousands)
Revolving credit agreement (1)	$165,000	$100,000
Building loans (2)	1,781	1,826
7.75% senior unsecured notes due 2020 (3)	600,000	600,000
Unamortized original issue (discount) premium, net (4)	14,130	14,658
Less: current maturities of long term debt	(1,781)	(168)
Debt reflected as long term (5)	$779,130	$716,316

The Company capitalized approximately $3.7 million and $2.3 million in interest expense to oil and natural gas properties during the three months ended March 31, 2015 and 2014, respectively.
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

On November 26, 2014, the Company entered into a second amendment to the Amended and Restated Credit Agreement. The second amendment changed the definition of EBITDAX to exclude proceeds from the disposition of equity method investments and changed the ratio of funded debt to EBITDAX to be the ratio of net funded debt to EBITDAX. Net funded debt is funded debt less the amount of cash and short-term investments the Company has at the end of the relevant fiscal quarter. The second amendment increases the ratio from 2.00 to 1.00 to 3.50 to 1.00 for the period December 31, 2014 through June 30, 2015 and then decreases the ratio to 3.25 to 1.00 for the periods thereafter. Further, the second amendment increased the letter of credit sublimit from $70.0 million to $125.0 million and provided for an increase in the borrowing base availability from $275.0 million to $450.0 million. As of March 31, 2015, $165.0 million was outstanding under the Amended and Restated Credit Agreement. At March 31, 2015, the total availability for future borrowings under the Amended and Restated Credit Agreement, after giving effect to an aggregate of $68.2 million of letters of credit, was $216.8 million.

On April 10, 2015, the Company entered into a third amendment to the Amended and Restated Credit Agreement. The third amendment increased the borrowing base from $450.0 million to $575.0 million and increased the Company's basket for unsecured debt issuances to $1.2 billion. The third amendment also made certain changes to the lenders and their respective lending commitments thereunder.

Advances under the Amended and Restated Credit Agreement may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 0.50% to 1.50%, plus (2) the highest of: (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 1.50% to 2.50%, plus (2) the London interbank offered rate that appears on pages LIBOR01 or LIBOR02 of the Reuters screen that displays such rate for deposits in U.S. dollars, or, if such rate is not available, the rate as administered by ICE Benchmark Administration (or any other person that takes over administration of such rate) per annum equal to the offered rate on such other page or service that displays on average London interbank offered rate as determined by ICE Benchmark Administration (or any other person that takes over administration of such rate) for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. At March 31, 2015, amounts borrowed under the Amended and Restated Credit Agreement bore interest at the Eurodollar rate (2.18%).
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

The negative covenants are subject to certain exceptions as specified in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement also contains certain affirmative covenants, including, but not limited to the following financial covenants:
(i) the ratio of net funded debt to EBITDAX (net income, excluding (i) any non-cash revenue or expense associated with swap contracts resulting from ASC 815 and (ii) any cash or noncash revenue or expense attributable to minority investments plus without duplication and, in the case of expenses, to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) exploration costs deducted in determining net income under successful efforts accounting, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings (provided that expenses related to any unsuccessful disposition will be limited to $3.0 million in the aggregate) for a twelve-month period may not be greater than 3.50 to 1.00; for the period December 31, 2014 through June 30, 2015 and 3.25 to 1.00 for the twelve-month period ending September 30, 2015 and periods thereafter; and
(ii) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00.
The Company was in compliance with all covenants at March 31, 2015.
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
On August 18, 2014, the Company issued an additional $300.0 million in aggregate principal amount of senior unsecured notes due 2020 (the "August Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act ("the August Notes Offering"). The August Notes were issued as additional securities under the senior note indenture. The Company used a portion of the net proceeds from the August Notes Offering to repay all amounts outstanding at such time under its revolving credit facility. The Company intends to use the remaining net proceeds of the August Notes Offering for general corporate purposes, including funding a portion of its 2014 and 2015 capital development plans. The October Notes Offering, December Notes Offering and the August Notes Offering are collectively referred to as the "Notes Offerings" and the Exchange Notes, and the August Notes are collectively referred to as the "Old Notes".
In connection with the issuance of the August Notes, the Company and the subsidiary guarantors entered into a registration rights agreement with the initial purchasers on August 18, 2014, pursuant to which the Company and the subsidiary guarantors have agreed to file a registration statement with respect to an offer to exchange the August Notes for a new issue of substantially identical debt securities registered under the Securities Act. The registration statement relating to the exchange offer for the August Notes was filed on November 6, 2014, as amended on February 3, 2015, and declared effective by the SEC on February 4, 2015. The exchange offer for the August Notes was completed in March 2015.

Under the senior note indenture relating to the Old Notes, interest on the Old Notes accrues at a rate of 7.75% per annum on the outstanding principal amount from October 17, 2012, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013. The Old Notes are the Company's senior unsecured obligations and rank equally in the right of payment with all of the Company's other senior indebtedness and senior in right of payment to any future subordinated indebtedness. All of the Company's existing and future restricted subsidiaries that guarantee the Company's secured revolving credit facility or certain other debt guarantee the Old Notes; provided, however, that the Old Notes are not guaranteed by Grizzly Holdings, Inc. and will not be guaranteed by any of the Company's future unrestricted subsidiaries. The Company may redeem some or all of the Old Notes at any time on or after November 1, 2016, at the redemption prices listed in the senior note indenture. Prior to November 1, 2016, the Company may redeem the Old Notes at a price equal to 100% of the principal amount plus a “make-whole” premium. In addition, prior to November 1, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Old Notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of the Old Notes initially issued remains outstanding immediately after such redemption.
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
(5) Does not reflect the Company's issuance of $350.0 million in aggregate principal amount of 6.625% Senior Notes due 2023 on April 21, 2015. See Note 14 - "Subsequent Events" below.

6.	STOCK-BASED COMPENSATION
During the three months ended March 31, 2015 and 2014, the Company’s stock-based compensation cost was $3.5 million and $4.3 million, respectively, of which the Company capitalized $1.4 million and $1.7 million, respectively, relating to its exploration and development efforts.
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
No stock options were issued during the three months ended March 31, 2015 and 2014.
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
A summary of the status of stock options and related activity for the three months ended March 31, 2015 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Options outstanding at December 31, 2014	5,000	$9.07	0.69	$163
Granted	—	—
Exercised	—	—		—
Forfeited/expired	—	—
Options outstanding at March 31, 2015	5,000	$9.07	0.44	$184
Options exercisable at March 31, 2015	5,000	$9.07	0.44	$184
The following table summarizes information about the stock options outstanding at March 31, 2015:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (in years)	Number Exercisable
$9.07	5,000	0.44	5,000
	5,000		5,000
The following table summarizes restricted stock activity for the three months ended March 31, 2015:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2014	387,245	$55.87
Granted	100,226	44.04
Vested	(60,381)	52.94
Forfeited	—	—
Unvested shares as of March 31, 2015	427,090	$53.51
Unrecognized compensation expense as of March 31, 2015 related to outstanding stock options and restricted shares was $18.9 million. The expense is expected to be recognized over a weighted average period of 1.55 years.

7.	EARNINGS PER SHARE
Reconciliations of the components of basic and diluted net income per common share are presented in the tables below:

	Three months ended March 31,
	2015			2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net income	$25,519	85,679,606	$0.30	$82,558	85,259,407	$0.97
Effect of dilutive securities:
Stock options and awards	—	440,424		—	479,219
Diluted:
Net income	$25,519	86,120,030	$0.30	$82,558	85,738,626	$0.96

     There were no potential shares of common stock that were considered anti-dilutive for the three months ended March 31, 2015 and 2014.

8.	COMMITMENTS AND CONTINGENCIES
Plugging and Abandonment Funds
In connection with the Company's acquisition in 1997 of the remaining 50% interest in its WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until the Company's abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company could access the trust for use in plugging and abandonment charges associated with the property, although it has not yet done so. As of March 31, 2015, the plugging and abandonment trust totaled approximately $3.1 million. At March 31, 2015, the Company had plugged 463 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.
Employment Agreements
Effective November 1, 2012, the Company entered into an employment agreement with Messrs. James Palm, Mike Liddell and Michael G. Moore, each with an initial three-year term expiring on November 1, 2015 subject to automatic one-year extensions unless terminated by either party to the agreement at least 90 days prior to the end of the then current term. These agreements provided for minimum salary and bonus levels, subject to review and potential increase by the Compensation Committee and/or the Board of Directors, as well as participation in the Company's incentive plans and other employee benefits.
Effective February 15, 2014, Gulfport's former Chief Executive Officer, James D. Palm, retired and his employment agreement with the company terminated. The Company entered into a separation agreement with Mr. Palm, under which agreement certain benefits are provided to, and obligations imposed on, Mr. Palm. As of March 31, 2015, the minimum commitment under Mr. Palm's separation agreement was approximately $0.4 million.
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
On March 13, 2015, the Company entered into an employment agreement with Ross Kirtley, the Company's Chief Operating Officer. The agreement has a two-year term commencing effective April 22, 2014. This agreement provides, among other things, for a minimum salary level, subject to review and potential increase by the Compensation Committee and/or the Board of Directors, as well as participation in the Company's incentive plans and other employee benefits.
On March 13, 2015, the Company entered into an employment agreement with Aaron Gaydosik, the Company's Chief Financial Officer. The agreement has a three-year term commencing effective August 11, 2014. This agreement provides, among other things, for a minimum salary level, subject to review and potential increase by the Compensation Committee and/or the Board of Directors, as well as participation in the Company's incentive plans and other employee benefits.
The aggregate minimum commitment for future salary at March 31, 2015 under the above listed employment agreements was approximately $2.0 million.
Effective as of April 29, 2015, the Company amended and restated its existing employment agreement with Mr. Moore. For a description of the amendments to Mr. Moore’s employment agreement, see Note 14 - “Subsequent Events.”

Operating Leases
The Company leases office facilities under non-cancellable operating leases exceeding one year. Future minimum lease commitments under these leases at March 31, 2015 were as follows:

(In thousands)
Remaining 2015	$450
2016	524
2017	451
2018	20
2019	—
Total	$1,445

Other Commitments
Effective October 1, 2014, the Company entered into a Sand Supply Agreement with Muskie that expires on September 30, 2018. Pursuant to this agreement, the Company has agreed to purchase annual and monthly amounts of proppant sand subject to exceptions specified in the agreement at a fixed price per ton, subject to certain adjustments, plus agreed costs and expenses. Failure by either Muskie or the Company to deliver or accept the minimum monthly amount results in damages calculated per ton based on the difference between the monthly obligation amount and the amount actually delivered or accepted, as applicable. The Company did not incurred any expenses related to non-utilization fees during the three months ended March 31, 2015.
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
Future minimum commitments under these agreements at March 31, 2015 are as follows:

(In thousands)
Remaining 2015	$39,330
2016	52,440
2017	52,440
2018	39,330
Total	$183,540

Litigation

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
Oil Price Hedging Activities
The Company seeks to reduce its exposure to unfavorable changes in oil and natural gas prices, which are subject to significant and often volatile fluctuation, by entering into fixed price swaps and basis swaps. These contracts allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production.

The Company accounts for its oil and natural gas derivative instruments as cash flow hedges for accounting purposes under FASB ASC 815 and related pronouncements. All derivative contracts are marked to market each quarter end and are included in the accompanying consolidated balance sheets as derivative assets and liabilities.
During 2014 and 2015, the Company entered into fixed price swap contracts for 2014 through 2018 with four financial institutions. The Company’s fixed price swap contracts are tied to the commodity prices on Argus and NYMEX. The Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price as listed on Argus for Louisiana Light Sweet Crude for oil and on the NYMEX Henry Hub for natural gas. At March 31, 2015, the Company had the following fixed price swaps in place:

	Daily Volume (Bbls/day)	Weighted Average Price
April 2015 - June 2016	1,000	$62.25

	Daily Volume (MMBtu/day)	Weighted Average Price
April 2015	191,250	$4.05
May 2015 - June 2015	201,250	$4.05
July 2015 - August 2015	216,875	$4.04
September 2015	246,875	$3.97
October 2015 - December 2015	262,500	$3.96
January 2016 - March 2016	252,500	$3.82
April 2016	242,500	$3.81
May 2016 - December 2016	172,500	$3.73
January 2017 - June 2017	142,500	$3.67
July 2017 - December 2017	80,000	$3.45
January 2018 - December 2018	30,000	$3.40
In addition, the Company has entered into natural gas basis swap positions, which settle on the pricing index to basis differential of MichCon to the NYMEX Henry Hub natural gas price. As of March 31, 2015, the Company's natural gas basis swap positions were as follows:

	Daily Volume (MMBtu/day)	Hedged Differential
April 2015 - December 2016	30,000	$0.02
April 2015 - December 2016	10,000	$0.01
At March 31, 2015 the fair value of derivative assets and liabilities related to the fixed price swaps and basis swaps was as follows:

(In thousands)
Short-term derivative instruments - asset	$93,030
Long-term derivative instruments - asset	$41,956
Short-term derivative instruments - liability	$823

All fixed price swaps and basis swaps have been executed in connection with the Company’s oil and natural gas price hedging program. For fixed price swaps and basis swaps qualifying as cash flow hedges pursuant to FASB ASC 815, the realized contract price is included in oil and gas sales in the period for which the underlying production was hedged.
For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.

The Company had no cash flow hedges in place for the three months ending March 31, 2015 and 2014, as all fixed price swaps and basis swaps were deemed ineffective at their inception.
At March 31, 2015, no amounts related to fixed price swaps or basis swaps remain in accumulated other comprehensive loss.
Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. The Company recognized a gain of $31.3 million related to hedge ineffectiveness for the three months ended March 31, 2015 which is included in oil and condensate and gas sales in the consolidated statements of operations. The Company recognized a loss of $8.7 million related to hedge ineffectiveness for the three months ended March 31, 2014 which is included in oil and condensate and gas sales in the consolidated statements of operations.

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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.
The following tables summarize the Company’s financial and non-financial liabilities by FASB ASC 820 valuation level as of March 31, 2015:

	March 31, 2015
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Fixed price swaps	$134,986	$—	$—
Liabilities:
Fixed price swaps	$823	$—	$—
The estimated fair value of the Company’s fixed price and basis swap contracts were based upon forward commodity prices based on quoted market prices, adjusted for differentials. See Note 9 for further discussion of the Company's hedging activities.
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
The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 2 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the three months ended March 31, 2015 were approximately $1.6 million.
Due to the unobservable nature of the inputs, the fair value of the Company's initial investment in Mammoth was estimated using assumptions that represent level 3 inputs. The Company estimated the fair value of the investment as of the November 24, 2014 contribution date. See Note 3 for further discussion of the Company's contribution to Mammoth. The estimated fair value of the Company's investment in Mammoth was $143.5 million at December 31, 2014.

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
At March 31, 2015, the carrying value of the outstanding debt represented by the Notes was $614.1 million, including the remaining unamortized discount of approximately $2.8 million related to the October Notes and the remaining unamortized premium of approximately $0.4 million related to the December Notes and $16.5 million related to the August Notes. Based on the quoted market price, the fair value of the Notes was determined to be approximately $615.8 million at March 31, 2015.
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

On October 17, 2012, December 21, 2012, and August 18, 2014, the Company issued an aggregate of $600.0 million principal amount of its 7.75% Senior Notes. The October Notes and the December Notes were exchanged for substantially identical notes in the same aggregate principal amount that were registered under the Securities Act. The Exchange Notes and the August Notes are collectively referred to as the "Notes". The Notes are guaranteed on a senior unsecured basis by all existing consolidated subsidiaries that guarantee the Company's secured revolving credit facility or certain other debt (the "Guarantors"). The Notes are not guaranteed by Grizzly Holdings, Inc. (the "Non-Guarantor"). The Guarantors are 100% owned by Gulfport (the "Parent"), and the guarantees are full, unconditional, joint and several. There are no significant restrictions on the ability of the Parent or the Guarantors to obtain funds from each other in the form of a dividend or loan.

In connection with the issuance of the August Notes, the Company and the subsidiary guarantors entered into a registration rights agreement with the initial purchasers on August 18, 2014, pursuant to which the Company and the subsidiary guarantors have agreed to file a registration statement with respect to an offer to exchange the August Notes for a new issue of substantially identical debt securities registered under the Securities Act. The registration statement relating to the exchange offer for the August Notes was filed on November 6, 2014, as amended on February 3, 2015, and declared effective by the SEC on February 4, 2015. The exchange offer for the August Notes was completed in March 2015.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	March 31, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73,667	$1,072	$1	$—	$74,740
Accounts receivable - oil and gas	79,621	59	—	—	79,680
Accounts receivable - related parties	33	—	—	—	33
Accounts receivable - intercompany	48,154	26	—	(48,180)	—
Prepaid expenses and other current assets	15,777	—	—	—	15,777
Short-term derivative instruments	93,030	—	—	—	93,030
Total current assets	310,282	1,157	1	(48,180)	263,260
Property and equipment:
Oil and natural gas properties, full-cost accounting	4,139,903	38,769	—	(710)	4,177,962
Other property and equipment	19,008	43	—	—	19,051
Accumulated depletion, depreciation, amortization and impairment	(1,140,142)	(26)	—	—	(1,140,168)
Property and equipment, net	3,018,769	38,786	—	(710)	3,056,845
Other assets:
Equity investments and investments in subsidiaries	365,840	—	167,186	(158,055)	374,971
Derivative instruments	41,956	—	—	—	41,956
Other assets	18,566	—	—	—	18,566
Total other assets	426,362	—	167,186	(158,055)	435,493
Total assets	$3,755,413	$39,943	$167,187	$(206,945)	$3,755,598

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$399,912	$184	$—	$—	$400,096
Accounts payable - intercompany	—	48,072	108	(48,180)	—
Asset retirement obligation - current	75	—	—	—	75
Short-term derivative instruments	823	—	—	—	823
Deferred tax liability - current	29,622	—	—	—	29,622
Current maturities of long-term debt	1,781	—	—	—	1,781
Total current liabilities	432,213	48,256	108	(48,180)	432,397
Long-term derivative instrument	—	—	—	—	—
Asset retirement obligation - long-term	18,656	—	—	—	18,656
Deferred tax liability	215,122	—	—	—	215,122
Long-term debt, net of current maturities	779,130	—	—	—	779,130
Total liabilities	1,445,121	48,256	108	(48,180)	1,445,305

Stockholders' equity:
Common stock	857	—	—	—	857
Paid-in capital	1,832,062	321	233,174	(233,494)	1,832,063
Accumulated other comprehensive income (loss)	(41,659)	—	(41,659)	41,659	(41,659)
Retained earnings (accumulated deficit)	519,032	(8,634)	(24,436)	33,070	519,032
Total stockholders' equity	2,310,292	(8,313)	167,079	(158,765)	2,310,293
Total liabilities and stockholders' equity	$3,755,413	$39,943	$167,187	$(206,945)	$3,755,598

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$141,535	$804	$1	$—	$142,340
Accounts receivable - oil and gas	103,762	96	—	—	103,858
Accounts receivable - related parties	46	—	—	—	46
Accounts receivable - intercompany	45,222	27	—	(45,249)	—
Prepaid expenses and other current assets	3,714	—	—	—	3,714
Short-term derivative instruments	78,391	—	—	—	78,391
Total current assets	372,670	927	1	(45,249)	328,349

Property and equipment:
Oil and natural gas properties, full-cost accounting,	3,887,874	35,990	—	(710)	3,923,154
Other property and equipment	18,301	43	—	—	18,344
Accumulated depletion, depreciation, amortization and impairment	(1,050,855)	(24)	—	—	(1,050,879)
Property and equipment, net	2,855,320	36,009	—	(710)	2,890,619
Other assets:
Equity investments and investments in subsidiaries	360,238	—	180,217	(170,874)	369,581
Derivative instruments	24,448	—	—	—	24,448
Other assets	19,396	—	—	—	19,396
Total other assets	404,082	—	180,217	(170,874)	413,425
Total assets	$3,632,072	$36,936	$180,218	$(216,833)	$3,632,393

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$371,089	$321	$—	$—	$371,410
Accounts payable - intercompany	—	45,143	106	(45,249)	—
Asset retirement obligation - current	75	—	—	—	75
Deferred tax liability	27,070	—	—	—	27,070
Current maturities of long-term debt	168	—	—	—	168
Total current liabilities	398,402	45,464	106	(45,249)	398,723

Asset retirement obligation - long-term	17,863	—	—	—	17,863
Deferred tax liability	203,195	—	—	—	203,195
Long-term debt, net of current maturities	716,316	—	—	—	716,316
Total liabilities	1,335,776	45,464	106	(45,249)	1,336,097

Stockholders' equity:
Common stock	856	—	—	—	856
Paid-in capital	1,828,602	322	227,079	(227,401)	1,828,602
Accumulated other comprehensive income (loss)	(26,675)	—	(26,675)	26,675	(26,675)
Retained earnings (accumulated deficit)	493,513	(8,850)	(20,292)	29,142	493,513
Total stockholders' equity	2,296,296	(8,528)	180,112	(171,584)	2,296,296
Total liabilities and stockholders' equity	$3,632,072	$36,936	$180,218	$(216,833)	$3,632,393

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended March 31, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$175,832	$485	$—	$—	$176,317

Costs and expenses:
Lease operating expenses	16,787	193	—	—	16,980
Production taxes	4,253	32	—	—	4,285
Midstream gathering and processing	25,374	7	—	—	25,381
Depreciation, depletion, and amortization	89,908	1	—	—	89,909
General and administrative	10,761	36	2	—	10,799
Accretion expense	190	—	—	—	190
	147,273	269	2	—	147,544

INCOME FROM OPERATIONS	28,559	216	(2)	—	28,773

OTHER (INCOME) EXPENSE:
Interest expense	8,759	—	—	—	8,759
Interest income	(9)	—	—	—	(9)
(Income) loss from equity method investments and investments in subsidiaries	(20,189)	—	4,142	(3,928)	(19,975)
	(11,439)	—	4,142	(3,928)	(11,225)

INCOME (LOSS) BEFORE INCOME TAXES	39,998	216	(4,144)	3,928	39,998
INCOME TAX EXPENSE	14,479	—	—	—	14,479

NET INCOME (LOSS)	$25,519	$216	$(4,144)	$3,928	$25,519

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended March 31, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$117,850	$179	$—	$—	$118,029

Costs and expenses:
Lease operating expenses	11,381	248	—	—	11,629
Production taxes	6,937	20	—	—	6,957
Midstream gathering and processing	7,757	12	—	—	7,769
Depreciation, depletion, and amortization	56,877	—	—	—	56,877
General and administrative	9,488	27	(4)	—	9,511
Accretion expense	188	—	—	—	188
Gain on sale of assets	(11)	—	—	—	(11)
	92,617	307	(4)	—	92,920

INCOME (LOSS) FROM OPERATIONS	25,233	(128)	4	—	25,109

OTHER (INCOME) EXPENSE:
Interest expense	3,885	—	—	—	3,885
Interest income	(106)	—	—	—	(106)
Litigation settlement	18,000	—	—	—	18,000
(Income) loss from equity method investments and investments in subsidiaries	(128,351)	—	2,001	(2,125)	(128,475)
	(106,572)	—	2,001	(2,125)	(106,696)

INCOME (LOSS) BEFORE INCOME TAXES	131,805	(128)	(1,997)	2,125	131,805
INCOME TAX EXPENSE	49,247	—	—	—	49,247

NET INCOME (LOSS)	$82,558	$(128)	$(1,997)	$2,125	$82,558

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Three months ended March 31, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$25,519	$216	$(4,144)	$3,928	$25,519
Foreign currency translation adjustment	(14,984)	—	(14,984)	14,984	(14,984)
Other comprehensive income (loss)	(14,984)	—	(14,984)	14,984	(14,984)
Comprehensive income (loss)	$10,535	$216	$(19,128)	$18,912	$10,535

	Three months ended March 31, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$82,558	$(128)	$(1,997)	$2,125	$82,558
Foreign currency translation adjustment	(7,278)	—	(7,278)	7,278	(7,278)
Other comprehensive income (loss)	(7,278)	—	(7,278)	7,278	(7,278)
Comprehensive income (loss)	$75,280	$(128)	$(9,275)	$9,403	$75,280

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three months ended March 31, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by operating activities	$95,879	$3,158	$—	$—	$99,037

Net cash provided by (used in) investing activities	(228,601)	(2,890)	(6,093)	6,093	(231,491)

Net cash provided by (used in) financing activities	64,854	—	6,093	(6,093)	64,854

Net (decrease) increase in cash and cash equivalents	(67,868)	268	—	—	(67,600)

Cash and cash equivalents at beginning of period	141,535	804	1	—	142,340

Cash and cash equivalents at end of period	$73,667	$1,072	$1	$—	$74,740

	Three months ended March 31, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$159,736	$(3,585)	$(1)	$—	$156,150

Net cash provided by (used in) investing activities	(443,079)	(2,034)	(8,069)	8,070	(445,112)

Net cash provided by (used in) financing activities	388	—	8,070	(8,070)	388

Net decrease in cash and cash equivalents	(282,955)	(5,619)	—	—	(288,574)

Cash and cash equivalents at beginning of period	451,431	7,525	—	—	458,956

Cash and cash equivalents at end of period	$168,476	$1,906	$—	$—	$170,382

13.	RECENT ACCOUNTING PRONOUNCEMENTS
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
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03)." To simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of assessing the effects of adoption of this new guidance.

14.	SUBSEQUENT EVENTS

Pending Acquisition

On April 15, 2015, the Company entered into an agreement to acquire Paloma Partners III, LLC ("Paloma") for a total purchase price of approximately $301.3 million, subject to closing adjustments. Paloma holds approximately 24,000 net nonproducing acres in the Utica Shale of Ohio. This transaction is expected to close during the third quarter of 2015, subject to the satisfaction of certain closing conditions.
Equity Offering
On April 21, 2015, the Company issued 10,925,000 shares of its common stock in an underwritten public offering (which included the 1,425,000 shares sold pursuant to the option to purchase additional shares of the Company's common stock granted by the Company to, and exercised in full by, the underwriters). The net proceeds from the equity offering (including the net proceeds from the sale of the shares of common stock to the underwriters pursuant to their option to purchase additional shares) was approximately $501.9 million after underwriter discounts and commissions and estimated offering expenses. The Company used a portion of these net proceeds, together with a portion of the net proceeds from its concurrent senior notes offering, to repay all amounts outstanding at that time under its revolving credit facility and intends to use the remaining net proceeds from these offerings to fund the pending acquisition of Paloma and for general corporate purposes, including the funding of a portion of its 2015 capital development plans.
Senior Notes due 2023

On April 21, 2015, the Company issued $350.0 million in aggregate principal amount of 6.625% Senior Notes due 2023 (the “April Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act (the “April Notes Offering”). The Company received net proceeds of approximately $343.6 million after initial purchaser discounts and commissions and estimated offering expenses.
The April Notes were issued under an indenture, dated as of April 21, 2015, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee. Pursuant to the indenture relating to the April Notes, interest on the April Notes will accrue at a rate of 6.625% per annum on the outstanding principal amount thereof from April 21, 2015, payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2015. The April Notes will mature on May 1, 2023.
The April Notes are the Company’s senior unsecured obligations and rank equally in right of payment with all of the Company’s other senior indebtedness, including the Old Notes, and senior in right of payment to any of the Company’s future subordinated indebtedness. All of the Company’s existing and future restricted subsidiaries that guarantee its secured revolving credit facility or certain other debt guarantee the April Notes, provided, however, that the April Notes are not guaranteed by Grizzly Holdings, Inc. and will not be guaranteed by any of the Company’s future unrestricted subsidiaries.
In connection with the April Notes Offering, the Company and its subsidiary guarantors entered into a registration rights agreement, dated as of April 21, 2015, pursuant to which the Company agreed to file a registration statement with respect to an offer to exchange the April Notes for a new issue of substantially identical debt securities registered under the Securities Act. The Company may be required to file a shelf registration statement to cover resales of the April Notes under certain circumstances. If the Company fails to satisfy certain obligations under the registration rights agreement, it agreed to pay additional interest to the holders of the April Notes as specified in the registration rights agreement.
New Fixed Price Swaps
In April 2015, the Company entered into fixed price swaps for 1,500 barrels of oil per day at a weighted average price of $62.47 per barrel for the period from June 2015 through June 2016. For the period from October 2015 through December 2015, the Company entered into fixed price swaps for 20,000 MMBtu of natural gas per day at a weighted average price of $3.26 per MMBtu. For the period from January 2016 through December 2016, the Company entered into fixed price swaps for 40,000 MMBtu of natural gas per day at a weighted average price of $3.32 per MMBtu. For the period from January 2017 through December 2018, the Company entered into fixed price swaps for 20,000 MMBtu of natural gas per day at a weighted average price of $3.26 per MMBtu. For the period from January 2016 through December 2016, the Company entered into a swaption contract for 20,000 MMBtu of natural gas per day at a weighted average price of $3.38 per MMBtu. The Company's fixed price swap contracts are tied to the commodity prices on NYMEX and ARGUS. The Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price as listed on NYMEX or ARGUS for oil.
Amended and Restated Employment Agreement
Effective as of April 29, 2015, the Company amended and restated its existing employment agreement with Michael G. Moore, the Company’s Chief Executive Officer. The employment agreement, as amended and restated as of April 29, 2015, reflects the decision of the compensation committee of the Company’s board of directors to increase Mr. Moore’s annual base salary to $460,000 for 2015 and the determination by the compensation committee to continue to increase Mr. Moore’s annual base salary during 2016 and 2017 so as to achieve alignment between the 25th and 50th percentile of the Company’s peer group disclosed in the Company’s annual proxy statement. The amended and restated employment agreement also eliminated Mr. Moore’s right to receive a fixed annual grant of 40,000 shares of restricted stock. Instead, consistent with the recommendation of the Company’s compensation consultant and approved by the compensation committee, the amended and restated employment agreement provided that Mr. Moore is entitled to receive an award of restricted stock equal to 500% of his annual base salary on the same vesting schedule as previously provided in his employment agreement with respect to his equity awards.

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

Overview
We are an independent oil and natural gas exploration and production company focused on the exploration, exploitation, acquisition and production of crude oil, natural gas liquids and natural gas in the United States. Our corporate strategy is to internally identify prospects, acquire lands encompassing those prospects and evaluate those prospects using subsurface geology and geophysical data and exploratory drilling. Using this strategy, we have developed an oil and natural gas portfolio of proved reserves, as well as development and exploratory drilling opportunities on high potential conventional and unconventional oil and natural gas prospects. Our principal properties are located in the Utica Shale in Eastern Ohio and along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields. In addition, we have producing properties in the Niobrara Formation of Northwestern Colorado and the Bakken Formation. We also hold a significant acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, or Grizzly, and interests in entities that operate in Southeast Asia, including the Phu Horm gas field in Thailand. Until November 2014, we held an equity interest in Diamondback Energy, Inc., or Diamondback, a NASDAQ Global Select Market listed company to which we contributed our Permian Basin oil and natural gas interests in October 2012 immediately prior to Diamondback's initial public offering, or the Diamondback IPO. At March 31, 2015, we did not own any shares of Diamondback. We seek to achieve reserve growth and increase our cash flow through our annual drilling programs.
2015 Operational Highlights

•	Oil and natural gas revenues increased 49% to $176.1 million for the three months ended March 31, 2015 from $117.9 million for the three months ended March 31, 2014.

•	Production increased 161% to 38,198 net million cubic feet of natural gas equivalent, or MMcfe, for the three months ended March 31, 2015 from 14,627 MMcfe for the three months ended March 31, 2014.

•
During the three months ended March 31, 2015, we spud 12 gross (9.7 net) wells, participated in an additional six gross (1.1 net) wells that were drilled by other operators on our Utica Shale acreage and recompleted 23 gross and net wells. Of our 12 new wells spud at March 31, 2015, nine were in various stages of completion and three were being drilled.

•
On April 15, 2015, we entered into an agreement to acquire Paloma Partners III, LLC, or Paloma, for a total purchase price of approximately $301.3 million, subject to closing adjustments. Paloma holds approximately 24,000 net nonproducing acres in the Utica Shale of Ohio. This transaction is expected to close during the third quarter of 2015, subject to the satisfaction of certain closing conditions.

•
On April 21, 2015, we issued 10,925,000 shares of our common stock in an underwritten public offering (which included 1,425,000 shares sold pursuant to an option to purchase additional shares of our common stock granted to and exercised by the underwriters in full. The net proceeds from the equity offering (including the net proceeds from the sale of the shares of common stock to the underwriters under their option to purchase additional shares) were approximately $501.9 million. We used a portion of these net proceeds, together with a portion of the net proceeds from our concurrent senior notes offering described below, to repay all borrowings outstanding at that time under our senior secured revolving credit facility and intend to use the remaining net proceeds from these offerings to fund the pending acquisition of Paloma and for general corporate purposes, including the funding of a portion of our 2015 capital development plans.

•	On April 21 2015, we issued $350.0 million in aggregate principal amount of our 6.625% senior unsecured notes due 2023, resulting in net proceeds to us of $343.6 million.

•
We continue to see improvement in our service costs and expect that our operational efficiencies, combined with our service costs reductions, will lower our overall well costs by approximately 15% during 2015 as compared to peak 2014 pricing.

2015 Production and Drilling Activity
During the three months ended March 31, 2015, our total net production was 765,575 barrels of oil, 25,965,064 thousand cubic feet, or Mcf, of natural gas, and 53,478,118 gallons of natural gas liquids, or NGLs, for a total of 38,198 MMcfe, as compared to 726,720 barrels of oil, 7,661,819 Mcf of natural gas and 18,234,754 gallons of NGLs, or 14,627 MMcfe, for the three months ended March 31, 2014. Our total net production averaged approximately 424.4 MMcfe per day during the three months ended March 31, 2015 as compared to 162.5 MMcfe per day during the same period in 2014. The 161% increase in production is largely the result of the development of our Utica Shale acreage.
Utica Shale. As of May 1, 2015, we had acquired leasehold interests in approximately 188,000 gross (184,000 net) acres in the Utica Shale, excluding the acreage associated with our pending acquisition of Paloma. From January 1, 2015 through May 1, 2015, we spud 16 gross (12.7 net) wells, of which 13 were in various stages of completion and three were still being drilled at May 1, 2015. In addition, six gross (1.1 net) wells were drilled by other operators on our Utica Shale acreage during the three months ended March 31, 2015.
As of May 1, 2015, we had three rigs under contract on our Utica Shale acreage. We currently intend to spud 50 to 56 gross (32 to 36 net) wells on our Utica Shale acreage in 2015.
Aggregate net production from our Utica Shale acreage during the three months ended March 31, 2015 was approximately 35,639 net MMcfe, or 396.0 MMcfe per day, 73% of which was from natural gas and 27% of which was from oil and NGLs. During April 2015, our average daily net production from the Utica Shale was approximately 417.0 MMcfe, 74% of which was from natural gas and 26% of which was from oil and NGLs. The increase in April 2015 production was a result of our drilling activity on our Utica Shale acreage.
WCBB. From January 1, 2015 through May 1, 2015, we recompleted eight wells and spud no new wells.
Aggregate net production from the WCBB field during the three months ended March 31, 2015 was approximately 1,541 MMcfe, or an average of 17.1 MMcfe per day, 98% of which was from oil. During April 2015, our average net daily production at WCBB was approximately 13.0 MMcfe, 100% of which was from oil. The decrease in April 2015 production was a result of our limited 2015 drilling and recompletion activity in our WCBB field.
East Hackberry Field. From January 1, 2015 through May 1, 2015, we recompleted 15 wells and spud no new wells.
Aggregate net production from the East Hackberry field during the three months ended March 31, 2015 was approximately 866 MMcfe, or an average of 9.6 MMcfe per day, 93% of which was from oil and 7% of which was from natural gas. During April 2015, our average net daily production at East Hackberry was approximately 5.9 MMcfe, 94% of which was from oil and

6% of which was from natural gas. The decrease in April 2015 production is primarily the result of natural production declines and limited activity in 2015.
West Hackberry Field. From January 1, 2015 through May 1, 2015, we did not spud any wells in our West Hackberry field.
Aggregate net production from the West Hackberry field was approximately 47 MMcfe, or an average of 527.3 Mcfe per day, 100% of which was from oil. During April 2015, our average net daily production at West Hackberry was approximately 247 Mcfe, 100% of which was from oil.
Niobrara Formation. Effective as of April 1, 2010, we acquired leasehold interests in the Niobrara Formation in Northwestern Colorado and, as of March 31, 2015, we held leases for approximately 5,700 net acres. From January 1, 2015 through May 1, 2015, there were no wells spud on our Niobrara Formation acreage. Aggregate net production from our Niobrara Formation acreage during the three months ended March 31, 2015 was approximately 29 MMcfe, or an average of 325.7 Mcfe per day, 100% of which was from oil. During April 2015, our average net daily production from our Niobrara Formation acreage was approximately 297.2 Mcfe, 100% of which was from oil. During 2015, we currently do not anticipate drilling any wells in the Niobrara Formation.
Bakken. As of March 31, 2015, we held approximately 864 net acres in the Bakken Formation of Western North Dakota and Eastern Montana with interests in 18 wells and overriding royalty interests in certain existing and future wells. Aggregate net production from this acreage during the three months ended March 31, 2015 was approximately 75 MMcfe, or an average of 831.4 Mcfe per day, of which 90% was from oil, 9% was from natural gas and 1% was from NGLs. During April 2015, our average daily net production from our Bakken Formation acreage was approximately 567.0 Mcfe, of which 86% was from oil and 14% was from natural gas.
2015 Updates Regarding Our Equity Investments
Grizzly Oil Sands. We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. As of March 31, 2015, Grizzly had approximately 830,000 net acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. Grizzly has three oil sands projects in various stages of development. Grizzly commenced commercial production from its Algar Lake Phase 1 steam-assisted gravity drainage, or SAGD, oil sand project during the second quarter of 2014 and has received regulatory approval for up to 11,300 barrels per day of bitumen production. Grizzly produced approximately 900 barrels of bitumen per day at its Algar Lake SAGD project during the first quarter of 2015. Due to the current level of commodity prices, in April 2015 Grizzly determined to cease bitumen production at its Algar Lake facility. Grizzly intends to monitor market conditions as it assesses future plans for the facility. In the first quarter of 2012, Grizzly acquired the May River property comprising approximately 47,000 acres. An initial 12,000 barrel per day development application was filed with the regulatory authorities in the fourth quarter of 2013, covering the eastern portion of the May River lease. The development application continues to move through the regulatory process and is expected to be approved by mid-2015. In the first quarter of 2014, a 2-D seismic program covering approximately 83 kilometers was completed to more fully define the resource over the remaining lease beyond the development application area. At the Thickwood thermal project, a development application for a 12,000 barrel per day oil sands project was filed in the fourth quarter of 2012. Since then, the Alberta Energy Regulator, or AER, announced it is implementing a policy for future regulatory requirements for reservoir containment in shallow SAGD areas, which impacts the Thickwood application. Additional work to advance the Thickwood application will be required and is expected to be addressed once the May River development approval is received. Grizzly has also developed delineation drilling, seismic and regulatory work plans at its Cadotte, Peace River property. Grizzly has pursued a rail marketing strategy to ensure consistent and flexible access to premium markets for its production, including its Windell truck to rail terminal located near Conklin, Alberta, which commenced transloading blended bitumen production from Algar Lake on to rail cars for delivery to the US Gulf Coast markets in the second quarter of 2014.
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

We own a 17.9% ownership interest in Tatex Thailand III, LLC, or Tatex III. Tatex III previously owned a concession covering approximately 245,000 acres in Southeast Asia. In 2009, Tatex III completed a 3-D seismic survey on this concession. Between 2010 and 2013, three wells were drilled on this concession. Each of the wells lacked sufficient permeability to produce in commercial quantities. Tatex III allowed the concession to expire in January 2015.
Other Investments. In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. In 2013, we participated in the formation of Stingray Energy Services LLC, or Stingray Energy, with an initial ownership interest of 50%. Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. In 2012, we participated in the formation of Stingray Pressure Pumping LLC, or Stingray Pressure, Stingray Cementing LLC, or Stingray Cementing, and Stingray Logistics LLC, or Stingray Logistics, with an initial ownership interest in each entity of 50%. These entities provide well completion and other well services. In 2012, we also participated in the formation of Blackhawk Midstream LLC, or Blackhawk, and Timber Wolf Terminals LLC, or Timber Wolf, with an initial ownership interest of 50% in each entity. Blackhawk coordinates gathering, compression, processing and marketing activities in connection with the development of our Utica Shale acreage and Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. Also in 2012, we acquired a 22.5% equity interest in Windsor Midstream LLC, or Midstream, which owned a 28.4% equity interest in Coronado Midstream LLC, or Coronado, an entity that owns gas processing facilities in West Texas. Midstream sold its interest in Coronado in March 2015. In 2011 and 2012, we acquired an aggregate 40% equity interest in Bison Drilling and Field Services LLC, or Bison, which owns and operates drilling rigs and related equipment. Also in 2011, we acquired a 25% interest in Muskie Proppant LLC, or Muskie, which is engaged in the processing and sale of hydraulic fracturing grade sand. We are currently evaluating strategic alternatives with respect to some of these oil field service entities. In 2014, we acquired a 25% equity interest in Sturgeon Acquisitions LLC, or Sturgeon. Sturgeon owns and operates sand mines that produce hydraulic fracturing grade sand. In the fourth quarter of 2014, we contributed our investments in Stingray Pressure, Stingray Logistics, Bison and Muskie to Mammoth Energy Partners LP, or Mammoth, in exchange for a 30.5% limited partner interest in this newly formed limited partnership. Mammoth has filed a registration statement on Form S-1 with the SEC in connection with a contemplated initial public offering which it intends to pursue in 2015 subject to market conditions. See Note 3 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments.
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

Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled approximately $1.5 billion at March 31, 2015 and approximately $1.5 billion at December 31, 2014. These costs are reviewed quarterly by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.
Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months of the applicable year beginning with 2009, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. For instance, as a result of the drop in commodity prices on December 31, 2008 and subsequent reduction in our proved reserves, we recognized a ceiling test impairment of $272.7 million for the year ended December 31, 2008. If prices of oil, natural gas and natural gas liquids continue to decline, we may be required to further write down the value of our oil and gas properties, which could negatively affect our results of operations. No ceiling test impairment was required for the quarter ended March 31, 2015.

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
Oil and Gas Reserve Quantities. Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analysis demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Ryder Scott Company, L.P., Netherland, Sewell & Associates, Inc. and to a lesser extent our personnel have prepared reserve reports of our reserve estimates at December 31, 2014 on a well-by-well basis for our properties.
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
Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management's opinion, it is more likely than not that some portion will not be realized. At March 31, 2015, a valuation allowance of $3.1 million had been provided for state net operating loss and federal foreign tax credit deferred tax assets based on the uncertainty these assets may be realized.
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
Investments—Equity Method. Investments in entities greater than 20% and less than 50% and/or investments in which we have significant influence are accounted for under the equity method. Under the equity method, our share of investees’ earnings or loss is recognized in the statement of operations. In accordance with FASB ASC 825, "Financial Instruments," we had elected the fair value option of accounting for our equity method investment in Diamondback's stock. At the end of each reporting period, the quoted closing market price of Diamondback's stock is multiplied by the total shares owned by us and the resulting gain or loss is recognized in income from equity method investments in the consolidated statements of operations. As of March 31, 2015, the Company did not own any shares of Diamondback's common stock.
We review our investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, we recognize an impairment provision. There was no impairment of equity method investments at March 31, 2015. During the year ended December 31, 2014, we recognized an impairment of $12.1 million related to our investment in Tatex Thailand III, LLC.
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
The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but re-designation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. We recognize any change in fair value resulting from ineffectiveness immediately in earnings. There were no hedges designated as cash flow hedges during the three months ended March 31, 2015 as all of our current hedges were deemed ineffective at inception.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2015 and 2014
We reported net income of $25.5 million for the three months ended March 31, 2015 as compared to $82.6 million for the three months ended March 31, 2014. This 69% decrease in period-to-period net income was due primarily to a 43% decrease in realized Mcfe prices to $4.61 from $8.06, a $5.4 million increase in lease operating expenses, a $17.6 million increase in midstream gathering and processing expenses and a $1.3 million increase in general and administrative expenses, partially offset by a 161% increase in net production to 38,198 MMcfe from 14,627 MMcfe and a $34.8 million decrease in income tax expense for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. In addition, our net income from the three months ended March 31, 2014 included a $48.8 million gain from our former equity method investment in Diamondback and $84.8 million of income from our equity method investment in Blackhawk.
Oil and Gas Revenues. For the three months ended March 31, 2015, we reported oil and natural gas revenues of $176.1 million as compared to oil and natural gas revenues of $117.9 million during the same period in 2014. This $58.2 million, or 49%, increase in revenues was primarily attributable to a 161% increase in net production to 38,198 MMcfe from 14,627 MMcfe, partially offset by a 43% decrease in realized Mcfe prices to $4.61 from $8.06 due to a shift in our production mix toward natural gas and NGLs for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
The following table summarizes our oil and natural gas production and related pricing for the three months ended March 31, 2015, as compared to such data for the three months ended March 31, 2014:

	Three months ended March 31,
	2015	2014
Oil production volumes (MBbls)	766	727
Gas production volumes (MMcf)	25,965	7,662
Natural gas liquids production volumes (MGal)	53,478	18,235
Gas equivalents (MMcfe)	38,198	14,627
Average oil price (per Bbl)	$46.37	$100.97
Average gas price (per Mcf)	$4.57	$2.39
Average natural gas liquids (per Gal)	$0.41	$1.43
Gas equivalents (per Mcfe)	$4.61	$8.06

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $17.0 million for the three months ended March 31, 2015 from $11.6 million for the three months ended March 31, 2014. This increase was mainly the result of an increase in expenses related to contract labor and field supervision, ad valorem taxes, location repairs, field telemetry and repairs and maintenance due to our increased production in the Utica Shale.
Production Taxes. Production taxes decreased $2.7 million to $4.3 million for the three months ended March 31, 2015 from $7.0 million for the three months ended March 31, 2014. This decrease was related to changes in our product mix and production location.
Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased by $17.6 million to $25.4 million for the three months ended March 31, 2015 from $7.8 million for the same period in 2014. This increase was primarily attributable to midstream expenses related to our increased production volumes in the Utica Shale resulting from our 2013 and 2014 drilling activities.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $89.9 million for the three months ended March 31, 2015, and consisted of $89.3 million in depletion of oil and natural gas properties and $0.6 million in depreciation of other property and equipment, as compared to total DD&A expense of $56.9 million for the three months ended March 31, 2014. This increase was due to an increase in our full cost pool as a result of our capital activities as well as an increase in our production, partially offset by an increase in our total proved reserves volume used to calculate our total DD&A expense.
General and Administrative Expenses. Net general and administrative expenses increased to $10.8 million for the three months ended March 31, 2015 from $9.5 million for the three months ended March 31, 2014. This $1.3 million increase was due to an increase in salaries and benefits resulting from an increased number of employees, increases in franchise taxes, travel expense and bank fees, partially offset by a decrease in stock compensation expense and an increase in general and administrative costs related to exploration and development activity capitalized to the full cost pool.
Accretion Expense. Accretion expense remained relatively flat at $0.2 million for the three months ended March 31, 2015 and 2014.
Interest Expense. Interest expense increased to $8.8 million for the three months ended March 31, 2015 from $3.9 million for the three months ended March 31, 2014 due primarily to the issuance of $300.0 million in additional 7.75% Senior Notes due 2020 and increased borrowings under our revolving credit facility. On August 18, 2014, we issued $300.0 million aggregate principal amount of our 7.75% Senior Notes due 2020, a portion of the net proceeds from which was used to repay all outstanding borrowings under our revolving credit facility. Total weighted debt outstanding under our revolving credit facility was $136.5 million for the three months ended March 31, 2015 as compared to no borrowings outstanding under such facility for the same period in 2014. As of March 31, 2015, $165.0 million was outstanding under this credit facility. No balance was outstanding under our revolving credit facility as of March 31, 2014. Additionally, we capitalized approximately $3.7 million and $2.3 million in interest expense to undeveloped oil and natural gas properties during the three months ended March 31, 2015 and March 31, 2014, respectively. This increase in capitalized interest in the 2015 period was the result of an increase in our undeveloped oil and natural gas properties.
Income Taxes. As of March 31, 2015, we had a federal net operating loss carry forward of approximately $3.1 million, in addition to numerous temporary differences, which gave rise to a net deferred tax liability. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management's opinion, it is more likely than not that some portion will not be realized. At March 31, 2015, a valuation allowance of $3.1 million had been provided for certain state net operating losses and federal foreign tax credit deferred tax assets based on the uncertainty these assets may be realized. We recognized an income tax expense of $14.5 million for the three months ended March 31, 2015.
Liquidity and Capital Resources
Overview. Historically, our primary sources of funds have been cash flow from our producing oil and natural gas properties, borrowings under our credit facility and the issuances of equity and debt securities. Our ability to access any of these sources of funds can be significantly impacted by decreases in oil and natural gas prices or oil and natural gas production. During 2014, we received net proceeds of $312.0 million from the sale of our 7.75% Senior Notes due 2020, aggregate net proceeds of $258.4 million from the sale of shares of our Diamondback common stock in 2014 and also received net proceeds of $84.8 million from the sale of Blackhawk's equity interest in Ohio Gathering Company, LLC and Ohio Condensate Company, LLC.
On April 21, 2015, we issued 10,925,000 shares of our common stock in an underwritten public offering (which included the 1,425,000 shares of our common stock sold pursuant to the option to purchase additional shares of our common stock granted by us to, and exercised in full by, the underwriters). The aggregate net proceeds from this equity offering were approximately $501.9 million (after deducting underwriting discounts and commissions and estimated offering expenses). We intend to use a portion of the net proceeds from this equity offering to fund our pending acquisition of Paloma, with the remaining net proceeds to be used for general corporate purposes, including the funding of a portion of our 2015 capital development plans.
On April 21, 2015, we also completed an offering of $350.0 million in aggregate principal amount of our new 6.625% senior notes due 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. This offering is discussed in more detail below.

Net cash flow provided by operating activities was $99.0 million for the three months ended March 31, 2015 as compared to net cash flow provided by operating activities of $156.2 million for the same period in 2014. This decrease was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 161% increase in our net MMcfe production partially offset by a 43% decrease in net realized Mcfe prices. In addition, in January 2014, we recognized proceeds of $84.8 million from the sale of Blackhawk's equity interest in Ohio Gathering Company, LLC and Ohio Condensate Company, LLC and, in the first quarter of 2015, we received net proceeds of $7.2 million from the release of escrow from the Blackhawk sale.
Net cash used in investing activities for the three months ended March 31, 2015 was $231.5 million as compared to $445.1 million for the same period in 2014. During the three months ended March 31, 2015, we spent $226.9 million in additions to oil and natural gas properties, of which $5.9 million was spent on our 2015 drilling and recompletion programs, $179.4 million was spent on expenses attributable to the wells drilled and recompleted during 2014, $1.9 million was spent on compressors and other facility enhancements, $2.0 million was spent on plugging costs, $19.5 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale with the remainder attributable mainly to capitalized general and administrative expenses. In addition, $6.1 million was invested in Grizzly during the three months ended March 31, 2015. We did not make any investments in our other equity investments during the three months ended March 31, 2015.
Net cash provided by financing activities for the three months ended March 31, 2015 was $64.9 million as compared to net cash provided by financing activities of $0.4 million for the same period in 2014. The 2015 amount provided by financing activities is primarily attributable to net borrowings under our revolving credit facility.
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
As of April 10, 2015, we entered into a third amendment to the Amended and Restated Credit Agreement. The third amendment increased the borrowing base from $450.0 million to $575.0 million and increased our basket for unsecured debt issuances to $1.2 billion. The third amendment also made certain changes to the lenders and their respective lending commitments thereunder.
As of March 31, 2015, $165.0 million was outstanding under our revolving credit facility and total funds available for borrowing, after giving effect to an aggregate of $68.2 million of letters of credit, was $216.8 million. This facility is secured by substantially all of our assets. Our wholly-owned subsidiaries guarantee our obligations under our revolving credit facility.
Advances under our revolving credit agreement may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 0.50% to 1.50%, plus (2) the highest of: (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 1.50% to 2.50%, plus (2) the London interbank offered rate that appears on pages LIBOR01 or LIBOR02 of the Reuters screen that displays such rate for deposits in U.S. dollars, or, if such rate is not available, the rate as administered by ICE Benchmark Administration (or any other person that takes over administration of such rate) per annum equal to the offered rate on such other page or other service that displays an average

London interbank offered rate as administered by ICE Benchmark Administration (or any other person that takes over the administration of such rate) for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. At March 31, 2015, amounts borrowed under the revolving credit facility bore interest at the eurodollar rate (2.18%).
Our revolving credit facility contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries' ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in our revolving credit facility. Our revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of net funded debt to EBITDAX (net income, excluding (i) any non-cash revenue or expense associated with swap contracts resulting from ASC 815 and (ii) any cash or non-cash revenue or expense attributable to minority investment plus without duplication and, in the case of expenses, to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges,(e) exploration costs deducted in determining net income under successful efforts accounting, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings (provided that expenses related to any unsuccessful dispositions will be limited to $3.0 million in the aggregate) for a twelve-month period may not be greater than 3.50 to 1.00 for the period December 31, 2014 through June 30, 2015 and 3.25 to 1.00 for the twleve-month period ending September 30, 2015 and periods thereafter; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with these financial covenants at March 31, 2015.
Senior Notes. In October 2012, December 2012 and August 2014, we issued an aggregate of $600.0 million in principal amount of our 7.75% senior notes due 2020 under an indenture among us, our subsidiary guarantors and Wells Fargo Bank, National Association, as the trustee. These senior notes are treated as a single class of debt securities under the senior note indenture and are referred to collectively as the Old Notes. Interest on the Old Notes accrues at a rate of 7.75% per annum on the outstanding principal amount from October 17, 2012, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013. The Old Notes are senior unsecured obligations and rank equally in the right of payment with all of our other senior indebtedness and senior in right of payment to any of our future subordinated indebtedness. We may redeem some or all of the Old Notes at any time on or after November 1, 2016, at the redemption prices listed in the senior note indenture. Prior to November 1, 2016, we may redeem the Old Notes at a price equal to 100% of the principal amount plus a “make-whole” premium. In addition, prior to November 1, 2015, we may redeem up to 35% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of the Notes initially issued remains outstanding immediately after such redemption.
In April 2015, we issued $350.0 million in aggregate principal amount of our 6.625% senior unsecured notes due 2023, which we refer to as the April Notes and, together with the Old Notes, the Notes, to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act, or the April Notes Offering. We used a portion of the net proceeds from the April Notes Offering, together with the net proceeds from our concurrent equity offering, to repay all amounts outstanding at such time under our revolving credit facility and intend to use the remaining net proceeds from these offerings to fund our pending acquisition of Paloma, and for general corporate purposes, including the funding of a portion of our 2015 capital development plans.
The April Notes were issued under a new indenture, dated as of April 21, 2015, among us, our subsidiary guarantors and Wells Fargo Bank, N.A., as trustee. Interest on the April Notes accrues at a rate of 6.625% per annum on the outstanding principal amount thereof from April 21, 2015, payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2015. The April Notes will mature on May 1, 2023. The April Notes are our senior unsecured obligations and rank equally in right of payment with all of our other senior indebtedness, including the Old Notes, and senior in right of payment to any of our future subordinated indebtedness. We may redeem some or all of the April Notes at any time on or after May 1, 2018, at the redemption prices listed in the indenture relating to the April Notes. Prior to May 1, 2018, we may redeem all or a portion of the April Notes at a price equal to 100% of the principal amount of the April Notes plus a “make-whole” premium and accrued and unpaid interest to the redemption date. In addition, any time prior to May 1, 2018, we may redeem the April Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the April Notes issued prior to such date at a redemption price of 106.625%, plus accrued and unpaid interest to the redemption date, with an amount equal to the net cash proceeds from certain equity offerings.

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
If we experience a change of control (as defined in the senior note indentures relating to the Old Notes and the April Notes), we will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. If we sell certain assets and fail to use the proceeds in a manner specified in our senior note indentures, we will be required to use the remaining proceeds to make an offer to repurchase the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The senior note indentures relating to the Old Notes and the April Notes contain certain covenants that, subject to certain exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments, declare or pay dividends or make distributions on capital stock, prepay subordinated indebtedness, sell assets including capital stock of restricted subsidiaries, agree to payment restrictions affecting our restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into transactions with affiliates, incur liens, engage in business other than the oil and gas business and designate certain of our subsidiaries as unrestricted subsidiaries. Under the indenture relating to the April Notes, certain of these covenants are subject to termination upon the occurrence of certain events, including in the event the April Notes are ranked as "investment grade".
In connection with the April Notes Offering, we and our subsidiary guarantors entered into a registration rights agreement with the representatives of the initial purchasers, dated as of April 21, 2015, pursuant to which we agreed to file a registration statement with respect to an offer to exchange the April Notes for a new issue of substantially identical debt securities registered under the Securities Act. Under the registration rights agreement, we also agreed to use our commercially reasonable efforts to have the registration statement declared effective by the SEC on or prior to the 330th day after the issue date of the April Notes and to keep the exchange offer open for not less than 30 days (or longer if required by applicable law). We may be required to file a shelf registration statement to cover resales of the April Notes under certain circumstances. If we fail to satisfy these obligations under the registration rights agreement, we agreed to pay additional interest to the holders of the April Notes as specified in the registration rights agreement.
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
From January 1, 2015 through May 1, 2015, we spud 16 gross (12.7 net) wells in the Utica Shale. We currently expect our 2015 capital expenditures to be $416.0 million to $446.0 million to spud 50 to 56 gross (32 to 36 net) wells on our Utica Shale acreage. In addition, we currently expect to spend $85.0 million to $95.0 million in 2015 to acquire additional acreage in the Utica Shale.
From January 1, 2015 through May 1, 2015, we recompleted eight existing wells and spud no new wells at our WCBB field. In our Hackberry fields, from January 1, 2015 through May 1, 2015, we recompleted 15 existing wells and spud no new wells. We currently expect our 2015 capital expenditures to be $20.0 million to $25.0 million for maintenance capital expenditures and recompletions in Southern Louisiana.
From January 1, 2015 through May 1, 2015, no new wells were spud on our Niobrara Formation acreage. We do not currently anticipate any capital expenditures in the Niobrara Formation in 2015.

As of March 31, 2015, our net investment in Grizzly was approximately $167.2 million. We do not currently anticipate any material capital expenditures in 2015 related to Grizzly's activities.
We had no capital expenditures during the three months ended March 31, 2015 related to our interests in Thailand. We do not currently anticipate any additional capital expenditures in Thailand in 2015.
In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. See "-2015 Updates Regarding Our Equity Investments-Other Investments" and Note 3 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments. In the year ended December 31, 2014, we invested approximately $43.6 million in these entities. In the three months ended March 31, 2015, we did not make any additional investments in these entities, and we do not currently anticipate any capital expenditures related to these entities in 2015.
Our total capital expenditures for 2015 are currently estimated to be in the range of $561.0 million to $611.0 million. In addition, we currently expect to spend $85.0 million to $95.0 million in 2015 to acquire additional Utica Shale acreage. Our total capital expenditures spent during the three months ended March 31, 2015 were approximately $221.1 million, including leasehold acquisitions. Approximately 96% of our 2015 estimated capital expenditures are currently expected to be spent in the Utica Shale. This range is down from the $872.9 million spent in 2014, excluding Utica leasehold acquisitions and the Rhino acquisition, primarily due to current commodity prices and a desire to maintain a strong liquidity position. During 2015, we have continued to focus on operational efficiencies in an effort to reduce our overall well costs. Further, due in large part to the significant decline in commodity prices, we have been able to negotiate reductions in service costs with our vendors. We continue to see improvement in our service costs and expect that our operational efficiencies, combined with our service costs reductions, will lower our overall well costs by approximately 15% during 2015 as compared to peak 2014 pricing. We intend to continue to monitor pricing and cost developments and make adjustments to our future capital expenditure programs as warranted.
We believe that our cash flow from operations, cash on hand (including proceeds from our recent debt and equity offerings) and borrowings under our revolving credit facility will be sufficient to meet our normal recurring operating needs and capital requirements for the next twelve months. In the event we elect to further expand or accelerate our drilling program or pursue additional acquisitions, or Grizzly's oil sands projects require additional investments, we may be required to obtain additional funds which we would seek to do through traditional borrowings, offerings of debt or equity securities or other means, including the sale of assets. We regularly evaluate new acquisition opportunities. Needed capital may not be available to us on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to delay or curtail implementation of our business plan or not be able to complete acquisitions that may be favorable to us.
Commodity Price Risk
The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past six years, the West Texas Intermediate posted price for crude oil has ranged from a low of $34.03 per barrel in February 2009 to a high of $113.39 per barrel in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.82 per million British thermal units, or MMBtu, in April 2012 to a high of $7.51 per MMBtu in January 2010. On May 1, 2015, the West Texas Intermediate posted price for crude oil was $59.15 per barrel and the Henry Hub spot market price of natural gas was $2.78 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations. To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we have entered into certain fixed price swaps and basis swaps. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for information regarding our open fixed price swaps and basis swaps at March 31, 2015.
Commitments
In connection with our acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller's (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until our abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we could access the trust for use in plugging and abandonment charges associated with the property, but have not yet done so. As of March 31, 2015, the plugging and abandonment trust totaled approximately $3.1 million. At

March 31, 2015, we have plugged 463 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2015.
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
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03)." To simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are in the process of assessing the effects of adoption of this new guidance.

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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past six years, the West Texas Intermediate posted price for crude oil has ranged from a low of $34.03 per barrel, or Bbl, in February 2009 to a high of $113.39 per Bbl in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.82 per MMBtu in April 2012 to a high of $7.51 per MMBtu in January 2010. On May 1, 2015, the West Texas Intermediate posted price for crude oil was $59.15 per barrel and the Henry Hub spot market price of natural gas was $2.78 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swaps and basis swaps at March 31, 2015:

	Daily Volume (Bbls/day)	Weighted Average Price
Fixed Price Swaps:
April 2015 - June 2016	1,000	$62.25

	Daily Volume (MMBtu/day)	Weighted Average Price
Fixed Price Swaps:
April 2015	191,250	$4.05
May 2015 - June 2015	201,250	$4.05
July 2015 - August 2015	216,875	$4.04
September 2015	246,875	$3.97
October 2015 - December 2015	262,500	$3.96
January 2016 - March 2016	252,500	$3.82
April 2016	242,500	$3.81
May 2016 - December 2016	172,500	$3.73
January 2017 - June 2017	142,500	$3.67
July 2017 - December 2017	80,000	$3.45
January 2018 - December 2018	30,000	$3.40

	Daily Volume (MMBtu/day)	Hedged Differential
Basis Swaps:
April 2015 - December 2016	30,000	$0.02
April 2015 - December 2016	10,000	$0.01
Under our 2015 contracts, we have hedged approximately 54% to 60% of our estimated 2015 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These fixed price swaps are recorded at fair value pursuant to FASB ASC 815 and related pronouncements. At March 31, 2015, we had a net asset derivative position of $134.2 million as compared to a net liability derivative position of $31.5 million as of March 31, 2014, related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $59.8 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $59.8 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Our revolving amended and restated credit agreement is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. At March 31, 2015, amounts borrowed under our revolving credit facility bore interest at the Eurodollar rate of 2.18%. A 1% increase in interest rates would increase interest expense by approximately $1.7 million per year, based on $165.0 million outstanding under our revolving credit facility as of March 31, 2015. As of March 31, 2015, we did not have any interest rate swaps to hedge our interest risks.

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
As of March 31, 2015, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures are effective.
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

ITEM 1A.	RISK FACTORS
See risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not Applicable.

(c)	We do not have a share repurchase program, and during the three months ended March 31, 2015, we did not purchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

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

4.5
Indenture, dated as of April 21, 2015, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of the Company’s 6.625% Senior Notes due 2023) (incorporated by reference to Exhibit 4.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 21, 2015).

4.6
Registration Rights Agreement, dated as of April 21, 2015, among the Company, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC and Scotia Capital (USA) Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 21, 2015).

10.1
Third Amendment to Amended and Restated Credit Agreement, dated as of April 10, 2015, among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 15, 2015).

10.1+
Employment Agreement, effective as of August 11, 2014, by and between the Company and Aaron Gaydosik (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on March 19, 2015).

10.2+
Employment Agreement, effective as of April 22, 2014, by and between the Company and Ross Kirtley (incorporated by reference to Exhibit 10.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on March 19, 2015).

10.3+*	Amended and Restated Employment Agreement, dated as of April 29, 2015, by and between the Company and Michael G. Moore.

10.4
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
Date: May 7, 2015

GULFPORT ENERGY CORPORATION

By:	/s/ Aaron Gaydosik
Aaron Gaydosik Chief Financial Officer