Form 10-Q
period 2015-06-30
GULFPORT ENERGY CORP
filed 2015-08-07
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015 OR

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

As of August 3, 2015, 108,210,444 shares of the registrant’s common stock were outstanding.

GULFPORT ENERGY CORPORATION

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$525,488	$142,340
Restricted cash	75,005	—
Accounts receivable—oil and gas	86,621	103,858
Accounts receivable—related parties	90	46
Prepaid expenses and other current assets	15,168	3,714
Short-term derivative instruments	77,350	78,391
Total current assets	779,722	328,349
Property and equipment:
Oil and natural gas properties, full-cost accounting, $1,797,025 and $1,465,538 excluded from amortization in 2015 and 2014, respectively	4,798,835	3,923,154
Other property and equipment	22,930	18,344
Accumulated depletion, depreciation, amortization and impairment	(1,211,308)	(1,050,879)
Property and equipment, net	3,610,457	2,890,619
Other assets:
Equity investments	362,391	369,581
Derivative instruments	25,871	24,448
Other assets	25,418	19,396
Total other assets	413,680	413,425
Total assets	$4,803,859	$3,632,393
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$318,725	$371,410
Asset retirement obligation—current	75	75
Deferred tax liability	26,508	27,070
Short-term derivative instruments	937	—
Current maturities of long-term debt	1,738	168
Total current liabilities	347,983	398,723
Long-term derivative instrument	2,753	—
Asset retirement obligation—long-term	21,202	17,863
Deferred tax liability	201,022	203,195
Long-term debt, net of current maturities	963,593	716,316
Total liabilities	1,536,553	1,336,097
Commitments and contingencies (Note 9)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock - $.01 par value, 200,000,000 authorized, 108,203,981 issued and outstanding at June 30, 2015 and 85,655,438 at December 31, 2014	1,081	856
Paid-in capital	2,816,930	1,828,602
Accumulated other comprehensive loss	(38,412)	(26,675)
Retained earnings	487,707	493,513
Total stockholders’ equity	3,267,306	2,296,296
Total liabilities and stockholders’ equity	$4,803,859	$3,632,393
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except share data)
Revenues:
Gas sales	$65,871	$35,522	$184,441	$53,871
Oil and condensate sales	34,465	68,078	69,965	141,455
Natural gas liquid sales	11,958	10,897	33,965	37,033
Other (expense) income	(24)	239	216	406
	112,270	114,736	288,587	232,765
Costs and expenses:
Lease operating expenses	16,863	12,680	33,843	24,309
Production taxes	3,285	6,601	7,570	13,558
Midstream gathering and processing	32,904	10,780	58,285	18,549
Depreciation, depletion and amortization	71,155	55,994	161,064	112,871
General and administrative	9,515	10,382	20,314	19,893
Accretion expense	192	189	382	377
Gain on sale of assets	—	—	—	(11)
	133,914	96,626	281,458	189,546
(LOSS) INCOME FROM OPERATIONS	(21,644)	18,110	7,129	43,219
OTHER (INCOME) EXPENSE:
Interest expense	12,023	2,402	20,782	6,287
Interest income	(248)	(36)	(257)	(142)
Litigation settlement	—	6,000	—	24,000
Loss (income) from equity method investments	15,120	(69,569)	(4,855)	(198,044)
	26,895	(61,203)	15,670	(167,899)
(LOSS) INCOME BEFORE INCOME TAXES	(48,539)	79,313	(8,541)	211,118
INCOME TAX (BENEFIT) EXPENSE	(17,214)	31,461	(2,735)	80,708
NET (LOSS) INCOME	$(31,325)	$47,852	$(5,806)	$130,410
NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.32)	$0.56	$(0.06)	$1.53
Diluted	$(0.32)	$0.56	$(0.06)	$1.52
Weighted average common shares outstanding—Basic	96,663,358	85,448,678	91,201,824	85,354,566
Weighted average common shares outstanding—Diluted	96,663,358	85,805,896	91,201,824	85,766,679

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net (loss) income	$(31,325)	$47,852	$(5,806)	$130,410
Foreign currency translation adjustment	3,247	6,816	(11,737)	(462)
Other comprehensive income (loss)	3,247	6,816	(11,737)	(462)
Comprehensive (loss) income	$(28,078)	$54,668	$(17,543)	$129,948

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2015	85,655,438	$856	$1,828,602	$(26,675)	$493,513	$2,296,296
Net loss	—	—	—	—	(5,806)	(5,806)
Other Comprehensive Loss	—	—	—	(11,737)	—	(11,737)
Stock Compensation	—	—	6,735	—	—	6,735
Issuance of Common Stock in public offerings, net of related expenses	22,425,000	224	981,594			981,818
Issuance of Restricted Stock	123,543	1	(1)	—	—	—
Balance at June 30, 2015	108,203,981	$1,081	$2,816,930	$(38,412)	$487,707	$3,267,306

Balance at January 1, 2014	85,177,532	$851	$1,813,058	$(9,781)	$246,110	$2,050,238
Net income	—	—	—	—	130,410	130,410
Other Comprehensive Loss	—	—	—	(462)	—	(462)
Stock Compensation	—	—	7,665	—	—	7,665
Issuance of Restricted Stock	124,526	1	(1)	—	—	—
Issuance of Common Stock through exercise of options	192,908	2	646	—	—	648
Balance at June 30, 2014	85,494,966	$854	$1,821,368	$(10,243)	$376,520	$2,188,499

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(5,806)	$130,410
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount—Asset Retirement Obligation	382	377
Depletion, depreciation and amortization	161,064	112,871
Stock-based compensation expense	4,041	4,599
Loss (gain) from equity investments	2,171	(113,257)
Interest income - note receivable	—	(25)
Unrealized loss on derivative instruments	3,309	6,433
Deferred income tax (benefit) expense	(2,735)	55,550
Amortization of loan commitment fees	1,416	637
Amortization of note discount and premium	(1,065)	158
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	17,237	(48,631)
(Increase) decrease in accounts receivable—related party	(44)	2,490
Increase in prepaid expenses	(11,454)	(994)
(Decrease) increase in accounts payable and accrued liabilities	(28,522)	53,988
Settlement of asset retirement obligation	(1,120)	(3,097)
Net cash provided by operating activities	138,874	201,509
Cash flows from investing activities:
Deductions to cash held in escrow	8	8
Additions to other property and equipment	(4,154)	(1,759)
Additions to oil and gas properties	(898,639)	(672,967)
Proceeds from sale of oil and gas properties	1,679	—
Proceeds from sale of investments	—	89,120
Funding of restricted cash	(75,005)	—
Contributions to equity method investments	(8,267)	(39,162)
Distributions from equity method investments	4,612	—
Net cash used in investing activities	(979,766)	(624,760)
Cash flows from financing activities:
Principal payments on borrowings	(350,088)	(85)
Borrowings on line of credit	250,000	40,000
Proceeds from bond issuance	350,000	—
Debt issuance costs and loan commitment fees	(7,738)	(975)
Proceeds from issuance of common stock, net of offering costs and exercise of stock options	981,866	648
Net cash provided by financing activities	1,224,040	39,588
Net increase (decrease) in cash and cash equivalents	383,148	(383,663)
Cash and cash equivalents at beginning of period	142,340	458,956
Cash and cash equivalents at end of period	$525,488	$75,293
Supplemental disclosure of cash flow information:
Interest payments	$24,176	$11,738
Income tax payments	$29,753	$16,700
Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$2,694	$3,066
Asset retirement obligation capitalized	$4,077	$3,613
Interest capitalized	$8,399	$6,245
Foreign currency translation loss on investment in Grizzly Oil Sands ULC	$(11,737)	$(462)
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-K. Results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results expected for the full year.

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

In April 2015, the Company entered into an agreement to acquire Paloma Partners III, LLC ("Paloma") for a total purchase price of approximately $301.3 million, subject to closing adjustments. Paloma holds approximately 24,000 net nonproducing acres in the Utica Shale of Ohio. This transaction is expected to close during the third quarter of 2015, subject to the satisfaction of certain closing conditions. In accordance with the agreement, the Company deposited $75.0 million into an escrow account. At the closing of the transaction the deposit shall be credited toward the purchase price. This deposit is shown as restricted cash on the accompanying consolidated balance sheets at June 30, 2015.

On June 9, 2015, the Company completed the acquisition of 6,198 gross and net acres located in Belmont and Jefferson Counties, Ohio from American Energy-Utica, LLC ("AEU") for a purchase price of approximately $68.2 million, subject to adjustment. On June 12, 2015, the Company completed the acquisition of 38,965 gross (27,228 net) acres located in Monroe

County, Ohio, 14.6 MMcf per day of average net production (estimated for April 2015), 18 gross (11.3 net) drilled but uncompleted wells, an 11 mile gas gathering system and a four well pad location from AEU for a total purchase price of approximately $319.0 million (the "Monroe Acquisition"). On June 29, 2015, the Company acquired an additional 4,950 gross (1,900 net) acres in Monroe County for an additional $18.2 million from AEU. The total purchase price of these transactions, collectively referred to as the ("AEU Acquisition"), was approximately $405.4 million ($405.0 million net of purchase price adjustments).

The AEU Acquisition qualified as a business combination for accounting purposes and, as such, the Company estimated the fair value of the acquired properties as of the June 12, 2015 acquisition date. The fair value of the assets and liabilities acquired was estimated using assumptions that represent Level 3 inputs. See Note 11 - "Fair Value Measurements" for additional discussion of the measurement inputs.

The Company estimated that the consideration paid in the AEU Acquisition for these properties approximated the fair value that would be paid by a typical market participant. As a result, no goodwill or bargain purchase gain was recognized in conjunction with the purchase.

The following table summarizes the consideration paid in the AEU Acquisition to acquire the properties and the fair value amount of the assets acquired as of June 12, 2015. Both the consideration paid and the fair value assigned to the assets is preliminary and subject to adjustment upon final closing.

(In thousands)
Consideration paid
Cash, net of purchase price adjustments	$405,029
Fair value of identifiable assets acquired
Oil and natural gas properties
Proved	$70,804
Unevaluated	334,225
Fair value of net identifiable assets acquired	$405,029

2.	PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Oil and natural gas properties	$4,798,835	$3,923,154
Office furniture and fixtures	11,430	10,752
Building	7,833	5,398
Land	3,667	2,194
Total property and equipment	4,821,765	3,941,498
Accumulated depletion, depreciation, amortization and impairment	(1,211,308)	(1,050,879)
Property and equipment, net	$3,610,457	$2,890,619
Included in oil and natural gas properties at June 30, 2015 is the cumulative capitalization of $86.2 million in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $6.3 million and $13.5 million for the three and six months ended June 30, 2015, respectively, and $6.9 million and $13.2 million for the three and six months ended June 30, 2014, respectively.

The following table summarizes the Company’s non-producing properties excluded from amortization by area at June 30, 2015:

June 30, 2015
(In thousands)
Colorado	$5,083
Bakken	96
Southern Louisiana	263
Ohio	1,791,538
Other	45
$1,797,025
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
The Company performs a ceiling test each quarter. If prices of oil, natural gas and natural gas liquids continue to decline and are not adequately offset by reserve additions from the Company's drilling activities, the Company may be required to write down the value of its oil and gas properties, which could negatively affect its results of operations. No ceiling test impairment was required for the quarter ended June 30, 2015.
A reconciliation of the Company's asset retirement obligation for the six months ended June 30, 2015 and 2014 is as follows:

	June 30, 2015	June 30, 2014
	(In thousands)
Asset retirement obligation, beginning of period	$17,938	$15,083
Liabilities incurred	4,077	3,613
Liabilities settled	(1,120)	(3,097)
Accretion expense	382	377
Asset retirement obligation as of end of period	21,277	15,976
Less current portion	75	795
Asset retirement obligation, long-term	$21,202	$15,181
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
Immediately upon completion of the Contribution, the Company owned a 35% equity interest in Diamondback, rather than leasehold interests in the Company’s Permian Basin acreage. Upon completion of the Diamondback IPO in October 2012, Gulfport owned approximately 21.4% of Diamondback's outstanding common stock. Following the Contribution, the Company has accounted for its interest in Diamondback as an equity investment. In November 2014, the Company sold all of the remaining shares of Diamondback common stock that it received in the Contribution and, as of June 30, 2015, Gulfport did not own any shares of Diamondback's common stock. See Note 3, "Equity Investments - Diamondback Energy, Inc."

3.	EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of June 30, 2015 and December 31, 2014:

		Carrying Value		(Income) loss from equity method investments
	Approximate Ownership %	June 30, 2015	December 31, 2014	Three months ended June 30,		Six months ended June 30,
				2015	2014	2015	2014
		(In thousands)
Investment in Tatex Thailand II, LLC	23.5%	$—	$—	$—	$—	$—	$—
Investment in Tatex Thailand III, LLC	17.9%	—	—	189	121	189	170
Investment in Grizzly Oil Sands ULC	24.9999%	164,113	180,218	8,494	2,228	12,636	4,229
Investment in Bison Drilling and Field Services LLC	—%	—	—	—	(329)	—	1,604
Investment in Muskie Proppant LLC	—%	—	—	—	(101)	—	433
Investment in Timber Wolf Terminals LLC	50.0%	1,000	1,013	7	—	13	—
Investment in Windsor Midstream LLC	22.5%	27,766	13,505	881	(35)	(17,906)	(203)
Investment in Stingray Pressure Pumping LLC	—%	—	—	—	1,630	—	2,143
Investment in Stingray Cementing LLC	50.0%	2,002	2,647	105	106	172	201
Investment in Blackhawk Midstream LLC	48.5%	—	—	—	—	(7,217)	(84,787)
Investment in Stingray Logistics LLC	—%	—	—	—	(238)	—	(157)
Investment in Diamondback Energy, Inc.	—%	—	—	—	(72,945)	—	(121,712)
Investment in Stingray Energy Services LLC	50.0%	5,905	5,718	311	(6)	321	35
Investment in Sturgeon Acquisitions LLC	25.0%	22,599	22,507	(491)	—	(1,059)	—
Investment in Mammoth Energy Partners LP	30.5%	139,006	143,973	5,624	—	7,996	—
		$362,391	$369,581	$15,120	$(69,569)	$(4,855)	$(198,044)
The tables below summarize financial information for the Company's equity investments as of June 30, 2015 and December 31, 2014.
Summarized balance sheet information:

	June 30, 2015	December 31, 2014

	(In thousands)
Current assets	$170,637	$181,060
Noncurrent assets	$1,414,991	$1,306,891
Current liabilities	$96,004	$114,506
Noncurrent liabilities	$208,319	$230,062

Summarized results of operations:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Gross revenue	$130,134	$220,013	$263,690	$378,294
Net (loss) income	$(45,246)	$26,099	$45,422	$207,604
Tatex Thailand II, LLC
The Company has an indirect ownership interest in Tatex Thailand II, LLC (“Tatex”). Tatex holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 243,000 acres which includes the Phu Horm Field.
Tatex Thailand III, LLC
The Company has an ownership interest in Tatex Thailand III, LLC ("Tatex III"). Tatex III previously owned a concession covering approximately 245,000 acres in Southeast Asia. As of December 31, 2014, the Company reviewed its investment in Tatex III and made the decision to allow the concession to expire in 2015. As such, the Company fully impaired the asset as of December 31, 2014. The concession expired in January 2015. Gulfport recorded $0.2 million of expense relating to its investment in Tatex III during the six months ended June 30, 2015.
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings Inc. ("Grizzly Holdings"), owns an interest in Grizzly Oil Sands ULC ("Grizzly"), a Canadian unlimited liability company. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc. ("Oil Sands"). As of June 30, 2015, Grizzly had approximately 830,000 acres under lease in the Athabasca and Peace River oil sands regions of Alberta, Canada. Initiation of steam injection at its first project, Algar Lake Phase 1, commenced in January 2014 and first bitumen production was achieved during the second quarter of 2014. In April 2015, Grizzly determined to cease bitumen production at its Algar Lake facility due to the level of commodity prices. Grizzly intends to monitor market conditions as it assesses future plans for the facility. The Company reviewed its investment in Grizzly at June 30, 2015 and determined no impairment was needed. If commodity prices continue to decline, an impairment of the investment in Grizzly may result in the future. During the six months ended June 30, 2015, Gulfport paid $8.3 million in cash calls. Grizzly’s functional currency is the Canadian dollar. The Company's investment in Grizzly was increased by $3.2 million as a result of a foreign currency translation gain and decreased by $11.7 million as a result of a foreign currency translation loss for the three and six months ended June 30, 2015, respectively. The Company's investment in Grizzly was increased by $6.8 million as a result of a foreign currency translation gain and decreased by $0.5 million as a result of a foreign currency translation loss for the three and six months ended June 30, 2014, respectively.
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
Timber Wolf Terminals LLC

During 2012, the Company invested in Timber Wolf Terminals LLC (“Timber Wolf”). Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. During the six months ended June 30, 2015, Gulfport did not pay any cash calls related to Timber Wolf.
Windsor Midstream LLC

During 2012, the Company purchased an ownership interest in Windsor Midstream LLC (“Midstream”). Midstream owned a 28.4% interest in Coronado Midstream LLC ("Coronado"), a gas processing plant in West Texas. In March 2015, Coronado was sold to Enlink Midstream Partners, LP ("EnLink") for proceeds of approximately $600.0 million, consisting of cash and units representing a limited partnership interest in Enlink. Midstream recorded an $81.6 million gain on the sale of its investment in Coronado. As a result of the sale, Gulfport received $3.6 million in distributions from Midstream during the six months ended June 30, 2015.

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

Stingray Cementing LLC

During 2012, the Company invested in Stingray Cementing LLC ("Stingray Cementing"). Stingray Cementing provides well cementing services. During the six months ended June 30, 2015, the Company did not pay any cash calls related to Stingray Cementing. The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.

Blackhawk Midstream LLC

During 2012, the Company invested in Blackhawk Midstream LLC ("Blackhawk"). Blackhawk coordinates gathering, compression, processing and marketing activities for the Company in connection with the development of its Utica Shale acreage. On January 28, 2014, Blackhawk closed on the sale of its equity interests in Ohio Gathering Company, LLC and Ohio Condensate Company, LLC for a purchase price of $190.0 million, of which $14.3 million was placed in escrow. Gulfport received $84.8 million in net proceeds from this transaction in the first quarter of 2014, which is included in income from equity method investments in the consolidated statements of operations. During the first quarter of 2015, the Company received net proceeds of approximately $7.2 million from the release of escrow from the Blackhawk sale, which is included in loss (income) from equity method investments in the consolidated statements of operations.

Stingray Logistics LLC

During 2012, the Company invested in Stingray Logistics LLC ("Stingray Logistics"). Stingray Logistics provides well services. The Company contributed its investment in Stingray Logistics to Mammoth during the fourth quarter of 2014. See below under "-Mammoth Energy Partners LP" for a discussion of the contribution.

Diamondback Energy, Inc.

As noted above in Note 2, on October 11, 2012, following the closing of the Diamondback IPO, the Company owned 7,914,036 shares of Diamondback's outstanding common stock for an initial investment in Diamondback valued at $138.5 million. In 2013, the Company sold an aggregate of 4,534,536 shares of its Diamondback common stock and received aggregate net proceeds of approximately $192.7 million. In June and September of 2014, the Company sold 1,000,000 and 1,437,500 shares of its Diamondback common stock, respectively, and received aggregate net proceeds of approximately $197.6 million. On November 12, 2014, the Company sold its remaining 942,000 shares of Diamondback common stock for net proceeds of approximately $60.8 million. As of June 30, 2015 and December 31, 2014, the Company did not own any shares of Diamondback common stock.

The Company accounted for its interest in Diamondback as an equity method investment and had elected the fair value option of accounting for this investment. While the Company's ownership interest in Diamondback was below 20% prior to the Company's sale of its remaining Diamondback common stock in November 2014, the Company had appointed a member of

Diamondback's Board. The individual appointed by the Company continues to serve on Diamondback's Board and the Company had influence through this board seat. The Company recognized an aggregate gain of approximately $72.9 million and $121.7 million on its investment in Diamondback for the three and six months ended June 30, 2014, respectively, which is included in loss (income) from equity method investments in the consolidated statements of operations.
Stingray Energy Services LLC

During 2013, the Company invested in Stingray Energy Services LLC ("Stingray Energy"). Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. During the six months ended June 30, 2015, the Company did not pay any cash calls to Stingray Energy. The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.

Sturgeon Acquisitions LLC

During 2014, the Company invested $20.7 million and received an ownership interest of 25% in Sturgeon Acquisitions LLC ("Sturgeon"). Sturgeon owns and operates sand mines that produce hydraulic fracturing grade sand. During the six months ended June 30, 2015, Gulfport received $1.0 million in distributions from Sturgeon.
Mammoth Energy Partners LP
In the fourth quarter of 2014, the Company contributed its investments in Stingray Pressure, Stingray Logistics, Bison and Muskie to Mammoth for a 30.5% interest in this newly formed limited partnership. Mammoth has filed a registration statement on Form S-1 with the SEC in connection with its proposed initial public offering. Mammoth intends to pursue this offering in 2015 or 2016 subject to market conditions.
The Company accounted for the contribution as a sale of financial assets under ASC 860. The Company estimated the fair market value of its investment in Mammoth as of the contribution date using an average of the market approach and the income approach, based on an independently prepared valuation of the contributed assets. The fair market value was reduced by a discount factor for lack of marketability due to the Company's minority interest, resulting in a fair value of $143.5 million for the Company's 30.5% interest. The fair value of the assets and liabilities acquired was estimated using assumptions that represent Level 3 inputs. See "Note 11 - Fair Value Measurements" for additional discussion of the measurement inputs.

4.	OTHER ASSETS
Prepaid expenses and other current assets consist of the following at June 30, 2015: prepaid taxes of $12.1 million, prepaid insurance of $1.7 million and prepaid other expense of $1.4 million.

Other assets consist of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Plugging and abandonment escrow account on the WCBB properties (Note 9)	$3,089	$3,097
Certificates of Deposit securing letter of credit	275	275
Prepaid drilling costs	269	483
Loan commitment fees	21,640	15,390
Deposits	34	34
Other	111	117
	$25,418	$19,396

5.	LONG-TERM DEBT
Long-term debt consisted of the following items as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Revolving credit agreement (1)	$—	$100,000
Building loans (2)	1,738	1,826
7.75% senior unsecured notes due 2020 (3)	600,000	600,000
6.625% senior unsecured notes due 2023 (4)	350,000	—
Unamortized original issue (discount) premium, net (5)	13,593	14,658
Construction loan (6)	—	—
Less: current maturities of long term debt	(1,738)	(168)
Debt reflected as long term	$963,593	$716,316

The Company capitalized approximately $4.7 million and $8.4 million in interest expense to oil and natural gas properties during the three and six months ended June 30, 2015, respectively. The Company capitalized approximately $3.9 million and $6.2 million in interest expense to oil and natural gas properties during the three and six months ended June 30, 2014, respectively.
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

On May 29, 2015, the Company entered into a fourth amendment to the Amended and Restated Credit Agreement. The fourth amendment increased the letter of credit sublimit from $125.0 million to $150.0 million. Additionally, the Company received consent from its lenders to incur certain new secured indebtedness, limited to $30.0 million, to finance the construction of its new Oklahoma City headquarters. The lenders also agreed to waive certain provisions of the Amended and Restated Credit Agreement that may prohibit the construction loan. As of June 30, 2015, the Company did not have any outstanding borrowings under the Amended and Restated Credit Agreement. At June 30, 2015, the total availability for future borrowings under the Amended and Restated Credit Agreement, after giving effect to an aggregate of $92.7 million of letters of credit, was $482.3 million.

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
The Company was in compliance with all covenants at June 30, 2015.
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
(4) On April 21, 2015, the Company issued $350.0 million in aggregate principal amount of 6.625% Senior Notes due 2023 (the "April Notes" and, together with the "Old Notes," the "Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act (the "April Notes Offering"). The Company received net proceeds of approximately $343.6 million after initial purchaser discounts and commissions and estimated offering expenses.
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
(5) The October Notes were issued at a price of 98.534% resulting in a gross discount of $3.7 million and an effective rate of 8.000%. The December Notes were issued at a price of 101.000% resulting in a gross premium of $0.5 million and an effective rate of 7.531%. The August Notes were issued at a price of 106.000% resulting in a gross premium of $18.0 million and an effective rate of 6.561%. The April Notes were issued at par. The premium and discount are being amortized using the effective interest method.
(6) On June 4, 2015, the Company entered into a construction loan agreement (the "Construction Loan") with InterBank for the construction of a new corporate headquarters in Oklahoma City. The Construction Loan allows for a maximum principal amount of $24.5 million to be drawn. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.50% per annum and is payable on the last day of the month beginning June 30, 2015 through May 31, 2017. Monthly interest and principal payments are due beginning June 30, 2017, with the final payment due June 4, 2025. As of June 30, 2015, the Company had not drawn on this loan.

6.	COMMON STOCK AND CHANGES IN CAPITALIZATION

Equity Offering
On April 21, 2015, the Company issued 10,925,000 shares of its common stock in an underwritten public offering (which included 1,425,000 shares sold pursuant to an option to purchase additional shares of the Company's common stock granted by the Company to, and exercised in full by, the underwriters). The net proceeds from this equity offering (including the net proceeds from the sale of the shares of common stock to the underwriters pursuant to their option to purchase additional shares) were approximately $501.9 million after underwriting discounts and commissions and estimated offering expenses. The Company used a portion of these net proceeds, together with a portion of the net proceeds from its concurrent senior notes offering (see Note 5, "Long Term Debt"), to repay all amounts outstanding at that time under its revolving credit facility and intends to use the remaining net proceeds from these offerings to fund the pending acquisition of Paloma and for general corporate purposes, including the funding of a portion of its 2015 capital development plans.
On June 12, 2015, the Company issued 11,500,000 shares of its common stock in an underwritten public offering (which included 1,500,000 shares sold pursuant to an option to purchase additional shares of the Company's common stock granted by the Company to, and exercised in full by, the underwriters). The net proceeds from this equity offering (including the net proceeds from the sale of the shares of common stock to the underwriters pursuant to their option to purchase additional shares) were approximately $479.8 million after underwriting discounts and commissions and estimated offering expenses. The Company used a portion of the net proceeds to fund the Monroe Acquisition (see Note 1) and intends to use the remaining funds for general corporate purposes, including the funding of a portion of its 2015 capital development plans.

7.	STOCK-BASED COMPENSATION
During the three and six months ended June 30, 2015, the Company’s stock-based compensation cost was $3.2 million and $6.7 million, respectively, of which the Company capitalized $1.3 million and $2.7 million, respectively, relating to its exploration and development efforts. During the three and six months ended June 30, 2014, the Company's stock-based compensation cost was $3.4 million and $7.7 million, respectively, of which the Company capitalized $1.3 million and $3.1 million, respectively, relating to its exploration and development efforts.
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
No stock options were issued during the six months ended June 30, 2015 and 2014.

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
A summary of the status of stock options and related activity for the six months ended June 30, 2015 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Options outstanding at December 31, 2014	5,000	$9.07	0.69	$163
Granted	—	—
Exercised	—	—		—
Forfeited/expired	—	—
Options outstanding at June 30, 2015	5,000	$9.07	0.19	$156
Options exercisable at June 30, 2015	5,000	$9.07	0.19	$156
The following table summarizes information about the stock options outstanding at June 30, 2015:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (in years)	Number Exercisable
$9.07	5,000	0.19	5,000
	5,000		5,000
The following table summarizes restricted stock activity for the six months ended June 30, 2015:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2014	387,245	$55.87
Granted	100,226	44.04
Vested	(123,543)	51.02
Forfeited	(4,000)	57.91
Unvested shares as of June 30, 2015	359,928	$54.22
Unrecognized compensation expense as of June 30, 2015 related to outstanding stock options and restricted shares was $15.4 million. The expense is expected to be recognized over a weighted average period of 1.52 years.

8.	EARNINGS PER SHARE
Reconciliations of the components of basic and diluted net income per common share are presented in the tables below:

	Three months ended June 30,
	2015			2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net (loss) income	$(31,325)	96,663,358	$(0.32)	$47,852	85,448,678	$0.56
Effect of dilutive securities:
Stock options and awards	—	—		—	357,218
Diluted:
Net (loss) income	$(31,325)	96,663,358	$(0.32)	$47,852	85,805,896	$0.56

	Six months ended June 30,
	2015			2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net (loss) income	$(5,806)	91,201,824	$(0.06)	$130,410	85,354,566	$1.53
Effect of dilutive securities:
Stock options and awards	—	—		—	412,113
Diluted:
Net (loss) income	$(5,806)	91,201,824	$(0.06)	$130,410	85,766,679	$1.52

     There were 378,550 shares and 382,494 shares of common stock that were considered anti-dilutive for the three and six months ended June 30, 2015, respectively. There were no potential shares of common stock that were considered anti-dilutive for the three and six months ended June 30, 2014.

9.	COMMITMENTS AND CONTINGENCIES
Plugging and Abandonment Funds
In connection with the Company's acquisition in 1997 of the remaining 50% interest in its WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until the Company's abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company could access the trust for use in plugging and abandonment charges associated with the property, although it has not yet done so. As of June 30, 2015, the plugging and abandonment trust totaled approximately $3.1 million. At June 30, 2015, the Company had plugged 463 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.
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
Effective February 15, 2014, Gulfport's former Chief Executive Officer, James D. Palm, retired and his employment agreement with the company terminated. The Company entered into a separation agreement with Mr. Palm, under which agreement certain benefits are provided to, and obligations imposed on, Mr. Palm. As of June 30, 2015, the minimum commitment under Mr. Palm's separation agreement was approximately $0.4 million.
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

The aggregate minimum commitment for future salary at June 30, 2015 under the above listed employment agreements was approximately $1.8 million.
Operating Leases
The Company leases office facilities under non-cancellable operating leases exceeding one year. Future minimum lease commitments under these leases at June 30, 2015 were as follows:

(In thousands)
Remaining 2015	$332
2016	617
2017	513
2018	20
2019	—
Total	$1,482

Other Commitments
Effective October 1, 2014, the Company entered into a Sand Supply Agreement with Muskie that expires on September 30, 2018. Pursuant to this agreement, the Company has agreed to purchase annual and monthly amounts of proppant sand subject to exceptions specified in the agreement at a fixed price per ton, subject to certain adjustments, plus agreed costs and expenses. Failure by either Muskie or the Company to deliver or accept the minimum monthly amount results in damages calculated per ton based on the difference between the monthly obligation amount and the amount actually delivered or accepted, as applicable. The Company did not incur any expenses related to non-utilization fees during the three and six months ended June 30, 2015.
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
Future minimum commitments under these agreements at June 30, 2015 are as follows:

(In thousands)
Remaining 2015	$26,220
2016	52,440
2017	52,440
2018	39,330
Total	$170,430

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

10.	HEDGING ACTIVITIES
Oil Price Hedging Activities
The Company seeks to reduce its exposure to unfavorable changes in oil and natural gas prices, which are subject to significant and often volatile fluctuation, by entering into fixed price swaps, swaptions and basis swaps. These contracts allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production
The Company records all derivative contracts at fair value. All derivative contracts are marked to market each quarter end and are included in the accompanying consolidated balance sheets as derivative assets and liabilities.
During 2014 and 2015, the Company entered into fixed price swap contracts for 2014 through 2019 with five financial institutions. The Company’s fixed price swap and swaption contracts are tied to the commodity prices on Argus and NYMEX. The Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price as listed on Argus for Louisiana Light Sweet Crude for oil, the NYMEX West Texas Intermediate for oil and on the NYMEX Henry Hub for natural gas. At June 30, 2015, the Company had the following fixed price swaps and swaptions in place:

	Daily Volume (Bbls/day)	Weighted Average Price
July 2015 - June 2016	2,500	$62.38

	Daily Volume (MMBtu/day)	Weighted Average Price
July 2015 - August 2015	256,875	$3.87
September 2015	286,875	$3.82
October 2015	322,500	$3.79
November 2015 - December 2015	282,500	$3.91
January 2016 - March 2016	312,500	$3.73
April 2016	302,500	$3.72
May 2016 - December 2016	232,500	$3.63
January 2017 - June 2017	182,500	$3.59
July 2017 - December 2017	120,000	$3.40
January 2018 - December 2018	70,000	$3.35
January 2019 - March 2019	20,000	$3.37
In addition, the Company has entered into natural gas basis swap positions, which settle on the pricing index to basis differential of MichCon to the NYMEX Henry Hub natural gas price. As of June 30, 2015, the Company's natural gas basis swap positions were as follows:

	Daily Volume (MMBtu/day)	Hedged Differential
July 2015 - December 2016	40,000	$0.02
At June 30, 2015 the fair value of derivative assets and liabilities related to the fixed price swaps, swaptions and basis swaps was as follows:

(In thousands)
Short-term derivative instruments - asset	$77,350
Long-term derivative instruments - asset	$25,871
Short-term derivative instruments - liability	$937
Long-term derivative instruments - liability	$2,753

All fixed price swaps, swaptions and basis swaps have been executed in connection with the Company's oil and natural gas price hedging program. For fixed price swaps, swaptions and basis swaps qualifying as cash flow hedges pursuant to FASB ASC 815, the realized contract price is included in oil and gas sales in the period for which the underlying production was hedged. For those contracts which are not designated as cash flow hedges changes in the fair value are classified as revenues on the Company's consolidated statements of operations.

For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The Company had no cash flow hedges in place for the three and six months ended June 30, 2015 and 2014, as all fixed price swaps, swaptions and basis swaps had either been deemed ineffective at their inception or had been accounted for using the mark-to-market accounting method.

At June 30, 2015, no amounts related to fixed price swaps, swaptions or basis swaps remain in accumulated other comprehensive income (loss).
The Company recognized a loss of $34.6 million and $3.3 million due to the change in fair value of derivative instruments for the three and six months ended June 30, 2015, respectively, which is included in oil and condensate and gas sales in the consolidated statements of operations. The Company recognized a gain of $2.2 million and a loss of $6.4 million due to the change in fair value of derivative instruments for the three and six months ended June 30, 2014, respectively, which is included in oil and condensate and gas sales in the consolidated statements of operations.

11.	FAIR VALUE MEASUREMENTS
The Company records certain financial and non-financial assets and liabilities on the balance sheet at fair value in accordance with FASB ASC 820, "Fair Value Measurement and Disclosures" ("FASB ASC 820"). FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The statement requires fair value measurements be classified and disclosed in one of the following categories:
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.
The following tables summarize the Company’s financial and non-financial liabilities by FASB ASC 820 valuation level as of June 30, 2015:

	June 30, 2015
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$103,221	$—	$—
Liabilities:
Derivative Instruments	$3,690	$—	$—
The estimated fair value of the Company’s fixed price swap, swaption and basis swap contracts were based upon forward commodity prices based on quoted market prices, adjusted for differentials. See Note 10 for further discussion of the Company's hedging activities.
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

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 2 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the six months ended June 30, 2015 were approximately $4.1 million.
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
At June 30, 2015, the carrying value of the outstanding debt represented by the Notes was $963.6 million, including the remaining unamortized discount of approximately $2.7 million related to the October Notes and the remaining unamortized premium of approximately $0.4 million related to the December Notes and $15.9 million related to the August Notes. Based on the quoted market price, the fair value of the Notes was determined to be approximately $989.8 million at June 30, 2015.
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

On October 17, 2012, December 21, 2012, and August 18, 2014, the Company issued an aggregate of $600.0 million principal amount of its 7.75% Senior Notes. The October Notes and the December Notes were exchanged for substantially identical notes in the same aggregate principal amount that were registered under the Securities Act. The Exchange Notes and the August Notes are collectively referred to as the "Old Notes". The Old Notes are guaranteed on a senior unsecured basis by all existing consolidated subsidiaries that guarantee the Company's secured revolving credit facility or certain other debt (the "Guarantors"). The Old Notes are not guaranteed by Grizzly Holdings, Inc. (the "Non-Guarantor"). The Guarantors are 100% owned by Gulfport (the "Parent"), and the guarantees are full, unconditional, joint and several. There are no significant restrictions on the ability of the Parent or the Guarantors to obtain funds from each other in the form of a dividend or loan.

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

On April 21, 2015, the Company issued $350.0 million in aggregate principal amount of 6.625% Senior Notes due 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. In connection with the April Notes Offering, the Company and its subsidiary guarantors entered into a registration rights agreement, dated as of April 21, 2015, pursuant to which the Company agreed to file a registration statement with respect to an offer to exchange the April Notes for a new issue of substantially identical debt securities registered under the Securities Act. The Company may be required to file a shelf registration statement to cover resales of the April Notes under certain circumstances.
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

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	June 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$524,240	$1,247	$1	$—	$525,488
Restricted cash	75,005	—	—	—	75,005
Accounts receivable - oil and gas	86,558	63	—	—	86,621
Accounts receivable - related parties	90	—	—	—	90
Accounts receivable - intercompany	48,401	55	—	(48,456)	—
Prepaid expenses and other current assets	15,168	—	—	—	15,168
Short-term derivative instruments	77,350	—	—	—	77,350
Total current assets	826,812	1,365	1	(48,456)	779,722
Property and equipment:
Oil and natural gas properties, full-cost accounting	4,760,793	38,771	—	(729)	4,798,835
Other property and equipment	22,887	43	—	—	22,930
Accumulated depletion, depreciation, amortization and impairment	(1,211,281)	(27)	—	—	(1,211,308)
Property and equipment, net	3,572,399	38,787	—	(729)	3,610,457
Other assets:
Equity investments and investments in subsidiaries	353,243	—	164,112	(154,964)	362,391
Derivative instruments	25,871	—	—	—	25,871
Other assets	25,418	—	—	—	25,418
Total other assets	404,532	—	164,112	(154,964)	413,680
Total assets	$4,803,743	$40,152	$164,113	$(204,149)	$4,803,859

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$318,609	$116	$—	$—	$318,725
Accounts payable - intercompany	—	48,326	130	(48,456)	—
Asset retirement obligation - current	75	—	—	—	75
Short-term derivative instruments	937	—	—	—	937
Deferred tax liability - current	26,508	—	—	—	26,508
Current maturities of long-term debt	1,738	—	—	—	1,738
Total current liabilities	347,867	48,442	130	(48,456)	347,983
Long-term derivative instrument	2,753	—	—	—	2,753
Asset retirement obligation - long-term	21,202	—	—	—	21,202
Deferred tax liability	201,022	—	—	—	201,022
Long-term debt, net of current maturities	963,593	—	—	—	963,593
Total liabilities	1,536,437	48,442	130	(48,456)	1,536,553

Stockholders' equity:
Common stock	1,081	—	—	—	1,081
Paid-in capital	2,816,930	322	235,347	(235,669)	2,816,930
Accumulated other comprehensive income (loss)	(38,412)	—	(38,412)	38,412	(38,412)
Retained earnings (accumulated deficit)	487,707	(8,612)	(32,952)	41,564	487,707
Total stockholders' equity	3,267,306	(8,290)	163,983	(155,693)	3,267,306
Total liabilities and stockholders' equity	$4,803,743	$40,152	$164,113	$(204,149)	$4,803,859

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$141,535	$804	$1	$—	$142,340
Accounts receivable - oil and gas	103,762	96	—	—	103,858
Accounts receivable - related parties	46	—	—	—	46
Accounts receivable - intercompany	45,222	27	—	(45,249)	—
Prepaid expenses and other current assets	3,714	—	—	—	3,714
Short-term derivative instruments	78,391	—	—	—	78,391
Total current assets	372,670	927	1	(45,249)	328,349

Property and equipment:
Oil and natural gas properties, full-cost accounting,	3,887,874	35,990	—	(710)	3,923,154
Other property and equipment	18,301	43	—	—	18,344
Accumulated depletion, depreciation, amortization and impairment	(1,050,855)	(24)	—	—	(1,050,879)
Property and equipment, net	2,855,320	36,009	—	(710)	2,890,619
Other assets:
Equity investments and investments in subsidiaries	360,238	—	180,217	(170,874)	369,581
Derivative instruments	24,448	—	—	—	24,448
Other assets	19,396	—	—	—	19,396
Total other assets	404,082	—	180,217	(170,874)	413,425
Total assets	$3,632,072	$36,936	$180,218	$(216,833)	$3,632,393

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$371,089	$321	$—	$—	$371,410
Accounts payable - intercompany	—	45,143	106	(45,249)	—
Asset retirement obligation - current	75	—	—	—	75
Deferred tax liability	27,070	—	—	—	27,070
Current maturities of long-term debt	168	—	—	—	168
Total current liabilities	398,402	45,464	106	(45,249)	398,723

Asset retirement obligation - long-term	17,863	—	—	—	17,863
Deferred tax liability	203,195	—	—	—	203,195
Long-term debt, net of current maturities	716,316	—	—	—	716,316
Total liabilities	1,335,776	45,464	106	(45,249)	1,336,097

Stockholders' equity:
Common stock	856	—	—	—	856
Paid-in capital	1,828,602	322	227,079	(227,401)	1,828,602
Accumulated other comprehensive income (loss)	(26,675)	—	(26,675)	26,675	(26,675)
Retained earnings (accumulated deficit)	493,513	(8,850)	(20,292)	29,142	493,513
Total stockholders' equity	2,296,296	(8,528)	180,112	(171,584)	2,296,296
Total liabilities and stockholders' equity	$3,632,072	$36,936	$180,218	$(216,833)	$3,632,393

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended June 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$112,027	$243	$—	$—	$112,270

Costs and expenses:
Lease operating expenses	16,685	178	—	—	16,863
Production taxes	3,260	25	—	—	3,285
Midstream gathering and processing	32,892	12	—	—	32,904
Depreciation, depletion, and amortization	71,154	1	—	—	71,155
General and administrative	9,488	5	22	—	9,515
Accretion expense	192	—	—	—	192
	133,671	221	22	—	133,914

(LOSS) INCOME FROM OPERATIONS	(21,644)	22	(22)	—	(21,644)

OTHER (INCOME) EXPENSE:
Interest expense	12,023	—	—	—	12,023
Interest income	(248)	—	—	—	(248)
Loss (income) from equity method investments and investments in subsidiaries	15,120	—	8,494	(8,494)	15,120
	26,895	—	8,494	(8,494)	26,895

(LOSS) INCOME BEFORE INCOME TAXES	(48,539)	22	(8,516)	8,494	(48,539)
INCOME TAX BENEFIT	(17,214)	—	—	—	(17,214)

NET (LOSS) INCOME	$(31,325)	$22	$(8,516)	$8,494	$(31,325)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended June 30, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$114,014	$722	$—	$—	$114,736

Costs and expenses:
Lease operating expenses	12,457	223	—	—	12,680
Production taxes	6,529	72	—	—	6,601
Midstream gathering and processing	10,758	22	—	—	10,780
Depreciation, depletion, and amortization	55,993	1	—	—	55,994
General and administrative	10,346	35	1	—	10,382
Accretion expense	189	—	—	—	189
	96,272	353	1	—	96,626

INCOME (LOSS) FROM OPERATIONS	17,742	369	(1)	—	18,110

OTHER (INCOME) EXPENSE:
Interest expense	2,402	—	—	—	2,402
Interest income	(36)	—	—	—	(36)
Litigation settlement	6,000	—	—	—	6,000
(Income) loss from equity method investments and investments in subsidiaries	(69,937)	—	2,228	(1,860)	(69,569)
	(61,571)	—	2,228	(1,860)	(61,203)

INCOME (LOSS) BEFORE INCOME TAXES	79,313	369	(2,229)	1,860	79,313
INCOME TAX EXPENSE	31,461	—	—	—	31,461

NET INCOME (LOSS)	$47,852	$369	$(2,229)	$1,860	$47,852

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Six months ended June 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$287,859	$728	$—	$—	$288,587

Costs and expenses:
Lease operating expenses	33,472	371	—	—	33,843
Production taxes	7,513	57	—	—	7,570
Midstream gathering and processing	58,266	19	—	—	58,285
Depreciation, depletion, and amortization	161,062	2	—	—	161,064
General and administrative	20,249	41	24	—	20,314
Accretion expense	382	—	—	—	382
	280,944	490	24	—	281,458

INCOME (LOSS) FROM OPERATIONS	6,915	238	(24)	—	7,129

OTHER (INCOME) EXPENSE:
Interest expense	20,782	—	—	—	20,782
Interest income	(257)	—	—	—	(257)
(Income) loss from equity method investments and investments in subsidiaries	(5,069)	—	12,636	(12,422)	(4,855)
	15,456	—	12,636	(12,422)	15,670

(LOSS) INCOME BEFORE INCOME TAXES	(8,541)	238	(12,660)	12,422	(8,541)
INCOME TAX BENEFIT	(2,735)	—	—	—	(2,735)

NET (LOSS) INCOME	$(5,806)	$238	$(12,660)	$12,422	$(5,806)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Six months ended June 30, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$231,864	$901	$—	$—	$232,765

Costs and expenses:
Lease operating expenses	23,838	471	—	—	24,309
Production taxes	13,466	92	—	—	13,558
Midstream gathering and processing	18,515	34	—	—	18,549
Depreciation, depletion, and amortization	112,870	1	—	—	112,871
General and administrative	19,834	62	(3)	—	19,893
Accretion expense	377	—	—	—	377
Gain on sale of assets	(11)	—	—	—	(11)
	188,889	660	(3)	—	189,546

INCOME FROM OPERATIONS	42,975	241	3	—	43,219

OTHER (INCOME) EXPENSE:
Interest expense	6,287	—	—	—	6,287
Interest income	(142)	—	—	—	(142)
Litigation settlement	24,000	—	—	—	24,000
(Income) loss from equity method investments and investments in subsidiaries	(198,288)	—	4,229	(3,985)	(198,044)
	(168,143)	—	4,229	(3,985)	(167,899)

INCOME (LOSS) BEFORE INCOME TAXES	211,118	241	(4,226)	3,985	211,118
INCOME TAX EXPENSE	80,708	—	—	—	80,708

NET INCOME (LOSS)	$130,410	$241	$(4,226)	$3,985	$130,410

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in thousands)

	Three months ended June 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net (loss) income	$(31,325)	$22	$(8,516)	$8,494	$(31,325)
Foreign currency translation adjustment	3,247	—	3,247	(3,247)	3,247
Other comprehensive income (loss)	3,247	—	3,247	(3,247)	3,247
Comprehensive (loss) income	$(28,078)	$22	$(5,269)	$5,247	$(28,078)

	Three months ended June 30, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$47,852	$369	$(2,229)	$1,860	$47,852
Foreign currency translation adjustment	6,816	—	6,816	(6,816)	6,816
Other comprehensive income (loss)	6,816	—	6,816	(6,816)	6,816
Comprehensive income (loss)	$54,668	$369	$4,587	$(4,956)	$54,668

	Six months ended June 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net (loss) income	$(5,806)	$238	$(12,660)	$12,422	$(5,806)
Foreign currency translation adjustment	(11,737)	—	(11,737)	11,737	(11,737)
Other comprehensive (loss) income	(11,737)	—	(11,737)	11,737	(11,737)
Comprehensive (loss) income	$(17,543)	$238	$(24,397)	$24,159	$(17,543)

	Six months ended June 30, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$130,410	$241	$(4,226)	$3,985	$130,410
Foreign currency translation adjustment	(462)	—	(462)	462	(462)
Other comprehensive (loss) income	(462)	—	(462)	462	(462)
Comprehensive income (loss)	$129,948	$241	$(4,688)	$4,447	$129,948

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six months ended June 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$135,485	$3,389	$(1)	$1	$138,874

Net cash (used in) provided by investing activities	(976,820)	(2,946)	(8,267)	8,267	(979,766)

Net cash provided by (used in) financing activities	1,224,040	—	8,268	(8,268)	1,224,040

Net increase in cash and cash equivalents	382,705	443	—	—	383,148

Cash and cash equivalents at beginning of period	141,535	804	1	—	142,340

Cash and cash equivalents at end of period	$524,240	$1,247	$1	$—	$525,488

	Six months ended June 30, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$203,057	$(1,546)	$(2)	$—	$201,509

Net cash provided by (used in) investing activities	(621,155)	(3,608)	(16,569)	16,572	(624,760)

Net cash provided by (used in) financing activities	39,588	—	16,572	(16,572)	39,588

Net increase (decrease) in cash and cash equivalents	(378,510)	(5,154)	1	—	(383,663)

Cash and cash equivalents at beginning of period	451,431	7,525	—	—	458,956

Cash and cash equivalents at end of period	$72,921	$2,371	$1	$—	$75,293

14.	RECENT ACCOUNTING PRONOUNCEMENTS
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years, using either a full or a modified retrospective application approach. In July 2015, the FASB decided to defer the effective date by one year (until 2018). The Company is in the process of evaluating the impact on its consolidated financial statements.
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
Disclosure Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated future net revenues from oil and natural gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by us; competitive actions by other oil and natural gas companies; our ability to identify, complete and integrate acquisitions of properties and businesses; changes in laws or regulations; adverse weather conditions and natural disasters such as hurricanes and other factors, including those listed in the “Risk Factors” section of our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or any other filings we make with the SEC, many of which are beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and we cannot assure you that the actual results or developments anticipated by us will be realized or, even if realized, that they will have the expected consequences to or effects on us, our business or operations. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

Overview
We are an independent oil and natural gas exploration and production company focused on the exploration, exploitation, acquisition and production of crude oil, natural gas liquids and natural gas in the United States. Our corporate strategy is to internally identify prospects, acquire lands encompassing those prospects and evaluate those prospects using subsurface geology and geophysical data and exploratory drilling. Using this strategy, we have developed an oil and natural gas portfolio of proved reserves, as well as development and exploratory drilling opportunities on high potential conventional and unconventional oil and natural gas prospects. Our principal properties are located in the Utica Shale in Eastern Ohio and along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields. In addition, we have producing properties in the Niobrara Formation of Northwestern Colorado and the Bakken Formation. We also hold a significant acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, or Grizzly, and interests in entities that operate in Southeast Asia, including the Phu Horm gas field in Thailand. Until November 2014, we held an equity interest in Diamondback Energy, Inc., or Diamondback, a NASDAQ Global Select Market listed company to which we contributed our Permian Basin oil and natural gas interests in October 2012 immediately prior to Diamondback's initial public offering, or the Diamondback IPO. At June 30, 2015, we did not own any shares of Diamondback. We seek to achieve reserve growth and increase our cash flow through our annual drilling programs.
2015 Operational Highlights

•	Net production increased 196% to 43,128 net million cubic feet of natural gas equivalent, or MMcfe, for the three months ended June 30, 2015 from 14,592 MMcfe for the three months ended June 30, 2014.

•
During the three months ended June 30, 2015, we spud nine gross (6.7 net) wells, participated in an additional three gross (1.1 net) wells that were drilled by other operators on our Utica Shale acreage and recompleted 13 gross and net wells. Of our nine new wells spud at June 30, 2015, six were in various stages of completion and three were being drilled. In addition, we turned-to-sales 19 gross (14.5 net) wells during the three months ended June 30, 2015.

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

•
On April 21, 2015, we issued 10,925,000 shares of our common stock in an underwritten public offering (which included 1,425,000 shares sold pursuant to an option to purchase additional shares of our common stock granted to and exercised by the underwriters in full). The net proceeds from the equity offering (including the net proceeds from the sale of the shares of common stock to the underwriters under their option to purchase additional shares) were approximately $501.9 million. We used a portion of these net proceeds, together with a portion of the net proceeds from our concurrent senior notes offering described below, to repay all borrowings outstanding at that time under our senior secured revolving credit facility and intend to use the remaining net proceeds from these offerings to fund the pending acquisition of Paloma and for general corporate purposes, including the funding of a portion of our 2015 capital development plans.

•	On April 21 2015, we issued $350.0 million in aggregate principal amount of our 6.625% senior unsecured notes due 2023, resulting in net proceeds to us of $343.6 million.

•
On June 12, 2015, we issued 11,500,000 shares of our common stock in an underwritten public offering (which included 1,500,000 shares sold pursuant to an option to purchase additional shares of our common stock granted to and exercised by the underwriters in full). The net proceeds from the equity offering (including the net proceeds from the sale of the shares of common stock to the underwriters under their option to purchase additional shares) were approximately $479.8 million. We used a portion of these net proceeds to fund the acquisition of certain acreage and other assets in the Utica Shale in Ohio from American Energy - Utica, LLC, or AEU, described below and intend to use the remaining funds for general corporate purposes, including the funding of a portion of our 2015 capital development plans.

•
As of June 8, 2015, we completed the acquisition of 6,198 gross and net acres located in Belmont and Jefferson Counties, Ohio from AEU for a purchase price of approximately $68.2 million, subject to adjustment, in a transaction we refer to as the Belmont/Jefferson acquisition. This acreage is located near or adjacent to the acreage included in our pending acquisition of Paloma. This newly acquired Belmont and Jefferson County acreage is undeveloped.

•
On June 12, 2015, we completed the acquisition of 38,965 gross (27,228 net) acres located in Monroe County, Ohio, which we refer to as the Monroe County Acreage, 14.6 MMcf per day of average net production (estimated for April 2015), 18 gross (11.3 net) drilled but uncompleted wells, an 11 mile gas gathering system and a four well pad location from AEU for a total purchase price of approximately $319.0 million, which we refer to as the Monroe Acquisition. We used a portion of the net proceeds from our June 2015 equity offering described above to fund the Monroe Acquisition. The Monroe County Acreage has a net revenue interest of approximately 84% and is approximately 85% held by production by a ten well per year drilling commitment. On June 29, 2015, we acquired an additional 4,950 gross (1,900 net) acres in Monroe County for an additional approximately $18.2 million from AEU, which we refer to as the Additional Monroe County Acreage Acquisition.

•
We continue to see improvement in our service costs and expect that our operational efficiencies, combined with our service costs reductions, will lower our overall well costs by approximately 15% during 2015 as compared to peak 2014 pricing.

2015 Production and Drilling Activity
During the three months ended June 30, 2015, our total net production was 727,082 barrels of oil, 33,119,727 thousand cubic feet, or Mcf, of natural gas, and 39,521,093 gallons of natural gas liquids, or NGLs, for a total of 43,128 MMcfe, as compared to 709,484 barrels of oil, 8,972,137 Mcf of natural gas and 9,538,843 gallons of NGLs, or 14,592 MMcfe, for the three months ended June 30, 2014. Our total net production averaged approximately 473.9 MMcfe per day during the three months ended June 30, 2015 as compared to 160.3 MMcfe per day during the same period in 2014. The 196% increase in production is largely the result of the development of our Utica Shale acreage.
Utica Shale. As of August 1, 2015, we had acquired leasehold interests in approximately 224,000 gross (219,000 net) acres in the Utica Shale, excluding the acreage associated with our pending acquisition of Paloma. From January 1, 2015 through August 1, 2015, we spud 25 gross (19.4 net) wells, of which 21 were in various stages of completion and four were still being drilled at August 1, 2015. In addition, nine gross (3.0 net) wells were drilled by other operators on our Utica Shale acreage during the six months ended June 30, 2015.
As of August 1, 2015, we had four rigs under contract on our Utica Shale acreage. We currently intend to spud 50 to 56 gross (32 to 36 net) wells on our Utica Shale acreage in 2015.
Aggregate net production from our Utica Shale acreage during the three months ended June 30, 2015 was approximately 41,638 MMcfe, or 457.6 MMcfe per day, 80% of which was from natural gas and 20% of which was from oil and NGLs.

During July 2015, our average daily net production from the Utica Shale was approximately 551.0 MMcfe, 84% of which was from natural gas and 16% of which was from oil and NGLs. The increase in July 2015 production was a result of our drilling activity on our Utica Shale acreage.
WCBB. From January 1, 2015 through August 1, 2015, we recompleted 19 wells and spud no new wells.
Aggregate net production from the WCBB field during the three months ended June 30, 2015 was approximately 1,004 MMcfe, or an average of 11.0 MMcfe per day, 100% of which was from oil. During July 2015, our average net daily production at WCBB was approximately 15.6 MMcfe, 100% of which was from oil. The increase in July 2015 production was a result of our 2015 recompletion activity in our WCBB field.
East Hackberry Field. From January 1, 2015 through August 1, 2015, we recompleted 30 wells and spud no new wells.
Aggregate net production from the East Hackberry field during the three months ended June 30, 2015 was approximately 379 MMcfe, or an average of 4.2 MMcfe per day, 96% of which was from oil and 4% of which was from natural gas. During July 2015, our average net daily production at East Hackberry was approximately 6.4 MMcfe, 95% of which was from oil and 5% of which was from natural gas. The increase in July 2015 production is primarily the result of our 2015 recompletion activity.
West Hackberry Field. From January 1, 2015 through August 1, 2015, we did not spud any wells in our West Hackberry field.
Aggregate net production from the West Hackberry field was approximately 31 MMcfe, or an average of 345.3 Mcfe per day, 100% of which was from oil. During July 2015, our average net daily production at West Hackberry was approximately 188.9 Mcfe, 100% of which was from oil.
Niobrara Formation. Effective as of April 1, 2010, we acquired leasehold interests in the Niobrara Formation in Northwestern Colorado and, as of June 30, 2015, we held leases for approximately 5,700 net acres. From January 1, 2015 through August 1, 2015, there were no wells spud on our Niobrara Formation acreage. Aggregate net production from our Niobrara Formation acreage during the three months ended June 30, 2015 was approximately 28 MMcfe, or an average of 313.0 Mcfe per day, 100% of which was from oil. During July 2015, our average net daily production from our Niobrara Formation acreage was approximately 322.6 Mcfe, 100% of which was from oil. During 2015, we currently do not anticipate drilling any wells in the Niobrara Formation.
Bakken. As of June 30, 2015, we held approximately 864 net acres in the Bakken Formation of Western North Dakota and Eastern Montana with interests in 18 wells and overriding royalty interests in certain existing and future wells. Aggregate net production from this acreage during the three months ended June 30, 2015 was approximately 45 MMcfe, or an average of 497.3 Mcfe per day, of which 85% was from oil, 12% was from natural gas and 3% was from NGLs. During July 2015, our average daily net production from our Bakken Formation acreage was approximately 411.0 Mcfe, of which 85% was from oil and 15% was from natural gas.
2015 Updates Regarding Our Equity Investments
Grizzly Oil Sands. We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. As of March 31, 2015, Grizzly had approximately 830,000 net acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. Grizzly has three oil sands projects in various stages of development. Grizzly commenced commercial production from its Algar Lake Phase 1 steam-assisted gravity drainage, or SAGD, oil sand project during the second quarter of 2014 and has received regulatory approval for up to 11,300 barrels per day of bitumen production. Grizzly produced approximately 900 barrels of bitumen per day at its Algar Lake SAGD project during the first quarter of 2015. In April 2015, Grizzly determined to cease bitumen production at its Algar Lake facility due to the level of commodity prices. Grizzly intends to monitor market conditions as it assesses future plans for the facility. Although we determined that no impairment of our investment in Grizzly was needed at June 30, 2015, an impairment of such investment may result in the future if commodity prices continue to decline. In the first quarter of 2012, Grizzly acquired the May River property comprising approximately 47,000 acres. An initial 12,000 barrel per day development application was filed with the regulatory authorities in the fourth quarter of 2013, covering the eastern portion of the May River lease. The development application continues to move through the regulatory process and is expected to be approved by mid-2015. In the first quarter of 2014, a 2-D seismic program covering approximately 83 kilometers was completed to more fully define the resource over the remaining lease beyond the development application area. At the Thickwood thermal project, a development application for a 12,000 barrel per day oil sands project was filed in the fourth quarter of 2012. Since then, the Alberta Energy Regulator, or AER, announced it is implementing a policy for future regulatory requirements for reservoir containment in shallow SAGD areas, which impacts the Thickwood application. Additional work to advance the Thickwood application will be required and is expected to be addressed once the May River development approval is received. Grizzly has also developed delineation drilling, seismic and regulatory work plans at its Cadotte, Peace River property. Grizzly has pursued a rail marketing strategy to ensure consistent and flexible access to premium markets for its production, including its Windell truck to rail terminal located near Conklin, Alberta, which commenced transloading blended bitumen production from Algar Lake on to rail cars for delivery to the US Gulf Coast markets in the second quarter of 2014.
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
Other Investments. In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. In 2013, we participated in the formation of Stingray Energy Services LLC, or Stingray Energy, with an initial ownership interest of 50%. Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. In 2012, we participated in the formation of Stingray Pressure Pumping LLC, or Stingray Pressure, Stingray Cementing LLC, or Stingray Cementing, and Stingray Logistics LLC, or Stingray Logistics, with an initial ownership interest in each entity of 50%. These entities provide well completion and other well services. In 2012, we also participated in the formation of Blackhawk Midstream LLC, or Blackhawk, and Timber Wolf Terminals LLC, or Timber Wolf, with an initial ownership interest of 50% in each entity. Blackhawk coordinates gathering, compression, processing and marketing activities in connection with the development of our Utica Shale acreage and Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. Also in 2012, we acquired a 22.5% equity interest in Windsor Midstream LLC, or Midstream, which owned a 28.4% equity interest in Coronado Midstream LLC, or Coronado, an entity that owns gas processing facilities in West Texas. Midstream sold its interest in Coronado in March 2015. In 2011 and 2012, we acquired an aggregate 40% equity interest in Bison Drilling and Field Services LLC, or Bison, which owns and operates drilling rigs and related equipment. Also in 2011, we acquired a 25% interest in Muskie Proppant LLC, or Muskie, which is engaged in the processing and sale of hydraulic fracturing grade sand. We are currently evaluating strategic alternatives with respect to some of these oil field service entities. In 2014, we acquired a 25% equity interest in Sturgeon Acquisitions LLC, or Sturgeon. Sturgeon owns and operates sand mines that produce hydraulic fracturing grade sand. In the fourth quarter of 2014, we contributed our investments in Stingray Pressure, Stingray Logistics, Bison and Muskie to Mammoth Energy Partners LP, or Mammoth, in exchange for a 30.5% limited partner interest in this newly formed limited partnership. Mammoth has filed a registration statement on Form S-1 with the SEC in connection with a contemplated initial public offering which it intends to pursue in 2015 or 2016 subject to market conditions. See Note 3 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments.
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
Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled approximately $1.8 billion at June 30, 2015 and approximately $1.5 billion at December 31, 2014. These costs are reviewed quarterly by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.
Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months of the applicable year beginning with 2009, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. For instance, as a result of the drop in commodity prices on December 31, 2008 and subsequent reduction in our proved reserves, we recognized a ceiling test impairment of $272.7 million for the year ended December 31, 2008. If prices of oil, natural gas and natural gas liquids continue to decline and are not adequately offset by reserve additions from our drilling activities, we may be required to further write down the value of our oil and gas properties, which could negatively affect our results of operations. No ceiling test impairment was required for the quarter ended June 30, 2015.

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
Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management's opinion, it is more likely than not that some portion will not be realized. At June 30, 2015, a valuation allowance of $3.1 million had been provided for state net operating loss and federal foreign tax credit deferred tax assets based on the uncertainty these assets may be realized.
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
Investments—Equity Method. Investments in entities greater than 20% and less than 50% and/or investments in which we have significant influence are accounted for under the equity method. Under the equity method, our share of investees’ earnings or loss is recognized in the statement of operations. In accordance with FASB ASC 825, "Financial Instruments," we had elected the fair value option of accounting for our equity method investment in Diamondback's stock. At the end of each reporting period, the quoted closing market price of Diamondback's stock is multiplied by the total shares owned by us and the resulting gain or loss is recognized in income from equity method investments in the consolidated statements of operations. As of June 30, 2015, the Company did not own any shares of Diamondback's common stock.
We review our investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, we recognize an impairment provision. There was no impairment of equity method investments at June 30, 2015.

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
The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but re-designation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. We recognize any change in fair value resulting from ineffectiveness immediately in earnings. There were no hedges designated as cash flow hedges during the three months ended June 30, 2015.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2015 and 2014
We reported a net loss of $31.3 million for the three months ended June 30, 2015 as compared to net income of $47.9 million for the three months ended June 30, 2014. This 165% decrease in period-to-period net income was due primarily to a 67% decrease in realized Mcfe prices to $2.60 from $7.85, a $4.2 million increase in lease operating expenses, a $9.6 million increase in interest expense and a $22.1 million increase in midstream gathering and processing expenses, partially offset by a 196% increase in net production to 43,128 MMcfe from 14,592 MMcfe and a $48.7 million decrease in income tax expense for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. In addition, our net income for the three months ended June 30, 2014 included a $72.9 million gain from our former equity method investment in Diamondback.
Oil and Gas Revenues. For the three months ended June 30, 2015, we reported oil and natural gas revenues of $112.3 million as compared to oil and natural gas revenues of $114.5 million during the same period in 2014. This $2.2 million, or 2%, decrease in revenues was primarily attributable to a 67% decrease in realized Mcfe prices to $2.60 from $7.85 due to a shift in our production mix toward natural gas and NGLs and the decline in commodity prices, partially offset by a 196% increase in net production to 43,128 MMcfe from 14,592 MMcfe for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
The following table summarizes our oil and natural gas production and related pricing for the three months ended June 30, 2015, as compared to such data for the three months ended June 30, 2014:

	Three months ended June 30,
	2015	2014
Oil production volumes (MBbls)	727	709
Gas production volumes (MMcf)	33,120	8,972
Natural gas liquids production volumes (MGal)	39,521	9,539
Gas equivalents (MMcfe)	43,128	14,592
Average oil price (per Bbl)	$47.40	$95.95
Average gas price (per Mcf)	$1.99	$3.96
Average natural gas liquids (per Gal)	$0.30	$1.14
Gas equivalents (per Mcfe)	$2.60	$7.85

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $16.9 million for the three months ended June 30, 2015 from $12.7 million for the three months ended June 30, 2014. This increase was mainly the result of an increase in expenses related to contract labor, contract pumpers and field supervision, ad valorem taxes, location repairs, field telemetry and repairs and maintenance due to our increased production in the Utica Shale.
Production Taxes. Production taxes decreased $3.3 million to $3.3 million for the three months ended June 30, 2015 from $6.6 million for the three months ended June 30, 2014. This decrease was related to changes in our product mix and production location as well as a decrease in realized prices.
Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased by $22.1 million to $32.9 million for the three months ended June 30, 2015 from $10.8 million for the same period in 2014. This increase was primarily attributable to midstream expenses related to our increased production volumes in the Utica Shale resulting from our 2013 and 2014 drilling activities.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $71.2 million for the three months ended June 30, 2015, and consisted of $70.6 million in depletion of oil and natural gas properties and $0.6 million in depreciation of other property and equipment, as compared to total DD&A expense of $56.0 million for the three months ended June 30, 2014. This increase was due to an increase in our full cost pool as a result of our capital activities as well as an increase in our production, partially offset by an increase in our total proved reserves volume used to calculate our total DD&A expense.
General and Administrative Expenses. Net general and administrative expenses decreased to $9.5 million for the three months ended June 30, 2015 from $10.4 million for the three months ended June 30, 2014. This $0.9 million decrease was due to a decrease in franchise taxes, corporate fees and consulting expense, partially offset by an increase in salaries and benefits resulting from an increased number of employees, increases in legal fees, travel expense and bank fees.
Accretion Expense. Accretion expense remained relatively flat at $0.2 million for the three months ended June 30, 2015 and 2014.
Interest Expense. Interest expense increased to $12.0 million for the three months ended June 30, 2015 from $2.4 million for the three months ended June 30, 2014 due primarily to the issuance of $300.0 million in additional 7.75% Senior Notes due 2020, the issuance of $350.0 million of 6.625% Senior Notes due 2023 and increased borrowings under our revolving credit facility. On August 18, 2014, we issued $300.0 million aggregate principal amount of our 7.75% Senior Notes due 2020 and on April 21, 2015, we issued $350.0 million aggregate principal amount of our 6.625% senior unsecured notes due 2023. Total weighted debt outstanding under our revolving credit facility was $51.9 million for the three months ended June 30, 2015 as compared to $14.5 million outstanding under such facility for the same period in 2014. As of June 30, 2015, no borrowings were outstanding under this credit facility as compared to borrowings of $40.0 million outstanding as of June 30, 2014. Additionally, we capitalized approximately $4.7 million and $3.9 million in interest expense to undeveloped oil and natural gas properties during the three months ended June 30, 2015 and June 30, 2014, respectively. This increase in capitalized interest in the 2015 period was the result of an increase in our undeveloped oil and natural gas properties.

Income Taxes. As of June 30, 2015, we had a federal net operating loss carry forward from the year ended December 31, 2014 of approximately $3.1 million, in addition to numerous temporary differences, which gave rise to a net deferred tax liability. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management's opinion, it is more likely than not that some portion will not be realized. At June 30, 2015, a valuation allowance of $3.1 million had been provided for certain state net operating losses and federal foreign tax credit deferred tax assets based on the uncertainty these assets may be realized. We recognized an income tax benefit of $17.2 million for the three months ended June 30, 2015.
Comparison of the Six Months Ended June 30, 2015 and 2014
We reported a net loss of $5.8 million for the six months ended June 30, 2015 as compared to net income of $130.4 million for the six months ended June 30, 2014. This 104% decrease in period-to-period net income was due primarily to a 55% decrease in realized Mcfe prices to $3.55 from $7.95, a $9.5 million increase in lease operating expenses, a $39.8 million increase in midstream processing and marketing expenses and a $14.5 million increase in interest expense, partially offset by a 178% increase in net production to 81,326 MMcfe from 29,219 MMcfe for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The six months ended June 30, 2014 also included $84.8 million of income recognized from our equity method investment in Blackhawk and $121.7 million of income recognized from our former equity method investment in Diamondback.
Oil and Gas Revenues. For the six months ended June 30, 2015, we reported oil and natural gas revenues of $288.4 million as compared to oil and natural gas revenues of $232.4 million during the same period in 2014. This $56.0 million, or 24%, increase in revenues was primarily attributable to a 178% increase in net production to 81,326 MMcfe from 29,219 MMcfe, partially offset by a 55% decrease in realized Mcfe prices to $3.55 from $7.95 due to a shift in our production mix toward natural gas and NGLs and the decline in commodity prices.
The following table summarizes our oil and natural gas production and related pricing for the six months ended June 30, 2015, as compared to such data for the six months ended June 30, 2014:

	Six months ended June 30,
	2015	2014
Oil production volumes (MBbls)	1,493	1,436
Gas production volumes (MMcf)	59,085	16,634
Natural gas liquids production volumes (MGal)	92,999	27,774
Gas equivalents (MMcfe)	81,326	29,219
Average oil price (per Bbl)	$46.87	$98.49
Average gas price (per Mcf)	$3.12	$3.24
Average natural gas liquids (per Gal)	$0.37	$1.33
Gas equivalents (per Mcfe)	$3.55	$7.95

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $33.8 million for the six months ended June 30, 2015 from $24.3 million for the six months ended June 30, 2014. This increase was mainly the result of an increase in expenses related to contract pumpers, contract labor and field supervision, insurance, environmental services, location repairs, rentals, repair and maintenance, ad valorem taxes and salt water disposal due to our increased production in the Utica Shale.
Production Taxes. Production taxes decreased $6.0 million to $7.6 million for the six months ended June 30, 2015 from $13.6 million for the same period in 2014. This decrease was primarily related to changes in our product mix and production location as well as a decrease in realized prices.
Midstream Processing and Marketing Expenses. Midstream processing and marketing expenses increased by $39.8 million to $58.3 million for the six months ended June 30, 2015 from $18.5 million for the same period in 2014. This increase was primarily attributable to midstream expenses related to our increased production volumes in the Utica Shale resulting from our 2013 and 2014 drilling activities.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $161.1 million for the six months ended June 30, 2015, and consisted of $159.9 million in depletion of oil and natural gas properties and $1.2 million in depreciation of other property and equipment, as compared to total DD&A expense of $112.9 million for the six months ended June 30, 2014. This increase was due to an increase in our full cost pool as a result of our capital activities as well as an increase in our production, partially offset by an increase in our total proved reserves volume used to calculate our total DD&A expense.
General and Administrative Expenses. Net general and administrative expenses increased to $20.3 million for the six months ended June 30, 2015 from $19.9 million for the six months ended June 30, 2014. This $0.4 million increase was due to an increase in salaries and benefits resulting from an increased number of employees, increases in legal expense, travel expense and bank fees, partially offset by a decrease in stock compensation expense, corporate fees, consulting expense and franchise taxes and an increase in general and administrative costs related to exploration and development activity capitalized to the full cost pool.
Accretion Expense. Accretion expense remained relatively flat at $0.4 million for the six months ended June 30, 2015 and 2014.
Interest Expense. Interest expense increased to $20.8 million for the six months ended June 30, 2015 from $6.3 million for the six months ended June 30, 2014 due primarily to the issuance of $300.0 million in additional 7.75% Senior Notes due 2020, issuance of $350.0 million of 6.625% Senior Notes due 2023 and increased borrowings under our revolving credit facility. On August 18, 2014, we issued $300.0 million aggregate principal amount of our 7.75% Senior Notes due 2020 and on April 21, 2015, we issued $350.0 million aggregate principal amount of our 6.625% senior unsecured notes due 2023. Total weighted debt outstanding under our revolving credit facility was $94.0 million for the six months ended June 30, 2015 as compared to $7.3 million for the same period in 2014. As of June 30, 2015, we had no debt outstanding under our revolving credit facility as compared to $40.0 million as of June 30, 2014. Additionally, we capitalized approximately $8.4 million and $6.2 million in interest expense to undeveloped oil and natural gas properties during the six months ended June 30, 2015 and June 30, 2014, respectively. This increase in capitalized interest during the 2015 period was the result of an increase in our undeveloped oil and natural gas properties.
Income Taxes. As of June 30, 2015, we had a federal net operating loss carry forward from the year ended December 31, 2014 of approximately $3.1 million, in addition to numerous temporary differences, which gave rise to a net deferred tax liability. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management's opinion, it is more likely than not that some portion will not be realized. At June 30, 2015, a valuation allowance of $3.1 million had been provided for state net operating loss and federal tax credit deferred tax assets based on the uncertainty these assets may be realized. We recognized an income tax benefit of $2.7 million for the six months ended June 30, 2015.
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
On June 12, 2015, we issued 11,500,000 shares of our common stock in an underwritten public offering (which included 1,500,000 shares sold pursuant to an option to purchase additional shares of our common stock granted to and exercised by the underwriters in full). The net proceeds from the equity offering (including the net proceeds from the sale of the shares of common stock to the underwriters under their option to purchase additional shares) were approximately $479.8 million. We used a portion of these net proceeds to fund the acquisition of certain acreage and other assets in the Utica Shale in Ohio from AEU and intend to use the remaining funds for general corporate purposes, including the funding of a portion of our 2015 capital development plans.
Net cash flow provided by operating activities was $138.9 million for the six months ended June 30, 2015 as compared to net cash flow provided by operating activities of $201.5 million for the same period in 2014. This decrease was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 178% increase in our net Mcfe production partially offset by a 55% decrease in net realized Mcfe prices, partially offset by an increase in our operating expenses. In addition, in January 2014, we recognized proceeds of $84.8 million from the sale of Blackhawk's equity interest in Ohio Gathering Company, LLC and Ohio Condensate Company, LLC and, in the first quarter of 2015, we received net proceeds of $7.2 million from the release of escrow from the Blackhawk sale.
Net cash used in investing activities for the six months ended June 30, 2015 was $979.8 million as compared to $624.8 million for the same period in 2014. During the six months ended June 30, 2015, we spent $898.6 million in additions to oil and natural gas properties, of which $72.3 million was spent on our 2015 drilling and recompletion programs, $344.4 million was spent on expenses attributable to the wells spud and recompleted during 2014, $404.8 million was spent on the acquisition from AEU, $6.6 million was spent on compressors and other facility enhancements, $3.0 million was spent on plugging costs, $37.0 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale with the remainder attributable mainly to capitalized general and administrative expenses. In addition, $8.3 million was invested in Grizzly during the six months ended June 30, 2015. We did not make any investments in our other equity investments during the six months ended June 30, 2015.
Net cash provided by financing activities for the six months ended June 30, 2015 was $1.2 billion as compared to net cash provided by financing activities of $39.6 million for the same period in 2014. The 2015 amount provided by financing activities is primarily attributable to the net proceeds of $343.6 million from the issuance of our 6.625% senior notes due 2023 and net proceeds of $981.9 million from our 2015 equity offerings, partially offset by net payments under our revolving credit facility.
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
On May 29, 2015, we entered into a fourth amendment to the amended and restated credit agreement. The fourth amendment increased the letter of credit sublimit from $125.0 million to $150.0 million. Additionally, we received consent from our lenders to incur certain new secured indebtedness, limited to $30.0 million, to finance the construction of our new Oklahoma City headquarters. The lenders also agreed to waive certain provisions of the amended and restated credit agreement that may prohibit the construction loan.
As of June 30, 2015, we had no balance outstanding under our revolving credit facility and total funds available for borrowing, after giving effect to an aggregate of $92.7 million of letters of credit, was $482.3 million. This facility is secured by substantially all of our assets. Our wholly-owned subsidiaries guarantee our obligations under our revolving credit facility.
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
Our revolving credit facility contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries' ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in our revolving credit facility. Our revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of net funded debt to EBITDAX (net income, excluding (i) any non-cash revenue or expense associated with swap contracts resulting from ASC 815 and (ii) any cash or non-cash revenue or expense attributable to minority investment plus without duplication and, in the case of expenses, to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) exploration costs deducted in determining net income under successful efforts accounting, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings (provided that expenses related to any unsuccessful dispositions will be limited to $3.0 million in the aggregate) for a twelve-month period may not be greater than 3.50 to 1.00 for the period December 31, 2014 through June 30, 2015 and 3.25 to 1.00 for the twelve-month period ending September 30, 2015 and periods thereafter; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with these financial covenants at June 30, 2015.
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
Capital Expenditures. Our recent capital commitments have been primarily for the execution of our drilling programs, for acquisitions (primarily in the Utica Shale), to fund Grizzly's delineation drilling program and preparation of the Algar Lake facility and for investments in entities that may provide services to facilitate the development of our acreage. Our strategy is to continue to (1) increase cash flow generated from our operations by undertaking new drilling, workover, sidetrack and recompletion projects to exploit our existing properties, subject to economic and industry conditions, (2) pursue acquisition and disposition opportunities and (3) pursue business integration opportunities.
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
From January 1, 2015 through August 1, 2015, we spud 25 gross (19.4 net) wells in the Utica Shale. We currently expect our 2015 capital expenditures to be $416.0 million to $446.0 million to spud 50 to 56 gross (32 to 36 net) wells on our Utica Shale acreage. In addition, we currently expect to spend $85.0 million to $95.0 million in 2015 to acquire additional acreage in the Utica Shale.
From January 1, 2015 through August 1, 2015, we recompleted 19 existing wells and spud no new wells at our WCBB field. In our Hackberry fields, from January 1, 2015 through August 1, 2015, we recompleted 30 existing wells and spud no new wells. We currently expect our 2015 capital expenditures to be $20.0 million to $25.0 million for maintenance capital expenditures and recompletions in Southern Louisiana.
From January 1, 2015 through August 1, 2015, no new wells were spud on our Niobrara Formation acreage. We do not currently anticipate any capital expenditures in the Niobrara Formation in 2015.
As of June 30, 2015, our net investment in Grizzly was approximately $164.1 million. We do not currently anticipate any material capital expenditures in 2015 related to Grizzly's activities.
We had no capital expenditures during the six months ended June 30, 2015 related to our interests in Thailand. We do not currently anticipate any additional capital expenditures in Thailand in 2015.
In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. See "-2015 Updates Regarding Our Equity Investments-Other Investments" and Note 3 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments. In the year ended December 31, 2014, we invested approximately $43.6 million in these entities. In the six months ended June 30, 2015, we did not make any additional investments in these entities, and we do not currently anticipate any capital expenditures related to these entities in 2015.
Our total capital expenditures for 2015 are currently estimated to be in the range of $561.0 million to $611.0 million. In addition, we currently expect to spend $85.0 million to $95.0 million in 2015 to acquire additional Utica Shale acreage. Our total capital expenditures spent during the six months ended June 30, 2015 were approximately $482.6 million, including leasehold acquisitions but excluding our AEU and Paloma acquisitions. Approximately 96% of our 2015 estimated capital expenditures are currently expected to be spent in the Utica Shale. This range is down from the $872.9 million spent in 2014, excluding Utica leasehold acquisitions and the Rhino acquisition, primarily due to current commodity prices and a desire to maintain a strong liquidity position. During 2015, we have continued to focus on operational efficiencies in an effort to reduce our overall well costs. Further, due in large part to the significant decline in commodity prices, we have been able to negotiate reductions in service costs with our vendors. We continue to see improvement in our service costs and expect that our operational efficiencies, combined with our service costs reductions, will lower our overall well costs by approximately 15% during 2015 as compared to peak 2014 pricing. We intend to continue to monitor pricing and cost developments and make adjustments to our future capital expenditure programs as warranted.
We believe that our cash flow from operations, cash on hand (including proceeds from our recent debt and equity offerings) and borrowings under our loan facilities will be sufficient to meet our normal recurring operating needs and capital requirements for the next twelve months. In the event we elect to further expand or accelerate our drilling program or pursue additional acquisitions, or Grizzly's oil sands projects require additional investments, we may be required to obtain additional funds which we would seek to do through traditional borrowings, offerings of debt or equity securities or other means, including the sale of assets. We regularly evaluate new acquisition opportunities. Needed capital may not be available to us on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to delay or curtail implementation of our business plan or not be able to complete acquisitions that may be favorable to us.

Commodity Price Risk
The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past six years, the West Texas Intermediate posted price for crude oil has ranged from a low of $34.03 per barrel in February 2009 to a high of $113.39 per barrel in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.82 per million British thermal units, or MMBtu, in April 2012 to a high of $7.51 per MMBtu in January 2010. On July 31, 2015, the West Texas Intermediate posted price for crude oil was $47.12 per barrel and the Henry Hub spot market price of natural gas was $2.72 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations. To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we have entered into certain fixed price swaps and basis swaps. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for information regarding our open fixed price swaps, swaptions and basis swaps at June 30, 2015.
Commitments
In connection with our acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller's (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until our abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we could access the trust for use in plugging and abandonment charges associated with the property, but have not yet done so. As of June 30, 2015, the plugging and abandonment trust totaled approximately $3.1 million. At June 30, 2015, we have plugged 463 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2015.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years, using either a full or a modified retrospective application approach. In July 2015, the FASB decided to defer the effective date by one year (until 2018). We are in the process of evaluating the impact on our consolidated financial statements.
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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past six years, the West Texas Intermediate posted price for crude oil has ranged from a low of $34.03 per barrel, or Bbl, in February 2009 to a high of $113.39 per Bbl in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.82 per MMBtu in April 2012 to a high of $7.51 per MMBtu in January 2010. On July 31, 2015, the West Texas Intermediate posted price for crude oil was $47.12 per barrel and the Henry Hub spot market price of natural gas was $2.72 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swaps, swaptions and basis swaps at June 30, 2015:

	Daily Volume (Bbls/day)	Weighted Average Price
Fixed Price Swaps:
July 2015 - June 2016	2,500	$62.38

	Daily Volume (MMBtu/day)	Weighted Average Price
Fixed Price Swaps and Swaptions:
July 2015 - August 2015	256,875	$3.87
September 2015	286,875	$3.82
October 2015	322,500	$3.79
November 2015 - December 2015	282,500	$3.91
January 2016 - March 2016	312,500	$3.73
April 2016	302,500	$3.72
May 2016 - December 2016	232,500	$3.63
January 2017 - June 2017	182,500	$3.59
July 2017 - December 2017	120,000	$3.40
January 2018 - December 2018	70,000	$3.35
January 2019 - March 2019	20,000	$3.37

	Daily Volume (MMBtu/day)	Hedged Differential
Basis Swaps:
July 2015 - December 2016	40,000	$0.02
Under our 2015 contracts, we have hedged approximately 53% to 55% of our estimated 2015 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These fixed price swaps are recorded at fair value pursuant to FASB ASC 815 and related pronouncements. At June 30, 2015, we had a net asset derivative position of $99.5 million as compared to a net liability derivative position of $29.2 million as of June 30, 2014, related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $78.0 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $78.0 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Our revolving amended and restated credit agreement is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. As of June 30, 2015, we had no variable interest rate borrowings outstanding; therefore, an increase in interest rates would not have impacted our interest expense. As of June 30, 2015, we did not have any interest rate swaps to hedge our interest risks.

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
As of June 30, 2015, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures are effective.

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

ITEM 1A.	RISK FACTORS
See risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not Applicable.

(c)	We do not have a share repurchase program, and during the three months ended June 30, 2015, we did not purchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

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

10.2*	Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 29, 2015, among the Company, as borrower, the Bank of Nova Scotia, as administrative agent, and the lenders party thereto.

10.3+
Amended and Restated Employment Agreement, dated as of April 29, 2015, by and between the Company and Michael G. Moore (incorporated by reference to Exhibit 10.3 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on May 7, 2015.

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
Date: August 7, 2015

GULFPORT ENERGY CORPORATION

By:	/s/ Aaron Gaydosik
Aaron Gaydosik Chief Financial Officer