Form 10-Q
period 2015-09-30
GULFPORT ENERGY CORP
filed 2015-11-05
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015 OR

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

As of November 2, 2015, 108,244,331 shares of the registrant’s common stock were outstanding.

GULFPORT ENERGY CORPORATION

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$228,111	$142,340
Accounts receivable—oil and gas	66,271	103,858
Accounts receivable—related parties	149	46
Prepaid expenses and other current assets	16,156	3,714
Short-term derivative instruments	116,100	78,391
Total current assets	426,787	328,349
Property and equipment:
Oil and natural gas properties, full-cost accounting, $2,018,803 and $1,465,538 excluded from amortization in 2015 and 2014, respectively	5,258,762	3,923,154
Other property and equipment	27,670	18,344
Accumulated depletion, depreciation, amortization and impairment	(1,896,413)	(1,050,879)
Property and equipment, net	3,390,019	2,890,619
Other assets:
Equity investments	295,103	369,581
Derivative instruments	51,171	24,448
Deferred tax asset	27,368	—
Other assets	24,982	19,396
Total other assets	398,624	413,425
Total assets	$4,215,430	$3,632,393
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$312,116	$371,410
Asset retirement obligation—current	75	75
Deferred tax liability	38,734	27,070
Short-term derivative instruments	2,351	—
Current maturities of long-term debt	1,695	168
Total current liabilities	354,971	398,723
Long-term derivative instrument	3,208	—
Asset retirement obligation—long-term	23,073	17,863
Deferred tax liability	—	203,195
Long-term debt, net of current maturities	963,048	716,316
Total liabilities	1,344,300	1,336,097
Commitments and contingencies (Note 9)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock - $.01 par value, 200,000,000 authorized, 108,241,831 issued and outstanding at September 30, 2015 and 85,655,438 at December 31, 2014	1,082	856
Paid-in capital	2,820,500	1,828,602
Accumulated other comprehensive loss	(49,950)	(26,675)
Retained earnings	99,498	493,513
Total stockholders’ equity	2,871,130	2,296,296
Total liabilities and stockholders’ equity	$4,215,430	$3,632,393
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except share data)
Revenues:
Gas sales	$179,215	$85,168	$363,656	$139,039
Oil and condensate sales	41,747	58,196	111,712	199,651
Natural gas liquid sales	9,431	27,021	43,396	64,054
Other income	176	419	392	825
	230,569	170,804	519,156	403,569
Costs and expenses:
Lease operating expenses	17,568	11,883	51,411	36,192
Production taxes	3,593	5,213	11,163	18,771
Midstream gathering and processing	42,166	18,714	100,451	37,263
Depreciation, depletion and amortization	90,329	72,409	251,393	185,280
Impairment of oil and gas properties	594,776	—	594,776	—
General and administrative	11,001	8,939	31,315	28,832
Accretion expense	212	192	594	569
Gain on sale of assets	—	—	—	(11)
	759,645	117,350	1,041,103	306,896
(LOSS) INCOME FROM OPERATIONS	(529,076)	53,454	(521,947)	96,673
OTHER (INCOME) EXPENSE:
Interest expense	14,124	5,706	34,906	11,993
Interest income	(279)	(25)	(536)	(167)
Litigation settlement	—	1,500	—	25,500
Loss (income) from equity method investments	61,891	34,477	57,036	(163,567)
	75,736	41,658	91,406	(126,241)
(LOSS) INCOME BEFORE INCOME TAXES	(604,812)	11,796	(613,353)	222,914
INCOME TAX (BENEFIT) EXPENSE	(216,603)	4,876	(219,338)	85,584
NET (LOSS) INCOME	$(388,209)	$6,920	$(394,015)	$137,330
NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(3.59)	$0.08	$(4.06)	$1.61
Diluted	$(3.59)	$0.08	$(4.06)	$1.60
Weighted average common shares outstanding—Basic	108,217,062	85,506,095	96,935,897	85,405,630
Weighted average common shares outstanding—Diluted	108,217,062	85,907,307	96,935,897	85,790,433

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net (loss) income	$(388,209)	$6,920	$(394,015)	$137,330
Foreign currency translation adjustment	(11,538)	(9,536)	(23,275)	(9,998)
Other comprehensive loss	(11,538)	(9,536)	(23,275)	(9,998)
Comprehensive (loss) income	$(399,747)	$(2,616)	$(417,290)	$127,332

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2015	85,655,438	$856	$1,828,602	$(26,675)	$493,513	$2,296,296
Net loss	—	—	—	—	(394,015)	(394,015)
Other Comprehensive Loss	—	—	—	(23,275)	—	(23,275)
Stock Compensation	—	—	10,556	—	—	10,556
Issuance of Common Stock in public offerings, net of related expenses	22,425,000	224	981,299			981,523
Issuance of Restricted Stock	156,393	2	(2)	—	—	—
Issuance of Common Stock through exercise of options	5,000	—	45	—	—	45
Balance at September 30, 2015	108,241,831	$1,082	$2,820,500	$(49,950)	$99,498	$2,871,130

Balance at January 1, 2014	85,177,532	$851	$1,813,058	$(9,781)	$246,110	$2,050,238
Net income	—	—	—	—	137,330	137,330
Other Comprehensive Loss	—	—	—	(9,998)	—	(9,998)
Stock Compensation	—	—	11,246	—	—	11,246
Issuance of Restricted Stock	159,064	1	(1)	—	—	—
Issuance of Common Stock through exercise of options	194,908	2	652	—	—	654
Balance at September 30, 2014	85,531,504	$854	$1,824,955	$(19,779)	$383,440	$2,189,470

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(394,015)	$137,330
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount—Asset Retirement Obligation	594	569
Depletion, depreciation and amortization	251,393	185,280
Impairment of oil and gas properties	594,776	—
Stock-based compensation expense	6,334	6,747
Loss (gain) from equity investments	64,062	(78,304)
Interest income - note receivable	—	(38)
Unrealized gain on derivative instruments	(58,873)	(23,049)
Deferred income tax (benefit) expense	(219,338)	38,566
Amortization of loan commitment fees	2,287	1,093
Amortization of note discount and premium	(1,611)	(13)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	37,587	(80,767)
(Increase) decrease in accounts receivable—related party	(103)	2,464
Increase in prepaid expenses	(12,442)	(997)
(Decrease) increase in accounts payable and accrued liabilities	(34,440)	101,990
Settlement of asset retirement obligation	(1,120)	(4,972)
Net cash provided by operating activities	235,091	285,899
Cash flows from investing activities:
Deductions to cash held in escrow	8	8
Additions to other property and equipment	(8,209)	(3,937)
Additions to oil and gas properties	(1,373,292)	(1,040,607)
Proceeds from sale of oil and gas properties	18,192	4,198
Proceeds from sale of investments	—	197,565
Contributions to equity method investments	(13,837)	(61,750)
Distributions from equity method investments	4,761	476
Net cash used in investing activities	(1,372,377)	(904,047)
Cash flows from financing activities:
Principal payments on borrowings	(350,130)	(115,126)
Borrowings on line of credit	250,000	115,000
Proceeds from bond issuance	350,000	318,000
Debt issuance costs and loan commitment fees	(8,381)	(6,453)
Proceeds from issuance of common stock, net of offering costs and exercise of stock options	981,568	654
Net cash provided by financing activities	1,223,057	312,075
Net increase (decrease) in cash and cash equivalents	85,771	(306,073)
Cash and cash equivalents at beginning of period	142,340	458,956
Cash and cash equivalents at end of period	$228,111	$152,883
Supplemental disclosure of cash flow information:
Interest payments	$24,195	$11,930
Income tax payments	$29,753	$23,800
Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$4,222	$4,499
Asset retirement obligation capitalized	$5,736	$5,713
Interest capitalized	$12,041	$9,606
Foreign currency translation loss on investment in Grizzly Oil Sands ULC	$(23,275)	$(9,998)
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-K. Results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results expected for the full year.

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

In April 2015, the Company entered into an agreement to acquire Paloma Partners III, LLC ("Paloma") for a total purchase price of approximately $301.9 million, subject to certain adjustments. Paloma holds approximately 24,000 net nonproducing acres in the Utica Shale of Ohio. In accordance with the agreement, the Company deposited $75.0 million into an escrow account. At the closing of the transaction the deposit was credited toward the purchase price. This transaction closed on August 31, 2015 for a purchase price of approximately $302.3 million, net of purchase price adjustments. At closing, approximately $30.1 million of the purchase price was placed in escrow pending completion of title review after the closing.

On June 9, 2015, the Company completed the acquisition of 6,198 gross and net acres located in Belmont and Jefferson Counties, Ohio from American Energy-Utica, LLC ("AEU") for a purchase price of approximately $68.2 million, subject to adjustment. On June 12, 2015, the Company completed the acquisition of 38,965 gross (27,228 net) acres located in Monroe County, Ohio, 14.6 MMcf per day of average net production (estimated for April 2015), 18 gross (11.3 net) drilled but uncompleted wells, an 11 mile gas gathering system and a four well pad location from AEU for a total purchase price of approximately $319.0 million (the "Monroe Acquisition"). On June 29, 2015, the Company acquired an additional 4,950 gross (1,900 net) acres in Monroe County for an additional $18.2 million from AEU. The total purchase price of these transactions, collectively referred to as the ("AEU Acquisition"), was approximately $405.4 million, subject to closing adjustments. At closing, approximately $67.1 million of the purchase price was placed in escrow pending completion of title review after the closing.

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
The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Oil and natural gas properties	$5,258,762	$3,923,154
Office furniture and fixtures	12,453	10,752
Building	11,550	5,398
Land	3,667	2,194
Total property and equipment	5,286,432	3,941,498
Accumulated depletion, depreciation, amortization and impairment	(1,896,413)	(1,050,879)
Property and equipment, net	$3,390,019	$2,890,619
Included in oil and natural gas properties at September 30, 2015 is the cumulative capitalization of $93.5 million in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $7.3 million and $20.8 million for the three and nine months ended September 30, 2015, respectively, and $5.9 million and $19.1 million for the three and nine months ended September 30, 2014, respectively.
The following table summarizes the Company’s non-producing properties excluded from amortization by area at September 30, 2015:

September 30, 2015
(In thousands)
Colorado	$5,088
Bakken	96
Southern Louisiana	342
Ohio	2,013,232
Other	45
$2,018,803
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
The Company's oil and natural gas properties are subject to quarterly full cost ceiling tests. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves based on internally prepared reserve reports, less any related income tax effects. Estimated future net revenues for the quarterly ceiling are calculated using the average of commodity prices on the first day of the month over the trailing 12-month period. At September 30, 2015, the net book value of the Company’s oil and gas properties, less related deferred income taxes, was above the calculated ceiling as a result of reduced commodity prices for the period leading up to September 30, 2015. As a result, the Company was required to record an impairment of its oil and gas properties under the full cost method of accounting in the amount of $594.8 million for the three and nine months ended September 30, 2015.
A reconciliation of the Company's asset retirement obligation for the nine months ended September 30, 2015 and 2014 is as follows:

	September 30, 2015	September 30, 2014
	(In thousands)
Asset retirement obligation, beginning of period	$17,938	$15,083
Liabilities incurred	5,736	5,713
Liabilities settled	(1,120)	(4,972)
Accretion expense	594	569
Asset retirement obligation as of end of period	23,148	16,393
Less current portion	75	75
Asset retirement obligation, long-term	$23,073	$16,318

3.	EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of September 30, 2015 and December 31, 2014:

		Carrying Value		(Income) loss from equity method investments
	Approximate Ownership %	September 30, 2015	December 31, 2014	Three months ended September 30,		Nine months ended September 30,
				2015	2014	2015	2014
		(In thousands)
Investment in Tatex Thailand II, LLC	23.5%	$—	$—	$—	$(475)	$189	$(475)
Investment in Tatex Thailand III, LLC	17.9%	—	—	—	47	—	217
Investment in Grizzly Oil Sands ULC	24.9999%	99,490	180,218	58,653	4,633	71,289	8,862
Investment in Bison Drilling and Field Services LLC	—%	—	—	—	(1,273)	—	331
Investment in Muskie Proppant LLC	—%	—	—	—	55	—	488
Investment in Timber Wolf Terminals LLC	50.0%	1,000	1,013	—	7	13	7
Investment in Windsor Midstream LLC	22.5%	27,940	13,505	(323)	(301)	(18,229)	(504)
Investment in Stingray Pressure Pumping LLC	—%	—	—	—	(351)	—	1,792
Investment in Stingray Cementing LLC	50.0%	2,127	2,647	(12)	(12)	160	189
Investment in Blackhawk Midstream LLC	48.5%	—	—	—	—	(7,217)	(84,787)
Investment in Stingray Logistics LLC	—%	—	—	—	(256)	—	(413)
Investment in Diamondback Energy, Inc.	—%	—	—	—	32,412	—	(89,300)
Investment in Stingray Energy Services LLC	50.0%	5,718	5,718	218	(9)	539	26
Investment in Sturgeon Acquisitions LLC	25.0%	22,857	22,507	(257)	—	(1,316)	—
Investment in Mammoth Energy Partners LP	30.5%	135,971	143,973	3,612	—	11,608	—
		$295,103	$369,581	$61,891	$34,477	$57,036	$(163,567)
The tables below summarize financial information for the Company's equity investments as of September 30, 2015 and December 31, 2014.
Summarized balance sheet information:

	September 30, 2015	December 31, 2014

	(In thousands)
Current assets	$129,284	$181,060
Noncurrent assets	$1,342,679	$1,306,891
Current liabilities	$72,347	$114,506
Noncurrent liabilities	$173,821	$230,062
Summarized results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Gross revenue	$100,979	$247,525	$364,669	$625,819
Net (loss) income	$(10,063)	$35,212	$35,359	$242,816
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
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings Inc. ("Grizzly Holdings"), owns an interest in Grizzly Oil Sands ULC ("Grizzly"), a Canadian unlimited liability company. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc. As of September 30, 2015, Grizzly had approximately 830,000 acres under lease in the Athabasca and Peace River oil sands regions of Alberta, Canada. Initiation of steam injection at its first project, Algar Lake Phase 1, commenced in January 2014 and first bitumen production was achieved during the second quarter of 2014. In April 2015, Grizzly determined to cease bitumen production at its Algar Lake facility due to the level of commodity prices. Grizzly intends to monitor market conditions as it assesses future plans for the facility. The Company reviewed its investment in Grizzly at September 30, 2015 for impairment based on ASC 323 due to certain qualitative factors, and as such, engaged an independent third party to prepare a fair value calculation of its investment. As a result of the calculated fair value and other qualitative factors, the Company concluded that an other than temporary impairment was required under ASC 323, resulting in an impairment loss of $58.0 million for the period which is included in loss (income) from equity method investments in the consolidated statements of operations. If commodity prices continue to decline, further impairment of the investment in Grizzly may result in the future. During the nine months ended September 30, 2015, Gulfport paid $13.8 million in cash calls. Grizzly’s functional currency is the Canadian dollar. The Company's investment in Grizzly was decreased by $11.6 million and $23.3 million as a result of a foreign currency translation loss for the three and nine months ended September 30, 2015, respectively. The Company's investment in Grizzly was decreased by $9.5 million and $10.0 million as a result of a foreign currency translation loss for the three and nine months ended September 30, 2014, respectively.
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
Timber Wolf Terminals LLC

During 2012, the Company invested in Timber Wolf Terminals LLC (“Timber Wolf”). Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. During the nine months ended September 30, 2015, Gulfport did not pay any cash calls related to Timber Wolf.
Windsor Midstream LLC

During 2012, the Company purchased an ownership interest in Windsor Midstream LLC (“Midstream”). Midstream owned a 28.4% interest in Coronado Midstream LLC ("Coronado"), a gas processing plant in West Texas. In March 2015, Coronado was sold to Enlink Midstream Partners, LP ("EnLink") for proceeds of approximately $600.0 million, consisting of cash and units representing a limited partnership interest in Enlink. Midstream recorded an $81.6 million gain on the sale of its investment in Coronado. As a result of the sale, Gulfport received $3.8 million in distributions from Midstream during the nine months ended September 30, 2015.

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

Stingray Cementing LLC

During 2012, the Company invested in Stingray Cementing LLC ("Stingray Cementing"). Stingray Cementing provides well cementing services. During the nine months ended September 30, 2015, the Company did not pay any cash calls related to Stingray Cementing. The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.

Blackhawk Midstream LLC

During 2012, the Company invested in Blackhawk Midstream LLC ("Blackhawk"). Blackhawk coordinates gathering, compression, processing and marketing activities for the Company in connection with the development of its Utica Shale acreage. On January 28, 2014, Blackhawk closed on the sale of its equity interests in Ohio Gathering Company, LLC and Ohio Condensate Company, LLC for a purchase price of $190.0 million, of which $14.3 million was placed in escrow. Gulfport received $84.8 million in net proceeds from this transaction in the first quarter of 2014, which is included in loss (income) from equity method investments in the consolidated statements of operations. During the first quarter of 2015, the Company received net proceeds of approximately $7.2 million from the release of escrow from the Blackhawk sale, which is included in loss (income) from equity method investments in the consolidated statements of operations.

Stingray Logistics LLC

During 2012, the Company invested in Stingray Logistics LLC ("Stingray Logistics"). Stingray Logistics provides well services. The Company contributed its investment in Stingray Logistics to Mammoth during the fourth quarter of 2014. See below under "-Mammoth Energy Partners LP" for a discussion of the contribution.

Diamondback Energy, Inc.

On May 7, 2012, the Company entered into a contribution agreement with Diamondback Energy Inc. ("Diamondback"). Under the terms of the contribution agreement, the Company agreed to contribute to Diamondback, prior to the closing of the Diamondback initial public offering (“Diamondback IPO”), all its oil and natural gas interests in the Permian Basin (the "Contribution"). The Contribution was completed on October 11, 2012. Following the closing of the Diamondback IPO, the Company owned 7,914,036 shares of Diamondback's outstanding common stock for an initial investment in Diamondback valued at $138.5 million. In 2013, the Company sold an aggregate of 4,534,536 shares of its Diamondback common stock and received aggregate net proceeds of approximately $192.7 million. In June and September of 2014, the Company sold 1,000,000 and 1,437,500 shares of its Diamondback common stock, respectively, and received aggregate net proceeds of approximately $197.6 million. On November 12, 2014, the Company sold its remaining 942,000 shares of Diamondback common stock for net proceeds of approximately $60.8 million. As of September 30, 2015 and December 31, 2014, the Company did not own any shares of Diamondback common stock.

The Company accounted for its interest in Diamondback as an equity method investment and had elected the fair value option of accounting for this investment. While the Company's ownership interest in Diamondback was below 20% prior to the Company's sale of its remaining Diamondback common stock in November 2014, the Company had appointed a member of Diamondback's Board. The individual appointed by the Company continues to serve on Diamondback's Board and the Company had influence through this board seat. The Company recognized a loss of approximately $32.4 million and a gain of approximately $89.3 million on its investment in Diamondback for the three and nine months ended September 30, 2014, respectively, which is included in loss (income) from equity method investments in the consolidated statements of operations.
Stingray Energy Services LLC

During 2013, the Company invested in Stingray Energy Services LLC ("Stingray Energy"). Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. During the nine months ended September 30, 2015, the Company did not pay any cash calls to Stingray Energy. The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.

Sturgeon Acquisitions LLC

During 2014, the Company invested $20.7 million and received an ownership interest of 25% in Sturgeon Acquisitions LLC ("Sturgeon"). Sturgeon owns and operates sand mines that produce hydraulic fracturing grade sand. During the nine months ended September 30, 2015, Gulfport received $1.0 million in distributions from Sturgeon.
Mammoth Energy Partners LP
In the fourth quarter of 2014, the Company contributed its investments in Stingray Pressure, Stingray Logistics, Bison and Muskie to Mammoth for a 30.5% interest in this newly formed limited partnership. Mammoth has filed a registration statement on Form S-1 with the SEC in connection with its proposed initial public offering. Mammoth originally intended to pursue the offering in 2015; however, Mammoth continues to evaluate market conditions and expects to launch the offering when commodity prices have recovered. The Company reviewed its investment in Mammoth at September 30, 2015 and determined no impairment was needed. If commodity prices continue to decline, an impairment of the investment in Mammoth may result in the future.
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
Prepaid expenses and other current assets consist of the following at September 30, 2015: prepaid taxes of $12.6 million, prepaid insurance of $1.3 million and prepaid other expense of $2.2 million.

Other assets consist of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Plugging and abandonment escrow account on the WCBB properties (Note 9)	$3,089	$3,097
Certificates of Deposit securing letter of credit	275	275
Prepaid drilling costs	98	483
Loan commitment fees	21,423	15,390
Deposits	34	34
Other	63	117
	$24,982	$19,396

5.	LONG-TERM DEBT
Long-term debt consisted of the following items as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Revolving credit agreement (1)	$—	$100,000
Building loans (2)	1,695	1,826
7.75% senior unsecured notes due 2020 (3)	600,000	600,000
6.625% senior unsecured notes due 2023 (4)	350,000	—
Unamortized original issue (discount) premium, net (5)	13,048	14,658
Construction loan (6)	—	—
Less: current maturities of long term debt	(1,695)	(168)
Debt reflected as long term	$963,048	$716,316

The Company capitalized approximately $3.6 million and $12.0 million in interest expense to oil and natural gas properties during the three and nine months ended September 30, 2015, respectively. The Company capitalized approximately $3.4 million and $9.6 million in interest expense to oil and natural gas properties during the three and nine months ended September 30, 2014, respectively.
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
On September 18, 2015, the Company entered into a fifth amendment to the Amended and Restated Credit Agreement. The fifth amendment among other things, (a) increased Gulfport’s borrowing base from $575.0 million to $700.0 million, (b) increased the maximum permitted ratio of net funded debt to EBITDAX from a current level of 3.25 to 1.00 to 4.00 to 1.00, (c)

revised Gulfport’s letter of credit sublimit from $150.0 million to the greater of (i) $150.0 million and (ii) 40% of the borrowing base existing at such time, (d) added an investments basket with a $100.0 million limitation for investments in joint ventures formed to own and operate midstream assets, (e) revised the limit of the general indebtedness basket from a current limit of $10.0 million in the aggregate at any time outstanding to a limit equal to the greater of (i) $10.0 million in the aggregate at any time outstanding and (ii) two percent (2%) of the borrowing base at the time such indebtedness is incurred, (f) added a dispositions basket covering dispositions of contracts (and rights or interests therein or thereunder) or other arrangements constituting a release of natural gas interstate transportation capacity, which dispositions do not (when considered cumulatively, and taken together with other related transactions and contractual arrangements) deprive Gulfport of the benefit of any material portion of Gulfport’s mineral interests, and (g) revised the provisions that limit Gulfport’s ability to enter into swap contracts. As of September 30, 2015, the Company did not have any outstanding borrowings under the Amended and Restated Credit Agreement. At September 30, 2015, the total availability for future borrowings under the Amended and Restated Credit Agreement, after giving effect to an aggregate of $177.1 million of letters of credit, was $522.9 million.

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
The negative covenants are subject to certain exceptions as specified in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement also contains certain affirmative covenants, including, but not limited to the following financial covenants:
(i) the ratio of net funded debt to EBITDAX (net income, excluding (i) any non-cash revenue or expense associated with swap contracts resulting from ASC 815 and (ii) any cash or noncash revenue or expense attributable to minority investments plus without duplication and, in the case of expenses, to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) exploration costs deducted in determining net income under successful efforts accounting, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings (provided that expenses related to any unsuccessful disposition will be limited to $3.0 million in the aggregate) for a twelve-month period may not be greater than 4.00 to 1.00 and
(ii) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00.
The Company was in compliance with all covenants at September 30, 2015.
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
On August 18, 2014, the Company issued an additional $300.0 million in aggregate principal amount of senior unsecured notes due 2020 (the "August Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act ("the August Notes Offering"). The August Notes were issued as additional securities under the senior note indenture. The Company used a portion of the net proceeds from the August Notes Offering to repay all amounts outstanding at such time under its revolving credit facility. The Company intends to use the remaining net proceeds of the August Notes Offering for general corporate purposes, including funding a portion of its 2014 and 2015 capital development plans. The October Notes Offering, December Notes Offering and the August Notes Offering are collectively referred to as the "Notes Offerings" and the Exchange Notes, and the August Notes are collectively referred to as the "Old Notes."
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
In connection with the April Notes Offering, the Company and its subsidiary guarantors entered into a registration rights agreement, dated as of April 21, 2015, pursuant to which the Company agreed to file a registration statement with respect to an offer to exchange the April Notes for a new issue of substantially identical debt securities registered under the Securities Act. The registration statement relating to the exchange offer for the April Notes was filed on August 24, 2015 and declared effective by the SEC on September 4, 2015. The exchange offer for the April Notes was completed on October 13, 2015.
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
(6) On June 4, 2015, the Company entered into a construction loan agreement (the "Construction Loan") with InterBank for the construction of a new corporate headquarters in Oklahoma City. The Construction Loan allows for a maximum principal amount of $24.5 million to be drawn. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.50% per annum and is payable on the last day of the month beginning June 30, 2015 through May 31, 2017. Monthly interest and principal payments are due beginning June 30, 2017, with the final payment due June 4, 2025. As of September 30, 2015, the Company had not drawn on this loan.

6.	COMMON STOCK AND CHANGES IN CAPITALIZATION

Equity Offering
On April 21, 2015, the Company issued 10,925,000 shares of its common stock in an underwritten public offering (which included 1,425,000 shares sold pursuant to an option to purchase additional shares of the Company's common stock granted by the Company to, and exercised in full by, the underwriters). The net proceeds from this equity offering (including the net proceeds from the sale of the shares of common stock to the underwriters pursuant to their option to purchase additional shares) were approximately $501.9 million after underwriting discounts and commissions and estimated offering expenses. The Company used a portion of these net proceeds, together with a portion of the net proceeds from its concurrent senior notes offering (see Note 5, "Long Term Debt"), to repay all amounts outstanding at that time under its revolving credit facility and to fund the acquisition of Paloma (see Note 1) and intends to use the remaining net proceeds from these offerings for general corporate purposes, including the funding of a portion of its 2015 capital development plans.
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
During the three and nine months ended September 30, 2015, the Company’s stock-based compensation cost was $3.9 million and $10.6 million, respectively, of which the Company capitalized $1.5 million and $4.2 million, respectively, relating to its exploration and development efforts. During the three and nine months ended September 30, 2014, the Company's stock-based compensation cost was $3.5 million and $11.2 million, respectively, of which the Company capitalized $1.4 million and $4.5 million, respectively, relating to its exploration and development efforts.

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
No stock options were issued during the nine months ended September 30, 2015 and 2014.
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
A summary of the status of stock options and related activity for the nine months ended September 30, 2015 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Options outstanding at December 31, 2014	5,000	$9.07	0.69	$163
Granted	—	—
Exercised	(5,000)	9.07		124
Forfeited/expired	—	—
Options outstanding at September 30, 2015	—	$—	0	$—
Options exercisable at September 30, 2015	—	$—	0	$—

The following table summarizes restricted stock activity for the nine months ended September 30, 2015:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2014	387,245	$55.87
Granted	344,955	36.29
Vested	(156,393)	50.19
Forfeited	(9,045)	56.46
Unvested shares as of September 30, 2015	566,762	$55.08
Unrecognized compensation expense as of September 30, 2015 related to outstanding stock options and restricted shares was $19.5 million. The expense is expected to be recognized over a weighted average period of 1.41 years.

8.	EARNINGS PER SHARE
Reconciliations of the components of basic and diluted net income per common share are presented in the tables below:

	Three months ended September 30,
	2015			2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net (loss) income	$(388,209)	108,217,062	$(3.59)	$6,920	85,506,095	$0.08
Effect of dilutive securities:
Stock options and awards	—	—		—	401,212
Diluted:
Net (loss) income	$(388,209)	108,217,062	$(3.59)	$6,920	85,907,307	$0.08

	Nine months ended September 30,
	2015			2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net (loss) income	$(394,015)	96,935,897	$(4.06)	$137,330	85,405,630	$1.61
Effect of dilutive securities:
Stock options and awards	—	—		—	384,803
Diluted:
Net (loss) income	$(394,015)	96,935,897	$(4.06)	$137,330	85,790,433	$1.60

     There were 510,605 shares and 462,801 shares of common stock that were considered anti-dilutive for the three and nine months ended September 30, 2015, respectively. There were no potential shares of common stock that were considered anti-dilutive for the three and nine months ended September 30, 2014.

9.	COMMITMENTS AND CONTINGENCIES
Plugging and Abandonment Funds
In connection with the Company's acquisition in 1997 of the remaining 50% interest in its WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until the Company's abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company could access the trust for use in plugging and abandonment charges associated with the property, although it has not yet done so. As of September 30, 2015, the plugging and abandonment trust totaled approximately $3.1 million. At September 30, 2015, the Company had plugged 463 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.
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
Effective February 15, 2014, Gulfport's former Chief Executive Officer, James D. Palm, retired and his employment agreement with the company terminated. The Company entered into a separation agreement with Mr. Palm, under which agreement certain benefits are provided to, and obligations imposed on, Mr. Palm. As of September 30, 2015, the minimum commitment under Mr. Palm's separation agreement was approximately $0.4 million.
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

The aggregate minimum commitment for future salary at September 30, 2015 under the above listed employment agreements was approximately $1.5 million.
Operating Leases
The Company leases office facilities under non-cancellable operating leases exceeding one year. Future minimum lease commitments under these leases at September 30, 2015 were as follows:

(In thousands)
Remaining 2015	$159
2016	617
2017	513
2018	20
2019	—
Total	$1,309

Other Commitments
Effective October 1, 2014, the Company entered into a Sand Supply Agreement with Muskie that expires on September 30, 2018. Pursuant to this agreement, the Company has agreed to purchase annual and monthly amounts of proppant sand subject to exceptions specified in the agreement at a fixed price per ton, subject to certain adjustments, plus agreed costs and expenses. Failure by either Muskie or the Company to deliver or accept the minimum monthly amount results in damages calculated per ton based on the difference between the monthly obligation amount and the amount actually delivered or accepted, as applicable. The Company did not incur any expenses related to non-utilization fees during the three and nine months ended September 30, 2015.
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
Future minimum commitments under these agreements at September 30, 2015 are as follows:

(In thousands)
Remaining 2015	$13,110
2016	52,440
2017	52,440
2018	39,330
Total	$157,320

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
Oil and Natural Gas Price Hedging Activities
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
During 2014 and 2015, the Company entered into fixed price swap contracts for 2014 through 2019 with five financial institutions. The Company’s fixed price swap and swaption contracts are tied to the commodity prices on Argus and NYMEX. The Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price as listed on Argus for Louisiana Light Sweet Crude for oil, the NYMEX West Texas Intermediate for oil, the NYMEX Henry Hub for natural gas and Mont Belvieu for propane. At September 30, 2015, the Company had the following fixed price swaps and swaptions in place:

	Daily Volume (Bbls/day)	Weighted Average Price
October 2015 - June 2016	2,500	$62.38

	Daily Volume (MMBtu/day)	Weighted Average Price
October 2015	322,500	$3.79
November 2015 - December 2015	282,500	$3.91
January 2016 - March 2016	377,500	$3.63
April 2016	367,500	$3.62
May 2016 - December 2016	297,500	$3.52
January 2017 - June 2017	182,500	$3.59
July 2017 - December 2017	120,000	$3.40
January 2018 - December 2018	70,000	$3.35
January 2019 - March 2019	20,000	$3.37

	Daily Volume (Gal/day)	Weighted Average Price
October 2015 - December 2016	42,000	$0.48

In addition, the Company has entered into natural gas basis swap positions, which settle on the pricing index to basis differential of MichCon to the NYMEX Henry Hub natural gas price. As of September 30, 2015, the Company's natural gas basis swap positions were as follows:

	Daily Volume (MMBtu/day)	Hedged Differential
October 2015	40,000	$0.02
November 2015 - March 2016	70,000	$0.11
April 2016 - December 2016	40,000	$0.02
At September 30, 2015 the fair value of derivative assets and liabilities related to the fixed price swaps, swaptions and basis swaps was as follows:

(In thousands)
Short-term derivative instruments - asset	$116,100
Long-term derivative instruments - asset	$51,171
Short-term derivative instruments - liability	$2,351
Long-term derivative instruments - liability	$3,208

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

For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive (loss) income until the hedged item is recognized in earnings. The Company had no cash flow hedges in place for the three and nine months ended September 30, 2015 and 2014, as all fixed price swaps, swaptions and basis swaps had either been deemed ineffective at their inception or had been accounted for using the mark-to-market accounting method.

At September 30, 2015, no amounts related to fixed price swaps, swaptions or basis swaps remain in accumulated other comprehensive (loss) income.
The Company recognized a gain of $62.2 million and $58.9 million due to the change in fair value of derivative instruments for the three and nine months ended September 30, 2015, respectively, which is included in oil and condensate and gas sales in the consolidated statements of operations. The Company recognized a gain of $29.5 million and $23.0 million due to the change in fair value of derivative instruments for the three and nine months ended September 30, 2014, respectively, which is included in oil and condensate and gas sales in the consolidated statements of operations.

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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.
The following tables summarize the Company’s financial and non-financial liabilities by FASB ASC 820 valuation level as of September 30, 2015:

	September 30, 2015
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$167,271	$—	$—
Liabilities:
Derivative Instruments	$5,559	$—	$—
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
The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 2 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the nine months ended September 30, 2015 were approximately $5.7 million.
Due to the unobservable nature of the inputs, the fair value of the Company's initial investment in Mammoth was estimated using assumptions that represent Level 3 inputs. The Company estimated the fair value of the investment as of the November 24, 2014 contribution date to be approximately $143.5 million. See Note 3 for further discussion of the Company's contribution to Mammoth.
Due to the unobservable nature of the inputs, the fair value of the Company's investment in Grizzly was estimated using assumptions that represent Level 3 inputs. The Company estimated the fair value of the investment as of September 30, 2015 to be approximately $99.5 million. See Note 3 for further discussion of the Company's investment in Grizzly.

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
At September 30, 2015, the carrying value of the outstanding debt represented by the Notes was approximately $963.0 million, including the remaining unamortized discount of approximately $2.6 million related to the October Notes and the remaining unamortized premium of approximately $0.3 million related to the December Notes and $15.3 million related to the August Notes. Based on the quoted market price, the fair value of the Notes was determined to be approximately $914.7 million at September 30, 2015.
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

On October 17, 2012, December 21, 2012 and August 18, 2014, the Company issued an aggregate of $600.0 million principal amount of its 7.75% Senior Notes. The October Notes and the December Notes were exchanged for substantially identical notes in the same aggregate principal amount that were registered under the Securities Act. The Exchange Notes and the August Notes are collectively referred to as the "Old Notes." The Old Notes are guaranteed on a senior unsecured basis by all existing consolidated subsidiaries that guarantee the Company's secured revolving credit facility or certain other debt (the "Guarantors"). The Old Notes are not guaranteed by Grizzly Holdings, Inc. (the "Non-Guarantor"). The Guarantors are 100% owned by Gulfport (the "Parent"), and the guarantees are full, unconditional, joint and several. There are no significant restrictions on the ability of the Parent or the Guarantors to obtain funds from each other in the form of a dividend or loan.

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

On April 21, 2015, the Company issued $350.0 million in aggregate principal amount of 6.625% Senior Notes due 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. In connection with the April Notes Offering, the Company and its subsidiary guarantors entered into a registration rights agreement, dated as of April 21, 2015, pursuant to which the Company agreed to file a registration statement with respect to an offer to exchange the April Notes for a new issue of substantially identical debt securities registered under the Securities Act. The registration statement relating to the exchange offer for the April Notes was filed on August 24, 2015 and declared effective by the SEC on September 4, 2015. The exchange offer for the April Notes was completed on October 13, 2015.
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

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	September 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$226,161	$1,949	$1	$—	$228,111
Accounts receivable - oil and gas	66,228	43	—	—	66,271
Accounts receivable - related parties	149	—	—	—	149
Accounts receivable - intercompany	334,886	55	—	(334,941)	—
Prepaid expenses and other current assets	16,156	—	—	—	16,156
Short-term derivative instruments	116,100	—	—	—	116,100
Total current assets	759,680	2,047	1	(334,941)	426,787
Property and equipment:
Oil and natural gas properties, full-cost accounting	4,934,813	324,678	—	(729)	5,258,762
Other property and equipment	27,627	43	—	—	27,670
Accumulated depletion, depreciation, amortization and impairment	(1,896,385)	(28)	—	—	(1,896,413)
Property and equipment, net	3,066,055	324,693	—	(729)	3,390,019
Other assets:
Equity investments and investments in subsidiaries	285,980	—	99,489	(90,366)	295,103
Derivative instruments	51,171	—	—	—	51,171
Deferred tax asset	27,368	—	—	—	27,368
Other assets	24,982	—	—	—	24,982
Total other assets	389,501	—	99,489	(90,366)	398,624
Total assets	$4,215,236	$326,740	$99,490	$(426,036)	$4,215,430

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$311,922	$194	$—	$—	$312,116
Accounts payable - intercompany	—	334,817	124	(334,941)	—
Asset retirement obligation - current	75	—	—	—	75
Deferred tax liability - current	38,734	—	—	—	38,734
Short-term derivative instruments	2,351	—	—	—	2,351
Current maturities of long-term debt	1,695	—	—	—	1,695
Total current liabilities	354,777	335,011	124	(334,941)	354,971
Long-term derivative instrument	3,208	—	—	—	3,208
Asset retirement obligation - long-term	23,073	—	—	—	23,073
Long-term debt, net of current maturities	963,048	—	—	—	963,048
Total liabilities	1,344,106	335,011	124	(334,941)	1,344,300

Stockholders' equity:
Common stock	1,082	—	—	—	1,082
Paid-in capital	2,820,500	322	240,916	(241,238)	2,820,500
Accumulated other comprehensive (loss) income	(49,950)	—	(49,950)	49,950	(49,950)
Retained earnings (accumulated deficit)	99,498	(8,593)	(91,600)	100,193	99,498
Total stockholders' equity	2,871,130	(8,271)	99,366	(91,095)	2,871,130
Total liabilities and stockholders' equity	$4,215,236	$326,740	$99,490	$(426,036)	$4,215,430

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$141,535	$804	$1	$—	$142,340
Accounts receivable - oil and gas	103,762	96	—	—	103,858
Accounts receivable - related parties	46	—	—	—	46
Accounts receivable - intercompany	45,222	27	—	(45,249)	—
Prepaid expenses and other current assets	3,714	—	—	—	3,714
Short-term derivative instruments	78,391	—	—	—	78,391
Total current assets	372,670	927	1	(45,249)	328,349

Property and equipment:
Oil and natural gas properties, full-cost accounting,	3,887,874	35,990	—	(710)	3,923,154
Other property and equipment	18,301	43	—	—	18,344
Accumulated depletion, depreciation, amortization and impairment	(1,050,855)	(24)	—	—	(1,050,879)
Property and equipment, net	2,855,320	36,009	—	(710)	2,890,619
Other assets:
Equity investments and investments in subsidiaries	360,238	—	180,217	(170,874)	369,581
Derivative instruments	24,448	—	—	—	24,448
Other assets	19,396	—	—	—	19,396
Total other assets	404,082	—	180,217	(170,874)	413,425
Total assets	$3,632,072	$36,936	$180,218	$(216,833)	$3,632,393

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$371,089	$321	$—	$—	$371,410
Accounts payable - intercompany	—	45,143	106	(45,249)	—
Asset retirement obligation - current	75	—	—	—	75
Deferred tax liability	27,070	—	—	—	27,070
Current maturities of long-term debt	168	—	—	—	168
Total current liabilities	398,402	45,464	106	(45,249)	398,723

Asset retirement obligation - long-term	17,863	—	—	—	17,863
Deferred tax liability	203,195	—	—	—	203,195
Long-term debt, net of current maturities	716,316	—	—	—	716,316
Total liabilities	1,335,776	45,464	106	(45,249)	1,336,097

Stockholders' equity:
Common stock	856	—	—	—	856
Paid-in capital	1,828,602	322	227,079	(227,401)	1,828,602
Accumulated other comprehensive (loss) income	(26,675)	—	(26,675)	26,675	(26,675)
Retained earnings (accumulated deficit)	493,513	(8,850)	(20,292)	29,142	493,513
Total stockholders' equity	2,296,296	(8,528)	180,112	(171,584)	2,296,296
Total liabilities and stockholders' equity	$3,632,072	$36,936	$180,218	$(216,833)	$3,632,393

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended September 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$230,282	$287	$—	$—	$230,569

Costs and expenses:
Lease operating expenses	17,358	210	—	—	17,568
Production taxes	3,570	23	—	—	3,593
Midstream gathering and processing	42,139	27	—	—	42,166
Depreciation, depletion, and amortization	90,327	2	—	—	90,329
Impairment of oil and gas properties	594,776	—	—	—	594,776
General and administrative	10,999	6	(4)	—	11,001
Accretion expense	212	—	—	—	212
	759,381	268	(4)	—	759,645

(LOSS) INCOME FROM OPERATIONS	(529,099)	19	4	—	(529,076)

OTHER (INCOME) EXPENSE:
Interest expense	14,124	—	—	—	14,124
Interest income	(279)	—	—	—	(279)
Loss (income) from equity method investments and investments in subsidiaries	61,868	—	58,653	(58,630)	61,891
	75,713	—	58,653	(58,630)	75,736

(LOSS) INCOME BEFORE INCOME TAXES	(604,812)	19	(58,649)	58,630	(604,812)
INCOME TAX BENEFIT	(216,603)	—	—	—	(216,603)

NET (LOSS) INCOME	$(388,209)	$19	$(58,649)	$58,630	$(388,209)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended September 30, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$170,284	$520	$—	$—	$170,804

Costs and expenses:
Lease operating expenses	11,628	255	—	—	11,883
Production taxes	5,154	59	—	—	5,213
Midstream gathering and processing	18,694	20	—	—	18,714
Depreciation, depletion, and amortization	72,408	1	—	—	72,409
General and administrative	8,909	29	1	—	8,939
Accretion expense	192	—	—	—	192
	116,985	364	1	—	117,350

INCOME (LOSS) FROM OPERATIONS	53,299	156	(1)	—	53,454

OTHER (INCOME) EXPENSE:
Interest expense	5,706	—	—	—	5,706
Interest income	(25)	—	—	—	(25)
Litigation settlement	1,500	—	—	—	1,500
Loss (income) from equity method investments and investments in subsidiaries	34,322	—	4,633	(4,478)	34,477
	41,503	—	4,633	(4,478)	41,658

INCOME (LOSS) BEFORE INCOME TAXES	11,796	156	(4,634)	4,478	11,796
INCOME TAX EXPENSE	4,876	—	—	—	4,876

NET INCOME (LOSS)	$6,920	$156	$(4,634)	$4,478	$6,920

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Nine months ended September 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$518,141	$1,015	$—	$—	$519,156

Costs and expenses:
Lease operating expenses	50,830	581	—	—	51,411
Production taxes	11,083	80	—	—	11,163
Midstream gathering and processing	100,405	46	—	—	100,451
Depreciation, depletion, and amortization	251,389	4	—	—	251,393
Impairment of oil and gas properties	594,776	—	—	—	594,776
General and administrative	31,248	47	20	—	31,315
Accretion expense	594	—	—	—	594
	1,040,325	758	20	—	1,041,103

(LOSS) INCOME FROM OPERATIONS	(522,184)	257	(20)	—	(521,947)

OTHER (INCOME) EXPENSE:
Interest expense	34,906	—	—	—	34,906
Interest income	(536)	—	—	—	(536)
Loss (income) from equity method investments and investments in subsidiaries	56,799	—	71,289	(71,052)	57,036
	91,169	—	71,289	(71,052)	91,406

(LOSS) INCOME BEFORE INCOME TAXES	(613,353)	257	(71,309)	71,052	(613,353)
INCOME TAX BENEFIT	(219,338)	—	—	—	(219,338)

NET (LOSS) INCOME	$(394,015)	$257	$(71,309)	$71,052	$(394,015)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Nine months ended September 30, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$402,148	$1,421	$—	$—	$403,569

Costs and expenses:
Lease operating expenses	35,466	726	—	—	36,192
Production taxes	18,620	151	—	—	18,771
Midstream gathering and processing	37,209	54	—	—	37,263
Depreciation, depletion, and amortization	185,278	2	—	—	185,280
General and administrative	28,743	91	(2)	—	28,832
Accretion expense	569	—	—	—	569
Gain on sale of assets	(11)	—	—	—	(11)
	305,874	1,024	(2)	—	306,896

INCOME FROM OPERATIONS	96,274	397	2	—	96,673

OTHER (INCOME) EXPENSE:
Interest expense	11,993	—	—	—	11,993
Interest income	(167)	—	—	—	(167)
Litigation settlement	25,500	—	—	—	25,500
(Income) loss from equity method investments and investments in subsidiaries	(163,966)	—	8,862	(8,463)	(163,567)
	(126,640)	—	8,862	(8,463)	(126,241)

INCOME (LOSS) BEFORE INCOME TAXES	222,914	397	(8,860)	8,463	222,914
INCOME TAX EXPENSE	85,584	—	—	—	85,584

NET INCOME (LOSS)	$137,330	$397	$(8,860)	$8,463	$137,330

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in thousands)

	Three months ended September 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net (loss) income	$(388,209)	$19	$(58,649)	$58,630	$(388,209)
Foreign currency translation adjustment	(11,538)	—	(11,538)	11,538	(11,538)
Other comprehensive (loss) income	(11,538)	—	(11,538)	11,538	(11,538)
Comprehensive (loss) income	$(399,747)	$19	$(70,187)	$70,168	$(399,747)

	Three months ended September 30, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$6,920	$156	$(4,634)	$4,478	$6,920
Foreign currency translation adjustment	(9,536)	—	(9,536)	9,536	(9,536)
Other comprehensive (loss) income	(9,536)	—	(9,536)	9,536	(9,536)
Comprehensive (loss) income	$(2,616)	$156	$(14,170)	$14,014	$(2,616)

	Nine months ended September 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net (loss) income	$(394,015)	$257	$(71,309)	$71,052	$(394,015)
Foreign currency translation adjustment	(23,275)	—	(23,275)	23,275	(23,275)
Other comprehensive (loss) income	(23,275)	—	(23,275)	23,275	(23,275)
Comprehensive (loss) income	$(417,290)	$257	$(94,584)	$94,327	$(417,290)

	Nine months ended September 30, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$137,330	$397	$(8,860)	$8,463	$137,330
Foreign currency translation adjustment	(9,998)	—	(9,998)	9,998	(9,998)
Other comprehensive (loss) income	(9,998)	—	(9,998)	9,998	(9,998)
Comprehensive income (loss)	$127,332	$397	$(18,858)	$18,461	$127,332

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine months ended September 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$247,447	$(12,356)	$—	$—	$235,091

Net cash (used in) provided by investing activities	(1,385,878)	13,501	(13,837)	13,837	(1,372,377)

Net cash provided by (used in) financing activities	1,223,057	—	13,837	(13,837)	1,223,057

Net increase in cash and cash equivalents	84,626	1,145	—	—	85,771

Cash and cash equivalents at beginning of period	141,535	804	1	—	142,340

Cash and cash equivalents at end of period	$226,161	$1,949	$1	$—	$228,111

	Nine months ended September 30, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$286,500	$(598)	$(3)	$—	$285,899

Net cash (used in) provided by investing activities	(897,527)	(6,523)	(16,569)	16,572	(904,047)

Net cash provided by (used in) financing activities	312,075	—	16,572	(16,572)	312,075

Net decrease in cash and cash equivalents	(298,952)	(7,121)	—	—	(306,073)

Cash and cash equivalents at beginning of period	451,431	7,525	—	—	458,956

Cash and cash equivalents at end of period	$152,479	$404	$—	$—	$152,883

14.	RECENT ACCOUNTING PRONOUNCEMENTS
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

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." The guidance eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Measurement period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if prior-period information had been revised. The guidance is effective for annual periods beginning after December 15, 2015 and is to be applied prospectively to adjustments of provisional amounts that occur after the effective date. Early adoption is permitted. The Company is in the process of evaluating the impact on its consolidated financial statements.

15.	SUBSEQUENT EVENTS
In October 2015, the Company entered into fixed price swaps and swaptions for 37,500 MMBtu of natural gas per day at a weighted average price of $2.84 per MMBtu for the period from January 2016 through March 2016. For the period from April 2016 through October 2016, the Company entered into fixed swaps and swaptions for 57,500 MMBtu of natural gas per day at a weighted average price of $2.87 per MMBtu. For the period from November 2016 through December 2016, the Company entered into fixed price swaps and swaptions for 82,500 MMBtu of natural gas per day at a weighted average price of $2.86 per MMBtu. For the period from January 2017 through March 2017, the Company entered into fixed price swaps and swaptions for 45,000 MMBtu of natural gas per day at a weighted average price of $2.88 per MMBtu. The Company's fixed price swap and swaption contracts are tied to the commodity prices on NYMEX. The Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price listed on NYMEX for natural gas.

In October 2015, the Company entered into natural gas basis swap positions for 50,000 MMBtu per day at a weighted average differential of $.59 per MMBtu. These basis swaps settle on the pricing index to basis differential of Tetco M2 to the NYMEX Henry Hub natural gas prices.

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

Overview
We are an independent oil and natural gas exploration and production company focused on the exploration, exploitation, acquisition and production of crude oil, natural gas liquids and natural gas in the United States. Our corporate strategy is to internally identify prospects, acquire lands encompassing those prospects and evaluate those prospects using subsurface geology and geophysical data and exploratory drilling. Using this strategy, we have developed an oil and natural gas portfolio of proved reserves, as well as development and exploratory drilling opportunities on high potential conventional and unconventional oil and natural gas prospects. Our principal properties are located in the Utica Shale in Eastern Ohio and along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields. In addition, we have producing properties in the Niobrara Formation of Northwestern Colorado and the Bakken Formation. We also hold a significant acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, or Grizzly, and an interest in an entity that operates in Southeast Asia, including the Phu Horm gas field in Thailand. Until November 2014, we held an equity interest in Diamondback Energy, Inc., or Diamondback, a NASDAQ Global Select Market listed company to which we contributed our Permian Basin oil and natural gas interests in October 2012 immediately prior to Diamondback's initial public offering, or the Diamondback IPO. At September 30, 2015, we did not own any shares of Diamondback. We seek to achieve reserve growth and increase our cash flow through our annual drilling programs.
2015 Operational Highlights

•
Net production increased 155% to 59,530 net million cubic feet of natural gas equivalent, or MMcfe, for the three months ended September 30, 2015 from 23,367 MMcfe for the three months ended September 30, 2014.

•
During the three months ended September 30, 2015, we spud 15 gross (12.6 net) wells, participated in an additional five gross (1.1 net) wells that were drilled by other operators on our Utica Shale acreage and recompleted 25 gross and net wells. Of our 15 new wells spud at September 30, 2015, 11 were in various stages of completion and four were being drilled. In addition, we turned-to-sales 16 gross (15.4 net) wells during the three months ended September 30, 2015.

•
On April 15, 2015, we entered into an agreement to acquire Paloma Partners III, LLC, or Paloma, for a total purchase price of approximately $301.9 million, subject to closing adjustments. Paloma holds approximately 24,000 net nonproducing acres in the Utica Shale of Ohio. This transaction closed on August 31, 2015.

•
On April 21, 2015, we issued 10,925,000 shares of our common stock in an underwritten public offering (which included 1,425,000 shares sold pursuant to an option to purchase additional shares of our common stock granted to and exercised by the underwriters in full). The net proceeds from the equity offering (including the net proceeds from the sale of the shares of common stock to the underwriters under their option to purchase additional shares) were approximately $501.9 million. We used a portion of these net proceeds, together with a portion of the net proceeds from our concurrent senior notes offering described below, to repay all borrowings outstanding at that time under our senior secured revolving credit facility and to fund the acquisition of Paloma and intend to use the remaining funds from this offering for general corporate purposes, including the funding of a portion of our 2015 capital development plans.

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

•
As of June 8, 2015, we completed the acquisition of 6,198 gross and net acres located in Belmont and Jefferson Counties, Ohio from AEU for a purchase price of approximately $68.2 million, subject to adjustment, in a transaction we refer to as the Belmont/Jefferson acquisition. This acreage is located near or adjacent to the acreage included in our acquisition of Paloma. This newly acquired Belmont and Jefferson County acreage is undeveloped.

•
On June 12, 2015, we completed the acquisition of 38,965 gross (27,228 net) acres located in Monroe County, Ohio, which we refer to as the Monroe County Acreage, 14.6 MMcf per day of average net production (estimated for April 2015), 18 gross (11.3 net) drilled but uncompleted wells, an 11 mile gas gathering system and a four well pad location from AEU for a total purchase price of approximately $319.0 million, which we refer to as the Monroe Acquisition. We used a portion of the net proceeds from our June 2015 equity offering described above to fund the Monroe Acquisition. The Monroe County Acreage has a net revenue interest of approximately 84% and is approximately 85% held by production by a ten well per year drilling commitment. On June 29, 2015, we acquired an additional 4,950 gross (1,900 net) acres in Monroe County for an additional approximately $18.2 million from AEU.

2015 Production and Drilling Activity
During the three months ended September 30, 2015, our total net production was 732,133 barrels of oil, 48,123,538 thousand cubic feet, or Mcf, of natural gas, and 49,093,606 gallons of natural gas liquids, or NGLs, for a total of 59,530 MMcfe, as compared to 571,438 barrels of oil, 16,556,700 Mcf of natural gas and 23,672,150 gallons of NGLs, or 23,367 MMcfe, for the three months ended September 30, 2014. Our total net production averaged approximately 647.1 MMcfe per day during the three months ended September 30, 2015 as compared to 254.0 MMcfe per day during the same period in 2014. The 155% increase in production is largely the result of the continuing development of our Utica Shale acreage.
Utica Shale. As of November 1, 2015, we had acquired leasehold interests in approximately 253,000 gross (247,000 net) acres in the Utica Shale. From January 1, 2015 through November 1, 2015, we spud 41 gross (33.6 net) wells, of which eight were producing, 29 were in various stages of completion and four were still being drilled at November 1, 2015. In addition, 15 gross (4.5 net) wells were drilled by other operators on our Utica Shale acreage during the nine months ended September 30, 2015.
As of November 1, 2015, we had four rigs under contract on our Utica Shale acreage. We currently intend to spud 49 to 53 gross (39 to 41 net) wells on our Utica Shale acreage in 2015.
Aggregate net production from our Utica Shale acreage during the three months ended September 30, 2015 was approximately 57,451 MMcfe, or 624.5 MMcfe per day, 84% of which was from natural gas and 16% of which was from oil and NGLs. During October 2015, our average daily net production from the Utica Shale was approximately 687.2 MMcfe, 86% of which was from natural gas and 14% of which was from oil and NGLs. The increase in October 2015 production was a result of our drilling activity on our Utica Shale acreage.

WCBB. From January 1, 2015 through November 1, 2015, we recompleted 35 wells and spud no new wells.
Aggregate net production from the WCBB field during the three months ended September 30, 2015 was approximately 1,488 MMcfe, or an average of 16.2 MMcfe per day, 100% of which was from oil. During October 2015, our average net daily production at WCBB was approximately 15.0 MMcfe, 100% of which was from oil. The decrease in October 2015 production was a result of normal production declines.
East Hackberry Field. From January 1, 2015 through November 1, 2015, we recompleted 33 wells and spud no new wells.
Aggregate net production from the East Hackberry field during the three months ended September 30, 2015 was approximately 453 MMcfe, or an average of 4.9 MMcfe per day, 94% of which was from oil and 6% of which was from natural gas. During October 2015, our average net daily production at East Hackberry was approximately 3.1 MMcfe, 95% of which was from oil and 5% of which was from natural gas. The decrease in October 2015 production is primarily the result of normal production declines.
West Hackberry Field. From January 1, 2015 through November 1, 2015, we did not spud any wells in our West Hackberry field.
Aggregate net production from the West Hackberry field was approximately 24 MMcfe, or an average of 265.8 Mcfe per day, 100% of which was from oil. During October 2015, our average net daily production at West Hackberry was approximately 185.7 Mcfe, 100% of which was from oil.
Niobrara Formation. Effective as of April 1, 2010, we acquired leasehold interests in the Niobrara Formation in Northwestern Colorado and, as of September 30, 2015, we held leases for approximately 5,600 net acres. From January 1, 2015 through November 1, 2015, there were no wells spud on our Niobrara Formation acreage. Aggregate net production from our Niobrara Formation acreage during the three months ended September 30, 2015 was approximately 26 MMcfe, or an average of 284.1 Mcfe per day, 100% of which was from oil. During October 2015, our average net daily production from our Niobrara Formation acreage was approximately 342.2 Mcfe, 100% of which was from oil. During 2015, we currently do not anticipate drilling any wells in the Niobrara Formation.
Bakken. As of September 30, 2015, we held approximately 864 net acres in the Bakken Formation of Western North Dakota and Eastern Montana with interests in 18 wells and overriding royalty interests in certain existing and future wells. Aggregate net production from this acreage during the three months ended September 30, 2015 was approximately 87 MMcfe, or an average of 946.3 Mcfe per day, of which 88% was from oil, 11% was from natural gas and 1% was from NGLs. During October 2015, our average daily net production from our Bakken Formation acreage was approximately 482.0 Mcfe, of which 82% was from oil and 18% was from natural gas.
2015 Updates Regarding Our Equity Investments
Grizzly Oil Sands. We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. As of September 30, 2015, Grizzly had approximately 830,000 net acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. Grizzly has three oil sands projects in various stages of development. Grizzly commenced commercial production from its Algar Lake Phase 1 steam-assisted gravity drainage, or SAGD, oil sand project during the second quarter of 2014 and has received regulatory approval for up to 11,300 barrels per day of bitumen production. Grizzly produced approximately 900 barrels of bitumen per day at its Algar Lake SAGD project during the first quarter of 2015. In April 2015, Grizzly determined to cease bitumen production at its Algar Lake facility due to the level of commodity prices. Grizzly intends to monitor market conditions as it assesses future plans for the facility. We reviewed our investment in Grizzly at September 30, 2015 for impairment, resulting in an other than temporary impairment write down of $58.0 million. If commodity prices continue to decline, further impairment of our investment in Grizzly may result in the future. In the first quarter of 2012, Grizzly acquired the May River property comprising approximately 47,000 acres. An initial 12,000 barrel per day development application was filed with the regulatory authorities in the fourth quarter of 2013, covering the eastern portion of the May River lease. The development application continues to move through the regulatory process and is expected to be approved by early 2016. In the first quarter of 2014, a 2-D seismic program covering approximately 83 kilometers was completed to more fully define the resource over the remaining lease beyond the development application area. At the Thickwood thermal project, a development application for a 12,000 barrel per day oil sands project was filed in the fourth quarter of 2012. Since then, the Alberta Energy Regulator, or AER, announced it is implementing a policy for future regulatory requirements for reservoir containment in shallow SAGD areas, which impacts the Thickwood application. Additional work to advance the Thickwood application will be required and is expected to be addressed once the May River development approval is received. Grizzly has also developed delineation drilling, seismic and regulatory work plans at its Cadotte, Peace River property. Grizzly has pursued a rail marketing strategy to ensure consistent and flexible access to premium markets for its production, including its Windell truck to rail terminal located near Conklin, Alberta, which commenced transloading blended bitumen production from Algar Lake on to rail cars for delivery to the US Gulf Coast markets in the second quarter of 2014.
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
Other Investments. In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. In 2013, we participated in the formation of Stingray Energy Services LLC, or Stingray Energy, with an initial ownership interest of 50%. Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. In 2012, we participated in the formation of Stingray Pressure Pumping LLC, or Stingray Pressure, Stingray Cementing LLC, or Stingray Cementing, and Stingray Logistics LLC, or Stingray Logistics, with an initial ownership interest in each entity of 50%. These entities provide well completion and other well services. In 2012, we also participated in the formation of Blackhawk Midstream LLC, or Blackhawk, and Timber Wolf Terminals LLC, or Timber Wolf, with an initial ownership interest of 50% in each entity. Blackhawk coordinates gathering, compression, processing and marketing activities in connection with the development of our Utica Shale acreage and Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. Also in 2012, we acquired a 22.5% equity interest in Windsor Midstream LLC, or Midstream, which owned a 28.4% equity interest in Coronado Midstream LLC, or Coronado, an entity that owns gas processing facilities in West Texas. Midstream sold its interest in Coronado in March 2015. In 2011 and 2012, we acquired an aggregate 40% equity interest in Bison Drilling and Field Services LLC, or Bison, which owns and operates drilling rigs and related equipment. Also in 2011, we acquired a 25% interest in Muskie Proppant LLC, or Muskie, which is engaged in the processing and sale of hydraulic fracturing grade sand. In 2014, we acquired a 25% equity interest in Sturgeon Acquisitions LLC, or Sturgeon. Sturgeon owns and operates sand mines that produce hydraulic fracturing grade sand. We are currently evaluating strategic alternatives with respect to some of these oil field service entities. In the fourth quarter of 2014, we contributed our investments in Stingray Pressure, Stingray Logistics, Bison and Muskie to Mammoth Energy Partners LP, or Mammoth, in exchange for a 30.5% limited partner interest in this newly formed limited partnership. Mammoth has filed a registration statement on Form S-1 with the SEC in connection with its proposed initial public offering. Mammoth originally intended to pursue the offering in 2015; however, Mammoth continues to evaluate market conditions and intends to launch the offering when commodity prices have recovered. See Note 3 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments.
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
Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled approximately $2.0 billion at September 30, 2015 and approximately $1.5 billion at December 31, 2014. These costs are reviewed quarterly by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.
Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling (as defined in the preceding paragraph). If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. As a result of the decline in commodity prices, we recognized a ceiling test impairment of $594.8 million for the nine months ended September 30, 2015. If prices of oil, natural gas and natural gas liquids continue to decrease, we may be required to further write down the value of our oil and natural gas properties, which could negatively affect our results of operations.

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
Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management's opinion, it is more likely than not that some portion will not be realized. At September 30, 2015, a valuation allowance of $5.0 million had been provided for state net operating loss and federal foreign tax credit deferred tax assets based on the uncertainty these assets may be realized.
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
Investments—Equity Method. Investments in entities greater than 20% and less than 50% and/or investments in which we have significant influence are accounted for under the equity method. Under the equity method, our share of investees’ earnings or loss is recognized in the statement of operations. In accordance with FASB ASC 825, "Financial Instruments," we had elected the fair value option of accounting for our equity method investment in Diamondback's stock. At the end of each reporting period, the quoted closing market price of Diamondback's stock is multiplied by the total shares owned by us and the resulting gain or loss is recognized in (loss) income from equity method investments in the consolidated statements of operations. As of September 30, 2015, the Company did not own any shares of Diamondback's common stock.
We review our investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, we recognize an impairment provision. For the period ended September 30, 2015, we recognized an impairment loss related to our investment in Grizzly of approximately $58.0 million. During the year ended December 31, 2014, we recognized an impairment of $12.1 million related to our investment in Tatex III.
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

Derivative Instruments and Hedging Activities. We seek to reduce our exposure to unfavorable changes in oil and natural gas prices by utilizing energy swaps, swaptions and fixed-price contracts. We follow the provisions of FASB ASC 815, “Derivatives and Hedging,” as amended. It requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. We estimate the fair value of all derivative instruments using established index prices and other sources. These values are based upon, among other things, futures prices, correlation between index prices and our realized prices, time to maturity and credit risk. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.
The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but re-designation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. We recognize any change in fair value resulting from ineffectiveness immediately in earnings. There were no hedges designated as cash flow hedges during the nine months ended September 30, 2015.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2015 and 2014
We reported a net loss of $388.2 million for the three months ended September 30, 2015 as compared to net income of $6.9 million for the three months ended September 30, 2014. This $395.1 million decrease in period-to-period net income was due primarily to an impairment charge of $594.8 million related to the decline in commodity prices, a 47% decrease in realized Mcfe prices to $3.87 from $7.29, a $5.7 million increase in lease operating expenses, an $8.4 million increase in interest expense and a $23.5 million increase in midstream gathering and processing expenses, partially offset by a 155% increase in net production to 59,530 MMcfe from 23,367 MMcfe and a $221.5 million decrease in income tax expense for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
Oil and Gas Revenues. For the three months ended September 30, 2015, we reported oil and natural gas revenues of $230.4 million as compared to oil and natural gas revenues of $170.4 million during the same period in 2014. This $60.0 million, or 35%, increase in revenues was primarily attributable to a 155% increase in net production to 59,530 MMcfe from 23,367 MMcfe, partially offset by a 47% decrease in realized Mcfe prices to $3.87 from $7.29 due to a shift in our production mix toward natural gas and NGLs and the decline in commodity prices for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
The following table summarizes our oil and natural gas production and related pricing for the three months ended September 30, 2015, as compared to such data for the three months ended September 30, 2014:

	Three months ended September 30,
	2015	2014
Oil production volumes (MBbls)	732	571
Gas production volumes (MMcf)	48,124	16,557
Natural gas liquids production volumes (MGal)	49,094	23,672
Gas equivalents (MMcfe)	59,530	23,367
Average oil price (per Bbl)	$57.02	$101.84
Average gas price (per Mcf)	$3.72	$5.14
Average natural gas liquids (per Gal)	$0.19	$1.14
Gas equivalents (per Mcfe)	$3.87	$7.29

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $17.6 million for the three months ended September 30, 2015 from $11.9 million for the three months ended September 30, 2014. This increase was mainly the result of an increase in expenses related to contract labor, field supervision, ad valorem taxes, rentals, location and road repairs, water hauling and disposal, field telemetry and repairs and maintenance due to our increased production in the Utica Shale.
Production Taxes. Production taxes decreased $1.6 million to $3.6 million for the three months ended September 30, 2015 from $5.2 million for the three months ended September 30, 2014. This decrease was related to changes in our product mix and production location as well as a decrease in realized prices.
Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased by $23.5 million to $42.2 million for the three months ended September 30, 2015 from $18.7 million for the same period in 2014. This increase was primarily attributable to midstream expenses related to our increased production volumes in the Utica Shale resulting from our 2015 and 2014 drilling activities.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $90.3 million for the three months ended September 30, 2015, and consisted of $89.7 million in depletion of oil and natural gas properties and $0.6 million in depreciation of other property and equipment, as compared to total DD&A expense of $72.4 million for the three months ended September 30, 2014. This increase was due to an increase in our full cost pool as a result of our capital activities as well as an increase in our production, partially offset by an increase in our total proved reserves volume used to calculate our total DD&A expense.
General and Administrative Expenses. Net general and administrative expenses increased to $11.0 million for the three months ended September 30, 2015 from $8.9 million for the three months ended September 30, 2014. This $2.0 million increase was due to an increase in salaries, stock compensation expense and benefits resulting from an increased number of employees, increases in legal fees, travel expense, corporate fees and bank fees, partially offset by a decrease in franchise taxes and consulting expense and an increase in general and administrative costs related to exploration and development activity capitalized to the full cost pool.
Accretion Expense. Accretion expense remained relatively flat at $0.2 million for the three months ended September 30, 2015 and 2014.
Interest Expense. Interest expense increased to $14.1 million for the three months ended September 30, 2015 from $5.7 million for the three months ended September 30, 2014 due primarily to the issuance of $350.0 million of 6.625% Senior Notes due 2023 on April 21, 2015. We had no debt outstanding under our revolving credit facility for the three months ended September 30, 2015 as compared to $36.8 million weighted average debt outstanding under such facility for the same period in 2014. As of September 30, 2015 and 2014, no borrowings were outstanding under this credit facility. Additionally, we capitalized approximately $3.6 million and $3.4 million in interest expense to undeveloped oil and natural gas properties during the three months ended September 30, 2015 and September 30, 2014, respectively. This slight increase in capitalized interest in the 2015 period was the result of an increase in our undeveloped oil and natural gas properties.

Income Taxes. As of September 30, 2015, we had numerous temporary differences, which gave rise to a net deferred tax liability. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management's opinion, it is more likely than not that some portion will not be realized. At September 30, 2015, a valuation allowance of $5.0 million had been provided for certain state net operating losses and federal foreign tax credit deferred tax assets based on the uncertainty these assets may be realized. We recognized an income tax benefit of $216.6 million for the three months ended September 30, 2015.
Comparison of the Nine Months Ended September 30, 2015 and 2014
We reported a net loss of $394.0 million for the nine months ended September 30, 2015 as compared to net income of $137.3 million for the nine months ended September 30, 2014. This 387% decrease in period-to-period net income was due primarily to an impairment charge of $594.8 million related to the decline in commodity prices, a 52% decrease in realized Mcfe prices to $3.68 from $7.66, a $15.2 million increase in lease operating expenses, a $63.2 million increase in midstream gathering and processing expenses and a $22.9 million increase in interest expense, partially offset by a 168% increase in net production to 140,856 MMcfe from 52,586 MMcfe for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The nine months ended September 30, 2014 also included $84.8 million of income recognized from our equity method investment in Blackhawk and $89.3 million of income recognized from our former equity method investment in Diamondback.
Oil and Gas Revenues. For the nine months ended September 30, 2015, we reported oil and natural gas revenues of $518.8 million as compared to oil and natural gas revenues of $402.7 million during the same period in 2014. This $116.0 million, or 29%, increase in revenues was primarily attributable to a 168% increase in net production to 140,856 MMcfe from 52,586 MMcfe, partially offset by a 52% decrease in realized Mcfe prices to $3.68 from $7.66 due to a shift in our production mix toward natural gas and NGLs and the decline in commodity prices.
The following table summarizes our oil and natural gas production and related pricing for the nine months ended September 30, 2015, as compared to such data for the nine months ended September 30, 2014:

	Nine months ended September 30,
	2015	2014
Oil production volumes (MBbls)	2,225	2,008
Gas production volumes (MMcf)	107,208	33,191
Natural gas liquids production volumes (MGal)	142,093	51,446
Gas equivalents (MMcfe)	140,856	52,586
Average oil price (per Bbl)	$50.21	$99.45
Average gas price (per Mcf)	$3.39	$4.19
Average natural gas liquids (per Gal)	$0.31	$1.25
Gas equivalents (per Mcfe)	$3.68	$7.66

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $51.4 million for the nine months ended September 30, 2015 from $36.2 million for the nine months ended September 30, 2014. This increase was mainly the result of an increase in expenses related to contract labor and field supervision, environmental services, location repairs, rentals, repair and maintenance, ad valorem taxes and water hauling and disposal due to our increased production in the Utica Shale.
Production Taxes. Production taxes decreased $7.6 million to $11.2 million for the nine months ended September 30, 2015 from $18.8 million for the same period in 2014. This decrease was primarily related to changes in our product mix and production location as well as a decrease in realized prices.
Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased by $63.2 million to $100.5 million for the nine months ended September 30, 2015 from $37.3 million for the same period in 2014. This increase was primarily attributable to midstream expenses related to our increased production volumes in the Utica Shale resulting from our 2015 and 2014 drilling activities.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $251.4 million for the nine months ended September 30, 2015, and consisted of $249.6 million in depletion of oil and natural gas properties and $1.8 million in depreciation of other property and equipment, as compared to total DD&A expense of $185.3 million for the nine months ended September 30, 2014. This increase was due to an increase in our full cost pool as a result of our capital activities as well as an increase in our production, partially offset by an increase in our total proved reserves volume used to calculate our total DD&A expense.
General and Administrative Expenses. Net general and administrative expenses increased to $31.3 million for the nine months ended September 30, 2015 from $28.8 million for the nine months ended September 30, 2014. This $2.5 million increase was due to an increase in salaries and benefits resulting from an increased number of employees, increases in legal expense, travel expense and bank fees, partially offset by a decrease in stock compensation expense, corporate fees, consulting expense and franchise taxes and an increase in general and administrative costs related to exploration and development activity capitalized to the full cost pool.
Accretion Expense. Accretion expense remained relatively flat at $0.6 million for the nine months ended September 30, 2015 and 2014.
Interest Expense. Interest expense increased to $34.9 million for the nine months ended September 30, 2015 from $12.0 million for the nine months ended September 30, 2014 due primarily to the issuance of $300.0 million in additional 7.75% Senior Notes due 2020 on August 18, 2014, the issuance of $350.0 million of 6.625% Senior Notes due 2023 on April 21, 2015 and increased borrowings under our revolving credit facility. Total weighted debt outstanding under our revolving credit facility was $62.3 million for the nine months ended September 30, 2015 as compared to $17.2 million for the same period in 2014. As of September 30, 2015 and 2014, we had no debt outstanding under our revolving credit facility. Additionally, we capitalized approximately $12.0 million and $9.6 million in interest expense to undeveloped oil and natural gas properties during the nine months ended September 30, 2015 and September 30, 2014, respectively. This increase in capitalized interest during the 2015 period was the result of an increase in our undeveloped oil and natural gas properties.
Income Taxes. As of September 30, 2015, we had numerous temporary differences, which gave rise to a net deferred tax liability. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management's opinion, it is more likely than not that some portion will not be realized. At September 30, 2015, a valuation allowance of $5.0 million had been provided for state net operating loss and federal tax credit deferred tax assets based on the uncertainty these assets may be realized. We recognized an income tax benefit of $219.3 million for the nine months ended September 30, 2015.
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
On April 21, 2015, we issued 10,925,000 shares of our common stock in an underwritten public offering (which included the 1,425,000 shares of our common stock sold pursuant to the option to purchase additional shares of our common stock granted by us to, and exercised in full by, the underwriters). The aggregate net proceeds from this equity offering were approximately $501.9 million (after deducting underwriting discounts and commissions and estimated offering expenses). We used a portion of the net proceeds from this equity offering to fund our acquisition of Paloma, with the remaining net proceeds to be used for general corporate purposes, including the funding of a portion of our 2015 capital development plans.
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
Net cash flow provided by operating activities was $235.1 million for the nine months ended September 30, 2015 as compared to net cash flow provided by operating activities of $285.9 million for the same period in 2014. This decrease was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 168% increase in our net Mcfe production partially offset by a 52% decrease in net realized Mcfe prices, partially offset by an increase in our operating expenses. In addition, in January 2014, we recognized proceeds of $84.8 million from the sale of Blackhawk's equity interest in Ohio Gathering Company, LLC and Ohio Condensate Company, LLC and, in the first quarter of 2015, we received net proceeds of $7.2 million from the release of escrow from the Blackhawk sale.
Net cash used in investing activities for the nine months ended September 30, 2015 was $1.4 billion as compared to $904.0 million for the same period in 2014. During the nine months ended September 30, 2015, we spent $1.4 billion in additions to oil and natural gas properties, of which $146.6 million was spent on our 2015 drilling and recompletion programs, $425.6 million was spent on expenses attributable to the wells spud and recompleted during 2014, $707.4 million was spent on the AEU and Paloma acquisitions, $9.4 million was spent on facility enhancements, $3.1 million was spent on plugging costs and $47.5 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale, with the remainder attributable mainly to capitalized general and administrative expenses. In addition, $13.8 million was invested in Grizzly during the nine months ended September 30, 2015. We did not make any investments in our other equity investments during the nine months ended September 30, 2015.
Net cash provided by financing activities for the nine months ended September 30, 2015 was $1.2 billion as compared to net cash provided by financing activities of $312.1 million for the same period in 2014. The 2015 amount provided by financing activities is primarily attributable to the net proceeds of $343.6 million from the issuance of our 6.625% senior notes due 2023 and net proceeds of $981.6 million from our 2015 equity offerings and exercise of stock options, partially offset by net payments under our revolving credit facility.
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
On September 18, 2015, we entered into a fifth amendment to the amended and restated credit agreement. The fifth amendment among other things, (a) increased our borrowing base from $575.0 million to $700.0 million, (b) increased the maximum permitted ratio of net funded debt to EBITDAX from a level of 3.25 to 1.00 to 4.00 to 1.00, (c) revised our letter of credit sublimit from $150.0 million to the greater of (i) $150.0 million and (ii) 40% of the borrowing base existing at such time, (d) added an investments basket with a $100.0 million limitation for investments in joint ventures formed to own and operate midstream assets, (e) revised the limit of the general indebtedness basket from a current limit of $10.0 million in the aggregate at any time outstanding to a limit equal to the greater of (i) $10.0 million in the aggregate at any time outstanding and (ii) two percent (2%) of the borrowing base at the time such indebtedness is incurred, (f) added a dispositions basket covering dispositions of contracts (and rights or interests therein or thereunder) or other arrangements constituting a release of natural gas interstate transportation capacity, which dispositions do not (when considered cumulatively, and taken together with other related transactions and contractual arrangements) deprive us of the benefit of any material portion of our mineral interests, and (g) revised the provisions that limit our ability to enter into swap contracts.
As of September 30, 2015, we had no balance outstanding under our revolving credit facility and total funds available for borrowing, after giving effect to an aggregate of $177.1 million of letters of credit, was $522.9 million. This facility is secured by substantially all of our assets. Our wholly-owned subsidiaries guarantee our obligations under our revolving credit facility.
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
Our revolving credit facility contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries' ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in our revolving credit facility. Our revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of net funded debt to EBITDAX (net income, excluding (i) any non-cash revenue or expense associated with swap contracts resulting from ASC 815 and (ii) any cash or non-cash revenue or expense attributable to minority investment plus without duplication and, in the case of expenses, to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) exploration costs deducted in determining net income under successful efforts accounting, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings (provided that expenses related to any unsuccessful dispositions will be limited to $3.0 million in the aggregate) for a twelve-month period may not be greater than 4.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with these financial covenants at September 30, 2015.
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
In April 2015, we issued $350.0 million in aggregate principal amount of our 6.625% senior unsecured notes due 2023, which we refer to as the April Notes and, together with the Old Notes, the Notes, to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act, or the April Notes Offering. We used a portion of the net proceeds from the April Notes Offering, together with the net proceeds from our concurrent equity offering, to repay all amounts outstanding at such time under our revolving credit facility and to fund our acquisition of Paloma and intend to use the remaining net proceeds from these offerings for general corporate purposes, including the funding of a portion of our 2015 capital development plans.
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
In connection with the April Notes Offering, we and our subsidiary guarantors entered into a registration rights agreement with the representatives of the initial purchasers, dated as of April 21, 2015, pursuant to which we agreed to file a registration statement with respect to an offer to exchange the April Notes for a new issue of substantially identical debt securities registered under the Securities Act. The registration statement relating to the exchange offer for the April Notes was filed on August 24, 2015 and declared effective by the SEC on September 4, 2015. The exchange offer for the April Notes was completed on October 13, 2015.
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
From January 1, 2015 through November 1, 2015, we spud 41 gross (33.6 net) wells in the Utica Shale. We currently expect our 2015 capital expenditures to be $649.0 million to $657.0 million to spud 49 to 53 gross (39 to 41 net) wells on our Utica Shale acreage. In addition, we currently expect to spend $85.0 million to $95.0 million in 2015 to acquire additional acreage in the Utica Shale.
From January 1, 2015 through November 1, 2015, we recompleted 35 existing wells and spud no new wells at our WCBB field. In our Hackberry fields, from January 1, 2015 through November 1, 2015, we recompleted 33 existing wells and spud no new wells. We currently expect our 2015 capital expenditures to be $18.0 million to $20.0 million for maintenance capital expenditures and recompletions in Southern Louisiana.
From January 1, 2015 through November 1, 2015, no new wells were spud on our Niobrara Formation acreage. We do not currently anticipate any capital expenditures in the Niobrara Formation in 2015.
As of September 30, 2015, our net investment in Grizzly was approximately $99.5 million. As of September 30, 2105, we have invested $13.8 million in Grizzly. We do not currently anticipate any additional material capital expenditures in 2015 related to Grizzly's activities.
We had no material capital expenditures during the nine months ended September 30, 2015 related to our interests in Thailand. We do not currently anticipate any additional capital expenditures in Thailand in 2015.
In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. See "-2015 Updates Regarding Our Equity Investments-Other Investments" and Note 3 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments. In the year ended December 31, 2014, we invested approximately $43.6 million in these entities. In the nine months ended September 30, 2015, we did not make any additional investments in these entities, and we do not currently anticipate any capital expenditures related to these entities in 2015.
During 2015, we have continued to focus on operational efficiencies in an effort to reduce our overall well costs and deliver better results in a more economical manner. To do so, we have leveraged the lower commodity price environment to gain access to higher-quality equipment and superior services for reduced costs, which has led to increased productivity. To further benefit from these efficiencies and cost savings, we elected to accelerate our completion activities in advance of the winter months when operations are less efficient and more costly due to the cold weather. We now anticipate that we will complete approximately ten additional net Utica wells this year. We estimate these activities will increase our anticipated expenditures in 2015 by approximately $60.0 million.  As a result, our total capital expenditures for 2015 are currently estimated to be in the range of $667.0 million to $677.0 million. In addition, we currently expect to spend $85.0 million to $95.0 million in 2015 to acquire additional Utica Shale acreage. Our total capital expenditures spent during the nine months ended September 30, 2015 were approximately $649.3 million, including leasehold acquisitions but excluding our AEU and Paloma acquisitions. Approximately 97% of our 2015 estimated capital expenditures are currently expected to be spent in the Utica Shale. This range is down from the $872.9 million spent in 2014, excluding Utica leasehold acquisitions and the Rhino acquisition, primarily due to current commodity prices and a desire to maintain a strong liquidity position.

We intend to continue to monitor pricing and cost developments and make adjustments to our future capital expenditure programs as warranted. Strong results from our existing production base and efficiencies realized in our completion activities have resulted in our 2015 production trending ahead of expectations. As a result, and combined with the weakness in natural gas commodity pricing, we have made the decision to temporarily voluntarily curtail approximately 100 MMcfe per day of production beginning November 1, 2015 through early 2016 and idle completion crews and suspend our hydraulic fracturing activities during the first quarter of 2016.
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
Commodity Price Risk
The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past six years, the West Texas Intermediate posted price for crude oil has ranged from a low of $34.03 per barrel in February 2009 to a high of $113.39 per barrel in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.82 per million British thermal units, or MMBtu, in April 2012 to a high of $7.51 per MMBtu in January 2010. On October 30, 2015, the West Texas Intermediate posted price for crude oil was $46.10 per barrel and the Henry Hub spot market price of natural gas was $2.29 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations. To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we have entered into certain fixed price swaps, swaptions and basis swaps. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for information regarding our open fixed price swaps, swaptions and basis swaps at September 30, 2015.
Commitments
In connection with our acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller's (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until our abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we could access the trust for use in plugging and abandonment charges associated with the property, but have not yet done so. As of September 30, 2015, the plugging and abandonment trust totaled approximately $3.1 million. At September 30, 2015, we have plugged 463 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2015.
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
In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." The guidance eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Measurement period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if prior-period information had been revised. The guidance is effective for annual periods beginning after December 15, 2015 and is to be applied prospectively to adjustments of provisional amounts that occur after the effective date. Early application is permitted. We are in the process of evaluating the impact on our consolidated financial statements.

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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past six years, the West Texas Intermediate posted price for crude oil has ranged from a low of $34.03 per barrel, or Bbl, in February 2009 to a high of $113.39 per Bbl in April 2011. The Henry

Hub spot market price of natural gas has ranged from a low of $1.82 per MMBtu in April 2012 to a high of $7.51 per MMBtu in January 2010. On October 30, 2015, the West Texas Intermediate posted price for crude oil was $46.10 per barrel and the Henry Hub spot market price of natural gas was $2.29 per MMBtu. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of oil and natural gas properties due to ceiling test limitations.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swaps, swaptions and basis swaps at September 30, 2015:

	Daily Volume (Bbls/day)	Weighted Average Price
Fixed Price Swaps:
October 2015 - June 2016	2,500	$62.38

	Daily Volume (MMBtu/day)	Weighted Average Price
Fixed Price Swaps and Swaptions:
October 2015	322,500	$3.79
November 2015 - December 2015	282,500	$3.91
January 2016 - March 2016	377,500	$3.63
April 2016	367,500	$3.62
May 2016 - December 2016	297,500	$3.52
January 2017 - June 2017	182,500	$3.59
July 2017 - December 2017	120,000	$3.40
January 2018 - December 2018	70,000	$3.35
January 2019 - March 2019	20,000	$3.37

	Daily Volume (Gal/day)	Weighted Average Price
Fixed Price Swaps:
October 2015 - December 2016	42,000	$0.48

	Daily Volume (MMBtu/day)	Hedged Differential
Basis Swaps:
October 2015	40,000	$0.02
November 2015 - March 2016	70,000	$0.11
April 2016 - December 2016	40,000	$0.02
Under our 2015 contracts, we have hedged approximately 47% to 49% of our estimated 2015 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. These fixed price swaps are recorded at fair value pursuant to FASB ASC 815 and related pronouncements. At September 30, 2015, we had a net asset derivative position of $161.7 million as compared to a net asset derivative position of $0.2 million as of September 30, 2014, related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $69.0 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $69.0 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Our revolving amended and restated credit agreement is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. As of September 30, 2015, we had no variable interest rate borrowings outstanding; therefore, an increase in interest rates would not have impacted our interest expense. As of September 30, 2015, we did not have any interest rate swaps to hedge our interest risks.

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
As of September 30, 2015, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures are effective.
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

ITEM 1A.	RISK FACTORS
See risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not Applicable.

(c)	We do not have a share repurchase program, and during the three months ended September 30, 2015, we did not purchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
On November 3, 2015, we entered into an amendment to our sand supply agreement with Muskie Proppant LLC to provide for certain improved pricing terms. The amendment is filed with this report as Exhibit 10.2 and is subject to a confidential treatment request with the SEC with respect to certain portions of the amendment.

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

10.1
Fith Amendment to Amended and Restated Credit Agreement, dated as of September 18, 2015, among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on September 24, 2015).

10.2*#	Amendment to Sand Supply Agreement, dated as of November 3, 2015, by and between Muskie Proppant LLC and Gulfport Energy Corporation.

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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
Date: November 5, 2015

GULFPORT ENERGY CORPORATION

By:	/s/ Keri Crowell
Keri Crowell Chief Accounting Officer