Form 10-Q
period 2016-03-31
GULFPORT ENERGY CORP
filed 2016-05-05
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016 OR

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
Large Accelerated filer  ☒    Accelerated filer   ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2016, 125,340,894 shares of the registrant’s common stock were outstanding.

GULFPORT ENERGY CORPORATION

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$454,377	$112,974
Accounts receivable—oil and gas	78,501	71,872
Accounts receivable—related parties	17	16
Prepaid expenses and other current assets	2,755	3,905
Short-term derivative instruments	152,211	142,794
Total current assets	687,861	331,561
Property and equipment:
Oil and natural gas properties, full-cost accounting, $1,782,295 and $1,817,701 excluded from amortization in 2016 and 2015, respectively	5,506,570	5,424,342
Other property and equipment	40,576	33,171
Accumulated depletion, depreciation, amortization and impairment	(3,112,767)	(2,829,110)
Property and equipment, net	2,434,379	2,628,403
Other assets:
Equity investments	244,601	242,393
Long-term derivative instruments	42,455	51,088
Deferred tax asset	76,327	74,925
Other assets	17,036	6,364
Total other assets	380,419	374,770
Total assets	$3,502,659	$3,334,734
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$235,834	$265,128
Asset retirement obligation—current	75	75
Short-term derivative instruments	5,715	437
Deferred tax liability	51,908	50,697
Current maturities of long-term debt	—	179
Total current liabilities	293,532	316,516
Long-term derivative instrument	10,127	6,935
Asset retirement obligation—long-term	28,471	26,362
Long-term debt, net of current maturities	949,740	946,084
Total liabilities	1,281,870	1,295,897
Commitments and contingencies (Note 10)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock - $.01 par value, 200,000,000 authorized, 125,327,560 issued and outstanding at March 31, 2016 and 108,322,250 at December 31, 2015	1,252	1,082
Paid-in capital	3,239,294	2,824,303
Accumulated other comprehensive loss	(46,119)	(55,177)
Retained deficit	(973,638)	(731,371)
Total stockholders’ equity	2,220,789	2,038,837
Total liabilities and stockholders’ equity	$3,502,659	$3,334,734
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2016	2015
	(In thousands, except share data)
Revenues:
Gas sales	$131,094	$118,570
Oil and condensate sales	17,121	35,500
Natural gas liquid sales	8,746	22,007
Other income	2	240
	156,963	176,317
Costs and expenses:
Lease operating expenses	16,657	16,980
Production taxes	3,111	4,285
Midstream gathering and processing	37,652	25,381
Depreciation, depletion and amortization	65,477	89,909
Impairment of oil and gas properties	218,991	—
General and administrative	10,620	10,799
Accretion expense	247	190
	352,755	147,544
(LOSS) INCOME FROM OPERATIONS	(195,792)	28,773
OTHER (INCOME) EXPENSE:
Interest expense	16,023	8,759
Interest income	(94)	(9)
Loss (income) from equity method investments	30,737	(19,975)
	46,666	(11,225)
(LOSS) INCOME BEFORE INCOME TAXES	(242,458)	39,998
INCOME TAX (BENEFIT) EXPENSE	(191)	14,479
NET (LOSS) INCOME	$(242,267)	$25,519
NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(2.17)	$0.30
Diluted	$(2.17)	$0.30
Weighted average common shares outstanding—Basic	111,509,585	85,679,606
Weighted average common shares outstanding—Diluted	111,509,585	86,120,030

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended March 31,
	2016	2015
	(In thousands)
Net (loss) income	$(242,267)	$25,519
Foreign currency translation adjustment	9,058	(14,984)
Other comprehensive income (loss)	9,058	(14,984)
Comprehensive (loss) income	$(233,209)	$10,535

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2016	108,322,250	$1,082	$2,824,303	$(55,177)	$(731,371)	$2,038,837
Net loss	—	—	—	—	(242,267)	(242,267)
Other Comprehensive Income	—	—	—	9,058	—	9,058
Stock Compensation	—	—	3,341	—	—	3,341
Issuance of Common Stock in public offerings, net of related expenses	16,905,000	169	411,651	—	—	411,820
Issuance of Restricted Stock	100,310	1	(1)	—	—	—
Balance at March 31, 2016	125,327,560	$1,252	$3,239,294	$(46,119)	$(973,638)	$2,220,789

Balance at January 1, 2015	85,655,438	$856	$1,828,602	$(26,675)	$493,513	$2,296,296
Net income	—	—	—	—	25,519	25,519
Other Comprehensive Loss	—	—	—	(14,984)	—	(14,984)
Stock Compensation	—	—	3,462	—	—	3,462
Issuance of Restricted Stock	60,381	1	(1)	—	—	—
Balance at March 31, 2015	85,715,819	$857	$1,832,063	$(41,659)	$519,032	$2,310,293

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(242,267)	$25,519
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discount—Asset Retirement Obligation	247	190
Depletion, depreciation and amortization	65,477	89,909
Impairment of oil and gas properties	218,991	—
Stock-based compensation expense	2,005	2,077
Loss (gain) from equity investments	30,896	(12,759)
Loss (gain) on derivative instruments	7,685	(31,324)
Deferred income tax (benefit) expense	(191)	14,479
Amortization of loan commitment fees	946	617
Amortization of note discount and premium	(563)	(528)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,629)	24,178
(Increase) decrease in accounts receivable—related party	(1)	13
Decrease (increase) in prepaid expenses	1,150	(12,063)
Increase (decrease) in accounts payable and accrued liabilities	6,080	(290)
Settlement of asset retirement obligation	(52)	(981)
Net cash provided by operating activities	83,774	99,037
Cash flows from investing activities:
Deductions to cash held in escrow	—	8
Additions to other property and equipment	(5,183)	(632)
Additions to oil and gas properties	(151,293)	(226,905)
Proceeds from sale of oil and gas properties	630	1,314
Contributions to equity method investments	(1,821)	(6,093)
Distributions from equity method investments	138	817
Net cash used in investing activities	(157,529)	(231,491)
Cash flows from financing activities:
Principal payments on borrowings	(1,685)	(50,045)
Borrowings on line of credit	—	115,000
Borrowings on term loan	5,041	—
Debt issuance costs and loan commitment fees	(116)	(101)
Proceeds from issuance of common stock, net of offering costs and exercise of stock options	411,918	—
Net cash provided by financing activities	415,158	64,854
Net increase (decrease) in cash and cash equivalents	341,403	(67,600)
Cash and cash equivalents at beginning of period	112,974	142,340
Cash and cash equivalents at end of period	$454,377	$74,740
Supplemental disclosure of cash flow information:
Interest payments	$80	$240
Income tax payments	$—	$29,750
Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$1,336	$1,385
Asset retirement obligation capitalized	$1,914	$1,584
Interest capitalized	$1,862	$3,694
Foreign currency translation gain (loss) on equity method investments	$9,058	$(14,984)
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-K. Results for the three month period ended March 31, 2016 are not necessarily indicative of the results expected for the full year.

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
The AEU Acquisition qualified as a business combination for accounting purposes and, as such, the Company estimated the fair value of the acquired properties as of the June 12, 2015 acquisition date. The fair value of the assets and liabilities acquired was estimated using assumptions that represent Level 3 inputs. See Note 12 for additional discussion of the measurement inputs.
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
The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Oil and natural gas properties	$5,506,570	$5,424,342
Office furniture and fixtures	12,866	12,589
Building	24,043	16,915
Land	3,667	3,667
Total property and equipment	5,547,146	5,457,513
Accumulated depletion, depreciation, amortization and impairment	(3,112,767)	(2,829,110)
Property and equipment, net	$2,434,379	$2,628,403

At March 31, 2016, the net book value of the Company's oil and natural gas properties was above the calculated ceiling as a result of the reduced commodity prices for the period leading up to March 31, 2016. As a result, the Company recorded an impairment of its oil and natural gas properties under the full cost method of accounting of $219.0 million for the three months ended March 31, 2016. No impairment of oil and natural gas properties was required under the ceiling test for the three months ended March 31, 2015.
Included in oil and natural gas properties at March 31, 2016 is the cumulative capitalization of $107.7 million in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $7.1 million and $7.2 million for the three months ended March 31, 2016 and 2015, respectively.
The following table summarizes the Company’s non-producing properties excluded from amortization by area at March 31, 2016:

March 31, 2016
(In thousands)
Utica	$1,776,830
Niobrara	4,923
Southern Louisiana	401
Bakken	96
Other	45
$1,782,295

At December 31, 2015, approximately $1.8 billion of non-producing leasehold costs was not subject to amortization.
The Company evaluates the costs excluded from its amortization calculation at least annually. Subject to industry conditions and the level of the Company’s activities, the inclusion of most of the above referenced costs into the Company’s amortization calculation typically occurs within three to five years. However, the majority of the Company's non-producing leases have five-year extension terms which could extend this time frame beyond five years.
A reconciliation of the Company's asset retirement obligation for the three months ended March 31, 2016 and 2015 is as follows:

	March 31, 2016	March 31, 2015
	(In thousands)
Asset retirement obligation, beginning of period	$26,437	$17,938
Liabilities incurred	1,914	1,584
Liabilities settled	(52)	(981)
Accretion expense	247	190
Asset retirement obligation as of end of period	28,546	18,731
Less current portion	75	75
Asset retirement obligation, long-term	$28,471	$18,656

3.	EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of March 31, 2016 and December 31, 2015:

		Carrying value		Loss (income) from equity method investments
	Approximate ownership %	March 31, 2016	December 31, 2015	Three months ended March 31,
				2016	2015
		(In thousands)
Investment in Tatex Thailand II, LLC	23.5%	$—	$—	$(159)	$—
Investment in Tatex Thailand III, LLC	17.9%	—	—	—	—
Investment in Grizzly Oil Sands ULC	24.9999%	39,054	50,645	23,685	4,142
Investment in Timber Wolf Terminals LLC	50.0%	996	999	3	6
Investment in Windsor Midstream LLC	22.5%	27,985	27,955	(167)	(18,787)
Investment in Stingray Cementing LLC	50.0%	2,461	2,487	30	67
Investment in Blackhawk Midstream LLC	48.5%	—	—	—	(7,217)
Investment in Stingray Energy Services LLC	50.0%	5,254	5,908	502	10
Investment in Sturgeon Acquisitions LLC	25.0%	22,393	22,769	377	(568)
Investment in Mammoth Energy Partners LP	30.5%	123,958	131,630	6,466	2,372
Investment in Strike Force Midstream LLC	25.0%	22,500	—	—	—
		$244,601	$242,393	$30,737	$(19,975)

The tables below summarize financial information for the Company's equity investments as of March 31, 2016 and December 31, 2015.

Summarized balance sheet information:

	March 31, 2016	December 31, 2015

	(In thousands)
Current assets	$104,967	$105,537
Noncurrent assets	$1,299,086	$1,293,925
Current liabilities	$67,044	$56,559
Noncurrent liabilities	$151,246	$155,995
Summarized results of operations:

	Three months ended March 31,
	2016	2015
	(In thousands)
Gross revenue	$43,307	$133,556
Net (loss) income	$(25,308)	$90,668
Tatex Thailand II, LLC
The Company has an indirect ownership interest in Tatex Thailand II, LLC (“Tatex II”). Tatex II holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 243,000 acres which includes the Phu Horm Field. During the three months ended March 31, 2016, the Company received $0.2 million in distributions from Tatex II.
Tatex Thailand III, LLC
The Company has an ownership interest in Tatex Thailand III, LLC ("Tatex III"). Tatex III previously owned a concession covering approximately 245,000 acres in Southeast Asia. As of December 31, 2014, the Company reviewed its investment in Tatex III and made the decision to allow the concession to expire in January 2015. As such, the Company fully impaired the asset as of December 31, 2014.
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings Inc. ("Grizzly Holdings"), owns an interest in Grizzly Oil Sands ULC ("Grizzly"), a Canadian unlimited liability company. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc. ("Oil Sands"). As of March 31, 2016, Grizzly had approximately 830,000 acres under lease in the Athabasca and Peace River oil sands regions of Alberta, Canada. Initiation of steam injection at its first project, Algar Lake Phase 1, commenced in January 2014 and first bitumen production was achieved during the second quarter of 2014. In April 2015, Grizzly determined to cease bitumen production at its Algar Lake facility due to the level of commodity prices. Grizzly continues to monitor market conditions as it assesses future plans for the facility. The Company reviewed its investment in Grizzly at March 31, 2016 for impairment based on FASB ASC 323 due to certain qualitative factors and engaged an independent third party to assist management in determining fair value calculations of its investment. As a result of the calculated fair values and other qualitative factors, the Company concluded that an other than temporary impairment was required under FASB ASC 323, resulting in an impairment loss of $23.1 million for the three months ended March 31, 2016, which is included in loss (income) from equity method investments in the consolidated statements of operations. If commodity prices continue to decline, further impairment of the investment in Grizzly may result in the future. During the three months ended March 31, 2016, Gulfport paid $1.8 million in cash calls. Grizzly’s functional currency is the Canadian dollar. The Company's investment in Grizzly was increased by $10.3 million as a result of a foreign currency translation gain and decreased by $15.0 million as a result of a foreign currency translation loss for the three months ended March 31, 2016 and 2015, respectively.
Effective October 5, 2012, Grizzly entered into a $125.0 million revolving credit facility, under which $57.2 million was outstanding at March 31, 2016. Grizzly has agreed to pay the outstanding balance by the maturity date of June 2016, of which Gulfport's share is approximately $14.3 million.

Timber Wolf Terminals LLC
During 2012, the Company invested in Timber Wolf Terminals LLC (“Timber Wolf”). Timber Wolf was formed to operate a crude/condensate terminal and a sand transloading facility in Ohio.
Windsor Midstream LLC
During 2012, the Company purchased an ownership interest in Windsor Midstream LLC (“Midstream”). Midstream owned a 28.4% interest in Coronado Midstream LLC ("Coronado"), a gas processing plant in West Texas. In March 2015, Coronado was sold to Enlink Midstream Partners, LP ("EnLink") for proceeds of approximately $600.0 million, consisting of cash and units representing a limited partnership interest in Enlink. Midstream recorded an $81.6 million gain on the sale of its investment in Coronado. The Company received $0.1 million in distributions from Midstream during the three months ended March 31, 2016.
Stingray Cementing LLC
During 2012, the Company invested in Stingray Cementing LLC ("Stingray Cementing"). Stingray Cementing provides well cementing services. The loss (income) from equity method investments presented in the table above reflects any intercompany profit eliminations.
Blackhawk Midstream LLC
During 2012, the Company invested in Blackhawk Midstream LLC ("Blackhawk"). Blackhawk was formed to coordinate gathering, compression, processing and marketing activities for the Company in connection with the development of its Utica Shale acreage. On January 28, 2014, Blackhawk completed the sale of its equity interests in Ohio Gathering Company, LLC and Ohio Condensate Company, LLC for a purchase price of $190.0 million, of which $14.3 million was placed in escrow. During the first quarter of 2015, the Company received net proceeds of approximately $7.2 million from the release of escrow from the Blackhawk sale, which is included in loss (income) from equity method investments in the consolidated statements of operations.
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
Mammoth Energy Partners LP
In the fourth quarter of 2014, the Company contributed its investments in four entities to Mammoth Energy Partners LP ("Mammoth") for a 30.5% interest in this entity. Mammoth originally intended to pursue its initial public offering in 2014 or 2015; however, Mammoth continues to evaluate market conditions and expects to undertake this offering when commodity prices have recovered. The Company reviewed its investment in Mammoth at March 31, 2016 and determined no impairment was needed. If commodity prices continue to decline, an impairment of the investment in Mammoth may result in the future. The Company's investment in Mammoth was decreased by $1.2 million as a result of a foreign currency loss from Mammoth's foreign subsidiary for the three months ended March 31, 2016. The loss (income) from equity method investments presented in the table above reflects any intercompany profit eliminations.
Strike Force Midstream LLC
In February 2016, the Company, through its wholly owned subsidiary Gulfport Midstream Holdings, LLC ("Midstream Holdings"), entered into an agreement with Rice Midstream Holdings LLC ("Rice"), a subsidiary of Rice Energy Inc., to develop natural gas gathering assets in eastern Belmont County and Monroe County, Ohio (the "dedicated areas"). The

Company contributed certain gathering assets for a 25% interest in the newly formed entity called Strike Force Midstream LLC ("Strike Force"). Rice acts as operator and owns the remaining 75% interest in Strike Force. Construction of the gathering assets, which is underway, is expected to provide gathering services for Gulfport operated wells and connectivity of existing dry gas gathering systems. Strike Force has completed the first phase of the projects: a lateral that connects two existing dry gas gathering systems on which the Company currently flows the majority of its dry gas volumes. First flow from the lateral commenced on February 1, 2016.
The Company accounted for its contribution to Strike Force at fair value under applicable codification guidance. The Company estimated the fair market value of its investment in Strike Force as of the contribution date using the discounted cash flow method under the income approach, based on an independently prepared valuation of the contributed assets. The fair market value was reduced by a discount factor for the lack of marketability due to the Company's minority interest, resulting in a fair value of $22.5 million for the Company's 25% interest. The fair value of the assets contributed was estimated using assumptions that represent Level 3 inputs. See "Note 12 - Fair Value Measurements" for additional discussion of the measurement inputs. The Company has elected to report its proportionate share of Strike Force's earnings on a one-quarter lag as permitted under FASB ASC 323.

4.	VARIABLE INTEREST ENTITIES
As of March 31, 2016, the Company held variable interests in the following variable interest entities ("VIEs"), but was not the primary beneficiary: Mammoth, Stingray Energy, Stingray Cementing, Sturgeon, Midstream and Timber Wolf. These entities have governing provisions that are the functional equivalent of a limited partnership and are considered VIEs because the limited partners or non-managing members lack substantive kick-out or participating rights which causes the equity owners, as a group, to lack a controlling financial interest. The Company is a limited partner or non-managing member in each of these VIEs and is not the primary beneficiary because it does not have a controlling financial interest. The general partner or managing member has power to direct the activities that most significantly impact the VIEs’ economic performance. The Company also held a variable interest in Strike Force due to the fact that it does not have sufficient equity capital at risk. The Company is not the primary beneficiary of this entity.
The Company accounts for its investment in these VIEs following the equity method of accounting. The carrying amounts of the Company’s equity investments are classified as other non-current assets on the accompanying consolidated balance sheets. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is based on the Company’s capital contributions and the economic performance of the VIEs, and is equal to the carrying value of the Company’s investments which is the maximum loss the Company could be required to record in the consolidated statements of operations. See Note 3 for further discussion of these entities, including the carrying amounts of each investment.

5.	OTHER ASSETS
Other assets consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In thousands)
Plugging and abandonment escrow account on the WCBB properties (Note 10)	$3,089	$3,089
Certificates of Deposit securing letter of credit	276	276
Prepaid drilling costs	10,842	58
Loan commitment fees	2,736	2,870
Deposits	34	34
Other	59	37
	$17,036	$6,364

6.	LONG-TERM DEBT
Long-term debt consisted of the following items as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In thousands)
Revolving credit agreement (1)	$—	$—
Building loan (2)	—	1,653
7.75% senior unsecured notes due 2020 (3)	600,000	600,000
6.625% senior unsecured notes due 2023 (4)	350,000	350,000
Net unamortized original issue (discount) premium, net (5)	11,930	12,493
Net unamortized debt issuance costs (6)	(17,231)	(17,883)
Construction loan (7)	5,041	—
Less: current maturities of long term debt	—	(179)
Debt reflected as long term	$949,740	$946,084

The Company capitalized approximately $1.6 million and $3.7 million in interest expense to undeveloped oil and natural gas properties during the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, the Company also capitalized approximately $0.3 million in interest expense related to building construction.
(1) The Company has entered into a senior secured revolving credit facility, as amended, with The Bank of Nova Scotia, as the lead arranger and administrative agent and certain lenders from time to time party thereto. The credit agreement provides for a maximum facility amount of $1.5 billion and matures on June 6, 2018. On February 19, 2016, the Company further amended its revolving credit facility to, among other things, (a) increase the basket for unsecured debt issuances to $1.35 billion from $1.2 billion (of which $950 million was then outstanding), (b) reaffirm the Company’s borrowing base of $700.0 million, and (c) increase the percentage of projected oil and gas production that may be hedged by the Company during 2016. As of March 31, 2016, no balance was outstanding under this revolving credit facility and total funds available for borrowing, after giving effect to an aggregate of $227.8 million of letters of credit, were $472.2 million. This facility is secured by substantially all of the Company's assets. The wholly-owned subsidiaries of the Company guarantee the obligations under the revolving credit facility.
Advances under this revolving credit facility may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 0.50% to 1.50%, plus (2) the highest of: (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 1.50% to 2.50%, plus (2) the London interbank offered rate that appears on pages LIBOR01 or LIBOR02 of the Reuters screen that displays such rate for deposits in U.S. dollars, or, if such rate is not available, the rate as administered by ICE Benchmark Administration (or any other person that takes over administration of such rate) per annum equal to the offered rate on such other page or other service that displays an average London interbank offered rate as administered by ICE Benchmark Administration (or any other person that takes over the administration of such rate) for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars.
The Company's revolving credit facility contains customary negative covenants including, but not limited to, restrictions on the Company's and its subsidiaries' ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in this revolving credit facility. The Company's revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of net funded debt to EBITDAX (net income, excluding (i) any non-cash revenue or expense associated with swap contracts resulting from ASC 815 and (ii) any cash or non-cash revenue or expense attributable to minority investment plus without duplication and, in the case of expenses, to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) exploration costs deducted in determining net income under successful efforts accounting, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings (provided that expenses related to any unsuccessful dispositions will be limited to $3.0 million in the aggregate) for a twelve-month period may not be greater than 4.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. The Company was in compliance with these financial covenants at March 31, 2016.
(2) In March 2011, the Company refinanced the $2.4 million then outstanding under its previous building loan for the office building it occupies in Oklahoma City, Oklahoma. This loan agreement, as subsequently amended, bore interest at the rate of 4.00% per annum, required monthly interest and principal payments of approximately $20,000, was collateralized by the Oklahoma City office building and associated land and had a maturity date of December 2018. The Company paid the balance of the loan in full in February 2016.
(3) On October 17, 2012, the Company issued $250.0 million in aggregate principal amount of senior unsecured notes due 2020 (the "October Notes") under an indenture among the Company, its subsidiary guarantors and Wells Fargo Bank, National Association, as the trustee (the "senior note indenture"). On December 21, 2012, the Company issued an additional $50.0 million in aggregate principal amount of senior unsecured notes due 2020 (the "December Notes") as additional securities under the senior note indenture. The Company used a portion of the net proceeds from the October Notes to repay all amounts outstanding at such time under its revolving credit facility. The Company used the remaining net proceeds of the October Notes and the net proceeds of the December Notes for general corporate purposes, which included funding a portion of its 2013 capital development plan. The October Notes and the December Notes were exchanged for substantially identical notes in the same aggregate principal amount that were registered under the Securities Act in October 2013 (the "Exchange Notes").
On August 18, 2014, the Company issued an additional $300.0 million in aggregate principal amount of senior unsecured notes due 2020 (the "August Notes"). The August Notes were issued as additional securities under the senior note indenture. The Company used a portion of the net proceeds from the August Notes to repay all amounts outstanding at such time under its revolving credit facility. The Company used the remaining net proceeds of the August Notes Offering for general corporate purposes, including funding a portion of its 2014 and 2015 capital development plans. The October Notes, December Notes and the August Notes are collectively referred to as the "2020 Notes".
In connection with the issuance of the 2020 Notes, the Company and the subsidiary guarantors entered into a registration rights agreement with the initial purchasers, pursuant to which the Company and the subsidiary guarantors agreed to file a registration statement with respect to an offering to exchange the 2020 Notes for a new issue of substantially identical debt securities registered under the Securities Act. The exchange offer for the October Notes and the December Notes was completed in October 2013 and the exchange offer for the August Note was completed in March 2015.
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
(6) In accordance with Accounting Standards Update ("ASU") 2015-03, loan issuance costs related to the Notes have been presented as a reduction to the Notes. At March 31, 2016, total unamortized debt issuance costs were $4.8 million for the October Notes, $1.1 million for the December Notes, $4.7 million for the August Notes and $6.6 million for the April Notes.
(7) On June 4, 2015, the Company entered into a construction loan agreement (the "Construction Loan") with InterBank for the construction of a new corporate headquarters in Oklahoma City. The Construction Loan allows for a maximum principal amount of $24.5 million and requires the Company to fund 30% of the estimated cost of the construction before any funds can be drawn, which occurred in January 2016. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.50% per annum and is payable on the last day of the month through May 31, 2017. Monthly interest and principal payments are due beginning June 30, 2017, with the final payment due June 4, 2025. At March 31, 2016, the total borrowings under the Construction Loan were approximately $5.0 million.

7.	COMMON STOCK AND CHANGES IN CAPITALIZATION
Sale of Common Stock
On March 9, 2016, the Company issued 16,905,000 shares of its common stock in an underwritten public offering (which included 2,205,000 shares sold pursuant to an option to purchase additional shares of the Company's common stock granted by the Company to, and exercised in full by, the underwriters). The net proceeds from this equity offering were approximately $411.9 million, after underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from this offering primarily to fund a portion of its 2017 capital development plan and for general corporate purposes.

8.	STOCK-BASED COMPENSATION
During three months ended March 31, 2016 and 2015, the Company’s stock-based compensation cost was $3.3 million and $3.5 million, respectively, of which the Company capitalized $1.3 million and $1.4 million, respectively, relating to its exploration and development efforts.
 The following table summarizes restricted stock activity for the three months ended March 31, 2016:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2016	484,239	$43.51
Granted	236,084	27.30
Vested	(100,310)	45.00
Forfeited	(4,212)	36.69
Unvested shares as of March 31, 2016	615,801	$37.10
Unrecognized compensation expense as of March 31, 2016 related to restricted shares was $18.7 million. The expense is expected to be recognized over a weighted average period of 1.72 years.

9.	EARNINGS PER SHARE
Reconciliations of the components of basic and diluted net income per common share are presented in the tables below:

	Three months ended March 31,
	2016			2015
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net (loss) income	$(242,267)	111,509,585	$(2.17)	$25,519	85,679,606	$0.30
Effect of dilutive securities:
Stock options and awards	—	—		—	440,424
Diluted:
Net (loss) income	$(242,267)	111,509,585	$(2.17)	$25,519	86,120,030	$0.30
There were 650,606 shares of common stock that were considered anti-dilutive for the three months ended March 31, 2016. There were no potential shares of common stock that were considered anti-dilutive for the three months ended March 31, 2015.

10.	COMMITMENTS AND CONTINGENCIES
Plugging and Abandonment Funds
In connection with the Company's acquisition in 1997 of the remaining 50% interest in its WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until the Company's abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company could access the trust for use in plugging and abandonment charges associated with the property, although it has not yet done so. As of March 31, 2016, the plugging and abandonment trust totaled approximately $3.1 million. At March 31, 2016, the Company had plugged 463 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.
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
Effective February 15, 2014, Gulfport's former Chief Executive Officer, James D. Palm, retired and his employment agreement with the Company terminated. The Company entered into a separation agreement with Mr. Palm, under which agreement certain benefits are provided to, and obligations imposed on, Mr. Palm. As of March 31, 2016, the minimum commitment under Mr. Palm's separation agreement was approximately $0.2 million.
Mr. Liddell resigned as the Company's Chairman effective June 2013 at which date his employment agreement with Gulfport terminated. At that same time, the Company entered into a consulting agreement with Mr. Liddell. Mr. Liddell terminated his consulting agreement with the Company effective January 1, 2015.
On April 22, 2014, the Board of Directors appointed Mr. Moore as Chief Executive Officer of the Company. The Company and Mr. Moore entered into an amended and restated employment agreement with a three-year term commencing effective April 22, 2014. The agreement provides, among other things, for a minimum salary level, subject to review and potential increase by the Compensation Committee and/or the Board of Directors, as well as participation in the Company's incentive plans and other employee benefits. Effective as of April 29, 2015, the Company amended and restated its existing employment agreement with Mr. Moore. The employment agreement, as amended and restated as of April 29, 2015, reflects the decision of the compensation committee of the Company’s board of directors to increase Mr. Moore’s annual base salary to $460,000 for 2015 and the determination by the compensation committee to continue to increase Mr. Moore’s annual base salary during 2016 and 2017 so as to achieve alignment between the 25th and 50th percentile of the Company’s peer group disclosed in the Company’s annual proxy statement. The amended and restated employment agreement also eliminated Mr. Moore’s right to receive a fixed annual grant of 40,000 shares of restricted stock. Instead, consistent with the recommendation of the Company’s compensation consultant and approved by the compensation committee, the amended and restated employment agreement provided that Mr. Moore is entitled to receive an award of restricted stock equal to 500% of his annual base salary on the same vesting schedule as previously provided in his employment agreement with respect to his equity awards.
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
The aggregate minimum commitment for future salary at March 31, 2016 under the above listed employment agreements was approximately $1.0 million.

Operating Leases
The Company leases office facilities under non-cancellable operating leases exceeding one year. Future minimum lease commitments under these leases at March 31, 2016 were as follows:

(In thousands)
Remaining 2016	$593
2017	583
2018	54
Total	$1,230
Other Commitments
Effective October 1, 2014 and subsequently amended on November 3, 2015, the Company entered into a Sand Supply Agreement with Muskie Proppant LLC ("Muskie") that expires on September 30, 2018. Pursuant to this agreement, the Company has agreed to purchase annual and monthly amounts of proppant sand subject to exceptions specified in the agreement at agreed pricing, plus agreed costs and expenses. Failure by either Muskie or the Company to deliver or accept the minimum monthly amount results in damages calculated per ton based on the difference between the monthly obligation amount and the amount actually delivered or accepted, as applicable. The Company incurred $1.3 million related to non-utilization fees during the three months ended March 31, 2016.
Effective October 1, 2014, the Company entered into an Amended and Restated Master Services Agreement for pressure pumping services with Stingray Pressure Pumping LLC ("Stingray Pressure") that expires on September 30, 2018. Pursuant to this agreement, Stingray Pressure has agreed to provide hydraulic fracturing, stimulation and related completion and rework services to the Company and the Company has agreed to pay Stingray Pressure a monthly service fee plus the associated costs of the services provided. On February 18, 2016, effective January 1, 2016, the Company amended its Master Services Agreement with Stingray Pressure. The amendment adjusted the amount of service fees payable for the period from January 1, 2016 through September 30, 2016.
Future minimum commitments under these agreements at March 31, 2016 are as follows:

(In thousands)
Remaining 2016	$39,330
2017	52,440
2018	39,330
Total	$131,100
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

11.	DERIVATIVE INSTRUMENTS
Oil, Natural Gas and Natural Gas Liquids Derivative Instruments
The Company seeks to reduce its exposure to unfavorable changes in oil, natural gas and natural gas liquids prices, which are subject to significant and often volatile fluctuation, by entering into fixed over-the-counter fixed price swaps, basis swap and various types of option contracts. These contracts allow the Company to predict with greater certainty the effective oil, natural gas and natural gas liquids prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production.

Fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on Argus Louisiana Light Sweet Crude for oil, the NYMEX West Texas Intermediate for oil, the NYMEX Henry Hub for natural gas and Mont Belvieu for propane. Below is a summary of the Company's open fixed price swap positions as of March 31, 2016.

	Location	Daily Volume (Bbls/day)	Weighted Average Price
April 2016 - June 2016	ARGUS LLS	1,500	$63.03
April 2016 - June 2016	NYMEX WTI	1,000	$61.40

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
April 2016	NYMEX Henry Hub	570,000	$3.23
May 2016 - June 2016	NYMEX Henry Hub	510,000	$3.10
July 2016	NYMEX Henry Hub	530,000	$3.09
August 2016 - September 2016	NYMEX Henry Hub	540,000	$3.07
October 2016	NYMEX Henry Hub	570,000	$3.05
November 2016 - December 2016	NYMEX Henry Hub	525,000	$3.18
January 2017 - March 2017	NYMEX Henry Hub	412,500	$3.13
April 2017 - June 2017	NYMEX Henry Hub	367,500	$3.15
July 2017 - December 2017	NYMEX Henry Hub	305,000	$2.99
January 2018 - December 2018	NYMEX Henry Hub	160,000	$3.01
January 2019 - March 2019	NYMEX Henry Hub	20,000	$3.37

	Location	Daily Volume (Bbls/day)	Weighted Average Price
April 2016 - December 2016	Mont Belvieu	1,500	$19.95
The Company sold call options and used the associated premiums to enhance the fixed price for a portion of the fixed price natural gas swaps listed above. Each short call option has an established ceiling price. When the referenced settlement price is above the price ceiling established by these short call options, the Company pays its counterparty an amount equal to the difference between the referenced settlement price and the price ceiling multiplied by the hedged contract volume.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
January 2017 - March 2017	NYMEX Henry Hub	105,000	$3.27
April 2017 - December 2017	NYMEX Henry Hub	125,000	$3.21
January 2018 - March 2018	NYMEX Henry Hub	20,000	$2.91
For a portion of the combined natural gas derivative instruments containing fixed price swaps and sold call options, the counterparty has an option to extend the original terms an additional twelve months for the period January 2017 through December 2017. The option to extend the terms expires in December 2016. If executed, the Company would have additional fixed price swaps for 30,000 MMBtu per day at a weighted average price of $3.33 per MMBtu and additional short call options for 30,000 MMBtu per day at a weighted average ceiling price of $3.33 per MMBtu.
In addition, the Company has entered into natural gas basis swap positions, which settle on the pricing index to basis differential of MichCon or Tetco M2 to the NYMEX Henry Hub natural gas price. As of March 31, 2016, the Company had the following natural gas basis swap positions for MichCon and Tetco M2, respectively.

	Location	Daily Volume (MMBtu/day)	Hedged Differential
April 2016 - December 2016	MichCon	40,000	$0.02
November 2016 - March 2017	Tetco M2	50,000	$(0.59)
Balance sheet presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company's derivative instruments on a gross basis at March 31, 2016:

(In thousands)
Short-term derivative instruments - asset	$152,211
Long-term derivative instruments - asset	$42,455
Short-term derivative instruments - liability	$5,715
Long-term derivative instruments - liability	$10,127
Gains and losses
For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The Company has no cash flow hedges in place for the three months ended March 31, 2016 and 2015, as all fixed price swaps, swaptions and basis swaps had either been deemed ineffective at their inception or had been accounted for using the mark-to-market accounting method.
The following table presents the gain and loss recognized in gas sales, oil and condensate sales and natural gas liquids sales in the accompanying consolidated statements of operations due to the change in fair value of derivative instruments for the three months ended March 31, 2016 and 2015.

	Loss (gain) on derivative instruments
	Three months ended March 31,
	2016	2015
	(In thousands)
Gas sales	$(1,709)	$29,196
Oil and condensate sales	(5,062)	2,128
Natural gas liquids sales	(914)	—
Total	$(7,685)	$31,324
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

12.	FAIR VALUE MEASUREMENTS

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
The following tables summarize the Company’s financial and non-financial assets and liabilities by FASB ASC 820 valuation level as of March 31, 2016:

	March 31, 2016
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$194,666	$—
Liabilities:
Derivative Instruments	$—	$15,842	$—

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
The estimated fair values of proved oil and gas properties assumed in business combinations are based on a discounted cash flow model and market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk-adjusted discount rates. The estimated fair values of unevaluated oil and gas properties was based on geological studies, historical well performance, location and applicable mineral lease terms. Based on the unobservable nature of certain of the inputs, the estimated fair value of the oil and gas properties assumed is deemed to use Level 3 inputs. See Note 1 for further discussion of the Company's acquisitions.
The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, Asset Retirement and Environmental Obligations (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 2 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the three months ended March 31, 2016 were approximately $1.9 million.

Due to the unobservable nature of the inputs, the fair value of the Company's investment in Grizzly was estimated using assumptions that represent Level 3 inputs. The Company estimated the fair value of the investment as of March 31, 2016 to be approximately $39.1 million. See Note 3 for further discussion of the Company's investment in Grizzly.
Due to the unobservable nature of the inputs, the fair value of the Company's initial investment in Strike Force was estimated using assumptions that represent Level 3 inputs. The Company's estimated fair value of the investment as of the February 1, 2016 contribution date was $22.5 million. See Note 3 for further discussion of the Company's contribution to Strike Force.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts on the accompanying consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and current debt are carried at cost, which approximates market value due to their short-term nature. Long-term debt related to the Construction Loan is carried at cost, which approximates market value based on the borrowing rates currently available to the Company with similar terms and maturities.
At March 31, 2016, the carrying value of the outstanding debt represented by the Notes was approximately $944.7 million, including the remaining unamortized discount of approximately $2.4 million related to the October Notes, the remaining unamortized premium of approximately $0.3 million related to the December Notes and $14.0 million related to the August Notes. Also, included in the carrying value of the Notes is unamortized debt issuance cost of approximately $4.8 million related to the October Notes, approximately $1.1 million related to the December Notes, approximately $4.7 million related to the August Notes and approximately $6.6 million related to the 2023 Notes. Based on the quoted market price, the fair value of the Notes was determined to be approximately $924.3 million at March 31, 2016.

14.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION
On October 17, 2012, December 21, 2012 and August 18, 2014, the Company issued an aggregate of $600.0 million principal amount of its 7.75% Senior Notes. The October Notes, December Notes, and the August Notes are collectively referred to as the "2020 Notes". The 2020 Notes are guaranteed on a senior unsecured basis by all existing consolidated subsidiaries that guarantee the Company's secured revolving credit facility or certain other debt (the "Guarantors"). The 2020 Notes are not guaranteed by Grizzly Holdings, Inc. (the "Non-Guarantor"). The Guarantors are 100% owned by Gulfport (the "Parent"), and the guarantees are full, unconditional, joint and several. There are no significant restrictions on the ability of the Parent or the Guarantors to obtain funds from each other in the form of a dividend or loan.
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

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	March 31, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$453,743	$634	$—	$—	$454,377
Accounts receivable - oil and gas	78,419	2,324	—	(2,242)	78,501
Accounts receivable - related parties	17	—	—	—	17
Accounts receivable - intercompany	341,062	661	—	(341,723)	—
Prepaid expenses and other current assets	2,755	—	—	—	2,755
Short-term derivative instruments	152,211	—	—	—	152,211
Total current assets	1,028,207	3,619	—	(343,965)	687,861
Property and equipment:
Oil and natural gas properties, full-cost accounting	5,174,684	332,615	—	(729)	5,506,570
Other property and equipment	40,533	43	—	—	40,576
Accumulated depletion, depreciation, amortization and impairment	(3,112,737)	(30)	—	—	(3,112,767)
Property and equipment, net	2,102,480	332,628	—	(729)	2,434,379
Other assets:
Equity investments	234,063	22,500	39,054	(51,016)	244,601
Long-term derivative instruments	42,455	—	—	—	42,455
Deferred tax asset	76,327	—	—	—	76,327
Other assets	17,038	(2)	—	—	17,036
Total other assets	369,883	22,498	39,054	(51,016)	380,419
Total assets	$3,500,570	$358,745	$39,054	$(395,710)	$3,502,659

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$233,745	$4,801	$—	$(2,712)	$235,834
Accounts payable - intercompany	—	341,128	125	(341,253)	—
Asset retirement obligation - current	75	—	—	—	75
Short-term derivative instruments	5,715	—	—	—	5,715
Deferred tax liability	51,908	—	—	—	51,908
Total current liabilities	291,443	345,929	125	(343,965)	293,532
Long-term derivative instrument	10,127	—	—	—	10,127
Asset retirement obligation - long-term	28,471	—	—	—	28,471
Long-term debt	949,740	—	—	—	949,740
Total liabilities	1,279,781	345,929	125	(343,965)	1,281,870

Stockholders' equity:
Common stock	1,252	—	—	—	1,252
Paid-in capital	3,239,294	22,822	243,374	(266,196)	3,239,294
Accumulated other comprehensive (loss) income	(46,119)	—	(44,903)	44,903	(46,119)
Retained (deficit) earnings	(973,638)	(10,006)	(159,542)	169,548	(973,638)
Total stockholders' equity	2,220,789	12,816	38,929	(51,745)	2,220,789
Total liabilities and stockholders' equity	$3,500,570	$358,745	$39,054	$(395,710)	$3,502,659

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2015
	Parent	Guarantors		Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$112,494	$479		$1	$—	$112,974
Accounts receivable - oil and gas	72,241	54		—	(423)	71,872
Accounts receivable - related parties	16	—		—	—	16
Accounts receivable - intercompany	326,475	60		—	(326,535)	—
Prepaid expenses and other current assets	3,905	—		—	—	3,905
Short-term derivative instruments	142,794	—		—	—	142,794
Total current assets	657,925	593		1	(326,958)	331,561

Property and equipment:
Oil and natural gas properties, full-cost accounting,	5,108,258	316,813		—	(729)	5,424,342
Other property and equipment	33,128	43		—	—	33,171
Accumulated depletion, depreciation, amortization and impairment	(2,829,081)	(29)		—	—	(2,829,110)
Property and equipment, net	2,312,305	316,827		—	(729)	2,628,403
Other assets:
Equity investments	231,892	—		50,644	(40,143)	242,393
Long-term derivative instruments	51,088	—		—	—	51,088
Deferred tax assets	74,925	—		—	—	74,925
Other assets	6,364	—		—	—	6,364
Total other assets	364,269	—		50,644	(40,143)	374,770
Total assets	$3,334,499	$317,420		$50,645	$(367,830)	$3,334,734

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$264,893	$527		$—	$(292)	$265,128
Accounts payable - intercompany	—	326,541		124	(326,665)	—
Asset retirement obligation - current	75	—	—	—	—	75
Short-term derivative instruments	437	—		—	—	437
Deferred tax liability	50,697	—		—	—	50,697
Current maturities of long-term debt	179	—		—	—	179
Total current liabilities	316,281	327,068		124	(326,957)	316,516

Long-term derivative instrument	6,935	—		—	—	6,935
Asset retirement obligation - long-term	26,362	—		—	—	26,362
Long-term debt, net of current maturities	946,084	—		—	—	946,084
Total liabilities	1,295,662	327,068		124	(326,957)	1,295,897

Stockholders' equity:
Common stock	1,082	—		—	—	1,082
Paid-in capital	2,824,303	322		241,553	(241,875)	2,824,303
Accumulated other comprehensive (loss) income	(55,177)	—		(55,177)	55,177	(55,177)
Retained (deficit) earnings	(731,371)	(9,970)		(135,855)	145,825	(731,371)
Total stockholders' equity	2,038,837	(9,648)		50,521	(40,873)	2,038,837
Total liabilities and stockholders' equity	$3,334,499	$317,420		$50,645	$(367,830)	$3,334,734

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended March 31, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$156,751	$212	$—	$—	$156,963

Costs and expenses:
Lease operating expenses	16,472	185	—	—	16,657
Production taxes	3,087	24	—	—	3,111
Midstream gathering and processing	37,623	29	—	—	37,652
Depreciation, depletion, and amortization	65,476	1	—	—	65,477
Impairment of oil and gas properties	218,991	—	—	—	218,991
General and administrative	10,612	6	2	—	10,620
Accretion expense	247	—	—	—	247
	352,508	245	2	—	352,755

LOSS FROM OPERATIONS	(195,757)	(33)	(2)	—	(195,792)

OTHER (INCOME) EXPENSE:
Interest expense	16,022	1	—	—	16,023
Interest income	(94)	—	—	—	(94)
Loss (income) from equity method investments and investments in subsidiaries	30,773	—	23,685	(23,721)	30,737
	46,701	1	23,685	(23,721)	46,666

(LOSS) INCOME BEFORE INCOME TAXES	(242,458)	(34)	(23,687)	23,721	(242,458)
INCOME TAX BENEFIT	(191)				(191)

NET (LOSS) INCOME	$(242,267)	$(34)	$(23,687)	$23,721	$(242,267)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended March 31, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$175,832	$485	$—	$—	$176,317

Costs and expenses:
Lease operating expenses	16,787	193	—	—	16,980
Production taxes	4,253	32	—	—	4,285
Midstream gathering and processing	25,374	7	—	—	25,381
Depreciation, depletion, and amortization	89,908	1	—	—	89,909
General and administrative	10,761	36	2	—	10,799
Accretion expense	190	—	—	—	190
	147,273	269	2	—	147,544

INCOME (LOSS) FROM OPERATIONS	28,559	216	(2)	—	28,773

OTHER (INCOME) EXPENSE:
Interest expense	8,759	—	—	—	8,759
Interest income	(9)	—	—	—	(9)
(Income) loss from equity method investments and investments in subsidiaries	(20,189)	—	4,142	(3,928)	(19,975)
	(11,439)	—	4,142	(3,928)	(11,225)

INCOME (LOSS) BEFORE INCOME TAXES	39,998	216	(4,144)	3,928	39,998
INCOME TAX EXPENSE	14,479	—	—	—	14,479

NET INCOME (LOSS)	$25,519	$216	$(4,144)	$3,928	$25,519

	Three months ended March 31, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net (loss) income	$(242,267)	$(34)	$(23,687)	$23,721	$(242,267)
Foreign currency translation adjustment	9,058	—	10,273	(10,273)	9,058
Other comprehensive income (loss)	9,058	—	10,273	(10,273)	9,058
Comprehensive (loss) income	$(233,209)	$(34)	$(13,414)	$13,448	$(233,209)

	Three months ended March 31, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$25,519	$216	$(4,144)	$3,928	$25,519
Foreign currency translation adjustment	(14,984)	—	(14,984)	14,984	(14,984)
Other comprehensive (loss) income	(14,984)	—	(14,984)	14,984	(14,984)
Comprehensive income (loss)	$10,535	$216	$(19,128)	$18,912	$10,535

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three months ended March 31, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$83,620	$155	$(1)	$—	$83,774

Net cash (used in) provided by investing activities	(157,529)	(22,500)	(1,821)	24,321	(157,529)

Net cash provided by (used in) financing activities	415,158	22,500	1,821	(24,321)	415,158

Net increase (decrease) in cash and cash equivalents	341,249	155	(1)	—	341,403

Cash and cash equivalents at beginning of period	112,494	479	1	—	112,974

Cash and cash equivalents at end of period	$453,743	$634	$—	$—	$454,377

	Three months ended March 31, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by operating activities	$95,879	$3,158	$—	$—	$99,037

Net cash (used in) provided by investing activities	(228,601)	(2,890)	(6,093)	6,093	(231,491)

Net cash provided by (used in) financing activities	64,854	—	6,093	(6,093)	64,854

Net (decrease) increase in cash and cash equivalents	(67,868)	268	—	—	(67,600)

Cash and cash equivalents at beginning of period	141,535	804	1	—	142,340

Cash and cash equivalents at end of period	$73,667	$1,072	$1	$—	$74,740

15.	RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years, using either a full or a modified retrospective application approach. In July 2015, the FASB decided to defer the effective date by one year (until 2018). The Company is in the process of evaluating the impact of this ASU on its consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for periods after December 15, 2016, with early adoption permitted. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU provides additional guidance to reporting entities in evaluating whether certain legal entities, such as limited partnerships, limited liability corporation and securitization structure, should be consolidated. The ASU is considered to be an improvement on current accounting requirements as it reduces the number of existing consolidation models. The ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective or modified retrospective approach, with early adoption permitted. The Company adopted this ASU on January 1, 2016. As a result, certain of the Company's equity investments were determined to be variable interest entites; however, the Company was not required to consolidate these investments.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance is effective for periods after December 15, 2015. The Company adopted this guidance effective December 31, 2015, and has reclassified $17.2 million and $17.9 million of debt issuance costs to offset long-term debt at March 31, 2016 and December 31, 2015, respectively, as shown in Note 6.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The guidance eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Measurement period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if the prior-period information had been revised. The guidance is effective for periods after December 15, 2015. The Company adopted this guidance in the first quarter of 2016 and there was no impact to its consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 705). Current guidance requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for periods after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance requires the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liability for those leases currently classified as operating leases. The accounting for lessors is largely unchanged. The guidance is effective for periods after December 15,

2018, with early adoption permitted. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The guidance was issued to clarify that change in the counterparty to a derivative instrument that had been designated as the hedging instrument under Topic 815, does not require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective for periods after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact on its consolidated financial statements. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements because all current derivative instruments are not designated for hedge accounting.
In March 2016, the FASB issued ASU No. 2016-07, Equity Method and Joint Ventures. This guidance simplified current requirements by eliminating the need to retrospectively apply the equity method of accounting upon obtaining significant influence over an investment that it previously accounted for under the cost basis or at fair value. This guidance is effective for periods after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact on its consolidated financial statements. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements because all current investments are accounted under the equity method investment.
In March 2016, the FSB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance was intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  This guidance is effective for periods after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements.

16.	SUBSEQUENT EVENTS
Derivatives

In April 2016, the Company entered into fixed price swaps for the period November 2017 through March 2018, for 50,000 MMBtu of natural gas per day at a weighted average price of $3.17 per MMBtu. The Company's fixed price swap contracts are tied to the commodity prices on NYMEX. The Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price as listed on NYMEX for natural gas.

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
2016 Operational Highlights

•
Production increased 65% to 62,993 net million cubic feet of natural gas equivalent, or MMcfe, for the three months ended March 31, 2016 from 38,198 MMcfe for the three months ended March 31, 2015. Our net daily production mix was comprised of approximately 85% of natural gas, 9% of natural gas liquids, or NGLs, and 6% of oil.

•
During the three months ended March 31, 2016, we spud ten gross (7.1 net) wells, participated in an additional eight gross (0.49 net) wells that were drilled by other operators on our Utica Shale acreage and recompleted 17 gross and net wells. Of our ten new wells spud at March 31, 2016, seven were in various stages of completion and three were being drilled. In addition, we turned-to-sales 15 gross (8.0 net) wells during the three months ended March 31, 2016.

•	During the three months ended March 31, 2016, we reduced our unit midstream gathering and processing expense by 10% to $0.60 per Mcfe from $0.66 per Mcfe during the three months ended March 31, 2015.

•
In February 2016, we, through our wholly owned subsidiary Gulfport Midstream Holdings, LLC, or Midstream Holdings, entered into an agreement with Rice Midstream Holdings LLC, or Rice, a subsidiary of Rice Energy Inc., to develop natural gas gathering assets in eastern Belmont County and Monroe County, Ohio. We contributed certain gathering assets for a 25% interest in the newly formed entity called Strike Force Midstream LLC, or Strike Force. Rice acts as operator and owns the remaining 75% interest in Strike Force. See "— 2016 Updates Regarding Our Equity Investments - Other Investments" below for additional information regarding this investment.

•
On March 9, 2016, we issued 16,905,000 shares of our common stock in an underwritten public offering (which included 2,205,000 shares sold pursuant to an option to purchase additional shares of our common stock granted to and exercised by the underwriters in full). The net proceeds from this equity offering were approximately $411.9 million, after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds from this offering primarily to fund a portion of our 2017 capital development plan and for general corporate purposes.

2016 Production and Drilling Activity
During the three months ended March 31, 2016, our total net production was 53,306,532 thousand cubic feet, or Mcf, of natural gas, 601,844 barrels of oil and 42,527,287 gallons of NGLs for a total of 62,993 MMcfe, as compared to 25,965,064 Mcf of natural gas, 765,575 barrels of oil and 53,478,118 gallons of NGLs, or 38,198 MMcfe, for the three months ended March 31, 2015. Our total net production averaged approximately 692.2 MMcfe per day during the three months ended March 31, 2016 as compared to 424.4 MMcfe per day during the same period in 2015. The 65% increase in production is largely the result of the continuing development of our Utica Shale acreage.
Utica Shale. As of April 29, 2016, we had acquired leasehold interests in approximately 239,000 gross (231,000 net) acres in the Utica Shale. From January 1, 2016 through April 29, 2016, we spud 15 gross (12 net) wells, of which 12 were in various stages of completion and three were still being drilled at April 29, 2016. In addition, eight gross (0.49 net) wells were drilled by other operators on our Utica Shale acreage during the three months ended March 31, 2016.
As of April 29, 2016, we had three rigs under contract on our Utica Shale acreage. We currently intend to spud 29 to 32 gross (19 to 21 net) wells on our Utica Shale acreage in 2016.
Aggregate net production from our Utica Shale acreage during the three months ended March 31, 2016 was approximately 61,038 MMcfe, or 670.7 MMcfe per day, 87% of which was from natural gas and 13% of which was from oil and NGLs. During April 2016, our average daily net production from the Utica Shale was approximately 665.8 MMcfe, 89% of which was from natural gas and 11% of which was from oil and NGLs. The slight decrease in April 2016 production was a result of natural production declines and the timing of our wells turned-to-sales in 2016.
WCBB. From January 1, 2016 through April 29, 2016, we recompleted ten wells and spud no new wells.
Aggregate net production from the WCBB field during the three months ended March 31, 2016 was approximately 1,323 MMcfe, or an average of 14.5 MMcfe per day, 99% of which was from oil and 1% of which was from natural gas. During April 2016, our average net daily production at WCBB was approximately 15.2 MMcfe, 100% of which was from oil. The slight increase in April 2016 production was primarily a result of our 2016 recompletion activities.
East Hackberry Field. From January 1, 2016 through April 29, 2016, we recompleted ten wells and spud no new wells.
Aggregate net production from the East Hackberry field during the three months ended March 31, 2016 was approximately 498 MMcfe, or an average of 5.5 MMcfe per day, 96% of which was from oil and 4% of which was from natural gas. During April 2016, our average net daily production at East Hackberry was approximately 6.3 MMcfe, 95% of which was from oil and 5% of which was from natural gas. The increase in April 2016 production is primarily the result of our 2016 recompletion activities.
West Hackberry Field. From January 1, 2016 through April 29, 2016, we did not spud any wells in our West Hackberry field.

Aggregate net production from the West Hackberry field was approximately 51 MMcfe, or an average of 555.4 Mcfe per day, 96% of which was from oil and 4% of which was from natural gas. During April 2016, our average net daily production at West Hackberry was approximately 464.4 Mcfe, 81% of which was from oil and 19% of which was from natural gas.
Niobrara Formation. As of March 31, 2016, we held leases for approximately 5,300 net acres in the Niobrara Formation in Northwestern Colorado. From January 1, 2016 through April 29, 2016, there were no wells spud on our Niobrara Formation acreage and aggregate net production was approximately 25 MMcfe, or an average of 269.8 Mcfe per day during the three months ended March 31, 2016, 100% of which was from oil. During April 2016, our average net daily production from our Niobrara Formation acreage was approximately 258.0 Mcfe, 100% of which was from oil. During 2016, we currently do not anticipate drilling any wells in the Niobrara Formation.
Bakken. As of March 31, 2016, we held approximately 778 net acres in the Bakken Formation of Western North Dakota and Eastern Montana with interests in 18 wells and overriding royalty interests in certain existing and future wells. Aggregate net production from this acreage during the three months ended March 31, 2016 was approximately 58 MMcfe, or an average of 639.1 Mcfe per day, of which 87% was from oil, 10% was from natural gas and 3% was from NGLs. During April 2016, our average daily net production from our Bakken Formation acreage was approximately 544.0 Mcfe, of which 81% was from oil and NGLs and 19% was from natural gas.
2016 Updates Regarding Our Equity Investments
Grizzly Oil Sands. We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. As of March 31, 2016, Grizzly had approximately 830,000 net acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. Grizzly has three oil sands projects in various stages of development. We reviewed our investment in Grizzly at March 31, 2016 for impairment, resulting in an aggregate other than temporary impairment write down of $23.1 million for the quarter ended March 31, 2016.  If commodity prices continue to decline, further impairment of our investment in Grizzly may result in the future.
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
Other Investments. In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations, including drilling, completion and workover activities, rental tools, cementing, pressure pumping, gathering, compression, processing and marketing activities and mining, processing and sale of hydraulic fracturing grade sand. See Note 3 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments.
In February 2016, we, through our wholly owned subsidiary Midstream Holdings, entered into an agreement with Rice, a subsidiary of Rice Energy Inc., to develop natural gas gathering assets in eastern Belmont County and Monroe County, Ohio, which we refer to as the dedicated areas. We contributed certain gathering assets for a 25% interest in the newly formed entity called Strike Force. Rice will act as operator and owns the remaining 75% interest in Strike Force. Construction of the gathering assets, which is underway, is expected to provide gathering services for our operated wells and connectivity of existing dry gas gathering systems. Strike Force has completed the first phase of the projects: a lateral that connects two existing dry gas gathering systems on which we currently flow the majority of our dry gas volumes. The lateral has been commissioned and first flow commenced on February 1, 2016. In connection with the formation of Strike Force, we contributed certain assets, including an approximately 11 mile-long, 12-inch diameter gathering line.
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
Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled approximately $1.8 billion at both March 31, 2016 and December 31, 2015. These costs are reviewed quarterly by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.
Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling (as defined in the preceding paragraph). If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. As a result of the decline in commodity prices, we recognized a ceiling test impairment of $219.0 million for the three months ended March 31, 2016. If prices of oil, natural gas and natural gas liquids continue to decline, we may be required to further write down the value of our oil and natural gas properties, which could negatively affect our results of operations.
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
Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management's opinion, it is more likely than not that some portion will not be realized. At March 31, 2016, a valuation allowance of $365.4 million had been established for the net deferred tax asset, with the exception of certain state NOL's and alternative minimum tax, or AMT, credits that we expect to utilize based on the uncertainty these assets may be realized.
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
We review our investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, we recognize an impairment provision. For the period ended March 31, 2016, we recognized an impairment loss related to our investment in Grizzly of approximately $23.1 million.
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

Derivative Instruments and Hedging Activities. We seek to reduce our exposure to unfavorable changes in oil, natural gas and natural gas liquids prices, which are subject to significant and often volatile fluctuation, by entering into over-the-counter fixed price swaps, basis swaps and various types of option contracts. We follow the provisions of FASB ASC 815, Derivatives and Hedging, as amended. It requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. We estimate the fair value of all derivative instruments using industry-standard models that considered various assumptions including current market and contractual prices for the underlying instruments, implied volatility, time value and nonperformance risk, as well as other relevant economic measures.
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
See Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for a summary of our derivative instruments in place as of March 31, 2016.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2016 and 2015
We reported a net loss of $242.3 million for the three months ended March 31, 2016 as compared to net income of $25.5 million for the three months ended March 31, 2015. This $267.8 million decrease in period-to-period net income was due primarily to an impairment charge of $219.0 million, a 46% decrease in realized Mcfe prices to $2.49 from $4.61, a $7.3 million increase in interest expense and a $12.3 million increase in midstream gathering and processing expenses, partially offset by a 65% increase in net production to 62,993 MMcfe from 38,198 MMcfe, a $24.4 million decrease in depreciation, depletion and amortization expense and a $14.7 million decrease in income tax expense for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Oil and Gas Revenues. For the three months ended March 31, 2016, we reported oil and natural gas revenues of $157.0 million as compared to oil and natural gas revenues of $176.1 million during the same period in 2015. This $19.1 million, or 11%, decrease in revenues was primarily attributable to a 46% decrease in realized Mcfe prices to $2.49 from $4.61 due to the continued decline in commodity prices and a shift in our production mix toward natural gas, partially offset by a 65% increase in net production to 62,993 MMcfe from 38,198 MMcfe for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
The following table summarizes our oil and natural gas production and related pricing for the three months ended March 31, 2016, as compared to such data for the three months ended March 31, 2015:

	Three months ended March 31,
	2016	2015
Oil production volumes (MBbls)	602	766
Gas production volumes (MMcf)	53,307	25,965
Natural gas liquids production volumes (MGal)	42,527	53,478
Gas equivalents (MMcfe)	62,993	38,198
Average oil price (per Bbl)	$28.45	$46.37
Average gas price (per Mcf)	$2.46	$4.57
Average natural gas liquids (per Gal)	$0.21	$0.41
Gas equivalents (per Mcfe)	$2.49	$4.61

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes decreased to $16.7 million for the three months ended March 31, 2016 from $17.0 million for the three months ended March 31, 2015. This decrease was mainly the result of a decrease in expenses related to contract labor and location, road and equipment repairs, partially offset by increases in ad valorem taxes and water hauling.
Production Taxes. Production taxes decreased $1.2 million to $3.1 million for the three months ended March 31, 2016 from $4.3 million for the three months ended March 31, 2015. This decrease was related to changes in our product mix and production location as well as a decrease in realized prices.
Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased by $12.3 million to $37.7 million for the three months ended March 31, 2016 from $25.4 million for the same period in 2015. This increase was primarily attributable to midstream expenses related to our increased production volumes in the Utica Shale resulting from our 2015 drilling activities.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense decreased to $65.5 million for the three months ended March 31, 2016, and consisted of $64.8 million in depletion of oil and natural gas properties and $0.7 million in depreciation of other property and equipment, as compared to total DD&A expense of $89.9 million for the three months ended March 31, 2015. This decrease was due to a decrease in our full cost pool as a result of our 2015 and 2016 ceiling test impairments and an increase in our total proved reserves volume used to calculate our total DD&A expense, partially offset by an increase in our production.
General and Administrative Expenses. Net general and administrative expenses decreased to $10.6 million for the three months ended March 31, 2016 from $10.8 million for the three months ended March 31, 2015. This $0.2 million decrease was due to a decrease in franchise taxes, travel expense, corporate fees, and stock compensation expense, partially offset by increases in legal fees, accounting fees, computer expenses and bank fees.
Accretion Expense. Accretion expense remained relatively flat at $0.2 million for the three months ended March 31, 2016 and 2015.
Interest Expense. Interest expense increased to $16.0 million for the three months ended March 31, 2016 from $8.8 million for the three months ended March 31, 2015 due primarily to the issuance of $350.0 million of 6.625% Senior Notes due 2023 on April 21, 2015. This increase is partially offset by total weighted average debt outstanding under our revolving credit facility of $136.5 million for the three months ended March 31, 2015 as compared to no debt outstanding under such facility for the three months ended March 31, 2016. As of March 31, 2016, no borrowings were outstanding under this credit facility as compared to $165.0 million outstanding under such facility at March 31, 2015. Additionally, we capitalized approximately $1.6 million and $3.7 million in interest expense to undeveloped oil and natural gas properties during the three months ended March 31, 2016 and 2015, respectively. This decrease in capitalized interest in the 2016 period was the result of changes to our development plan for our oil and natural gas properties.
Income Taxes. As of March 31, 2016, we had a net operating loss carryforward of approximately $132.0 million, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management's opinion, it is more likely than not that some portion will not be realized. At March 31, 2016, a valuation allowance of $365.4 million had been provided against the net deferred tax asset, with the exception of certain state net operating losses and AMT credits that we expect to be able to utilize with net operating loss carrybacks and tax planning in the amount of $24.4 million. We recognized an income tax benefit of $0.2 million for the three months ended March 31, 2016.
Liquidity and Capital Resources
Overview. Historically, our primary sources of funds have been cash flow from our producing oil and natural gas properties, borrowings under our credit facility and the issuances of equity and debt securities. Our ability to access any of these sources of funds can be significantly impacted by decreases in oil and natural gas prices or oil and natural gas production. During 2015, we received net proceeds of approximately $343.6 million from the sale of our 6.625% Senior Notes due 2023 issued in April 2015. In addition, we received an aggregate of $981.5 million in net proceeds from the sale of shares of our common stock in underwritten public offerings completed in April and June 2015.
On March 9, 2016, we issued 16,905,000 shares of our common stock in an underwritten public offering (which included 2,205,000 shares sold pursuant to an option to purchase additional shares of our common stock granted by the us to, and exercised in full by, the underwriters). The net proceeds from this equity offering were approximately $411.9 million, after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds from the offering primarily to fund a portion of our 2017 capital development plan and for general corporate purposes.
Net cash flow provided by operating activities was $83.8 million for the three months ended March 31, 2016 as compared to net cash flow provided by operating activities of $99.0 million for the same period in 2015. This decrease was primarily the result of a decrease in cash receipts from our oil and natural gas purchasers due to a 46% decrease in net realized Mcfe prices, partially offset by a 65% increase in our net Mcfe production. In addition, in the first quarter of 2015, we received net proceeds of $7.2 million from the release of escrow from the Blackhawk sale.
Net cash used in investing activities for the three months ended March 31, 2016 was $157.5 million as compared to $231.5 million for the same period in 2015. During the three months ended March 31, 2016, we spent $151.3 million in additions to oil and natural gas properties, of which $47.1 million was spent on our 2016 drilling and completion programs, $67.3 million was spent on expenses attributable to the wells spud and completed during 2015, $2.8 million was spent on facility enhancements, $24.7 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale, with the remainder attributable mainly to capitalized general and administrative expenses. In addition, $1.8 million was invested in Grizzly during the three months ended March 31, 2016. We did not make any investments in our other equity investments during the three months ended March 31, 2016.
Net cash provided by financing activities for the three months ended March 31, 2016 was $415.2 million as compared to net cash provided by financing activities of $64.9 million for the same period in 2015. The 2016 amount provided by financing activities is primarily attributable to the net proceeds of approximately $411.9 million from our 2016 equity offering.
Credit Facility. We have entered into a senior secured revolving credit facility, as amended, with The Bank of Nova Scotia, as the lead arranger and administrative agent and certain lenders from time to time party thereto. The credit agreement provides for a maximum facility amount of $1.5 billion and matures on June 6, 2018. On February 19, 2016, we further amended our credit facility to, among other things, (a) increase the basket for unsecured debt issuances to $1.35 billion from $1.2 billion (of which $950 million was then outstanding), (b) reaffirm our borrowing base of $700.0 million, and (c) increase the percentage of projected oil and gas production that may be hedged by us during 2016. As of March 31, 2016, we had no balance outstanding under our revolving credit facility and total funds available for borrowing, after giving effect to an aggregate of $227.8 million of outstanding letters of credit, were $472.2 million. This facility is secured by substantially all of our assets. Our wholly-owned subsidiaries guarantee our obligations under our revolving credit facility.
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
Our revolving credit facility contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries' ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in our revolving credit facility. Our revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of net funded debt to EBITDAX (net income, excluding (i) any non-cash revenue or expense associated with swap contracts resulting from ASC 815 and (ii) any cash or non-cash revenue or expense attributable to minority investment plus without duplication and, in the case of expenses, to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) exploration costs deducted in determining net income under successful efforts accounting, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings (provided that expenses related to any unsuccessful dispositions will be limited to $3.0 million in the aggregate) for a twelve-month period may not be greater than 4.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with these financial covenants at March 31, 2016.
Senior Notes. In October 2012, December 2012 and August 2014, we issued an aggregate of $600.0 million in principal amount of our senior notes due 2020 which we refer to as the 2020 Notes. Interest on the 2020 Notes accrues at a rate of 7.75% per annum on the outstanding principal amount payable semi-annually on May 1 and November 1 of each year. The 2020 Notes mature on November 1, 2020.
In April 2015, we issued an aggregate of $350.0 million in principal amount of our senior notes due 2023. Interest on these senior notes, which we refer to as the 2023 Notes, accrues at a rate of 6.625% per annum on the outstanding principal amount thereof on May 1 and November 1 of each year. The 2023 Notes mature on May 1, 2023. The 2020 Notes and the 2023 Notes are our senior unsecured obligations and rank equally in right of payment with all of our other senior indebtedness, including the 2020 Notes, and senior in right of payment to any of our future subordinated indebtedness.
All of our existing restricted subsidiaries that guarantee our secured revolving credit facility or certain other debt (other than Grizzly Holdings, Inc.) guarantee the 2020 Notes and the 2023 Notes. The guarantees rank equally in the right of payment with all of the senior indebtedness of the subsidiary guarantors and senior in the right of payment to any future subordinated indebtedness of the subsidiary guarantors. The 2020 Notes and the 2023 Notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness (including all borrowings and other obligations under our credit agreement) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries that do not guarantee the 2020 Notes and the 2023 Notes.
The senior note indentures relating to the 2020 Notes and the 2023 Notes contain certain covenants that, subject to certain exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments, declare or pay dividends or make distributions on capital stock, prepay subordinated indebtedness, sell assets including capital stock of restricted subsidiaries, agree to payment restrictions affecting our restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into transactions with affiliates, incur liens, engage in business other than the oil and gas business and designate certain of our subsidiaries as unrestricted subsidiaries. For additional information regarding the 2020 Notes and the 2023 Notes, see Note 6 and Note 14 to our consolidated financial statements included elsewhere in this report.
Construction Loan. In June 2015, we entered into a construction loan agreement, or the construction loan, with InterBank for the construction of our new corporate headquarters in Oklahoma City. The construction loan allows for maximum principal borrowings of $24.5 million and requires us to fund 30% of the estimated cost of the construction before any funds can be drawn, which occurred in January 2016. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.5% per annum and is payable on the last day of the month through May 31, 2017. Monthly interest and principal payments are due beginning June 30, 2017, with the final payment due June 4, 2025. As of March 31, 2016, $5.0 million of borrowings were outstanding under the construction loan.
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
From January 1, 2016 through April 29, 2016, we spud 15 gross (12 net) wells in the Utica Shale. We currently expect our 2016 capital expenditures to be $219.0 million to $247.0 million to drill 29 to 32 gross (19 to 21 net) horizontal wells and commence sales from 44 to 48 gross (28 to 30 net) wells on our Utica Shale acreage. As of April 29, 2106, we had three operated horizontal rigs drilling in the play. We also anticipate an additional 17 to 19 gross (two to three net) horizontal wells will be drilled, and sales commenced from 30 to 34 gross (eight to nine net) horizontal wells, on our Utica Shale acreage by other operators for estimated 2016 expenditures to us of $90.0 million to $100.0 million. In addition, we currently expect to spend $60.0 million to $65.0 million in 2016 for acreage expenses, primarily lease extensions, in the Utica Shale.
From January 1, 2016 through April 29, 2016, we recompleted ten existing wells and spud no new wells at our WCBB field. In our Hackberry fields, from January 1, 2016 through April 29, 2016, we recompleted ten existing wells and spud no new wells. We currently expect our 2016 capital expenditures to be $26.0 million to $28.0 million for maintenance capital expenditures and recompletions in Southern Louisiana.
From January 1, 2016 through April 29, 2016, no new wells were spud on our Niobrara Formation acreage. We do not currently anticipate any capital expenditures in the Niobrara Formation in 2016.
As of March 31, 2016, our net investment in Grizzly was approximately $39.1 million. During the three months ended March 31, 2016, we paid cash calls of $1.8 million to Grizzly. Effective October 5, 2012, Grizzly entered into a $125.0 million revolving credit facility, under which $57.2 million was outstanding at March 31, 2016. Grizzly has agreed to pay the outstanding balance by the maturity date of June 2016, of which our proportionate share is approximately $14.3 million. We do not currently anticipate any additional material capital expenditures in 2016 related to Grizzly's activities.
In connection with the formation of Strike Force, we contributed certain assets valued at $22.5 million, including an approximately 11 mile-long, 12-inch diameter gathering line. We currently anticipate that we will also make $30.0 million to $35.0 million in cash contributions to our investment in Strike Force in 2016.
We had no capital expenditures during the three months ended March 31, 2016 related to our interests in Thailand. We do not currently anticipate any capital expenditures in Thailand in 2016.
In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. See "-2016 Updates Regarding Our Equity Investments-Other Investments" and Note 3 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments. In the three months ended March 31, 2016, we did not make any investments in these entities, and we do not currently anticipate any capital expenditures related to these entities in 2016.
During 2015 and the first quarter of 2016, we continued to focus on operational efficiencies in an effort to reduce our overall well costs and deliver better results in a more economical manner, particularly in light of the continued downturn in commodity prices. To do so, we have leveraged the lower commodity price environment to gain access to higher-quality equipment and superior services for reduced costs, which has contributed to increased productivity. To further benefit from these efficiencies and cost savings, we elected to accelerate our completion activities in late 2015 in advance of the winter months when operations are less efficient and more costly due to the cold weather. Our total capital expenditures for 2016 are currently estimated to be in the range of $335.0 million to $375.0 million for drilling and completion expenditures, of which $74.5 million was spent during the first quarter of 2016. In addition, we currently expect to spend $60.0 million to $65.0 million in 2016 for acreage expenses, primarily lease extensions, in the Utica Shale, of which $19.7 million was spent during the first quarter of 2016, and $30.0 million to $35.0 million to fund our investment in Strike Force. Approximately 94% of our 2016 estimated capital expenditures are currently expected to be spent in the Utica Shale. The estimated 2016 range of capital expenditures for drilling and completion is down from the $851.8 million spent in 2015, primarily due to the low commodity price environment and a desire to maintain a favorable liquidity position. As a result of the decline in commodity prices, our 2016 development plan contemplates running an average of 2.5 rigs on our operated Utica Shale acreage, as compared to an average of 3.7 rigs in 2015. Strong results from our existing production base and efficiencies realized in our completion activities resulted in our achieving 2015 production above expectations. Taking into consideration our strong production results, realized efficiencies and the weakness in natural gas commodity pricing, we made the decision to idle completion crews and suspend our hydraulic fracturing activities during the first quarter of 2016 and entered into an agreement with one of our service providers that adjusted the amount of service fees that would otherwise be payable during this period. We resumed these activities on April 1, 2016. As a result of these suspended activities, we anticipate that our daily average production during the second quarter of 2016 will be flat or slightly below our production in the first quarter of 2016 due to normal production declines from existing wells and the timing of our wells turned-to-sales in 2016. We expect that the effects of our renewed completion activities will begin to be recognized at the end of the second quarter of 2016 and later in the year.
We continually monitor market conditions and are prepared to adjust our drilling program if commodity prices dictate. Currently, we believe that our cash flow from operations, cash on hand and borrowings under our loan agreements will be sufficient to meet our normal recurring operating needs and capital requirements for the next twelve months. In the event commodity prices decline further, our capital or other costs increase, our equity investments require additional contributions and/or we pursue additional equity method investments or acquisitions, we may be required to obtain additional funds which we would seek to do through traditional borrowings, offerings of debt or equity securities or other means, including the sale of assets. We regularly evaluate new acquisition opportunities. Needed capital may not be available to us on acceptable terms or at all. Further, if we are unable to obtain funds when needed or on acceptable terms, we may be required to delay or curtail implementation of our business plan or not be able to complete acquisitions that may be favorable to us. If the low commodity price environment continues or worsens, our revenues, cash flows, results of operations, liquidity and reserves may be materially and adversely affected.
Commodity Price Risk
The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. During the past six years, the posted price for West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate or WTI, has ranged from a low of $26.05 per barrel, or Bbl, in February 2016 to a high of $113.39 per Bbl in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.61 per MMBtu in March 2016 to a high of $7.51 per MMBtu in January 2010. On April 29, 2016, the WTI posted price for crude oil was $45.92 per Bbl and the Henry Hub spot market price of natural gas was $2.18 per MMBtu. If the prices of oil and natural gas continue at current levels or decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to further write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for information regarding our open fixed price swaps at March 31, 2016.
Commitments
In connection with our acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller's (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until our abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we could access the trust for use in plugging and abandonment charges associated with the property. As of March 31, 2016, the plugging and abandonment trust totaled approximately $3.1 million. At March 31, 2016, we have plugged 463 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2016.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years, using either a full or a modified retrospective application approach. In July 2015, the FASB decided to defer the effective date by one year (until 2018). We are in the process of evaluating the impact on our consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for periods after December 15, 2016, with early adoption permitted. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  This ASU provides additional guidance to reporting entities in evaluating whether certain legal entities, such as limited partnerships, limited liability corporation and securitization structure, should be consolidated. The ASU is considered to be an improvement on current accounting requirements as it reduces the number of existing consolidation models. The ASU is for periods after December 15, 2015 and is required to be adopted using a retrospective or modified retrospective approach, with early adoption permitted. We adopted this ASU on January 1, 2016. As a result, certain of our equity investments were determined to be variable interest entites; however, we were not required to consolidate these investments.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance is effective for periods after December 15, 2015. We adopted this guidance effective December 31, 2015, and have reclassified $17.2 million and $17.9 million of debt issuance costs to offset long-term debt at March 31, 2016 and December 31, 2015, respectively, as shown in Note 6 to our consolidated financial statements included elsewhere in this quarterly report.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The guidance eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Measurement period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if the prior-period information had been revised. The guidance is effective for periods after December 15, 2015. We adopted this guidance in the first quarter of 2016 and there was no material impact to our consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 705). Current guidance requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for periods after December 15, 2016, with early adoption permitted. We are in the process of evaluating the impact of this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance requires the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liability for those leases currently classified as operating leases. The accounting for lessors is largely unchanged. The guidance is effective for periods after December 15, 2018, with early adoption permitted. We are in the process of evaluating the impact of this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The guidance was issued to clarify that change in the counterparty to a derivative instrument that had been designated as the hedging instrument under Topic 815, does not require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective for periods after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact on our consolidated financial statements. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements because all current derivative instruments are not designated for hedge accounting.

In March 2016, the FASB issued ASU No. 2016-07, Equity Method and Joint Ventures. This guidance simplified current requirements by eliminating the need to retrospectively apply the equity method of accounting upon obtaining significant influence over an investment that it previously accounted for under the cost basis or at fair value. This guidance is effective for periods after December 15, 2016, with early adoption permitted. We are in the process of evaluating the impact on our consolidated financial statements. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements because all current investments are accounted under the equity method investment.
In March 2016, the FSB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance was intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  This guidance is effective for periods after December 15, 2016, with early adoption permitted. We are in the process of evaluating the impact of this guidance on our consolidated financial statements.

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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During the past six years, the posted price for WTI, has ranged from a low of $26.05 per barrel, or Bbl, in February 2016 to a high of $113.39 per Bbl in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.61 per MMBtu in March 2016 to a high of $7.51 per MMBtu in January 2010. On April 29, 2016, the WTI posted price for crude oil was $45.92 per Bbl and the Henry Hub spot market price of natural gas was $2.18 per MMBtu. If the prices of oil and natural gas continue at current levels or decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swap positions at March 31, 2016:

	Location	Daily Volume (Bbls/day)	Weighted Average Price
April 2016 - June 2016	ARGUS LLS	1,500	$63.03
April 2016 - June 2016	NYMEX WTI	1,000	$61.40

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
April 2016	NYMEX Henry Hub	570,000	$3.23
May 2016 - June 2016	NYMEX Henry Hub	510,000	$3.10
July 2016	NYMEX Henry Hub	530,000	$3.09
August 2016 - September 2016	NYMEX Henry Hub	540,000	$3.07
October 2016	NYMEX Henry Hub	570,000	$3.05
November 2016 - December 2016	NYMEX Henry Hub	525,000	$3.18
January 2017 - March 2017	NYMEX Henry Hub	412,500	$3.13
April 2017 - June 2017	NYMEX Henry Hub	367,500	$3.15
July 2017 - December 2017	NYMEX Henry Hub	305,000	$2.99
January 2018 - December 2018	NYMEX Henry Hub	160,000	$3.01
January 2019 - March 2019	NYMEX Henry Hub	20,000	$3.37

	Location	Daily Volume (Bbls/day)	Weighted Average Price
April 2016 - December 2016	Mont Belvieu	1,500	$19.95
We sold call options and used the associated premiums to enhance the fixed price for a portion of the fixed price natural gas swaps listed above. Each short call option has an established ceiling price. When the referenced settlement price is above the price ceiling established by these short call options, we pay our counterparty an amount equal to the difference between the referenced settlement price and the price ceiling multiplied by the hedged contract volume.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
January 2017 - March 2017	NYMEX Henry Hub	105,000	$3.27
April 2017 - December 2017	NYMEX Henry Hub	125,000	$3.21
January 2018 - March 2018	NYMEX Henry Hub	20,000	$2.91
For a portion of the combined natural gas derivative instruments containing fixed price swaps and sold call options, the counterparty has an option to extend the original terms an additional twelve months for the period January 2017 through December 2017. The option to extend the terms expires in December 2016. If executed, we would have additional fixed price swaps for 30,000 MMBtu per day at a weighted average price of $3.33 per MMBtu and additional short call options for 30,000 MMBtu per day at a weighted average ceiling price of $3.33 per MMBtu.
In addition, we have entered into natural gas basis swap positions, which settle on the pricing index to basis differential of MichCon or Tetco M2 to the NYMEX Henry Hub natural gas price. As of March 31, 2016, we had the following natural gas basis swap positions for MichCon and Tetco M2, respectively.

	Location	Daily Volume (MMBtu/day)	Hedged Differential
April 2016 - December 2016	MichCon	40,000	$0.02
November 2016 - March 2017	Tetco M2	50,000	$(0.59)
In April 2016, we entered into fixed price swaps for the period November 2017 through March 2018, for 50,000 MMBtu of natural gas per day at a weighted average price of $3.17 per MMBtu. Our fixed price swap contracts are tied to the commodity prices on NYMEX. We will receive the fixed price amount stated in the contract and pay to our counterparty the current market price as listed on NYMEX for natural gas.
Under our 2016 contracts, we have hedged approximately 74% to 78% of our estimated 2016 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. At March 31, 2016, we had a net asset derivative position of $178.8 million as compared to a net asset derivative position of $134.2 million as of March 31, 2015, related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $85.5 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $85.5 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Our revolving amended and restated credit agreement is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. As of March 31, 2016, we had no variable interest rate borrowings outstanding; therefore, an increase in interest rates would not have impacted our interest expense. Our interest rate on borrowings under our revolving credit facility was 2.18% on April 20, 2015, the last day on which borrowings were outstanding under such facility. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $3.0 million based on the $300.0 million outstanding in the aggregate under our revolving credit facility as of such date. As of March 31, 2016, we did not have any interest rate swaps to hedge our interest risks.

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
As of March 31, 2016, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and President and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and President and our Chief Accounting Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures are effective.
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

ITEM 1A.	RISK FACTORS
See risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not Applicable.

(c)	We do not have a share repurchase program, and during the three months ended March 31, 2016, we did not purchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

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

10.2*
Six Amendment, dated February 19, 2016, to Amended and Restated Credit Agreement, dated as of September 18, 2015, among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto.

10.3#
Amendment to Sand Supply Agreement, dated as of November 3, 2015, by and between Muskie Proppant LLC and Gulfport Energy Corporation (incorporated by reference to Exhibit 10.2 to the Form 10-Q, File No. 000-19516, filed by the Company with the SEC on November 7, 2015).

10.4#
Amendment to Amended and Restated Master Services Agreement, dated as of February 18, 2016 to be effective as of January 1, 2016, by and between Gulfport Energy Corporation and Stingray Pressure Pumping LLC (incorporated by reference to Exhibit 10.19 to the Form 10-K, File No. 000-19514, filed by the Company with the SEC on February 19, 2016).

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

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

+	Management contract, compensatory plan or arrangement.

#	Confidential treatment was granted by the SEC as to certain portions, which portions have been omitted and filed separately with the SEC.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 5, 2016

GULFPORT ENERGY CORPORATION

By:	/s/ Keri Crowell
Keri Crowell Chief Accounting Officer