Form 10-Q
period 2016-06-30
GULFPORT ENERGY CORP
filed 2016-08-05
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016 OR

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
Large Accelerated filer  ☒    Accelerated filer   ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2016, 125,367,167 shares of the registrant’s common stock were outstanding.

GULFPORT ENERGY CORPORATION

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$396,437	$112,974
Accounts receivable—oil and gas	91,462	71,872
Accounts receivable—related parties	23	16
Prepaid expenses and other current assets	7,782	3,905
Short-term derivative instruments	44,672	142,794
Deferred tax asset	292	—
Total current assets	540,668	331,561
Property and equipment:
Oil and natural gas properties, full-cost accounting, $1,762,439 and $1,817,701 excluded from amortization in 2016 and 2015, respectively	5,686,188	5,424,342
Other property and equipment	48,107	33,171
Accumulated depletion, depreciation, amortization and impairment	(3,339,087)	(2,829,110)
Property and equipment, net	2,395,208	2,628,403
Other assets:
Equity investments	253,047	242,393
Long-term derivative instruments	14,644	51,088
Deferred tax asset	24,284	74,925
Other assets	11,336	6,364
Total other assets	303,311	374,770
Total assets	$3,239,187	$3,334,734
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$289,750	$265,128
Asset retirement obligation—current	75	75
Short-term derivative instruments	49,906	437
Deferred tax liability	—	50,697
Current maturities of long-term debt	—	179
Total current liabilities	339,731	316,516
Long-term derivative instrument	29,269	6,935
Asset retirement obligation—long-term	29,993	26,362
Long-term debt, net of current maturities	956,754	946,084
Total liabilities	1,355,747	1,295,897
Commitments and contingencies (Note 10)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock - $.01 par value, 200,000,000 authorized, 125,365,166 issued and outstanding at June 30, 2016 and 108,322,250 at December 31, 2015	1,253	1,082
Paid-in capital	3,242,404	2,824,303
Accumulated other comprehensive loss	(46,803)	(55,177)
Retained deficit	(1,313,414)	(731,371)
Total stockholders’ equity	1,883,440	2,038,837
Total liabilities and stockholders’ equity	$3,239,187	$3,334,734
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except share data)
Revenues:
Gas sales	$(57,860)	$65,871	$73,234	$184,441
Oil and condensate sales	20,533	34,465	37,654	69,965
Natural gas liquid sales	9,168	11,958	17,914	33,965
Other income (expense)	7	(24)	9	216
	(28,152)	112,270	128,811	288,587
Costs and expenses:
Lease operating expenses	14,661	16,863	31,318	33,843
Production taxes	2,856	3,285	5,967	7,570
Midstream gathering and processing	39,349	32,904	77,001	58,285
Depreciation, depletion and amortization	55,652	71,155	121,129	161,064
Impairment of oil and gas properties	170,621	—	389,612	—
General and administrative	11,854	9,515	22,474	20,314
Accretion expense	261	192	508	382
	295,254	133,914	648,009	281,458
(LOSS) INCOME FROM OPERATIONS	(323,406)	(21,644)	(519,198)	7,129
OTHER (INCOME) EXPENSE:
Interest expense	16,082	12,023	32,105	20,782
Interest income	(391)	(248)	(485)	(257)
Loss (income) from equity method investments	836	15,120	31,573	(4,855)
	16,527	26,895	63,193	15,670
LOSS BEFORE INCOME TAXES	(339,933)	(48,539)	(582,391)	(8,541)
INCOME TAX BENEFIT	(157)	(17,214)	(348)	(2,735)
NET LOSS	$(339,776)	$(31,325)	$(582,043)	$(5,806)
NET LOSS PER COMMON SHARE:
Basic	$(2.71)	$(0.32)	$(4.91)	$(0.06)
Diluted	$(2.71)	$(0.32)	$(4.91)	$(0.06)
Weighted average common shares outstanding—Basic	125,343,723	96,663,358	118,426,654	91,201,824
Weighted average common shares outstanding—Diluted	125,343,723	96,663,358	118,426,654	91,201,824

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net loss	$(339,776)	$(31,325)	$(582,043)	$(5,806)
Foreign currency translation adjustment	(684)	3,247	8,374	(11,737)
Other comprehensive (loss) income	(684)	3,247	8,374	(11,737)
Comprehensive loss	$(340,460)	$(28,078)	$(573,669)	$(17,543)

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2016	108,322,250	$1,082	$2,824,303	$(55,177)	$(731,371)	$2,038,837
Net loss	—	—	—	—	(582,043)	(582,043)
Other Comprehensive Income	—	—	—	8,374	—	8,374
Stock Compensation	—	—	6,561	—	—	6,561
Issuance of Common Stock in public offerings, net of related expenses	16,905,000	169	411,542	—	—	411,711
Issuance of Restricted Stock	137,916	2	(2)	—	—	—
Balance at June 30, 2016	125,365,166	$1,253	$3,242,404	$(46,803)	$(1,313,414)	$1,883,440

Balance at January 1, 2015	85,655,438	$856	$1,828,602	$(26,675)	$493,513	$2,296,296
Net loss	—	—	—	—	(5,806)	(5,806)
Other Comprehensive Loss	—	—	—	(11,737)	—	(11,737)
Stock Compensation	—	—	6,735	—	—	6,735
Issuance of Common Stock in public offerings, net of related expenses	22,425,000	224	981,594	—	—	981,818
Issuance of Restricted Stock	123,543	1	(1)	—	—	—
Balance at June 30, 2015	108,203,981	$1,081	$2,816,930	$(38,412)	$487,707	$3,267,306

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(582,043)	$(5,806)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount—Asset Retirement Obligation	508	382
Depletion, depreciation and amortization	121,129	161,064
Impairment of oil and gas properties	389,612	—
Stock-based compensation expense	3,936	4,041
Loss from equity investments	31,732	2,171
Loss on derivative instruments	206,370	3,309
Deferred income tax benefit	(348)	(2,735)
Amortization of loan commitment fees	1,921	1,416
Amortization of note discount and premium	(1,135)	(1,065)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(19,590)	17,237
Increase in accounts receivable—related party	(7)	(44)
Increase in prepaid expenses	(3,877)	(11,454)
Decrease in accounts payable and accrued liabilities	(5,412)	(28,522)
Settlement of asset retirement obligation	(72)	(1,120)
Net cash provided by operating activities	142,724	138,874
Cash flows from investing activities:
Deductions to cash held in escrow	8	8
Additions to other property and equipment	(13,410)	(4,154)
Additions to oil and gas properties	(257,222)	(898,639)
Proceeds from sale of oil and gas properties	1,612	1,679
Funding of restricted cash	—	(75,005)
Contributions to equity method investments	(16,690)	(8,267)
Distributions from equity method investments	4,658	4,612
Net cash used in investing activities	(281,044)	(979,766)
Cash flows from financing activities:
Principal payments on borrowings	(1,685)	(350,088)
Borrowings on line of credit	—	250,000
Proceeds from bond issuance	—	350,000
Borrowings on term loan	11,962	—
Debt issuance costs and loan commitment fees	(205)	(7,738)
Proceeds from issuance of common stock, net of offering costs	411,711	981,866
Net cash provided by financing activities	421,783	1,224,040
Net increase in cash and cash equivalents	283,463	383,148
Cash and cash equivalents at beginning of period	112,974	142,340
Cash and cash equivalents at end of period	$396,437	$525,488
Supplemental disclosure of cash flow information:
Interest payments	$35,026	$24,176
Income tax payments	$—	$29,753
Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$2,625	$2,694
Asset retirement obligation capitalized	$3,195	$4,077
Interest capitalized	$3,707	$8,399
Foreign currency translation gain (loss) on equity method investments	$8,374	$(11,737)
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-K. Results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results expected for the full year.

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
On June 9, 2015, the Company completed the acquisition of 6,198 gross and net acres located in Belmont and Jefferson Counties, Ohio from American Energy-Utica, LLC ("AEU") for a purchase price of approximately $68.2 million, subject to adjustment. On June 12, 2015, the Company completed the acquisition of 38,965 gross (27,228 net) acres located in Monroe County, Ohio, 14.6 MMcf per day of average net production (estimated for April 2015), 18 gross (11.3 net) drilled but uncompleted wells, an 11 mile gas gathering system and a four well pad location from AEU for a total purchase price of approximately $319.0 million (the "Monroe Acquisition"). On June 29, 2015, the Company acquired an additional 4,950 gross (1,900 net) acres in Monroe County for an additional $18.2 million from AEU. The total purchase price of these transactions, collectively referred to as the ("AEU Acquisition"), was approximately $405.4 million ($405.0 million net of purchase price adjustments). At closing, approximately $67.1 million of the purchase price was placed in escrow pending completion of title review after the closing. In December 2015, approximately $2.4 million of the escrow was released and returned to the Company with the balance of the escrow account distributed to the seller based on final title review.
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
The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Oil and natural gas properties	$5,686,188	$5,424,342
Office furniture and fixtures	13,139	12,589
Building	31,301	16,915
Land	3,667	3,667
Total property and equipment	5,734,295	5,457,513
Accumulated depletion, depreciation, amortization and impairment	(3,339,087)	(2,829,110)
Property and equipment, net	$2,395,208	$2,628,403

At June 30, 2016, the net book value of the Company's oil and natural gas properties was above the calculated ceiling as a result of the reduced commodity prices for the period leading up to June 30, 2016. As a result, the Company recorded an impairment of its oil and natural gas properties under the full cost method of accounting of $389.6 million for the six months ended June 30, 2016. No impairment of oil and natural gas properties was required under the ceiling test for the six months ended June 30, 2015.
Included in oil and natural gas properties at June 30, 2016 is the cumulative capitalization of $115.6 million in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $7.9 million and $15.0 million for the three and six months ended June 30, 2016, respectively, and $6.3 million and $13.5 million for the three and six months ended June 30, 2015, respectively.
The following table summarizes the Company’s non-producing properties excluded from amortization by area at June 30, 2016:

June 30, 2016
(In thousands)
Utica	$1,757,014
Niobrara	4,853
Southern Louisiana	431
Bakken	96
Other	45
$1,762,439

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
A reconciliation of the Company's asset retirement obligation for the six months ended June 30, 2016 and 2015 is as follows:

	June 30, 2016	June 30, 2015
	(In thousands)
Asset retirement obligation, beginning of period	$26,437	$17,938
Liabilities incurred	3,195	4,077
Liabilities settled	(72)	(1,120)
Accretion expense	508	382
Asset retirement obligation as of end of period	30,068	21,277
Less current portion	75	75
Asset retirement obligation, long-term	$29,993	$21,202

3.	EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of June 30, 2016 and December 31, 2015:

		Carrying value		Loss (income) from equity method investments
	Approximate ownership %	June 30, 2016	December 31, 2015	Three months ended June 30,		Six months ended June 30,
				2016	2015	2016	2015
		(In thousands)
Investment in Tatex Thailand II, LLC	23.5%	$—	$—	$—	$—	$(159)	$—
Investment in Tatex Thailand III, LLC	17.9%	—	—	—	189	—	189
Investment in Grizzly Oil Sands ULC	24.9999%	49,556	50,645	763	8,494	24,448	12,636
Investment in Timber Wolf Terminals LLC	50.0%	996	999	1	7	4	13
Investment in Windsor Midstream LLC	22.5%	26,147	27,955	(2,881)	881	(3,048)	(17,906)
Investment in Stingray Cementing LLC	50.0%	2,359	2,487	78	105	108	172
Investment in Blackhawk Midstream LLC	48.5%	—	—	—	—	—	(7,217)
Investment in Stingray Energy Services LLC	50.0%	4,981	5,908	139	311	641	321
Investment in Sturgeon Acquisitions LLC	25.0%	22,258	22,769	134	(491)	511	(1,059)
Investment in Mammoth Energy Partners LP	30.5%	121,309	131,630	2,543	5,624	9,009	7,996
Investment in Strike Force Midstream LLC	25.0%	25,441	—	59	—	59	—
		$253,047	$242,393	$836	$15,120	$31,573	$(4,855)

The tables below summarize financial information for the Company's equity investments as of June 30, 2016 and December 31, 2015.

Summarized balance sheet information:

	June 30, 2016	December 31, 2015

	(In thousands)
Current assets	$105,614	$105,537
Noncurrent assets	$1,330,877	$1,293,925
Current liabilities	$41,238	$56,559
Noncurrent liabilities	$146,642	$155,995
Summarized results of operations:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Gross revenue	$86,732	$130,134	$130,039	$263,690
Net (loss) income	$(560)	$(45,246)	$(25,868)	$45,422
Tatex Thailand II, LLC
The Company has an indirect ownership interest in Tatex Thailand II, LLC (“Tatex II”). Tatex II holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 243,000 acres which includes the Phu Horm Field. During the six months ended June 30, 2016, the Company received $0.2 million in distributions from Tatex II.
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
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings Inc. ("Grizzly Holdings"), owns an interest in Grizzly Oil Sands ULC ("Grizzly"), a Canadian unlimited liability company. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc. ("Oil Sands"). As of June 30, 2016, Grizzly had approximately 830,000 acres under lease in the Athabasca and Peace River oil sands regions of Alberta, Canada. Initiation of steam injection at its first project, Algar Lake Phase 1, commenced in January 2014 and first bitumen production was achieved during the second quarter of 2014. In April 2015, Grizzly determined to cease bitumen production at its Algar Lake facility due to the level of commodity prices. Grizzly continues to monitor market conditions as it assesses future plans for the facility. The Company reviewed its investment in Grizzly at March 31, 2016 for impairment based on FASB ASC 323 due to certain qualitative factors and engaged an independent third party to assist management in determining fair value calculations of its investment. As a result of the calculated fair values and other qualitative factors, the Company concluded that an other than temporary impairment was required under FASB ASC 323, resulting in an impairment loss of $23.1 million for the three months ended March 31, 2016, which is included in loss (income) from equity method investments in the consolidated statements of operations. As of June 30, 2016, commodity prices had increased as compared to the prior quarter and there were no impairment indicators that required further evaluation for impairment. If commodity prices decline in the future, however, further impairment of the investment in Grizzly may be necessary. During the six months ended June 30, 2016, Gulfport paid $13.7 million in cash calls. Grizzly’s functional currency is the Canadian dollar. The Company's investment in Grizzly was decreased by $0.6 million as a result of a foreign currency translation loss and increased by $9.7 million as a result of a foreign currency translation gain for the three and six months ended June 30, 2016, respectively. The Company's investment in Grizzly was increased by $3.2 million as a result of a foreign currency translation gain and decreased by $11.7 million as a result of a foreign currency translation loss for the three and six months ended June 30, 2015, respectively.

Effective October 5, 2012, Grizzly entered into a $125.0 million revolving credit facility, under which $57.2 million was outstanding at June 30, 2016. Grizzly has agreed to pay the outstanding balance by the payoff date in July 2016. Gulfport paid its share of this amount on June 30, 2016.
Timber Wolf Terminals LLC
During 2012, the Company invested in Timber Wolf Terminals LLC (“Timber Wolf”). Timber Wolf was formed to operate a crude/condensate terminal and a sand transloading facility in Ohio.
Windsor Midstream LLC
During 2012, the Company purchased an ownership interest in Windsor Midstream LLC (“Midstream”). Midstream owned a 28.4% interest in Coronado Midstream LLC ("Coronado"), a gas processing plant in West Texas. In March 2015, Coronado was sold to Enlink Midstream Partners, LP ("EnLink") for proceeds of approximately $600.0 million, consisting of cash and units representing a limited partnership interest in Enlink. Midstream recorded an $81.6 million gain on the sale of its investment in Coronado. The Company received $4.9 million in distributions from Midstream during the six months ended June 30, 2016.
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
Mammoth Energy Partners LP
In the fourth quarter of 2014, the Company contributed its investments in four entities to Mammoth Energy Partners LP ("Mammoth") for a 30.5% interest in this entity. Mammoth originally intended to pursue its initial public offering in 2014 or 2015; however, Mammoth continues to evaluate market conditions and expects to undertake this offering when commodity prices have recovered. The Company reviewed its investment in Mammoth at June 30, 2016 and determined no impairment was needed. If commodity prices decline in the future, an impairment of the investment in Mammoth may result. The Company's investment in Mammoth was decreased by $1.3 million as a result of a foreign currency loss from Mammoth's foreign subsidiary for the six months ended June 30, 2016. The loss (income) from equity method investments presented in the table above reflects any intercompany profit eliminations.
Strike Force Midstream LLC

In February 2016, the Company, through its wholly owned subsidiary Gulfport Midstream Holdings, LLC ("Midstream Holdings"), entered into an agreement with Rice Midstream Holdings LLC ("Rice"), a subsidiary of Rice Energy Inc., to develop natural gas gathering assets in eastern Belmont County and Monroe County, Ohio (the "dedicated areas"). The Company contributed certain gathering assets for a 25% interest in the newly formed entity called Strike Force Midstream LLC ("Strike Force"). Rice acts as operator and owns the remaining 75% interest in Strike Force. Construction of the gathering assets, which is underway, is expected to provide gathering services for Gulfport operated wells and connectivity of existing dry gas gathering systems. Strike Force has completed the first phase of the projects: a lateral that connects two existing dry gas gathering systems on which the Company currently flows the majority of its dry gas volumes. First flow from the lateral commenced on February 1, 2016. During the six months ended June 30, 2016, Gulfport paid $3.0 million in cash calls to Strike Force.
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

4.	VARIABLE INTEREST ENTITIES
As of June 30, 2016, the Company held variable interests in the following variable interest entities ("VIEs"), but was not the primary beneficiary: Mammoth, Stingray Energy, Stingray Cementing, Sturgeon, Midstream and Timber Wolf. These entities have governing provisions that are the functional equivalent of a limited partnership and are considered VIEs because the limited partners or non-managing members lack substantive kick-out or participating rights which causes the equity owners, as a group, to lack a controlling financial interest. The Company is a limited partner or non-managing member in each of these VIEs and is not the primary beneficiary because it does not have a controlling financial interest. The general partner or managing member has power to direct the activities that most significantly impact the VIEs’ economic performance. The Company also held a variable interest in Strike Force due to the fact that it does not have sufficient equity capital at risk. The Company is not the primary beneficiary of this entity.
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

5.	OTHER ASSETS
Other assets consist of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In thousands)
Plugging and abandonment escrow account on the WCBB properties (Note 10)	$3,081	$3,089
Certificates of Deposit securing letter of credit	276	276
Prepaid drilling costs	5,404	58
Loan commitment fees	2,496	2,870
Deposits	34	34
Other	45	37
	$11,336	$6,364

6.	LONG-TERM DEBT
Long-term debt consisted of the following items as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In thousands)
Revolving credit agreement (1)	$—	$—
Building loan (2)	—	1,653
7.75% senior unsecured notes due 2020 (3)	600,000	600,000
6.625% senior unsecured notes due 2023 (4)	350,000	350,000
Net unamortized original issue premium, net (5)	11,359	12,493
Net unamortized debt issuance costs (6)	(16,567)	(17,883)
Construction loan (7)	11,962	—
Less: current maturities of long term debt	—	(179)
Debt reflected as long term	$956,754	$946,084
The Company capitalized approximately $1.4 million and $3.0 million in interest expense to undeveloped oil and natural gas properties during the three and six months ended June 30, 2016, respectively. The Company capitalized approximately $4.7 million and $8.4 million in interest expense to oil and natural gas properties during the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2016, the Company also capitalized approximately $0.4 million and $0.7 million, respectively, in interest expense related to building construction.
(1) The Company has entered into a senior secured revolving credit facility, as amended, with The Bank of Nova Scotia, as the lead arranger and administrative agent and certain lenders from time to time party thereto. The credit agreement provides for a maximum facility amount of $1.5 billion and matures on June 6, 2018. On February 19, 2016, the Company further amended its revolving credit facility to, among other things, (a) increase the basket for unsecured debt issuances to $1.4 billion from $1.2 billion (of which $950 million was then outstanding), (b) reaffirm the Company’s borrowing base of $700.0 million, and (c) increase the percentage of projected oil and gas production that may be hedged by the Company during 2016. As of June 30, 2016, no balance was outstanding under this revolving credit facility and total funds available for borrowing, after giving effect to an aggregate of $205.8 million of letters of credit, were $494.2 million. This facility is secured by substantially all of the Company's assets. The wholly-owned subsidiaries of the Company guarantee the obligations under the revolving credit facility.
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
The Company's revolving credit facility contains customary negative covenants including, but not limited to, restrictions on the Company's and its subsidiaries' ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in this revolving credit facility. The Company's revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of net funded debt to EBITDAX (net income, excluding (i) any non-cash revenue or expense associated with swap contracts resulting from ASC 815 and (ii) any cash or non-cash revenue or expense attributable to minority investment plus without duplication and, in the case of expenses, to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) exploration costs deducted in determining net income under successful efforts accounting, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings (provided that expenses related to any unsuccessful dispositions will be limited to $3.0 million in the aggregate) for a twelve-month period may not be greater than 4.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. The Company was in compliance with these financial covenants at June 30, 2016.
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
(6) In accordance with Accounting Standards Update ("ASU") 2015-03, loan issuance costs related to the Notes have been presented as a reduction to the Notes. At June 30, 2016, total unamortized debt issuance costs were $4.6 million for the October Notes, $1.0 million for the December Notes, $4.5 million for the August Notes and $6.4 million for the April Notes.
(7) On June 4, 2015, the Company entered into a construction loan agreement (the "Construction Loan") with InterBank for the construction of a new corporate headquarters in Oklahoma City. The Construction Loan allows for a maximum principal amount of $24.5 million and requires the Company to fund 30% of the estimated cost of the construction before any funds can be drawn, which occurred in January 2016. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.50% per annum and is payable on the last day of the month through May 31, 2017. Monthly interest and principal payments are due beginning June 30, 2017, with the final payment due June 4, 2025. At June 30, 2016, the total borrowings under the Construction Loan were approximately $12.0 million.

7.	COMMON STOCK AND CHANGES IN CAPITALIZATION
Sale of Common Stock
On March 15, 2016, the Company issued 16,905,000 shares of its common stock in an underwritten public offering (which included 2,205,000 shares sold pursuant to an option to purchase additional shares of the Company's common stock granted by the Company to, and exercised in full by, the underwriters). The net proceeds from this equity offering were approximately $411.7 million, after underwriting discounts and commissions and offering expenses. The Company intends to use the net proceeds from this offering primarily to fund a portion of its 2017 capital development plan and for general corporate purposes.

8.	STOCK-BASED COMPENSATION
During the three and six months ended June 30, 2016 , the Company’s stock-based compensation cost was $3.3 million and $6.6 million, respectively, of which the Company capitalized $1.3 million and $2.6 million, respectively, relating to its exploration and development efforts. During the three and six months ended June 30, 2015, the Company’s stock-based compensation cost was $3.2 million and $6.7 million, respectively, of which the Company capitalized $1.3 million and $2.7 million, respectively, relating to its exploration and development efforts.
 The following table summarizes restricted stock activity for the six months ended June 30, 2016:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2016	484,239	$43.51
Granted	255,204	27.71
Vested	(137,916)	47.31
Forfeited	(8,042)	34.76
Unvested shares as of June 30, 2016	593,485	$35.95
Unrecognized compensation expense as of June 30, 2016 related to restricted shares was $16.0 million. The expense is expected to be recognized over a weighted average period of 1.69 years.

9.	EARNINGS PER SHARE
Reconciliations of the components of basic and diluted net loss per common share are presented in the tables below:

	Three months ended June 30,
	2016			2015
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except share data)
Basic:
Net loss	$(339,776)	125,343,723	$(2.71)	$(31,325)	96,663,358	$(0.32)
Effect of dilutive securities:
Stock options and awards	—	—		—	—
Diluted:
Net loss	$(339,776)	125,343,723	$(2.71)	$(31,325)	96,663,358	$(0.32)

	Six months ended June 30,
	2016			2015
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except share data)
Basic:
Net loss	$(582,043)	118,426,654	$(4.91)	$(5,806)	91,201,824	$(0.06)
Effect of dilutive securities:
Stock options and awards	—	—		—	—
Diluted:
Net loss	$(582,043)	118,426,654	$(4.91)	$(5,806)	91,201,824	$(0.06)
There were 573,187 and 558,894 shares of common stock that were considered anti-dilutive for the three and six months ended June 30, 2016, respectively. There were 378,550 and 382,494 shares of common stock that were considered anti-dilutive for the three and six months ended June 30, 2015, respectively.

10.	COMMITMENTS AND CONTINGENCIES
Plugging and Abandonment Funds
In connection with the Company's acquisition in 1997 of the remaining 50% interest in its WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until the Company's abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company could access the trust for use in plugging and abandonment charges associated with the property, although it has not yet done so. As of June 30, 2016, the plugging and abandonment trust totaled approximately $3.1 million. At June 30, 2016, the Company had plugged 463 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.
Operating Leases
The Company leases office facilities under non-cancellable operating leases exceeding one year. Future minimum lease commitments under these leases at June 30, 2016 were as follows:

(In thousands)
Remaining 2016	$386
2017	583
2018	54
Total	$1,023
Other Commitments
Effective October 1, 2014 and subsequently amended on November 3, 2015, the Company entered into a Sand Supply Agreement with Muskie Proppant LLC ("Muskie") that expires on September 30, 2018. Pursuant to this agreement, the Company has agreed to purchase annual and monthly amounts of proppant sand subject to exceptions specified in the agreement at agreed pricing, plus agreed costs and expenses. Failure by either Muskie or the Company to deliver or accept the minimum monthly amount results in damages calculated per ton based on the difference between the monthly obligation amount and the amount actually delivered or accepted, as applicable. The Company incurred $0.7 million and $2.0 million related to non-utilization fees during the three and six months ended June 30, 2016, respectively.
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
Future minimum commitments under these agreements at June 30, 2016 are as follows:

(In thousands)
Remaining 2016	$26,220
2017	52,440
2018	39,330
Total	$117,990
Litigation
In two separate complaints, one filed by the State of Louisiana and the Parish of Cameron in the 38th Judicial District Court for the Parish of Cameron on February 9, 2016 and the other filed by the State of Louisiana and the District Attorney for

the 15th Judicial District of the State of Louisiana in the 15th Judicial District Court for the Parish of Vermillion on July 29, 2016, the Company was named as a defendant, among 26 oil and gas companies, in the Cameron Parish complaint and among nine oil and gas companies in the Vermillion Parish complaint. Both complaints were filed under the State and Local Coastal Resources Management Act of 1978, as amended, and the rules, regulations, orders and ordinances adopted thereunder, which the Company referred to collectively as the CZM Laws, and allege that certain of the defendants’ oil and gas exploration, production and transportation operations associated with the development of the East Hackberry and West Hackberry oil and gas fields, in the case of the Cameron Parish complaint, and the Tigre Lagoon oil and gas field, in the case of the Vermillion Parish complaint, were conducted in violation of the CZM Laws. Both complaints allege that such activities caused substantial damage to land and waterbodies located in the coastal zone of the relevant Parish, including due to defendants’ design, construction and use of waste pits and the alleged failure to properly close the waste pits and to clear, re-vegetate, detoxify and return the property affected to its original condition, as well as the defendants’ alleged discharge of waste into the coastal zone. The Cameron Parish complaint also alleges that the defendants’ oil and gas activities have resulted in the dredging of numerous canals, which had a direct and significant impact on the state coastal waters within Cameron Parish and that the defendants, among other things, failed to design, construct and maintain these canals using the best practical techniques to prevent bank slumping, erosion and saltwater intrusion and to minimize the potential for inland movement of storm-generated surges, which activities allegedly have resulted in the erosion of marshes and the degradation of terrestrial and aquatic life therein. The Cameron Parish complaint also alleges that the defendants failed to re-vegetate, refill, clean, detoxify and otherwise restore these canals to their original condition. In these two petitions, the plaintiffs seek damages and other appropriate relief under the CZM Laws, including the payment of costs necessary to clear, re-vegetate, detoxify and otherwise restore the affected coastal zone of the relevant Parish to its original condition, actual restoration of such coastal zone to its original condition, and the payment of reasonable attorney fees and legal expenses and pre-judgment and post judgment interest.
Shortly after the Cameron Parish complaint was filed, the Louisiana Attorney General and the Louisiana Department of Natural Resources intervened in the lawsuit asserting similar claims. On April 21, 2016, several of the defendants removed the lawsuit to the United States District Court for the Western District of Louisiana in Lake Charles. The Company was served with this complaint on May 4, 2016. The plaintiffs filed a motion to remand the case back to the 38th Judicial District Court, and the motion to remand is set for hearing on September 1, 2016. The Company has not been served with the Vermillion Parish complaint. The Company has not had the opportunity to evaluate the applicability of the allegations made in such complaints to their operations. Due to the early stages of these matters, management cannot determine the amount of loss, if any, that may result.
In addition, due to the nature of the Company's business, it is, from time to time, involved in routine litigation or subject to disputes or claims related to its business activities, including workers' compensation claims and employment related disputes. In the opinion of the Company's management, none of the pending litigation, disputes or claims against the Company, if decided adversely, will have a material adverse effect on its financial condition, cash flows or results of operations.

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
Fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on Argus Louisiana Light Sweet Crude for oil, the NYMEX Henry Hub for natural gas and Mont Belvieu for propane. Below is a summary of the Company's open fixed price swap positions as of June 30, 2016.

	Location	Daily Volume (Bbls/day)	Weighted Average Price
July 2016 - June 2017	ARGUS LLS	2,000	$51.10

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
July 2016	NYMEX Henry Hub	550,000	$3.06
August 2016 - September 2016	NYMEX Henry Hub	560,000	$3.04
October 2016	NYMEX Henry Hub	570,000	$3.05
November 2016 - December 2016	NYMEX Henry Hub	525,000	$3.18
January 2017 - February 2017	NYMEX Henry Hub	442,500	$3.14
March 2017	NYMEX Henry Hub	422,500	$3.13
April 2017 - June 2017	NYMEX Henry Hub	367,500	$3.15
July 2017 - October 2017	NYMEX Henry Hub	305,000	$2.99
November 2017 - December 2017	NYMEX Henry Hub	385,000	$3.03
January 2018 - March 2018	NYMEX Henry Hub	240,000	$3.07
April 2018 - December 2018	NYMEX Henry Hub	160,000	$3.01
January 2019 - March 2019	NYMEX Henry Hub	20,000	$3.37

	Location	Daily Volume (Bbls/day)	Weighted Average Price
July 2016 - December 2016	Mont Belvieu	1,500	$19.95
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
In addition, the Company has entered into natural gas basis swap positions, which settle on the pricing index to basis differential of MichCon or Tetco M2 to the NYMEX Henry Hub natural gas price. As of June 30, 2016, the Company had the following natural gas basis swap positions for MichCon and Tetco M2, respectively.

	Location	Daily Volume (MMBtu/day)	Hedged Differential
July 2016 - December 2016	MichCon	40,000	$0.02
November 2016 - March 2017	Tetco M2	50,000	$(0.59)
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company's derivative instruments on a gross basis at June 30, 2016:

(In thousands)
Short-term derivative instruments - asset	$44,672
Long-term derivative instruments - asset	$14,644
Short-term derivative instruments - liability	$49,906
Long-term derivative instruments - liability	$29,269
Gains and Losses
For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The Company has no cash flow hedges in place for the three months ended June 30, 2016 and 2015, as all fixed price swaps, swaptions and basis swaps had either been deemed ineffective at their inception or had been accounted for using the mark-to-market accounting method.
The following table presents the net gain and loss recognized in gas sales, oil and condensate sales and natural gas liquids sales in the accompanying consolidated statements of operations for the three and six months ended June 30, 2016 and 2015.

	Net (loss) gain on derivative instruments
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Gas sales	$(133,621)	$(8,087)	$(76,621)	$38,453
Oil and condensate sales	(2,628)	(1,995)	(1,346)	1,569
Natural gas liquids sales	(1,143)	—	(1,690)	—
Total net (loss) gain	$(137,392)	$(10,082)	$(79,657)	$40,022

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
The following tables summarize the Company’s financial and non-financial assets and liabilities by FASB ASC 820 valuation level as of June 30, 2016:

	June 30, 2016
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$59,316	$—
Liabilities:
Derivative Instruments	$—	$79,175	$—

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
The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, Asset Retirement and Environmental Obligations (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 2 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the six months ended June 30, 2016 were approximately $3.2 million.
Due to the unobservable nature of the inputs, the fair value of the Company's investment in Grizzly was estimated using assumptions that represent Level 3 inputs. The Company estimated the fair value of the investment as of March 31, 2016 to be approximately $39.1 million. See Note 3 for further discussion of the Company's investment in Grizzly.
Due to the unobservable nature of the inputs, the fair value of the Company's investment in Strike Force was estimated using assumptions that represent Level 3 inputs. The Company's estimated fair value of the investment as of the February 1, 2016 contribution date was $22.5 million. See Note 3 for further discussion of the Company's contribution to Strike Force.

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
At June 30, 2016, the carrying value of the outstanding debt represented by the Notes was approximately $944.8 million, including the remaining unamortized discount of approximately $2.3 million related to the October Notes, the remaining unamortized premium of approximately $0.3 million related to the December Notes and $13.3 million related to the August Notes. Also, included in the carrying value of the Notes is unamortized debt issuance cost of approximately $4.6 million related to the October Notes, approximately $1.0 million related to the December Notes, approximately $4.5 million related to the August Notes and approximately $6.4 million related to the 2023 Notes. Based on the quoted market price, the fair value of the Notes was determined to be approximately $960.4 million at June 30, 2016.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	June 30, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$395,703	$733	$1	$—	$396,437
Accounts receivable - oil and gas	90,758	7,721	—	(7,017)	91,462
Accounts receivable - related parties	23	—	—	—	23
Accounts receivable - intercompany	355,924	1,904	—	(357,828)	—
Prepaid expenses and other current assets	7,782	—	—	—	7,782
Short-term derivative instruments	44,672	—	—	—	44,672
Deferred tax asset	292	—	—	—	292
Total current assets	895,154	10,358	1	(364,845)	540,668
Property and equipment:
Oil and natural gas properties, full-cost accounting	5,334,096	352,821	—	(729)	5,686,188
Other property and equipment	48,064	43	—	—	48,107
Accumulated depletion, depreciation, amortization and impairment	(3,339,056)	(31)	—	—	(3,339,087)
Property and equipment, net	2,043,104	352,833	—	(729)	2,395,208
Other assets:
Equity investments	242,627	25,441	49,557	(64,578)	253,047
Long-term derivative instruments	14,644	—	—	—	14,644
Deferred tax asset	24,284	—	—	—	24,284
Other assets	11,336	—	—	—	11,336
Total other assets	292,891	25,441	49,557	(64,578)	303,311
Total assets	$3,231,149	$388,632	$49,558	$(430,152)	$3,239,187

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$281,712	$16,768	$—	$(8,730)	$289,750
Accounts payable - intercompany	—	355,991	125	(356,116)	—
Asset retirement obligation - current	75	—	—	—	75
Short-term derivative instruments	49,906	—	—	—	49,906
Total current liabilities	331,693	372,759	125	(364,846)	339,731
Long-term derivative instrument	29,269	—	—	—	29,269
Asset retirement obligation - long-term	29,993	—	—	—	29,993
Long-term debt	956,754	—	—	—	956,754
Total liabilities	1,347,709	372,759	125	(364,846)	1,355,747

Stockholders' equity:
Common stock	1,253	—	—	—	1,253
Paid-in capital	3,242,404	25,822	255,244	(281,066)	3,242,404
Accumulated other comprehensive (loss) income	(46,803)	—	(45,507)	45,507	(46,803)
Retained (deficit) earnings	(1,313,414)	(9,949)	(160,304)	170,253	(1,313,414)
Total stockholders' equity	1,883,440	15,873	49,433	(65,306)	1,883,440
Total liabilities and stockholders' equity	$3,231,149	$388,632	$49,558	$(430,152)	$3,239,187

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2015
	Parent	Guarantors		Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$112,494	$479		$1	$—	$112,974
Accounts receivable - oil and gas	72,241	54		—	(423)	71,872
Accounts receivable - related parties	16	—		—	—	16
Accounts receivable - intercompany	326,475	60		—	(326,535)	—
Prepaid expenses and other current assets	3,905	—		—	—	3,905
Short-term derivative instruments	142,794	—		—	—	142,794
Total current assets	657,925	593		1	(326,958)	331,561

Property and equipment:
Oil and natural gas properties, full-cost accounting,	5,108,258	316,813		—	(729)	5,424,342
Other property and equipment	33,128	43		—	—	33,171
Accumulated depletion, depreciation, amortization and impairment	(2,829,081)	(29)		—	—	(2,829,110)
Property and equipment, net	2,312,305	316,827		—	(729)	2,628,403
Other assets:
Equity investments	231,892	—		50,644	(40,143)	242,393
Long-term derivative instruments	51,088	—		—	—	51,088
Deferred tax assets	74,925	—		—	—	74,925
Other assets	6,364	—		—	—	6,364
Total other assets	364,269	—		50,644	(40,143)	374,770
Total assets	$3,334,499	$317,420		$50,645	$(367,830)	$3,334,734

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$264,893	$527		$—	$(292)	$265,128
Accounts payable - intercompany		326,541		124	(326,665)	—
Asset retirement obligation - current	75	—	—	—	—	75
Short-term derivative instruments	437	—		—	—	437
Deferred tax liability	50,697	—		—	—	50,697
Current maturities of long-term debt	179	—		—	—	179
Total current liabilities	316,281	327,068		124	(326,957)	316,516

Long-term derivative instrument	6,935	—		—	—	6,935
Asset retirement obligation - long-term	26,362	—		—	—	26,362
Long-term debt, net of current maturities	946,084	—		—	—	946,084
Total liabilities	1,295,662	327,068		124	(326,957)	1,295,897

Stockholders' equity:
Common stock	1,082	—		—	—	1,082
Paid-in capital	2,824,303	322		241,553	(241,875)	2,824,303
Accumulated other comprehensive (loss) income	(55,177)	—		(55,177)	55,177	(55,177)
Retained (deficit) earnings	(731,371)	(9,970)		(135,855)	145,825	(731,371)
Total stockholders' equity	2,038,837	(9,648)		50,521	(40,873)	2,038,837
Total liabilities and stockholders' equity	$3,334,499	$317,420		$50,645	$(367,830)	$3,334,734

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended June 30, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$(28,580)	$428	$—	$—	$(28,152)

Costs and expenses:
Lease operating expenses	14,491	170	—	—	14,661
Production taxes	2,828	28	—	—	2,856
Midstream gathering and processing	39,242	107	—	—	39,349
Depreciation, depletion, and amortization	55,651	1	—	—	55,652
Impairment of oil and gas properties	170,621	—	—	—	170,621
General and administrative	11,846	8	—	—	11,854
Accretion expense	261	—	—	—	261
	294,940	314	—	—	295,254

(LOSS) INCOME FROM OPERATIONS	(323,520)	114	—	—	(323,406)

OTHER (INCOME) EXPENSE:
Interest expense	16,082	—	—	—	16,082
Interest income	(391)	—	—	—	(391)
Loss (income) from equity method investments and investments in subsidiaries	722	59	762	(707)	836
	16,413	59	762	(707)	16,527

(LOSS) INCOME BEFORE INCOME TAXES	(339,933)	55	(762)	707	(339,933)
INCOME TAX BENEFIT	(157)	—	—	—	(157)

NET (LOSS) INCOME	$(339,776)	$55	$(762)	$707	$(339,776)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended June 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$112,027	$243	$—	$—	$112,270

Costs and expenses:
Lease operating expenses	16,685	178	—	—	16,863
Production taxes	3,260	25	—	—	3,285
Midstream gathering and processing	32,892	12	—	—	32,904
Depreciation, depletion, and amortization	71,154	1	—	—	71,155
General and administrative	9,488	5	22	—	9,515
Accretion expense	192	—	—	—	192
	133,671	221	22	—	133,914

(LOSS) INCOME FROM OPERATIONS	(21,644)	22	(22)	—	(21,644)

OTHER (INCOME) EXPENSE:
Interest expense	12,023	—	—	—	12,023
Interest income	(248)	—	—	—	(248)
Loss (income) from equity method investments and investments in subsidiaries	15,120	—	8,494	(8,494)	15,120
	26,895	—	8,494	(8,494)	26,895

(LOSS) INCOME BEFORE INCOME TAXES	(48,539)	22	(8,516)	8,494	(48,539)
INCOME TAX BENEFIT	(17,214)	—	—	—	(17,214)

NET (LOSS) INCOME	$(31,325)	$22	$(8,516)	$8,494	$(31,325)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Six months ended June 30, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$128,171	$640	$—	$—	$128,811

Costs and expenses:
Lease operating expenses	30,963	355	—	—	31,318
Production taxes	5,915	52	—	—	5,967
Midstream gathering and processing	76,865	136	—	—	77,001
Depreciation, depletion, and amortization	121,127	2			121,129
Impairment of oil and gas properties	389,612	—	—	—	389,612
General and administrative	22,458	14	2	—	22,474
Accretion expense	508	—	—	—	508
	647,448	559	2	—	648,009

(LOSS) INCOME FROM OPERATIONS	(519,277)	81	(2)	—	(519,198)

OTHER (INCOME) EXPENSE:
Interest expense	32,104	1	—	—	32,105
Interest income	(485)	—	—	—	(485)
Loss (income) from equity method investments and investments in subsidiaries	31,495	59	24,447	(24,428)	31,573
	63,114	60	24,447	(24,428)	63,193

(LOSS) INCOME BEFORE INCOME TAXES	(582,391)	21	(24,449)	24,428	(582,391)
INCOME TAX BENEFIT	(348)	—	—	—	(348)

NET (LOSS) INCOME	$(582,043)	$21	$(24,449)	$24,428	$(582,043)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Six months ended June 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$287,859	$728	$—	$—	$288,587

Costs and expenses:
Lease operating expenses	33,472	371	—	—	33,843
Production taxes	7,513	57	—	—	7,570
Midstream gathering and processing	58,266	19	—	—	58,285
Depreciation, depletion, and amortization	161,062	2	—	—	161,064
General and administrative	20,249	41	24	—	20,314
Accretion expense	382	—	—	—	382
	280,944	490	24	—	281,458

INCOME (LOSS) FROM OPERATIONS	6,915	238	(24)	—	7,129

OTHER (INCOME) EXPENSE:
Interest expense	20,782	—	—	—	20,782
Interest income	(257)	—	—	—	(257)
(Income) loss from equity method investments and investments in subsidiaries	(5,069)	—	12,636	(12,422)	(4,855)
	15,456	—	12,636	(12,422)	15,670

(LOSS) INCOME BEFORE INCOME TAXES	(8,541)	238	(12,660)	12,422	(8,541)
INCOME TAX BENEFIT	(2,735)	—	—	—	(2,735)

NET (LOSS) INCOME	$(5,806)	$238	$(12,660)	$12,422	$(5,806)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in thousands)

	Three months ended June 30, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net (loss) income	$(339,776)	$55	$(762)	$707	$(339,776)
Foreign currency translation adjustment	(684)	—	(604)	604	(684)
Other comprehensive (loss) income	(684)	—	(604)	604	(684)
Comprehensive (loss) income	$(340,460)	$55	$(1,366)	$1,311	$(340,460)

	Three months ended June 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net (loss) income	$(31,325)	$22	$(8,516)	$8,494	$(31,325)
Foreign currency translation adjustment	3,247	—	3,247	(3,247)	3,247
Other comprehensive income (loss)	3,247	—	3,247	(3,247)	3,247
Comprehensive (loss) income	$(28,078)	$22	$(5,269)	$5,247	$(28,078)

	Six months ended June 30, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net (loss) income	$(582,043)	$21	$(24,449)	$24,428	$(582,043)
Foreign currency translation adjustment	8,374	—	9,669	(9,669)	8,374
Other comprehensive income (loss)	8,374	—	9,669	(9,669)	8,374
Comprehensive (loss) income	$(573,669)	$21	$(14,780)	$14,759	$(573,669)

	Six months ended June 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net (loss) income	$(5,806)	$238	$(12,660)	$12,422	$(5,806)
Foreign currency translation adjustment	(11,737)	—	(11,737)	11,737	(11,737)
Other comprehensive (loss) income	(11,737)	—	(11,737)	11,737	(11,737)
Comprehensive (loss) income	$(17,543)	$238	$(24,397)	$24,159	$(17,543)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six months ended June 30, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by operating activities	$142,470	$254	$—	$—	$142,724

Net cash (used in) provided by investing activities	(281,044)	(25,500)	(13,690)	39,190	(281,044)

Net cash provided by (used in) financing activities	421,783	25,500	13,690	(39,190)	421,783

Net increase in cash and cash equivalents	283,209	254	—	—	283,463

Cash and cash equivalents at beginning of period	112,494	479	1	—	112,974

Cash and cash equivalents at end of period	$395,703	$733	$1	$—	$396,437

	Six months ended June 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$135,485	$3,389	$(1)	$1	$138,874

Net cash (used in) provided by investing activities	(976,820)	(2,946)	(8,267)	8,267	(979,766)

Net cash provided by (used in) financing activities	1,224,040	—	8,268	(8,268)	1,224,040

Net increase in cash and cash equivalents	382,705	443	—	—	383,148

Cash and cash equivalents at beginning of period	141,535	804	1	—	142,340

Cash and cash equivalents at end of period	$524,240	$1,247	$1	$—	$525,488

15.	RECENT ACCOUNTING PRONOUNCEMENTS
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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance is effective for periods after December 15, 2015. The Company adopted this guidance effective December 31, 2015, and has reclassified $16.6 million and $17.9 million of debt issuance costs to offset long-term debt at June 30, 2016 and December 31, 2015, respectively, as shown in Note 6.

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

In March 2016, the FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The guidance was issued to clarify that change in the counterparty to a derivative instrument that had been designated as the hedging instrument under Topic 815, does not require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective for periods after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact on its consolidated financial statements. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements because all current derivative instruments are not designated for hedge accounting.
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance was intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  This guidance is effective for periods after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This guidance rescinds SEC Staff Observer comments that are codified in Topic 606, Revenue Recognition, and Topic 932, Extractive Activities--Oil and Gas. This amendment is effective upon adoption of Topic 606. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements.

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
Disclosure Regarding Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated future net revenues from oil and natural gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analysis made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by us; competitive actions by other oil and natural gas companies; our ability to identify, complete and integrate acquisitions of properties and businesses; changes in laws or regulations; adverse weather conditions and natural disasters such as hurricanes and other factors, including those listed in the “Risk Factors” section of our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or any other filings we make with the SEC, many of which are beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and we cannot assure you that the actual results or developments anticipated by us will be realized or, even if realized, that they will have the expected consequences to or effects on us, our business or operations. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.
Overview
We are an independent oil and natural gas exploration and production company focused on the exploration, exploitation, acquisition and production of natural gas, crude oil and natural gas liquids in the United States. Our corporate strategy is to internally identify prospects, acquire lands encompassing those prospects and evaluate those prospects using subsurface geology and geophysical data and exploratory drilling. Using this strategy, we have developed an oil and natural gas portfolio of proved reserves, as well as development and exploratory drilling opportunities on high potential conventional and unconventional oil and natural gas prospects. Our principal properties are located in the Utica Shale in Eastern Ohio and along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields. In addition, we have producing properties in the Niobrara Formation of Northwestern Colorado and the Bakken Formation. We also hold a significant acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, or Grizzly, and an interest in an entity that operates in Southeast Asia, including the Phu Horm gas field in Thailand. We seek to achieve reserve growth and increase our cash flow through our annual drilling programs.
Strong results from our existing production base and efficiencies realized in our completion activities resulted in our achieving 2015 production above expectations. Based on these strong results and efficiencies, and taking into consideration the continued weakness in natural gas commodity pricing, we idled completion crews and suspended our hydraulic fracturing activities during the first quarter of 2016, and entered into an agreement with one of our service providers that adjusted the amount of service fees that would otherwise be payable during this period. We resumed these activities on April 1, 2016. As a result of these suspended activities, our average daily production during the second quarter of 2016 was slightly below our production in the first quarter of 2016 due to normal production declines from existing wells and the timing of our wells turned-to-sales in 2016. We expect that the effects of our renewed completion activities will begin to be recognized in the second half of 2016. In addition, we are experiencing higher than anticipated gathering line pressures in our dry gas development area of the play which is having a near-term effect on our production levels. We, along with our third-party midstream providers, have developed a long-term, multi-phase compression plan for the optimization of our gathering systems and have begun implementing this plan. Over the next several months, we intend to phase-in pad level compression on a select group of wells. In addition, we currently expect to have field level compression online by year-end 2016. Once operational, these actions are forecasted to result in an increase in our production levels as we enter 2017.
2016 Operational Highlights

•
Production increased 40% to 60,492 net million cubic feet of natural gas equivalent, or MMcfe, for the three months ended June 30, 2016 from 43,128 MMcfe for the three months ended June 30, 2015. Our net daily production mix was comprised of approximately 87% of natural gas, 7% of natural gas liquids, or NGLs, and 6% of oil.

•
During the three months ended June 30, 2016, we spud 12 gross and net wells, participated in an additional four gross (0.9 net) wells that were drilled by other operators on our Utica Shale acreage and recompleted 18 gross and net wells. Of our 12 new wells spud at June 30, 2016, eight were in various stages of completion, three were being drilled and one was non-productive. In addition, we turned-to-sales seven gross (5.4 net) wells during the three months ended June 30, 2016.

•	During the six months ended June 30, 2016, we reduced our unit lease operating expense by 39% to $0.25 per Mcfe from $0.42 per Mcfe during the six months ended June 30, 2015.

•	During the six months ended June 30, 2016, we reduced our unit midstream gathering and processing expense by 13% to $0.62 per Mcfe from $0.72 per Mcfe during the six months ended June 30, 2015.

•
In February 2016, we, through our wholly owned subsidiary Gulfport Midstream Holdings, LLC, or Midstream Holdings, entered into an agreement with Rice Midstream Holdings LLC, or Rice, a subsidiary of Rice Energy Inc., to develop natural gas gathering assets in eastern Belmont County and Monroe County, Ohio. We contributed certain gathering assets for a 25% interest in the newly formed entity called Strike Force Midstream LLC, or Strike Force. Rice acts as operator and owns the remaining 75% interest in Strike Force. See Note 3 to our consolidated financial statements included elsewhere in the report for additional information regarding this investment.

•
On March 15, 2016, we issued 16,905,000 shares of our common stock in an underwritten public offering (which included 2,205,000 shares sold pursuant to an option to purchase additional shares of our common stock granted to and exercised by the underwriters in full). The net proceeds from this equity offering were approximately $411.7 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds from this offering primarily to fund a portion of our 2017 capital development plan and for general corporate purposes.

2016 Production and Drilling Activity
During the three months ended June 30, 2016, our total net production was 52,775,359 thousand cubic feet, or Mcf, of natural gas, 551,452 barrels of oil and 30,853,010 gallons of NGLs for a total of 60,492 MMcfe, as compared to 33,119,727 Mcf of natural gas, 727,082 barrels of oil and 39,521,093 gallons of NGLs, or 43,128 MMcfe, for the three months ended June 30, 2015. Our total net production averaged approximately 664.7 MMcfe per day during the three months ended June 30, 2016 as compared to 473.9 MMcfe per day during the same period in 2015. The 40% increase in production is largely the result of the continuing development of our Utica Shale acreage.
Utica Shale. As of August 1, 2016, we held leasehold interests in approximately 232,000 gross (223,000 net) acres in the Utica Shale. From January 1, 2016 through August 1, 2016, we spud 24 gross (20.7 net) wells, of which 19 were in various stages of completion, three were being drilled and two were non-productive at August 1, 2016. In addition, 12 gross (1.4 net) wells were drilled by other operators on our Utica Shale acreage during the six months ended June 30, 2016.
As of August 1, 2016, we had three rigs under contract on our Utica Shale acreage and had contracted a fourth rig to begin operations in September 2016. We currently intend to spud 42 to 46 gross (36 to 39 net) wells on our Utica Shale acreage in 2016.
Aggregate net production from our Utica Shale acreage during the three months ended June 30, 2016 was approximately 58,450 MMcfe, or an average of 642.3 MMcfe per day, 90% of which was from natural gas and 10% of which was from oil and NGLs. During July 2016, our average daily net production from the Utica Shale was approximately 598.3 MMcfe, 89% of which was from natural gas and 11% of which was from oil and NGLs. The decrease in July 2016 production was a result of natural production declines and the timing of our wells turned-to-sales in 2016.
WCBB. From January 1, 2016 through August 1, 2016, we recompleted 29 wells and spud no new wells.
Aggregate net production from the WCBB field during the three months ended June 30, 2016 was approximately 1,417 MMcfe, or an average of 15.6 MMcfe per day, 98% of which was from oil and 2% of which was from natural gas. During July 2016, our average net daily production at WCBB was approximately 16.1 MMcfe, 100% of which was from oil. The slight increase in July 2016 production was primarily a result of our 2016 recompletion activities.
East Hackberry Field. From January 1, 2016 through August 1, 2016, we recompleted 14 wells and spud no new wells.
Aggregate net production from the East Hackberry field during the three months ended June 30, 2016 was approximately 481 MMcfe, or an average of 5.3 MMcfe per day, 98% of which was from oil and 2% of which was from natural gas. During July 2016, our average net daily production at East Hackberry was approximately 3.7 MMcfe, 97% of which was from oil and 3% of which was from natural gas. The decrease in July 2016 production is primarily the result of natural production declines.
West Hackberry Field. From January 1, 2016 through August 1, 2016, we did not spud any wells in our West Hackberry field.
Aggregate net production from the West Hackberry field was approximately 55 MMcfe, or an average of 604.3 Mcfe per day, 97% of which was from oil and 3% of which was from natural gas. During July 2016, our average net daily production at West Hackberry was approximately 666.0 Mcfe, 91% of which was from oil and 9% of which was from natural gas.
Niobrara Formation. As of June 30, 2016, we held leases for approximately 4,800 net acres in the Niobrara Formation in Northwestern Colorado. From January 1, 2016 through August 1, 2016, there were no wells spud on our Niobrara Formation acreage and aggregate net production was approximately 26 MMcfe, or an average of 290.1 Mcfe per day during the three months ended June 30, 2016, 100% of which was from oil. During July 2016, our average net daily production from our Niobrara Formation acreage was approximately 210.0 Mcfe, 100% of which was from oil. During 2016, we currently do not anticipate drilling any wells in the Niobrara Formation.

Bakken. As of June 30, 2016, we held approximately 778 net acres in the Bakken Formation of Western North Dakota and Eastern Montana with interests in 18 wells and overriding royalty interests in certain existing and future wells. Aggregate net production from this acreage during the three months ended June 30, 2016 was approximately 61 MMcfe, or an average of 664.9 Mcfe per day, of which 80% was from oil, 16% was from natural gas and 4% was from NGLs. During July 2016, our average daily net production from our Bakken Formation acreage was approximately 624.0 Mcfe, of which 82% was from oil and 18% was from natural gas.
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
Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled approximately $1.8 billion at both June 30, 2016 and December 31, 2015. These costs are reviewed quarterly by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.
Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling (as defined in the preceding paragraph). If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. As a result of the decline in commodity prices, we recognized a ceiling test impairment of $389.6 million for the six months ended June 30, 2016. If prices of oil, natural gas and natural gas liquids decline, we may be required to further write down the value of our oil and natural gas properties, which could negatively affect our results of operations.
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
Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management's opinion, it is more likely than not that some portion will not be realized. At June 30, 2016, a valuation allowance of $484.9 million had been established for the net deferred tax asset, with the exception of certain state NOL's and alternative minimum tax, or AMT, credits that we expect to utilize based on the uncertainty these assets may be realized.
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
We review our investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, we recognize an impairment provision. For the six months ended June 30, 2016, we recognized an impairment loss related to our investment in Grizzly of approximately $23.1 million, all of which was recorded in the first quarter of 2016.
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
See Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for a summary of our derivative instruments in place as of June 30, 2016.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2016 and 2015
We reported a net loss of $339.8 million for the three months ended June 30, 2016 as compared to net loss of $31.3 million for the three months ended June 30, 2015. This $308.5 million increase in period-to-period net loss was due primarily to an impairment charge of $170.6 million, a $140.5 million decrease in oil and gas revenues, a $4.1 million increase in interest expense and a $6.4 million increase in midstream gathering and processing expenses, partially offset by a $15.5 million decrease in depreciation, depletion and amortization expense for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Oil and Gas Revenues. For the three months ended June 30, 2016, we reported oil and natural gas revenues of negative $28.2 million as compared to oil and natural gas revenues of $112.3 million during the same period in 2015. This $140.5 million, or 125%, decrease in revenues was primarily attributable to the following:

•
A $127.3 million decrease in oil and natural gas sales due to an unfavorable change in gains and losses from derivative instruments. Of the total change, $36.7 million was due to a favorable change in settlements related to our derivative positions. This amount was offset by an unfavorable change of $164.0 million due to changes in the fair value of our open derivative positions in each period. The unfavorable change resulted from adverse changes in the fair market value of our oil and natural gas swaps due to an increase in forward NYMEX and ARGUS LLS prices during the second quarter of 2016.

•	A $1.8 million increase in gas sales without the impact of derivatives due to a 59% increase in gas sales volumes largely offset by a 36% decrease in natural gas market prices.

•	A $13.3 million decrease in oil and condensate sales without the impact of derivatives due to a 24% decrease in oil and condensate sales volumes and a 16% decrease in oil and condensate market prices.

•
A $1.6 million decrease in natural gas liquids sales without the impact of derivatives due to a 22% decrease in natural gas liquids sales volumes largely offset by an 11% increase in natural gas liquids market prices.

The following table summarizes our oil and natural gas production and related pricing for the three months ended June 30, 2016, as compared to such data for the three months ended June 30, 2015:

	Three months ended June 30,
	2016	2015
	($ In thousands)
Gas sales
Gas production volumes (MMcf)	52,775	33,120

Gas sales without the impact of derivatives	$75,761	$73,958
Net loss on derivatives included in gas sales	(133,621)	(8,087)
Total Gas sales	$(57,860)	$65,871

Gas sales without the impact of derivatives ($/Mcf)	$1.44	$2.23
Impact from settled derivatives ($/Mcf)	$1.09	$0.74
Average Gas sales price, including settled derivatives ($/Mcf)	$2.53	$2.97

Oil and condensate sales
Oil and condensate production volumes (MBbls)	551	727

Oil and condensate sales without the impact of derivatives	$23,161	$36,460
Net loss on derivatives included in oil and condensate sales	(2,628)	(1,995)
Total Oil and condensate sales	$20,533	$34,465

Oil and condensate sales without the impact of derivatives ($/Bbl)	$42.00	$50.15
Impact from settled derivatives ($/Bbl)	$6.49	$(0.01)
Average Oil and condensate sales price, including settled derivatives ($/Bbl)	$48.49	$50.14

Natural gas liquids sales
Natural gas liquids production volumes (MGal)	30,853	39,521

Natural gas liquids sales without the impact of derivatives	$10,311	$11,958
Net loss on derivatives included in natural gas liquid sales	(1,143)	—
Total Natural gas liquids sales	$9,168	$11,958

Natural gas liquids sales without the impact of derivatives ($/Gal)	$0.33	$0.30
Impact from settled derivatives ($/Gal)	$—	$—
Average Natural gas liquids sales price, including settled derivatives ($/Gal)	$0.33	$0.30

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes decreased to $14.7 million for the three months ended June 30, 2016 from $16.9 million for the three months ended June 30, 2015. This decrease was mainly the result of a decrease in expenses related to contract labor, disposal costs and location repairs, partially offset by increases in ad valorem taxes and water hauling expenses.

Production Taxes. Production taxes decreased $0.4 million to $2.9 million for the three months ended June 30, 2016 from $3.3 million for the three months ended June 30, 2015. This decrease was related to changes in our product mix and production location as well as a decrease in realized prices.
Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased by $6.4 million to $39.3 million for the three months ended June 30, 2016 from $32.9 million for the same period in 2015. This increase was primarily attributable to midstream expenses related to our increased production volumes in the Utica Shale resulting from our 2015 drilling activities.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense decreased to $55.7 million for the three months ended June 30, 2016, and consisted of $55.0 million in depletion of oil and natural gas properties and $0.7 million in depreciation of other property and equipment, as compared to total DD&A expense of $71.2 million for the three months ended June 30, 2015. This decrease was due to a decrease in our full cost pool as a result of our 2015 and 2016 ceiling test impairments and an increase in our total proved reserves volume used to calculate our total DD&A expense, partially offset by an increase in our production.
General and Administrative Expenses. Net general and administrative expenses increased to $11.9 million for the three months ended June 30, 2016 from $9.5 million for the three months ended June 30, 2015. This $2.4 million increase was due to an increase in salaries and benefits, franchise taxes, bank fees, accounting fees and consulting fees.
Accretion Expense. Accretion expense remained relatively flat at $0.3 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively.
Interest Expense. Interest expense increased to $16.1 million for the three months ended June 30, 2016 from $12.0 million for the three months ended June 30, 2015 due primarily to a decrease in the amount of interest capitalized during the three months ended June 30, 2016 as compared to the same period in 2015. We capitalized approximately $1.4 million and $4.7 million in interest expense to undeveloped oil and natural gas properties during the three months ended June 30, 2016 and 2015, respectively. This decrease in capitalized interest in the 2016 period was the result of changes to our development plan for our oil and natural gas properties. This increase in interest expense is partially offset by total weighted average debt outstanding under our revolving credit facility of $51.9 million for the three months ended June 30, 2015 as compared to no debt outstanding under such facility for the three months ended June 30, 2016. As of June 30, 2016 and 2015, no borrowings were outstanding under this credit facility.
Income Taxes. As of June 30, 2016, we had a net operating loss carryforward of approximately $132.0 million, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management's opinion, it is more likely than not that some portion will not be realized. At June 30, 2016, a valuation allowance of $484.9 million had been provided against the net deferred tax asset, with the exception of certain state net operating losses and AMT credits that we expect to be able to utilize with net operating loss carrybacks and tax planning in the amount of $24.6 million. We recognized an income tax benefit of $0.2 million for the three months ended June 30, 2016.
Comparison of the Six Months Ended June 30, 2016 and 2015
We reported a net loss of $582.0 million for the six months ended June 30, 2016 as compared to a net loss of $5.8 million for the six months ended June 30, 2015. This $576.2 million increase in period-to-period net loss was due primarily to an impairment charge of $389.6 million related to lower commodity prices, a $159.6 million decrease in oil and gas revenues, an $11.3 million increase in interest expense and a $36.4 million increase in loss from equity method investments, partially offset by a $39.9 million decrease in depreciation, depletion and amortization expense for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Oil and Gas Revenues. For the six months ended June 30, 2016, we reported oil and natural gas revenues of $128.8 million as compared to oil and natural gas revenues of $288.4 million during the same period in 2015. This $159.6 million, or 55%, decrease in revenues was primarily attributable to the following:

•
A $119.7 million decrease in oil and natural gas revenues due to an unfavorable change in gains and losses from derivative instruments. Of the total change, $83.4 million was due to a favorable change in settlements related to our derivative positions. This amount was offset by an unfavorable change of $203.1 million due to changes in the fair value of our open derivative positions in each period.

•	A $3.9 million increase in gas sales without the impact of derivatives due to an 80% increase in gas sales volumes largely offset by a 43% decrease in natural gas market prices.

•	A $29.4 million decrease in oil and condensate sales without the impact of derivatives due to a 23% decrease in oil and condensate sales volumes and a 26% decrease in oil and condensate market prices.

•
A $14.4 million decrease in natural gas liquid sales without the impact of derivatives due to a 21% decrease in natural gas liquids sales volumes and a 27% decrease in natural gas liquid market prices.

The following table summarizes our oil and natural gas production and related pricing for the six months ended June 30, 2016, as compared to such data for the six months ended June 30, 2015:

	Six months ended June 30,
	2016	2015
	($ In thousands)
Gas sales
Gas production volumes (MMcf)	106,082	59,085

Gas sales without the impact of derivatives	$149,855	$145,988
Net (loss) gain on derivatives included in gas sales	(76,621)	38,453
Total Gas sales	$73,234	$184,441

Gas sales without the impact of derivatives ($/Mcf)	$1.41	$2.47
Impact from settled derivatives ($/Mcf)	$1.10	$0.71
Average Gas sales price, including settled derivatives ($/Mcf)	$2.51	$3.18

Oil and condensate sales
Oil and condensate production volumes (MBbls)	1,153	1,493

Oil and condensate sales without the impact of derivatives	$39,000	$68,396
Net (loss) gain on derivatives included in oil and condensate sales	(1,346)	1,569
Total Oil and condensate sales	$37,654	$69,965

Oil and condensate sales without the impact of derivatives ($/Bbl)	$33.82	$45.82
Impact from settled derivatives ($/Bbl)	$8.60	$0.96
Average Oil and condensate sales price, including settled derivatives ($/Bbl)	$42.42	$46.78

Natural gas liquids sales
Natural gas liquids production volumes (MGal)	73,380	92,999

Natural gas liquids sales without the impact of derivatives	$19,604	$33,965
Net loss on derivatives included in natural gas liquids sales	(1,690)	—
Total Natural gas liquids sales	$17,914	$33,965

Natural gas liquids sales without the impact of derivatives ($/Gal)	$0.27	$0.37
Impact from settled derivatives ($/Gal)	$—	$—
Average Natural gas liquids sales price, including settled derivatives ($/Gal)	$0.27	$0.37

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes decreased to $31.3 million for the six months ended June 30, 2016 from $33.8 million for the six months ended June 30, 2015. This decrease was mainly the result of a decrease in expenses related to contract labor, disposal costs and road, location and equipment repairs, partially offset by an increase in ad valorem taxes and water hauling expenses.
Production Taxes. Production taxes decreased $1.6 million to $6.0 million for the six months ended June 30, 2016 from $7.6 million for the same period in 2015. This decrease was primarily related to changes in our product mix and production location as well as a decrease in realized prices.

Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased by $18.7 million to $77.0 million for the six months ended June 30, 2016 from $58.3 million for the same period in 2015. This increase was primarily attributable to midstream expenses related to our increased production volumes in the Utica Shale resulting from our 2015 drilling activities.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense decreased to $121.1 million for the six months ended June 30, 2016, and consisted of $119.8 million in depletion of oil and natural gas properties and $1.3 million in depreciation of other property and equipment, as compared to total DD&A expense of $161.1 million for the six months ended June 30, 2015. This decrease was due to a decrease in our full cost pool as a result of our 2015 and 2016 ceiling test impairments and an increase in our total proved reserves volume used to calculate our total DD&A expense, partially offset by an increase in our production.
General and Administrative Expenses. Net general and administrative expenses increased to $22.5 million for the six months ended June 30, 2016 from $20.3 million for the six months ended June 30, 2015. This $2.2 million increase was due to an increase in consulting fees, bank fees, accounting fees, computer support expenses and franchise taxes.
Accretion Expense. Accretion expense was $0.5 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively.
Interest Expense. Interest expense increased to $32.1 million for the six months ended June 30, 2016 from $20.8 million for the six months ended June 30, 2015 due primarily to the issuance of $350.0 million of 6.625% Senior Notes due 2023 on April 21, 2015. This increase is partially offset by total weighted debt outstanding under our revolving credit facility of $94.0 million for the six months ended June 30, 2015 as compared to no debt outstanding under such facility for the six months ended June 30, 2016. Additionally, we capitalized approximately $3.0 million and $8.4 million in interest expense to undeveloped oil and natural gas properties during the six months ended June 30, 2016 and June 30, 2015, respectively. This decrease in capitalized interest in the 2016 period was the result of changes to our development plan for our oil and natural gas properties. Additionally, we capitalized approximately $0.7 million in interest expense related to our construction loan during the six months ended June 30, 2016.
Income Taxes. As of June 30, 2016, we had a net operating loss carryforward of approximately $132.0 million, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management's opinion, it is more likely than not that some portion will not be realized. At June 30, 2016, a valuation allowance of $484.9 million had been provided against the net deferred tax asset, with the exception of certain state net operating losses and AMT credits that we expect to be able to utilize with net operating loss carrybacks and tax planning in the amount of $24.6 million. We recognized an income tax benefit of $0.3 million for the six months ended June 30, 2016.
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
On March 15, 2016, we issued 16,905,000 shares of our common stock in an underwritten public offering (which included 2,205,000 shares sold pursuant to an option to purchase additional shares of our common stock granted by the us to, and exercised in full by, the underwriters). The net proceeds from this equity offering were approximately $411.7 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds from the offering primarily to fund a portion of our 2017 capital development plan and for general corporate purposes.
Net cash flow provided by operating activities was $142.7 million for the six months ended June 30, 2016 as compared to net cash flow provided by operating activities of $138.9 million for the same period in 2015. This increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 15% increase in net revenues after giving effect to settled derivative instruments, partially offset by an increase in our operating expenses.

Net cash used in investing activities for the six months ended June 30, 2016 was $281.0 million as compared to $979.8 million for the same period in 2015. During the six months ended June 30, 2016, we spent $257.2 million in additions to oil and natural gas properties, of which $105.9 million was spent on our 2016 drilling, completion and recompletion activities, $60.5 million was spent on expenses attributable to wells spud, completed and recompleted during 2015, $3.5 million was spent on facility enhancements, $39.0 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale, with the remainder attributable mainly to future location development and capitalized general and administrative expenses. In addition, $13.7 million was invested in Grizzly and $3.0 million was in invested in Strike Force during the six months ended June 30, 2016. We did not make any investments in our other equity investments during the six months ended June 30, 2016.
Net cash provided by financing activities for the six months ended June 30, 2016 was $421.8 million as compared to $1.2 billion for the same period in 2015. The 2016 amount provided by financing activities is primarily attributable to the net proceeds of approximately $411.7 million from our 2016 equity offering.
Credit Facility. We have entered into a senior secured revolving credit facility, as amended, with The Bank of Nova Scotia, as the lead arranger and administrative agent and certain lenders from time to time party thereto. The credit agreement provides for a maximum facility amount of $1.5 billion and matures on June 6, 2018. On February 19, 2016, we further amended our credit facility to, among other things, (a) increase the basket for unsecured debt issuances to $1.35 billion from $1.2 billion (of which $950 million was then outstanding), (b) reaffirm our borrowing base of $700.0 million, and (c) increase the percentage of projected oil and gas production that may be hedged by us during 2016. As of June 30, 2016, we had no balance outstanding under our revolving credit facility and total funds available for borrowing, after giving effect to an aggregate of $205.8 million of outstanding letters of credit, were $494.2 million. This facility is secured by substantially all of our assets. Our wholly-owned subsidiaries guarantee our obligations under our revolving credit facility.
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
Our revolving credit facility contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries' ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in our revolving credit facility. Our revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of net funded debt to EBITDAX (net income, excluding (i) any non-cash revenue or expense associated with swap contracts resulting from ASC 815 and (ii) any cash or non-cash revenue or expense attributable to minority investment plus without duplication and, in the case of expenses, to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) exploration costs deducted in determining net income under successful efforts accounting, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings (provided that expenses related to any unsuccessful dispositions will be limited to $3.0 million in the aggregate) for a twelve-month period may not be greater than 4.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with these financial covenants at June 30, 2016.
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
Construction Loan. In June 2015, we entered into a construction loan agreement, or the construction loan, with InterBank for the construction of our new corporate headquarters in Oklahoma City. The construction loan allows for maximum principal borrowings of $24.5 million and requires us to fund 30% of the estimated cost of the construction before any funds can be drawn, which occurred in January 2016. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.5% per annum and is payable on the last day of the month through May 31, 2017. Monthly interest and principal payments are due beginning June 30, 2017, with the final payment due June 4, 2025. As of June 30, 2016, $12.0 million of borrowings were outstanding under the construction loan.
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
From January 1, 2016 through August 1, 2016, we spud 24 gross (20.7 net) wells in the Utica Shale. We currently expect our 2016 capital expenditures to be $299.0 million to $347.0 million to drill 42 to 46 gross (36 to 39 net) horizontal wells and commence sales from 50 to 56 gross (37 to 41 net) wells on our Utica Shale acreage. As of August 1, 2016, we had three operated horizontal rigs drilling in the play. We also anticipate an additional 20 to 22 gross (three to four net) horizontal wells will be drilled, and sales commenced from 25 to 27 gross (six to seven net) horizontal wells, on our Utica Shale acreage by other operators for estimated 2016 expenditures to us of $90.0 million to $100.0 million. In addition, we currently expect to spend $40.0 million to $50.0 million in 2016 for acreage expenses, primarily lease extensions, in the Utica Shale.
From January 1, 2016 through August 1, 2016, we recompleted 29 existing wells and spud no new wells at our WCBB field. In our Hackberry fields, from January 1, 2016 through August 1, 2016, we recompleted 14 existing wells and spud no new wells. We currently expect our 2016 capital expenditures to be $26.0 million to $28.0 million for maintenance capital expenditures and recompletions in Southern Louisiana.

From January 1, 2016 through August 1, 2016, no new wells were spud on our Niobrara Formation acreage. We do not currently anticipate any capital expenditures in the Niobrara Formation in 2016.
As of June 30, 2016, our net investment in Grizzly was approximately $49.6 million. During the six months ended June 30, 2016, we paid cash calls of $13.7 million to Grizzly. Effective October 5, 2012, Grizzly entered into a $125.0 million revolving credit facility, under which $57.2 million was outstanding at June 30, 2016. Grizzly has agreed to pay the outstanding balance by the payoff date in July 2016. We paid our proportionate share of this amount on June 30, 2016. We do not currently anticipate any additional material capital expenditures in 2016 related to Grizzly's activities.
In connection with the formation of Strike Force, we contributed certain assets valued at $22.5 million, including an approximately 11 mile-long, 12-inch diameter gathering line. During the six months ended June 30, 2016, we paid cash calls of $3.0 million to Strike Force. We currently expect to make $20.0 million to $25.0 million in cash contributions to Strike Force in 2016.
We had no capital expenditures during the six months ended June 30, 2016 related to our interests in Thailand. We do not currently anticipate any capital expenditures in Thailand in 2016.
In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations, including pressure pumping and proppant. See Note 3 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments. In the six months ended June 30, 2016, we did not make any investments in these entities, and we do not currently anticipate any capital expenditures related to these entities in 2016.
During 2015 and the first half of 2016, we continued to focus on operational efficiencies in an effort to reduce our overall well costs and deliver better results in a more economical manner, particularly in light of the continued downturn in commodity prices. We have successfully leveraged the lower commodity price environment to gain access to higher-quality equipment and superior services for reduced costs, which has contributed to increased productivity. We have also renegotiated the contracts for our horizontal drilling rigs. This has allowed us to secure a base level of activity for 2017, hedge against increases in service costs and ensure access to quality equipment and experienced crews, all of which we expect to contribute to further efficiency gains.
As a result of the decline in commodity prices, our initial 2016 development plan contemplated running three rigs beginning in January 2016 and reducing activity levels throughout the year for an average of 2.5 rigs on our operated Utica Shale acreage during 2016, as compared to an average of 3.7 rigs in 2015. However, in response to the recent strengthening of natural gas prices, we were still running three rigs as of August 1, 2016 and have contracted a fourth rig to begin operations in September 2016. In addition, we intend to increase our completions during the fourth quarter of 2016. As a result, we expect to drill an incremental 17 to 18 net wells and commence sales from an additional ten to 11 net wells in 2016. We believe our continued focus on cost reductions and efficiency gains provide a partial offset to the additional capital required for this incremental activity. Including this incremental activity, our total capital expenditures for 2016 are now currently estimated to be in the range of $475.0 million to $550.0 million, including $415.0 million to $475.0 million for drilling and completion expenditures, of which $230.7 million was spent as of June 30, 2016, $40.0 million to $50.0 million for acreage expenses, primarily lease extensions, in the Utica Shale, of which $32.5 million was spent during the first half of 2016, and $20.0 million to $25.0 million to fund our investment in Strike Force. Approximately 95% of our 2016 estimated capital expenditures are currently expected to be spent in the Utica Shale. The updated estimated 2016 range of capital expenditures for drilling and completion is down from the $851.8 million spent in 2015, primarily due to the low commodity price environment and a desire to maintain a favorable liquidity position.
We continually monitor market conditions and are prepared to adjust our drilling program if commodity prices dictate. Currently, we believe that our cash flow from operations, cash on hand and borrowings under our loan agreements will be sufficient to meet our normal recurring operating needs and capital requirements for the next twelve months. We believe that our strong liquidity position and conservative balance sheet position us well to react quickly to changing commodity prices and accelerate our activity within the Utica Basin to possibly a six or eight rig program in 2017, or to scale back our activity, as the market conditions warrant. Notwithstanding the foregoing, in the event commodity prices decline further, our capital or other costs increase, our equity investments require additional contributions and/or we pursue additional equity method investments or acquisitions, we may be required to obtain additional funds which we would seek to do through traditional borrowings, offerings of debt or equity securities or other means, including the sale of assets. We regularly evaluate new acquisition opportunities. Needed capital may not be available to us on acceptable terms or at all. Further, if we are unable to obtain funds when needed or on acceptable terms, we may be required to delay or curtail implementation of our business plan or not be able to complete acquisitions that may be favorable to us. If the low commodity price environment continues or worsens, our revenues, cash flows, results of operations, liquidity and reserves may be materially and adversely affected.
Commodity Price Risk
The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. During the past six years, the posted price for West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate or WTI, has ranged from a low of $26.05 per barrel, or Bbl, in February 2016 to a high of $113.39 per Bbl in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.61 per MMBtu in March 2016 to a high of $7.51 per MMBtu in January 2010. On July 29, 2016, the WTI posted price for crude oil was $41.60 per Bbl and the Henry Hub spot market price of natural gas was $2.88 per MMBtu. If the prices of oil and natural gas continue at current levels or decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to further write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for information regarding our open fixed price swaps at June 30, 2016.
Commitments
In connection with our acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller's (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until our abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we could access the trust for use in plugging and abandonment charges associated with the property. As of June 30, 2016, the plugging and abandonment trust totaled approximately $3.1 million. At June 30, 2016, we have plugged 463 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2016.
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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance is effective for periods after December 15, 2015. We adopted this guidance effective December 31, 2015, and have reclassified $16.6 million and $17.9 million of debt issuance costs to offset long-term debt at June 30, 2016 and December 31, 2015, respectively, as shown in Note 6 to our consolidated financial statements included elsewhere in this quarterly report.

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

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This guidance rescinds SEC Staff Observer comments that are codified in Topic 606, Revenue Recognition, and Topic 932, Extractive Activities--Oil and Gas. This amendment is effective upon adoption of Topic 606. We are in the process of evaluating the impact of this guidance on our consolidated financial statements.

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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During the past six years, the posted price for WTI, has ranged from a low of $26.05 per barrel, or Bbl, in February 2016 to a high of $113.39 per Bbl in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.61 per MMBtu in March 2016 to a high of $7.51 per MMBtu in January 2010. On July 29, 2016, the WTI posted price for crude oil was $41.60 per Bbl and the Henry Hub spot market price of natural gas was $2.88 per MMBtu. If the prices of oil and natural gas continue at current levels or decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swap positions at June 30, 2016:

	Location	Daily Volume (Bbls/day)	Weighted Average Price
July 2016 - June 2017	ARGUS LLS	2,000	$51.10

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
July 2016	NYMEX Henry Hub	550,000	$3.06
August 2016 - September 2016	NYMEX Henry Hub	560,000	$3.04
October 2016	NYMEX Henry Hub	570,000	$3.05
November 2016 - December 2016	NYMEX Henry Hub	525,000	$3.18
January 2017 - February 2017	NYMEX Henry Hub	442,500	$3.14
March 2017	NYMEX Henry Hub	422,500	$3.13
April 2017 - June 2017	NYMEX Henry Hub	367,500	$3.15
July 2017 - October 2017	NYMEX Henry Hub	305,000	$2.99
November 2017 - December 2017	NYMEX Henry Hub	385,000	$3.03
January 2018 - March 2018	NYMEX Henry Hub	240,000	$3.07
April 2018 - December 2018	NYMEX Henry Hub	160,000	$3.01
January 2019 - March 2019	NYMEX Henry Hub	20,000	$3.37

	Location	Daily Volume (Bbls/day)	Weighted Average Price
July 2016 - December 2016	Mont Belvieu	1,500	$19.95
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
In addition, we have entered into natural gas basis swap positions, which settle on the pricing index to basis differential of MichCon or Tetco M2 to the NYMEX Henry Hub natural gas price. As of June 30, 2016, we had the following natural gas basis swap positions for MichCon and Tetco M2, respectively.

	Location	Daily Volume (MMBtu/day)	Hedged Differential
July 2016 - December 2016	MichCon	40,000	$0.02
November 2016 - March 2017	Tetco M2	50,000	$(0.59)
Under our 2016 contracts, we have hedged approximately 75% to 79% of our estimated 2016 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. At June 30, 2016, we had a net liability derivative position of $19.9 million as compared to a net asset derivative position of $99.5 million as of June 30, 2015, related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $95.6 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $95.6 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Our revolving amended and restated credit agreement is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. As of June 30, 2016, we had no variable interest rate borrowings outstanding; therefore, an increase in interest rates would not have impacted our interest expense. Our interest rate on borrowings under our revolving credit facility was 2.18% on April 20, 2015, the last day on which borrowings were outstanding under such facility. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $3.0 million based on the $300.0 million outstanding in the aggregate under our revolving credit facility as of such date. As of June 30, 2016, we did not have any interest rate swaps to hedge our interest risks.

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
As of June 30, 2016, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and President and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and President and our Chief Accounting Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
In two separate complaints, one filed by the State of Louisiana and the Parish of Cameron in the 38th Judicial District Court for the Parish of Cameron on February 9, 2016 and the other filed by the State of Louisiana and the District Attorney for the 15th Judicial District of the State of Louisiana in the 15th Judicial District Court for the Parish of Vermillion on July 29, 2016, we were named as a defendant, among 26 oil and gas companies, in the Cameron Parish complaint and among nine oil and gas companies in the Vermillion Parish complaint. Both complaints were filed under the State and Local Coastal Resources Management Act of 1978, as amended, and the rules, regulations, orders and ordinances adopted thereunder, which we referred to collectively as the CZM Laws, and allege that certain of the defendants’ oil and gas exploration, production and transportation operations associated with the development of the East Hackberry and West Hackberry oil and gas fields, in the case of the Cameron Parish complaint, and the Tigre Lagoon oil and gas field, in the case of the Vermillion Parish complaint, were conducted in violation of the CZM Laws. Both complaints allege that such activities caused substantial damage to land and waterbodies located in the coastal zone of the relevant Parish, including due to defendants’ design, construction and use of waste pits and the alleged failure to properly close the waste pits and to clear, re-vegetate, detoxify and return the property affected to its original condition, as well as the defendants’ alleged discharge of waste into the coastal zone. The Cameron Parish complaint also alleges that the defendants’ oil and gas activities have resulted in the dredging of numerous canals, which had a direct and significant impact on the state coastal waters within Cameron Parish and that the defendants, among other things, failed to design, construct and maintain these canals using the best practical techniques to prevent bank slumping, erosion and saltwater intrusion and to minimize the potential for inland movement of storm-generated surges, which activities allegedly have resulted in the erosion of marshes and the degradation of terrestrial and aquatic life therein. The Cameron Parish complaint also alleges that the defendants failed to re-vegetate, refill, clean, detoxify and otherwise restore these canals to their original condition. In these two petitions, the plaintiffs seek damages and other appropriate relief under the CZM Laws, including the payment of costs necessary to clear, re-vegetate, detoxify and otherwise restore the affected coastal zone of the relevant Parish to its original condition, actual restoration of such coastal zone to its original condition, and the payment of reasonable attorney fees and legal expenses and pre-judgment and post judgment interest.
Shortly after the Cameron Parish complaint was filed, the Louisiana Attorney General and the Louisiana Department of Natural Resources intervened in the lawsuit asserting similar claims. On April 21, 2016, several of the defendants removed the lawsuit to the United States District Court for the Western District of Louisiana in Lake Charles. We were served with this complaint on May 4, 2016. The plaintiffs filed a motion to remand the case back to the 38th Judicial District Court, and the motion to remand is set for hearing on September 1, 2016. We have not been served with the Vermillion Parish complaint. We have not had the opportunity to evaluate the applicability of the allegations made in such complaints to our operations. Due to the early stages of these matters, management cannot determine the amount of loss, if any, that may result.
In addition, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers' compensation claims and employment related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 1A.	RISK FACTORS
See risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not Applicable.

(c)	We do not have a share repurchase program, and during the six months ended June 30, 2016, we did not purchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
On August 5, 2016, J. Ross Kirtley’s employment as our Chief Operating Officer terminated. Under his employment agreement, Mr. Kirtley is entitled to certain benefits as described in our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 2016, as supplemented on June 3, 2016.

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
Date: August 5, 2016

GULFPORT ENERGY CORPORATION

By:	/s/ Keri Crowell
Keri Crowell Chief Accounting Officer