Form 10-Q
period 2016-09-30
GULFPORT ENERGY CORP
filed 2016-11-03
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016 OR

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
Large Accelerated filer  ☒    Accelerated filer   ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2016, 125,453,533 shares of the registrant’s common stock were outstanding.

GULFPORT ENERGY CORPORATION

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$364,276	$112,974
Accounts receivable—oil and gas	127,788	71,872
Accounts receivable—related parties	96	16
Prepaid expenses and other current assets	10,740	3,905
Short-term derivative instruments	39,363	142,794
Deferred tax asset	38	—
Total current assets	542,301	331,561
Property and equipment:
Oil and natural gas properties, full-cost accounting, $1,723,821 and $1,817,701 excluded from amortization in 2016 and 2015, respectively	5,816,458	5,424,342
Other property and equipment	54,460	33,171
Accumulated depletion, depreciation, amortization and impairment	(3,613,662)	(2,829,110)
Property and equipment, net	2,257,256	2,628,403
Other assets:
Equity investments	251,309	242,393
Long-term derivative instruments	15,262	51,088
Deferred tax asset	4,203	74,925
Other assets	5,512	6,364
Total other assets	276,286	374,770
Total assets	$3,075,843	$3,334,734
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$304,341	$265,128
Asset retirement obligation—current	75	75
Short-term derivative instruments	37,220	437
Deferred tax liability	—	50,697
Current maturities of long-term debt	220	179
Total current liabilities	341,856	316,516
Long-term derivative instrument	14,907	6,935
Asset retirement obligation—long-term	32,910	26,362
Long-term debt, net of current maturities	961,050	946,084
Total liabilities	1,350,723	1,295,897
Commitments and contingencies (Note 10)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock - $.01 par value, 200,000,000 authorized, 125,453,533 issued and outstanding at September 30, 2016 and 108,322,250 at December 31, 2015	1,253	1,082
Paid-in capital	3,245,393	2,824,303
Accumulated other comprehensive loss	(50,816)	(55,177)
Retained deficit	(1,470,710)	(731,371)
Total stockholders’ equity	1,725,120	2,038,837
Total liabilities and stockholders’ equity	$3,075,843	$3,334,734
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands, except share data)
Revenues:
Gas sales	$155,185	$179,215	$228,419	$363,656
Oil and condensate sales	23,507	41,747	61,161	111,712
Natural gas liquid sales	15,000	9,431	32,914	43,396
Other (expense) income	(6)	176	3	392
	193,686	230,569	322,497	519,156
Costs and expenses:
Lease operating expenses	17,471	17,568	48,789	51,411
Production taxes	3,525	3,593	9,492	11,163
Midstream gathering and processing	45,475	42,166	122,476	100,451
Depreciation, depletion and amortization	62,285	90,329	183,414	251,393
Impairment of oil and gas properties	212,194	594,776	601,806	594,776
General and administrative	10,467	11,001	32,941	31,315
Accretion expense	269	212	777	594
	351,686	759,645	999,695	1,041,103
LOSS FROM OPERATIONS	(158,000)	(529,076)	(677,198)	(521,947)
OTHER (INCOME) EXPENSE:
Interest expense	12,787	14,124	44,892	34,906
Interest income	(337)	(279)	(822)	(536)
Insurance proceeds	(3,750)	—	(3,750)	—
(Income) loss from equity method investments	(5,997)	61,891	25,576	57,036
	2,703	75,736	65,896	91,406
LOSS BEFORE INCOME TAXES	(160,703)	(604,812)	(743,094)	(613,353)
INCOME TAX BENEFIT	(3,407)	(216,603)	(3,755)	(219,338)
NET LOSS	$(157,296)	$(388,209)	$(739,339)	$(394,015)
NET LOSS PER COMMON SHARE:
Basic	$(1.25)	$(3.59)	$(6.12)	$(4.06)
Diluted	$(1.25)	$(3.59)	$(6.12)	$(4.06)
Weighted average common shares outstanding—Basic	125,408,866	108,217,062	120,771,046	96,935,897
Weighted average common shares outstanding—Diluted	125,408,866	108,217,062	120,771,046	96,935,897

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net loss	$(157,296)	$(388,209)	$(739,339)	$(394,015)
Foreign currency translation adjustment (1)	(4,013)	(11,538)	4,361	(23,275)
Other comprehensive (loss) income	(4,013)	(11,538)	4,361	(23,275)
Comprehensive loss	$(161,309)	$(399,747)	$(734,978)	$(417,290)

(1) Net of $2.8 million and $2.8 million in taxes for the three and nine months ended September 30, 2016, respectively. No taxes were recorded for three and nine months ended September 30, 2015.

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2016	108,322,250	$1,082	$2,824,303	$(55,177)	$(731,371)	$2,038,837
Net loss	—	—	—	—	(739,339)	(739,339)
Other Comprehensive Income	—	—	—	4,361	—	4,361
Stock Compensation	—	—	9,550	—	—	9,550
Issuance of Common Stock in public offerings, net of related expenses	16,905,000	169	411,542	—	—	411,711
Issuance of Restricted Stock	226,283	2	(2)	—	—	—
Balance at September 30, 2016	125,453,533	$1,253	$3,245,393	$(50,816)	$(1,470,710)	$1,725,120

Balance at January 1, 2015	85,655,438	$856	$1,828,602	$(26,675)	$493,513	$2,296,296
Net loss	—	—	—	—	(394,015)	(394,015)
Other Comprehensive Loss	—	—	—	(23,275)	—	(23,275)
Stock Compensation	—	—	10,556	—	—	10,556
Issuance of Common Stock in public offerings, net of related expenses	22,425,000	224	981,299			981,523
Issuance of Restricted Stock	156,393	2	(2)	—	—	—
Issuance of Common Stock through exercise of options	5,000	—	45	—	—	45
Balance at September 30, 2015	108,241,831	$1,082	$2,820,500	$(49,950)	$99,498	$2,871,130

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(739,339)	$(394,015)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount—Asset Retirement Obligation	777	594
Depletion, depreciation and amortization	183,414	251,393
Impairment of oil and gas properties	601,806	594,776
Stock-based compensation expense	5,730	6,334
Loss from equity investments	25,988	64,062
Loss (gain) on derivative instruments	184,013	(58,873)
Deferred income tax expense (benefit)	17,211	(219,338)
Amortization of loan commitment fees	2,912	2,287
Amortization of note discount and premium	(1,716)	(1,611)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(55,916)	37,587
Increase in accounts receivable—related party	(80)	(103)
Increase in prepaid expenses	(6,835)	(12,442)
Increase (decrease) in accounts payable, accrued liabilities and other	28,265	(34,440)
Settlement of asset retirement obligation	(955)	(1,120)
Net cash provided by operating activities	245,275	235,091
Cash flows from investing activities:
Deductions to cash held in escrow	8	8
Additions to other property and equipment	(20,131)	(8,209)
Additions to oil and gas properties	(441,128)	(1,373,292)
Proceeds from sale of oil and gas properties	41,534	18,192
Contributions to equity method investments	(18,510)	(13,837)
Distributions from equity method investments	14,220	4,761
Insurance proceeds	3,750	—
Net cash used in investing activities	(420,257)	(1,372,377)
Cash flows from financing activities:
Principal payments on borrowings	(1,685)	(350,130)
Borrowings on line of credit	—	250,000
Proceeds from bond issuance	—	350,000
Borrowings on term loan	16,499	—
Debt issuance costs and loan commitment fees	(241)	(8,381)
Proceeds from issuance of common stock, net of offering costs	411,711	981,568
Net cash provided by financing activities	426,284	1,223,057
Net increase in cash and cash equivalents	251,302	85,771
Cash and cash equivalents at beginning of period	112,974	142,340
Cash and cash equivalents at end of period	$364,276	$228,111
Supplemental disclosure of cash flow information:
Interest payments	$35,193	$24,195
Income tax payments	$—	$29,753
Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$3,820	$4,222
Asset retirement obligation capitalized	$6,726	$5,736
Interest capitalized	$8,920	$12,041
Foreign currency translation gain (loss) on equity method investments	$7,137	$(23,275)
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-K. Results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results expected for the full year.

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
The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Oil and natural gas properties	$5,816,458	$5,424,342
Office furniture and fixtures	13,862	12,589
Building	36,931	16,915
Land	3,667	3,667
Total property and equipment	5,870,918	5,457,513
Accumulated depletion, depreciation, amortization and impairment	(3,613,662)	(2,829,110)
Property and equipment, net	$2,257,256	$2,628,403

At September 30, 2016, the net book value of the Company's oil and natural gas properties was above the calculated ceiling as a result of the reduced commodity prices for the period leading up to September 30, 2016. As a result, the Company recorded an impairment of its oil and natural gas properties under the full cost method of accounting of $212.2 million and $601.8 million for the three and nine months ended September 30, 2016, respectively. An impairment of $594.8 million was required for oil and natural gas properties for the three and nine months ended September 30, 2015.
Included in oil and natural gas properties at September 30, 2016 is the cumulative capitalization of $122.8 million in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $7.2 million and $22.2 million for the three and nine months ended September 30, 2016, respectively, and $7.3 million and $20.8 million for the three and nine months ended September 30, 2015, respectively.
The following table summarizes the Company’s non-producing properties excluded from amortization by area at September 30, 2016:

September 30, 2016
(In thousands)
Utica	$1,718,379
Niobrara	4,857
Southern Louisiana	443
Bakken	97
Other	45
$1,723,821

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
A reconciliation of the Company's asset retirement obligation for the nine months ended September 30, 2016 and 2015 is as follows:

	September 30, 2016	September 30, 2015
	(In thousands)
Asset retirement obligation, beginning of period	$26,437	$17,938
Liabilities incurred	6,726	5,736
Liabilities settled	(955)	(1,120)
Accretion expense	777	594
Asset retirement obligation as of end of period	32,985	23,148
Less current portion	75	75
Asset retirement obligation, long-term	$32,910	$23,073

3.	EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of September 30, 2016 and December 31, 2015:

		Carrying value		(Income) loss from equity method investments
	Approximate ownership %	September 30, 2016	December 31, 2015	Three months ended September 30,		Nine months ended September 30,
				2016	2015	2016	2015
		(In thousands)
Investment in Tatex Thailand II, LLC	23.5%	$—	$—	$(253)	$—	$(412)	$189
Investment in Tatex Thailand III, LLC	17.9%	—	—	—	—	—	—
Investment in Grizzly Oil Sands ULC	24.9999%	48,595	50,645	363	58,653	24,811	71,289
Investment in Timber Wolf Terminals LLC	50.0%	993	999	3	—	7	13
Investment in Windsor Midstream LLC	22.5%	25,797	27,955	(9,014)	(323)	(12,062)	(18,229)
Investment in Stingray Cementing LLC	50.0%	2,084	2,487	79	(12)	187	160
Investment in Blackhawk Midstream LLC	48.5%	—	—	—	—	—	(7,217)
Investment in Stingray Energy Services LLC	50.0%	4,382	5,908	294	218	935	539
Investment in Sturgeon Acquisitions LLC	25.0%	22,146	22,769	112	(257)	623	(1,316)
Investment in Mammoth Energy Partners LP	30.5%	120,773	131,630	2,518	3,612	11,527	11,608
Investment in Strike Force Midstream LLC	25.0%	26,539	—	(99)	—	(40)	—
		$251,309	$242,393	$(5,997)	$61,891	$25,576	$57,036

The tables below summarizes financial information for the Company's equity investments as of September 30, 2016 and December 31, 2015.
Summarized balance sheet information:

	September 30, 2016	December 31, 2015

	(In thousands)
Current assets	$129,401	$105,537
Noncurrent assets	$1,389,258	$1,293,925
Current liabilities	$62,882	$56,559
Noncurrent liabilities	$91,928	$155,995
Summarized results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Gross revenue	$76,627	$100,979	$206,666	$364,669
Net (income) loss	$(35,212)	$10,063	$(9,344)	$(35,359)
Tatex Thailand II, LLC
The Company has an indirect ownership interest in Tatex Thailand II, LLC (“Tatex II”). Tatex II holds 85,122 of the 1,000,000 outstanding shares of APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 243,000 acres which includes the Phu Horm Field. During the nine months ended September 30, 2016, the Company received $0.4 million in distributions from Tatex II.
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
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings Inc. ("Grizzly Holdings"), owns an interest in Grizzly Oil Sands ULC ("Grizzly"), a Canadian unlimited liability company. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc. ("Oil Sands"). As of September 30, 2016, Grizzly had approximately 830,000 acres under lease in the Athabasca and Peace River oil sands regions of Alberta, Canada. Initiation of steam injection at its first project, Algar Lake Phase 1, commenced in January 2014 and first bitumen production was achieved during the second quarter of 2014. In April 2015, Grizzly determined to cease bitumen production at its Algar Lake facility due to the level of commodity prices. Grizzly continues to monitor market conditions as it assesses future plans for the facility. The Company reviewed its investment in Grizzly at March 31, 2016 for impairment based on FASB ASC 323 due to certain qualitative factors and engaged an independent third party to assist management in determining fair value calculations of its investment. As a result of the calculated fair values and other qualitative factors, the Company concluded that an other than temporary impairment was required under FASB ASC 323, resulting in an impairment loss of $23.1 million for the three months ended March 31, 2016, which is included in (income) loss from equity method investments in the consolidated statements of operations. As of and during the period ended September 30, 2016, commodity prices had increased as compared to the quarter ended March 31, 2016, and there were no impairment indicators that required further evaluation for impairment. If commodity prices decline in the future, however, further impairment of the investment in Grizzly may be necessary. During the nine months ended September 30, 2016, Gulfport paid $14.5 million in cash calls. Grizzly’s functional currency is the Canadian dollar. The Company's investment in Grizzly was decreased by $1.4 million as a result of a foreign currency translation loss and increased by $8.3 million as a result of a foreign currency translation gain for the three and nine months ended September 30, 2016, respectively. The Company's investment in Grizzly was decreased by $11.6 million and $23.3 million as a result of a foreign currency translation loss for the three and nine months ended September 30, 2015, respectively.
Effective October 5, 2012, Grizzly entered into a $125.0 million revolving credit facility, of which Grizzly paid the outstanding balance in full in July 2016. Gulfport paid its share of this amount on June 30, 2016.
Timber Wolf Terminals LLC
During 2012, the Company invested in Timber Wolf Terminals LLC (“Timber Wolf”). Timber Wolf was formed to operate a crude/condensate terminal and a sand transloading facility in Ohio.
Windsor Midstream LLC
During 2012, the Company purchased an ownership interest in Windsor Midstream LLC (“Midstream”). Midstream owned a 28.4% interest in Coronado Midstream LLC ("Coronado"), a gas processing plant in West Texas. In March 2015, Coronado was sold to Enlink Midstream Partners, LP ("EnLink") for proceeds of approximately $600.0 million, consisting of cash and units representing a limited partnership interest in Enlink. Midstream recorded an $81.6 million gain on the sale of its investment in Coronado. The Company received $14.2 million in distributions from Midstream during the nine months ended September 30, 2016.
Stingray Cementing LLC
During 2012, the Company invested in Stingray Cementing LLC ("Stingray Cementing"). Stingray Cementing provides well cementing services. The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.
Blackhawk Midstream LLC
During 2012, the Company invested in Blackhawk Midstream LLC ("Blackhawk"). Blackhawk was formed to coordinate gathering, compression, processing and marketing activities for the Company in connection with the development of its Utica Shale acreage. On January 28, 2014, Blackhawk completed the sale of its equity interests in Ohio Gathering Company, LLC and Ohio Condensate Company, LLC for a purchase price of $190.0 million, of which $14.3 million was placed in escrow. During the first quarter of 2015, the Company received net proceeds of approximately $7.2 million from the release of escrow from the Blackhawk sale, which is included in (income) loss from equity method investments in the consolidated statements of operations.
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
Mammoth Energy Partners LP
In the fourth quarter of 2014, the Company contributed its investments in four entities to Mammoth Energy Partners LP ("Mammoth") for a 30.5% interest in this entity. Mammoth originally intended to pursue its initial public offering in 2014 or 2015; however, due to low commodity prices, the offering was postponed. In October 2016, Mammoth became a wholly-owned subsidiary of Mammoth Energy Services, Inc. ("Mammoth Energy"), and Mammoth Energy closed its initial public offering (the "IPO"). Upon completion of the IPO, the Company owned 24.2% of the outstanding common stock of Mammoth Energy. See Note 16 for further discussion of the initial public offering. The Company reviewed its investment in Mammoth at September 30, 2016 and determined no impairment was needed. If commodity prices decline in the future, an impairment of the investment in Mammoth may result. The Company's investment in Mammoth was increased by a $0.2 million foreign currency gain and decreased by a $1.1 million foreign currency loss resulting from Mammoth's foreign subsidiary for the three and nine months ended September 30, 2016, respectively. The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.
Strike Force Midstream LLC
In February 2016, the Company, through its wholly owned subsidiary Gulfport Midstream Holdings, LLC ("Midstream Holdings"), entered into an agreement with Rice Midstream Holdings LLC ("Rice"), a subsidiary of Rice Energy Inc., to develop natural gas gathering assets in eastern Belmont County and Monroe County, Ohio (the "dedicated areas"). The Company contributed certain gathering assets for a 25% interest in the newly formed entity called Strike Force Midstream LLC ("Strike Force"). Rice acts as operator and owns the remaining 75% interest in Strike Force. Construction of the gathering assets, which is underway, is expected to provide gathering services for Gulfport operated wells and connectivity of existing dry gas gathering systems. During the nine months ended September 30, 2016, Gulfport paid $4.0 million in cash calls to Strike Force.
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
As of September 30, 2016, the Company held variable interests in the following variable interest entities ("VIEs"), but was not the primary beneficiary: Mammoth, Stingray Energy, Stingray Cementing, Sturgeon, Midstream and Timber Wolf. These entities have governing provisions that are the functional equivalent of a limited partnership and are considered VIEs because the limited partners or non-managing members lack substantive kick-out or participating rights which causes the equity owners, as a group, to lack a controlling financial interest. The Company is a limited partner or non-managing member in each of these VIEs and is not the primary beneficiary because it does not have a controlling financial interest. The general partner or managing member has power to direct the activities that most significantly impact the VIEs’ economic performance. The Company also held a variable interest in Strike Force due to the fact that it does not have sufficient equity capital at risk. The Company is not the primary beneficiary of this entity.
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

5.	OTHER ASSETS
Other assets consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In thousands)
Plugging and abandonment escrow account on the WCBB properties (Note 10)	$3,081	$3,089
Certificates of Deposit securing letter of credit	276	276
Prepaid drilling costs	—	58
Loan commitment fees	2,070	2,870
Deposits	34	34
Other	51	37
	$5,512	$6,364

6.	LONG-TERM DEBT
Long-term debt consisted of the following items as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In thousands)
Revolving credit agreement (1)	$—	$—
Building loan (2)	—	1,653
7.75% senior unsecured notes due 2020 (3)	600,000	600,000
6.625% senior unsecured notes due 2023 (4)	350,000	350,000
Net unamortized original issue premium, net (5)	10,777	12,493
Net unamortized debt issuance costs (6)	(16,006)	(17,883)
Construction loan (7)	16,499	—
Less: current maturities of long term debt	(220)	(179)
Debt reflected as long term	$961,050	$946,084
The Company capitalized approximately $4.7 million and $7.7 million in interest expense to undeveloped oil and natural gas properties during the three and nine months ended September 30, 2016, respectively. The Company capitalized approximately $3.6 million and $12.0 million in interest expense to undeveloped oil and natural gas properties during the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2016, the Company also capitalized approximately $0.5 million and $1.2 million, respectively, in interest expense related to building construction.
(1) The Company has entered into a senior secured revolving credit facility, as amended, with The Bank of Nova Scotia, as the lead arranger and administrative agent and certain lenders from time to time party thereto. The credit agreement provides for a maximum facility amount of $1.5 billion and matures on June 6, 2018. On February 19, 2016, the Company further amended its revolving credit facility to, among other things, (a) increase the basket for unsecured debt issuances to $1.4 billion from $1.2 billion (of which $950 million was then outstanding), (b) reaffirm the Company’s borrowing base of $700.0 million, and (c) increase the percentage of projected oil and gas production that may be hedged by the Company during 2016. As of September 30, 2016, no balance was outstanding under this revolving credit facility and total funds available for borrowing, after giving effect to an aggregate of $207.0 million of letters of credit, were $493.0 million. This facility is secured by substantially all of the Company's assets. The wholly-owned subsidiaries of the Company guarantee the obligations under the revolving credit facility.
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
The Company's revolving credit facility contains customary negative covenants including, but not limited to, restrictions on the Company's and its subsidiaries' ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in this revolving credit facility. The Company's revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of net funded debt to EBITDAX (net income, excluding (i) any non-cash revenue or expense associated with swap contracts resulting from ASC 815 and (ii) any cash or non-cash revenue or expense attributable to minority investment plus without duplication and, in the case of expenses, to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) exploration costs deducted in determining net income under successful efforts accounting, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings (provided that expenses related to any unsuccessful dispositions will be limited to $3.0 million in the aggregate) for a twelve-month period may not be greater than 4.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. The Company was in compliance with these financial covenants at September 30, 2016.
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
(3) On October 17, 2012, the Company issued $250.0 million in aggregate principal amount of senior unsecured notes due 2020 (the "October Notes") under an indenture among the Company, its subsidiary guarantors and Wells Fargo Bank, National Association, as the trustee (the "senior note indenture"). On December 21, 2012, the Company issued an additional $50.0 million in aggregate principal amount of senior unsecured notes due 2020 (the "December Notes") as additional securities under the senior note indenture. On August 18, 2014, the Company issued an additional $300.0 million in aggregate principal amount of senior unsecured notes due 2020 (the "August Notes"). The August Notes were issued as additional securities under the senior note indenture. The October Notes, December Notes and the August Notes are collectively referred to as the "2020 Notes."
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
Under the senior note indenture relating to the 2020 Notes, interest on the 2020 Notes accrues at a rate of 7.75% per annum on the outstanding principal amount from October 17, 2012, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013. The 2020 Notes are the Company's senior unsecured obligations and rank equally in the right of payment with all of the Company's other senior indebtedness and senior in right of payment to any future subordinated indebtedness. All of the Company's existing and future restricted subsidiaries that guarantee the Company's secured revolving credit facility or certain other debt guarantee the 2020 Notes; provided, however, that the 2020 Notes are not guaranteed by Grizzly Holdings, Inc. and will not be guaranteed by any of the Company's future unrestricted subsidiaries. The Company may redeem some or all of the 2020 Notes at any time on or after November 1, 2016, at the redemption prices listed in the senior note indenture. Prior to November 1, 2016, the Company may redeem the 2020 Notes at a price equal to 100% of the principal amount plus a “make-whole” premium. In addition, prior to November 1, 2015, the Company may redeem up to 35% of the aggregate principal amount of the 2020 Notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of the 2020 Notes initially issued remains outstanding immediately after such redemption. See Note 16, Subsequent Events - "Tender Offer and Redemption - Existing 2020 Notes."

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
(6) In accordance with Accounting Standards Update ("ASU") 2015-03, loan issuance costs related to the Notes have been presented as a reduction to the Notes. At September 30, 2016, total unamortized debt issuance costs were $4.4 million for the October Notes, $1.0 million for the December Notes, $4.3 million for the August Notes and $6.2 million for the April Notes. At September 30, 2016, total unamortized debt issuance costs were $0.1 million for the Construction Loan (as defined below).
(7) On June 4, 2015, the Company entered into a construction loan agreement (the "Construction Loan") with InterBank for the construction of a new corporate headquarters in Oklahoma City. The Construction Loan allows for a maximum principal amount of $24.5 million and requires the Company to fund 30% of the estimated cost of the construction before any funds can be drawn, which occurred in January 2016. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.50% per annum and is payable on the last day of the month through May 31, 2017. Monthly interest and principal payments are due beginning June 30, 2017, with the final payment due June 4, 2025. At September 30, 2016, the total borrowings under the Construction Loan were approximately $16.5 million.

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
During the three and nine months ended September 30, 2016 , the Company’s stock-based compensation cost was $3.0 million and $9.6 million, respectively, of which the Company capitalized $1.2 million and $3.8 million, respectively, relating to its exploration and development efforts. During the three and nine months ended September 30, 2015, the Company’s stock-based compensation cost was $3.9 million and $10.6 million, respectively, of which the Company capitalized $1.5 million and $4.2 million, respectively, relating to its exploration and development efforts.
 The following table summarizes restricted stock activity for the nine months ended September 30, 2016:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2016	484,239	$43.51
Granted	446,291	27.80
Vested	(226,283)	43.26
Forfeited	(8,998)	34.59
Unvested shares as of September 30, 2016	695,249	$33.62
Unrecognized compensation expense as of September 30, 2016 related to restricted shares was $18.4 million. The expense is expected to be recognized over a weighted average period of 1.72 years.

9.	EARNINGS PER SHARE
Reconciliations of the components of basic and diluted net loss per common share are presented in the tables below:

	Three months ended September 30,
	2016			2015
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except share data)
Basic:
Net loss	$(157,296)	125,408,866	$(1.25)	$(388,209)	108,217,062	$(3.59)
Effect of dilutive securities:
Stock options and awards	—	—		—	—
Diluted:		—
Net loss	$(157,296)	125,408,866	$(1.25)	$(388,209)	108,217,062	$(3.59)

	Nine months ended September 30,
	2016			2015
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except share data)
Basic:
Net loss	$(739,339)	120,771,046	$(6.12)	$(394,015)	96,935,897	$(4.06)
Effect of dilutive securities:
Stock options and awards	—	—		—	—
Diluted:		—
Net loss	$(739,339)	120,771,046	$(6.12)	$(394,015)	96,935,897	$(4.06)
There were 603,068 and 598,753 shares of common stock that were considered anti-dilutive for the three and nine months ended September 30, 2016, respectively. There were 510,605 and 462,801 shares of common stock that were considered anti-dilutive for the three and nine months ended September 30, 2015, respectively.

10.	COMMITMENTS AND CONTINGENCIES
Plugging and Abandonment Funds
In connection with the Company's acquisition in 1997 of the remaining 50% interest in its WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until the Company's abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company could access the trust for use in plugging and abandonment charges associated with the property, although it has not yet done so. As of September 30, 2016, the plugging and abandonment trust totaled approximately $3.1 million. At September 30, 2016, the Company had plugged 483 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.
Operating Leases
The Company leases office facilities under non-cancellable operating leases exceeding one year. Future minimum lease commitments under these leases at September 30, 2016 were as follows:

(In thousands)
Remaining 2016	$184
2017	583
2018	54
Total	$821
Other Commitments
Effective October 1, 2014 and subsequently amended on November 3, 2015, the Company entered into a Sand Supply Agreement with Muskie Proppant LLC ("Muskie") that expires on September 30, 2018. Pursuant to this agreement, the Company has agreed to purchase annual and monthly amounts of proppant sand subject to exceptions specified in the agreement at agreed pricing, plus agreed costs and expenses. Failure by either Muskie or the Company to deliver or accept the minimum monthly amount results in damages calculated per ton based on the difference between the monthly obligation amount and the amount actually delivered or accepted, as applicable. The Company incurred $0.2 million and $2.1 million related to non-utilization fees during the three and nine months ended September 30, 2016, respectively.
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
Future minimum commitments under these agreements at September 30, 2016 are as follows:

(In thousands)
Remaining 2016	$13,110
2017	52,440
2018	39,330
Total	$104,880
Litigation
In two separate complaints, one filed by the State of Louisiana and the Parish of Cameron in the 38th Judicial District Court for the Parish of Cameron on February 9, 2016 and the other filed by the State of Louisiana and the District Attorney for

the 15th Judicial District of the State of Louisiana in the 15th Judicial District Court for the Parish of Vermillion on July 29, 2016, the Company was named as a defendant, among 26 oil and gas companies, in the Cameron Parish complaint and among more than 40 oil and gas companies in the Vermillion Parish complaint (the "Complaints"). The Complaints were filed under the State and Local Coastal Resources Management Act of 1978, as amended, and the rules, regulations, orders and ordinances adopted thereunder, which the Company referred to collectively as the CZM Laws, and allege that certain of the defendants’ oil and gas exploration, production and transportation operations associated with the development of the East Hackberry and West Hackberry oil and gas fields, in the case of the Cameron Parish complaint, and the Tigre Lagoon oil and gas field, in the case of the Vermillion Parish complaint, were conducted in violation of the CZM Laws. The Complaints allege that such activities caused substantial damage to land and waterbodies located in the coastal zone of the relevant Parish, including due to defendants’ design, construction and use of waste pits and the alleged failure to properly close the waste pits and to clear, re-vegetate, detoxify and return the property affected to its original condition, as well as the defendants’ alleged discharge of waste into the coastal zone. The Complaints also allege that the defendants’ oil and gas activities have resulted in the dredging of numerous canals, which had a direct and significant impact on the state coastal waters within the relevant Parish and that the defendants, among other things, failed to design, construct and maintain these canals using the best practical techniques to prevent bank slumping, erosion and saltwater intrusion and to minimize the potential for inland movement of storm-generated surges, which activities allegedly have resulted in the erosion of marshes and the degradation of terrestrial and aquatic life therein. The Complaints also allege that the defendants failed to re-vegetate, refill, clean, detoxify and otherwise restore these canals to their original condition. In these two petitions, the plaintiffs seek damages and other appropriate relief under the CZM Laws, including the payment of costs necessary to clear, re-vegetate, detoxify and otherwise restore the affected coastal zone of the relevant Parish to its original condition, actual restoration of such coastal zone to its original condition, and the payment of reasonable attorney fees and legal expenses and pre-judgment and post judgment interest.
The Company was served with the Cameron complaint in early May 2016 and with the Vermillion complaint in early September 2016.  The Louisiana Attorney General and the Louisiana Department of Natural Resources intervened in both the Cameron Parish suit and the Vermillion Parish suit.  Shortly after the Complaints were filed, certain defendants removed the cases to the lawsuit to the United States District Court for the Western District of Louisiana.  In both cases, the plaintiffs have filed a motion to remand, but both Courts have stayed further proceedings on the motions to remand pending a ruling from the United States Court of Appeals, Fifth Circuit on similar jurisdictional issues in another matter.  The plaintiffs have granted all defendants an extension of time to file responsive pleadings to the Complaints until the District Courts rule on the motions to remand. The Company has not had the opportunity to evaluate the applicability of the allegations made in such complaints to their operations. Due to the early stages of these matters, management cannot determine the amount of loss, if any, that may result.
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
Oil, Natural Gas and Natural Gas Liquids Derivative Instruments
The Company seeks to reduce its exposure to unfavorable changes in oil, natural gas and natural gas liquids prices, which are subject to significant and often volatile fluctuation, by entering into fixed over-the-counter fixed price swaps, basis swaps and various types of option contracts. These contracts allow the Company to predict with greater certainty the effective oil, natural gas and natural gas liquids prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production.
Fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on Argus Louisiana Light Sweet Crude for oil, the NYMEX Henry Hub for natural gas and Mont Belvieu for propane. Below is a summary of the Company's open fixed price swap positions as of September 30, 2016.

	Location	Daily Volume (Bbls/day)	Weighted Average Price
October 2016 - June 2017	ARGUS LLS	2,000	$51.10

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
October 2016	NYMEX Henry Hub	570,000	$3.05
November 2016 - December 2016	NYMEX Henry Hub	525,000	$3.18
January 2017 - February 2017	NYMEX Henry Hub	442,500	$3.14
March 2017	NYMEX Henry Hub	422,500	$3.13
April 2017 - June 2017	NYMEX Henry Hub	367,500	$3.15
July 2017 - October 2017	NYMEX Henry Hub	305,000	$2.99
November 2017 - December 2017	NYMEX Henry Hub	435,000	$3.06
January 2018 - March 2018	NYMEX Henry Hub	290,000	$3.10
April 2018 - December 2018	NYMEX Henry Hub	160,000	$3.01
January 2019 - March 2019	NYMEX Henry Hub	20,000	$3.37

	Location	Daily Volume (Bbls/day)	Weighted Average Price
October 2016 - December 2016	Mont Belvieu	1,500	$19.95
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
In addition, the Company has entered into natural gas basis swap positions, which settle on the pricing index to basis differential of MichCon or Tetco M2 to the NYMEX Henry Hub natural gas price. As of September 30, 2016, the Company had the following natural gas basis swap positions for MichCon and Tetco M2, respectively.

	Location	Daily Volume (MMBtu/day)	Hedged Differential
October 2016 - December 2016	MichCon	40,000	$0.02
November 2016 - March 2017	Tetco M2	50,000	$(0.59)
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company's derivative instruments on a gross basis at September 30, 2016:

(In thousands)
Short-term derivative instruments - asset	$39,363
Long-term derivative instruments - asset	$15,262
Short-term derivative instruments - liability	$37,220
Long-term derivative instruments - liability	$14,907
Gains and Losses
For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, changes in fair value are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The Company has no cash flow hedges in place for the three and nine months ended September 30, 2016 and 2015, as all fixed price swaps, swaptions and basis swaps had either been deemed ineffective at their inception or had been accounted for using the mark-to-market accounting method.
The following table presents the net gain and loss recognized in gas sales, oil and condensate sales and natural gas liquids sales in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015.

	Net gain (loss) on derivative instruments
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Gas sales	$33,167	$79,684	$(43,454)	$118,137
Oil and condensate sales	1,708	12,072	362	13,641
Natural gas liquids sales	406	—	(1,284)	—
Total net gain (loss)	$35,281	$91,756	$(44,376)	$131,778
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
The following tables summarize the Company’s financial and non-financial assets and liabilities by FASB ASC 820 valuation level as of September 30, 2016:

	September 30, 2016
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$54,625	$—
Liabilities:
Derivative Instruments	$—	$52,127	$—

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
The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, Asset Retirement and Environmental Obligations (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 2 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the nine months ended September 30, 2016 were approximately $6.7 million.
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
At September 30, 2016, the carrying value of the outstanding debt represented by the Notes was approximately $944.9 million, including the remaining unamortized discount of approximately $2.1 million related to the October Notes, the remaining unamortized premium of approximately $0.3 million related to the December Notes and $12.6 million related to the August Notes. Also, included in the carrying value of the Notes is unamortized debt issuance cost of approximately $4.4 million related to the October Notes, approximately $1.0 million related to the December Notes, approximately $4.3 million related to the August Notes and approximately $6.2 million related to the 2023 Notes. Based on the quoted market price, the fair value of the Notes was determined to be approximately $984.0 million at September 30, 2016. See also Note 16, Subsequent Events - "Tender Offer and Redemption - Existing 2020 Notes."

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

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	September 30, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$363,279	$996	$1	$—	$364,276
Accounts receivable - oil and gas	133,159	16,283	—	(21,654)	127,788
Accounts receivable - related parties	96	—	—	—	96
Accounts receivable - intercompany	384,280	5,970	—	(390,250)	—
Prepaid expenses and other current assets	10,270	470	—	—	10,740
Short-term derivative instruments	39,363	—	—	—	39,363
Deferred tax asset	38	—	—	—	38
Total current assets	930,485	23,719	1	(411,904)	542,301
Property and equipment:
Oil and natural gas properties, full-cost accounting	5,425,128	392,059	—	(729)	5,816,458
Other property and equipment	54,417	43	—	—	54,460
Accumulated depletion, depreciation, amortization and impairment	(3,613,630)	(32)	—	—	(3,613,662)
Property and equipment, net	1,865,915	392,070	—	(729)	2,257,256
Other assets:
Equity investments	241,342	26,540	48,596	(65,169)	251,309
Long-term derivative instruments	15,262	—	—	—	15,262
Deferred tax asset	4,203	—	—	—	4,203
Other assets	5,512	—	—	—	5,512
Total other assets	266,319	26,540	48,596	(65,169)	276,286
Total assets	$3,062,719	$442,329	$48,597	$(477,802)	$3,075,843

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$291,217	$40,557	$1	$(27,434)	$304,341
Accounts payable - intercompany	—	384,346	125	(384,471)	—
Asset retirement obligation - current	75	—	—	—	75
Short-term derivative instruments	37,220	—	—	—	37,220
Current maturities of long-term debt	220	—	—	—	220
Total current liabilities	328,732	424,903	126	(411,905)	341,856
Long-term derivative instrument	14,907	—	—	—	14,907
Asset retirement obligation - long-term	32,910	—	—	—	32,910
Long-term debt	961,050	—	—	—	961,050
Total liabilities	1,337,599	424,903	126	(411,905)	1,350,723

Stockholders' equity:
Common stock	1,253	—	—	—	1,253
Paid-in capital	3,245,393	26,822	256,065	(282,887)	3,245,393
Accumulated other comprehensive (loss) income	(50,816)	—	(46,925)	46,925	(50,816)
Retained (deficit) earnings	(1,470,710)	(9,396)	(160,669)	170,065	(1,470,710)
Total stockholders' equity	1,725,120	17,426	48,471	(65,897)	1,725,120
Total liabilities and stockholders' equity	$3,062,719	$442,329	$48,597	$(477,802)	$3,075,843

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2015
	Parent	Guarantors		Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$112,494	$479		$1	$—	$112,974
Accounts receivable - oil and gas	72,241	54		—	(423)	71,872
Accounts receivable - related parties	16	—		—	—	16
Accounts receivable - intercompany	326,475	60		—	(326,535)	—
Prepaid expenses and other current assets	3,905	—		—	—	3,905
Short-term derivative instruments	142,794	—		—	—	142,794
Total current assets	657,925	593		1	(326,958)	331,561

Property and equipment:
Oil and natural gas properties, full-cost accounting,	5,108,258	316,813		—	(729)	5,424,342
Other property and equipment	33,128	43		—	—	33,171
Accumulated depletion, depreciation, amortization and impairment	(2,829,081)	(29)		—	—	(2,829,110)
Property and equipment, net	2,312,305	316,827		—	(729)	2,628,403
Other assets:
Equity investments	231,892	—		50,644	(40,143)	242,393
Long-term derivative instruments	51,088	—		—	—	51,088
Deferred tax assets	74,925	—		—	—	74,925
Other assets	6,364	—		—	—	6,364
Total other assets	364,269	—		50,644	(40,143)	374,770
Total assets	$3,334,499	$317,420		$50,645	$(367,830)	$3,334,734

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$264,893	$527		$—	$(292)	$265,128
Accounts payable - intercompany	—	326,541		124	(326,665)	—
Asset retirement obligation - current	75	—	—	—	—	75
Short-term derivative instruments	437	—		—	—	437
Deferred tax liability	50,697	—		—	—	50,697
Current maturities of long-term debt	179	—		—	—	179
Total current liabilities	316,281	327,068		124	(326,957)	316,516

Long-term derivative instrument	6,935	—		—	—	6,935
Asset retirement obligation - long-term	26,362	—		—	—	26,362
Long-term debt, net of current maturities	946,084	—		—	—	946,084
Total liabilities	1,295,662	327,068		124	(326,957)	1,295,897

Stockholders' equity:
Common stock	1,082	—		—	—	1,082
Paid-in capital	2,824,303	322		241,553	(241,875)	2,824,303
Accumulated other comprehensive (loss) income	(55,177)	—		(55,177)	55,177	(55,177)
Retained (deficit) earnings	(731,371)	(9,970)		(135,855)	145,825	(731,371)
Total stockholders' equity	2,038,837	(9,648)		50,521	(40,873)	2,038,837
Total liabilities and stockholders' equity	$3,334,499	$317,420		$50,645	$(367,830)	$3,334,734

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended September 30, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$193,222	$464	$—	$—	$193,686

Costs and expenses:
Lease operating expenses	17,283	188	—	—	17,471
Production taxes	3,495	30	—	—	3,525
Midstream gathering and processing	45,385	90	—	—	45,475
Depreciation, depletion, and amortization	62,284	1	—	—	62,285
Impairment of oil and gas properties	212,194	—	—	—	212,194
General and administrative	10,772	(305)	—	—	10,467
Accretion expense	269	—	—	—	269
	351,682	4	—	—	351,686

(LOSS) INCOME FROM OPERATIONS	(158,460)	460	—	—	(158,000)

OTHER (INCOME) EXPENSE:
Interest expense	12,787	—	—	—	12,787
Interest income	(337)	—	—	—	(337)
Insurance proceeds	(3,750)	—	—	—	(3,750)
(Income) loss from equity method investments and investments in subsidiaries	(6,457)	(99)	364	195	(5,997)
	2,243	(99)	364	195	2,703

(LOSS) INCOME BEFORE INCOME TAXES	(160,703)	559	(364)	(195)	(160,703)
INCOME TAX BENEFIT	(3,407)	—	—	—	(3,407)

NET (LOSS) INCOME	$(157,296)	$559	$(364)	$(195)	$(157,296)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended September 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$230,282	$287	$—	$—	$230,569

Costs and expenses:
Lease operating expenses	17,358	210	—	—	17,568
Production taxes	3,570	23	—	—	3,593
Midstream gathering and processing	42,139	27	—	—	42,166
Depreciation, depletion, and amortization	90,327	2	—	—	90,329
Impairment of oil and gas properties	594,776	—	—	—	594,776
General and administrative	10,999	6	(4)	—	11,001
Accretion expense	212	—	—	—	212
	759,381	268	(4)	—	759,645

(LOSS) INCOME FROM OPERATIONS	(529,099)	19	4	—	(529,076)

OTHER (INCOME) EXPENSE:
Interest expense	14,124	—	—	—	14,124
Interest income	(279)	—	—	—	(279)
Loss (income) from equity method investments and investments in subsidiaries	61,868	—	58,653	(58,630)	61,891
	75,713	—	58,653	(58,630)	75,736

(LOSS) INCOME BEFORE INCOME TAXES	(604,812)	19	(58,649)	58,630	(604,812)
INCOME TAX BENEFIT	(216,603)	—	—	—	(216,603)

NET (LOSS) INCOME	$(388,209)	$19	$(58,649)	$58,630	$(388,209)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Nine months ended September 30, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$321,399	$1,098	$—	$—	$322,497

Costs and expenses:
Lease operating expenses	48,246	543	—	—	48,789
Production taxes	9,410	82	—	—	9,492
Midstream gathering and processing	122,250	226	—	—	122,476
Depreciation, depletion, and amortization	183,411	3			183,414
Impairment of oil and gas properties	601,806	—	—	—	601,806
General and administrative	33,230	(291)	2	—	32,941
Accretion expense	777	—	—	—	777
	999,130	563	2	—	999,695

(LOSS) INCOME FROM OPERATIONS	(677,731)	535	(2)	—	(677,198)

OTHER (INCOME) EXPENSE:
Interest expense	44,891	1	—	—	44,892
Interest income	(822)	—	—	—	(822)
Insurance proceeds	(3,750)	—	—	—	(3,750)
Loss (income) from equity method investments and investments in subsidiaries	25,044	(40)	24,812	(24,240)	25,576
	65,363	(39)	24,812	(24,240)	65,896

(LOSS) INCOME BEFORE INCOME TAXES	(743,094)	574	(24,814)	24,240	(743,094)
INCOME TAX BENEFIT	(3,755)	—	—	—	(3,755)

NET (LOSS) INCOME	$(739,339)	$574	$(24,814)	$24,240	$(739,339)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Nine months ended September 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$518,141	$1,015	$—	$—	$519,156

Costs and expenses:
Lease operating expenses	50,830	581	—	—	51,411
Production taxes	11,083	80	—	—	11,163
Midstream gathering and processing	100,405	46	—	—	100,451
Depreciation, depletion, and amortization	251,389	4	—	—	251,393
Impairment of oil and gas properties	594,776	—	—	—	594,776
General and administrative	31,248	47	20	—	31,315
Accretion expense	594	—	—	—	594
	1,040,325	758	20	—	1,041,103

(LOSS) INCOME FROM OPERATIONS	(522,184)	257	(20)	—	(521,947)

OTHER (INCOME) EXPENSE:
Interest expense	34,906	—	—	—	34,906
Interest income	(536)	—	—	—	(536)
Loss (income) from equity method investments and investments in subsidiaries	56,799	—	71,289	(71,052)	57,036
	91,169	—	71,289	(71,052)	91,406

(LOSS) INCOME BEFORE INCOME TAXES	(613,353)	257	(71,309)	71,052	(613,353)
INCOME TAX BENEFIT	(219,338)	—	—	—	(219,338)

NET (LOSS) INCOME	$(394,015)	$257	$(71,309)	$71,052	$(394,015)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in thousands)

	Three months ended September 30, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net (loss) income	$(157,296)	$559	$(364)	$(195)	$(157,296)
Foreign currency translation adjustment, net of taxes	(4,013)	—	(1,417)	1,417	(4,013)
Other comprehensive (loss) income	(4,013)	—	(1,417)	1,417	(4,013)
Comprehensive (loss) income	$(161,309)	$559	$(1,781)	$1,222	$(161,309)

	Three months ended September 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net (loss) income	$(388,209)	$19	$(58,649)	$58,630	$(388,209)
Foreign currency translation adjustment	(11,538)	—	(11,538)	11,538	(11,538)
Other comprehensive (loss) income	(11,538)	—	(11,538)	11,538	(11,538)
Comprehensive (loss) income	$(399,747)	$19	$(70,187)	$70,168	$(399,747)

	Nine months ended September 30, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net (loss) income	$(739,339)	$574	$(24,814)	$24,240	$(739,339)
Foreign currency translation adjustment, net of taxes	4,361	—	8,252	(8,252)	4,361
Other comprehensive income (loss)	4,361	—	8,252	(8,252)	4,361
Comprehensive (loss) income	$(734,978)	$574	$(16,562)	$15,988	$(734,978)

	Nine months ended September 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net (loss) income	$(394,015)	$257	$(71,309)	$71,052	$(394,015)
Foreign currency translation adjustment	(23,275)	—	(23,275)	23,275	(23,275)
Other comprehensive (loss) income	(23,275)	—	(23,275)	23,275	(23,275)
Comprehensive (loss) income	$(417,290)	$257	$(94,584)	$94,327	$(417,290)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine months ended September 30, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$244,758	$517	$3,998	$(3,998)	$245,275

Net cash (used in) provided by investing activities	(420,257)	(26,500)	(18,510)	45,010	(420,257)

Net cash provided by (used in) financing activities	426,284	26,500	14,512	(41,012)	426,284

Net increase in cash and cash equivalents	250,785	517	—	—	251,302

Cash and cash equivalents at beginning of period	112,494	479	1	—	112,974

Cash and cash equivalents at end of period	$363,279	$996	$1	$—	$364,276

	Nine months ended September 30, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$247,447	$(12,356)	$—	$—	$235,091

Net cash (used in) provided by investing activities	(1,385,878)	13,501	(13,837)	13,837	(1,372,377)

Net cash provided by (used in) financing activities	1,223,057	—	13,837	(13,837)	1,223,057

Net increase in cash and cash equivalents	84,626	1,145	—	—	85,771

Cash and cash equivalents at beginning of period	141,535	804	1	—	142,340

Cash and cash equivalents at end of period	$226,161	$1,949	$1	$—	$228,111

15.	RECENT ACCOUNTING PRONOUNCEMENTS
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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance is effective for periods after December 15, 2015. The Company adopted this guidance effective December 31, 2015, and has reclassified $16.0 million and $17.9 million of debt issuance costs to offset long-term debt at September 30, 2016 and December 31, 2015, respectively, as shown in Note 6.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This guidance provides guidance of eight specific cash flow issues. This amendment is effective for periods after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements.

16.	SUBSEQUENT EVENTS
6.000% Senior Notes due 2024
On October 14, 2016, the Company issued $650.0 million in aggregate principal amount of 6.000% Senior Notes due 2024 (the “2024 Notes”). The 2024 Notes were issued under an indenture, dated as of October 14, 2016, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as the trustee (the “Indenture”), to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act (the “2024 Notes Offering”). Under the Indenture, interest on the 2024 Notes accrues at a rate of 6.000% per annum on the outstanding principal amount thereof from October 14, 2016, payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2017. The 2024 Notes will mature on October 15, 2024. The Company received approximately $640.0 million in net proceeds from the offering of the 2024 Notes, which was used, together with cash on hand, to purchase the outstanding 2020 Notes in a concurrent cash tender offer, to pay fees and expenses thereof, and to redeem any of the 2020 Notes that remained outstanding after the completion of the tender offer. For a discussion of the tender offer and related redemption, see “-Tender Offer and Redemption-Existing 2020 Notes.”
Tender Offer and Redemption-Existing 2020 Notes
On October 6, 2016, the Company commenced a cash tender offer to purchase any and all of its 2020 Notes, which tender offer expired on October 13, 2016 and settled on October 14, 2016. Holders of the 2020 Notes that were validly tendered and accepted at or prior to the expiration time of the tender offer, or who delivered the 2020 Notes pursuant to the guaranteed delivery procedures, received total cash consideration of $1,042 per $1,000 principal amount of notes, plus any accrued and unpaid interest up to, but not including, the settlement date. An aggregate of $403.5 million in principal amount of the 2020 Notes was validly tendered in the tender offer. The remaining 2020 Notes that were not tendered in the tender offer were redeemed by the Company. The redemption payment included approximately $196.5 million in aggregate principal amount at a redemption price of 103.875% of the principal amount of the redeemed 2020 Notes, plus accrued and unpaid interest thereon to the redemption date. Upon deposit of the redemption payment with the paying agent on October 14, 2016, the indenture governing the 2020 Notes was fully satisfied and discharged. The cash tender offer for the 2020 Notes and redemption of the remaining 2020 Notes were funded with the net proceeds from the offering of the 2024 Notes (discussed in more detail above) and cash on hand.
Derivatives
In October 2016, the Company entered into fixed price swaps for the period from January 2017 through June 2017, for 20,000 MMBtu of natural gas per day at a weighted average price of $3.19 per MMBtu. For the period from July 2017 through October 2017, the Company entered into fixed price swaps for 40,000 MMBtu of natural gas per day at a weighted average price of $3.15 per MMBtu. For the period from November 2017 through December 2017, the Company entered into fixed price swaps for 70,000 MMBtu of natural gas per day at a weighted average price of $3.25 per MMBtu. For the period from January 2018 through March 2018, the Company entered into fixed price swaps for 70,000 MMBtu of natural gas per day at a weighted average price of $3.19 per MMBtu. For the period from April 2018 through December 2018, the Company entered into fixed price swaps for 20,000 MMBtu of natural gas per day at a weighted average price of $2.97 per MMBtu. The Company's fixed price swap contracts are tied to the commodity prices on NYMEX. The Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price as listed on NYMEX for natural gas.
Mammoth Energy Initial Public Offering
On October 19, 2016, Mammoth Energy closed its IPO of 7,750,000 shares of its common stock at a public offering price of $15.00 per share, of which 7,500,000 shares were sold by Mammoth Energy and 250,000 shares were sold by certain selling stockholders, including 76,250 shares sold by the Company for which it received net proceeds of $1.1 million. Prior to the completion of the IPO, the Company was issued 9,150,000 shares of Mammoth Energy common stock in return for the contribution of its 30.5% interest in Mammoth. The underwriters have an option, exercisable within 30-days after the IPO, to purchase at the same price per share up to an additional 1,162,500 shares of Mammoth Energy common stock from the selling stockholders, including up to 354,563 shares of common stock from the Company. The Company intends to use the net proceeds for the sale of its Mammoth Energy shares in the IPO for general corporate purposes. Following the IPO, the Company owned an approximate 24.2% interest in Mammoth Energy.

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
Strong results from our existing production base and efficiencies realized in our completion activities resulted in our achieving 2015 production above expectations. Based on these strong results and efficiencies, and taking into consideration the continued weakness in natural gas commodity pricing, we idled completion crews and suspended our hydraulic fracturing activities during the first quarter of 2016, and entered into an agreement with one of our service providers that adjusted the amount of service fees that would otherwise be payable during this period. We resumed these activities on April 1, 2016. As a result of these suspended activities, our average daily production during the second quarter of 2016 was slightly below our production in the first quarter of 2016 due to normal production declines from existing wells and the timing of our wells turned-to-sales in 2016. Our renewed completion activities were recognized in the third quarter of 2016, with our average net daily production increasing 10% from the second quarter 2016. In addition, we began experiencing higher than anticipated gathering line pressures in an isolated portion of our dry gas development area of the play in the first half of 2016 which is having a near-term effect on our production levels. We, along with our third-party midstream providers, have developed a long-term, multi-phase compression plan for the optimization of our gathering systems and have begun implementing this plan. We installed pad level compression on a select group of wells during the third quarter and achieved the expected improvements resulting from th

e targeted pressure drop within the isolated area. In addition, we currently expect to have field level compression online around year-end 2016.
2016 Operational Highlights

•
Production increased 13% to 67,541 net million cubic feet of natural gas equivalent, or MMcfe, for the three months ended September 30, 2016 from 59,530 MMcfe for the three months ended September 30, 2015. Our net daily production mix was comprised of approximately 86% of natural gas, 9% of natural gas liquids, or NGLs, and 5% of oil.

•
During the three months ended September 30, 2016, we spud nine gross (8.8 net) wells in the Utica Shale, participated in an additional eight gross (1.7 net) wells that were drilled by other operators on our Utica Shale acreage and recompleted 24 gross and net wells on our Louisiana acreage. Of our nine new wells spud at September 30, 2016, six were in various stages of completion, and three were being drilled. In addition, we turned-to-sales 21 gross (15.8 net) operated wells and 13 gross (3.9 net) non-operated wells during the three months ended September 30, 2016.

•	During the nine months ended September 30, 2016, we reduced our unit lease operating expense by 30% to $0.26 per Mcfe from $0.36 per Mcfe during the nine months ended September 30, 2015.

•
During the nine months ended September 30, 2016, we reduced our unit midstream gathering and processing expense by 10% to $0.64 per Mcfe from $0.71 per Mcfe during the nine months ended September 30, 2015.

2016 Production and Drilling Activity
During the three months ended September 30, 2016, our total net production was 58,150,669 thousand cubic feet, or Mcf, of natural gas, 521,356 barrels of oil and 43,837,087 gallons of NGLs for a total of 67,541 MMcfe, as compared to 48,123,538 Mcf of natural gas, 732,133 barrels of oil and 49,093,606 gallons of NGLs, or 59,530 MMcfe, for the three months ended September 30, 2015. Our total net production averaged approximately 734.1 MMcfe per day during the three months ended September 30, 2016 as compared to 647.1 MMcfe per day during the same period in 2015. The 13% increase in production is largely the result of the continuing development of our Utica Shale acreage.
Utica Shale. As of October 28, 2016, we held leasehold interests in approximately 222,000 gross (211,000 net) acres in the Utica Shale. From January 1, 2016 through October 28, 2016, we spud 35 gross (31.7 net) wells, of which five were producing, 24 were in various stages of completion, four were being drilled and two were non-productive at October 28, 2016. In addition, 20 gross (3.1 net) wells were drilled by other operators on our Utica Shale acreage during the nine months ended September 30, 2016.
As of October 28, 2016, we had four rigs under contract on our Utica Shale acreage and have contracted a fifth and sixth rig to begin operations in November 2016 and December 2016, respectively. We currently intend to spud 42 to 46 gross (36 to 39 net) wells on our Utica Shale acreage in 2016.
Aggregate net production from our Utica Shale acreage during the three months ended September 30, 2016 was approximately 65,599 MMcfe, or an average of 713.0 MMcfe per day, 89% of which was from natural gas and 11% of which was from oil and NGLs.
WCBB. From January 1, 2016 through October 28, 2016, we recompleted 48 wells and spud no new wells. Aggregate net production from the WCBB field during the three months ended September 30, 2016 was approximately 1,451 MMcfe, or an average of 15.8 MMcfe per day, 100% of which was from oil.
East Hackberry Field. From January 1, 2016 through October 28, 2016, we recompleted 19 wells and spud no new wells. Aggregate net production from the East Hackberry field during the three months ended September 30, 2016 was approximately 350 MMcfe, or an average of 3.8 MMcfe per day, 99% of which was from oil and 1% of which was from natural gas.
West Hackberry Field. From January 1, 2016 through October 28, 2016, we did not spud any wells in our West Hackberry field. Aggregate net production from the West Hackberry field during the three months ended September 30, 2016 was approximately 57 MMcfe, or an average of 614.7 Mcfe per day, 99% of which was from oil and 1% of which was from natural gas.
Niobrara Formation. As of September 30, 2016, we held leases for approximately 4,800 net acres in the Niobrara Formation in Northwestern Colorado. From January 1, 2016 through October 28, 2016, there were no wells spud on our Niobrara Formation acreage and aggregate net production was approximately 23 MMcfe, or an average of 249.1 Mcfe per day during the three months ended September 30, 2016, 100% of which was from oil.
Bakken. As of September 30, 2016, we held approximately 778 net acres in the Bakken Formation of Western North Dakota and Eastern Montana with interests in 18 wells and overriding royalty interests in certain existing and future wells. Aggregate net production from this acreage during the three months ended September 30, 2016 was approximately 60 MMcfe, or an average of 655.7 Mcfe per day, of which 85% was from oil, 12% was from natural gas and 3% was from NGLs.
2016 Updates Regarding Our Equity Investments
Mammoth Energy Initial Public Offering. On October 19, 2016, Mammoth Energy Services, Inc., or Mammoth Energy, closed its initial public offering, or the IPO, of 7,750,000 shares of its common stock at a public offering price of $15.00 per share, of which 7,500,000 shares were sold by Mammoth Energy and 250,000 shares were sold by certain selling stockholders, including 76,250 shares sold by us for which we received net proceeds of $1.1 million. Prior to the completion of the IPO, we were issued 9,150,000 shares of Mammoth Energy common stock in return for the contribution of our 30.5% interest in Mammoth. The underwriters have an option, exercisable within 30-days after the IPO, to purchase at the same price per share up to an additional 1,162,500 shares of Mammoth Energy common stock from the selling stockholders, including up to 354,563 shares of common stock from us. We intend to use the net proceeds for the sale of our Mammoth Energy shares in the IPO for general corporate purposes. Following the IPO, we owned an approximate 24.2% interest in Mammoth Energy.
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
Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled approximately $1.7 billion at September 30, 2016 and $1.8 billion at December 31, 2015. These costs are reviewed quarterly by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.
Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling (as defined in the preceding paragraph). If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. As a result of the decline in commodity prices, we recognized a ceiling test impairment of $601.8 million for the nine months ended September 30, 2016. If prices of oil, natural gas and natural gas liquids decline, we may be required to further write down the value of our oil and natural gas properties, which could negatively affect our results of operations.
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

Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management's opinion, it is more likely than not that some portion will not be realized. At September 30, 2016, a valuation allowance of $559.1 million had been established for the net deferred tax asset, with the exception of certain state NOL's and alternative minimum tax, or AMT, credits that we expect to utilize based on the positive evidence these assets may be realized.
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
We review our investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, we recognize an impairment provision. For the nine months ended September 30, 2016, we recognized an impairment loss related to our investment in Grizzly of approximately $23.1 million, all of which was recorded in the first quarter of 2016.
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
See Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for a summary of our derivative instruments in place as of September 30, 2016.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2016 and 2015
We reported a net loss of $157.3 million for the three months ended September 30, 2016 as compared to net loss of $388.2 million for the three months ended September 30, 2015. This $230.9 million decrease in period-to-period net loss was due primarily to a $382.6 million decrease of impairment of oil and gas properties and a $28.0 million decrease in depreciation, depletion and amortization expense, partially offset by a $36.7 million decrease in oil and gas revenues and a $3.3 million increase in midstream gathering and processing expenses for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.
Oil and Gas Revenues. For the three months ended September 30, 2016, we reported oil and natural gas revenues of $193.7 million as compared to oil and natural gas revenues of $230.4 million during the same period in 2015. This $36.7 million, or 16%, decrease in revenues was primarily attributable to the following:

•
A $56.5 million decrease in oil and natural gas sales due to an unfavorable change in gains and losses from derivative instruments. Of the total change, $16.7 million was due to an unfavorable change in settlements related to our derivative positions. In addition, $39.8 million was due to unfavorable changes in the fair value of our open derivative positions in each period.

•	A $22.5 million increase in gas sales without the impact of derivatives due to a 21% increase in gas sales volumes and a 1% increase in natural gas market prices.

•
A $7.9 million decrease in oil and condensate sales without the impact of derivatives due to a 29% decrease in oil and condensate sales volumes, partially offset by a 3% increase in oil and condensate market prices.

•
A $5.2 million increase in natural gas liquids sales without the impact of derivatives due to a 73% increase in natural gas liquids market prices, partially offset by an 11% decrease in natural gas liquids sales volumes.

The following table summarizes our oil and natural gas production and related pricing for the three months ended September 30, 2016, as compared to such data for the three months ended September 30, 2015:

	Three months ended September 30,
	2016	2015
	($ In thousands)
Gas sales
Gas production volumes (MMcf)	58,151	48,124

Gas sales without the impact of derivatives	$122,018	$99,531
Net gain on derivatives included in gas sales	33,167	79,684
Total Gas sales	$155,185	$179,215

Gas sales without the impact of derivatives ($/Mcf)	$2.10	$2.07
Impact from settled derivatives ($/Mcf)	$0.21	$0.55
Average Gas sales price, including settled derivatives ($/Mcf)	$2.31	$2.62

Oil and condensate sales
Oil and condensate production volumes (MBbls)	521	732

Oil and condensate sales without the impact of derivatives	$21,799	$29,675
Net gain on derivatives included in oil and condensate sales	1,708	12,072
Total Oil and condensate sales	$23,507	$41,747

Oil and condensate sales without the impact of derivatives ($/Bbl)	$41.81	$40.53
Impact from settled derivatives ($/Bbl)	$1.62	$4.31
Average Oil and condensate sales price, including settled derivatives ($/Bbl)	$43.43	$44.84

Natural gas liquids sales
Natural gas liquids production volumes (MGal)	43,837	49,094

Natural gas liquids sales without the impact of derivatives	$14,594	$9,431
Net gain on derivatives included in natural gas liquid sales	406	—
Total Natural gas liquids sales	$15,000	$9,431

Natural gas liquids sales without the impact of derivatives ($/Gal)	$0.33	$0.19
Impact from settled derivatives ($/Gal)	$—	$—
Average Natural gas liquids sales price, including settled derivatives ($/Gal)	$0.33	$0.19

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes decreased to $17.5 million for the three months ended September 30, 2016 from $17.6 million for the three months ended September 30, 2015. This decrease was mainly the result of a decrease in expenses related to contract labor, disposal costs and facility repairs and maintenance, partially offset by increases in ad valorem taxes, compressor expense, overhead and water hauling expenses.

Production Taxes. Production taxes decreased $0.1 million to $3.5 million for the three months ended September 30, 2016 from $3.6 million for the three months ended September 30, 2015. This decrease was related to changes in our product mix and production location as well as a decrease in realized prices.
Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased $3.3 million to $45.5 million for the three months ended September 30, 2016 from $42.2 million for the same period in 2015. This increase was primarily attributable to midstream expenses related to our increased production volumes in the Utica Shale resulting from our 2015 and 2016 drilling activities.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense decreased to $62.3 million for the three months ended September 30, 2016, and consisted of $61.6 million in depletion of oil and natural gas properties and $0.7 million in depreciation of other property and equipment, as compared to total DD&A expense of $90.3 million for the three months ended September 30, 2015. This decrease was due to a decrease in our full cost pool as a result of our 2015 and 2016 ceiling test impairments, partially offset by an decrease in our total proved reserves volume used to calculate our total DD&A expense and an increase in our production.
General and Administrative Expenses. Net general and administrative expenses decreased to $10.5 million for the three months ended September 30, 2016 from $11.0 million for the three months ended September 30, 2015. This $0.5 million decrease was due to a decrease in employee stock compensation expense, partially offset by increases in salaries and benefits, bank fees, legal fees, accounting fees and consulting fees.
Accretion Expense. Accretion expense remained relatively flat at $0.3 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively.
Interest Expense. Interest expense decreased to $12.8 million for the three months ended September 30, 2016 from $14.1 million for the three months ended September 30, 2015 due primarily to an increase in the amount of interest capitalized during the three months ended September 30, 2016 as compared to the same period in 2015. We capitalized approximately $4.7 million and $3.6 million in interest expense to undeveloped oil and natural gas properties during the three months ended September 30, 2016 and 2015, respectively. This increase in capitalized interest in the 2016 period was the result of changes to our development plan for our oil and natural gas properties.
Income Taxes. As of September 30, 2016, we had a net operating loss carryforward of approximately $138.0 million, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management's opinion, it is more likely than not that some portion will not be realized. At September 30, 2016, a valuation allowance of $559.1 million had been provided against the net deferred tax asset, with the exception of certain state net operating losses and AMT credits that we expect to be able to utilize with net operating loss carrybacks and tax planning in the amount of $4.2 million. We recognized an income tax benefit of $3.4 million for the three months ended September 30, 2016.
Comparison of the Nine Months Ended September 30, 2016 and 2015
We reported a net loss of $739.3 million for the nine months ended September 30, 2016 as compared to a net loss of $394.0 million for the nine months ended September 30, 2015. This $345.3 million increase in period-to-period net loss was due primarily to a $196.3 million decrease in oil and gas revenues, a $213.2 million decrease in income tax benefit, a $22.0 million increase in midstream gathering and processing expenses, a $7.0 million increase in impairment of oil and gas properties and a $10.0 million increase in interest expense, partially offset by a $68.0 million decrease in depreciation, depletion and amortization expense for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
Oil and Gas Revenues. For the nine months ended September 30, 2016, we reported oil and natural gas revenues of $322.5 million as compared to oil and natural gas revenues of $518.8 million during the same period in 2015. This $196.3 million, or 38%, decrease in revenues was primarily attributable to the following:

•
A $176.2 million decrease in oil and natural gas revenues due to an unfavorable change in gains and losses from derivative instruments. Of the total change, $242.9 million was due to an unfavorable change in the fair value of our open derivative positions in each period. This amount was offset by a favorable change of $66.7 million due to a favorable change in settlements related to our derivative positions.

•	A $26.4 million increase in gas sales without the impact of derivatives due to a 53% increase in gas sales volumes largely offset by a 28% decrease in natural gas market prices.

•
A $37.3 million decrease in oil and condensate sales without the impact of derivatives due to a 25% decrease in oil and condensate sales volumes and an 18% decrease in oil and condensate market prices.

•	A $9.2 million decrease in natural gas liquid sales without the impact of derivatives due to an 18% decrease in natural gas liquids sales volumes and a 5% decrease in natural gas liquid market prices.

The following table summarizes our oil and natural gas production and related pricing for the nine months ended September 30, 2016, as compared to such data for the nine months ended September 30, 2015:

	Nine months ended September 30,
	2016	2015
	($ In thousands)
Gas sales
Gas production volumes (MMcf)	164,233	107,208

Gas sales without the impact of derivatives	$271,873	$245,519
Net (loss) gain on derivatives included in gas sales	(43,454)	118,137
Total Gas sales	$228,419	$363,656

Gas sales without the impact of derivatives ($/Mcf)	$1.66	$2.29
Impact from settled derivatives ($/Mcf)	$0.78	$0.64
Average Gas sales price, including settled derivatives ($/Mcf)	$2.44	$2.93

Oil and condensate sales
Oil and condensate production volumes (MBbls)	1,675	2,225

Oil and condensate sales without the impact of derivatives	$60,799	$98,071
Net gain on derivatives included in oil and condensate sales	362	13,641
Total Oil and condensate sales	$61,161	$111,712

Oil and condensate sales without the impact of derivatives ($/Bbl)	$36.31	$44.08
Impact from settled derivatives ($/Bbl)	$6.42	$2.06
Average Oil and condensate sales price, including settled derivatives ($/Bbl)	$42.73	$46.14

Natural gas liquids sales
Natural gas liquids production volumes (MGal)	117,217	142,093

Natural gas liquids sales without the impact of derivatives	$34,198	$43,396
Net loss on derivatives included in natural gas liquids sales	(1,284)	—
Total Natural gas liquids sales	$32,914	$43,396

Natural gas liquids sales without the impact of derivatives ($/Gal)	$0.29	$0.31
Impact from settled derivatives ($/Gal)	$—	$—
Average Natural gas liquids sales price, including settled derivatives ($/Gal)	$0.29	$0.31

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes decreased to $48.8 million for the nine months ended September 30, 2016 from $51.4 million for the nine months ended September 30, 2015. This decrease was mainly the result of a decrease in expenses related to contract labor, disposal costs and road, location and equipment repairs, partially offset by an increase in overhead, compressors, ad valorem taxes and water hauling expenses.
Production Taxes. Production taxes decreased $1.7 million to $9.5 million for the nine months ended September 30, 2016 from $11.2 million for the same period in 2015. This decrease was primarily related to changes in our product mix and production location as well as a decrease in realized prices.

Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased by $22.0 million to $122.5 million for the nine months ended September 30, 2016 from $100.5 million for the same period in 2015. This increase was primarily attributable to midstream expenses related to our increased production volumes in the Utica Shale resulting from our 2015 and 2016 drilling activities.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense decreased to $183.4 million for the nine months ended September 30, 2016, and consisted of $181.4 million in depletion of oil and natural gas properties and $2.0 million in depreciation of other property and equipment, as compared to total DD&A expense of $251.4 million for the nine months ended September 30, 2015. This decrease was due to a decrease in our full cost pool as a result of our 2015 and 2016 ceiling test impairments, partially offset by a decrease in our total proved reserves volume used to calculate our total DD&A expense and an increase in our production.
General and Administrative Expenses. Net general and administrative expenses increased to $32.9 million for the nine months ended September 30, 2016 from $31.3 million for the nine months ended September 30, 2015. This $1.6 million increase was due to an increase in consulting fees, salaries and related employee benefits, bank fees, accounting fees, legal fees, computer support expenses and franchise taxes, partially offset by a decrease in employee stock compensation expense.
Accretion Expense. Accretion expense was $0.8 million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively.
Interest Expense. Interest expense increased to $44.9 million for the nine months ended September 30, 2016 from $34.9 million for the nine months ended September 30, 2015 due partially to the issuance of $350.0 million of 6.625% Senior Notes due 2023 on April 21, 2015. This increase is partially offset by total weighted debt outstanding under our revolving credit facility of $62.3 million for the nine months ended September 30, 2015 as compared to no debt outstanding under such facility for the nine months ended September 30, 2016. Additionally, we capitalized approximately $7.7 million and $12.0 million in interest expense to undeveloped oil and natural gas properties during the nine months ended September 30, 2016 and September 30, 2015, respectively. This decrease in capitalized interest in the 2016 period was the result of changes to our development plan for our oil and natural gas properties. Additionally, we capitalized approximately $1.2 million in interest expense related to our construction loan during the nine months ended September 30, 2016.
Income Taxes. As of September 30, 2016, we had a net operating loss carryforward of approximately $138.0 million, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management's opinion, it is more likely than not that some portion will not be realized. At September 30, 2016, a valuation allowance of $559.1 million had been provided against the net deferred tax asset, with the exception of certain state net operating losses and AMT credits that we expect to be able to utilize with net operating loss carrybacks and tax planning in the amount of $4.2 million. We recognized an income tax benefit of $3.8 million for the nine months ended September 30, 2016.
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
Net cash flow provided by operating activities was $245.3 million for the nine months ended September 30, 2016 as compared to net cash flow provided by operating activities of $235.1 million for the same period in 2015. This increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 10% increase in net revenues after giving effect to settled derivative instruments, partially offset by an increase in our operating expenses.
Net cash used in investing activities for the nine months ended September 30, 2016 was $420.3 million as compared to $1.4 billion for the same period in 2015. During the nine months ended September 30, 2016, we spent $441.1 million in additions to oil and natural gas properties, of which $220.7 million was spent on our 2016 drilling, completion and recompletion activities, $96.3 million was spent on expenses attributable to wells spud, completed and recompleted during 2015, $4.2 million was spent on facility enhancements, $53.4 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale, with the remainder attributable mainly to future location development and capitalized general and administrative expenses. In addition, $14.5 million was invested in Grizzly and $4.0 million was invested in Strike Force during the nine months ended September 30, 2016. We also received approximately $41.5 million from the sale of oil and gas properties, primarily the sale of non-producing leasehold acreage in the non-core area of our Utica acreage. We did not make any investments in our other equity investments during the nine months ended September 30, 2016.
Net cash provided by financing activities for the nine months ended September 30, 2016 was $426.3 million as compared to $1.2 billion for the same period in 2015. The 2016 amount provided by financing activities is primarily attributable to the net proceeds of approximately $411.7 million from our 2016 equity offering.
Credit Facility.
We have entered into a senior secured revolving credit facility, as amended, with The Bank of Nova Scotia, as the lead arranger and administrative agent and certain lenders from time to time party thereto. The credit agreement provides for a maximum facility amount of $1.5 billion and matures on June 6, 2018. On February 19, 2016, we further amended our credit facility to, among other things, (a) increase the basket for unsecured debt issuances to $1.35 billion from $1.2 billion (of which $950 million was then outstanding), (b) reaffirm our borrowing base of $700.0 million, and (c) increase the percentage of projected oil and gas production that may be hedged by us during 2016. As of September 30, 2016, we had no balance outstanding under our revolving credit facility and total funds available for borrowing, after giving effect to an aggregate of $207.0 million of outstanding letters of credit, were $493.0 million. This facility is secured by substantially all of our assets. Our wholly-owned subsidiaries guarantee our obligations under our revolving credit facility.
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
Our revolving credit facility contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries' ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in our revolving credit facility. Our revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of net funded debt to EBITDAX (net income, excluding (i) any non-cash revenue or expense associated with swap contracts resulting from ASC 815 and (ii) any cash or non-cash revenue or expense attributable to minority investment plus without duplication and, in the case of expenses, to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) exploration costs deducted in determining net income under successful efforts accounting, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings (provided that expenses related to any unsuccessful dispositions will be limited to $3.0 million in the aggregate) for a twelve-month period may not be greater than 4.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with these financial covenants at September 30, 2016.
Senior Notes due 2020.
In October 2012, December 2012 and August 2014, we issued an aggregate of $600.0 million in principal amount of our senior notes due 2020 which we refer to as the 2020 Notes. Interest on the 2020 Notes accrued at a rate of 7.75% per annum on the outstanding principal amount payable semi-annually on May 1 and November 1 of each year. The 2020 Notes were scheduled to mature on November 1, 2020. On October 6, 2016, we commenced a cash tender offer to purchase any and all of the 2020 Notes, which tender offer expired on October 13, 2016 and settled on October 14, 2016. Holders of the 2020 Notes that were validly tendered and accepted at or prior to the expiration time of the tender offer, or who delivered the 2020 Notes pursuant to the guaranteed delivery procedures, received total cash consideration of $1,042.00 per $1,000 principal amount of notes, plus any accrued and unpaid interest up to, but not including, the settlement date. An aggregate of $403.5 principal amount of the 2020 Notes was validly tendered in the tender offer. The remaining 2020 Notes that were not tendered in the tender offer were redeemed by us. The redemption payment included approximately $196.5 million in aggregate principal amount at a redemption price of 103.875% of the principal amount of the redeemed 2020 Notes, plus accrued and unpaid interest thereon to the redemption date. Upon deposit of the redemption payment with the paying agent on October 14, 2016, the indenture governing the 2020 Notes was fully satisfied and discharged. The cash tender offer for the 2020 Notes and redemption of the remaining 2020 Notes were funded with the net proceeds from the offering of the 2024 Notes (discussed in more detail below) and cash on hand.
Outstanding Senior Notes.
Senior Notes due 2023. In April 2015, we issued an aggregate of $350.0 million in principal amount of our senior notes due 2023. Interest on these senior notes, which we refer to as the 2023 Notes, accrues at a rate of 6.625% per annum on the outstanding principal amount thereof on May 1 and November 1 of each year. The 2023 Notes mature on May 1, 2023. The 2023 Notes are our senior unsecured obligations and rank equally in right of payment with all of our other senior indebtedness and senior in right of payment to any of our future subordinated indebtedness.
Senior Notes due 2024. On October 14, 2016, we issued $650.0 million in aggregate principal amount of 6.000% Senior Notes due 2024, which we refer to as the 2024 Notes. Interest on the 2024 Notes accrues at a rate of 6.000% per annum on the outstanding principal amount thereof from October 14, 2016, payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2017. The 2024 Notes will mature on October 15, 2024. The 2024 Notes are our senior unsecured obligations and rank equally in right of payment with all of our other senior indebtedness, including the 2023 Notes, and senior in right of payment to any of our future subordinated indebtedness.
We may redeem some or all of the 2024 Notes at any time on or after October 15, 2019, at the redemption prices listed in the indenture relating to the 2024 Notes. Prior to October 15, 2019, we may redeem all or a portion of the 2024 Notes at a price equal to 100% of the principal amount of the Notes plus a “make-whole” premium and accrued and unpaid interest to the redemption date. In addition, any time prior to October 15, 2019, we may redeem the 2024 Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the 2024 Notes issued prior to such date at a redemption price of 106%, plus accrued and unpaid interest to the redemption date, with an amount equal to the net cash proceeds from certain equity offerings.
If we experience a change of control (as defined in the indenture relating to the 2024 Notes), we will be required to make an offer to repurchase the 2024 Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. If we sell certain assets and fail to use the proceeds in a manner specified in the indenture, we will be required to use the remaining proceeds to make an offer to repurchase the 2024 Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.
In connection with the issuance of the 2024 Notes, we and our subsidiary guarantors entered into a registration rights agreement pursuant to which we agreed to file a registration statement with respect to an offer to exchange the Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended. We may be required to file a shelf registration statement to cover resales of the 2024 Notes under certain circumstances. If we fail to satisfy these obligations under the registration rights agreement, we agreed to pay additional interest to the holders of the 2024 Notes as specified in the registration rights agreement.

All of our existing restricted subsidiaries that guarantee our secured revolving credit facility or certain other debt (other than Grizzly Holdings, Inc.) guarantee the 2023 Notes and the 2024 Notes. The guarantees rank equally in the right of payment with all of the senior indebtedness of the subsidiary guarantors and senior in the right of payment to any future subordinated indebtedness of the subsidiary guarantors. The 2023 Notes and the 2024 Notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness (including all borrowings and other obligations under our credit agreement) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.
The senior note indentures relating to the 2023 Notes and the 2024 Notes contain certain covenants that, subject to certain exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments, declare or pay dividends or make distributions on capital stock, prepay subordinated indebtedness, sell assets including capital stock of restricted subsidiaries, agree to payment restrictions affecting our restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into transactions with affiliates, incur liens, engage in business other than the oil and gas business and designate certain of our subsidiaries as unrestricted subsidiaries. For additional information regarding the 2023 Notes and the 2024 Notes, see Note 6, Note 14 and Note 16 to our consolidated financial statements included elsewhere in this report.
Construction Loan.
In June 2015, we entered into a construction loan agreement, or the construction loan, with InterBank for the construction of our new corporate headquarters in Oklahoma City. The construction loan allows for maximum principal borrowings of $24.5 million and requires us to fund 30% of the estimated cost of the construction before any funds can be drawn, which occurred in January 2016. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.5% per annum and is payable on the last day of the month through May 31, 2017. Monthly interest and principal payments are due beginning June 30, 2017, with the final payment due June 4, 2025. As of September 30, 2016, $16.5 million of borrowings were outstanding under the construction loan.
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
From January 1, 2016 through October 28, 2016, we spud 35 gross (31.7 net) wells in the Utica Shale. We currently expect our 2016 capital expenditures to be $299.0 million to $347.0 million to drill 42 to 46 gross (36 to 39 net) horizontal wells and commence sales from 50 to 56 gross (37 to 41 net) wells on our Utica Shale acreage. As of October 28, 2016, we had four operated horizontal rigs drilling in the play. We also anticipate an additional 20 to 22 gross (three to four net) horizontal wells will be drilled, and sales commenced from 25 to 27 gross (six to seven net) horizontal wells, on our Utica Shale acreage by other operators for estimated 2016 expenditures to us of $90.0 million to $100.0 million. In addition, we currently expect to spend $40.0 million to $50.0 million in 2016 for acreage expenses, primarily lease extensions, in the Utica Shale.
From January 1, 2016 through October 28, 2016, we recompleted 48 existing wells and spud no new wells at our WCBB field. In our Hackberry fields, from January 1, 2016 through October 28, 2016, we recompleted 19 existing wells and spud no new wells. We currently expect our 2016 capital expenditures to be $26.0 million to $28.0 million for maintenance capital expenditures and recompletions in Southern Louisiana.
From January 1, 2016 through October 28, 2016, no new wells were spud on our Niobrara Formation acreage. We do not currently anticipate any capital expenditures in the Niobrara Formation in 2016.
As of September 30, 2016, our net investment in Grizzly was approximately $48.6 million. During the nine months ended September 30, 2016, we paid cash calls of $14.5 million to Grizzly. Effective October 5, 2012, Grizzly entered into a $125.0 million revolving credit facility, of which all outstanding balance was paid as of September 30, 2016. We do not currently anticipate any additional material capital expenditures in 2016 related to Grizzly's activities.
In connection with the formation of Strike Force, we contributed certain assets valued at $22.5 million, including an approximately 11 mile-long, 12-inch diameter gathering line. During the nine months ended September 30, 2016, we paid cash calls of $4.0 million to Strike Force. We currently expect to make $20.0 million to $25.0 million in cash contributions to Strike Force in 2016.
We had no capital expenditures during the nine months ended September 30, 2016 related to our interests in Thailand. We do not currently anticipate any capital expenditures in Thailand in 2016.
In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations, including pressure pumping and proppant. See Note 3 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments. In the nine months ended September 30, 2016, we did not make any investments in these entities, and we do not currently anticipate any capital expenditures related to these entities in 2016.
During 2015 and 2016, we continued to focus on operational efficiencies in an effort to reduce our overall well costs and deliver better results in a more economical manner, particularly in light of the continued downturn in commodity prices. We have successfully leveraged the lower commodity price environment to gain access to higher-quality equipment and superior services for reduced costs, which has contributed to increased productivity. We have also renegotiated the contracts for our horizontal drilling rigs and locked in approximately 70% of our drilling and completion costs through the remainder of 2016 and 2017. This has allowed us to secure a base level of activity for 2017, hedge against increases in service costs and ensure access to quality equipment and experienced crews, all of which we expect to contribute to further efficiency gains.
With regard to our leasehold position, we continue to upgrade our acreage within our portfolio and focus our efforts on consolidating our premium, core position in the wet gas and dry gas windows of the Utica Shale. During the third quarter of 2016, we sold a non-core exploratory acreage position in the Utica Shale in West Virginia and have already started to re-invest the net proceeds from that sale just across the border in the dry gas window of the Utica Shale in Ohio. We believe a significant organic leasing opportunity is unfolding in this area, where infrastructure build out exists or is underway and where we experience favorable economic returns.
As a result of the decline in commodity prices, our initial 2016 development plan contemplated running three rigs beginning in January 2016 and reducing activity levels throughout the year for an average of 2.5 rigs on our operated Utica Shale acreage during 2016, as compared to an average of 3.7 rigs in 2015. However, in response to the recent strengthening of natural gas prices, we contracted a fourth rig that began operations in September 2016 and currently plan to add two additional rigs, one in November 2016 and the other in December 2016. Our total capital expenditures for 2016 are currently estimated to be in the range of $475.0 million to $550.0 million, including $415.0 million to $475.0 million for drilling and completion expenditures, of which $369.2 million was spent as of September 30, 2016, $40.0 million to $50.0 million for acreage expenses, primarily lease extensions, in the Utica Shale, of which $9.8 million ($51.3 million net of $41.5 million of proceeds from our sale of non-producing, non-core exploratory leasehold acreage) was spent as of September 30, 2016, and $20.0 million to $25.0 million to fund our investment in Strike Force. Approximately 95% of our 2016 estimated capital expenditures are currently expected to be spent in the Utica Shale. The estimated 2016 range of capital expenditures for drilling and completion is down from the $851.8 million spent in 2015, primarily due to the low commodity price environment and a desire to maintain a favorable liquidity position.
We continually monitor market conditions and are prepared to adjust our drilling program if commodity prices dictate. Currently, we believe that our cash flow from operations, cash on hand and borrowings under our loan agreements will be sufficient to meet our normal recurring operating needs and capital requirements for the next twelve months. We believe that our strong liquidity position, hedge portfolio and conservative balance sheet position us well to react quickly to changing commodity prices and accelerate our activity within the Utica Basin to a six or possibly eight rig program in 2017, or to scale back our activity, as the market conditions warrant. Notwithstanding the foregoing, in the event commodity prices decline further, our capital or other costs increase, our equity investments require additional contributions and/or we pursue additional equity method investments or acquisitions, we may be required to obtain additional funds which we would seek to do through traditional borrowings, offerings of debt or equity securities or other means, including the sale of assets. We regularly evaluate new acquisition opportunities. Needed capital may not be available to us on acceptable terms or at all. Further, if we are unable to obtain funds when needed or on acceptable terms, we may be required to delay or curtail implementation of our business plan or not be able to complete acquisitions that may be favorable to us. If the low commodity price environment continues or worsens, our revenues, cash flows, results of operations, liquidity and reserves may be materially and adversely affected.
Commodity Price Risk
The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. During the past six years, the posted price for West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate or WTI, has ranged from a low of $26.05 per barrel, or Bbl, in February 2016 to a high of $113.39 per Bbl in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.61 per MMBtu in March 2016 to a high of $7.51 per MMBtu in January 2010. On October 28, 2016, the WTI posted price for crude oil was $48.70 per Bbl and the Henry Hub spot market price of natural gas was $3.11 per MMBtu. If the prices of oil and natural gas continue at current levels or decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to further write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for information regarding our open fixed price swaps at September 30, 2016.
Commitments
In connection with our acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller's (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until our abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we could access the trust for use in plugging and abandonment charges associated with the property. As of September 30, 2016, the plugging and abandonment trust totaled approximately $3.1 million. At September 30, 2016, we have plugged 483 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2016.
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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance is effective for periods after December 15, 2015. We adopted this guidance effective December 31, 2015, and have reclassified $16.0 million and $17.9 million of debt issuance costs to offset long-term debt at September 30, 2016 and December 31, 2015, respectively, as shown in Note 6 to our consolidated financial statements included elsewhere in this quarterly report.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This guidance provides guidance of eight specific cash flow issues. This amendment is effective for periods after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this guidance on our consolidated financial statements.

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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During the past six years, the posted price for WTI, has ranged from a low of $26.05 per barrel, or Bbl, in February 2016 to a high of $113.39 per Bbl in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.61 per MMBtu in March 2016 to a high of $7.51 per MMBtu in January 2010. On October 28, 2016, the WTI posted price for crude oil was $48.70 per Bbl and the Henry Hub spot market price of natural gas was $3.11 per MMBtu. If the prices of oil and natural gas continue at current levels or decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to further write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swap positions at September 30, 2016:

	Location	Daily Volume (Bbls/day)	Weighted Average Price
October 2016 - June 2017	ARGUS LLS	2,000	$51.10

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
October 2016	NYMEX Henry Hub	570,000	$3.05
November 2016 - December 2016	NYMEX Henry Hub	525,000	$3.18
January 2017 - February 2017	NYMEX Henry Hub	442,500	$3.14
March 2017	NYMEX Henry Hub	422,500	$3.13
April 2017 - June 2017	NYMEX Henry Hub	367,500	$3.15
July 2017 - October 2017	NYMEX Henry Hub	305,000	$2.99
November 2017 - December 2017	NYMEX Henry Hub	435,000	$3.06
January 2018 - March 2018	NYMEX Henry Hub	290,000	$3.10
April 2018 - December 2018	NYMEX Henry Hub	160,000	$3.01
January 2019 - March 2019	NYMEX Henry Hub	20,000	$3.37

	Location	Daily Volume (Bbls/day)	Weighted Average Price
October 2016 - December 2016	Mont Belvieu	1,500	$19.95
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
In addition, we have entered into natural gas basis swap positions, which settle on the pricing index to basis differential of MichCon or Tetco M2 to the NYMEX Henry Hub natural gas price. As of September 30, 2016, we had the following natural gas basis swap positions for MichCon and Tetco M2, respectively.

	Location	Daily Volume (MMBtu/day)	Hedged Differential
October 2016 - December 2016	MichCon	40,000	$0.02
November 2016 - March 2017	Tetco M2	50,000	$(0.59)
Under our 2016 contracts, we have hedged approximately 75% to 79% of our estimated 2016 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. At September 30, 2016, we had a net asset derivative position of $2.5 million as compared to a net asset derivative position of $161.7 million as of September 30, 2015, related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $79.8 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $79.8 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Our revolving amended and restated credit agreement is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. As of September 30, 2016, we had no variable interest rate borrowings outstanding; therefore, an increase in interest rates would not have impacted our interest expense. Our interest rate on borrowings under our revolving credit facility was 2.18% on April 20, 2015, the last day on which borrowings were outstanding under such facility. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $3.0 million based on the $300.0 million outstanding in the aggregate under our revolving credit facility as of such date. As of September 30, 2016, we did not have any interest rate swaps to hedge our interest risks.

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
As of September 30, 2016, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and President and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and President and our Chief Accounting Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
In two separate complaints, one filed by the State of Louisiana and the Parish of Cameron in the 38th Judicial District Court for the Parish of Cameron on February 9, 2016 and the other filed by the State of Louisiana and the District Attorney for the 15th Judicial District of the State of Louisiana in the 15th Judicial District Court for the Parish of Vermillion on July 29, 2016, we were named as a defendant, among 26 oil and gas companies, in the Cameron Parish complaint and among more than 40 oil and gas companies in the Vermillion Parish complaint, or the Complaints. The Complaints were filed under the State and Local Coastal Resources Management Act of 1978, as amended, and the rules, regulations, orders and ordinances adopted thereunder, which we referred to collectively as the CZM Laws, and allege that certain of the defendants’ oil and gas exploration, production and transportation operations associated with the development of the East Hackberry and West Hackberry oil and gas fields, in the case of the Cameron Parish complaint, and the Tigre Lagoon oil and gas field, in the case of the Vermillion Parish complaint, were conducted in violation of the CZM Laws. The Complaints allege that such activities caused substantial damage to land and waterbodies located in the coastal zone of the relevant Parish, including due to defendants’ design, construction and use of waste pits and the alleged failure to properly close the waste pits and to clear, re-vegetate, detoxify and return the property affected to its original condition, as well as the defendants’ alleged discharge of waste into the coastal zone. The Complaints also allege that the defendants’ oil and gas activities have resulted in the dredging of numerous canals, which had a direct and significant impact on the state coastal waters within the relevant Parish and that the defendants, among other things, failed to design, construct and maintain these canals using the best practical techniques to prevent bank slumping, erosion and saltwater intrusion and to minimize the potential for inland movement of storm-generated surges, which activities allegedly have resulted in the erosion of marshes and the degradation of terrestrial and aquatic life therein. The Complaints also allege that the defendants failed to re-vegetate, refill, clean, detoxify and otherwise restore these canals to their original condition. In these two petitions, the plaintiffs seek damages and other appropriate relief under the CZM Laws, including the payment of costs necessary to clear, re-vegetate, detoxify and otherwise restore the affected coastal zone of the relevant Parish to its original condition, actual restoration of such coastal zone to its original condition, and the payment of reasonable attorney fees and legal expenses and pre-judgment and post judgment interest.
We were served with the Cameron complaint in early May 2016 and with the Vermillion Complaint in early September 2016.  The Louisiana Attorney General and the Louisiana Department of Natural Resources intervened in both the Cameron Parish suit and the Vermillion Parish suit.  Shortly after the Complaints were filed, certain defendants removed the cases to the lawsuit to the United States District Court for the Western District of Louisiana.  In both cases, the plaintiffs have filed a motion to remand, but both Courts have stayed further proceedings on the motions to remand pending a ruling from the United States Court of Appeals, Fifth Circuit on similar jurisdictional issues in another matter.  The plaintiffs have granted all defendants an extension of time to file responsive pleadings to the Complaints until the District Courts rule on the motions to remand. We have not had the opportunity to evaluate the applicability of the allegations made in such complaints to our operations. Due to the early stages of these matters, management cannot determine the amount of loss, if any, that may result.
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

ITEM 1A.	RISK FACTORS
See risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not Applicable.

(c)	We do not have a share repurchase program, and during the nine months ended September 30, 2016, we did not purchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
As previously disclosed, J. Ross Kirtley’s employment as our Chief Operating Officer terminated on August 5, 2016.  In connection with Mr. Kirtley’s termination, we have entered into a separation and release agreement with Mr. Kirtley, dated as of November 2, 2016, which we refer to as the Separation Agreement, pursuant to which we agreed to provide Mr. Kirtley with (i) the cash compensation specified in his employment agreement, (ii) health care benefits for Mr. Kirtley and his eligible dependents for up to eighteen (18) months following the termination date, (iii) his company vehicle,  (iv) the vesting of 3,000 shares of restricted stock and (v) the vesting of 14,820 restricted stock units provided that such restricted stock units will be settled in four substantially equal annual installments beginning in March 2017 in accordance with the original vesting schedule.  All other restricted stock and restricted stock unit awards granted to Mr. Kirtley were forfeited and terminated.
Under the Separation Agreement, Mr. Kirtley is subject to certain covenants regarding confidentiality, non-solicitation, non-competition, trade secrets, unfair competition and inventions. The Separation Agreement also contains customary waiver and release provisions pursuant to which Mr. Kirtley waived, released and discharged us and certain other related parties from any and all claims that Mr. Kirtley may have had against us or such other parties as of the date of the Separation Agreement.
The preceding summary of the Separation Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as Exhibit 10.1 hereto and incorporated herein by reference.

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

4.6
Indenture, dated as of October 14, 2016, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of Gulfport Energy Corporation’s 6.000% Senior Notes due 2024) (incorporated by reference to Exhibit 4.1 to the Form 8-K, File. No. 000-19514, filed by the Company with the SEC on October 19, 2016).

4.7
Registration Rights Agreement, dated as of October 14, 2016, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC and Scotia Capital (USA) Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Form 8-K, File. No. 000-19514, filed by the Company with the SEC on October 19, 2016).

10.1*	Separation and Release Agreement by and between Gulfport Energy Corporation and Ross Kirtley entered into November 2, 2016.

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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
Date: November 3, 2016

GULFPORT ENERGY CORPORATION

By:	/s/ Keri Crowell
Keri Crowell Chief Accounting Officer