Form 10-K
period 2016-12-31
GULFPORT ENERGY CORP
filed 2017-02-15
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-19514

Gulfport Energy Corporation
(Exact Name of Registrant As Specified in Its Charter)

Delaware	73-1521290
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
3001 Quail Springs Parkway Oklahoma City, Oklahoma	73134
(Address of Principal Executive Offices)	(Zip Code)
(405) 252-4600
(Registrant Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
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
Large Accelerated filer  ☒    Accelerated filer   ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 30, 2016, based on the closing price of the common stock on the NASDAQ Global Select Market on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter ($31.26 per share), was $3,918,915,089.
As of February 10, 2017, 158,829,816 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Gulfport Energy Corporation’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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
General
We are an independent oil and natural gas exploration and production company focused on the exploration, exploitation, acquisition and production of natural gas, natural gas liquids and crude oil in the United States. Our principal properties are located in the Utica Shale primarily in Eastern Ohio and along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields. In December 2016, we entered into a definitive agreement to purchase oil and natural gas assets including 46,400 net surface acres with multiple producing zones, including the Woodford and Springer formations, in Grady, Stephens, and Garvin counties, Oklahoma, (see "- Our Pending Acquisition" below) which we expect to complete in February 2017. In addition, we have an interest in producing properties in the Niobrara Formation of Northwestern Colorado and the Bakken Formation. We also hold a significant acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, or Grizzly, and an interest in an entity that operates in the Phu Horm gas field in Thailand. We also hold an approximate 24.2% equity interest in Mammoth Energy Services, Inc., or Mammoth Energy, an oil field services company listed on the NASDAQ Global Select Market, to which we contributed our membership interest in Mammoth Partners LLC (previously, Mammoth Energy Partners LP) in connection with Mammoth Energy’s initial public offering completed on October 19, 2016. We seek to achieve reserve growth and increase our cash flow through our annual drilling programs.
As of February 10, 2017, we held leasehold interests in approximately 232,000 gross (213,000 net) acres in the Utica Shale primarily in Eastern Ohio. We spud our first well, the Wagner 1-28H, on our Utica Shale acreage in February 2012 and, as of December 31, 2016, had spud 268 gross wells, 219 of which were completed and were producing. In 2016, we spud 50 gross (43.5 net) wells, of which 16 were completed as producing wells, two were non-productive, and as of December 31, 2016, 26 were in various stages of completion and six were still being drilled. We commenced sales from 54 gross wells (40.2 net wells) in the Utica Shale during 2016. During 2017 (through February 10, 2017), we spud ten gross (9.2 net) wells. As of February 10, 2017, four of these wells were waiting on completion and the other six were still drilling. In addition, other operators drilled 35 gross (6.9 net) wells and commenced sales from 25 gross (6.3 net) wells on our Utica Shale acreage in 2016.
We currently intend to drill 87 to 97 gross (67 to 74 net) horizontal wells, and commence sales from 72 to 80 gross (61 to 67 net) horizontal wells on our Utica Shale acreage in 2017. We currently anticipate 30 to 34 gross (10 to 11 net) horizontal wells will be drilled, and sales commenced from 42 to 46 gross (nine to 10 net) horizontal wells, by other operators on our Utica Shale acreage. We currently expect our anticipated operated and non-operated activity during 2017 to cost us $645.0 million to $690.0 million.
Aggregate net production from our Utica Shale acreage during the three months ended December 31, 2016 was approximately 70,653 net million cubic feet of natural gas equivalent, or MMcfe, or 768.0 MMcfe per day, of which 89% was from natural gas and 11% was from oil and natural gas liquids, or NGLs.
In 2016, at our WCBB field, we recompleted 54 gross and net wells and spud no new wells. In the fourth quarter of 2016, production at WCBB was approximately 1,272 MMcfe, or an average of 13.8 MMcfe per day, of which 99% was from oil and 1% was from natural gas.
In 2016, at our East Hackberry field, we recompleted 23 gross and net wells and spud no new wells. In the fourth quarter of 2016, net production at East Hackberry was approximately 334 MMcfe, or an average of 3.6 MMcfe per day, of which 97% was from oil and 3% was from natural gas.
In 2016, at our West Hackberry field, we had no recompletions and spud no new wells. In the fourth quarter of 2016, net production at West Hackberry was approximately 45 MMcfe, or an average of 492.8 thousand cubic feet of natural gas equivalent, or Mcfe, per day, of which 99% was from oil and 1% was from natural gas.
We currently estimate our 2017 activities in our Southern Louisiana fields to be approximately $30.0 million to $35.0 million in aggregate to drill 12 to 15 gross and net wells and perform recompletion activities.
As of December 31, 2016, we held leasehold interests in approximately 4,000 net acres in the Niobrara Formation in Northwestern Colorado. During the year ended December 31, 2016, there were no wells spud on our Niobrara Formation acreage. In the fourth quarter of 2016, net production from our Niobrara Formation acreage was approximately 26 MMcfe, or an average of 277.8 Mcfe per day, 100% of which was from oil. During 2017, we currently do not anticipate drilling any wells in the Niobrara Formation.
As of December 31, 2016, we held leasehold interests in approximately 778 net acres in the Bakken Formation of Western North Dakota and Eastern Montana, interests in 18 wells and overriding royalty interests in certain existing and future wells. In the fourth quarter of 2016, our net production from this acreage was approximately 71 MMcfe, or an average of 773.5 Mcfe per day, of which 80% was from oil, 16% was from natural gas and 4% was from natural gas liquids.
We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. As of December 31, 2016, Grizzly had approximately 830,000 net acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. For additional information regarding Grizzly, see "-Our Equity Investments–Grizzly Oil Sands" below.
We own a 23.5% ownership interest in Tatex Thailand II, LLC, or Tatex II. Tatex II, a privately held entity, holds an 8.5% interest in APICO, LLC, or APICO, an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 180,000 acres which includes the Phu Horm Field. For additional information regarding Tatex II and our other activities in Southeast Asia, see "-Our Equity Investments–Thailand" below.
In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. For additional information regarding these entities, see "-Our Equity Investments–Other Investments" below.
As of December 31, 2016, we had 2.3 Tcfe of proved reserves with a present value of estimated future net revenues, discounted at 10%, or PV-10, of approximately $696.0 million and associated standardized measure of discounted future net cash flows of approximately $688.0 million, excluding reserves attributable to our interests in Grizzly, Tatex II and Tatex III. See Item 2. "Properties-Proved Oil and Natural Gas Reserves” for our definition of PV-10 (a non-GAAP financial measure) and a reconciliation of our standardized measure of discounted future net cash flows (the most directly comparable GAAP measure) to PV-10.
Principal Oil and Natural Gas Properties
The following table presents certain information as of December 31, 2016 reflecting our net interest in our principal producing oil and natural gas properties in the Utica Shale primarily in Eastern Ohio, along the Louisiana Gulf Coast, in the Niobrara Formation in Northwestern Colorado and in the Bakken Formation in Western North Dakota and Eastern Montana.

								Proved Reserves
Field	NRI/WI (1)	Productive Wells		Non-Productive Wells		Developed Acreage (2)		Gas	Oil	NGLs	Total
	Percentages	Gross	Net	Gross	Net	Gross	Net	MMcf	MBbls	MBbls	MMcfe
Utica Shale (3)	40.33/49.28	393	193.84	5	4.23	48,523	41,081	2,165,739	2,798	20,126	2,303,282
West Cote Blanche Bay Field (4)	80.108/100	116	116	145	145	5,668	5,668	865	2,039	—	13,096
E. Hackberry Field (5)	82.04/100	25	25	119	119	2,910	2,910	210	356	—	2,349
W. Hackberry Field	80.357/100	7	7	6	6	726	726	—	72	—	433
Niobrara Formation	34.52/48.61	3	1.46	1	0.41	2,100	1,050	89	157	—	1,029
Bakken Formation	1.51/1.83	18	0.3	—	—	386	77	153	123	1	899
Overrides/Royalty Non-operated	Various	583	0.77	—	—	—	—	12	1	—	20

Total		1,145	344.37	276	274.64	60,313	51,512	2,167,068	5,546	20,127	2,321,108

(1)	Net Revenue Interest (NRI)/Working Interest (WI) for producing wells.

(2)	Developed acres are acres spaced or assigned to productive wells. Approximately 23% of our acreage is developed acreage and has been held by production.

(3)	Includes NRI/WI from wells that have been drilled or in which we have elected to participate. Includes 174 gross (22.25 net) wells drilled by other operators on our acreage.

(4)
We have a 100% working interest (80.108% average NRI) from the surface to the base of the 13900 Sand which is located at 11,320 feet. Below the base of the 13900 Sand, we have a 40.40% non-operated working interest (29.95% NRI).

(5)	NRI shown is for producing wells.
Utica Shale (primarily in Eastern Ohio)
Location and Land
As of December 31, 2016, we held leasehold interests in approximately 232,000 gross (213,000 net) acres in the Utica Shale.
Area History
The Ohio Department of Natural Resources reported that in the Utica Shale in Ohio, as of December 31, 2016, there were 1,472 producing horizontal wells, 256 horizontal wells that had been drilled but were not yet completed or connected to a pipeline, 19 horizontal wells that were being drilled and an additional 460 horizontal wells that had been permitted.
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
Recent and Future Activities
We spud our first well, the Wagner 1-28H, on our Utica Shale acreage in February 2012 and, as of December 31, 2016, had spud 268 gross wells, 219 of which were completed and were producing. In 2016, we spud 50 gross (43.5 net) wells, of which 16 were completed as producing wells and two were non-productive, and as of December 31, 2016, 26 were in various stages of completion and six were still being drilled. We commenced sales from 54 gross wells (40.2 net wells) in the Utica Shale during 2016. During 2017 (through February 10, 2017), we spud ten gross (9.2 net) wells. As of February 10, 2017, four of these wells were waiting on completion and the other six were still drilling. In addition, other operators drilled 35 gross (6.9 net) wells and commenced sales from 25 gross (6.3 net) wells on our Utica Shale acreage in 2016.
We currently intend to drill 87 to 97 gross (67 to 74 net) horizontal wells, and commence sales from 72 to 80 gross (61 to 67 net) horizontal wells, on our Utica Shale acreage in 2017. We currently anticipate 30 to 34 gross (10 to 11 net) horizontal wells will be drilled, and sales commenced from 42 to 46 gross (nine to 10 net) horizontal wells, by other operators on our Utica Shale acreage during 2017. We currently anticipate our 2017 capital expenditures to be $645.0 million to $690.0 million related to our operated and non-operated Utica Shale activities. As of February 10, 2017, we had six operated horizontal rigs drilling in the play.
Production Status
Aggregate net production from our Utica Shale acreage during the three months ended December 31, 2016 was approximately 70,653 net million cubic feet of natural gas equivalent, or MMcfe, or 768.0 MMcfe per day, of which 89% was from natural gas and 11% was from oil and natural gas liquids.
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
Area History and Production
Texaco, now Chevron Corporation, drilled the discovery well in this field in 1940 based on a seismic and gravitational anomaly. WCBB was subsequently developed on an even 160-acre pattern for much of the remainder of the decade. Developmental drilling continued and reached its peak in the 1970s when over 300 wells were drilled in the field. Of the 1,077 wells drilled as of December 31, 2016, 973 were completed as producing wells. From the date of our acquisition of WCBB in 1997 through December 31, 2016, we drilled 265 new wells, 233 of which were productive, for an 88% success rate. As of December 31, 2016, estimated field cumulative gross production was 199 MMBO and 237.2 Bcf of gas. Of the 1,077 wells drilled in WCBB as of December 31, 2016, 116 were producing, 145 were shut-in, and six were being used as salt water disposal wells. The other 810 wells have been plugged and abandoned.
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
There are over 100 distinct sandstone reservoirs recognized throughout most of the field, and nearly 200 major and minor discrete intervals have been tested. Within the 1,077 wells that had been drilled in the field as of December 31, 2016, over 4,000 potential zones have been penetrated. These sands are highly porous and permeable reservoirs primarily with a strong water drive.
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
Recent Activity
In 2016, at our WCBB field, we recompleted 54 gross and net wells and spud no new wells. As of February 10, 2017, we had recompleted 14 gross and net wells during 2017 in our WCBB field.
Production Status
In the fourth quarter of 2016, our net production at WCBB was approximately 1,272 MMcfe, or an average of 13.8 MMcfe per day, of which 99% was from oil and 1% was from natural gas.
East Hackberry Field
Location and Land
The East Hackberry field in Louisiana is located along the western shore and the land surrounding Lake Calcasieu, 15 miles inland from the Gulf of Mexico. We own a 100% working interest (approximately 82.04% average NRI) in certain producing oil and natural gas properties situated in the East Hackberry field. As of December 31, 2016, we held beneficial interests in approximately 4,116 acres, including the Erwin Heirs Block, which is located on land, and the adjacent State Lease 50 Block, which is located primarily in the shallow waters of Lake Calcasieu.
Area History and Production
The East Hackberry field was discovered in 1926 by Gulf Oil Company, now Chevron Corporation, by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 2016 was over 4,758 MBO and 332 Bcf of casinghead gas production. A total of 269 wells have been drilled on our portion of the field. As of December 31, 2016, 25 wells had daily production, 119 were shut-in and three had been converted to salt water disposal wells. The remaining 122 wells had been plugged and abandoned.
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
Recent Activity
During 2016 at East Hackberry, we recompleted 23 gross and net wells and spud no new wells. As of February 10, 2017, we had recompleted two gross and net wells during 2017 in our East Hackberry field.

Production Status
In the fourth quarter of 2016, our net production at East Hackberry was approximately 334 MMcfe, or an average of 3.6 MMcfe per day, of which 97% was from oil and 3% was from natural gas.
West Hackberry Field
Location and Land
The West Hackberry field is located on land and is five miles west of Lake Calcasieu in Cameron Parish, Louisiana, approximately 85 miles west of Lafayette and 15 miles inland from the Gulf of Mexico. We own a 100% working interest (approximately 80.00% NRI) in 1,032 acres within the West Hackberry field. Our leases at West Hackberry are located within two miles of one of the United States Department of Energy's Strategic Petroleum Reserves.
Area History
The first discovery well at West Hackberry was drilled in 1938 and the field was developed by Superior Oil Company, now ExxonMobil Corporation, between 1938 and 1988. The estimated cumulative oil and condensate production through 2016 was 493 MBO and 140 Bcf of natural gas. As of December 31, 2016, 41 wells had been drilled on our portion of West Hackberry. As of December 31, 2016, seven of such wells were producing, six were shut-in and one had been converted to a saltwater disposal well. The remaining 27 wells have been plugged and abandoned.
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
Recent Activity
During 2016 at West Hackberry, we had no recompletions and spud no new wells.
Production Status
In the fourth quarter of 2016, our net production at West Hackberry was approximately 45 MMcfe, or an average of 492.8 Mcfe per day, of which 99% was from oil and 1% was from natural gas.
Facilities
We own and operate a production facility at West Hackberry that includes a land based tank battery and salt water disposal system.
Niobrara Formation (Northwestern Colorado)
Location and Land
Effective as of April 1, 2010, we acquired leasehold interests in the Niobrara Formation in Northwestern Colorado and, as of December 31, 2016, we held leases for approximately 4,000 net acres. In 2016, no wells were spud on our Niobrara Formation acreage.
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
Production Status
In the fourth quarter of 2016, net production from our Niobrara Formation acreage was approximately 26 MMcfe, or an average of 277.8 Mcfe per day, 100% of which was from oil.
Facilities
There are typical land oil and natural gas processing facilities in the Niobrara Formation. Our facilities located at well locations include storage tank batteries, oil/gas/water separation equipment and pumping units.
Recent Activity
There were no new wells drilled on our Niobrara Formation acreage in 2016. We do not anticipate drilling any wells in the Niobrara Formation during 2017.
Bakken Formation
Location and Land
The Bakken Formation is located in the Williston Basin areas of Western North Dakota and Eastern Montana. As of December 31, 2016, we held approximately 778 net acres, interests in 18 wells and overriding royalty interests in certain existing and future wells.
Production Status
In the fourth quarter of 2016, our net production from this acreage was approximately 71 MMcfe, or an average of 773.5 Mcfe per day, of which 80% was from oil, 16% was from natural gas and 4% was from natural gas liquids.
Facilities
There are typical land, oil and natural gas processing facilities in the Williston Basin. The facilities located at well locations include storage tank batteries, oil/gas/water separation equipment and pumping units.
Recent Activities
There were no new wells drilled on our Bakken Formation acreage in 2016. We do not anticipate drilling any wells in the Bakken Formation during 2017.

Additional Properties
Louisiana. In addition to our interests in the WCBB, East Hackberry and West Hackberry fields, we also own working interests and overriding royalty interest in various fields in Louisiana, Texas and Oklahoma as described in the following table as of December 31, 2016:

Field	State	Parish/County	Acreage Working Interest	Overriding Royalty Interests	Producing Wells	Non-Producing Wells
Deer Island	Louisiana	Terrebonne	3.125%	—	1	—
Napoleonville	Louisiana	Assumption	—	2.5%	3	—
Crest	Texas	Ochiltree	2%	—	1	—
Eagle City South	Oklahoma	Dewey	1.04%	—	1	—
Fay South	Oklahoma	Blaine	0.301%	—	1	—
Squaw Cheek	Oklahoma	Blaine	0.13%	—	1	—
Watonga Chickasha Trend	Oklahoma	Canadian	0.052%	—	1	—
Green River Basin	Colorado	Moffat	0.0686%	—	1	—

Our Pending Acquisition
We have entered into a purchase agreement, dated as of December 13, 2016, with Vitruvian II Woodford, LLC, an unrelated third-party seller, referred to herein as the Seller or Vitruvian, to acquire certain assets of the Seller for a total purchase price consisting of $1.35 billion in cash and approximately 23.9 million in shares of our common stock, subject to certain adjustments, which we refer to herein as the Pending Acquisition. The assets subject to the Pending Acquisition include 46,400 net surface acres, with multiple producing zones including the Woodford and Springer formations, in Grady, Stephens and Garvin Counties, Oklahoma. Given the potential for numerous producing intervals across this acreage, we have identified approximately 1,750 gross drilling locations, comprised of only Woodford and Springer zones with significant upside potential through infill drilling and additional prospective zones present on the acreage. The properties subject to the Pending Acquisition are located primarily in the over-pressured liquids-rich to dry gas windows of the SCOOP play and include approximately 183 MMcfe per day of net production for October 2016, based on information provided by the Seller. The Pending Acquisition also includes 48 producing horizontal wells and an additional interest in over 150 non-operated horizontal wells. Four rigs are currently operating on the acreage and we intend to maintain a four-rig cadence in the play during 2017. Based on the estimates prepared by the Seller as of September 30, 2016 and audited by Netherland, Sewell & Associates, Inc., or NSAI, the estimated proved reserves attributable to the acreage subject to the Pending Acquisition are approximately 1.1 Tcfe. These estimates are internal estimates prepared by the Seller, and we may revise such estimates following the completion of the Pending Acquisition. We do not currently hold any leasehold interests or have any operations in the SCOOP play. The Pending Acquisition is expected to provide basin diversification to our operations. We intend to fund the cash portion of the purchase price of the Pending Acquisition with the net proceeds from the December 2016 common stock and senior note offerings and cash on hand. We anticipate completing the Pending Acquisition in February 2017. However, the Pending Acquisition remains subject to completion of due diligence and satisfaction or waiver of other closing conditions. There can be no assurance that the Pending Acquisition will be completed or that we will acquire all or any portion of the acreage subject to the Pending Acquisition. See Item 1A. "Risk Factors - Risks Relating to the Pending Acquisition."
Our Equity Investments
Grizzly Oil Sands. We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. As of December 31, 2016, Grizzly had approximately 830,000 net acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. Grizzly has three oil sands projects in various stages of development. Grizzly commenced commercial production from its Algar Lake Phase 1 steam-assisted gravity drainage, or SAGD, oil sand project during the second quarter of 2014 and has received regulatory approval for up to 11,300 barrels per day of bitumen production. Grizzly produced approximately 900 barrels of bitumen per day at its Algar Lake SAGD project during the first quarter of 2015. In April 2015, Grizzly determined to cease bitumen production at its Algar Lake facility due to the level of commodity prices. Grizzly continues to monitor market conditions as it assesses future plans for the facility. We reviewed our investment in Grizzly as of September 30, 2015 and December 31, 2015, and again at March 31, 2016, for impairment based on FASB ASC 323-Investments: Equity Method and Joint Ventures, or FASB ASC 323, due to certain qualitative factors and engaged an independent third party to assist management in determining fair value calculations of its investment. As a result of the calculated fair values and other qualitative factors, we concluded that an other than temporary impairment was required under

FASB ASC 323, resulting in an aggregate impairment loss of $101.6 million for the year ended December 31, 2015 and $23.1 million for the for the year ended December 31, 2016. As of and during the period ended December 31, 2016, commodity prices had increased as compared to the quarter ended March 31, 2016, and there were no impairment indicators that required further evaluation for impairment. If commodity prices decline again in the future, further impairment of our investment in Grizzly may result. In the first quarter of 2012, Grizzly acquired the May River property comprising approximately 47,000 acres. An initial 12,000 barrel per day development application was filed with the regulatory authorities in the fourth quarter of 2013, covering the eastern portion of the May River lease. The development application continues to move through the regulatory process and is expected to be approved in the first half of 2017. In the first quarter of 2014, a 2-D seismic program covering approximately 83 kilometers was completed to more fully define the resource over the remaining lease beyond the development application area. At the Thickwood thermal project, a development application for a 12,000 barrel per day oil sands project was filed in the fourth quarter of 2012. Since then, the Alberta Energy Regulator, or AER, announced it is implementing a policy for future regulatory requirements for reservoir containment in shallow SAGD areas, which impacts the Thickwood application. Additional work to advance the Thickwood application will be required and is expected to be addressed once the May River development approval is received. In December 2015, Grizzly suspended the review of the Thickwood application by the AER. The Thickwood application will be resubmitted once the regulations have been updated. Grizzly has also developed delineation drilling, seismic and regulatory work plans at its Cadotte, Peace River property. Grizzly continues to pursue a rail marketing strategy to ensure consistent and flexible access to premium markets for its production, including its Windell truck to rail terminal located near Conklin, Alberta, which commenced transloading blended bitumen production from Algar Lake on to rail cars for delivery to the US Gulf Coast markets in the second quarter of 2014.
Thailand. We own a 23.5% ownership interest in Tatex II. Tatex II, a privately held entity, holds an 8.5% interest in APICO, an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 180,000 acres which includes the Phu Horm Field. Our investment is accounted for on the equity method. Tatex II accounts for its investment in APICO using the cost method. In December 2006, first gas sales were achieved at the Phu Horm field located in northeast Thailand. Phu Horm's initial gross production was approximately 60 MMcf per day. For 2016, net gas production was approximately 118 MMcf per day and condensate production was 435 barrels per day. PTT Exploration and Production Public Company Limited operates the field with a 55% interest. Other interest owners include APICO (35% interest) and ExxonMobil (10% interest). Our gross working interest (through Tatex II as a member of APICO) in the Phu Horm field is 0.7%. Since our ownership in the Phu Horm field is indirect and Tatex II's investment in APICO is accounted for by the cost method, these reserves are not included in our year-end reserve information.
Other Investments. In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. In 2012, we participated in the formation of Stingray Pressure Pumping LLC, or Stingray Pressure, and Stingray Logistics LLC, or Stingray Logistics, with an initial ownership interest in each entity of 50%. These entities provide well completion and other well services. In 2011 and 2012, we acquired an aggregate 40% equity interest in Bison Drilling and Field Services LLC, or Bison, which owns and operates drilling rigs and related equipment. Also in 2011, we acquired a 25% interest in Muskie Proppant LLC, or Muskie, which is engaged in the processing and sale of hydraulic fracturing grade sand. In the fourth quarter of 2014, we contributed our investments in Stingray Pressure, Stingray Logistics, Bison and Muskie to Mammoth Energy Partners LP, or Mammoth, in exchange for a 30.5% limited partner interest in this newly formed limited partnership. On October 19, 2016, Mammoth Energy Services, Inc., or Mammoth Energy, which is the parent company of Mammoth, completed its initial public offering, or the IPO, of 7,750,000 shares of its common stock at a public offering price of $15.00 per share, of which 7,500,000 shares were sold by Mammoth Energy and 250,000 shares were sold by certain selling stockholders, including 76,250 shares sold by us for which we received net proceeds of $1.1 million. Prior to the completion of the IPO, we were issued 9,150,000 shares of Mammoth Energy common stock in return for the contribution of our 30.5% interest in Mammoth Energy Partners LLC (as the sucessor to Mammoth). We intend to use the net proceeds for the sale of our Mammoth Energy shares in the IPO for general corporate purposes. As of December 31, 2016, we owned an approximate 24.2% interest in Mammoth Energy.
In 2013, we participated in the formation of Stingray Energy Services LLC, or Stingray Energy, with an initial ownership interest of 50%. Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. In 2012, we participated in the formation of Stingray Cementing LLC, or Stingray Cementing, with an initial ownership of 50%. Stingray Cementing provides well completion and other well services. In 2012, we also participated in the formation of Blackhawk Midstream LLC, or Blackhawk, and Timber Wolf Terminals LLC, or Timber Wolf, with an initial ownership interest of 50% in each entity. Blackhawk coordinates gathering, compression, processing and marketing activities in connection with the development of our Utica Shale acreage and Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. Also in 2012, we acquired a 22.5% equity interest in Windsor Midstream LLC, or Midstream, which owned a 28.4% equity interest in a gas processing plant in

West Texas. In 2014, we acquired a 25% equity interest in Sturgeon Acquisitions LLC, or Sturgeon. Sturgeon owns an entity that operates sand mines that produce hydraulic fracturing grade sand.
In February 2016, we, through our wholly owned subsidiary Gulfport Midstream Holdings, LLC, or Midstream Holdings, entered into an agreement with Rice Midstream Holdings LLC, or Rice, a subsidiary of Rice Energy Inc., to develop natural gas gathering assets in eastern Belmont County and Monroe County, Ohio, which we refer to as the dedicated areas. We own a 25% interest in the newly formed entity called Strike Force Midstream LLC, or Strike Force, and Rice acts as operator and owns the remaining 75% interest in Strike Force. Construction of the gathering assets, which is underway, is providing gathering services for an increasing number of Gulfport operated wells and connectivity of existing dry gas gathering systems and interchangeability of natural gas across our firm portfolio. The first phase of the project has been completed: a lateral that connects two existing dry gas gathering systems on which we currently flow the majority of our dry gas volumes. First flow commenced through this lateral on February 1, 2016.
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
Marketing and Customers
The availability of a ready market for any oil and/or natural gas we produce depends on numerous factors beyond the control of our management, including but not limited to the demand for oil and natural gas and the level of domestic production and imports of oil, the proximity and capacity of gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and natural gas production and federal regulation of gas sold in interstate commerce. The oil and natural gas we produce in Louisiana is sold to purchasers who service the areas where our wells are located. We sell the majority of our Southern Louisiana oil to Shell Trading Company, or Shell. Shell takes custody of the oil at the outlet from our oil storage barge. The majority of this production is being sold under a West Texas Intermediate crude price HLS/LLS differential less transportation costs. The majority of our Utica Shale oil is sold to Marathon Petroleum Corporation, or Marathon. The purchaser takes custody at the MarkWest Utica EMG, or MarkWest, owned and operated condensate stabilizer located near Cadiz, Ohio. Our Utica Shale NGLs are currently purchased by MarkWest which remits to us a weighted average selling price of products sold to various markets. Our Utica Shale natural gas production is sold to various purchasers through established NAESBs with the counterparties. The majority of our gas is sold to BP Energy Company, or BP. In 2016, our Utica Shale natural gas and natural gas liquids were sold under monthly, seasonal and long term contracts and, as needed, through daily transactions. The majority of our production is delivered at the tailgate of the plants or at central delivery points with market pricing based on Platts Gas Daily - Appalachian - Dominion South Point (Dominion Eastern and Dominion Transmission) or Texas Eastern M2 Zone when sold in the Utica Basin. To maintain flow assurance and price stability, and as discussed under "–Transportation and Takeaway Capacity," we have entered into agreements to transport a portion of our natural gas production out of the Utica Basin. These agreements have pricing based on the appropriate delivery point less transportation charges and fuel.
During the year ended December 31, 2016, we sold approximately 68% and 10% of our natural gas production to BP and DTE Energy Trading, Inc., or DTE, respectively, 72% and 24% of our oil production to Shell and Marathon, respectively, and 74% and 23% of our natural gas liquids production to MarkWest and Antero Resources, or Antero, respectively. During the year ended December 31, 2015, we sold approximately 79% and 14% of our natural gas production to BP and DTE, respectively, 90% and 10% of our oil production to Shell and Marathon, respectively, and 76% and 24% of our natural gas liquids production to MarkWest and Antero, respectively. During the year ended December 31, 2014, we sold approximately 40%, 32% and 19% of our natural gas production to BP, DTE, and Hess, respectively, 99% of our oil production to Shell, 100% of our natural gas liquids production to MarkWest.

As of December 31, 2016, we had an average of approximately 516,000 MMBtu per day of firm sales contracted with third parties for 2017. We had an average of approximately 257,000 MMBtu per day, 226,000 MMBtu per day, 223,000 MMBtu per day, 126,000 MMBtu per day and 31,000 MMBtu contracted with third parties for 2018, 2019, 2020, 2021 and thereafter, respectively.
Transportation and Takeaway Capacity
In Ohio, as of December 31, 2016, we had entered into firm transportation contracts to deliver approximately 775,000 MMBtu to 1,125,000 MMBtu per day for 2017. For 2018 through 2020, we had entered into firm transportation contracts to deliver approximately 1,125,000 MMBtu per day. We continuously monitor the need to secure additional firm transportation contracts for incremental volumes from our Utica Shale acreage but expect additional long term contracts to be limited in 2017. Our primary long-haul firm transportation commitments include the following:

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

•
50,000 MMBtu per day of firm capacity on Rockies Express Pipeline facilities, which went into partial service in December 2016 and full service in January 2017, allowing additional connectivity to Gulf Coast and Midwest markets;

•	20,000 MMBtu per day of firm capacity on Natural Gas Pipeline facilities which began in 2015 and allows us to reach Midwest markets;

•	50,000 MMBtu per day of firm capacity on Texas Gas Transmission facilities which began in 2016 allowing additional access to Gulf Coast delivery points;

•	54,000 MMBtu per day of firm capacity on Texas Gas Transmission facilities expected to begin in 2017 allowing additional access to Gulf Coast delivery points;

•	100,000 MMBtu per day of firm capacity on Texas Eastern Transmission facilities expected to begin in 2017 allowing additional access to Midwest delivery points;

•	150,000 MMBtu per day of firm capacity on Energy Transfer’s Rover Pipeline facilities expected to begin in 2017 allowing additional access to Canadian, Midwest and Gulf Coast delivery points; and

•	100,000 MMBtu per day of firm capacity on Columbia Gulf Transmission facilities expected to begin in late 2017 allowing additional access to Gulf Coast delivery points.
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
Environmental Regulation
Our oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. Numerous governmental agencies, such as the U.S. Environmental Protection Agency, or the EPA, issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically sensitive areas, and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing earthen pits, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from our operations or related to our owned or operated facilities. Liability under such laws and regulations is often strict (i.e., no showing of “fault” is required) and can be joint and several. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as the oil and natural gas industry in general. Our management believes that we are in substantial compliance with applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements. This trend, however, may not continue in the future.
Waste Handling. The Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Although most wastes associated with the exploration, development and production of crude oil and natural gas are exempt from regulation as hazardous wastes under RCRA, such wastes may constitute “solid wastes” that are subject to the less stringent not-hazardous waste requirements. Moreover, the EPA or state or local governments may adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development and production wastes as “hazardous wastes.” Also, in December 2016, the EPA agreed in a consent decree to review its regulation of oil and gas waste. It has until March 2019 to determine whether any revisions are necessary. Any such changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.
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
Remediation of Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act, as amended, also known as CERCLA or the “Superfund” law, and analogous state laws, generally impose liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the facility. Under CERCLA and comparable state statutes, persons deemed “responsible parties” are subject to strict liability that, in some circumstances, may be joint and several, for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our operations, we use materials that, if released, would be subject to CERCLA and comparable state statutes. Therefore, governmental agencies or third parties may seek to hold us responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such “hazardous substances” have been released.
Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act, or OPA, and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. In addition, on June 28, 2016, EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants, which regulations are discussed in more detail below under the caption “-Regulation of Hydraulic Fracturing.” Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.
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
Air Emissions. The federal Clean Air Act, as amended, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, on August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new emission controls for oil and natural gas production and processing operations, which regulations are discussed in more detail below under the caption “-Regulation of Hydraulic Fracturing.” Also, on May 12, 2016, the EPA issued a final rule regarding the criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. These laws and regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. We believe that we are in substantial compliance with all applicable air emissions regulations and that we hold all necessary and valid construction and operating permits for our operations. Obtaining or renewing permits has the potential to delay the development of oil and natural gas projects.
Climate Change. In December 2009, the EPA issued an Endangerment Finding that determined that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, present an endangerment to public health and the environment because, according to the EPA, emissions of such gases contribute to warming of the earth’s atmosphere and other climatic changes. In May 2010, the EPA adopted regulations establishing new GHG emissions thresholds that determine when stationary sources must obtain permits under the Prevention of Significant Deterioration, or PSD, and Title V programs of the Clean Air Act. On June 23, 2014, in Utility Air Regulatory Group v. EPA, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD and Title V programs. On August 26, 2016, the EPA proposed changes needed to bring EPA’s air permitting regulations in line with the Supreme Court’s decision on GHG permitting. The proposed rule was published in the Federal Register on October 3, 2016 and the public comment period closed on December 2, 2016.
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
The EPA has continued to adopt GHG regulations applicable to other industries, such as its August 2015 adoption of three separate, but related, actions to address carbon dioxide pollution from power plants, including final Carbon Pollution Standards for new, modified and reconstructed power plants, a final Clean Power Plan to cut carbon dioxide pollution from existing power plants, and a proposed federal plan to implement the Clean Power Plan emission guidelines. Upon publication of the Clean Power Plan on October 23, 2015, more than two dozen States as well as industry and labor groups challenged the Clean Power Plan in the D.C. Circuit Court of Appeals. On February 9, 2016, the Supreme Court stayed the implementation of the Clean Power Plan while legal challenges to the rule proceed. As a result of this continued regulatory focus, future GHG regulations of the oil and gas industry remain a possibility. In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Although the U.S. Congress has not adopted such legislation at this time, it may do so in the future and many states continue to pursue regulations to reduce greenhouse gas emissions.
In December 2015, the United States participated in the 21st Conference of the Parties, or COP-21, of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. The Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Also, on June 29, 2016, the leaders of the United States, Canada and Mexico announced an Action Plan to, among other things, boost clean energy, improve energy efficiency, and reduce greenhouse gas emissions. The Action Plan specifically calls for a reduction in methane emissions from the oil and gas sector by 40 to 45 percent by 2025.
Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely affect the oil and natural gas industry. Currently, while we are subject to certain federal GHG monitoring and reporting requirements, our operations are not adversely impacted by existing federal, state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business. It also remains unclear whether and how the results of the 2016 U.S. election could impact the regulation of GHG emissions at the federal and state level.
In addition, claims have been made against certain energy companies alleging that GHG emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury or property damages. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

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
Endangered Species Act
Environmental laws such as the Endangered Species Act, or the ESA and analogous state statutes, may impact exploration, development and production activities on public or private lands. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the U.S., and restricts activities that may adversely affect listed species or their habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Federal agencies are required to insure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of our facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. The U.S. Fish and Wildlife Service may identify, however, previously unidentified endangered or threatened species or may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species, which could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.
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
Regulation of Hydraulic Fracturing
Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. We use hydraulic fracturing extensively in the development of our Utica Shale acreage. The federal Safe Drinking Water Act, or SDWA, regulates the underground injection of substances through the Underground Injection Control, or UIC, program. Hydraulic fracturing is generally exempt from regulation under the UIC program, and the hydraulic fracturing process is typically regulated by state oil and gas commissions. However, legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection,” to require federal permitting and regulatory control of hydraulic fracturing, and to require disclosure of the chemical constituents of the fluids used in the fracturing process. Furthermore, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC program, specifically as “Class II” UIC wells.
In addition, the EPA plans to develop a Notice of Proposed Rulemaking by June 2018, which would describe a proposed mechanism - regulatory, voluntary, or a combination of both - to collect data on hydraulic fracturing chemical substances and mixtures. Also, on June 28, 2016, EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.
On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes NSP standards to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rule seeks to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and VOC emissions for certain new, modified and reconstructed equipment, processes and activities across the oil and natural gas sector. On the same day, the EPA finalized a plan to implement its minor new source review program on Indian lands for oil and natural gas production, and it issued for public comment an information request that will require companies to provide extensive information instrumental for the development of regulations to reduce methane emissions from existing oil and gas sources. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions.
In addition, on March 26, 2015, the Bureau of Land Management, or BLM, published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to the BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water. On June 21, 2016, the United States District Court for Wyoming set aside the rule, holding that the BLM lacked Congressional authority to promulgate the rule. The BLM has appealed the decision to the Tenth Circuit Court of Appeals. Also, on November 15, 2016, the BLM finalized a rule to reduce the flaring, venting and leaking of methane from oil and gas operations on federal and Indian lands. The rule requires operators to use currently available technologies and equipment to reduce flaring, periodically inspect their operations for leaks, and replace outdated equipment that vents large quantities of gas into the air. The rule also clarifies when operators owe the government royalties for flared gas. State and industry groups have challenged this rule in federal court, asserting that the BLM lacks authority to prescribe air quality regulations. Congress is currently considering whether to repeal the rule pursuant to the Congressional Review Act.
Furthermore, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. On December 13, 2016, the EPA released a study examining the potential for hydraulic fracturing activities to impact drinking water resources, finding that, under some circumstances, the use of water in hydraulic fracturing activities can impact drinking water resources. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey, and the U.S. Government Accountability Office, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing, and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.
Some states and local jurisdictions in which we operate or hold oil and natural gas interests have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. If new or more stringent state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.
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
The availability, terms and cost of transportation significantly affect sales of oil and natural gas. The interstate transportation of oil and natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, natural gas storage and various other matters, primarily by the Federal Energy Regulatory Commission, or FERC. Federal and state regulations govern the price and terms for access to oil and natural gas pipeline transportation. FERC's regulations for interstate oil and natural gas transmission in some circumstances may also affect the intrastate transportation of oil and natural gas.
Although oil and natural gas prices are currently unregulated, Congress historically has been active in the area of oil and natural gas regulation. We cannot predict whether new legislation to regulate oil and natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on our operations. Sales of condensate and natural gas liquids are not currently regulated and are made at market prices.
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
Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by prorationing provisions set forth in the pipelines' published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.
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
In July 2015, the Ohio Department of Natural Resources, or the ODNR, enacted a comprehensive set of rules to regulate the construction of well pads. Under these new rules, operators must submit detailed horizontal well pad site plans certified by a professional engineer for review by the ODNR Division of Oil and Gas Resources Management prior to the construction of a well pad. These rules will result in increased construction costs for operators. Furthermore, pursuant to new rules approved in August 2016, operators must immediately notify ODNR regarding certain oil or gas releases.
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
Currently, we have general liability insurance coverage with an annual aggregate limit of up to $25.0 million which includes sudden and accidental pollution for the effects of onshore and offshore pollution on third parties arising from our operations as well as $10.0 million of gradual pollution insurance coverage. For our offshore WCBB properties, we also have a $40.0 million property physical damage policy which insures against most operational perils, such as explosions, fire, vandalism, theft, hail and windstorms, provided, however, that this policy is limited to $12.5 million for damages arising as a result of a named windstorm. All of our insurance coverage includes deductibles of up to $250,000 per occurrence ($1.25 million in the case of a named windstorm) that must be met prior to recovery. Additionally, our insurance is subject to customary exclusions and limitations. We reevaluate the purchase of insurance, policy terms and limits annually. Future insurance coverage for our industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that we believe are economically acceptable. No assurance can be given that we will be able to maintain insurance in the future at rates that we consider reasonable and we may elect to maintain minimal or no insurance coverage. We may not be able to secure additional insurance or bonding that might be required by new governmental regulations. This may cause us to restrict our operations, which might severely impact our financial position. The occurrence of a significant event, not fully insured against, could have a material adverse effect on our financial condition and results of operations.
We carry control of well insurance for all of our Utica Shale wells and several Southern Louisiana wells. We also require all of our third party vendors to sign master service agreements in which they agree to indemnify us for injuries and deaths of the service provider's employees as well as contractors and subcontractors hired by the service provider.
We have prepared and have in place spill prevention control and countermeasure plans for each of our principal facilities in response to federal and state requirements. The plans are reviewed annually and updated as necessary. As required by applicable regulations, our facilities are built with secondary containment systems to capture potential releases. We also own additional spill kits with oil booms and absorbent pads that are readily available, if needed. In addition, we have emergency response companies on retainer. These companies specialize in the clean up of hydrocarbons as a result of spills, blow-outs and natural disasters, and are on call to us 24 hours a day, seven days a week when their services are needed. We pay these companies a retainer plus additional amounts when they provide us with clean up services. Our aggregate payments for the retainer and clean up services during each of 2016 and 2015 were approximately $0.1 million. While these companies have been able to meet our service needs when required from time to time in the past, it is possible that the ability of one or more of them to provide services to us in the future, if and when needed, could be hindered or delayed in the event of a widespread disaster. However, in light of the areas in which we operate and the nature of our production, we believe other companies would be available to us in the event our primary remediation companies are unable to perform. To supplement our planning and operation activities in Ohio, we also actively manage an incident response planning program and coordinate with applicable state agency personnel on spills and releases through Ohio's Incident Notification Hotline. We also participate in Ohio's Emergency Planning and Community Right to Know Act (EPCRA) program, which includes reporting of various materials used or stored on-site as well as notification to state and local emergency response centers, such as local fire departments, for emergency planning purposes.
Headquarters and Other Facilities
Construction of our new corporate headquarters in Oklahoma City, Oklahoma was completed in December of 2016. The building has approximately 120,000 square feet of office space and allows us to consolidate all of our employees in one location in Oklahoma City. We also own an approximately 28,500 square foot office building in Oklahoma City, Oklahoma that served as our previous corporate headquarters. We have received various offers to purchase or lease this building, which we are evaluating.
We also own an approximately 12,500 square foot building in Lafayette, Louisiana. This building contains approximately 6,200 square feet of finished office area and 6,300 square feet of clear span warehouse area. We lease approximately 3,700 square feet in a building in Lafayette that we use as our Louisiana headquarters. In 2016, we purchased an approximately 12,300 square feet building located in St. Clairsville, Ohio to serve as our headquarters for our Ohio operations. Each of these properties is suitable and adequate for its use.
Employees
At December 31, 2016, we had 241 employees.
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
Risks Relating to the Pending Acquisition
We may be unable to successfully integrate or otherwise develop the assets subject to the Pending Acquisition or to generate anticipated revenue and production volumes, recover the estimated proven reserves or realize other anticipated cost savings, revenues or other benefits from the Pending Acquisition.
The success of the Pending Acquisition requires an assessment of several factors, the accuracy of which is inherently uncertain. In connection with these assessments, we performed a review of the subject properties that we believe to be generally consistent with industry practices, however our review may not have revealed all existing or potential problems. Even when problems are identified, a seller may be unwilling or unable to provide effective contractual protection against all or a portion of the underlying deficiencies. In some of our transactions, we are not entitled to contractual indemnification for environmental liabilities and acquire properties on an “as is” basis, and in others, we are entitled to indemnification for only certain environmental liabilities.
The Pending Acquisition may involve other risks that may cause our business to suffer, including:

•	diversion of our management’s attention to evaluating and developing the assets subject to the Pending Acquisition;

•	the challenges, including delays or any other unanticipated changed circumstances, and costs involved in integrating and/or developing the assets subject to the Pending Acquisition; and

•
failure of the assets subject to the Pending Acquisition to generate anticipated revenues and production volumes or otherwise perform in accordance with our expectations, or our ability to recover the estimated proved reserves associated with such properties or realize other expected benefits of the Pending Acquisition within the expected time frame or at all.
If these risks or other unexpected costs and liabilities were to materialize, any desired benefits of the Pending Acquisition may not be fully realized, if at all, and our future financial performance and results of operations could be negatively impacted.
We will incur significant transaction and acquisition-related costs in connection with the Pending Acquisition.
We expect to incur significant costs associated with the Pending Acquisition and integration and/or development of the assets subject to the Pending Acquisition as part of our operations. The substantial majority of the expenses resulting from the Pending Acquisition are composed of transaction costs related to the Pending Acquisition and the costs involved in financing the Pending Acquisition. We may also incur transaction fees and costs related to formulating integration and/or development plans for the assets subject to the Pending Acquisition.
The historical financial information relating to the assets to be acquired in the Pending Acquisition may not be representative of the results or financial condition of such assets if they had been operated independently of the Seller and, as a result, may not be a reliable indicator of their future results.
The financial information relating to the assets to be acquired in the Pending Acquisition has been derived from the financial statements and accounting records of the Seller and reflect the costs as well as assumptions and allocations made by the Seller’s management. The financial position, results of operations and cash flows relating to such assets presented may be different from those that would have resulted had such assets been operated independently of the Seller during the applicable periods or at the applicable dates. As a result, the historical financial information relating to such assets may not be a reliable indicator of future results.
Misrepresentations made to us by the Seller could cause us to incur substantial financial obligations and harm our business.
If we were to discover that there were misrepresentations made to us by the Seller or its representatives regarding the assets we acquire, we would explore all possible legal remedies to compensate us for any loss, including our rights to indemnification under the purchase agreement for the Pending Acquisition. However, there is no assurance that legal remedies would be available or collectible. If such unknown liabilities exist and we are not fully indemnified for any loss that we incur as a result thereof, we could incur substantial financial obligations, which could materially adversely affect our financial condition and harm our business.
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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During the past seven years, the posted price for West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate or WTI, has ranged from a low of $26.05 per barrel, or Bbl, in February 2016 to a high of $113.39 per Bbl in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.61 per MMBtu in March 2016 to a high of $7.51 per MMBtu in January 2010. During 2016, WTI prices ranged from $26.05 to $54.51 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.61 to $3.99 per MMBtu. If the prices of oil and natural gas continue at current levels or decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to further write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.
Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition and reduce our future growth rate.
Our future growth prospects are dependent upon our ability to identify optimal strategies for our business. In developing our 2017 business plan, we considered allocating capital and other resources to various aspects of our businesses, including well development, reserve acquisitions, midstream infrastructure and other activities. We also considered our likely sources of capital. Notwithstanding the determinations made in the development of our 2017 plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, including the appropriate rate of reserve development, or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2017 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.
We periodically engage in acquisitions, dispositions and other strategic transactions, including equity investments and joint ventures such as our recent midstream agreement with Rice. These transactions involve various inherent risks, such as changes in prevailing market conditions, our ability to obtain the necessary regulatory approvals, the timing of and conditions that may be imposed on us by regulators and our ability to achieve benefits anticipated to result from the transactions. Further, our equity investments and joint venture arrangements may restrict our operational and corporate flexibility and subject us to risks and uncertainties, such as committing us to fund operating and/or capital expenditures, the timing and amount of which we may not be able to control. Further, the counterparties to these transactions may not satisfy their obligations to the joint venture.

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
Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, or both. To increase reserves and production, we undertake development, exploration and other replacement activities or use third parties to accomplish these activities. We have made and expect to make in the future substantial capital expenditures in our business and operations for the development, production, exploration and acquisition of oil and natural gas reserves. For example, we currently estimate our exploration and production capital expenditures for 2017 to be in the range of $845.0 million to $915.0 million and an additional $110.0 million to $120.0 million for acreage expenses, primarily lease extensions, in the Utica Shale and $50.0 million to $60.0 million for cash capital contributions to our midstream joint venture with Rice in Eastern Ohio.
Historically, we have financed capital expenditures primarily with cash flow from operations, the issuance of equity and debt securities and borrowings under our bank and other credit facilities. Our cash flow from operations and access to capital are subject to a number of variables, including:

•	our proved reserves;

•	the volume of oil and natural gas we are able to produce from existing wells;

•	the prices at which oil and natural gas are sold;

•	our ability to acquire, locate and produce economically new reserves; and

•	our ability to borrow under our credit facility.
We cannot assure you that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Further, our actual capital expenditures in 2017 could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we could be required to seek additional sources of capital, which may include traditional reserve base borrowings, debt financing, joint venture partnerships, production payment financings, sales of assets, offerings of debt or equity securities or other means. We cannot assure you that we will be able to obtain debt or equity financing on terms favorable to us, or at all.
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
Recent decisions by the Ohio Supreme Court interpreting the Ohio Dormant Mineral Act relating to preservation of mineral rights by surface owners could require certain curative efforts to vest title in a portion of our leasehold acreage, increase our leasehold expenses, subject us to payment of additional royalties and/or result in the loss of some of our leasehold acreage in Ohio.
On September 15, 2016, the Ohio Supreme Court issued a series of decisions relating to the Ohio Dormant Mineral Act, which we refer to as the ODMA. In the lead case, Corban v. Chesapeake Exploration L.L.C., the court concluded that the 1989 version of the ODMA did not transfer ownership of dormant mineral rights automatically, by operation of law. Instead, prior to 2006, surface owners were required to bring a quiet title action in order to establish abandonment of mineral rights. After June 30, 2006, (the effective date of the 2006 version of the ODMA), surface owners are required to follow the statutory notice and recording procedures enacted in 2006. We have assessed the impact of these recent Ohio Supreme Court decisions on our operations in Ohio where the majority of our acreage and our producing properties are located and are taking steps to mitigate any potential risks identified as a result of our assessment. However, the Ohio Supreme Court decisions could require certain curative efforts to vest title in a portion of our leasehold acreage, increase our leasehold expense, subject us to payment of additional royalties and/or result in the loss of some of our leasehold acreage in Ohio, any of which could have an adverse effect on our results of operations and financial condition.
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
We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. As of December 31, 2016, Grizzly had approximately 830,000 net acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. Grizzly has three oil sands projects in various stages of development. Grizzly commenced commercial production from its Algar Lake Phase 1 steam-assisted gravity drainage, or SAGD, oil sand project during the second quarter of 2014 and has received regulatory approval for up to 11,300 barrels per day of bitumen production. Grizzly produced approximately 900 barrels of bitumen per day at its Algar Lake SAGD project during the first quarter of 2015. In April 2015, Grizzly determined to cease bitumen production at its Algar Lake facility due to the level of commodity prices. Grizzly continues to monitor market conditions as it assesses future plans for the facility. We reviewed our investment in Grizzly as of September 30, 2015 and December 31, 2015, and again at March 31, 2016, for impairment, resulting in an aggregate other than temporary impairment write down of $101.6 million for the year ended December 31, 2015 and $23.1 million for the year ended December 31, 2016. As of and during the period ended December 31, 2016, commodity prices had increased as compared to the quarter ended March 31, 2016, and there were no impairment indicators that required further evaluation for impairment. If commodity prices decline, further impairment of our investment in Grizzly may result in the future. The Algar Lake and other pending and proposed projects are complex, subject to extensive governmental regulation and will require significant additional financing. There can be no assurance that the necessary governmental approvals will be granted or that such financing could be obtained on commercially reasonable terms or at all, or that if one or more of these projects are completed that they will be successful or that we realize a return on our investment.
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
Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services, particularly the loss of Michael G. Moore, our Chief Executive Officer and President, or our other senior management and technical personnel, could disrupt our operations and have a material adverse effect on our financial condition and results of operations. Our executives are not restricted from competing with us if they cease to be employed by us, except under certain limited circumstances prohibiting competition while making use of our trade secrets. We are party to an employment agreement with one of our executive officers. As a practical matter, however, employment agreements may not assure the retention of our employees. Further, we do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

Estimates of oil and natural gas reserves are uncertain and may vary substantially from actual production.
There are numerous uncertainties associated with estimating quantities of proved reserves and in projecting future rates of production and timing of expenditures. The reserve information herein represents estimates prepared by (i) Netherland, Sewell & Associates, Inc., or NSAI, with respect to our Utica Shale acreage at December 31, 2016 and 2015, our WCBB and Hackberry fields at each of December 31, 2016, 2015 and 2014, and our Niobrara field at December 31, 2015 and 2014, (ii) Ryder Scott with respect to our Utica Shale acreage at December 31, 2014 and (iii) our personnel with respect to our overriding royalty and non-operated interests at December 31, 2016, 2015 and 2014 and our Niobrara field at December 31, 2016. Petroleum engineering is not an exact science. Information relating to our proved oil and natural gas reserves is based upon engineering estimates. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, future site restoration and abandonment costs, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, capital expenditures and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.
Estimates of reserves as of year-end 2016, 2015 and 2014 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2016, 2015 and 2014, respectively, in accordance with the revised guidelines of the SEC applicable to reserves estimates for such years. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties.
The present value of future net revenues from our proved reserves is not necessarily the same as the current market value of our estimated oil and natural gas reserves. We base the estimated discounted future net revenue from our proved reserves for 2016, 2015 and 2014 on an average price equal to the unweighted arithmetic average of prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2016, 2015 and 2014, respectively, in accordance with the revised guidelines of the SEC applicable to reserves estimates for such years.
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
Approximately 63.0% of our total estimated proved reserves at December 31, 2016, were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, further decreases in commodity prices or increases in costs to drill and develop such reserves will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.
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
As of December 31, 2016, we had entered into firm transportation contracts to deliver approximately 775,000 MMBtu to 1,125,000 MMBtu per day for 2017. For 2018 through 2020, we had entered into firm transportation contracts to deliver approximately 1,125,000 MMBtu per day. See Item 1. “Business-Transportation and Takeaway Capacity.” Under these firm transportation contracts, we are obligated to deliver minimum daily volumes or pay fees for any deficiencies in deliveries. If production from our Utica Shale acreage decreases due to decreased developmental activities, taking into consideration the current low commodity price environment, production related difficulties or otherwise, we may be unable to meet our obligations under the existing firm transportation contracts, resulting in fees, which may be significant and may have a material adverse effect on our operations.
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
Unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. Approximately 19% of our total Utica Shale undeveloped acreage will be subject to expiration in 2017, with 36% of such acreage expiring in 2018, 14% in 2019, 16% in 2020 and 15% thereafter, although our Utica Shale leases generally grant us the right to extend these leases for an additional five-year period. As of December 31, 2016, leases representing 25%, 13%, and 62%, respectively, of our total Niobrara Formation undeveloped acreage are scheduled to expire in 2017, 2018, and 2019. The cost to renew expiring leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. If we are unable to fund renewals of expiring leases, we could lose portions of our acreage and our actual drilling activities may differ materially from our current expectations, which could adversely affect our business.
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
Our oil and natural gas operations are subject to various federal, state and local governmental regulations that may be changed from time to time in response to economic and political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation, remediation, emission and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations, including those relating to protection of human health and the environment. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, permit revocations, requirements for additional pollution controls and injunctions limiting or prohibiting some or all of our operations. Moreover, these laws and regulations have continually imposed increasingly strict requirements for water and air pollution control and solid waste management, which trend may continue. Significant expenditures may be required to comply with governmental laws and regulations applicable to us. See Item 1. “Business-Regulation-Environmental Matters and Regulation” and Item 1. “Business-Regulation-Other Regulation of the Oil and Natural Gas Industry” for a description of certain laws and regulations that affect us.
Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection,” to require federal permitting and regulatory control of hydraulic fracturing, and to require disclosure of the chemical constituents of the fluids used in the fracturing process is pending. Furthermore, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the Underground Injection Control, or UIC, program under the federal State Drinking Water Act, or the SDWA, specifically as “Class II” UIC wells.
In addition, the EPA plans to develop a Notice of Proposed Rulemaking by June 2018, which would describe a proposed mechanism - regulatory, voluntary or a combination of both - to collect data on hydraulic fracturing chemical substances and mixtures. Also, on June 28, 2016, EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and natural gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities and the environmental impacts of discharges from CWT facilities.
On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA's rule package includes NSP standards to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rule seeks to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and VOC emissions for certain new, modified and reconstructed equipment, processes and activities across the oil and natural gas sector. On the same day, the EPA finalized a plan to implement its minor new source review program on Indian lands for oil and natural gas production, and it issued for public comment an information request that will require companies to provide extensive information instrumental for the development of regulations to reduce methane emissions from existing oil and gas sources. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements or mandate the use of specific equipment or technologies to control emissions.
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
Legislation or regulatory initiatives intended to address seismic activity could restrict our drilling and production activities, as well as our ability to dispose of produced water gathered from such activities, which could have a material adverse effect on our business.
State and federal regulatory agencies have recently focused on a possible connection between hydraulic fracturing related activities, particularly the underground injection of wastewater into disposal wells, and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. In addition, a number of lawsuits have been filed in some states, most recently in Oklahoma, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements regarding the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells.
We dispose of large volumes of produced water gathered from our drilling and production operations in our Louisiana fields by injecting it into wells pursuant to permits issued to us by governmental authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities. The adoption and implementation of any new laws or regulations that restrict our ability to use hydraulic fracturing or dispose of produced water gathered from our drilling and production activities by own disposal wells, could have a material adverse effect on our business, financial condition and results of operations. We do not currently inject produced water in our Utica our operations and do not currently anticipate injecting produced water in connection with the Pending Acquisition assets.
Restrictions on drilling activities intended to protect certain species of wildlife may adversely affect our ability to conduct drilling activities in some of the areas where we operate.
Oil and natural gas operations in our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife species or their habitat. Seasonal restrictions may limit our ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs. Permanent restrictions imposed to protect threatened or endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. The designation of previously unprotected species in areas where we operate as threatened or endangered could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce our reserves.
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
A new General Assembly took office in January 2017, and the Governor of Ohio proposed a new severance tax initiative. The proposal would impose a fixed rate of 6.5% for crude oil and natural gas when sold at the wellhead and a lower rate of 4.5% at later stages of distribution for natural gas and natural gas liquids. The proposal was again met with opposition and may not ultimately be included in the final budget documents that must be passed by June 30, 2017 in order to be effective for the period of July 1, 2017 through June 30, 2019.
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
In December 2015, the United States participated in the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. The Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Also, on June 29, 2016, the leaders of the United States, Canada and Mexico announced an Action Plan to, among other things, boost clean energy, improve energy efficiency and reduce GHG emissions. The Action Plan specifically calls for a reduction in methane emissions from the oil and gas sector by 40 to 45 percent by 2025.
Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas we produce. It also remains unclear whether and how the results of the 2016 U.S. election could impact the regulation of GHG emissions at the federal and state level.
In addition, claims have been made against certain energy companies alleging that GHG emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury or property damages. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.
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
The loss of one or more of the purchasers of our production could adversely affect our business, results of operations, financial condition and cash flows.
We depend upon a limited number of customers for the sale of most of our oil and natural gas production. During the year ended December 31, 2016, we sold approximately 68% and 10% of our natural gas production to BP and DTE, respectively, 72% and 24% of our oil production to Shell and Marathon, respectively, and 74% and 23% of our natural gas liquids production to MarkWest and Antero, respectively. If a purchaser is unable to satisfy its contractual obligations, we may be unable to sell such production to other customers on terms we consider acceptable. Further, the inability of one or more of our customers to pay amounts owed to us could adversely affect our business, financial condition, results of operations and cash flows.
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
Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted arithmetic average of the first-day-of-the-month prices for 2016, 2015 and 2014 adjusted for any contract provisions or financial derivatives, if any, that hedge oil and natural gas revenue, excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, less income tax effects related to differences between the book and tax basis of the oil and natural gas properties. If the net book value reduced by the related net deferred income tax liability exceeds the ceiling, an impairment or noncash writedown is required. A ceiling test impairment can give us a significant loss for a particular period. Once incurred, a write down of oil and natural gas properties is not reversible at a later date, even if oil or gas prices increase. As a result of the decline in commodity prices, we recognized a ceiling test impairment of $715.5 million for the year ended December 31, 2016. If prices of oil, natural gas and natural gas liquids continue to decrease, we may be required to further write down the value of our oil and natural gas properties. Future non-cash asset impairments could negatively affect our results of operations.
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
We are exposed to fluctuations in the price of natural gas and oil. Although we have hedged a portion of our estimated 2017 production, we may still be adversely affected by continuing and prolonged declines in the price of natural gas and oil.
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
As of December 31, 2016, we had total indebtedness (net of unamortized debt issuance costs) of approximately $1.6 billion, primarily attributable to our senior notes. We had borrowing base availability of $490.3 million under our secured revolving credit facility after giving effect to an aggregate of $209.7 million of letters of credit and no outstanding borrowings.
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
Availability under our revolving credit facility is currently subject to a borrowing base of $700.0 million. The borrowing base is subject to scheduled semiannual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors. As of December 31, 2016, we had no borrowings under our revolving credit facility. However, we intend to borrow under our revolving credit facility in the future. Any significant reduction in our borrowing base as a result of such borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow. Further, if the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of any such redetermination, we would be required to repay the excess. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.
We may still be able to incur substantial additional indebtedness in the future, which could further exacerbate the risks that we and our subsidiaries face.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our revolving credit facility and the indenture governing the senior notes restrict, but in each case do not completely prohibit, us from doing so. As of December 31, 2016, our borrowing base under our revolving credit facility was set at $700.0 million and we had no borrowings outstanding under this facility. In addition, the indenture governing the senior notes allows us to issue additional notes under certain circumstances which will also be guaranteed by the guarantors. The indenture governing the senior notes also allows us to incur certain other additional secured debt and allows us to have subsidiaries that do not guarantee the senior notes and which may incur additional debt, which would be structurally senior to the senior notes. In addition, the indenture governing the senior notes does not prevent us from incurring other liabilities that do not constitute indebtedness. If we or a guarantor incur any additional indebtedness that ranks equally with the senior notes (or with the guarantees thereof), including additional unsecured indebtedness or trade payables, the holders of that indebtedness will be entitled to share ratably with holders of the senior notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us or a guarantor. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
Our borrowings under our revolving credit facility expose us to interest rate risk.
Our earnings are exposed to interest rate risk associated with borrowings under our revolving credit facility. Our revolving credit facility is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. At December 31, 2016, we had no variable interest rate borrowings outstanding; therefore, an increase in interest rates would not have impacted our interest expense. However, any increase in our interest rate at the time we do have variable interest rate borrowings outstanding under our revolving credit facility will increase our costs, which may have a material adverse effect on our results of operations and financial condition. As of December 31, 2016, we did not hedge our interest rate risk.
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
As of December 31, 2016, we had a net operating loss, or NOL, carry forward of approximately $463.1 million for federal income tax purposes. Transfers of our stock could result in an ownership change. In such a case, our ability to use the NOLs generated through the ownership change date could be limited. In general, the amount of NOLs we could use for any tax year after the date of the ownership change would be limited to the value of our stock (as of the ownership change date) multiplied by the long-term tax-exempt rate.
Future sales of our common stock may depress our stock price.
We have registered a substantial number of shares of our common stock under a registration statement filed with the SEC. Sales of these shares of our common stock in the public market or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, sales by certain of our stockholders of their shares could impair our ability to raise capital through the sale of common or preferred stock. As of February 10, 2017, there were 158,829,816 shares of our common stock issued and outstanding, excluding 613,056 shares of unvested restricted stock awarded under our Amended and Restated 2005 Stock Incentive Plan.
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
Proved Oil and Natural Gas Reserves
Evaluation and Review of Reserves.
Reserve estimates at December 31, 2016 were prepared by NSAI with respect to our assets in the Utica Shale in Eastern Ohio (99% of our proved reserves at December 31, 2016) and our WCBB and Hackberry fields (1% of our proved reserves at December 31, 2016). Reserve estimates at December 31, 2015 were prepared by NSAI with respect to our assets in the Utica Shale in Eastern Ohio and our WCBB, Hackberry and Niobrara fields. Reserve estimates at December 31, 2014 were prepared by Ryder Scott with respect to our assets in the Utica Shale in Eastern Ohio and by NSAI with respect to our WCBB, Hackberry and Niobrara fields. Our personnel prepared reserve estimates with respect to our Niobrara field as well as our overriding royalty and non-operated interests (less than 1% of our proved reserves) at December 31, 2016. At December 31, 2015 and 2014, our personnel prepared reserve estimates with respect to our overriding royalty and non-operated interests (less than 1% of our proved reserves).
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
We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with NSAI, our independent reserve engineers, to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets in the Utica Shale and our WCBB and Hackberry fields. Our internal technical team members meet with NSAI periodically throughout the year to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to NSAI for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs and other considerations, including availability and costs of infrastructure and status of permits. Our proved reserves attributable to our other minority interests are prepared internally by our internal staff of petroleum engineers and geoscience professionals. Our Vice President of Reservoir Engineering is primarily responsible for overseeing the preparation of all of our reserve estimates. He is a petroleum engineer with over 35 years of reservoir and operations experience and our geophysical staff has over 75 years combined industry experience. Our technical staff uses historical information for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs.

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

•	provision of quarterly updates to our board of directors regarding operational data, including production, drilling and completion activity levels and any significant changes in our reserves;

•	annual review by our board of directors of our year-end reserve report and year-over-year changes in our proved reserves, as well as any changes to our previously adopted development plans;

•	annual review and approval by our senior management and our board of directors of a multi-year development plan;

•	annual review by our senior management of adjustments to our previously adopted development plan and considerations involved in making such adjustments; and

•
annual review by our board of directors of changes in our previously approved development plan made by senior management and technical staff during the year, including the substitution, removal or deferral of PUD locations.

The following table sets forth our estimated proved reserves at December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016			2015			2014
	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)
Proved developed	4,882	744,797	14,299	6,120	652,961	12,910	5,719	345,166	12,379
Proved undeveloped	664	1,422,271	5,828	338	907,184	4,826	3,778	373,840	13,889
Total (1)	5,546	2,167,068	20,127	6,458	1,560,145	17,736	9,497	719,006	26,268

	Year Ended December 31,
	2016	2015	2014
Total net proved oil and natural gas reserves (MMcfe) (1)	2,321,108	1,705,312	933,598
PV-10 value (in millions) (2)	$696.0	$765.8	$1,840.8
Standardized measure (in millions) (3)	$688.0	$764.3	$1,427.2
 _____________________

(1)
Estimates of reserves as of year-end 2016, 2015 and 2014 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2016, 2015 and 2014, respectively, in accordance with revised guidelines of the SEC applicable to reserves estimates as of year-end 2016, 2015 and 2014. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(2)
Represents present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proven reserves. The estimated future net revenues set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on certain prevailing economic conditions. The estimated future production in our reserve reports for the years ended December 31, 2016, 2015 and 2014 is priced based on the 12-month unweighted arithmetic average of the first-day-of-the month price for the period January through December of the applicable year, using $42.75 per barrel and $2.48 per MMBtu for 2016, $50.28 per barrel and $2.59 per MMBtu for 2015 and $94.99 per barrel and $4.35 per MMBtu for 2014, and in each case adjusted by lease for transportation fees and regional price differentials.

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
The following table reconciles the standardized measure of future net cash flows to the PV-10 value:

	December 31,
	2016	2015	2014
	(In thousands)
Standardized measure of discounted future net cash flows	$688,040	$764,331	$1,427,167
Add: Present value of future income tax discounted at 10%	7,927	1,432	413,671
PV-10 value	$695,967	$765,763	$1,840,838

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
As noted above, our December 31, 2016 proved reserves were calculated using prices based on the 12-month unweighted arithmetic average of the first-day-of-the month price for the period January through December 2016 of $42.75 per barrel and $2.48 per MMBtu. Holding production and development costs constant, if our 2016 reserves were calculated using the December 31, 2016 price of $53.72 per barrel and $3.65 per MMBtu, our discounted future net cash flows before income taxes would have been approximately $2.6 billion, or $1.9 billion more than our actual PV-10 value of $696.0 million at December 31, 2016.
The table below provides the 2016 SEC pricing of benchmark prices as well as the unweighted average of the months ending December 31, 2016 and January 31, 2017:

	SEC Pricing 2016	2-month Average 2017
Henry Hub Natural Gas (per MMBtu)	$2.48	$3.58
WTI Crude Oil (per Bbl)	$42.75	$52.39
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

Changes in Proved Reserves during 2016.
The following table summarizes the changes in our estimated proved reserves during 2016 (in Bcfe):

Proved Reserves, December 31, 2015	1,705
Purchases of oil and natural gas reserves in place	—
Extensions and discoveries	1,135
Revisions of prior reserve estimates	(256)
Current production	(263)
Proved Reserves, December 31, 2016	2,321
Purchases of oil and natural gas reserves in place. These are additions to proved reserves resulting from the purchases of minerals in place during a period. We had no significant purchases of proved oil and natural gas reserves in 2016.
Extensions and discoveries. These are additions to our proved reserves that result from (i) extension of the proved acreage of previously discovered reservoirs through additional drilling in periods subsequent to discovery and (ii) discovery of new fields with proved reserves or of new reservoirs of proved reserves in existing fields. Extensions and discoveries of 1.1 Tcfe of proved reserves were attributable to the continued development of our Utica Shale acreage.
Revisions of prior reserve estimates. Revisions represent changes in previous reserve estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.
Commodity prices decreased significantly in 2016. The 12-month average price for natural gas decreased from $2.59 per MMBtu for 2015 to $2.48 per MMBtu for 2016, the 12-month average price for NGLs decreased from $13.21 per barrel for 2015 to $9.91 per barrel for 2016, and the 12-month average price for crude oil decreased from $50.28 per barrel for 2015 to $42.75 per barrel for 2016. These decreases shortened the economic lives of certain of our producing properties and caused certain exploration and development projects to become uneconomic, which had an adverse impact on our proved reserve estimates. We experienced downward reserve revisions of 285.3 Bcfe in estimated proved reserves in 2016 primarily due to the exclusion of 35 PUD locations in our Utica field that became uneconomic due to the continued decline in commodity prices and other downward revisions to 32 PUD locations as a result of the decline in commodity prices. The downward revisions were partially offset by positive revisions of 29.0 Bcfe due to lower operating costs being realized in 2016, improvements in operating efficiencies and increased performance of offset locations.
Additional information regarding estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2016, 2015 and 2014 and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities, or Supplemental Information, in Note 18 to our consolidated financial statements included in this report.
Proved Undeveloped Reserves (PUDs)
As of December 31, 2016, our proved undeveloped reserves totaled 664 MBbls of oil, 1,422,271 MMcf of natural gas and 5,828 MBbls of NGLs, for a total of 1,461,226 MMcfe. Almost all of our PUDs at year-end 2016 were located in our Utica field. PUDs will be converted from undeveloped to developed as the applicable wells commence production or there are no material incremental completion capital expenditures associated with such proved developed reserves.
We record PUD reserves only after a development plan has been approved by our senior management and board of directors to complete the associated development drilling within five years from the time of initial booking. The PUD locations identified in our development plan are determined based on an analysis of the information that we have available at that time. After a development plan has been adopted, we may periodically make adjustments to the approved development plan due to events and circumstances that have occurred subsequent to the time the plan was approved. These circumstances may include delays in the availability of infrastructure, well permitting delays, changes in commodity price outlook and costs, and new data from recently completed wells. During 2016, we did not deviate from our development plan with respect to our PUD locations booked in our reserve report for the year ended December 31, 2015 and scheduled to be drilled during 2016, other than to drill three additional PUD locations than initially scheduled to be drilled during 2016.

The following table summarizes the changes in our estimated proved undeveloped reserves during 2016 (in Bcfe):

Proved Undeveloped Reserves, December 31, 2015	938
Purchases of oil and natural gas reserves in place	—
Extensions and discoveries	1,032
Conversion to proved developed reserves	(290)
Revisions of prior reserve estimates	(219)
Proved Undeveloped Reserves, December 31, 2016	1,461
Purchases of oil and natural gas reserves in place. We had no significant purchases of oil and natural gas reserves in 2016.
Extensions and discoveries. Our additions of 1.0 Tcfe were primarily attributable to 2016 extensions in our Utica field.
Conversion to proved developed reserves. We converted approximately 289.7 Bcfe attributable to 34 PUDs into proved developed reserves and five PUDs into proved developed not producing.
Revision of prior reserve estimates. We experienced downward revisions of 227.9 Bcfe due to lower commodity prices on 67 PUD locations, including the loss of 35 of the 67 PUD locations as they were no longer economic, as well as downward revisions of 17.4 Bcfe due to rescheduling of the drilling timeline of four PUD locations in excess of five years of initial booking resulting in the removal of these four PUD locations. In addition, we experienced positive revisions of 26.7 Bcfe attributable to improved performance of 34 PUD locations as a result of 14.5% production increases due to well performance of offset producers as well as lower lease operated and capital expenditures.
We drilled approximately 26% of our December 31, 2015 PUD locations during the year ended December 31, 2016.
Costs incurred relating to the development of PUDs were approximately $168.2 million in 2016. Estimated future development costs relating to the development of PUDs are projected to be approximately $401.5 million in 2017, $331.4 million in 2018, $192.7 million in 2019, $98.0 million in 2020 and $86.2 million in 2021.
All PUD drilling locations included in our 2016 reserve report are scheduled to be drilled within five years of initial booking.
As of December 31, 2016, 3% of our total proved reserves were classified as proved developed non-producing.
As noted above, our December 31, 2016 proved reserves were calculated using prices based on the 12-month unweighted arithmetic average of the first-day-of-the month price for the period January through December 2016 of $42.75 per barrel and $2.48 per MMBtu. Holding production and development costs constant, if SEC pricing were $40.00 per barrel and $2.00 per MMBtu, this would have resulted in a loss of 1.2 Tcfe of our PUD volumes at December 31, 2016. Holding production and development costs constant, if SEC pricing were $30.00 per barrel and $1.75 per MMBtu, this would have resulted in a loss of 1.5 Tcfe of our PUD volumes at December 31, 2016.
Production, Prices and Production Costs

The following table presents our production volumes, average prices received and average production costs during the periods indicated:

	2016	2015	2014
	($ In thousands)
Gas sales
Gas production volumes (MMcf)	227,594	156,151	59,318

Total Gas sales	$420,128	$324,733	$226,126

Gas sales without the impact of derivatives ($/Mcf)	$1.85	$2.08	$3.81
Impact from settled derivatives ($/Mcf)	$0.60	$0.71	$(0.20)
Average Gas sales price, including settled derivatives ($/Mcf)	$2.45	$2.79	$3.61

Oil and condensate sales
Oil and condensate production volumes (MBbls)	2,126	2,899	2,684

Total Oil and condensate sales	$81,173	$122,615	$241,210

Oil and condensate sales without the impact of derivatives ($/Bbl)	$38.18	$42.29	$89.88
Impact from settled derivatives ($/Bbl)	$5.11	$3.12	$0.13
Average Oil and condensate sales price, including settled derivatives ($/Bbl)	$43.29	$45.41	$90.01

Natural gas liquids sales
Natural gas liquids production volumes (MGal)	161,562	185,792	86,092

Total Natural gas liquids sales	$59,115	$58,129	$94,127

Natural gas liquids sales without the impact of derivatives ($/Gal)	$0.37	$0.31	$1.09
Impact from settled derivatives ($/Gal)	$(0.01)	$—	$—
Average Natural gas liquids sales price, including settled derivatives ($/Gal)	$0.36	$0.31	$1.09

Gas, oil and condensate and natural gas liquids sales
Gas equivalents (MMcfe)	263,430	200,089	87,719

Total gas, oil and condensate and natural gas liquids sales	$560,416	$505,477	$561,463

Gas, oil and condensate and natural gas liquids sales without the impact of derivatives ($/Mcfe)	$2.13	$2.53	$6.40
Impact from settled derivatives ($/Mcfe)	$0.56	$0.60	$(0.13)
Average gas, oil and condensate and natural gas liquids sales price, including settled derivatives ($/Mcfe)	$2.69	$3.13	$6.27

Production Costs:
Average production costs (per Mcfe)	$0.26	$0.35	$0.59
Average production taxes and midstream costs (per Mcfe)	$0.68	$0.77	$1.01
Total production and midstream costs and production taxes (per Mcfe)	$0.94	$1.12	$1.60

The following table provides a summary of our production, average sales prices and average production costs for oil and gas fields containing 15% or more of our total proved reserves as of December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
Utica Shale
Net Production
Oil (MBbls)	870	1,608	883
Gas (MMcf)	227,447	155,926	58,919
NGL (Mgal)	161,494	185,753	86,051
Total (MMcfe)	255,740	192,108	76,512
Average Sales Price Without the Impact of Derivatives:
Oil (per Bbl)	$34.59	$37.85	$78.63
Gas (per Mcf)	$1.85	$2.08	$3.81
NGL (per Gal)	$0.37	$0.31	$1.09
Average Production Cost (per Mcfe)	$0.18	$0.25	$0.38
Productive Wells and Acreage
The following table presents our total gross and net productive and non-productive wells, expressed separately for oil and gas, and the total gross and net developed and undeveloped acres as of December 31, 2016.

	NRI/WI (1)	Productive Oil Wells		Productive Gas Wells		Non-Productive Oil Wells		Non-Productive Gas Wells		Developed Acreage (2)		Undeveloped Acreage
Field	Percentages	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Utica Shale (3)	40.33/49.28	81	36.41	312	157.43	3	2.66	2	1.57	48,523	41,081	183,040	171,570
West Cote Blanche Bay Field (4)	80.108/100	116	116	—	—	128	128	17	17	5,668	5,668	—	—
E. Hackberry Field (5)	82.04/100	25	25	—	—	119	119	—	—	2,910	2,910	1,206	1,206
W. Hackberry Field	80.357/100	7	7	—	—	6	6	—	—	723	723	306	306
Niobrara Formation (6)	34.52/48.61	3	1.46	—	—	1	0.41	—	—	2,100	1,050	6,080	2,957
Bakken Formation (7)	1.51/1.83	18	0.3	—	—	—	—	—	—	386	77	3,505	701
Overrides/Royalty Non-operated	Various	583	0.77	—	—	—	—	—	—	—	—	—	—
Total		833	186.94	312	157.43	257	256.07	19	18.57	60,310	51,509	194,137	176,740

(1)	Net Revenue Interest (NRI)/Working Interest (WI).

(2)	Developed acres are acres spaced or assigned to productive wells. Approximately 23% of our acreage is developed acreage and has been perpetuated by production.

(3)
With respect to our total undeveloped Utica Shale acreage as of December 31, 2016, 19%, 36%, 14%, 16% and 15% is subject to expire in 2017, 2018, 2019, 2020 and thereafter. Our Utica Shale leases generally grant us the right to extend these leases for an additional five-year period. NRI/WI is from wells that have been drilled or in which we have elected to participate. Includes 138 gross (18.62 net) gas wells and 36 gross (3.63 net) oil wells drilled by other operators on our acreage.

(4)
We have a 100% working interest (80.108% average NRI) from the surface to the base of the 13900 Sand which is located at 11,320 feet. Below the base of the 13900 Sand, we have a 40.40% non-operated working interest (29.95% NRI).

(5)	NRI shown is for producing wells.

(6)
The leases relating to our Niobrara Formation acreage will expire at the end of their respective primary terms unless the applicable leases are renewed or extended, we have commenced the necessary operations required by the terms of the applicable leases or we have obtained actual production from acreage subject to the applicable leases, in which event they will remain in effect until the cessation of production. Leases representing 25%, 13%, and 62% of our total Niobrara undeveloped acreage are currently scheduled to expire in 2017, 2018 and 2019, respectively.

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

	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Recompletions:
Productive	77	77	72	72	161	161
Dry	—	—	—	—	—	—
Total	77	77	72	72	161	161
Development:
Productive	49	42.5	49	38	119	100
Dry	1	1	—	—	7	6.8
Total	50	43.5	49	38	126	106.8
Exploratory:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total	—	—	—	—	—	—
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

	Price Range of Common Stock
	High	Low
2015
First Quarter	$48.60	$35.00
Second Quarter	52.58	39.29
Third Quarter	40.59	28.97
Fourth Quarter	36.12	20.21
2016
First Quarter	$31.05	$21.00
Second Quarter	34.67	26.00
Third Quarter	32.50	25.34
Fourth Quarter	30.47	21.30
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Repurchases of Equity Securities
None.
Holders of Record
At the close of business on February 7, 2017, there were 310 stockholders of record holding 158,829,816 shares of our outstanding common stock. There were approximately 51,525 beneficial owners of our common stock as of February 7, 2017.
Dividend Policy
We have never paid dividends on our common stock. We currently intend to retain all earnings to fund our operations. Therefore, we do not intend to pay any cash dividends on the common stock in the foreseeable future. In addition, the terms of our credit facility restrict the payment of any dividends to the holders of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following selected consolidated financial data in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes appearing elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014 and the selected consolidated balance sheet data at December 31, 2016 and December 31, 2015 are derived from our audited consolidated financial statements appearing elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2013 and December 31, 2012 and the selected consolidated balance sheet data at December 31, 2014, December 31, 2013 and December 31, 2012 are derived from our audited consolidated financial statements that are not included in this report. The historical data presented below is not indicative of future results. We did not pay any cash dividends on our common stock during any of the periods set forth in the following table.

	Fiscal Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except share data)
Selected Consolidated Statements of Operations Data:
Revenues	$385,910	$708,990	$670,762	$262,225	$248,601
Costs and expenses:
Lease operating expenses	68,877	69,475	52,191	26,703	24,308
Production taxes	13,276	14,740	24,006	26,933	28,957
Midstream gathering and processing	165,972	138,590	64,467	11,030	443
Depreciation, depletion and amortization	245,974	337,694	265,431	118,880	90,749
Impairment of oil and gas properties	715,495	1,440,418	—	—	—
General and administrative	43,409	41,967	38,290	22,519	13,808
Accretion expense	1,057	820	761	717	698
(Gain) loss on sale of assets	—	—	(11)	508	(7,300)
	1,254,060	2,043,704	445,135	207,290	151,663
(Loss) Income from Operations	(868,150)	(1,334,714)	225,627	54,935	96,938
Other (Income) Expense:
Interest expense	63,530	51,221	23,986	17,490	7,458
Interest income	(1,230)	(643)	(195)	(297)	(72)
Litigation settlement	—	—	25,500	—	—
Insurance proceeds	(5,718)	(10,015)	—	—	—
Loss on debt extinguishment	23,776	—	—	—	—
Gain on contribution of investments	—	—	(84,470)	—	—
Loss (income) from equity method investments	33,985	106,093	(139,434)	(213,058)	(8,322)
Other expense (income)	129	(485)	(504)	(528)	(325)
	114,472	146,171	(175,117)	(196,393)	(1,261)
(Loss) Income from Continuing Operations before Income Taxes	(982,622)	(1,480,885)	400,744	251,328	98,199
Income Tax (Benefit) Expense	(2,913)	(256,001)	153,341	98,136	26,363
(Loss) Income from Continuing Operations	(979,709)	(1,224,884)	247,403	153,192	71,836
Discontinued Operations:
Loss on disposal of Belize properties, net of tax	—	—	—	—	3,465
Net (Loss) Income Available to Common Stockholders	$(979,709)	$(1,224,884)	$247,403	$153,192	$68,371
Net (Loss) Income Per Common Share—Basic:	$(7.97)	$(12.27)	$2.90	$1.98	$1.22
Net (Loss) Income Per Common Share—Diluted:	$(7.97)	$(12.27)	$2.88	$1.97	$1.21

	At December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Consolidated Balance Sheet Data:
Total assets	$4,223,145	$3,334,734	$3,619,473	$2,685,039	$1,569,431
Total debt, including current maturity	$1,593,875	$946,263	$703,564	$291,090	$290,101
Total liabilities	$2,039,253	$1,295,897	$1,323,177	$634,801	$443,023
Stockholders’ equity	$2,183,892	$2,038,837	$2,296,296	$2,050,238	$1,126,408

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are an independent oil and natural gas exploration and production company focused on the exploration, exploitation, acquisition and production of natural gas, natural gas liquids and crude oil in the United States. Our principal properties are located in the Utica Shale primarily in Eastern Ohio and along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields. In December 2016, we entered into a definitive agreement to purchase oil and natural gas assets including 46,400 net surface acres with multiple producing zones, including the Woodford and Springer formations, in Grady, Stephens, and Garvin counties, Oklahoma, (see Item 1. "Business- Our Pending Acquisition") which we expect to complete in February 2017. In addition, we have producing properties in the Niobrara Formation of Northwestern Colorado and the Bakken Formation. We also hold a significant acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, or Grizzly, and interests in entities that operate in Southeast Asia, including the Phu Horm gas field in Thailand. We also hold an approximate 24.2% equity interest in Mammoth Energy Services, Inc., or Mammoth Energy, an oil field services company listed on the NASDAQ Global Select Market, to which we contributed our membership interest in Mammoth Partners LLC (previously, Mammoth Energy Partners LP) in connection with Mammoth Energy’s initial public offering completed on October 19, 2016.
Prices for oil and natural gas have historically been volatile and subject to significant fluctuation in response to changes in supply and demand, market uncertainty and a variety of other factors beyond our control. The decline in commodity prices that began in mid-2014 continued during 2015 and into 2016. In response to these declining commodity prices, during 2015 we reduced our capital expenditures by approximately 36% as compared to 2014 and continued to focus on operational efficiencies in an effort to reduce our overall well costs and deliver better results in a more economical manner. During 2016, we continued our focus on operational efficiencies and cost reductions, locking in approximately 85% of our currently anticipated drilling and completions costs for 2017.
2016 and 2017 Year to Date Highlights

•	Production increased 32% to approximately 263,430 MMcfe for the year ended December 31, 2016 from approximately 200,089 MMcfe for the year ended December 31, 2015.

•	Oil and natural gas revenues, before the impact of derivatives, increased 11% to $560.4 million for the year ended December 31, 2016 from $505.5 million for the year ended December 31, 2015.

•
During 2016, we spud 50 gross (43.5 net) wells, participated in an additional 35 gross (6.9 net) wells that were drilled by other operators on our Utica Shale acreage and recompleted 77 gross and net wells. Of our 50 new wells spud during 2016, 16 were completed as producing wells and two were non-productive and, at year end, 26 were in various stages of completion and six were drilling.

•	During the year ended December 31, 2016, we reduced our unit lease operating expense by 25% to $0.26 per Mcfe from $0.35 per Mcfe during the year ended December 31, 2015.

•	During the year ended December 31, 2016, we reduced our unit midstream gathering and processing expense by 9% to $0.63 per Mcfe from $0.69 per Mcfe during the year ended December 31, 2015.

•
On December 13, 2016, we entered into a purchase agreement with Vitruvian, an unrelated third-party seller to acquire certain assets including 46,000 net surface acres with multiple producing zones in Grady, Stephens, and Garvin counties, Oklahoma, for a total purchase price consisting of $1.35 billion in cash and approximately 23.9 million shares of our common stock, subject to adjustment. See Item 1. "Business - Our Pending Acquisition." The closing of the Acquisition is expected to occur in February 2017, although delays could occur.

•
In February 2016, we entered into an agreement with Rice to develop natural gas gathering assets in the dedicated areas. We contributed certain gathering assets for a 25% interest in Strike Force. Rice acts as operator and owns the remaining 75% interest in Strike Force.

•
On March 15, 2016, we issued 16,905,000 shares of our common stock in an underwritten public offering. The net proceeds from this equity offering were approximately $411.7 million, after underwriting discounts and commissions and offering expenses. We intend to use the net proceeds from this offering primarily to fund a portion of our 2017 capital development plan and for general corporate purposes.

•
On October 14, 2016, we issued $650.0 million in aggregate principal amount of 6.000% Senior Notes due 2024, or the 2024 Notes. The net proceeds of approximately $638.9 million from the offering of the 2024 Notes were used, together with cash on hand, to repurchase (in a cash tender offer) or redeem all of our 7.75% senior notes due 2020, which we refer to as the 2020 Notes, of which $600.0 million in the aggregate principal amount was then outstanding.

•
On December 21, 2016, we issued 33,350,000 shares of our common stock in an underwritten public offering, which included 4,350,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The net proceeds from this equity offering were approximately $698.8 million after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use these net proceeds, together with the net proceeds from the offering of the 2025 Notes discussed below and cash on hand, to fund the cash portion of the purchase price of the Pending Acquisition.

•
On December 21, 2016, we issued $600.0 million in aggregate principal amount of 6.375% Senior Notes due 2025, or the 2025 Notes. We received approximately $590.8 million in net proceeds from the offering of the 2025 Notes, after deducting the initial purchasers’ discounts and estimated offering expenses. As discussed above, we intend to use the net proceeds from the offering of the 2025 Notes, together with the net proceeds from our December 2016 underwritten public offering of common stock and cash on hand to fund the cash portion of the purchase price for the Pending Acquisition.

•
During the year ended December 31, 2016, we sold a non-core exploratory acreage position in the Utica Shale in West Virginia. We reinvested the net proceeds from that sale, together with cash on hand, in the acquisition of approximately 12,600 net undeveloped acres in the core of the dry gas window of the Utica Shale in northern Monroe County, Ohio for an aggregate purchase price of approximately $86.6 million.

•	During 2017 (through February 10, 2017), we spud ten gross (9.2 net) wells. As of February 10, 2017, four wells were waiting on completion and six were still being drilled.

•
On October 19, 2016, Mammoth Energy completed its IPO of 7,750,000 shares of its common stock at a public offering price of $15.00 per share, of which 7,500,000 shares were sold by Mammoth Energy and 250,000 shares were sold by certain selling stockholders, including 76,250 shares sold by us for which we received net proceeds of $1.1 million. Prior to the completion of the IPO, we were issued 9,150,000 shares of Mammoth Energy common stock in return for the contribution of our 30.5% interest in Mammoth. We currently hold an approximate 24.2% equity interest in Mammoth Energy.

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
Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled $1.6 billion at December 31, 2016 and $1.8 billion at December 31, 2015. These costs are reviewed quarterly by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.
Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling (as defined in the preceding paragraph). If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. As a result of the decline in commodity prices, we recognized a ceiling test impairment of $715.5 million for the year ended December 31, 2016. If prices of oil, natural gas and natural gas liquids decline in the future, we may be required to further write down the value of our oil and natural gas properties, which could negatively affect our results of operations.
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
Oil and Gas Reserve Quantities. Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analysis demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Netherland, Sewell & Associates, Inc. and to a lesser extent our personnel have prepared reserve reports of our reserve estimates at December 31, 2016 on a well-by-well basis for our properties.
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
Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management's opinion, it is more likely than not that some portion will not be realized. At December 31, 2016, a valuation allowance of $645.8 million had been established for the net deferred tax asset, with the exception of certain NOLs and alternative minimum tax, or AMT, credits that we expect to realize on a more likely than not basis.
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
We review our investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, we recognize an impairment provision. For the years ended December 31, 2016 and 2015, we recognized an impairment loss related to our investment in Grizzly of approximately $23.1 million and $101.6 million, respectively. At December 31, 2014, we fully impaired our investment in Tatex III.
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
See Item 7. "Commodity Price Risk" for a summary of our derivative instruments in place as of December 31, 2016.
RESULTS OF OPERATIONS
Results of Operations
The markets for oil and natural gas have historically been, and will continue to be, volatile. Prices for oil and natural gas may fluctuate in response to relatively minor changes in supply and demand, market uncertainty and a variety of factors beyond our control.

The following table presents our production volumes, average prices received and average production costs during the periods indicated:

	2016	2015	2014
	($ In thousands)
Gas sales
Gas production volumes (MMcf)	227,594	156,151	59,318

Total Gas sales	$420,128	$324,733	$226,126

Gas sales without the impact of derivatives ($/Mcf)	$1.85	$2.08	$3.81
Impact from settled derivatives ($/Mcf)	$0.60	$0.71	$(0.20)
Average Gas sales price, including settled derivatives ($/Mcf)	$2.45	$2.79	$3.61

Oil and condensate sales
Oil and condensate production volumes (MBbls)	2,126	2,899	2,684

Total Oil and condensate sales	$81,173	$122,615	$241,210

Oil and condensate sales without the impact of derivatives ($/Bbl)	$38.18	$42.29	$89.88
Impact from settled derivatives ($/Bbl)	$5.11	$3.12	$0.13
Average Oil and condensate sales price, including settled derivatives ($/Bbl)	$43.29	$45.41	$90.01

Natural gas liquids sales
Natural gas liquids production volumes (MGal)	161,562	185,792	86,092

Total Natural gas liquids sales	$59,115	$58,129	$94,127

Natural gas liquids sales without the impact of derivatives ($/Gal)	$0.37	$0.31	$1.09
Impact from settled derivatives ($/Gal)	$(0.01)	$—	$—
Average Natural gas liquids sales price, including settled derivatives ($/Gal)	$0.36	$0.31	$1.09

Gas, oil and condensate and natural gas liquids sales
Gas equivalents (MMcfe)	263,430	200,089	87,719

Total gas, oil and condensate and natural gas liquids sales	$560,416	$505,477	$561,463

Gas, oil and condensate and natural gas liquids sales without the impact of derivatives ($/Mcfe)	$2.13	$2.53	$6.40
Impact from settled derivatives ($/Mcfe)	$0.56	$0.60	$(0.13)
Average gas, oil and condensate and natural gas liquids sales price, including settled derivatives ($/Mcfe)	$2.69	$3.13	$6.27

Production Costs:
Average production costs (per Mcfe)	$0.26	$0.35	$0.59
Average production taxes and midstream costs (per Mcfe)	$0.68	$0.77	$1.01
Total production and midstream costs and production taxes (per Mcfe)	$0.94	$1.12	$1.60

The total volume hedged for 2016 represented approximately 77% of our total sales volumes for the year. The total volume hedged for 2015 represented approximately 46% of our total sales volumes for the year. The total volume hedged for 2014 represented approximately 62% of our total sales volumes for the year.
From 2015 to 2016, our net equivalent gas production increased 32% from 200,089 MMcfe to 263,430 MMcfe primarily as a result of the continued development of our Utica Shale acreage. From 2014 to 2015, our net equivalent gas production increased 128% from 87,719 MMcfe to 200,089 MMcfe primarily as a result of the development of our Utica Shale acreage. We currently estimate that our 2017 production will be between 381,425 and 401,500 MMcfe. However, our actual production may be different due to changes in our currently anticipated drilling and recompletion activities, changing economic climate, adverse weather conditions or other unforeseen events. See Item 1A. "Risk Factors."
Comparison of the Years Ended December 31, 2016 and December 31, 2015
We reported a net loss of $979.7 million for the year ended December 31, 2016 as compared to a net loss of $1.2 billion for the year ended December 31, 2015. This decrease in period-to-period net loss was due primarily to a $724.9 million decrease of impairment of oil and gas properties, a $91.7 million decrease in depreciation, depletion and amortization expense and a $72.1 million decrease in loss from equity method investments, partially offset by a $323.1 million decrease in oil and gas revenues, a $27.4 million increase in midstream gathering and processing expenses, a $23.8 million loss on debt extinguishment and a $253.1 million decrease in income tax benefit for the year ended December 31, 2016, as compared to the year ended December 31, 2015.
Oil and Gas Revenues. For the year ended December 31, 2016, we reported oil and natural gas revenues of $385.9 million as compared to oil and natural gas revenues of $709.0 million during 2015. This $323.1 million, or 46%, decrease in revenues was primarily attributable to the following:

•
A $378.0 million decrease in natural gas and oil sales due to an unfavorable change in gains and losses from derivative instruments. Of the total change, $407.0 million was due to unfavorable changes in the fair value of our open derivative positions in each period and $29.0 million was due to a favorable change in settlements related to our derivative positions.

•	A $95.4 million increase in gas sales without the impact of derivatives due to a 46% increase in gas sales volumes, partially offset by an 11% decrease in natural gas market prices.

•	A $41.4 million decrease in oil and condensate sales without the impact of derivatives due to a 27% decrease in oil and condensate sales volumes and a 10% decrease in oil and condensate market prices.

•
A $1.0 million increase in natural gas liquids sales without the impact of derivatives due to a 17% increase in natural gas liquids market prices, partially offset by a 13% decrease in natural gas liquids sales volumes.

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes decreased to $68.9 million for the year ended December 31, 2016 from $69.5 million for the year ended December 31, 2015. This decrease was mainly the result of an decrease in expenses related to contract labor and field supervision, field telemetry, facility repairs and maintenance and water disposal, partially offset by increases in water hauling, compression and ad valorem taxes.
Production Taxes. Production taxes decreased to $13.3 million for the year ended December 31, 2016 from $14.7 million for 2015. This decrease was primarily related to changes in our product mix and production location, as well as a decrease in commodity prices.
Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased by $27.4 million to $166.0 million for the year ended December 31, 2016 from $138.6 million for 2015. This increase was primarily the result of midstream expenses related to our increased production volumes in the Utica Shale resulting from our 2016 and 2015 drilling activities.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense decreased to $246.0 million for the year ended December 31, 2016, and consisted of $243.1 million in depletion of oil and natural gas properties and $2.9 million in depreciation of other property and equipment, as compared to total DD&A expense of $337.7 million for 2015. This decrease was due to a decrease in our full cost pool as a result of our 2015 and 2016 ceiling test impairments and an increase in our total proved reserves volume used to calculate our total DD&A expense, partially offset by an increase in our production.
General and Administrative Expenses. Net general and administrative expenses increased to $43.4 million for the year ended December 31, 2016 from $42.0 million for the year ended December 31, 2015. This $1.4 million increase was due to an increase in salaries and benefits resulting from an increased number of employees, increases in fees for tax services, bank service charges, computer support, legal fees and consulting services, partially offset by a decrease in stock compensation expense.
Accretion Expense. Accretion expense increased to $1.1 million for the years ended December 31, 2016 from $0.8 million for the year ended December 31, 2015.
Interest Expense. Interest expense increased to $63.5 million for the year ended December 31, 2016 from $51.2 million for the year ended December 31, 2015 due primarily to the issuance of $350.0 million of 6.625% Senior Notes due 2023 on April 21, 2015 and the issuance of $600.0 million of the 2025 Notes on December 21, 2016, partially offset by our repurchase or redemption of the 2020 Notes in October 2016 with the net proceeds from our issuance of $650.0 million of the 2024 Notes. Total weighted debt outstanding under our revolving credit facility was $0.2 million for the year ended December 31, 2016 as compared to $46.6 million outstanding under such facility for 2015. Additionally, we capitalized approximately $8.7 million and $13.3 million in interest expense to undeveloped oil and natural gas properties during the years ended December 31, 2016 and December 31, 2015, respectively. This decrease in capitalized interest in the 2016 period was the result of changes to our development plan for our oil and natural gas properties.
Income Taxes. As of December 31, 2016, we had a net operating loss carry forward of approximately $463.1 million, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management's opinion, it is more likely than not that some portion will not be realized. At December 31, 2016, a valuation allowance of $645.8 million was established against the net deferred tax asset, with the exception of certain state NOLs and AMT credits that we expect to be able to utilize with net operating loss carrybacks and tax planning in the amount of $4.7 million. We recognized an income tax benefit from continuing operations of $2.9 million for the year ended December 31, 2016.
Comparison of the Years Ended December 31, 2015 and December 31, 2014
We reported a net loss of $1.2 billion for the year ended December 31, 2015 as compared to net income of $246.9 million for the year ended December 31, 2014. This decrease in period-to-period net income was due primarily to to an impairment charge of $1.4 billion, a $17.3 million increase in lease operating expenses, a $74.1 million increase in midstream gathering and processing expenses, a $3.7 million increase in general and administrative expenses, a $245.5 million decrease in income from equity method investments and a $27.2 million increase in interest expense, partially offset by a $38.2 million increase in oil and natural gas revenues, $10.0 million of insurance proceeds and a $409.3 million decrease in income tax expense for the year ended December 31, 2015, as compared to the year ended December 31, 2014. In addition, our 2014 net income included $79.7 million of income recognized from our equity method investment in Diamondback, $84.8 million of income recognized from our equity method investment in Blackhawk and $84.5 million of income recognized from our contribution of investments to Mammoth.
Oil and Gas Revenues. For the year ended December 31, 2015, we reported oil and natural gas revenues of $709.0 million as compared to oil and natural gas revenues of $670.8 million during 2014. This $38.2 million, or 6%, increase in revenues was primarily attributable to the following:

•
A $94.2 million increase in natural gas and oil sales due to favorable change in gains and losses from derivative instruments. Of the total change, $131.7 million was due to a favorable change in settlements related to our derivative positions and $37.5 million was due to unfavorable changes in the fair value of our open derivative positions in each period.

•	A $98.6 million increase in gas sales without the impact of derivatives due to a 163% increase in gas sales volumes, partially offset by a 45% decrease in natural gas market prices.

•
a $118.6 million decrease in oil and condensate sales without the impact of derivatives due to a 53% decrease in oil and condensate market prices, partially offset by an 8% increase in oil and condensate sales volumes.

•
A $36.0 million decrease in natural gas liquids sales without the impact of derivatives due to a 71% decrease in natural gas liquids market prices, partially offset by a 116% increase in natural gas liquids sales volumes.

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
Liquidity and Capital Resources
Overview. Historically, our primary sources of funds have been cash flow from our producing oil and natural gas properties, borrowings under our credit facility and issuances of equity and debt securities. Our ability to access any of these sources of funds can be significantly impacted by decreases in oil and natural gas prices or oil and natural gas production.

Net cash flow provided by operating activities was $337.8 million for the year ended December 31, 2016 as compared to net cash flow provided by operating activities of $322.2 million for 2015. This increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 13% increase in net revenues after giving effect to settled derivative instruments, partially offset by an increase in our operating expenses.
Net cash flow provided by operating activities was $322.2 million for the year ended December 31, 2015, as compared to net cash flow provided by operating activities of $409.9 million for 2014. This decrease was primarily the result of a 54% decrease in net realized Mcfe prices and increases in our operating expenses due to our increased activity in the Utica Shale, partially offset by an increase in cash receipts from our oil and natural gas purchasers due to a 128% increase in our net Mcfe production.
Net cash used in investing activities for the year ended December 31, 2016 was $905.6 million as compared to $1.6 billion for 2015. During the year ended December 31, 2016, we spent $724.9 million in additions to oil and natural gas properties, of which $346.7 million was spent on our 2016 drilling and recompletion programs, $145.3 million was spent on expenses attributable to the wells spud, completed and recompleted during 2015, $4.3 million was spent on facility enhancements, $3.7 million was spent on plugging costs, $154.5 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale, with the remainder attributable mainly to future location development and capitalized general and administrative expenses. In addition, $15.5 million was invested in Grizzly and $11.0 million was invested in Strike Force. We did not make any material investments in our our other equity investments during the year ended December 31, 2016. We also received approximately $45.8 million from the sale of oil and gas properties, primarily the sale of non-producing leasehold acreage in the non-core area of our Utica acreage and spent $185.0 million to fund the escrow deposit for our pending acquisition. During the year ended December 31, 2016, we used cash from operations and proceeds from our 2015 and 2016 equity and debt offerings for our investing activities.
Net cash used in investing activities for the year ended December 31, 2015 was $1.6 billion as compared to $1.1 billion for 2014. During the year ended December 31, 2015, we spent $1.6 billion in additions to oil and natural gas properties, of which $217.6 million was spent on our 2015 drilling and recompletion programs, $512.0 million was spent on expenses attributable to the wells drilled and recompleted during 2014, $705.1 million was spent on the AEU and Paloma acquisitions, $9.9 million was spent on facility enhancements, $3.1 million was spent on plugging costs and $96.2 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale, with the remainder attributable mainly to capitalized general and administrative expenses. In addition, $14.5 million was invested in Grizzly. We did not make an material investments in our other equity investments during the year ended December 31, 2015. During the year ended December 31, 2015, we used cash from operations and proceeds from our 2014 equity and 2015 debt offerings for our investing activities.
Net cash provided by financing activities for the year ended December 31, 2016 was $1.7 billion as compared to net cash provided by financing activities of $1.2 billion for 2015. The 2016 amount provided by financing activities is primarily attributable to the net proceeds of $1.2 billion from our 2016 debt offerings. partially offset by the redemption of our 2020 Notes, and net proceeds of $1.1 billion from our 2016 equity offerings.
Net cash provided by financing activities for the year ended December 31, 2015 was $1.2 billion as compared to $410.2 million for 2014. The 2015 amount provided by financing activities is primarily attributable to the gross proceeds of $350.0 million from our 2015 debt offering and net proceeds of $981.5 million from our 2015 equity offerings.
Credit Facility. We have entered into a senior secured revolving credit facility, as amended, with The Bank of Nova Scotia, as the lead arranger and administrative agent and certain lenders from time to time party thereto. The credit agreement provides for a maximum facility amount of $1.5 billion and matures on December 13, 2021. As of December 31, 2016, we had no balance outstanding under our revolving credit facility and total funds available for borrowing, after giving effect to an aggregate of $209.7 million of letters of credit, were $490.3 million. This facility is secured by substantially all of our assets. Our wholly-owned subsidiaries guarantee our obligations under our revolving credit facility.
Advances under our revolving credit facility may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 1.00% to 2.00%, plus (2) the highest of: (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 2.00% to 3.00%, plus (2) the London interbank offered rate that appears on pages LIBOR01 or LIBOR02 of the Reuters screen that displays such rate for deposits in U.S. dollars, or, if such rate is not available, the rate as administered by ICE Benchmark Administration (or any other person that takes over administration of such rate) per annum equal to the offered rate on such other page or other service that displays an average

London interbank offered rate as administered by ICE Benchmark Administration (or any other person that takes over the administration of such rate) for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars.
Our revolving credit facility contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries' ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in our revolving credit facility. Our revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of net funded debt to EBITDAX (net income, excluding (i) any non-cash revenue or expense associated with swap contracts resulting from ASC 815 and (ii) any cash or non-cash revenue or expense attributable to minority investment plus without duplication and, in the case of expenses, to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) exploration costs deducted in determining net income under successful efforts accounting, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings (provided that expenses related to any unsuccessful dispositions will be limited to $3.0 million in the aggregate) for a twelve-month period may not be greater than 4.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with these financial covenants at December 31, 2016.
Senior Notes. In October 2012, December 2012 and August 2014, we issued an aggregate of $600.0 million in principal amount of our 7.75% senior notes due 2020 which were subsequently exchanged for substantially identical senior notes registered under the Securities Act. These senior notes, which were issued under an indenture among us, our subsidiary guarantors and Wells Fargo Bank, National Association, as the trustee, were treated as a single class of debt securities under the senior note indenture and are referred to collectively as the 2020 Notes. Interest on the 2020 Notes accrued at a rate of 7.75% per annum on the outstanding principal amount payable semi-annually on May 1 and November 1 of each year. The 2020 Notes were senior unsecured obligations and ranked equally in the right of payment with all of our other senior indebtedness and were senior in right of payment to any of our future subordinated indebtedness. We had the option to redeem some or all of the 2020 Notes at any time on or after November 1, 2016, at the redemption prices listed in the senior note indenture. Prior to November 1, 2016, we had the option to redeem the 2020 Notes at a price equal to 100% of the principal amount plus a “make-whole” premium. In addition, prior to November 1, 2015, we had the option to redeem up to 35% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of the 2020 Notes initially issued remained outstanding immediately after such redemption.
On October 6, 2016, we commenced a cash tender offer to purchase any and all of the 2020 Notes, which tender offer expired on October 13, 2016 and settled on October 14, 2016. Holders of the 2020 Notes that were validly tendered and accepted at or prior to the expiration time of the tender offer, or who delivered the 2020 Notes pursuant to the guaranteed delivery procedures, received total cash consideration of $1,042 per $1,000 principal amount of notes, plus any accrued and unpaid interest up to, but not including, the settlement date. An aggregate of $403.5 million in principal amount of the 2020 Notes was validly tendered in the tender offer. The remaining 2020 Notes that were not tendered in the tender offer were redeemed by us. The redemption payment included approximately $196.5 million in aggregate principal amount at a redemption price of 103.875% of the principal amount of the redeemed 2020 Notes, plus accrued and unpaid interest thereon to the redemption date. Upon deposit of the redemption payment with the paying agent on October 14, 2016, the indenture governing the 2020 Notes was fully satisfied and discharged. The cash tender offer for the 2020 Notes and redemption of the remaining 2020 Notes were funded with the net proceeds from the offering of the 2024 Senior Notes (as discussed below) and cash on hand.
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
On October 14, 2016, we issued the 2024 Notes in aggregate principal amount of $650.0 million. The 2024 Notes were issued under an indenture, dated as of October 14, 2016, among us, the subsidiary guarantors party thereto and the senior note indenture, to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. Under this indenture, interest on the 2024 Notes accrues at a rate of 6.000% per annum on the outstanding principal amount thereof from October 14, 2016, payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2017. The 2024 Notes will mature on October 15, 2024. We received approximately $638.9 million in net proceeds from the offering of the 2024 Notes, which was used, together with cash on hand, to purchase the outstanding 2020 Notes in a concurrent cash tender offer, to pay fees and expenses thereof, and to redeem any of the 2020 Notes that remained outstanding after the completion of the tender offer.
On December 21, 2016, we issued $600.0 million in aggregate principal amount of 2025 Notes. The 2025 Notes were issued under an indenture, dated as of December 21, 2016, among us, the subsidiary guarantors party thereto and the senior note indenture, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. Under this indenture, interest on the 2025 Notes accrues at a rate of 6.375% per annum on the outstanding principal amount thereof from December 21, 2016, payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2017. The 2025 Notes will mature on May 15, 2025. We received approximately $590.8 million in net proceeds from the offering of the 2025 Notes, which we intend to use, together with the net proceeds from our December 2016 offering of common stock and cash on hand, to fund the cash portion of the purchase price for the Pending Acquisition with Vitruvian.
All of our existing and future restricted subsidiaries that guarantee our secured revolving credit facility or certain other debt guarantee the 2023 Notes, 2024 Notes, and 2025 Notes, provided, however, that the 2023 Notes, 2024 Notes, and 2025 Notes are not guaranteed by Grizzly Holdings, Inc. and will not be guaranteed by any of our future unrestricted subsidiaries. The guarantees rank equally in the right of payment with all of the senior indebtedness of the subsidiary guarantors and senior in the right of payment to any future subordinated indebtedness of the subsidiary guarantors. The 2023 Notes, 2024 Notes, and 2025 Notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness (including all borrowings and other obligations under our amended and restated credit agreement) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries that do not guarantee the 2023 Notes, 2024 Notes, and 2025 Notes.
If we experience a change of control (as defined in the senior note indentures relating to the 2023 Notes, 2024 Notes, and 2025 Notes), we will be required to make an offer to repurchase the 2023 Notes, 2024 Notes, and 2025 Notes and at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. If we sell certain assets and fail to use the proceeds in a manner specified in our senior note indentures, we will be required to use the remaining proceeds to make an offer to repurchase the 2023 Notes, 2024 Notes, and 2025 Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The senior note indentures relating to the 2023 Notes, 2024 Notes, and 2025 Notes contain certain covenants that, subject to certain exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments, declare or pay dividends or make distributions on capital stock, prepay subordinated indebtedness, sell assets including capital stock of restricted subsidiaries, agree to payment restrictions affecting our restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into transactions with affiliates, incur liens, engage in business other than the oil and gas business and designate certain of our subsidiaries as unrestricted subsidiaries. Under the indenture relating to the 2023 Notes, 2024 Notes and 2025 Notes, certain of these covenants are subject to termination upon the occurrence of certain events, including in the event the 2023 Notes, 2024 Notes, and 2025 Notes are ranked as "investment grade."
In connection with the offerings of the 2024 Notes and the 2025 Notes, we and our subsidiary guarantors entered into registration rights agreements with the representatives of the initial purchasers pursuant to which we agreed to file a registration statement with respect to an offer to exchange the 2024 Notes and the 2025 Notes for new issues of substantially identical debt securities registered under the Securities Act.

Construction Loan. On June 4, 2015, we entered into a construction loan agreement, or the construction loan, with InterBank for the construction of our new corporate headquarters in Oklahoma City. The construction loan allows for maximum principal borrowings of $24.5 million and requires us to fund 30% of the cost of the construction before any funds can be drawn, which occurred in January 2016. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.50% per annum and is payable on the last day of the month through May 31, 2017. Monthly interest and principal payments are due beginning June 30, 2017, with the final payment due June 4, 2025. As of December 31, 2016, the total borrowings under the construction loan were approximately $21.0 million.
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
Of our net reserves at December 31, 2016, 63.0% were categorized as proved undeveloped. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved developed reserves, or both. To realize reserves and increase production, we must continue our exploratory drilling, undertake other replacement activities or use third parties to accomplish those activities.
During 2016, we spud 50 gross (43.5 net) and commenced sales from 54 gross (40.2 net) wells in the Utica Shale for a total cost of approximately $330.1 million. In addition, 35 gross (6.9 net) wells were drilled and 25 gross (6.3 net) wells were turned to sales by other operators on our Utica Shale acreage during 2016 for a total cost to us of approximately $19.3 million. We currently expect to drill 87 to 97 gross (67 to 74 net) horizontal wells and commence sales from 72 to 80 gross (61 to 67 net) wells on our Utica Shale acreage. As of February 10, 2017, we had six operated horizontal rigs drilling in the play. We also anticipate an additional 30 to 34 gross (10 to 11 net) horizontal wells will be drilled, and sales commenced from 42 to 46 gross (nine to 10 net) horizontal wells, on our Utica Shale acreage by other operators. We currently anticipate our 2017 capital expenditures to be $645.0 million to $690.0 million related to our operated and non-operated Utica Shale activities.
During 2017, we currently expect to drill 19 to 21 gross (16 to 18 net) wells and commence sales from 17 to 19 gross (14 to 16 net) wells on the acreage subject to our pending SCOOP acquisition. We also anticipate ten to 12 gross (one to two net) wells will be drilled, and sales commenced from ten to 12 gross (one to two net) wells on this SCOOP acreage by other operators. We currently expect to spend $170.0 million to $190.0 million on these activities for our pending SCOOP acreage during 2017.
In addition, we currently expect to spend an aggregate of $110.0 million to $120.0 million in 2017 for acreage expenses in the Utica Shale and SCOOP.
During 2016, we recompleted 54 existing wells and spud no new wells for a total cost of approximately $11.7 million at our WCBB field. In our Hackberry fields, in 2016, we recompleted 23 existing wells and spud no new wells for a total cost of approximately $4.4 million. We currently expect to spend $30.0 million to $35.0 million in 2017 to drill 12 to 15 gross and net wells and perform recompletion activities in Southern Louisiana.
During 2016, no new wells were spud on our Niobrara Formation acreage. We do not currently anticipate any capital expenditures in the Niobrara Formation in 2017.
During the third quarter of 2006, we purchased a 24.9% interest in Grizzly. As of December 31, 2016, our net investment in Grizzly was approximately $45.2 million. Our capital requirements in 2016 for Grizzly were approximately $15.5 million. Effective October 5, 2012, Grizzly entered into a $125.0 million revolving credit facility, of which Grizzly paid the outstanding balance in full in July 2016. Gulfport paid its share of this amount on June 30, 2016. We do not currently anticipate any material capital expenditures in 2017 related to Grizzly's activities.
We had no material capital expenditures during the during the year ended December 31, 2016 related to our interests in Thailand. We do not currently anticipate any capital expenditures in Thailand in 2017.
In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. See Item 1. "Business–Our Equity Investments" and Note 4 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments. During the years ended December 31, 2016 and 2015, we did not make any additional investments in these entities, and we do not currently anticipate any capital expenditures related to these entities in 2017. We are currently evaluating strategic alternatives with respect to some of these oil field service entities. In the fourth quarter of 2014, we contributed our investments in Stingray Pressure, Stingray Logistics, Bison and Muskie to Mammoth, in exchange for a 30.5% limited partner interest in this newly formed limited partnership. On October 19, 2016, Mammoth Energy completed its IPO of 7,750,000 shares of its common stock at a public offering price of $15.00 per share, of which 7,500,000 shares were sold by Mammoth Energy and 250,000 shares were sold by certain selling stockholders, including 76,250 shares sold by us for which we received net proceeds of $1.1 million. Prior to the completion of the IPO, we were issued 9,150,000 shares of Mammoth Energy common stock in return for the contribution of our 30.5% interest in Mammoth. Following the IPO, we owned an approximate 24.2% interest in Mammoth Energy.
In February 2016, we, through Midstream Holdings, entered into an agreement with Rice to develop natural gas gathering assets in eastern Belmont County and Monroe County, Ohio, which we refer to as the dedicated areas. We own a 25% interest in the newly formed entity Strike Force, and Rice acts as operator and owns the remaining 75% interest in Strike Force. Construction of the gathering assets, which is underway, is providing gathering services for an increasing number of Gulfport operated wells and connectivity of existing dry gas gathering systems and interchangeability of natural gas across our firm portfolio. The first phase of the project has been completed: a lateral that connects two existing dry gas gathering systems on which we currently flow the majority of our dry gas volumes. First flow commenced through this lateral on February 1, 2016. In connection with the agreement, we contributed certain assets, including an approximately 11 mile-long, 12-inch diameter gathering line. During the year ended December 31, 2016, we also paid $11.0 million in cash calls related to Strike Force. We currently anticipate that we will also make $50.0 million to $60.0 million in cash contributions to Strike Force in 2017.
During 2015 and 2016, we continued to focus on operational efficiencies in an effort to reduce our overall well costs and deliver better results in a more economical manner, particularly in light of the continued downturn in commodity prices. We have successfully leveraged the lower commodity price environment to gain access to higher-quality equipment and superior services for reduced costs, which has contributed to increased productivity. We have also renegotiated the contracts for our horizontal drilling rigs and locked in approximately 85% of our currently anticipated drilling and completion costs for 2017. This has allowed us to secure a base level of activity for 2017, hedge against expected increases in service costs and ensure access to quality equipment and experienced crews, all of which we expect to contribute to further efficiency gains. With regard to our leasehold position, we continue to upgrade our acreage within our portfolio and focus our efforts on consolidating our premium, core position in the wet gas and dry gas windows of the Utica Shale. During the third quarter of 2016, we sold a non-core exploratory acreage position in the Utica Shale in West Virginia and re-invested the net proceeds from that sale in the dry gas window of the Utica Shale in Ohio. As a result of the continued decline in commodity prices in early 2016, our initial 2016 development plan contemplated running three rigs beginning in January 2016 and reducing activity levels throughout the year for an average of 2.5 rigs on our operated Utica Shale acreage during 2016, as compared to an average of 3.7 rigs in 2015. However, in response to the strengthening of natural gas prices later in 2016, we contracted three additional rigs, for a total of six rigs, that were phased in between September and December 2016.
Our total capital expenditures for 2017 are currently estimated to be in the range of $845.0 million to $915.0 million for drilling and completion expenditures. In addition, we currently expect to spend $110.0 million to $120.0 million in 2017 for acreage expenses, primarily lease extensions, in the Utica Shale and $50.0 million to $60.0 million to fund our investment in Strike Force. Approximately 75% of our 2017 estimated capital expenditures are currently expected to be spent in the Utica Shale. The 2017 range of capital expenditures is higher than the $549.5 million spent in 2016, primarily due to the increase in current commodity prices.
We continually monitor market conditions and are prepared to adjust our drilling program if commodity prices dictate. Currently, we believe that our cash flow from operations, cash on hand and borrowings under our loan agreements will be sufficient to meet our normal recurring operating needs and capital requirements for the next twelve months, including the operations related to our pending acquisition. We believe that our strong liquidity position, hedge portfolio and conservative balance sheet position us well to react quickly to changing commodity prices and accelerate our activity within the Utica Basin from the current six rigs, or to scale back our activity, as the market conditions warrant. Notwithstanding the foregoing, in the event commodity prices decline from current levels, our capital or other costs increase, our equity investments require additional contributions and/or we pursue additional equity method investments or acquisitions, we may be required to obtain additional funds which we would seek to do through traditional borrowings, offerings of debt or equity securities or other means, including the sale of assets. We regularly evaluate new acquisition opportunities. Needed capital may not be available to us on acceptable terms or at all. Further, if we are unable to obtain funds when needed or on acceptable terms, we may be required to delay or curtail implementation of our business plan or not be able to complete acquisitions that may be favorable to us. If the current low commodity price environment worsens, our revenues, cash flows, results of operations, liquidity and reserves may be materially and adversely affected.

Commodity Price Risk
The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. During the past seven years, the posted price for West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate or WTI, has ranged from a low of $26.05 per barrel, or Bbl, in February 2016 to a high of $113.39 per Bbl in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.61 per MMBtu in March 2016 to a high of $7.51 per MMBtu in January 2010. During 2016, WTI prices ranged from $26.21 to $54.51 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.61 to $3.99 per MMBtu. If the prices of oil and natural gas continue at current levels or decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.
See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" for information regarding our open fixed price swaps at December 31, 2016.
Commitments
In connection with our acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller's (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we can access the trust for use in plugging and abandonment charges associated with the property. As of December 31, 2016, the plugging and abandonment trust totaled approximately $3.1 million. At December 31, 2016, we have plugged 513 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.
Contractual and Commercial Obligations
The following table sets forth our contractual and commercial obligations at December 31, 2016:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
6.625% senior unsecured notes due 2023 (1)	$500,719	$23,188	$46,375	$46,375	384,781
6.000% senior unsecured notes due 2024 (2)	962,210	37,637	78,000	78,000	768,573
6.375% senior unsecured notes due 2024 (3)	921,423	33,006	76,500	76,500	735,417
Asset retirement obligations	34,276	195	599	760	32,722
Employment agreements	350	350	—	—	—
Building loan (4)	15,467	276	1,108	1,361	12,722
Firm transportation contracts	3,820,181	176,800	474,201	474,201	2,694,979
Purchase obligations (5)	91,770	52,440	39,330	—	—
Operating leases	637	583	54	—	—
Total	$6,347,033	$324,475	$716,167	$677,197	$4,629,194
_____________________

(1)	Includes estimated interest of $23.2 million due in less than one year; $46.4 million due in 1-3 years; $46.4 million due in 3-5 years and $34.8 million due thereafter.

(2) Includes estimated interest of $37.6 million due in less than one year; $78.0 million due in 1-3 years; $78.0 million due in 3-5 years and $118.6 million due thereafter.
(3) Includes estimated interest of $33.0 million due in less than one year; $76.5 million due in 1-3 years; $76.5 million due in 3-5 years and $135.4 million due thereafter.

(4)	Does not include estimated interest of $543,000 due in less than one year; $1.7 million due in 1-3 years: $1.4 million due in 3-5 years and $1.9 million due thereafter.

(5)	The purchasing obligations reported above represent our minimum financial commitment pursuant to the terms of these contracts.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2016.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which we expect to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years, using either a full or a modified retrospective application approach. In July 2015, the FASB decided to defer the effective date by one year (until 2018). We are evaluating the impact of this ASU on our consolidated financial statements and, based on the continuing evaluation of our revenue streams, this ASU is not expected to have a material impact on our net income. We are still in the process of determining whether or not we will use the retrospective method or the modified retrospective approach to implementation.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for periods after December 15, 2016, with early adoption permitted. We adopted this guidance in the fourth quarter of 2016 with no impact to our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU provides additional guidance to reporting entities in evaluating whether certain legal entities, such as limited partnerships, limited liability corporation and securitization structure, should be consolidated. The ASU is considered to be an improvement on current accounting requirements as it reduces the number of existing consolidation models. The ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective or modified retrospective approach, with early adoption permitted. We adopted this ASU on January 1, 2016. As a result, certain of our equity investments were determined to be variable interest entities; however, we were not required to consolidate these investments.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance is effective for periods after December 15, 2015. We adopted this guidance on a retrospective basis in the fourth quarter of 2015 and have debt issuance costs offsetting long-term debt at December 31, 2016 and December 31, 2015 as shown in Note 6.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The guidance eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Measurement period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if the prior-period information had been revised. The guidance is effective for periods after December 15, 2015. We adopted this guidance in the first quarter of 2016 and there was no impact to our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 705). Current guidance requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for periods after December 15, 2016, with early adoption permitted. We adopted this guidance in the fourth quarter of 2016 on a prospective basis; therefore, prior periods were not retrospectively adjusted.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance requires the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liability for those leases currently classified as operating leases. The accounting for lessors is largely unchanged. The guidance is effective for periods after December 15, 2018, with early adoption permitted. We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures; however, based on our current operating leases, it is not expected to have a material impact.
In March 2016, the FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The guidance was issued to clarify that change in the counterparty to a derivative instrument that had been designated as the hedging instrument under Topic 815, does not require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective for periods after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact on our consolidated financial statements. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements as all current derivative instruments are not designated for hedge accounting.
In March 2016, the FASB issued ASU No. 2016-07, Equity Method and Joint Ventures. This guidance simplified current requirements by eliminating the need to retrospectively apply the equity method of accounting upon obtaining significant influence over an investment that it previously accounted for under the cost basis or at fair value. This guidance is effective for periods after December 15, 2016, with early adoption permitted. We adopted this guidance in fourth quarter of 2016 and there was no impact to our consolidated financial statements as all current investments are accounted for under the equity method of accounting.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this ASU eliminates the probable initial recognition threshold in current GAAP and instead, requires an entity to reflect its current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposure, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. We are currently evaluating the impact this standard will have on our financial statements and related disclosures and do not anticipate it to have a material affect.
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

In October 2016, the FASB issued ASU No. 2016-17, Consolidation: Interests Held through Related Parties That Are under Common Control. This guidance provides an amendment to the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. We have adopted this ASU and there was no current impact to our consolidated financial statements.
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This guidance updates narrow aspects of the guidance issued in Update 2014-09. This amendment is effective for periods after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this ASU on our consolidated financial statements.

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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During the past seven years, the posted price for West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate or WTI, has ranged from a low of $26.05 per barrel, or Bbl, in February 2016 to a high of $113.39 per Bbl in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.61 per MMBtu in March 2016 to a high of $7.51 per MMBtu in January 2010. During 2016, WTI prices ranged from $26.05 to $54.51 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.61 to $3.99 per MMBtu. If the prices of oil and natural gas continue at current levels or decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swap positions as of December 31, 2016.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
2017	NYMEX Henry Hub	531,171	$3.17
2018	NYMEX Henry Hub	296,438	$3.10
2019	NYMEX Henry Hub	4,932	$3.37

	Location	Daily Volume (Bbls/day)	Weighted Average Price
2017	ARGUS LLS	1,748	$51.97
2017	NYMEX WTI	3,353	$54.98
2018	NYMEX WTI	899	$55.31

	Location	Daily Volume (Bbls/day)	Weighted Average Price
2017	Mont Belvieu C3	1,630	$25.70
2017	Mont Belvieu C5	250	$49.14
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

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
2017	NYMEX Henry Hub	60,068	$3.12
2018	NYMEX Henry Hub	4,932	$2.91
For a portion of the combined natural gas derivative instruments containing fixed price swaps and sold call options, the counterparty has an option to extend the terms an additional twelve months for the period January 2018 through December 2018. These options expire in December 2017. If executed, we would have additional fixed price swaps for 30,000 MMBtu per day with the option to double at a weighted average price of $3.36 and additional short call options for 30,000 MMBtu per day with the option to double at a weighted average ceiling price of $3.36.
In addition, we have entered into natural gas basis swap positions, which settle on the pricing index to basis differential of Tetco M2 to the NYMEX Henry Hub natural gas price. As of December 31, 2016, we had the following natural gas basis swap positions for Tetco M2.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
2017	Tetco M2	12,329	$(0.59)
In January and February 2017, we entered into fixed price swaps for 2017 for approximately 23,000 MMBtu of natural gas per day at a weighted average price of $3.44 per MMbtu and for approximately 1,000 Bbls of C3 propane per day at a weighted average price of $28.56 per Bbl. For 2018, we entered into fixed price swaps for approximately 87,000 MMBtu of natural gas per day at a weighted average price of $3.19 per MMBtu. Our fixed price swap contracts are tied to the commodity prices on NYMEX for natural gas and Mont Belvieu for propane. We will receive the fixed priced amount stated in the contract and pay to its counterparty the current market price as listed on NYMEX for natural gas or Mont Belvieu for propane.
In addition, we entered into natural gas basis swap positions, which settle on the pricing index to basis differential of NPGL MC to the NYMEX Henry Hub natural gas price. In January and February 2017, we entered into natural gas basis swap positions for 2017 for approximately 38,000 MMBtu of natural gas per day at a weighted average differential of $0.26 per MMBtu. For 2018, we entered into natural gas basis swap positions for approximately 12,000 MMBtu of natural gas per day at a weighted average differential of $0.26 per MMBtu.
Under our 2017 contracts, we have hedged approximately 60% to 63% of our expected 2017 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. At December 31, 2016, we had a net liability derivative position of $136.8 million as compared to a net asset derivative position of $186.5 million as of December 31, 2015, related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $119.3 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $119.3 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Our revolving credit facility is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. At December 31, 2016, we had no variable interest rate borrowings outstanding; therefore, an increase in interest rates would not have impacted our interest expense. As of December 31, 2016, we did not have any interest rate swaps to hedge our interest risks.

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
As of December 31, 2016, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures are effective.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2016.
Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements for the year ended December 31, 2016 included with this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2016, as stated in their accompanying report.

/s/ Michael G. Moore		/s/ Keri Crowell
Name:	Michael G. Moore	Name:	Keri Crowell
Title:	Chief Executive Officer and President	Title:	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Gulfport Energy Corporation:
We have audited the internal control over financial reporting of Gulfport Energy Corporation and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016 and our report dated February 14, 2017 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Oklahoma City, Oklahoma
February 14, 2017

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
Reference is also made to the Financial Statements of Diamondback Energy, Inc. (“Diamondback”) that have been included on pages F-1 to F-54 in Diamondback’s Annual Report on Form 10-K (File No. 001-35700) filed with the SEC on February 19, 2015, as such Annual Report on Form 10-K may be amended from time to time, which Financial Statements are incorporated herein by reference.

(2)	Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable or the required disclosure is presented in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description

2.1##
Purchase and Sale Agreement, dated as of December 13, 2016, by and among Gulfport Energy Corporation, SCOOP Acquisition Company, LLC and Vitruvian II Woodford, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 15, 2016).

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

4.3
Indenture, dated as of October 14, 2016, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of Gulfport Energy Corporation’s 6.000% Senior Notes due 2024) (incorporated by reference to Exhibit 4.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 19, 2016).

4.4
Registration Rights Agreement, dated as of October 14, 2016, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC and Scotia Capital (USA) Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 19, 2016).

4.5
Indenture, dated as of December 21, 2016, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of Gulfport Energy Corporation’s 6.375% Senior Notes due 2025) (incorporated by reference to Exhibit 4.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 21, 2016).

4.6
Registration Rights Agreement, dated as of December 21, 2016, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 21, 2016).

4.7
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

10.11
Third Amendment to Amended and Restated Credit Agreement, dated as of April 10, 2015, among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 15, 2015).

10.12
Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 29, 2015, among the Company, as borrower, the Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on August 7, 2015).

10.13
Fifth Amendment to Amended and Restated Credit Agreement, dated as of September 18, 2015, among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on September 24, 2015).

10.14
Sixth Amendment, dated February 19, 2016, to Amended and Restated Credit Agreement, dated as of September 18, 2015, among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on May 5, 2016).

10.15
Seventh Amendment to Amended and Restated Credit Agreement, dated as of December 13, 2016, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 15, 2016).

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

10.19#
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

10.21+
Separation and Release Agreement by and between Gulfport Energy Corporation and Ross Kirtley entered into November 2, 2016 (incorporated by reference to Exhibit 10.1 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 3, 2016).

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

##
The schedules (or similar attachments) referenced in this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule (or similar attachment) will be furnished supplementally to the Securities and Exchange Commission.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 14, 2017

GULFPORT ENERGY CORPORATION

By:	/s/ KERI CROWELL
Keri Crowell Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 14, 2017	By:	/s/ MICHAEL G. MOORE
Michael G. Moore Chief Executive Officer and President, Director (Principal Executive Officer)

Date:	February 14, 2017	By:	/s/ DAVID L. HOUSTON
David L. Houston Chairman of the Board and Director

Date:	February 14, 2017	By:	/s/ KERI CROWELL
Keri Crowell Chief Financial Officer (Principal Accounting and Financial Officer)

Date:	February 14, 2017	By:	/s/ CRAIG GROESCHEL
Craig Groeschel Director

Date:	February 14, 2017	By:	/s/ C. DOUG JOHNSON
C. Doug Johnson Director

Date:	February 14, 2017	By:	/s/ BEN T. MORRIS
Ben T. Morris Director

Date:	February 14, 2017	By:	/s/ SCOTT E. STRELLER
Scott E. Streller Director

S-1

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Gulfport Energy Corporation:
We have audited the accompanying consolidated balance sheets of Gulfport Energy Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gulfport Energy Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance in 2016 related to the presentation of deferred income taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2017 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Oklahoma City, Oklahoma
February 14, 2017

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$1,275,875	$112,974
Restricted cash	185,000	—
Accounts receivable—oil and gas	136,761	71,872
Accounts receivable—related parties	16	16
Prepaid expenses and other current assets	7,639	3,905
Derivative instruments	3,488	142,794
Total current assets	1,608,779	331,561
Property and equipment:
Oil and natural gas properties, full-cost accounting, $1,580,305 and $1,817,701 excluded from amortization in 2016 and 2015, respectively	6,071,920	5,424,342
Other property and equipment	68,986	33,171
Accumulated depletion, depreciation, amortization and impairment	(3,789,780)	(2,829,110)
Property and equipment, net	2,351,126	2,628,403
Other assets:
Equity investments	243,920	242,393
Derivative instruments	5,696	51,088
Deferred tax asset	4,692	74,925
Other assets	8,932	6,364
Total other assets	263,240	374,770
Total assets	$4,223,145	$3,334,734
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$265,124	$265,128
Asset retirement obligation	195	75
Derivative instruments	119,219	437
Deferred tax liability	—	50,697
Current maturities of long-term debt	276	179
Total current liabilities	384,814	316,516
Long-term derivative instrument	26,759	6,935
Asset retirement obligation	34,081	26,362
Long-term debt, net of current maturities	1,593,599	946,084
Total liabilities	2,039,253	1,295,897
Commitments and contingencies (Notes 15 and 16)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 authorized, 158,829,816 issued and outstanding in 2016 and 108,322,250 in 2015	1,588	1,082
Paid-in capital	3,946,442	2,824,303
Accumulated other comprehensive loss	(53,058)	(55,177)
Retained deficit	(1,711,080)	(731,371)
Total stockholders’ equity	2,183,892	2,038,837
Total liabilities and stockholders’ equity	$4,223,145	$3,334,734
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands, except share data)
Revenues:
Gas sales	$420,128	$324,733	$226,126
Oil and condensate sales	81,173	122,615	241,210
Natural gas liquid sales	59,115	58,129	94,127
Net (loss) gain on gas, oil, and NGL derivatives	(174,506)	203,513	109,299
	385,910	708,990	670,762
Costs and expenses:
Lease operating expenses	68,877	69,475	52,191
Production taxes	13,276	14,740	24,006
Midstream gathering and processing	165,972	138,590	64,467
Depreciation, depletion and amortization	245,974	337,694	265,431
Impairment of oil and gas properties	715,495	1,440,418	—
General and administrative	43,409	41,967	38,290
Accretion expense	1,057	820	761
Gain on sale of assets	—	—	(11)
	1,254,060	2,043,704	445,135
(LOSS) INCOME FROM OPERATIONS	(868,150)	(1,334,714)	225,627
OTHER (INCOME) EXPENSE:
Interest expense	63,530	51,221	23,986
Interest income	(1,230)	(643)	(195)
Litigation settlement	—	—	25,500
Insurance proceeds	(5,718)	(10,015)	—
Loss on debt extinguishment	23,776	—	—
Gain on contribution of investments	—	—	(84,470)
Loss (income) from equity method investments	33,985	106,093	(139,434)
Other expense (income)	129	(485)	(504)
	114,472	146,171	(175,117)
(LOSS) INCOME BEFORE INCOME TAXES	(982,622)	(1,480,885)	400,744
INCOME TAX (BENEFIT) EXPENSE	(2,913)	(256,001)	153,341
NET (LOSS) INCOME	$(979,709)	$(1,224,884)	$247,403
NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(7.97)	$(12.27)	$2.90
Diluted	$(7.97)	$(12.27)	$2.88
Weighted average common shares outstanding—Basic	122,952,866	99,792,401	85,445,963
Weighted average common shares outstanding—Diluted	122,952,866	99,792,401	85,813,182

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net (loss) income	$(979,709)	$(1,224,884)	$247,403
Foreign currency translation adjustment (1)	2,119	(28,502)	(16,894)
Other comprehensive income (loss)	2,119	(28,502)	(16,894)
Comprehensive (loss) income	$(977,590)	$(1,253,386)	$230,509

(1) Net of $1.3 million in taxes for the year ended December 31, 2016. No taxes were recorded for the years ended December 31, 2015 and 2014.

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2014	85,177,532	$851	$1,813,058	$(9,781)	$246,110	$2,050,238
Net income	—	—	—	—	247,403	247,403
Other Comprehensive Loss	—	—	—	(16,894)	—	(16,894)
Stock Compensation	—	—	14,860	—	—	14,860
Issuance of Restricted Stock	272,665	3	(3)	—	—	—
Issuance of Common Stock through exercise of options	205,241	2	687	—	—	689
Balance at December 31, 2014	85,655,438	856	1,828,602	(26,675)	493,513	2,296,296
Net loss	—	—	—	—	(1,224,884)	(1,224,884)
Other Comprehensive Loss	—	—	—	(28,502)	—	(28,502)
Stock Compensation	—	—	14,359	—	—	14,359
Issuance of Common Stock in public offerings, net of related expenses	22,425,000	224	981,299	—	—	981,523
Issuance of Restricted Stock	236,812	2	(2)	—	—	—
Issuance of Common Stock through exercise of options	5,000	—	45	—	—	45
Balance at December 31, 2015	108,322,250	1,082	2,824,303	(55,177)	(731,371)	2,038,837
Net loss	—	—	—	—	(979,709)	(979,709)
Other Comprehensive Income	—	—	—	2,119	—	2,119
Stock Compensation	—	—	12,251	—	—	12,251
Issuance of Common Stock in public offerings, net of related expenses	50,255,000	503	1,109,891	—	—	1,110,394
Issuance of Restricted Stock	252,566	3	(3)	—	—	—
Balance at December 31, 2016	158,829,816	$1,588	$3,946,442	$(53,058)	$(1,711,080)	$2,183,892
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(979,709)	$(1,224,884)	$247,403
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discount—Asset Retirement Obligation	1,057	820	761
Depletion, depreciation and amortization	245,974	337,694	265,431
Impairment of oil and gas properties	715,495	1,440,418	—
Stock-based compensation expense	7,351	8,616	8,916
Loss (gain) from equity investments	34,397	113,120	(54,171)
Gain on debt extinguishment	(1,108)	—	—
Gain on contribution of investments	—	—	(84,470)
Interest income - note receivable	—	—	(46)
Loss (gain) on derivative instruments	323,303	(83,671)	(121,148)
Deferred income tax expense (benefit)	18,188	(254,493)	122,917
Amortization of loan commitment fees	3,660	3,219	1,685
Amortization of note discount and premium	(1,716)	(2,165)	(533)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(64,889)	31,986	(45,034)
Decrease in accounts receivable—related party	—	30	2,571
Increase in prepaid expenses	(3,734)	(191)	(1,133)
Increase (decrease) in accounts payable and accrued liabilities and other	43,763	(47,199)	73,925
Settlement of asset retirement obligation	(4,189)	(1,121)	(7,201)
Net cash provided by operating activities	337,843	322,179	409,873
Cash flows from investing activities:
Deductions to cash held in escrow	8	8	8
Additions to other property and equipment	(33,152)	(13,572)	(7,030)
Additions to oil and gas properties	(724,925)	(1,579,129)	(1,329,277)
Proceeds from sale of oil and gas properties	45,812	27,998	4,404
Repayments on note receivable to related party	—	—	875
Proceeds from sale of investments	—	—	258,362
Contributions to equity method investments	(26,472)	(14,472)	(63,999)
Distributions from equity method investments	18,147	4,914	—
Funding of restricted cash	(185,000)	—	—
Net cash used in investing activities	(905,582)	(1,574,253)	(1,136,657)
Cash flows from financing activities:
Principal payments on borrowings	(87,685)	(350,172)	(115,690)
Borrowings on line of credit	86,000	250,000	215,000
Proceeds from bond issuance	1,250,000	350,000	318,000
Repayment of bonds	(624,561)	—	—
Borrowings on term loan	21,049	—	—
Debt issuance costs and loan commitment fees	(24,718)	(8,688)	(7,831)
Proceeds from issuance of common stock, net of offering costs and exercise of stock options	1,110,555	981,568	689
Net cash provided by financing activities	1,730,640	1,222,708	410,168
Net increase (decrease) in cash and cash equivalents	1,162,901	(29,366)	(316,616)
Cash and cash equivalents at beginning of period	112,974	142,340	458,956
Cash and cash equivalents at end of period	$1,275,875	$112,974	$142,340
Supplemental disclosure of cash flow information:
Interest payments	$68,966	$59,736	$28,646
Income tax (receipts) payments	$(19,770)	$16,156	$23,800
Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$4,900	$5,743	$5,944
Asset retirement obligation capitalized	$10,971	$8,800	$9,295
Interest capitalized	$9,148	$13,580	$9,687
Foreign currency translation gain (loss) on equity method investments	$3,468	$(28,502)	$(16,894)
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

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
Principles of Consolidation
The consolidated financial statements include the Company and its wholly owned subsidiaries, Grizzly Holdings Inc., Jaguar Resources LLC, Gator Marine, Inc., Gator Marine Ivanhoe, Inc., Westhawk Minerals LLC, Puma Resources, Inc., Gulfport Buckeye LLC, Gulfport Midstream Holdings, LLC, and SCOOP Acquisition Company, LLC. All intercompany balances and transactions are eliminated in consolidation.
Accounts Receivable
The Company’s accounts receivable—oil and gas primarily are from companies in the oil and gas industry. The majority of its receivables are from three purchasers of the Company’s oil and gas and receivables from joint interest owners on properties the Company operates. Credit is extended based on evaluation of a customer’s payment history and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, amounts which may be obtained by an offset against production proceeds due the customer and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No allowance was deemed necessary at December 31, 2016 and December 31, 2015.
Oil and Gas Properties
The Company uses the full cost method of accounting for oil and gas operations. Accordingly, all costs, including nonproductive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and gas properties, are capitalized. Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for 2016, 2015 and 2014, adjusted for any contract provisions or financial derivatives, if any, that hedge the Company’s oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can result in a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. As a result of the decline in commodity prices, the Company recognized a ceiling test impairment of $715.5 million for the year ended

December 31, 2016. If prices of oil, natural gas and natural gas liquids continue to decline, the Company may be required to further write down the value of its oil and natural gas properties, which could negatively affect its results of operations.
Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting barrels to gas at the ratio of one barrel of oil to six Mcf of gas. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and gas reserves. Oil and gas properties not subject to amortization consist of the cost of unproved leaseholds and totaled approximately $1.6 billion and $1.8 billion at December 31, 2016 and December 31, 2015, respectively. These costs are reviewed quarterly by management for impairment. If impairment has occurred, the portion of cost in excess of the current value is transferred to the cost of oil and gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by Gulfport and other operators, the terms of oil and gas leases not held by production, and available funds for exploration and development.
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
Foreign Currency
The U.S. dollar is the functional currency for Gulfport’s consolidated operations. However, the Company has an equity investment in a Canadian entity whose functional currency is the Canadian dollar. The assets and liabilities of the Canadian investment are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates. Canadian income and expenses are translated at average rates for the periods presented and equity contributions are translated at the current exchange rate in effect at the date of the contribution. In addition, the Company has an equity investment in a U.S. company that has a subsidiary that is a Canadian entity whose functional currency is the Canadian dollar. Translation adjustments have no effect on net income and are included in accumulated other comprehensive income in stockholders’ equity. The following table presents the balances of the Company’s cumulative translation adjustments included in accumulated other comprehensive loss, exclusive of taxes.

(In thousands)
December 31, 2013	$(9,781)
December 31, 2014	$(26,675)
December 31, 2015	$(55,175)
December 31, 2016	$(51,709)
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
The Company is subject to U.S. federal income tax as well as income tax of multiple jurisdictions. The Company’s 1998 – 2015 U.S. federal and state income tax returns remain open to examination by tax authorities, due to net operating losses. As of December 31, 2016, the Company has no unrecognized tax benefits that would have a material impact on the effective rate. The Company recognizes interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. For the year ended December 31, 2016, there is no interest or penalties associated with uncertain tax positions in the Company’s consolidated financial statements.
Revenue Recognition
Natural gas revenues are recorded in the month produced and delivered to the purchaser using the entitlement method, whereby any production volumes received in excess of the Company’s ownership percentage in the property are recorded as a liability. If less than Gulfport’s entitlement is received, the underproduction is recorded as a receivable. At December 31, 2016 and 2015, the Company had no gas imbalance liability. Oil revenues are recognized when ownership transfers, which occurs in the month produced.
Investments—Equity Method
Investments in entities in which the Company owns an equity interest greater than 20% and less than 50% and/or investments in which it has significant influence are accounted for under the equity method. Under the equity method, the Company’s share of investees’ earnings or loss is recognized in the statement of operations. In accordance FASB ASC 825, "Financial Instruments," the Company elected the fair value option of accounting for its equity method investment in the common stock of Diamondback Energy Inc. ("Diamondback"). At the end of each reporting period, the quoted closing market price of Diamondback's common stock was multiplied by the total shares owned by the Company and the resulting gain or loss was recognized in loss (income) from equity method investments in the consolidated statements of operations. As of December 31, 2016 and 2015, the Company did not own any shares of Diamondback's common stock.
The Company reviews its investments annually to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, the Company recognizes an impairment provision. The Company recognized impairment charges of $23.1 million and $101.6 million related to its investment in Grizzly Oil Sands ULC for the years ended December 31, 2016 and December 31, 2015, respectively. At December 31, 2014, the Company recognized an impairment of $12.1 million related to its investment in Tatex Thailand III, LLC. See Note 4 for further discussion of these impairments.
Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of FASB ASC 718, “Compensation—Stock Compensation” (“FASB ASC 718”). FASB ASC 718 requires share-based payments to employees, including grants of restricted stock, to be recognized as equity or liabilities at the fair value on the date of grant and to be expensed over the applicable vesting period. The vesting periods for restricted shares range between two to five years with either quarterly or annual vesting installments.
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
Reclassification
Certain reclassifications have been made to prior period financial statements and related disclosures to conform to current period presentation.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years, using either a full or a modified retrospective application approach. In July 2015, the FASB decided to defer the effective date by one year (until 2018). The Company is evaluating the impact of this ASU on its consolidated financial statements, and based on the continuing evaluation of its revenue streams, this ASU is not expected to have a material impact on its net income. The Company is still in the process of determining whether or not it will use the retrospective method or the modified retrospective approach to implementation.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for periods after December 15, 2016, with early adoption permitted. The Company adopted this guidance in the fourth quarter of 2016 with no impact to its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU provides additional guidance to reporting entities in evaluating whether certain legal entities, such as limited partnerships, limited liability corporation and securitization structure, should be consolidated. The ASU is considered to be an improvement on current accounting requirements as it reduces the number of existing consolidation models. The ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective or modified retrospective approach, with early adoption permitted. The Company adopted this ASU on January 1, 2016. As a result, certain of the Company's equity investments were determined to be variable interest entities; however, the Company was not required to consolidate these investments.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance is effective for periods after December 15, 2015. The Company adopted this guidance on a retrospective basis in the fourth quarter of 2015 and has debt issuance costs offsetting long-term debt at December 31, 2016 and December 31, 2015 as shown in Note 6.

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
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 705). Current guidance requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for periods after December 15, 2016, with early adoption permitted. The Company adopted this guidance in the fourth quarter of 2016 on a prospective basis; therefore, prior periods were not retrospectively adjusted.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance requires the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liability for those leases currently classified as operating leases. The accounting for lessors is largely unchanged. The guidance is effective for periods after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures; however, based on the Company's current operating leases, it is not expected to have a material impact.
In March 2016, the FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The guidance was issued to clarify that change in the counterparty to a derivative instrument that had been designated as the hedging instrument under Topic 815, does not require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective for periods after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact on its consolidated financial statements. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements as all current derivative instruments are not designated for hedge accounting.
In March 2016, the FASB issued ASU No. 2016-07, Equity Method and Joint Ventures. This guidance simplified current requirements by eliminating the need to retrospectively apply the equity method of accounting upon obtaining significant influence over an investment that it previously accounted for under the cost basis or at fair value. This guidance is effective for periods after December 15, 2016, with early adoption permitted. The Company adopted this guidance in the fourth quarter of 2016 and there was no impact to its consolidated financial statements as all current investments are accounted for under the equity method of accounting.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this ASU eliminates the probable initial recognition threshold in current GAAP and instead, requires an entity to reflect its current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposure, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures and does not anticipate it to have a material affect.
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
In October 2016, the FASB issued ASU No. 2016-17, Consolidation: Interests Held through Related Parties That Are under Common Control. This guidance provides an amendment to the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The Company has adopted this ASU and there was no current impact on its consolidated financial statements.
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This guidance updates narrow aspects of the guidance issued in Update 2014-09. This amendment is effective for periods after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its consolidated financial statements.

2.	ACQUISITIONS
In April 2015, the Company entered into an agreement to acquire Paloma Partners III, LLC, which is now know as Gulfport Buckeye LLC ("Buckeye"), for a total purchase price of approximately $301.9 million, subject to certain adjustments. Buckeye holds approximately 24,000 net nonproducing acres in the Utica Shale of Ohio. In accordance with the agreement, the Company deposited $75.0 million into an escrow account. At the closing of the transaction the deposit was credited toward the purchase price. This transaction closed on August 31, 2015 for a purchase price of approximately $302.3 million, net of purchase price adjustments. At closing, approximately $30.1 million of the purchase price was placed in escrow as security to the Company for potential indemnification claims that may occur as a result of the sale.
On June 9, 2015, the Company completed the acquisition of 6,198 gross and net acres located in Belmont and Jefferson Counties, Ohio from American Energy-Utica, LLC ("AEU") for a purchase price of approximately $68.2 million, subject to adjustment. On June 12, 2015, the Company completed the acquisition of 38,965 gross (27,228 net) acres located in Monroe County, Ohio, 14.6 MMcf per day of average net production (estimated for April 2015), 18 gross (11.3 net) drilled but uncompleted wells, an 11 mile gas gathering system and a four well pad location from AEU for a total purchase price of approximately $319.0 million (the "Monroe Acquisition"). On June 29, 2015, the Company acquired an additional 4,950 gross (1,900 net) acres in Monroe County for an additional $18.2 million from AEU. The total purchase price of these transactions (collectively referred to as the "AEU Acquisition"), was approximately $405.4 million ($405.0 million net of purchase price adjustments). At closing, approximately $67.1 million of the purchase price was placed in escrow pending completion of title review after the closing. In December 2015, approximately $2.4 million of the escrow was released and returned to the Company as a result of final title review.
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
The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
	(In thousands)
Oil and natural gas properties	$6,071,920	$5,424,342
Office furniture and fixtures	21,204	12,589
Building	42,530	16,915
Land	5,252	3,667
Total property and equipment	6,140,906	5,457,513
Accumulated depletion, depreciation, amortization and impairment	(3,789,780)	(2,829,110)
Property and equipment, net	$2,351,126	$2,628,403
At December 31, 2016 and 2015, the net book value of the Company's oil and natural gas properties was above the calculated ceiling as a result of the reduced commodity prices during the years ended December 31, 2016 and 2015, respectively. As a result, the Company recorded an impairment of its oil and natural gas properties under the full cost method of accounting in the amount of $715.5 million and $1.4 billion for the years ended December 31, 2016 and 2015, respectively. No impairment of oil and natural gas properties was required under the ceiling test for the year ended December 31, 2014.
Included in oil and natural gas properties at December 31, 2016 and 2015 is the cumulative capitalization of $129.9 million and $100.6 million, respectively, in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $29.3 million, $27.9 million and $25.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following is a summary of Gulfport’s oil and gas properties not subject to amortization as of December 31, 2016:

	Costs Incurred in
	2016	2015	2014	Prior to 2014	Total
	(In thousands)
Acquisition costs	$147,382	$515,905	$314,077	$571,924	$1,549,288
Exploration costs	—	—	—	—	—
Development costs	18,853	5,067	3,248	1,533	28,701
Capitalized interest	3,632	(876)	(2,504)	2,064	2,316
Total oil and gas properties not subject to amortization	$169,867	$520,096	$314,821	$575,521	$1,580,305

The following table summarizes the Company’s non-producing properties excluded from amortization by area as of December 31, 2016:

December 31, 2016
(In thousands)
Utica	$1,577,207
Niobrara	2,172
Southern Louisiana	462
Bakken	96
Other	368
$1,580,305
As of December 31, 2015, approximately $1.8 billion of non-producing leasehold costs was not subject to amortization.
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
A reconciliation of the Company's asset retirement obligation for the years ended December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015
	(In thousands)
Asset retirement obligation, beginning of period	$26,437	$17,938
Liabilities incurred	10,971	8,800
Liabilities settled	(4,189)	(1,121)
Accretion expense	1,057	820
Asset retirement obligation as of end of period	34,276	26,437
Less current portion	195	75
Asset retirement obligation, long-term	$34,081	$26,362

4.	EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of December 31, 2016 and 2015:

		Carrying Value		Loss (income) from equity method investments
	Approximate Ownership %	December 31,		For the Year Ended December 31,
		2016	2015	2016	2015	2014
		(In thousands)
Investment in Tatex Thailand II, LLC	23.5%	$—	$—	$(412)	$189	$(475)
Investment in Tatex Thailand III, LLC	17.9%	—	—	—	—	12,408
Investment in Grizzly Oil Sands ULC	24.9999%	45,213	50,645	25,150	115,544	13,159
Investment in Bison Drilling and Field Services LLC	—%	—	—	—	—	213
Investment in Muskie Proppant LLC	—%	—	—	—	—	371
Investment in Timber Wolf Terminals LLC	50.0%	991	999	8	14	9
Investment in Windsor Midstream LLC	22.5%	25,749	27,955	(13,618)	(18,398)	(477)
Investment in Stingray Pressure Pumping LLC	—%	—	—	—	—	2,027
Investment in Stingray Cementing LLC	50.0%	1,920	2,487	263	147	344
Investment in Blackhawk Midstream LLC	48.5%	—	—	—	(7,216)	(84,787)
Investment in Stingray Logistics LLC	—%	—	—	—	—	(464)
Investment in Diamondback Energy, Inc.	—%	—	—	—	—	(79,654)
Investment in Stingray Energy Services LLC	50.0%	4,215	5,908	1,044	557	(88)
Investment in Sturgeon Acquisitions LLC	25.0%	20,526	22,769	993	(1,229)	(1,819)
Investment in Mammoth Energy Services, Inc.	24.2%	111,717	131,630	20,646	16,485	(201)
Investment in Strike Force Midstream LLC	25.0%	33,589	—	(89)	—	—
		$243,920	$242,393	$33,985	$106,093	$(139,434)
The tables below summarize financial information for the Company's equity investments, as of December 31, 2016 and 2015.
Summarized balance sheet information:

	December 31,
	2016	2015
	(In thousands)
Current assets	$148,733	$105,537
Noncurrent assets	$1,305,407	$1,293,925
Current liabilities	$57,173	$56,559
Noncurrent liabilities	$67,680	$155,995
Summarized results of operations:

	December 31,
	2016	2015	2014
	(In thousands)
Gross revenue	$287,733	$430,729	$390,620
Net loss (income)	$65,070	$(16,761)	$140,796
Gross revenue and net loss presented above for 2014 include approximately one month of activity for Mammoth Energy Partners LP ("Mammoth") and approximately eleven months of activity for Stingray Pressure Pumping LLC ("Stingray

Pressure"), Stingray Logistics LLC ("Stingray Logistics"), Muskie Proppant LLC ("Muskie") and Bison Drilling and Field Services LLC ("Bison"), which were contributed to Mammoth in November 2014. In October 2016, Mammoth converted into a limited liability company and the Company contributed its interest in that entity to Mammoth Energy Services, Inc. ("Mammoth Energy") in connection with Mammoth Energy's initial public offering. See further discussion of these contributions below.
Tatex Thailand II, LLC
The Company has an indirect ownership interest in Tatex Thailand II, LLC (“Tatex”). Tatex holds an 8.5% interest in APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 180,000 acres which includes the Phu Horm Field.
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
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings Inc. ("Grizzly Holdings"), owns an interest in Grizzly Oil Sands ULC ("Grizzly"), a Canadian unlimited liability company. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc. ("Oil Sands"). As of December 31, 2016, Grizzly had approximately 830,000 acres under lease in the Athabasca and Peace River oil sands regions of Alberta, Canada. Initiation of steam injection at its first project, Algar Lake Phase 1, commenced in January 2014 and first bitumen production was achieved during the second quarter of 2014. In April 2015, Grizzly determined to cease bitumen production at its Algar Lake facility due to the level of commodity prices. Grizzly continues to monitor market conditions as it assesses future plans for the facility. The Company reviewed its investment in Grizzly as of September 30, 2015 and December 31, 2015, and again at March 31, 2016 for impairment based on FASB ASC 323 due to certain qualitative factors and as such, engaged an independent third party to assist management in determining fair value calculations of its investment. As a result of the calculated fair values and other qualitative factors, the Company concluded that an other than temporary impairment was required under FASB ASC 323, resulting in an aggregate impairment loss of $101.6 million for the year ended December 31, 2015 and $23.1 million for the year ended December 31, 2016, which is included in loss (income) from equity method investments in the consolidated statements of operations. As of and during the period ended December 31, 2016, commodity prices had increased as compared to the quarter ended March 31, 2016, and there were no impairment indicators that required further evaluation for impairment. If commodity prices decline in the future however, further impairment of the investment in Grizzly may be necessary. During the years ended December 31, 2016 and 2015, Gulfport paid $15.5 million and $14.5 million, respectively, in cash calls. Grizzly’s functional currency is the Canadian dollar. The Company's investment in Grizzly was increased by $4.2 million as a result of a foreign currency translation gain and decreased by $28.5 million and $16.9 million as a result of a foreign currency translation loss for the years ended December 31, 2016, 2015, and 2014, respectively.
Effective October 5, 2012, Grizzly entered into a $125.0 million revolving credit facility, of which Grizzly paid the outstanding balance in full in July 2016. Gulfport paid its share of this amount on June 30, 2016.
Bison Drilling and Field Services LLC
During 2011, the Company invested in Bison. Bison owns and operates drilling rigs. During the year ended December 31, 2014, the Company paid $17.0 million in cash calls.
The Company contributed its investment in Bison to Mammoth during the fourth quarter of 2014. See below under "Mammoth Energy Partners LP/Mammoth Energy Services, Inc." for information regarding this contribution.
Muskie Proppant LLC

During 2011, the Company invested in Muskie. Muskie processes and sells sand for use in hydraulic fracturing by the oil and natural gas industry and holds certain rights in a lease covering land in Wisconsin for mining oil and natural gas fracture grade sand. During the year ended December 31, 2014, the Company paid $1.0 million in cash calls to Muskie. The loss (income) from equity method investments presented in the table above reflects any intercompany profit eliminations.
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
The Company contributed its investment in Muskie to Mammoth during the fourth quarter of 2014. See below under "Mammoth Energy Partners LP/Mammoth Energy Services, Inc." for information regarding this contribution.
Timber Wolf Terminals LLC
During 2012, the Company invested in Timber Wolf Terminals LLC (“Timber Wolf”). Timber Wolf will operate a crude/condensate terminal and a sand transloading facility in Ohio. During the years ended December 31, 2016 and 2015, the Company paid no cash calls to Timber Wolf.
Windsor Midstream LLC
During 2012, the Company purchased an ownership interest in Windsor Midstream LLC (“Midstream”). Midstream owned a 28.4% interest in Coronado Midstream LLC ("Coronado"), a gas processing plant in West Texas. In March 2015, Coronado was sold to Enlink Midstream Partners, LP ("Enlink") for proceeds of approximately $600.0 million, consisting of cash and units representing a limited partnership interest in Enlink. Midstream recorded an $81.6 million gain on the sale of its investment in Coronado. During the years ended December 31, 2016 and 2015, the Company received $15.8 million and $3.9 million, respectively, in distributions from Midstream.
Stingray Pressure Pumping LLC
During 2012, the Company invested in Stingray Pressure. Stingray Pressure provides well completion services. During the year ended December 31, 2014, the Company paid $2.5 million in cash calls. The loss (income) from equity method investments presented in the table above reflects any intercompany profit eliminations.
The Company contributed its investment in Stingray Pressure to Mammoth during the fourth quarter of 2014. See below under "Mammoth Energy Partners LP/Mammoth Energy Services, Inc." for information regarding this contribution.
Stingray Cementing LLC
During 2012, the Company invested in Stingray Cementing LLC ("Stingray Cementing"). Stingray Cementing provides well cementing services. During the years ended December 31, 2016 and 2015, the Company did not pay any cash calls related to Stingray Cementing. The loss (income) from equity method investments presented in the table above reflects any intercompany profit eliminations.
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
Stingray Logistics LLC
During 2012, the Company invested in Stingray Logistics. Stingray Logistics provides well services.

The Company contributed its investment in Stingray Logistics to Mammoth during the fourth quarter of 2014. See below under "Mammoth Energy Partners LP/Mammoth Energy Services, Inc." for information regarding this contribution.
Diamondback Energy, Inc.
On May 7, 2012, the Company entered into a contribution agreement with Diamondback. Under the terms of the contribution agreement, the Company agreed to contribute to Diamondback, prior to the closing of the Diamondback initial public offering ("Diamondback IPO"), all its oil and natural gas interests in the Permian Basis (the "Contribution"). The Contribution was completed on October 11, 2012. Following the closing of the Diamondback IPO, the Company owned 7,914,036 shares of Diamondback's outstanding common stock for an initial investment in Diamondback valued at $138.5 million. In 2013, the Company sold an aggregate of 4,534,536 shares of its Diamondback common stock and received aggregate net proceeds of approximately $192.7 million. In June and September of 2014, the Company sold an aggregate of 2,437,500 shares of its Diamondback common stock and received aggregate net proceeds of approximately $197.6 million. On November 12, 2014, the Company sold its remaining 942,000 shares of Diamondback common stock for net proceeds of approximately $60.8 million, and therefore, did not own any shares of Diamondback common stock as of December 31, 2016 or 2015.
The Company accounted for its interest in Diamondback as an equity method investment and had elected the fair value option of accounting for this investment. While the Company's ownership interest in Diamondback was below 20% prior to the Company's sale of its remaining Diamondback common stock in November 2014, the Company had appointed a member of Diamondback's Board. The individual appointed by the Company continues to serve on Diamondback's board and the Company had influence through this board seat. The Company recognized a gain of approximately $79.7 million on its investment in Diamondback for year ended December 31, 2014, which is included as loss (income) from equity method investments in the consolidated statements of operations.
The Company has determined that for the 2014 period presented in its consolidated financial statements, Diamondback met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X, for which the Company is required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to its Annual Report on Form 10-K. During 2015 and 2016, the Company did not own any shares of Diamondback common stock and, as such, Rule 3-09 of Regulation S-X is not applicable and the 2015 and 2016 consolidated financial statements of Diamondback are not attached.
Stingray Energy Services LLC
During 2013, the Company invested in Stingray Energy Services LLC ("Stingray Energy"). Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. During the years ended December 31, 2016 and 2015, the Company did not pay any cash calls to Stingray Energy. The loss (income) from equity method investments presented in the table above reflects any intercompany profit eliminations.
Sturgeon Acquisitions LLC
During the third quarter of 2014, the Company invested $20.7 million and received an ownership interest of 25% in Sturgeon Acquisitions LLC ("Sturgeon"). Sturgeon owns and operates sand mines that produce hydraulic fracturing grade sand. During the years ended December 31, 2016 and 2015, the Company received approximately $1.3 million and $1.0 million, respectively, in distributions from Sturgeon.
Mammoth Energy Partners LP/Mammoth Energy Services, Inc.
In the fourth quarter of 2014, the Company contributed its investments in four entities to Mammoth for a 30.5% interest in this entity. Mammoth originally intended to pursue its initial public offering in 2014 or 2015; however, due to low commodity prices, the offering was postponed. In October 2016, Mammoth converted from a limited partnership into a limited liability company named Mammoth Energy Partners LLC ("Mammoth LLC") and the Company and the other members of Mammoth LLC contributed their interests in Mammoth LLC to Mammoth Energy Services, Inc. ("Mammoth Energy"). The Company received 9,150,000 shares of Mammoth Energy common stock in return for its contribution. Following the contribution, Mammoth Energy completed its initial public offering (the "IPO") of 7,750,000 shares of its common stock at a public offering price of $15.00 per share, of which 7,500,000 shares were sold by Mammoth Energy and 250,000 shares were sold by certain selling stockholders, including 76,250 shares sold by the Company for which it received net proceeds of $1.1 million. At December 31, 2016, the Company owned an approximate 24.2% interest in Mammoth Energy. To reflect the dilution of the Company's shares of Mammoth Energy stock after the IPO, the Company recognized a gain of $3.4 million, which is included in loss (income) from equity method investments in the accompanying consolidated statements of operations. The Company's investment in Mammoth Energy was decreased by a $0.8 million foreign currency loss resulting from Mammoth Energy's foreign subsidiary for the year ended December 31, 2016. The loss (income) from equity method investments presented in the table above reflects any intercompany profit eliminations.
The Company accounted for the 2014 contribution to Mammoth as a sale of financial assets under FASB ASC 860. The Company estimated the fair market value of its investment in Mammoth as of the contribution date using an average of the market approach and the income approach, based on a independently prepared valuation of the contributed assets. The fair market value was reduced by a discount factor for lack of marketability due to the Company's minority interest, resulting in a fair value of $143.5 million for the Company's 30.5% interest. The fair value of the assets and liabilities acquired was estimated using assumptions that represent Level 3 inputs. See "Note 13 - Fair Value Measurements" for additional discussion of the measurement inputs. The Company recognized a gain of $84.5 million from its contribution of assets to Mammoth, which is included in gain on contribution of investments in the accompanying consolidated statements of operations.
The Company reviewed its investment in Mammoth Energy at December 31, 2016 and determined no impairment was needed. If commodity prices decline, an impairment of the investment in Mammoth Energy may result in the future.
Strike Force Midstream LLC
In February 2016, the Company, through its wholly owned subsidiary Gulfport Midstream Holdings, LLC ("Midstream Holdings"), entered into an agreement with Rice Midstream Holdings LLC ("Rice"), a subsidiary of Rice Energy Inc., to develop natural gas gathering assets in eastern Belmont County and Monroe County, Ohio (the "dedicated areas"). The Company contributed certain gathering assets for a 25% interest in the newly formed entity called Strike Force Midstream LLC ("Strike Force"). Rice acts as operator and owns the remaining 75% interest in Strike Force. Construction of the gathering assets, which is underway, is expected to provide gathering services for Gulfport operated wells and connectivity of existing dry gas gathering systems. During the year ended December 31, 2016, Gulfport paid $11.0 million in cash calls to Strike Force.
The Company accounted for its contribution to Strike Force at fair value under applicable codification guidance. The Company estimated the fair market value of its investment in Strike Force as of the contribution date using the discounted cash flow method under the income approach, based on an independently prepared valuation of the contributed assets. The fair market value was reduced by a discount factor for the lack of marketability due to the Company's minority interest, resulting in a fair value of $22.5 million for the Company's 25% interest. The fair value of the assets contributed was estimated using assumptions that represent Level 3 inputs. See Note 13 - Fair Value Measurements for additional discussion of the measurement inputs. The Company has elected to report its proportionate share of Strike Force's earnings on a one-quarter lag as permitted under FASB ASC 323. The loss (income) from equity method investments presented in the table above reflects any intercompany profit eliminations.

5.	VARIABLE INTEREST ENTITIES
As of December 31, 2016, the Company held variable interests in the following variable interest entities ("VIEs"), but was not the primary beneficiary: Stingray Energy, Stingray Cementing, Sturgeon, Midstream and Timber Wolf. These entities have governing provisions that are the functional equivalent of a limited partnership and are considered VIEs because the limited partners or non-managing members lack substantive kick-out or participating rights which causes the equity owners, as a group, to lack a controlling financial interest. The Company is a limited partner or non-managing member in each of these VIEs and is not the primary beneficiary because it does not have a controlling financial interest. The general partner or managing member has power to direct the activities that most significantly impact the VIEs’ economic performance. The Company also held a variable interest in Strike Force due to the fact that it does not have sufficient equity capital at risk. The Company is not the primary beneficiary of this entity. Prior to Mammoth's IPO, Mammoth was considered a variable interest entity. As a result of the IPO, Mammoth was incorporated and the Company determined that Mammoth is no longer a variable interest entity.
The Company accounts for its investment in these VIEs following the equity method of accounting. The carrying amounts of the Company’s equity investments are classified as other non-current assets on the accompanying consolidated balance sheets. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is based on the Company’s capital contributions and the economic performance of the VIEs, and is equal to the carrying value of the Company’s investments which is the maximum loss the Company could be required to record in the consolidated statements of operations. See Note 4 for further discussion of these entities, including the carrying amounts of each investment.

6.	LONG-TERM DEBT
Long-term debt consisted of the following items as of December 31:

	2016	2015
	(In thousands)
Revolving credit agreement (1)	$—	$—
Building loans (2)	—	1,653
7.75% senior unsecured notes due 2020 (3)	—	600,000
6.625% senior unsecured notes due 2023 (4)	350,000	350,000
6.000% senior unsecured notes due 2024 (5)	650,000	—
6.375% senior unsecured notes due 2025 (6)	600,000	—
Net unamortized original issue premium (discount) (7)	—	12,493
Net unamortized debt issuance costs (8)	(27,174)	(17,883)
Construction loan (9)	21,049	—
Less: current maturities of long term debt	(276)	(179)
Debt reflected as long term	$1,593,599	$946,084
Maturities of long-term debt (excluding premiums, discounts and unamortized debt issuance costs) as of December 31, 2016 are as follows:

(In thousands)
2017	$276
2018	522
2019	586
2020	649
2021	712
Thereafter	1,618,304
Total	$1,621,049
(1) The Company has entered into a senior secured revolving credit facility as amended, with the Bank of Nova Scotia, as the lead arranger and administrative agent and certain lenders from time to time party thereto. The credit agreement provides for a maximum facility amount of $1.5 billion and matures on June 6, 2018. On February 19, 2016, the Company further amended its revolving credit facility to, among other things, (a) increase the basket for unsecured debt issuances to $1.4 billion from $1.2 billion (of which $950 million was then outstanding), (b) reaffirm the Company's borrowing base of $700.0 million, and (c) increase the percentage of projected oil and gas production that may be hedged by the Company during 2016. On December 13, 2016, the Company further amended its revolving credit facility to, among other things, (a) reset the maturity date to December 31, 2021, (b) adjust lenders, (c) increase the basket for unsecured debt issuances to $1.6 billion, (d) increase the interest rates by 50 basis points, (e) increase the mortgage requirement to 85% (from 80%), and (f) add deposit account control agreement language.
As of December 31, 2016, the Company did not have any outstanding borrowing under the Amended and Restated Credit Agreement. At December 31, 2016, the total availability for future borrowings under Amended and Restated Credit Agreement, after giving effect to an aggregate of $209.7 million of letters of credit, was $490.3 million. The Company's wholly-owned subsidiaries have guaranteed the obligations of the Company under the Amended and Restated Credit Agreement.
Advances under the Amended and Restated Credit Agreement may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 1.00% to 2.00%, plus (2) the highest of: (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 2.00% to 3.00%, plus (2) the London interbank offered rate that appears on pages LIBOR01 or LIBOR02 of the Reuters screen that displays such rate for deposits in U.S. dollars, or, if such rate is not available, the rate as administered by ICE Benchmark Administration (or any other person that takes over administration of such rate) per annum equal to the offered rate on such other page or service that displays on average London interbank offered rate as determined by ICE Benchmark Administration (or any other person that takes over administration of such rate) for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars.
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
The Company was in compliance with all covenants at December 31, 2016.
(2) In March 2011, the Company entered into a new building loan agreement for the office building it occupies in Oklahoma City, Oklahoma. The new loan agreement refinanced the $2.4 million outstanding under the previous building loan agreement. The new agreement matured in February 2016 and bore interest at the rate of 5.82% per annum. The new building loan required monthly interest and principal payments of approximately $22,000 and was collateralized by the Oklahoma City office building and associated land. Subsequently, the loan was refinanced with a new interest rate of 4.00% per annum. The building loan matured in December 2018 and required monthly interest and principal payments of approximately $20,000. The Company paid the balance of the loan in full in February 2016.

(3) On October 17, 2012, the Company issued $250.0 million in aggregate principal amount of Senior Notes due 2020 (the "October Notes") under an indenture among the Company, its subsidiary guarantors and Wells Fargo Bank, National Association, as the trustee, (the "senior note indenture"). On December 21, 2012, the Company issued an additional $50.0 million in aggregate principal amount of 7.75% Senior Notes due 2020 (the "December Notes") as additional securities under the senior note indenture. On August 18, 2014, the Company issued an additional $300.0 million in aggregate principal amount of 7.75% Senior Notes due 2020 (the "August Notes"). The August Notes were issued as additional securities under the senior note indenture. The October Notes, December Notes and the August Notes are collectively referred to as the "2020 Notes."
On October 6, 2016, the Company commenced a cash tender offer to purchase any and all of its 2020 Notes, which tender offer expired on October 13, 2016 and settled on October 14, 2016. Holders of the 2020 Notes that were validly tendered and accepted at or prior to the expiration time of the tender offer, or who delivered the 2020 Notes pursuant to the guaranteed delivery procedures, received total cash consideration of $1,042 per $1,000 principal amount of notes, plus any accrued and unpaid interest up to, but not including, the settlement date. An aggregate of $403.5 million in principal amount of the 2020 Notes was validly tendered in the tender offer. The remaining 2020 Notes that were not tendered in the tender offer were redeemed by the Company. The redemption payment included approximately $196.5 million in aggregate principal amount at a redemption price of 103.875% of the principal amount of the redeemed 2020 Notes, plus accrued and unpaid interest thereon to the redemption date. Upon deposit of the redemption payment with the paying agent on October 14, 2016, the indenture governing the 2020 Notes was fully satisfied and discharged. The cash tender offer for the 2020 Notes and redemption of the remaining 2020 Notes were funded with the net proceeds from the offering of the 6.000% Senior Notes due 2024 (the “2024 Notes”) as discussed below and cash on hand.
(4) On April 21, 2015, the Company issued $350.0 million in aggregate principal amount of 6.625% Senior Notes due 2023 (the "2023 Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act (the "2023 Notes Offering"). The Company received net proceeds of approximately $343.6 million after initial purchaser discounts and commissions and estimated offering expenses.
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
(5) On October 14, 2016, the Company issued the 2024 Notes in aggregate principal amount of $650.0 million. The 2024 Notes were issued under an indenture, dated as of October 14, 2016, among the Company, the subsidiary guarantors party thereto and the senior note indenture trustee (the "2024 Indenture"), to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act (the “2024 Notes Offering”). Under the 2024 Indenture, interest on the 2024 Notes accrues at a rate of 6.000% per annum on the outstanding principal amount thereof from October 14, 2016, payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2017. The 2024 Notes will mature on October 15, 2024. The Company received approximately $638.9 million in net proceeds from the offering of the 2024 Notes, which was used, together with cash on hand, to purchase the outstanding 2020 Notes in a concurrent cash tender offer, to pay fees and expenses thereof, and to redeem any of the 2020 Notes that remained outstanding after the completion of the tender offer.
(6) On December 21, 2016, the Company issued $600.0 million in aggregate principal amount of 6.375% Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes were issued under an indenture, dated as of December 21, 2016, among the Company, the subsidiary guarantors party thereto and the senior note indenture trustee (the "2025 Indenture"), to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. Under the 2025 Indenture, interest on the 2025 Notes accrues at a rate of 6.375% per annum on the outstanding principal amount thereof from December 21, 2016, payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2017. The 2025 Notes will mature on May 15, 2025. The Company received approximately $590.8 million in net proceeds from the offering of the 2025 Notes, which the Company intends to use, together with the net proceeds from the Company's December 2016 common stock offering and cash on hand, to fund the cash portion of the purchase price for the pending acquisition of certain assets from Vitruvian II Woodford, LLC ("Vitruvian"). See Note 15 for more details on the pending Vitruvian Acquisition.
(7) The October Notes were issued at a price of 98.534% resulting in a gross discount of $3.7 million and an effective rate of 8.000%. The December Notes were issued at a price of 101.000% resulting in a gross premium of $0.5 million and an effective rate of 7.531%. The August Notes were issued at a price of 106.000% resulting in a gross premium of $18.0 million and an effective rate of 6.561%. The 2023 Notes, 2024 Notes, and 2025 Notes were issued at par. The premium and discount was amortized using the effective interest method until the bonds were redeemed, at which point the remaining premium and discount of $10.8 million was written off and is included in loss on debt extinguishment on the consolidated statements of operations.
(8) In accordance with ASU 2015-03, loan issuance cost related to the Notes have been presented as a reduction to the Notes. At December 31, 2016, total unamortized debt issuance costs were $6.0 million for the 2023 Notes, $10.9 million for the 2024 Notes, and $10.1 million for the 2025 Notes. In addition, loan commitment fee costs for the construction loan agreement described immediately below were $0.1 million at December 31, 2016.
(9) On June 4, 2015, the Company entered into a construction loan agreement (the "Construction Loan") with InterBank for the construction of a new corporate headquarters in Oklahoma City. The Construction Loan allows for maximum principal borrowings of $24.5 million and requires the Company to fund 30% of the cost of the construction before any funds can be drawn, which occurred in January 2016. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.50% per annum and is payable on the last day of the month through May 31, 2017. Monthly interest and principal payments are due beginning June 30, 2017, with the final payment due June 4, 2025. At December 31, 2016, the total borrowings under the Construction loan were approximately $21.0 million.
Interest Expense
The following schedule shows the components of interest expense for the year ended December 31:

	2016	2015	2014
	(In thousands)
Cash paid for interest	$68,966	$59,736	$28,646
Change in accrued interest	1,768	4,011	3,875
Capitalized interest	(9,148)	(13,580)	(9,687)
Amortization of loan costs	3,660	3,219	1,685
Amortization of note discount and premium	(1,716)	(2,165)	(533)
Total interest expense	$63,530	$51,221	$23,986
The Company capitalized approximately $8.7 million and $13.3 million in interest expense to undeveloped oil and natural gas properties during the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016 and 2015, the Company also capitalized approximately $0.4 million and $0.3 million in interest expense related to building construction, respectively.

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
On April 20, 2006, the Company amended and restated the 2005 Plan to (i) include (a) incentive stock options, (b) nonstatutory stock options, (c) restricted awards (restricted stock and restricted stock units), (d) performance awards and (e) stock appreciation rights and (ii) increase the maximum aggregate amount of common stock that may be issued under the

2005 Plan from 1,904,606 shares to 3,000,000 shares, including the 627,337 shares underlying options granted to employees under the Plan prior to adoption of the 2005 Plan. As of December 31, 2016, the Company had granted 997,269 options for the purchase of shares of the Company’s common stock and 1,143,217 shares of restricted stock under the 2005 Plan. No additional securities will be issued under the Plan other than upon exercise of options that are outstanding.
On April 19, 2013, the Company amended and restated the 2005 Plan with the 2013 Restated Stock Incentive Plan ("2013 Plan"). The 2013 Plan increased the numbers of shares that may be awarded from 3,000,000 to 7,500,000 shares, including the 627,337 shares underlying options granted to employees under the Plan. The shares of stock issued once the options are exercised will be from authorized but unissued common stock. As of December 31, 2016, the Company had granted 1,062,207 shares of restricted stock under the 2013 Plan.
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
On December 21, 2016, the Company issued an aggregate 33,350,000 shares of its common stock in an underwritten public offering (which included 4,350,000 shares subject to an option to purchase additional shares exercised by the underwriters). The net proceeds from this equity offering were approximately $698.8 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from this offering, together with the net proceeds from the offering of the 2025 Notes and cash on hand, to fund the cash portion of the purchase price for the pending Vitruvian Acquisition (see Note 15) and intends to use the remaining funds for general corporate purposes, including the funding of a portion of its capital development plans.

8.	STOCK-BASED COMPENSATION
During the years ended December 31, 2016, 2015 and 2014 the Company’s stock-based compensation cost was $12.3 million, $14.4 million and $14.9 million, respectively, of which the Company capitalized $4.9 million, $5.7 million and $5.9 million, respectively, relating to its exploration and development efforts.
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
No stock options were issued during the years ended December 31, 2016, 2015 and 2014.
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
A summary of the status of stock options and related activity for the years ended December 31, 2016, 2015 and 2014 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2014	210,241	$3.50	1.07	$12,538
Granted	—	—
Exercised	(205,241)	3.36		12,822
Forfeited/expired	—	—
Options outstanding at December 31, 2014	5,000	9.07	0.69	$163
Granted	—	—
Exercised	(5,000)	9.07		124
Forfeited/expired	—	—
Options outstanding at December 31, 2015	—	—	—	$—
Granted	—	—
Exercised	—	—		—
Forfeited/expired	—	—
Options outstanding at December 31, 2016	—	$—	—	$—
Options exercisable at December 31, 2016	—	$—	—	$—
The following table summarizes restricted stock activity for the twelve months ended December 31, 2016, 2015 and 2014:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2014	463,637	$44.80
Granted	246,409	65.07
Vested	(272,665)	45.76
Forfeited	(50,136)	53.72
Unvested shares as of December 31, 2014	387,245	$55.87
Granted	352,605	$35.99
Vested	(236,812)	52.39
Forfeited	(18,799)	45.21
Unvested shares as of December 31, 2015	484,239	$43.51
Granted	451,241	$27.78
Vested	(252,566)	43.94
Forfeited	(69,858)	33.43
Unvested shares as of December 31, 2016	613,056	$32.90
Unrecognized compensation expense as of December 31, 2016 related to outstanding stock options and restricted shares was $14.3 million. The expense is expected to be recognized over a weighted average period of 1.60 years.

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
At December 31, 2016, the carrying value of the outstanding debt represented by the Notes was $1.6 billion including the unamortized debt issuance cost of approximately $6.0 million related to the 2023 Notes, approximately $10.9 million related to the 2024 Notes, and approximately $10.1 million related to the 2025 Notes. Based on the quoted market price, the fair value of the Notes was determined to be approximately $1.6 billion at December 31, 2016.

10.	INCOME TAXES
The income tax provision consists of the following:

	2016	2015	2014
	(In thousands)
Current:
State	$(1,330)	$(1,069)	$14,384
Federal	(19,770)	(439)	16,039
Deferred:
State	(386)	(14,218)	4,314
Federal	18,573	(240,275)	118,604
Total income tax (benefit) expense provision	$(2,913)	$(256,001)	$153,341
A reconciliation of the statutory federal income tax amount to the recorded expense follows:

	2016	2015	2014
	(In thousands)
(Loss) income before federal income taxes	$(982,622)	$(1,480,885)	$400,744
Expected income tax at statutory rate	(343,918)	(518,310)	140,259
State income taxes	(5,883)	(15,908)	11,570
Other differences	4,293	(420)	1,512
Intraperiod tax allocation	(1,349)	—	—
Changes in valuation allowance	343,944	278,637	—
Income tax (benefit) expense recorded	$(2,913)	$(256,001)	$153,341

The tax effects of temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities at December 31, 2016, 2015 and 2014 are estimated as follows:

	2016	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$162,073	$46,209	$1,091
Oil and gas property basis difference	386,302	292,838	—
Investment in pass through entities	27,469	14,034	—
FASB ASC 718 compensation expense	2,084	1,922	1,562
Business energy investment tax credit	369	—	—
AMT credit	3,842	23,629	24,053
Charitable contributions carryover	303	146	150
Unrealized loss on hedging activities	48,317	—	—
Foreign tax credit carryforwards	2,074	2,074	2,074
Accrued liabilities	397	—	1,260
ARO liability	12,107	9,415	—
State net operating loss carryover	5,351	4,344	2,627
Total deferred tax assets	650,688	394,611	32,817
Valuation allowance for deferred tax assets	(645,841)	(303,246)	(13,522)
Deferred tax assets, net of valuation allowance	4,847	91,365	19,295
Deferred tax liabilities:
Oil and gas property basis difference	—	—	183,767
Investment in pass through entities	—	—	27,938
Non-oil and gas property basis difference	155	715	849
Unrealized gain on hedging activities	—	66,422	37,006
Total deferred tax liabilities	155	67,137	249,560
Net deferred tax asset (liability)	$4,692	$24,228	$(230,265)
The Company has an available federal tax net operating loss carryforward estimated at approximately $463.1 million as of December 31, 2016. This carryforward will begin to expire in the year 2036. Based upon the December 31, 2016 net deferred tax asset position and a significant loss in 2016, management believes that there is sufficient negative evidence to place a valuation allowance on the net deferred tax asset that may not be utilized based upon a more likely than not basis. The Company also has state net operating loss carryovers of $111.9 million that will begin to expire in 2016, alternative minimum tax credits of $3.8 million with no expiration date and federal foreign tax credit carryovers of $2.1 million which begin to expire in 2017. The Company believes that it can utilize an Oklahoma state NOL as well as a portion of the AMT credit through carrybacks and a refundable election. Therefore, the Company has recorded a total valuation allowance of $645.8 million related to the remaining net deferred tax asset.
In 2014, the Company's sale of its remaining shares of Diamondback common stock, as well as its share of the proceeds from Blackhawk's sale of its interest in Ohio Gas Gathering Company, LLC and Ohio Condensate Company, LLC, generated $203.3 million and $83.7 million of taxable gain, respectively, resulting in a deferred tax expense of $79.4 million and $32.3 million, respectively. The Company's current federal tax benefit in 2016 and 2015 is primarily attributable to the Company recording a full cost ceiling impairment of $715.5 million and $1.4 billion against the oil and gas assets, while the federal tax expense in 2014 is a result of operations plus the sale of Diamondback common shares and the sale of assets by Blackhawk.
No amounts for state and federal income taxes payable were owed at December 31, 2016 and 2015.

11.	EARNINGS PER SHARE
Reconciliations of the components of basic and diluted net income per common share are presented in the tables below:

	For the Year Ended December 31,
	2016			2015			2014
	Loss	Shares	Per Share	Loss	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net (loss) income	$(979,709)	122,952,866	$(7.97)	$(1,224,884)	99,792,401	$(12.27)	$247,403	85,445,963	$2.90
Effect of dilutive securities:
Stock options and awards	—	—		—	—		—	367,219
Diluted:
Net (loss) income	$(979,709)	122,952,866	$(7.97)	$(1,224,884)	99,792,401	$(12.27)	$247,403	85,813,182	$2.88

There were 539,988 and 449,880 shares of common stock that were considered anti-dilutive for the years ended December 31, 2016 and 2015, respectively. There were no potential shares of common stock that were considered anti-dilutive for the year ended December 31, 2014.

12.	DERIVATIVE INSTRUMENTS
Natural Gas, Oil and Natural Gas Liquids Derivative Instruments
The Company seeks to reduce its exposure to unfavorable changes in natural gas, oil and natural gas liquids prices, which are subject to significant and often volatile fluctuation, by entering into over-the-counter fixed price swaps, basis swaps and various types of option contracts. These contracts allow the Company to predict with greater certainty the effective oil, natural gas and natural gas liquids prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production.
Fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas, Argus Louisiana Light Sweet Crude for oil, the NYMEX West Texas Intermediate for oil, and Mont Belvieu for propane and pentane. Below is a summary of the Company's open fixed price swap positions as of December 31, 2016.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
2017	NYMEX Henry Hub	531,171	$3.17
2018	NYMEX Henry Hub	296,438	$3.10
2019	NYMEX Henry Hub	4,932	$3.37

	Location	Daily Volume (Bbls/day)	Weighted Average Price
2017	ARGUS LLS	1,748	$51.97
2017	NYMEX WTI	3,353	$54.98
2018	NYMEX WTI	899	$55.31

	Location	Daily Volume (Bbls/day)	Weighted Average Price
2017	Mont Belvieu C3	1,630	$25.70
2017	Mont Belvieu C5	250	$49.14
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

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
2017	NYMEX Henry Hub	60,068	$3.12
2018	NYMEX Henry Hub	4,932	$2.91
For a portion of the combined natural gas derivative instruments containing fixed price swaps and sold call options, the counterparty has an option to extend the terms an additional twelve months for the period January 2018 through December 2018. These options expire in December 2017. If executed, the Company would have additional fixed price swaps for 30,000 MMBtu per day with the option to double at a weighted average price of $3.36 and additional short call options for 30,000 MMBtu per day with the option to double at a weighted average ceiling price of $3.36.

In addition, the Company has entered into natural gas basis swap positions, which settle on the pricing index to basis differential of Tetco M2 to the NYMEX Henry Hub natural gas price. As of December 31, 2016, the Company had the following natural gas basis swap positions for Tetco M2.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
2017	Tetco M2	12,329	$(0.59)
Balance sheet presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities, and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company's derivative instruments on a gross basis at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In thousands)
Short-term derivative instruments - asset	$3,488	$142,794
Long-term derivative instruments - asset	$5,696	$51,088
Short-term derivative instruments - liability	$119,219	$437
Long-term derivative instruments - liability	$26,759	$6,935
Gains and losses
For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of FASB ASC 815, the effective portion of changes in fair value are recognized in accumulated other comprehensive income (loss) and subsequently reclassified out of accumulated other comprehensive income (loss) into earnings as the underlying hedged transaction impacts earnings. The Company had no cash flow hedges in place for the years ended December 31, 2016, 2015 and 2014, as all fixed price swaps, swaptions and basis swaps had either been deemed ineffective at their inception or had been accounted for using the mark-to-market accounting method.
The following table presents the gain and loss recognized in Net (loss) gain on gas, oil and NGL derivatives in the accompanying consolidated statements of operations due to derivative instruments for the years ended December 31, 2016, 2015, and 2014.

	Gain (loss) on derivative instruments
	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Natural gas derivatives	$(165,933)	$182,993	$103,128
Oil derivatives	(5,387)	19,201	6,171
Natural gas liquids derivatives	(3,186)	1,319	—
Total	$(174,506)	$203,513	$109,299
The Company delivered approximately 77% of its 2016 production under fixed price swaps.
Offsetting of derivative assets and liabilities
The following table presents the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets as of the dates presented, all at fair value.

	As of December 31, 2016
	Derivative instruments, gross	Netting adjustments	Derivative instruments, net
	(In thousands)
Derivative assets	$9,184	$(9,184)	$—
Derivative liabilities	$(145,978)	$9,184	$(136,794)

	As of December 31, 2015
	Derivative instruments, gross	Netting adjustments	Derivative instruments, net
	(In thousands)
Derivative assets	$193,882	$(7,372)	$186,510
Derivative liabilities	$(7,372)	$7,372	$—
Concentration of Credit Risk
By using derivative instruments that are not traded on an exchange, the Company is exposed to the credit risk of its counterparties. Credit risk is the risk of loss from counterparties not performing under the terms of the derivative instrument. When the fair value of a derivative instrument is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, it is the Company's policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The Company's derivative contracts are with multiple counterparties to lessen its exposure to any individual counterparty. Additionally, the Company uses master netting agreements to minimize credit risk exposure. The creditworthiness of the Company's counterparties is subject to periodic review. None of the Company's derivative instrument contracts contain credit-risk related contingent features. Other than as provided by the Company's revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under its derivative instruments, nor are the counterparties required to provide credit support to the Company.

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

The following tables summarize the Company’s financial and non-financial liabilities by FASB ASC 820 valuation level as of December 31, 2016 and 2015:

	December 31, 2016
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$9,184	$—
Liabilities:
Derivative Instruments	$—	$145,978	$—

	December 31, 2015
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$193,882	$—
Liabilities:
Derivative Instruments	$—	$7,372	$—
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
The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 3 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the year ended December 31, 2016 were approximately $11.0 million.
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
Due to the unobservable nature of the inputs, the fair value of the Company's investment in Strike Force was estimated using assumptions that represent Level 3 inputs. The Company's estimated fair value of the investment as of the February 1, 2016 contribution date was $22.5 million. See Note 4 for further discussion of the Company's contribution to Strike Force.

14.	RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has conducted business activities with certain related parties.
Stingray Cementing, which is 50% owned by the Company, provides well cementing services as discussed above in Note 4. At December 31, 2016 and 2015, the Company owed Stingray Cementing approximately $0.5 million and $2.1 million, respectively, related to these services. Approximately $6.3 million and $7.0 million of services provided by Stingray Cementing are included in oil and natural gas properties before elimination of intercompany profits on the accompanying consolidated balance sheets at December 31, 2016 and 2015, respectively.
Stingray Energy, which is 50% owned by the Company, provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites as discussed above in Note 4. At December 31, 2016 and 2015, the Company owed Stingray Energy approximately $3.6 million and $2.2 million, respectively, related to these services. Approximately $1.1 million and $2.2 million of services provided by Stingray Energy are included in lease operating expenses in the consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively. Approximately $11.0 million and $16.0 million of services provided by Stingray Energy are included in oil and natural gas properties before elimination of intercompany profits on the accompanying consolidated balance sheets at December 31, 2016 and 2015, respectively.
After completing the contributions to Mammoth and Mammoth Energy and Mammoth Energy's IPO, all as discussed above in Note 4, the Company owned an approximate 24.2% equity investment in Mammoth Energy. Approximately $110.5 million and $141.2 million of services provided by Mammoth Energy are included in oil and natural gas properties before elimination of intercompany profits on the accompanying consolidated balance sheets at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, the Company owed Mammoth Energy approximately $23.5 million and $24.7 million, respectively, related to these services.
Strike Force, which is 25% owned by the Company, develops natural gas gathering assets in dedicated areas as discussed above in Note 4. At December 31, 2016 the Company owed approximately $1.6 million to Strike Force for these related services. Approximately $1.8 million of services provided by Strike Force are included in midstream gathering and processing on the accompanying consolidated statement of operations for the year ended December 31, 2016.

15.	COMMITMENTS
Plugging and Abandonment Funds
In connection with the Company's acquisition in 1997 of the remaining 50% interest in its WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company could access the trust for use in plugging and abandonment charges associated with the property, although it has not yet done so. As of December 31, 2016, the plugging and abandonment trust totaled approximately $3.1 million. At December 31, 2016, the Company had plugged 513 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.
Contributions to 401(k) Plan
Gulfport sponsors a 401(k) and Profit Sharing plan under which eligible employees may contribute up to 100% of their total compensation up to the maximum pre-tax threshold through salary deferrals. Also under the plan, the Company will make a contribution each calendar year on behalf of each employee equal to at least 3% of his or her salary, regardless of the employee’s participation in salary deferrals and may also make additional discretionary contributions. During the years ended December 31, 2016, 2015 and 2014, Gulfport incurred $1.7 million, $1.4 million, and $0.8 million, respectively, in contributions expense related to this plan.
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
On April 22, 2014, the Board of Directors appointed Mr. Moore as Chief Executive Officer of the Company. The Company and Mr. Moore entered into an amended and restated employment agreement. The agreement has a three-year term commencing effective April 22, 2014, which was amended effective as of April 29, 2015. The employment agreement, as amended and restated as of April 29, 2015, provides, among other things, for a minimum salary level, subject to review and potential increase by the Compensation Committee and/or the Board of Directors, as well as participation in the Company's incentive plans and other employee benefits.
On March 13, 2015, the Company entered into an employment agreement with Ross Kirtley, the Company's Chief Operating Officer. The agreement had a two-year term commencing effective April 22, 2014. This agreement provided, among other things, for a minimum salary level, subject to review and potential increase by the Compensation Committee and/or the Board of Directors, as well as participation in the Company's incentive plans and other employee benefits. On August 5, 2016, Mr. Kirtley’s employment as the Company's Chief Operating Officer terminated.
In connection with Mr. Kirtley’s termination, the Company entered into a separation and release agreement with Mr. Kirtley, dated as of November 2, 2016 (the “Separation Agreement”), pursuant to which the Company agreed to provide Mr. Kirtley with (i) the cash compensation specified in his employment agreement, (ii) health care benefits for Mr. Kirtley and his eligible dependents for up to eighteen (18) months following the termination date, (iii) his company vehicle, (iv) the vesting of 3,000 shares of restricted stock and (v) the vesting of 14,820 restricted stock units provided that such restricted stock units will be settled in four substantially equal annual installments beginning in March 2017 in accordance with the original vesting schedule. All other restricted stock and restricted stock unit awards granted to Mr. Kirtley were forfeited and terminated.
Under the Separation Agreement, Mr. Kirtley is subject to certain covenants regarding confidentiality, non-solicitation, non-competition, trade secrets, unfair competition and inventions. The Separation Agreement also contains customary waiver and release provisions pursuant to which Mr. Kirtley waived, released and discharged the Company and certain other related parties from any and all claims that Mr. Kirtley may have had against the Company or such other parties as of the date of the Separation Agreement.
On March 13, 2015, the Company entered into an employment agreement with Aaron Gaydosik, the Company's Chief Financial Officer. The agreement had a three-year term commencing effective August 11, 2014. This agreement provided, among other things, for a minimum salary level, subject to review and potential increase by the Compensation Committee and/or the Board of Directors, as well as participation in the Company's incentive plans and other employee benefits. Mr. Gaydosik's employment agreement was terminated upon his resignation as the Company's Chief Financial Officer, effective January 4, 2017. As provided in such employment agreement, upon resignation, Mr. Gaydosik was entitled to any of his earned but unpaid salary through the date of resignation. Any unvested awards granted to Mr. Gaydosik under the Company’s equity incentive plan lapsed.
The aggregated minimum commitment for future salary at December 31, 2016 under the above listed employment agreements was approximately $0.4 million.

Firm Transportation Commitments
The Company had approximately 1,379,000 MMBtu per day of firm sales contracted with third parties. The table below presents these commitments at December 31, 2016 as follows:

(MMBtu per day)
2017	516,000
2018	257,000
2019	226,000
2020	223,000
2021	126,000
Thereafter	31,000
Total	1,379,000
The Company also had approximately $3.8 billion of firm transportation contracted with third parties. The table below presents these commitments at December 31, 2016 as follows:

(In thousands)
2017	$176,800
2018	237,101
2019	237,100
2020	237,100
2021	237,101
Thereafter	2,694,979
Total	$3,820,181
Operating Leases
The Company leases office facilities under non-cancellable operating leases exceeding one year. Future minimum lease commitments under these leases at December 31, 2016 are as follows:

(In thousands)
2017	$583
2018	54
Total	$637
Presented below is rent expense for the years ended December 31, 2016, 2015 and 2014, respectively.

	For the years ended December 31,
	2016	2015	2014
	(In thousands)
Minimum rentals	$840	$759	$733
Less: Sublease rentals	—	8	15
	$840	$751	$718
Other Commitments
Effective October 1, 2014, the Company entered into a Sand Supply Agreement with Muskie that expires on September 30, 2018. Pursuant to this agreement, the Company has agreed to purchase annual and monthly amounts of proppant sand subject to exceptions specified in the agreement at a fixed price per ton, subject to certain adjustments, plus agreed costs and expenses. Failure by either Muskie or the Company to deliver or accept the minimum monthly amount results in damages calculated per ton based on the difference between the monthly obligation amount and the amount actually delivered or accepted, as applicable. The Company incurred $1.9 million and $0.3 million related to non-utilization fees during the year ended December 31, 2016 and December 31, 2015, respectively.
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
Future minimum commitments under these agreements at December 31, 2016 are as follows:

(In thousands)
2017	$52,440
2018	39,330
Total	$91,770
Other Agreements
On December 13, 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Vitruvian, an unrelated third-party seller, pursuant to which the Company agreed to acquire certain assets of the seller (the “Acquisition”). Under the terms of the Purchase Agreement, the purchase price for these assets will consist of approximately 23.9 million shares of the Company’s common stock and $1.4 billion of cash, subject to adjustment as described in the Purchase Agreement. The closing of the Acquisition is expected to occur during February 2017, however, the closing of the Acquisition remains subject to customary closing conditions, including the completion of due diligence and the satisfaction or waiver of the closing conditions set forth in the Purchase Agreement. The Company has funded the $185.0 million deposit required under the Purchase Agreement into an escrow account.

16.	CONTINGENCIES
In two separate complaints, one filed by the State of Louisiana and the Parish of Cameron in the 38th Judicial District Court for the Parish of Cameron on February 9, 2016 and the other filed by the State of Louisiana and the District Attorney for the 15th Judicial District of the State of Louisiana in the 15th Judicial District Court for the Parish of Vermillion on July 29, 2016, the Company was named as a defendant, among 26 oil and gas companies, in the Cameron Parish complaint and among more than 40 oil and gas companies in the Vermillion Parish complaint, or the Complaints. The Complaints were filed under the State and Local Coastal Resources Management Act of 1978, as amended, and the rules, regulations, orders and ordinances adopted thereunder, which Gulfport referred to collectively as the CZM Laws, and allege that certain of the defendants’ oil and gas exploration, production and transportation operations associated with the development of the East Hackberry and West Hackberry oil and gas fields, in the case of the Cameron Parish complaint, and the Tigre Lagoon oil and gas field, in the case of the Vermillion Parish complaint, were conducted in violation of the CZM Laws. The Complaints allege that such activities caused substantial damage to land and waterbodies located in the coastal zone of the relevant Parish, including due to defendants’ design, construction and use of waste pits and the alleged failure to properly close the waste pits and to clear, re-vegetate, detoxify and return the property affected to its original condition, as well as the defendants’ alleged discharge of waste into the coastal zone. The Complaints also allege that the defendants’ oil and gas activities have resulted in the dredging of numerous canals, which had a direct and significant impact on the state coastal waters within the relevant Parish and that the defendants, among other things, failed to design, construct and maintain these canals using the best practical techniques to prevent bank slumping, erosion and saltwater intrusion and to minimize the potential for inland movement of storm-generated surges, which activities allegedly have resulted in the erosion of marshes and the degradation of terrestrial and aquatic life therein. The Complaints also allege that the defendants failed to re-vegetate, refill, clean, detoxify and otherwise restore these canals to their original condition. In these two petitions, the plaintiffs seek damages and other appropriate relief under the CZM Laws, including the payment of costs necessary to clear, re-vegetate, detoxify and otherwise restore the affected coastal zone of the relevant Parish to its original condition, actual restoration of such coastal zone to its original condition, and the payment of reasonable attorney fees and legal expenses and pre-judgment and post judgment interest.

The Company was served with the Cameron complaint in early May 2016 and with the Vermillion Complaint in early September 2016. The Louisiana Attorney General and the Louisiana Department of Natural Resources intervened in both the Cameron Parish suit and the Vermillion Parish suit. Shortly after the Complaints were filed, certain defendants removed the cases to the lawsuit to the United States District Court for the Western District of Louisiana. In both cases, the plaintiffs have filed a motion to remand, but both Courts have stayed further proceedings on the motions to remand pending a ruling from the United States Court of Appeals, Fifth Circuit on similar jurisdictional issues in another matter. The plaintiffs have granted all defendants an extension of time to file responsive pleadings to the Complaints until the District Courts rule on the motions to remand. Gulfport has not had the opportunity to evaluate the applicability of the allegations made in such complaints to their operations. Due to the early stages of these matters, management cannot determine the amount of loss, if any, that may result.
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
Insurance Proceeds
In September 2014, the Company settled its legacy surface contamination lawsuit with Reeds et al. Under the terms of the settlement agreement, Gulfport paid $18.0 million, which is included in litigation settlement in the accompanying consolidated statements of operations for the year ended December 31, 2014. For the years ended December 31, 2016 and 2015 the Company was reimbursed $5.7 million and $10.0 million, respectively, net of related legal fees by its insurance provider, which is included in insurance proceeds in the accompanying consolidated statements of operations.
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
The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2016, Gulfport held cash in excess of insured limits in these banks totaling $1.5 billion.
During the year ended December 31, 2016, Gulfport sold approximately 68% and 10% of its natural gas production to BP Energy Company ("BP") and DTE Energy Trading, Inc. ("DTE"), respectively, 72% and 24% of its oil production to Shell Trading Company ("Shell") and Marathon Oil Corporation ("Marathon"), respectively, and 74% and 23% of its natural gas liquids production to MarkWest Utica EMG ("MarkWest"), and Antero Resources ("Antero"), respectively. During the year ended December 31, 2015, Gulfport sold approximately 79% and 14% of its natural gas production to BP and DTE, respectively, 90% and 10% of its oil production to Shell and Marathon, respectively, and 76% and 24% of its natural gas liquids production to MarkWest and Antero, respectively. During the year ended December 31, 2014, Gulfport sold approximately 40%, 32%, and 19% of its natural gas production to BP, DTE and Hess, respectively, 99% of its oil production to Shell, and 100% of its natural gas liquids production to MarkWest.

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
In connection with the issuance of the 2020 Notes, the Company and the subsidiary guarantors entered into registration rights agreements with the initial purchasers, pursuant to which the Company and the subsidiary guarantors agreed to file a registration statement with respect to an offer to exchange the 2020 Notes for a new issue of substantially identical debt securities registered under the Securities Act. The exchange offer for the October Notes and December Notes was completed in October 2013 and the exchange offer for the August Notes was completed in March 2015. In October 2016, the Company repurchased (in a cash tender offer) or redeemed all of the 2020 Notes, of which $600.0 million in aggregate principal amount was then outstanding, with the net proceeds from the issuance of the 2024 Notes discussed below and cash on hand.
On April 21, 2015, the Company issued $350.0 million in aggregate principal amount of its 6.625% Senior Notes due 2023 (the "2023 Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. In connection with the April Notes Offering, the Company and its subsidiary guarantors entered into a registration rights agreement, dated as of April 21, 2015, pursuant to which the Company agreed to file a registration statement with respect to an offer to exchange the April Notes for a new issue of substantially identical debt securities registered under the Securities Act. The exchange offer for the April Notes was completed on October 13, 2015.
On October 14, 2016, the Company issued $650.0 million in aggregate principal amount of its 6.000% Senior Notes due 2024 (the "2024 Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The net proceeds from the issuance of the 2024 Notes, together with cash on hand, were used to repurchase or redeem all of the then-outstanding 2020 Notes in October 2016.
On December 21, 2016, the Company issued $600.0 million in aggregate principal amount of its 6.375% Senior Notes due 2025 (the "2025 Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company intends to use the net proceeds from the issuance of the 2025 Notes, together with the net proceeds from the December 2016 underwritten offering of the Company’s common stock and cash on hand, to fund the cash portion of the purchase price for the Acquisition.
The 2020 Notes were, and the 2023 Notes, the 2024 Notes and the 2025 Notes are, guaranteed on a senior unsecured basis by all existing consolidated subsidiaries that guarantee the Company's secured revolving credit facility or certain other debt (the "Guarantors"). The 2020 Notes were not, and the 2023 Notes, the 2024 Notes and the 2025 Notes are not, guaranteed by Grizzly Holdings, Inc. (the "Non-Guarantor"). The Guarantors are 100% owned by Gulfport (the "Parent"), and the guarantees are full, unconditional, joint and several. There are no significant restrictions on the ability of the Parent or the Guarantors to obtain funds from each other in the form of a dividend or loan.
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

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,273,882	$1,993	$—	$—	$1,275,875
Restricted Cash	185,000	—	—	—	185,000
Accounts receivable - oil and gas	137,087	37,496	—	(37,822)	136,761
Accounts receivable - related parties	16	—	—	—	16
Accounts receivable - intercompany	449,517	1,151	—	(450,668)	—
Prepaid expenses and other current assets	6,230	1,409	—	—	7,639
Short-term derivative instruments	3,488	—	—	—	3,488
Total current assets	2,055,220	42,049	—	(488,490)	1,608,779
Property and equipment:
Oil and natural gas properties, full-cost accounting	5,655,125	417,524	—	(729)	6,071,920
Other property and equipment	68,943	43	—	—	68,986
Accumulated depletion, depreciation, amortization and impairment	(3,789,746)	(34)	—	—	(3,789,780)
Property and equipment, net	1,934,322	417,533	—	(729)	2,351,126
Other assets:
Equity investments and investments in subsidiaries	236,327	33,590	45,213	(71,210)	243,920
Long-term derivative instruments	5,696	—	—	—	5,696
Deferred tax asset	4,692	—	—	—	4,692
Other assets	8,932	—	—	—	8,932
Total other assets	255,647	33,590	45,213	(71,210)	263,240
Total assets	$4,245,189	$493,172	$45,213	$(560,429)	$4,223,145

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$255,966	$9,158	$—	$—	$265,124
Accounts payable - intercompany	31,202	457,163	126	(488,491)	—
Asset retirement obligation	195	—	—	—	195
Derivative instruments	119,219	—	—	—	119,219
Current maturities of long-term debt	276	—	—	—	276
Total current liabilities	406,858	466,321	126	(488,491)	384,814
Long-term derivative instrument	26,759	—	—	—	26,759
Asset retirement obligation	34,081	—	—	—	34,081
Long-term debt, net of current maturities	1,593,599	—	—	—	1,593,599
Total liabilities	2,061,297	466,321	126	(488,491)	2,039,253

Stockholders' equity:
Common stock	1,588	—	—	—	1,588
Paid-in capital	3,946,442	33,822	257,026	(290,848)	3,946,442
Accumulated other comprehensive (loss) income	(53,058)	—	(50,931)	50,931	(53,058)
Retained (deficit) earnings	(1,711,080)	(6,971)	(161,008)	167,979	(1,711,080)
Total stockholders' equity	2,183,892	26,851	45,087	(71,938)	2,183,892
Total liabilities and stockholders' equity	$4,245,189	$493,172	$45,213	$(560,429)	$4,223,145

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$112,494	$479	$1	$—	$112,974
Accounts receivable - oil and gas	72,241	54	—	(423)	71,872
Accounts receivable - related parties	16	—	—	—	16
Accounts receivable - intercompany	326,475	60	—	(326,535)	—
Prepaid expenses and other current assets	3,905	—	—	—	3,905
Short-term derivative instruments	142,794	—	—	—	142,794
Total current assets	657,925	593	1	(326,958)	331,561

Property and equipment:
Oil and natural gas properties, full-cost accounting,	5,108,258	316,813	—	(729)	5,424,342
Other property and equipment	33,128	43	—	—	33,171
Accumulated depletion, depreciation, amortization and impairment	(2,829,081)	(29)	—	—	(2,829,110)
Property and equipment, net	2,312,305	316,827	—	(729)	2,628,403
Other assets:
Equity investments and investments in subsidiaries	231,892	—	50,644	(40,143)	242,393
Long-term derivative instruments	51,088	—	—	—	51,088
Deferred tax asset	74,925	—	—	—	74,925
Other assets	6,364	—	—	—	6,364
Total other assets	364,269	—	50,644	(40,143)	374,770
Total assets	$3,334,499	$317,420	$50,645	$(367,830)	$3,334,734

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$264,893	$527	$—	$(292)	$265,128
Accounts payable - intercompany	—	326,541	124	(326,665)	—
Asset retirement obligation	75	—	—	—	75
Derivative instruments	437	—	—	—	437
Deferred tax liability	50,697	—	—	—	50,697
Current maturities of long-term debt	179	—	—	—	179
Total current liabilities	316,281	327,068	124	(326,957)	316,516

Long-term derivative instrument	6,935	—	—	—	6,935
Asset retirement obligation	26,362	—	—	—	26,362
Long-term debt, net of current maturities	946,084	—	—	—	946,084
Total liabilities	1,295,662	327,068	124	(326,957)	1,295,897

Stockholders' equity:
Common stock	1,082	—	—	—	1,082
Paid-in capital	2,824,303	322	241,553	(241,875)	2,824,303
Accumulated other comprehensive (loss) income	(55,177)	—	(55,177)	55,177	(55,177)
Retained (deficit) earnings	(731,371)	(9,970)	(135,855)	145,825	(731,371)
Total stockholders' equity	2,038,837	(9,648)	50,521	(40,873)	2,038,837
Total liabilities and stockholders' equity	$3,334,499	$317,420	$50,645	$(367,830)	$3,334,734

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$381,931	$3,979	$—	$—	$385,910

Costs and expenses:
Lease operating expenses	68,034	843	—	—	68,877
Production taxes	13,121	155	—	—	13,276
Midstream gathering and processing	165,400	572	—	—	165,972
Depreciation, depletion and amortization	245,970	4	—	—	245,974
Impairment of oil and gas properties	715,495	—	—	—	715,495
General and administrative	43,896	(490)	3	—	43,409
Accretion expense	1,057	—	—	—	1,057
	1,252,973	1,084	3	—	1,254,060

(LOSS) INCOME FROM OPERATIONS	(871,042)	2,895	(3)	—	(868,150)

OTHER (INCOME) EXPENSE:
Interest expense	63,529	1	—	—	63,530
Interest income	(1,230)	—	—	—	(1,230)
Insurance proceeds	(5,718)	—	—	—	(5,718)
Loss on debt extinguishment	23,776	—	—	—	23,776
Loss (income) from equity method investments and investments in subsidiaries	31,078	(89)	25,150	(22,154)	33,985
Other expense (income)	145	(16)	—	—	129
	111,580	(104)	25,150	(22,154)	114,472

(LOSS) INCOME BEFORE INCOME TAXES	(982,622)	2,999	(25,153)	22,154	(982,622)
INCOME TAX BENEFIT	(2,913)	—	—	—	(2,913)

NET (LOSS) INCOME	$(979,709)	$2,999	$(25,153)	$22,154	$(979,709)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$707,868	$1,122	$—	$—	$708,990

Costs and expenses:
Lease operating expenses	68,632	843	—	—	69,475
Production taxes	14,618	122	—	—	14,740
Midstream gathering and processing	138,526	64	—	—	138,590
Depreciation, depletion and amortization	337,689	5	—	—	337,694
Impairment of oil and gas properties	1,440,418	—	—	—	1,440,418
General and administrative	41,892	55	20	—	41,967
Accretion expense	820	—	—	—	820
	2,042,595	1,089	20	—	2,043,704

(LOSS) INCOME FROM OPERATIONS	(1,334,727)	33	(20)	—	(1,334,714)

OTHER (INCOME) EXPENSE:
Interest expense	51,221	—	—	—	51,221
Interest income	(643)	—	—	—	(643)
Insurance proceeds	(10,015)	—	—	—	(10,015)
Loss (income) from equity method investments and investments in subsidiaries	107,252	—	115,544	(116,703)	106,093
Other expense (income)	(1,657)	(346)	—	1,518	(485)
	146,158	(346)	115,544	(115,185)	146,171

(LOSS) INCOME BEFORE INCOME TAXES	(1,480,885)	379	(115,564)	115,185	(1,480,885)
INCOME TAX BENEFIT	(256,001)	—	—	—	(256,001)

NET (LOSS) INCOME	$(1,224,884)	$379	$(115,564)	$115,185	$(1,224,884)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$668,961	$1,801	$—	$—	$670,762

Costs and expenses:
Lease operating expenses	51,238	953	—	—	52,191
Production taxes	23,803	203	—	—	24,006
Midstream gathering and processing	64,402	65	—	—	64,467
Depreciation, depletion and amortization	265,428	3	—	—	265,431
General and administrative	37,846	446	(2)	—	38,290
Accretion expense	761	—	—	—	761
Gain on sale of assets	(11)	—	—	—	(11)
	443,467	1,670	(2)	—	445,135

INCOME FROM OPERATIONS	225,494	131	2	—	225,627

OTHER (INCOME) EXPENSE:
Interest expense	23,986	—	—	—	23,986
Interest income	(195)	—	—	—	(195)
Litigation settlement	25,500	—	—	—	25,500
Gain on contribution of investments	(84,470)	—	—	—	(84,470)
(Income) loss from equity method investments and investments in subsidiaries	(139,965)	—	13,159	(12,628)	(139,434)
Other (income) expense	(106)	(398)	—	—	(504)
	(175,250)	(398)	13,159	(12,628)	(175,117)

INCOME (LOSS) BEFORE INCOME TAXES	400,744	529	(13,157)	12,628	400,744
INCOME TAX EXPENSE	153,341	—	—	—	153,341

NET INCOME (LOSS)	$247,403	$529	$(13,157)	$12,628	$247,403

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in thousands)

	Year Ended December 31, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net (loss) income	$(979,709)	$2,999	$(25,153)	$22,154	$(979,709)
Foreign currency translation adjustment	2,119	778	1,341	(2,119)	2,119
Other comprehensive income (loss)	2,119	778	1,341	(2,119)	2,119
Comprehensive (loss) income	$(977,590)	$3,777	$(23,812)	$20,035	$(977,590)

	Year Ended December 31, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net (loss) income	$(1,224,884)	$379	$(115,564)	$115,185	$(1,224,884)
Foreign currency translation adjustment	(28,502)	—	(28,502)	28,502	(28,502)
Other comprehensive (loss) income	(28,502)	—	(28,502)	28,502	(28,502)
Comprehensive (loss) income	$(1,253,386)	$379	$(144,066)	$143,687	$(1,253,386)

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$247,403	$529	$(13,157)	$12,628	$247,403
Foreign currency translation adjustment	(16,894)	—	(16,894)	16,894	$(16,894)
Other comprehensive (loss) income	(16,894)	—	(16,894)	16,894	(16,894)
Comprehensive income (loss)	$230,509	$529	$(30,051)	$29,522	$230,509

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$336,330	$(9,486)	$(2)	$11,001	$337,843

Net cash (used in) provided by investing activities	(905,582)	(22,500)	(15,472)	37,972	(905,582)

Net cash provided by (used in) financing activities	1,730,640	33,500	15,473	(48,973)	1,730,640

Net increase (decrease) in cash and cash equivalents	1,161,388	1,514	(1)	—	1,162,901

Cash and cash equivalents at beginning of period	112,494	479	1	—	112,974

Cash and cash equivalents at end of period	$1,273,882	$1,993	$—	$—	$1,275,875

	Year Ended December 31, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$344,018	$(21,839)	$(2)	$2	$322,179

Net cash (used in) provided by investing activities	(1,595,767)	21,514	(14,472)	14,472	(1,574,253)

Net cash provided by (used in) financing activities	1,222,708	—	14,474	(14,474)	1,222,708

Net decrease in cash and cash equivalents	(29,041)	(325)	—	—	(29,366)

Cash and cash equivalents at beginning of period	141,535	804	1	—	142,340

Cash and cash equivalents at end of period	$112,494	$479	$1	$—	$112,974

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$388,177	$21,698	$(2)	$—	$409,873

Net cash (used in) provided by investing activities	(1,108,241)	(28,419)	(18,799)	18,802	(1,136,657)

Net cash provided by (used in) financing activities	410,168	—	18,802	(18,802)	410,168

Net (decrease) increase in cash and cash equivalents	(309,896)	(6,721)	1	—	(316,616)

Cash and cash equivalents at beginning of period	451,431	7,525	—	—	458,956

Cash and cash equivalents at end of period	$141,535	$804	$1	$—	$142,340

18.	SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)
The Company owns a 24.9999% interest in Grizzly, which interest is shown below.
The following is historical revenue and cost information relating to the Company’s oil and gas operations located entirely in the United States:
Capitalized Costs Related to Oil and Gas Producing Activities

	2016	2015
	(In thousands)
Proven properties	$4,491,615	$3,606,641
Unproven properties	1,580,305	1,817,701
	6,071,920	5,424,342
Accumulated depreciation, depletion, amortization and impairment reserve	(3,778,043)	(2,820,113)
Net capitalized costs	$2,293,877	$2,604,229

Equity investment in Grizzly Oil Sands ULC
Proven properties	$70,266	$81,473
Unproven properties	80,892	82,388
	151,158	163,861
Accumulated depreciation, depletion, amortization and impairment reserve	(1,578)	(1,531)
Net capitalized costs	$149,580	$162,330
Costs Incurred in Oil and Gas Property Acquisition and Development Activities

	2016	2015	2014
	(In thousands)
Acquisition	$152,887	$810,755	$440,288
Development of proved undeveloped properties	423,998	642,811	864,511
Exploratory	—	—	2,249
Recompletions	16,386	13,894	45,658
Capitalized asset retirement obligation	10,971	8,800	2,095
Total	$604,242	$1,476,260	$1,354,801

Equity investment in Grizzly Oil Sands ULC
Acquisition	$357	$396	$1,230
Development of proved undeveloped properties	—	47	7,107
Exploratory	—	—	—
Capitalized asset retirement obligation	784	282	1,055
Total	$1,141	$725	$9,392

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

	2016	2015		2014
	(In thousands)
Revenues	$385,910	$708,990		$670,762
Production costs	(248,125)	(222,805)		(140,664)
Depletion	(243,098)	(335,288)		(263,946)
Impairment	(715,495)	(1,440,418)	—	—
	(820,808)	(1,289,521)		266,152
Income tax (benefit) expense
Current	—	—		—
Deferred	—	(220,201)		96,061
	—	(220,201)		96,061
Results of operations from producing activities	$(820,808)	$(1,069,320)		$170,091
Depletion per Mcf of gas equivalent (Mcfe)	$0.92	$1.68		$3.01

Results of Operations from equity method investment in Grizzly Oil Sands ULC
Revenues	$—	$1,436		$5,449
Production costs	(13)	(1,549)		(10,113)
Depletion	—	(625)		(1,195)
	(13)	(738)		(5,859)
Income tax expense	—	—		—
Results of operations from producing activities	$(13)	$(738)		$(5,859)
Oil and Gas Reserves
The following table presents estimated volumes of proved developed and undeveloped oil and gas reserves as of December 31, 2016, 2015 and 2014 and changes in proved reserves during the last three years. The reserve reports use an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2016, 2015 and 2014, in accordance with guidelines of the SEC applicable to reserves estimates. Volumes for oil are stated in thousands of barrels (MBbls) and volumes for gas are stated in millions of cubic feet (MMcf). The prices used for the 2016 reserve report are $42.75 per barrel of oil, $2.48 per MMbtu and $9.91 per barrel for NGLs, adjusted by lease for transportation fees and regional price differentials, and for oil and gas reserves, respectively. The prices used at December 31, 2015 and 2014 for reserve report purposes are $50.28 per barrel, $2.59 per MMbtu and $13.21 per barrel for NGLs and $94.99 per barrel, $4.35 per MMbtu and $44.84 per barrel for NGLs, respectively.
Gulfport emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

	2016			2015			2014
	Oil	Gas	NGL	Oil	Gas	NGL	Oil	Gas	NGL
	(MBbls)	(MMcf)	(MBbls)	(MBbls)	(MMcf)	(MBbls)	(MBbls)	(MMcf)	(MBbls)
Proved Reserves
Beginning of the period	6,458	1,560,145	17,736	9,497	719,006	26,268	8,346	146,446	5,675
Purchases in oil and gas reserves in place	—	—	—	—	371,663	—	173	8,863	353
Extensions and discoveries	1,217	1,082,220	7,677	2,413	997,057	5,486	4,975	629,151	22,594
Revisions of prior reserve estimates	(3)	(247,703)	(1,439)	(2,553)	(371,430)	(9,594)	(1,313)	(6,136)	(304)
Current production	(2,126)	(227,594)	(3,847)	(2,899)	(156,151)	(4,424)	(2,684)	(59,318)	(2,050)
End of period	5,546	2,167,068	20,127	6,458	1,560,145	17,736	9,497	719,006	26,268
Proved developed reserves	4,882	744,797	14,299	6,120	652,961	12,910	5,719	345,166	12,379
Proved undeveloped reserves	664	1,422,271	5,828	338	907,184	4,826	3,778	373,840	13,889

Equity investment in Grizzly Oil Sands ULC
Beginning of the period	—	—	—	14,558	—	—	13,637	—	—
Purchases in oil and gas reserves in place	—	—	—	—	—	—	—	—	—
Extensions and discoveries	—	—	—	—	—	—	—	—	—
Revisions of prior reserve estimates	—	—	—	(14,530)	—	—	990	—	—
Current production	—	—	—	(28)	—	—	(69)	—	—
End of period	—	—	—	—	—	—	14,558	—	—
Proved developed reserves	—	—	—	—	—	—	1,632	—	—
Proved undeveloped reserves	—	—	—	—	—	—	12,926	—	—
In 2016, the Company experienced extensions and discoveries of 1.1 Tcfe of estimated proved reserves attributable to the continued development of the Company's Utica Shale acreage. The Company experienced downward revisions of 227.9 Bcfe due to lower commodity prices on 67 PUD locations, including the loss of 35 of the 67 PUD locations as they were no longer economic, as well as downward revisions of 17.4 Bcfe due to rescheduling the drilling timeline of four PUD locations in excess of five years of initial booking resulting in the removal of these four PUD locations. In addition, the Company experienced upward revisions of 26.7 Bcfe attributable to improved performance of 34 PUD locations as a result of 14.5% production increases due to well performance of offset producers as well as lower lease operated and capital expenditures. In 2015, the Company experienced extensions and discoveries of 1,044.5 Bcfe of estimated proved reserves attributable to the continued development of the Company's Utica Shale acreage. In addition, the Company experienced downward revisions of 444,314 MMcfe in estimated proved reserves in 2015 primarily due to the exclusion of PUD locations in its Utica and Southern Louisiana fields that became uneconomic due to the continued decline in commodity prices. In 2015, the Company also purchased 371,663 MMcfe of proved reserves as a result of acquisitions from Paloma and AEU discussed above in Note 2. In 2014, the Company experienced extensions and discoveries of 786,347 MMcfe of estimated proved reserves attributable to the development of the Company's Utica Shale acreage. In addition, the Company experienced downward revisions of 15,837 MMcfe in estimated proved reserves in 2014 primarily due to the exclusion of PUD locations in our Southern Louisiana and Utica fields that were not expected to be drilled within five years of initial booking. The Company also purchased 12,019 MMcfe of proved reserves as a result of its acquisition from Rhino Exploration LLC.
Discounted Future Net Cash Flows

The following tables present the estimated future cash flows, and changes therein, from Gulfport’s proven oil and gas reserves as of December 31, 2016, 2015 and 2014 using an unweighted average first-of-the-month price for the period January through December 31, 2016, 2015 and 2014.
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Future cash flows	$3,354,168	$3,043,450	$4,667,678
Future development and abandonment costs	(1,165,025)	(877,660)	(719,898)
Future production costs	(924,167)	(941,243)	(880,427)
Future production taxes	(69,447)	(58,169)	(71,229)
Future income taxes	(14,545)	(2,648)	(693,154)
Future net cash flows	1,180,984	1,163,730	2,302,970
10% discount to reflect timing of cash flows	(492,944)	(399,399)	(875,803)
Standardized measure of discounted future net cash flows	$688,040	$764,331	$1,427,167

Equity investment in Grizzly Oil Sands ULC Standardized measure of discounted cash flows
Future cash flows	$—	$—	$754,720
Future development and abandonment costs	—	—	(205,242)
Future production costs	—	—	(291,988)
Future production taxes	—	—	—
Future income taxes	—	—	(11,250)
Future net cash flows	—	—	246,240
10% discount to reflect timing of cash flows			(152,494)
Standardized measure of discounted future net cash flows	$—	$—	$93,746
In order to develop its proved undeveloped reserves according to the drilling schedule used by the engineers in Gulfport’s reserve report, the Company will need to spend $401.5 million, $331.4 million and $192.7 million during years 2017, 2018 and 2019, respectively.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Sales and transfers of oil and gas produced, net of production costs	$(312,291)	$(486,185)	$(530,098)
Net changes in prices, production costs, and development costs	(146,518)	(1,412,181)	97,716
Acquisition of oil and gas reserves in place	—	83,340	14,266
Extensions and discoveries	186,909	262,895	790,533
Previously estimated development costs incurred during the period	176,218	117,540	68,227
Revisions of previous quantity estimates, less related production costs	(38,448)	(98,162)	(37,801)
Accretion of discount	76,433	142,717	57,847
Net changes in income taxes	(6,495)	412,240	(295,226)
Change in production rates and other	(12,099)	314,960	683,237
Total change in standardized measure of discounted future net cash flows	$(76,291)	$(662,836)	$848,701

Equity investment in Grizzly Oil Sands ULC Changes in standardized measure of discounted cash flows
Sales and transfers of oil and gas produced, net of production costs	$—	$114	$4,664
Net changes in prices, production costs, and development costs	—	—	(76,518)
Acquisition of oil and gas reserves in place	—	—	—
Extensions and discoveries	—	—	7,107
Previously estimated development costs incurred during the period	—	47	—
Revisions of previous quantity estimates, less related production costs	—	(103,282)	10,659
Accretion of discount	—	9,375	14,946
Net changes in income taxes	—	—	9,162
Change in production rates and other	—	—	(25,738)
Total change in standardized measure of discounted future net cash flows	$—	$(93,746)	$(55,718)

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table summarizes quarterly financial data for the years ended December 31, 2016 and 2015:

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenues	$156,961	$(28,158)	$193,691	$63,416
Loss from operations	(195,794)	(323,412)	(157,995)	(190,949)
Income tax (benefit) expense	(191)	(157)	(3,407)	842
Net loss	(242,267)	(339,776)	(157,296)	(240,370)
Loss per share:
Basic	$(2.17)	$(2.71)	$(1.25)	$(1.86)
Diluted	$(2.17)	$(2.71)	$(1.25)	$(1.86)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenues	$176,077	$112,294	$230,393	$190,226
Income (loss) from operations	28,533	(21,620)	(529,252)	(812,375)
Income tax expense (benefit)	14,479	(17,214)	(216,603)	(36,663)
Net income (loss)	25,519	(31,325)	(388,209)	(830,869)
Income (loss) per share:
Basic	$0.30	$(0.32)	$(3.59)	$(7.67)
Diluted	$0.30	$(0.32)	$(3.59)	$(7.67)

20.	SUBSEQUENT EVENTS
Derivatives
In January and February 2017, the Company entered into fixed price swaps for 2017 for approximately 23,000 MMBtu of natural gas per day at a weighted average price of $3.44 per MMbtu and for approximately 1,000 Bbls of C3 propane per day at a weighted average price of $28.56 per Bbl. For 2018, the Company entered into fixed price swaps for approximately 87,000 MMBtu of natural gas per day at a weighted average price of $3.19 per MMBtu. The Company's fixed price swap contracts are tied to the commodity prices on NYMEX for natural gas and Mont Belvieu for propane. The Company will receive the fixed priced amount stated in the contract and pay to its counterparty the current market price as listed on NYMEX for natural gas or Mont Belvieu for propane.
In addition, the Company entered into natural gas basis swap positions, which settle on the pricing index to basis differential of NPGL MC to the NYMEX Henry Hub natural gas price. In January and February 2017, the Company entered into natural gas basis swap positions for 2017 for approximately 38,000 MMBtu of natural gas per day at a weighted average differential of $0.26 per MMBtu. For 2018, the Company entered into natural gas basis swap positions for approximately 12,000 MMBtu of natural gas per day at a weighted average differential of $0.26 per MMBtu.

EXHIBITS INDEX

Exhibit Number	Description

2.1##
Purchase and Sale Agreement, dated as of December 13, 2016, by and among Gulfport Energy Corporation, SCOOP Acquisition Company, LLC and Vitruvian II Woodford, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 15, 2016).

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

4.3
Indenture, dated as of October 14, 2016, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of Gulfport Energy Corporation’s 6.000% Senior Notes due 2024) (incorporated by reference to Exhibit 4.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 19, 2016).

4.4
Registration Rights Agreement, dated as of October 14, 2016, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC and Scotia Capital (USA) Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 19, 2016).

4.5
Indenture, dated as of December 21, 2016, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of Gulfport Energy Corporation’s 6.375% Senior Notes due 2025) (incorporated by reference to Exhibit 4.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 21, 2016).

4.6
Registration Rights Agreement, dated as of December 21, 2016, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 21, 2016).

4.7
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

10.11
Third Amendment to Amended and Restated Credit Agreement, dated as of April 10, 2015, among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 15, 2015).

10.12
Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 29, 2015, among the Company, as borrower, the Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on August 7, 2015).

10.13
Fifth Amendment to Amended and Restated Credit Agreement, dated as of September 18, 2015, among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on September 24, 2015).

10.14
Sixth Amendment, dated February 19, 2016, to Amended and Restated Credit Agreement, dated as of September 18, 2015, among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on May 5, 2016).

10.15
Seventh Amendment to Amended and Restated Credit Agreement, dated as of December 13, 2016, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 15, 2016).

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

E-2

10.19#
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

10.21+
Separation and Release Agreement by and between Gulfport Energy Corporation and Ross Kirtley entered into November 2, 2016 (incorporated by reference to Exhibit 10.1 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 3, 2016).

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

##
The schedules (or similar attachments) referenced in this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule (or similar attachment) will be furnished supplementally to the Securities and Exchange Commission.

E-3