Form 10-Q
period 2017-09-30
GULFPORT ENERGY CORP
filed 2017-11-02
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017 OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2017, 183,081,776 shares of the registrant’s common stock were outstanding.

GULFPORT ENERGY CORPORATION

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$125,271	$1,275,875
Restricted cash	—	185,000
Accounts receivable—oil and natural gas	180,106	136,761
Accounts receivable—related parties	362	16
Prepaid expenses and other current assets	5,666	3,135
Short-term derivative instruments	35,332	3,488
Total current assets	346,737	1,604,275
Property and equipment:
Oil and natural gas properties, full-cost accounting, $2,956,732 and $1,580,305 excluded from amortization in 2017 and 2016, respectively	8,867,239	6,071,920
Other property and equipment	84,225	68,986
Accumulated depletion, depreciation, amortization and impairment	(4,043,879)	(3,789,780)
Property and equipment, net	4,907,585	2,351,126
Other assets:
Equity investments	279,282	243,920
Long-term derivative instruments	6,409	5,696
Deferred tax asset	4,692	4,692
Inventories	13,908	4,504
Other assets	18,985	8,932
Total other assets	323,276	267,744
Total assets	$5,577,598	$4,223,145
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$582,928	$265,124
Asset retirement obligation—current	195	195
Short-term derivative instruments	29,130	119,219
Current maturities of long-term debt	570	276
Total current liabilities	612,823	384,814
Long-term derivative instrument	19,712	26,759
Asset retirement obligation—long-term	44,266	34,081
Long-term debt, net of current maturities	1,958,136	1,593,599
Total liabilities	2,634,937	2,039,253
Commitments and contingencies (Note 9)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock - $.01 par value, 200,000,000 authorized, 183,081,776 issued and outstanding at September 30, 2017 and 158,829,816 at December 31, 2016	1,831	1,588
Paid-in capital	4,413,623	3,946,442
Accumulated other comprehensive loss	(40,339)	(53,058)
Retained deficit	(1,432,454)	(1,711,080)
Total stockholders’ equity	2,942,661	2,183,892
Total liabilities and stockholders’ equity	$5,577,598	$4,223,145

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands, except share data)
Revenues:
Natural gas sales	$223,340	$122,018	$606,544	$271,873
Oil and condensate sales	31,459	21,799	85,338	60,799
Natural gas liquid sales	33,559	14,594	88,985	34,198
Net (loss) gain on natural gas, oil, and NGL derivatives	(22,860)	35,281	141,588	(44,376)
	265,498	193,692	922,455	322,494
Costs and expenses:
Lease operating expenses	20,020	17,471	60,044	48,789
Production taxes	5,419	3,525	14,464	9,492
Midstream gathering and processing	69,372	45,475	176,258	122,476
Depreciation, depletion and amortization	106,650	62,285	254,887	183,414
Impairment of oil and natural gas properties	—	212,194	—	601,806
General and administrative	13,065	10,467	37,922	32,941
Accretion expense	456	269	1,148	777
Acquisition expense	33	—	2,391	—
	215,015	351,686	547,114	999,695
INCOME (LOSS) FROM OPERATIONS	50,483	(157,994)	375,341	(677,201)
OTHER (INCOME) EXPENSE:
Interest expense	27,130	12,787	74,797	44,892
Interest income	(37)	(337)	(927)	(822)
Insurance proceeds	—	(3,750)	—	(3,750)
Loss (income) from equity method investments, net	2,737	(5,997)	20,945	25,576
Other income	(345)	6	(863)	(3)
	29,485	2,709	93,952	65,893
INCOME (LOSS) BEFORE INCOME TAXES	20,998	(160,703)	281,389	(743,094)
INCOME TAX EXPENSE (BENEFIT)	2,763	(3,407)	2,763	(3,755)
NET INCOME (LOSS)	$18,235	$(157,296)	$278,626	$(739,339)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.10	$(1.25)	$1.56	$(6.12)
Diluted	$0.10	$(1.25)	$1.56	$(6.12)
Weighted average common shares outstanding—Basic	182,957,416	125,408,866	178,736,569	120,771,046
Weighted average common shares outstanding—Diluted	183,008,436	125,408,866	179,130,570	120,771,046

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$18,235	$(157,296)	$278,626	$(739,339)
Foreign currency translation adjustment (1)	6,832	(4,013)	12,719	4,361
Other comprehensive income (loss)	6,832	(4,013)	12,719	4,361
Comprehensive income (loss)	$25,067	$(161,309)	$291,345	$(734,978)

(1) Net of $2.8 million in taxes for each of the three and nine months ended September 30, 2016.

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2017	158,829,816	$1,588	$3,946,442	$(53,058)	$(1,711,080)	$2,183,892
Net income	—	—	—	—	278,626	278,626
Other Comprehensive Income				12,719	—	12,719
Stock Compensation	—	—	7,988	—	—	7,988
Issuance of Common Stock for the Vitruvian Acquisition, net of related expenses	23,852,117	239	459,197	—	—	459,436
Issuance of Restricted Stock	399,843	4	(4)	—	—	—
Balance at September 30, 2017	183,081,776	$1,831	$4,413,623	$(40,339)	$(1,432,454)	$2,942,661

Balance at January 1, 2016	108,322,250	$1,082	$2,824,303	$(55,177)	$(731,371)	$2,038,837
Net loss	—	—	—	—	(739,339)	(739,339)
Other Comprehensive Income	—	—	—	4,361	—	4,361
Stock Compensation	—	—	9,550	—	—	9,550
Issuance of Common Stock in public offerings, net of related expenses	16,905,000	169	411,542	—	—	411,711
Issuance of Restricted Stock	226,283	2	(2)	—	—	—
Balance at September 30, 2016	125,453,533	$1,253	$3,245,393	$(50,816)	$(1,470,710)	$1,725,120

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$278,626	$(739,339)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of discount—Asset Retirement Obligation	1,148	777
Depletion, depreciation and amortization	254,887	183,414
Impairment of oil and natural gas properties	—	601,806
Stock-based compensation expense	4,793	5,730
Loss from equity investments	21,495	25,988
Change in fair value of derivative instruments	(129,692)	184,013
Deferred income tax expense (benefit)	—	17,211
Amortization of loan commitment fees	3,548	2,912
Amortization of note discount and premium	—	(1,716)
Changes in operating assets and liabilities:
Increase in accounts receivable	(43,345)	(55,916)
Increase in accounts receivable—related party	(346)	(80)
Increase in prepaid expenses	(2,531)	(6,835)
Increase in other assets	(5,665)	—
Increase in accounts payable, accrued liabilities and other	111,335	28,265
Settlement of asset retirement obligation	(2,520)	(955)
Net cash provided by operating activities	491,733	245,275
Cash flows from investing activities:
Deductions to cash held in escrow	—	8
Additions to other property and equipment	(16,288)	(20,131)
Acquisition of oil and natural gas properties	(1,339,456)	—
Additions to oil and natural gas properties	(789,743)	(441,128)
Proceeds from sale of oil and natural gas properties	4,079	41,534
Proceeds from sale of other property and equipment	658	—
Funding of restricted cash	185,000	—
Contributions to equity method investments	(44,844)	(18,510)
Distributions from equity method investments	4,114	14,220
Insurance proceeds	—	3,750
Net cash used in investing activities	(1,996,480)	(420,257)
Cash flows from financing activities:
Principal payments on borrowings	(183)	(1,685)
Borrowings on line of credit	365,000	—
Borrowings on term loan	2,951	16,499
Debt issuance costs and loan commitment fees	(8,261)	(241)
Proceeds from issuance of common stock, net of offering costs	(5,364)	411,711
Net cash provided by financing activities	354,143	426,284
Net (decrease) increase in cash and cash equivalents	(1,150,604)	251,302
Cash and cash equivalents at beginning of period	1,275,875	112,974
Cash and cash equivalents at end of period	$125,271	$364,276
Supplemental disclosure of cash flow information:
Interest payments	$50,826	$35,193
Income tax payments	$—	$—
Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$3,195	$3,820
Asset retirement obligation capitalized	$11,557	$6,726
Interest capitalized	$8,753	$8,920
Foreign currency translation gain on equity method investments	$12,719	$7,137
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company’s most recent annual report on Form 10-K. Results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results expected for the full year.

1.	ACQUISITIONS
Vitruvian Acquisition
In December 2016, the Company, through its wholly-owned subsidiary Gulfport MidCon LLC (“Gulfport MidCon”) (formerly known as SCOOP Acquisition Company, LLC), entered into an agreement to acquire certain assets of Vitruvian II Woodford, LLC (“Vitruvian”), an unrelated third-party seller (the “Vitruvian Acquisition”). The assets included in the Vitruvian Acquisition include 46,400 net surface acres located in Grady, Stephens and Garvin Counties, Oklahoma. On February 17, 2017, the Company completed the Vitruvian Acquisition for a total initial purchase price of approximately $1.85 billion, consisting of $1.35 billion in cash, subject to certain adjustments, and approximately 23.9 million shares of the Company’s common stock (of which approximately 5.2 million shares were placed in an indemnity escrow). The cash portion of the purchase price was funded with the net proceeds from the December 2016 common stock and senior note offerings and cash on hand. Acquisition costs of $0.03 million and $2.4 million were incurred during the three and nine months ended September 30, 2017, respectively, related to the Vitruvian Acquisition.
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
Post-Acquisition Operating Results

For the three months ended September 30, 2017 and the period from the acquisition date of February 17, 2017 to September 30, 2017, the assets acquired in the Vitruvian Acquisition have contributed the following amounts of revenue to the Company’s consolidated statements of operations. The amount of net income contributed by the assets acquired is not presented below as it is impracticable to calculate due to the Company integrating the acquired assets into its overall operations using the full cost method of accounting.

		Period from
		February 17, 2017
	Three months ended	to
	September 30, 2017	September 30, 2017
	(In thousands)
Revenue	$60,940	$137,706
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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands, except share data)
Pro forma revenue	$265,498	$250,258	$958,354	$425,958
Pro forma net income (loss)	$18,235	$(200,005)	$300,052	$(935,219)
Pro forma earnings (loss) per share (basic)	$0.10	$(1.34)	$1.68	$(6.47)
Pro forma earnings (loss) per share (diluted)	$0.10	$(1.34)	$1.68	$(6.47)

2.	PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Oil and natural gas properties	$8,867,239	$6,071,920
Office furniture and fixtures	34,875	21,204
Building	44,530	42,530
Land	4,820	5,252
Total property and equipment	8,951,464	6,140,906
Accumulated depletion, depreciation, amortization and impairment	(4,043,879)	(3,789,780)
Property and equipment, net	$4,907,585	$2,351,126

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and natural gas properties. At September 30, 2017, the calculated ceiling was greater than the net book value of the Company’s oil and natural gas properties, thus no ceiling test impairment was required for the nine months ended September 30, 2017. An impairment of $212.2 million and $601.8 million was required for oil and natural gas properties for the three and nine months ended September 30, 2016, respectively.
Included in oil and natural gas properties at September 30, 2017 is the cumulative capitalization of $155.5 million in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $8.9 million and $25.6 million for the three and nine months ended September 30, 2017, respectively, and $7.2 million and $22.2 million for the three and nine months ended September 30, 2016, respectively.
The following table summarizes the Company’s non-producing properties excluded from amortization by area at September 30, 2017:

September 30, 2017
(In thousands)
Utica	$1,517,555
MidContinent	1,435,992
Niobrara	2,182
Southern Louisiana	536
Bakken	99
Other	368
$2,956,732
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

A reconciliation of the Company’s asset retirement obligation for the nine months ended September 30, 2017 and 2016 is as follows:

	September 30, 2017	September 30, 2016
	(In thousands)
Asset retirement obligation, beginning of period	$34,276	$26,437
Liabilities incurred	11,557	6,726
Liabilities settled	(2,520)	(955)
Accretion expense	1,148	777
Asset retirement obligation as of end of period	44,461	32,985
Less current portion	195	75
Asset retirement obligation, long-term	$44,266	$32,910

3.	EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of September 30, 2017 and December 31, 2016:

		Carrying value		(Income) loss from equity method investments
	Approximate ownership %	September 30, 2017	December 31, 2016	Three months ended September 30,		Nine months ended September 30,
				2017	2016	2017	2016
		(In thousands)
Investment in Tatex Thailand II, LLC	23.5%	$—	$—	$(95)	$(253)	$(549)	$(412)
Investment in Tatex Thailand III, LLC	17.9%	—	—	—	—	—	—
Investment in Grizzly Oil Sands ULC	24.9999%	58,674	45,213	296	363	869	24,811
Investment in Timber Wolf Terminals LLC	50.0%	983	991	4	3	8	7
Investment in Windsor Midstream LLC	22.5%	31	25,749	(2)	(9,014)	25,232	(12,062)
Investment in Stingray Cementing LLC(1)	—%	—	1,920	—	79	205	187
Investment in Blackhawk Midstream LLC	48.5%	—	—	—	—	—	—
Investment in Stingray Energy Services LLC(1)	—%	—	4,215	—	294	282	935
Investment in Sturgeon Acquisitions LLC(1)	—%	—	20,526	—	112	(71)	623
Investment in Mammoth Energy Services, Inc.(1)	25.1%	149,219	111,717	2,407	2,518	(7,616)	11,527
Investment in Strike Force Midstream LLC	25.0%	70,375	33,589	127	(99)	2,585	(40)
		$279,282	$243,920	$2,737	$(5,997)	$20,945	$25,576

(1)
On June 5, 2017, Mammoth Energy Services, Inc. acquired Stingray Cementing LLC, Stingray Energy Services LLC and Sturgeon Acquisitions LLC. See below under Mammoth Energy Partners LP/Mammoth Energy Services, Inc. for information regarding these transactions.

The tables below summarize financial information for the Company’s equity investments as of September 30, 2017 and December 31, 2016.

Summarized balance sheet information:

	September 30, 2017	December 31, 2016

	(In thousands)
Current assets	$201,557	$148,733
Noncurrent assets	$1,494,770	$1,305,407
Current liabilities	$130,178	$57,173
Noncurrent liabilities	$164,759	$67,680
Summarized results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Gross revenue	$160,950	$76,627	$357,901	$206,666
Net income (loss)	$2,101	$35,212	$(109,651)	$9,344
Tatex Thailand II, LLC
The Company has an indirect ownership interest in Tatex Thailand II, LLC (“Tatex II”). Tatex II holds an 8.5% interest in APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 180,000 acres which includes the Phu Horm Field. The Company received $0.5 million and $0.4 million in distributions from Tatex II during the nine months ended September 30, 2017 and 2016, respectively.
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
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings Inc. (“Grizzly Holdings”), owns an interest in Grizzly Oil Sands ULC (“Grizzly”), a Canadian unlimited liability company. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc. (“Oil Sands”). As of September 30, 2017, Grizzly had approximately 830,000 acres under lease in the Athabasca and Peace River oil sands regions of Alberta, Canada. Initiation of steam injection at its first project, Algar Lake Phase 1, commenced in January 2014 and first bitumen production was achieved during the second quarter of 2014. In April 2015, Grizzly determined to cease bitumen production at its Algar Lake facility due to the level of commodity prices. Grizzly continues to monitor market conditions as it assesses future plans for the facility. The Company reviewed its investment in Grizzly at March 31, 2016 for impairment based on FASB ASC 323 due to certain qualitative factors and as such, engaged an independent third party to assist management in determining fair value calculations of its investment. As a result of the calculated fair values and other qualitative factors, the Company concluded that an other than temporary impairment was required under FASB ASC 323, resulting in an impairment loss of $23.1 million for the three months ended March 31, 2016, which is included in loss from equity method investments, net in the consolidated statements of operations. As of and during the nine months ended September 30, 2017, commodity prices had increased as compared to the quarter ended March 31, 2016, and there were no impairment indicators that required further evaluation for impairment. If commodity prices decline in the future however, further impairment of the investment in Grizzly may be necessary. During the nine months ended September 30, 2017, Gulfport paid $1.8 million in cash calls. Grizzly’s functional currency is the Canadian dollar. The Company’s investment in Grizzly was increased by $6.7 million and $12.5 million as a result of a foreign currency translation gain for the three and nine months ended September 30, 2017, respectively. The Company's investment in Grizzly was decreased by $1.4 million as a result of a foreign currency translation loss and increased by $8.3 million as a result of a foreign currency translation gain for the three and nine months ended September 30, 2016, respectively.

Timber Wolf Terminals LLC
During 2012, the Company invested in Timber Wolf Terminals LLC (“Timber Wolf”). Timber Wolf was formed to operate a crude/condensate terminal and a sand transloading facility in Ohio.
Windsor Midstream LLC
At September 30, 2017, the Company held a 22.5% interest in Windsor Midstream LLC (“Midstream”), an entity controlled and managed by an unrelated third party. Midstream previously owned a 28.4% interest in Coronado Midstream LLC (“Coronado”), a gas processing plant in West Texas. In March 2015, Coronado was sold to EnLink Midstream Partners, LP (“EnLink”). As a result of the sale of Coronado to EnLink, Midstream received common units of EnLink, which were subsequently sold by Midstream. During the nine months ended September 30, 2017, the Company noted that Midstream had not recorded certain activity and fair value treatment of Midstream's investment in EnLink common units in a timely manner. The corresponding effect of this treatment was immaterial to the Company's previously issued financial statements and the recording of the correction in the current periods' financial statements was not material to the Company's estimated net income for the current full fiscal year. For the nine months ended September 30, 2017, approximately $23.4 million of the loss from equity method investments, net was related to the out-of-period activity associated with the accounting for Midstream's investment in EnLink common units. The Company received $0.5 million and $14.2 million in distributions from Midstream during the nine months ended September 30, 2017 and 2016, respectively.
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
On June 5, 2017, the Company contributed all of its membership interests in Sturgeon (which owns Taylor Frac, LLC, Taylor Real Estate Investments, LLC and South River Road, LLC), Stingray Energy and Stingray Cementing to Mammoth Energy in exchange for approximately 2.0 million shares of Mammoth Energy common stock. As of September 30, 2017, the Company held approximately 25.1% of Mammoth Energy’s outstanding common stock. The Company accounted for the transactions as a sale of financial assets under FASB ASC 860. The Company valued the shares of Mammoth Energy common stock it received in the transactions at $18.50 per share, which was the closing price of Mammoth Energy common stock on June 5, 2017. The Company recognized a gain of $12.5 million from the transactions, which is included in loss from equity method investments, net in the accompanying consolidated statements of operations.
The Company’s investment in Mammoth Energy was increased by a $0.16 million and $0.2 million foreign currency gain resulting from Mammoth Energy’s foreign subsidiary for the three and nine months ended September 30, 2017, respectively. The Company's investment in Mammoth Energy was increased by a $0.2 million foreign currency gain and decreased by a $1.1 million foreign currency loss resulting from Mammoth Energy's foreign subsidiary for the three and nine months ended September 30, 2016, respectively. The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.
Strike Force Midstream LLC
In February 2016, the Company, through its wholly owned subsidiary Gulfport Midstream Holdings, LLC (“Midstream Holdings”), entered into an agreement with Rice Midstream Holdings LLC (“Rice”), a subsidiary of Rice Energy Inc., to develop natural gas gathering assets in eastern Belmont County and Monroe County, Ohio (the “dedicated areas”). The Company contributed certain gathering assets for a 25% interest in the newly formed entity called Strike Force Midstream LLC (“Strike Force”). Rice acts as operator and owns the remaining 75% interest in Strike Force. Construction of the gathering assets, which is ongoing, is expected to provide gathering services for Gulfport operated wells and connectivity of existing dry gas gathering systems. During the nine months ended September 30, 2017, Gulfport paid $43.0 million in cash calls to Strike Force and received distributions of $3.6 million from Strike Force. During the nine months ended September 30, 2016, Gulfport paid $4.0 million in cash calls to Strike Force.
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
As of September 30, 2017, the Company held variable interests in the following variable interest entities (“VIEs”), but was not the primary beneficiary: Midstream and Timber Wolf. These entities have governing provisions that are the functional equivalent of a limited partnership and are considered VIEs because the limited partners or non-managing members lack substantive kick-out or participating rights which causes the equity owners, as a group, to lack a controlling financial interest. The Company is a limited partner or non-managing member in each of these VIEs and is not the primary beneficiary because it does not have a controlling financial interest. The general partner or managing member has power to direct the activities that most significantly impact the VIEs’ economic performance. The Company also held a variable interest in Strike Force due to the fact that it does not have sufficient equity capital at risk. The Company is not the primary beneficiary of this entity. Prior to Mammoth Energy’s IPO, Mammoth LLC was considered a variable interest entity. As a result of the Company’s contribution of its interest in Mammoth LLC to Mammoth Energy in exchange for Mammoth Energy common stock and Mammoth Energy’s IPO, the Company determined that it no longer held an interest in a variable interest entity. Prior to the contribution of Stingray Energy, Stingray Cementing and Sturgeon to Mammoth Energy, these entities were considered VIEs. As a result of the Company’s contribution of its membership interests in Stingray Energy, Stingray Cementing and Sturgeon to Mammoth Energy in exchange for Mammoth Energy common stock, the Company determined that it no longer held an interest in a variable interest entity.

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

5.	LONG-TERM DEBT
Long-term debt consisted of the following items as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Revolving credit agreement (1)	$365,000	$—
7.75% senior unsecured notes due 2020 (2)	—	—
6.625% senior unsecured notes due 2023 (3)	350,000	350,000
6.000% senior unsecured notes due 2024 (4)	650,000	650,000
6.375% senior unsecured notes due 2025 (5)	600,000	600,000
Net unamortized debt issuance costs (6)	(30,111)	(27,174)
Construction loan (7)	23,817	21,049
Less: current maturities of long term debt	(570)	(276)
Debt reflected as long term	$1,958,136	$1,593,599
The Company capitalized approximately $2.1 million and $8.8 million in interest expense to undeveloped oil and natural gas properties during the three and nine months ended September 30, 2017, respectively. The Company capitalized approximately $4.7 million and $7.7 million in interest expense to undeveloped oil and natural gas properties during the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2016, the Company also capitalized approximately $0.5 million and $1.2 million, respectively, in interest expense related to building construction. Construction on the building was completed in December 2016 and, as such, the Company did not capitalize any interest expense related to building construction for the three and nine months ended September 30, 2017.
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
As of September 30, 2017, $365.0 million was outstanding under the revolving credit facility and the total availability for future borrowings under this facility, after giving effect to an aggregate of $237.5 million of letters of credit, was $397.5 million. The Company’s wholly-owned subsidiaries have guaranteed the obligations of the Company under the revolving credit facility.
In connection with the Company's fall redetermination under its revolving credit facility, the lead lenders have proposed to increase the Company's borrowing base from $1.0 million to $1.2 billion, with an elected commitment of $1.0 billion, and decrease the interest rate by 50 basis points, subject to the approval of the additional required banks within the syndicate.
Advances under the revolving credit facility may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 1.00% to 2.00%, plus (2) the highest of: (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 2.00% to 3.00%, plus (2) the London interbank offered rate that appears on pages LIBOR01 or LIBOR02 of the Reuters screen that displays such rate for deposits in U.S. dollars, or, if such rate is not available, the rate as administered by ICE Benchmark Administration (or any other person that takes over administration of such rate) per annum equal to the offered rate on such other page or service that displays on average London interbank offered rate as determined by ICE Benchmark Administration (or any other person that takes over administration of such rate) for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. At September 30, 2017, amounts borrowed under the credit facility bore interest at the eurodollar rate (3.74%).
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
The Company was in compliance with all covenants at September 30, 2017.
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
(6) In accordance with ASU 2015-03, loan issuance costs related to the 2023 Notes, the 2024 Notes and the 2025 Notes (collectively the “Notes”) have been presented as a reduction to the Notes. At September 30, 2017, total unamortized debt issuance costs were $5.5 million for the 2023 Notes, $10.2 million for the 2024 Notes and $14.3 million for the 2025 Notes. In addition, loan commitment fee costs for the construction loan agreement described immediately below were $0.1 million at September 30, 2017.
(7) On June 4, 2015, the Company entered into a construction loan agreement (the “Construction Loan”) with InterBank for the construction of a new corporate headquarters in Oklahoma City, which was substantially completed in December 2016. The Construction Loan allows for maximum principal borrowings of $24.5 million and required the Company to fund 30% of the cost of the construction before any funds could be drawn, which occurred in January 2016. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.50% per annum and was payable on the last day of the month through May 31, 2017. Monthly interest and principal payments are due beginning June 30, 2017, with the final payment due June 4, 2025. At September 30, 2017, the total borrowings under the Construction Loan were approximately $23.8 million.

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
During the three and nine months ended September 30, 2017, the Company’s stock-based compensation cost was $2.8 million and $8.0 million, respectively, of which the Company capitalized $1.1 million and $3.2 million, respectively, relating to its exploration and development efforts. During the three and nine months ended September 30, 2016, the Company's stock-based compensation cost was $3.0 million and $9.6 million, respectively, of which the Company capitalized $1.2 million and $3.8 million, respectively, relating to its exploration and development efforts.
The following table summarizes restricted stock activity for the nine months ended September 30, 2017:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2017	613,056	$32.90
Granted	870,358	15.15
Vested	(399,843)	28.77
Forfeited	(74,024)	30.45
Unvested shares as of September 30, 2017	1,009,547	$19.42
Unrecognized compensation expense as of September 30, 2017 related to restricted shares was $17.2 million. The expense is expected to be recognized over a weighted average period of 1.61 years.

8.	EARNINGS PER SHARE
Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the tables below:

	Three months ended September 30,
	2017			2016
	Income	Shares	Per Share	(Loss)	Shares	Per Share
	(In thousands, except share data)
Basic:
Net income (loss)	$18,235	182,957,416	$0.10	$(157,296)	125,408,866	$(1.25)
Effect of dilutive securities:
Stock options and awards	—	51,020		—	—
Diluted:		—			0
Net income (loss)	$18,235	183,008,436	$0.10	$(157,296)	125,408,866	$(1.25)

	Nine months ended September 30,
	2017			2016
	Income	Shares	Per Share	(Loss)	Shares	Per Share
	(In thousands, except share data)
Basic:
Net income (loss)	$278,626	178,736,569	$1.56	$(739,339)	120,771,046	$(6.12)
Effect of dilutive securities:
Stock options and awards	—	394,001		—	—
Diluted:		—			—
Net income (loss)	$278,626	179,130,570	$1.56	$(739,339)	120,771,046	$(6.12)
There were 603,068 and 598,753 shares of common stock that were considered anti-dilutive for the three months and nine months ended September 30, 2016, respectively.

9.	COMMITMENTS AND CONTINGENCIES
Plugging and Abandonment Funds
In connection with the Company’s acquisition in 1997 of the remaining 50% interest in its WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until the Company’s abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company could access the trust for use in plugging and abandonment charges associated with the property, although it has not yet done so. As of September 30, 2017, the plugging and abandonment trust totaled approximately $3.1 million. At September 30, 2017, the Company had plugged 551 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its minimum plugging obligation.
Operating Leases
The Company leases office facilities under non-cancellable operating leases exceeding one year. Future minimum lease commitments under these leases at September 30, 2017 were as follows:

(In thousands)
Remaining 2017	$27
2018	54
Total	$81
Firm Transportation Commitments
The Company had approximately 3,077,000 MMBtu per day of firm sales contracted with third parties. The table below presents these commitments at September 30, 2017 as follows:

(MMBtu per day)
Remaining 2017	710,000
2018	561,000
2019	659,000
2020	526,000
2021	372,000
Thereafter	249,000
Total	3,077,000
The Company also had approximately $3.7 billion of firm transportation contracted with third parties. The table below presents these commitments at September 30, 2017 as follows:

(In thousands)
Remaining 2017	$49,052
2018	238,767
2019	243,389
2020	240,746
2021	239,786
Thereafter	2,715,005
Total	$3,726,745

Other Commitments
Effective October 1, 2014, the Company entered into a Sand Supply Agreement with Muskie Proppant LLC (“Muskie”), a subsidiary of Mammoth Energy, that expires on September 30, 2018. Pursuant to this agreement, as amended, the Company has agreed to purchase annual and monthly amounts of proppant sand subject to exceptions specified in the agreement at agreed pricing plus agreed costs and expenses. Failure by either Muskie or the Company to deliver or accept the minimum monthly amount results in damages calculated per ton based on the difference between the monthly obligation amount and the amount actually delivered or accepted, as applicable. The Company incurred $0.2 million and $2.1 million related to non-utilization fees during the three months and nine months ended September 30, 2016, respectively. The Company did not incur any non-utilization fees during the three and nine months ended September 30, 2017.
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
Future minimum commitments under these agreements at September 30, 2017 are as follows:

(In thousands)
Remaining 2017	$13,110
2018	39,330
Total	$52,440
Litigation
In two separate complaints, one filed by the State of Louisiana and the Parish of Cameron in the 38th Judicial District Court for the Parish of Cameron on February 9, 2016 and the other filed by the State of Louisiana and the District Attorney for the 15th Judicial District of the State of Louisiana in the 15th Judicial District Court for the Parish of Vermillion on July 29, 2016, the Company was named as a defendant, among 26 oil and gas companies, in the Cameron Parish complaint and among more than 40 oil and gas companies in the Vermillion Parish complaint, or the Complaints. The Complaints were filed under the State and Local Coastal Resources Management Act of 1978, as amended, and the rules, regulations, orders and ordinances adopted thereunder, which the Company referred to collectively as the CZM Laws, and allege that certain of the defendants’ oil and gas exploration, production and transportation operations associated with the development of the East Hackberry and West Hackberry oil and gas fields, in the case of the Cameron Parish complaint, and the Tigre Lagoon and Lac Blanc oil and gas fields, in the case of the Vermillion Parish complaint, were conducted in violation of the CZM Laws. The Complaints allege that such activities caused substantial damage to land and waterbodies located in the coastal zone of the relevant Parish, including due to defendants’ design, construction and use of waste pits and the alleged failure to properly close the waste pits and to clear, re-vegetate, detoxify and return the property affected to its original condition, as well as the defendants’ alleged discharge of waste into the coastal zone. The Complaints also allege that the defendants’ oil and gas activities have resulted in the dredging of numerous canals, which had a direct and significant impact on the state coastal waters within the relevant Parish and that the defendants, among other things, failed to design, construct and maintain these canals using the best practical techniques to prevent bank slumping, erosion and saltwater intrusion and to minimize the potential for inland movement of storm-generated surges, which activities allegedly have resulted in the erosion of marshes and the degradation of terrestrial and aquatic life therein. The Complaints also allege that the defendants failed to re-vegetate, refill, clean, detoxify and otherwise restore these canals to their original condition. In these two petitions, the plaintiffs seek damages and other appropriate relief under the CZM Laws, including the payment of costs necessary to clear, re-vegetate, detoxify and otherwise restore the affected coastal zone of the relevant Parish to its original condition, actual restoration of such coastal zone to its original condition, and the payment of reasonable attorney fees and legal expenses and pre-judgment and post judgment interest.
The Company was served with the Cameron complaint in early May 2016 and with the Vermillion complaint in early September 2016.  The Louisiana Attorney General and the Louisiana Department of Natural Resources intervened in both the Cameron Parish suit and the Vermillion Parish suit.  Shortly after the Complaints were filed, certain defendants removed the cases to the lawsuit to the United States District Court for the Western District of Louisiana.  In both cases, the plaintiffs filed a motion to remand, and the plaintiffs agreed to an extension of time for all defendants to file responsive pleadings until the District Courts ruled on the motions to remand.  In the Vermilion Parish case, the District Court entered an order on September 26, 2017 remanding the lawsuit to the 15th Judicial District Court, State of Louisiana, Parish of Vermilion.  Pursuant to an

agreement with plaintiffs’ counsel, all defendants have an extension of time through November 27, 2017 to file responsive pleadings to plaintiffs’ petitions in the Vermilion Parish lawsuit.  In the Cameron Parish lawsuit, the District Court has not ruled on plaintiffs’ motion to remand.  Briefing on the motion to remand has been completed; however, no hearing has been set for the motion to remand, and the District Court has not given the parties any indication regarding when a ruling should be expected. Due the procedural posture of lawsuits, the fact that responsive pleadings have not been filed and the fact that the parties have not begun discovery, the Company has not had the opportunity to evaluate the applicability of the allegations made in plaintiffs' complaints to the Company's operations and management cannot determine the amount of loss, if any, that may result.
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
Fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas, Argus Louisiana Light Sweet Crude for oil, the NYMEX West Texas Intermediate for oil, and Mont Belvieu for propane and pentane. Below is a summary of the Company’s open fixed price swap positions as of September 30, 2017.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2017	NYMEX Henry Hub	765,000	$3.19
2018	NYMEX Henry Hub	898,000	$3.06
2019	NYMEX Henry Hub	112,000	$3.01

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2017	ARGUS LLS	1,500	$53.12
2018	ARGUS LLS	1,000	$53.91
Remaining 2017	NYMEX WTI	4,500	$54.89
2018	NYMEX WTI	3,000	$52.24

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2017	Mont Belvieu C3	3,000	$26.63
2018	Mont Belvieu C3	3,500	$28.03
Remaining 2017	Mont Belvieu C5	250	$49.14
2018	Mont Belvieu C5	500	$46.62

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

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2017	NYMEX Henry Hub	65,000	$3.11
2018	NYMEX Henry Hub	103,000	$3.25
2019	NYMEX Henry Hub	135,000	$3.07
For a portion of the combined natural gas derivative instruments containing fixed price swaps and sold call options, the counterparty has an option to extend the original terms an additional twelve months for the period January 2018 through December 2018. The option to extend the terms expires in December 2017. If extended, the Company would have additional fixed price swaps for 30,000 MMBtu per day at a weighted average price of $3.36 per MMBtu and additional short call options for 30,000 MMBtu per day at a weighted average ceiling price of $3.36 per MMBtu.
For a portion of the natural gas fixed price swaps listed above, the counterparty has an option to extend the original terms an additional twelve months for the period January 2019 through December 2019. The option to extend the terms expires in December 2018. If executed, the Company would have additional fixed price swaps for 100,000 MMBtu per day at a weighted average price of $3.05 per MMBtu.
In addition, the Company has entered into natural gas basis swap positions, which settle on the pricing index to basis differential of NGPL Mid-Continent to NYMEX Henry Hub. As of September 30, 2017, the Company had the following natural gas basis swap positions for NGPL Mid-Continent.

	Location	Daily Volume (MMBtu/day)	Hedged Differential
Remaining 2017	NGPL Mid-Continent	50,000	$(0.26)
2018	NGPL Mid-Continent	12,000	$(0.26)
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Short-term derivative instruments - asset	$35,332	$3,488
Long-term derivative instruments - asset	$6,409	$5,696
Short-term derivative instruments - liability	$29,130	$119,219
Long-term derivative instruments - liability	$19,712	$26,759
Gains and Losses

The following table presents the gain and loss recognized in Net (loss) gain on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016.

	Net (loss) gain on derivative instruments
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Natural gas derivatives	$(7,077)	$33,167	$135,868	$(43,454)
Oil derivatives	(6,571)	1,708	12,477	362
Natural gas liquids derivatives	(9,212)	406	(6,757)	(1,284)
Total	$(22,860)	$35,281	$141,588	$(44,376)
Offsetting of derivative assets and liabilities
As noted above, the Company records the fair value of derivative instruments on a gross basis. The following table presents the gross amounts of recognized derivative assets and liabilities in the consolidated balance sheets and the amounts that are subject to offsetting under master netting arrangements with counterparties, all at fair value.

	As of September 30, 2017
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
	(In thousands)
Derivative assets	$41,741	$(36,969)	$4,772
Derivative liabilities	$(48,842)	$36,969	$(11,873)

	As of December 31, 2016
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
	(In thousands)
Derivative assets	$9,184	$(9,184)	$—
Derivative liabilities	$(145,978)	$9,184	$(136,794)
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
The following tables summarize the Company’s financial and non-financial assets and liabilities by FASB ASC 820 valuation level as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$41,741	$—
Liabilities:
Derivative Instruments	$—	$48,842	$—

	December 31, 2016
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$9,184	$—
Liabilities:
Derivative Instruments	$—	$145,978	$—

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
The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, Asset Retirement and Environmental Obligations (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 2 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the nine months ended September 30, 2017 were approximately $11.6 million.
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
At September 30, 2017, the carrying value of the outstanding debt represented by the Notes was approximately $1.6 billion, including the unamortized debt issuance cost of approximately $5.5 million related to the 2023 Notes, approximately $10.2 million related to the 2024 Notes and approximately $14.3 million related to the 2025 Notes. Based on the quoted market price, the fair value of the Notes was determined to be approximately $1.6 billion at September 30, 2017.

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

In connection with the 2024 Notes and the 2025 Notes Offerings, the Company and its subsidiary guarantors entered into two registration rights agreements, pursuant to which the Company agreed to file a registration statement with respect to offers to exchange the 2024 Notes and the 2025 Notes for new issues of substantially identical debt securities registered under the Securities Act. The exchange offers for the 2024 Notes and the 2025 Notes were completed on September 13, 2017.
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

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	September 30, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$89,095	$36,175	$1	$—	$125,271
Accounts receivable - oil and natural gas	126,746	53,360	—	—	180,106
Accounts receivable - related parties	362	—	—	—	362
Accounts receivable - intercompany	514,187	57,927	—	(572,114)	—
Prepaid expenses and other current assets	5,486	180	—	—	5,666
Short-term derivative instruments	35,332	—	—	—	35,332
Total current assets	771,208	147,642	1	(572,114)	346,737
Property and equipment:
Oil and natural gas properties, full-cost accounting	6,371,324	2,496,644	—	(729)	8,867,239
Other property and equipment	84,182	43	—	—	84,225
Accumulated depletion, depreciation, amortization and impairment	(4,043,843)	(36)	—	—	(4,043,879)
Property and equipment, net	2,411,663	2,496,651	—	(729)	4,907,585
Other assets:
Equity investments and investments in subsidiaries	2,262,011	70,375	58,674	(2,111,778)	279,282
Long-term derivative instruments	6,409	—	—	—	6,409
Deferred tax asset	4,692	—	—	—	4,692
Inventories	9,438	4,470	—	—	13,908
Other assets	10,561	8,424	—	—	18,985
Total other assets	2,293,111	83,269	58,674	(2,111,778)	323,276
Total assets	$5,475,982	$2,727,562	$58,675	$(2,684,621)	$5,577,598

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$430,195	$152,733	$—	$—	$582,928
Accounts payable - intercompany	57,927	514,060	127	(572,114)	—
Asset retirement obligation - current	195	—	—	—	195
Derivative instruments	29,130	—	—	—	29,130
Current maturities of long-term debt	570	—	—	—	570
Total current liabilities	518,017	666,793	127	(572,114)	612,823
Long-term derivative instrument	19,712	—	—	—	19,712
Asset retirement obligation - long-term	37,456	6,810	—	—	44,266
Long-term debt, net of current maturities	1,958,136	—	—	—	1,958,136
Total liabilities	2,533,321	673,603	127	(572,114)	2,634,937

Stockholders’ equity:
Common stock	1,831	—	—	—	1,831
Paid-in capital	4,413,623	1,905,599	258,871	(2,164,470)	4,413,623
Accumulated other comprehensive (loss) income	(40,339)	—	(38,443)	38,443	(40,339)
Retained (deficit) earnings	(1,432,454)	148,360	(161,880)	13,520	(1,432,454)
Total stockholders’ equity	2,942,661	2,053,959	58,548	(2,112,507)	2,942,661
Total liabilities and stockholders’ equity	$5,475,982	$2,727,562	$58,675	$(2,684,621)	$5,577,598

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,273,882	$1,993	$—	$—	$1,275,875
Restricted Cash	185,000	—	—	—	185,000
Accounts receivable - oil and natural gas	137,087	37,496	—	(37,822)	136,761
Accounts receivable - related parties	16	—	—	—	16
Accounts receivable - intercompany	449,517	1,151	—	(450,668)	—
Prepaid expenses and other current assets	3,135	—	—	—	3,135
Short-term derivative instruments	3,488	—	—	—	3,488
Total current assets	2,052,125	40,640	—	(488,490)	1,604,275

Property and equipment:
Oil and natural gas properties, full-cost accounting,	5,655,125	417,524	—	(729)	6,071,920
Other property and equipment	68,943	43	—	—	68,986
Accumulated depletion, depreciation, amortization and impairment	(3,789,746)	(34)	—	—	(3,789,780)
Property and equipment, net	1,934,322	417,533	—	(729)	2,351,126
Other assets:
Equity investments and investments in subsidiaries	236,327	33,590	45,213	(71,210)	243,920
Long-term derivative instruments	5,696	—	—	—	5,696
Deferred tax asset	4,692	—	—	—	4,692
Inventories	3,095	1,409	—	—	4,504
Other assets	8,932	—	—	—	8,932
Total other assets	258,742	34,999	45,213	(71,210)	267,744
Total assets	$4,245,189	$493,172	$45,213	$(560,429)	$4,223,145

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$255,966	$9,158	$—	$—	$265,124
Accounts payable - intercompany	31,202	457,163	126	(488,491)	—
Asset retirement obligation - current	195	—	—	—	195
Derivative instruments	119,219	—	—	—	119,219
Current maturities of long-term debt	276	—	—	—	276
Total current liabilities	406,858	466,321	126	(488,491)	384,814

Long-term derivative instrument	26,759	—	—	—	26,759
Asset retirement obligation - long-term	34,081	—	—	—	34,081
Long-term debt, net of current maturities	1,593,599	—	—	—	1,593,599
Total liabilities	2,061,297	466,321	126	(488,491)	2,039,253

Stockholders’ equity:
Common stock	1,588	—	—	—	1,588
Paid-in capital	3,946,442	33,822	257,026	(290,848)	3,946,442
Accumulated other comprehensive (loss) income	(53,058)	—	(50,931)	50,931	(53,058)
Retained (deficit) earnings	(1,711,080)	(6,971)	(161,008)	167,979	(1,711,080)
Total stockholders’ equity	2,183,892	26,851	45,087	(71,938)	2,183,892
Total liabilities and stockholders’ equity	$4,245,189	$493,172	$45,213	$(560,429)	$4,223,145

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended September 30, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$188,390	$77,108	$—	$—	$265,498

Costs and expenses:
Lease operating expenses	16,019	4,001	—	—	20,020
Production taxes	4,052	1,367	—	—	5,419
Midstream gathering and processing	52,725	16,647	—	—	69,372
Depreciation, depletion, and amortization	106,649	1	—	—	106,650
General and administrative	13,956	(892)	1	—	13,065
Accretion expense	335	121	—	—	456
Acquisition expense	(5)	38	—	—	33
	193,731	21,283	1	—	215,015

(LOSS) INCOME FROM OPERATIONS	(5,341)	55,825	(1)	—	50,483

OTHER (INCOME) EXPENSE:
Interest expense	27,914	(784)	—	—	27,130
Interest income	(29)	(8)	—	—	(37)
(Income) loss from equity method investments and investments in subsidiaries	(53,880)	128	296	56,193	2,737
Other income	(344)	(1)	—	—	(345)
	(26,339)	(665)	296	56,193	29,485

INCOME (LOSS) BEFORE INCOME TAXES	20,998	56,490	(297)	(56,193)	20,998
INCOME TAX EXPENSE	2,763	—	—	—	2,763

NET INCOME (LOSS)	$18,235	$56,490	$(297)	$(56,193)	$18,235

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended September 30, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$193,227	$465	$—	$—	$193,692

Costs and expenses:
Lease operating expenses	17,283	188	—	—	17,471
Production taxes	3,495	30	—	—	3,525
Midstream gathering and processing	45,385	90	—	—	45,475
Depreciation, depletion, and amortization	62,284	1	—	—	62,285
Impairment of oil and natural gas properties	212,194	—	—	—	212,194
General and administrative	10,772	(305)	—	—	10,467
Accretion expense	269	—	—	—	269
	351,682	4	—	—	351,686

(LOSS) INCOME FROM OPERATIONS	(158,455)	461	—	—	(157,994)

OTHER (INCOME) EXPENSE:
Interest expense	12,787	—	—	—	12,787
Interest income	(337)	—	—	—	(337)
Insurance Proceeds	(3,750)	—	—	—	(3,750)
(Income) loss from equity method investments and investments in subsidiaries	(6,457)	(99)	364	195	(5,997)
Other income	5	1			6
	2,248	(98)	364	195	2,709

(LOSS) INCOME BEFORE INCOME TAXES	(160,703)	559	(364)	(195)	(160,703)
INCOME TAX BENEFIT	(3,407)	—	—	—	(3,407)

NET (LOSS) INCOME	$(157,296)	$559	$(364)	$(195)	$(157,296)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Nine months ended September 30, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$710,184	$212,271	$—	$—	$922,455

Costs and expenses:
Lease operating expenses	49,891	10,153	—	—	60,044
Production taxes	10,799	3,665	—	—	14,464
Midstream gathering and processing	132,740	43,518	—	—	176,258
Depreciation, depletion, and amortization	254,884	3	—	—	254,887
General and administrative	39,882	(1,963)	3	—	37,922
Accretion expense	908	240	—	—	1,148
Acquisition expense	—	2,391	—	—	2,391
	489,104	58,007	3	—	547,114

INCOME (LOSS) FROM OPERATIONS	221,080	154,264	(3)	—	375,341

OTHER (INCOME) EXPENSE:
Interest expense	79,095	(4,298)	—	—	74,797
Interest income	(913)	(14)	—	—	(927)
(Income) loss from equity method investments and investments in subsidiaries	(136,969)	2,586	869	154,459	20,945
Other (income) expense	(1,522)	(241)	—	900	(863)
	(60,309)	(1,967)	869	155,359	93,952

INCOME (LOSS) BEFORE INCOME TAXES	281,389	156,231	(872)	(155,359)	281,389
INCOME TAX EXPENSE	2,763	—	—	—	2,763

NET INCOME (LOSS)	$278,626	$156,231	$(872)	$(155,359)	$278,626

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Nine months ended September 30, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$321,404	$1,090	$—	$—	$322,494

Costs and expenses:
Lease operating expenses	48,246	543	—	—	48,789
Production taxes	9,410	82	—	—	9,492
Midstream gathering and processing	122,250	226	—	—	122,476
Depreciation, depletion, and amortization	183,411	3			183,414
Impairment of oil and natural gas properties	601,806	—	—	—	601,806
General and administrative	33,230	(291)	2	—	32,941
Accretion expense	777	—	—	—	777
	999,130	563	2	—	999,695

(LOSS) INCOME FROM OPERATIONS	(677,726)	527	(2)	—	(677,201)

OTHER (INCOME) EXPENSE:
Interest expense	44,891	1	—	—	44,892
Interest income	(822)	—	—	—	(822)
Insurance Proceeds	(3,750)	—	—	—	(3,750)
Loss (income) from equity method investments and investments in subsidiaries	25,044	(40)	24,812	(24,240)	25,576
Other income	5	(8)	—	—	(3)
	65,368	(47)	24,812	(24,240)	65,893

(LOSS) INCOME BEFORE INCOME TAXES	(743,094)	574	(24,814)	24,240	(743,094)
INCOME TAX BENEFIT	(3,755)	—	—	—	(3,755)

NET (LOSS) INCOME	$(739,339)	$574	$(24,814)	$24,240	$(739,339)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Three months ended September 30, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$18,235	$56,490	$(297)	$(56,193)	$18,235
Foreign currency translation adjustment	6,832	158	6,674	(6,832)	6,832
Other comprehensive income (loss)	6,832	158	6,674	(6,832)	6,832
Comprehensive income (loss)	$25,067	$56,648	$6,377	$(63,025)	$25,067

	Three months ended September 30, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net (loss) income	$(157,296)	$559	$(364)	$(195)	$(157,296)
Foreign currency translation adjustment	(4,013)	—	(1,417)	1,417	(4,013)
Other comprehensive (loss) income	(4,013)	—	(1,417)	1,417	(4,013)
Comprehensive (loss) income	$(161,309)	$559	$(1,781)	$1,222	$(161,309)

	Nine months ended September 30, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$278,626	$156,231	$(872)	$(155,359)	$278,626
Foreign currency translation adjustment	12,719	232	12,487	(12,719)	12,719
Other comprehensive income (loss)	12,719	232	12,487	(12,719)	12,719
Comprehensive income (loss)	$291,345	$156,463	$11,615	$(168,078)	$291,345

	Nine months ended September 30, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net (loss) income	$(739,339)	$574	$(24,814)	$24,240	$(739,339)
Foreign currency translation adjustment	4,361	—	8,252	(8,252)	4,361
Other comprehensive income (loss)	4,361	—	8,252	(8,252)	4,361
Comprehensive (loss) income	$(734,978)	$574	$(16,562)	$15,988	$(734,978)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine months ended September 30, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$310,624	$181,108	$(1)	$2	$491,733

Net cash (used in) provided by investing activities	(1,849,554)	(1,554,063)	(1,843)	1,408,980	(1,996,480)

Net cash provided by (used in) financing activities	354,143	1,407,137	1,845	(1,408,982)	354,143

Net (decrease) increase in cash and cash equivalents	(1,184,787)	34,182	1	—	(1,150,604)

Cash and cash equivalents at beginning of period	1,273,882	1,993	—	—	1,275,875

Cash and cash equivalents at end of period	$89,095	$36,175	$1	$—	$125,271

	Nine months ended September 30, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$244,758	$517	$3,998	$(3,998)	$245,275

Net cash (used in) provided by investing activities	(420,257)	(26,500)	(18,510)	45,010	(420,257)

Net cash provided by (used in) financing activities	426,284	26,500	14,512	(41,012)	426,284

Net increase in cash and cash equivalents	250,785	517	—	—	251,302

Cash and cash equivalents at beginning of period	112,494	479	1	—	112,974

Cash and cash equivalents at end of period	$363,279	$996	$1	$—	$364,276

14.	RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years. The new standard permits retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented (full retrospective method) or (ii) recognition of a cumulative-effect adjustment as of the date of initial application (modified retrospective method). In July 2015, the FASB decided to defer the effective date by one year (until 2018). The Company is evaluating the impact of this ASU on its consolidated financial statements and working to identify any potential differences that would result from applying the requirements of the ASU to existing contracts and current accounting policies and practices. This evaluation requires, among other things, a review of the contracts it has with customers within each of the revenue streams identified within the Company's business, including natural gas sales, oil and condensate sales and natural gas liquid sales. The Company does not believe further disaggregation of revenue will be required under the new standard. Substantially all of the Company's revenue is earned pursuant to agreements under which they have currently interpreted one performance obligation, which is satisfied at a point-in-time. As part of the evaluation work to-date, the Company has substantially completed its contract reviews and documentation. Due to industry-wide ongoing discussions on certain application issues, the Company cannot reasonably estimate the expected financial statement impact; however, it does not expect the impact of the application of the new standard to have a material impact on net income or cash flows based on the reviews performed to-date. The Company is currently assessing the requirements for additional disclosures and documentation of new policies, procedures, system, control and data requirements. The Company’s expectation is to adopt the standard on January 1, 2018, using the modified retrospective method. Based on the analysis to-date, the Company has not identified any material impact on their consolidated financial statements other than additional disclosures requirements.
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

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This guidance rescinds SEC Staff Observer comments that are codified in Topic 606, Revenue from Contracts with Customers, and Topic 932, Extractive Activities--Oil and Gas. This amendment is effective upon adoption of Topic 606. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements.

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
Derivatives
In October of 2017, the Company entered into fixed price swaps for 2018 for approximately 1,500 Bbls of oil per day at a weighted average price of $52.05 per Bbl. The Company’s fixed price swap contracts are tied to the commodity prices on NYMEX WTI. The Company will receive the fixed price amount stated in the contract and pay to its counterparty the current market price as listed on NYMEX for oil.
Senior Notes Offering
On October 11, 2017, the Company issued $450.0 million in aggregate principal amount of its 6.375% Senior Notes due 2026 (the “2026 Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. Interest on the 2026 Notes accrues at a rate of 6.375% per annum on the outstanding principal amount thereof from October 11, 2017, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2018. The 2026 Notes will mature on January 15, 2026. A portion of the net proceeds from the issuance of the 2026 Notes was used to repay all of the Company's outstanding borrowings under its secured revolving credit facility on October 11, 2017 and the balance will be used to fund the remaining anticipated outspend related to the Company's 2017 capital development plans.

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
2017 Operational and Other Highlights

•
Production increased 63% to 110,367 net million cubic feet of natural gas equivalent, or MMcfe, for the three months ended September 30, 2017 from 67,541 MMcfe for the three months ended September 30, 2016. Our net daily production mix for the third quarter of 2017 averaged 1,199.6 MMcfe per day and was comprised of approximately 88% natural gas, 8% natural gas liquids, or NGLs, and 4% oil.

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

•
During the three months ended September 30, 2017, we spud 23 gross (23.0 net) wells in the Utica Shale, participated in an additional four gross (1.3 net) wells that were drilled by other operators on our Utica Shale acreage and spud six gross and net wells and recompleted nine gross and net wells on our Louisiana acreage. In addition, during the three months ended September 30, 2017, seven gross (6.1 net) wells were spud in the SCOOP. We also participated in an additional three gross (0.03 net) wells that were drilled by other operators on our SCOOP acreage. Of the 36 new wells we spud, at September 30, 2017, 28 were in various stages of completion and eight were being drilled. In addition, 19 gross (17.9 net) operated wells and nine gross (2.1 net) non-operated wells were turned-to-sales in our Utica Shale operating area and six gross (5.6 net) operated wells and 12 gross (0.43 net) non-operated wells were turned-to-sales in our SCOOP operating area during the three months ended September 30, 2017.

•	During the nine months ended September 30, 2017, we reduced our unit lease operating expense by 16% to $0.21 per Mcfe from $0.26 per Mcfe during the nine months ended September 30, 2016.

•	During the nine months ended September 30, 2017, we decreased our unit general and administrative expense by 22% to $0.13 per Mcfe from $0.17 per Mcfe during the nine months ended September 30, 2016.

•
On October 11, 2017, we issued $450.0 million in aggregate principal amount of our 6.375% Senior Notes due 2026, or the 2026 Notes, to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. Interest on the 2026 Notes accrues at a rate of 6.375% per annum on the outstanding principal amount thereof from October 11, 2017, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2018. The 2026 Notes will mature on January 15, 2026. A portion of the net proceeds from the issuance of the 2026 Notes was used to repay all of our outstanding borrowings under our secured revolving credit facility on October 11, 2017 and the balance will be used to fund the remaining anticipated outspend related to our 2017 capital development plans.

2017 Production and Drilling Activity
During the three months ended September 30, 2017, our total net production was 97,824,927 cubic feet, or Mcf, of natural gas, 685,316 barrels of oil and 59,007,909 gallons of NGLs for a total of 110,367 MMcfe, as compared to 58,150,669 Mcf of natural gas, 521,356 barrels of oil and 43,837,087 gallons of NGLs, or 67,541 MMcfe, for the three months ended September 30, 2016. Our total net production averaged approximately 1,199.6 MMcfe per day during the three months ended September 30, 2017 as compared to 734.1 MMcfe per day during the same period in 2016. The 63% increase in production is largely the result of the continuing development of our Utica Shale acreage and production attributable to the Acquisition.
Utica Shale. As of November 1, 2017, we held leasehold interests in approximately 235,000 gross (213,000 net) acres in the Utica Shale. From January 1, 2017 through November 1, 2017, we spud 89 gross (84.1 net) wells, of which 16 were producing, 69 were in various stages of completion and four were being drilled at November 1, 2017. In addition, 16 gross (5.5 net) wells were drilled by other operators on our Utica Shale acreage during the nine months ended September 30, 2017.
As of November 1, 2017, we had four operated horizontal rigs under contract on our Utica Shale acreage. We currently intend to spud 96 gross (91 net) horizontal wells, and commence sales from 68 gross (61 net) wells, on our Utica Shale acreage in 2017.
Aggregate net production from our Utica Shale acreage during the three months ended September 30, 2017 was approximately 90,822 MMcfe, or an average of 987.2 MMcfe per day, of which 94% was from natural gas and 6% was from oil and NGLs.
SCOOP. As of November 1, 2017, we held leasehold interests in approximately 50,400 net acres in the SCOOP. From January 1, 2017 through November 1, 2017, 16 gross (13.6 net) wells were spud, of which four were being drilled and 12 were waiting on completion at November 1, 2017. In addition, 25 gross (0.8 net) wells were drilled by other operators on our SCOOP acreage during the period from February 17, 2017 to September 30, 2017.
As of November 1, 2017, we had four horizontal rigs under contract on our SCOOP acreage. We currently intend to spud 22 gross (18 net) wells, and commence sales from 18 gross (16 net) wells, on our SCOOP acreage in 2017.
Aggregate net production from our SCOOP acreage during the three months ended September 30, 2017 was approximately 17,888 MMcfe, or an average of 194.4 MMcfe per day, of which 70% was from natural gas and 30% was from oil and NGLs.
WCBB. From January 1, 2017 through November 1, 2017, we spud ten new wells and recompleted 59 wells. Aggregate net production from the WCBB field during the three months ended September 30, 2017 was approximately 1,255 MMcfe, or an average of 13.6 MMcfe per day, 98% of which was from oil.
East Hackberry Field. From January 1, 2017 through November 1, 2017, we spud five new wells and recompleted 20 wells. Aggregate net production from the East Hackberry field during the three months ended September 30, 2017 was approximately 296 MMcfe, or an average of 3.2 MMcfe per day, of which 98% was from oil and 2% was from natural gas.
West Hackberry Field. From January 1, 2017 through November 1, 2017, we did not spud any wells in our West Hackberry field. Aggregate net production from the West Hackberry field during the three months ended September 30, 2017 was approximately 19.7 MMcfe, or an average of 214.5 Mcfe per day, all of which was from oil.
We currently intend to drill 15 gross and net wells and perform recompletion activities on our acreage in Southern Louisiana.
Niobrara Formation. As of September 30, 2017, we held leases for approximately 4,000 net acres in the Niobrara Formation in Northwestern Colorado. From January 1, 2017 through November 1, 2017, there were no wells spud on our Niobrara Formation acreage. Aggregate net production was approximately 19.9 MMcfe, or an average of 216.5 Mcfe per day during the three months ended September 30, 2017, all of which was from oil.
Bakken. As of September 30, 2017, we held approximately 778 net acres in the Bakken Formation of Western North Dakota and Eastern Montana with interests in 18 wells and overriding royalty interests in certain existing and future wells. Aggregate net production from this acreage during the three months ended September 30, 2017 was approximately 64.5 MMcfe, or an average of 701.4 Mcfe per day, of which 78% was from oil, 15% was from natural gas and 7% was from NGLs.

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
Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled approximately $3.0 billion at September 30, 2017 and $1.6 billion at December 31, 2016. These costs are reviewed quarterly by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.
Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling (as defined in the preceding paragraph). If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. For instance, as a result of the decline in commodity prices in 2015 and 2016 and subsequent reduction in our proved reserves, we recognized a ceiling test impairment of $715.5 million for the year ended December 31, 2016. At September 30, 2017, the calculated ceiling was greater than the net book value of our oil and natural gas properties, thus no ceiling test impairment was required for the nine months ended September 30, 2017. If prices of oil, natural gas and natural gas liquids decline in the future, we may be required to further write down the value of our oil and natural gas properties, which could negatively affect our results of operations.
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
Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management’s opinion, it is more likely than not that some portion will not be realized. At September 30, 2017, a valuation allowance of $548.4 million had been provided against the net deferred tax asset, with the exception of certain state net operating losses, or NOL, and alternative minimum tax, or AMT, credits that we expect to be able to utilize with NOL carrybacks and tax planning in the amount of $4.7 million.
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
See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for a summary of our derivative instruments in place as of September 30, 2017.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2017 and 2016
We reported net income of $18.2 million for the three months ended September 30, 2017 as compared to a net loss of $157.3 million for the three months ended September 30, 2016. This $175.5 million period-to-period increase was due primarily to a $71.8 million increase in natural gas, oil and NGL revenues and no impairment charge for the three months ended September 30, 2017 as compared to a $212.2 million impairment of oil and natural gas properties for the three months ended September 30, 2016, partially offset by a $23.9 million increase in midstream gathering and processing expenses, an $8.7 million increase in loss from equity method investments, net, a $14.3 million increase in interest expense and a $2.5 million increase in lease operating expenses for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.
Oil and Gas Revenues. For the three months ended September 30, 2017, we reported natural gas, oil and NGL revenues of $265.5 million as compared to oil and natural gas revenues of $193.7 million during the same period in 2016. This $71.8 million, or 37%, increase in revenues was primarily attributable to the following:

•
A $58.1 million decrease in natural gas, oil and NGL sales due to an unfavorable change in gains and losses from derivative instruments. Of the total change, $59.3 million was due to unfavorable changes in the fair value of our open derivative positions in each period, offset by a $1.2 million favorable change in settlements related to our derivative positions.

•	A $101.3 million increase in natural gas sales without the impact of derivatives due to an 8% increase in natural gas market prices and a 68% increase in natural gas sales volumes.

•	A $9.6 million increase in oil and condensate sales without the impact of derivatives due to a 9% increase in oil and condensate market prices and a 31% increase in oil and condensate sales volumes.

•
A $19.0 million increase in natural gas liquids sales without the impact of derivatives due to a 73% increase in natural gas liquids market prices and a 35% increase in natural gas liquids sales volumes.

The following table summarizes our oil and natural gas production and related pricing for the three months ended September 30, 2017, as compared to such data for the three months ended September 30, 2016:

	Three months ended September 30,
	2017	2016
	($ In thousands)
Natural gas sales
Natural gas production volumes (MMcf)	97,825	58,151

Total natural gas sales	$223,340	$122,018

Natural gas sales without the impact of derivatives ($/Mcf)	$2.28	$2.10
Impact from settled derivatives ($/Mcf)	$0.13	$0.21
Average natural gas sales price, including settled derivatives ($/Mcf)	$2.41	$2.31

Oil and condensate sales
Oil and condensate production volumes (MBbls)	685	521

Total oil and condensate sales	$31,459	$21,799

Oil and condensate sales without the impact of derivatives ($/Bbl)	$45.90	$41.81
Impact from settled derivatives ($/Bbl)	$4.36	$1.62
Average oil and condensate sales price, including settled derivatives ($/Bbl)	$50.26	$43.43

Natural gas liquids sales
Natural gas liquids production volumes (MGal)	59,008	43,837

Total natural gas liquids sales	$33,559	$14,594

Natural gas liquids sales without the impact of derivatives ($/Gal)	$0.57	$0.33
Impact from settled derivatives ($/Gal)	$(0.03)	$—
Average natural gas liquids sales price, including settled derivatives ($/Gal)	$0.54	$0.33

Natural gas, oil and condensate and natural gas liquids sales
Gas equivalents (MMcfe)	110,367	67,541

Total natural gas, oil and condensate and natural gas liquids sales	$288,358	$158,411

Natural gas, oil and condensate and natural gas liquids sales without the impact of derivatives ($/Mcfe)	$2.61	$2.35
Impact from settled derivatives ($/Mcfe)	$0.13	$0.19
Average natural gas, oil and condensate and natural gas liquids sales price, including settled derivatives ($/Mcfe)	$2.74	$2.54

Production Costs:
Average production costs (per Mcfe)	$0.18	$0.26
Average production taxes and midstream costs (per Mcfe)	$0.68	$0.73
Total production and midstream costs and production taxes (per Mcfe)	$0.86	$0.99

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $20.0 million for the three months ended September 30, 2017 from $17.5 million for the three months ended September 30, 2016. This $2.5 million increase was primarily the result of an increase in expenses related to ad valorem taxes, location and facility repairs and maintenance, supervision and labor expenses, chemicals, surface rentals and water hauling, partially offset by a decrease in water disposal and workover expenses. However, due to increased efficiencies and a 63% increase in our production volumes for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, our per unit LOE decreased by 30% from $0.26 per Mcfe to $0.18 per Mcfe.

Production Taxes. Production taxes increased $1.9 million to $5.4 million for the three months ended September 30, 2017 from $3.5 million for the three months ended September 30, 2016. This increase was related to an increase in realized prices and production volumes.
Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased $23.9 million to $69.4 million for the three months ended September 30, 2017 from $45.5 million for the same period in 2016. This increase was primarily attributable to midstream expenses related to our increased production volumes in the Utica Shale resulting from our 2016 and 2017 drilling activities, as well as production volumes resulting from our recent SCOOP acquisition.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $106.7 million for the three months ended September 30, 2017, and consisted of $105.1 million in depletion of oil and natural gas properties and $1.6 million in depreciation of other property and equipment, as compared to total DD&A expense of $62.3 million for the three months ended September 30, 2016. This increase was due to an increase in our full cost pool as a result of our SCOOP acquisition and an increase in our production, partially offset by an increase in our total proved reserves volume used to calculate our total DD&A expense.
General and Administrative Expenses. Net general and administrative expenses increased to $13.1 million for the three months ended September 30, 2017 from $10.5 million for the three months ended September 30, 2016. This $2.6 million increase was due to increases in salaries and benefits, consulting fees and bank service charges, partially offset by a decrease in employee stock compensation expense and legal fees. However, during the three months ended September 30, 2017, we decreased our unit general and administrative expense by 24% to $0.12 per Mcfe from $0.15 per Mcfe during the three months ended September 30, 2016.
Accretion Expense. Accretion expense remained relatively flat at $0.5 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively.
Interest Expense. Interest expense increased to $27.1 million for the three months ended September 30, 2017 from $12.8 million for the three months ended September 30, 2016 due primarily to the issuance of $600.0 million in aggregate principal amount of our 6.375% Senior Notes due 2025, or the 2025 Notes, in December 2016. In addition, total weighted average debt outstanding under our revolving credit facility was $273.7 million for the three months ended September 30, 2017 as compared to no debt outstanding under such facility for the same period in 2016. As of September 30, 2017, amounts borrowed under our revolving credit facility bore interest at the Eurodollar rate of 3.74%. In addition, we capitalized approximately $2.1 million and $4.7 million in interest expense to undeveloped oil and natural gas properties during the three months ended September 30, 2017 and 2016, respectively. This decrease in capitalized interest in the 2017 period was primarily due to a decrease in our average undeveloped leasehold costs in the Utica, partially offset by the SCOOP Acquisition.
Income Taxes. As of September 30, 2017, we had a federal net operating loss carryforward of approximately $606.5 million, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At September 30, 2017, a valuation allowance of $548.4 million had been provided against the net deferred tax asset, with the exception of certain state NOLs and AMT credits that we expect to be able to utilize with NOL carrybacks and tax planning in the amount of $4.7 million.
Comparison of the Nine Months Ended September 30, 2017 and 2016
We reported net income of $278.6 million for the nine months ended September 30, 2017 as compared to a net loss of $739.3 million for the nine months ended September 30, 2016. This $1.0 billion period-to-period increase was due primarily to a $600.0 million increase in natural gas, oil and NGL revenues and no impairment charge for the nine months ended September 30, 2017 as compared to a $601.8 million impairment of oil and natural gas properties for the nine months ended

September 30, 2016, partially offset by a $53.8 million increase in midstream gathering and processing expenses, a $29.9 million increase in interest expense and an $11.3 million increase in lease operating expenses for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.
Oil and Gas Revenues. For the nine months ended September 30, 2017, we reported oil and natural gas revenues of $922.5 million as compared to oil and natural gas revenues of $322.5 million during the same period in 2016. This $600.0 million, or 186%, increase in revenues was primarily attributable to the following:

•
A $186.0 million increase in natural gas, oil and NGL sales due to a favorable change in gains and losses from derivative instruments. Of the total change, $313.7 million was due to favorable changes in the fair value of our open derivative positions in each period, offset by $127.7 million unfavorable change in settlements related to our derivative positions.

•	A $334.7 million increase in natural gas sales without the impact of derivatives due to a 48% increase in natural gas market prices and a 50% increase in natural gas sales volumes.

•	A $24.5 million increase in oil and condensate sales without the impact of derivatives due to a 27% increase in oil and condensate market prices and a 10% increase in oil and condensate sales volumes.

•
A $54.8 million increase in natural gas liquid sales without the impact of derivatives due to a 90% increase in natural gas liquids market prices and a 39% increase in natural gas liquids sales volumes.

The following table summarizes our oil and natural gas production and related pricing for the nine months ended September 30, 2017, as compared to such data for the nine months ended September 30, 2016:

	Nine months ended September 30,
	2017	2016
	($ In thousands)
Natural gas sales
Natural gas production volumes (MMcf)	247,012	164,233

Total natural gas sales	$606,544	$271,873

Natural gas sales without the impact of derivatives ($/Mcf)	$2.46	$1.66
Impact from settled derivatives ($/Mcf)	$0.03	$0.78
Average natural gas sales price, including settled derivatives ($/Mcf)	$2.49	$2.44

Oil and condensate sales
Oil and condensate production volumes (MBbls)	1,849	1,675

Total oil and condensate sales	$85,338	$60,799

Oil and condensate sales without the impact of derivatives ($/Bbl)	$46.15	$36.31
Impact from settled derivatives ($/Bbl)	$2.92	$6.42
Average oil and condensate sales price, including settled derivatives ($/Bbl)	$49.07	$42.73

Natural gas liquids sales
Natural gas liquids production volumes (MGal)	162,483	117,217

Total natural gas liquids sales	$88,985	$34,198

Natural gas liquids sales without the impact of derivatives ($/Gal)	$0.55	$0.29
Impact from settled derivatives ($/Gal)	$(0.01)	$—
Average natural gas liquids sales price, including settled derivatives ($/Gal)	$0.54	$0.29

Natural gas, oil and condensate and natural gas liquids sales
Gas equivalents (MMcfe)	281,318	191,026

Total natural gas, oil and condensate and natural gas liquids sales	$780,867	$366,870

Natural gas, oil and condensate and natural gas liquids sales without the impact of derivatives ($/Mcfe)	$2.78	$1.92
Impact from settled derivatives ($/Mcfe)	$0.04	$0.73
Average natural gas, oil and condensate and natural gas liquids sales price, including settled derivatives ($/Mcfe)	$2.82	$2.65

Production Costs:
Average production costs (per Mcfe)	$0.21	$0.26
Average production taxes and midstream costs (per Mcfe)	$0.68	$0.69
Total production and midstream costs and production taxes (per Mcfe)	$0.89	$0.95

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $60.0 million for the nine months ended September 30, 2017 from $48.8 million for the nine months ended September 30, 2016. This increase was mainly the result of an increase in expenses related to supervision and labor, overhead, compressors, surface rentals, water hauling and treatment, chemicals, workover costs and road, location and equipment repairs and maintenance, partially offset by a decrease in ad valorem taxes and disposal costs. However, due to increased efficiencies and a 47% increase in our production volumes for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, our per unit LOE decreased by 16% from $0.26 per Mcfe to $0.21 per Mcfe.
Production Taxes. Production taxes increased $4.9 million to $14.5 million for the nine months ended September 30, 2017 from $9.5 million for the same period in 2016. This increase was primarily related to an increase in realized prices and production volumes.
Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased by $53.8 million to $176.3 million for the nine months ended September 30, 2017 from $122.5 million for the same period in 2016. This increase was primarily attributable to midstream expenses related to our increased production volumes in the Utica Shale resulting from our 2016 and 2017 drilling activities, as well as production volumes resulting from our recent SCOOP acquisition.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $254.9 million for the nine months ended September 30, 2017, and consisted of $250.5 million in depletion of oil and natural gas properties and $4.4 million in depreciation of other property and equipment, as compared to total DD&A expense of $183.4 million for the nine months ended September 30, 2016. This increase was due to an increase in our full cost pool as a result of our SCOOP acquisition and an increase in our production, partially offset by an increase in our total proved reserves volume used to calculate our total DD&A expense.
General and Administrative Expenses. Net general and administrative expenses increased to $37.9 million for the nine months ended September 30, 2017 from $32.9 million for the nine months ended September 30, 2016. This $5.0 million increase was due to increases in salaries and benefits, consulting fees, bank service charges, computer support and franchise taxes, partially offset by a decrease in employee stock compensation expense and legal fees. However, during the nine months ended September 30, 2017, we decreased our unit general and administrative expense by 22% to $0.13 per Mcfe from $0.17 per Mcfe during the nine months ended September 30, 2016.
Accretion Expense. Accretion expense was $1.1 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively.
Interest Expense. Interest expense increased to $74.8 million for the nine months ended September 30, 2017 from $44.9 million for the nine months ended September 30, 2016 due primarily to the issuance of $600.0 million of the 2025 Notes in December 2016. In addition, total weighted average debt outstanding under our revolving credit facility was $146.0 million for the nine months ended September 30, 2017 as compared to no debt outstanding under such facility for the same period in 2016. Additionally, we capitalized approximately $8.8 million and $7.7 million in interest expense to undeveloped oil and natural gas properties during the nine months ended September 30, 2017 and September 30, 2016, respectively. This increase in capitalized interest in the 2017 period was primarily due to the SCOOP Acquisition.
Income Taxes. As of September 30, 2017, we had a net operating loss carryforward of approximately $606.5 million, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At September 30, 2017, a valuation allowance of $548.4 million had been provided against the net deferred tax asset, with the exception of certain state NOLs and AMT credits that we expect to be able to utilize with NOL carrybacks and tax planning in the amount of $4.7 million.
Liquidity and Capital Resources
Overview.
Historically, our primary sources of funds have been cash flow from our producing oil and natural gas properties, borrowings under our credit facility and issuances of equity and debt securities. Our ability to access any of these sources of funds can be significantly impacted by decreases in oil and natural gas prices or oil and natural gas production.

Net cash flow provided by operating activities was $491.7 million for the nine months ended September 30, 2017 as compared to net cash flow provided by operating activities of $245.3 million for the same period in 2016. This increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 57% increase in net revenues after giving effect to settled derivative instruments, partially offset by an increase in our operating expenses.
Net cash used in investing activities for the nine months ended September 30, 2017 was $2.0 billion as compared to $420.3 million for the same period in 2016. During the nine months ended September 30, 2017, we spent $789.7 million in additions to oil and natural gas properties, of which $528.2 million was spent on our 2017 drilling, completion and recompletion activities, $86.3 million was spent on expenses attributable to wells spud, completed and recompleted during 2016, $1.9 million was spent on facility enhancements, $96.5 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale and $7.2 million was spent on seismic, with the remainder attributable mainly to future location development and capitalized general and administrative expenses. We also spent $1.3 billion to fund the cash portion of the purchase price for our SCOOP acquisition. In addition, $1.8 million was invested in Grizzly and $39.4 million was invested in Strike Force, net of distributions, during the nine months ended September 30, 2017. We did not make any investments in our other equity investments during the nine months ended September 30, 2017.
Net cash provided by financing activities for the nine months ended September 30, 2017 was $354.1 million as compared to $426.3 million for the same period in 2016. The 2017 amount provided by financing activities is primarily attributable to borrowings under our revolving credit facility. The 2016 amount provided by financing activities is primarily attributable to the net proceeds of approximately $411.7 million from our March 2016 equity offering.
Credit Facility.
We have entered into a senior secured revolving credit facility, as amended, with The Bank of Nova Scotia, as the lead arranger and administrative agent and certain lenders from time to time party thereto. The credit agreement provides for a maximum facility amount of $1.5 billion and matures on December 13, 2021. As of September 30, 2017, we had a borrowing base of $1.0 billion and $365.0 million in borrowings outstanding, and total funds available for borrowing under our revolving credit facility, after giving effect to an aggregate of $237.5 million of outstanding letters of credit, were $397.5 million. This facility is secured by substantially all of our assets. Our wholly-owned subsidiaries guarantee our obligations under our revolving credit facility.
In connection with our fall redetermination under our revolving credit facility, the lead lenders have proposed to increase our borrowing base from $1.0 million to $1.2 billion, with an elected commitment of $1.0 billion, and decrease the interest rate by 50 basis points, subject to the approval of the additional banks within the syndicate.
Advances under our revolving credit facility may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 1.00% to 2.00%, plus (2) the highest of: (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 2.00% to 3.00%, plus (2) the London interbank offered rate that appears on pages LIBOR01 or LIBOR02 of the Reuters screen that displays such rate for deposits in U.S. dollars, or, if such rate is not available, the rate as administered by ICE Benchmark Administration (or any other person that takes over administration of such rate) per annum equal to the offered rate on such other page or other service that displays an average London interbank offered rate as administered by ICE Benchmark Administration (or any other person that takes over the administration of such rate) for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. As of September 30, 2017, amounts borrowed under our revolving credit facility bore interest at the Eurodollar rate of 3.74%.
Our revolving credit facility contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in our revolving credit facility. Our revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of net funded debt to EBITDAX (net income, excluding (i) any non-cash revenue or expense associated with swap contracts resulting from ASC 815 and (ii) any cash or non-cash revenue or expense attributable to minority investment plus without duplication and, in the case of expenses, to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) exploration costs deducted in determining net income under successful efforts accounting, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings (provided that expenses related to any unsuccessful dispositions will be limited to $3.0 million in the aggregate) for a twelve-month period may not be greater than 4.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with these financial covenants at September 30, 2017.
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
In April 2015, we issued an aggregate of $350.0 million in principal amount of our 6.625% Senior Notes due 2023. Interest on these senior notes, which we refer to as the 2023 Notes, accrues at a rate of 6.625% per annum on the outstanding principal amount thereof from April 21, 2015, payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2015. The 2023 Notes will mature on May 1, 2023.
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
In connection with the issuance of the 2024 Notes and the 2025 Notes, we and our subsidiary guarantors entered into two registration rights agreements, pursuant to which we agreed to file a registration statement with respect to offers to exchange the 2024 Notes and the 2025 Notes for new issues of substantially identical debt securities registered under the Securities Act. The exchange offers for the 2024 Notes and the 2025 Notes were completed on September 13, 2017.
On October 11, 2017, we issued $450.0 million in aggregate principal amount of our 2026 Notes. Interest on the 2026 Notes accrues at a rate of 6.375% per annum on the outstanding principal amount thereof from October 11, 2017, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2018. The 2026 Notes will mature on January 15, 2026. A portion of the net proceeds from the issuance of the 2026 Notes was used to repay all of our outstanding borrowings under our secured revolving credit facility on October 11, 2017 and the balance will be used to fund the remaining anticipated outspend related to our 2017 capital development plans.
All of our existing and future restricted subsidiaries that guarantee our secured revolving credit facility or certain other debt guarantee the 2023 Notes, 2024 Notes and 2025 Notes; provided, however, that the 2023 Notes, 2024 Notes and 2025 Notes are not guaranteed by Grizzly Holdings, Inc. and will not be guaranteed by any of our future unrestricted subsidiaries. The guarantees rank equally in the right of payment with all of the senior indebtedness of the subsidiary guarantors and senior in the right of payment to any future subordinated indebtedness of the subsidiary guarantors. The 2023 Notes, 2024 Notes and 2025 Notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors’ secured indebtedness (including all borrowings and other obligations under our amended and restated credit agreement) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries that do not guarantee the 2023 Notes, 2024 Notes and 2025 Notes.
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
Construction Loan.
On June 4, 2015, we entered into a construction loan agreement, or the construction loan, with InterBank for the construction of our new corporate headquarters in Oklahoma City, which was substantially completed in December 2016. The construction loan allows for maximum principal borrowings of $24.5 million and required us to fund 30% of the cost of the construction before any funds could be drawn, which occurred in January 2016. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.50% per annum and was payable on the last day of the month through May 31, 2017. Monthly interest and principal payments are due beginning June 30, 2017, with the final payment due June 4, 2025. As of September 30, 2017, the total borrowings under the construction loan were approximately $23.8 million.
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
From January 1, 2017 through November 1, 2017, we spud 89 gross (84.1 net) wells in the Utica Shale. We currently expect to spud 96 gross (91 net) horizontal wells and commence sales from 68 gross (61 net) wells on our Utica Shale acreage during 2017. As of November 1, 2017, we had four operated horizontal rigs drilling in the play. We also anticipate an additional 24 gross (eight net) horizontal wells will be drilled, and sales commenced from 45 gross (nine net) horizontal wells, on our Utica Shale acreage by other operators during 2017. We currently anticipate our 2017 capital expenditures to be approximately $735.0 million related to our operated and non-operated Utica Shale drilling and completion activity.
From January 1, 2017 through November 1, 2017, 16 gross (13.6 net) wells were spud in the SCOOP. We currently anticipate our 2017 capital expenditures to be approximately $215.0 million related to our operated and non-operated SCOOP drilling and completion activity. We currently expect to spud 22 gross (18 net) wells and commence sales from 18 gross (16 net) wells on the SCOOP acreage during 2017. As of November 1, 2017, we had four operated horizontal rigs drilling in the play. We also anticipate 30 gross (one net) wells will be drilled, and sales commenced from 11 gross (one net) wells on this SCOOP acreage by other operators during 2017.
In addition, we currently expect to spend an aggregate of approximately $130.0 million in 2017 for acreage expenses, primarily lease extensions, in the Utica Shale and SCOOP.

From January 1, 2017 through November 1, 2017, we spud ten new wells and recompleted 59 existing wells at our WCBB field. In our Hackberry fields, from January 1, 2017 through November 1, 2017, we spud five new wells and recompleted 20 existing wells. We currently expect to spend approximately $35.0 million in 2017 to drill 15 gross and net wells and perform recompletion activities in Southern Louisiana.
From January 1, 2017 through November 1, 2017, no new wells were spud on our Niobrara Formation acreage. We do not currently anticipate any capital expenditures in the Niobrara Formation in 2017.
As of September 30, 2017, our net investment in Grizzly was approximately $58.7 million. We do not currently anticipate any material capital expenditures in 2017 related to Grizzly’s activities.
We had no capital expenditures during the nine months ended September 30, 2017 related to our interests in Thailand. We do not currently anticipate any capital expenditures in Thailand in 2017.
In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. See Note 3 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments. During the nine months ended September 30, 2017, we paid $39.4 million in net cash calls related to Strike Force. We currently anticipate that we will make approximately $45.0 million in cash contributions to Strike Force in 2017. We did not make any investments in any other of these entities during the nine months ended September 30, 2017, and we do not currently anticipate any capital expenditures related to these entities in 2017.
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
In 2017, we focused our leasehold efforts on adding acreage organically within units scheduled in our near-term development plan. This strategy has allowed us to focus our leasehold spend on the highest return potential for deployed capital, resulting in the acquisition of additional core acreage in the dry gas window of the Utica play. These efforts, coupled with our active leasehold trading efforts, have led to a significant increase in our working interests on wells spud in the Utica Shale during 2017, equating to an incremental 22.0 net wells spud, thereby resulting in an increase in our anticipated capital expenditures this year.
Our total capital expenditures for 2017 are currently estimated to be $985.0 million for drilling and completion expenditures, of which $846.0 million was spent as of September 30, 2017. In addition, we currently expect to spend approximately $130.0 million in 2017 for acreage expenses, primarily lease extensions in the Utica Shale, of which $98.0 million was spent as of September 30, 2017, and approximately $45.0 million to fund our investment in Strike Force, of which $39.4 million was spent as of September 30, 2017. Approximately 75% and 22% of our 2017 estimated drilling and completion capital expenditures are currently expected to be spent in the Utica Shale and in the SCOOP play in Oklahoma, respectively. The 2017 range of capital expenditures is higher than the $549.5 million spent in 2016, primarily due to the increase in current commodity prices and our expansion into and exploratory activities in the SCOOP play in Oklahoma.
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
Commodity Price Risk
See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for information regarding our open fixed price swaps at September 30, 2017.
Commitments
In connection with our acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until our abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we can access the trust for use in plugging and abandonment charges associated with the property. As of September 30, 2017, the plugging and abandonment trust totaled approximately $3.1 million. At September 30, 2017, we have plugged 551 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our minimum plugging obligation.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2017.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which we expect to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years. The new standard permits retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented (full retrospective method) or (ii) recognition of a cumulative-effect adjustment as of the date of initial application (modified retrospective method). In July 2015, the FASB decided to defer the effective date by one year (until 2018). We are evaluating the impact of this ASU on our consolidated financial statements and working to identify any potential differences that would result from applying the requirements of the ASU to existing contracts and current accounting policies and practices. This evaluation requires, among other things, a review of the contracts we have with customers within each of three revenue streams identified within our business. including natural gas sales, oil and condensate sales and natural gas liquid sales. We do not believe further disaggregation of revenue will be required under the new standard. Substantially all of our revenue is earned pursuant to agreements under which we have currently interpreted one performance obligation, which is satisfied at a point-in-time. As part of the evaluation work to-date, we have substantially completed our contract reviews and documentation. Due to industry-wide ongoing discussions on certain application issues, we cannot reasonably estimate the expected financial statement impact; however, we do not expect the impact of the application of the new standard to be material on net income or cash flows based on the reviews performed to-date. We are currently assessing the requirements of additional disclosures and documentation of new policies, procedures, system, control and data requirements. Our expectation is to adopt the standard on January 1, 2018, using the modified retrospective method. Based on the analysis to-date, we have not identified any material impact on our consolidated financial statements other than additional disclosures requirements.
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

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This guidance rescinds SEC Staff Observer comments that are codified in Topic 606, Revenue from Contracts with Customers, and Topic 932, Extractive Activities--Oil and Gas. This amendment is effective upon adoption of Topic 606. We are in the process of evaluating the impact of this guidance on our consolidated financial statements.

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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During the past seven years, the posted price for WTI, has ranged from a low of $26.05 per barrel, or Bbl, in February 2016 to a high of $113.39 per Bbl in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.61 per MMBtu in March 2016 to a high of $7.51 per MMBtu in January 2010. On October 27, 2017, the WTI posted price for crude oil was $53.90 per Bbl and the Henry Hub spot market price of natural gas was $2.78 per MMBtu. If the prices of oil and natural gas decline from current levels, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swap positions at September 30, 2017:

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2017	NYMEX Henry Hub	765,000	$3.19
2018	NYMEX Henry Hub	898,000	$3.06
2019	NYMEX Henry Hub	112,000	$3.01

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2017	ARGUS LLS	1,500	$53.12
2018	ARGUS LLS	1,000	$53.91
Remaining 2017	NYMEX WTI	4,500	$54.89
2018	NYMEX WTI	3,000	$52.24

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2017	Mont Belvieu C3	3,000	$26.63
2018	Mont Belvieu C3	3,500	$28.03
Remaining 2017	Mont Belvieu C5	250	$49.14
2018	Mont Belvieu C5	500	$46.62
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

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2017	NYMEX Henry Hub	65,000	$3.11
2018	NYMEX Henry Hub	103,000	$3.25
2019	NYMEX Henry Hub	135,000	$3.07
For a portion of the combined natural gas derivative instruments containing fixed price swaps and sold call options, the counterparty has an option to extend the original terms an additional twelve months for the period January 2018 through December 2018. The option to extend the terms expires in December 2017. If extended, we would have additional fixed price swaps for 30,000 MMBtu per day at a weighted average price of $3.36 per MMBtu and additional short call options for 30,000 MMBtu per day at a weighted average ceiling price of $3.36 per MMBtu.
For a portion of the natural gas fixed price swaps listed above, the counterparty has an option to extend the original terms an additional twelve months for the period January 2019 through December 2019. The option to extend the terms expires in December 2018. If executed, we would have additional fixed price swaps for 100,000 MMBtu per day at a weighted average price of $3.05 per MMBtu.
In addition, we have entered into natural gas basis swap positions, which settle on the pricing index to basis differential of NGPL Mid-Continent to NYMEX Henry Hub natural gas price. As of September 30, 2017, we had the following natural gas basis swap positions for NGPL Mid-Continent.

	Location	Daily Volume (MMBtu/day)	Hedged Differential
Remaining 2017	NGPL Mid-Continent	50,000	$(0.26)
2018	NGPL Mid-Continent	12,000	$(0.26)
Under our 2017 contracts, we have hedged approximately 62% to 64% of our estimated 2017 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. At September 30, 2017, we had a net liability derivative position of $7.1 million as compared to a net liability derivative position of $2.5 million as of September 30, 2016, related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $147.9 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $147.9 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Our revolving amended and restated credit agreement is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. At September 30, 2017, we had $365.0 million in borrowings outstanding under our credit facility which bore interest at the eurodollar rate of 3.74%. A 1.0% increase in the average interest rate for the nine months ended September 30, 2017 would have resulted in an estimated $0.8 million increase in interest expense. As of September 30, 2017, we did not have any interest rate swaps to hedge our interest risks.

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
As of September 30, 2017, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
In two separate complaints, one filed by the State of Louisiana and the Parish of Cameron in the 38th Judicial District Court for the Parish of Cameron on February 9, 2016 and the other filed by the State of Louisiana and the District Attorney for the 15th Judicial District of the State of Louisiana in the 15th Judicial District Court for the Parish of Vermillion on July 29, 2016, we were named as a defendant, among 26 oil and gas companies, in the Cameron Parish complaint and among more than 40 oil and gas companies in the Vermillion Parish complaint, or the Complaints. The Complaints were filed under the State and Local Coastal Resources Management Act of 1978, as amended, and the rules, regulations, orders and ordinances adopted thereunder, which we referred to collectively as the CZM Laws, and allege that certain of the defendants’ oil and gas exploration, production and transportation operations associated with the development of the East Hackberry and West Hackberry oil and gas fields, in the case of the Cameron Parish complaint, and the Tigre Lagoon and Lac Blanc oil and gas fields, in the case of the Vermillion Parish complaint, were conducted in violation of the CZM Laws. The Complaints allege that such activities caused substantial damage to land and waterbodies located in the coastal zone of the relevant Parish, including due to defendants’ design, construction and use of waste pits and the alleged failure to properly close the waste pits and to clear, re-vegetate, detoxify and return the property affected to its original condition, as well as the defendants’ alleged discharge of waste into the coastal zone. The Complaints also allege that the defendants’ oil and gas activities have resulted in the dredging of numerous canals, which had a direct and significant impact on the state coastal waters within the relevant Parish and that the defendants, among other things, failed to design, construct and maintain these canals using the best practical techniques to prevent bank slumping, erosion and saltwater intrusion and to minimize the potential for inland movement of storm-generated surges, which activities allegedly have resulted in the erosion of marshes and the degradation of terrestrial and aquatic life therein. The Complaints also allege that the defendants failed to re-vegetate, refill, clean, detoxify and otherwise restore these canals to their original condition. In these two petitions, the plaintiffs seek damages and other appropriate relief under the CZM Laws, including the payment of costs necessary to clear, re-vegetate, detoxify and otherwise restore the affected coastal zone of the relevant Parish to its original condition, actual restoration of such coastal zone to its original condition, and the payment of reasonable attorney fees and legal expenses and pre-judgment and post judgment interest.
We were served with the Cameron complaint in early May 2016 and with the Vermillion complaint in early September 2016.  The Louisiana Attorney General and the Louisiana Department of Natural Resources intervened in both the Cameron Parish suit and the Vermillion Parish suit.  Shortly after the Complaints were filed, certain defendants removed the cases to the lawsuit to the United States District Court for the Western District of Louisiana.  In both cases, the plaintiffs filed a motion to remand, and the plaintiffs agreed to an extension of time for all defendants to file responsive pleadings until the District Courts ruled on the motions to remand.  In the Vermilion Parish case, the District Court entered an order on September 26, 2017 remanding the lawsuit to the 15th Judicial District Court, State of Louisiana, Parish of Vermilion.  Pursuant to an agreement with plaintiffs’ counsel, all defendants have an extension of time through November 27, 2017 to file responsive pleadings to plaintiffs’ petitions in the Vermilion Parish lawsuit.  In the Cameron Parish lawsuit, the District Court has not ruled on plaintiffs’ motion to remand.  Briefing on the motion to remand has been completed; however, no hearing has been set for the motion to remand, and the District Court has not given the parties any indication regarding when a ruling should be expected. Due the procedural posture of lawsuits, the fact that responsive pleadings have not been filed and the fact that the parties have not begun discovery, we have not had the opportunity to evaluate the applicability of the allegations made in plaintiffs' complaints to our operations and management cannot determine the amount of loss, if any, that may result.
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

4.8
Indenture, dated as of October 11, 2017, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of Gulfport Energy Corporation’s 6.375% Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 11, 2017).

4.9
Registration Rights Agreement, dated as of October 11, 2017, among Gulfport Energy Corporation, the subsidiary guarantors party and J.P. Morgan Securities LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 11, 2017).

4.10
Registration Rights Agreement, dated as of February 17, 2017, by and between Gulfport Energy Corporation and Vitruvian II Woodford, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, File No. 000-19514, filed by the Company with the SEC on February 24, 2017).

10.1
Tenth Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2017, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 5, 2017).

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
Date: November 2, 2017

GULFPORT ENERGY CORPORATION

By:	/s/ Keri Crowell
Keri Crowell Chief Financial Officer