Form 10-K
period 2017-12-31
GULFPORT ENERGY CORP
filed 2018-02-22
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 OR

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
Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer  ☒    Accelerated filer   ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 30, 2017, based on the closing price of the common stock on the NASDAQ Global Select Market on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter ($14.75 per share), was $2,697,110,085.
As of February 12, 2018, 183,105,910 shares of the registrant’s common stock were outstanding.
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
General
We are an independent oil and natural gas exploration and production company focused on the exploration, exploitation, acquisition and production of natural gas, crude oil and natural gas liquids, or NGLs, in the United States. Our corporate strategy is to internally identify prospects, acquire lands encompassing those prospects and evaluate those prospects using subsurface geology and geophysical data and exploratory drilling. Using this strategy, we have developed an oil and natural gas portfolio of proved reserves, as well as development and exploratory drilling opportunities on high potential conventional and unconventional oil and natural gas prospects. Our principal properties are located in the Utica Shale primarily in Eastern Ohio and the SCOOP Woodford and SCOOP Springer plays in Oklahoma. In addition, among other interests, we hold an acreage position along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields, an acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, or Grizzly and an approximate 25.1% equity interest in Mammoth Energy Services, Inc., or Mammoth Energy, an oil field services company listed on the Nasdaq Global Select Market (TUSK). We seek to achieve reserve growth and increase our cash flow through our annual drilling programs.
As of February 9, 2018, we held leasehold interests in approximately 237,000 gross (213,000 net) acres in the Utica Shale primarily in Eastern Ohio. We spud our first well, the Wagner 1-28H, on our Utica Shale acreage in February 2012 and, as of December 31, 2017, had spud 362 gross wells, 287 of which were completed and were producing. In 2017, we spud 94 gross (88.7 net) wells, of which 32 were completed as producing wells and, as of December 31, 2017, 58 were in various stages of completion and four were still being drilled. We commenced sales from 68 gross (61.1 net) wells in the Utica Shale during 2017. During 2018 (through February 9, 2018), we spud eight gross (6.4 net) wells. As of February 9, 2018, five of these wells were waiting on completion and the other three were still drilling. In addition, other operators drilled 26 gross (8.4 net) wells and commenced sales from 45 gross (9.3 net) wells on our Utica Shale acreage in 2017.
We currently intend to drill 36 to 40 gross (26 to 29 net) horizontal wells, and commence sales from 33 to 37 gross (33 to 37 net) horizontal wells on our Utica Shale acreage in 2018. We currently anticipate seven to eight net horizontal wells will be drilled, and sales commenced from nine to ten net horizontal wells, by other operators on our Utica Shale acreage. We currently expect to spend $425.0 million to $455.0 million on our operated and non-operated activities during 2018.
Aggregate net production from our Utica Shale acreage during the three months ended December 31, 2017 was approximately 95,854 net million cubic feet of natural gas equivalent, or MMcfe, or 1,041.9 MMcfe per day, of which 93% was from natural gas and 7% was from oil and NGLs.
As of February 9, 2018, we held leasehold interests in approximately 50,400 net surface acres in the SCOOP. In 2017, we spud 19 gross (15.7 net) wells, of which seven were completed as producing wells and, as of December 31, 2017, four were being drilled and eight were in various stages of completion. We commenced sales from 13 gross (11.0 net) wells in the SCOOP during 2017. During 2018 (through February 9, 2018), we spud four gross (3.4 net) wells. As of February 9, 2018, one of these wells was waiting on completion and the other three were still drilling. In addition, other operators drilled 31 gross (0.9 net) wells and commenced sales from 23 gross (0.8 net) wells on our SCOOP acreage during the period from February 17, 2017 to December 31, 2017.
We currently intend to drill 15 to 16 gross (10 to 11 net) horizontal wells, and commence sales from 20 to 22 gross (16 to 18 net) horizontal wells on our SCOOP acreage in 2018. We currently anticipate four to five net horizontal wells will be drilled, and sales commenced from two to three net horizontal wells, by other operators on our SCOOP acreage. We currently expect to spend $185.0 million to $210.0 million on our operated and non-operated activities during 2018.
Aggregate net production from our SCOOP acreage during the three months ended December 31, 2017 was approximately 19,008 MMcfe, or an average of 206.6 MMcfe per day, of which 67% was from natural gas and 33% was from oil and NGLs.
In 2017, at our WCBB field, we recompleted 60 gross and net wells and spud ten new wells. In the fourth quarter of 2017, production at WCBB was approximately 1,089 MMcfe, or an average of 11.8 MMcfe per day, of which 99% was from oil and 1% was from natural gas.
In 2017, at our East Hackberry field, we recompleted 20 gross and net wells and spud four new wells. In the fourth quarter of 2017, net production at East Hackberry was approximately 174 MMcfe, or an average of 1.9 MMcfe per day, of which 98% was from oil and 2% was from natural gas.

In 2017, at our West Hackberry field, we recompleted one gross and net well and spud one new well. In the fourth quarter of 2017, net production at West Hackberry was approximately 17 MMcfe, or an average of 188.2 thousand cubic feet of natural gas equivalent, or Mcfe, per day, of which 100% was from oil.
We currently estimate our 2018 activities in our Southern Louisiana fields to be approximately $20.0 million in aggregate to perform recompletion activities.
As of December 31, 2017, we held leasehold interests in approximately 3,383 net acres in the Niobrara Formation in Northwestern Colorado. During the year ended December 31, 2017, there were no wells spud on our Niobrara Formation acreage. In the fourth quarter of 2017, net production from our Niobrara Formation acreage was approximately 26 MMcfe, or an average of 279.8 Mcfe per day, 100% of which was from oil. During 2018, we currently do not anticipate drilling any wells in the Niobrara Formation.
As of December 31, 2017, we held leasehold interests in approximately 778 net acres in the Bakken Formation of Western North Dakota and Eastern Montana, interests in 18 wells and overriding royalty interests in certain existing and future wells. In the fourth quarter of 2017, our net production from this acreage was approximately 57 MMcfe, or an average of 622.4 Mcfe per day, of which 81% was from oil, 14% was from natural gas and 5% was from natural gas liquids.
We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. As of December 31, 2017, Grizzly had approximately 830,000 net acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. For additional information regarding Grizzly, see "-Our Equity Investments–Grizzly Oil Sands" below.
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
As of December 31, 2017, we had 5.4 Tcfe of proved reserves with a present value of estimated future net revenues, discounted at 10%, or PV-10, of approximately $2.9 billion and associated standardized measure of discounted future net cash flows of approximately $2.6 billion, excluding reserves attributable to our interests in Grizzly, Tatex II and Tatex III. See Item 2. "Properties-Proved Oil and Natural Gas Reserves” for our definition of PV-10 (a non-GAAP financial measure) and a reconciliation of our standardized measure of discounted future net cash flows (the most directly comparable GAAP measure) to PV-10.
Principal Oil and Natural Gas Properties
The following table presents certain information as of December 31, 2017 reflecting our net interest in our principal producing oil and natural gas properties in the Utica Shale primarily in Eastern Ohio, the SCOOP in Oklahoma, along the Louisiana Gulf Coast, in the Niobrara Formation in Northwestern Colorado and in the Bakken Formation in Western North Dakota and Eastern Montana.

								Proved Reserves
Field	NRI/WI (1)	Productive Wells		Non-Productive Wells		Developed Acreage (2)		Gas	Oil	NGLs	Total
	Percentages	Gross	Net	Gross	Net	Gross	Net	MMcf	MBbls	MBbls	MMcfe
Utica Shale (3)	42.75/52.07	507	264.05	5	4.23	66,133	55,733	3,766,063	2,597	24,154	3,926,574
SCOOP (4)	30.83/38.52	410	145.85	37	25.72	38,182	38,182	1,058,143	14,048	51,610	1,452,094
West Cote Blanche Bay Field (5)	80.108/100	86	86	162	162	5,668	5,668	605	1,675	—	10,655
E. Hackberry Field (6)	82.33/100	17	17	130	130	2,910	2,910	211	397	—	2,594
W. Hackberry Field	87.5/100	2	2	12	12	726	726	—	149	—	892
Niobrara Formation	34.52/48.61	3	1.46	—	—	1,460	730	127	182	—	1,218
Bakken Formation	1.51/1.83	18	0.3	—	—	386	77	150	107	2	800
Overrides/Royalty Non-operated	Various	662	0.8	—	—	—	—	11	2	—	24

Total		1,705	517.46	346	333.95	115,465	104,026	4,825,310	19,157	75,766	5,394,851

(1)	Net Revenue Interest (NRI)/Working Interest (WI) for producing wells.

(2)	Developed acres are acres spaced or assigned to productive wells. Approximately 37% of our acreage is developed acreage and has been held by production.

(3)	Includes NRI/WI from wells that have been drilled or in which we have elected to participate. Includes 220 gross (32.47 net) wells drilled by other operators on our acreage.
(4) Includes NRI/WI from wells that have been drilled or in which we have elected to participate. Includes 240 gross (8.4 net) wells drilled by other operators on our acreage.

(5)
We have a 100% working interest (80.108% average NRI) from the surface to the base of the 13900 Sand which is located at 11,320 feet. Below the base of the 13900 Sand, we have a 40.40% non-operated working interest (29.95% NRI).

(6)	NRI shown is for producing wells.
Utica Shale (primarily in Eastern Ohio)
Location and Land
As of December 31, 2017, we held leasehold interests in approximately 237,000 gross (213,000 net) acres in the Utica Shale.
Area History
The Ohio Department of Natural Resources reported that in the Utica Shale in Ohio, as of December 31, 2017, there were 1,798 producing horizontal wells, 236 horizontal wells that had been drilled but were not yet completed or connected to a pipeline, 206 horizontal wells that were being drilled and an additional 500 horizontal wells that had been permitted.
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
Recent and Future Activities
We spud our first well, the Wagner 1-28H, on our Utica Shale acreage in February 2012 and, as of December 31, 2017, had spud 362 gross wells, 287 of which were completed and were producing. In 2017, we spud 94 gross (88.7 net) wells, of which 32 were completed as producing wells and, as of December 31, 2017, 58 were in various stages of completion and four were still being drilled. We commenced sales from 68 gross (61.1 net) wells in the Utica Shale during 2017. During 2018 (through February 9, 2018), we spud eight gross (6.4 net) wells. As of February 9, 2018, five of these wells were waiting on completion and the other three were still drilling. In addition, other operators drilled 26 gross (8.4 net) wells and commenced sales from 45 gross (9.3 net) wells on our Utica Shale acreage in 2017.
We currently intend to drill 36 to 40 gross (26 to 29 net) horizontal wells, and commence sales from 33 to 37 gross (33 to 37 net) horizontal wells, on our Utica Shale acreage in 2018. We currently anticipate seven to eight net horizontal wells will be drilled, and sales commenced from nine to ten net horizontal wells, by other operators on our Utica Shale acreage during 2018. We currently anticipate our 2018 capital expenditures to be $425.0 million to $455.0 million related to our operated and non-operated Utica Shale activities. As of February 9, 2018, we had three operated horizontal rigs drilling in the play and expect to release one rig in March of 2018 as our contract expires. We plan to run, on average, approximately 2.5 operated horizontal rigs in the Utica Shale in 2018.
Production Status
Aggregate net production from our Utica Shale acreage during the three months ended December 31, 2017 was approximately 95,854 MMcfe, or 1,041.9 MMcfe per day, of which 93% was from natural gas and 7% was from oil and NGLs.
SCOOP (Oklahoma)
Location and Land
As of December 31, 2017, we held leasehold interests in approximately 50,400 gross (50,400 net) surface acres in the SCOOP and approximately 92,900 net reservoir acres, which includes 50,400 net Woodford acres and 42,500 net Springer acres.
Area History
The SCOOP, or South Central Oklahoma Oil Province, is a loosely defined province that encompasses many of the top hydrocarbon producing counties in Oklahoma. The area extends mainly across Grady, Caddo, McClain, Garvin, Stevens, Carter and Love Counties. The region was historically developed by vertical wells drilled through multiple stacked reservoirs ranging from the Cambrian to Permian Periods in age. The play represents the transition to mainly horizontal development targeting predominantly oil and condensate-rich hydrocarbons. The most prolific of these reservoirs include the, Springer (Goddard) Shale, Caney Shale, Woodford Shale and Sycamore Formation.

Geology
The SCOOP play of Oklahoma is located in the southeast portion of the prolific Anadarko Basin. The SCOOP play mainly targets the Devonian to Mississippian aged Woodford Shale. The Woodford Shale is a silica and highly organic rich black shale that was deposited about 320 million to 370 million years ago. Across our position, the Woodford Shale ranges in thickness from 200 to over 400 feet and directly overlies the Hunton Limestone and underlies the Sycamore formation, both of which are also locally productive reservoirs. The Sycamore formation is age equivalent to the Meramec and Osage being developed in the STACK, or Sooner Trend Anadarko Basin Canadian and Kingfisher Counties, play and is located between the organic-rich Woodford and Caney Shales. The Sycamore formation is approximately 250 feet thick across our acreage position, presenting a significant future development target.
Facilities
There are standard land oil and natural gas processing facilities in the SCOOP. Our facilities located at well site pads include storage tank batteries, oil/gas/water separation equipment, vapor recovery units, line heaters, compression emission control devices and applicable metering.
Recent and Future Activities
On February 17, 2017, we, through our wholly-owned subsidiary Gulfport MidCon, LLC, or Gulfport MidCon (formerly known as SCOOP Acquisition Company, LLC), completed our acquisition, which we refer to as our SCOOP acquisition, of certain assets from Vitruvian II Woodford, LLC, an unrelated third-party seller, for a total purchase price of approximately $1.85 billion, consisting of $1.35 billion in cash, subject to certain adjustments, and approximately 23.9 million shares of the Company’s common stock (of which approximately 5.2 million shares were placed in an indemnity escrow). Our SCOOP acquisition included approximately 46,000 net surface acres with multiple producing zones, including the Woodford and Springer formations in the SCOOP resource play, in Grady, Stephens and Garvin Counties, Oklahoma.
Upon our acquisition of these assets, we focused on the high-grading of equipment for our rig fleet to drive efficiencies and lower drill days in the play. Frac design on the wells to date includes an enhanced completion when compared to historical practices for the area. Our 2017 drilling program concentrated on SCOOP Woodford wells, however, during 2017, we also spud and turned-to-sales our first Springer and Sycamore wells.
In 2017, we spud 19 gross (15.7 net) wells, of which seven were completed as producing wells and, as of December 31, 2017, eight were in various stages of completion and four were still being drilled. We commenced sales from 13 gross (11.0 net) wells in the SCOOP during 2017. During 2018 (through February 9, 2018), we spud four gross (3.4 net) wells. As of February 9, 2018, one of these wells was waiting on completion and the other three were still drilling. In addition, other operators drilled 31 gross (0.9 net) wells and commenced sales from 23 gross (0.8 net) wells on our SCOOP acreage in 2017.
We currently intend to drill 15 to 16 gross (10 to 11 net) horizontal wells, and commence sales from 20 to 22 gross (16 to 18 net) horizontal wells, on our SCOOP acreage in 2018. We currently anticipate four to five net horizontal wells will be drilled, and sales commenced from two to three net horizontal wells, by other operators on our SCOOP acreage during 2018. We currently anticipate our 2018 capital expenditures to be $185.0 million to $210.0 million related to our operated and non-operated SCOOP activities. As of February 9, 2018, we had four operated horizontal rigs drilling in the play and expect to release two rigs in mid-summer 2018 as our contracts expire. We intend to run, on average, three operated horizontal rigs in the SCOOP during 2018.
Production Status
Aggregate net production from our SCOOP acreage during the three months ended December 31, 2017 was approximately 19,008 net MMcfe, or 206.6 MMcfe per day, of which 67% was from natural gas and 33% was from oil and natural gas liquids.
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
Area History and Production
Texaco, now Chevron Corporation, drilled the discovery well in this field in 1940 based on a seismic and gravitational anomaly. WCBB was subsequently developed on an even 160-acre pattern for much of the remainder of the decade. Developmental drilling continued and reached its peak in the 1970s when over 300 wells were drilled in the field. Of the 1,093 wells drilled as of December 31, 2017, 980 were completed as producing wells. From the date of our acquisition of WCBB in 1997 through December 31, 2017, we drilled 273 new wells, 240 of which were productive, for an 88% success rate. As of December 31, 2017, estimated field cumulative gross production was 200 MMBO and 237.8 Bcf of gas. Of the 1,093 wells drilled in WCBB as of December 31, 2017, 86 were producing, 162 were shut-in, and six were being used as salt water disposal wells. The other 839 wells have been plugged and abandoned.
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
There are over 100 distinct sandstone reservoirs recognized throughout most of the field, and nearly 200 major and minor discrete intervals have been tested. Within the 1,093 wells that had been drilled in the field as of December 31, 2017, over 4,000 potential zones have been penetrated. These sands are highly porous and permeable reservoirs primarily with a strong water drive.
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
Recent Activity
In 2017, at our WCBB field, we recompleted 60 gross and net wells and spud eight new wells. As of February 9, 2018, we had recompleted seven gross and net wells during 2018 in our WCBB field.
Production Status
In the fourth quarter of 2017, our net production at WCBB was approximately 1,089 MMcfe, or an average of 11.8 MMcfe per day, of which 99% was from oil and 1% was from natural gas.

East Hackberry Field
Location and Land
The East Hackberry field in Louisiana is located along the western shore and the land surrounding Lake Calcasieu, 15 miles inland from the Gulf of Mexico. We own a 100% working interest (approximately 82.33% average NRI) in certain producing oil and natural gas properties situated in the East Hackberry field. As of December 31, 2017, we held beneficial interests in approximately 4,116 acres, including the Erwin Heirs Block, which is located on land, and the adjacent State Lease 50 Block, which is located primarily in the shallow waters of Lake Calcasieu.
Area History and Production
The East Hackberry field was discovered in 1926 by Gulf Oil Company, now Chevron Corporation, by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 2017 was over 4,758 MBO and 332 Bcf of casinghead gas production. A total of 272 wells have been drilled on our portion of the field. As of December 31, 2017, 17 wells had daily production, 130 were shut-in and three had been converted to salt water disposal wells. The remaining 122 wells had been plugged and abandoned.
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
Facilities
We have a field office that serves both the East and West Hackberry fields. In addition, we own and operate three production facilities at East Hackberry that include two land based tank batteries, a production barge, two natural gas compressors, dehydration units and salt water disposal systems.
Recent Activity
During 2017 at East Hackberry, we recompleted 20 gross and net wells and spud four new wells. As of February 9, 2018, we had recompleted two gross and net wells during 2018 in our East Hackberry field.
Production Status
In the fourth quarter of 2017, our net production at East Hackberry was approximately 174 MMcfe, or an average of 1.9 MMcfe per day, of which 98% was from oil and 2% was from natural gas.
West Hackberry Field
Location and Land
The West Hackberry field is located on land and is five miles west of Lake Calcasieu in Cameron Parish, Louisiana, approximately 85 miles west of Lafayette and 15 miles inland from the Gulf of Mexico. We own a 100% working interest (approximately 87.50% NRI) in 1,032 acres within the West Hackberry field. Our leases at West Hackberry are located within two miles of one of the United States Department of Energy's Strategic Petroleum Reserves.
Area History
The first discovery well at West Hackberry was drilled in 1938 and the field was developed by Superior Oil Company, now ExxonMobil Corporation, between 1938 and 1988. The estimated cumulative oil and condensate production through 2017 was 493 MBO and 140 Bcf of natural gas. As of December 31, 2017, 42 wells had been drilled on our portion of West Hackberry.

As of December 31, 2017, two of such wells were producing, 12 were shut-in and one was being used as a salt water disposal well. The remaining 27 wells have been plugged and abandoned.
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
Recent Activity
During 2017 at West Hackberry, we recompleted one gross and net well and spud one new well. As of February 9, 2018, we had recompleted one gross and net well during 2018 in our West Hackberry field.
Production Status
In the fourth quarter of 2017, our net production at West Hackberry was approximately 17 MMcfe, or an average of 188.2 Mcfe per day, of which 100% was from oil.
Facilities
We own and operate a production facility at West Hackberry that includes a land based tank battery and salt water disposal system.
During 2018, we intend to run one recompletion rig in our Southern Louisiana fields.
Niobrara Formation (Northwestern Colorado)
Location and Land
Effective as of April 1, 2010, we acquired leasehold interests in the Niobrara Formation in Northwestern Colorado and, as of December 31, 2017, we held leases for approximately 3,383 net acres. In 2017, no wells were spud on our Niobrara Formation acreage.
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

Production Status
In the fourth quarter of 2017, net production from our Niobrara Formation acreage was approximately 26 MMcfe, or an average of 279.8 Mcfe per day, 100% of which was from oil.
Facilities
There are typical land oil and natural gas processing facilities in the Niobrara Formation. Our facilities located at well locations include storage tank batteries, oil/gas/water separation equipment and pumping units.
Recent Activity
There were no new wells drilled on our Niobrara Formation acreage in 2017. We do not anticipate drilling any wells in the Niobrara Formation during 2018.
Bakken Formation
Location and Land
The Bakken Formation is located in the Williston Basin areas of Western North Dakota and Eastern Montana. As of December 31, 2017, we held approximately 778 net acres, interests in 18 wells and overriding royalty interests in certain existing and future wells.
Production Status
In the fourth quarter of 2017, our net production from this acreage was approximately 57 MMcfe, or an average of 622.4 Mcfe per day, of which 81% was from oil, 14% was from natural gas and 5% was from natural gas liquids.
Facilities
There are typical land, oil and natural gas processing facilities in the Williston Basin. The facilities located at well locations include storage tank batteries, oil/gas/water separation equipment and pumping units.
Recent Activities
There were no new wells drilled on our Bakken Formation acreage in 2017. We do not anticipate drilling any wells in the Bakken Formation during 2018.
Additional Properties
In addition to our core properties discussed above, we also own working interests and overriding royalty interest in various fields in Louisiana, Texas and Oklahoma as described in the following table as of December 31, 2017:

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

Our Equity Investments
Grizzly Oil Sands. We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. As of December 31, 2017, Grizzly had approximately 830,000 net acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. Grizzly has high-graded three oil sands projects to various stages of development. Grizzly commenced commercial production from its Algar Lake Phase 1 steam-assisted gravity drainage, or SAGD, oil sand project during the second quarter of 2014 and has regulatory approval for up to 11,300 barrels per day of bitumen production. Algar Lake production peaked at 2,200 barrels per day during the ramp-up phase of the SAGD facility, however, in April 2015, Grizzly made the decision to suspend operations at its Algar Lake facility due to the commodity price drop and its effect on project economics. Grizzly continues to monitor market conditions as it assesses startup plans for the facility. Grizzly also owns the May River property comprising approximately 47,000 acres. An initial 12,000 barrel per day development application covering the eastern portion of the May River lease has been deemed complete from the Alberta Energy Regulator and is awaiting final approval, which is expected in early 2018. A 2-D seismic program covering approximately 83 kilometers has been completed to more fully define the resource over the remaining lease beyond the development application area. In 2017, Grizzly advanced plans for cold heavy oil sands production, or CHOPS, at its Cadotte property in Peace River. However, plans for development are dependent on stabilized commodity prices. Grizzly continues to advance rail marketing strategies to ensure consistent and flexible access to premium markets for its future production. Grizzly is also advancing a project to utilize its Windell truck to rail terminal located near Conklin, Alberta, for movement of liquefied petroleum gas, or LPG, into the oil sands area for use in Thermal applications by SAGD producers.
Thailand. We own a 23.5% ownership interest in Tatex II. Tatex II, a privately held entity, holds an 8.5% interest in APICO, an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 180,000 acres which includes the Phu Horm Field. Our investment is accounted for on the equity method. Tatex II accounts for its investment in APICO using the cost method. In December 2006, first gas sales were achieved at the Phu Horm field located in northeast Thailand. Phu Horm's initial gross production was approximately 60 MMcf per day. For 2017, net gas production was approximately 78 MMcf per day and condensate production was 250 barrels per day. PTT Exploration and Production Public Company Limited operates the field with a 55% interest. Other interest owners include APICO (35% interest) and ExxonMobil (10% interest). Our gross working interest (through Tatex II as a member of APICO) in the Phu Horm field is 0.7%. Since our ownership in the Phu Horm field is indirect and Tatex II's investment in APICO is accounted for by the cost method, these reserves are not included in our year-end reserve information.
Other Investments. In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. In 2012, we participated in the formation of Stingray Pressure Pumping LLC, or Stingray Pressure, and Stingray Logistics LLC, or Stingray Logistics, with an initial ownership interest in each entity of 50%. These entities provide well completion and other well services. In 2011 and 2012, we acquired an aggregate 40% equity interest in Bison Drilling and Field Services LLC, or Bison, which owns and operates drilling rigs and related equipment. Also in 2011, we acquired a 25% interest in Muskie Proppant LLC, or Muskie, which is engaged in the processing and sale of hydraulic fracturing grade sand. In the fourth quarter of 2014, we contributed our investments in Stingray Pressure, Stingray Logistics, Bison and Muskie to Mammoth Energy Partners LP, or Mammoth, in exchange for a 30.5% limited partner interest in this newly formed limited partnership. On October 19, 2016, Mammoth Energy Services, Inc., or Mammoth Energy, which is the parent company of Mammoth, completed its initial public offering, or the IPO, of 7,750,000 shares of its common stock at a public offering price of $15.00 per share, of which 7,500,000 shares were sold by Mammoth Energy and 250,000 shares were sold by certain selling stockholders, including 76,250 shares sold by us for which we received net proceeds of $1.1 million. Prior to the completion of the IPO, we were issued 9,150,000 shares of Mammoth Energy common stock in return for the contribution of our 30.5% interest in Mammoth Energy Partners LLC (as the successor to Mammoth). Immediately following the completion of the IPO, we owned an approximate 24.2% interest in Mammoth Energy. We used the net proceeds for the sale of our Mammoth Energy shares in the IPO for general corporate purposes.
In 2013, we participated in the formation of Stingray Energy Services LLC, or Stingray Energy, with an initial ownership interest of 50%. Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. In 2012, we participated in the formation of Stingray Cementing LLC, or Stingray Cementing, with an initial ownership of 50%. Stingray Cementing provides well completion and other well services. In 2014, we acquired a 25% equity interest in Sturgeon Acquisitions LLC, or Sturgeon. Sturgeon owns an entity that operates sand mines that produce hydraulic fracturing grade sand. On June 5, 2017, we acquired approximately 2.0 million shares of Mammoth Energy common stock in connection with our contribution of all of our membership interests in Sturgeon, Stingray Energy and Stingray Cementing, bringing our equity interest in Mammoth Energy to approximately 25.1%.

In February 2016, we, through our wholly owned subsidiary Gulfport Midstream Holdings, LLC, or Midstream Holdings, entered into an agreement with Rice Midstream Holdings LLC, or Rice, a subsidiary of Rice Energy Inc., to develop natural gas gathering assets in eastern Belmont County and Monroe County, Ohio, which we refer to as the dedicated areas, through a new entity, Strike Force Midstream LLC, or Strike Force. In 2017, Rice was acquired by EQT Corporation, or EQT. We own a 25% interest in Strike Force. EQT now acts as operator and owns the remaining 75% interest in Strike Force. Construction of the gathering assets, which is ongoing, provides gathering services for wells operated by Gulfport and other operators and connectivity of existing dry gas gathering systems. First flow for Strike Force commenced on February 1, 2016.
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
Marketing and Customers
The availability of a ready market for any oil and/or natural gas we produce depends on numerous factors beyond the control of our management, including but not limited to the demand for oil and natural gas and the level of domestic production and imports of oil, the proximity and capacity of gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and natural gas production and federal regulation of gas sold in interstate commerce. Both our Utica Shale and SCOOP natural gas production is sold to various counterparties through established NAESBs at the plant tailgates and various central delivery points owned and operated by third party midstream companies. Our natural gas production is sold under monthly, seasonal and long-term contracts and, as needed, through daily transactions. When sold in basin, pricing is typically based on Platts Gas Daily - Texas Eastern M2 Zone for our Utica Shale acreage and Platts Gas Daily - Panhandle Tx-Ok and NGPL Midcontinent for our SCOOP acreage. To maintain flow assurance and price stability, and as discussed under "–Transportation and Takeaway Capacity," we have entered into agreements in both the Utica and SCOOP basins to transport a portion of our natural gas production to various delivery points. These agreements allow us to price the molecules at those various downstream markets less transportation charges. The majority of our Utica oil is sold to purchasers at the tailgate of a condensate stabilizer located near Cadiz, Ohio, owned and operated by MPLX Energy Logistics, or MPLX. Our SCOOP oil is sold at the lease to various purchasers at respective area postings. In Southern Louisiana, our oil is sold to parties taking custody at the lease or at the outlet from a Gulfport oil storage barge. Our NGLs in the Utica Shale are primarily fractionated at MPLX's Hopedale facility. The majority of the product is marketed by the operator with Gulfport receiving the benefit from the MPLX's aggregation and established logistic network. Our SCOOP NGLs are primarily sent to Mont Belvieu on our commitment to DCP Souther Hills and purchased at the fractionation facility. For the year ended December 31, 2017, sales to BP Energy Company, or BP, accounted for approximately 40% of our total oil, natural gas and NGL revenues, before the effects of hedging.
As of December 31, 2017, we had an average of approximately 560,800 MMBtu per day of firm sales contracted with third parties for 2018. We had an average of approximately 659,000 MMBtu per day, 526,000 MMBtu per day, 372,000 MMBtu per day, 272,000 MMBtu per day and 240,000 MMBtu per day contracted with third parties for 2019, 2020, 2021, 2022 and thereafter, respectively.
Transportation and Takeaway Capacity
In Ohio and Oklahoma, as of December 31, 2017, we had entered into firm transportation contracts to deliver approximately 1,095,000 MMBtu to 1,245,000 MMBtu per day for 2018. For 2019 and 2020, we had entered into firm transportation contracts to deliver approximately 1,205,000 MMBtu to 1,405,000 MMBtu per day. We continuously monitor the need to secure additional firm transportation contracts for incremental volumes from our Utica Shale and SCOOP acreage but expect additional long term contracts to be limited in 2018. Our primary long-haul firm transportation commitments include the following:

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

•	20,000 MMBtu per day of firm capacity on Natural Gas Pipeline facilities which began in 2015 and allows us to reach Midwest markets;

•	50,000 MMBtu per day of firm capacity on Texas Gas Transmission facilities which began in 2016 allowing additional access to Gulf Coast delivery points;

•	54,000 MMBtu per day of firm capacity on Texas Gas Transmission facilities which began in 2017 allowing additional access to Gulf Coast delivery points;

•	100,000 MMBtu per day of firm capacity on Texas Eastern Transmission facilities which began in 2017 allowing additional access to Midwest delivery points;

•
150,000 MMBtu per day of firm capacity on Energy Transfer’s Rover Pipeline facilities, 50,000 of which began in 2017 allowing additional access to Midwest delivery points, and 100,000 expected to begin in 2018 allowing additional access to Canadian, Midwest and Gulf Coast delivery points; and

•	100,000 MMBtu per day of firm capacity on Columbia Gulf Transmission facilities which began in late 2017 allowing additional access to Gulf Coast delivery points; and

•
50,000 MMBtu per day of firm capacity on Enable Oklahoma Intrastate which was acquired in early 2017 through our SCOOP acquisition allowing additional connectivity to East Texas and Gulf Coast markets; and

•	30,000 MMBtu per day of firm capacity on Enable Gas Transmission facilities which was acquired in early 2017 through our SCOOP acquisition allowing additional access to East Texas delivery points; and

•	20,000 MMBtu per day of firm capacity on Midcontinent Express Pipeline facilities which began mid 2017 allowing additional access to Gulf Coast delivery points; and

•	50,000 MMBtu per day of firm capacity on Gulf Crossing Pipeline facilities which began mid 2017 allowing additional access to Gulf Coast delivery points; and

•	200,000 MMBtu per day of firm capacity on Cheniere Midship Pipeline facilities which will begin in 2019 allowing additional access to East Texas delivery points.
Under firm transportation contracts, we are obligated to deliver minimum daily volumes or pay fees for any deficiencies in deliveries. We continue to actively identify and evaluate additional takeaway capacity to facilitate production growth in our Utica Basin and Oklahoma positions.

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
We own interests in producing oil and natural gas properties located in the Utica Shale primarily in Eastern Ohio, the SCOOP Woodford and SCOOP Springer plays in Oklahoma, along the Louisiana Gulf Coast and in the Niobrara Formation in Northwestern Colorado and the Bakken Formation in Western North Dakota and Eastern Montana. The states in which our fields are located regulate the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing fields and the spacing and operation of wells. In addition, regulations governing conservation matters aimed at preventing the waste of oil and natural gas resources could affect the rate of production and may include maximum daily production allowables for wells on a market demand or conservation basis.
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
Waste Handling. The Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Although most wastes associated with the exploration, development and production of crude oil and natural gas are exempt from regulation as hazardous wastes under RCRA, such wastes may constitute “solid wastes” that are subject to the less stringent non-hazardous waste requirements. Moreover, the EPA or state or local governments may adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development and production wastes as “hazardous wastes.” Also, in December 2016, the EPA agreed in a consent decree to review its regulation of oil and gas waste. It has until March 2019 to determine whether any revisions are necessary. Any such changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.
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
Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act, or OPA, and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers, or the Corps. On June 29, 2015, the EPA and the Corps jointly promulgated final rules redefining the scope of waters protected under the Clean Water Act. To the extent the rule expands the range of properties subject to the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Following its promulgation, numerous states and industry groups challenged the rule and, on October 9, 2015, a federal court stayed the rule’s implementation nationwide, pending further action in court. In response to this decision, the EPA and the Corps have resumed nationwide use of the agencies’ prior regulations defining the term “waters of the United States.” Further, on February 28, 2017, President Trump signed an executive order directing the relevant executive agencies to review the rules and to initiate rulemaking to rescind or revise them, as appropriate under the stated policies of protecting navigable waters from pollution while promoting economic growth, reducing uncertainty and showing due regard for Congress and the states. On July 27, 2017, the EPA and the Corps published a proposed rule to rescind the 2015 rules and, on November 22, 2017, the agencies published a proposed rule to maintain the status quo pending the agencies review of the 2015 rules.
The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. In addition, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants, which regulations are discussed in more detail below under the caption “-Regulation of Hydraulic Fracturing.” Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.
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
In December 2015, the United States participated in the 21st Conference of the Parties, or COP-21, of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. The Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. However, on June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement, and begin negotiations to either re-enter or negotiate an entirely new agreement with more favorable terms for the United States. The Paris Agreement sets forth a specific exit process, whereby a party may not provide notice of its withdrawal until three years from the effective date, with such withdrawal taking effect one year from such notice. It is not clear what steps the Trump Administration plans to take to withdraw from the Paris Agreement, whether a new agreement can be negotiated, or what terms would be included in such an agreement. Furthermore, in response to the announcement, many state and local leaders have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.

Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely impact the demand for, price of and value of our products and reserves. As our operations also emit greenhouse gases directly, current and future laws or regulations limiting such emissions could increase our own costs. Currently, while we are subject to certain federal GHG monitoring and reporting requirements, our operations are not adversely impacted by existing federal, state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.
There have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Furthermore, claims have been made against certain energy companies alleging that GHG emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages or other liabilities. While we are not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.
Moreover, there has been public discussion that climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornados and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially hotter or colder than their historical averages. Extreme weather conditions can interfere with our production and increase our costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.
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
Regulation of Hydraulic Fracturing
Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. We use hydraulic fracturing extensively in the development of our Utica Shale and SCOOP acreage. The federal Safe Drinking Water Act, or SDWA, regulates the underground injection of substances through the Underground Injection Control, or UIC, program. Hydraulic fracturing is generally exempt from regulation under the UIC program, and the hydraulic fracturing process is typically regulated by state oil and gas commissions. However, legislation has been proposed in recent sessions of Congress to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection,” to require federal permitting and regulatory control of hydraulic fracturing, and to require disclosure of the chemical constituents of the fluids used in the fracturing process.

Furthermore, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC program, specifically as “Class II” UIC wells.
In addition, the EPA previously announced plans to develop a Notice of Proposed Rulemaking by June 2018, which would describe a proposed mechanism - regulatory, voluntary, or a combination of both - to collect data on hydraulic fracturing chemical substances and mixtures. Also, on June 28, 2016, EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.
On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes NSP standards to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rule seeks to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and VOC emissions for certain new, modified and reconstructed equipment, processes and activities across the oil and natural gas sector. However, in a March 28, 2017 executive order, President Trump directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rulemaking to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. On June 16, 2017, the EPA published a proposed rule to stay for two years certain requirements of the 2016 regulations, including fugitive emission requirements. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions.
In addition, on March 26, 2015, the Bureau of Land Management, or BLM, published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to the BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water. On June 21, 2016, the United States District Court for Wyoming set aside the rule, holding that the BLM lacked Congressional authority to promulgate the rule. The BLM has appealed the decision to the Tenth Circuit Court of Appeals. Also, on November 15, 2016, the BLM finalized a rule to reduce the flaring, venting and leaking of methane from oil and gas operations on federal and Indian lands. The rule requires operators to use currently available technologies and equipment to reduce flaring, periodically inspect their operations for leaks, and replace outdated equipment that vents large quantities of gas into the air. The rule also clarifies when operators owe the government royalties for flared gas. State and industry groups have challenged this rule in federal court, asserting that the BLM lacks authority to prescribe air quality regulations. On March 28, 2017, President Trump signed an executive order directing the BLM to review the above rules and, if appropriate, to initiate a rulemaking to rescind or revise them. Accordingly, on December 29, 2017, the BLM published a final rule to rescind the 2015 hydraulic fracturing rule. Also, on December 8, 2017, the BLM published a final rule to suspend or delay certain requirements of the 2016 methane rule until January 17, 2019. Further legal challenges are expected. At this time, it is uncertain when, or if, the rules will be implemented, and what impact they would have on our operations.
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
Federal, state and local regulations provide detailed requirements for the plugging and abandonment of wells, closure or decommissioning of production facilities and pipelines and for site restoration in areas where we operate. Although the U.S. Army Corps of Engineers does not require bonds or other financial assurances, some state agencies and municipalities do have such requirements.
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
In July 2015, the Ohio Department of Natural Resources, or the ODNR, enacted a comprehensive set of rules to regulate the construction of horizontal well pads.  Under these new rules, operators must submit detailed horizontal well pad design packages prepared by a professional engineer for review and certification by the ODNR Division of Oil and Gas Resources Management prior to the commencement of any oil and natural gas activity.  These rules resulted in increased construction costs for operators.  Furthermore, pursuant to new rules approved in August 2016, operators must immediately notify ODNR regarding certain oil and natural gas releases.

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
In accordance with what we believe to be industry practice, we maintain insurance against some, but not all, of the operating risks to which our business is exposed. We insure some, but not all, of our properties for operational and hurricane related events. We currently have insurance policies that include coverage for general liability, physical damage to our oil and natural gas properties, operational control of certain wells, oil pollution, third party liability, workers compensation, cyber and employers' liability and other coverage. Our insurance coverage includes deductibles that must be met prior to recovery. Additionally, our insurance is subject to exclusions and limitations, and there is no assurance that such coverage will fully or adequately protect us against liability from all potential consequences, damages and losses. Any of these events could cause a significant disruption to our business. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.
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
We carry control of well insurance for all of our Utica Shale and SCOOP wells and several Southern Louisiana wells. We also require all of our third party vendors to sign master service agreements in which they agree to indemnify us for injuries and deaths of the service provider's employees as well as contractors and subcontractors hired by the service provider.
We have prepared and have in place spill prevention control and countermeasure plans for each of our principal facilities in response to federal and state requirements. The plans are reviewed annually and updated as necessary. As required by applicable regulations, our facilities are built with secondary containment systems to capture potential releases. We also own additional spill kits with oil booms and absorbent pads that are readily available, if needed. In addition, we have emergency response companies on retainer. These companies specialize in the clean up of hydrocarbons as a result of spills, blow-outs and natural disasters, and are on call to us 24 hours a day, seven days a week when their services are needed. We pay these companies a retainer plus additional amounts when they provide us with clean up services. Our aggregate payments for the retainer and clean up services during 2017 and 2016 were approximately $0.2 million and $0.1 million. While these companies have been able to meet our service needs when required from time to time in the past, it is possible that the ability of one or more of them to provide services to us in the future, if and when needed, could be hindered or delayed in the event of a widespread disaster. However, in light of the areas in which we operate and the nature of our production, we believe other companies would be available to us in the event our primary remediation companies are unable to perform. To supplement our planning and operation activities in Ohio, Oklahoma and Louisiana, we also actively manage an incident response planning program and coordinate with applicable state agency personnel on spills and releases through the Ohio, Oklahoma and Louisiana Incident Notification Hotlines. We also participate in the Ohio, Oklahoma and Louisiana Emergency Planning and Community Right to Know Act (EPCRA) programs, which includes reporting of various materials used or stored on-site as well as notification to state and local emergency response centers, such as local fire departments, for emergency planning purposes.
Headquarters and Other Facilities
We own approximately 120,000 square feet of office space in Oklahoma City, Oklahoma that serves as our corporate headquarters. We also own an approximately 28,500 square foot office building in Oklahoma City, Oklahoma where some of our employees office.
We own an approximately 12,300 square feet building located in St. Clairsville, Ohio that serves as our headquarters for our Ohio operations. We also own an approximately 12,500 square foot building in Lafayette, Louisiana. This building contains approximately 6,200 square feet of finished office area and 6,300 square feet of clear span warehouse area. We lease approximately 3,700 square feet in a building in Lafayette that we use as our Louisiana headquarters. We also lease an office in Lindsay, Oklahoma that serves as our Oklahoma production field office. Each of these properties is suitable and adequate for its use.
Employees
At December 31, 2017, we had 331 employees.
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

Risks Related to our Business and Industry
Market conditions for oil and natural gas, and volatility in prices for oil and natural gas, have in the past adversely affected, and may continue in the future to adversely affect, our revenue, cash flows, profitability, growth, production and the present value of our estimated reserves.
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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During 2016, West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate or WTI, prices ranged from $26.19 to $54.01 per barrel and the Henry Hub spot market price of natural gas ranged from $1.49 to $3.80 per MMBtu. During 2017, WTI prices ranged from $42.48 to $60.46 per barrel and the Henry Hub spot market price of natural gas ranged from $2.44 to $3.71 per MMBtu. If the prices of oil and natural gas decline, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could limit our liquidity and ability to conduct additional exploration and development activities.

Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition and reduce our future growth rate.
Our future growth prospects are dependent upon our ability to identify optimal strategies for our business. In developing our 2018 business plan, we considered allocating capital and other resources to various aspects of our businesses, including well development, reserve acquisitions, midstream infrastructure and other activities. We also considered our likely sources of capital. Notwithstanding the determinations made in the development of our 2018 plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, including the appropriate rate of reserve development, or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2018 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.
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
Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit and the European, Asian and the United States financial markets have contributed to economic volatility and diminished expectations for the global economy. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. These factors, combined with volatility in commodity prices, business and consumer confidence and unemployment rates, have in the past precipitated, and may in the future precipitate, an economic slowdown. Concerns about global economic growth could have a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which we can sell our production, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.
Our development, acquisition and exploration operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a loss of properties and a decline in our oil and natural gas reserves.
Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, or both. To increase reserves and production, we undertake development, exploration and other replacement activities or use third parties to accomplish these activities. We have made and expect to make in the future substantial capital expenditures in our business and operations for the development, production, exploration and acquisition of oil and natural gas reserves. For example, we currently estimate our exploration and production capital expenditures for 2018 to be in the range of $630.0 million to $685.0 million and an additional $140.0 million to $150.0 million for leasehold expenditures, primarily lease extensions in the Utica Shale, and for cash capital contributions to our midstream joint venture with EQT in Eastern Ohio.
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
We cannot assure you that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Further, our actual capital expenditures in 2018 could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we could be required to seek additional sources of capital, which may include traditional reserve base borrowings, debt financing, joint venture partnerships, production payment financings, sales of assets, offerings of debt or equity securities or other means. We cannot assure you that we will be able to obtain debt or equity financing on terms favorable to us, or at all.
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
On September 15, 2016, the Ohio Supreme Court issued a series of decisions relating to the Ohio Dormant Mineral Act, which we refer to as the ODMA. In the lead case, Corban v. Chesapeake Exploration L.L.C., the court concluded that the 1989 version of the ODMA did not transfer ownership of dormant mineral rights automatically, by operation of law. Instead, prior to 2006, surface owners were required to bring a quiet title action in order to establish abandonment of mineral rights. After June 30, 2006, (the effective date of the 2006 version of the ODMA), surface owners are required to follow the statutory notice and recording procedures enacted in 2006. We have assessed the impact of these recent Ohio Supreme Court decisions on our operations in Ohio where the majority of our acreage and our producing properties are located and have taken steps to mitigate any potential risks identified as a result of our assessment. However, the Ohio Supreme Court decisions could require certain curative efforts to vest title in a portion of our leasehold acreage, increase our leasehold expense, subject us to payment of additional royalties and/or result in the loss of some of our leasehold acreage in Ohio, any of which could have an adverse effect on our results of operations and financial condition.

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
We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. As of December 31, 2017, Grizzly had approximately 830,000 net acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. Grizzly has high-graded three oil sands projects to various stages of development. Grizzly commenced commercial production from its Algar Lake Phase 1 SAGD oil sand project during the second quarter of 2014 and has regulatory approval for up to 11,300 barrels per day of bitumen production. Algar Lake production peaked at 2,200 barrels per day during the ramp-up phase of the SAGD facility, however, in April 2015, Grizzly made the decision to suspend operations at its Algar Lake facility due to the commodity price drop and its effect on project economics. Grizzly continues to monitor market conditions as it assesses startup plans for the facility. We reviewed our investment in Grizzly as of September 30, 2015 and December 31, 2015, and again at March 31, 2016, for impairment, resulting in an aggregate other than temporary impairment write down of $101.6 million for the year ended December 31, 2015 and $23.1 million for the year ended December 31, 2016. As of and during the period ended December 31, 2017, commodity prices had increased as compared to the quarter ended March 31, 2016, and there were no impairment indicators that required further evaluation for impairment. If commodity prices decline, further impairment of our investment in Grizzly may result in the future. The Algar Lake and other pending and proposed projects are complex, subject to extensive governmental regulation and will require significant additional financing. There can be no assurance that the necessary governmental approvals will be granted or that such financing could be obtained on commercially reasonable terms or at all, or that if one or more of these projects are completed that they will be successful or that we realize a return on our investment.
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
Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services, particularly the loss of Michael G. Moore, our Chief Executive Officer and President, or our other senior management and technical personnel, could disrupt our operations and have a material adverse effect on our financial condition and results of operations. Our executives are not restricted from competing with us if they cease to be employed by us, except under certain limited circumstances prohibiting competition while making use of our trade secrets. We are party to an employment agreement with certain of our executive officers. As a practical matter, however, employment agreements may not assure the retention of our employees. Further, we do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.
Estimates of oil and natural gas reserves are uncertain and may vary substantially from actual production.
There are numerous uncertainties associated with estimating quantities of proved reserves and in projecting future rates of production and timing of expenditures. The reserve information herein represents estimates prepared by (i) Netherland, Sewell & Associates, Inc., or NSAI, with respect to our Utica Shale acreage and our WCBB and Hackberry fields at December 31, 2017, 2016 and 2015, our SCOOP acreage at December 31, 2017 and our Niobrara field at December 31, 2015 and (ii) our personnel with respect to our overriding royalty and non-operated interests at December 31, 2017, 2016 and 2015 and our Niobrara field at December 31, 2017 and 2016. Petroleum engineering is not an exact science. Information relating to our proved oil and natural gas reserves is based upon engineering estimates. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, future site restoration and abandonment costs, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, capital expenditures and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.
Estimates of reserves as of year-end 2017, 2016 and 2015 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2017, 2016 and 2015, respectively, in accordance with the revised guidelines of the SEC applicable to reserves estimates for such years. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties.
The present value of future net revenues from our proved reserves is not necessarily the same as the current market value of our estimated oil and natural gas reserves. We base the estimated discounted future net revenue from our proved reserves for 2017, 2016 and 2015 on an average price equal to the unweighted arithmetic average of prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2017, 2016 and 2015, respectively, in accordance with the revised guidelines of the SEC applicable to reserves estimates for such years.
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
Approximately 64.9% of our total estimated proved reserves at December 31, 2017, were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, further decreases in commodity prices or increases in costs to drill and develop such reserves will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.
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
The marketability of our oil and natural gas production depends in part upon the availability, proximity and capacity of natural gas lines and transportation barges owned by third parties. In general, we do not control these transportation facilities and our access to them may be limited or denied. A significant disruption in the availability of these transportation facilities or our compression and other production facilities could adversely impact our ability to deliver to market or produce our oil and natural gas and thereby cause a significant interruption in our operations. With respect to our Utica Shale acreage where we are focusing a portion of our exploration and development activity, historically there has been no or only limited infrastructure in this area and the commencement of production from our initial and subsequent wells on our Utica Shale acreage has been delayed due to challenges in obtaining rights-of-way and acquiring necessary state and federal permitting and the completion of facilities by our midstream service provider.
If production from our Utica Shale or SCOOP acreage decreases due to decreased developmental activities, production related difficulties or otherwise, we may fail to meet our firm commitment delivery obligations under our firm transportation contracts, which will result in fees and may have a material adverse effect on our operations.
As of December 31, 2017, we had entered into firm transportation contracts to deliver approximately 1,095,000 MMBtu to 1,245,000 MMBtu per day for 2018 and approximately 1,205,000 MMBtu to 1,405,000 MMBtu per day for 2019 through 2020. See Item 1. “Business-Transportation and Takeaway Capacity.” Under these firm transportation contracts, we are obligated to deliver minimum daily volumes or pay fees for any deficiencies in deliveries. If production from our Utica Shale or SCOOP acreage decreases due to decreased developmental activities, taking into consideration the current low commodity price environment, production related difficulties or otherwise, we may be unable to meet our obligations under the existing firm transportation contracts, resulting in fees, which may be significant and may have a material adverse effect on our operations.
Substantially all of our producing properties are located in Eastern Ohio, Oklahoma and Louisiana, making us vulnerable to risks associated with operating in these regions.
Our largest fields by production are located in Eastern Ohio, Oklahoma and approximately five miles off the coast of Louisiana in a shallow bay with water depths averaging eight to ten feet. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production in these geographic regions caused by weather conditions such as snow, ice, fog, rain, hurricanes or other natural disasters or lack of field infrastructure. Losses could occur for uninsured risks or in amounts in excess of any existing insurance coverage. We may not be able to obtain and maintain adequate insurance at rates we consider reasonable and it is possible that certain types of coverage may not be available.
Our identified drilling locations, which are part of our anticipated future drilling plans, are susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.
We have identified over 1,000 drilling locations on our Ohio, Oklahoma and Louisiana properties assuming full development of all of our acreage. These drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, oil and natural gas prices, inclement weather, costs, drilling results and regulatory changes. Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.
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
We may incur significant delays, costs and liabilities as a result of federal, state and local environmental, health and safety requirements applicable to our exploration, development and production activities. These laws and regulations may, among other things: (i) require us to obtain a variety of permits or other authorizations governing our air emissions, water discharges, waste disposal or other environmental impacts associated with drilling, producing and other operations; (ii) regulate the sourcing and disposal of water used in the drilling, fracturing and completion processes; (iii) limit or prohibit drilling activities in certain areas and on certain lands lying within wilderness, wetlands, frontier, seismically active areas and other protected areas; (iv) require remedial action to prevent or mitigate pollution from former operations such as plugging abandoned wells or closing earthen pits; and/or (v) impose substantial liabilities and restrictions on our activities as a result of spills, pollution or failure to comply with regulatory filings. In addition, these laws and regulations may restrict the rate of oil or natural gas production. These laws and regulations are complex, change frequently and have tended to become increasingly stringent over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, the suspension or revocation of necessary permits, licenses and authorizations (which could cause us to cease operations), the requirement that additional pollution controls be installed and, in some instances, issuance of orders or injunctions limiting or requiring discontinuation of certain operations. Under certain environmental laws that impose strict as well as joint and several liability, we may be required to remediate contaminated properties currently or formerly operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. In addition, the risk of accidental and/or unpermitted spills or releases from our operations could expose us to significant liabilities, penalties and other sanctions under applicable laws.
Moreover, public interest in the protection of the environment has tended to increase over time. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected.
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
We have been an early entrant into the SCOOP play in Oklahoma. As a result, our drilling results in this area may vary, and the value of our undeveloped acreage will decline if drilling results are unsuccessful.
We have been an early entrant into the SCOOP play in Oklahoma. On February 17, 2017, we completed our SCOOP acquisition, which included approximately 46,000 net surface acres with multiple producing zones, including the Woodford and Springer formations in the SCOOP resource play, in Grady, Stephens and Garvin Counties, Oklahoma. The area was historically developed by vertical wells drilled through multiple stacked reservoirs; however, the current play represents the transition to mainly horizontal development. As a developing play, our drilling results in this area are more uncertain than drilling results in areas that are more developed and have been producing for a longer period of time. Since limited production history from horizontal wells in the SCOOP exists and since we have limited experience drilling in this play, it is difficult to predict our future drilling results. Our cost of drilling, completing and operating wells in this area may be higher than initially expected, and the value of our undeveloped acreage in the SCOOP may decline if drilling results are unsuccessful. We cannot assure you that unproved property acquired, or undeveloped acreage leased, by us in the SCOOP or other emerging plays will be profitably developed, that wells drilled by us in prospects that we pursue will be productive or that we will recover all or any portion of our investment in such unproved property or wells.
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
•the ability to run tools the entire length of the wellbore during completion operations; and
•the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage
The results of our drilling in new or emerging formations (including the SCOOP) are more uncertain initially than drilling results in areas that are more developed and have a longer history of established production. Newer or emerging formations and areas have limited or no production history and, consequently, we are more limited in assessing future drilling results in these areas. If our drilling results are less than anticipated, the return on our investment for a particular project may not be as attractive as we anticipated and we could incur material write-downs of unevaluated properties and the value of our undeveloped acreage could decline in the future.
We are not the operator of all of our oil and natural gas properties and therefore are not in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves on such properties.
We are not the operator of all of the properties in which we have an interest, and have limited ability to exercise influence over the operations of such non-operated properties or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs, could prevent the realization of targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploration activities on properties operated by others will depend upon a number of factors that will be largely outside of our control, including:

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
Unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. Approximately 22% of our total Utica Shale undeveloped acreage will be subject to expiration in 2018, with 8% of such acreage expiring in 2019, 9% in 2020 and 17% thereafter, although our Utica Shale leases generally grant us the right to extend these leases for an additional five-year period. As of December 31, 2017, leases representing 6%, 67% and 5% respectively, of our total SCOOP undeveloped acreage are schedule to expire in 2018, 2019 and 2020. As of December 31, 2017, leases representing 11% and 53%, respectively, of our total Niobrara Formation undeveloped acreage are scheduled to expire in 2018 and 2019. The cost to renew expiring leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. If we are unable to fund renewals of expiring leases, we could lose portions of our acreage and our actual drilling activities may differ materially from our current expectations, which could adversely affect our business.
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
Our oil and natural gas operations are subject to various federal, state and local governmental regulations that may be changed from time to time in response to economic and political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation, remediation, emission and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations, including those relating to protection of human health and the environment. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, permit revocations, requirements for additional pollution controls and injunctions limiting or prohibiting some or all of our operations. Moreover, these laws and regulations impose increasingly strict requirements for water and air pollution control and solid waste management, which trend may continue. Significant expenditures may be required to comply with governmental laws and regulations applicable to us. See Item 1. “Business-Regulation-Environmental Matters and Regulation” and Item 1. “Business-Regulation-Other Regulation of the Oil and Natural Gas Industry” for a description of certain laws and regulations that affect us.
Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. We use hydraulic fracturing extensively in connection with the development and production of certain of our oil and natural gas properties. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. The hydraulic fracturing process is typically regulated by state oil and natural gas commissions. However, legislation has been proposed in recent sessions of Congress to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection,” to require federal permitting and regulatory control of hydraulic fracturing, and to require disclosure of the chemical constituents of the fluids used in the fracturing process. Furthermore, several federal agencies have asserted regulatory authority over certain aspects of the process.
In addition, several states and local jurisdictions in which we operate or hold oil and natural gas interests have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. For a more detailed discussion of federal, state and local laws and initiatives concerning hydraulic fracturing, see Item 1. “Business-Regulation-Regulation of Hydraulic Fracturing” above.
If new laws or regulations are adopted that significantly restrict hydraulic fracturing, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal, state or local level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could reduce the volumes of oil and natural gas that we can recover economically and cause us to incur substantial compliance costs. Reduced production and/or compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations.
Legislation or regulatory initiatives intended to address seismic activity could restrict our drilling and production activities, as well as our ability to dispose of produced water gathered from such activities, which could have a material adverse effect on our business.
State and federal regulatory agencies have recently focused on a possible connection between hydraulic fracturing related activities, particularly the underground injection of wastewater into disposal wells, and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. In addition, a number of lawsuits have been filed in some states, including in Oklahoma, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements regarding the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells.
We dispose of large volumes of produced water gathered from our drilling and production operations in our Louisiana fields by injecting it into wells pursuant to permits issued to us by governmental authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities. The adoption and implementation of any new laws or regulations that restrict our ability to use hydraulic fracturing or dispose of produced water gathered from our drilling and production activities by own disposal wells, could have a material adverse effect on our business, financial condition and results of operations. We do not currently inject produced water in our Utica or SCOOP operations.
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
Regulation of greenhouse emissions could result in increased operating costs and reduced demand for the oil and natural gas we produce.
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
In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Furthermore, claims have been made against certain energy companies alleging that GHG emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages or other liabilities. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition. Moreover, there has been public discussion that climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornados and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially hotter or colder than their historical averages. Extreme weather conditions can interfere with our production and increase our costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.
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
The largest purchaser of our oil and natural gas during the year ended December 31, 2017 accounted for approximately 40% of our total oil, natural gas and NGL revenues. If this purchaser, or one or more other significant purchasers, are unable to satisfy its contractual obligations, we may be unable to sell such production to other customers on terms we consider acceptable. Further, the inability of one or more of our customers to pay amounts owed to us could adversely affect our business, financial condition, results of operations and cash flows.
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
Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted arithmetic average of the first-day-of-the-month prices for 2017, 2016 and 2015 adjusted for any contract provisions or financial derivatives, if any, that hedge oil and natural gas revenue, excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, less income tax effects related to differences between the book and tax basis of the oil and natural gas properties. If the net book value reduced by the related net deferred income tax liability exceeds the ceiling, an impairment or noncash writedown is required. A ceiling test impairment can give us a significant loss for a particular period. Once incurred, a write down of oil and natural gas properties is not reversible at a later date, even if oil or gas prices increase. As a result of the decline in commodity prices, we recognized a ceiling test impairment of $715.5 million for the year ended December 31, 2016. If prices of oil, natural gas and natural gas liquids continue to decrease, we may be required to further write down the value of our oil and natural gas properties. Future non-cash asset impairments could negatively affect our results of operations.
Recently enacted U.S. tax legislation as well as future U.S. and state tax legislations may adversely affect our business, results of operations, financial condition and cash flow.
On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. Among other changes, the Tax Act (i) permanently reduces the U.S. corporate income tax rate, (ii) repeals the corporate alternative minimum tax, (iii) eliminates the deduction for certain domestic production activities, (iv) imposes new limitations on the utilization of net operating losses, and (v) provides for more general changes to the taxation of corporations, including changes to cost recovery rules and to the deductibility of interest expense. The Tax Act is complex and far-reaching, and we cannot predict with certainty the resulting impact its enactment will have on us. The ultimate impact of the Tax Act may differ from our estimates due to changes in interpretations and assumptions made by us as well as additional regulatory guidance that may be issued, and any such changes in our interpretations and assumptions could have an adverse effect on our business, results of operations, financial condition and cash flow.
In addition, from time to time, legislation has been proposed that, if enacted into law, would make significant changes to U.S. federal and state income tax laws affecting the oil and gas industry. For example, legislations have been introduced in the past to (i) eliminate the immediate deduction for intangible drilling and development costs, (ii) repeal of the percentage depletion allowance for oil and natural gas properties; and (iii) extend the amortization period for certain geological and geophysical expenditures. While these specific changes are not included in the Tax Act, no accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. These proposed changes in the U.S. tax law, if adopted, or other similar changes that would impose additional tax on our activities or reduce or eliminate deductions currently available with respect to natural gas and oil exploration, development or similar activities, could adversely affect our business, results of operations, financial condition and cash flows.
Additional state taxes on natural gas extraction may be imposed as a result of future legislation.
In February 2013, the Governor of the State of Ohio proposed a plan in the Ohio House to enact new severance taxes on the oil and gas industry. The proposal was part of the state budget bill. Due to pressure from the State Senate, the proposal was removed from the bill. The bill then passed without the severance tax on June 7, 2013, with an effective date of July 1, 2013. Later in 2013, the Ohio House introduced a stand-alone bill to address the severance tax. HB 375 was introduced on December 4, 2013 and after many hearings and amendments, contained a 2.5% severance tax on horizontal drillers with a percentage of the proceeds earmarked for affected communities in Southeastern Ohio. This bill passed the Ohio House on May 14, 2014. The Ohio State Senate held a hearing on the bill, but there was no further movement before the recess of that General Assembly.
In February 2015, the Governor of Ohio proposed another plan to the new General Assembly to enact new severance taxes on the oil and gas industry. This proposal was part of a state budget proposal to finance a reduction in personal income taxes and other initiatives. The proposal would have imposed a 6.5% tax on oil and gas sold at the wellhead. This severance tax increase was removed from the Bill that was ultimately passed by the Ohio House.
A new General Assembly took office in January 2017, and the Governor of Ohio proposed a new severance tax initiative. The proposal would impose a fixed rate of 6.5% for crude oil and natural gas when sold at the wellhead and a lower rate of 4.5% at later stages of distribution for natural gas and natural gas liquids. The proposal was again met with opposition and was not included in the final budget that was passed and signed by the Governor on June 30, 2017 and effective for the period of July 1, 2017 through June 30, 2019.
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
We are exposed to fluctuations in the price of natural gas and oil. Although we have hedged a portion of our estimated 2018 production, we may still be adversely affected by continuing and prolonged declines in the price of natural gas and oil.
We use derivative instruments to reduce price volatility associated with certain of our oil and natural gas sales, but these hedges may be inadequate to protect us from continuing and prolonged declines in the price of oil and natural gas. For information regarding these derivative instruments, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk." Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil and natural gas prices increase. Further, to the extent that the price of oil and natural gas remains at current levels or declines further, we will not be able to hedge future production at the same level as our current hedges, and our results of operations and financial condition would be negatively impacted.
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
As of December 31, 2017, we had total indebtedness (net of unamortized debt issuance costs) of approximately $2.0 billion, primarily attributable to our senior notes. We had borrowing base availability of $759.0 million under our secured revolving credit facility after giving effect to an aggregate of $241.0 million of letters of credit and no outstanding borrowings.
Our outstanding indebtedness could have important consequences to you, including the following:

•
our high level of indebtedness could make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in a default under our secured revolving credit facility or the senior note indentures;

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

•
we must use a substantial portion of our cash flow from operations to pay interest on our senior notes and our other indebtedness, which will reduce the funds available to us for operations and other purposes;

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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our senior notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. However, we cannot assure you that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations. In the absence of such cash flows, we could have substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our revolving credit facility and the indentures governing our senior notes restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and have an adverse effect on our financial condition.
Restrictive covenants in our secured revolving credit facility, the indentures governing our senior notes and in future debt instruments may restrict our ability to pursue our business strategies.
Our secured revolving credit facility and the indentures governing our senior notes limit, and the terms of any future indebtedness may limit, our ability, among other things, to:

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
We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants contained in our revolving credit facility and the indentures governing our senior notes. In addition, our revolving credit facility requires us to maintain certain financial ratios and tests. The requirement that we comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.
A breach of any of these restrictive covenants could result in default under our revolving credit facility. If default occurs, the lenders under our revolving credit facility may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, which would result in an event of default under the indentures governing our senior notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our revolving credit facility will also have the right to proceed against the collateral granted to them to secure the indebtedness. If the indebtedness under our revolving credit facility and our senior notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness.

Any significant reduction in our borrowing base under our revolving credit facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations, and we may not have sufficient funds to repay borrowings under our revolving credit facility if required as a result of a borrowing base redetermination.
Availability under our revolving credit facility is currently subject to a borrowing base of $1.2 billion, with an elected commitment of $1.0 billion. The borrowing base is subject to scheduled semiannual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors. As of December 31, 2017, we had no borrowings under our revolving credit facility. However, we intend to borrow under our revolving credit facility in the future. Any significant reduction in our borrowing base as a result of such borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow. Further, if the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of any such redetermination, we would be required to repay the excess. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.
We may still be able to incur substantial additional indebtedness in the future, which could further exacerbate the risks that we and our subsidiaries face.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our revolving credit facility and the indentures governing our senior notes restrict, but in each case do not completely prohibit, us from doing so. As of December 31, 2017, our borrowing base under our revolving credit facility was set at $1.2 billion, with an elected commitment of $1.0 billion, and we had no borrowings outstanding under this facility. In addition, the indentures governing our senior notes allow us to issue additional notes under certain circumstances which will also be guaranteed by the guarantors. The indentures governing our senior notes also allow us to incur certain other additional secured debt and allow us to have subsidiaries that do not guarantee the senior notes and which may incur additional debt, which would be structurally senior to our senior notes. In addition, the indentures governing our senior notes do not prevent us from incurring other liabilities that do not constitute indebtedness. If we or a guarantor incur any additional indebtedness that ranks equally with our senior notes (or with the guarantees thereof), including additional unsecured indebtedness or trade payables, the holders of that indebtedness will be entitled to share ratably with holders of our senior notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us or a guarantor. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
Our borrowings under our revolving credit facility expose us to interest rate risk.
Our earnings are exposed to interest rate risk associated with borrowings under our revolving credit facility. Our revolving credit facility is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. At December 31, 2017, we had no variable interest rate borrowings outstanding; therefore, an increase in interest rates would not have impacted our interest expense. However, any increase in our interest rate at the time we do have variable interest rate borrowings outstanding under our revolving credit facility will increase our costs, which may have a material adverse effect on our results of operations and financial condition. As of December 31, 2017, we did not hedge our interest rate risk.
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
There is no guarantee that we will repurchase shares of our common stock under our recently announced stock repurchase program at a level anticipated by our stockholders, which could reduce returns to our stockholders. Decisions to repurchase our common stock will be at the discretion of our board of directors based upon a review of relevant considerations.
In January 2018, our board of directors approved a stock repurchase program to acquire up to $100.0 million of our outstanding common stock during 2018. The repurchase program does not require us to acquire any specific number of shares and, as of February 22, 2018, we have not repurchased any shares of our common stock under our stock repurchase program or otherwise. Our board of director’s determination to repurchase shares of our common stock will depend upon market conditions, applicable legal requirements, contractual obligations and other factors that the board of directors deems relevant. Based on an evaluation of these factors, our board of directors may determine not to repurchase shares or to repurchase shares at reduced levels from those anticipated by our stockholders, any or all of which could reduce returns to our stockholders.
A change of control could limit our use of net operating losses.
As of December 31, 2017, we had a net operating loss, or NOL, carry forward of approximately $574.4 million for federal income tax purposes. If we were to experience an “ownership change,” as determined under Section 382 of the Code, our ability to offset taxable income arising after the ownership change with NOLs generated prior to the ownership change would be limited, possibly substantially. In general, an ownership change would establish an annual limitation on the amount of our pre-change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate. In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more “5% shareholders” (as defined in the Internal Revenue Code) at any time during a rolling three-year period.

Future sales of our common stock may depress our stock price.
We have registered a substantial number of shares of our common stock under a registration statement filed with the SEC. Sales of these shares of our common stock in the public market or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, sales by certain of our stockholders of their shares could impair our ability to raise capital through the sale of common or preferred stock. As of February 12, 2018, there were 183,105,910 shares of our common stock issued and outstanding, excluding 976,027 shares of unvested restricted stock awarded under our Amended and Restated 2005 Stock Incentive Plan.
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
Proved Oil and Natural Gas Reserves
Evaluation and Review of Reserves.
Reserve estimates at December 31, 2017 were prepared by NSAI with respect to our assets in the Utica Shale in Eastern Ohio (73% of our proved reserves at December 31, 2017), the SCOOP Woodford and SCOOP Springer plays in Oklahoma which we acquired on February 17, 2017 (27% of our proved reserves at December 31, 2017) and our WCBB and Hackberry fields (less than 1% of our proved reserves at December 31, 2017). Reserve estimates at December 31, 2016 were prepared by NSAI with respect to our assets in the Utica Shale in Eastern Ohio and our WCBB and Hackberry fields. Reserve estimates at December 31, 2015 were prepared by NSAI with respect to our assets in the Utica Shale in Eastern Ohio and our WCBB, Hackberry and Niobrara fields. Our personnel prepared reserve estimates with respect to our Niobrara field as well as our overriding royalty and non-operated interests (less than 1% of our proved reserves) at December 31, 2017 and 2016. At December 31, 2015, our personnel prepared reserve estimates with respect to our overriding royalty and non-operated interests (less than 1% of our proved reserves).
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
We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with NSAI, our independent reserve engineers, to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets in the Utica Shale, SCOOP, WCBB and Hackberry fields. Our internal technical team members meet with NSAI periodically throughout the year to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to NSAI for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs and other considerations, including availability and costs of infrastructure and status of permits. Our proved reserves attributable to our other minority interests are prepared internally by our internal staff of petroleum engineers and geoscience professionals. Our Vice President of Reservoir Engineering is primarily responsible for overseeing the preparation of all of our reserve estimates. He is a petroleum engineer with over 35 years of reservoir and operations experience. In addition, our geophysical staff has over 100 years combined industry experience and our reservoir staff has approximately 50 years combined experience. Our technical staff uses historical information for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs.
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

The following table sets forth our estimated proved reserves at December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017			2016			2015
	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)
Proved developed	10,245	1,616,930	36,247	4,882	744,797	14,299	6,120	652,961	12,910
Proved undeveloped	8,912	3,208,380	39,519	664	1,422,271	5,828	338	907,184	4,826
Total (1)	19,157	4,825,310	75,766	5,546	2,167,068	20,127	6,458	1,560,145	17,736

	Year Ended December 31,
	2017	2016	2015
Total net proved oil and natural gas reserves (MMcfe) (1)	5,394,851	2,321,108	1,705,312
PV-10 value (in millions) (2)	$2,883.0	$696.0	$765.8
Standardized measure (in millions) (3)	$2,643.6	$688.0	$764.3
 _____________________

(1)
Estimates of reserves as of year-end 2017, 2016 and 2015 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2017, 2016 and 2015, respectively, in accordance with revised guidelines of the SEC applicable to reserves estimates as of year-end 2017, 2016 and 2015. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(2)
Represents present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proven reserves. The estimated future net revenues set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on certain prevailing economic conditions. The estimated future production in our reserve reports for the years ended December 31, 2017, 2016 and 2015 is priced based on the 12-month unweighted arithmetic average of the first-day-of-the month price for the period January through December of the applicable year, using $51.34 per barrel and $2.98 per MMBtu for 2017, $42.75 per barrel and $2.48 per MMBtu for 2016 and $50.28 per barrel and $2.59 per MMBtu for 2015, and in each case adjusted by lease for transportation fees and regional price differentials.

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
The following table reconciles the standardized measure of future net cash flows to the PV-10 value:

	December 31,
	2017	2016	2015
	(In thousands)
Standardized measure of discounted future net cash flows	$2,643,564	$688,040	$764,331
Add: Present value of future income tax discounted at 10%	239,468	7,927	1,432
PV-10 value	$2,883,032	$695,967	$765,763

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
As noted above, our December 31, 2017 proved reserves were calculated using prices based on the 12-month unweighted arithmetic average of the first-day-of-the month price for the period January through December 2017 of $51.34 per barrel and $2.98 per MMBtu. Holding production and development costs constant, if our 2017 reserves were calculated using the December 31, 2017 price of $60.42 per barrel and $2.95 per MMBtu, our discounted future net cash flows before income taxes would have been approximately $3.0 billion, or $0.1 billion more than our actual PV-10 value of $2.9 billion at December 31, 2017.

The table below provides the 2017 SEC pricing of benchmark prices as well as the unweighted average of the months ended December 31, 2017 and January 31, 2018:

	SEC Pricing 2017	2-month Average 2018
Henry Hub Natural Gas (per MMBtu)	$2.98	$2.91
WTI Crude Oil (per Bbl)	$51.34	$60.81
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
Changes in Proved Reserves during 2017.
The following table summarizes the changes in our estimated proved reserves during 2017 (in Bcfe):

Proved Reserves, December 31, 2016	2,321
Purchases of oil and natural gas reserves in place	1,511
Extensions and discoveries	1,629
Revisions of prior reserve estimates	332
Current production	(398)
Proved Reserves, December 31, 2017	5,395
Purchases of oil and natural gas reserves in place. These are additions to proved reserves resulting from the purchases of minerals in place during a period. During 2017, we purchased 1.5 Tcfe of proved oil and natural gas reserves through our SCOOP acquisition.
Extensions and discoveries. These are additions to our proved reserves that result from (i) extension of the proved acreage of previously discovered reservoirs through additional drilling in periods subsequent to discovery and (ii) discovery of new fields with proved reserves or of new reservoirs of proved reserves in existing fields. Extensions and discoveries of 1.6 Tcfe of proved reserves were attributable to the continued development of our Utica Shale acreage.
Revisions of prior reserve estimates. Revisions represent changes in previous reserve estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.
Commodity prices increased significantly in 2017. The 12-month average price for natural gas increased from $2.48 per MMBtu for 2016 to $2.98 per MMBtu for 2017, the 12-month average price for NGLs increased from $9.91 per barrel for 2016 to $18.40 per barrel for 2017, and the 12-month average price for crude oil increased from $42.75 per barrel for 2016 to $51.34 per barrel for 2017. We experienced positive revisions of 201.3 Bcfe in estimated proved reserves in 2017 due to an increase in well performance, 214.1 Bcfe due to an increase in pricing and 95.9 Bcfe due to changes in our ownership interests. These positive revisions were partially offset by downward revisions of 133.0 Bcfe in estimated proved reserves due to a decline in well performance specific to one area in our Utica field and a decline of 45.7 Bcfe in estimated proved reserves in 2017 primarily due to the exclusion of ten PUD locations in our Utica field, five of which we operate and five of which are operated by others operators, that were excluded due to changes in drilling schedules. An additional downward revision of 0.6 Bcfe was due to two PUD locations in our Southern Louisiana fields that had not been drilled within five years of initial booking.

Additional information regarding estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2017, 2016 and 2015 and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities, or Supplemental Information, in Note 18 to our consolidated financial statements included in this report.
Proved Undeveloped Reserves (PUDs)
As of December 31, 2017, our proved undeveloped reserves totaled 8,912 MBbls of oil, 3,208,380 MMcf of natural gas and 39,519 MBbls of NGLs, for a total of 3,498,965 MMcfe. Approximately 73% and 27% of our PUDs at year-end 2017 were located in our Utica field and our SCOOP field, respectively. PUDs will be converted from undeveloped to developed as the applicable wells commence production or there are no material incremental completion capital expenditures associated with such proved developed reserves.
We record PUD reserves only after a development plan has been approved by our senior management and board of directors to complete the associated development drilling within five years from the time of initial booking. The PUD locations identified in our development plan are determined based on an analysis of the information that we have available at that time. After a development plan has been adopted, we may periodically make adjustments to the approved development plan due to events and circumstances that have occurred subsequent to the time the plan was approved. These circumstances may include delays in the availability of infrastructure, well permitting delays, changes in commodity price outlook and costs, and new data from recently completed wells. During 2017, we did not deviate from our development plan with respect to our PUD locations booked in our reserve report for the year ended December 31, 2016 and scheduled to be drilled during 2017, other than to drill 14 additional PUD locations than initially scheduled to be drilled during 2017.
The following table summarizes the changes in our estimated proved undeveloped reserves during 2017 (in Bcfe):

Proved Undeveloped Reserves, December 31, 2016	1,461
Purchases of oil and natural gas reserves in place	947
Extensions and discoveries	1,467
Conversion to proved developed reserves	(486)
Revisions of prior reserve estimates	110
Proved Undeveloped Reserves, December 31, 2017	3,499
Purchases of oil and natural gas reserves in place. During 2017, we purchased 946.7 Bcfe of proved undeveloped oil and natural gas reserves through our SCOOP acquisition.
Extensions and discoveries. Our additions of 1.5 Tcfe were primarily attributable to 2017 extensions in our Utica field.
Conversion to proved developed reserves. We converted approximately 486.2 Bcfe attributable to 76 PUDs into proved developed reserves and four PUDs into proved developed not producing.
Revision of prior reserve estimates. We experienced positive revisions of 193.9 Bcfe from 92 PUD locations, of which 95.3 Bcfe was due to an increase in well performance of offset producers, 39.0 Bcfe was a result of an increase in 2017 prices as compared to 2016 prices and 59.6 Bcfe was due to changes in our ownership interest. In addition, we also experienced downward revisions of 37.6 Bcfe due to downward performance revisions on 37 PUD locations. We also experienced downward revisions of 45.7 Bcfe due to changes in our drilling schedule, including the loss of five locations we operate and five locations operated by other operators. We also experienced downward revisions of 0.6 Bcfe due to the removal of two PUD locations in our Southern Louisiana fields that had not been drilled within five years of initial booking.
We drilled approximately 35% of our December 31, 2016 PUD locations during the year ended December 31, 2017.
Costs incurred relating to the development of PUDs were approximately $386.2 million in 2017. Estimated future development costs relating to the development of PUDs are projected to be approximately $551.0 million in 2018, $458.8 million in 2019, $514.5 million in 2020, $842.9 million in 2021 and $400.9 million in 2022.

All PUD drilling locations included in our 2017 reserve report are scheduled to be drilled within five years of initial booking.
As of December 31, 2017, 3% of our total proved reserves were classified as proved developed non-producing.
As noted above, our December 31, 2017 proved reserves were calculated using prices based on the 12-month unweighted arithmetic average of the first-day-of-the month price for the period January through December 2017 of $51.34 per barrel and $2.98 per MMBtu. Holding production and development costs constant, if SEC pricing were $40.00 per barrel and $2.00 per MMBtu, this would have resulted in a loss of 2.9 Tcfe of our PUD volumes at December 31, 2017. Holding production and development costs constant, if SEC pricing were $30.00 per barrel and $1.75 per MMBtu, this would have resulted in a loss of 3.4 Tcfe of our PUD volumes at December 31, 2017.
Production, Prices and Production Costs

The following table presents our production volumes, average prices received and average production costs during the periods indicated:

	2017	2016	2015
	($ In thousands)
Natural gas sales
Natural gas production volumes (MMcf)	350,061	227,594	156,151

Total natural gas sales	$845,999	$420,128	$324,733

Natural gas sales without the impact of derivatives ($/Mcf)	$2.42	$1.85	$2.08
Impact from settled derivatives ($/Mcf)	$0.07	$0.60	$0.71
Average natural gas sales price, including settled derivatives ($/Mcf)	$2.49	$2.45	$2.79

Oil and condensate sales
Oil and condensate production volumes (MBbls)	2,579	2,126	2,899

Total oil and condensate sales	$124,568	$81,173	$122,615

Oil and condensate sales without the impact of derivatives ($/Bbl)	$48.29	$38.18	$42.29
Impact from settled derivatives ($/Bbl)	$1.59	$5.11	$3.12
Average oil and condensate sales price, including settled derivatives ($/Bbl)	$49.88	$43.29	$45.41

Natural gas liquids sales
Natural gas liquids production volumes (MGal)	224,038	161,562	185,792

Total natural gas liquids sales	$136,057	$59,115	$58,129

Natural gas liquids sales without the impact of derivatives ($/Gal)	$0.61	$0.37	$0.31
Impact from settled derivatives ($/Gal)	$(0.03)	$(0.01)	$—
Average natural gas liquids sales price, including settled derivatives ($/Gal)	$0.58	$0.36	$0.31

Natural gas, oil and condensate and natural gas liquids sales
Natural gas equivalents (MMcfe)	397,543	263,430	200,089

Total natural gas, oil and condensate and natural gas liquids sales	$1,106,624	$560,416	$505,477

Natural gas, oil and condensate and natural gas liquids sales without the impact of derivatives ($/Mcfe)	$2.78	$2.13	$2.53
Impact from settled derivatives ($/Mcfe)	$0.07	$0.56	$0.60
Average natural gas, oil and condensate and natural gas liquids sales price, including settled derivatives ($/Mcfe)	$2.85	$2.69	$3.13

Production Costs:
Average production costs (per Mcfe)	$0.20	$0.26	$0.35
Average production taxes and midstream costs (per Mcfe)	$0.68	$0.68	$0.77
Total production and midstream costs and production taxes (per Mcfe)	$0.88	$0.94	$1.12

The following table provides a summary of our production, average sales prices and average production costs for oil and gas fields containing 15% or more of our total proved reserves as of December 31, 2017:

	Year Ended December 31,
	2017	2016	2015
Utica Shale
Net Production
Oil (MBbls)	473	870	1,608
Natural gas (MMcf)	309,450	227,447	155,926
NGL (Mgal)	139,634	161,494	185,753
Total (MMcfe)	332,238	255,740	192,108
Average Sales Price Without the Impact of Derivatives:
Oil (per Bbl)	$44.26	$34.59	$37.85
Natural gas (per Mcf)	$2.38	$1.85	$2.08
NGL (per Gal)	$0.60	$0.37	$0.31
Average Production Cost (per Mcfe)	$0.15	$0.18	$0.25

Year Ended December 31,
2017 (1)
SCOOP
Net Production
Oil (MBbls)	1,083
Natural gas (MMcf)	40,501
NGL (Mgal)	84,283
Total (MMcfe)	59,038
Average Sales Price Without the Impact of Derivatives:
Oil (per Bbl)	$48.70
Natural gas (per Mcf)	$2.68
NGL (per Gal)	$0.62
Average Production Cost (per Mcfe)	$0.19
(1) We acquired our SCOOP assets in our SCOOP acquisition completed on February 17, 2017.
Productive Wells and Acreage
The following table presents our total gross and net productive and non-productive wells, expressed separately for oil and gas, and the total gross and net developed and undeveloped acres as of December 31, 2017.

	NRI/WI (1)	Productive Oil Wells		Productive Gas Wells		Non-Productive Oil Wells		Non-Productive Gas Wells		Developed Acreage (2)		Undeveloped Acreage
Field	Percentages	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Utica Shale (3)	42.75/52.07	74	36.15	433	227.91	3	2.66	2	1.57	66,133	55,733	170,826	157,943
SCOOP (4)	30.83/38.52	365	109.96	45	35.88	25	14.76	12	10.96	38,182	38,182	12,226	12,226
West Cote Blanche Bay Field (5)	80.108/100	86	86	—	—	146	146	16	16	5,668	5,668	—	—
E. Hackberry Field (6)	82.33/100	17	17	—	—	130	130	—	—	2,910	2,910	1,206	1,206
W. Hackberry Field	87.5/100	2	2	—	—	12	12	—	—	726	726	306	306
Niobrara Formation (7)	34.52/48.61	3	1.46	—	—	—	—	—	—	1,460	730	5,473	2,653
Bakken Formation (8)	1.51/1.83	18	0.3	—	—	—	—	—	—	386	77	3,505	701
Overrides/Royalty Non-operated	Various	662	0.8	—	—	—	—	—	—	—	—	—	—
Total		1,227	253.67	478	263.79	316	305.42	30	28.53	115,465	104,026	193,542	175,035

(1)	Net Revenue Interest (NRI)/Working Interest (WI).

(2)	Developed acres are acres spaced or assigned to productive wells. Approximately 37% of our acreage is developed acreage and has been perpetuated by production.

(3)
With respect to our total undeveloped Utica Shale acreage as of December 31, 2017, leases representing 22%, 8%, 9% and 17% are currently scheduled to expire in 2018, 2019, 2020 and thereafter, respectively. Our Utica Shale leases generally grant us the right to extend these leases for an additional five-year period. NRI/WI is from wells that have been drilled or in which we have elected to participate. Includes 191 gross (29.15 net) gas wells and 29 gross (3.32 net) oil wells drilled by other operators on our acreage.

(4) With respect to our total undeveloped SCOOP acreage as of December 31, 2017, leases representing 6%, 67% and 5% are currently scheduled to expire in 2018, 2019 and 2020, respectively. NRI/WI is from wells that have been drilled or in which we have elected to participate. Includes one gross (.05 net) gas well and 239 gross (8.4 net) oil wells drilled by other operators on our acreage.

(5)
We have a 100% working interest (80.108% average NRI) from the surface to the base of the 13900 Sand which is located at 11,320 feet. Below the base of the 13900 Sand, we have a 40.40% non-operated working interest (29.95% NRI).

(6)	NRI shown is for producing wells.

(7)
The leases relating to our Niobrara Formation acreage will expire at the end of their respective primary terms unless the applicable leases are renewed or extended, we have commenced the necessary operations required by the terms of the applicable leases or we have obtained actual production from acreage subject to the applicable leases, in which event they will remain in effect until the cessation of production. Leases representing 11% and 53% of our total Niobrara undeveloped acreage are currently scheduled to expire in 2018 and 2019, respectively.

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

	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Recompletions:
Productive	81	81	77	77	72	72
Dry	—	—	—	—	—	—
Total	81	81	77	77	72	72
Development:
Productive	124	115.4	49	42.5	49	38
Dry	2	2	1	1	—	—
Total	126	117.4	50	43.5	49	38
Exploratory:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total	—	—	—	—	—	—
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
In two separate complaints, one filed by the State of Louisiana and the Parish of Cameron in the 38th Judicial District Court for the Parish of Cameron on February 9, 2016 and the other filed by the State of Louisiana and the District Attorney for the 15th Judicial District of the State of Louisiana in the 15th Judicial District Court for the Parish of Vermilion on July 29, 2016, we were named as a defendant, among 26 oil and gas companies, in the Cameron Parish complaint and among more than 40 oil and gas companies in the Vermilion Parish complaint, or the Complaints. The Complaints were filed under the State and Local Coastal Resources Management Act of 1978, as amended, and the rules, regulations, orders and ordinances adopted thereunder, which we referred to collectively as the CZM Laws, and allege that certain of the defendants’ oil and gas exploration, production and transportation operations associated with the development of the East Hackberry and West Hackberry oil and gas fields, in the case of the Cameron Parish complaint, and the Tigre Lagoon oil and gas field, in the case of the Vermilion Parish complaint, were conducted in violation of the CZM Laws. The Complaints allege that such activities caused substantial damage to land and waterbodies located in the coastal zone of the relevant Parish, including due to defendants’ design, construction and use of waste pits and the alleged failure to properly close the waste pits and to clear, re-vegetate, detoxify and return the property affected to its original condition, as well as the defendants’ alleged discharge of waste into the coastal zone. The Complaints also allege that the defendants’ oil and gas activities have resulted in the dredging of numerous canals, which had a direct and significant impact on the state coastal waters within the relevant Parish and that the defendants, among other things, failed to design, construct and maintain these canals using the best practical techniques to prevent bank slumping, erosion and saltwater intrusion and to minimize the potential for inland movement of storm-generated surges, which activities allegedly have resulted in the erosion of marshes and the degradation of terrestrial and aquatic life therein. The Complaints also allege that the defendants failed to re-vegetate, refill, clean, detoxify and otherwise restore these canals to their original condition. In these two petitions, the plaintiffs seek damages and other appropriate relief under the CZM Laws, including the payment of costs necessary to clear, re-vegetate, detoxify and otherwise restore the affected coastal zone of the relevant Parish to its original condition, actual restoration of such coastal zone to its original condition, and the payment of reasonable attorney fees and legal expenses and pre-judgment and post judgment interest.
We were served with the Cameron complaint in early May 2016 and with the Vermilion Complaint in early September 2016. The Louisiana Attorney General and the Louisiana Department of Natural Resources intervened in both the Cameron Parish suit and the Vermilion Parish suit. Shortly after the Complaints were filed, certain defendants removed the cases to the lawsuit to the United States District Court for the Western District of Louisiana. In both cases, the plaintiffs have filed a motion to remand and the plaintiffs agreed to an extension of time for all defendants to file responsive pleadings until the District Courts ruled on the motions to remand.  In the Vermilion Parish case, the District Court entered an order on September 26, 2017 remanding the lawsuit to the 15th Judicial District Court, State of Louisiana, Parish of Vermilion.  In the Cameron Parish lawsuit, the federal magistrate, on January 18, 2018, issued a report and recommendation that the Cameron Parish lawsuit be remanded to the 38th Judicial District Court, State of Louisiana, Parish of Cameron.  It is anticipated that one or more of the defendants will object to the magistrate’s report and recommendation, in which case the report and recommendation will be reviewed by the District Court after additional briefing by the parties.  Due the procedural posture of lawsuits, the fact that responsive pleadings have not been filed and the fact that the parties have not begun discovery, we have not had the opportunity to evaluate the applicability of the allegations made in plaintiffs’ complaints to our operations and management cannot determine the amount of loss, if any, that may result.
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
Price Range of Common Stock
Our common stock is quoted on the Nasdaq Global Select Market under the symbol “GPOR.” The following table sets forth the high and low sale prices of our common stock for the periods presented:

	Price Range of Common Stock
	High	Low
2016
First Quarter	$31.05	$21.00
Second Quarter	34.67	26.00
Third Quarter	32.50	25.34
Fourth Quarter	30.47	21.30
2017
First Quarter	$22.35	$15.66
Second Quarter	17.82	12.47
Third Quarter	15.09	10.90
Fourth Quarter	15.08	11.73
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Repurchases of Equity Securities
In January 2018, our board of directors approved a stock repurchase program to acquire up to $100.0 million of our outstanding common stock during 2018. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require us to acquire any specific number of shares. We intend to purchase shares under the repurchase program opportunistically while maintaining sufficient liquidity to fund our 2018 capital development program. This repurchase program is authorized to extend through December 31, 2018 and may be suspended from time to time, modified, extended or discontinued by our board of directors at any time. We have not made any purchases of our common stock as of February 22, 2018.
Holders of Record
At the close of business on February 14, 2018, there were 349 stockholders of record holding 183,105,910 shares of our outstanding common stock. There were approximately 22,941 beneficial owners of our common stock as of February 14, 2018.
Dividend Policy
We have never paid dividends on our common stock. We currently intend to retain all earnings to fund our operations. Therefore, we do not intend to pay any cash dividends on the common stock in the foreseeable future. In addition, the terms of our credit facility restrict the payment of any dividends to the holders of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following selected consolidated financial data in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes appearing elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015 and the selected consolidated balance sheet data at December 31, 2017 and December 31, 2016 are derived from our audited consolidated financial statements appearing elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2014 and December 31, 2013 and the selected consolidated balance sheet data at December 31, 2015, December 31, 2014 and December 31, 2013 are derived from our audited consolidated financial statements that are not included in this report. The historical data presented below is not indicative of future results. We did not pay any cash dividends on our common stock during any of the periods set forth in the following table.

	Fiscal Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except share data)
Selected Consolidated Statements of Operations Data:
Revenues	$1,320,303	$385,910	$708,990	$670,762	$262,225
Costs and expenses:
Lease operating expenses	80,246	68,877	69,475	52,191	26,703
Production taxes	21,126	13,276	14,740	24,006	26,933
Midstream gathering and processing	248,995	165,972	138,590	64,467	11,030
Depreciation, depletion and amortization	364,629	245,974	337,694	265,431	118,880
Impairment of oil and natural gas properties	—	715,495	1,440,418	—	—
General and administrative	52,938	43,409	41,967	38,290	22,519
Accretion expense	1,611	1,057	820	761	717
Acquisition expense	2,392	—	—	—	—
(Gain) loss on sale of assets	—	—	—	(11)	508
	771,937	1,254,060	2,043,704	445,135	207,290
Income (Loss) from Operations	548,366	(868,150)	(1,334,714)	225,627	54,935
Other (Income) Expense:
Interest expense	108,198	63,530	51,221	23,986	17,490
Interest income	(1,009)	(1,230)	(643)	(195)	(297)
Litigation settlement	—	—	—	25,500	—
Insurance proceeds	—	(5,718)	(10,015)	—	—
Loss on debt extinguishment	—	23,776	—	—	—
Gain on contribution of investments	—	—	—	(84,470)	—
Loss (income) from equity method investments	5,257	33,985	106,093	(139,434)	(213,058)
Other (income) expense	(1,041)	129	(485)	(504)	(528)
	111,405	114,472	146,171	(175,117)	(196,393)
Income (Loss) from Continuing Operations before Income Taxes	436,961	(982,622)	(1,480,885)	400,744	251,328
Income Tax Expense (Benefit)	1,809	(2,913)	(256,001)	153,341	98,136
Income (Loss) from Continuing Operations	435,152	(979,709)	(1,224,884)	247,403	153,192
Net Income (Loss) Available to Common Stockholders	$435,152	$(979,709)	$(1,224,884)	$247,403	$153,192
Net Income (Loss) Per Common Share—Basic:	$2.42	$(7.97)	$(12.27)	$2.90	$1.98
Net Income (Loss) Per Common Share—Diluted:	$2.41	$(7.97)	$(12.27)	$2.88	$1.97

	At December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Consolidated Balance Sheet Data:
Total assets	$5,807,752	$4,223,145	$3,334,734	$3,619,473	$2,685,039
Total debt, including current maturity	$2,038,943	$1,593,875	$946,263	$703,564	$291,090
Total liabilities	$2,706,138	$2,039,253	$1,295,897	$1,323,177	$634,801
Stockholders’ equity	$3,101,614	$2,183,892	$2,038,837	$2,296,296	$2,050,238

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are an independent oil and natural gas exploration and production company focused on the exploration, exploitation, acquisition and production of natural gas, natural gas liquids and crude oil in the United States. Our principal properties are located in the Utica Shale primarily in Eastern Ohio and the SCOOP Woodford and SCOOP Springer plans in Oklahoma. In addition, among other interests, we hold an acreage position along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields, an acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, or Grizzly, and an approximate 25.1% equity interest in Mammoth Energy Services, Inc., or Mammoth Energy, an oil field services company listed on the Nasdaq Global Select Market (TUSK).
Prices for oil and natural gas have historically been volatile and subject to significant fluctuation in response to changes in supply and demand, market uncertainty and a variety of other factors beyond our control. During the last three years, particularly in light of the continued downturn in commodity prices, we focused on operational efficiencies in an effort to reduce our overall well costs and deliver better results in a more economical manner, all while growing our production base each year. In 2017, an increase in commodity prices allowed us to increase our capital budget as compared to 2016 and position us well to navigate the current commodity price environment. In response to current declining forward natural gas prices, we are focused on delivering growth within cash flow by exercising strict capital discipline and currently expect to reduce our planned capital expenditures by approximately 23% as compared to 2017.
2017 and 2018 Year to Date Highlights

•	Production increased 51% to approximately 397,543 MMcfe for the year ended December 31, 2017 from approximately 263,430 MMcfe for the year ended December 31, 2016.

•
On February 17, 2017, we, through our wholly-owned subsidiary Gulfport MidCon LLC, or Gulfport MidCon (formerly known as SCOOP Acquisition Company, LLC), completed our acquisition, which we refer to as our SCOOP acquisition, of certain assets from Vitruvian II Woodford, LLC, an unrelated third-party seller, for a total purchase price of approximately $1.85 billion, consisting of $1.35 billion in cash, subject to certain adjustments, and approximately 23.9 million shares of our common stock (of which approximately 5.2 million shares were placed in an indemnity escrow). Our SCOOP acquisition included approximately 46,000 net surface acres with multiple producing zones, including the Woodford and Springer formations in the South Central Oklahoma Oil Province, or SCOOP, resource play, in Grady, Stephens and Garvin Counties, Oklahoma.

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

•
During 2017, we spud 126 gross (117.4 net) wells, turned to sales 81 gross (72.1 net) operated wells, participated in an additional 57 gross (9.4 net) wells that were drilled by other operators on our Utica Shale and SCOOP acreage and recompleted 81 gross and net wells in our Southern Louisiana fields. Of our 126 new wells spud during 2017, 50 were completed as producing wells, two were non-productive and, at year end, 66 were in various stages of completion and eight were drilling.

•	Oil and natural gas revenues, before the impact of derivatives, increased 97% to $1.1 billion for the year ended December 31, 2017 from $560.4 million for the year ended December 31, 2016.

•	During the year ended December 31, 2017, we reduced our unit lease operating expense by 23% to $0.20 per Mcfe from $0.26 per Mcfe during the year ended December 31, 2016.

•	During the year ended December 31, 2017, we reduced our unit general and administrative expense by 19% to $0.13 per Mcfe from $0.16 per Mcfe during the year ended December 31, 2016.

•
On October 11, 2017, we issued $450.0 million in aggregate principal amount of our 6.375% Senior Notes due 2026, or the 2026 Notes, to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. Interest on the 2026 Notes accrues at a rate of 6.375% per annum on the outstanding principal amount thereof from October 11, 2017, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2018. The 2026 Notes will mature on January 15, 2026. A portion of the net proceeds from the issuance of the 2026 Notes was used to repay all of our outstanding borrowings under our secured revolving credit facility on October 11, 2017 and the balance was used to fund the remaining outspend related to our 2017 capital development plans.

•
In January 2018, our board of directors approved a stock repurchase program to acquire up to $100.0 million of our outstanding common stock during 2018, which we believe underscores the confidence we have in our business model, financial performance and asset base.

•	During 2018 (through February 9, 2018), we spud 12 gross (9.8 net) wells. As of February 9, 2018, six wells were waiting on completion and six were still being drilled.
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
Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled $2.9 billion at December 31, 2017 and $1.6 billion at December 31, 2016. These costs are reviewed quarterly by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.
Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling (as defined in the preceding paragraph). If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. As a result of the decline in commodity prices, we recognized a ceiling test impairment of $715.5 million for the year ended December 31, 2016. No ceiling test impairment was recognized by us for the year ended December 31, 2017. If prices of oil, natural gas and natural gas liquids decline in the future, we may be required to further write down the value of our oil and natural gas properties, which could negatively affect our results of operations.
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
Oil and Gas Reserve Quantities. Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analysis demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Netherland, Sewell & Associates, Inc. and to a lesser extent our personnel have prepared reserve reports of our reserve estimates at December 31, 2017 on a well-by-well basis for our properties.
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
Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management's opinion, it is more likely than not that some portion will not be realized. At December 31, 2017, a valuation allowance of $298.8 million had been established for the net deferred tax asset, with the exception of certain NOLs that we expect to realize on a more likely than not basis. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. Further information on the tax impacts of the Tax Cut and Jobs Act is included in Note 10 of our consolidated financial statements.
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

See Item 7. "Commodity Price Risk" for a summary of our derivative instruments in place as of December 31, 2017.
RESULTS OF OPERATIONS
Results of Operations
The markets for oil and natural gas have historically been, and will continue to be, volatile. Prices for oil and natural gas may fluctuate in response to relatively minor changes in supply and demand, market uncertainty and a variety of factors beyond our control.

The following table presents our production volumes, average prices received and average production costs during the periods indicated:

	2017	2016	2015
	($ In thousands)
Natural gas sales
Natural gas production volumes (MMcf)	350,061	227,594	156,151

Total natural gas sales	$845,999	$420,128	$324,733

Natural gas sales without the impact of derivatives ($/Mcf)	$2.42	$1.85	$2.08
Impact from settled derivatives ($/Mcf)	$0.07	$0.60	$0.71
Average natural gas sales price, including settled derivatives ($/Mcf)	$2.49	$2.45	$2.79

Oil and condensate sales
Oil and condensate production volumes (MBbls)	2,579	2,126	2,899

Total oil and condensate sales	$124,568	$81,173	$122,615

Oil and condensate sales without the impact of derivatives ($/Bbl)	$48.29	$38.18	$42.29
Impact from settled derivatives ($/Bbl)	$1.59	$5.11	$3.12
Average oil and condensate sales price, including settled derivatives ($/Bbl)	$49.88	$43.29	$45.41

Natural gas liquids sales
Natural gas liquids production volumes (MGal)	224,038	161,562	185,792

Total natural gas liquids sales	$136,057	$59,115	$58,129

Natural gas liquids sales without the impact of derivatives ($/Gal)	$0.61	$0.37	$0.31
Impact from settled derivatives ($/Gal)	$(0.03)	$(0.01)	$—
Average natural gas liquids sales price, including settled derivatives ($/Gal)	$0.58	$0.36	$0.31

Natural gas, oil and condensate and natural gas liquids sales
Natural gas equivalents (MMcfe)	397,543	263,430	200,089

Total natural gas, oil and condensate and natural gas liquids sales	$1,106,624	$560,416	$505,477

Natural gas, oil and condensate and natural gas liquids sales without the impact of derivatives ($/Mcfe)	$2.78	$2.13	$2.53
Impact from settled derivatives ($/Mcfe)	$0.07	$0.56	$0.60
Average natural gas, oil and condensate and natural gas liquids sales price, including settled derivatives ($/Mcfe)	$2.85	$2.69	$3.13

Production Costs:
Average production costs (per Mcfe)	$0.20	$0.26	$0.35
Average production taxes and midstream costs (per Mcfe)	$0.68	$0.68	$0.77
Total production and midstream costs and production taxes (per Mcfe)	$0.88	$0.94	$1.12

The total volume hedged for 2017, 2016 and 2015 represented approximately 68%, 77% and 46%, respectively, of our total sales volumes for the applicable year.
From 2016 to 2017, our net equivalent gas production increased 51% from 263,430 MMcfe to 397,543 MMcfe primarily as a result of the continued development of our Utica Shale acreage and the acquisition of our SCOOP acreage. From 2015 to 2016, our net equivalent gas production increased 32% from 200,089 MMcfe to 263,430 MMcfe primarily as a result of the continued development of our Utica Shale acreage. We currently estimate that our 2018 production will be between 456,250 and 474,500 MMcfe. However, our actual production may be different due to changes in our currently anticipated drilling and recompletion activities, changing economic climate, adverse weather conditions or other unforeseen events. See Item 1A. "Risk Factors."
Comparison of the Years Ended December 31, 2017 and December 31, 2016
We reported net income of $435.2 million for the year ended December 31, 2017 as compared to a net loss of $979.7 million for the year ended December 31, 2016. This increase in period-to-period net income was due primarily to no impairment charge for the year ended December 31, 2017 as compared to a $715.5 million impairment of oil and natural gas properties for the year ended December 31, 2016 and a $934.4 million increase in oil and natural gas revenues, partially offset by an $83.0 million increase in midstream gathering and processing expenses, a $118.7 million increase in depreciation, depletion and amortization expense and a $44.7 million increase in interest expense for the year ended December 31, 2017, as compared to the year ended December 31, 2016.
Oil and Natural Gas Revenues. For the year ended December 31, 2017, we reported oil and natural gas revenues of $1.3 billion as compared to oil and natural gas revenues of $385.9 million during 2016. This $934.4 million, or 242%, increase in revenues was primarily attributable to the following:

•
A $388.2 million increase in natural gas and oil sales due to a favorable change in gains and losses from derivative instruments. Of the total change, $512.1 million was due to favorable changes in the fair value of our open derivative positions in each period and $123.9 million was due to an unfavorable change in settlements related to our derivative positions.

•	A $425.9 million increase in natural gas sales without the impact of derivatives due to a 54% increase in natural gas sales volumes and a 31% increase in natural gas market prices.

•	A $43.4 million increase in oil and condensate sales without the impact of derivatives due to a 21% increase in oil and condensate sales volumes and a 26% increase in oil and condensate market prices.

•
A $76.9 million increase in natural gas liquids sales without the impact of derivatives due to a 39% increase in natural gas liquids sales volumes and a 66% increase in natural gas liquids market prices.

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $80.2 million for the year ended December 31, 2017 from $68.9 million for the year ended December 31, 2016. This increase was mainly the result of an increase in expenses related to supervision and labor, overhead, surface rentals, water hauling and treatment, chemicals, ad valorem taxes and road, location and equipment repairs, partially offset by decreases in compression and water disposal. However, due to increased efficiencies and a 51% increase in our production volumes for the year ended December 31, 2017 as compared to the year ended December 31, 2016, our per unit LOE decreased by 23% from $0.26 per Mcfe to $0.20 per Mcfe.
Production Taxes. Production taxes increased to $21.1 million for the year ended December 31, 2017 from $13.3 million for 2016. This increase was primarily related to an increase in realized prices and production volumes.
Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased by $83.0 million to $249.0 million for the year ended December 31, 2017 from $166.0 million for 2016. This increase was primarily the result of midstream expenses related to our increased production volumes in the Utica Shale resulting from our 2017 and 2016 drilling activities, as well as production volumes resulting from our SCOOP acquisition in February 2017.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $364.6 million for the year ended December 31, 2017, and consisted of $358.8 million in depletion of oil and natural gas properties and $5.8 million in depreciation of other property and equipment, as compared to total DD&A expense of $246.0 million for 2016. This increase was due to an increase in our full cost pool as a result of our SCOOP acquisition and an increase in our production, partially offset by an increase in our total proved reserves volume used to calculate our total DD&A expense.
General and Administrative Expenses. Net general and administrative expenses increased to $52.9 million for the year ended December 31, 2017 from $43.4 million for the year ended December 31, 2016. This $9.5 million increase was due to an increase in salaries and benefits resulting from an increased number of employees, consulting fees, bank service charges, computer support and franchise taxes, partially offset by a decrease in employee stock compensation expense and legal fees. However, during the year ended December 31, 2017, we decreased our per unit general and administrative expense by 19% to $0.13 per Mcfe from $0.16 per Mcfe during the year ended December 31, 2016.
Accretion Expense. Accretion expense increased to $1.6 million for the years ended December 31, 2017 from $1.1 million for the year ended December 31, 2016, primarily as a result of our SCOOP acquisition.
Interest Expense. Interest expense increased to $108.2 million for the year ended December 31, 2017 from $63.5 million for the year ended December 31, 2016 due primarily to the issuance of $450.0 million of the 2026 Notes in October 2017 and the issuance of $600.0 million of the 2025 Notes in December 2016, partially offset by our repurchase or redemption of our 7.75% Senior Notes due 2020, which we refer to as the 2020 Notes, of which $600.0 million in aggregate principal amount was then outstanding, in October 2016 with the net proceeds from our issuance of $650.0 million of the 2024 Notes. In addition, total weighted debt outstanding under our revolving credit facility was $119.2 million for the year ended December 31, 2017 as compared to $0.2 million outstanding under such facility for 2016. Additionally, we capitalized approximately $9.5 million and $8.7 million in interest expense to undeveloped oil and natural gas properties during the years ended December 31, 2017 and December 31, 2016, respectively. This increase in capitalized interest in the 2017 period was primarily the result of our SCOOP acquisition and the development of this acreage.
Income Taxes. As of December 31, 2017, we had a net operating loss carry forward of approximately $574.4 million, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Periodically, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management's opinion, it is more likely than not that some portion will not be realized. At December 31, 2017, a valuation allowance of $298.8 million had been provided against the net deferred tax asset, with the exception of certain state net operating losses that we expect to be able to utilize with NOL carrybacks. We recognized an income tax expense from continuing operations of $1.8 million for the year ended December 31, 2017.
Comparison of the Years Ended December 31, 2016 and December 31, 2015
We reported a net loss of $979.7 million for the year ended December 31, 2016 as compared to a net loss of $1.2 billion for the year ended December 31, 2015. This decrease in period-to-period net loss was due primarily to a $724.9 million decrease of impairment of oil and natural gas properties, a $91.7 million decrease in depreciation, depletion and amortization expense and a $72.1 million decrease in loss from equity method investments, partially offset by a $323.1 million decrease in oil and natural gas revenues, a $27.4 million increase in midstream gathering and processing expenses, a $23.8 million loss on debt extinguishment and a $253.1 million decrease in income tax benefit for the year ended December 31, 2016, as compared to the year ended December 31, 2015.
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

•	A $95.4 million increase in natural gas sales without the impact of derivatives due to a 46% increase in natural gas sales volumes, partially offset by an 11% decrease in natural gas market prices.

•	a $41.4 million decrease in oil and condensate sales without the impact of derivatives due to a 27% decrease in oil and condensate sales volumes and a 10% decrease in oil and condensate market prices.

•
A $1.0 million increase in natural gas liquids sales without the impact of derivatives due to a 17% increase in natural gas liquids market prices, partially offset by a 13% decrease in natural gas liquids sales volumes.

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes decreased to $68.9 million for the year ended December 31, 2016 from $69.5 million for the year ended December 31, 2015. This decrease was mainly the result of a decrease in expenses related to contract labor and field supervision, field telemetry, facility repairs and maintenance and water disposal, partially offset by increases in water hauling, compression and ad valorem taxes.
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
Accretion Expense. Accretion expense increased to $1.1 million for the year ended December 31, 2016 from $0.8 million for the year ended December 31, 2015.
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

Our primary uses of cash are for ongoing business operations, repayments of our debt, capital expenditures, investments and acquisitions. During 2018, we also intend to purchase shares of our common stock under our recently announced stock repurchase program opportunistically with available funds while maintaining sufficient liquidity to fund our 2018 capital development program.
Net cash flow provided by operating activities was $679.9 million for the year ended December 31, 2017 as compared to net cash flow provided by operating activities of $337.8 million for 2016. This increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 60% increase in net revenues after giving effect to settled derivative instruments, partially offset by an increase in our operating expenses.
Net cash flow provided by operating activities was $337.8 million for the year ended December 31, 2016, as compared to net cash flow provided by operating activities of $322.2 million for 2015. This increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 13% increase in net revenues after giving effect to settled derivative instruments, partially offset by an increase in our operating expenses.
Net cash used in investing activities for the year ended December 31, 2017 was $2.3 billion as compared to $905.6 million for 2016. During the year ended December 31, 2017, we spent $1.1 billion in additions to oil and natural gas properties, of which $750.6 million was spent on our 2017 drilling and recompletion programs, $97.4 million was spent on expenses attributable to the wells spud, completed and recompleted during 2016, $1.5 million was spent on facility enhancements, $4.3 million was spent on plugging costs, $119.8 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale and the SCOOP and $7.2 million was spent on seismic with the remainder attributable mainly to future location development and capitalized general and administrative expenses. We also spent $1.3 billion to fund the cash portion of the purchase price for our SCOOP acquisition. In addition, $2.3 million was invested in Grizzly and $46.1 million was invested in Strike Force, net of distributions. We did not make any material investments in our our other equity investments during the year ended December 31, 2017. During the year ended December 31, 2017, we used cash from operations and proceeds from our 2016 equity and debt offerings and our 2017 debt offering for our investing activities.
Net cash used in investing activities for the year ended December 31, 2016 was $905.6 million as compared to $1.6 billion for 2015. During the year ended December 31, 2016, we spent $724.9 million in additions to oil and natural gas properties, of which $346.7 million was spent on our 2016 drilling and recompletion programs, $145.3 million was spent on expenses attributable to the wells spud, completed and recompleted during 2015, $4.3 million was spent on facility enhancements, $3.7 million was spent on plugging costs, $154.5 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale, with the remainder attributable mainly to future location development and capitalized general and administrative expenses. In addition, $15.5 million was invested in Grizzly and $11.0 million was invested in Strike Force. We did not make any material investments in our other equity investments during the year ended December 31, 2016. We also received approximately $45.8 million from the sale of oil and gas properties, primarily the sale of non-producing leasehold acreage in the non-core area of our Utica acreage, and spent $185.0 million to fund the escrow deposit for our then pending SCOOP acquisition. During the year ended December 31, 2016, we used cash from operations and proceeds from our 2015 and 2016 equity and debt offerings for our investing activities.
Net cash provided by financing activities for the year ended December 31, 2017 was $433.0 million as compared to net cash provided by financing activities of $1.7 billion for 2016. The 2017 amount provided by financing activities is primarily attributable to the net proceeds of $444.3 million from our 2017 debt offering.
Net cash provided by financing activities for the year ended December 31, 2016 was $1.7 billion as compared to $1.2 billion for 2015. The 2016 amount provided by financing activities is primarily attributable to the net proceeds of $1.2 billion from our 2016 debt offerings, partially offset by the repurchase and redemption of our 2020 Notes, and net proceeds of $1.1 billion from our 2016 equity offerings.
Credit Facility. We have entered into a senior secured revolving credit facility, as amended, with The Bank of Nova Scotia, as the lead arranger and administrative agent and certain lenders from time to time party thereto. The credit agreement provides for a maximum facility amount of $1.5 billion and matures on December 13, 2021. As of December 31, 2017, we had a borrowing base of $1.2 billion, with an elected commitment of $1.0 billion, and no balance outstanding under our revolving credit facility. Total funds available for borrowing, after giving effect to an aggregate of $241.0 million of letters of credit, were $759.0 million. This facility is secured by substantially all of our assets. Our wholly-owned subsidiaries guarantee our obligations under our revolving credit facility.

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
Our revolving credit facility contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries' ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in our revolving credit facility. Our revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of net funded debt to EBITDAX (net income, excluding (i) any non-cash revenue or expense associated with swap contracts resulting from ASC 815 and (ii) any cash or non-cash revenue or expense attributable to minority investment plus without duplication and, in the case of expenses, to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) exploration costs deducted in determining net income under successful efforts accounting, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings (provided that expenses related to any unsuccessful dispositions will be limited to $3.0 million in the aggregate) for a twelve-month period may not be greater than 4.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with these financial covenants at December 31, 2017.
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
On December 21, 2016, we issued $600.0 million in aggregate principal amount of 2025 Notes. The 2025 Notes were issued under an indenture, dated as of December 21, 2016, among us, the subsidiary guarantors party thereto and the senior note indenture, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. Under this indenture, interest on the 2025 Notes accrues at a rate of 6.375% per annum on the outstanding principal amount thereof from December 21, 2016, payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2017. The 2025 Notes will mature on May 15, 2025. We received approximately $584.7 million in net proceeds from the offering of the 2025 Notes, which we used, together with the net proceeds from our December 2016 offering of common stock and cash on hand, to fund the cash portion of the purchase price for our acquisition of certain assets of Vitruvian.
On October 11, 2017, we issued $450.0 million in aggregate principal amount of 2026 Notes. The 2026 Notes were issued under an indenture to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. Under this indenture, interest on the 2026 Notes accrues at a rate of 6.375% per annum on the outstanding principal amount thereof from October 11, 2017, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2018. The 2026 Notes will mature on January 15, 2026. We received approximately $444.3 million in net proceeds from the offering of the 2026 Notes, a portion of which was used to repay all of our outstanding borrowings under our secured revolving credit facility on October 11, 2017 and the balance was used to fund the remaining outspend related to our 2017 capital development plans.
All of our existing and future restricted subsidiaries that guarantee our secured revolving credit facility or certain other debt guarantee the 2023 Notes, 2024 Notes, 2025 Notes and the 2026 Notes, provided, however, that the 2023 Notes, 2024 Notes, 2025 Notes and 2026 Notes are not guaranteed by Grizzly Holdings, Inc. and will not be guaranteed by any of our future unrestricted subsidiaries. The guarantees rank equally in the right of payment with all of the senior indebtedness of the subsidiary guarantors and senior in the right of payment to any future subordinated indebtedness of the subsidiary guarantors. The 2023 Notes, 2024 Notes, 2025 Notes and 2026 Notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness (including all borrowings and other obligations under our amended and restated credit agreement) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries that do not guarantee the 2023 Notes, 2024 Notes, 2025 Notes and 2026 Notes.
If we experience a change of control (as defined in the senior note indentures relating to the 2023 Notes, 2024 Notes, 2025 Notes and 2026 Notes), we will be required to make an offer to repurchase the 2023 Notes, 2024 Notes, 2025 Notes and 2026 Notes and at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. If we sell certain assets and fail to use the proceeds in a manner specified in our senior note indentures, we will be required to use the remaining proceeds to make an offer to repurchase the 2023 Notes, 2024 Notes, 2025 Notes and 2026 Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The senior note indentures relating to the 2023 Notes, 2024 Notes, 2025 Notes and 2026 Notes contain certain covenants that, subject to certain exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments, declare or pay dividends or make distributions on capital stock, prepay subordinated indebtedness, sell assets including capital stock of restricted subsidiaries, agree to payment restrictions affecting our restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into transactions with affiliates, incur liens, engage in business other than the oil and gas business and designate certain of our subsidiaries as unrestricted subsidiaries. Under the indenture relating to the 2023 Notes, 2024 Notes, 2025 Notes and 2026 Notes, certain of these covenants are subject to termination upon the occurrence of certain events, including in the event the 2023 Notes, 2024 Notes, 2025 Notes and 2026 Notes are ranked as "investment grade" by Standard & Poor's and Moody's.
In connection with the issuance of the 2024 Notes, the 2025 Notes and 2026 Notes, we and our subsidiary guarantors entered into registration rights agreements, pursuant to which we agreed to file a registration statement with respect to an offer to exchange the 2024 Notes, the 2025 Notes and the 2026, as applicable, for new issues of substantially identical debt securities registered under the Securities Act. The exchange offers for the 2024 Notes and the 2025 Notes were completed on September 13, 2017. On January 18, 2018, we filed a registration statement on Form S-4 with respect to an offer to exchange the 2026 Notes for substantially identical debt securities registered under the Securities Act, which registration statement was declared effective by the SEC on February 12, 2018. We commenced the exchange offer relating to the 2026 notes on February 16, 2018, which we expect to close in March of 2018.
Construction Loan. On June 4, 2015, we entered into a construction loan agreement, or the construction loan, with InterBank for the construction of our new corporate headquarters in Oklahoma City, which was substantially completed in December 2016. The construction loan allows for maximum principal borrowings of $24.5 million and required us to fund 30% of the cost of the construction before any funds could be drawn, which occurred in January 2016. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.50% per annum and was payable on the last day of the month through May 31, 2017. Monthly interest and principal payments are due beginning June 30, 2017, with the final payment due June 4, 2025. As of December 31, 2017, the total borrowings under the construction loan were approximately $23.7 million.
Capital Expenditures. Our recent capital commitments have been primarily for the execution of our drilling programs, acquisitions in the Utica Shale, our SCOOP acquisition in February 2017 and for investments in entities that may provide services to facilitate the development of our acreage. Our strategy is to continue to (1) increase cash flow generated from our operations by undertaking new drilling, workover, sidetrack and recompletion projects to exploit our existing properties, subject to economic and industry conditions, (2) pursue acquisition and disposition opportunities and (3) pursue business integration opportunities.
Of our net reserves at December 31, 2017, 64.9% were categorized as proved undeveloped. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved developed reserves, or both. To realize reserves and increase production, we must continue our exploratory drilling, undertake other replacement activities or use third parties to accomplish those activities.
During 2017, we spud 94 gross (88.7 net) and commenced sales from 68 gross (61.1 net) wells in the Utica Shale for a total cost of approximately $599.8 million. In addition, 26 gross (8.4 net) wells were drilled and 45 gross (9.3 net) wells were turned to sales by other operators on our Utica Shale acreage during 2017 for a total cost to us of approximately $114.8 million. We currently expect to drill 36 to 40 gross (26 to 29 net) horizontal wells and commence sales from 33 to 37 gross (33 to 37 net) horizontal wells on our Utica Shale acreage. As of February 9, 2018, we had three operated horizontal rigs drilling in the play and expect to release a rig in March of 2018 as our contract expires. We plan to run on average 2.5 operated horizontal rigs in the Utica Shale during 2018. We also anticipate an additional seven to eight net horizontal wells will be drilled, and sales commenced from nine to ten net horizontal wells, on our Utica Shale acreage by other operators. We currently anticipate our 2018 capital expenditures to be $425.0 million to $455.0 million related to our operated and non-operated Utica Shale activities.
During 2017, we spud 19 gross (15.7 net) and commenced sales from 13 gross (11.0 net) wells in the SCOOP for a total cost of approximately $250.0 million. In addition, 31 gross (0.9 net) wells were drilled and 23 gross (0.8 net) wells were turned to sales by other operators on our SCOOP acreage during 2017 for a total cost to us of approximately $7.0 million. During 2018, we currently expect to drill 15 to 16 gross (10 to 11 net) horizontal wells and commence sales from 20 to 22 gross (16 to 18 net) wells on our SCOOP acreage. We also anticipate four to five net wells will be drilled, and sales commenced from two to three net wells on our SCOOP acreage by other operators. As of February 9, 2018, we had four operated horizontal drilling rigs in the play and expect to release two rigs mid-summer 2018 as our contracts expire. We plan to run on average approximately three operated horizontal rigs in the SCOOP in 2018. We currently expect to spend $185.0 million to $210.0 million related to these activities for our operated and non-operated SCOOP acreage during 2018.
During 2017, we recompleted 60 existing wells and spud ten new wells at our WCBB field and recompleted 20 existing wells and spud five new wells in our Hackberry fields for a total aggregate cost of approximately $35.1 million. During 2018, we plan to run one completion rig in our Southern Louisiana fields. We currently expect to spend approximately $20.0 million in 2018 to perform recompletion activities in Southern Louisiana.
During 2017, no new wells were spud on our Niobrara Formation acreage. We do not currently anticipate any capital expenditures in the Niobrara Formation in 2018.
During the third quarter of 2006, we purchased a 24.9% interest in Grizzly. As of December 31, 2017, our net investment in Grizzly was approximately $57.6 million. Our capital requirements in 2017 for Grizzly were approximately $2.3 million. Effective October 5, 2012, Grizzly entered into a $125.0 million revolving credit facility, of which Grizzly paid the outstanding balance in full in July 2016. Gulfport paid its share of this amount on June 30, 2016. We do not currently anticipate any material capital expenditures in 2018 related to Grizzly's activities.
We had no material capital expenditures during the during the year ended December 31, 2017 related to our interests in Thailand. We do not currently anticipate any capital expenditures in Thailand in 2017.
In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. See Item 1. "Business–Our Equity Investments" and Note 4 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments. During the years ended December 31, 2017 and 2016, we did not make any additional investments in these entities, and we do not currently anticipate any capital expenditures related to these entities in 2018. In the fourth quarter of 2014, we contributed our investments in Stingray Pressure, Stingray Logistics, Bison and Muskie to Mammoth, in exchange for a 30.5% limited partner interest in this newly formed limited partnership. On October 19, 2016, Mammoth Energy completed its IPO of 7,750,000 shares of its common stock at a public offering price of $15.00 per share, of which 7,500,000 shares were sold by Mammoth Energy and 250,000 shares were sold by certain selling stockholders, including 76,250 shares sold by us for which we received net proceeds of $1.1 million. Prior to the completion of the IPO, we were issued 9,150,000 shares of Mammoth Energy common stock in return for the contribution of our 30.5% interest in Mammoth. Following the IPO, we owned an approximate 24.2% interest in Mammoth Energy. On June 5, 2017, we acquired approximately 2.0 million shares of Mammoth Energy common stock in connection with our contribution of all of our membership interests in Sturgeon, Stingray Energy and Stingray Cementing, bringing our equity interest in Mammoth Energy to approximately 25.1%.
In February 2016, we, through our wholly-owned subsidiary Midstream Holdings, entered into an agreement with Rice to develop natural gas gathering assets in eastern Belmont County and Monroe County, Ohio, which we refer to as the dedicated areas, through an entity called Strike Force. We own a 25% interest in Strike Force, and EQT, following its acquisition of Rice, acts as operator and owns the remaining 75% interest in Strike Force. Construction of the gathering assets, which is ongoing, provides gathering services for wells operated by Gulfport and other operators and connectivity of existing dry gas gathering systems. First flow for Strike Force commenced on February 1, 2016. In connection with the formation of Strike Force, we contributed certain assets, including an approximately 11 mile-long, 12-inch diameter gathering line in 2016. During the year ended December 31, 2017, we paid $46.1 million in net cash calls related to Strike Force.
We currently expect to spend an aggregate of $140.0 million to $150.0 million in 2018 for non-drilling and completion activities, which includes acreage expenses, primarily lease extensions in the Utica Shale, and net cash contributions to Strike Force in 2018.
During 2015 and 2016, we continued to focus on operational efficiencies in an effort to reduce our overall well costs and deliver better results in a more economical manner, particularly in light of the continued downturn in commodity prices. We have successfully leveraged the lower commodity price environment to gain access to higher-quality equipment and superior services for reduced costs, which has contributed to increased productivity. In 2017, an increase in commodity prices allowed us to increase our capital budget as compared to 2016 and the resulting 2017 development activities enabled us to reach a size and scale, both financially and operationally, where we can navigate the current commodity price environment and adjust our business model accordingly. In response to current declining forward natural gas prices, we are focused on delivering growth within cash flow by exercising strict capital discipline and, as such, currently expect to reduce our planned capital expenditures by approximately 23% as compared to 2017.

Our total capital expenditures for 2018 are currently estimated to be in the range of $630.0 million to $685.0 million for drilling and completion expenditures. In addition, we currently expect to spend $140.0 million to $150.0 million in 2018 for non-drilling and completion expenditures, which includes acreage expenses, primarily lease extensions in the Utica Shale, and funding of our investment in Strike Force. Approximately 70% of our 2018 estimated drilling and completion capital expenditures are currently expected to be spent in the Utica Shale. The 2018 range of capital expenditures is lower than the $1.2 billion spent in 2017, primarily due to the decrease in current commodity prices, specifically natural gas prices, and our desire to fund our capital development program within cash flow.
In January 2018, our board of directors approved a stock repurchase program to acquire up to $100.0 million of our outstanding common stock during 2018. We intend to purchase shares under the repurchase program opportunistically with available funds while maintaining sufficient liquidity to fund our 2018 capital development program.
We continually monitor market conditions and are prepared to adjust our drilling program if commodity prices dictate. Currently, we believe that our cash flow from operations, cash on hand and borrowings under our loan agreements will be sufficient to meet our normal recurring operating needs and capital requirements for the next twelve months, including the operations related to our pending acquisition. We believe that our strong liquidity position, hedge portfolio and conservative balance sheet position us well to react quickly to changing commodity prices and accelerate or decelerate our activity within the Utica Basin and the SCOOP as the market conditions warrant. Notwithstanding the foregoing, in the event commodity prices decline from current levels, our capital or other costs increase, our equity investments require additional contributions and/or we pursue additional equity method investments or acquisitions, we may be required to obtain additional funds which we would seek to do through traditional borrowings, offerings of debt or equity securities or other means, including the sale of assets. We regularly evaluate new acquisition opportunities. Needed capital may not be available to us on acceptable terms or at all. Further, if we are unable to obtain funds when needed or on acceptable terms, we may be required to delay or curtail implementation of our business plan or not be able to complete acquisitions that may be favorable to us. If the current low commodity price environment worsens, our revenues, cash flows, results of operations, liquidity and reserves may be materially and adversely affected.
Commodity Price Risk
The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. During 2016, WTI prices ranged from $26.19 to $54.01 per barrel and the Henry Hub spot market price of natural gas ranged from $1.49 to $3.80 per MMBtu. During 2017, WTI prices ranged from $42.48 to $60.46 per barrel and the Henry Hub spot market price of natural gas ranged from $2.44 to $3.71 per MMBtu. If the prices of oil and natural gas continue at current levels or decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.
See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" for information regarding our open fixed price swaps at December 31, 2017.
Commitments
In connection with our acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller's (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we can access the trust for use in plugging and abandonment charges associated with the property. As of December 31, 2017, the plugging and abandonment trust totaled approximately $3.1 million. At December 31, 2017, we have plugged 551 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.
In January 2018, our board of directors approved a stock repurchase program to acquire up to $100.0 million of our outstanding common stock during 2018. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require us to acquire any specific number of shares. We intend to purchase shares under the repurchase program opportunistically with available funds while maintaining sufficient liquidity to fund our 2018 capital development program. This repurchase program is authorized to extend through December 31, 2018 and may be suspended from time to time, modified, extended or discontinued by our board of directors at any time. We did not make any purchases of our common stock during the three months ended December 31, 2016 under any stock repurchase program or otherwise, and have not made any such purchases of our common stock as of February 22, 2018.
Contractual and Commercial Obligations
The following table sets forth our contractual and commercial obligations at December 31, 2017:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
6.625% senior unsecured notes due 2023 (1)	$477,531	$23,188	$46,375	$46,375	$361,593
6.000% senior unsecured notes due 2024 (2)	923,000	39,000	78,000	78,000	728,000
6.375% senior unsecured notes due 2025 (3)	886,998	38,250	76,500	76,500	695,748
6.375% senior unsecured notes due 2026 (4)	686,991	21,834	57,375	57,375	550,407
Asset retirement obligations	75,100	120	9,510	3,624	61,846
Building loan (5)	23,724	622	1,233	1,353	20,516
Firm transportation contracts	3,752,365	248,047	499,225	493,240	2,511,853
Purchase obligations (6)	39,330	39,330	—	—	—
Operating leases	190	136	54	—	—
Total	$6,865,229	$410,527	$768,272	$756,467	$4,929,963
_____________________

(1)	Includes estimated interest of $23.2 million due in less than one year; $46.4 million due in 1-3 years; $46.4 million due in 3-5 years and $11.6 million due thereafter.
(2) Includes estimated interest of $39.0 million due in less than one year; $78.0 million due in 1-3 years; $78.0 million due in 3-5 years and $78.1 million due thereafter.
(3) Includes estimated interest of $38.3 million due in less than one year; $76.5 million due in 1-3 years; $76.5 million due in 3-5 years and $95.7 million due thereafter.
(4) Includes estimated interest of $21.8 million due in less than one year; $57.4 million due in 1-3 years; $57.4 million due in 3-5 years and $100.4 million due thereafter.

(5)	Does not include estimated interest of $1.1 million due in less than one year; $2.1 million due in 1-3 years: $1.9 million due in 3-5 years and $2.2 million due thereafter.

(6)	The purchasing obligations reported above represent our minimum financial commitment pursuant to the terms of these contracts.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2017.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. Subsequent to ASU 2014-09, the FASB issued several related ASU's to clarify the application of the revenue recognition standard. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years. The new standard permits retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented (full retrospective method) or (ii) recognition of a cumulative-effect adjustment as of the date of initial application (modified retrospective method). In July 2015, the FASB decided to defer the effective date by one year (until 2018). We have evaluated the impact of this ASU on our consolidated financial statements. This evaluation required, among other things, a review of existing contracts we have with our customers within each of the revenue streams identified within our business, including natural gas sales, oil and condensate sales and natural gas liquid sales. Substantially all of our revenue is earned pursuant to agreements under which we have currently interpreted one performance obligation, which is satisfied at a point-in-time. We did not identify any changes to our revenue recognition policies that would result in a material effect on the timing of our revenue recognition or its financial position, results of operations, net income or cash flows. Additionally, we do not believe further disaggregation of revenue will be required under the new standard. The adoption of this ASU will have an impact on our revenue related disclosures and internal controls over financial reporting as our revenue recognition related disclosures will expand upon adoption of the new standard. We are currently in the process of finalizing our documentation of new policies, procedures, systems, controls and data requirements as the standard is implemented. We will be in a position to begin reporting under the new standard beginning in the first quarter of 2018, using the modified retrospective method.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance requires the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liability for those leases currently classified as operating leases. The accounting for lessors is largely unchanged. The guidance is effective for periods after December 15, 2018, with early adoption permitted. We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures and as contracts are reviewed under the new standard, this analysis could result in an impact to our financial statements; however, that impact is currently not known.
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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During 2016, WTI prices ranged from $26.19 to $54.01 per barrel and the Henry Hub spot market price of natural gas ranged from $1.49 to $3.80 per MMBtu. During 2017, WTI prices ranged from $42.48 to $60.46 per barrel and the Henry Hub spot market price of natural gas ranged from $2.44 to $3.71 per MMBtu. If the prices of oil and natural gas continue at current levels or decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swap positions as of December 31, 2017.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
2018	NYMEX Henry Hub	908,000	$3.06
2019	NYMEX Henry Hub	269,000	$2.93

	Location	Daily Volume (Bbls/day)	Weighted Average Price
2018	ARGUS LLS	1,500	$56.22
2018	NYMEX WTI	4,000	$52.20

	Location	Daily Volume (Bbls/day)	Weighted Average Price
2018	Mont Belvieu C3	3,500	$28.03
2018	Mont Belvieu C5	500	$46.62
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

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
January 2018 - March 2018	NYMEX Henry Hub	20,000	$2.91
April 2018 - March 2019	NYMEX Henry Hub	50,000	$3.13
April 2019 - December 2019	NYMEX Henry Hub	30,000	$3.10
For a portion of the natural gas fixed price swaps listed above, the counterparty has an option to extend the original terms an additional twelve months for the period January 2019 through December 2019. The option to extend the terms expires in December 2018. If executed, we would have additional fixed price swaps for 100,000 MMBtu per day at a weighted average price of $3.05.
In addition, we have entered into natural gas basis swap positions, which settle on the pricing index to basis differential of Tetco M2 to the NYMEX Henry Hub natural gas price. As of December 31, 2017, we had the following natural gas basis swap positions for Tetco M2.

	Location	Daily Volume (MMBtu/day)	Hedged Differential
2018	NPGL Mid-Continent	12,000	$(0.26)

In January and February 2018, we entered into fixed price swaps for 2018 for approximately 1,000 barrels of oil per day at a weighted average price of $62.18 per barrel and for approximately 500 barrels of C3 propane per day at a weighted average price of $35.54 per barrel. For 2019, we entered into fixed price swaps for approximately 242,000 MMBtu of natural gas per day at a weighted average price of $2.79 per MMBtu and for approximately 2,000 barrels of oil per day at a weighted average price of $57.75 per barrel. Our fixed price swap contracts are tied to the commodity prices on NYMEX for natural gas, NYMEX WTI for oil and Mont Belvieu for propane. We will receive the fixed priced amount stated in the contract and pay to its counterparty the current market price as listed on NYMEX for natural gas, NYMEX WTI for oil or Mont Belvieu for propane.
Under our 2018 contracts, we have hedged approximately 78% to 81% of our expected 2018 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. At December 31, 2017, we had a net asset derivative position of $52.0 million as compared to a net liability derivative position of $136.8 million as of December 31, 2016, related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $144.8 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $141.4 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Our revolving credit facility is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. At December 31, 2017, we had no variable interest rate borrowings outstanding; therefore, an increase in interest rates would not have impacted our interest expense. At October 11, 2017, the last day on which borrowings were outstanding under our revolving credit facility, such borrowings bore interest at the Eurodollar rate of 3.74%. A 1% increase in interest rates would have increased interest expense by approximately $1.2 million per year, based on $365.0 million in borrowings outstanding under our revolving credit facility as of that date. As of December 31, 2017, we did not have any interest rate swaps to hedge our interest risks.

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
As of December 31, 2017, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures are effective.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2017.
Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements for the year ended December 31, 2017 included with this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2017, as stated in their accompanying report.

/s/ Michael G. Moore		/s/ Keri Crowell
Name:	Michael G. Moore	Name:	Keri Crowell
Title:	Chief Executive Officer and President	Title:	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Gulfport Energy Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Gulfport Energy Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 22, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
Oklahoma City, Oklahoma
February 22, 2018

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

4.5
Indenture, dated as of October 11, 2017, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of Gulfport Energy Corporation’s 6.375% Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 11, 2017).

4.6
Registration Rights Agreement, dated as of October 11, 2017, among Gulfport Energy Corporation, the subsidiary guarantors party and J.P. Morgan Securities LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 11, 2017).

4.7
Registration Rights Agreement, dated as of February 17, 2017, by and between Gulfport Energy Corporation and Vitruvian II Woodford, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, File No. 000-19514, filed by the Company with the SEC on February 24, 2017).

4.8
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

10.16
Eighth Amendment to Amended and Restated Credit Agreement, entered into as of March 29, 2017, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent and L/C issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 4, 2017).

10.17
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

10.18
Tenth Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2017, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 5, 2017).

10.19
Eleventh Amendment to Amended and Restated Credit Agreement, dated as of November 21, 2017, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on November 28, 2017).

10.20#
Sand Supply Agreement, effective as of October 1, 2014, by and between Muskie Proppant LLC and Gulfport Energy Corporation (incorporated by reference to Exhibit 10.1 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 7, 2014).

10.21#
Amendment to Sand Supply Agreement, dated as of November 3, 2015, by and between Muskie Proppant LLC and Gulfport Energy Corporation (incorporated by reference to Exhibit 10.2 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 5, 2015).

10.22#
Amended and Restated Master Services Agreement, effective as of October 1, 2014, by and between Gulfport Energy Corporation and Stingray Pressure Pumping LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 7, 2014).

10.23#
Amendment to Amended and Restated Master Services Agreement, dated as of February 18, 2016 to be effective as of January 1, 2016, by and between Gulfport Energy Corporation and Stingray Pressure Pumping LLC.

10.24+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4, File No. 333-199905, filed by the Company with the SEC on November 6, 2014).

10.25+
Separation and Release Agreement by and between Gulfport Energy Corporation and Ross Kirtley entered into November 2, 2016 (incorporated by reference to Exhibit 10.1 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 3, 2016).

10.26+
Employment Agreement, entered into as of April 28, 2017, effective as of January 1, 2017, by and between Gulfport Energy Corporation and Keri Crowell (incorporated by reference to Exhibit 10.3 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on May 9, 2017).

10.27+
Employment Agreement, entered into as of April 28, 2017, effective as of January 1, 2017, by and between Gulfport Energy Corporation and Stuart Maier (incorporated by reference to Exhibit 10.4 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on May 9, 2017).

10.28+
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

ITEM 16.	FORM 10-K SUMMARY
None.
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 22, 2018

GULFPORT ENERGY CORPORATION

By:	/s/ KERI CROWELL
Keri Crowell Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 22, 2018	By:	/s/ MICHAEL G. MOORE
Michael G. Moore Chief Executive Officer and President, Director (Principal Executive Officer)

Date:	February 22, 2018	By:	/s/ DAVID L. HOUSTON
David L. Houston Chairman of the Board and Director

Date:	February 22, 2018	By:	/s/ KERI CROWELL
Keri Crowell Chief Financial Officer (Principal Accounting and Financial Officer)

Date:	February 22, 2018	By:	/s/ CRAIG GROESCHEL
Craig Groeschel Director

Date:	February 22, 2018	By:	/s/ C. DOUG JOHNSON
C. Doug Johnson Director

Date:	February 22, 2018	By:	/s/ BEN T. MORRIS
Ben T. Morris Director

Date:	February 22, 2018	By:	/s/ SCOTT E. STRELLER
Scott E. Streller Director

Date:	February 22, 2018	By:	/s/ PAUL WESTERMAN
Paul Westerman Director

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Gulfport Energy Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Gulfport Energy Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2018 expressed an unqualified opinion.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2005.
Oklahoma City, Oklahoma
February 22, 2018

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$99,557	$1,275,875
Restricted cash	—	185,000
Accounts receivable—oil and natural gas	182,213	136,761
Accounts receivable—related parties	—	16
Prepaid expenses and other current assets	4,912	3,135
Short-term derivative instruments	78,847	3,488
Total current assets	365,529	1,604,275
Property and equipment:
Oil and natural gas properties, full-cost accounting, $2,912,974 and $1,580,305 excluded from amortization in 2017 and 2016, respectively	9,169,156	6,071,920
Other property and equipment	86,754	68,986
Accumulated depletion, depreciation, amortization and impairment	(4,153,733)	(3,789,780)
Property and equipment, net	5,102,177	2,351,126
Other assets:
Equity investments	302,112	243,920
Long-term derivative instruments	8,685	5,696
Deferred tax asset	1,208	4,692
Inventories	8,227	4,504
Other assets	19,814	8,932
Total other assets	340,046	267,744
Total assets	$5,807,752	$4,223,145
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$553,609	$265,124
Asset retirement obligation—current	120	195
Short-term derivative instruments	32,534	119,219
Current maturities of long-term debt	622	276
Total current liabilities	586,885	384,814
Long-term derivative instruments	2,989	26,759
Asset retirement obligation—long-term	74,980	34,081
Other non-current liabilities	2,963	—
Long-term debt, net of current maturities	2,038,321	1,593,599
Total liabilities	2,706,138	2,039,253
Commitments and contingencies (Notes 15 and 16)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 authorized, 183,105,910 issued and outstanding in 2017 and 158,829,816 in 2016	1,831	1,588
Paid-in capital	4,416,250	3,946,442
Accumulated other comprehensive loss	(40,539)	(53,058)
Retained deficit	(1,275,928)	(1,711,080)
Total stockholders’ equity	3,101,614	2,183,892
Total liabilities and stockholders’ equity	$5,807,752	$4,223,145
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands, except share data)
Revenues:
Natural gas sales	$845,999	$420,128	$324,733
Oil and condensate sales	124,568	81,173	122,615
Natural gas liquid sales	136,057	59,115	58,129
Net gain (loss) on natural gas, oil, and NGL derivatives	213,679	(174,506)	203,513
	1,320,303	385,910	708,990
Costs and expenses:
Lease operating expenses	80,246	68,877	69,475
Production taxes	21,126	13,276	14,740
Midstream gathering and processing	248,995	165,972	138,590
Depreciation, depletion and amortization	364,629	245,974	337,694
Impairment of oil and natural gas properties	—	715,495	1,440,418
General and administrative	52,938	43,409	41,967
Accretion expense	1,611	1,057	820
Acquisition expense	2,392	—	—
	771,937	1,254,060	2,043,704
INCOME (LOSS) FROM OPERATIONS	548,366	(868,150)	(1,334,714)
OTHER (INCOME) EXPENSE:
Interest expense	108,198	63,530	51,221
Interest income	(1,009)	(1,230)	(643)
Insurance proceeds	—	(5,718)	(10,015)
Loss on debt extinguishment	—	23,776	—
Loss from equity method investments, net	5,257	33,985	106,093
Other (income) expense	(1,041)	129	(485)
	111,405	114,472	146,171
INCOME (LOSS) BEFORE INCOME TAXES	436,961	(982,622)	(1,480,885)
INCOME TAX EXPENSE (BENEFIT)	1,809	(2,913)	(256,001)
NET INCOME (LOSS)	$435,152	$(979,709)	$(1,224,884)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$2.42	$(7.97)	$(12.27)
Diluted	$2.41	$(7.97)	$(12.27)
Weighted average common shares outstanding—Basic	179,834,146	122,952,866	99,792,401
Weighted average common shares outstanding—Diluted	180,253,024	122,952,866	99,792,401

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net income (loss)	$435,152	$(979,709)	$(1,224,884)
Foreign currency translation adjustment (1)	12,519	2,119	(28,502)
Other comprehensive income (loss)	12,519	2,119	(28,502)
Comprehensive income (loss)	$447,671	$(977,590)	$(1,253,386)

(1) Net of $1.3 million in taxes for the year ended December 31, 2016. No taxes were recorded for the years ended December 31, 2017 and December 31, 2015.

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2015	85,655,438	$856	$1,828,602	$(26,675)	$493,513	$2,296,296
Net loss	—	—	—	—	(1,224,884)	(1,224,884)
Other Comprehensive Loss	—	—	—	(28,502)	—	(28,502)
Stock Compensation	—	—	14,359	—	—	14,359
Issuance of Common Stock in public offerings, net of related expenses	22,425,000	224	981,299	—	—	981,523
Issuance of Restricted Stock	236,812	2	(2)	—	—	—
Issuance of Common Stock through exercise of options	5,000	—	45	—	—	45
Balance at December 31, 2015	108,322,250	1,082	2,824,303	(55,177)	(731,371)	2,038,837
Net loss	—	—	—	—	(979,709)	(979,709)
Other Comprehensive Income	—	—	—	2,119	—	2,119
Stock Compensation	—	—	12,251	—	—	12,251
Issuance of Common Stock in public offerings, net of related expenses	50,255,000	503	1,109,891	—	—	1,110,394
Issuance of Restricted Stock	252,566	3	(3)	—	—	—
Balance at December 31, 2016	158,829,816	1,588	3,946,442	(53,058)	(1,711,080)	2,183,892
Net income	—	—	—	—	435,152	435,152
Other Comprehensive Income	—	—	—	12,519	—	12,519
Stock Compensation	—	—	10,615	—	—	10,615
Issuance of Common Stock for the Vitruvian Acquisition, net of related expenses	23,852,117	239	459,197	—	—	459,436
Issuance of Restricted Stock	423,977	4	(4)	—	—	—
Balance at December 31, 2017	183,105,910	$1,831	$4,416,250	$(40,539)	$(1,275,928)	$3,101,614
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$435,152	$(979,709)	$(1,224,884)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of discount—Asset Retirement Obligation	1,611	1,057	820
Depletion, depreciation and amortization	364,629	245,974	337,694
Impairment of oil and gas properties	—	715,495	1,440,418
Stock-based compensation expense	6,369	7,351	8,616
Loss from equity investments	5,990	34,397	113,120
Gain on debt extinguishment	—	(1,108)	—
Change in fair value of derivative instruments	(188,802)	323,303	(83,671)
Deferred income tax expense (benefit)	1,690	18,188	(254,493)
Amortization of loan commitment fees	5,011	3,660	3,219
Amortization of note discount and premium	—	(1,716)	(2,165)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(45,452)	(64,889)	31,986
Decrease in accounts receivable—related party	16	—	30
Increase in prepaid expenses	(1,777)	(3,734)	(191)
Increase in other assets	(7,866)	—	—
Increase (decrease) in accounts payable and accrued liabilities and other	106,375	43,763	(47,199)
Settlement of asset retirement obligation	(3,057)	(4,189)	(1,121)
Net cash provided by operating activities	679,889	337,843	322,179
Cash flows from investing activities:
Deductions to cash held in escrow	8	8	8
Additions to other property and equipment	(19,372)	(33,152)	(13,572)
Acquisitions of oil and natural gas properties	(1,348,657)	—	—
Additions to oil and natural gas properties	(1,064,678)	(724,925)	(1,579,129)
Proceeds from sale of oil and gas properties	4,866	45,812	27,998
Proceeds from sale of other property and equipment	1,569	—	—
Contributions to equity method investments	(55,280)	(26,472)	(14,472)
Distributions from equity method investments	7,376	18,147	4,914
Funding of restricted cash	185,000	(185,000)	—
Net cash used in investing activities	(2,289,168)	(905,582)	(1,574,253)
Cash flows from financing activities:
Principal payments on borrowings	(365,276)	(87,685)	(350,172)
Borrowings on line of credit	365,000	86,000	250,000
Proceeds from bond issuance	450,000	1,250,000	350,000
Repayment of bonds	—	(624,561)	—
Borrowings on term loan	2,951	21,049	—
Debt issuance costs and loan commitment fees	(14,350)	(24,718)	(8,688)
Proceeds from issuance of common stock, net of offering costs and exercise of stock options	(5,364)	1,110,555	981,568
Net cash provided by financing activities	432,961	1,730,640	1,222,708
Net (decrease) increase in cash and cash equivalents	(1,176,318)	1,162,901	(29,366)
Cash and cash equivalents at beginning of period	1,275,875	112,974	142,340
Cash and cash equivalents at end of period	$99,557	$1,275,875	$112,974
Supplemental disclosure of cash flow information:
Interest payments	$101,958	$68,966	$59,736
Income tax (receipts) payments	$(1,105)	$(19,770)	$16,156
Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation	$4,246	$4,900	$5,743
Asset retirement obligation capitalized	$42,270	$10,971	$8,800
Interest capitalized	$9,470	$9,148	$13,580
Foreign currency translation gain (loss) on equity method investments	$12,519	$3,468	$(28,502)
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Gulfport Energy Corporation (“Gulfport” or the “Company”) is an independent oil and gas exploration, development and production company with its principal properties located in the Utica Shale primarily in Eastern Ohio and the SCOOP Woodford and SCOOP Springer plays in Oklahoma. The Company also holds an acreage position along the Louisiana Gulf Coast in the West Cote Blanche Bay and Hackberry fields and has an interest in producing properties in Northwestern Colorado in the Niobrara Formation and in Western North Dakota in the Bakken Formation, and has investments in companies operating in the United States, Canada and Thailand.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.
Principles of Consolidation
The consolidated financial statements include the Company and its wholly owned subsidiaries, Grizzly Holdings Inc., Jaguar Resources LLC, Gator Marine, Inc., Gator Marine Ivanhoe, Inc., Westhawk Minerals LLC, Puma Resources, Inc., Gulfport Appalachia LLC, Gulfport Midstream Holdings, LLC, and Gulfport MidCon, LLC. All intercompany balances and transactions are eliminated in consolidation.
Accounts Receivable
The Company’s accounts receivable—oil and gas primarily are from companies in the oil and gas industry. The majority of its receivables are from three purchasers of the Company’s oil and natural gas and receivables from joint interest owners on properties the Company operates. Credit is extended based on evaluation of a customer’s payment history and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, amounts which may be obtained by an offset against production proceeds due the customer and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No allowance was deemed necessary at December 31, 2017 and December 31, 2016.
Oil and Gas Properties
The Company uses the full cost method of accounting for oil and gas operations. Accordingly, all costs, including nonproductive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and gas properties, are capitalized. Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for 2017, 2016 and 2015, adjusted for any contract provisions or financial derivatives, if any, that hedge the Company’s oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can result in a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. The Company did not recognize a ceiling test impairment for the year ended December 31, 2017.
Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting barrels to gas at the ratio of one barrel of oil to six Mcf of gas. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and gas reserves. Oil and gas properties not subject to amortization consist of the cost of unproved leaseholds and totaled approximately $2.9 billion and $1.6 billion at December 31, 2017 and December 31, 2016, respectively. These costs are reviewed quarterly by management for impairment. If impairment has occurred, the portion of cost in excess of the current value is transferred to the cost of oil and gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by Gulfport and other operators, the terms of oil and gas leases not held by production, and available funds for exploration and development.
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

(In thousands)
December 31, 2014	$(26,675)
December 31, 2015	$(55,175)
December 31, 2016	$(51,709)
December 31, 2017	$(39,190)
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
The Company is subject to U.S. federal income tax as well as income tax of multiple jurisdictions. The Company’s 2003 – 2016 U.S. federal and 1997 - 2016 state income tax returns remain open to examination by tax authorities, due to net operating losses. As of December 31, 2017, the Company has no unrecognized tax benefits that would have a material impact on the effective rate. The Company recognizes interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("Tax Act"). Further information on the tax impacts of the Tax Act is included in Note 10 of the Company's consolidated financial statements.
Revenue Recognition
Natural gas revenues are recorded in the month produced and delivered to the purchaser using the entitlement method, whereby any production volumes received in excess of the Company’s ownership percentage in the property are recorded as a liability. If less than Gulfport’s entitlement is received, the underproduction is recorded as a receivable. At December 31, 2017 and 2016, the Company had a gas imbalance receivable of approximately $0.2 million. Oil revenues are recognized when ownership transfers, which occurs in the month produced.
Investments—Equity Method
Investments in entities in which the Company owns an equity interest greater than 20% and less than 50% and/or investments in which it has significant influence are accounted for under the equity method. Under the equity method, the Company’s share of investees’ earnings or loss is recognized in the statement of operations.
The Company reviews its investments annually to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, the Company recognizes an impairment provision. The Company recognized impairment charges of $23.1 million and $101.6 million related to its investment in Grizzly Oil Sands ULC for the years ended December 31, 2016 and December 31, 2015, respectively. There was no impairment charge recorded for the year ended December 31, 2017.
Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of FASB ASC 718, “Compensation—Stock Compensation” (“FASB ASC 718”). FASB ASC 718 requires share-based payments to employees, including grants of restricted stock, to be recognized as equity or liabilities at the fair value on the date of grant and to be expensed over the applicable vesting period. The vesting periods for restricted shares range between one to four years with annual vesting installments.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows there from, the amount and timing of asset retirement obligations, the realization of deferred tax assets, the fair value determination of acquired assets and liabilities and the realization of future net operating loss carryforwards available as reductions of income tax expense. The estimate of the Company’s oil and gas reserves is used to compute depletion, depreciation, amortization and impairment of oil and gas properties.
Reclassification
Certain reclassifications have been made to prior period financial statements and related disclosures to conform to current period presentation. These reclassifications have no impact on previous reported total assets, total liabilities, net income (loss) or total operating cash flows.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. Subsequent to ASU 2014-09, the FASB issued several related ASU's to clarify the application of the revenue recognition standard. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years. The new standard permits retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented (full retrospective method) or (ii) recognition of a cumulative-effect adjustment as of the date of initial application (modified retrospective method). In July 2015, the FASB decided to defer the effective date by one year (until 2018). The Company has evaluated the impact of this ASU on its consolidated financial statements. This evaluation required, among other things, a review of existing contracts the Company has with its customers within each of the revenue streams identified within its business, including natural gas sales, oil and condensate sales and natural gas liquid sales. Substantially all of the Company's revenue is earned pursuant to agreements under which it has currently interpreted one performance obligation, which is satisfied at a point-in-time. The Company did not identify any changes to its revenue recognition policies that would result in a material effect on the timing of the Company's revenue recognition or its financial position, results of operations, net income or cash flows. Additionally, the Company does not believe further disaggregation of revenue will be required under the new standard. The adoption of this ASU will have an impact on the Company's revenue related disclosures and internal controls over financial reporting as the Company's revenue recognition related disclosures will expand upon adoption of the new standard. The Company is currently in the process of finalizing documentation of new policies, procedures, systems, controls and data requirements as the standard is implemented. The Company will be in a position to begin reporting under the new standard beginning in the first quarter of 2018, using the modified retrospective method.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance requires the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liability for those leases currently classified as operating leases. The accounting for lessors is largely unchanged. The guidance is effective for periods after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures and as contracts are reviewed under the new standard, this analysis could result in an impact to the Company's financial statements; however, that impact is currently not known.
In March 2016, the FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The guidance was issued to clarify that change in the counterparty to a derivative instrument that had been designated as the hedging instrument under Topic 815, does not require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The Company adopted the standard as of January 1, 2017. There was no impact on the Company's consolidated financial statements because all current derivative instruments are not designated for hedge accounting.
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
In December 2016, the Company, through its wholly-owned subsidiary Gulfport MidCon LLC (“Gulfport MidCon”) (formerly known as SCOOP Acquisition Company, LLC), entered into an agreement to acquire certain assets of Vitruvian II Woodford, LLC (“Vitruvian”), an unrelated third-party seller (the “Vitruvian Acquisition”). The assets included in the Vitruvian Acquisition include 46,400 net surface acres located in Grady, Stephens and Garvin Counties, Oklahoma. On February 17, 2017, the Company completed the Vitruvian Acquisition for a total initial purchase price of approximately $1.85 billion, consisting of $1.35 billion in cash, subject to certain adjustments, and approximately 23.9 million shares of the Company’s common stock (of which approximately 5.2 million shares were placed in an indemnity escrow). The cash portion of the purchase price was funded with the net proceeds from the December 2016 common stock and senior note offerings and cash on hand. Acquisition costs of $2.4 million were incurred during the year ended December 31, 2017 related to the Vitruvian Acquisition.
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
The following table summarizes the consideration paid by the Company in the Vitruvian Acquisition to acquire the properties and the fair value amount of the assets acquired as of February 17, 2017.

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
Post-Acquisition Operating Results

For the period from the acquisition date of February 17, 2017 to December 31, 2017, the assets acquired in the Vitruvian Acquisition have contributed the following amounts of revenue to the Company’s consolidated statements of operations. The amount of net income contributed by the assets acquired is not presented below as it is impracticable to calculate due to the Company integrating the acquired assets into its overall operations using the full cost method of accounting.

Period from
February 17, 2017
to
December 31, 2017
(In thousands)
Revenue	$213,368
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

	December 31,
	2017	2016
	(In thousands, except share data)
Pro forma revenue	$1,356,202	$523,097
Pro forma net income (loss)	$448,398	$(1,190,481)
Pro forma earnings (loss) per share (basic)	$2.49	$(8.11)
Pro forma earnings (loss) per share (diluted)	$2.49	$(8.11)

3.	PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
	(In thousands)
Oil and natural gas properties	$9,169,156	$6,071,920
Office furniture and fixtures	37,369	21,204
Building	44,565	42,530
Land	4,820	5,252
Total property and equipment	9,255,910	6,140,906
Accumulated depletion, depreciation, amortization and impairment	(4,153,733)	(3,789,780)
Property and equipment, net	$5,102,177	$2,351,126
No impairment of oil and natural gas properties was required under the ceiling test for the year ended December 31, 2017. At December 31, 2016 and 2015, the net book value of the Company's oil and natural gas properties was above the calculated ceiling as a result of the reduced commodity prices during the years ended December 31, 2016 and 2015, respectively. As a result, the Company recorded an impairment of its oil and natural gas properties under the full cost method of accounting in the amount of $715.5 million and $1.4 billion for the years ended December 31, 2016 and 2015, respectively.
Included in oil and natural gas properties at December 31, 2017 and 2016 is the cumulative capitalization of $165.6 million and $129.9 million, respectively, in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $35.7 million, $29.3 million and $27.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The average depletion rate per Mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, was $0.90, $0.92 and $1.68 per Mcfe for the years ended December 31, 2017, 2016 and 2015, respectively.
The following is a summary of Gulfport’s oil and natural gas properties not subject to amortization as of December 31, 2017:

	Costs Incurred in
	2017	2016	2015	Prior to 2015	Total
	(In thousands)
Acquisition costs	$1,511,685	$129,741	$429,897	$824,363	$2,895,686
Exploration costs	—	—	—	—	—
Development costs	5,076	4,607	3,635	2,214	15,532
Capitalized interest	3,871	(536)	(1,141)	(438)	1,756
Total oil and natural gas properties not subject to amortization	$1,520,632	$133,812	$432,391	$826,139	$2,912,974

The following table summarizes the Company’s non-producing properties excluded from amortization by area as of December 31, 2017:

December 31, 2017
(In thousands)
Utica	$1,513,452
MidContinent	1,396,642
Niobrara	2,184
Southern Louisiana	552
Bakken	99
Other	45
$2,912,974
As of December 31, 2016, approximately $1.6 billion of non-producing leasehold costs was not subject to amortization.
The Company evaluates the costs excluded from its amortization calculation at least annually. Subject to industry conditions and the level of the Company’s activities, the inclusion of most of the above referenced costs into the Company’s amortization calculation typically occurs within three to five years. However, the majority of the Company's non-producing leases in the Utica Shale have five year extension terms which could extend this time frame beyond five years.
A reconciliation of the Company's asset retirement obligation for the years ended December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016
	(In thousands)
Asset retirement obligation, beginning of period	$34,276	$26,437
Liabilities incurred	16,300	10,971
Liabilities settled	(3,057)	(4,189)
Accretion expense	1,611	1,057
Revisions in estimated cash flows	25,970	—
Asset retirement obligation as of end of period	75,100	34,276
Less current portion	120	195
Asset retirement obligation, long-term	$74,980	$34,081

4.	EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of December 31, 2017 and 2016:

		Carrying Value		Loss (income) from equity method investments
	Approximate Ownership %	December 31,		For the Year Ended December 31,
		2017	2016	2017	2016	2015
		(In thousands)
Investment in Tatex Thailand II, LLC	23.5%	$—	$—	$(549)	$(412)	$189
Investment in Tatex Thailand III, LLC	17.9%	—	—	(183)	—	—
Investment in Grizzly Oil Sands ULC	24.9999%	57,641	45,213	2,189	25,150	115,544
Investment in Timber Wolf Terminals LLC	50.0%	983	991	8	8	14
Investment in Windsor Midstream LLC	22.5%	30	25,749	25,233	(13,618)	(18,398)
Investment in Stingray Cementing LLC(1)	—%	—	1,920	205	263	147
Investment in Blackhawk Midstream LLC	48.5%	—	—	—	—	(7,216)
Investment in Stingray Energy Services LLC(1)	—%	—	4,215	282	1,044	557
Investment in Sturgeon Acquisitions LLC(1)	—%	—	20,526	(71)	993	(1,229)
Investment in Mammoth Energy Services, Inc.(1)	25.1%	165,715	111,717	(23,811)	20,646	16,485
Investment in Strike Force Midstream LLC	25.0%	77,743	33,589	1,954	(89)	—
		$302,112	$243,920	$5,257	$33,985	$106,093

(1)
On June 5, 2017, the Company contributed all of its membership interests in Stingray Cementing LLC, Stingray Energy Services LLC and Sturgeon Acquisitions LLC to Mammoth Energy Services, Inc. ("Mammoth Energy"). See below under Mammoth Energy Partners LP/Mammoth Energy Services, Inc. for information regarding these transactions.

The tables below summarize financial information for the Company's equity investments, as of December 31, 2017 and 2016.
Summarized balance sheet information:

	December 31,
	2017	2016
	(In thousands)
Current assets	$415,032	$148,733
Noncurrent assets	$1,542,090	$1,305,407
Current liabilities	$261,086	$57,173
Noncurrent liabilities	$148,839	$67,680
Summarized results of operations:

	December 31,
	2017	2016	2015
	(In thousands)
Gross revenue	$755,374	$287,733	$430,729
Net (loss) income	$(37,102)	$(65,070)	$16,761

Tatex Thailand II, LLC
The Company has an indirect ownership interest in Tatex Thailand II, LLC (“Tatex”). Tatex holds an 8.5% interest in APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 180,000 acres which includes the Phu Horm Field. The Company received $0.5 million and $0.4 million in distributions from Tatex II during the years ended December 31, 2017 and 2016, respectively.
Tatex Thailand III, LLC
The Company has an ownership interest in Tatex Thailand III, LLC ("Tatex III"). Tatex III previously owned a concession covering approximately 245,000 acres in Southeast Asia. As of December 31, 2014, the Company reviewed its investment in Tatex III and, together with Tatex III, made the decision to allow the concession to expire in January 2015. As such, the Company fully impaired the asset as of December 31, 2014. In December 2017, Tatex III was dissolved and the Company received a final distribution of $0.2 million.
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings Inc. ("Grizzly Holdings"), owns an interest in Grizzly Oil Sands ULC ("Grizzly"), a Canadian unlimited liability company. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc. ("Oil Sands"). As of December 31, 2017, Grizzly had approximately 830,000 acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. Grizzly has high-graded three oil sands projects to various stages of development. Grizzly commenced commercial production from its Algar Lake Phase I steam-assisted gravity drainage ("SAGD") oil sand project during the second quarter of 2014 and has regulatory approval for up to 11,300 barrels per day of bitumen production. Algar Lake production peaked at 2,200 barrels per day during the ramp-up phase of the SAGD facility, however, in April 2015, Grizzly made the decision to suspend operations at its Algar Lake facility due to the commodity price drop and its effect on project economics. Grizzly continues to monitor market conditions as it assesses start up plans for the facility. The Company reviewed its investment in Grizzly as of September 30, 2015 and December 31, 2015, and again at March 31, 2016, for impairment based on FASB ASC 323 due to certain qualitative factors and as such, engaged an independent third party to assist management in determining fair value calculations of its investment. As a result of the calculated fair values and other qualitative factors, the Company concluded that an other than temporary impairment was required under FASB ASC 323, resulting in an aggregate impairment loss of $101.6 million for the year ended December 31, 2015 and $23.1 million for the year ended December 31, 2016, which is included in loss from equity method investments, net in the accompanying consolidated statements of operations. As of and during the period ended December 31, 2017, commodity prices had increased as compared to the quarter ended March 31, 2016, and there were no impairment indicators that required further evaluation for impairment. If commodity prices decline in the future however, further impairment of the investment in Grizzly may be necessary. During the years ended December 31, 2017 and 2016, Gulfport paid $2.3 million and $15.5 million, respectively, in cash calls. Grizzly’s functional currency is the Canadian dollar. The Company's investment in Grizzly was increased by $12.3 million and $4.2 million as a result of a foreign currency translation gain and decreased by $28.5 million as a result of a foreign currency translation loss for the years ended December 31, 2017, 2016, and 2015, respectively.
Effective October 5, 2012, Grizzly entered into a $125.0 million revolving credit facility, of which Grizzly paid the outstanding balance in full in July 2016. Gulfport paid its share of this amount on June 30, 2016.
Timber Wolf Terminals LLC
During 2012, the Company invested in Timber Wolf Terminals LLC (“Timber Wolf”). Timber Wolf was formed to operate a crude/condensate terminal and a sand transloading facility in Ohio. During the years ended December 31, 2017 and 2016, the Company paid no cash calls to Timber Wolf.
Windsor Midstream LLC
At December 31, 2017, the Company held a 22.5% interest in Windsor Midstream LLC (“Midstream”), an entity controlled and managed by an unrelated third party. Midstream previously owned a 28.4% interest in Coronado Midstream LLC ("Coronado"), a gas processing plant in West Texas. In March 2015, Coronado was sold to Enlink Midstream Partners, LP ("Enlink"). As a result of the sale of Coronado to EnLink, Midstream received common units of EnLink, which were subsequently sold by Midstream. During the year ended December 31, 2017, the Company was informed that Midstream had not recorded certain activity and fair value treatment of Midstream's investment in EnLink common units in a timely manner. The corresponding effect of this treatment was immaterial to the Company's previously issued financial statements and the recording of the correction in the current periods' financial statements was not material to the Company's estimated net income for the current full fiscal year. For the year ended December 31, 2017, approximately $23.4 million of the loss from equity method investments, net was related to the out-of-period activity associated with the accounting for Midstream's investment in EnLink common units. The Company received $0.5 million and $15.8 million in distributions from Midstream during the years ended December 31, 2017 and 2016, respectively.
Stingray Cementing LLC
During 2012, the Company invested in Stingray Cementing LLC ("Stingray Cementing"). Stingray Cementing provides well cementing services. The loss (income) from equity method investments presented in the table above reflects any intercompany profit eliminations. On June 5, 2017, the Company contributed all of its membership interests in Stingray Cementing to Mammoth Energy. See below under Mammoth Energy Partners LP/Mammoth Energy Services, Inc. for information regarding this transaction.
Blackhawk Midstream LLC
During 2012, the Company invested in Blackhawk Midstream LLC ("Blackhawk"). Blackhawk coordinated gathering, compression, processing and marketing activities for the Company in connection with the development of its Utica Shale acreage. During the year ended December 31, 2015, the Company received net proceeds of approximately $7.2 million from the release of escrow from the Blackhawk sale, which is included in loss from equity investments, net in the accompanying consolidated statements of operations. Blackhawk does not have any current activities.
Stingray Energy Services LLC
During 2013, the Company invested in Stingray Energy Services LLC ("Stingray Energy"). Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. The loss (income) from equity method investments presented in the table above reflects any intercompany profit eliminations. On June 5, 2017, the Company contributed all of its membership interests in Stingray Energy to Mammoth Energy. See below under Mammoth Energy Partners LP/Mammoth Energy Services, Inc. for information regarding this transaction.
Sturgeon Acquisitions LLC
During 2014, the Company invested $20.7 million and received an ownership interest of 25% in Sturgeon Acquisitions LLC ("Sturgeon"). Sturgeon owns and operates sand mines that produce hydraulic fracturing grade sand. During the year ended December 31, 2016, the Company received approximately $1.3 million in distributions from Sturgeon. On June 5, 2017, the Company contributed all of its membership interests in Sturgeon to Mammoth Energy. See below under Mammoth Energy Partners LP/Mammoth Energy Services, Inc. for information regarding this transaction.
Mammoth Energy Partners LP/Mammoth Energy Services, Inc.
In the fourth quarter of 2014, the Company contributed its investments in four entities to Mammoth Energy Partners LP ("Mammoth") for a 30.5% interest in this entity. Mammoth originally intended to pursue its initial public offering in 2014 or 2015; however, due to low commodity prices, the offering was postponed. In October 2016, Mammoth converted from a limited partnership into a limited liability company named Mammoth Energy Partners LLC ("Mammoth LLC") and the Company and the other members of Mammoth LLC contributed their interests in Mammoth LLC to Mammoth Energy. The Company received 9,150,000 shares of Mammoth Energy common stock in return for its contribution. Following the contribution, Mammoth Energy completed its initial public offering (the "IPO") of 7,750,000 shares of its common stock at a public offering price of $15.00 per share, of which 7,500,000 shares were sold by Mammoth Energy and 250,000 shares were sold by certain selling stockholders, including 76,250 shares sold by the Company for which it received net proceeds of $1.1 million. At December 31, 2016, the Company owned an approximate 24.2% interest in Mammoth Energy. To reflect the dilution of the Company's shares of Mammoth Energy stock after the IPO, the Company recognized a gain of $3.4 million, which is included in loss from equity method investments, net in the accompanying consolidated statements of operations.

On June 5, 2017, the Company contributed all of its membership interests in Sturgeon (which owns Taylor Frac, LLC, Taylor Real Estate Investments, LLC and South River Road, LLC), Stingray Energy and Stingray Cementing to Mammoth Energy in exchange for approximately 2.0 million shares of Mammoth Energy common stock. As of December 31, 2017, the Company held approximately 25.1% of Mammoth Energy’s outstanding common stock. The Company accounted for the transactions as a sale of financial assets under FASB ASC 860. The Company valued the shares of Mammoth Energy common stock it received in the transactions at $18.50 per share, which was the closing price of Mammoth Energy common stock on June 5, 2017. The Company recognized a gain of $12.5 million from the transactions, which is included in loss from equity method investments, net in the accompanying consolidated statements of operations.
The Company's investment in Mammoth Energy was increased by a $0.2 million foreign currency gain and decreased by a $0.8 million foreign currency loss resulting from Mammoth Energy's foreign subsidiary for the years ended December 31, 2017 and 2016. The loss (income) from equity method investments presented in the table above reflects any intercompany profit eliminations.
Strike Force Midstream LLC
In February 2016, the Company, through its wholly owned subsidiary Gulfport Midstream Holdings, LLC ("Midstream Holdings"), entered into an agreement with Rice Midstream Holdings LLC ("Rice"), a subsidiary of Rice Energy Inc., to develop natural gas gathering assets in eastern Belmont County and Monroe County, Ohio through an entity called Strike Force Midstream LLC ("Strike Force"). In 2017, Rice was acquired by EQT Corporation ("EQT"). The Company owns a 25% interest in Strike Force and EQT acts as operator and owns the remaining 75% interest in Strike Force. Construction of the gathering assets, which is ongoing, provides gathering services for wells operated by Gulfport and other operators and connectivity of existing dry gas gathering systems. During the years ended December 31, 2017 and 2016, Gulfport paid $53.0 million and $11.0 million, respectively, in cash calls to Strike Force. For the year ended December 31, 2017, Gulfport received distributions of $6.9 million from Strike Force.
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
As of December 31, 2017, the Company held variable interests in the following variable interest entities ("VIEs"), but was not the primary beneficiary: Midstream and Timber Wolf. These entities have governing provisions that are the functional equivalent of a limited partnership and are considered VIEs because the limited partners or non-managing members lack substantive kick-out or participating rights which causes the equity owners, as a group, to lack a controlling financial interest. The Company is a limited partner or non-managing member in each of these VIEs and is not the primary beneficiary because it does not have a controlling financial interest. The general partner or managing member has power to direct the activities that most significantly impact the VIEs’ economic performance. The Company also held a variable interest in Strike Force due to the fact that it does not have sufficient equity capital at risk. The Company is not the primary beneficiary of this entity. Prior to Mammoth Energy's IPO, Mammoth LLC was considered a VIE. As a result of the Company’s contribution of its interest in Mammoth LLC to Mammoth Energy in exchange for Mammoth Energy common stock and the completion of Mammoth Energy’s IPO, the Company determined that it no longer held an interest in a VIE. Prior to the contribution of Stingray Energy, Stingray Cementing and Sturgeon to Mammoth Energy, these entities were considered VIEs. As a result of the Company’s contribution of its membership interests in Stingray Energy, Stingray Cementing and Sturgeon to Mammoth Energy in exchange for Mammoth Energy common stock, the Company determined that it no longer held an interest in a VIE.
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

6.	LONG-TERM DEBT
Long-term debt consisted of the following items as of December 31:

	2017	2016
	(In thousands)
Revolving credit agreement (1)	$—	$—
Building loans (2)	—	—
7.75% senior unsecured notes due 2020 (3)	—	—
6.625% senior unsecured notes due 2023 (4)	350,000	350,000
6.000% senior unsecured notes due 2024 (5)	650,000	650,000
6.375% senior unsecured notes due 2025 (6)	600,000	600,000
6.375% senior unsecured notes due 2026 (7)	450,000	—
Net unamortized original issue premium (discount) (8)	—	—
Net unamortized debt issuance costs (9)	(34,781)	(27,174)
Construction loan (10)	23,724	21,049
Less: current maturities of long term debt	(622)	(276)
Debt reflected as long term	$2,038,321	$1,593,599
Maturities of long-term debt (excluding unamortized debt issuance costs) as of December 31, 2017 are as follows:

(In thousands)
2018	$622
2019	604
2020	629
2021	661
2022	692
Thereafter	2,070,516
Total	$2,073,724
(1) The Company has entered into a senior secured revolving credit facility as amended, with the Bank of Nova Scotia, as the lead arranger and administrative agent and certain lenders from time to time party thereto. The credit agreement provides for a maximum facility amount of $1.5 billion and matures on December 31, 2021. On February 19, 2016, the Company further amended its revolving credit facility to, among other things, (a) increase the basket for unsecured debt issuances to $1.4 billion from $1.2 billion (of which $950 million was then outstanding), (b) reaffirm the Company's borrowing base of $700.0 million, and (c) increase the percentage of projected oil and gas production that may be hedged by the Company during 2016. On December 13, 2016, the Company further amended its revolving credit facility to, among other things, (a) reset the maturity date to December 31, 2021, (b) adjust lenders, (c) increase the basket for unsecured debt issuances to $1.6 billion, (d) increase the interest rates by 50 basis points, (e) increase the mortgage requirement to 85% (from 80%), and (f) add deposit account control agreement language. On March 29, 2017, the Company further amended its revolving credit facility to, among other things, amend the definition of the term EBITDAX to permit pro forma treatment of acquisitions that involve the payment of consideration by Gulfport and its subsidiaries in excess of $50.0 million and of dispositions of property or series of related dispositions of properties that yields gross proceeds to Gulfport or any of its subsidiaries in excess of $50.0 million. On May 4, 2017, the revolving credit facility was further amended to increase the borrowing base from $700.0 million to $1.0 billion, adjust certain of the Company’s investment baskets and add five additional banks to the syndicate. On November 21, 2017, the Company further amended its revolving credit facility to, among other things, (a) decrease the applicable rate for all loans by 0.5% and (b) add a provision that allows Gulfport to elect a commitment amount (the “Elected Commitment Amount”) that is less than the borrowing base. In connection with this amendment, the borrowing base was set at $1.2 billion, with an elected commitment of $1.0 billion.
As of December 31, 2017, the Company did not have any outstanding borrowing under the revolving credit facility and the total availability for future borrowings under this facility, after giving effect to an aggregate of $241.0 million of letters of credit, was $759.0 million. The Company's wholly-owned subsidiaries have guaranteed the obligations of the Company under the revolving credit facility.
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
•enter into swap contracts;
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

The Company was in compliance with all covenants at December 31, 2017.
(2) In March 2011, the Company entered into a building loan agreement for its former headquarters building in Oklahoma City, Oklahoma. This loan agreement refinanced the $2.4 million outstanding under the previous building loan agreement. The new agreement, as amended in 2014, matured in December 2018 and bore interest at the rate of 4.00% per annum, required monthly interest and principal payments of approximately $20,000 and was collateralized by the Oklahoma City office building and associated land. The Company paid the balance of the loan in full in February 2016.
(3) On October 17, 2012, the Company issued $250.0 million in aggregate principal amount of 7.75% Senior Notes due 2020 (the "October Notes") under an indenture among the Company, its subsidiary guarantors and Wells Fargo Bank, National Association, as the trustee, (the "senior note indenture"). On December 21, 2012, the Company issued an additional $50.0 million in aggregate principal amount of 7.75% Senior Notes due 2020 (the "December Notes") as additional securities under the senior note indenture. On August 18, 2014, the Company issued an additional $300.0 million in aggregate principal amount of 7.75% Senior Notes due 2020 (the "August Notes"). The August Notes were issued as additional securities under the senior note indenture. The October Notes, December Notes and the August Notes are collectively referred to as the "2020 Notes."
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

(6) On December 21, 2016, the Company issued $600.0 million in aggregate principal amount of 6.375% Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes were issued under an indenture, dated as of December 21, 2016, among the Company, the subsidiary guarantors party thereto and the senior note indenture trustee (the "2025 Indenture"), to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. Under the 2025 Indenture, interest on the 2025 Notes accrues at a rate of 6.375% per annum on the outstanding principal amount thereof from December 21, 2016, payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2017. The 2025 Notes will mature on May 15, 2025. The Company received approximately $584.7 million in net proceeds from the offering of the 2025 Notes, which was used, together with the net proceeds from the Company's December 2016 common stock offering and cash on hand, to fund the cash portion of the purchase price for the Vitruvian Acquisition. See Note 2 for additional discussion of the Vitruvian Acquisition.
In connection with each of the 2024 and 2025 Notes Offering, the Company and its subsidiary guarantors entered into a registration rights agreement pursuant to which the Company agreed to file a registration statement with respect to offers to exchange the 2024 Notes and 2025 Notes for a new issue of substantially identical debt securities registered under the Securities Act. The exchange offers for the 2024 Notes and 2025 Notes were completed on September 12, 2017.
(7) On October 11, 2017, the Company issued $450.0 million in aggregate principal amount of its 6.375% Senior Notes due 2026 (the “2026 Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. Interest on the 2026 Notes accrues at a rate of 6.375% per annum on the outstanding principal amount thereof from October 11, 2017, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2018. The 2026 Notes will mature on January 15, 2026. The Company received approximately $444.3 million in net proceeds from the offering of the 2026 Notes, a portion of which was used to repay all of the Company's outstanding borrowings under its secured revolving credit facility on October 11, 2017 and the balance was used to fund the remaining outspend related to the Company's 2017 capital development plans.
In connection with the 2026 Notes offering, the Company and its subsidiary guarantors entered into a registration rights agreement pursuant to which the Company agreed to file a registration statement with respect to an offer to exchange the 2026 Notes for a new issue of substantially identical debt securities registered under the Securities Act. On January 18, 2018, the Company filed a registration statement on Form S-4 with respect to an offer to exchange the 2026 Notes for substantially identical debt securities registered under the Securities Act, which registration statement was declared effective by the SEC on February 12, 2018. The Company commenced the exchange offer relating to the 2026 notes on February 16, 2018, which it expects to close in March of 2018.
(8) The October Notes were issued at a price of 98.534% resulting in a gross discount of $3.7 million and an effective rate of 8.000%. The December Notes were issued at a price of 101.000% resulting in a gross premium of $0.5 million and an effective rate of 7.531%. The August Notes were issued at a price of 106.000% resulting in a gross premium of $18.0 million and an effective rate of 6.561%. The 2023 Notes, 2024 Notes, 2025 Notes and 2026 Notes were issued at par. The premium and discount was amortized using the effective interest method until the bonds were redeemed, at which point the remaining premium and discount of $10.8 million was written off and is included in loss on debt extinguishment on the consolidated statements of operations.
(9) In accordance with ASU 2015-03, loan issuance cost related to the 2023 Notes, the 2024 Notes, the 2025 Notes and the 2026 Notes (collectively the "Notes") have been presented as a reduction to the Notes. At December 31, 2017, total unamortized debt issuance costs were $5.2 million for the 2023 Notes, $9.9 million for the 2024 Notes, $14.0 million for the 2025 Notes and $5.5 million for the 2026 Notes. In addition, loan commitment fee costs for the construction loan agreement described immediately below were $0.1 million at December 31, 2017.
(10) On June 4, 2015, the Company entered into a construction loan agreement (the "Construction Loan") with InterBank for the construction of a new corporate headquarters in Oklahoma City, which was substantially completed in December 2016. The Construction Loan allows for maximum principal borrowings of $24.5 million and required the Company to fund 30% of the cost of the construction before any funds could be drawn, which occurred in January 2016. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.50% per annum and was payable on the last day of the month through May 31, 2017. Starting June 30, 2017, the Company began making monthly payments of principal and interest, with the final payment due June 4, 2025. At December 31, 2017, the total borrowings under the Construction loan were approximately $23.7 million.
Interest Expense
The following schedule shows the components of interest expense for the year ended December 31:

	2017	2016	2015
	(In thousands)
Cash paid for interest	$101,958	$68,966	$59,736
Change in accrued interest	10,699	1,768	4,011
Capitalized interest	(9,470)	(9,148)	(13,580)
Amortization of loan costs	5,011	3,660	3,219
Amortization of note discount and premium	—	(1,716)	(2,165)
Total interest expense	$108,198	$63,530	$51,221
The Company capitalized approximately $9.5 million and $8.7 million in interest expense to undeveloped oil and natural gas properties during the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2016, the Company also capitalized approximately $0.4 million in interest expense related to building construction. Construction on the building was completed in December 2016 and, as such, the Company did not capitalize any interest expense related to building construction for the year ended December 31, 2017.

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
On April 20, 2006, the Company amended and restated the 2005 Plan to (i) include (a) incentive stock options, (b) nonstatutory stock options, (c) restricted awards (restricted stock and restricted stock units), (d) performance awards and (e) stock appreciation rights and (ii) increase the maximum aggregate amount of common stock that may be issued under the 2005 Plan from 1,904,606 shares to 3,000,000 shares, including the 627,337 shares underlying options granted to employees under the Plan prior to adoption of the 2005 Plan. As of December 31, 2017, the Company had granted 997,269 options for the purchase of shares of the Company’s common stock and 1,143,217 shares of restricted stock under the 2005 Plan. No additional securities will be issued under the Plan.
On April 19, 2013, the Company amended and restated the 2005 Plan with the 2013 Restated Stock Incentive Plan ("2013 Plan"). The 2013 Plan increased the numbers of shares that may be awarded from 3,000,000 to 7,500,000 shares, including the 627,337 shares underlying options granted to employees under the 2005 Plan. The shares of stock issued once the options are exercised will be from authorized but unissued common stock. As of December 31, 2017, the Company had granted 1,939,053 shares of restricted stock under the 2013 Plan.
Issuance of Common Stock
On April 21, 2015, the Company issued 10,925,000 shares of its common stock in an underwritten public offering. The net proceeds from this equity offering were approximately $501.8 million after underwriting discounts and commissions and offering expenses. The Company used a portion of these net proceeds, together with a portion of the net proceeds from its concurrent senior notes offering (see Note 6), to repay all amounts outstanding at that time under its revolving credit facility and to fund the acquisition of Paloma Partners III, LLC and used the remaining net proceeds from these offerings for general corporate purposes, including the funding of a portion of its 2015 capital development plans.
On June 12, 2015, the Company issued 11,500,000 shares of its common stock in an underwritten public offering. The net proceeds from this equity offering were approximately $479.7 million after underwriting discounts and commissions and offering expenses. The Company used a portion of the net proceeds to fund the purchase of acreage in Monroe County, Ohio and used the remaining funds for general corporate purposes, including the funding of a portion of its 2015 capital development plans.

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
On December 21, 2016, the Company issued an aggregate 33,350,000 shares of its common stock in an underwritten public offering (which included 4,350,000 shares subject to an option to purchase additional shares exercised by the underwriters). The net proceeds from this equity offering were approximately $698.8 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company used the net proceeds from this offering, together with the net proceeds from the offering of the 2025 Notes and cash on hand, to fund the cash portion of the purchase price for the Vitruvian Acquisition (see Note 2).
On February 17, 2017, the Company completed the Vitruvian Acquisition for a total initial purchase price of approximately $1.85 billion, consisting of $1.35 billion in cash, subject to certain adjustments, and approximately 23.9 million shares of the Company’s common stock (of which approximately 5.2 million shares are subject to the indemnity escrow). See Note 2 for additional discussion of the Vitruvian Acquisition.

8.	STOCK-BASED COMPENSATION
During the years ended December 31, 2017, 2016 and 2015 the Company’s stock-based compensation cost was $10.6 million, $12.3 million and $14.4 million, respectively, of which the Company capitalized $4.2 million, $4.9 million and $5.7 million, respectively, relating to its exploration and development efforts.
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
No stock options were issued during the years ended December 31, 2017, 2016 and 2015.
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

A summary of the status of stock options and related activity for the years ended December 31, 2017, 2016 and 2015 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2015	5,000	$9.07	0.69	$163
Granted	—	—
Exercised	(5,000)	9.07		124
Forfeited/expired	—	—
Options outstanding at December 31, 2015	—	—	—	$—
Granted	—	—
Exercised	—	—		—
Forfeited/expired	—	—
Options outstanding at December 31, 2016	—	—	—	$—
Granted	—	—
Exercised	—	—		—
Forfeited/expired	—	—
Options outstanding at December 31, 2017	—	$—	—	$—
Options exercisable at December 31, 2017	—	$—	—	$—
The following table summarizes restricted stock activity for the twelve months ended December 31, 2017, 2016 and 2015:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2015	387,245	$55.87
Granted	352,605	35.99
Vested	(236,812)	52.39
Forfeited	(18,799)	45.21
Unvested shares as of December 31, 2015	484,239	$43.51
Granted	451,241	$27.78
Vested	(252,566)	43.94
Forfeited	(69,858)	33.43
Unvested shares as of December 31, 2016	613,056	$32.90
Granted	876,846	$15.14
Vested	(423,977)	29.90
Forfeited	(89,898)	27.91
Unvested shares as of December 31, 2017	976,027	$18.71
Unrecognized compensation expense as of December 31, 2017 related to outstanding stock options and restricted shares was $14.4 million. The expense is expected to be recognized over a weighted average period of 1.46 years.

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

At December 31, 2017, the carrying value of the outstanding debt represented by the Notes was $2.0 billion including the unamortized debt issuance cost of approximately $5.2 million related to the 2023 Notes, approximately $9.9 million related to the 2024 Notes, approximately $14.0 million related to the 2025 Notes, and approximately $5.5 million related to the 2026 Notes. Based on the quoted market price, the fair value of the Notes was determined to be approximately $2.1 billion at December 31, 2017.

10.	INCOME TAXES
The income tax provision consists of the following:

	2017	2016	2015
	(In thousands)
Current:
State	$2,167	$(1,330)	$(1,069)
Federal	3,362	(19,770)	(439)
Deferred:
State	(118)	(386)	(14,218)
Federal	(3,602)	18,573	(240,275)
Total income tax expense (benefit) provision	$1,809	$(2,913)	$(256,001)
A reconciliation of the statutory federal income tax amount to the recorded expense follows:

	2017	2016	2015
	(In thousands)
Income (loss) before federal income taxes	$436,961	$(982,622)	$(1,480,885)
Expected income tax at statutory rate	152,936	(343,918)	(518,310)
State income taxes	2,299	(5,883)	(15,908)
Other differences	5,731	4,293	(420)
Intraperiod tax allocation	—	(1,349)	—
Remeasurement due to Tax Cut and Jobs Act	190,034	—	—
Change in valuation allowance due to current year activity	(158,704)	343,944	278,637
Change in valuation allowance due to Tax Cuts and Jobs Act	(190,487)	—	—
Income tax expense (benefit) recorded	$1,809	$(2,913)	$(256,001)

The tax effects of temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities at December 31, 2017, 2016 and 2015 are estimated as follows:

	2017	2016	2015
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$120,626	$162,073	$46,209
Oil and gas property basis difference	151,260	386,302	292,838
Investment in pass through entities	12,343	27,469	14,034
FASB ASC 718 compensation expense	813	2,084	1,922
Business energy investment tax credit	369	369	—
AMT credit	—	3,842	23,629
Charitable contributions carryover	255	303	146
Unrealized loss on hedging activities	—	48,317	—
Foreign tax credit carryforwards	2,074	2,074	2,074
Accrued liabilities	285	397	—
ARO liability	15,897	12,107	9,415
Non-oil and gas property basis difference	171	—	—
State net operating loss carryover	6,954	5,351	4,344
Total deferred tax assets	311,047	650,688	394,611
Valuation allowance for deferred tax assets	(298,830)	(645,841)	(303,246)
Deferred tax assets, net of valuation allowance	12,217	4,847	91,365
Deferred tax liabilities:
Non-oil and gas property basis difference	—	155	715
Unrealized gain on hedging activities	11,009	—	66,422
Total deferred tax liabilities	11,009	155	67,137
Net deferred tax asset	$1,208	$4,692	$24,228
The Company has an available federal tax net operating loss carryforward estimated at approximately $574.4 million as of December 31, 2017. This carryforward will begin to expire in the year 2023. Based upon the December 31, 2017 net deferred tax asset position and a recent history of cumulative losses, management believes that there is sufficient negative evidence to place a valuation allowance on the net deferred tax asset that may not be utilized based upon a more likely than not basis. The Company also has state net operating loss carryovers of $121.3 million that began to expire in 2017 and federal foreign tax credit carryovers of $2.1 million which began to expire in 2017. The Company believes that it can utilize an Oklahoma state NOL through carrybacks. Therefore, the Company has recorded a total valuation allowance of $298.8 million related to the remaining net deferred tax asset.
The Tax Act was enacted on December 22, 2017. The Tax Act reduces the US federal corporate tax rate from 35% to 21% effective January 1, 2018. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the statutory rate, the Company has remeasured its deferred tax balances, the effects of which are reflected in the rate reconciliation shown in the table above. The Company has applied the provisions of SEC Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 allows for a measurement period in which companies can either use provisional estimates for changes resulting from the Tax Act or apply the tax laws that were in effect immediately prior to the Tax Act being enacted if estimates cannot be determined at the time of the preparation of the financial statements until the actual impacts can be determined. The Company has recorded a provisional estimate of $0.5 million benefit for the impact of the Tax Act within its December 31, 2017 financial statements. The Company will continue to evaluate the impacts of the Tax Act on deferred taxes, compensation and international provisions and will record adjustments, as needed, based on changes to its estimates.

The Company's income tax benefit in 2016 and 2015 was primarily attributable to the Company recording a full cost ceiling impairment of $715.5 million and $1.4 billion against the oil and gas assets. The Company's income tax expense in 2017 is primarily the result of a change in state income tax positions.
As of December 31, 2017, the amount of unrecognized tax benefits related to federal and state tax liabilities associated with uncertain tax positions was immaterial.

11.	EARNINGS PER SHARE
Reconciliations of the components of basic and diluted net income per common share are presented in the tables below:

	For the Year Ended December 31,
	2017			2016			2015
	Income	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except share data)
Basic:
Net income (loss)	$435,152	179,834,146	$2.42	$(979,709)	122,952,866	$(7.97)	$(1,224,884)	99,792,401	$(12.27)
Effect of dilutive securities:
Stock options and awards	—	418,878		—	—		—	—
Diluted:
Net income (loss)	$435,152	180,253,024	$2.41	$(979,709)	122,952,866	$(7.97)	$(1,224,884)	99,792,401	$(12.27)

There were no potential shares of common stock that were considered anti-dilutive for the year ended December 31, 2017. There were 539,988 and 449,880 shares of common stock that were considered anti-dilutive for the years ended 2016 and 2015, respectively.

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
Fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas, Argus Louisiana Light Sweet Crude for oil, the NYMEX West Texas Intermediate for oil, and Mont Belvieu for propane and pentane. Below is a summary of the Company's open fixed price swap positions as of December 31, 2017.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
2018	NYMEX Henry Hub	908,000	$3.06
2019	NYMEX Henry Hub	269,000	$2.93

	Location	Daily Volume (Bbls/day)	Weighted Average Price
2018	ARGUS LLS	1,500	$56.22
2018	NYMEX WTI	4,000	$52.20

	Location	Daily Volume (Bbls/day)	Weighted Average Price
2018	Mont Belvieu C3	3,500	$28.03
2018	Mont Belvieu C5	500	$46.62
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

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
January 2018 - March 2018	NYMEX Henry Hub	20,000	$2.91
April 2018 - March 2019	NYMEX Henry Hub	50,000	$3.13
April 2019 - December 2019	NYMEX Henry Hub	30,000	$3.10
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
In addition, the Company has entered into natural gas basis swap positions, which settle on the pricing index to basis differential of NPGL Mid-Continent to NYMEX Henry Hub. As of December 31, 2017, the Company had the following natural gas basis swap positions for NPGL Mid-Continent.

	Location	Daily Volume (MMBtu/day)	Hedged Differential
2018	NPGL Mid-Continent	12,000	$(0.26)
Balance sheet presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities, and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company's derivative instruments on a gross basis at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Short-term derivative instruments - asset	$78,847	$3,488
Long-term derivative instruments - asset	$8,685	$5,696
Short-term derivative instruments - liability	$32,534	$119,219
Long-term derivative instruments - liability	$2,989	$26,759
Gains and losses
The following table presents the gain and loss recognized in net gain (loss) on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015.

	Gain (loss) on derivative instruments
	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Natural gas derivatives	$232,143	$(165,933)	$182,993
Oil derivatives	(3,350)	(5,387)	19,201
Natural gas liquids derivatives	(15,114)	(3,186)	1,319
Total	$213,679	$(174,506)	$203,513
The Company delivered approximately 68% of its 2017 production under fixed price swaps.
Offsetting of derivative assets and liabilities
As noted above, the Company records the fair value of derivative instruments on a gross basis. The following table presents the gross amounts of recognized derivative assets and liabilities in the consolidated balance sheets and the amounts that are subject to offsetting under master netting arrangements with counterparties, all at fair value.

	As of December 31, 2017
	Derivative instruments, gross	Netting adjustments	Derivative instruments, net
	(In thousands)
Derivative assets	$87,532	$(22,199)	$65,333
Derivative liabilities	$(35,523)	$22,199	$(13,324)

	As of December 31, 2016
	Derivative instruments, gross	Netting adjustments	Derivative instruments, net
	(In thousands)
Derivative assets	$9,184	$(9,184)	$—
Derivative liabilities	$(145,978)	$9,184	$(136,794)
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
The following tables summarize the Company’s financial and non-financial liabilities by FASB ASC 820 valuation level as of December 31, 2017 and 2016:

	December 31, 2017
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$87,532	$—
Liabilities:
Derivative Instruments	$—	$35,523	$—

	December 31, 2016
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$9,184	$—
Liabilities:
Derivative Instruments	$—	$145,978	$—
The Company estimates the fair value of all derivative instruments using industry-standard models that considered various assumptions including current market and contractual prices for the underlying instruments, implied volatility, time value, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data.
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
The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 3 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred or revised during the year ended December 31, 2017 were approximately $16.3 million and $26.0 million, respectively.
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
Stingray Cementing provides well cementing services. Stingray Cementing was previously 50% owned by the Company until its contribution to Mammoth Energy in June 2017 as discussed above in Note 4. At the date of the contribution, the Company owed Stingray Cementing approximately $0.5 million. As of December 31, 2016, the Company owed Stingray Cementing approximately $0.5 million related to these services.
Stingray Energy provides rental tools for land-based oil and natural gas drilling, completion and workover activities as well as the transfer of fresh water to wellsites. Stingray Energy was previously 50% owned by the Company until its contribution to Mammoth Energy in June 2017 as discussed above in Note 4. At the date of the contribution, the Company owed Stingray

Energy approximately $1.6 million. As of December 31, 2016, the Company owed Stingray Energy approximately $3.6 million related to these services.
As of December 31, 2017, the Company held approximately 25.1% of Mammoth Energy's outstanding common stock as discussed above in Note 4. Approximately $2.1 million of services provided by Mammoth Energy are included in lease operating expenses in the consolidated statements of operations for the year ended December 31, 2017. Approximately $196.5 million and $110.5 million of services provided by Mammoth Energy are included in oil and natural gas properties before elimination of intercompany profits on the accompanying consolidated balance sheets at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the Company owed Mammoth Energy approximately $32.0 million and $23.5 million, respectively, related to these services.
Strike Force, which is 25% owned by the Company, develops natural gas gathering assets in dedicated areas as discussed above in Note 4. At December 31, 2017 and 2016 the Company owed approximately $8.4 million and $1.6 million, respectively, to Strike Force for these related services. Approximately $23.1 million and $1.8 million of services provided by Strike Force are included in midstream gathering and processing on the accompanying consolidated statement of operations for the years ended December 31, 2017 and 2016, respectively.

15.	COMMITMENTS
Plugging and Abandonment Funds
In connection with the Company's acquisition in 1997 of the remaining 50% interest in its WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, the Company could access the trust for use in plugging and abandonment charges associated with the property, although it has not yet done so. As of December 31, 2017, the plugging and abandonment trust totaled approximately $3.1 million. At December 31, 2017, the Company had plugged 551 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.
Contributions to 401(k) Plan
Gulfport sponsors a 401(k) and Profit Sharing plan under which eligible employees may contribute up to 100% of their total compensation up to the maximum pre-tax threshold through salary deferrals. Also under the plan, the Company will make a bi-weekly contribution on behalf of each employee equal to at least 3% of his or her salary, regardless of the employee’s participation in salary deferrals and may also make additional discretionary contributions. During the years ended December 31, 2017, 2016 and 2015, Gulfport incurred $3.0 million, $1.7 million, and $1.4 million, respectively, in contributions expense related to this plan.
Employment Agreements
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

The Company has also entered into employment agreements with certain members of management that provide for one-year terms commencing as of January 1, 2017 (the “Initial Period”), which automatically extend for successive one-year periods unless the Company or the executive elects to not extend the term by giving written notice to the other party at least 30 days' prior to the end of the Initial Period or any anniversary thereof. The agreements provide for, among other things, compensation, benefits and severance payments. The employment agreements also contains certain termination and change of control provisions.

Firm Transportation Commitments

The Company had approximately 2,629,800 MMBtu per day of firm sales contracted with third parties. The table below presents these commitments at December 31, 2017 as follows:

(MMBtu per day)
2018	560,800
2019	659,000
2020	526,000
2021	372,000
2022	272,000
Thereafter	240,000
Total	2,629,800
The Company also had approximately $3.8 billion of firm transportation contracted with third parties. The table below presents these commitments at December 31, 2017 as follows:

(In thousands)
2018	$248,047
2019	251,644
2020	247,581
2021	246,620
2022	246,620
Thereafter	2,511,853
Total	$3,752,365

Operating Leases
The Company leases office facilities under non-cancellable operating leases exceeding one year. Future minimum lease commitments under these leases at December 31, 2017 are as follows:

(In thousands)
2018	$136
2019	54
Total	$190
Presented below is rent expense for the years ended December 31, 2017, 2016 and 2015, respectively.

	For the years ended December 31,
	2017	2016	2015
	(In thousands)
Minimum rentals	$343	$840	$759
Less: Sublease rentals	—	—	8
	$343	$840	$751
Other Commitments
Effective October 1, 2014, the Company entered into a Sand Supply Agreement with Muskie that expires on September 30, 2018. Pursuant to this agreement, the Company has agreed to purchase annual and monthly amounts of proppant sand subject to exceptions specified in the agreement at a fixed price per ton, subject to certain adjustments, plus agreed costs and expenses. Failure by either Muskie or the Company to deliver or accept the minimum monthly amount results in damages calculated per ton based on the difference between the monthly obligation amount and the amount actually delivered or accepted, as applicable. The Company incurred $1.9 million related to non-utilization fees during the year ended 2016. The Company did not incur any non-utilization fees during the year ended December 31, 2017.
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
Future minimum commitments under these agreements at December 31, 2017 are as follows:

(In thousands)
2018	$39,330
Total	$39,330

16.	CONTINGENCIES
In two separate complaints, one filed by the State of Louisiana and the Parish of Cameron in the 38th Judicial District Court for the Parish of Cameron on February 9, 2016 and the other filed by the State of Louisiana and the District Attorney for the 15th Judicial District of the State of Louisiana in the 15th Judicial District Court for the Parish of Vermilion on July 29, 2016, the Company was named as a defendant, among 26 oil and gas companies, in the Cameron Parish complaint and among more than 40 oil and gas companies in the Vermilion Parish complaint, or the Complaints. The Complaints were filed under the State and Local Coastal Resources Management Act of 1978, as amended, and the rules, regulations, orders and ordinances adopted thereunder, which the Company referred to collectively as the CZM Laws, and allege that certain of the defendants’ oil and gas exploration, production and transportation operations associated with the development of the East Hackberry and West Hackberry oil and gas fields, in the case of the Cameron Parish complaint, and the Tigre Lagoon and Lac Blanc oil and gas fields, in the case of the Vermilion Parish complaint, were conducted in violation of the CZM Laws. The Complaints allege that such activities caused substantial damage to land and waterbodies located in the coastal zone of the relevant Parish, including due to defendants’ design, construction and use of waste pits and the alleged failure to properly close the waste pits and to clear, re-vegetate, detoxify and return the property affected to its original condition, as well as the defendants’ alleged discharge of waste into the coastal zone. The Complaints also allege that the defendants’ oil and gas activities have resulted in the dredging of numerous canals, which had a direct and significant impact on the state coastal waters within the relevant Parish and that the defendants, among other things, failed to design, construct and maintain these canals using the best practical techniques to prevent bank slumping, erosion and saltwater intrusion and to minimize the potential for inland movement of storm-generated surges, which activities allegedly have resulted in the erosion of marshes and the degradation of terrestrial and aquatic life therein. The Complaints also allege that the defendants failed to re-vegetate, refill, clean, detoxify and otherwise restore these canals to their original condition. In these two petitions, the plaintiffs seek damages and other appropriate relief under the CZM Laws, including the payment of costs necessary to clear, re-vegetate, detoxify and otherwise restore the affected coastal zone of the relevant Parish to its original condition, actual restoration of such coastal zone to its original condition, and the payment of reasonable attorney fees and legal expenses and pre-judgment and post judgment interest.
The Company was served with the Cameron complaint in early May 2016 and with the Vermilion Complaint in early September 2016. The Louisiana Attorney General and the Louisiana Department of Natural Resources intervened in both the Cameron Parish suit and the Vermilion Parish suit. Shortly after the Complaints were filed, certain defendants removed the cases to the lawsuit to the United States District Court for the Western District of Louisiana. In both cases, the plaintiffs filed a motion to remand, and the plaintiffs agreed to an extension of time for all defendants to file responsive pleadings until the District Courts ruled on the motions to remand.  In the Vermilion Parish case, the District Court entered an order on September 26, 2017 remanding the lawsuit to the 15th Judicial District Court, State of Louisiana, Parish of Vermilion.  In the Cameron Parish lawsuit, the federal magistrate, on January 18, 2018, issued a report and recommendation that the Cameron Parish lawsuit be remanded to the 38th Judicial District Court, State of Louisiana, Parish of Cameron.  It is anticipated that one or more of the defendants will object to the magistrate’s report and recommendation, in which case the report and recommendation will be reviewed by the District Court after additional briefing by the parties. Due to the procedural posture of lawsuits, the fact that responsive pleadings have not been filed and the fact that the parties have not begun discovery and the Company has not had the opportunity to evaluate the applicability of the allegations made in plaintiffs' complaints to the Company's operations, management cannot determine the amount of loss, if any, that may result.
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
Concentration of Credit Risk
Gulfport operates in the oil and natural gas industry principally in the states of Ohio, Oklahoma and Louisiana with sales to refineries, re-sellers such as marketers, and other end users. While certain of these customers are affected by periodic downturns in the economy in general or in their specific segment of the oil and gas industry, Gulfport believes that its level of credit-related losses due to such economic fluctuations has been immaterial and will continue to be immaterial to the Company’s results of operations in the long term.
The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2017, Gulfport held cash in excess of insured limits in these banks totaling $97.6 million.
The Company's sales to major customers (purchases of 10% or more of total sales before the effects of hedging) for the years ended December 31, 2017, 2016 and 2015 are as follows:

	December 31,
	2017	2016	2015
Company A	40%	59%	62%
Company B	5%	12%	23%
Company C	7%	10%	12%
All others	48%	19%	3%

17.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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
In connection with the 2024 Notes Offering and the 2025 Notes Offering, the Company and its subsidiary guarantors entered into two registration rights agreements, pursuant to which the Company agreed to file a registration statement with respect to offers to exchange the 2024 Notes and the 2025 Notes for new issues of substantially identical debt securities registered under the Securities Act. The exchange offers for the 2024 Notes and the 2025 Notes were completed on September 13, 2017.
On October 11, 2017, the Company issued $450.0 million in aggregate principal amount of the 2026 Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. A portion of the net proceeds from the issuance of the 2026 Notes was used to repay all of the Company's outstanding borrowings under its secured revolving credit facility on October 11, 2017 and the balance was used to fund the remaining outspend related to the Company's 2017 capital development plans.
The 2020 Notes were, and the 2023 Notes, the 2024 Notes, the 2025 Notes and the 2026 Notes are, guaranteed on a senior unsecured basis by all existing consolidated subsidiaries that guarantee the Company's secured revolving credit facility or certain other debt (the "Guarantors"). The 2020 Notes were not, and the 2023 Notes, the 2024 Notes, the 2025 Notes and the 2026 Notes are not, guaranteed by Grizzly Holdings, Inc. (the "Non-Guarantor"). The Guarantors are 100% owned by Gulfport (the "Parent"), and the guarantees are full, unconditional, joint and several. There are no significant restrictions on the ability of the Parent or the Guarantors to obtain funds from each other in the form of a dividend or loan.
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

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$67,908	$31,649	$—	$—	$99,557
Restricted cash	—	—	—	—	—
Accounts receivable - oil and natural gas	128,121	54,092	—	—	182,213
Accounts receivable - related parties	—	—	—	—	—
Accounts receivable - intercompany	554,439	63,374	—	(617,813)	—
Prepaid expenses and other current assets	4,719	193	—	—	4,912
Short-term derivative instruments	78,847	—	—	—	78,847
Total current assets	834,034	149,308	—	(617,813)	365,529
Property and equipment:
Oil and natural gas properties, full-cost accounting	6,562,147	2,607,738	—	(729)	9,169,156
Other property and equipment	86,711	43	—	—	86,754
Accumulated depletion, depreciation, amortization and impairment	(4,153,696)	(37)	—	—	(4,153,733)
Property and equipment, net	2,495,162	2,607,744	—	(729)	5,102,177
Other assets:
Equity investments and investments in subsidiaries	2,361,575	77,744	57,641	(2,194,848)	302,112
Long-term derivative instruments	8,685	—	—	—	8,685
Deferred tax asset	1,208	—	—	—	1,208
Inventories	5,816	2,411	—	—	8,227
Other assets	12,483	7,331	—	—	19,814
Total other assets	2,389,767	87,486	57,641	(2,194,848)	340,046
Total assets	$5,718,963	$2,844,538	$57,641	$(2,813,390)	$5,807,752

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$416,249	$137,361	$—	$(1)	$553,609
Accounts payable - intercompany	63,373	554,313	127	(617,813)	—
Asset retirement obligation - current	120	—	—	—	120
Short-term derivative instruments	32,534	—	—	—	32,534
Current maturities of long-term debt	622	—	—	—	622
Total current liabilities	512,898	691,674	127	(617,814)	586,885
Long-term derivative instruments	2,989	—	—	—	2,989
Asset retirement obligation - long-term	63,141	11,839	—	—	74,980
Other non-current liabilities	—	2,963	—	—	2,963
Long-term debt, net of current maturities	2,038,321	—	—	—	2,038,321
Total liabilities	2,617,349	706,476	127	(617,814)	2,706,138

Stockholders' equity:
Common stock	1,831	—	—	—	1,831
Paid-in capital	4,416,250	1,915,598	259,307	(2,174,905)	4,416,250
Accumulated other comprehensive (loss) income	(40,539)	—	(38,593)	38,593	(40,539)
Retained (deficit) earnings	(1,275,928)	222,464	(163,200)	(59,264)	(1,275,928)
Total stockholders' equity	3,101,614	2,138,062	57,514	(2,195,576)	3,101,614
Total liabilities and stockholders' equity	$5,718,963	$2,844,538	$57,641	$(2,813,390)	$5,807,752

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,273,882	$1,993	$—	$—	$1,275,875
Restricted cash	185,000	—	—	—	$185,000
Accounts receivable - oil and natural gas	137,087	37,496	—	(37,822)	136,761
Accounts receivable - related parties	16	—	—	—	16
Accounts receivable - intercompany	449,517	1,151	—	(450,668)	—
Prepaid expenses and other current assets	3,135	—	—	—	3,135
Short-term derivative instruments	3,488	—	—	—	3,488
Total current assets	2,052,125	40,640	—	(488,490)	1,604,275

Property and equipment:
Oil and natural gas properties, full-cost accounting,	5,655,125	417,524	—	(729)	6,071,920
Other property and equipment	68,943	43	—	—	68,986
Accumulated depletion, depreciation, amortization and impairment	(3,789,746)	(34)	—	—	(3,789,780)
Property and equipment, net	1,934,322	417,533	—	(729)	2,351,126
Other assets:
Equity investments and investments in subsidiaries	236,327	33,590	45,213	(71,210)	243,920
Long-term derivative instruments	5,696	—	—	—	5,696
Deferred tax asset	4,692	—	—	—	4,692
Inventories	3,095	1,409	—	—	4,504
Other assets	8,932	—	—	—	8,932
Total other assets	258,742	34,999	45,213	(71,210)	267,744
Total assets	$4,245,189	$493,172	$45,213	$(560,429)	$4,223,145

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$255,966	$9,158	$—	$—	$265,124
Accounts payable - intercompany	31,202	457,163	126	(488,491)	—
Asset retirement obligation - current	195	—	—	—	195
Short-term derivative instruments	119,219	—	—	—	119,219
Current maturities of long-term debt	276	—	—	—	276
Total current liabilities	406,858	466,321	126	(488,491)	384,814

Long-term derivative instruments	26,759	—	—	—	26,759
Asset retirement obligation - long-term	34,081	—	—	—	34,081
Long-term debt, net of current maturities	1,593,599	—	—	—	1,593,599
Total liabilities	2,061,297	466,321	126	(488,491)	2,039,253

Stockholders' equity:
Common stock	1,588	—	—	—	1,588
Paid-in capital	3,946,442	33,822	257,026	(290,848)	3,946,442
Accumulated other comprehensive (loss) income	(53,058)	—	(50,931)	50,931	(53,058)
Retained (deficit) earnings	(1,711,080)	(6,971)	(161,008)	167,979	(1,711,080)
Total stockholders' equity	2,183,892	26,851	45,087	(71,938)	2,183,892
Total liabilities and stockholders' equity	$4,245,189	$493,172	$45,213	$(560,429)	$4,223,145

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$1,010,989	$309,314	$—	$—	$1,320,303

Costs and expenses:
Lease operating expenses	65,793	14,453	—	—	80,246
Production taxes	15,100	6,026	—	—	21,126
Midstream gathering and processing	187,678	61,317	—	—	248,995
Depreciation, depletion and amortization	364,625	4	—	—	364,629
General and administrative	55,589	(2,654)	3	—	52,938
Accretion expense	1,246	365	—	—	1,611
Acquisition expense	—	2,392	—	—	2,392
	690,031	81,903	3	—	771,937

INCOME (LOSS) FROM OPERATIONS	320,958	227,411	(3)	—	548,366

OTHER (INCOME) EXPENSE:
Interest expense	112,732	(4,534)	—	—	108,198
Interest income	(988)	(21)	—	—	(1,009)
(Income) loss from equity method investments and investments in subsidiaries	(226,130)	1,955	2,189	227,243	5,257
Other (income) expense	(1,617)	(324)	—	900	(1,041)
	(116,003)	(2,924)	2,189	228,143	111,405

INCOME (LOSS) BEFORE INCOME TAXES	436,961	230,335	(2,192)	(228,143)	436,961
INCOME TAX EXPENSE	1,809	—	—	—	1,809

NET INCOME (LOSS)	$435,152	$230,335	$(2,192)	$(228,143)	$435,152

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$381,931	$3,979	$—	$—	$385,910

Costs and expenses:
Lease operating expenses	68,034	843	—	—	68,877
Production taxes	13,121	155	—	—	13,276
Midstream gathering and processing	165,400	572	—	—	165,972
Depreciation, depletion and amortization	245,970	4	—	—	245,974
Impairment of oil and natural gas properties	715,495	—	—	—	715,495
General and administrative	43,896	(490)	3	—	43,409
Accretion expense	1,057	—	—	—	1,057
	1,252,973	1,084	3	—	1,254,060

(LOSS) INCOME FROM OPERATIONS	(871,042)	2,895	(3)	—	(868,150)

OTHER (INCOME) EXPENSE:
Interest expense	63,529	1	—	—	63,530
Interest income	(1,230)	—	—	—	(1,230)
Insurance proceeds	(5,718)	—	—	—	(5,718)
Loss on debt extinguishment	23,776	—	—	—	23,776
Loss (income) from equity method investments and investments in subsidiaries	31,078	(89)	25,150	(22,154)	33,985
Other expense (income)	145	(16)	—	—	129
	111,580	(104)	25,150	(22,154)	114,472

(LOSS) INCOME BEFORE INCOME TAXES	(982,622)	2,999	(25,153)	22,154	(982,622)
INCOME TAX BENEFIT	(2,913)	—	—	—	(2,913)

NET (LOSS) INCOME	$(979,709)	$2,999	$(25,153)	$22,154	$(979,709)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$707,868	$1,122	$—	$—	$708,990

Costs and expenses:
Lease operating expenses	68,632	843	—	—	69,475
Production taxes	14,618	122	—	—	14,740
Midstream gathering and processing	138,526	64	—	—	138,590
Depreciation, depletion and amortization	337,689	5	—	—	337,694
Impairment of oil and natural gas properties	1,440,418	—	—	—	1,440,418
General and administrative	41,892	55	20	—	41,967
Accretion expense	820	—	—	—	820
	2,042,595	1,089	20	—	2,043,704

(LOSS) INCOME FROM OPERATIONS	(1,334,727)	33	(20)	—	(1,334,714)

OTHER (INCOME) EXPENSE:
Interest expense	51,221	—	—	—	51,221
Interest income	(643)	—	—	—	(643)
Insurance proceeds	(10,015)	—	—	—	(10,015)
Loss (income) from equity method investments and investments in subsidiaries	107,252	—	115,544	(116,703)	106,093
Other (income) expense	(1,657)	(346)	—	1,518	(485)
	146,158	(346)	115,544	(115,185)	146,171

(LOSS) INCOME BEFORE INCOME TAXES	(1,480,885)	379	(115,564)	115,185	(1,480,885)
INCOME TAX BENEFIT	(256,001)	—	—	—	(256,001)

NET (LOSS) INCOME	$(1,224,884)	$379	$(115,564)	$115,185	$(1,224,884)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Year Ended December 31, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$435,152	$230,335	$(2,192)	$(228,143)	$435,152
Foreign currency translation adjustment	12,519	182	12,337	(12,519)	12,519
Other comprehensive income (loss)	12,519	182	12,337	(12,519)	12,519
Comprehensive income (loss)	$447,671	$230,517	$10,145	$(240,662)	$447,671

	Year Ended December 31, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net (loss) income	$(979,709)	$2,999	$(25,153)	$22,154	$(979,709)
Foreign currency translation adjustment	2,119	778	1,341	(2,119)	2,119
Other comprehensive income (loss)	2,119	778	1,341	(2,119)	2,119
Comprehensive (loss) income	$(977,590)	$3,777	$(23,812)	$20,035	$(977,590)

	Year Ended December 31, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net (loss) income	$(1,224,884)	$379	$(115,564)	$115,185	$(1,224,884)
Foreign currency translation adjustment	(28,502)	—	(28,502)	28,502	$(28,502)
Other comprehensive (loss) income	(28,502)	—	(28,502)	28,502	(28,502)
Comprehensive (loss) income	$(1,253,386)	$379	$(144,066)	$143,687	$(1,253,386)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by operating activities	$392,680	$287,209	$—	$—	$679,889

Net cash (used in) provided by investing activities	(2,031,615)	(1,674,690)	(2,280)	1,419,417	(2,289,168)

Net cash provided by (used in) financing activities	432,961	1,417,137	2,280	(1,419,417)	432,961

Net (decrease) increase in cash and cash equivalents	(1,205,974)	29,656	—	—	(1,176,318)

Cash and cash equivalents at beginning of period	1,273,882	1,993	—	—	1,275,875

Cash and cash equivalents at end of period	$67,908	$31,649	$—	$—	$99,557

	Year Ended December 31, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$336,330	$(9,486)	$(2)	$11,001	$337,843

Net cash (used in) provided by investing activities	(905,582)	(22,500)	(15,472)	37,972	(905,582)

Net cash provided by (used in) financing activities	1,730,640	33,500	15,473	(48,973)	1,730,640

Net increase (decrease) in cash and cash equivalents	1,161,388	1,514	(1)	—	1,162,901

Cash and cash equivalents at beginning of period	112,494	479	1	—	112,974

Cash and cash equivalents at end of period	$1,273,882	$1,993	$—	$—	$1,275,875

	Year Ended December 31, 2015
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$344,018	$(21,839)	$(2)	$2	$322,179

Net cash (used in) provided by investing activities	(1,595,767)	21,514	(14,472)	14,472	(1,574,253)

Net cash provided by (used in) financing activities	1,222,708	—	14,474	(14,474)	1,222,708

Net decrease in cash and cash equivalents	(29,041)	(325)	—	—	(29,366)

Cash and cash equivalents at beginning of period	141,535	804	1	—	142,340

Cash and cash equivalents at end of period	$112,494	$479	$1	$—	$112,974

18.	SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)
The Company owns a 24.9999% interest in Grizzly, which interest is shown below.
The following is historical revenue and cost information relating to the Company’s oil and gas operations located entirely in the United States:
Capitalized Costs Related to Oil and Gas Producing Activities

	2017	2016
	(In thousands)
Proven properties	$6,256,182	$4,491,615
Unproven properties	2,912,974	1,580,305
	9,169,156	6,071,920
Accumulated depreciation, depletion, amortization and impairment reserve	(4,136,777)	(3,778,043)
Net capitalized costs	$5,032,379	$2,293,877

Equity investment in Grizzly Oil Sands ULC
Proven properties	$73,818	$70,266
Unproven properties	86,540	80,892
	160,358	151,158
Accumulated depreciation, depletion, amortization and impairment reserve	(1,693)	(1,578)
Net capitalized costs	$158,665	$149,580
Costs Incurred in Oil and Gas Property Acquisition and Development Activities

	2017	2016	2015
	(In thousands)
Acquisition	$1,951,281	$152,887	$810,755
Development of proved undeveloped properties	994,237	423,998	642,811
Exploratory	—	—	—
Recompletions	14,289	16,386	13,894
Capitalized asset retirement obligation	42,270	10,971	8,800
Total	$3,002,077	$604,242	$1,476,260

Equity investment in Grizzly Oil Sands ULC
Acquisition	$503	$357	$396
Development of proved undeveloped properties	—	—	47
Exploratory	—	—	—
Capitalized asset retirement obligation	(524)	784	282
Total	$(21)	$1,141	$725

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

	2017	2016	2015
	(In thousands)
Revenues	$1,320,303	$385,910	$708,990
Production costs	(350,367)	(248,125)	(222,805)
Depletion	(358,792)	(243,098)	(335,288)
Impairment	—	(715,495)	(1,440,418)
	611,144	(820,808)	(1,289,521)
Income tax expense (benefit)
Current	3,362	—	—
Deferred	(3,602)	—	(220,201)
	(240)	—	(220,201)
Results of operations from producing activities	$611,384	$(820,808)	$(1,069,320)
Depletion per Mcf of gas equivalent (Mcfe)	$0.90	$0.92	$1.68

Results of Operations from equity method investment in Grizzly Oil Sands ULC
Revenues	$—	$—	$1,436
Production costs	—	(13)	(1,549)
Depletion	—	—	(625)
	—	(13)	(738)
Income tax expense	—	—	—
Results of operations from producing activities	$—	$(13)	$(738)
Oil and Gas Reserves
The following table presents estimated volumes of proved developed and undeveloped oil and gas reserves as of December 31, 2017, 2016 and 2015 and changes in proved reserves during the last three years. The reserve reports use an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2017, 2016 and 2015, in accordance with guidelines of the SEC applicable to reserves estimates. Volumes for oil are stated in thousands of barrels (MBbls) and volumes for natural gas are stated in millions of cubic feet (MMcf). The prices used for the 2017 reserve report are $51.34 per barrel of oil, $2.98 per MMbtu and $18.40 per barrel for NGLs, adjusted by lease for transportation fees and regional price differentials, and for oil and gas reserves, respectively. The prices used at December 31, 2016 and 2015 for reserve report purposes are $42.75 per barrel, $2.48 per MMbtu and $9.91 per barrel for NGLs and $50.28 per barrel, $2.59 per MMbtu and $13.21 per barrel for NGLs, respectively.
Gulfport emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

	2017			2016			2015
	Oil	Natural Gas	Natural Gas Liquids	Oil	Natural Gas	Natural Gas Liquids	Oil	Natural Gas	Natural Gas Liquids
	(MBbls)	(MMcf)	(MBbls)	(MBbls)	(MMcf)	(MBbls)	(MBbls)	(MMcf)	(MBbls)
Proved Reserves
Beginning of the period	5,546	2,167,068	20,127	6,458	1,560,145	17,736	9,497	719,006	26,268
Purchases in oil and natural gas reserves in place	15,132	1,098,644	53,617	—	—	—	—	371,663	—
Extensions and discoveries	951	1,594,734	4,619	1,217	1,082,220	7,677	2,413	997,057	5,486
Revisions of prior reserve estimates	107	314,925	2,737	(3)	(247,703)	(1,439)	(2,553)	(371,430)	(9,594)
Current production	(2,579)	(350,061)	(5,334)	(2,126)	(227,594)	(3,847)	(2,899)	(156,151)	(4,424)
End of period	19,157	4,825,310	75,766	5,546	2,167,068	20,127	6,458	1,560,145	17,736
Proved developed reserves	10,245	1,616,930	36,247	4,882	744,797	14,299	6,120	652,961	12,910
Proved undeveloped reserves	8,912	3,208,380	39,519	664	1,422,271	5,828	338	907,184	4,826

Equity investment in Grizzly Oil Sands ULC
Beginning of the period	—	—	—	—	—	—	14,558	—	—
Purchases in oil and natural gas reserves in place	—	—	—	—	—	—	—	—	—
Extensions and discoveries	—	—	—	—	—	—	—	—	—
Revisions of prior reserve estimates	—	—	—	—	—	—	(14,530)	—	—
Current production	—	—	—	—	—	—	(28)	—	—
End of period	—	—	—	—	—	—	—	—	—
Proved developed reserves	—	—	—	—	—	—	—	—	—
Proved undeveloped reserves	—	—	—	—	—	—	—	—	—
In 2017, the Company purchased 1.5 Tcfe through our acquisition of SCOOP properties discussed in Note 2. Also in 2017, the Company experienced extensions and discoveries of 1.6 Tcfe of estimated proved reserves primarily attributable to the continued development of the Company's Utica Shale acreage. In 2017, the Company experienced upward revisions of 201.3 Bcfe in estimated proved reserves due to an increase in well performance, 214.1 Bcfe due to the increase in pricing and 95.9 Bcfe due to changes in its ownership interests. These positive revisions are partially offset by downward revisions of 133.0 Bcfe due to a decline in well performance specific to one area in the Company's Utica field and a decline of 45.7 Bcfe in estimated proved reserves in 2017 primarily due to the exclusion of ten PUD locations in the Company's Utica field, five of which are operated by the Company and five of which are operated by other operators, that were excluded due to changes in drilling schedules. Additional downward revision of 0.6 Bcfe was due to the removal of two PUD locations in the Company's Southern Louisiana fields that had not been drilled within five years of initial booking. In 2016, the Company experienced extensions and discoveries of 1.1 Tcfe of estimated proved reserves attributable to the continued development of the Company's Utica Shale acreage. The Company experienced downward revisions of 227.9 Bcfe due to lower commodity prices on 67 PUD locations, including the loss of 35 of the 67 PUD locations as they were no longer economic, as well as downward revisions of 17.4 Bcfe due to rescheduling the drilling timeline of four PUD locations in excess of five years of initial booking resulting in the removal of these four PUD locations. In addition, the Company experienced upward revisions of 26.7 Bcfe attributable to improved performance of 34 PUD locations as a result of 14.5% production increases due to well performance of offset producers as well as lower lease operated and capital expenditures. In 2015, the Company experienced extensions and discoveries of 1,044.5 Bcfe of estimated proved reserves attributable to the continued development of the Company's Utica Shale acreage. In addition, the Company experienced downward revisions of 444,314 MMcfe in estimated proved reserves in

2015 primarily due to the exclusion of PUD locations in its Utica and Southern Louisiana fields that became uneconomic due to the continued decline in commodity prices. In 2015, the Company also purchased 371,663 MMcfe of proved reserves as a result of acquisitions.
Discounted Future Net Cash Flows
The following tables present the estimated future cash flows, and changes therein, from Gulfport’s proven oil and gas reserves as of December 31, 2017, 2016 and 2015 using an unweighted average first-of-the-month price for the period January through December 31, 2017, 2016 and 2015.
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Future cash flows	$11,202,692	$3,354,168	$3,043,450
Future development and abandonment costs	(3,005,217)	(1,165,025)	(877,660)
Future production costs	(2,152,821)	(924,167)	(941,243)
Future production taxes	(289,944)	(69,447)	(58,169)
Future income taxes	(573,965)	(14,545)	(2,648)
Future net cash flows	5,180,745	1,180,984	1,163,730
10% discount to reflect timing of cash flows	(2,537,181)	(492,944)	(399,399)
Standardized measure of discounted future net cash flows	$2,643,564	$688,040	$764,331

Equity investment in Grizzly Oil Sands ULC Standardized measure of discounted cash flows
Future cash flows	$—	$—	$—
Future development and abandonment costs	—	—	—
Future production costs	—	—	—
Future production taxes	—	—	—
Future income taxes	—	—	—
Future net cash flows	—	—	—
10% discount to reflect timing of cash flows
Standardized measure of discounted future net cash flows	$—	$—	$—
In order to develop its proved undeveloped reserves according to the drilling schedule used by the engineers in Gulfport’s reserve report, the Company will need to spend $551.0 million, $458.8 million and $514.5 million during years 2018, 2019 and 2020, respectively.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Sales and transfers of oil and gas produced, net of production costs	$(756,257)	$(312,291)	$(486,185)
Net changes in prices, production costs, and development costs	913,714	(146,518)	(1,412,181)
Acquisition of oil and gas reserves in place	703,866	—	83,340
Extensions and discoveries	618,039	186,909	262,895
Previously estimated development costs incurred during the period	390,673	176,218	117,540
Revisions of previous quantity estimates, less related production costs	155,200	(38,448)	(98,162)
Accretion of discount	68,804	76,433	142,717
Net changes in income taxes	(231,545)	(6,495)	412,240
Change in production rates and other	93,030	(12,099)	314,960
Total change in standardized measure of discounted future net cash flows	$1,955,524	$(76,291)	$(662,836)

Equity investment in Grizzly Oil Sands ULC Changes in standardized measure of discounted cash flows
Sales and transfers of oil and gas produced, net of production costs	$—	$—	$114
Net changes in prices, production costs, and development costs	—	—	—
Acquisition of oil and gas reserves in place	—	—	—
Extensions and discoveries	—	—	—
Previously estimated development costs incurred during the period	—	—	47
Revisions of previous quantity estimates, less related production costs	—	—	(103,282)
Accretion of discount	—	—	9,375
Net changes in income taxes	—	—	—
Change in production rates and other	—	—	—
Total change in standardized measure of discounted future net cash flows	$—	$—	$(93,746)

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table summarizes quarterly financial data for the years ended December 31, 2017 and 2016:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenues	$333,004	$323,953	$265,498	$397,848
Income from operations	181,683	143,175	50,483	173,025
Income tax expense (benefit)	—	—	2,763	(954)
Net income	154,455	105,936	18,235	156,526
Income per share:
Basic	$0.91	$0.58	$0.10	$0.85
Diluted	$0.91	$0.58	$0.10	$0.85

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenues	$156,961	$(28,158)	$193,691	$63,416
Loss from operations	(195,794)	(323,412)	(157,995)	(190,949)
Income tax (benefit) expense	(191)	(157)	(3,407)	842
Net loss	(242,267)	(339,776)	(157,296)	(240,370)
Loss per share:
Basic	$(2.17)	$(2.71)	$(1.25)	$(1.86)
Diluted	$(2.17)	$(2.71)	$(1.25)	$(1.86)

20.	SUBSEQUENT EVENTS
Derivatives
In January and February 2018, the Company entered into fixed price swaps for 2018 for approximately 1,000 barrels of oil per day at a weighted average price of $62.18 per barrel and for approximately 500 barrels of C3 propane per day at a weighted average price of $35.54 per barrel. For 2019, the Company entered into fixed price swaps for approximately 242,000 MMBtu of natural gas per day at a weighted average price of $2.79 per MMBtu and for approximately 2,000 barrels of oil per day at a weighted average price of $57.75 per barrel. The Company's fixed price swap contracts are tied to the commodity prices on NYMEX for natural gas, NYMEX WTI for oil and Mont Belvieu for propane. The Company will receive the fixed priced amount stated in the contract and pay to its counterparty the current market price as listed on NYMEX for natural gas, NYMEX WTI for oil or Mont Belvieu for propane.
Stock Repurchase Program
In January 2018, the board of directors of the Company approved a stock repurchase program to acquire up to $100.0 million of the Company’s outstanding common stock during 2018. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. The Company intends to purchase shares under the repurchase program opportunistically with available funds while maintaining sufficient liquidity to fund its 2018 capital development program. This repurchase program is authorized to extend through December 31, 2018 and may be suspended from time to time, modified, extended or discontinued by the board of directors of the Company at any time. The Company did not make any purchases of its common stock during the year ended December 31, 2017 under any stock repurchase program or otherwise, and has not made any such purchases of its common stock as of February 22, 2018.