Form 10-Q
period 2018-06-30
GULFPORT ENERGY CORP
filed 2018-08-02
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018 OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2018, 173,302,055 shares of the registrant’s common stock were outstanding.

GULFPORT ENERGY CORPORATION

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$119,230	$99,557
Accounts receivable—oil and natural gas sales	140,209	146,773
Accounts receivable—joint interest and other	53,619	35,440
Accounts receivable—related parties	110	—
Prepaid expenses and other current assets	10,698	4,912
Short-term derivative instruments	20,745	78,847
Total current assets	344,611	365,529
Property and equipment:
Oil and natural gas properties, full-cost accounting, $2,957,361 and $2,912,974 excluded from amortization in 2018 and 2017, respectively	9,749,156	9,169,156
Other property and equipment	91,207	86,754
Accumulated depletion, depreciation, amortization and impairment	(4,386,370)	(4,153,733)
Property and equipment, net	5,453,993	5,102,177
Other assets:
Equity investments	218,849	302,112
Long-term derivative instruments	7,657	8,685
Deferred tax asset	—	1,208
Inventories	9,419	8,227
Other assets	19,904	19,814
Total other assets	255,829	340,046
Total assets	$6,054,433	$5,807,752
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$584,416	$553,609
Asset retirement obligation—current	120	120
Short-term derivative instruments	61,161	32,534
Current maturities of long-term debt	639	622
Total current liabilities	646,336	586,885
Long-term derivative instruments	17,479	2,989
Asset retirement obligation—long-term	76,815	74,980
Deferred tax liability	2,965	—
Other non-current liabilities	740	2,963
Long-term debt, net of current maturities	2,114,899	2,038,321
Total liabilities	2,859,234	2,706,138
Commitments and contingencies (Note 9)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock - $.01 par value, 200,000,000 authorized, 173,302,055 issued and outstanding at June 30, 2018 and 183,105,910 at December 31, 2017	1,733	1,831
Paid-in capital	4,317,391	4,416,250
Accumulated other comprehensive loss	(49,406)	(40,539)
Retained deficit	(1,074,519)	(1,275,928)
Total stockholders’ equity	3,195,199	3,101,614
Total liabilities and stockholders’ equity	$6,054,433	$5,807,752

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands, except share data)
Revenues:
Natural gas sales	$232,695	$205,367	$482,094	$383,204
Oil and condensate sales	49,319	29,468	95,005	53,879
Natural gas liquid sales	41,271	24,247	88,107	55,426
Net (loss) gain on natural gas, oil, and NGL derivatives	(70,545)	64,871	(87,074)	164,448
	252,740	323,953	578,132	656,957
Costs and expenses:
Lease operating expenses	22,912	20,721	41,818	40,024
Production taxes	7,659	5,139	14,513	9,045
Midstream gathering and processing	71,440	58,945	135,633	106,886
Depreciation, depletion and amortization	121,915	82,246	232,933	148,237
General and administrative	14,008	12,257	27,107	24,857
Accretion expense	1,015	410	2,019	692
Acquisition expense	—	1,060	—	2,358
	238,949	180,778	454,023	332,099
INCOME FROM OPERATIONS	13,791	143,175	124,109	324,858
OTHER (INCOME) EXPENSE:
Interest expense	33,704	24,188	67,669	47,667
Interest income	(33)	(48)	(70)	(890)
Insurance proceeds	(231)	—	(231)	—
Gain on sale of equity method investments	(122,035)	(12,523)	(122,035)	(12,523)
(Income) loss from equity method investments, net	(8,888)	25,824	(22,424)	30,731
Other income	(45)	(202)	(140)	(518)
	(97,528)	37,239	(77,231)	64,467
INCOME BEFORE INCOME TAXES	111,319	105,936	201,340	260,391
INCOME TAX BENEFIT	—	—	(69)	—
NET INCOME	$111,319	$105,936	$201,409	$260,391
NET INCOME PER COMMON SHARE:
Basic	$0.64	$0.58	$1.14	$1.47
Diluted	$0.64	$0.58	$1.13	$1.47
Weighted average common shares outstanding—Basic	173,623,630	182,840,213	177,158,230	176,591,166
Weighted average common shares outstanding—Diluted	174,140,627	182,841,730	177,737,282	176,842,239

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$111,319	$105,936	$201,409	$260,391
Foreign currency translation adjustment	(3,364)	4,514	(8,867)	5,887
Other comprehensive (loss) income	(3,364)	4,514	(8,867)	5,887
Comprehensive income	$107,955	$110,450	$192,542	$266,278

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2018	183,105,910	$1,831	$4,416,250	$(40,539)	$(1,275,928)	$3,101,614
Net income	—	—	—	—	201,409	201,409
Other Comprehensive Loss	—	—	—	(8,867)	—	(8,867)
Stock-based Compensation	—	—	6,040	—	—	6,040
Shares Repurchased	(10,104,872)	(101)	(104,896)	—	—	(104,997)
Issuance of Restricted Stock	301,017	3	(3)	—	—	—
Balance at June 30, 2018	173,302,055	$1,733	$4,317,391	$(49,406)	$(1,074,519)	$3,195,199

Balance at January 1, 2017	158,829,816	$1,588	$3,946,442	$(53,058)	$(1,711,080)	$2,183,892
Net income	—	—	—	—	260,391	260,391
Other Comprehensive Income	—	—	—	5,887	—	5,887
Stock-based Compensation	—	—	5,233	—	—	5,233
Issuance of Common Stock for the Vitruvian Acquisition, net of related expenses	23,852,117	239	459,197	—	—	459,436
Issuance of Restricted Stock	172,988	1	(1)	—	—	—
Balance at June 30, 2017	182,854,921	$1,828	$4,410,871	$(47,171)	$(1,450,689)	$2,914,839

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$201,409	$260,391
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	2,019	692
Depletion, depreciation and amortization	232,933	148,237
Stock-based compensation expense	3,624	3,140
(Income) loss from equity investments	(22,322)	31,185
Change in fair value of derivative instruments	102,248	(166,667)
Deferred income tax benefit	(69)	—
Amortization of loan commitment fees	3,006	2,288
Gain on sale of equity method investments	(122,035)	(12,523)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable—oil and natural gas sales	6,564	(3,332)
Increase in accounts receivable—joint interest and other	(16,385)	(24,061)
Increase in accounts receivable—related parties	(110)	(169)
Increase in prepaid expenses and other current assets	(5,786)	(1,144)
Increase in other assets	(1,517)	(4,425)
Increase in accounts payable, accrued liabilities and other	28,184	53,385
Settlement of asset retirement obligation	(719)	(344)
Net cash provided by operating activities	411,044	286,653
Cash flows from investing activities:
Additions to other property and equipment	(6,252)	(10,645)
Acquisition of oil and natural gas properties	—	(1,339,222)
Additions to oil and natural gas properties	(579,734)	(460,765)
Proceeds from sale of oil and natural gas properties	3,762	3,730
Proceeds from sale of other property and equipment	167	—
Proceeds from sale of equity method investments	221,965	—
Contributions to equity method investments	(1,569)	(24,151)
Distributions from equity method investments	1,196	1,429
Net cash used in investing activities	(360,465)	(1,829,624)
Cash flows from financing activities:
Principal payments on borrowings	(150,285)	(47)
Borrowings on line of credit	225,000	210,000
Borrowings on term loan	—	2,951
Debt issuance costs and loan commitment fees	(624)	(7,889)
Payments on repurchase of stock	(104,997)	—
Proceeds from issuance of common stock, net of offering costs	—	(5,364)
Net cash (used in) provided by financing activities	(30,906)	199,651
Net increase (decrease) in cash, cash equivalents and restricted cash	19,673	(1,343,320)
Cash, cash equivalents and restricted cash at beginning of period	99,557	1,460,875
Cash, cash equivalents and restricted cash at end of period	$119,230	$117,555
Supplemental disclosure of cash flow information:
Interest payments	$59,915	$48,118
Income tax payments	$—	$—
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$2,416	$2,093
Asset retirement obligation capitalized	$535	$9,505
Interest capitalized	$2,351	$6,699
Foreign currency translation (loss) gain on equity method investments	$(8,867)	$5,887
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company’s most recent annual report on Form 10-K. Results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results expected for the full year.

1.	ACQUISITIONS
Vitruvian Acquisition
In December 2016, the Company, through its wholly-owned subsidiary Gulfport MidCon LLC (“Gulfport MidCon”) (formerly known as SCOOP Acquisition Company, LLC), entered into an agreement to acquire certain assets of Vitruvian II Woodford, LLC (“Vitruvian”), an unrelated third-party seller (the “Vitruvian Acquisition”). The assets included in the Vitruvian Acquisition include 46,400 net surface acres located in Grady, Stephens and Garvin Counties, Oklahoma. On February 17, 2017, the Company completed the Vitruvian Acquisition for a total initial purchase price of approximately $1.85 billion, consisting of $1.35 billion in cash, subject to certain adjustments, and approximately 23.9 million shares of the Company’s common stock (of which approximately 5.2 million shares were placed in an indemnity escrow). The cash portion of the purchase price was funded with the net proceeds from the Company's December 2016 common stock and senior note offerings and cash on hand. Acquisition costs of $1.1 million and $2.4 million were incurred during the three and six months ended June 30, 2017, respectively, related to the Vitruvian Acquisition. No acquisition costs were incurred during the three and six months ended June 30, 2018.
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
Post-Acquisition Operating Results

For the three months ended June 30, 2017 and the period from the acquisition date of February 17, 2017 to June 30, 2017, the assets acquired in the Vitruvian Acquisition contributed the following amounts of revenue to the Company's consolidated statements of operations. The amount of net income contributed by the assets is not presented below as it is impracticable to calculate due to the Company integrating the acquired assets into its overall operations using the full cost method of accounting.

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

	Three months ended	Six months ended
	June 30, 2017	June 30, 2017
	(In thousands, except share data)
Pro forma revenue	$323,953	$692,856
Pro forma net income	$105,936	$281,817
Pro forma earnings per share (basic)	$0.58	$1.60
Pro forma earnings per share (diluted)	$0.58	$1.59

2.	PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Oil and natural gas properties	$9,749,156	$9,169,156
Office furniture and fixtures	41,822	37,369
Building	44,565	44,565
Land	4,820	4,820
Total property and equipment	9,840,363	9,255,910
Accumulated depletion, depreciation, amortization and impairment	(4,386,370)	(4,153,733)
Property and equipment, net	$5,453,993	$5,102,177

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and natural gas properties. At June 30, 2018, the calculated ceiling was greater than the net book value of the Company’s oil and natural gas properties, thus no ceiling test impairment was required for the six months ended June 30, 2018. No impairment was required for oil and natural gas properties for the six months ended June 30, 2017.
Included in oil and natural gas properties at June 30, 2018 is the cumulative capitalization of $183.8 million in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $9.4 million and $18.2 million for the three and six months ended June 30, 2018, respectively, and $8.3 million and $16.7 million for the three and six months ended June 30, 2017, respectively.
The average depletion rate per Mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, was $0.96 and $0.85 per Mcfe for the six months ended June 30, 2018 and 2017, respectively.
The following table summarizes the Company’s non-producing properties excluded from amortization by area at June 30, 2018:

June 30, 2018
(In thousands)
Utica	$1,538,885
MidContinent	1,417,309
Niobrara	451
Southern Louisiana	571
Bakken	99
Other	46
$2,957,361
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

A reconciliation of the Company’s asset retirement obligation for the six months ended June 30, 2018 and 2017 is as follows:

	June 30, 2018	June 30, 2017
	(In thousands)
Asset retirement obligation, beginning of period	$75,100	$34,276
Liabilities incurred	909	9,505
Liabilities settled	(719)	(344)
Accretion expense	2,019	692
Revisions in estimated cash flows	(374)	—
Asset retirement obligation as of end of period	76,935	44,129
Less current portion	120	195
Asset retirement obligation, long-term	$76,815	$43,934

3.	EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of June 30, 2018 and December 31, 2017:

		Carrying value		(Income) loss from equity method investments
	Approximate ownership %	June 30, 2018	December 31, 2017	Three months ended June 30,		Six months ended June 30,
				2018	2017	2018	2017
		(In thousands)
Investment in Tatex Thailand II, LLC	23.5%	$—	$—	$(63)	$(211)	$(104)	$(454)
Investment in Grizzly Oil Sands ULC	24.9999%	49,957	57,641	228	208	558	573
Investment in Timber Wolf Terminals LLC	50.0%	—	983	534	—	536	4
Investment in Windsor Midstream LLC	22.5%	39	30	(9)	25,545	(9)	25,234
Investment in Stingray Cementing LLC(1)	—%	—	—	—	77	—	205
Investment in Blackhawk Midstream LLC	48.5%	—	—	—	—	—	—
Investment in Stingray Energy Services LLC(1)	—%	—	—	—	85	—	282
Investment in Sturgeon Acquisitions LLC(1)	—%	—	—	—	(139)	—	(71)
Investment in Mammoth Energy Services, Inc.(1)	22.2%	168,853	165,715	(9,242)	342	(22,712)	2,500
Investment in Strike Force Midstream LLC(2)	—%	—	77,743	(336)	(83)	(693)	2,458
		$218,849	$302,112	$(8,888)	$25,824	$(22,424)	$30,731

(1)
On June 5, 2017, Mammoth Energy Services, Inc. ("Mammoth Energy") acquired Stingray Cementing LLC, Stingray Energy Services LLC and Sturgeon Acquisitions LLC. See below under Mammoth Energy Partners LP/Mammoth Energy Services, Inc. for information regarding these transactions.

(2)	On May 1, 2018, the Company sold its 25% interest in Strike Force Midstream to EQT Midstream Partners, LP. See below under under Strike Force Midstream LLC for information regarding this transaction.

The tables below summarize financial information for the Company’s equity investments as of June 30, 2018 and December 31, 2017.

Summarized balance sheet information:

	June 30, 2018	December 31, 2017

	(In thousands)
Current assets	$395,532	$415,032
Noncurrent assets	$1,353,052	$1,542,090
Current liabilities	$368,377	$261,086
Noncurrent liabilities	$47,450	$148,839
Summarized results of operations:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Gross revenue	$566,404	$99,640	$1,067,537	$194,118
Net income (loss)	$49,018	$(67,336)	$113,470	$(92,675)
Tatex Thailand II, LLC
The Company has an indirect ownership interest in Tatex Thailand II, LLC (“Tatex II”). Tatex II holds an 8.5% interest in APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 180,000 acres which includes the Phu Horm Field. The Company received $0.1 million and $0.5 million in distributions from Tatex II during the six months ended June 30, 2018 and 2017, respectively.
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
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings Inc. (“Grizzly Holdings”), owns an interest in Grizzly Oil Sands ULC (“Grizzly”), a Canadian unlimited liability company. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc. (“Oil Sands”). As of June 30, 2018, Grizzly had approximately 830,000 acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. Grizzly has high-graded three oil sands projects to various stages of development. Grizzly commenced commercial production from its Algar Lake Phase I steam-assisted gravity drainage ("SAGD") oil sand project during the second quarter of 2014 and has regulatory approval for up to 11,300 barrels per day of bitumen production. Algar Lake production peaked at 2,200 barrels per day during the ramp-up phase of the SAGD facility, however, in April 2015, Grizzly made the decision to suspend operations at its Algar Lake facility due to the commodity price drop and its effect on project economics. Grizzly continues to monitor market conditions as it assesses start up plans for the facility. The Company reviewed its investment in Grizzly for impairment at June 30, 2018 and 2017 and determined no impairment was required. If commodity prices decline in the future however, impairment of the investment in Grizzly may be necessary. During the six months ended June 30, 2018, Gulfport paid $1.6 million in cash calls. Grizzly’s functional currency is the Canadian dollar. The Company’s investment in Grizzly was decreased by $3.4 million and $8.7 million as a result of a foreign currency translation loss for the three and six months ended June 30, 2018, respectively. The Company’s investment in Grizzly was increased by $4.5 million and $5.8 million as a result of a foreign currency translation gain for the three and six months ended June 30, 2017, respectively.

Timber Wolf Terminals LLC
During 2012, the Company invested in Timber Wolf Terminals LLC (“Timber Wolf”). Timber Wolf was formed to operate a crude/condensate terminal and a sand transloading facility in Ohio. During the six months ended June 30, 2018 and 2017, the Company paid no cash calls to Timber Wolf. The Company received $0.4 million in distributions from Timber Wolf during the six months ended June 30, 2018 resulting from the sale of assets held by Timber Wolf.
Windsor Midstream LLC
At June 30, 2018, the Company held a 22.5% interest in Windsor Midstream LLC (“Midstream”), an entity controlled and managed by an unrelated third party. Midstream previously owned a 28.4% interest in Coronado Midstream LLC (“Coronado”), a gas processing plant in West Texas. In March 2015, Coronado was sold to EnLink Midstream Partners, LP (“EnLink”). As a result of the sale of Coronado to EnLink, Midstream received common units of EnLink, which were subsequently sold by Midstream. The Company received no distributions from Midstream during the six months ended June 30, 2018 and $0.2 million in distributions during the same period in 2017.
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
Sturgeon Acquisitions LLC
During 2014, the Company invested in Sturgeon Acquisitions LLC (“Sturgeon”) and received an ownership interest of 25% in Sturgeon. Sturgeon owns and operates sand mines that produce hydraulic fracturing grade sand. On June 5, 2017, the Company contributed all of its membership interests in Sturgeon to Mammoth Energy. See below under Mammoth Energy Partners LP/Mammoth Energy Services, Inc. for information regarding this transaction.
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
On June 5, 2017, the Company contributed all of its membership interests in Sturgeon (which owned Taylor Frac, LLC, Taylor Real Estate Investments, LLC and South River Road, LLC), Stingray Energy and Stingray Cementing to Mammoth Energy in exchange for approximately 2.0 million shares of Mammoth Energy common stock (the "June 2017 Transactions"). The Company accounted for the transactions as a sale of financial assets under FASB ASC 860. The Company valued the shares of Mammoth Energy common stock it received in the June 2017 Transactions at $18.50 per share, which was the closing price of Mammoth Energy common stock on June 5, 2017. During the second quarter of 2017, the Company recognized a gain of $12.5 million from the June 2017 Transactions, which is included in gain on sale of equity method investments in the accompanying consolidated statement of operations.
On June 29, 2018, the Company sold 1,235,600 shares of its Mammoth Energy common stock in an underwritten public offering for net proceeds of approximately $47.0 million. Following the sale of these shares, the Company owned 9,948,522 shares, or approximately 22.2%, of Mammoth Energy's outstanding common stock. The Company recorded a gain of $25.6 million as a result of this sale, which is included in gain on sale of equity method investments in the accompanying consolidated statement of operations.
The Company’s investment in Mammoth Energy was decreased by a $0.1 million and $0.3 million foreign currency loss resulting from Mammoth Energy’s foreign subsidiary for the three and six months ended June 30, 2018, respectively. The Company’s investment in Mammoth Energy was increased by a $0.02 million and $0.1 million foreign currency gain resulting from Mammoth Energy’s foreign subsidiary for the three and six months ended June 30, 2017, respectively. The income from equity method investments presented in the table above reflects any intercompany profit eliminations.
Strike Force Midstream LLC
In February 2016, the Company, through its wholly owned subsidiary Gulfport Midstream Holdings, LLC (“Midstream Holdings”), entered into an agreement with Rice Midstream Holdings LLC (“Rice”), then a subsidiary of Rice Energy Inc., to develop natural gas gathering assets in eastern Belmont County and Monroe County, Ohio through Strike Force Midstream LLC ("Strike Force"). In 2017, Rice was acquired by EQT Corporation ("EQT"). Prior to the sale of the Company's interest in Strike Force (discussed below), the Company owned a 25% interest in Strike Force, and EQT acted as operator and owned the remaining 75% interest. Strike Force's gathering assets provide gathering services for wells operated by Gulfport and other operators and connectivity of existing dry gas gathering systems. Prior to the sale of its interest in Strike Force, the Company elected to report its proportionate share of Strike Force’s earnings on a one-quarter lag as permitted under FASB ASC 323. The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.
During the six months ended June 30, 2018, Gulfport received distributions of $0.8 million from Strike Force. During the six months ended June 30, 2017, Gulfport paid $23.0 million in cash calls to Strike Force and received distributions of $1.2 million from Strike Force.
On May 1, 2018, the Company sold its 25% interest in Strike Force to EQT Midstream Partners, LP for proceeds of $175.0 million in cash. As a result of the sale, the Company recognized a gain of $96.4 million net of transaction fees, which is included in gain on sale of equity method investments in the accompanying consolidated statement of operations.

4.	VARIABLE INTEREST ENTITIES
As of June 30, 2018, the Company held variable interests in the following variable interest entities (“VIEs”), but was not the primary beneficiary: Midstream and Timber Wolf. These entities have governing provisions that are the functional equivalent of a limited partnership and are considered VIEs because the limited partners or non-managing members lack substantive kick-out or participating rights which causes the equity owners, as a group, to lack a controlling financial interest. The Company is a limited partner or non-managing member in each of these VIEs and is not the primary beneficiary because it does not have a controlling financial interest. The general partner or managing member has power to direct the activities that most significantly impact the VIEs’ economic performance. The Company also held a variable interest in Strike Force prior to the sale of that interest due to the fact that it did not have sufficient equity capital at risk. The Company was not the primary beneficiary of this entity. Prior to Mammoth Energy’s initial public offering, or "IPO", Mammoth LLC was considered a VIE. As a result of the Company’s contribution of its interest in Mammoth LLC to Mammoth Energy in exchange for Mammoth Energy common stock and the completion of Mammoth Energy’s IPO, the Company determined that it no longer held an interest in a VIE. Prior to the contribution of Stingray Energy, Stingray Cementing and Sturgeon to Mammoth Energy, these entities were considered VIEs. As a result of the Company’s contribution of its membership interests in Stingray Energy, Stingray Cementing and Sturgeon to Mammoth Energy in exchange for Mammoth Energy common stock, the Company determined that it no longer held an interest in a VIE.
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

5.	LONG-TERM DEBT
Long-term debt consisted of the following items as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In thousands)
Revolving credit agreement (1)	$75,000	$—
6.625% senior unsecured notes due 2023 (2)	350,000	350,000
6.000% senior unsecured notes due 2024 (3)	650,000	650,000
6.375% senior unsecured notes due 2025 (4)	600,000	600,000
6.375% senior unsecured notes due 2026 (5)	450,000	450,000
Net unamortized debt issuance costs (6)	(32,900)	(34,781)
Construction loan (7)	23,438	23,724
Less: current maturities of long term debt	(639)	(622)
Debt reflected as long term	$2,114,899	$2,038,321
The Company capitalized approximately $1.5 million and $2.4 million in interest expense to undeveloped oil and natural gas properties during the three and six months ended June 30, 2018, respectively. The Company capitalized approximately $3.6 million and $6.7 million in interest expense to undeveloped oil and natural gas properties during the three and six months ended June 30, 2017, respectively.
(1) The Company has entered into a senior secured revolving credit facility, as amended, with The Bank of Nova Scotia, as the lead arranger and administrative agent and certain lenders from time to time party thereto. The credit agreement provides for a maximum facility amount of $1.5 billion and matures on December 31, 2021. On March 29, 2017, the Company further amended its revolving credit facility to, among other things, amend the definition of the term EBITDAX to permit pro forma treatment of acquisitions that involve the payment of consideration by Gulfport and its subsidiaries in excess of $50.0 million and of dispositions of property or series of related dispositions of properties that yields gross proceeds to Gulfport or any of its subsidiaries in excess of $50.0 million. On May 4, 2017, the revolving credit facility was further amended to increase the borrowing base from $700.0 million to $1.0 billion, adjust certain of the Company’s investment baskets and add five additional banks to the syndicate. On November 21, 2017, the Company further amended its revolving credit facility to, among other things, (a) decrease the applicable rate for all loans by 0.5% and (b) add a provision that allows Gulfport to elect a commitment amount (the “Elected Commitment Amount”) that is less than the borrowing base. In connection with this amendment, the borrowing base was set at $1.2 billion, with an elected commitment of $1.0 billion. On May 21, 2018, the Company further amended its revolving credit facility to, among other things, (a) decrease the applicable rate for all loans by 0.25%, (b) permit Gulfport and each of its subsidiaries to use the proceeds from dispositions of certain investments to acquire the common stock or other equity interests of Gulfport, subject to certain limitations and (c) increase the borrowing base to $1.4 billion, with an elected commitment of $1.0 billion.
As of June 30, 2018, $75.0 million was outstanding under the revolving credit facility and the total availability for future borrowings under this facility, after giving effect to an aggregate of $257.3 million of letters of credit, was $667.7 million. The Company’s wholly-owned subsidiaries have guaranteed the obligations of the Company under the revolving credit facility.
Advances under the revolving credit facility may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 0.25% to 1.25%, plus (2) the highest of: (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 1.25% to 2.25%, plus (2) the London interbank offered rate that appears on pages LIBOR01 or LIBOR02 of the Reuters screen that displays such rate for deposits in U.S. dollars, or, if such rate is not available, the rate as administered by ICE Benchmark Administration (or any other person that takes over administration of such rate) per annum equal to the offered rate on such other page or service that displays on average London interbank offered rate as determined by ICE Benchmark Administration (or any other person that takes over administration of such rate) for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. At June 30, 2018, amounts borrowed under the credit facility bore interest at the eurodollar rate with a weighted average of 3.34%.
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
The Company was in compliance with its financial covenants at June 30, 2018.
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
(3) On October 14, 2016, the Company issued $650.0 million in aggregate principal amount of 6.000% Senior Notes due 2014 (the "2024 Notes"). The 2024 Notes were issued under an indenture, dated as of October 14, 2016, among the Company, the subsidiary guarantors party thereto and the senior note indenture trustee (the “2024 Indenture”), to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act (the “2024 Notes Offering”). Under the 2024 Indenture, interest on the 2024 Notes accrues at a rate of 6.000% per annum on the outstanding principal amount thereof from October 14, 2016, payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2017. The 2024 Notes will mature on October 15, 2024. The Company received approximately $638.9 million in net proceeds from the offering of the 2024 Notes, which was used, together with cash on hand, to purchase the then outstanding 2020 Notes in a concurrent cash tender offer, to pay fees and expenses thereof, and to redeem any of the 2020 Notes that remained outstanding after the completion of the tender offer.
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
(6) Loan issuance costs related to the 2023 Notes, the 2024 Notes, the 2025 Notes and the 2026 Notes (collectively the “Notes”) have been presented as a reduction to the Notes. At June 30, 2018, total unamortized debt issuance costs were $4.8 million for the 2023 Notes, $9.4 million for the 2024 Notes, $13.2 million for the 2025 Notes and $5.4 million for the 2026 Notes. In addition, loan commitment fee costs for the construction loan agreement described immediately below were $0.1 million at June 30, 2018.
(7) On June 4, 2015, the Company entered into a construction loan agreement (the “Construction Loan”) with InterBank for the construction of a new corporate headquarters in Oklahoma City, which was substantially completed in December 2016. The Construction Loan allows for maximum principal borrowings of $24.5 million and required the Company to fund 30% of the cost of the construction before any funds could be drawn, which occurred in January 2016. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.50% per annum and was payable on the last day of the month through May 31, 2017. Starting June 30, 2017, the Company began making monthly payments of principal and interest, with the final payment due June 4, 2025. At June 30, 2018, the total borrowings under the Construction Loan were approximately $23.4 million.

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
Stock Repurchase Program
In January 2018, the board of directors of the Company approved a stock repurchase program to acquire up to $100 million of the Company's outstanding stock during 2018. In May 2018, the Company's board of directors authorized the expansion of its stock repurchase program, authorizing the Company to acquire up to an additional $100 million of its outstanding common stock during 2018 for a total of up to $200 million. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program is authorized to extend through December 31, 2018 and may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. The Company repurchased 0.4 million and 10.1 million shares for a cost of approximately $5.0 million and $105.0 million during the three and six months ended June 30, 2018, respectively. All repurchased shares have been retired.

7.	STOCK-BASED COMPENSATION
During the three and six months ended June 30, 2018, the Company’s stock-based compensation cost was $3.3 million and $6.0 million, respectively, of which the Company capitalized $1.3 million and $2.4 million, respectively, relating to its exploration and development efforts. During the three and six months ended June 30, 2017, the Company’s stock-based compensation cost was $2.6 million and $5.2 million, respectively, of which the Company capitalized $1.1 million and $2.1 million, respectively, relating to its exploration and development efforts.
The following table summarizes restricted stock activity for the six months ended June 30, 2018:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2018	976,027	$18.71
Granted	1,197,628	9.45
Vested	(301,017)	14.41
Forfeited	(20,651)	17.87
Unvested shares as of June 30, 2018	1,851,987	$13.43
Unrecognized compensation expense as of June 30, 2018 related to restricted shares was $19.3 million. The expense is expected to be recognized over a weighted average period of 1.65 years.

8.	EARNINGS PER SHARE
Reconciliations of the components of basic and diluted net income per common share are presented in the tables below:

	Three months ended June 30,
	2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net income	$111,319	173,623,630	$0.64	$105,936	182,840,213	$0.58
Effect of dilutive securities:
Stock options and awards	—	516,997		—	1,517
Diluted:					—
Net income	$111,319	174,140,627	$0.64	$105,936	182,841,730	$0.58

	Six months ended June 30,
	2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net income	$201,409	177,158,230	$1.14	$260,391	176,591,166	$1.47
Effect of dilutive securities:
Stock options and awards	—	579,052		—	251,073
Diluted:					—
Net income	$201,409	177,737,282	$1.13	$260,391	176,842,239	$1.47

9.	COMMITMENTS AND CONTINGENCIES
Plugging and Abandonment Funds
In connection with the Company’s acquisition in 1997 of the remaining 50% interest in its WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Beginning in 2009, the Company could access the trust for use in plugging and abandonment charges associated with the property, although it has not yet done so. As of June 30, 2018, the plugging and abandonment trust totaled approximately $3.1 million. At June 30, 2018, the Company had plugged 555 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its minimum plugging obligation.
Operating Leases
The Company leases office facilities under non-cancellable operating leases exceeding one year. Future minimum lease commitments under these leases at June 30, 2018 were as follows:

(In thousands)
Remaining 2018	$77
2019	144
2020	90
2021	38
Total	$349
Firm Transportation Commitments
The Company had approximately 2,640,000 MMBtu per day of firm sales contracted with third parties. The table below presents these commitments at June 30, 2018 as follows:

(MMBtu per day)
Remaining 2018	571,000
2019	659,000
2020	526,000
2021	372,000
2022	272,000
Thereafter	240,000
Total	2,640,000
The Company also had approximately $3.6 billion of firm transportation contracted with third parties. The table below presents these commitments at June 30, 2018 as follows:

(In thousands)
Remaining 2018	$124,024
2019	251,644
2020	247,581
2021	246,620
2022	246,620
Thereafter	2,511,853
Total	$3,628,342

Other Commitments
Effective October 1, 2014, the Company entered into a Sand Supply Agreement with Muskie Proppant LLC (“Muskie”), a subsidiary of Mammoth Energy, that expires on September 30, 2018. Pursuant to this agreement, as amended, the Company has agreed to purchase annual and monthly amounts of proppant sand subject to exceptions specified in the agreement at agreed pricing plus agreed costs and expenses. Failure by either Muskie or the Company to deliver or accept the minimum monthly amount results in damages calculated per ton based on the difference between the monthly obligation amount and the amount actually delivered or accepted, as applicable. The Company did not incur any non-utilization fees during three months ended June 30, 2018 and incurred $0.9 million of such fees during the six months ended June 30, 2018. The Company did not incur any non-utilization fees during the six months ended June 30, 2017.
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
Future minimum commitments under these agreements at June 30, 2018 are $13.1 million.
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
The Company was served with the Cameron complaint in early May 2016 and with the Vermilion complaint in early September 2016.  The Louisiana Attorney General and the Louisiana Department of Natural Resources intervened in both the Cameron Parish suit and the Vermilion Parish suit.  Shortly after the Complaints were filed, certain defendants removed the cases to the United States District Court for the Western District of Louisiana.  In both cases, the plaintiffs filed motions to remand the lawsuits to state court, which were ultimately granted by the district courts.  However, on May 23, 2018, a group of defendants again removed the Cameron Parish and Vermilion Parish lawsuits to federal court.  The defendants also filed motions with the United States Judicial Panel on Multidistrict Litigation (the “MDL Panel”) requesting that the Cameron Parish and Vermilion Parish lawsuits be consolidated with 40 similar lawsuits so that pre-trial proceedings in the cases could be coordinated.  Thereafter, the defendants sought a stay of further proceedings until the MDL Panel rules on the motions for coordinated proceedings.  The district court granted defendants’ motion to stay.  Plaintiffs again filed motions to remand the lawsuits to state court, but due to the stay orders issued by the district courts, no further action will be taken on the motion to remand until the MDL Panel issues its ruling on the motion for coordinated proceedings. Due to the procedural posture of lawsuits, the cases are still in their early stages and the parties have conducted very little discovery. As a result, the Company has not had the opportunity to evaluate the applicability of the allegations made in plaintiffs' complaints to the Company's operations and management cannot determine the amount of loss, if any, that may result.
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
Fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas, Argus Louisiana Light Sweet Crude for oil, the NYMEX West Texas Intermediate for oil, and Mont Belvieu for propane and pentane. Below is a summary of the Company’s open fixed price swap positions as of June 30, 2018.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2018	NYMEX Henry Hub	1,010,000	$3.01
2019	NYMEX Henry Hub	1,154,000	$2.81
2020	NYMEX Henry Hub	204,000	$2.77

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2018	ARGUS LLS	2,000	$56.22
2019	ARGUS LLS	1,000	$59.55
Remaining 2018	NYMEX WTI	4,500	$53.72
2019	NYMEX WTI	4,000	$58.28

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2018	Mont Belvieu C3	4,000	$28.97
2019	Mont Belvieu C3	3,000	$27.71
Remaining 2018	Mont Belvieu C5	500	$46.62
2019	Mont Belvieu C5	500	$54.08
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

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
July 2018 - March 2019	NYMEX Henry Hub	50,000	$3.13
April 2019 - December 2019	NYMEX Henry Hub	30,000	$3.10
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
In addition, the Company entered into natural gas basis swap positions, which settle on the pricing index to basis differential of Transco Zone 4 to NYMEX Henry Hub natural gas price. As of June 30, 2018, the Company had the following natural gas basis swap positions for Transco Zone 4.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2018	Transco Zone 4	20,000	$(0.05)
2019	Transco Zone 4	60,000	$(0.05)
2020	Transco Zone 4	60,000	$(0.05)
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In thousands)
Short-term derivative instruments - asset	$20,745	$78,847
Long-term derivative instruments - asset	$7,657	$8,685
Short-term derivative instruments - liability	$61,161	$32,534
Long-term derivative instruments - liability	$17,479	$2,989
Gains and Losses
The following table presents the gain and loss recognized in net (loss) gain on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the three and six months ended June 30, 2018 and 2017.

	Net (loss) gain on derivative instruments
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Natural gas derivatives	$(31,194)	$56,668	$(40,890)	$142,945
Oil derivatives	(24,419)	8,143	(33,566)	19,048
Natural gas liquids derivatives	(14,932)	60	(12,618)	2,455
Total	$(70,545)	$64,871	$(87,074)	$164,448
Offsetting of derivative assets and liabilities
As noted above, the Company records the fair value of derivative instruments on a gross basis. The following table presents the gross amounts of recognized derivative assets and liabilities in the consolidated balance sheets and the amounts that are subject to offsetting under master netting arrangements with counterparties, all at fair value.

	As of June 30, 2018
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
	(In thousands)
Derivative assets	$28,402	$(23,488)	$4,914
Derivative liabilities	$(78,640)	$23,488	$(55,152)

	As of December 31, 2017
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
	(In thousands)
Derivative assets	$87,532	$(22,199)	$65,333
Derivative liabilities	$(35,523)	$22,199	$(13,324)
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
The following tables summarize the Company’s financial and non-financial assets and liabilities by FASB ASC 820 valuation level as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$28,402	$—
Liabilities:
Derivative Instruments	$—	$78,640	$—

	December 31, 2017
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$87,532	$—
Liabilities:
Derivative Instruments	$—	$35,523	$—

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
The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, Asset Retirement and Environmental Obligations (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 2 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the six months ended June 30, 2018 were approximately $0.9 million.
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
At June 30, 2018, the carrying value of the outstanding debt represented by the Notes was approximately $2.0 billion, including the unamortized debt issuance cost of approximately $4.8 million related to the 2023 Notes, approximately $9.4 million related to the 2024 Notes, approximately $13.2 million related to the 2025 Notes and approximately $5.4 million related to the 2026 Notes. Based on the quoted market price, the fair value of the Notes was determined to be approximately $2.0 billion at June 30, 2018.

13.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASC 606") using the modified retrospective transition applied to contracts that were not completed as of that date. The adoption did not result in a material change in the Company’s accounting or have a material effect on the Company’s financial position, including measurement of revenue, the timing of revenue recognition and the recognition of contract assets, liabilities and related costs. For periods through December 31, 2017, the Company accounted for its revenue using ASC 605, Revenue Recognition.
The Company’s revenues are primarily derived from the sale of natural gas, oil and condensate and natural gas liquids (“NGLs”). Sales of natural gas, oil and condensate and NGLs are recognized in the period that the performance obligations are satisfied. The Company generally considers the delivery of each unit (MMBtu or Bbl) to be separately identifiable and represents a distinct performance obligation that is satisfied at a point-in-time once control of the product has been transferred to the customer. The Company considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to (i) whether the purchaser can direct the use of the product, (ii) the transfer of significant risks, (iii) the Company’s right to payment and (iv) transfer of legal title.
Revenue is measured based on consideration specified in the contract with the customer, and excludes any amounts collected on behalf of third parties. These contracts typically include variable consideration that is based on pricing tied to market indices and volumes delivered in the current month. As such, this market pricing may be constrained (i.e., not estimable) at the inception of the contract but will be recognized based on the applicable market pricing, which will be known upon transfer of the goods to the customer. The payment date is usually within 30 days of the end of the calendar month in which the commodity is delivered.
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
The Company has elected to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer, such as sales tax, use tax, value-added tax and similar taxes.
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $140.2 million and $146.8 million as of June 30, 2018 and December 31, 2017, respectively, and are reported in accounts receivable - oil and natural gas sales on the consolidated balance sheet. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
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
Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain gas and NGLs sales may be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The differences between the estimates and the actual amounts for product sales is recorded in the month that payment is received from the purchaser. The Company has internal controls in place for the estimation process and any identified differences between revenue estimates and actual revenue received historically have not been significant. For the six months ended June 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
14.    INCOME TAXES
The Company records its quarterly tax provision based on an estimate of the annual effective tax rate expected to apply to continuing operations for the various jurisdictions in which it operates. The tax effects of certain items, such as tax rate changes, significant unusual or infrequent items, and certain changes in the assessment of the realizability of deferred taxes, are recognized as discrete items in the period in which they occur and are excluded from the estimated annual effective tax rate.

For the three and six months ended June 30, 2018, the Company's estimated annual effective tax rate remained nominal as a result of the full valuation allowance on deferred tax assets. Based on the Company's estimated results for the year ending December 31, 2018, the Company anticipates remaining in a net deferred tax asset position. Based on the available positive and negative evidence, the Company expects to maintain a full valuation allowance as it cannot objectively assert that the deferred tax assets are more likely than not to be realized. A significant piece of negative evidence is the cumulative loss incurred over the three year period ending June 30, 2018. However, given the Company's current earnings and anticipated future earnings, it believes that there is a reasonable possibility that within the next 12 months sufficient positive evidence regarding recent cumulative income may become available, which may allow it to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain net deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of any potential valuation allowance release is subject to change based on the levels of profitability that the Company is able to actually achieve.

On December 22, 2017, the President of the United States signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act ("Tax Act") that significantly reformed the Internal Revenue Code of 1986, as amended.  The Tax Act substantially revised numerous areas of U.S. federal income tax law, including reducing the maximum corporate income tax rate from 35% to 21%, allowing for full expensing of certain capital expenditures, modifying the limitations on the utilization of net operating losses, and repealing the corporate alternative minimum tax.  The various estimates included in determining the Company's tax provision as of December 31, 2017 remain provisional through the six months ended June 30, 2018 and may be adjusted through subsequent events such as the filing of its 2017 consolidated federal income tax return and the issuance of additional guidance from the Internal Revenue Service or from state tax authorities.  There were no material changes to the provisional estimates during the quarter ended June 30, 2018.

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
The following condensed consolidating balance sheets, statements of operations, statements of comprehensive income and statements of cash flows are provided for the Parent, the Guarantors and the Non-Guarantor and include the consolidating adjustments and eliminations necessary to arrive at the information for the Company on a condensed consolidated basis. The information has been presented using the equity method of accounting for the Parent’s ownership of the Guarantors and the Non-Guarantor.

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	June 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$80,605	$38,624	$1	$—	$119,230
Accounts receivable - oil and natural gas sales	102,746	37,463	—	—	140,209
Accounts receivable - joint interest and other	24,244	29,375	—	—	53,619
Accounts receivable - related parties	110	—	—	—	110
Accounts receivable - intercompany	628,119	258,216	—	(886,335)	—
Prepaid expenses and other current assets	8,308	2,390	—	—	10,698
Short-term derivative instruments	20,745	—	—	—	20,745
Total current assets	864,877	366,068	1	(886,335)	344,611

Property and equipment:
Oil and natural gas properties, full-cost accounting	6,921,387	2,828,498	—	(729)	9,749,156
Other property and equipment	91,156	51	—	—	91,207
Accumulated depletion, depreciation, amortization and impairment	(4,386,332)	(38)	—	—	(4,386,370)
Property and equipment, net	2,626,211	2,828,511	—	(729)	5,453,993
Other assets:
Equity investments and investments in subsidiaries	2,618,091	—	49,957	(2,449,199)	218,849
Long-term derivative instruments	7,657	—	—	—	7,657
Inventories	6,741	2,678	—	—	9,419
Other assets	13,378	6,526	—	—	19,904
Total other assets	2,645,867	9,204	49,957	(2,449,199)	255,829
Total assets	$6,136,955	$3,203,783	$49,958	$(3,336,263)	$6,054,433

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$421,911	$162,505	$—	$—	$584,416
Accounts payable - intercompany	258,218	627,989	128	(886,335)	—
Asset retirement obligation - current	120	—	—	—	120
Short-term derivative instruments	61,161	—	—	—	61,161
Current maturities of long-term debt	639	—	—	—	639
Total current liabilities	742,049	790,494	128	(886,335)	646,336
Long-term derivative instruments	17,479	—	—	—	17,479
Asset retirement obligation - long-term	64,364	12,451	—	—	76,815
Deferred tax liability	2,965	—	—	—	2,965
Other non-current liabilities	—	740	—	—	740
Long-term debt, net of current maturities	2,114,899	—	—	—	2,114,899
Total liabilities	2,941,756	803,685	128	(886,335)	2,859,234

Stockholders’ equity:
Common stock	1,733	—	—	—	1,733
Paid-in capital	4,317,391	1,915,598	260,877	(2,176,475)	4,317,391
Accumulated other comprehensive (loss) income	(49,406)	—	(47,287)	47,287	(49,406)
Retained (deficit) earnings	(1,074,519)	484,500	(163,760)	(320,740)	(1,074,519)
Total stockholders’ equity	3,195,199	2,400,098	49,830	(2,449,928)	3,195,199
Total liabilities and stockholders’ equity	$6,136,955	$3,203,783	$49,958	$(3,336,263)	$6,054,433

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$67,908	$31,649	$—	$—	$99,557
Accounts receivable - oil and natural gas sales	112,686	34,087	—	—	146,773
Accounts receivable - joint interest and other	15,435	20,005	—	—	35,440
Accounts receivable - intercompany	554,439	63,374	—	(617,813)	—
Prepaid expenses and other current assets	4,719	193	—	—	4,912
Short-term derivative instruments	78,847	—	—	—	78,847
Total current assets	834,034	149,308	—	(617,813)	365,529

Property and equipment:
Oil and natural gas properties, full-cost accounting,	6,562,147	2,607,738	—	(729)	9,169,156
Other property and equipment	86,711	43	—	—	86,754
Accumulated depletion, depreciation, amortization and impairment	(4,153,696)	(37)	—	—	(4,153,733)
Property and equipment, net	2,495,162	2,607,744	—	(729)	5,102,177
Other assets:
Equity investments and investments in subsidiaries	2,361,575	77,744	57,641	(2,194,848)	302,112
Long-term derivative instruments	8,685	—	—	—	8,685
Deferred tax asset	1,208	—	—	—	1,208
Inventories	5,816	2,411	—	—	8,227
Other assets	12,483	7,331	—	—	19,814
Total other assets	2,389,767	87,486	57,641	(2,194,848)	340,046
Total assets	$5,718,963	$2,844,538	$57,641	$(2,813,390)	$5,807,752

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$416,249	$137,361	$—	$(1)	$553,609
Accounts payable - intercompany	63,373	554,313	127	(617,813)	—
Asset retirement obligation - current	120	—	—	—	120
Short-term derivative instruments	32,534	—	—	—	32,534
Current maturities of long-term debt	622	—	—	—	622
Total current liabilities	512,898	691,674	127	(617,814)	586,885
Long-term derivative instruments	2,989	—	—	—	2,989
Asset retirement obligation - long-term	63,141	11,839	—	—	74,980
Other non-current liabilities	—	2,963	—	—	2,963
Long-term debt, net of current maturities	2,038,321	—	—	—	2,038,321
Total liabilities	2,617,349	706,476	127	(617,814)	2,706,138

Stockholders’ equity:
Common stock	1,831	—	—	—	1,831
Paid-in capital	4,416,250	1,915,598	259,307	(2,174,905)	4,416,250
Accumulated other comprehensive (loss) income	(40,539)	—	(38,593)	38,593	(40,539)
Retained (deficit) earnings	(1,275,928)	222,464	(163,200)	(59,264)	(1,275,928)
Total stockholders’ equity	3,101,614	2,138,062	57,514	(2,195,576)	3,101,614
Total liabilities and stockholders’ equity	$5,718,963	$2,844,538	$57,641	$(2,813,390)	$5,807,752

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended June 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$146,774	$105,966	$—	$—	$252,740

Costs and expenses:
Lease operating expenses	16,593	6,319	—	—	22,912
Production taxes	4,793	2,866	—	—	7,659
Midstream gathering and processing	52,542	18,898	—	—	71,440
Depreciation, depletion and amortization	121,915	—	—	—	121,915
General and administrative	14,975	(968)	1	—	14,008
Accretion expense	795	220	—	—	1,015
	211,613	27,335	1	—	238,949

(LOSS) INCOME FROM OPERATIONS	(64,839)	78,631	(1)	—	13,791

OTHER (INCOME) EXPENSE:
Interest expense	34,663	(959)	—	—	33,704
Interest income	(27)	(6)	—	—	(33)
Insurance proceeds	(231)	—	—	—	(231)
Gain on sale of equity method investments	(25,616)	(96,419)	—	—	(122,035)
(Income) loss from equity method investments and investments in subsidiaries	(183,901)	(336)	228	175,121	(8,888)
Other income	(1,046)	1	—	1,000	(45)
	(176,158)	(97,719)	228	176,121	(97,528)

INCOME (LOSS) BEFORE INCOME TAXES	111,319	176,350	(229)	(176,121)	111,319
INCOME TAX BENEFIT	—	—	—	—	—

NET INCOME (LOSS)	$111,319	$176,350	$(229)	$(176,121)	$111,319

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended June 30, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$249,353	$74,600	$—	$—	$323,953

Costs and expenses:
Lease operating expenses	16,423	4,298	—	—	20,721
Production taxes	3,645	1,494	—	—	5,139
Midstream gathering and processing	42,291	16,654	—	—	58,945
Depreciation, depletion and amortization	82,245	1	—	—	82,246
General and administrative	13,052	(796)	1	—	12,257
Accretion expense	291	119	—	—	410
Acquisition expense	5	1,055	—	—	1,060
	157,952	22,825	1	—	180,778

INCOME (LOSS) FROM OPERATIONS	91,401	51,775	(1)	—	143,175

OTHER (INCOME) EXPENSE:
Interest expense	26,133	(1,945)	—	—	24,188
Interest income	(42)	(6)	—	—	(48)
Gain on sale of equity method investments	(12,523)	—	—	—	(12,523)
(Income) loss from equity method investments and investments in subsidiaries	(27,952)	(83)	208	53,651	25,824
Other income	(151)	(51)	—	—	(202)
	(14,535)	(2,085)	208	53,651	37,239

INCOME (LOSS) BEFORE INCOME TAXES	105,936	53,860	(209)	(53,651)	105,936
INCOME TAX EXPENSE	—	—	—	—	—

NET INCOME (LOSS)	$105,936	$53,860	$(209)	$(53,651)	$105,936

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Six months ended June 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$360,335	$217,797	$—	$—	$578,132

Costs and expenses:
Lease operating expenses	30,424	11,394	—	—	41,818
Production taxes	8,804	5,709	—	—	14,513
Midstream gathering and processing	98,208	37,425	—	—	135,633
Depreciation, depletion, and amortization	232,932	1	—	—	232,933
General and administrative	28,786	(1,681)	2	—	27,107
Accretion expense	1,585	434	—	—	2,019
	400,739	53,282	2	—	454,023

INCOME (LOSS) FROM OPERATIONS	(40,404)	164,515	(2)	—	124,109

OTHER (INCOME) EXPENSE:
Interest expense	69,056	(1,387)	—	—	67,669
Interest income	(58)	(12)	—	—	(70)
Insurance proceeds	(231)	—	—	—	(231)
Gain on sale of equity method investments	(25,616)	(96,419)	—	—	(122,035)
(Income) loss from equity method investments and investments in subsidiaries	(283,765)	(693)	558	261,476	(22,424)
Other (income) expense	(1,130)	(10)	—	1,000	(140)
	(241,744)	(98,521)	558	262,476	(77,231)

INCOME (LOSS) BEFORE INCOME TAXES	201,340	263,036	(560)	(262,476)	201,340
INCOME TAX BENEFIT	(69)	—	—	—	(69)

NET INCOME (LOSS)	$201,409	$263,036	$(560)	$(262,476)	$201,409

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Six months ended June 30, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$521,794	$135,163	$—	$—	$656,957

Costs and expenses:
Lease operating expenses	33,872	6,152	—	—	40,024
Production taxes	6,747	2,298	—	—	9,045
Midstream gathering and processing	80,015	26,871	—	—	106,886
Depreciation, depletion, and amortization	148,235	2	—	—	148,237
General and administrative	25,926	(1,071)	2	—	24,857
Accretion expense	573	119	—	—	692
Acquisition expense	5	2,353	—	—	2,358
	295,373	36,724	2	—	332,099

INCOME (LOSS) FROM OPERATIONS	226,421	98,439	(2)	—	324,858

OTHER (INCOME) EXPENSE:
Interest expense	51,181	(3,514)	—	—	47,667
Interest income	(884)	(6)	—	—	(890)
Gain on sale of equity method investments	(12,523)	—	—	—	(12,523)
(Income) loss from equity method investments and investments in subsidiaries	(70,566)	2,458	573	98,266	30,731
Other (income) expense	(1,178)	(240)	—	900	(518)
	(33,970)	(1,302)	573	99,166	64,467

INCOME (LOSS) BEFORE INCOME TAXES	260,391	99,741	(575)	(99,166)	260,391
INCOME TAX EXPENSE	—	—	—	—	—

NET INCOME (LOSS)	$260,391	$99,741	$(575)	$(99,166)	$260,391

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Three months ended June 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$111,319	$176,350	$(229)	$(176,121)	$111,319
Foreign currency translation adjustment	(3,364)	14	(3,378)	3,364	(3,364)
Other comprehensive (loss) income	(3,364)	14	(3,378)	3,364	(3,364)
Comprehensive income (loss)	$107,955	$176,364	$(3,607)	$(172,757)	$107,955

	Three months ended June 30, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$105,936	$53,860	$(209)	$(53,651)	$105,936
Foreign currency translation adjustment	4,514	19	4,495	(4,514)	4,514
Other comprehensive income (loss)	4,514	19	4,495	(4,514)	4,514
Comprehensive income (loss)	$110,450	$53,879	$4,286	$(58,165)	$110,450

	Six months ended June 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$201,409	$263,036	$(560)	$(262,476)	$201,409
Foreign currency translation adjustment	(8,867)	(173)	(8,694)	8,867	(8,867)
Other comprehensive (loss) income	(8,867)	(173)	(8,694)	8,867	(8,867)
Comprehensive income (loss)	$192,542	$262,863	$(9,254)	$(253,609)	$192,542

	Six months ended June 30, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$260,391	$99,741	$(575)	$(99,166)	$260,391
Foreign currency translation adjustment	5,887	74	5,813	(5,887)	5,887
Other comprehensive income (loss)	5,887	74	5,813	(5,887)	5,887
Comprehensive income (loss)	$266,278	$99,815	$5,238	$(105,053)	$266,278

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six months ended June 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by operating activities	$370,965	$40,078	$—	$1	$411,044

Net cash (used in) provided by investing activities	(327,362)	(33,103)	(1,569)	1,569	(360,465)

Net cash (used in) provided by financing activities	(30,906)	—	1,570	(1,570)	(30,906)

Net increase in cash, cash equivalents and restricted cash	12,697	6,975	1	—	19,673

Cash, cash equivalents and restricted cash at beginning of period	67,908	31,649	—	—	99,557

Cash, cash equivalents and restricted cash at end of period	$80,605	$38,624	$1	$—	$119,230

	Six months ended June 30, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$268,068	$18,585	$1	$(1)	$286,653

Net cash (used in) provided by investing activities	(1,854,539)	(1,362,222)	(1,151)	1,388,288	(1,829,624)

Net cash provided by (used in) financing activities	199,651	1,387,137	1,150	(1,388,287)	199,651

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,386,820)	43,500	—	—	(1,343,320)

Cash, cash equivalents and restricted cash at beginning of period	1,458,882	1,993	—	—	1,460,875

Cash, cash equivalents and restricted cash at end of period	$72,062	$45,493	$—	$—	$117,555

16.	RECENT ACCOUNTING PRONOUNCEMENTS
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard updates the previous lease guidance by requiring the lessee to recognize a right-to-use asset and lease liability on the balance sheet for all leases with lease terms of more than 12 months. The accounting for lessors is largely unchanged. The guidance is effective for periods after December 15, 2018, with a modified retrospective approach to be used for implementation. The Company will not early adopt this standard, and will apply the revised lease rules for its interim and annual reporting periods starting January 1, 2019. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures by performing an impact assessment to analyze the population of arrangements that meet the definition of a lease under the new standard. This analysis could result in an impact to the Company's financial statements; however, that impact is currently not known. The Company is also in the process of selecting a lease accounting software solution to support lease portfolio management and accounting and disclosures for the new standard.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash This ASU requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows and to provide a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. The Company adopted this standard in the first quarter of 2018 using the retrospective transition method. The adoption of this standard had no impact on the statement of cash flows for the six months ended June 30, 2018 and resulted in the addition of

$185.0 million of restricted cash to the beginning cash balance and an increase to net cash used in investing activities by the same amount on the statement of cash flows for the six months ended June 30, 2017.
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
Stock Repurchase Program
In July 2018, the Company repurchased 400,597 shares for a total cost of approximately $5.0 million. As of August 1, 2018, the Company has repurchased an aggregate of 10.5 million shares for a total cost of $110.0 million, and had $90.0 million available under the share repurchase program.
Sale of Mammoth Energy Common Stock
In connection with the Company's public offering of a portion of its shares of Mammoth Energy common stock in June 2018, the Company granted the underwriters an option to purchase additional shares of its Mammoth Energy common stock. On July 26, 2018, the underwriters exercised this option, in part, and on July 30, 2018, the Company sold an additional 118,974 shares for approximately $4.5 million.

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
Overview
We are an independent oil and natural gas exploration and production company focused on the exploration, exploitation, acquisition and production of natural gas, crude oil and natural gas liquids in the United States. Our corporate strategy is to internally identify prospects, acquire lands encompassing those prospects and evaluate those prospects using subsurface geology and geophysical data and exploratory drilling. Using this strategy, we have developed an oil and natural gas portfolio of proved reserves, as well as development and exploratory drilling opportunities on high potential conventional and unconventional oil and natural gas prospects. Our principal properties are located in the Utica Shale primarily in Eastern Ohio and the SCOOP Woodford and SCOOP Springer plays in Oklahoma. In addition, among other interests, we hold an acreage position along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields, an acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, or Grizzly, and an approximate 22.0% equity interest in Mammoth Energy Services, Inc., or Mammoth Energy, an oil field services company listed on the Nasdaq Global Select Market (TUSK). We seek to achieve reserve growth and increase our cash flow through our annual drilling programs.
2018 Operational and Other Highlights

•
Production increased 39% to 237,038 net million cubic feet of natural gas equivalent, or MMcfe, for the six months ended June 30, 2018 from 170,951 MMcfe for the six months ended June 30, 2017. Our net daily production for the six months ended June 30, 2018 averaged 1,309.6 MMcfe per day and was comprised of approximately 89% natural gas, 7% natural gas liquids, or NGLs, and 4% oil.

•
During the six months ended June 30, 2018, we spud 20 gross (16.8 net) wells in the Utica Shale, participated in an additional 18 gross (4.3 net) wells that were drilled by other operators on our Utica Shale acreage and recompleted 47 gross and net wells on our Louisiana acreage. In addition, during the six months ended June 30, 2018, we spud nine gross (7.5 net) wells in the SCOOP and participated in an additional 25 gross (2.5 net) wells that were drilled by other operators on our SCOOP acreage. Of the 29 new wells we spud, at June 30, 2018, 24 were in various stages of completion and five were being drilled. In addition, 17 gross and net operated wells and 12 gross (4.6 net) non-

operated wells were turned-to-sales in our Utica Shale operating area and eight gross (6.8 net) operated wells and 25 gross (0.8 net) non-operated wells were turned-to-sales in our SCOOP operating area during the six months ended June 30, 2018.

•	During the six months ended June 30, 2018, we reduced our unit lease operating expense by 22% to $0.18 per Mcfe from $0.23 per Mcfe during the six months ended June 30, 2017.

•	During the six months ended June 30, 2018, we decreased our unit general and administrative expense by 27% to $0.11 per Mcfe from $0.15 per Mcfe during the six months ended June 30, 2017.

•
During the six months ended June 30, 2018, we decreased our unit midstream gathering and processing expense by 10% per Mcfe to $0.57 per Mcfe from $0.63 per Mcfe during the six months ended June 30, 2017.

•
In January 2018, our board of directors approved a stock repurchase program to acquire up to $100.0 million of our outstanding common stock, and in May 2018 expanded this program to acquire up to an additional $100.0 million of our common stock, during 2018 for a total of up to $200.0 million, which we believe underscores the confidence we have in our business model, financial performance and asset base. During the six months ended June 30, 2018, we purchased 10.1 million shares of our outstanding common stock for a total of approximately $105.0 million.

•	On May 1, 2018, we sold our 25% equity interest in Strike Force Midstream LLC, or Strike Force, to EQT Midstream Partners, LP for $175.0 million in cash.

•
On June 29, 2018, we sold 1,235,600 shares, and on July 30, 2018, we sold an additional 118,974 shares, of our Mammoth Energy common stock in an underwritten public offering and related partial exercise of the underwriters' option to purchase additional shares for net proceeds to us of approximately $47.0 million and $4.5 million, respectively. Following the sale of these shares, we owned 9,829,548 shares, or approximately 22.0%, of Mammoth Energy’s outstanding common stock.

2018 Production and Drilling Activity
During the three months ended June 30, 2018, our total net production was 108,236,412 thousand cubic feet, or Mcf, of natural gas, 744,311 barrels of oil and 58,511,924 gallons of NGLs for a total of 121,061 MMcfe, as compared to 82,902,956 Mcf of natural gas, 650,021 barrels of oil and 53,807,975 gallons of NGLs, or 94,490 MMcfe, for the three months ended June 30, 2017. Our total net production averaged approximately 1,330.3 MMcfe per day during the three months ended June 30, 2018, as compared to 1,038.4 MMcfe per day during the same period in 2017. The 28% increase in production is largely the result of the continuing development of our Utica Shale acreage and the development of our SCOOP acreage.
Utica Shale. From January 1, 2018 through June 30, 2018, we spud 20 gross (16.8 net) wells in the Utica Shale, of which 18 were in various stages of completion and two were being drilled at June 30, 2018. We also participated in an additional 18 gross (4.3 net) wells that were drilled by other operators on our Utica Shale acreage. From July 1, 2018 through July 27, 2018, we did not spud any new wells in the Utica Shale.
As of July 27, 2018, we had two operated horizontal rigs under contract on our Utica Shale acreage. We currently intend to spud a total of 36 to 40 gross (26 to 29 net) horizontal wells, and commence sales from a total of 33 to 37 gross (33 to 37 net) wells, on our Utica Shale acreage in 2018.
Aggregate net production from our Utica Shale acreage during the three months ended June 30, 2018 was approximately 96,994 MMcfe, or an average of 1,065.9 MMcfe per day, of which 96% was from natural gas and 4% was from oil and NGLs.
SCOOP. From January 1, 2018 through June 30, 2018, we spud nine gross (7.5 net) wells in the SCOOP, of which three were being drilled and six were in various stages of completion at June 30, 2018. We also participated in an additional 25 gross (2.5 net) wells that were drilled by other operators on our SCOOP acreage. From July 1, 2018 through July 27, 2018, we spud two gross and net wells.
As of July 27, 2018, we had two horizontal rigs under contract on our SCOOP acreage. We currently intend to spud a total of 15 to 16 gross (10 to 11 net) horizontal wells, and commence sales from a total of 20 to 22 gross (16 to 18 net) wells, on our SCOOP acreage in 2018.
Aggregate net production from our SCOOP acreage during the three months ended June 30, 2018 was approximately 22,500 MMcfe, or an average of 247.3 MMcfe per day, of which 69% was from natural gas and 31% was from oil and NGLs.
WCBB. From January 1, 2018 through July 27, 2018, we did not spud any new wells and recompleted 32 wells. Aggregate net production from the WCBB field during the three months ended June 30, 2018 was approximately 1,142 MMcfe, or an average of 12.5 MMcfe per day, 100% of which was from oil.
East Hackberry Field. From January 1, 2018 through July 27, 2018, we did not spud any new wells and recompleted 15 wells. Aggregate net production from the East Hackberry field during the three months ended June 30, 2018 was approximately 186 MMcfe, or an average of 2.0 MMcfe per day, of which 99% was from oil and 1% was from natural gas.
West Hackberry Field. From January 1, 2018 through July 27, 2018, we did not spud any wells in our West Hackberry field. Aggregate net production from the West Hackberry field during the three months ended June 30, 2018 was approximately 12.0 MMcfe, or an average of 131.7 Mcfe per day, all of which was from oil.
We currently intend to perform only recompletion activities on our acreage in Southern Louisiana in 2018.
Niobrara Formation. From January 1, 2018 through July 27, 2018, there were no wells spud on our Niobrara Formation acreage. Aggregate net production was approximately 22.8 MMcfe, or an average of 250.7 Mcfe per day during the three months ended June 30, 2018, all of which was from oil.
Bakken. As of June 30, 2018, we had an interest in 18 wells and overriding royalty interests in certain existing and future wells. Aggregate net production from this acreage during the three months ended June 30, 2018 was approximately 202.4 MMcfe, or an average of 2.2 MMcfe per day, of which 86% was from oil, 12% was from natural gas and 2% was from NGLs.

2018 Update Regarding Our Equity Investments
Mammoth Energy Services, Inc.
On June 29, 2018, we sold 1,235,600 shares, and on July 30, 2018, we sold an additional 118,974 shares, of our Mammoth Energy common stock in an underwritten public offering and related partial exercise of the underwriters' option to purchase additional shares for net proceeds to us of approximately $47.0 million and $4.5 million, respectively. Following the sale of these shares, we owned 9,829,548 shares, or approximately 22.0%, of Mammoth Energy’s outstanding common stock.
Strike Force Midstream LLC
On May 1, 2018, we sold our 25% interest in Strike Force to EQT Midstream Partners, LP for proceeds of $175.0 million in cash.
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
Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled approximately $3.0 billion at June 30, 2018 and $2.9 billion at December 31, 2017. These costs are reviewed quarterly by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.
Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling (as defined in the preceding paragraph). If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. For instance, as a result of the decline in commodity prices in 2015 and 2016 and subsequent reduction in our proved reserves, we recognized a ceiling test impairment of $715.5 million for the year ended December 31, 2016. At June 30, 2018, the calculated ceiling was greater than the net book value of our oil and natural gas properties, thus no ceiling test impairment was required for the six months ended June 30, 2018. If prices of oil, natural gas and natural gas liquids decline in the future, we may be required to further write down the value of our oil and natural gas properties, which could negatively affect our results of operations.
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
Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Quarterly, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management’s opinion, it is more likely than not that some portion will not be realized. At June 30, 2018, a valuation allowance of $256.7 million had been provided against the net deferred tax asset.

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
See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for a summary of our derivative instruments in place as of June 30, 2018.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2018 and 2017
We reported net income of $111.3 million for the three months ended June 30, 2018 as compared to net income of $105.9 million for the three months ended June 30, 2017. This $5.4 million period-to-period increase was due primarily to a $34.7 million increase in income from equity method investments and a $109.5 million increase in gain on sale of equity investments, partially offset by a $71.2 million decrease in natural gas, oil and NGL revenues, a $12.5 million increase in midstream gathering and processing expenses, a $9.5 million increase in interest expense and a $39.7 million increase in depreciation, depletion and amortization for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The gain on sale of equity investments in 2018 is a result of our sale of our interest in Strike Force and sale of Mammoth Energy common stock during the three months ended June 30, 2018.
Oil and Gas Revenues. For the three months ended June 30, 2018, we reported natural gas, oil and NGL revenues of $252.7 million as compared to oil and natural gas revenues of $324.0 million during the same period in 2017. This $71.2 million, or 22%, decrease in revenues was primarily attributable to the following:

•
A $135.4 million decrease in natural gas, oil and NGL sales due to an unfavorable change in gains and losses from derivative instruments. Of the total change, $136.7 million was due to unfavorable changes in the fair value of our open derivative positions in each period, partially offset by a $1.3 million favorable change in settlements related to our derivative positions. The loss from changes in fair value of our open derivative positions is primarily a result of the increase in the forward curve prices for oil and NGLs from the previous reporting period.

•	A $27.3 million increase in natural gas sales without the impact of derivatives due to a 31% increase in natural gas sales volumes, partially offset by a 13% decrease in natural gas market prices.

•	A $19.9 million increase in oil and condensate sales without the impact of derivatives due to a 46% increase in oil and condensate market prices and a 15% increase in oil and condensate sales volumes.

•
A $17.0 million increase in natural gas liquids sales without the impact of derivatives due to a 57% increase in natural gas liquids market prices and a 9% increase in natural gas liquids sales volumes.

The following table summarizes our oil and natural gas production and related pricing for the three months ended June 30, 2018, as compared to such data for the three months ended June 30, 2017:

	Three months ended June 30,
	2018	2017
	($ In thousands)
Natural gas sales
Natural gas production volumes (MMcf)	108,236	82,903

Total natural gas sales	$232,695	$205,367

Natural gas sales without the impact of derivatives ($/Mcf)	$2.15	$2.48
Impact from settled derivatives ($/Mcf)	$0.17	$0.03
Average natural gas sales price, including settled derivatives ($/Mcf)	$2.32	$2.51

Oil and condensate sales
Oil and condensate production volumes (MBbls)	744	650

Total oil and condensate sales	$49,319	$29,468

Oil and condensate sales without the impact of derivatives ($/Bbl)	$66.26	$45.33
Impact from settled derivatives ($/Bbl)	$(10.97)	$3.58
Average oil and condensate sales price, including settled derivatives ($/Bbl)	$55.29	$48.91

Natural gas liquids sales
Natural gas liquids production volumes (MGal)	58,512	53,808

Total natural gas liquids sales	$41,271	$24,247

Natural gas liquids sales without the impact of derivatives ($/Gal)	$0.71	$0.45
Impact from settled derivatives ($/Gal)	$(0.07)	$—
Average natural gas liquids sales price, including settled derivatives ($/Gal)	$0.64	$0.45

Natural gas, oil and condensate and natural gas liquids sales
Natural gas equivalents (MMcfe)	121,061	94,490

Total natural gas, oil and condensate and natural gas liquids sales	$323,285	$259,082

Natural gas, oil and condensate and natural gas liquids sales without the impact of derivatives ($/Mcfe)	$2.67	$2.74
Impact from settled derivatives ($/Mcfe)	$0.05	$0.05
Average natural gas, oil and condensate and natural gas liquids sales price, including settled derivatives ($/Mcfe)	$2.72	$2.79

Production Costs:
Average production costs (per Mcfe)	$0.19	$0.22
Average production taxes and midstream costs (per Mcfe)	$0.65	$0.68
Total production and midstream costs and production taxes (per Mcfe)	$0.84	$0.90

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $22.9 million for the three months ended June 30, 2018 from $20.7 million for the three months ended June 30, 2017. This $2.2 million increase was primarily the result of an increase in expenses related to water hauling and overhead, partially offset by location and facility repairs and maintenance. In addition, due to increased efficiencies and a 28% increase in our production volumes for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, our per unit LOE decreased by 14% from $0.22 per Mcfe to $0.19 per Mcfe.

Production Taxes. Production taxes increased $2.6 million to $7.7 million for the three months ended June 30, 2018 from $5.1 million for the three months ended June 30, 2017. This increase was related to an increase in production volumes, as well as changes in our product mix and production location.
Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased $12.5 million to $71.4 million for the three months ended June 30, 2018 from $58.9 million for the same period in 2017. This increase was primarily attributable to midstream expenses related to our increased production volumes in the Utica Shale and SCOOP resulting from our 2017 drilling activities.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $121.9 million for the three months ended June 30, 2018, and consisted of $119.4 million in depletion of oil and natural gas properties and $2.5 million in depreciation of other property and equipment, as compared to total DD&A expense of $82.2 million for the three months ended June 30, 2017. This increase was due to an increase in our full cost pool and an increase in our production, partially offset by an increase in our total proved reserves volume used to calculate our total DD&A expense.
General and Administrative Expenses. Net general and administrative expenses increased to $14.0 million for the three months ended June 30, 2018 from $12.3 million for the three months ended June 30, 2017. This $1.7 million increase was due to increases in salaries and benefits, employee stock compensation, travel expense, computer expense and legal fees, partially offset by a decrease in consulting fees. However, during the three months ended June 30, 2018, we decreased our unit general and administrative expense by 8% to $0.12 per Mcfe from $0.13 per Mcfe during the three months ended June 30, 2017.
Interest Expense. Interest expense increased to $33.7 million for the three months ended June 30, 2018 from $24.2 million for the three months ended June 30, 2017 due primarily to the issuance of $450.0 million in aggregate principal amount of our 6.375% Senior Notes due 2026, or the 2026 Notes, in October 2017. In addition, total weighted average debt outstanding under our revolving credit facility was $112.9 million for the three months ended June 30, 2018 as compared to $142.0 million debt outstanding under such facility for the same period in 2017. As of June 30, 2018, amounts borrowed under our revolving credit facility bore interest at the Eurodollar rate which resulted in a weighted average rate of 3.34%. In addition, we capitalized approximately $1.5 million and $3.6 million in interest expense to undeveloped oil and natural gas properties during the three months ended June 30, 2018 and 2017, respectively. This decrease in capitalized interest in the 2018 period was primarily the result of changes to our development plan for our oil and natural gas properties.
Income Taxes. As of June 30, 2018, we had a federal net operating loss carryforward of approximately $574.4 million from prior years, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Quarterly, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At June 30, 2018, a valuation allowance of $256.7 million had been provided against the net deferred tax assets. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. Further information on the tax impacts of the Tax Cuts and Jobs Act is included in Note 14 of our consolidated financial statements.
Comparison of the Six Months Ended June 30, 2018 and 2017
We reported net income of $201.4 million for the six months ended June 30, 2018 as compared to net income of $260.4 million for the six months ended June 30, 2017. This $59.0 million period-to-period decrease was due primarily to a $78.9 million decrease in natural gas, oil and NGL revenues, a $28.7 million increase in midstream gathering and processing expenses, a $20.0 million increase in interest expense and an $84.7 million increase in depreciation, depletion and amortization, partially offset by an increase in income from equity method investments of $53.2 million and a $109.5 million increase in gain on sale of equity investments for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The gain on sale of equity investments in 2018 is a result of our sale of our interest in Strike Force and sale of Mammoth Energy common stock during the second quarter of 2018.

Oil and Gas Revenues. For the six months ended June 30, 2018, we reported oil and natural gas revenues of $578.1 million as compared to oil and natural gas revenues of $657.0 million during the same period in 2017. This $78.9 million, or 12%, decrease in revenues was primarily attributable to the following:

•
A $251.5 million decrease in natural gas, oil and NGL sales due to an unfavorable change in gains and losses from derivative instruments. Of the total change, $268.9 million was due to unfavorable changes in the fair value of our open derivative positions in each period, partially offset by a $17.4 million favorable change in settlements related to our derivative positions. The loss from changes in fair value of our open derviative positions is primarily the result of the increase in the forward curve prices for oil and NGLs from the previous reporting period.

•	A $98.9 million increase in natural gas sales without the impact of derivatives due to a 41% increase in natural gas sales volumes, partially offset by an 11% decrease in natural gas market prices.

•	A $41.1 million increase in oil and condensate sales without the impact of derivatives due to a 37% increase in oil and condensate market prices and a 29% increase in oil and condensate sales volumes.

•
A $32.7 million increase in natural gas liquid sales without the impact of derivatives due to a 32% increase in natural gas liquids market prices and a 20% increase in natural gas liquids sales volumes.

The following table summarizes our oil and natural gas production and related pricing for the six months ended June 30, 2018, as compared to such data for the six months ended June 30, 2017:

	Six months ended June 30,
	2018	2017
	($ In thousands)
Natural gas sales
Natural gas production volumes (MMcf)	210,278	149,187

Total natural gas sales	$482,094	$383,204

Natural gas sales without the impact of derivatives ($/Mcf)	$2.29	$2.57
Impact from settled derivatives ($/Mcf)	$0.17	$(0.03)
Average natural gas sales price, including settled derivatives ($/Mcf)	$2.46	$2.54

Oil and condensate sales
Oil and condensate production volumes (MBbls)	1,501	1,164

Total oil and condensate sales	$95,005	$53,879

Oil and condensate sales without the impact of derivatives ($/Bbl)	$63.29	$46.30
Impact from settled derivatives ($/Bbl)	$(8.29)	$2.07
Average oil and condensate sales price, including settled derivatives ($/Bbl)	$55.00	$48.37

Natural gas liquids sales
Natural gas liquids production volumes (MGal)	124,268	103,475

Total natural gas liquids sales	$88,107	$55,426

Natural gas liquids sales without the impact of derivatives ($/Gal)	$0.71	$0.54
Impact from settled derivatives ($/Gal)	$(0.05)	$—
Average natural gas liquids sales price, including settled derivatives ($/Gal)	$0.66	$0.54

Natural gas, oil and condensate and natural gas liquids sales
Gas equivalents (MMcfe)	237,038	170,951

Total natural gas, oil and condensate and natural gas liquids sales	$665,206	$492,509

Natural gas, oil and condensate and natural gas liquids sales without the impact of derivatives ($/Mcfe)	$2.81	$2.88
Impact from settled derivatives ($/Mcfe)	$0.06	$(0.01)
Average natural gas, oil and condensate and natural gas liquids sales price, including settled derivatives ($/Mcfe)	$2.87	$2.87

Production Costs:
Average production costs (per Mcfe)	$0.18	$0.23
Average production taxes and midstream costs (per Mcfe)	$0.63	$0.68
Total production and midstream costs and production taxes (per Mcfe)	$0.81	$0.91

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $41.8 million for the six months ended June 30, 2018 from $40.0 million for the six months ended June 30, 2017. This increase was mainly the result of an increase in expenses related to supervision and labor, overhead and water hauling, partially offset by a decrease in location repairs and maintenance, surface rentals, workover costs and compressors. However, due to increased efficiencies and a 39% increase in our production volumes for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, our per unit LOE decreased by 22% from $0.23 per Mcfe to $0.18 per Mcfe.
Production Taxes. Production taxes increased $5.5 million to $14.5 million for the six months ended June 30, 2018 from $9.0 million for the same period in 2017. This increase was primarily related to an increase in production volumes, as well as changes in our product mix and production location.
Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased by $28.7 million to $135.6 million for the six months ended June 30, 2018 from $106.9 million for the same period in 2017. This increase was primarily attributable to midstream expenses related to our increased production volumes in the Utica Shale and SCOOP resulting from our 2017 drilling activities.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $232.9 million for the six months ended June 30, 2018, and consisted of $227.8 million in depletion of oil and natural gas properties and $5.1 million in depreciation of other property and equipment, as compared to total DD&A expense of $148.2 million for the six months ended June 30, 2017. This increase was due to an increase in our full cost pool and an increase in our production, partially offset by an increase in our total proved reserves volume used to calculate our total DD&A expense.
General and Administrative Expenses. Net general and administrative expenses increased to $27.1 million for the six months ended June 30, 2018 from $24.9 million for the six months ended June 30, 2017. This $2.2 million increase was due to increases in salaries and benefits, employee stock compensation expense, legal fees and computer support. However, during the six months ended June 30, 2018, we decreased our unit general and administrative expense by 27% to $0.11 per Mcfe from $0.15 per Mcfe during the six months ended June 30, 2017.
Interest Expense. Interest expense increased to $67.7 million for the six months ended June 30, 2018 from $47.7 million for the six months ended June 30, 2017 due primarily to the issuance of $450.0 million in aggregate principal amount of our 2026 Notes in October 2017. In addition, total weighted average debt outstanding under our revolving credit facility was $100.1 million for the six months ended June 30, 2018 as compared to $81.1 million for the same period in 2017. Additionally, we capitalized approximately $2.4 million and $6.7 million in interest expense to undeveloped oil and natural gas properties during the six months ended June 30, 2018 and June 30, 2017, respectively. This decrease in capitalized interest in the 2018 period was primarily the result of changes to our development plan for our oil and natural gas properties.
Income Taxes. As of June 30, 2018, we had a federal net operating loss carryforward of approximately $574.4 million from prior years, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Quarterly, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At June 30, 2018, a valuation allowance of $256.7 million had been provided against the net deferred tax assets. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. Further information on the tax impacts of the Tax Cuts and Jobs Act is included in Note 14 of our consolidated financial statements.
Liquidity and Capital Resources
Overview.
Historically, our primary sources of funds have been cash flow from our producing oil and natural gas properties, borrowings under our credit facility and issuances of equity and debt securities. Our ability to access any of these sources of funds can be significantly impacted by decreases in oil and natural gas prices or oil and natural gas production.
Net cash flow provided by operating activities was $411.0 million for the six months ended June 30, 2018 as compared to $286.7 million for the same period in 2017. This increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 39% increase in net revenues after giving effect to settled derivative instruments, partially offset by an increase in our operating expenses.

Net cash used in investing activities for the six months ended June 30, 2018 was $360.5 million as compared to $1.8 billion for the same period in 2017. During the six months ended June 30, 2018, we spent $579.7 million in additions to oil and natural gas properties, of which $241.2 million was spent on our 2018 drilling, completion and recompletion activities, $201.2 million was spent on expenses attributable to wells spud, completed and recompleted during 2017, $2.6 million was spent on facility enhancements, $89.6 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale, with the remainder attributable mainly to future location development and capitalized general and administrative expenses. During the six months ended June 30, 2018, we received $175.0 million from the sale of our equity investment in Strike Force and $47.0 million from the sale of Mammoth Energy's common stock. In addition, we invested $1.6 million in Grizzly, and we received $0.8 million in distributions from our investment in Strike Force and $0.4 million in distributions from our investment in Timberwolf during the six months ended June 30, 2018. We did not make any investments in our other equity investments during the six months ended June 30, 2018. During the first quarter of 2017, we spent $1.3 billion to fund the cash portion of the purchase price for our SCOOP acquisition.
Net cash used in financing activities for the six months ended June 30, 2018 was $30.9 million as compared to net cash provided by financing activities of $199.7 million for the same period in 2017. The 2018 amount used in financing activities is primarily attributable to purchases under our stock repurchase program of approximately $105.0 million, partially offset by net borrowings under our revolving credit facility.
Credit Facility.
We have entered into a senior secured revolving credit facility, as amended, with The Bank of Nova Scotia, as the lead arranger and administrative agent and certain lenders from time to time party thereto. The credit agreement provides for a maximum facility amount of $1.5 billion and matures on December 13, 2021. As of June 30, 2018, we had a borrowing base of $1.4 billion, with an elected commitment of $1.0 billion, and $75.0 million in borrowings outstanding. Total funds available for borrowing under our revolving credit facility, after giving effect to an aggregate of $257.3 million of outstanding letters of credit, were $667.7 million as of June 30, 2018. This facility is secured by substantially all of our assets. Our wholly-owned subsidiaries guarantee our obligations under our revolving credit facility.
Advances under our revolving credit facility may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 0.25% to 1.25%, plus (2) the highest of: (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 1.25% to 2.25%, plus (2) the London interbank offered rate that appears on pages LIBOR01 or LIBOR02 of the Reuters screen that displays such rate for deposits in U.S. dollars, or, if such rate is not available, the rate as administered by ICE Benchmark Administration (or any other person that takes over administration of such rate) per annum equal to the offered rate on such other page or other service that displays an average London interbank offered rate as administered by ICE Benchmark Administration (or any other person that takes over the administration of such rate) for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. As of June 30, 2018, amounts borrowed under our revolving credit facility bore interest at the Eurodollar rate which resulted in a weighted average rate of 3.34%.
Our revolving credit facility contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in our revolving credit facility. Our revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of net funded debt to EBITDAX (net income, excluding (i) any non-cash revenue or expense associated with swap contracts resulting from ASC 815 and (ii) any cash or non-cash revenue or expense attributable to minority investment plus without duplication and, in the case of expenses, to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) exploration costs deducted in determining net income under successful efforts accounting, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings (provided that expenses related to any unsuccessful dispositions will be limited to $3.0 million in the aggregate) for a twelve-month period may not be greater than

4.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with these financial covenants at June 30, 2018.
Senior Notes.
In April 2015, we issued an aggregate of $350.0 million in principal amount of our Senior Notes due 2023, or the 2023 Notes. Interest on these senior notes accrues at a rate of 6.625% per annum on the outstanding principal amount thereof from April 21, 2015, payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2015. The 2023 Notes will mature on May 1, 2023.
On October 14, 2016, we issued an aggregate of $650.0 million in principal amount of our Senior Notes due 2024, or the 2024 Notes. Interest on the 2024 Notes accrues at a rate of 6.000% per annum on the outstanding principal amount thereof from October 14, 2016, payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2017. The 2024 Notes will mature on October 15, 2024.
On December 21, 2016, we issued an aggregate of $600.0 million in principal amount of our Senior Notes due 2025, or the 2025 Notes. Interest on the 2025 Notes accrues at a rate of 6.375% per annum on the outstanding principal amount thereof from December 21, 2016, payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2017. The 2025 Notes will mature on May 15, 2025.
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
Construction Loan.
On June 4, 2015, we entered into a construction loan agreement, or the construction loan, with InterBank for the construction of our new corporate headquarters in Oklahoma City, which was substantially completed in December 2016. The construction loan allows for maximum principal borrowings of $24.5 million and required us to fund 30% of the cost of the construction before any funds could be drawn, which occurred in January 2016. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.50% per annum and was payable on the last day of the month through May 31, 2017, after which date we began making monthly payments of interest and principal. The final payment is due June 4, 2025. As of June 30, 2018, the total borrowings under the construction loan were approximately $23.4 million.
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
From January 1, 2018 through June 30, 2018, we spud 20 gross (16.8 net) wells in the Utica Shale. We currently expect to spud a total of 36 to 40 gross (26 to 29 net) horizontal wells and commence sales from a total of 33 to 37 gross (33 to 37 net) wells on our Utica Shale acreage during 2018. As of July 27, 2018, we had two operated horizontal rigs drilling in the play. We also anticipate an additional seven to eight net horizontal wells will be drilled, and sales commenced from nine to ten net horizontal wells, on our Utica Shale acreage by other operators during 2018. We currently anticipate our 2018 capital expenditures to be $425.0 million to $455.0 million related to our operated and non-operated Utica Shale drilling and completion activity.
From January 1, 2018 through June 30, 2018, we spud nine gross (7.5 net) wells in the SCOOP. We currently anticipate our 2018 capital expenditures to be $185.0 million to $210.0 million related to our operated and non-operated SCOOP drilling and completion activity. We currently expect to spud a total of 15 to 16 gross (10 to 11 net) wells and commence sales from a total of 20 to 22 gross (16 to 18 net) wells on the SCOOP acreage during 2018. As of July 27, 2018, we had two operated horizontal rigs drilling in the play, but expect to release one of these rigs in mid to late 2018 when the contract for this rig expires. We also anticipate four to five net wells will be drilled, and sales commenced from two to three net wells on this SCOOP acreage by other operators during 2018.
From January 1, 2018 through July 27, 2018, we recompleted 32 existing wells and spud no new wells at our WCBB field. In our Hackberry fields, from January 1, 2018 through June 30, 2018, we recompleted 15 existing wells and spud no new wells. We currently expect to spend approximately $20.0 million in 2018 to perform recompletion activities in Southern Louisiana.
From January 1, 2018 through July 27, 2018, no new wells were spud on our Niobrara Formation acreage. We do not currently anticipate any capital expenditures in the Niobrara Formation in 2018.
As of June 30, 2018, our net investment in Grizzly was approximately $50.0 million. We do not currently anticipate any material capital expenditures in 2018 related to Grizzly’s activities.
We had no capital expenditures during the six months ended June 30, 2018 related to our interests in Thailand. We do not currently anticipate any capital expenditures in Thailand in 2018.
In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. See Note 3 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments. During the six months ended June 30,

2018, we received $0.8 million in distributions from Strike Force. We did not make any investments in any other of these entities during the six months ended June 30, 2018.
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
On June 29, 2018, we sold 1,235,600, and on July 30, 2018, we sold 118,974 shares, of our Mammoth Energy common stock in an underwritten public offering and related exercise of the underwriters' option to purchase additional shares for net proceeds to us of approximately $47.0 million and $4.5 million, respectively.
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
Our total capital expenditures for 2018 are currently estimated to be in the range of $630.0 million to $685.0 million for drilling and completion expenditures, of which $483.5 million was spent as of June 30, 2018. Our 2018 capital expenditure budget is heavily weighted to the first half of 2018 with more than two-thirds of the 2018 capital budget invested during the first half of the year. In addition, we currently expect to spend approximately $120.0 million to $130.0 million in 2018 for non-drilling and completion expenditures, which includes acreage expenses, primarily lease extensions in the Utica Shale, of which $76.2 million was spent as of June 30, 2018. Approximately 67% and 30% of our 2018 estimated drilling and completion capital expenditures are currently expected to be spent in the Utica Shale and in the SCOOP, respectively. The 2018 range of capital expenditures is lower than the $1.2 billion spent in 2017, primarily due to the decrease in current commodity prices, specifically natural gas prices, and our desire to fund our capital development program within cash flow.
In January 2018, our board of directors approved a stock repurchase program to acquire up to $100.0 million of our outstanding common stock during 2018, which we executed in full in the first quarter of 2018. Additionally, in May 2018, our board of directors authorized the expansion of the stock repurchase program, authorizing us to acquire up to an additional $100.0 million of our outstanding common stock during 2018 for a total of up to $200.0 million. We repurchased approximately $5.0 million of our outstanding common stock during the second quarter of 2018, resulting in a program total of $105.0 million as of June 30, 2018. Subsequent to June 30, 2018, we purchased an additional $5.0 million of our outstanding common stock. We believe the repurchase of our outstanding common stock underscores the confidence we have in our business model, financial performance and asset base.  Purchases under the expanded repurchase program may be made from time to time in open market or privately negotiated transactions, and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require us to acquire any specific number of shares. We intend to purchase shares under the repurchase program opportunistically with available funds while maintaining sufficient liquidity to fund our 2018 capital development program. This repurchase program is authorized to extend through December 31, 2018 and may be suspended from time to time, modified, extended or discontinued by the board of directors at any time.
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
Commodity Price Risk
See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for information regarding our open fixed price swaps at June 30, 2018.
Commitments
In connection with our acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Beginning in 2009, we can access the trust for use in plugging and abandonment charges associated with the property. As of June 30, 2018, the plugging and abandonment trust totaled approximately $3.1 million. At June 30, 2018, we have plugged 555 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our minimum plugging obligation.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2018.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard updates the previous lease guidance by requiring the lessee to recognize a right-to-use asset and lease liability on the balance sheet for all leases with lease terms of more than 12 months. The accounting for lessors is largely unchanged. The guidance is effective for periods after December 15, 2018, with a modified retrospective approach to be used for implementation. We will not early adopt this standard, and will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019. We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures by performing an impact assessment to analyze the population of arrangements that meet the definition of a lease under the new standard. This analysis could result in an impact to our financial statements; however, that impact is currently not known. We are also in the process of selecting a lease accounting software solution to support lease portfolio management and accounting and disclosures for the new standard.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows and to provide a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. We adopted this standard in the first quarter of 2018 using the retrospective transition method. The adoption of this standard had no impact on our statement of cash flows for the six months ended June 30, 2018 and resulted in the addition of $185.0 million of restricted cash to the beginning cash balance and an increase to net cash used in investing activities by the same amount on our statement of cash flows for the six months ended June 30, 2017.
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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During 2017, WTI prices ranged from $42.48 to $60.46 per barrel and the Henry Hub spot market price of natural gas ranged from $2.44 to $3.71 per MMBtu. On July 27, 2018, the WTI posted price for crude oil was $68.69 per Bbl and the Henry Hub spot market price of natural gas was $2.78 per MMBtu. If the prices of oil and natural gas decline from current levels, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swap positions at June 30, 2018:

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2018	NYMEX Henry Hub	1,010,000	$3.01
2019	NYMEX Henry Hub	1,154,000	$2.81
2020	NYMEX Henry Hub	204,000	$2.77

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2018	ARGUS LLS	2,000	$56.22
2019	ARGUS LLS	1,000	$59.55
Remaining 2018	NYMEX WTI	4,500	$53.72
2019	NYMEX WTI	4,000	$58.28

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2018	Mont Belvieu C3	4,000	$28.97
2019	Mont Belvieu C3	3,000	$27.71
Remaining 2018	Mont Belvieu C5	500	$46.62
2019	Mont Belvieu C5	500	$54.08
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

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
July 2018 - March 2019	NYMEX Henry Hub	50,000	$3.13
April 2019 - December 2019	NYMEX Henry Hub	30,000	$3.10
For a portion of the natural gas fixed price swaps listed above, the counterparty has an option to extend the original terms an additional twelve months for the period January 2019 through December 2019. The option to extend the terms expires in December 2018. If executed, we would have additional fixed price swaps for 100,000 MMBtu per day at a weighted average price of $3.05 per MMBtu.

In addition, we have entered into natural gas basis swap positions, which settle on the pricing index to basis differential of Transco Zone 4 to NYMEX Henry Hub natural gas price. As of June 30, 2018, we had the following natural gas basis swap positions for Transco Zone 4.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2018	Transco Zone 4	20,000	$(0.05)
2019	Transco Zone 4	60,000	$(0.05)
2020	Transco Zone 4	60,000	$(0.05)
Under our 2018 contracts, we have hedged approximately 76% to 77% of our estimated 2018 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. At June 30, 2018, we had a net liability derivative position of $50.2 million as compared to a net asset derivative position of $29.9 million as of June 30, 2017, related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $226.6 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $223.1 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Our revolving amended and restated credit agreement is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. At June 30, 2018, we had $75.0 million in borrowings outstanding under our credit facility which bore interest at the eurodollar rate of 3.34%. A 1.0% increase in the average interest rate for the six months ended June 30, 2018 would have resulted in an estimated $0.5 million increase in interest expense. As of June 30, 2018, we did not have any interest rate swaps to hedge our interest risks.

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
As of June 30, 2018, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures are effective.
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
We were served with the Cameron complaint in early May 2016 and with the Vermilion complaint in early September 2016.  The Louisiana Attorney General and the Louisiana Department of Natural Resources intervened in both the Cameron Parish suit and the Vermilion Parish suit.  Shortly after the Complaints were filed, certain defendants removed the cases to the United States District Court for the Western District of Louisiana.  In both cases, the plaintiffs filed motions to remand the lawsuits to state court, which were ultimately granted by the district courts.  However, on May 23, 2018, a group of defendants again removed the Cameron Parish and Vermilion Parish lawsuits to federal court.  The defendants also filed motions with the United States Judicial Panel on Multidistrict Litigation, or the MDL Panel, requesting that the Cameron Parish and Vermilion Parish lawsuits be consolidated with 40 similar lawsuits so that pre-trial proceedings in the cases could be coordinated. Thereafter, the defendants sought a stay of further proceedings until the MDL Panel rules on the motions for coordinated proceedings.  The district court granted defendants’ motion to stay.  Plaintiffs again filed motions to remand the lawsuits to state court, but due to the stay orders issued by the district courts, no further action will be taken on the motion to remand until the MDL Panel issues its ruling on the motion for coordinated proceedings. Due to the procedural posture of lawsuits, the cases are still in their early stages and the parties have conducted very little discovery. As a result, we have not had the opportunity to evaluate the applicability of the allegations made in plaintiffs’ complaints to our operations and management cannot determine the amount of loss, if any, that may result.
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

Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the three months ended June 30, 2018 was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs (2)
April 2018	—	$—	—	$100,003,000
May 2018	—	$—	—	$100,003,000
June 2018	412,516	$12.12	412,516	$95,003,000
Total	412,516	$12.12	412,516

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

(2)
During the three months ended June 30, 2018, we repurchased and canceled approximately 0.4 million shares of our common stock at an average price of $12.12 per share for a total of $5.0 million. During the six months ended June 30, 2018, we repurchased 10,104,872 shares under this program at a weighted average price of $10.39 per share.

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

10.1
Twelfth Amendment to Amended and Restated Credit Agreement, dated as of May  21, 2018, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-19514, filed by the Company with the SEC on May 25, 2018 ).

10.2*#
Amendment No. 2, dated as of July 10, 2018, between Stingray Pressure Pumping, LLC and Gulfport Energy Corporation to that certain Amended & Restated Master Services Agreement for Pressure Pumping Services, effective as of October 1, 2014, as amended effective January 1, 2016.

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

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 2, 2018

GULFPORT ENERGY CORPORATION

By:	/s/ Keri Crowell
Keri Crowell Chief Financial Officer