Form 10-Q
period 2018-09-30
GULFPORT ENERGY CORP
filed 2018-11-01
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018 OR

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer  ☒    Accelerated filer   ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2018, 173,302,055 shares of the registrant’s common stock were outstanding.

GULFPORT ENERGY CORPORATION

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$124,571	$99,557
Accounts receivable—oil and natural gas sales	157,391	146,773
Accounts receivable—joint interest and other	39,511	35,440
Accounts receivable—related parties	79	—
Prepaid expenses and other current assets	9,742	4,912
Short-term derivative instruments	19,809	78,847
Total current assets	351,103	365,529
Property and equipment:
Oil and natural gas properties, full-cost accounting, $2,925,145 and $2,912,974 excluded from amortization in 2018 and 2017, respectively	9,936,714	9,169,156
Other property and equipment	92,388	86,754
Accumulated depletion, depreciation, amortization and impairment	(4,506,306)	(4,153,733)
Property and equipment, net	5,522,796	5,102,177
Other assets:
Equity investments	232,529	302,112
Long-term derivative instruments	3,530	8,685
Deferred tax asset	—	1,208
Inventories	8,234	8,227
Other assets	17,038	19,814
Total other assets	261,331	340,046
Total assets	$6,135,230	$5,807,752
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$582,464	$553,609
Asset retirement obligation—current	120	120
Short-term derivative instruments	62,601	32,534
Current maturities of long-term debt	647	622
Total current liabilities	645,832	586,885
Long-term derivative instruments	15,101	2,989
Asset retirement obligation—long-term	78,411	74,980
Deferred tax liability	3,046	—
Other non-current liabilities	—	2,963
Long-term debt, net of current maturities	2,100,825	2,038,321
Total liabilities	2,843,215	2,706,138
Commitments and contingencies (Note 9)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock - $.01 par value, 200,000,000 authorized, 173,218,643 issued and outstanding at September 30, 2018 and 183,105,910 at December 31, 2017	1,732	1,831
Paid-in capital	4,316,006	4,416,250
Accumulated other comprehensive loss	(46,354)	(40,539)
Retained deficit	(979,369)	(1,275,928)
Total stockholders’ equity	3,292,015	3,101,614
Total liabilities and stockholders’ equity	$6,135,230	$5,807,752

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands, except share data)
Revenues:
Natural gas sales	$271,167	$223,340	$753,261	$606,544
Oil and condensate sales	45,682	31,459	140,687	85,338
Natural gas liquid sales	53,776	33,559	141,883	88,985
Net (loss) gain on natural gas, oil, and NGL derivatives	(9,663)	(22,860)	(96,737)	141,588
	360,962	265,498	939,094	922,455
Costs and expenses:
Lease operating expenses	22,325	20,020	64,143	60,044
Production taxes	9,348	5,419	23,861	14,464
Midstream gathering and processing	78,913	69,372	214,546	176,258
Depreciation, depletion and amortization	119,915	106,650	352,848	254,887
General and administrative	15,848	13,065	42,955	37,922
Accretion expense	1,037	456	3,056	1,148
Acquisition expense	—	33	—	2,391
	247,386	215,015	701,409	547,114
INCOME FROM OPERATIONS	113,576	50,483	237,685	375,341
OTHER (INCOME) EXPENSE:
Interest expense	33,253	27,130	100,922	74,797
Interest income	(92)	(37)	(162)	(927)
Litigation settlement	917	—	917	—
Insurance proceeds	—	—	(231)	—
Gain on sale of equity method investments	(2,733)	—	(124,768)	(12,523)
(Income) loss from equity method investments, net	(12,858)	2,737	(35,282)	33,468
Other income	(61)	(345)	(201)	(863)
	18,426	29,485	(58,805)	93,952
INCOME BEFORE INCOME TAXES	95,150	20,998	296,490	281,389
INCOME TAX EXPENSE (BENEFIT)	—	2,763	(69)	2,763
NET INCOME	$95,150	$18,235	$296,559	$278,626
NET INCOME PER COMMON SHARE:
Basic	$0.55	$0.10	$1.69	$1.56
Diluted	$0.55	$0.10	$1.68	$1.56
Weighted average common shares outstanding—Basic	173,057,538	182,957,416	175,776,312	178,736,569
Weighted average common shares outstanding—Diluted	173,304,914	183,008,436	176,440,461	179,130,570

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$95,150	$18,235	$296,559	$278,626
Foreign currency translation adjustment	3,052	6,832	(5,815)	12,719
Other comprehensive income (loss)	3,052	6,832	(5,815)	12,719
Comprehensive income	$98,202	$25,067	$290,744	$291,345

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2018	183,105,910	$1,831	$4,416,250	$(40,539)	$(1,275,928)	$3,101,614
Net income	—	—	—	—	296,559	296,559
Other Comprehensive Loss	—	—	—	(5,815)	—	(5,815)
Stock-based Compensation	—	—	9,654	—	—	9,654
Shares Repurchased	(10,505,469)	(105)	(109,892)	—	—	(109,997)
Issuance of Restricted Stock	618,202	6	(6)	—	—	—
Balance at September 30, 2018	173,218,643	$1,732	$4,316,006	$(46,354)	$(979,369)	$3,292,015

Balance at January 1, 2017	158,829,816	$1,588	$3,946,442	$(53,058)	$(1,711,080)	$2,183,892
Net income	—	—	—	—	278,626	278,626
Other Comprehensive Income				12,719	—	12,719
Stock-based Compensation	—	—	7,988	—	—	7,988
Issuance of Common Stock for the Vitruvian Acquisition, net of related expenses	23,852,117	239	459,197	—	—	459,436
Issuance of Restricted Stock	399,843	4	(4)	—	—	—
Balance at September 30, 2017	183,081,776	$1,831	$4,413,623	$(40,339)	$(1,432,454)	$2,942,661

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$296,559	$278,626
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	3,056	1,148
Depletion, depreciation and amortization	352,848	254,887
Stock-based compensation expense	5,792	4,793
(Income) loss from equity investments	(35,040)	34,018
Change in fair value of derivative instruments	106,373	(129,692)
Deferred income tax benefit	(69)	—
Amortization of loan commitment fees	4,554	3,548
Gain on sale of equity method investments	(124,768)	(12,523)
Distributions from equity method investments	1,978	—
Changes in operating assets and liabilities:
Increase in accounts receivable—oil and natural gas sales	(10,618)	(20,056)
Increase in accounts receivable—joint interest and other	(2,277)	(23,289)
Increase in accounts receivable—related parties	(79)	(346)
Increase in prepaid expenses and other current assets	(4,830)	(2,531)
Decrease (increase) in other assets	1,228	(5,665)
Increase in accounts payable, accrued liabilities and other	14,968	111,335
Settlement of asset retirement obligation	(719)	(2,520)
Net cash provided by operating activities	608,956	491,733
Cash flows from investing activities:
Additions to other property and equipment	(7,134)	(16,288)
Acquisition of oil and natural gas properties	—	(1,339,456)
Additions to oil and natural gas properties	(755,263)	(789,743)
Proceeds from sale of oil and natural gas properties	4,820	4,079
Proceeds from sale of other property and equipment	217	658
Proceeds from sale of equity method investments	226,487	—
Contributions to equity method investments	(2,318)	(44,844)
Distributions from equity method investments	446	4,114
Net cash used in investing activities	(532,745)	(2,181,480)
Cash flows from financing activities:
Principal payments on borrowings	(165,428)	(183)
Borrowings on line of credit	225,000	365,000
Borrowings on term loan	—	2,951
Debt issuance costs and loan commitment fees	(772)	(8,261)
Payments on repurchase of stock	(109,997)	—
Proceeds from issuance of common stock, net of offering costs	—	(5,364)
Net cash (used in) provided by financing activities	(51,197)	354,143
Net increase (decrease) in cash, cash equivalents and restricted cash	25,014	(1,335,604)
Cash, cash equivalents and restricted cash at beginning of period	99,557	1,460,875
Cash, cash equivalents and restricted cash at end of period	$124,571	$125,271
Supplemental disclosure of cash flow information:
Interest payments	$75,045	$50,826
Income tax payments	$—	$—
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$3,862	$3,195
Asset retirement obligation capitalized	$1,094	$11,557
Interest capitalized	$3,956	$8,753
Foreign currency translation (loss) gain on equity method investments	$(5,815)	$12,719
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company’s most recent annual report on Form 10-K. Results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results expected for the full year.

1.	ACQUISITIONS
Vitruvian Acquisition
In December 2016, the Company, through its wholly-owned subsidiary Gulfport MidCon LLC (“Gulfport MidCon”) (formerly known as SCOOP Acquisition Company, LLC), entered into an agreement to acquire certain assets of Vitruvian II Woodford, LLC (“Vitruvian”), an unrelated third-party seller (the “Vitruvian Acquisition”). The assets included in the Vitruvian Acquisition include 46,400 net surface acres located in Grady, Stephens and Garvin Counties, Oklahoma. On February 17, 2017, the Company completed the Vitruvian Acquisition for a total initial purchase price of approximately $1.85 billion, consisting of $1.35 billion in cash, subject to certain adjustments, and approximately 23.9 million shares of the Company’s common stock (of which approximately 5.2 million shares were placed in an indemnity escrow). The cash portion of the purchase price was funded with the net proceeds from the Company's December 2016 common stock and senior note offerings and cash on hand. Acquisition costs of $0.03 million and $2.4 million were incurred during the three and nine months ended September 30, 2017, respectively, related to the Vitruvian Acquisition. No acquisition costs were incurred during the three and nine months ended September 30, 2018.
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
Post-Acquisition Operating Results

For the three months ended September 30, 2017 and the period from the acquisition date of February 17, 2017 to September 30, 2017, the assets acquired in the Vitruvian Acquisition contributed the following amounts of revenue to the Company's consolidated statements of operations. The amount of net income contributed by the assets is not presented below as it is impracticable to calculate due to the Company integrating the acquired assets into its overall operations using the full cost method of accounting.

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

	Three months ended	Nine months ended
	September 30, 2017	September 30, 2017
	(In thousands, except share data)
Pro forma revenue	$265,498	$958,354
Pro forma net income	$18,235	$300,052
Pro forma earnings per share (basic)	$0.10	$1.68
Pro forma earnings per share (diluted)	$0.10	$1.68

2.	PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Oil and natural gas properties	$9,936,714	$9,169,156
Office furniture and fixtures	42,302	37,369
Building	44,565	44,565
Land	5,521	4,820
Total property and equipment	10,029,102	9,255,910
Accumulated depletion, depreciation, amortization and impairment	(4,506,306)	(4,153,733)
Property and equipment, net	$5,522,796	$5,102,177

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and natural gas properties. At September 30, 2018, the calculated ceiling was greater than the net book value of the Company’s oil and natural gas properties, thus no ceiling test impairment was required for the nine months ended September 30, 2018. No impairment was required for oil and natural gas properties for the nine months ended September 30, 2017.
Included in oil and natural gas properties at September 30, 2018 is the cumulative capitalization of $194.4 million in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $10.6 million and $28.8 million for the three and nine months ended September 30, 2018, respectively, and $8.9 million and $25.6 million for the three and nine months ended September 30, 2017, respectively.
The average depletion rate per Mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, was $0.94 and $0.89 per Mcfe for the nine months ended September 30, 2018 and 2017, respectively.
The following table summarizes the Company’s non-producing properties excluded from amortization by area at September 30, 2018:

September 30, 2018
(In thousands)
Utica	$1,522,633
MidContinent	1,401,392
Niobrara	449
Southern Louisiana	571
Bakken	100
$2,925,145
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

A reconciliation of the Company’s asset retirement obligation for the nine months ended September 30, 2018 and 2017 is as follows:

	September 30, 2018	September 30, 2017
	(In thousands)
Asset retirement obligation, beginning of period	$75,100	$34,276
Liabilities incurred	1,468	11,557
Liabilities settled	(719)	(2,520)
Accretion expense	3,056	1,148
Revisions in estimated cash flows	(374)	—
Asset retirement obligation as of end of period	78,531	44,461
Less current portion	120	195
Asset retirement obligation, long-term	$78,411	$44,266

3.	EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of September 30, 2018 and December 31, 2017:

		Carrying value		(Income) loss from equity method investments
	Approximate ownership %	September 30, 2018	December 31, 2017	Three months ended September 30,		Nine months ended September 30,
				2018	2017	2018	2017
		(In thousands)
Investment in Tatex Thailand II, LLC	23.5%	$—	$—	$(137)	$(95)	$(241)	$(549)
Investment in Grizzly Oil Sands ULC	24.9999%	53,381	57,641	275	296	833	869
Investment in Timber Wolf Terminals LLC	50.0%	—	983	—	4	536	8
Investment in Windsor Midstream LLC	22.5%	39	30	—	(2)	(9)	25,232
Investment in Stingray Cementing LLC(1)	—%	—	—	—	—	—	205
Investment in Stingray Energy Services LLC(1)	—%	—	—	—	—	—	282
Investment in Sturgeon Acquisitions LLC(1)	—%	—	—	—	—	—	(71)
Investment in Mammoth Energy Services, Inc.(1)	22.0%	179,109	165,715	(12,996)	2,407	(35,708)	4,907
Investment in Strike Force Midstream LLC(2)	—%	—	77,743	—	127	(693)	2,585
		$232,529	$302,112	$(12,858)	$2,737	$(35,282)	$33,468

(1)
On June 5, 2017, Mammoth Energy Services, Inc. ("Mammoth Energy") acquired Stingray Cementing LLC, Stingray Energy Services LLC and Sturgeon Acquisitions LLC. See below under Mammoth Energy Partners LP/Mammoth Energy Services, Inc. for information regarding these transactions.

(2)	On May 1, 2018, the Company sold its 25% interest in Strike Force Midstream to EQT Midstream Partners, LP. See below under under Strike Force Midstream LLC for information regarding this transaction.

The tables below summarize financial information for the Company’s equity investments as of September 30, 2018 and December 31, 2017.

Summarized balance sheet information:

	September 30, 2018	December 31, 2017

	(In thousands)
Current assets	$481,394	$415,032
Noncurrent assets	$1,336,604	$1,542,090
Current liabilities	$358,177	$261,086
Noncurrent liabilities	$48,328	$148,839
Summarized results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Gross revenue	$384,043	$160,950	$1,451,580	$357,901
Net income (loss)	$68,414	$2,101	$181,884	$(109,651)
Tatex Thailand II, LLC
The Company has an indirect ownership interest in Tatex Thailand II, LLC (“Tatex II”). Tatex II holds an 8.5% interest in APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 180,000 acres which includes the Phu Horm Field. The Company received $0.2 million and $0.5 million in distributions from Tatex II during the nine months ended September 30, 2018 and 2017, respectively.
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
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings Inc. (“Grizzly Holdings”), owns an interest in Grizzly Oil Sands ULC (“Grizzly”), a Canadian unlimited liability company. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc. (“Oil Sands”). As of September 30, 2018, Grizzly had approximately 830,000 acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. Grizzly has high-graded three oil sands projects to various stages of development. Grizzly commenced commercial production from its Algar Lake Phase I steam-assisted gravity drainage ("SAGD") oil sand project during the second quarter of 2014 and has regulatory approval for up to 11,300 barrels per day of bitumen production. Algar Lake production peaked at 2,200 barrels per day during the ramp-up phase of the SAGD facility, however, in April 2015, Grizzly made the decision to suspend operations at its Algar Lake facility due to the commodity price drop and its effect on project economics. Grizzly continues to monitor market conditions as it assesses start up plans for the facility. The Company reviewed its investment in Grizzly for impairment at September 30, 2018 and 2017 and determined no impairment was required. If commodity prices decline in the future however, impairment of the investment in Grizzly may be necessary. During the nine months ended September 30, 2018, Gulfport paid $2.3 million in cash calls. Grizzly’s functional currency is the Canadian dollar. The Company’s investment in Grizzly was increased by a $2.9 million foreign currency translation gain and decreased by a $5.7 million foreign currency translation loss for the three and nine months ended September 30, 2018, respectively. The Company’s investment in Grizzly was increased by $6.7 million and $12.5 million as a result of a foreign currency translation gain for the three and nine months ended September 30, 2017, respectively.

Timber Wolf Terminals LLC
During 2012, the Company invested in Timber Wolf Terminals LLC (“Timber Wolf”). Timber Wolf was formed to operate a crude/condensate terminal and a sand transloading facility in Ohio. During the nine months ended September 30, 2018 and 2017, the Company paid no cash calls to Timber Wolf. The Company received $0.4 million in distributions from Timber Wolf during the nine months ended September 30, 2018 resulting from the sale of assets held by Timber Wolf.
Windsor Midstream LLC
At September 30, 2018, the Company held a 22.5% interest in Windsor Midstream LLC (“Midstream”), an entity controlled and managed by an unrelated third party. The Company received no distributions from Midstream during the nine months ended September 30, 2018 and $0.5 million in distributions during the same period in 2017.
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
On June 5, 2017, the Company contributed all of its membership interests in Sturgeon (which owned Taylor Frac, LLC, Taylor Real Estate Investments, LLC and South River Road, LLC), Stingray Energy and Stingray Cementing to Mammoth Energy in exchange for approximately 2.0 million shares of Mammoth Energy common stock (the "June 2017 Transactions"). The Company accounted for the transactions as a sale of financial assets under ASC 860, Transfers and Servicing. The Company valued the shares of Mammoth Energy common stock it received in the June 2017 Transactions at $18.50 per share, which was the closing price of Mammoth Energy common stock on June 5, 2017. During the second quarter of 2017, the Company recognized a gain of $12.5 million from the June 2017 Transactions, which is included in gain on sale of equity method investments in the accompanying consolidated statement of operations.
On June 29, 2018, the Company sold 1,235,600 shares of its Mammoth Energy common stock in an underwritten public offering for net proceeds of approximately $47.0 million. In connection with the Company's public offering of a portion of its shares of Mammoth Energy common stock, the Company granted the underwriters an option to purchase additional shares of its Mammoth Energy common stock. On July 26, 2018, the underwriters exercised this option, in part, and on July 30, 2018, the

Company sold an additional 118,974 shares for net proceeds of approximately $4.5 million. Following the sales of these shares, the Company owned 9,829,548 shares, or approximately 22.0%, of Mammoth Energy's outstanding common stock. As a result of the sales, the Company recorded a gain of $2.7 million and $28.3 million for the three and nine months ended September 30, 2018, which is included in gain on sale of equity method investments in the accompanying consolidated statements of operations.
The Company’s investment in Mammoth Energy was increased by a $0.1 million foreign currency gain and decreased by a $0.2 million foreign currency loss resulting from Mammoth Energy’s foreign subsidiary for the three and nine months ended September 30, 2018, respectively. The Company’s investment in Mammoth Energy was increased by a $0.16 million and $0.2 million foreign currency gain resulting from Mammoth Energy’s foreign subsidiary for the three and nine months ended September 30, 2017, respectively. During the nine months ended September 30, 2018, Gulfport received distributions of $1.2 million from Mammoth Energy as a result of a $0.125 per share dividend in August 2018. The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.
Strike Force Midstream LLC
In February 2016, the Company, through its wholly-owned subsidiary Gulfport Midstream Holdings, LLC (“Midstream Holdings”), entered into an agreement with Rice Midstream Holdings LLC (“Rice”), then a subsidiary of Rice Energy Inc., to develop natural gas gathering assets in eastern Belmont County and Monroe County, Ohio through Strike Force Midstream LLC ("Strike Force"). In 2017, Rice was acquired by EQT Corporation ("EQT"). Prior to the sale of the Company's interest in Strike Force (discussed below), the Company owned a 25% interest in Strike Force, and EQT acted as operator and owned the remaining 75% interest. Strike Force's gathering assets provide gathering services for wells operated by Gulfport and other operators and connectivity of existing dry gas gathering systems. Prior to the sale of its interest in Strike Force, the Company elected to report its proportionate share of Strike Force’s earnings on a one-quarter lag as permitted under ASC 323, Investments - Equity Method and Joint Ventures. The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.
During the nine months ended September 30, 2018, Gulfport received distributions of $0.8 million from Strike Force. During the nine months ended September 30, 2017, Gulfport paid $43.0 million in cash calls to Strike Force and received distributions of $3.6 million from Strike Force.
On May 1, 2018, the Company sold its 25% interest in Strike Force to EQT Midstream Partners, LP for proceeds of $175.0 million in cash. As a result of the sale, the Company recognized a gain of $96.4 million net of transaction fees, which is included in gain on sale of equity method investments in the accompanying consolidated statement of operations.

4.	VARIABLE INTEREST ENTITIES
As of September 30, 2018, the Company held variable interests in the following variable interest entities (“VIEs”), but was not the primary beneficiary: Midstream and Timber Wolf. These entities have governing provisions that are the functional equivalent of a limited partnership and are considered VIEs because the limited partners or non-managing members lack substantive kick-out or participating rights which causes the equity owners, as a group, to lack a controlling financial interest. The Company is a limited partner or non-managing member in each of these VIEs and is not the primary beneficiary because it does not have a controlling financial interest. The general partner or managing member has power to direct the activities that most significantly impact the VIEs’ economic performance. The Company also held a variable interest in Strike Force prior to the sale of that interest due to the fact that it did not have sufficient equity capital at risk. The Company was not the primary beneficiary of this entity. Prior to Mammoth Energy’s initial public offering, or "IPO", Mammoth LLC was considered a VIE. As a result of the Company’s contribution of its interest in Mammoth LLC to Mammoth Energy in exchange for Mammoth Energy common stock and the completion of Mammoth Energy’s IPO, the Company determined that it no longer held an interest in a VIE. Prior to the contribution of Stingray Energy, Stingray Cementing and Sturgeon to Mammoth Energy, these entities were considered VIEs. As a result of the Company’s contribution of its membership interests in Stingray Energy, Stingray Cementing and Sturgeon to Mammoth Energy in exchange for Mammoth Energy common stock, the Company determined that it no longer held an interest in a VIE.
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

5.	LONG-TERM DEBT
Long-term debt consisted of the following items as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In thousands)
Revolving credit agreement (1)	$60,000	$—
6.625% senior unsecured notes due 2023 (2)	350,000	350,000
6.000% senior unsecured notes due 2024 (3)	650,000	650,000
6.375% senior unsecured notes due 2025 (4)	600,000	600,000
6.375% senior unsecured notes due 2026 (5)	450,000	450,000
Net unamortized debt issuance costs (6)	(31,824)	(34,781)
Construction loan (7)	23,296	23,724
Less: current maturities of long term debt	(647)	(622)
Debt reflected as long term	$2,100,825	$2,038,321
The Company capitalized approximately $1.6 million and $4.0 million in interest expense to undeveloped oil and natural gas properties during the three and nine months ended September 30, 2018, respectively. The Company capitalized approximately $2.1 million and $8.8 million in interest expense to undeveloped oil and natural gas properties during the three and nine months ended September 30, 2017, respectively.
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
As of September 30, 2018, $60.0 million was outstanding under the revolving credit facility and the total availability for future borrowings under this facility, after giving effect to an aggregate of $316.2 million of letters of credit, was $623.8 million. The Company’s wholly-owned subsidiaries have guaranteed the obligations of the Company under the revolving credit facility.
Advances under the revolving credit facility may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 0.25% to 1.25%, plus (2) the highest of: (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 1.25% to 2.25%, plus (2) the London interbank offered rate that appears on pages LIBOR01 or LIBOR02 of the Reuters screen that displays such rate for deposits in U.S. dollars, or, if such rate is not available, the rate as administered by ICE Benchmark Administration (or any other person that takes over administration of such rate) per annum equal to the offered rate on such other page or service that displays on average London interbank offered rate as determined by ICE Benchmark Administration (or any other person that takes over administration of such rate) for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. At

September 30, 2018, amounts borrowed under the credit facility bore interest at the eurodollar rate with a weighted average of 3.72%.
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
The Company was in compliance with its financial covenants at September 30, 2018.
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
(6) Loan issuance costs related to the 2023 Notes, the 2024 Notes, the 2025 Notes and the 2026 Notes (collectively the “Notes”) have been presented as a reduction to the Notes. At September 30, 2018, total unamortized debt issuance costs were $4.6 million for the 2023 Notes, $9.0 million for the 2024 Notes, $12.9 million for the 2025 Notes and $5.2 million for the 2026 Notes. In addition, loan commitment fee costs for the construction loan agreement described immediately below were $0.1 million at September 30, 2018.
(7) On June 4, 2015, the Company entered into a construction loan agreement (the “Construction Loan”) with InterBank for the construction of a new corporate headquarters in Oklahoma City, which was substantially completed in December 2016. The Construction Loan allows for maximum principal borrowings of $24.5 million and required the Company to fund 30% of the cost of the construction before any funds could be drawn, which occurred in January 2016. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.50% per annum and was payable on the last day of the month through May 31, 2017. Starting June 30, 2017, the Company began making monthly payments of principal and interest, with the final payment due June 4, 2025. At September 30, 2018, the total borrowings under the Construction Loan were approximately $23.3 million.

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
Stock Repurchase Program
In January 2018, the board of directors of the Company approved a stock repurchase program to acquire up to $100 million of the Company's outstanding stock during 2018. In May 2018, the Company's board of directors authorized the expansion of its stock repurchase program, authorizing the Company to acquire up to an additional $100 million of its outstanding common stock during 2018 for a total of up to $200 million. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program is authorized to extend through December 31, 2018 and may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. The Company repurchased 0.4 million and 10.5 million shares for a cost of approximately $5.0 million and $110.0 million during the three and nine months ended September 30, 2018, respectively. All repurchased shares have been retired.

7.	STOCK-BASED COMPENSATION
During the three and nine months ended September 30, 2018, the Company’s stock-based compensation cost was $3.6 million and $9.7 million, respectively, of which the Company capitalized $1.4 million and $3.9 million, respectively, relating to its exploration and development efforts. During the three and nine months ended September 30, 2017, the Company’s stock-based compensation cost was $2.8 million and $8.0 million, respectively, of which the Company capitalized $1.1 million and $3.2 million, respectively, relating to its exploration and development efforts.
The following table summarizes restricted stock activity for the nine months ended September 30, 2018:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2018	976,027	$18.71
Granted	1,197,628	9.45
Vested	(618,202)	17.77
Forfeited	(32,633)	17.31
Unvested shares as of September 30, 2018	1,522,820	$11.84
Unrecognized compensation expense as of September 30, 2018 related to restricted shares was $15.5 million. The expense is expected to be recognized over a weighted average period of 1.63 years.

8.	EARNINGS PER SHARE
Reconciliations of the components of basic and diluted net income per common share are presented in the tables below:

	Three months ended September 30,
	2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net income	$95,150	173,057,538	$0.55	$18,235	182,957,416	$0.10
Effect of dilutive securities:
Stock options and awards	—	247,376		—	51,020
Diluted:
Net income	$95,150	173,304,914	$0.55	$18,235	183,008,436	$0.10

	Nine months ended September 30,
	2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net income	$296,559	175,776,312	$1.69	$278,626	178,736,569	$1.56
Effect of dilutive securities:
Stock options and awards	—	664,149		—	394,001
Diluted:
Net income	$296,559	176,440,461	$1.68	$278,626	179,130,570	$1.56

9.	COMMITMENTS AND CONTINGENCIES
Plugging and Abandonment Funds
In connection with the Company’s acquisition in 1997 of the remaining 50% interest in its WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Beginning in 2009, the Company could access the trust for use in plugging and abandonment charges associated with the property, although it has not yet done so. As of September 30, 2018, the plugging and abandonment trust totaled approximately $3.1 million. At September 30, 2018, the Company had plugged 555 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its minimum plugging obligation.
Operating Leases
The Company leases office facilities under non-cancellable operating leases exceeding one year. Future minimum lease commitments under these leases at September 30, 2018 were as follows:

(In thousands)
Remaining 2018	$39
2019	144
2020	90
2021	38
Total	$311
Firm Transportation and Sales Commitments
The Company had approximately 2,659,000 MMBtu per day of firm sales contracted with third parties. The table below presents these commitments at September 30, 2018 as follows:

(MMBtu per day)
Remaining 2018	590,000
2019	659,000
2020	526,000
2021	372,000
2022	272,000
Thereafter	240,000
Total	2,659,000
The Company also had approximately $3.6 billion of firm transportation contracted with third parties. The table below presents these commitments at September 30, 2018 as follows:

(In thousands)
Remaining 2018	$62,012
2019	251,644
2020	247,581
2021	246,620
2022	246,620
Thereafter	2,511,853
Total	$3,566,330

Other Commitments
Effective October 1, 2014, the Company entered into a Sand Supply Agreement with Muskie Proppant LLC (“Muskie”), a subsidiary of Mammoth Energy. Effective August 3, 2018, the Company extended the agreement through December 31, 2021. Pursuant to this agreement, as amended, the Company has agreed to purchase annual and monthly amounts of proppant sand subject to exceptions specified in the agreement at agreed pricing plus agreed costs and expenses. Failure by either Muskie or the Company to deliver or accept the minimum monthly amount results in damages calculated per ton based on the difference between the monthly obligation amount and the amount actually delivered or accepted, as applicable. The Company incurred $1.3 million and $1.5 million in non-utilization fees under this agreement during the three and nine months ended September 30, 2018, respectively. The Company did not incur any non-utilization fees during the nine months ended September 30, 2017.
Effective October 1, 2014, the Company entered into an Amended and Restated Master Services Agreement for pressure pumping services with Stingray Pressure Pumping LLC (“Stingray Pressure”), a subsidiary of Mammoth Energy. Pursuant to this agreement, as amended effective July 1, 2018, Stingray Pressure has agreed to provide hydraulic fracturing, stimulation and related completion and rework services to the Company and the Company has agreed to pay Stingray Pressure a monthly service fee plus the associated costs of the services provided. The Company has the right to suspend services of one crew and only one crew at any point in time without payment, fee or other obligation associated with the suspended crew, given appropriate notification of suspension.
Future minimum commitments under these agreements at September 30, 2018 are $154.2 million.
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
The Company was served with the Cameron complaint in early May 2016 and with the Vermilion complaint in early September 2016.  The Louisiana Attorney General and the Louisiana Department of Natural Resources intervened in both the Cameron Parish suit and the Vermilion Parish suit.  Shortly after the Complaints were filed, certain defendants removed the cases to the United States District Court for the Western District of Louisiana.  In both cases, the plaintiffs filed motions to remand the lawsuits to state court, which were ultimately granted by the district courts.  However, on May 23, 2018, a group of defendants again removed the Cameron Parish and Vermilion Parish lawsuits to federal court.  In response, the plaintiffs again filed motions to remand the cases to state court. The removing defendants have opposed plaintiffs’ motions to remand. The motions to remand remain pending, and further action in the cases will be stayed until the courts rule on the motions to remand.  Also, shortly after the May 23, 2018 removal, the removing defendants filed motions with the United States Judicial Panel on Multidistrict Litigation (the “MDL Panel”) requesting that the Cameron Parish and Vermilion Parish lawsuits be consolidated with 40 similar lawsuits so that pre-trial proceedings in the cases could be coordinated.  The MDL Panel denied the motion to consolidate the lawsuits. Due to the procedural posture of lawsuits, the cases are still in their early stages and the parties have conducted very little discovery. As a result, the Company has not had the opportunity to evaluate the applicability of the allegations made in plaintiffs' complaints to the Company's operations and management cannot determine the amount of loss, if any, that may result.
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
Natural Gas, Oil and Natural Gas Liquids Derivative Instruments
The Company seeks to reduce its exposure to unfavorable changes in natural gas, oil and natural gas liquids ("NGLs") prices, which are subject to significant and often volatile fluctuation, by entering into over-the-counter fixed price swaps, basis swaps and various types of option contracts. These contracts allow the Company to predict with greater certainty the effective natural gas, oil and NGLs prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production.
Fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas, Argus Louisiana Light Sweet Crude for oil, the NYMEX West Texas Intermediate for oil, and Mont Belvieu for propane, pentane and ethane. Below is a summary of the Company’s open fixed price swap positions as of September 30, 2018.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2018	NYMEX Henry Hub	1,010,000	$3.01
2019	NYMEX Henry Hub	1,154,000	$2.81
2020	NYMEX Henry Hub	204,000	$2.77

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2018	ARGUS LLS	2,000	$56.22
2019	ARGUS LLS	1,000	$59.55
Remaining 2018	NYMEX WTI	4,500	$53.72
2019	NYMEX WTI	4,000	$58.28

	Location	Daily Volume (Bbls/day)	Weighted Average Price
2019	Mont Belvieu C2	1,000	$18.48
Remaining 2018	Mont Belvieu C3	4,000	$29.34
2019	Mont Belvieu C3	4,000	$28.87
Remaining 2018	Mont Belvieu C5	500	$46.62
2019	Mont Belvieu C5	500	$54.08
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

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
October 2018 - March 2019	NYMEX Henry Hub	50,000	$3.13
April 2019 - December 2019	NYMEX Henry Hub	30,000	$3.10
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
In addition, the Company entered into natural gas basis swap positions, which settle on the pricing index to basis differential of Transco Zone 4 to NYMEX Henry Hub natural gas price. As of September 30, 2018, the Company had the following natural gas basis swap positions for Transco Zone 4.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2018	Transco Zone 4	40,000	$(0.05)
2019	Transco Zone 4	60,000	$(0.05)
2020	Transco Zone 4	60,000	$(0.05)
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In thousands)
Short-term derivative instruments - asset	$19,809	$78,847
Long-term derivative instruments - asset	$3,530	$8,685
Short-term derivative instruments - liability	$62,601	$32,534
Long-term derivative instruments - liability	$15,101	$2,989
Gains and Losses
The following table presents the gain and loss recognized in net (loss) gain on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017.

	Net (loss) gain on derivative instruments
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Natural gas derivatives	$14,101	$(7,077)	$(26,789)	$135,868
Oil derivatives	(11,610)	(6,571)	(45,176)	12,477
Natural gas liquids derivatives	(12,154)	(9,212)	(24,772)	(6,757)
Total	$(9,663)	$(22,860)	$(96,737)	$141,588

Offsetting of derivative assets and liabilities
As noted above, the Company records the fair value of derivative instruments on a gross basis. The following table presents the gross amounts of recognized derivative assets and liabilities in the consolidated balance sheets and the amounts that are subject to offsetting under master netting arrangements with counterparties, all at fair value.

	As of September 30, 2018
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
	(In thousands)
Derivative assets	$23,339	$(17,053)	$6,286
Derivative liabilities	$(77,702)	$17,053	$(60,649)

	As of December 31, 2017
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
	(In thousands)
Derivative assets	$87,532	$(22,199)	$65,333
Derivative liabilities	$(35,523)	$22,199	$(13,324)
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
The Company records certain financial and non-financial assets and liabilities on the balance sheet at fair value in accordance with ASC 820, Fair Value Measurement and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The statement requires fair value measurements be classified and disclosed in one of the following categories:
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
The following tables summarize the Company’s financial and non-financial assets and liabilities by ASC 820 valuation level as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$23,339	$—
Liabilities:
Derivative Instruments	$—	$77,702	$—

	December 31, 2017
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$87,532	$—
Liabilities:
Derivative Instruments	$—	$35,523	$—

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
The Company estimates asset retirement obligations pursuant to the provisions of ASC Topic 410, Asset Retirement and Environmental Obligations (“ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 2 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the nine months ended September 30, 2018 were approximately $1.5 million.
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
At September 30, 2018, the carrying value of the outstanding debt represented by the Notes was approximately $2.0 billion, including the unamortized debt issuance cost of approximately $4.6 million related to the 2023 Notes, approximately $9.0 million related to the 2024 Notes, approximately $12.9 million related to the 2025 Notes and approximately $5.2 million related to the 2026 Notes. Based on the quoted market price, the fair value of the Notes was determined to be approximately $2.0 billion at September 30, 2018.

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
The Company’s revenues are primarily derived from the sale of natural gas, oil and condensate and NGLs. Sales of natural gas, oil and condensate and NGLs are recognized in the period that the performance obligations are satisfied. The Company generally considers the delivery of each unit (MMBtu or Bbl) to be separately identifiable and represents a distinct performance obligation that is satisfied at a point-in-time once control of the product has been transferred to the customer. The Company considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to (i) whether the purchaser can direct the use of the product, (ii) the transfer of significant risks, (iii) the Company’s right to payment and (iv) transfer of legal title.
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $157.4 million and $146.8 million as of September 30, 2018 and December 31, 2017, respectively, and are reported in accounts receivable - oil and natural gas sales on the consolidated balance sheet. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
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
Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain gas and NGLs sales may be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The differences between the estimates and the actual amounts for product sales is recorded in the month that payment is received from the purchaser. The Company has internal controls in place for the estimation process and any identified differences between revenue estimates and actual revenue received historically have not been significant. For the nine months ended September 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
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

For the three and nine months ended September 30, 2018, the Company's estimated annual effective tax rate remained nominal as a result of the full valuation allowance on deferred tax assets. Based on the Company's estimated results for the year ending December 31, 2018, the Company anticipates remaining in a net deferred tax asset position. Based on the available positive and negative evidence, the Company expects to maintain a full valuation allowance as it cannot objectively assert that the deferred tax assets are more likely than not to be realized. A significant piece of negative evidence is the cumulative loss incurred over the three year period ending September 30, 2018. However, given the Company's current earnings and anticipated future earnings, it believes that there is a reasonable possibility that within the next 12 months sufficient positive evidence regarding recent cumulative income may become available, which may allow it to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain net deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of any potential valuation allowance release is subject to change based on the levels of profitability that the Company is able to actually achieve.

On December 22, 2017, the President of the United States signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act ("Tax Act") that significantly reformed the Internal Revenue Code of 1986, as amended.  The Tax Act substantially revised numerous areas of U.S. federal income tax law, including reducing the maximum corporate income tax rate from 35% to 21%, allowing for full expensing of certain capital expenditures, modifying the limitations on the utilization of net operating losses, and repealing the corporate alternative minimum tax.  The various estimates included in determining the Company's tax provision as of December 31, 2017 remain provisional through the nine months ended September 30, 2018 and may be adjusted through subsequent events such as the filing of its 2017 consolidated federal income tax return and the issuance of additional guidance from the Internal Revenue Service or from state tax authorities.  There were no material changes to the provisional estimates during the quarter ended September 30, 2018.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	September 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$89,214	$35,357	$—	$—	$124,571
Accounts receivable - oil and natural gas sales	111,463	45,928	—	—	157,391
Accounts receivable - joint interest and other	19,066	20,445	—	—	39,511
Accounts receivable - related parties	79	—	—	—	79
Accounts receivable - intercompany	662,319	240,373	—	(902,692)	—
Prepaid expenses and other current assets	7,521	2,221	—	—	9,742
Short-term derivative instruments	19,809	—	—	—	19,809
Total current assets	909,471	344,324	—	(902,692)	351,103

Property and equipment:
Oil and natural gas properties, full-cost accounting	7,003,396	2,934,047	—	(729)	9,936,714
Other property and equipment	91,637	751	—	—	92,388
Accumulated depletion, depreciation, amortization and impairment	(4,506,267)	(39)	—	—	(4,506,306)
Property and equipment, net	2,588,766	2,934,759	—	(729)	5,522,796
Other assets:
Equity investments and investments in subsidiaries	2,723,140	—	53,380	(2,543,991)	232,529
Long-term derivative instruments	3,530	—	—	—	3,530
Inventories	6,800	1,434	—	—	8,234
Other assets	13,018	4,020	—	—	17,038
Total other assets	2,746,488	5,454	53,380	(2,543,991)	261,331
Total assets	$6,244,725	$3,284,537	$53,380	$(3,447,412)	$6,135,230

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$464,426	$118,038	$—	$—	$582,464
Accounts payable - intercompany	240,310	662,254	128	(902,692)	—
Asset retirement obligation - current	120	—	—	—	120
Short-term derivative instruments	62,601	—	—	—	62,601
Current maturities of long-term debt	647	—	—	—	647
Total current liabilities	768,104	780,292	128	(902,692)	645,832
Long-term derivative instruments	15,101	—	—	—	15,101
Asset retirement obligation - long-term	65,634	12,777	—	—	78,411
Deferred tax liability	3,046	—	—	—	3,046
Long-term debt, net of current maturities	2,100,825	—	—	—	2,100,825
Total liabilities	2,952,710	793,069	128	(902,692)	2,843,215

Stockholders’ equity:
Common stock	1,732	—	—	—	1,732
Paid-in capital	4,316,006	1,915,598	261,626	(2,177,224)	4,316,006
Accumulated other comprehensive (loss) income	(46,354)	—	(44,338)	44,338	(46,354)
Retained (deficit) earnings	(979,369)	575,870	(164,036)	(411,834)	(979,369)
Total stockholders’ equity	3,292,015	2,491,468	53,252	(2,544,720)	3,292,015
Total liabilities and stockholders’ equity	$6,244,725	$3,284,537	$53,380	$(3,447,412)	$6,135,230

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$67,908	$31,649	$—	$—	$99,557
Accounts receivable - oil and natural gas sales	112,686	34,087	—	—	146,773
Accounts receivable - joint interest and other	15,435	20,005	—	—	35,440
Accounts receivable - intercompany	554,439	63,374	—	(617,813)	—
Prepaid expenses and other current assets	4,719	193	—	—	4,912
Short-term derivative instruments	78,847	—	—	—	78,847
Total current assets	834,034	149,308	—	(617,813)	365,529

Property and equipment:
Oil and natural gas properties, full-cost accounting,	6,562,147	2,607,738	—	(729)	9,169,156
Other property and equipment	86,711	43	—	—	86,754
Accumulated depletion, depreciation, amortization and impairment	(4,153,696)	(37)	—	—	(4,153,733)
Property and equipment, net	2,495,162	2,607,744	—	(729)	5,102,177
Other assets:
Equity investments and investments in subsidiaries	2,361,575	77,744	57,641	(2,194,848)	302,112
Long-term derivative instruments	8,685	—	—	—	8,685
Deferred tax asset	1,208	—	—	—	1,208
Inventories	5,816	2,411	—	—	8,227
Other assets	12,483	7,331	—	—	19,814
Total other assets	2,389,767	87,486	57,641	(2,194,848)	340,046
Total assets	$5,718,963	$2,844,538	$57,641	$(2,813,390)	$5,807,752

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$416,249	$137,361	$—	$(1)	$553,609
Accounts payable - intercompany	63,373	554,313	127	(617,813)	—
Asset retirement obligation - current	120	—	—	—	120
Short-term derivative instruments	32,534	—	—	—	32,534
Current maturities of long-term debt	622	—	—	—	622
Total current liabilities	512,898	691,674	127	(617,814)	586,885
Long-term derivative instruments	2,989	—	—	—	2,989
Asset retirement obligation - long-term	63,141	11,839	—	—	74,980
Other non-current liabilities	—	2,963	—	—	2,963
Long-term debt, net of current maturities	2,038,321	—	—	—	2,038,321
Total liabilities	2,617,349	706,476	127	(617,814)	2,706,138

Stockholders’ equity:
Common stock	1,831	—	—	—	1,831
Paid-in capital	4,416,250	1,915,598	259,307	(2,174,905)	4,416,250
Accumulated other comprehensive (loss) income	(40,539)	—	(38,593)	38,593	(40,539)
Retained (deficit) earnings	(1,275,928)	222,464	(163,200)	(59,264)	(1,275,928)
Total stockholders’ equity	3,101,614	2,138,062	57,514	(2,195,576)	3,101,614
Total liabilities and stockholders’ equity	$5,718,963	$2,844,538	$57,641	$(2,813,390)	$5,807,752

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended September 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$235,683	$125,279	$—	$—	$360,962

Costs and expenses:
Lease operating expenses	16,502	5,823	—	—	22,325
Production taxes	4,505	4,843	—	—	9,348
Midstream gathering and processing	54,397	24,516	—	—	78,913
Depreciation, depletion and amortization	119,914	1	—	—	119,915
General and administrative	16,314	(467)	1	—	15,848
Accretion expense	812	225	—	—	1,037
	212,444	34,941	1	—	247,386

INCOME (LOSS) FROM OPERATIONS	23,239	90,338	(1)	—	113,576

OTHER (INCOME) EXPENSE:
Interest expense	34,254	(1,001)	—	—	33,253
Interest income	(86)	(6)	—	—	(92)
Litigation settlement	917	—	—	—	917
Gain on sale of equity method investments	(2,733)	—	—	—	(2,733)
(Income) loss from equity method investments and investments in subsidiaries	(104,226)	(1)	275	91,094	(12,858)
Other income	(37)	(24)	—	—	(61)
	(71,911)	(1,032)	275	91,094	18,426

INCOME (LOSS) BEFORE INCOME TAXES	95,150	91,370	(276)	(91,094)	95,150
INCOME TAX BENEFIT	—	—	—	—	—

NET INCOME (LOSS)	$95,150	$91,370	$(276)	$(91,094)	$95,150

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended September 30, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$188,390	$77,108	$—	$—	$265,498

Costs and expenses:
Lease operating expenses	16,019	4,001	—	—	20,020
Production taxes	4,052	1,367	—	—	5,419
Midstream gathering and processing	52,725	16,647	—	—	69,372
Depreciation, depletion and amortization	106,649	1	—	—	106,650
General and administrative	13,956	(892)	1	—	13,065
Accretion expense	335	121	—	—	456
Acquisition expense	(5)	38	—	—	33
	193,731	21,283	1	—	215,015

(LOSS) INCOME FROM OPERATIONS	(5,341)	55,825	(1)	—	50,483

OTHER (INCOME) EXPENSE:
Interest expense	27,914	(784)	—	—	27,130
Interest income	(29)	(8)	—	—	(37)
(Income) loss from equity method investments and investments in subsidiaries	(53,880)	128	296	56,193	2,737
Other income	(344)	(1)	—	—	(345)
	(26,339)	(665)	296	56,193	29,485

INCOME (LOSS) BEFORE INCOME TAXES	20,998	56,490	(297)	(56,193)	20,998
INCOME TAX EXPENSE	2,763	—	—	—	2,763

NET INCOME (LOSS)	$18,235	$56,490	$(297)	$(56,193)	$18,235

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Nine months ended September 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$596,018	$343,076	$—	$—	$939,094

Costs and expenses:
Lease operating expenses	46,926	17,217	—	—	64,143
Production taxes	13,309	10,552	—	—	23,861
Midstream gathering and processing	152,605	61,941	—	—	214,546
Depreciation, depletion, and amortization	352,846	2	—	—	352,848
General and administrative	45,100	(2,148)	3	—	42,955
Accretion expense	2,397	659	—	—	3,056
	613,183	88,223	3	—	701,409

(LOSS) INCOME FROM OPERATIONS	(17,165)	254,853	(3)	—	237,685

OTHER (INCOME) EXPENSE:
Interest expense	103,310	(2,388)	—	—	100,922
Interest income	(144)	(18)	—	—	(162)
Litigation settlement	917	—	—	—	917
Insurance proceeds	(231)	—	—	—	(231)
Gain on sale of equity method investments	(28,349)	(96,419)	—	—	(124,768)
(Income) loss from equity method investments and investments in subsidiaries	(387,991)	(694)	833	352,570	(35,282)
Other (income) expense	(1,167)	(34)	—	1,000	(201)
	(313,655)	(99,553)	833	353,570	(58,805)

INCOME (LOSS) BEFORE INCOME TAXES	296,490	354,406	(836)	(353,570)	296,490
INCOME TAX BENEFIT	(69)	—	—	—	(69)

NET INCOME (LOSS)	$296,559	$354,406	$(836)	$(353,570)	$296,559

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Nine months ended September 30, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$710,184	$212,271	$—	$—	$922,455

Costs and expenses:
Lease operating expenses	49,891	10,153	—	—	60,044
Production taxes	10,799	3,665	—	—	14,464
Midstream gathering and processing	132,740	43,518	—	—	176,258
Depreciation, depletion, and amortization	254,884	3	—	—	254,887
General and administrative	39,882	(1,963)	3	—	37,922
Accretion expense	908	240	—	—	1,148
Acquisition expense	—	2,391	—	—	2,391
	489,104	58,007	3	—	547,114

INCOME (LOSS) FROM OPERATIONS	221,080	154,264	(3)	—	375,341

OTHER (INCOME) EXPENSE:
Interest expense	79,095	(4,298)	—	—	74,797
Interest income	(913)	(14)	—	—	(927)
Gain on sale of equity method investments	(12,523)	—	—	—	(12,523)
(Income) loss from equity method investments and investments in subsidiaries	(124,446)	2,586	869	154,459	33,468
Other (income) expense	(1,522)	(241)	—	900	(863)
	(60,309)	(1,967)	869	155,359	93,952

INCOME (LOSS) BEFORE INCOME TAXES	281,389	156,231	(872)	(155,359)	281,389
INCOME TAX EXPENSE	2,763	—	—	—	2,763

NET INCOME (LOSS)	$278,626	$156,231	$(872)	$(155,359)	$278,626

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Three months ended September 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$95,150	$91,370	$(276)	$(91,094)	$95,150
Foreign currency translation adjustment	3,052	103	2,949	(3,052)	3,052
Other comprehensive income (loss)	3,052	103	2,949	(3,052)	3,052
Comprehensive income (loss)	$98,202	$91,473	$2,673	$(94,146)	$98,202

	Three months ended September 30, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$18,235	$56,490	$(297)	$(56,193)	$18,235
Foreign currency translation adjustment	6,832	158	6,674	(6,832)	6,832
Other comprehensive income (loss)	6,832	158	6,674	(6,832)	6,832
Comprehensive income (loss)	$25,067	$56,648	$6,377	$(63,025)	$25,067

	Nine months ended September 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$296,559	$354,406	$(836)	$(353,570)	$296,559
Foreign currency translation adjustment	(5,815)	(70)	(5,745)	5,815	(5,815)
Other comprehensive (loss) income	(5,815)	(70)	(5,745)	5,815	(5,815)
Comprehensive income (loss)	$290,744	$354,336	$(6,581)	$(347,755)	$290,744

	Nine months ended September 30, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$278,626	$156,231	$(872)	$(155,359)	$278,626
Foreign currency translation adjustment	12,719	232	12,487	(12,719)	12,719
Other comprehensive income (loss)	12,719	232	12,487	(12,719)	12,719
Comprehensive income (loss)	$291,345	$156,463	$11,615	$(168,078)	$291,345

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine months ended September 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$416,833	$192,123	$(1)	$1	$608,956

Net cash (used in) provided by investing activities	(344,330)	(188,415)	(2,318)	2,318	(532,745)

Net cash (used in) provided by financing activities	(51,197)	—	2,319	(2,319)	(51,197)

Net increase in cash, cash equivalents and restricted cash	21,306	3,708	—	—	25,014

Cash, cash equivalents and restricted cash at beginning of period	67,908	31,649	—	—	99,557

Cash, cash equivalents and restricted cash at end of period	$89,214	$35,357	$—	$—	$124,571

	Nine months ended September 30, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$310,624	$181,108	$(1)	$2	$491,733

Net cash (used in) provided by investing activities	(2,034,554)	(1,554,063)	(1,843)	1,408,980	(2,181,480)

Net cash provided by (used in) financing activities	354,143	1,407,137	1,845	(1,408,982)	354,143

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,369,787)	34,182	1	—	(1,335,604)

Cash, cash equivalents and restricted cash at beginning of period	1,458,882	1,993	—	—	1,460,875

Cash, cash equivalents and restricted cash at end of period	$89,095	$36,175	$1	$—	$125,271

16.	RECENT ACCOUNTING PRONOUNCEMENTS
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard supersedes the previous lease guidance by requiring lessees to recognize a right-to-use asset and lease liability on the balance sheet for all leases with lease terms of greater than one year while maintaining substantially similar classifications for financing and operating leases. The guidance is effective for periods after December 15, 2018, and the Company will not early adopt. The Company expects to apply the transition method permitted by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, issued in August 2018, which permits an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption with no adjustment made to the comparative periods presented in the consolidated financial statements. The Company also expects to utilize the practical expedient provided by ASU 2018-11 to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components would be accounted for under ASC 606 and other conditions are met.
The Company has identified its portfolio of leased assets under the new standard and is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures. The adoption will increase asset and liability balances on the consolidated balance sheets due to the required recognition of right-of-use assets and corresponding lease liabilities; however, that impact is currently not known. The Company is in the process of designing processes and controls needed to comply with the requirements of the new standard, which includes the implementation of a lease accounting software solution to support lease portfolio management and accounting and disclosures.
Additionally, in January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The amendments in this update provide an optional expedient to not evaluate existing or expired land easements that were not previously accounted for under current leases guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements beginning at the date of adoption. The Company does not currently account for any land easements under Topic 840 and plans to utilize this practical expedient in conjunction with the adoption of ASU 2016-02.
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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows and to provide a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. The Company adopted this standard in the first quarter of 2018 using the retrospective transition method. The adoption of this standard had no impact on the statement of cash flows for the nine months ended September 30, 2018 and resulted in the addition of $185.0 million of restricted cash to the beginning cash balance and an increase to net cash used in investing activities by the same amount on the statement of cash flows for the nine months ended September 30, 2017.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement which removes, modifies, and adds certain disclosure requirements on fair value measurements. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently assessing the impact of the ASU on its consolidated financial statements and related disclosures.
In August 2018, the FASB also issued ASU No. 2018-15 , Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for costs associated with implementing a cloud computing arrangement in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently assessing the impact of the ASU on its consolidated financial statements and related disclosures.

17.	SUBSEQUENT EVENTS
At September 30, 2018, accounts receivable-related parties totaled $79,000 and represented personal charges made by the former chief executive officer of the Company on his Company credit card.  These charges were paid in full in October 2018 and no personal charges are currently outstanding.

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
Overview
We are an independent oil and natural gas exploration and production company focused on the exploration, exploitation, acquisition and production of natural gas, crude oil and natural gas liquids in the United States. Our corporate strategy is to internally identify prospects, acquire lands encompassing those prospects and evaluate those prospects using subsurface geology and geophysical data and exploratory drilling. Using this strategy, we have developed an oil and natural gas portfolio of proved reserves, as well as development and exploratory drilling opportunities on high potential conventional and unconventional oil and natural gas prospects. Our principal properties are located in the Utica Shale primarily in Eastern Ohio and the SCOOP Woodford and SCOOP Springer plays in Oklahoma. In addition, among other interests, we hold an acreage position along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields, an acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, or Grizzly, and an approximate 22.0% equity interest in Mammoth Energy Services, Inc., or Mammoth Energy, an energy services company listed on the Nasdaq Global Select Market (TUSK). We seek to achieve reserve growth and increase our cash flow through our annual drilling programs.
2018 Operational and Other Highlights

•
Production increased 31% to 368,366 net million cubic feet of natural gas equivalent, or MMcfe, for the nine months ended September 30, 2018 from 281,318 MMcfe for the nine months ended September 30, 2017. Our net daily production for the nine months ended September 30, 2018 averaged 1,349.3 MMcfe per day and was comprised of approximately 89% natural gas, 8% natural gas liquids, or NGLs, and 3% oil.

•
During the nine months ended September 30, 2018, we spud 23 gross (19.6 net) wells in the Utica Shale, participated in an additional 28 gross (6.9 net) wells that were drilled by other operators on our Utica Shale acreage and recompleted 47 gross and net wells on our Louisiana acreage. In addition, during the nine months ended September 30, 2018, we spud 12 gross (11.0 net) wells in the SCOOP and participated in an additional 33 gross (3.0 net) wells that were drilled by other operators on our SCOOP acreage. Of the 35 new wells we spud, at September 30, 2018, 32 were in various stages of completion and three were being drilled. In addition, 28 gross and net operated wells and 29 gross (9.1 net) non-operated wells were turned-to-sales in our Utica Shale operating area and 15 gross (12.6 net) operated wells and 29 gross (0.9 net) non-operated wells were turned-to-sales in our SCOOP operating area during the nine months ended September 30, 2018.

•	During the nine months ended September 30, 2018, we reduced our unit lease operating expense by 19% to $0.17 per Mcfe from $0.21 per Mcfe during the nine months ended September 30, 2017.

•	During the nine months ended September 30, 2018, we decreased our unit general and administrative expense by 8% to $0.12 per Mcfe from $0.13 per Mcfe during the nine months ended September 30, 2017.

•
During the nine months ended September 30, 2018, we decreased our unit midstream gathering and processing expense by 8% per Mcfe to $0.58 per Mcfe from $0.63 per Mcfe during the nine months ended September 30, 2017.

•
In January 2018, our board of directors approved a stock repurchase program to acquire up to $100.0 million of our outstanding common stock, and in May 2018 expanded this program to acquire up to an additional $100.0 million of our common stock, during 2018 for a total of up to $200.0 million, which we believe underscores the confidence we have in our business model, financial performance and asset base. During the nine months ended September 30, 2018, we purchased 10.5 million shares of our outstanding common stock for a total of approximately $110.0 million.

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

2018 Production and Drilling Activity
During the three months ended September 30, 2018, our total net production was 116,993,594 thousand cubic feet, or Mcf, of natural gas, 664,633 barrels of oil and 72,427,030 gallons of NGLs for a total of 131,328 MMcfe, as compared to 97,824,927 Mcf of natural gas, 685,316 barrels of oil and 59,007,909 gallons of NGLs, or 110,367 MMcfe, for the three months ended September 30, 2017. Our total net production averaged approximately 1,427.5 MMcfe per day during the three months ended September 30, 2018, as compared to 1,199.6 MMcfe per day during the same period in 2017. The 19% increase in production is largely the result of the continuing development of our Utica Shale acreage and the development of our SCOOP acreage.
Utica Shale. From January 1, 2018 through September 30, 2018, we spud 23 gross (19.6 net) wells in the Utica Shale, of which 22 were in various stages of completion and one was being drilled at September 30, 2018. We also participated in an additional 28 gross (6.9 net) wells that were drilled by other operators on our Utica Shale acreage. From October 1, 2018 through October 26, 2018, we did not spud any new wells in the Utica Shale.
As of October 26, 2018, we had completed our 2018 drilling activity in the Utica Shale and we do not have any rigs running in the play. We intend to commence sales from a total of 35 gross and net wells on our Utica Shale acreage in 2018.
Aggregate net production from our Utica Shale acreage during the three months ended September 30, 2018 was approximately 104,975 MMcfe, or an average of 1,141.0 MMcfe per day, of which 96% was from natural gas and 4% was from oil and NGLs.
SCOOP. From January 1, 2018 through September 30, 2018, we spud 12 gross (11.0 net) wells in the SCOOP, of which two were being drilled and ten were in various stages of completion at September 30, 2018. We also participated in an additional 33 gross (3.0 net) wells that were drilled by other operators on our SCOOP acreage. From October 1, 2018 through October 26, 2018, we spud one gross and net well.
As of October 26, 2018, we had two operated horizontal rigs running on our SCOOP acreage. We currently expect to spud a total of 15 gross (13 net) horizontal wells during 2018 and have concluded our completion activity for the year with a total of 15 gross (12 net) wells turned to sales on our SCOOP acreage during 2018.
Aggregate net production from our SCOOP acreage during the three months ended September 30, 2018 was approximately 25,259 MMcfe, or an average of 274.6 MMcfe per day, of which 66% was from natural gas and 34% was from oil and NGLs.
WCBB. From January 1, 2018 through October 26, 2018, we did not spud any new wells and recompleted 32 wells. Aggregate net production from the WCBB field during the three months ended September 30, 2018 was approximately 841 MMcfe, or an average of 9.1 MMcfe per day, of which 99% was from oil and 1% was from natural gas.
East Hackberry Field. From January 1, 2018 through October 26, 2018, we did not spud any new wells and recompleted 15 wells. Aggregate net production from the East Hackberry field during the three months ended September 30, 2018 was approximately 147 MMcfe, or an average of 1.6 MMcfe per day, all of which was from oil.
West Hackberry Field. From January 1, 2018 through October 26, 2018, we did not spud any wells in our West Hackberry field. Aggregate net production from the West Hackberry field during the three months ended September 30, 2018 was approximately 21.2 MMcfe, or an average of 230.7 Mcfe per day, all of which was from oil.
We currently intend to perform only recompletion activities on our acreage in Southern Louisiana in 2018.
Niobrara Formation. From January 1, 2018 through October 26, 2018, there were no wells spud on our Niobrara Formation acreage. Aggregate net production was approximately 22.4 MMcfe, or an average of 243.4 Mcfe per day during the three months ended September 30, 2018, all of which was from oil.
Bakken. As of September 30, 2018, we had an interest in 18 wells and overriding royalty interests in certain existing and future wells. Aggregate net production from this acreage during the three months ended September 30, 2018 was approximately 60.5 MMcfe, or an average of 657.5 Mcfe per day, of which 80% was from oil, 13% was from natural gas and 7% was from NGLs.

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
Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled approximately $2.9 billion at September 30, 2018 and $2.9 billion at December 31, 2017. These costs are reviewed quarterly by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.
Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling (as defined in the preceding paragraph). If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. For instance, as a result of the decline in commodity prices in 2015 and 2016 and subsequent reduction in our proved reserves, we recognized a ceiling test impairment of $715.5 million for the year ended December 31, 2016. At September 30, 2018, the calculated ceiling was greater than the net book value of our oil and natural gas properties, thus no ceiling test impairment was required for the nine months ended September 30, 2018. If prices of oil, natural gas and natural gas liquids decline in the future, we may be required to further write down the value of our oil and natural gas properties, which could negatively affect our results of operations.
Asset Retirement Obligations. We have obligations to remove equipment and restore land at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells and associated production facilities.
We account for abandonment and restoration liabilities under ASC 410 which requires us to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed into service. When the liability is initially recorded, we increase the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. Upon settlement of the liability or the sale of the well, the liability is reversed. These liability amounts may change because of changes in asset lives, estimated costs of abandonment or legal or statutory remediation requirements.
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
Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Quarterly, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management’s opinion, it is more likely than not that some portion will not be realized. At September 30, 2018, a valuation allowance of $236.1 million had been provided against the net deferred tax asset.
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
Derivative Instruments and Hedging Activities. We seek to reduce our exposure to unfavorable changes in oil, natural gas and natural gas liquids prices, which are subject to significant and often volatile fluctuation, by entering into over-the-counter fixed price swaps, basis swaps and various types of option contracts. We follow the provisions of ASC 815, Derivatives and Hedging, as amended. It requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. We estimate the fair value of all derivative instruments using industry-standard models that considered various assumptions including current market and contractual prices for the underlying instruments, implied volatility, time value and nonperformance risk, as well as other relevant economic measures.
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
See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for a summary of our derivative instruments in place as of September 30, 2018.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2018 and 2017
We reported net income of $95.2 million for the three months ended September 30, 2018 as compared to net income of $18.2 million for the three months ended September 30, 2017. This $77.0 million period-to-period increase was due primarily to a $95.5 million increase in natural gas, oil and NGL revenues, a $15.6 million increase in income from equity method investments and a $2.7 million increase in gain on sale of equity investments, partially offset by a $9.5 million increase in midstream gathering and processing expenses, a $6.1 million increase in interest expense and a $13.3 million increase in depreciation, depletion and amortization for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The gain on sale of equity investments in 2018 is a result of our sale of Mammoth Energy common stock during the three months ended September 30, 2018.
Oil and Gas Revenues. For the three months ended September 30, 2018, we reported natural gas, oil and NGL revenues of $361.0 million as compared to oil and natural gas revenues of $265.5 million during the same period in 2017. This $95.5 million, or 36%, increase in revenues was primarily attributable to the following:

•
A $13.3 million increase in natural gas, oil and NGL sales due to a favorable change in gains and losses from derivative instruments. Of the total change, $32.9 million was due to favorable changes in the fair value of our open derivative positions in each period, partially offset by a $19.6 million unfavorable change in settlements related to our derivative positions. The favorable change in fair value of our open derivative positions is primarily a result of the decrease in the forward curve prices for natural gas from the previous reporting period.

•	A $47.8 million increase in natural gas sales without the impact of derivatives due to a 20% increase in natural gas sales volumes and a 2% increase in natural gas market prices.

•
A $14.2 million increase in oil and condensate sales without the impact of derivatives due to a 50% increase in oil and condensate market prices, partially offset by a 3% decrease in oil and condensate sales volumes.

•
A $20.2 million increase in natural gas liquids sales without the impact of derivatives due to a 30% increase in natural gas liquids market prices and a 23% increase in natural gas liquids sales volumes.

The following table summarizes our oil and natural gas production and related pricing for the three months ended September 30, 2018, as compared to such data for the three months ended September 30, 2017:

	Three months ended September 30,
	2018	2017
	($ In thousands)
Natural gas sales
Natural gas production volumes (MMcf)	116,994	97,825

Total natural gas sales	$271,167	$223,340

Natural gas sales without the impact of derivatives ($/Mcf)	$2.32	$2.28
Impact from settled derivatives ($/Mcf)	$0.08	$0.13
Average natural gas sales price, including settled derivatives ($/Mcf)	$2.40	$2.41

Oil and condensate sales
Oil and condensate production volumes (MBbls)	665	685

Total oil and condensate sales	$45,682	$31,459

Oil and condensate sales without the impact of derivatives ($/Bbl)	$68.73	$45.90
Impact from settled derivatives ($/Bbl)	$(14.76)	$4.36
Average oil and condensate sales price, including settled derivatives ($/Bbl)	$53.97	$50.26

Natural gas liquids sales
Natural gas liquids production volumes (MGal)	72,427	59,008

Total natural gas liquids sales	$53,776	$33,559

Natural gas liquids sales without the impact of derivatives ($/Gal)	$0.74	$0.57
Impact from settled derivatives ($/Gal)	$(0.07)	$(0.03)
Average natural gas liquids sales price, including settled derivatives ($/Gal)	$0.67	$0.54

Natural gas, oil and condensate and natural gas liquids sales
Natural gas equivalents (MMcfe)	131,328	110,367

Total natural gas, oil and condensate and natural gas liquids sales	$370,625	$288,358

Natural gas, oil and condensate and natural gas liquids sales without the impact of derivatives ($/Mcfe)	$2.82	$2.61
Impact from settled derivatives ($/Mcfe)	$(0.04)	$0.13
Average natural gas, oil and condensate and natural gas liquids sales price, including settled derivatives ($/Mcfe)	$2.78	$2.74

Production Costs:
Average production costs (per Mcfe)	$0.17	$0.18
Average production taxes and midstream costs (per Mcfe)	$0.67	$0.68
Total production and midstream costs and production taxes (per Mcfe)	$0.84	$0.86

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $22.3 million for the three months ended September 30, 2018 from $20.0 million for the three months ended September 30, 2017. This $2.3 million increase was primarily the result of an increase in expenses related to water hauling and disposal and field telemetry, partially offset by a decrease in location and facility repairs and maintenance, surface rentals, compression and contract labor and field supervision. In addition, due to increased efficiencies and a 19% increase in our production volumes for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, our per unit LOE decreased by 6% from $0.18 per Mcfe to $0.17 per Mcfe.

Production Taxes. Production taxes increased $3.9 million to $9.3 million for the three months ended September 30, 2018 from $5.4 million for the three months ended September 30, 2017. This increase was related to an increase in production volumes.
Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased $9.5 million to $78.9 million for the three months ended September 30, 2018 from $69.4 million for the same period in 2017. This increase was primarily attributable to midstream expenses related to our increased production volumes in the Utica Shale and SCOOP resulting from our 2017 and 2018 drilling activities.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $119.9 million for the three months ended September 30, 2018, and consisted of $117.3 million in depletion of oil and natural gas properties and $2.6 million in depreciation of other property and equipment, as compared to total DD&A expense of $106.7 million for the three months ended September 30, 2017. This increase was due to an increase in our full cost pool and an increase in our production, partially offset by an increase in our total proved reserves volume used to calculate our total DD&A expense.
General and Administrative Expenses. Net general and administrative expenses increased to $15.8 million for the three months ended September 30, 2018 from $13.1 million for the three months ended September 30, 2017. This $2.7 million increase was due to increases in salaries and benefits, employee stock compensation, computer expense and legal fees, partially offset by a decrease in consulting fees.
Interest Expense. Interest expense increased to $33.3 million for the three months ended September 30, 2018 from $27.1 million for the three months ended September 30, 2017 due primarily to the issuance of $450.0 million in aggregate principal amount of our 6.375% Senior Notes due 2026, or the 2026 Notes, in October 2017. In addition, total weighted average debt outstanding under our revolving credit facility was $74.0 million for the three months ended September 30, 2018 as compared to $273.7 million debt outstanding under such facility for the same period in 2017. As of September 30, 2018, amounts borrowed under our revolving credit facility bore interest at the Eurodollar rate which resulted in a weighted average rate of 3.72%. In addition, we capitalized approximately $1.6 million and $2.1 million in interest expense to undeveloped oil and natural gas properties during the three months ended September 30, 2018 and 2017, respectively. This decrease in capitalized interest in the 2018 period was primarily the result of changes to our development plan for our oil and natural gas properties.
Income Taxes. As of September 30, 2018, we had a federal net operating loss carryforward of approximately $312.2 million from prior years, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Quarterly, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At September 30, 2018, a valuation allowance of $236.1 million had been provided against the net deferred tax assets. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. Further information on the tax impacts of the Tax Cuts and Jobs Act is included in Note 14 of our consolidated financial statements.
Comparison of the Nine Months Ended September 30, 2018 and 2017
We reported net income of $296.6 million for the nine months ended September 30, 2018 as compared to net income of $278.6 million for the nine months ended September 30, 2017. This $18.0 million period-to-period increase was due primarily to an increase in income from equity method investments of $68.8 million, a $112.2 million increase in gain on sale of equity investments and a $16.6 million increase in natural gas, oil and NGL revenues, partially offset by a $38.2 million increase in midstream gathering and processing expenses, a $26.1 million increase in interest expense, a $98.0 million increase in depreciation, depletion and amortization and a $9.4 million increase in production taxes for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The gain on sale of equity investments in 2018 is a result of our sale of our interest in Strike Force and sale of Mammoth Energy common stock during 2018.

Oil and Gas Revenues. For the nine months ended September 30, 2018, we reported oil and natural gas revenues of $939.1 million as compared to oil and natural gas revenues of $922.5 million during the same period in 2017. This $16.6 million, or 2%, increase in revenues was primarily attributable to the following:

•
A $238.3 million decrease in natural gas, oil and NGL sales due to an unfavorable change in gains and losses from derivative instruments. Of the total change, $236.0 million was due to unfavorable changes in the fair value of our open derivative positions in each period. In addition, $2.3 million of this decrease was due to an unfavorable change in settlements related to our derivative positions. The loss from changes in fair value of our open derivative positions is primarily the result of the increase in the forward curve prices for natural gas, oil and NGLs from the previous reporting period.

•	A $146.7 million increase in natural gas sales without the impact of derivatives due to a 32% increase in natural gas sales volumes, partially offset by a 6% decrease in natural gas market prices.

•	A $55.3 million increase in oil and condensate sales without the impact of derivatives due to a 41% increase in oil and condensate market prices and a 17% increase in oil and condensate sales volumes.

•
A $52.9 million increase in natural gas liquid sales without the impact of derivatives due to a 32% increase in natural gas liquids market prices and a 21% increase in natural gas liquids sales volumes.

The following table summarizes our oil and natural gas production and related pricing for the nine months ended September 30, 2018, as compared to such data for the nine months ended September 30, 2017:

	Nine months ended September 30,
	2018	2017
	($ In thousands)
Natural gas sales
Natural gas production volumes (MMcf)	327,272	247,012

Total natural gas sales	$753,261	$606,544

Natural gas sales without the impact of derivatives ($/Mcf)	$2.30	$2.46
Impact from settled derivatives ($/Mcf)	$0.14	$0.03
Average natural gas sales price, including settled derivatives ($/Mcf)	$2.44	$2.49

Oil and condensate sales
Oil and condensate production volumes (MBbls)	2,166	1,849

Total oil and condensate sales	$140,687	$85,338

Oil and condensate sales without the impact of derivatives ($/Bbl)	$64.96	$46.15
Impact from settled derivatives ($/Bbl)	$(10.28)	$2.92
Average oil and condensate sales price, including settled derivatives ($/Bbl)	$54.68	$49.07

Natural gas liquids sales
Natural gas liquids production volumes (MGal)	196,695	162,483

Total natural gas liquids sales	$141,883	$88,985

Natural gas liquids sales without the impact of derivatives ($/Gal)	$0.72	$0.55
Impact from settled derivatives ($/Gal)	$(0.06)	$(0.01)
Average natural gas liquids sales price, including settled derivatives ($/Gal)	$0.66	$0.54

Natural gas, oil and condensate and natural gas liquids sales
Gas equivalents (MMcfe)	368,366	281,318

Total natural gas, oil and condensate and natural gas liquids sales	$1,035,831	$780,867

Natural gas, oil and condensate and natural gas liquids sales without the impact of derivatives ($/Mcfe)	$2.81	$2.78
Impact from settled derivatives ($/Mcfe)	$0.03	$0.04
Average natural gas, oil and condensate and natural gas liquids sales price, including settled derivatives ($/Mcfe)	$2.84	$2.82

Production Costs:
Average production costs (per Mcfe)	$0.17	$0.21
Average production taxes and midstream costs (per Mcfe)	$0.65	$0.68
Total production and midstream costs and production taxes (per Mcfe)	$0.82	$0.89

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $64.1 million for the nine months ended September 30, 2018 from $60.0 million for the nine months ended September 30, 2017. This increase was mainly the result of an increase in expenses related to field supervision, overhead and water hauling and disposal, partially offset by a decrease in location repairs and maintenance, surface rentals, contract labor and compressors. However, due to increased efficiencies and a 31% increase in our production volumes for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, our per unit LOE decreased by 19% from $0.21 per Mcfe to $0.17 per Mcfe.
Production Taxes. Production taxes increased $9.4 million to $23.9 million for the nine months ended September 30, 2018 from $14.5 million for the same period in 2017. This increase was primarily related to an increase in production volumes, as well as changes in our product mix and production location.
Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased by $38.2 million to $214.5 million for the nine months ended September 30, 2018 from $176.3 million for the same period in 2017. This increase was primarily attributable to midstream expenses related to our increased production volumes in the Utica Shale and SCOOP resulting from our 2017 and 2018 drilling activities.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $352.8 million for the nine months ended September 30, 2018, and consisted of $345.1 million in depletion of oil and natural gas properties and $7.7 million in depreciation of other property and equipment, as compared to total DD&A expense of $254.9 million for the nine months ended September 30, 2017. This increase was due to an increase in our full cost pool and an increase in our production, partially offset by an increase in our total proved reserves volume used to calculate our total DD&A expense.
General and Administrative Expenses. Net general and administrative expenses increased to $43.0 million for the nine months ended September 30, 2018 from $37.9 million for the nine months ended September 30, 2017. This $5.1 million increase was due to increases in salaries and benefits, employee stock compensation expense, legal fees, travel expenses and computer support, partially offset by a decrease in group health insurance. However, during the nine months ended September 30, 2018, we decreased our unit general and administrative expense by 8% to $0.12 per Mcfe from $0.13 per Mcfe during the nine months ended September 30, 2017.
Interest Expense. Interest expense increased to $100.9 million for the nine months ended September 30, 2018 from $74.8 million for the nine months ended September 30, 2017 due primarily to the issuance of $450.0 million in aggregate principal amount of our 2026 Notes in October 2017. In addition, total weighted average debt outstanding under our revolving credit facility was $91.3 million for the nine months ended September 30, 2018 as compared to $146.0 million for the same period in 2017. Additionally, we capitalized approximately $4.0 million and $8.8 million in interest expense to undeveloped oil and natural gas properties during the nine months ended September 30, 2018 and September 30, 2017, respectively. This decrease in capitalized interest in the 2018 period was primarily the result of changes to our development plan for our oil and natural gas properties.
Income Taxes. As of September 30, 2018, we had a federal net operating loss carryforward of approximately $312.2 million from prior years, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Quarterly, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At September 30, 2018, a valuation allowance of $236.1 million had been provided against the net deferred tax assets. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. Further information on the tax impacts of the Tax Cuts and Jobs Act is included in Note 14 of our consolidated financial statements.
Liquidity and Capital Resources
Overview.
Historically, our primary sources of funds have been cash flow from our producing oil and natural gas properties, borrowings under our credit facility and issuances of equity and debt securities. Our ability to access any of these sources of funds can be significantly impacted by decreases in oil and natural gas prices or oil and natural gas production.
Net cash flow provided by operating activities was $609.0 million for the nine months ended September 30, 2018 as compared to $491.7 million for the same period in 2017. This increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 32% increase in net revenues after giving effect to settled derivative instruments, partially offset by an increase in our operating expenses. In addition, we received $0.8 million in distributions from our investment in Strike Force and $1.2 million in dividends from our investment in Mammoth Energy.
Net cash used in investing activities for the nine months ended September 30, 2018 was $532.7 million as compared to $2.2 billion for the same period in 2017. During the nine months ended September 30, 2018, we spent $755.3 million in additions to oil and natural gas properties, of which $388.1 million was spent on our 2018 drilling, completion and recompletion activities, $192.0 million was spent on expenses attributable to wells spud, completed and recompleted during 2017, $2.1 million was spent on facility enhancements, $110.1 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale, with the remainder attributable mainly to future location development and capitalized general and administrative expenses. During the nine months ended September 30, 2018, we received $175.0 million from the sale of our equity investment in Strike Force and $51.5 million from the sale of Mammoth Energy's common stock. In addition, we invested $2.3 million in Grizzly, and we received $0.4 million in distributions from our investment in Timberwolf during the nine months ended September 30, 2018. We did not make any investments in our other equity investments during the nine months ended September 30, 2018. During the first quarter of 2017, we spent $1.3 billion to fund the cash portion of the purchase price for our SCOOP acquisition.
Net cash used in financing activities for the nine months ended September 30, 2018 was $51.2 million as compared to net cash provided by financing activities of $354.1 million for the same period in 2017. The 2018 amount used in financing activities is primarily attributable to purchases under our stock repurchase program of approximately $110.0 million, partially offset by net borrowings under our revolving credit facility.
Credit Facility.
We have entered into a senior secured revolving credit facility, as amended, with The Bank of Nova Scotia, as the lead arranger and administrative agent and certain lenders from time to time party thereto. The credit agreement provides for a maximum facility amount of $1.5 billion and matures on December 13, 2021. As of September 30, 2018, we had a borrowing base of $1.4 billion, with an elected commitment of $1.0 billion, and $60.0 million in borrowings outstanding. Total funds available for borrowing under our revolving credit facility, after giving effect to an aggregate of $316.2 million of outstanding letters of credit, were $623.8 million as of September 30, 2018. This facility is secured by substantially all of our assets. Our wholly-owned subsidiaries guarantee our obligations under our revolving credit facility.
Advances under our revolving credit facility may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 0.25% to 1.25%, plus (2) the highest of: (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 1.25% to 2.25%, plus (2) the London interbank offered rate that appears on pages LIBOR01 or LIBOR02 of the Reuters screen that displays such rate for deposits in U.S. dollars, or, if such rate is not available, the rate as administered by ICE Benchmark Administration (or any other person that takes over administration of such rate) per annum equal to the offered rate on such other page or other service that displays an average London interbank offered rate as administered by ICE Benchmark Administration (or any other person that takes over the administration of such rate) for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. As of September 30, 2018, amounts borrowed under our revolving credit facility bore interest at the Eurodollar rate which resulted in a weighted average rate of 3.72%.
Our revolving credit facility contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in our revolving credit facility. Our revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of net funded debt to EBITDAX (net income, excluding (i) any non-cash revenue or expense associated with swap contracts resulting from ASC 815 and (ii) any cash or non-cash revenue or expense attributable to minority investment plus without duplication and, in the case of expenses, to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) exploration costs deducted in determining net income under successful efforts accounting, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings (provided that expenses related to any unsuccessful dispositions will be limited to $3.0 million in the aggregate) for a twelve-month period may not be greater than 4.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with these financial covenants at September 30, 2018.
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
Construction Loan.
On June 4, 2015, we entered into a construction loan agreement, or the construction loan, with InterBank for the construction of our new corporate headquarters in Oklahoma City, which was substantially completed in December 2016. The construction loan allows for maximum principal borrowings of $24.5 million and required us to fund 30% of the cost of the construction before any funds could be drawn, which occurred in January 2016. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.50% per annum and was payable on the last day of the month through May 31, 2017, after which date we began making monthly payments of interest and principal. The final payment is due June 4, 2025. As of September 30, 2018, the total borrowings under the construction loan were approximately $23.3 million.
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
From January 1, 2018 through September 30, 2018, we spud 23 gross (19.6 net) wells in the Utica Shale. As of October 26, 2018, we had completed our 2018 drilling activity in the Utica and we did not have any rigs running in the play. We intend to commence sales from a total of 35 gross and net wells on our Utica Shale acreage in 2018. We also anticipate an additional seven net horizontal wells will be drilled, and sales commenced from ten net horizontal wells, on our Utica Shale acreage by other operators during 2018. We currently anticipate our 2018 capital expenditures will be approximately $455.0 million related to our operated and non-operated Utica Shale drilling and completion activity.
From January 1, 2018 through September 30, 2018, we spud 12 gross (11.0 net) wells in the SCOOP. We currently anticipate our 2018 capital expenditures will be approximately $210.0 million related to our operated and non-operated SCOOP drilling and completion activity. As of October 26, 2018, we had two operated horizontal rigs running on our SCOOP acreage. We currently expect to spud a total of 15 gross (13 net) wells during 2018 and have concluded our completion activity for the year with a total of 15 gross (12 net) wells turned to sales on our SCOOP acreage during 2018. We also anticipate three net wells will be drilled, and sales commenced from four net wells, on this SCOOP acreage by other operators during 2018.
From January 1, 2018 through October 26, 2018, we recompleted 32 existing wells and spud no new wells at our WCBB field. In our Hackberry fields, from January 1, 2018 through October 26, 2018, we recompleted 15 existing wells and spud no new wells. We currently expect to spend approximately $20.0 million in 2018 to perform recompletion activities in Southern Louisiana.
From January 1, 2018 through October 26, 2018, no new wells were spud on our Niobrara Formation acreage. We do not currently anticipate any capital expenditures in the Niobrara Formation in 2018.
As of September 30, 2018, our net investment in Grizzly was approximately $53.4 million. We do not currently anticipate any material capital expenditures in 2018 related to Grizzly’s activities.
We had no capital expenditures during the nine months ended September 30, 2018 related to our interests in Thailand. We do not currently anticipate any capital expenditures in Thailand in 2018.

In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. See Note 3 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments. During the nine months ended September 30, 2018, we received $0.8 million in distributions from Strike Force. We did not make any investments in any other of these entities during the nine months ended September 30, 2018.
On May 1, 2018, we sold our 25% equity interest in Strike Force to EQT Midstream Partners, LP for $175.0 million in cash. As a result of this transaction, all future capital obligations associated with Strike Force were eliminated, including $20.0 million that had been budgeted for the balance of 2018.
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
Our total capital expenditures for 2018 are currently estimated to be $685.0 million for drilling and completion expenditures, of which $638.1 million was spent as of September 30, 2018. In addition, we currently expect to spend approximately $130.0 million in 2018 for non-drilling and completion expenditures, which includes acreage expenses, primarily lease extensions in the Utica Shale, of which $96.3 million was spent as of September 30, 2018. Approximately 67% and 30% of our 2018 estimated drilling and completion capital expenditures are currently expected to be spent in the Utica Shale and in the SCOOP, respectively. The 2018 range of capital expenditures is lower than the $1.2 billion spent in 2017, primarily due to the decrease in current commodity prices, specifically natural gas prices, and our desire to fund our capital development program within cash flow.
In January 2018, our board of directors approved a stock repurchase program to acquire up to $100.0 million of our outstanding common stock during 2018, which we executed in full in the first quarter of 2018. Additionally, in May 2018, our board of directors authorized the expansion of the stock repurchase program, authorizing us to acquire up to an additional $100.0 million of our outstanding common stock during 2018 for a total of up to $200.0 million. We repurchased approximately $5.0 million of our outstanding common stock during the third quarter of 2018, resulting in a program total of $110.0 million as of September 30, 2018. We believe the repurchase of our outstanding common stock underscores the confidence we have in our business model, financial performance and asset base.  Purchases under the expanded repurchase program may be made from time to time in open market or privately negotiated transactions, and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require us to acquire any specific number of shares. We intend to purchase shares under the repurchase program opportunistically with available funds while maintaining sufficient liquidity to fund our 2018 capital development program. This repurchase program is authorized to extend through December 31, 2018 and may be suspended from time to time, modified, extended or discontinued by the board of directors at any time.
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

Commodity Price Risk
See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for information regarding our open fixed price swaps at September 30, 2018.
Commitments
In connection with our acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Beginning in 2009, we can access the trust for use in plugging and abandonment charges associated with the property. As of September 30, 2018, the plugging and abandonment trust totaled approximately $3.1 million. At September 30, 2018, we have plugged 555 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our minimum plugging obligation.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2018.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard supersedes the previous lease guidance by requiring lessees to recognize a right-to-use asset and lease liability on the balance sheet for all leases with lease terms of greater than one year while maintaining substantially similar classifications for financing and operating leases. The guidance is effective for periods after December 15, 2018, and we will not early adopt. We expect to apply the transition method permitted by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, issued in August 2018, which permits an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption with no adjustment made to the comparative periods presented in the consolidated financial statements. We also expect to utilize the practical expedient provided by ASU 2018-11 to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components would be accounted for under ASC 606 and other conditions are met.
We have identified our portfolio of leased assets under the new standard and are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures. The adoption will increase asset and liability balances on the consolidated balance sheets due to the required recognition of right-of-use assets and corresponding lease liabilities; however, that impact is currently not known. We are in the process of designing processes and controls needed to comply with the requirements of the new standard, which includes the implementation of a lease accounting software solution to support lease portfolio management and accounting and disclosures.

Additionally, in January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The amendments in this update provide an optional expedient to not evaluate existing or expired land easements that were not previously accounted for under current leases guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements beginning at the date of adoption. We do not currently account for any land easements under Topic 840 and plan to utilize this practical expedient in conjunction with the adoption of ASU 2016-02.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows and to provide a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. We adopted this standard in the first quarter of 2018 using the retrospective transition method. The adoption of this standard had no impact on our statement of cash flows for the nine months ended September 30, 2018 and resulted in the addition of $185.0 million of restricted cash to the beginning cash balance and an increase to net cash used in investing activities by the same amount on our statement of cash flows for the nine months ended September 30, 2017.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement which removes, modifies, and adds certain disclosure requirements on fair value measurements. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. We are currently assessing the impact of the ASU on our consolidated financial statements and related disclosures
In August 2018, the FASB also issued ASU No. 2018-15 , Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for costs associated with implementing a cloud computing arrangement in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. We are currently assessing the impact of the ASU on our consolidated financial statements and related disclosures.

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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During 2017, WTI prices ranged from $42.48 to $60.46 per barrel and the Henry Hub spot market price of natural gas ranged from $2.44 to $3.71 per MMBtu. On October 26, 2018, the WTI posted price for crude oil was $67.59 per Bbl and the Henry Hub spot market price of natural gas was $3.27 per MMBtu. If the prices of oil and natural gas decline from current levels, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swap positions at September 30, 2018:

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2018	NYMEX Henry Hub	1,010,000	$3.01
2019	NYMEX Henry Hub	1,154,000	$2.81
2020	NYMEX Henry Hub	204,000	$2.77

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2018	ARGUS LLS	2,000	$56.22
2019	ARGUS LLS	1,000	$59.55
Remaining 2018	NYMEX WTI	4,500	$53.72
2019	NYMEX WTI	4,000	$58.28

	Location	Daily Volume (Bbls/day)	Weighted Average Price
2019	Mont Belvieu C2	1,000	$18.48
Remaining 2018	Mont Belvieu C3	4,000	$29.34
2019	Mont Belvieu C3	4,000	$28.87
Remaining 2018	Mont Belvieu C5	500	$46.62
2019	Mont Belvieu C5	500	$54.08
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

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
October 2018 - March 2019	NYMEX Henry Hub	50,000	$3.13
April 2019 - December 2019	NYMEX Henry Hub	30,000	$3.10
For a portion of the natural gas fixed price swaps listed above, the counterparty has an option to extend the original terms an additional twelve months for the period January 2019 through December 2019. The option to extend the terms expires in December 2018. If executed, we would have additional fixed price swaps for 100,000 MMBtu per day at a weighted average price of $3.05 per MMBtu.
In addition, we have entered into natural gas basis swap positions, which settle on the pricing index to basis differential of Transco Zone 4 to NYMEX Henry Hub natural gas price. As of September 30, 2018, we had the following natural gas basis swap positions for Transco Zone 4.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2018	Transco Zone 4	40,000	$(0.05)
2019	Transco Zone 4	60,000	$(0.05)
2020	Transco Zone 4	60,000	$(0.05)
Under our 2018 contracts, we have hedged approximately 74% to 75% of our estimated 2018 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. At September 30, 2018, we had a net liability derivative position of $54.4 million as compared to a net liability derivative position of $7.1 million as of September 30, 2017, related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $193.1 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $190.3 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Our revolving amended and restated credit agreement is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. At September 30, 2018, we had $60.0 million in borrowings outstanding under our credit facility which bore interest at the eurodollar rate of 3.72%. A 1.0% increase in the average interest rate for the nine months ended September 30, 2018 would have resulted in an estimated $0.7 million increase in interest expense. As of September 30, 2018, we did not have any interest rate swaps to hedge our interest risks.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures. Under the direction of our Interim Chief Executive Officer and our Chief Financial Officer, we have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to management, including our Interim Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
As of September 30, 2018, an evaluation was performed under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective solely due to the matters noted below.
In September 2018, the Audit Committee of our Board of Directors was informed that unauthorized use of the Company’s chartered aircraft by our Chief Executive Officer during the past four years was not timely identified, quantified and disclosed by the Company in the Company’s proxy statement on Schedule 14A.  The method the Company has used to determine the aggregate incremental costs related to aircraft use not directly related and integral to the performance of the Chief Executive Officer’s duties includes those excess costs that the Company would not have incurred but for such use by the Chief Executive Officer and personal guests and excludes any fixed costs.  Because the aircraft provided was chartered from a third party, these costs include the hourly fee charged by the charter company for the specific flight, and per flight fees, fuel variable charges, domestic segment fees, federal excise tax and other actual fees charged by the charter company related to the specific flight.  Personal guests on a flight that was directly related and integral to the Chief Executive Officer’s duties incurred negligible incremental costs and are not included in the calculation.  The aggregate incremental aircraft usage costs associated with our Chief Executive Officer’s personal use of the aircraft were approximately $107,300, $175,800, $138,700, $163,600 and $63,800 for 2014, 2015, 2016, 2017 and 2018, respectively. The Company is seeking reimbursement for these costs. None of the Company’s other named executive officers used the Company aircraft for personal purposes during this period.  Also in September 2018, the Audit Committee was informed that our Chief Executive Officer had made personal charges on his Company credit card.  These unauthorized charges were repaid periodically during the course of the year in which they were made and no personal charges are currently outstanding.  Although these personal charges were recorded and reported correctly and within the requisite time periods in the Company’s financial statements, such personal charges may have constituted personal loans that are not permissible under Section 402 of the Sarbanes-Oxley Act of 2002.  The maximum outstanding balances for personal charges at any time during any year in the period 2007 through 2018 ranged from a low of $808 in 2007 to a high of $347,164 in 2017, and the incremental cost to the Company for these personal charges prior to their repayment, based on the Company’s weighted average borrowing rate under its revolving credit facility during the applicable period (regardless of whether any amounts were actually outstanding under the revolving credit facility during such period), ranged from approximately an aggregate of $12 in 2007 to an aggregate of $5,016 in 2017.  The total incremental cost to the Company during the full 11-year period was approximately $9,493.  The Company is seeking reimbursement for these costs.
Following an in-depth review of the facts and circumstances surrounding these matters performed at the request of the Audit Committee by independent counsel, the Board of Directors has recommended, and the Company is undertaking, comprehensive remedial measures related to executive use of corporate aircraft and corporate credit cards.
These remedial measures include:
•Adoption and implementation of a new Private Aircraft Use Policy and additional training and reinforcement with respect to existing travel and expense policies;
•Quarterly review and reporting to the Audit Committee with respect to compliance by the Company’s named executive officers with travel and expense policies; and
•Additional resources to ensure full compliance with the Company’s new and existing policies and procedures.
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
We were served with the Cameron complaint in early May 2016 and with the Vermilion complaint in early September 2016.  The Louisiana Attorney General and the Louisiana Department of Natural Resources intervened in both the Cameron Parish suit and the Vermilion Parish suit.  Shortly after the Complaints were filed, certain defendants removed the cases to the United States District Court for the Western District of Louisiana.  In both cases, the plaintiffs filed motions to remand the lawsuits to state court, which were ultimately granted by the district courts.  However, on May 23, 2018, a group of defendants again removed the Cameron Parish and Vermilion Parish lawsuits to federal court.  In response, the plaintiffs again filed motions to remand the cases to state court. The removing defendants have opposed plaintiffs’ motions to remand. The motions to remand remain pending, and further action in the cases will be stayed until the courts rule on the motions to remand.  Also, shortly after the May 23, 2018 removal, the removing defendants filed motions with the United States Judicial Panel on Multidistrict Litigation, or MDL Panel, requesting that the Cameron Parish and Vermilion Parish lawsuits be consolidated with 40 similar lawsuits so that pre-trial proceedings in the cases could be coordinated.  The MDL Panel denied the motion to consolidate the lawsuits. Due to the procedural posture of lawsuits, the cases are still in their early stages and the parties have conducted very little discovery. As a result, we have not had the opportunity to evaluate the applicability of the allegations made in plaintiffs' complaints to our operations and management cannot determine the amount of loss, if any, that may result.
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
Unregistered Sales of Equity Securities

None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the three months ended September 30, 2018 was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs (2)
July 2018	400,597	$12.48	400,597	$90,003,000
August 2018	—	$—	—	$90,003,000
September 2018	—	$—	—	$90,003,000
Total	400,597	$12.48	400,597

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

(2)
During the three months ended September 30, 2018, we repurchased and canceled approximately 0.4 million shares of our common stock at an average price of $12.48 per share for a total of $5.0 million. During the nine months ended September 30, 2018, we repurchased 10,505,469 shares under this program at a weighted average price of $10.47 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Effective October 29, 2018, Michael G. Moore stepped down from his position as our Chief Executive Officer and President and as a member of our board of directors. His resignation from the board was not a result of any disagreement with us or our operations.
Effective October 29, 2018, Donnie Moore, our Chief Operating Officer, assumed the duties of our principal executive officer on an interim basis until such time as we appoint a new Chief Executive Officer. Mr. Donnie Moore (who is not related to Michael G. Moore) has served as our Chief Operating Officer since January 2018. Mr. Moore’s biographical information and compensation, as well as other applicable information required by Items 401(b), (d) and (e) and 404(a) of Regulation S-K, are included in our Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 30, 2018.
In connection with Mr. Moore’s departure, we entered into a Separation and Release Agreement with Mr. Moore which we refer to as the separation agreement. Under the terms of the separation agreement, we agreed to pay Mr. Moore separation payments in the aggregate amount of $400,000, payable on or before December 31, 2018, of which $300,000 is subject to Mr. Moore not revoking his agreement to release age discrimination claims during a seven-day revocation period that ends on November 8, 2018. Also, subject to the expiration of the seven-day revocation period and the executive’s proper election of COBRA continuation benefits, we agreed to reimburse Mr. Moore’s portion of COBRA premiums for a maximum of six months, which reimbursement will cease at any time he becomes eligible for group medical coverage from another employer. The separation agreement also includes a release of claims by Mr. Moore against us, our directors, stockholders, employees, agents, attorneys, consultants and affiliates.
The preceding summary of the separation agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as Exhibit 10.3 to this report and incorporated herein by reference.

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

10.1#
Amendment No. 2, dated as of July 10, 2018, between Stingray Pressure Pumping, LLC and Gulfport Energy Corporation to that certain Amended & Restated Master Services Agreement for Pressure Pumping Services, effective as of October 1, 2014, as amended effective January 1, 2016 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, File No. 000-19514, filed by the Company with the SEC on August 2, 2018).

10.2*	Second Amendment to Sand Supply Agreement, dated as of August 6, 2018, between Gulfport Energy Corporation and Muskie Proppant LLC.

10.3*+	Separation and Release Agreement, effective October 29, 2018, by and between Gulfport Energy Corporation and Michael G. Moore.

31.1*	Certification of Interim Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*
Certification of Interim Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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
#
Confidential treatment as to certain portions was granted with respect to this amendment and extended with respect to the original agreement by the SEC on September 17, 2018, which portions have been omitted and filed separately with the SEC.

+	Management contract, compensatory plan or arrangement.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 1, 2018

GULFPORT ENERGY CORPORATION

By:	/s/ Keri Crowell
Keri Crowell Chief Financial Officer