Form 10-K
period 2018-12-31
GULFPORT ENERGY CORP
filed 2019-02-28
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018 OR

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
Large Accelerated filer  ☒    Accelerated filer   ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 30, 2018, based on the closing price of the common stock on the NASDAQ Global Select Market on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter ($12.57 per share), was $2,178,406,831.
As of February 18, 2019, 162,986,045 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Gulfport Energy Corporation’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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
General
We are an independent oil and natural gas exploration and production company focused on the exploration, exploitation, acquisition and production of natural gas, crude oil and natural gas liquids, or NGLs, in the United States. Our corporate strategy is to internally identify prospects, acquire lands encompassing those prospects and evaluate those prospects using subsurface geology and geophysical data and exploratory drilling. Using this strategy, we have developed an oil and natural gas portfolio of proved reserves, as well as development and exploratory drilling opportunities on high potential conventional and unconventional oil and natural gas prospects. Our principal properties are located in the Utica Shale primarily in Eastern Ohio and the SCOOP Woodford and SCOOP Springer plays in Oklahoma. In addition, among other interests, we hold an acreage position along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields, an acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, or Grizzly, and an approximate 21.9% equity interest in Mammoth Energy Services, Inc., or Mammoth Energy, a company listed on the Nasdaq Global Select Market (TUSK) that serves the electric utility and oil and natural gas industries. We seek to achieve reserve growth and increase our cash flow through our annual drilling programs.
As of February 15, 2019, we held leasehold interests in approximately 241,000 gross (210,000 net) acres in the Utica Shale primarily in Eastern Ohio. In 2018, we spud 23 gross (19.5 net) wells, of which three were completed as producing wells and, as of December 31, 2018, 20 were in various stages of completion. We commenced sales from 35 gross and net wells in the Utica Shale during 2018. During 2019 (through February 15, 2019), we spud five gross (3.7 net) wells. As of February 15, 2019, three of these wells were in various stages of completion and the other two were still drilling. In addition, other operators drilled 28 gross (4.4 net) wells and commenced sales from 32 gross (9.4 net) wells on our Utica Shale acreage in 2018.
We currently intend to drill 13 to 15 gross (10 to 11 net) horizontal wells, and commence sales from 47 to 51 gross (40 to 45 net) horizontal wells on our Utica Shale acreage in 2019. We currently anticipate two to three net horizontal wells will be drilled, and sales commenced from two to three net horizontal wells, by other operators on our Utica Shale acreage in 2019.
Aggregate net production from our Utica Shale acreage during the three months ended December 31, 2018 was approximately 102,665 million cubic feet of natural gas equivalent, or MMcfe, or 1,115.9 MMcfe per day, of which 97% was from natural gas and 3% was from oil and NGLs.
As of February 15, 2019, we held leasehold interests in approximately 50,000 net surface acres in the SCOOP. In 2018, we spud 13 gross (12.1 net) wells, of which four were completed as producing wells and, as of December 31, 2018, nine were in various stages of completion. We commenced sales from 15 gross (12.8 net) wells in the SCOOP during 2018. During 2019 (through February 15, 2019), we spud two gross (1.6 net) wells. As of February 15, 2019, both of these wells were still drilling. In addition, other operators drilled 40 gross (3.1 net) wells and commenced sales from 47 gross (3.6 net) wells on our SCOOP acreage during 2018.
We currently intend to drill nine to ten gross (seven to eight net) horizontal wells, and commence sales from 15 to 17 gross (14 to 15 net) horizontal wells on our SCOOP acreage in 2019. We currently anticipate one to two net horizontal wells will be drilled, and sales commenced from one to two net horizontal wells, by other operators on our SCOOP acreage in 2019.
Aggregate net production from our SCOOP acreage during the three months ended December 31, 2018 was approximately 24,406 MMcfe, or an average of 265.3 MMcfe per day, of which 70% was from natural gas and 30% was from oil and NGLs.
In 2018, at our WCBB field, we did not spud any new wells and recompleted 32 existing wells. In the fourth quarter of 2018, net production at WCBB was approximately 837 MMcfe, or an average of 9.1 MMcfe per day, all of which was from oil.
In 2018, at our East Hackberry field, we did not spud any new wells and recompleted 15 existing wells. In the fourth quarter of 2018, net production at East Hackberry was approximately 115 MMcfe, or an average of 1.2 MMcfe per day, all of which was from oil.
In 2018, at our West Hackberry field, we did not spud any new wells. In the fourth quarter of 2018, net production at West Hackberry was approximately 17 MMcfe, or an average of 186.2 thousand cubic feet of natural gas equivalent, or Mcfe, per day, all of which was from oil.

We do not anticipate any material activities in our Southern Louisiana fields during 2019.
As of December 31, 2018, we held leasehold interests in approximately 2,900 net acres in the Niobrara Formation in Northwestern Colorado. During the year ended December 31, 2018, there were no wells spud on our Niobrara Formation acreage. In the fourth quarter of 2018, net production from our Niobrara Formation acreage was approximately 23 MMcfe, or an average of 251.0 Mcfe per day, all of which was from oil.
As of December 31, 2018, we held leasehold interests in approximately 780 net acres in the Bakken Formation of Western North Dakota and Eastern Montana, interests in 18 wells and overriding royalty interests in certain existing and future wells. In the fourth quarter of 2018, our net production from this acreage was approximately 76 MMcfe, or an average of 827.1 Mcfe per day, of which 86% was from oil and 14% was from natural gas and natural gas liquids.
We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. As of December 31, 2018, Grizzly had approximately 830,000 net acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. For additional information regarding Grizzly, see "-Our Equity Investments–Grizzly Oil Sands" below.
We own a 23.5% ownership interest in Tatex Thailand II, LLC, or Tatex II. Tatex II, a privately held entity, holds an 8.5% interest in APICO, LLC, or APICO, an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 108,000 acres which includes the Phu Horm Field. For additional information regarding Tatex II and our other activities in Southeast Asia, see "-Our Equity Investments–Thailand" below.
In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. For additional information regarding these entities, see "-Our Equity Investments–Other Investments" below.
As of December 31, 2018, we had 4.7 trillion cubic feet of natural gas equivalent, or Tcfe, of proved reserves with a present value of estimated future net revenues, discounted at 10%, or PV-10, of approximately $3.4 billion and associated standardized measure of discounted future net cash flows of approximately $3.0 billion, excluding reserves attributable to our interests in Grizzly and Tatex II. See Item 2. "Properties-Proved Oil and Natural Gas Reserves” for our definition of PV-10 (a non-GAAP financial measure) and a reconciliation of our standardized measure of discounted future net cash flows (the most directly comparable GAAP measure) to PV-10.
Principal Oil and Natural Gas Properties
The following table presents certain information as of December 31, 2018 reflecting our net interest in our principal producing oil and natural gas properties in the Utica Shale primarily in Eastern Ohio, the SCOOP in Oklahoma, along the Louisiana Gulf Coast, in the Niobrara Formation in Northwestern Colorado and in the Bakken Formation in Western North Dakota and Eastern Montana.

								Proved Reserves
Field	Average NRI/WI (1)	Productive Wells		Non-Productive Wells		Developed Acreage (2)		Gas	Oil	NGLs	Total
	Percentages	Gross	Net	Gross	Net	Gross	Net	MMcf	MBbls	MBbls	MMcfe
Utica Shale (3)	44.26/54.44	567	308	5	4.23	92,594	72,693	3,123,629	5,289	32,500	3,350,363
SCOOP (4)	24.34/30.20	576	173.27	33	27.83	48,658	34,532	1,009,971	12,937	48,020	1,375,713
West Cote Blanche Bay Field (5)	80.108/100	69	69	146	146	5,668	5,668	18	1,834	—	11,022
E. Hackberry Field (6)	82.33/100	14	14	130	130	2,910	2,910	35	276	—	1,692
W. Hackberry Field	87.50/100	2	2	7	7	727	727	—	391	—	2,346
Niobrara Formation	34.52/48.61	3	1.46	—	—	1,998	999	—	128	—	768
Bakken Formation	1.51/1.83	18	0.3	—	—	386	77	227	195	—	1,398
Overrides/Royalty Non-operated	Various	673	0.9	—	—	—	—	9	—	—	9

Total		1,922	568.93	321	315.06	152,941	117,606	4,133,889	21,050	80,520	4,743,311

(1)	Net Revenue Interest (NRI)/Working Interest (WI) for producing wells.

(2)	Developed acres are acres spaced or assigned to productive wells. Approximately 43% of our acreage is developed acreage and has been held by production.

(3)	Includes NRI/WI from wells that have been drilled or in which we have elected to participate. Includes 245 gross (41.44 net) wells drilled by other operators on our acreage.
(4) Includes NRI/WI from wells that have been drilled or in which we have elected to participate. Includes 392 gross (30.02 net) wells drilled by other operators on our acreage.

(5)
We have a 100% working interest (80.108% average NRI) from the surface to the base of the 13900 Sand which is located at 11,320 feet. Below the base of the 13900 Sand, we have a 40.40% non-operated working interest (29.95% NRI).

(6)	NRI shown is for producing wells.
Utica Shale (primarily in Eastern Ohio)
Location and Land
As of December 31, 2018, we held leasehold interests in approximately 241,000 gross (210,000 net) acres in the Utica Shale.
Area History
As of December 31, 2018, the Ohio Department of Natural Resources reported that there were 2,138 producing horizontal wells, 246 horizontal wells that had been drilled but were not yet completed or connected to a pipeline, 116 horizontal wells that were being drilled and an additional 449 horizontal wells that had been permitted.
Geology
The Utica Shale is located in the Appalachian Basin of the United States and Canada. The Utica Shale is a rock unit comprised of organic-rich calcareous black shale that was deposited about 440 million to 460 million years ago during the Late Ordovician period. It overlies the Trenton Limestone and is located a few thousand feet below the Marcellus Shale.
The source rock portion of the Utica Shale underlies portions of Kentucky, Maryland, New York, Ohio, Pennsylvania, Tennessee, West Virginia and Virginia in the United States and is also present beneath parts of Lake Ontario, Lake Erie and Ontario, Canada. Throughout this area, the Utica Shale ranges in thickness from less than 100 feet to over 800 feet. There is a general thinning from east to west. Across our position, the Utica Shale ranges in thickness from over 600 to over 750 feet.
The application of horizontal drilling, combined with multi-staged hydraulic fracturing to create permeable flow paths from shale units into wellbores, were the key technologies that unlocked development of the Devonian-age Marcellus Shale and the Ordovician-age Utica Shale in the Appalachian Basin states of Pennsylvania, West Virginia, Southern New York and Eastern Ohio. This proven technology has potential for application in other shale units which extend across much of the Appalachian Basin region.
Facilities
There are standard land oil and natural gas processing facilities in the Utica Shale. Our facilities located at well site pads include storage tank batteries, oil/gas/water separation equipment, vapor recovery units, line heaters, compression emission control devices and applicable metering.
Recent and Future Activities
We spud our first well, the Wagner 1-28H, on our Utica Shale acreage in February 2012 and, as of December 31, 2018, had spud 385 gross wells, 290 of which were completed and were producing. In 2018, we spud 23 gross (19.5 net) wells, of which three were completed as producing wells and, as of December 31, 2018, 20 were in various stages of completion. We commenced sales from 35 gross and net wells in the Utica Shale during 2018. During 2019 (through February 15, 2019), we spud five gross (3.7 net) wells. As of February 15, 2019, three of these wells were in various stages of completion and the other two were still drilling. In addition, other operators drilled 28 gross (4.4 net) wells and commenced sales from 32 gross (9.4 net) wells on our Utica Shale acreage in 2018.

We currently intend to drill 13 to 15 gross (10 to 11 net) horizontal wells, and commence sales from 47 to 51 gross (40 to 45 net) horizontal wells, on our Utica Shale acreage in 2019. We currently anticipate two to three net horizontal wells will be drilled, and sales commenced from two to three net horizontal wells, by other operators on our Utica Shale acreage during 2019. As of February 15, 2019, we had two operated horizontal rig drilling in the play. We plan to run, on average, approximately one operated horizontal rig in the Utica Shale in 2019.
Production Status
Aggregate net production from our Utica Shale acreage during the three months ended December 31, 2018 was approximately 102,665 MMcfe, or 1,115.9 MMcfe per day, of which 97% was from natural gas and 3% was from oil and NGLs.
SCOOP (Oklahoma)
Location and Land
As of December 31, 2018, we held leasehold interests in approximately 66,000 gross (50,000 net) surface acres in the SCOOP and approximately 92,000 net reservoir acres, which includes 50,000 net Woodford acres and 42,000 net Springer acres.
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
Geology
The SCOOP play of Oklahoma is located in the southeast portion of the prolific Anadarko Basin. The SCOOP play mainly targets the Devonian to Mississippian aged Woodford Shale. The Woodford Shale is a silica and highly organic rich black shale that was deposited about 320 million to 370 million years ago. Across our position, the Woodford Shale ranges in thickness from 200 to over 400 feet and directly overlies the Hunton Limestone and underlies the Sycamore formation, both of which are also locally productive reservoirs. The Sycamore formation is age equivalent to the Meramec and Osage being developed in the STACK, or Sooner Trend Anadarko Basin Canadian and Kingfisher Counties, play and is located between the organic-rich Woodford and Caney Shales. The Sycamore formation is approximately 250 feet thick across our acreage position, presenting a significant development target.
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
Upon our acquisition of these assets, we focused on the high-grading of equipment for our rig fleet to drive efficiencies and lower drill days in the play. Improved well performance has also been realized with enhanced completion designs compared to historical practices for the area. Our 2018 drilling program concentrated on SCOOP Woodford wells, however, during 2018, we also spud and commenced sales from one upper Sycamore well.
In 2018, we spud 13 gross (12.1 net) wells, of which four were completed as producing wells and, as of December 31, 2018, nine were in various stages of completion. We commenced sales from 15 gross (12.8 net) wells in the SCOOP during 2018. During 2019 (through February 15, 2019), we spud two gross (1.6 net) wells. As of February 15, 2019, both of these wells were still drilling. In addition, other operators drilled 40 gross (3.1 net) wells and commenced sales from 47 gross (3.6 net) wells on our SCOOP acreage in 2018.
We currently intend to drill nine to ten gross (seven to eight net) horizontal wells, and commence sales from 15 to 17 gross (14 to 15 net) horizontal wells, on our SCOOP acreage in 2019. We currently anticipate one to two net horizontal wells will be drilled, and sales commenced from one to two net horizontal wells, by other operators on our SCOOP acreage during 2019. As of February 15, 2019, we had two operated horizontal rigs drilling in the play. We intend to run, on average, approximately 1.5 operated horizontal rigs in the SCOOP during 2019.
Production Status
Aggregate net production from our SCOOP acreage during the three months ended December 31, 2018 was approximately 24,406 net MMcfe, or 265.3 MMcfe per day, of which 70% was from natural gas and 30% was from oil and natural gas liquids.
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
Area History and Production
Texaco, now part of Chevron Corporation, drilled the discovery well in this field in 1940 based on a seismic and gravitational anomaly. WCBB was subsequently developed on an even 160-acre pattern for much of the remainder of the decade. Developmental drilling continued and reached its peak in the 1970s when over 300 wells were drilled in the field. Of the 1,093 wells drilled as of December 31, 2018, 980 were completed as producing wells. From the date of our acquisition of WCBB in 1997 through December 31, 2018, we drilled 273 new wells, 240 of which were productive, for an 88% success rate. As of December 31, 2018, estimated field cumulative gross production was 200 MMBO and 238 Bcf of gas. Of the 1,093 wells drilled in WCBB as of December 31, 2018, 69 were producing, 146 were shut-in, and six were being used as salt water disposal wells. The other 872 wells have been plugged and abandoned.
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
There are over 100 distinct sandstone reservoirs recognized throughout most of the field, and nearly 200 major and minor discrete intervals have been tested. Within the 1,093 wells that had been drilled in the field as of December 31, 2018, over 4,000 potential zones have been penetrated. These sands are highly porous and permeable reservoirs primarily with a strong water drive.
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
Recent Activity
In 2018, at our WCBB field, we recompleted 32 existing wells and spud no new wells. As of February 15, 2019, no existing wells had been recompleted during 2019 in our WCBB field.
Production Status
In the fourth quarter of 2018, our net production at WCBB was approximately 837 MMcfe, or an average of 9.1 MMcfe per day, all of which was from oil.
East Hackberry Field
Location and Land
The East Hackberry field in Louisiana is located along the western shore and the land surrounding Lake Calcasieu, 15 miles inland from the Gulf of Mexico. We own a 100% working interest (approximately 82.33% average NRI) in certain producing oil and natural gas properties situated in the East Hackberry field. As of December 31, 2018, we held beneficial interests in approximately 4,116 acres, including the Erwin Heirs Block, which is located on land, and the adjacent State Lease 50 Block, which is located primarily in the shallow waters of Lake Calcasieu.
Area History and Production
The East Hackberry field was discovered in 1926 by Gulf Oil Company, now Chevron Corporation, by a gravitational anomaly survey. The massive shallow salt stock presented an easily recognizable gravity anomaly indicating a productive field. Initial production began in 1927 and has continued to the present. The estimated cumulative oil and condensate production through 2018 was over 4,758 MBO and 332 Bcf of casinghead gas production. A total of 272 wells have been drilled on our portion of the field. As of December 31, 2018, 14 wells had daily production, 130 were shut-in and three had been converted to salt water disposal wells. The remaining 125 wells had been plugged and abandoned.
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
Facilities
We have a field office that serves both the East and West Hackberry fields. In addition, we own and operate two production facilities at East Hackberry that include one land based tank batteries, a production barge, two natural gas compressors, dehydration units and salt water disposal systems.
Recent Activity

During 2018 at East Hackberry, we recompleted 15 existing wells and spud no new wells. As of February 15, 2019, no existing wells had been recompleted during 2019 in our East Hackberry field.
Production Status
In the fourth quarter of 2018, our net production at East Hackberry was approximately 115 MMcfe, or an average of 1.2 MMcfe per day, all of which was from oil.
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
Area History
The first discovery well at West Hackberry was drilled in 1938 and the field was developed by Superior Oil Company, now ExxonMobil Corporation, between 1938 and 1988. The estimated cumulative oil and condensate production through 2018 was 493 MBO and 140 Bcf of natural gas. As of December 31, 2018, 42 wells had been drilled on our portion of West Hackberry. As of December 31, 2018, two of such wells were producing, seven were shut-in and one was being used as a salt water disposal well. The remaining 32 wells have been plugged and abandoned.
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
Recent Activity
During 2018 at West Hackberry, we did not spud any new wells. As of February 15, 2019, no existing wells had been recompleted during 2019 in our West Hackberry field.
Production Status
In the fourth quarter of 2018, our net production at West Hackberry was approximately 17 MMcfe, or an average of 186.2 Mcfe per day, all of which was from oil.
Facilities
We own and operate a production facility at West Hackberry that includes a land based tank battery and salt water disposal system.
We do not anticipate any material activities in our Southern Louisiana fields during 2019.
Niobrara Formation (Northwestern Colorado)
Location and Land
Effective as of April 1, 2010, we acquired leasehold interests in the Niobrara Formation in Northwestern Colorado and, as of December 31, 2018, we held leases for approximately 2,900 net acres. In 2018, no wells were spud on our Niobrara Formation acreage.

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
Production Status
In the fourth quarter of 2018, net production from our Niobrara Formation acreage was approximately 23 MMcfe, or an average of 251.0 Mcfe per day, all of which was from oil.
Facilities
There are typical land oil and natural gas processing facilities in the Niobrara Formation. Our facilities located at well locations include storage tank batteries, oil/gas/water separation equipment and pumping units.
Recent Activity
There were no new wells drilled on our Niobrara Formation acreage in 2018. We do not anticipate drilling any wells in the Niobrara Formation during 2019.
Bakken Formation
Location and Land
The Bakken Formation is located in the Williston Basin areas of Western North Dakota and Eastern Montana. As of December 31, 2018, we held approximately 780 net acres, interests in 18 wells and overriding royalty interests in certain existing and future wells.
Production Status
In the fourth quarter of 2018, our net production from this acreage was approximately 76 MMcfe, or an average of 827.1 Mcfe per day, of which 86% was from oil and 14% was from natural gas and natural gas liquids.
Facilities
There are typical land, oil and natural gas processing facilities in the Williston Basin. The facilities located at well locations include storage tank batteries, oil/gas/water separation equipment and pumping units.

Recent Activities
There were no new wells drilled on our Bakken Formation acreage in 2018. We do not anticipate drilling any wells in the Bakken Formation during 2019.
Additional Properties
In addition to our core properties discussed above, we also own working interests and overriding royalty interest in various fields in Louisiana, Texas and Oklahoma as described in the following table as of December 31, 2018:

Field	State	Parish/County	Average Working Interest	Overriding Royalty Interests	Producing Wells	Non-Producing Wells
Deer Island	Louisiana	Terrebonne	3.13%	—	—	1
Napoleonville	Louisiana	Assumption	—	2.5%	3	—
Crest	Texas	Ochiltree	2.00%	—	1	—
Eagle City South	Oklahoma	Dewey	1.04%	—	1	—
Fay South	Oklahoma	Blaine	0.30%	—	1	—
Fay East	Oklahoma	Blaine	0.15%	—	1	—
Squaw Cheek	Oklahoma	Blaine	0.13%	—	1	—
Watonga Chickasha Trend	Oklahoma	Canadian	0.05%	—	1	—
Green River Basin	Colorado	Moffat	0.07%	—	2	—

Our Equity Investments
Grizzly Oil Sands. We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. As of December 31, 2018, Grizzly had approximately 830,000 net acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. Grizzly has high-graded three oil sands projects to various stages of development. Grizzly commenced commercial production from its Algar Lake Phase 1 steam-assisted gravity drainage, or SAGD, oil sand project during the second quarter of 2014 and has regulatory approval for up to 11,300 barrels per day of bitumen production. Algar Lake production peaked at 2,200 barrels per day during the ramp-up phase of the SAGD facility, however, in April 2015, Grizzly made the decision to suspend operations at its Algar Lake facility due to the commodity price drop and its effect on project economics. Grizzly continues to monitor market conditions as it assesses startup plans for the facility. Grizzly also owns the May River property comprising approximately 47,000 acres. An initial 12,000 barrel per day development application covering the eastern portion of the May River lease has been deemed complete from the Alberta Energy Regulator and is awaiting final approval. A 2-D seismic program covering approximately 83 kilometers has been completed to more fully define the resource over the remaining lease beyond the development application area. In 2017, Grizzly advanced plans for cold heavy oil sands production, or CHOPS, at its Cadotte property in Peace River. However, plans for development are dependent on stabilized commodity prices. Grizzly continues to advance rail marketing strategies to ensure consistent and flexible access to premium markets for its future production. Grizzly is also advancing a project to utilize its Windell truck to rail terminal located near Conklin, Alberta, for movement of liquefied petroleum gas, or LPG, into the oil sands area for use in Thermal applications by SAGD producers.
Thailand. We own a 23.5% ownership interest in Tatex II. Tatex II, a privately held entity, holds an 8.5% interest in APICO, an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 108,000 acres which includes the Phu Horm Field. Our investment is accounted for on the equity method. Tatex II accounts for its investment in APICO using the cost method. In December 2006, first gas sales were achieved at the Phu Horm field located in northeast Thailand. Phu Horm's initial gross production was approximately 60 MMcf per day. For 2018, net gas production was approximately 78 MMcf per day and condensate production was 245 barrels per day. PTT Exploration and Production Public Company Limited operates the field with a 55% interest. Other interest owners include APICO (35% interest) and ExxonMobil (10% interest). Our gross working interest (through Tatex II as a member of APICO) in the Phu Horm field is 0.7%. Since our ownership in the Phu Horm field is indirect and Tatex II's investment in APICO is accounted for by the cost method, these reserves are not included in our year-end reserve information.
Other Investments. In connection with Mammoth Energy's initial public offering, or IPO, in October 2016, we received 9,150,000 shares of Mammoth Energy common stock in return for our contribution to Mammoth Energy of our 30.5% interest in Mammoth Energy Partners LLC. In June 2017, we received an additional 2,000,000 shares of Mammoth Energy common stock in connection with our contribution of all of our equity interests in three other entities to Mammoth Energy. We sold 76,250 shares of our Mammoth Energy common stock in the IPO and an additional 1,354,574 shares in a subsequent underwritten public offering in 2018. As a result, as of December 31, 2018, we owned 9,829,548 shares, or approximately 21.9%, of Mammoth Energy’s outstanding common stock.
In February 2016, we, through our wholly owned subsidiary Gulfport Midstream Holdings, LLC, or Midstream Holdings, entered into an agreement with Rice Midstream Holdings LLC, or Rice, a subsidiary of Rice Energy Inc., to develop natural gas gathering assets in eastern Belmont County and Monroe County, Ohio, which we refer to as the dedicated areas, through a new entity, Strike Force Midstream LLC, or Strike Force. In 2017, Rice was acquired by EQT Corporation, or EQT. Prior to the sale of the Company's interest in Strike Force (discussed below), the Company owned a 25% interest in Strike Force, and EQT acted as operator and owned the remaining 75% interest. Strike Force's gathering assets provide gathering services for wells operated by Gulfport and other operators and connectivity of existing dry gas gathering systems. First flow for Strike Force commenced on February 1, 2016. In May 2018, the Company sold its 25% interest in Strike Force to EQT Midstream Partners, LP for proceeds of $175.0 million in cash.
See Note 4 to our consolidated financial statements included elsewhere in this report for additional information regarding these and our other equity investments.
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
Marketing and Customers
The availability of a ready market for any oil and/or natural gas we produce depends on numerous factors beyond the control of our management, including but not limited to the demand for oil and natural gas and the level of domestic production and imports of oil, the proximity and capacity of gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and natural gas production and federal regulation of gas sold in interstate commerce. Both our Utica Shale and SCOOP natural gas production is sold to various counterparties through established NAESBs at the plant tailgates and various central delivery points owned and operated by third party midstream companies. Our natural gas production is sold under monthly, seasonal and long-term contracts and, as needed, through daily transactions. When sold in basin, pricing is typically based on Platts Gas Daily - Texas Eastern M2 Zone for our Utica Shale acreage and Platts Gas Daily - Panhandle Tx-Ok and NGPL Midcontinent for our SCOOP acreage. To maintain flow assurance and price stability, and as discussed under "–Transportation and Takeaway Capacity," we have entered into agreements in both the Utica and SCOOP basins to transport a portion of our natural gas production to various delivery points. These agreements allow us to price the molecules at those various downstream markets less transportation charges. The majority of our Utica oil is sold to purchasers at the tailgate of a condensate stabilizer located near Cadiz, Ohio, owned and operated by MPLX Energy Logistics, or MPLX. Our SCOOP oil is sold at the lease to various purchasers at respective area postings. In Southern Louisiana, our oil is sold to parties taking custody at the lease or at the outlet from a Gulfport oil storage barge. Our NGLs in the Utica Shale are primarily fractionated at MPLX's Hopedale facility. The majority of the product is marketed by the operator with Gulfport receiving the benefit from the MPLX's aggregation and established logistic network. Our SCOOP NGLs are primarily sent to Mont Belvieu on our commitment to DCP Southern Hills and purchased at the fractionation facility. For the year ended December 31, 2018, sales to BP Energy Company, or BP, and ECO-Energy accounted for approximately 17% and 10%, respectively, of our total oil, natural gas and NGL revenues, before the effects of hedging.
As of December 31, 2018, we had an average of approximately 663,000 MMBtu per day of firm sales contracted with third parties for 2019. We had an average of approximately 526,000 MMBtu per day, 372,000 MMBtu per day, 272,000 MMBtu per day, 255,000 MMBtu per day and 212,000 MMBtu per day contracted with third parties for 2020, 2021, 2022, 2023 and thereafter, respectively.

Transportation and Takeaway Capacity
In Ohio and Oklahoma, as of December 31, 2018, we had entered into firm transportation contracts to deliver approximately 1,205,000 MMBtu to 1,405,000 MMBtu per day for 2019 and 2020. We continuously monitor the need to secure additional firm transportation contracts for incremental volumes from our Utica Shale and SCOOP acreage but expect additional long term contracts to be limited in 2019. Our primary long-haul firm transportation commitments include the following:

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

•
150,000 MMBtu per day of firm capacity on Energy Transfer’s Rover Pipeline facilities, 50,000 of which began in 2017 allowing additional access to Midwest delivery points, and 100,000 of which began in 2018 allowing additional access to Canadian, Midwest and Gulf Coast delivery points; and

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
Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act, or OPA, and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers, or the Corps. On June 29, 2015, the EPA and the Corps jointly promulgated final rules redefining the scope of waters protected under the Clean Water Act. The rules are subject to ongoing litigation and have been stayed in more than half the States. Also, on December 11, 2018, the EPA and the Corps released a proposed rule that would replace the 2015 rule, and significantly reduce the waters subject to federal regulation under the Clean Water Act. Such proposal is currently subject to public review and comment, after which additional legal challenges are anticipated. As a result of such recent developments, substantial uncertainty exists regarding the scope of waters protected under the Clean Water Act. To the extent the rule expands the range of properties subject to the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
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
Climate Change. In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases. The EPA has finalized a series of greenhouse gas monitoring, reporting and emission control rules for the oil and natural gas industry and the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Although the U.S. Congress has not adopted such legislation at this time, it may do so in the future and many states continue to pursue regulations to reduce greenhouse gas emissions.
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
Endangered Species Act
Environmental laws such as the Endangered Species Act, or the ESA and analogous state statutes, may impact exploration, development and production activities on public or private lands. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the U.S., and restricts activities that may adversely affect listed species or their habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act, though, in December 2017, the U.S. Fish and Wildlife Service provided guidance limiting the reach of the Act. Federal agencies are required to insure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of our facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. The U.S. Fish and Wildlife Service may identify, however, previously unidentified endangered or threatened species or may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species, which could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.
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
Additionally, on June 28, 2016, EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.
On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes NSP standards to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rule seeks to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and VOC emissions for certain new, modified and reconstructed equipment, processes and activities across the oil and natural gas sector. However, in a March 28, 2017 executive order, President Trump directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rule making to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. On June 16, 2017, the EPA published a proposed rule to stay for two years certain requirements of the 2016 regulations, including fugitive emission requirements. Also, on October 15, 2018, the EPA published a proposed rule to significantly reduce regulatory burdens imposed by the 2016 regulations, including, for example, reducing the monitoring frequency for fugitive emissions and revising the requirements for pneumatic pumps at well sites. The above standards, to the extent implemented, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions.
In addition, on March 26, 2015, the Bureau of Land Management, or BLM, published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to the BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water. Also, on November 15, 2016, the BLM finalized a waste prevention rule to reduce the flaring, venting and leaking of methane from oil and gas operations on federal and Indian lands. The rule requires operators to use currently available technologies and equipment to reduce flaring, periodically inspect their operations for leaks, and replace outdated equipment that vents large quantities of gas into the air. The rule also clarifies when operators owe the government royalties for flared gas. On March 28, 2017, President Trump signed an executive order directing the BLM to review the above rules and, if appropriate, to initiate a rulemaking to rescind or revise them. Accordingly, on December 29, 2017, the BLM published a final rule to rescind the 2015 hydraulic fracturing rule; however, a coalition of environmentalists, tribal advocates and the state of California filed lawsuits challenging the rule rescission. Also, on February 22, 2018, the LM published proposed amendments to the waste prevention rule that would eliminate certain air quality provisions and, on April 4, 2018, a federal district court stayed certain provisions of the 2016 rule. At this time, it is uncertain when, or if, the rules will be implemented, and what impact they would have on our operations.
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
In July 2015, the Ohio Department of Natural Resources, or the ODNR, enacted a comprehensive set of rules to regulate the construction of horizontal well pads.  Under these new rules, operators must submit detailed horizontal well pad design packages prepared by a professional engineer for review and certification by the ODNR Division of Oil and Gas Resources Management prior to the commencement of any oil and natural gas activity.  These rules resulted in increased construction costs for operators.  Furthermore, pursuant to new rules approved in August 2016, operators must immediately notify ODNR regarding certain oil and natural gas releases. Also, on November 20, 2018, Ohio EPA announced that it intends to develop new rules that would cover air pollution emissions associated with non-conventional oil and gas facilities.

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
Currently, we have general liability insurance coverage with an annual aggregate limit of up to $101.0 million which includes sudden and accidental pollution for the effects of onshore and offshore pollution on third parties arising from our operations as well as $10.0 million of gradual pollution insurance coverage. For our offshore WCBB properties, we also have a $52.0 million property physical damage policy which insures against most operational perils, such as explosions, fire, vandalism, theft, hail and windstorms, provided, however, that this policy is limited to $16.0 million for damages arising as a result of a named windstorm. All of our insurance coverage includes deductibles of up to $250,000 per occurrence ($1.75 million in the case of a named windstorm) that must be met prior to recovery. Additionally, our insurance is subject to customary exclusions and limitations. We reevaluate the purchase of insurance, policy terms and limits annually. Future insurance coverage for our industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that we believe are economically acceptable. No assurance can be given that we will be able to maintain insurance in the future at rates that we consider reasonable and we may elect to maintain minimal or no insurance coverage. We may not be able to secure additional insurance or bonding that might be required by new governmental regulations. This may cause us to restrict our operations, which might severely impact our financial position. The occurrence of a significant event, not fully insured against, could have a material adverse effect on our financial condition and results of operations.
We carry control of well insurance for all of our Utica Shale and SCOOP wells and several Southern Louisiana wells. We also require all of our third party vendors to sign master service agreements in which they agree to indemnify us for injuries and deaths of the service provider's employees as well as contractors and subcontractors hired by the service provider.
We have prepared and have in place spill prevention control and countermeasure plans for each of our principal facilities in response to federal and state requirements. The plans are reviewed annually and updated as necessary. As required by applicable regulations, our facilities are built with secondary containment systems to capture potential releases. We also own additional spill kits with oil booms and absorbent pads that are readily available, if needed. In addition, we have emergency response companies on retainer. These companies specialize in the clean up of hydrocarbons as a result of spills, blow-outs and natural disasters, and are on call to us 24 hours a day, seven days a week when their services are needed. We pay these companies a retainer plus additional amounts when they provide us with clean up services. Our aggregate payments for the retainer and clean up services during 2018 and 2017 were approximately $0.6 million and $0.2 million. While these companies have been able to meet our service needs when required from time to time in the past, it is possible that the ability of one or more of them to provide services to us in the future, if and when needed, could be hindered or delayed in the event of a widespread disaster. However, in light of the areas in which we operate and the nature of our production, we believe other companies would be available to us in the event our primary remediation companies are unable to perform. To supplement our planning and operation activities in Ohio, Oklahoma and Louisiana, we also actively manage an incident response planning program and coordinate with applicable state agency personnel on spills and releases through the Ohio, Oklahoma and Louisiana Incident Notification Hotlines. We also participate in the Ohio, Oklahoma and Louisiana Emergency Planning and Community Right to Know Act (EPCRA) programs, which includes reporting of various materials used or stored on-site as well as notification to state and local emergency response centers, such as local fire departments, for emergency planning purposes.
Headquarters and Other Facilities
We own an office building with approximately 120,000 square feet of office space in Oklahoma City, Oklahoma that serves as our corporate headquarters. We also own an approximately 28,500 square foot office building in Oklahoma City, Oklahoma where some of our employees office.
We own an approximately 12,300 square foot building located in St. Clairsville, Ohio that serves as our headquarters for our Ohio operations. We also own an approximately 12,500 square foot building in Lafayette, Louisiana. This building contains approximately 6,200 square feet of finished office area and 6,300 square feet of clear span warehouse area. We lease approximately 3,700 square feet in a building in Lafayette that we use as our Louisiana headquarters. We also lease an office in Lindsay, Oklahoma that serves as our Oklahoma production field office. Each of these properties is suitable and adequate for its use.
Employees
At December 31, 2018, we had 350 employees.
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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During 2017, West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate or WTI, prices ranged from $42.48 to $60.46 per barrel and the Henry Hub spot market price of natural gas ranged from $2.44 to $3.71 per MMBtu. During 2018, WTI prices ranged from $44.48 to $77.41 per barrel and the Henry Hub spot market price of natural gas ranged from $2.49 to $6.24 per MMBtu. If the prices of oil and natural gas decline, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could limit our liquidity and ability to conduct additional exploration and development activities.
Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition and reduce our future growth rate.
Our future growth prospects are dependent upon our ability to identify optimal strategies for our business. In developing our 2019 business plan, we considered allocating capital and other resources to various aspects of our businesses, including well development, reserve acquisitions, midstream infrastructure and other activities. We also considered our likely sources of capital. Notwithstanding the determinations made in the development of our 2019 plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, including the appropriate rate of reserve development, or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2019 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.
We periodically engage in acquisitions, dispositions and other strategic transactions, including equity investments and joint ventures such as our recent midstream agreement with EQT. These transactions involve various inherent risks, such as changes in prevailing market conditions, our ability to obtain the necessary regulatory approvals, the timing of and conditions that may be imposed on us by regulators and our ability to achieve benefits anticipated to result from the transactions. Further, our equity investments and joint venture arrangements may restrict our operational and corporate flexibility and subject us to risks and uncertainties, such as committing us to fund operating and/or capital expenditures, the timing and amount of which we may not be able to control. Further, the counterparties to these transactions may not satisfy their obligations to the joint venture. Our inability to complete a transaction or to achieve our strategic or financial goals in any transaction could have significant adverse effects on our earnings, cash flows and financial position.
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
Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, or both. To increase reserves and production, we undertake development, exploration and other replacement activities or use third parties to accomplish these activities. We have made and expect to make in the future substantial capital expenditures in our business and operations for the development, production, exploration and acquisition of oil and natural gas reserves. For example, we currently estimate our exploration and production capital expenditures for 2019 to be in the range of $525.0 million to $550.0 million and an additional $40.0 million to $50.0 million for leasehold expenditures, primarily lease extensions and infill leasing within our Utica Shale and Scoop development plans.
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
We cannot assure you that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Further, our actual capital expenditures in 2019 could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we could be required to seek additional sources of capital, which may include traditional reserve base borrowings, debt financing, joint venture partnerships, production payment financings, sales of assets, offerings of debt or equity securities or other means. We cannot assure you that we will be able to obtain debt or equity financing on terms favorable to us, or at all.
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
We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.9% interest in Grizzly. As of December 31, 2018, Grizzly had approximately 830,000 net acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. Grizzly has high-graded three oil sands projects to various stages of development. Grizzly commenced commercial production from its Algar Lake Phase 1 SAGD oil sand project during the second quarter of 2014 and has regulatory approval for up to 11,300 barrels per day of bitumen production. Algar Lake production peaked at 2,200 barrels per day during the ramp-up phase of the SAGD facility, however, in April 2015, Grizzly made the decision to suspend operations at its Algar Lake facility due to the commodity price drop and its effect on project economics. Grizzly continues to monitor market conditions as it assesses startup plans for the facility. We reviewed our investment in Grizzly for impairment, resulting in an aggregate other than temporary impairment write down of $23.1 million for the year ended December 31, 2016. As of and during the years ended December 31, 2018 and 2017, commodity prices had increased as compared to 2016. We engaged an independent third party to perform a sensitivity analysis based on updated pricing as of December 31, 2018, and concluded that there were no impairment indicators that required further evaluation for impairment. If commodity prices decline, further impairment of our investment in Grizzly may result in the future. The Algar Lake and other pending and proposed projects are complex, subject to extensive governmental regulation and will require significant additional financing. There can be no assurance that the necessary governmental approvals will be granted or that such financing could be obtained on commercially reasonable terms or at all, or that if one or more of these projects are completed that they will be successful or that we realize a return on our investment.
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
Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services, particularly the loss of David M. Wood, our Chief Executive Officer and President, or our other senior management and technical personnel, could disrupt our operations and have a material adverse effect on our financial condition and results of operations. Our executives are not restricted from competing with us if they cease to be employed by us, except under certain limited circumstances prohibiting competition while making use of our trade secrets. We are party to an employment agreement with certain of our executive officers. As a practical matter, however, employment agreements may not assure the retention of our employees. Further, we do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.
Estimates of oil and natural gas reserves are uncertain and may vary substantially from actual production.
There are numerous uncertainties associated with estimating quantities of proved reserves and in projecting future rates of production and timing of expenditures. The reserve information herein represents estimates prepared by (i) Netherland, Sewell & Associates, Inc., or NSAI, with respect to our Utica Shale acreage and our WCBB and Hackberry fields at December 31, 2018, 2017 and 2016, our SCOOP acreage at December 31, 2018 and 2017 and our Niobrara field and our overriding royalty and non-operated interests at December 31, 2018 and (ii) our personnel with respect to our Niobrara field and our overriding royalty and non-operated interests at December 31, 2017, and 2016. Petroleum engineering is not an exact science. Information relating to our proved oil and natural gas reserves is based upon engineering estimates. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, future site restoration and abandonment costs, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, capital expenditures and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.
Estimates of reserves as of year-end 2018, 2017 and 2016 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2018, 2017 and 2016, respectively, in accordance with the revised guidelines of the SEC applicable to reserves estimates for such years. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties.
The present value of future net revenues from our proved reserves is not necessarily the same as the current market value of our estimated oil and natural gas reserves. We base the estimated discounted future net revenue from our proved reserves for 2018, 2017 and 2016 on an average price equal to the unweighted arithmetic average of prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2018, 2017 and 2016, respectively, in accordance with the revised guidelines of the SEC applicable to reserves estimates for such years.
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
Approximately 55.4% of our total estimated proved reserves at December 31, 2018, were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, further decreases in commodity prices or increases in costs to drill and develop such reserves will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.
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

As of December 31, 2018, we had entered into firm transportation contracts to deliver approximately 1,205,000 MMBtu to 1,405,000 MMBtu per day for 2019 and 2020. See Item 1. “Business-Transportation and Takeaway Capacity.” Under these firm transportation contracts, we are obligated to deliver minimum daily volumes or pay fees for any deficiencies in deliveries. If production from our Utica Shale or SCOOP acreage decreases due to decreased developmental activities, taking into consideration the current low commodity price environment, production related difficulties or otherwise, we may be unable to meet our obligations under the existing firm transportation contracts, resulting in fees, which may be significant and may have a material adverse effect on our operations.
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
We have identified over 1,000 drilling locations on our Ohio and Oklahoma properties assuming full development of all of our acreage. These drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, oil and natural gas prices, inclement weather, costs, drilling results and regulatory changes. Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.
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
Unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. Approximately 18% of our Utica Shale undeveloped acreage that is subject to expiration will be subject to expiration in 2019, with 16% of such acreage expiring in 2020, 15% in 2021 and 51% thereafter, although our Utica Shale leases generally grant us the right to extend these leases for an additional five-year period. As of December 31, 2018, leases representing 88%, 8% and 4% of our SCOOP undeveloped acreage that is subject to expiration are scheduled to expire in 2019, 2020 and 2021, respectively. As of December 31, 2018, leases representing 66% of our total Niobrara Formation undeveloped acreage are scheduled to expire in 2019. The cost to renew expiring leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. If we are unable to fund renewals of expiring leases, we could lose portions of our acreage and our actual drilling activities may differ materially from our current expectations, which could adversely affect our business.
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
Our oil and natural gas operations are subject to various federal, state and local governmental regulations that may be changed from time to time in response to economic and political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation, remediation, emission and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations, including those relating to protection of human health and the environment. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, permit revocations, requirements for additional pollution controls and injunctions limiting or prohibiting some or all of our operations. Moreover, these laws and regulations impose increasingly strict requirements for water and air pollution control and solid waste management, which trend may continue. Significant expenditures may be required to comply with governmental laws and regulations applicable to us. See Item 1. “Business-

Regulation-Environmental Matters and Regulation” and Item 1. “Business-Regulation-Other Regulation of the Oil and Natural Gas Industry” for a description of certain laws and regulations that affect us.
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
In our Utica operations, we attempt to reuse/recycle all produced water from production and completion activities through our fracture stimulation operations when active. While our objective is to recycle 100% of all produced water, we do inject water into third party commercially operated disposal wells in line with all state and federal mandated practices and cease produced water recycle whenever fracture stimulation operations are idle.  In the state of Ohio, all water used during drilling operations is disposed of through injection into third party salt water disposal wells regulated by applicable state agencies.

In our SCOOP operations, state regulations allow for the storage of produced water in permitted, above ground, lined and monitored impoundments.  These storage impoundments allow the recycle of approximately two-thirds of our produced water from all production and completion operations and approximately 80% of water used in the drilling phase of our operations.  The limited water disposed of during drilling operations is injected into state regulated commercial disposal wells.

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
The two largest purchasers of our oil and natural gas during the year ended December 31, 2018 accounted for approximately 17% and 10%, respectively, of our total oil, natural gas and NGL revenues. If these purchasers or one or more other significant purchasers, are unable to satisfy its contractual obligations, we may be unable to sell such production to other customers on terms we consider acceptable. Further, the inability of one or more of our customers to pay amounts owed to us could adversely affect our business, financial condition, results of operations and cash flows.
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
Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted arithmetic average of the first-day-of-the-month prices for 2018, 2017 and 2016 adjusted for any contract provisions or financial derivatives, if any, that hedge oil and natural gas revenue, excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, less income tax effects related to differences between the book and tax basis of the oil and natural gas properties. If the net book value reduced by the related net deferred income tax liability exceeds the ceiling, an impairment or noncash writedown is required. A ceiling test impairment can result in a significant loss for a particular period. Once incurred, a write down of oil and natural gas properties is not reversible at a later date, even if oil or gas prices increase. As a result of the decline in commodity prices, we recorded a ceiling test impairment of $715.5 million for the year ended December 31, 2016. If prices of oil, natural gas and natural gas liquids continue to decrease, we may be required to further write down the value of our oil and natural gas properties. Future non-cash asset impairments could negatively affect our results of operations.
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
As of December 31, 2018, we had total indebtedness (net of unamortized debt issuance costs) of approximately $2.1 billion, primarily attributable to our senior notes. We had $45.0 million in borrowings outstanding under our secured revolving credit facility and our borrowing base availability was $638.4 million after giving effect to an aggregate of $316.6 million of letters of credit.
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
Availability under our revolving credit facility is currently subject to a borrowing base of $1.4 billion, with an elected commitment of $1.0 billion. The borrowing base is subject to scheduled semiannual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors. As of December 31, 2018, we had $45.0 million in borrowings and $316.6 million of letters of credit outstanding under our revolving credit facility. Any significant reduction in our borrowing base as a result of such borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow. Further, if the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of any such redetermination, we would be required to repay the excess. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.
We may still be able to incur substantial additional indebtedness in the future, which could further exacerbate the risks that we and our subsidiaries face.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our revolving credit facility and the indentures governing our senior notes restrict, but in each case do not completely prohibit, us from doing so. As of December 31, 2018, our borrowing base under our revolving credit facility was set at $1.4 billion, with an elected commitment of $1.0 billion, and we had $45.0 million in borrowings under this facility. Total funds available for borrowing under our revolving credit facility as of December 31, 2018, after giving effect to $316.6 million of outstanding letters of credit, were $638.4 million. In addition, the indentures governing our senior notes allow us to issue additional notes under certain circumstances which will also be guaranteed by the guarantors. The indentures governing our senior notes also allow us to incur certain other additional secured debt and allow us to have subsidiaries that do not guarantee the senior notes and which may incur additional debt, which would be structurally senior to our senior notes. In addition, the indentures governing our senior notes do not prevent us from incurring other liabilities that do not constitute indebtedness. If we or a guarantor incur any additional indebtedness that ranks equally with our senior notes (or with the guarantees thereof), including additional unsecured indebtedness or trade payables, the holders of that indebtedness will be entitled to share ratably with holders of our senior notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us or a guarantor. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
Our borrowings under our revolving credit facility expose us to interest rate risk.
Our earnings are exposed to interest rate risk associated with borrowings under our revolving credit facility. Our revolving credit facility is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. At December 31, 2018, amounts borrowed under our revolving credit facility bore interest at the weighted average rate of 4.23%. A 1% increase in the average interest rate would have increased our interest expense by approximately $0.8 million based on outstanding borrowings under our revolving credit facility throughout the year ended December 31, 2018. An increase in our interest rate at the time we have variable interest rate borrowings outstanding under our revolving credit facility will increase our costs, which may have a material adverse effect on our results of operations and financial condition. As of December 31, 2018, we did not hedge our interest rate risk.
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
In January 2018, our board of directors approved a stock repurchase program to acquire up to $100.0 million of our outstanding common stock, and in May 2018 expanded this program to acquire up to an additional $100.0 million of our common stock during 2018 for a total of up to $200.0 million. This repurchase program was authorized to extend through December 31, 2018 and was fully executed 2018. In January 2019, our board of directors approved a new stock repurchase program to acquire up to $400.0 million of our outstanding common stock within the next 24 months. The repurchase program does not require us to acquire any specific number of shares. From January 1, 2019 through February 28, 2019, we did not repurchase any shares of our common stock under our new stock repurchase program. An aggregate of $400.0 million remains available for future stock repurchases under our new stock repurchase program. Our board of director’s determination to repurchase shares of our common stock under our new stock repurchase program will depend upon market conditions, applicable legal requirements, contractual obligations and other factors that the board of directors deems relevant. Based on an evaluation of these factors, our board of directors may determine not to repurchase shares or to repurchase shares at reduced levels from those anticipated by our stockholders, any or all of which could reduce returns to our stockholders.
A change of control could limit our use of net operating losses.
As of December 31, 2018, we had a net operating loss, or NOL, carry forward of approximately $782.7 million for federal income tax purposes. If we were to experience an “ownership change,” as determined under Section 382 of the Code, our ability to offset taxable income arising after the ownership change with NOLs generated prior to the ownership change would be limited, possibly substantially. In general, an ownership change would establish an annual limitation on the amount of our pre-change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate. In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more “5% shareholders” (as defined in the Internal Revenue Code) at any time during a rolling three-year period.
Future sales of our common stock may depress our stock price.
We have registered a substantial number of shares of our common stock under a registration statement filed with the SEC for resale by certain of our stockholders. Sales of these or other shares of our common stock in the public market or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, sales by certain of our stockholders of their shares could impair our ability to raise capital through the sale of common or preferred stock. As of February 18, 2019, there were 162,986,045 shares of our common stock issued and outstanding, excluding 1,534,688 shares of unvested restricted stock awarded under our Amended and Restated 2005 Stock Incentive Plan.

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
Proved Oil and Natural Gas Reserves
Evaluation and Review of Reserves.
Reserve estimates at December 31, 2018 were prepared by NSAI with respect to our assets in the Utica Shale in Eastern Ohio (71% of our proved reserves at December 31, 2018), the SCOOP Woodford and SCOOP Springer plays in Oklahoma (29% of our proved reserves at December 31, 2018), our WCBB, Hackberry and Niobrara fields, as well as our overriding royalty and non-operated interests (less than 1% of our proved reserves at December 31, 2018). Reserve estimates at December 31, 2017 were prepared by NSAI with respect to our assets in the Utica Shale in Eastern Ohio, the SCOOP Woodford and SCOOP Springer plays in Oklahoma and our WCBB and Hackberry fields. Reserve estimates at December 31, 2016 were prepared by NSAI with respect to our assets in the Utica Shale in Eastern Ohio and our WCBB and Hackberry fields. Our personnel prepared reserve estimates with respect to our Niobrara field as well as our overriding royalty and non-operated interests at December 31, 2017 and 2016.
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
We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with NSAI, our independent reserve engineers, to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets in the Utica Shale, SCOOP, WCBB and Hackberry fields. Our internal technical team members meet with NSAI periodically throughout the year to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to NSAI for our properties such as ownership interest, oil and gas production, well test data, commodity prices, operating and development costs and other considerations, including availability and costs of infrastructure and status of permits. Our proved reserves attributable to our other minority interests are prepared internally by our internal staff of petroleum engineers and geoscience professionals. Our Senior Vice President of Reservoir Engineering is primarily responsible for overseeing the preparation of all of our reserve estimates. He is a petroleum engineer with over 20 years of reservoir and operations experience. In addition, our geophysical staff has over 100 years combined industry experience and our reservoir staff has approximately 50 years combined experience.
Our proved reserve estimates are prepared in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

•	review and verification of historical production data, which data is based on actual production as reported by us;

•	verification of property ownership by our land department;

•	preparation of reserve estimates by NSAI in coordination with our experienced reservoir engineers;

•	direct reporting responsibilities by our reservoir engineering department to our Chief Operating Officer;

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

The following table sets forth our estimated proved reserves at December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018			2017			2016
	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)
Proved developed	9,570	1,813,184	40,810	10,245	1,616,930	36,247	4,882	744,797	14,299
Proved undeveloped	11,480	2,320,705	39,710	8,912	3,208,380	39,519	664	1,422,271	5,828
Total (1)	21,050	4,133,889	80,520	19,157	4,825,310	75,766	5,546	2,167,068	20,127

	Year Ended December 31,
	2018	2017	2016
Total net proved oil and natural gas reserves (MMcfe) (1)	4,743,311	5,394,851	2,321,108
PV-10 value (in millions) (2)	$3,407.3	$2,883.0	$696.0
Standardized measure (in millions) (3)	$2,982.7	$2,643.6	$688.0
 _____________________

(1)
Estimates of reserves as of year-end 2018, 2017 and 2016 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-

month period ended December 31, 2018, 2017 and 2016, respectively, in accordance with revised guidelines of the SEC applicable to reserves estimates as of year-end 2018, 2017 and 2016. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(2)
Represents present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proven reserves. The estimated future net revenues set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on certain prevailing economic conditions. The estimated future production in our reserve reports for the years ended December 31, 2018, 2017 and 2016 is priced based on the 12-month unweighted arithmetic average of the first-day-of-the month price for the period January through December of the applicable year, using $65.56 per barrel and $3.10 per MMBtu for 2018, $51.34 per barrel and $2.98 per MMBtu for 2017 and $42.75 per barrel and $2.48 per MMBtu for 2016, and in each case adjusted by lease for transportation fees and regional price differentials.

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
The following table reconciles the standardized measure of future net cash flows to the PV-10 value:

	December 31,
	2018	2017	2016
	(In thousands)
Standardized measure of discounted future net cash flows	$2,982,725	$2,643,564	$688,040
Add: Present value of future income tax discounted at 10%	424,596	239,468	7,927
PV-10 value	$3,407,321	$2,883,032	$695,967

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
As noted above, our December 31, 2018 proved reserves were calculated using prices based on the 12-month unweighted arithmetic average of the first-day-of-the month price for the period January through December 2018 of $65.56 per barrel and $3.10 per MMBtu. Holding production and development costs constant, if our 2018 reserves were calculated using the December 31, 2018 price of $45.41 per barrel and $2.94 per MMBtu, our discounted future net cash flows before income taxes would have been approximately $2.5 billion, or $0.9 billion less than our actual PV-10 value of $3.4 billion at December 31, 2018.
The table below provides the 2018 SEC pricing of benchmark prices as well as the unweighted average of the months ended December 31, 2018 and January 31, 2019:

	SEC Pricing 2018	2-month Average 2019
Henry Hub Natural Gas (per MMBtu)	$3.10	$3.90
WTI Crude Oil (per Bbl)	$65.56	$48.17
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
Changes in Proved Reserves during 2018.
The following table summarizes the changes in our estimated proved reserves during 2018 (in Bcfe):

Proved Reserves, December 31, 2017	5,395
Sales of oil and gas reserves in place	(45)
Extensions and discoveries	711
Revisions of prior reserve estimates	(821)
Current production	(497)
Proved Reserves, December 31, 2018	4,743
Sales of oil and natural gas reserves in place. These are revisions to proved reserves resulting from the divestiture of minerals in place during a period. During 2018, we sold approximately 44.9 Bcfe of proved oil and natural gas reserves through various sales of non-operated interests in both our Utica and SCOOP fields.
Extensions and discoveries. These are additions to our proved reserves that result from (i) extension of the proved acreage of previously discovered reservoirs through additional drilling in periods subsequent to discovery and (ii) discovery of new fields with proved reserves or of new reservoirs of proved reserves in existing fields. Extensions and discoveries of approximately 711.2 Bcfe of proved reserves were primarily attributable to the continued development of our Utica Shale and SCOOP acreage. We added 76 locations in our Utica field, 59 locations in our SCOOP field and 13 new locations in our Southern Louisiana fields. Total extensions and discoveries of approximately 569.8 Bcfe were attributed to our Utica field, which was primarily a result of our current development plan which refocuses development within our existing fields. This change reflects our ongoing efforts to optimize the development program with well selection based on economic returns, commodity mix and surface considerations.
Revisions of prior reserve estimates. Revisions represent changes in previous reserve estimates, either upward or downward, resulting from development plan changes, new information normally obtained from development drilling and production history or a change in economic factors, such as commodity prices, operating costs or development costs.
We experienced downward revisions of approximately 1.0 Tcfe in estimated proved reserves with the exclusion of 127 PUD locations in our Utica field and 12 PUD locations in our SCOOP field, which was primarily a result of changes in our schedule which moved development of these PUD locations beyond five years of initial booking. The development plan change, as approved by our senior management and board of directors, is a result of continued focus on free cash flow generation, thereby reducing the number of wells included in our development plan. This downward revision was partially offset by upward revisions of approximately 82.4 Bcfe in estimated proved reserves in 2018 due to changes in wellbore lateral length, 67.6 Bcfe due to changes in ownership interest, 27.9 Bcfe due to an increase in pricing and 8.3 Bcfe due to changes in our well performance.
While commodity prices experienced volatility throughout 2018, the 12-month average price for natural gas increased from $2.98 per MMBtu for 2017 to $3.10 per MMBtu for 2018, the 12-month average price for NGLs increased from $18.40 per barrel for 2017 to $32.02 per barrel for 2018, and the 12-month average price for crude oil increased from $51.34 per barrel for 2017 to $65.56 per barrel for 2018.
Additional information regarding estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2018, 2017 and 2016 and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities, or Supplemental Information, in Note 19 to our consolidated financial statements included in this report.

Proved Undeveloped Reserves (PUDs)
As of December 31, 2018, our proved undeveloped reserves totaled 11,480 MBbls of oil, 2,320,705 MMcf of natural gas and 39,710 MBbls of NGLs, for a total of 2,627,845 MMcfe. Approximately 68% and 32% of our PUDs at year-end 2018 were located in our Utica field and our SCOOP field, respectively. PUDs will be converted from undeveloped to developed as the applicable wells commence production or there are no material incremental completion capital expenditures associated with such proved developed reserves.
We record PUD reserves only after a development plan has been approved by our senior management and board of directors to complete the associated development drilling within five years from the time of initial booking. The PUD locations identified in our development plan are determined based on an analysis of the information that we have available at that time. After a development plan has been adopted, we may periodically make adjustments to the approved development plan due to events and circumstances that have occurred subsequent to the time the plan was approved. These circumstances may include changes in commodity price outlook and costs, delays in the availability of infrastructure, well permitting delays and new data from recently completed wells.
The current development plan approved by our senior management and board of directors represents a decrease in drilling activity from our previous plans with a focus on free cash flow generation. As a result, drilling of certain previously booked PUD locations in both our Utica and SCOOP development plans has been extended beyond five years of initial booking. This change was not a result of well performance or economics.
The following table summarizes the changes in our estimated proved undeveloped reserves during 2018 (in Bcfe):

Proved Undeveloped Reserves, December 31, 2017	3,499
Sales of oil and natural gas reserves in place	(45)
Extensions and discoveries	649
Conversion to proved developed reserves	(576)
Revisions of prior reserve estimates	(899)
Proved Undeveloped Reserves, December 31, 2018	2,628
Sales of oil and natural gas reserves in place. During 2018, we sold approximately 44.9 Bcfe of proved undeveloped oil and natural gas reserves associated with various non-operated interests, the majority of which were in our Utica field.
Extensions and discoveries. Our extensions and discoveries of approximately 649.4 Bcfe were primarily attributed to the addition of 75 PUD locations in the Utica field and 11 PUD locations in the SCOOP field as a result of our current development plan that refocused some activity within our existing fields. This change reflects our ongoing efforts to optimize the development program with well selection based on economic returns, commodity mix and surface considerations.
Conversion to proved developed reserves. We converted approximately 575.9 Bcfe attributable to 62 PUD locations into proved developed reserves and 16 PUD locations into proved developed not producing. These 78 PUDs represent a conversion rate of 18% for 2018.
Revision of prior reserve estimates. We experienced negative revisions of approximately 1.0 Tcfe from the exclusion of 127 PUD locations in our Utica field and 12 PUD locations in our SCOOP field, which were primarily a result of changes in our development plan which moved development of these PUD locations beyond five years of initial booking. The development plan change, as approved by our senior management and board of directors, is a result of a focus on free cash flow generation. This negative revision was partially offset by positive revisions of 82.4 Bcfe in estimated proved reserves in 2018 due to changes in wellbore lateral length and 26.3 Bcfe due to change in our ownership interest.
Costs incurred relating to the development of PUDs were approximately $370.3 million in 2018.
All PUD drilling locations included in our 2018 reserve report are scheduled to be drilled within five years of initial booking.
As of December 31, 2018, 1% of our total proved reserves were classified as proved developed non-producing.

As noted above, our December 31, 2018 proved reserves were calculated using prices based on the 12-month unweighted arithmetic average of the first-day-of-the month price for the period January through December 2018 of $65.56 per barrel and $3.10 per MMBtu. Holding production and development costs constant, if SEC pricing were $50.00 per barrel and $2.50 per MMBtu, this would have resulted in a loss of 1.3 Tcfe of our PUD volumes at December 31, 2018. Holding production and development costs constant, if SEC pricing were $40.00 per barrel and $2.00 per MMBtu, this would have resulted in a loss of 2.3 Tcfe of our PUD volumes at December 31, 2018.
Production, Prices and Production Costs
The following table presents our production volumes, average prices received and average production costs during the periods indicated:

	2018	2017	2016
	($ In thousands)
Natural gas sales
Natural gas production volumes (MMcf)	443,742	350,061	227,594

Total natural gas sales	$1,121,815	$845,999	$420,128

Natural gas sales without the impact of derivatives ($/Mcf)	$2.53	$2.42	$1.85
Impact from settled derivatives ($/Mcf)	$(0.04)	$0.07	$0.60
Average natural gas sales price, including settled derivatives ($/Mcf)	$2.49	$2.49	$2.45

Oil and condensate sales
Oil and condensate production volumes (MBbls)	2,801	2,579	2,126

Total oil and condensate sales	$177,793	$124,568	$81,173

Oil and condensate sales without the impact of derivatives ($/Bbl)	$63.48	$48.29	$38.18
Impact from settled derivatives ($/Bbl)	$(9.51)	$1.59	$5.11
Average oil and condensate sales price, including settled derivatives ($/Bbl)	$53.97	$49.88	$43.29

Natural gas liquids sales
Natural gas liquids production volumes (MGal)	251,720	224,038	161,562

Total natural gas liquids sales	$178,915	$136,057	$59,115

Natural gas liquids sales without the impact of derivatives ($/Gal)	$0.71	$0.61	$0.37
Impact from settled derivatives ($/Gal)	$(0.05)	$(0.03)	$(0.01)
Average natural gas liquids sales price, including settled derivatives ($/Gal)	$0.66	$0.58	$0.36

Natural gas, oil and condensate and natural gas liquids sales
Natural gas equivalents (MMcfe)	496,505	397,543	263,430

Total natural gas, oil and condensate and natural gas liquids sales	$1,478,523	$1,106,624	$560,416

Natural gas, oil and condensate and natural gas liquids sales without the impact of derivatives ($/Mcfe)	$2.98	$2.78	$2.13
Impact from settled derivatives ($/Mcfe)	$(0.12)	$0.07	$0.56
Average natural gas, oil and condensate and natural gas liquids sales price, including settled derivatives ($/Mcfe)	$2.86	$2.85	$2.69

Production Costs:
Average production costs ($/Mcfe)	$0.18	$0.20	$0.26
Average production taxes ($/Mcfe)	$0.07	$0.05	$0.05
Average midstream gathering and processing ($/Mcfe)	$0.58	$0.63	$0.63
Total production costs, midstream costs and production taxes ($/Mcfe)	$0.83	$0.88	$0.94

The following table provides a summary of our production, average sales prices and average production costs for oil and gas fields containing 15% or more of our total proved reserves as of December 31, 2018:

	Year Ended December 31,
	2018	2017	2016
Utica Shale
Net Production
Oil (MBbls)	299	473	870
Natural gas (MMcf)	379,417	309,450	227,447
NGL (Mgal)	113,379	139,634	161,494
Total (MMcfe)	397,406	332,238	255,740
Average Sales Price Without the Impact of Derivatives:
Oil ($/Bbl)	$60.22	$44.26	$34.59
Natural gas ($/Mcf)	$2.50	$2.38	$1.85
NGL ($/Gal)	$0.67	$0.60	$0.37
Average Production Costs ($/Mcfe)	$0.14	$0.15	$0.18

	Year Ended December 31,
	2018	2017 (1)
SCOOP
Net Production
Oil (MBbls)	1,710	1,083
Natural gas (MMcf)	64,258	40,501
NGL (Mgal)	138,261	84,283
Total (MMcfe)	94,268	59,038
Average Sales Price Without the Impact of Derivatives:
Oil ($/Bbl)	$62.36	$48.70
Natural gas ($/Mcf)	$2.67	$2.68
NGL ($/Gal)	$0.75	$0.62
Average Production Costs ($/Mcfe)	$0.20	$0.19
(1) We acquired our SCOOP assets in our SCOOP acquisition completed on February 17, 2017.
Productive Wells and Acreage
The following table presents our total gross and net productive and non-productive wells, expressed separately for oil and gas, and the total gross and net developed and undeveloped acres as of December 31, 2018.

	Average NRI/WI (1)	Productive Oil Wells		Productive Gas Wells		Non-Productive Oil Wells		Non-Productive Gas Wells		Developed Acreage (2)		Undeveloped Acreage
Field	Percentages	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Utica Shale (3)	44.26/54.44	74	36.14	493	271.86	3	2.66	2	1.57	92,594	72,693	148,417	136,839
SCOOP (4)	24.34/30.20	110	18.58	466	154.69	3	2.59	30	25.24	48,658	34,532	17,625	15,517
West Cote Blanche Bay Field (5)	80.108/100	69	69	—	—	146	146	—	—	5,668	5,668	—	—
E. Hackberry Field (6)	82.33/100	14	14	—	—	130	130	—	—	2,910	2,910	1,206	1,206
W. Hackberry Field	87.50/100	2	2	—	—	7	7	—	—	727	727	306	306
Niobrara Formation (7)	34.52/48.61	3	1.46	—	—	—	—	—	—	1,998	999	3,816	1,908
Bakken Formation (8)	1.51/1.83	18	0.3	—	—	—	—	—	—	386	77	3,505	701
Overrides/Royalty Non-operated	Various	673	0.9	—	—	—	—	—	—	—	—	—	—
Total		963	142.38	959	426.55	289	288.25	32	26.81	152,941	117,606	174,875	156,477

(1)	Net Revenue Interest (NRI)/Working Interest (WI).

(2)	Developed acres are acres spaced or assigned to productive wells. Approximately 43% of our acreage is developed acreage and has been perpetuated by production.

(3)
With respect to our total undeveloped Utica Shale acreage as of December 31, 2018, leases representing 11%, 10%, 9% and 32% are currently scheduled to expire in 2019, 2020, 2021 and thereafter, respectively. Our Utica Shale leases generally grant us the right to extend these leases for an additional five-year period. NRI/WI is from wells that have been drilled or in which we have elected to participate. Includes 216 gross (38.12 net) gas wells and 29 gross (3.32 net) oil wells drilled by other operators on our acreage.

(4) With respect to our total undeveloped SCOOP acreage as of December 31, 2018, leases representing 53%, 5% and 1% are currently scheduled to expire in 2019, 2020 and 2021, respectively. NRI/WI is from wells that have been drilled or in which we have elected to participate. Includes 296 gross (22.20 net) gas well and 96 gross (7.82 net) oil wells drilled by other operators on our acreage.

(5)
We have a 100% working interest (80.108% average NRI) from the surface to the base of the 13900 Sand which is located at 11,320 feet. Below the base of the 13900 Sand, we have a 40.40% non-operated working interest (29.95% NRI).

(6)	NRI shown is for producing wells.

(7)
The leases relating to our Niobrara Formation acreage will expire at the end of their respective primary terms unless the applicable leases are renewed or extended, we have commenced the necessary operations required by the terms of the applicable leases or we have obtained actual production from acreage subject to the applicable leases, in which event they will remain in effect until the cessation of production. Leases representing 66% of our total Niobrara undeveloped acreage are currently scheduled to expire in 2019 .

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

	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net
Recompletions:
Productive	47	47	81	81	77	77
Dry	—	—	—	—	—	—
Total	47	47	81	81	77	77
Development:
Productive	34	30	124	115.4	49	42.5
Dry	—	—	2	2	1	1.0
Total	34	30	126	117.4	50	43.5
Exploratory:
Productive	2	1.5	—	—	—	—
Dry	—	—	—	—	—	—
Total	2	1.5	—	—	—	—
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
We were served with the Cameron complaint in early May 2016 and with the Vermilion complaint in early September 2016. The Louisiana Attorney General and the Louisiana Department of Natural Resources intervened in both the Cameron Parish suit and the Vermilion Parish suit. Shortly after the Complaints were filed, certain defendants removed the cases to the United States District Court for the Western District of Louisiana. In both cases, the plaintiffs filed motions to remand the lawsuits to state court, which were ultimately granted by the district courts. However, on May 23, 2018, a group of defendants again removed the Cameron Parish and Vermilion Parish lawsuits to federal court. In response, the plaintiffs again filed motions to remand the cases to state court. The removing defendants have opposed plaintiffs' motions to remand. On January 16, 2019, the federal district court held a hearing on plaintiff's motion to remand. The court took the matter under advisement and has not yet issued a ruling. Further action in the cases will be stayed until the courts rule on the motions to remand.  Also, shortly after the May 23, 2018 removal, the removing defendants filed motions with the United States Judicial Panel on Multidistrict Litigation, or the MDL Panel, requesting that the Cameron Parish and Vermilion Parish lawsuits be consolidated with 40 similar lawsuits so that pre-trial proceedings in the cases could be coordinated.  The MDL Panel denied the motion to consolidate the lawsuits. Due to the procedural posture of the lawsuits, the cases are still in their early stages and the parties have conducted very little discovery. As a result, we have not had the opportunity to evaluate the applicability of the allegations made in plaintiffs' complaints to our operations and management cannot determine the amount of loss, if any, that may result.
In addition, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. While the outcome of the pending litigation, disputes or claims cannot be predicted with certainty, in the opinion of our management, none of these matters, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is quoted on the Nasdaq Global Select Market under the symbol “GPOR.” The following table sets forth the high and low sale prices of our common stock for the periods presented:

	Price Range of Common Stock
	High	Low
2017
First Quarter	$22.35	$15.66
Second Quarter	17.82	12.47
Third Quarter	15.09	10.90
Fourth Quarter	15.08	11.73
2018
First Quarter	$13.74	$8.11
Second Quarter	12.70	8.60
Third Quarter	13.41	10.07
Fourth Quarter	11.67	6.18
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the three months ended December 31, 2018 was as follows:

Period	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs (1)
October 2018	—	$—	—	$90,003,000
November 2018	28,584	$8.81	—	$90,003,000
December 2018	10,212,483	$8.81	10,212,483	$—
Total	10,241,067	$8.81	10,212,483

(1)
In January 2018, our board of directors approved a stock repurchase program to acquire up to $100.0 million of our outstanding common stock, and in May 2018 expanded this program authorizing us to acquire up to an additional $100.0 million of our outstanding common stock during 2018 for a total of up to $200.0 million. This repurchase program was authorized to extend through December 31, 2018 and was fully executed in December 2018.

(2)
In November 2018, we repurchased and canceled 28,584 shares at a weighted average price of $8.81 to satisfy tax withholding requirements incurred upon the vesting of restricted stock. Additionally, in December 2018, we repurchased and canceled approximately 10,212,483 shares under the repurchase program at a weighted average price of $8.81 per share.

In January 2019, our board of directors approved a new stock repurchase program to acquire up to $400.0 million of our outstanding common stock within the next 24 months. Our board of director’s determination to repurchase shares of our common stock under our new stock repurchase program will depend upon market conditions, applicable legal requirements, contractual obligations and other factors that the board of directors deems relevant. Based on an evaluation of these factors, our board of directors may determine not to repurchase shares or to repurchase shares at reduced levels from those anticipated by our stockholders, any or all of which could reduce returns to our stockholders.
Holders of Record
At the close of business on February 18, 2019, there were 319 stockholders of record holding 162,986,045 shares of our outstanding common stock. There were approximately 20,540 beneficial owners of our common stock as of February 18, 2019.
Dividend Policy
We have never paid dividends on our common stock. We currently intend to retain all earnings to fund our operations. Therefore, we do not intend to pay any cash dividends on the common stock in the foreseeable future. In addition, the terms of our credit facility restrict the payment of any dividends to the holders of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following selected consolidated financial data in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes appearing elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2018, December 31, 2017 and December 31, 2016 and the selected consolidated balance sheet data at December 31, 2018 and December 31, 2017 are derived from our audited consolidated financial statements appearing elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2015 and December 31, 2014 and the selected consolidated balance sheet data at December 31, 2016, December 31, 2015 and December 31, 2014 are derived from our audited consolidated financial statements that are not included in this report. The historical data presented below is not indicative of future results. We did not pay any cash dividends on our common stock during any of the periods set forth in the following table.

	Fiscal Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except share data)
Selected Consolidated Statements of Operations Data:
Revenues	$1,355,044	$1,320,303	$385,910	$708,990	$670,762
Costs and expenses:
Lease operating expenses	91,640	80,246	68,877	69,475	52,191
Production taxes	33,480	21,126	13,276	14,740	24,006
Midstream gathering and processing	290,188	248,995	165,972	138,590	64,467
Depreciation, depletion and amortization	486,664	364,629	245,974	337,694	265,431
Impairment of oil and natural gas properties	—	—	715,495	1,440,418	—
General and administrative	56,633	52,938	43,409	41,967	38,290
Accretion expense	4,119	1,611	1,057	820	761
Acquisition expense	—	2,392	—	—	—
Gain on sale of assets	—	—	—	—	(11)
	962,724	771,937	1,254,060	2,043,704	445,135
Income (Loss) from Operations	392,320	548,366	(868,150)	(1,334,714)	225,627
Other (Income) Expense:
Interest expense	135,273	108,198	63,530	51,221	23,986
Interest income	(314)	(1,009)	(1,230)	(643)	(195)
Litigation settlement	1,075	—	—	—	25,500
Insurance proceeds	(231)	—	(5,718)	(10,015)	—
Loss on debt extinguishment	—	—	23,776	—	—
Gain on contribution of investments	—	—	—	—	(84,470)
Gain on sale of equity method investments	(124,768)	(12,523)	(3,391)	—	—
(Income) loss from equity method investments	(49,904)	17,780	37,376	106,093	(139,434)
Other expense (income)	698	(1,041)	129	(485)	(504)
	(38,171)	111,405	114,472	146,171	(175,117)
Income (Loss) from Continuing Operations before Income Taxes	430,491	436,961	(982,622)	(1,480,885)	400,744
Income Tax (Benefit) Expense	(69)	1,809	(2,913)	(256,001)	153,341
Income (Loss) from Continuing Operations	430,560	435,152	(979,709)	(1,224,884)	247,403
Net Income (Loss) Available to Common Stockholders	$430,560	$435,152	$(979,709)	$(1,224,884)	$247,403
Net Income (Loss) Per Common Share—Basic:	$2.46	$2.42	$(7.97)	$(12.27)	$2.90
Net Income (Loss) Per Common Share—Diluted:	$2.45	$2.41	$(7.97)	$(12.27)	$2.88

	At December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Consolidated Balance Sheet Data:
Total assets	$6,051,036	$5,807,752	$4,223,145	$3,334,734	$3,619,473
Total debt, including current maturities	$2,087,416	$2,038,943	$1,593,875	$946,263	$703,564
Total liabilities	$2,723,268	$2,706,138	$2,039,253	$1,295,897	$1,323,177
Stockholders’ equity	$3,327,768	$3,101,614	$2,183,892	$2,038,837	$2,296,296

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are an independent oil and natural gas exploration and production company focused on the exploration, exploitation, acquisition and production of natural gas, natural gas liquids and crude oil in the United States. Our principal properties are located in the Utica Shale primarily in Eastern Ohio and the SCOOP Woodford and SCOOP Springer plans in Oklahoma. In addition, among other interests, we hold an acreage position along the Louisiana Gulf Coast in the West Cote Blanche Bay, or WCBB, and Hackberry fields, an acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC, or Grizzly, and an approximate 21.9% equity interest in Mammoth Energy Services, Inc., or Mammoth Energy, an oil field services company listed on the Nasdaq Global Select Market (TUSK).
Prices for oil and natural gas have historically been volatile and subject to significant fluctuation in response to changes in supply and demand, market uncertainty and a variety of other factors beyond our control. During the last four years, particularly in light of the continued downturn in commodity prices, we focused on operational efficiencies in an effort to reduce our overall well costs and deliver better results in a more economical manner, all while growing our production base each year. In response to current declining forward natural gas prices, we are shifting to building an organization that is focused on disciplined capital allocation, cash flow generation and a commitment to executing a thoughtful, clearly communicated business plan that enhances value for all of our shareholders. We plan to maximize results with the core assets in our portfolio today and focus on returns that will allow us to operate within our cash flow in 2019.
2018 and 2019 Year to Date Highlights

•	Production increased 25% to approximately 496,505 MMcfe for the year ended December 31, 2018 from approximately 397,543 MMcfe for the year ended December 31, 2017.

•
During 2018, we spud 36 gross (31.6 net) wells, turned to sales 50 gross (47.8 net) operated wells, participated in an additional 68 gross (7.5 net) wells that were drilled by other operators on our Utica Shale and SCOOP acreage and recompleted 47 existing wells in our Southern Louisiana fields. Of our 36 new wells spud during 2018, seven were completed as producing wells and, at year end, 29 were in various stages of completion.

•	Oil and natural gas revenues, before the impact of derivatives, increased 36% to $1.5 billion for the year ended December 31, 2018 from $1.1 billion for the year ended December 31, 2017.

•	During the year ended December 31, 2018, we reduced our unit lease operating expense by 10% to $0.18 per Mcfe from $0.20 per Mcfe during the year ended December 31, 2017.

•	During the year ended December 31, 2018, we reduced our unit general and administrative expense by 15% to $0.11 per Mcfe from $0.13 per Mcfe during the year ended December 31, 2017.

•	During the year ended December 31, 2018, we reduced our unit midstream gathering and processing expense by 8% to $0.58 per Mcfe from $0.63 per Mcfe during the year ended December 31, 2017.

•
In January 2018, our board of directors approved a stock repurchase program to acquire up to $100.0 million of our outstanding common stock, and in May 2018 expanded this program to acquire up to an additional $100.0 million of our common stock during 2018 for a total of up to $200.0 million, which we believe underscores the confidence we have in our business model, financial performance and asset base. During 2018, we purchased 20.7 million shares of our outstanding common stock for a total of approximately $200.0 million.

•	On May 1, 2018, we sold our 25% equity interest in Strike Force Midstream LLC, or Strike Force, to EQT Midstream Partners, LP for $175.0 million in cash.

•
On June 29, 2018, we sold 1,235,600 shares, and on July 30, 2018, we sold an additional 118,974 shares, of our Mammoth Energy common stock in an underwritten public offering and related partial exercise of the underwriters' option to purchase additional shares for an aggregate net proceeds to us of approximately $51.5 million. Following the sale of these shares, we owned 9,829,548 shares, or 21.9% at December 31, 2018, of Mammoth Energy’s outstanding common stock.

•	During 2019 (through February 15, 2019), we spud seven gross (5.3 net) wells. As of February 15, 2019, three wells were waiting on completion and four were still being drilled.

•
In January 2019, our board of directors approved a stock repurchase program to acquire up to $400.0 million of our outstanding common stock within the next 24 months, which we believe underscores the confidence we have in our business model, financial performance and asset base.

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
Oil and Natural Gas Properties. We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including non-productive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for the prior twelve months, adjusted for any contract provisions or financial derivatives, if any, that hedge our oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds and totaled $2.9 billion at both December 31, 2018 and December 31, 2017. These costs are reviewed quarterly by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include our drilling results and those of other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development.
Ceiling Test. Companies that use the full cost method of accounting for oil and gas properties are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling (as defined in the preceding paragraph). If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. As a result of the decline in commodity prices, we recognized a ceiling test impairment of $715.5 million for the year ended December 31, 2016. No ceiling test impairment was recognized by us for the years ended December 31, 2018 and 2017. If prices of oil, natural gas and natural gas liquids decline in the future, we may be required to further write down the value of our oil and natural gas properties, which could negatively affect our results of operations.
Asset Retirement Obligations. We have obligations to remove equipment and restore land at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells and associated production facilities.
We record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed into service. When the liability is initially recorded, we increase the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. Upon settlement of the liability or the sale of the well, the liability is reversed. These liability amounts may change because of changes in asset lives, estimated costs of abandonment or legal or statutory remediation requirements.
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
Oil and Gas Reserve Quantities. Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analysis demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Netherland, Sewell & Associates, Inc. has prepared reserve reports of our reserve estimates at December 31, 2018 on a well-by-well basis for our properties.
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
Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Quarterly, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management's opinion, it is more likely than not that some portion will not be realized. At December 31, 2018, a valuation allowance of $212.0 million had been established for the net deferred tax asset. On December 22, 2018, we finalized the provisional accounting for the Tax Cuts and Jobs Act, which was enacted in 2017. Further information on the tax impacts of the Tax Cut and Jobs Act is included in Note 11 of our consolidated financial statements.
Revenue Recognition. We derive almost all of our revenue from the sale of crude oil, natural gas and natural gas liquids produced from our oil and natural gas properties. Revenue is recorded in the month the product is delivered to the purchaser. We receive payment on substantially all of these sales from one to three months after delivery. At the end of each month, we estimate the amount of production delivered to purchasers that month and the price we will receive. Variances between our estimated revenue and actual payment received for all prior months are recorded at the end of the quarter after payment is received. Historically, our actual payments have not significantly deviated from our accruals.
Investments—Equity Method. Investments in entities greater than 20% and less than 50% and/or investments in which we have significant influence are accounted for under the equity method. Under the equity method, our share of investees’ earnings or loss is recognized in the statement of operations.
We review our investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, we recognize an impairment provision. For the year ended December 31, 2016, we recognized an impairment loss related to our investment in Grizzly of approximately $23.1 million.
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
Derivative Instruments. We seek to reduce our exposure to unfavorable changes in oil, natural gas and natural gas liquids prices, which are subject to significant and often volatile fluctuation, by entering into over-the-counter fixed price swaps, basis swaps and various types of option contracts. All derivative instruments are recognized as assets or liabilities in the balance sheet, measured at fair value. We estimate the fair value of all derivative instruments using industry-standard models that considered various assumptions including current market and contractual prices for the underlying instruments, implied volatility, time value, nonperformance risk, as well as other relevant economic measures.
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
See Item 7. "Commodity Price Risk" for a summary of our derivative instruments in place as of December 31, 2018.
RESULTS OF OPERATIONS
Results of Operations
The markets for oil and natural gas have historically been, and will continue to be, volatile. Prices for oil and natural gas may fluctuate in response to relatively minor changes in supply and demand, market uncertainty and a variety of factors beyond our control.

The following table presents our production volumes, average prices received and average production costs during the periods indicated:

	2018	2017	2016
	($ In thousands)
Natural gas sales
Natural gas production volumes (MMcf)	443,742	350,061	227,594

Total natural gas sales	$1,121,815	$845,999	$420,128

Natural gas sales without the impact of derivatives ($/Mcf)	$2.53	$2.42	$1.85
Impact from settled derivatives ($/Mcf)	$(0.04)	$0.07	$0.60
Average natural gas sales price, including settled derivatives ($/Mcf)	$2.49	$2.49	$2.45

Oil and condensate sales
Oil and condensate production volumes (MBbls)	2,801	2,579	2,126

Total oil and condensate sales	$177,793	$124,568	$81,173

Oil and condensate sales without the impact of derivatives ($/Bbl)	$63.48	$48.29	$38.18
Impact from settled derivatives ($/Bbl)	$(9.51)	$1.59	$5.11
Average oil and condensate sales price, including settled derivatives ($/Bbl)	$53.97	$49.88	$43.29

Natural gas liquids sales
Natural gas liquids production volumes (MGal)	251,720	224,038	161,562

Total natural gas liquids sales	$178,915	$136,057	$59,115

Natural gas liquids sales without the impact of derivatives ($/Gal)	$0.71	$0.61	$0.37
Impact from settled derivatives ($/Gal)	$(0.05)	$(0.03)	$(0.01)
Average natural gas liquids sales price, including settled derivatives ($/Gal)	$0.66	$0.58	$0.36

Natural gas, oil and condensate and natural gas liquids sales
Natural gas equivalents (MMcfe)	496,505	397,543	263,430

Total natural gas, oil and condensate and natural gas liquids sales	$1,478,523	$1,106,624	$560,416

Natural gas, oil and condensate and natural gas liquids sales without the impact of derivatives ($/Mcfe)	$2.98	$2.78	$2.13
Impact from settled derivatives ($/Mcfe)	$(0.12)	$0.07	$0.56
Average natural gas, oil and condensate and natural gas liquids sales price, including settled derivatives ($/Mcfe)	$2.86	$2.85	$2.69

Production Costs:
Average production costs ($/Mcfe)	$0.18	$0.20	$0.26
Average production taxes ($/Mcfe)	$0.07	$0.05	$0.05
Average midstream gathering and processing ($/Mcfe)	$0.58	$0.63	$0.63
Total production costs, midstream costs and production taxes ($/Mcfe)	$0.83	$0.88	$0.94

The total volume hedged for 2018, 2017 and 2016 represented approximately 78%, 68% and 77%, respectively, of our total sales volumes for the applicable year.
From 2017 to 2018, our net equivalent gas production increased 25% from 397,543 MMcfe to 496,505 MMcfe primarily as a result of the continued development of our Utica Shale and SCOOP acreage. From 2016 to 2017, our net equivalent gas production increased 51% from 263,430 MMcfe to 397,543 MMcfe primarily as a result of the continued development of our Utica Shale acreage and the acquisition of our SCOOP acreage. We currently estimate that our 2019 production will be between 496,400 and 511,000 MMcfe. However, our actual production may be different due to changes in our currently anticipated drilling and recompletion activities, changing economic climate, adverse weather conditions or other unforeseen events. See Item 1A. "Risk Factors."
Comparison of the Years Ended December 31, 2018 and December 31, 2017
We reported net income of $430.6 million for the year ended December 31, 2018 as compared to net income of $435.2 million for the year ended December 31, 2017. This decrease in period-to-period net income was due primarily to a $41.2 million increase in midstream gathering and processing expenses, a $122.0 million increase in depreciation, depletion and amortization expense and a $27.1 million increase in interest expense, partially offset by a $34.7 million increase in oil and natural gas revenues, a $112.2 million increase in gain on sale of equity method investments and a $67.7 million increase in income from equity method investments for the year ended December 31, 2018, as compared to the year ended December 31, 2017.
Oil and Natural Gas Revenues. For the year ended December 31, 2018, we reported oil and natural gas revenues of $1.4 billion as compared to oil and natural gas revenues of $1.3 billion during 2017. This $34.7 million, or 3%, increase in revenues was primarily attributable to the following:

•	A $275.8 million increase in natural gas sales without the impact of derivatives due to a 27% increase in natural gas sales volumes and a 5% increase in natural gas market prices.

•	A $53.2 million increase in oil and condensate sales without the impact of derivatives due to a 9% increase in oil and condensate sales volumes and a 32% increase in oil and condensate market prices.

•
A $42.9 million increase in natural gas liquids sales without the impact of derivatives due to a 12% increase in natural gas liquids sales volumes and a 17% increase in natural gas liquids market prices.

•
A $337.2 million decrease in natural gas and oil sales due to an unfavorable change in gains and losses from derivative instruments. Of the total change, $253.9 million was due to unfavorable changes in the fair value of our open derivative positions in each period and $83.3 million was due to an unfavorable change in settlements related to our derivative positions.

Lease Operating Expenses. Lease operating expenses, or LOE, not including production taxes increased to $91.6 million for the year ended December 31, 2018 from $80.2 million for the year ended December 31, 2017. This increase was mainly the result of an increase in expenses related to overhead, water hauling and disposal and ad valorem taxes, partially offset by decreases in road, location and equipment repairs, surface rentals and compression. However, due to increased efficiencies and a 25% increase in our production volumes for the year ended December 31, 2018 as compared to the year ended December 31, 2017, our per unit LOE decreased by 10% from $0.20 per Mcfe to $0.18 per Mcfe.
Production Taxes. Production taxes increased to $33.5 million for the year ended December 31, 2018 from $21.1 million for 2017. This increase was primarily related to an increase in realized prices and production volumes.
Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased by $41.2 million to $290.2 million for the year ended December 31, 2018 from $249.0 million for 2017. This increase was primarily the result of midstream expenses related to our increased production volumes in the Utica Shale and SCOOP resulting from our 2018 and 2017 drilling activities.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased to $486.7 million for the year ended December 31, 2018, and consisted of $476.4 million in depletion of oil and natural gas properties and $10.3 million in depreciation of other property and equipment, as compared to total DD&A expense of $364.6 million for 2017. This increase was due to an increase in our production and our full cost pool and a decrease in our total proved reserves volume used to calculate our total DD&A expense.
General and Administrative Expenses. Net general and administrative expenses increased to $56.6 million for the year ended December 31, 2018 from $52.9 million for the year ended December 31, 2017. This $3.7 million increase was due to an increase in salaries, benefits and employee stock compensation expense resulting from an increased number of employees, legal fees and computer support, partially offset by a decrease in consulting fees. However, during the year ended December 31, 2018, we decreased our per unit general and administrative expense by 15% to $0.11 per Mcfe from $0.13 per Mcfe during the year ended December 31, 2017 as a result of increases in production.
Accretion Expense. Accretion expense increased to $4.1 million for the years ended December 31, 2018 from $1.6 million for the year ended December 31, 2017, primarily as a result of changes in our asset retirement obligation assumptions during 2017.
Interest Expense. Interest expense increased to $135.3 million for the year ended December 31, 2018 from $108.2 million for the year ended December 31, 2017 due primarily to the issuance of $450.0 million of the 2026 Notes in October 2017. In addition, total weighted debt outstanding under our revolving credit facility was $83.6 million for the year ended December 31, 2018 as compared to $119.2 million outstanding under such facility for 2017. Additionally, we capitalized approximately $4.5 million and $9.5 million in interest expense to undeveloped oil and natural gas properties during the years ended December 31, 2018 and December 31, 2017, respectively. This decrease in capitalized interest in the 2018 period was primarily the result of changes to our development plan for our oil and natural gas properties.
Income Taxes. As of December 31, 2018, we had a net operating loss carry forward of approximately $782.7 million, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Quarterly, management performs a forecast of our taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management's opinion, it is more likely than not that some portion will not be realized. At December 31, 2018, a valuation allowance of $212.0 million had been provided against the net deferred tax asset, with the exception of certain state net operating losses that we expect to be able to utilize with NOL carrybacks. We recognized an income tax benefit from continuing operations of $0.1 million for the year ended December 31, 2018.
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
Oil and Gas Revenues. For the year ended December 31, 2017, we reported oil and natural gas revenues of $1.3 billion as compared to oil and natural gas revenues of $385.9 million during 2016. This $934.4 million, or 242%, increase in revenues was primarily attributable to the following:

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
Accretion Expense. Accretion expense increased to $1.6 million for the year ended December 31, 2017 from $1.1 million for the year ended December 31, 2016, primarily as a result of our SCOOP acquisition.
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

Our primary uses of cash are for ongoing business operations, repayments of our debt, capital expenditures, investments and acquisitions. During 2018, we initiated a stock repurchase program to purchase shares of our common stock. During 2019, we intend to purchase additional shares of our common stock under our recently announced stock repurchase program opportunistically with available funds or non-core asset sales while maintaining sufficient liquidity to fund our 2019 capital development program.
Net cash flow provided by operating activities was $752.5 million for the year ended December 31, 2018 as compared to net cash flow provided by operating activities of $679.9 million for 2017. This increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to a 26% increase in net revenues after giving effect to settled derivative instruments, partially offset by an increase in our operating expenses.
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
Net cash used in investing activities for the year ended December 31, 2018 was $643.1 million as compared to $2.5 billion for 2017. During the year ended December 31, 2018, we spent $865.3 million in additions to oil and natural gas properties, of which $461.8 million was spent on our 2018 drilling and recompletion programs, $193.9 million was spent on expenses attributable to the wells spud, completed and recompleted during 2017, $125.6 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale, $2.6 million was spent on facility enhancements and $2.1 million was spent on plugging costs, with the remainder attributable mainly to future location development and capitalized general and administrative expenses. During the year ended December 31, 2018, we received $175.0 million from the sale of our equity investment in Strike Force and $51.5 million from the sale of Mammoth Energy's common stock. In addition, we invested $2.3 million in Grizzly, and we received $0.4 million in distributions from our investment in Timber Wolf during the year ended December 31, 2018. We did not make any material investments in our other equity investments during the year ended December 31, 2018. During the year ended December 31, 2018, we used cash from operations and proceeds from sales of our investments to fund our investing activities.
Net cash used in investing activities for the year ended December 31, 2017 was $2.5 billion as compared to $720.6 million for 2016. During the year ended December 31, 2017, we spent $1.1 billion in additions to oil and natural gas properties, of which $750.6 million was spent on our 2017 drilling and recompletion programs, $119.8 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale and the SCOOP, $97.4 million was spent on expenses attributable to the wells spud, completed and recompleted during 2016, $7.2 million was spent on seismic, $4.3 million was spent on plugging costs and $1.5 million was spent on facility enhancements, with the remainder attributable mainly to future location development and capitalized general and administrative expenses. We also spent $1.3 billion to fund the cash portion of the purchase price for our SCOOP acquisition. In addition, $2.3 million was invested in Grizzly and $46.1 million was invested in Strike Force (prior to our sale of our equity interest in Strike Force in May 2018), net of distributions. We did not make any material investments in our other equity investments during the year ended December 31, 2017. During the year ended December 31, 2017, we used cash from operations and proceeds from our 2016 equity and debt offerings and our 2017 debt offering for our investing activities.
Net cash used in financing activities for the year ended December 31, 2018 was $156.7 million as compared to net cash provided by financing activities of $433.0 million for 2017. The 2018 amount used by financing activities is primarily attributable to repurchases under our stock repurchase program of approximately $200.0 million, partially offset by net borrowings under our credit facility.
Net cash provided by financing activities for the year ended December 31, 2017 was $433.0 million as compared to net cash provided by financing activities of $1.7 billion for 2016. The 2017 amount provided by financing activities is primarily attributable to the net proceeds of $444.3 million from our 2017 debt offering.
Credit Facility. We have entered into a senior secured revolving credit facility, as amended, with The Bank of Nova Scotia, as the lead arranger and administrative agent and certain lenders from time to time party thereto. The credit agreement provides for a maximum facility amount of $1.5 billion and matures on December 13, 2021. As of December 31, 2018, we had a borrowing base of $1.4 billion, with an elected commitment of $1.0 billion, and $45.0 million in borrowings outstanding under our revolving credit facility. Total funds available for borrowing, after giving effect to an aggregate of $316.6 million of letters of credit, were $638.4 million. This facility is secured by substantially all of our assets. Our wholly-owned subsidiaries guarantee our obligations under our revolving credit facility.

Advances under our revolving credit facility may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 0.25% to 1.25%, plus (2) the highest of: (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 1.25% to 2.25%, plus (2) the London interbank offered rate that appears on pages LIBOR01 or LIBOR02 of the Reuters screen that displays such rate for deposits in U.S. dollars, or, if such rate is not available, the rate as administered by ICE Benchmark Administration (or any other person that takes over administration of such rate) per annum equal to the offered rate on such other page or other service that displays an average London interbank offered rate as administered by ICE Benchmark Administration (or any other person that takes over the administration of such rate) for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. As of December 31, 2018, amounts borrowed under our revolving credit facility bore interest at the weighted average rate of 4.23%.
Our revolving credit facility contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries' ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in our revolving credit facility. Our revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of net funded debt to EBITDAX (net income, excluding (i) any non-cash revenue or expense associated with swap contracts resulting from ASC 815 and (ii) any cash or non-cash revenue or expense attributable to minority investment plus without duplication and, in the case of expenses, to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) exploration costs deducted in determining net income under successful efforts accounting, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings (provided that expenses related to any unsuccessful dispositions will be limited to $3.0 million in the aggregate) for a twelve-month period may not be greater than 4.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with these financial covenants at December 31, 2018.
Senior Notes. In April 2015, we issued an aggregate of $350.0 million in principal amount of our Senior Notes due 2023, or the 2023 Notes. Interest on the 2023 Notes accrues at a rate of 6.625% per annum on the outstanding principal amount thereof, from April 21, 2015, payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2015. The 2023 Notes will mature on May 1, 2023.
On October 14, 2016, we issued an aggregate of $650.0 million in principal amount of our Senior Notes due 2024, or the 2024 Notes. Interest on the 2024 Notes accrues at a rate of 6.000% per annum on the outstanding principal amount thereof, payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2017. The 2024 Notes will mature on October 15, 2024.
On December 21, 2016, we issued an aggregate of $600.0 million in principal amount of our Senior Notes due 2025, or the 2025 Notes. Interest on the 2025 Notes accrues at a rate of 6.375% per annum on the outstanding principal amount thereof, payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2017. The 2025 Notes will mature on May 15, 2025.
On October 11, 2017, we issued $450.0 million in aggregate principal amount of our 2026 Notes. Interest on the 2026 Notes accrues at a rate of 6.375% per annum on the outstanding principal amount thereof, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2018. The 2026 Notes will mature on January 15, 2026. We received approximately $444.1 million in net proceeds from the offering of the 2026 Notes, a portion of which was used to repay all of our outstanding borrowings under our secured revolving credit facility on October 11, 2017 and the balance was used to fund the remaining outspend related to our 2017 capital development plans.
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
Construction Loan. On June 4, 2015, we entered into a construction loan agreement, or the construction loan, with InterBank for the construction of our new corporate headquarters in Oklahoma City, which was substantially completed in December 2016. The construction loan allows for maximum principal borrowings of $24.5 million and required us to fund 30% of the cost of the construction before any funds could be drawn, which occurred in January 2016. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.50% per annum and was payable on the last day of the month through May 31, 2017, after which date we began making monthly payments of interest and principal. The final payment is due June 4, 2025. As of December 31, 2018, the total borrowings under the construction loan were approximately $23.1 million.
Capital Expenditures. Our recent capital commitments have been primarily for the execution of our drilling programs, acquisitions in the Utica Shale, our SCOOP acquisition in 2017 and for investments in entities that may provide services to facilitate the development of our acreage. Our strategy is to continue to (1) increase cash flow generated from our operations by undertaking new drilling, workover, sidetrack and recompletion projects to exploit our existing properties, subject to economic and industry conditions, (2) pursue acquisition and disposition opportunities and (3) pursue business integration opportunities.
Of our net reserves at December 31, 2018, 55.4% were categorized as proved undeveloped. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved developed reserves, or both. To realize reserves and increase production, we must continue our exploratory drilling, undertake other replacement activities or use third parties to accomplish those activities.
During 2018, we spud 23 gross (19.5 net) and commenced sales from 35 gross and net wells in the Utica Shale for a total cost of approximately $305.8 million. In addition, 28 gross (4.4 net) wells were drilled and 32 gross (9.4 net) wells were turned to sales by other operators on our Utica Shale acreage during 2018 for a total cost to us of approximately $90.1 million. We currently expect to drill 13 to 15 gross (10 to 11 net) horizontal wells and commence sales from 47 to 51 gross (40 to 45 net) horizontal wells on our Utica Shale acreage. As of February 15, 2019, we had two operated horizontal rig drilling in the play. We plan to run on average one operated horizontal rig in the Utica Shale during 2019. We also anticipate an additional two to three net horizontal wells will be drilled, and sales commenced from two to three net horizontal wells, on our Utica Shale acreage by other operators.
During 2018, we spud 13 gross (12.1 net) and commenced sales from 15 gross (12.8 net) wells in the SCOOP for a total cost of approximately $141.3 million. In addition, 40 gross (3.1 net) wells were drilled and 47 gross (3.6 net) wells were turned to sales by other operators on our SCOOP acreage during 2018 for a total cost to us of approximately $39.0 million. During 2019, we currently expect to drill nine to 10 gross (seven to eight net) horizontal wells and commence sales from 15 to

17 gross (14 to 15 net) wells on our SCOOP acreage. We also anticipate one to two net wells will be drilled, and sales commenced from one to two net wells on our SCOOP acreage by other operators. As of February 15, 2019, we had two operated horizontal drilling rigs in the play. We plan to run on average approximately 1.5 operated horizontal rigs in the SCOOP in 2019.
During 2018, we recompleted 32 existing wells and spud no new wells at our WCBB field and recompleted 15 existing wells and spud no new wells in our Hackberry fields for a total aggregate cost of approximately $7.9 million. During 2019, we do not anticipate any activities in our Southern Louisiana fields.
During 2018, no new wells were spud on our Niobrara Formation acreage. We do not currently anticipate any capital expenditures in the Niobrara Formation in 2019.
During the third quarter of 2006, we purchased a 24.9% interest in Grizzly. As of December 31, 2018, our net investment in Grizzly was approximately $44.3 million. Our capital requirements in 2018 for Grizzly were approximately $2.3 million. We do not currently anticipate any material capital expenditures in 2019 related to Grizzly's activities.
We had no material capital expenditures during the during the year ended December 31, 2018 related to our interests in Thailand. We do not currently anticipate any capital expenditures in Thailand in 2019.
In an effort to facilitate the development of our Utica Shale and other domestic acreage, we have invested in entities that can provide services that are required to support our operations. See Item 1. "Business–Our Equity Investments" and Note 4 to our consolidated financial statements included elsewhere in this report for additional information regarding these other investments. During the years ended December 31, 2018 and 2017, we did not make any additional investments in these entities, and we do not currently anticipate any capital expenditures related to these entities in 2019. In the fourth quarter of 2014, we contributed our investments in Stingray Pressure, Stingray Logistics, Bison and Muskie to Mammoth, in exchange for a 30.5% limited partner interest in this newly formed limited partnership. On October 19, 2016, Mammoth Energy completed its IPO of 7,750,000 shares of its common stock at a public offering price of $15.00 per share, of which 7,500,000 shares were sold by Mammoth Energy and 250,000 shares were sold by certain selling stockholders, including 76,250 shares sold by us for which we received net proceeds of $1.1 million. Prior to the completion of the IPO, we were issued 9,150,000 shares of Mammoth Energy common stock in return for the contribution of our 30.5% interest in Mammoth. Following the IPO, we owned an approximate 24.2% interest in Mammoth Energy. On June 5, 2017, we acquired approximately 2.0 million shares of Mammoth Energy common stock in connection with our contribution of all of our membership interests in Sturgeon, Stingray Energy and Stingray Cementing, bringing our equity interest in Mammoth Energy to approximately 25.1%. On June 29, 2018, we sold 1,235,600 shares, and on July 30, 2018, we sold an additional 118,974 shares, of our Mammoth Energy common stock in an underwritten public offering and related partial exercise of the underwriters' option to purchase additional shares for net proceeds to us of approximately $47.0 million and $4.5 million, respectively. Following the sale of these shares, we owned 9,829,548 shares, or 21.9% at December 31, 2018, of Mammoth Energy’s outstanding common stock.
In February 2016, we, through our wholly-owned subsidiary Midstream Holdings, entered into an agreement with Rice to develop natural gas gathering assets in eastern Belmont County and Monroe County, Ohio, which we refer to as the dedicated areas, through an entity called Strike Force. In 2017, Rice was acquired by EQT Corporation, or EQT. Prior to the sale of the Company's interest in Strike Force (discussed below), the Company owned a 25% interest in Strike Force, and EQT acted as operator and owned the remaining 75% interest in Strike Force. Strike Force's gathering assets provide gathering services for wells operated by Gulfport and other operators and connectivity of existing dry gas gathering systems. During the year ended December 31, 2017, we paid $46.1 million in net cash calls related to Strike Force. On May 1, 2018, we sold our 25% equity interest in Strike Force to EQT Midstream Partners, LP for $175.0 million in cash.
In response to current declining forward natural gas prices, we are shifting to building an organization that is focused on disciplined capital allocation, cash flow generation and a commitment to executing a thoughtful, clearly communicated business plan that enhances value for all of our shareholders. We plan to maximize results with the core assets in our portfolio today and focus on returns that will allow us to operate within our cash flow in 2019. As a result, we currently expect to reduce our planned capital expenditures by approximately 29% as compared to 2018.
Our total capital expenditures for 2019 are currently estimated to be in the range of $525.0 million to $550.0 million for drilling and completion expenditures. In addition, we currently expect to spend $40.0 million to $50.0 million in 2019 for non-drilling and completion expenditures, which includes acreage expenses, primarily lease extensions in the Utica Shale. The 2019 range of capital expenditures is lower than the $814.7 million spent in 2018, primarily due to the decrease in current commodity prices, specifically natural gas prices, and our desire to fund our capital development program within cash flow, as well as to generate free cash flow.
In January 2019, our board of directors approved a stock repurchase program to acquire up to $400.0 million of our outstanding common stock within the next 24 months. We intend to purchase shares under the repurchase program opportunistically with available funds primarily from cash flow from operations and sale of non-core assets while maintaining sufficient liquidity to fund our capital development programs.
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
Commodity Price Risk
The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. During 2017, WTI prices ranged from $42.48 to $60.46 per barrel and the Henry Hub spot market price of natural gas ranged from $2.44 to $3.71 per MMBtu. During 2018, WTI prices ranged from $44.48 to $77.41 per barrel and the Henry Hub spot market price of natural gas ranged from $2.49 to $6.24 per MMBtu. If the prices of oil and natural gas decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.
See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" for information regarding our open fixed price swaps at December 31, 2018.
Commitments
In connection with our acquisition in 1997 of the remaining 50% interest in the WCBB properties, we assumed the seller's (Chevron) obligation to contribute approximately $18,000 per month through March 2004, to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Chevron retained a security interest in production from these properties until abandonment obligations to Chevron have been fulfilled. Beginning in 2009, we can access the trust for use in plugging and abandonment charges associated with the property. As of December 31, 2018, the plugging and abandonment trust totaled approximately $3.1 million. At December 31, 2018, we have plugged 555 wells at WCBB since we began our plugging program in 1997, which management believes fulfills our current minimum plugging obligation.
In January 2018, our board of directors approved a stock repurchase program to acquire up to $100.0 million of our outstanding common stock during 2018, and in May 2018 expanded this program authorizing us to acquire up to an additional $100.0 million of our outstanding common stock during 2018 for a total of up to $200.0 million. The Company fully executed the program during the year ended December 31, 2018, and repurchased 20.7 million shares for a cost of approximately $200.0 million. In January 2019, our board of directors approved a stock repurchase program to acquire up to $400.0 million of our outstanding common stock within the next 24 months. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. The Company intends to purchase shares under the repurchase program opportunistically with available funds while maintaining sufficient liquidity to fund its 2019 capital development program. This repurchase program is authorized to extend through December 31, 2020 and may be suspended from time to time, modified, extended or discontinued by the board of directors of the Company at any time. We did not make any purchases of our common stock during the year ended December 31, 2017 under any stock repurchase program or otherwise.
Contractual and Commercial Obligations
The following table sets forth our contractual and commercial obligations at December 31, 2018:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Revolving credit agreement (1)	$45,000	$—	$45,000	$—	$—
6.625% senior unsecured notes due 2023 (2)	454,344	23,188	46,375	384,781	—
6.000% senior unsecured notes due 2024 (3)	884,101	39,000	78,000	78,000	689,101
6.375% senior unsecured notes due 2025 (4)	848,748	38,250	76,500	76,500	657,498
6.375% senior unsecured notes due 2026 (5)	665,156	28,687	57,375	57,375	521,719
Asset retirement obligations (6)	79,952	—	—	—	79,952
Building loan (7)	23,149	651	1,290	1,416	19,792
Firm transportation contracts	3,504,318	251,644	494,201	490,972	2,267,501
Drilling and purchase obligations (8)	204,969	89,022	115,947	—	—
Operating leases	271	144	127	—	—
Total	$6,710,008	$470,586	$914,815	$1,089,044	$4,235,563
_____________________

(1) Does not include future loan advances, repayments, commitment fees or other fees on our revolving credit facility as we cannot determine with accuracy the timing of such items. Additionally, this table does not include interest expense as it is a floating rate instrument and we cannot determine with accuracy the future interest rates to be charge.
(2) Includes estimated interest of $23.2 million due in less than one year; $46.4 million due in 1-3 years and $34.8 million due in 3-5 years.
(3) Includes estimated interest of $39.0 million due in less than one year; $78.0 million due in 1-3 years; $78.0 million due in 3-5 years and $39.1 million due thereafter.
(4) Includes estimated interest of $38.3 million due in less than one year; $76.5 million due in 1-3 years; $76.5 million due in 3-5 years and $57.5 million due thereafter.
(5) Includes estimated interest of $28.7 million due in less than one year; $57.4 million due in 1-3 years; $57.4 million due in 3-5 years and $71.7 million due thereafter.

(6)
Amount represents the estimated discounted cost for future abandonment of oil and natural gas properties. Due to the uncertainty in timing of the obligation and no current contractual obligation, the liability is included in the "More than 5 years" category.

(7)	Does not include estimated interest of $1.0 million due in less than one year; $2.0 million due in 1-3 years: $1.9 million due in 3-5 years and $1.3 million due thereafter.

(8)
Drilling and purchasing obligations reported above represent our minimum financial commitment pursuant to the terms of these contracts. A portion of these future costs will be borne by other interest owners.

Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2018.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-

specific guidance with Topic 606. Subsequent to ASU 2014-09, the FASB issued several related ASU's to clarify the application of the revenue recognition standard. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. We adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method applied to contracts that were not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard. Under the modified retrospective method, we recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings; however, no adjustment was required as a result of adopting the new revenue standard. The comparative information has not been restated and continues to be reported under the historic accounting standards in effect for those periods. The impact of the adoption of the new revenue standard is not expected to be material to our net income on an ongoing basis. See Note 10 to our consolidated financial statements for further discussion of the revenue standard.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard supersedes the previous lease guidance by requiring lessees to recognize a right-to-use asset and lease liability on the balance sheet for all leases with lease terms of greater than one year while maintaining substantially similar classifications for financing and operating leases. The guidance is effective for periods after December 15, 2018, and we will adopt beginning January 1, 2018 using the transition method permitted by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, issued in August 2018, which permits an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption with no adjustment made to the comparative periods presented in the consolidated financial statements. We will also utilize the practical expedient provided by ASU 2018-11 to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components would be accounted for under ASC 606 and other conditions are met.
We have identified our portfolio of leased assets under the new standard and has evaluated the impact of this guidance on our consolidated financial statements and related disclosures. Offsetting right-of-use assets and corresponding lease liabilities recognized by us on the adoption date totaled approximately $110 million, representing minimum payment obligations associated with identified leases with contractual durations longer than one year. Adoption of the new standard will not result in a material impact to the consolidated statement of operations. We have implemented processes and controls needed to comply with the requirements of the new standard, which includes the implementation of a lease accounting software solution to support lease portfolio management and accounting and disclosures.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies how certain cash receipts and cash payments should be classified and presented in the statement of cash flows. We adopted this standard in the first quarter of 2018 and have made an accounting policy election to classify distributions received from equity method investees using the nature of the distribution approach, which classifies distributions received from investees as either cash inflows from operating activities or cash inflows from investing activities in the statement of cash flows based on the nature of the activities of the investee that generated the distribution. The impact of adopting this ASU was not material to prior periods presented.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows and to provide a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. We adopted this standard in the first quarter of 2018 using the retrospective transition method. The adoption of this standard had no impact on the statement of cash flows for the year ended December 31, 2018. As a result of the adoption, $185.0 million in restricted cash was removed from net cash used in investing resulting in an increase to the ending cash balance for the year ended December 31, 2016. The adoption also resulted in an addition of $185.0 million in restricted cash to the net cash used in investing activities for the year ended December 31, 2017. This addition and the resulting decrease to ending cash was offset by the increase to beginning cash balance of $185.0 million due to the changes at December 31, 2016. Therefore, there was no net impact on the statement of cash flows as of December 31, 2017.
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
In February 2018, the FASB issued ASU No. 2018-02, Income statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for standard tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendment will be effective for reporting periods beginning after December 15, 2018, and early adoption is permitted. We assessed the impact of the ASU on our consolidated financial statements and related disclosures, and determined there was no material impact.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements on fair value measurements. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. We are currently assessing the impact of the ASU on our consolidated financial statements and related disclosures
In August 2018, the FASB also issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for costs associated with implementing a cloud computing arrangement in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. We are currently assessing the impact of the ASU on our consolidated financial statements and related disclosures.
In August 2018, the Securities and Exchange Commission ("SEC") issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, which amends certain disclosure requirements that were redundant, duplicative, overlapping or superseded. Under these amendments, the annual disclosure requirements on the analysis of stockholders' equity is extended to interim financial statements. We will present an analysis of changes in stockholders' equity for the current and comparative year-to-date interim periods. The final rule is effective November 5, 2018, and we will begin presenting this analysis beginning with the quarter ended March 31, 2019.
In November 2018, the FASB also issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which provides guidance on how to assess whether certain transactions between participants in a collaborative arrangement should be accounted for within the ASU No. 2014-09 revenue recognition standard discussed above. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. We are currently assessing the impact of the ASU on its consolidated financial statements and related disclosures.

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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During 2017, WTI prices ranged from $42.48 to $60.46 per barrel and the Henry Hub spot market price of natural gas ranged from $2.44 to $3.71 per MMBtu. During 2018, WTI prices ranged from $44.48 to $77.41 per barrel and the Henry Hub spot market price of natural gas ranged from $2.49 to $6.24 per MMBtu. If the prices of oil and natural gas decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swap positions as of December 31, 2018.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
2019	NYMEX Henry Hub	1,254,000	$2.83
2020	NYMEX Henry Hub	204,000	$2.77

	Location	Daily Volume (Bbls/day)	Weighted Average Price
2019	Mont Belvieu C2	1,000	$18.48
2019	Mont Belvieu C3	4,000	$28.87
2019	Mont Belvieu C5	500	$54.08
During the fourth quarter of 2018, we early terminated all of our fixed price swaps for oil based on both Argus Louisiana Light Sweet Crude and NYMEX West Texas Intermediate scheduled to settle during 2019 covering 5,000 Bbls/day. These early terminations resulted in approximately $0.4 million of settlement losses which is included in net (loss) gain on natural gas, oil, and NGL derivatives in the accompanying consolidated statement of operations.
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

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
January 2019 - March 2019	NYMEX Henry Hub	50,000	$3.13
April 2019 - December 2019	NYMEX Henry Hub	30,000	$3.10

For a portion of the natural gas fixed price swaps listed above, the counterparties had the option to extend the original terms an additional twelve months for the period January 2019 through December 2019. In December 2018, the counterparties chose to exercise all natural gas fixed price swaps, resulting in an additional 100,000 MMBtu per day at a weighted average price of $3.05 per MMBtu, which is included in the natural gas fixed price swaps listed above.
In addition, we have entered into natural gas basis swap positions, which settle on the pricing index to basis differential of Transco Zone 4 to the NYMEX Henry Hub natural gas price. As of December 31, 2018, we had the following natural gas basis swap positions for Transco Zone 4.

	Location	Daily Volume (MMBtu/day)	Hedged Differential
2019	Transco Zone 4	60,000	$(0.05)
2020	Transco Zone 4	60,000	$(0.05)

In February 2019, we entered into a natural gas basis swap position for 2020, which settles on the pricing index to basis differential of Inside FERC to the NYMEX Henry Hub natural gas price, for approximately 10,000 MMBtu of natural gas per day at a differential of $0.54 per MMBtu. Our fixed price swap contracts are tied to the commodity prices on NYMEX Henry Hub for natural gas and Mont Belvieu for propane, pentane and ethane. We will receive the fixed priced amount stated in the contract and pay to its counterparty the current market price as listed on NYMEX Henry Hub for natural gas or Mont Belvieu for propane, pentane and ethane.
Under our 2019 contracts, we have hedged approximately 94% to 97% of our expected 2019 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. At December 31, 2018, we had a net liability derivative position of $13.0 million as compared to a net asset derivative position of $52.0 million as of December 31, 2017, related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $155.1 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $154.6 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Our revolving credit facility is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. At December 31, 2018, we had $45.0 million in borrowings outstanding under our credit facility which bore interest at the weighted average rate of 4.23%. A 1% increase in the average interest rate would have increased interest expense by approximately $0.8 million based on outstanding borrowings under our revolving credit facility throughout the year ended December 31, 2018. As of December 31, 2018, we did not have any interest rate swaps to hedge our interest risks.

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
As of December 31, 2018, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures are effective.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2018.
Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements for the year ended December 31, 2018 included with this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2018, as stated in their accompanying report.

/s/ David M. Wood		/s/ Keri Crowell
Name:	David M. Wood	Name:	Keri Crowell
Title:	Chief Executive Officer and President	Title:	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Gulfport Energy Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Gulfport Energy Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 28, 2019 expressed an unqualified opinion on those financial statements.
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
February 28, 2019

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

10.6+
Separation and Release Agreement, effective October 29, 2018, by and between Gulfport Energy Corporation and Michael G. Moore (incorporated by reference to Exhibit 10.3 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 1, 2018).

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

10.9
Second Amendment to Amended and Restated Credit Agreement, dated as of November 26, 2014, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 3, 2014).

10.10
Third Amendment to Amended and Restated Credit Agreement, dated as of April 10, 2015, among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 15, 2015).

10.11
Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 29, 2015, among the Company, as borrower, the Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on August 7, 2015).

10.12
Fifth Amendment to Amended and Restated Credit Agreement, dated as of September 18, 2015, among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on September 24, 2015).

10.13
Sixth Amendment, dated February 19, 2016, to Amended and Restated Credit Agreement, dated as of September 18, 2015, among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on May 5, 2016).

10.14
Seventh Amendment to Amended and Restated Credit Agreement, dated as of December 13, 2016, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 15, 2016).

10.15
Eighth Amendment to Amended and Restated Credit Agreement, entered into as of March 29, 2017, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent and L/C issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on April 4, 2017).

10.16
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

10.17
Tenth Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2017, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on October 5, 2017).

10.18
Eleventh Amendment to Amended and Restated Credit Agreement, dated as of November 21, 2017, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on November 28, 2017).

10.19
Twelfth Amendment to Amended and Restated Credit Agreement, dated as of May 21, 2018, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on May 25, 2018).

10.20
Thirteenth Amendment to the Amended and Restated Credit Agreement, dated as of November 28, 2018, between Gulfport Energy Corporation, as Borrower, The Bank of Nova Scotia, as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on December 4, 2018).

10.21#
Sand Supply Agreement, effective as of October 1, 2014, by and between Muskie Proppant LLC and Gulfport Energy Corporation (incorporated by reference to Exhibit 10.1 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 7, 2014).

10.22#
Amendment to Sand Supply Agreement, dated as of November 3, 2015, by and between Muskie Proppant LLC and Gulfport Energy Corporation (incorporated by reference to Exhibit 10.2 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 5, 2015).

10.23
Second Amendment to Sand Supply Agreement, dated as of August 6, 2018, between Gulfport Energy Corporation and Muskie Proppant LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 1, 2018).

10.24#
Amended and Restated Master Services Agreement, effective as of October 1, 2014, by and between Gulfport Energy Corporation and Stingray Pressure Pumping LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 7, 2014).

10.25#
Amendment to Amended and Restated Master Services Agreement, dated as of February 18, 2016 to be effective as of January 1, 2016, by and between Gulfport Energy Corporation and Stingray Pressure Pumping LLC.

10.26#
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

10.27+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4, File No. 333-199905, filed by the Company with the SEC on November 6, 2014).

10.28+
Separation and Release Agreement by and between Gulfport Energy Corporation and Ross Kirtley entered into November 2, 2016 (incorporated by reference to Exhibit 10.1 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on November 3, 2016).

10.29+
Employment Agreement, entered into as of April 28, 2017, effective as of January 1, 2017, by and between Gulfport Energy Corporation and Keri Crowell (incorporated by reference to Exhibit 10.3 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on May 9, 2017).

10.30+
Employment Agreement, entered into as of April 28, 2017, effective as of January 1, 2017, by and between Gulfport Energy Corporation and Stuart Maier (incorporated by reference to Exhibit 10.4 to the Form 10-Q, File No. 000-19514, filed by the Company with the SEC on May 9, 2017).

10.31+
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
Date: February 28, 2019

GULFPORT ENERGY CORPORATION

By:	/s/ KERI CROWELL
Keri Crowell Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 28, 2019	By:	/s/ DAVID M. WOOD
David M. Wood Chief Executive Officer and President, Director (Principal Executive Officer)

Date:	February 28, 2019	By:	/s/ DAVID L. HOUSTON
David L. Houston Chairman of the Board and Director

Date:	February 28, 2019	By:	/s/ KERI CROWELL
Keri Crowell Chief Financial Officer (Principal Accounting and Financial Officer)

Date:	February 28, 2019	By:	/s/ DEBORAH G. ADAMS
Deborah G. Adams Director

Date:	February 28, 2019	By:	/s/ CRAIG GROESCHEL
Craig Groeschel Director

Date:	February 28, 2019	By:	/s/ C. DOUG JOHNSON
C. Doug Johnson Director

Date:	February 28, 2019	By:	/s/ BEN T. MORRIS
Ben T. Morris Director

Date:	February 28, 2019	By:	/s/ SCOTT E. STRELLER
Scott E. Streller Director

Date:	February 28, 2019	By:	/s/ PAUL WESTERMAN
Paul Westerman Director

S-1

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Gulfport Energy Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Gulfport Energy Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2019 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2005.
Oklahoma City, Oklahoma
February 28, 2019

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$52,297	$99,557
Accounts receivable—oil and natural gas sales	210,200	146,773
Accounts receivable—joint interest and other	22,497	35,440
Prepaid expenses and other current assets	10,607	4,912
Short-term derivative instruments	21,352	78,847
Total current assets	316,953	365,529
Property and equipment:
Oil and natural gas properties, full-cost accounting, $2,873,037 and $2,912,974 excluded from amortization in 2018 and 2017, respectively	10,026,836	9,169,156
Other property and equipment	92,667	86,754
Accumulated depletion, depreciation, amortization and impairment	(4,640,098)	(4,153,733)
Property and equipment, net	5,479,405	5,102,177
Other assets:
Equity investments	236,121	302,112
Long-term derivative instruments	—	8,685
Deferred tax asset	—	1,208
Inventories	4,754	8,227
Other assets	13,803	19,814
Total other assets	254,678	340,046
Total assets	$6,051,036	$5,807,752
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$518,380	$553,609
Asset retirement obligation—current	—	120
Short-term derivative instruments	20,401	32,534
Current maturities of long-term debt	651	622
Total current liabilities	539,432	586,885
Long-term derivative instruments	13,992	2,989
Asset retirement obligation—long-term	79,952	74,980
Deferred tax liability	3,127	—
Other non-current liabilities	—	2,963
Long-term debt, net of current maturities	2,086,765	2,038,321
Total liabilities	2,723,268	2,706,138
Commitments and contingencies (Notes 16 and 17)
Preferred stock, $.01 par value; 5,000,000 authorized, 30,000 authorized as redeemable 12% cumulative preferred stock, Series A; 0 issued and outstanding	—	—
Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 authorized, 162,986,045 issued and outstanding in 2018 and 183,105,910 in 2017	1,630	1,831
Paid-in capital	4,227,532	4,416,250
Accumulated other comprehensive loss	(56,026)	(40,539)
Accumulated deficit	(845,368)	(1,275,928)
Total stockholders’ equity	3,327,768	3,101,614
Total liabilities and stockholders’ equity	$6,051,036	$5,807,752
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands, except share data)
Revenues:
Natural gas sales	$1,121,815	$845,999	$420,128
Oil and condensate sales	177,793	124,568	81,173
Natural gas liquid sales	178,915	136,057	59,115
Net (loss) gain on natural gas, oil, and NGL derivatives	(123,479)	213,679	(174,506)
	1,355,044	1,320,303	385,910
Costs and expenses:
Lease operating expenses	91,640	80,246	68,877
Production taxes	33,480	21,126	13,276
Midstream gathering and processing expenses	290,188	248,995	165,972
Depreciation, depletion and amortization	486,664	364,629	245,974
Impairment of oil and natural gas properties	—	—	715,495
General and administrative expenses	56,633	52,938	43,409
Accretion expense	4,119	1,611	1,057
Acquisition expense	—	2,392	—
	962,724	771,937	1,254,060
INCOME (LOSS) FROM OPERATIONS	392,320	548,366	(868,150)
OTHER (INCOME) EXPENSE:
Interest expense	135,273	108,198	63,530
Interest income	(314)	(1,009)	(1,230)
Litigation settlement	1,075	—	—
Insurance proceeds	(231)	—	(5,718)
Loss on debt extinguishment	—	—	23,776
Gain on sale of equity method investments	(124,768)	(12,523)	(3,391)
(Income) loss from equity method investments, net	(49,904)	17,780	37,376
Other expense (income), net	698	(1,041)	129
	(38,171)	111,405	114,472
INCOME (LOSS) BEFORE INCOME TAXES	430,491	436,961	(982,622)
INCOME TAX (BENEFIT) EXPENSE	(69)	1,809	(2,913)
NET INCOME (LOSS)	$430,560	$435,152	$(979,709)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$2.46	$2.42	$(7.97)
Diluted	$2.45	$2.41	$(7.97)
Weighted average common shares outstanding—Basic	174,675,840	179,834,146	122,952,866
Weighted average common shares outstanding—Diluted	175,398,706	180,253,024	122,952,866

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income (loss)	$430,560	$435,152	$(979,709)
Foreign currency translation adjustment (1)	(15,487)	12,519	2,119
Other comprehensive (loss) income	(15,487)	12,519	2,119
Comprehensive income (loss)	$415,073	$447,671	$(977,590)

(1) Net of $1.3 million in taxes for the year ended December 31, 2016. No taxes were recorded for the years ended December 31, 2018 and December 31, 2017.

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2016	108,322,250	$1,082	$2,824,303	$(55,177)	$(731,371)	$2,038,837
Net Loss	—	—	—	—	(979,709)	(979,709)
Other Comprehensive Income	—	—	—	2,119	—	2,119
Stock-based Compensation	—	—	12,251	—	—	12,251
Issuance of Common Stock in public offerings, net of related expenses	50,255,000	503	1,109,891	—	—	1,110,394
Issuance of Restricted Stock	252,566	3	(3)	—	—	—
Balance at December 31, 2016	158,829,816	1,588	3,946,442	(53,058)	(1,711,080)	2,183,892
Net Income	—	—	—	—	435,152	435,152
Other Comprehensive Income	—	—	—	12,519	—	12,519
Stock-based Compensation	—	—	10,615	—	—	10,615
Issuance of Common Stock for the Vitruvian Acquisition, net of related expenses	23,852,117	239	459,197	—	—	459,436
Issuance of Restricted Stock	423,977	4	(4)			—
Balance at December 31, 2017	183,105,910	1,831	4,416,250	(40,539)	(1,275,928)	3,101,614
Net Income	—	—	—	—	430,560	430,560
Other Comprehensive Loss	—	—	—	(15,487)	—	(15,487)
Stock-based Compensation	—	—	11,332	—	—	11,332
Shares Repurchased	(20,746,536)	(207)	(200,044)	—	—	(200,251)
Issuance of Restricted Stock	626,671	6	(6)	—	—	—
Balance at December 31, 2018	162,986,045	$1,630	$4,227,532	$(56,026)	$(845,368)	$3,327,768
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$430,560	$435,152	$(979,709)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion expense	4,119	1,611	1,057
Depletion, depreciation and amortization	486,664	364,629	245,974
Impairment of oil and gas properties	—	—	715,495
Stock-based compensation expense	6,799	6,369	7,351
(Income) loss from equity investments	(49,625)	18,513	37,788
Gain on debt extinguishment	—	—	(1,108)
Change in fair value of derivative instruments	65,051	(188,802)	323,303
Deferred income tax expense	1,208	1,690	18,188
Amortization of loan costs	6,121	5,011	3,660
Amortization of note discount and premium	—	—	(1,716)
Gain on sale of equity method investments	(124,768)	(12,523)	(3,391)
Distributions from equity method investments	3,206	—	—
Changes in operating assets and liabilities:
Increase in accounts receivable—oil and natural gas sales	(63,427)	(35,879)	(76,269)
Decrease (increase) in accounts receivable—joint interest and other	12,943	(9,573)	11,380
Decrease in accounts receivable—related parties	—	16	—
Increase in prepaid expenses and other current assets	(5,695)	(1,777)	(3,734)
Decrease (increase) in other assets	4,066	(7,866)	—
(Decrease) increase in accounts payable, accrued liabilities and other	(24,015)	106,375	43,763
Settlement of asset retirement obligation	(719)	(3,057)	(4,189)
Net cash provided by operating activities	752,488	679,889	337,843
Cash flows from investing activities:
Deductions to cash held in escrow	—	8	8
Additions to other property and equipment	(7,870)	(19,372)	(33,152)
Acquisitions of oil and natural gas properties	—	(1,348,657)	—
Additions to oil and natural gas properties	(865,300)	(1,064,678)	(724,925)
Proceeds from sale of oil and gas properties	5,114	4,866	45,812
Proceeds from sale of other property and equipment	351	1,569	—
Proceeds from sale of equity method investments	226,487	—	—
Contributions to equity method investments	(2,319)	(55,280)	(26,472)
Distributions from equity method investments	446	7,376	18,147
Net cash used in investing activities	(643,091)	(2,474,168)	(720,582)
Cash flows from financing activities:
Principal payments on borrowings	(220,575)	(365,276)	(87,685)
Borrowings on line of credit	265,000	365,000	86,000
Proceeds from bond issuance	—	450,000	1,250,000
Repayment of bonds	—	—	(624,561)
Borrowings on term loan	—	2,951	21,049
Debt issuance costs and loan commitment fees	(831)	(14,350)	(24,718)
Payments on repurchase of stock	(200,251)	—	—
Proceeds from issuance of common stock, net of offering costs and exercise of stock options	—	(5,364)	1,110,555
Net cash (used in) provided by financing activities	(156,657)	432,961	1,730,640
Net (decrease) increase in cash, cash equivalents and restricted cash	(47,260)	(1,361,318)	1,347,901
Cash, cash equivalents and restricted cash at beginning of period	99,557	1,460,875	112,974
Cash, cash equivalents and restricted cash at end of period	$52,297	$99,557	$1,460,875
(Continued on next page)

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosure of cash flow information:
Interest payments	$126,342	$101,958	$68,966
Income tax receipts	$—	$(1,105)	$(19,770)
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$4,533	$4,246	$4,900
Asset retirement obligation capitalized	$1,452	$42,270	$10,971
Interest capitalized	$4,470	$9,470	$9,148
Foreign currency translation (loss) gain on equity method investments	$(15,487)	$12,519	$3,468
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

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
Principles of Consolidation
The consolidated financial statements include the Company and its wholly-owned subsidiaries, Grizzly Holdings Inc., Jaguar Resources LLC, Gator Marine, Inc., Gator Marine Ivanhoe, Inc., Westhawk Minerals LLC, Puma Resources, Inc., Gulfport Appalachia LLC, Gulfport Midstream Holdings, LLC, and Gulfport MidCon, LLC. All intercompany balances and transactions are eliminated in consolidation.
Accounts Receivable
The Company sells oil and natural gas to various purchasers and participates in drilling, completion and operation of oil and natural gas wells with joint interest owners on properties the Company operates. The related receivables are classified as accounts receivable—oil and natural gas sales and accounts receivable—joint interest and other, respectively. Credit is extended based on evaluation of a customer’s payment history and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, amounts which may be obtained by an offset against production proceeds due the customer and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No allowance was deemed necessary at December 31, 2018 and December 31, 2017.
Oil and Gas Properties
The Company uses the full cost method of accounting for oil and gas operations. Accordingly, all costs, including nonproductive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and gas properties, are capitalized. Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price for 2018, 2017 and 2016, adjusted for any contract provisions or financial derivatives, if any, that hedge the Company’s oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash writedown is required. Ceiling test impairment can result in a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. The Company did not recognize a ceiling test impairment for the year ended December 31, 2018.
Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting barrels to gas at the ratio of one barrel of oil to six Mcf of gas. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and gas reserves. Oil and gas properties not subject to amortization consist of the cost of unproved leaseholds and totaled approximately $2.9 billion at both December 31, 2018 and December 31, 2017. These costs are reviewed quarterly by management for impairment. If impairment has occurred, the portion of cost in excess of the current value is transferred to the cost of oil and gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by Gulfport and other operators, the terms of oil and gas leases not held by production, and available funds for exploration and development.
The Company accounts for its abandonment and restoration liabilities by recording a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed into service. When the liability is initially recorded, the Company increases the carrying amount of oil and natural gas properties by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is included in capitalized costs and depreciated consistent with depletion of reserves. Upon settlement of the liability or the sale of the well, the liability is reversed. These liability amounts may change because of changes in asset lives, estimated costs of abandonment or legal or statutory remediation requirements.
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

(In thousands)
December 31, 2015	$(55,175)
December 31, 2016	$(51,709)
December 31, 2017	$(39,190)
December 31, 2018	$(54,677)
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
The Company is subject to U.S. federal income tax as well as income tax of multiple jurisdictions. The Company’s 2004 – 2017 U.S. federal and 1998 - 2017 state income tax returns remain open to examination by tax authorities, due to net operating losses. As of December 31, 2018, the Company has no unrecognized tax benefits that would have a material impact on the effective rate. The Company recognizes interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively.
On December 22, 2018, the Company finalized the provisional accounting for the Tax Cuts and Jobs Act ("Tax Act"), which was enacted in 2017. Further information on the tax impacts of the Tax Act is included in Note 11 of the Company's consolidated financial statements.
Revenue Recognition
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
The recognition of gains or losses on derivative instruments is outside the scope of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606") and is not considered revenue from contracts with customers subject to ASC 606. The Company may use financial or physical contracts accounted for as derivatives as economic hedges to manage price risk associated with normal sales, or in limited cases may use them for contracts the Company intends to physically settle but do not meet all of the criteria to be treated as normal sales.
The Company has elected to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer, such as sales tax, use tax, value-added tax and similar taxes.
See Note 10 for additional discussion of revenue from contracts with customers.
Investments—Equity Method
Investments in entities in which the Company owns an equity interest greater than 20% and less than 50% and/or investments in which it has significant influence are accounted for under the equity method. Under the equity method, the Company’s share of investees’ earnings or loss is recognized in the statement of operations.
The Company reviews its investments annually to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, the Company recognizes an impairment provision. The Company recognized an impairment charge of $23.1 million related to its investment in Grizzly Oil Sands ULC for the year ended December 31, 2016. There were no impairment charges recorded for the years ended December 31, 2017 and December 31, 2018.

Accounting for Stock-based Compensation
Share-based payments to employees, including grants of restricted stock, are recognized as equity or liabilities at the fair value on the date of grant and to be expensed over the applicable vesting period. The vesting periods for restricted shares range between one to four years with annual vesting installments. The Company does not recognize expense based on an estimate of forfeitures, but rather recognizes the impact of forfeitures only as they occur.
Derivative Instruments
The Company utilizes commodity derivatives to manage the price risk associated with forecasted sale of its natural gas, crude oil and natural gas liquid production. All derivative instruments are recognized as assets or liabilities in the balance sheet, measured at fair value. The Company does not apply hedge accounting to derivative instruments. Accordingly, the changes in fair value are recognized in the consolidated statements of operations in the period of change. Gains and losses on derivatives are included in cash flows from operating activities.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance with Topic 606. Subsequent to ASU 2014-09, the FASB issued several related ASU's to clarify the application of the revenue recognition standard. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method applied to contracts that were not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard. Under the modified retrospective method, the Company recognizes the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings; however, no adjustment was required as a result of adopting the new revenue standard. The comparative information has not been restated and continues to be reported under the historic accounting standards in effect for those periods. The impact of the adoption of the new revenue standard is not expected to be material to the Company’s net income on an ongoing basis. See Note 10 for further discussion of the revenue standard.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard supersedes the previous lease guidance by requiring lessees to recognize a right-to-use asset and lease liability on the balance sheet for all leases with lease terms of greater than one year while maintaining substantially similar classifications for financing and operating leases. The guidance is effective for periods after December 15, 2018, and the Company will adopt beginning January 1, 2019 using the transition method permitted by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, issued in August 2018, which permits an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption with no adjustment made to the comparative periods presented in the consolidated financial statements. The Company will also utilize the practical expedient provided by ASU 2018-11 to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components would be accounted for under ASC 606 and other conditions are met.
The Company has identified its portfolio of leased assets under the new standard and has evaluated the impact of this guidance on its consolidated financial statements and related disclosures. Offsetting right-of-use assets and corresponding lease liabilities recognized by the Company on the adoption date totaled approximately $110 million, representing minimum payment obligations associated with identified leases with contractual durations longer than one year. Adoption of the new standard will not result in a material impact to the consolidated statement of operations. The Company has implemented processes and controls needed to comply with the requirements of the new standard, which includes the implementation of a lease accounting software solution to support lease portfolio management and accounting and disclosures.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows and to provide a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. The Company adopted this standard in the first quarter of 2018 using the retrospective transition method. The adoption of this standard had no impact on the statement of cash flows for the year ended December 31, 2018. As a result of the adoption, $185.0 million in restricted cash was removed from net cash used in investing resulting in an increase to the ending cash balance for the year ended December 31, 2016. The adoption also resulted in an addition of $185.0 million in restricted cash to the net cash used in investing activities for the year ended December 31, 2017. This addition and the resulting decrease to ending cash was offset by the increase to beginning cash balance of $185.0 million due to the changes at December 31, 2016. Therefore, there was no net impact on the statement of cash flows as of December 31, 2017.
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

In February 2018, the FASB issued ASU No. 2018-02, Income statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for standard tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendment will be effective for reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company assessed the impact of the ASU on its consolidated financial statements and related disclosures, and determined there was no material impact.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements on fair value measurements. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently assessing the impact of the ASU on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for costs associated with implementing a cloud computing arrangement in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently assessing the impact of the ASU on its consolidated financial statements and related disclosures.
In August 2018, the Securities and Exchange Commission ("SEC") issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, which amends certain disclosure requirements that were redundant, duplicative, overlapping or superseded. Under these amendments, the annual disclosure requirements on the analysis of stockholders' equity is extended to interim financial statements. The Company will present an analysis of changes in stockholders' equity for the current and comparative year-to-date interim periods. The final rule is effective November 5, 2018, and the Company will begin presenting this analysis beginning with the quarter ended March 31, 2019.
In November 2018, the FASB also issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which provides guidance on how to assess whether certain transactions between participants in a collaborative arrangement should be accounted for within the ASU No. 2014-09 revenue recognition standard discussed above. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently assessing the impact of the ASU on its consolidated financial statements and related disclosures.

2.	ACQUISITIONS
In December 2016, the Company, through its wholly-owned subsidiary Gulfport MidCon LLC (“Gulfport MidCon”) (formerly known as SCOOP Acquisition Company, LLC), entered into an agreement to acquire certain assets of Vitruvian II Woodford, LLC (“Vitruvian”), an unrelated third-party seller (the “Vitruvian Acquisition”). The assets included in the Vitruvian Acquisition include 46,400 net surface acres located in Grady, Stephens and Garvin Counties, Oklahoma. On February 17, 2017, the Company completed the Vitruvian Acquisition for a total initial purchase price of approximately $1.85 billion, consisting of $1.35 billion in cash, subject to certain adjustments, and approximately 23.9 million shares of the Company’s common stock (of which approximately 5.2 million shares were placed in an indemnity escrow). The cash portion of the purchase price was funded with the net proceeds from the December 2016 common stock and senior note offerings and cash on hand. Acquisition costs of $2.4 million were incurred during the year ended December 31, 2017 related to the Vitruvian Acquisition. No acquisition costs were incurred during the year ended December 31, 2018.
Purchase Price
The Vitruvian Acquisition qualified as a business combination for accounting purposes and, as such, the Company estimated the fair value of the acquired properties as of the February 17, 2017 acquisition date. The fair value of the assets acquired and liabilities assumed was estimated using assumptions that represent Level 3 inputs. See Note 14 for additional discussion of the measurement inputs.
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
The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
	(In thousands)
Oil and natural gas properties	$10,026,836	$9,169,156
Office furniture and fixtures	42,581	37,369
Buildings	44,565	44,565
Land	5,521	4,820
Total property and equipment	10,119,503	9,255,910
Accumulated depletion, depreciation, amortization and impairment	(4,640,098)	(4,153,733)
Property and equipment, net	$5,479,405	$5,102,177
No impairment of oil and natural gas properties was required under the ceiling test for the years ended December 31, 2018 and 2017. At December 31, 2016, the net book value of the Company's oil and natural gas properties was above the calculated ceiling as a result of the reduced commodity prices during the year ended December 31, 2016. As a result, the Company recorded an impairment of its oil and natural gas properties under the full cost method of accounting in the amount of $715.5 million for the year ended December 31, 2016.
Included in oil and natural gas properties at December 31, 2018 and 2017 is the cumulative capitalization of $203.3 million and $165.6 million, respectively, in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $37.7 million, $35.7 million and $29.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The average depletion rate per Mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, was $0.96, $0.90 and $0.92 per Mcfe for the years ended December 31, 2018, 2017 and 2016, respectively.
The following is a summary of Gulfport’s oil and natural gas properties not subject to amortization as of December 31, 2018:

	Costs Incurred in
	2018	2017	2016	Prior to 2016	Total
	(In thousands)
Acquisition costs	$128,415	$1,469,820	$122,399	$1,128,975	$2,849,609
Exploration costs	9,027	—	—	—	9,027
Development costs	548	869	4,536	5,789	11,742
Capitalized interest	2,120	2,915	(657)	(1,719)	2,659
Total oil and natural gas properties not subject to amortization	$140,110	$1,473,604	$126,278	$1,133,045	$2,873,037

The following table summarizes the Company’s non-producing properties excluded from amortization by area as of December 31, 2018:

December 31, 2018
(In thousands)
Utica	$1,483,194
MidContinent	1,388,706
Niobrara	451
Southern Louisiana	586
Bakken	100
$2,873,037
As of December 31, 2017, approximately $2.9 billion of non-producing leasehold costs was not subject to amortization.
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
A reconciliation of the Company's asset retirement obligation for the years ended December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
	(In thousands)
Asset retirement obligation, beginning of period	$75,100	$34,276
Liabilities incurred	1,827	16,300
Liabilities settled	(719)	(3,057)
Accretion expense	4,119	1,611
Revisions in estimated cash flows	(375)	25,970
Asset retirement obligation as of end of period	79,952	75,100
Less current portion	—	120
Asset retirement obligation, long-term	$79,952	$74,980

4.	EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of December 31, 2018 and 2017:

		Carrying Value		(Income) loss from equity method investments
	Approximate Ownership %	December 31,		For the Year Ended December 31,
		2018	2017	2018	2017	2016
		(In thousands)
Investment in Tatex Thailand II, LLC	23.5%	$—	$—	$(241)	$(549)	$(412)
Investment in Tatex Thailand III, LLC	—%	—	—	—	(183)	—
Investment in Grizzly Oil Sands ULC	24.9999%	44,259	57,641	510	2,189	25,150
Investment in Timber Wolf Terminals LLC(3)	—%	—	983	536	8	8
Investment in Windsor Midstream LLC	22.5%	39	30	(9)	25,233	(13,618)
Investment in Stingray Cementing LLC(1)	—%	—	—	—	205	263
Investment in Blackhawk Midstream LLC(4)	—%	—	—	(38)	—	—
Investment in Stingray Energy Services LLC(1)	—%	—	—	—	282	1,044
Investment in Sturgeon Acquisitions LLC(1)	—%	—	—		(71)	993
Investment in Mammoth Energy Services, Inc.(1)	21.9%	191,823	165,715	(49,969)	(11,288)	24,037
Investment in Strike Force Midstream LLC(2)	—%	—	77,743	(693)	1,954	(89)
		$236,121	$302,112	$(49,904)	$17,780	$37,376

(1)
On June 5, 2017, Mammoth Energy Services, Inc. ("Mammoth Energy") acquired Stingray Cementing LLC, Stingray Energy Services LLC and Sturgeon Acquisitions LLC. See below under Mammoth Energy Partners LP/Mammoth Energy Services, Inc. for information regarding these transactions.

(2)	On May 1, 2018, the Company sold its 25% interest in Strike Force Midstream to EQT Midstream Partners, LP. See below under under Strike Force Midstream LLC for information regarding this transaction.
(3)	On June 5, 2018, the Company received its final distribution from Timber Wolf Terminals LLC ("Timber Wolf"). See below under Timber Wolf Terminals LLC for information regarding this distribution.
(4)	On December 31, 2018, the Company received its final distribution from Blackhawk Midstream LLC ("Blackhawk"). See below under Blackhawk Midstream LLC for information regarding this distribution.
The tables below summarize financial information for the Company's equity investments, as of December 31, 2018 and 2017.
Summarized balance sheet information:

	December 31,
	2018	2017
	(In thousands)
Current assets	$471,733	$415,032
Noncurrent assets	$1,302,488	$1,542,090
Current liabilities	$239,975	$261,086
Noncurrent liabilities	$94,575	$148,839

Summarized results of operations:

	December 31,
	2018	2017	2016
	(In thousands)
Gross revenue	$1,729,778	$755,374	$287,733
Net income (loss)	$253,451	$(37,102)	$(65,070)
Tatex Thailand II, LLC
The Company has an indirect ownership interest in Tatex Thailand II, LLC (“Tatex”). Tatex holds an 8.5% interest in APICO, LLC (“APICO”), an international oil and gas exploration company. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 108,000 acres which includes the Phu Horm Field. The Company received $0.2 million and $0.5 million in distributions from Tatex during the years ended December 31, 2018 and 2017, respectively.
Tatex Thailand III, LLC
The Company had an ownership interest in Tatex Thailand III, LLC ("Tatex III"). Tatex III previously owned a concession covering approximately 245,000 acres in Southeast Asia. As of December 31, 2014, the Company reviewed its investment in Tatex III and, together with Tatex III, made the decision to allow the concession to expire in January 2015. As such, the Company fully impaired the asset as of December 31, 2014. In December 2017, Tatex III was dissolved and the Company received a final distribution of $0.2 million.
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings Inc. ("Grizzly Holdings"), owns an interest in Grizzly Oil Sands ULC ("Grizzly"), a Canadian unlimited liability company. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc. ("Oil Sands"). As of December 31, 2018, Grizzly had approximately 830,000 acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. Grizzly has high-graded three oil sands projects to various stages of development. Grizzly commenced commercial production from its Algar Lake Phase I steam-assisted gravity drainage ("SAGD") oil sand project during the second quarter of 2014 and has regulatory approval for up to 11,300 barrels per day of bitumen production. Algar Lake production peaked at 2,200 barrels per day during the ramp-up phase of the SAGD facility, however, in April 2015, Grizzly made the decision to suspend operations at its Algar Lake facility due to the commodity price drop and its effect on project economics. Grizzly continues to monitor market conditions as it assesses start up plans for the facility. The Company reviewed its investment in Grizzly as of December 31, 2016 for impairment due to certain qualitative factors and as such, engaged an independent third party to assist management in determining fair value calculations of its investment. As a result of the calculated fair values and other qualitative factors, the Company concluded that an other than temporary impairment was required, resulting in an aggregate impairment loss of $23.1 million for the year ended December 31, 2016, which is included in (income) loss from equity method investments, net in the accompanying consolidated statements of operations. As of and during the periods ended December 31, 2018 and 2017, commodity prices had increased as compared to 2016. The Company engaged an independent third party to perform a sensitivity analysis based on updated pricing as of December 31, 2018, and concluded that there were no impairment indicators that required further evaluation for impairment. If commodity prices decline in the future however, further impairment of the investment in Grizzly may be necessary. Gulfport paid $2.3 million in cash calls during each of the years ended December 31, 2018 and December 31, 2017. Grizzly’s functional currency is the Canadian dollar. The Company's investment in Grizzly was decreased by a $15.2 million foreign currency translation loss for the year ended December 31, 2018, and increased by a $12.3 million and $4.2 million foreign currency translation gain for the years ended December 31, 2017 and 2016, respectively.
Effective October 5, 2012, Grizzly entered into a $125.0 million revolving credit facility, of which Grizzly paid the outstanding balance in full in July 2016. Gulfport paid its share of this amount on June 30, 2016.
Timber Wolf Terminals LLC
During 2012, the Company invested in Timber Wolf Terminals LLC (“Timber Wolf”). Timber Wolf was formed to operate a crude/condensate terminal and a sand transloading facility in Ohio. During the years ended December 31, 2018 and 2017, the

Company paid no cash calls to Timber Wolf. During the year ended December 31, 2018, Timber Wolf was dissolved and the Company received a final distribution of $0.4 million.
Windsor Midstream LLC
At December 31, 2018, the Company held a 22.5% interest in Windsor Midstream LLC (“Midstream”), an entity controlled and managed by an unrelated third party. The Company received no distributions from Midstream during the year ended December 31, 2018 and $0.5 million in distributions during the same period in 2017.
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
Blackhawk Midstream LLC
During 2012, the Company invested in Blackhawk Midstream LLC ("Blackhawk"). Blackhawk coordinated gathering, compression, processing and marketing activities for the Company in connection with the development of its Utica Shale acreage. During the year ended December 31, 2018, Blackhawk was dissolved and the Company received a final distribution of $0.04 million.
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
Sturgeon Acquisitions LLC
During 2014, the Company invested in Sturgeon Acquisitions LLC ("Sturgeon") and received an ownership interest of 25% in Sturgeon. Sturgeon owns and operates sand mines that produce hydraulic fracturing grade sand. On June 5, 2017, the Company contributed all of its membership interests in Sturgeon to Mammoth Energy. See below under Mammoth Energy Partners LP/Mammoth Energy Services, Inc. for information regarding this transaction.
Mammoth Energy Partners LP/Mammoth Energy Services, Inc.
In the fourth quarter of 2014, the Company contributed its investments in four entities to Mammoth Energy Partners LP ("Mammoth") for a 30.5% interest in Mammoth. Mammoth originally intended to pursue its initial public offering in 2014 or 2015; however, due to low commodity prices, the offering was postponed. In October 2016, Mammoth converted from a limited partnership into a limited liability company named Mammoth Energy Partners LLC ("Mammoth LLC") and the Company and the other members of Mammoth LLC contributed their interests in Mammoth LLC to Mammoth Energy. The Company received 9,150,000 shares of Mammoth Energy common stock in return for its contribution. Following the contribution, Mammoth Energy completed its initial public offering (the "IPO") of 7,750,000 shares of its common stock at a public offering price of $15.00 per share, of which 7,500,000 shares were sold by Mammoth Energy and 250,000 shares were sold by certain selling stockholders, including 76,250 shares sold by the Company for which it received net proceeds of $1.1 million. Immediately following the IPO, the Company owned an approximate 24.2% interest in Mammoth Energy. To reflect the dilution of the Company's shares of Mammoth Energy stock after the IPO, the Company recognized a gain of $3.4 million, which is included in gain on sale of equity method investments in the accompanying consolidated statements of operations.
On June 5, 2017, the Company contributed all of its membership interests in Sturgeon (which owns Taylor Frac, LLC, Taylor Real Estate Investments, LLC and South River Road, LLC), Stingray Energy and Stingray Cementing to Mammoth Energy in exchange for approximately 2.0 million shares of Mammoth Energy common stock (the "June 2017 Transactions").

Following the June 2017 transactions, the Company held approximately 25.1% of Mammoth Energy’s outstanding common stock. The Company accounted for the transactions as a sale of financial assets. The Company valued the shares of Mammoth Energy common stock it received in the June 2017 Transactions at $18.50 per share, which was the closing price of Mammoth Energy common stock on June 5, 2017. During the second quarter of 2017, the Company recognized a gain of $12.5 million from the June 2017 Transactions, which is included in gain on sale of equity method investments in the accompanying consolidated statements of operations.
On June 29, 2018, the Company sold 1,235,600 shares of its Mammoth Energy common stock in an underwritten public offering for net proceeds of approximately $47.0 million. In connection with the Company's public offering of a portion of its shares of Mammoth Energy common stock, the Company granted the underwriters an option to purchase additional shares of its Mammoth Energy common stock. On July 26, 2018, the underwriters exercised this option, in part, and on July 30, 2018, the Company sold an additional 118,974 shares for net proceeds of approximately $4.5 million. Following the sales of these shares, the Company owned 9,829,548 shares, or 21.9% at December 31, 2018, of Mammoth Energy's outstanding common stock. As a result of the sales, the Company recorded a gain of $28.3 million, which is included in gain on sale of equity method investments in the accompanying consolidated statements of operations. The approximate fair value of the Company's investment in Mammoth Energy's common stock at December 31, 2018 was $176.7 million based on the quoted market price of Mammoth Energy's common stock.
The Company's investment in Mammoth Energy was decreased by a $0.4 million foreign currency loss and increased by a $0.2 million foreign currency gain resulting from Mammoth Energy's foreign subsidiary for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, Gulfport received distributions of $2.5 million from Mammoth Energy as a result of dividends in August 2018 and November 2018. The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.
Strike Force Midstream LLC
In February 2016, the Company, through its wholly-owned subsidiary Gulfport Midstream Holdings, LLC ("Midstream Holdings"), entered into an agreement with Rice Midstream Holdings LLC ("Rice"), a subsidiary of Rice Energy Inc., to develop natural gas gathering assets in eastern Belmont County and Monroe County, Ohio through an entity called Strike Force Midstream LLC ("Strike Force"). In 2017, Rice was acquired by EQT Corporation ("EQT"). Prior to the sale of the Company's interest in Strike Force (discussed below), the Company owned a 25% interest in Strike Force, and EQT acted as operator and owned the remaining 75% interest in Strike Force. Strike Force's gathering assets provide gathering services for wells operated by Gulfport and other operators and connectivity of existing dry gas gathering systems. Prior to the sale of its interest in Strike Force, the Company elected to report its proportionate share of Strike Force's earnings on a one-quarter lag as permitted under ASC 323. The (income) loss from equity method investments presented in the table above reflects any intercompany profit eliminations.
During the year ended December 31, 2018, Gulfport received distributions of $0.8 million from Strike Force. For the year ended December 31, 2017, Gulfport paid $53.0 million in cash calls to Strike Force and received distributions of $6.9 million from Strike Force.
On May 1, 2018, the Company sold its 25% interest in Strike Force to EQT Midstream Partners, LP for proceeds of $175.0 million in cash. As a result of the sale, the Company recognized a gain of $96.4 million net of transaction fees, which is included in gain on sale of equity method investments in the accompanying consolidated statement of operations.

5.	VARIABLE INTEREST ENTITIES
As of December 31, 2018, the Company held a variable interest in Midstream, a variable interest entity ("VIE"), but was not the primary beneficiary. This entity has governing provisions that are the functional equivalent of a limited partnership and is considered a VIE because the limited partners or non-managing members lack substantive kick-out or participating rights which causes the equity owners, as a group, to lack a controlling financial interest. The Company is a limited partner or non-managing member in this VIE and is not the primary beneficiary because it does not have a controlling financial interest. The general partner or managing member has power to direct the activities that most significantly impact the VIE's economic performance. The Company held a variable interest in Timber Wolf before the entity was dissolved. The Company was a limited partner or non-managing member in Timber Wolf and was not the primary beneficiary because it did not have a controlling financial interest. The Company also held a variable interest in Strike Force prior to the sale of that interest due to the fact that it does not have sufficient equity capital at risk. The Company was not the primary beneficiary of this entity. Prior to Mammoth Energy's IPO, Mammoth LLC was considered a VIE. As a result of the Company’s contribution of its interest in Mammoth LLC to Mammoth

Energy in exchange for Mammoth Energy common stock and the completion of Mammoth Energy’s IPO, the Company determined that it no longer held an interest in a VIE. Prior to the contribution of Stingray Energy, Stingray Cementing and Sturgeon to Mammoth Energy, these entities were considered VIEs. As a result of the Company’s contribution of its membership interests in Stingray Energy, Stingray Cementing and Sturgeon to Mammoth Energy in exchange for Mammoth Energy common stock, the Company determined that it no longer held an interest in a VIE.
The Company accounts for its investment in VIEs following the equity method of accounting. The carrying amounts of the Company’s equity investments are classified as other non-current assets on the accompanying consolidated balance sheets. The Company’s maximum exposure to loss as a result of its involvement with VIEs is based on the Company’s capital contributions and the economic performance of the VIEs, and is equal to the carrying value of the Company’s investments which is the maximum loss the Company could be required to record in the consolidated statements of operations. See Note 4 for further discussion of these entities, including the carrying amounts of each investment.

6.	LONG-TERM DEBT
Long-term debt consisted of the following items as of December 31:

	2018	2017
	(In thousands)
Revolving credit agreement (1)	$45,000	$—
6.625% senior unsecured notes due 2023 (2)	350,000	350,000
6.000% senior unsecured notes due 2024 (3)	650,000	650,000
6.375% senior unsecured notes due 2025 (4)	600,000	600,000
6.375% senior unsecured notes due 2026 (5)	450,000	450,000
Net unamortized debt issuance costs (6)	(30,733)	(34,781)
Construction loan (7)	23,149	23,724
Less: current maturities of long term debt	(651)	(622)
Debt reflected as long term	$2,086,765	$2,038,321
Maturities of long-term debt (excluding unamortized debt issuance costs) as of December 31, 2018 are as follows:

(In thousands)
2019	$651
2020	629
2021	45,661
2022	692
2023	350,724
Thereafter	1,719,792
Total	$2,118,149
(1) The Company has entered into a senior secured revolving credit facility as amended, with the Bank of Nova Scotia, as the lead arranger and administrative agent and certain lenders from time to time party thereto. The credit agreement provides for a maximum facility amount of $1.5 billion and matures on December 31, 2021. On March 29, 2017, the Company further amended its revolving credit facility to, among other things, amend the definition of the term EBITDAX to permit pro forma treatment of acquisitions that involve the payment of consideration by Gulfport and its subsidiaries in excess of $50.0 million and of dispositions of property or series of related dispositions of properties that yields gross proceeds to Gulfport or any of its subsidiaries in excess of $50.0 million. On May 4, 2017, the revolving credit facility was further amended to increase the borrowing base from $700.0 million to $1.0 billion, adjust certain of the Company’s investment baskets and add five additional banks to the syndicate. On November 21, 2017, the Company further amended its revolving credit facility to, among other things, (a) decrease the applicable rate for all loans by 0.5% and (b) add a provision that allows Gulfport to elect a commitment amount (the “Elected Commitment Amount”) that is less than the borrowing base. In connection with this amendment, the borrowing base was set at $1.2 billion, with an elected commitment of $1.0 billion. On May 21, 2018, the Company further amended its revolving credit facility to, among other things, (a) decrease the applicable rate for all loans by 0.25%, (b) permit Gulfport and each of its subsidiaries to use the proceeds from dispositions of certain investments to acquire the common stock or other equity interests of Gulfport, subject to certain limitations and (c) increase the borrowing base to $1.4 billion, with an elected commitment of $1.0 billion. On November 28, 2018, the Company further amended its revolving credit facility to, amount other things, (a) permit Gulfport and each of its subsidiaries to directly or indirectly purchase, redeem or otherwise acquire equity interests of Gulfport, subject to certain limitations and (b) reaffirm the borrowing base of $1.4 billion, with an elected commitment of $1.0 billion.
As of December 31, 2018, $45.0 million was outstanding under the revolving credit facility and the total availability for future borrowings under this facility, after giving effect to an aggregate of $316.6 million of letters of credit, was $638.4 million. The Company's wholly-owned subsidiaries have guaranteed the obligations of the Company under the revolving credit facility.
Advances under the revolving credit facility may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 0.25% to 1.25%, plus (2) the highest of: (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 1.25% to 2.25%, plus (2) the London interbank offered rate that appears on pages LIBOR01 or LIBOR02 of the Reuters screen that displays such rate for deposits in U.S. dollars, or, if such rate is not available, the rate as administered by ICE Benchmark Administration (or any other person that takes over administration of such rate) per annum equal to the offered rate on such other page or service that displays on average London interbank offered rate as determined by ICE Benchmark Administration (or any other person that takes over administration of such rate) for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. At December 31, 2018, amounts borrowed under the credit facility bore interest at a weighted average rate of 4.23%.
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
The Company was in compliance with all covenants at December 31, 2018.
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
(3) On October 14, 2016, the Company issued $650.0 million in aggregate principal amount of 6.000% Senior Notes due 2024 (the "2024 Notes"). The 2024 Notes were issued under an indenture, dated as of October 14, 2016, among the Company, the subsidiary guarantors party thereto and the senior note indenture trustee (the "2024 Indenture"), to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act (the “2024 Notes Offering”). Under the 2024 Indenture, interest on the 2024 Notes accrues at a rate of 6.000% per annum on the outstanding principal amount thereof from October 14, 2016, payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2017. The 2024 Notes will mature on October 15, 2024. The Company received approximately $638.9 million in net proceeds from the offering of the 2024 Notes, which was used, together with cash on hand, to purchase the outstanding 2020 Notes in a concurrent cash tender offer, to pay fees and expenses thereof, and to redeem any of the 2020 Notes that remained outstanding after the completion of the tender offer.
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
(6) Loan issuance cost related to the 2023 Notes, the 2024 Notes, the 2025 Notes and the 2026 Notes (collectively the "Notes") have been presented as a reduction to the Notes. At December 31, 2018, total unamortized debt issuance costs were $4.4 million for the 2023 Notes, $8.7 million for the 2024 Notes, $12.5 million for the 2025 Notes and $5.0 million for the 2026 Notes. In addition, loan commitment fee costs for the construction loan agreement described immediately below were $0.1 million at December 31, 2018.
(7) On June 4, 2015, the Company entered into a construction loan agreement (the "Construction Loan") with InterBank for the construction of a new corporate headquarters in Oklahoma City, which was substantially completed in December 2016. The Construction Loan allows for maximum principal borrowings of $24.5 million and required the Company to fund 30% of the cost of the construction before any funds could be drawn, which occurred in January 2016. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.50% per annum and was payable on the last day of the month through May 31, 2017. Starting June 30, 2017, the Company began making monthly payments of principal and interest, with the final payment due June 4, 2025. At December 31, 2018, the total borrowings under the Construction loan were approximately $23.1 million.
Interest Expense
The following schedule shows the components of interest expense for the year ended December 31:

	2018	2017	2016
	(In thousands)
Cash paid for interest	$126,342	$101,958	$68,966
Change in accrued interest	7,280	10,699	1,768
Capitalized interest	(4,470)	(9,470)	(9,148)
Amortization of loan costs	6,121	5,011	3,660
Amortization of note discount and premium	—	—	(1,716)
Total interest expense	$135,273	$108,198	$63,530
The Company capitalized approximately $4.5 million and $9.5 million in interest expense to undeveloped oil and natural gas properties during the years ended December 31, 2018 and 2017, respectively.

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
On April 20, 2006, the Company amended and restated the 2005 Plan to (i) include (a) incentive stock options, (b) nonstatutory stock options, (c) restricted awards (restricted stock and restricted stock units), (d) performance awards and (e) stock appreciation rights and (ii) increase the maximum aggregate amount of common stock that may be issued under the 2005 Plan from 1,904,606 shares to 3,000,000 shares, including the 627,337 shares underlying options granted to employees under the Plan prior to adoption of the 2005 Plan. As of December 31, 2018, the Company had granted 997,269 options for the purchase of shares of the Company’s common stock and 1,143,217 shares of restricted stock under the 2005 Plan. No additional securities will be issued under the Plan.
On April 19, 2013, the Company amended and restated the 2005 Plan with the 2013 Restated Stock Incentive Plan ("2013 Plan"). The 2013 Plan increased the numbers of shares that may be awarded from 3,000,000 to 7,500,000 shares, including the 627,337 shares underlying options granted to employees under the 2005 Plan. The shares of stock issued once the options are exercised will be from authorized but unissued common stock. As of December 31, 2018, the Company had granted 3,518,964 shares of restricted stock under the 2013 Plan.
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
Stock Repurchases
In January 2018, the board of directors of the Company approved a stock repurchase program to acquire up to $100 million of the Company's outstanding stock during 2018. In May 2018, the Company's board of directors authorized the expansion of its stock repurchase program, authorizing the Company to acquire up to an additional $100 million of its outstanding common stock during 2018 for a total of up to $200 million. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program was authorized to extend through December 31, 2018 and was fully executed. For the year ended December 31, 2018, the Company repurchased 20.7 million shares for a cost of approximately $200.0 million under this repurchase program. Additionally, for the year ended December 31, 2018, the Company repurchased approximately 29,000 shares for a cost of approximately $0.3 million to satisfy tax withholding requirements incurred upon the vesting of restricted stock. All repurchased shares have been canceled.

8.	STOCK-BASED COMPENSATION
During the years ended December 31, 2018, 2017 and 2016 the Company’s stock-based compensation cost was $11.3 million, $10.6 million and $12.3 million, respectively, of which the Company capitalized $4.5 million, $4.2 million and $4.9 million, respectively, relating to its exploration and development efforts.
The following table summarizes restricted stock activity for the twelve months ended December 31, 2018, 2017 and 2016:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2016	484,239	$43.51
Granted	451,241	27.78
Vested	(252,566)	43.94
Forfeited	(69,858)	33.43
Unvested shares as of December 31, 2016	613,056	$32.90
Granted	876,846	$15.14
Vested	(423,977)	29.90
Forfeited	(89,898)	27.91
Unvested shares as of December 31, 2017	976,027	$18.71
Granted	1,579,911	9.90
Vested	(626,671)	18.05
Forfeited	(393,456)	12.23
Unvested shares as of December 31, 2018	1,535,811	$11.57
Unrecognized compensation expense as of December 31, 2018 related to outstanding stock options and restricted shares was $13.9 million. The expense is expected to be recognized over a weighted average period of 1.60 years.

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
At December 31, 2018, the carrying value of the outstanding debt represented by the Notes was $2.0 billion including the unamortized debt issuance cost of approximately $4.4 million related to the 2023 Notes, approximately $8.7 million related to the 2024 Notes, approximately $12.5 million related to the 2025 Notes, and approximately $5.0 million related to the 2026 Notes. Based on the quoted market price, the fair value of the Notes was determined to be approximately $1.8 billion at December 31, 2018.

10.	REVENUE FROM CONTRACTS WITH CUSTOMERS
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition applied to contracts that were not completed as of that date. The adoption did not result in a material change in the Company’s accounting or have a material effect on the Company’s financial position, including measurement of revenue, the timing of revenue recognition and the recognition of contract assets, liabilities and related costs. For periods through December 31, 2017, the Company accounted for its revenue using ASC 605, Revenue Recognition.
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $210.2 million and $146.8 million as of December 31, 2018 and December 31, 2017, respectively, and are reported in accounts receivable - oil and natural gas sales on the consolidated balance sheet. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
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
Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain gas and NGLs sales may be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The differences between the estimates and the actual amounts for product sales is recorded in the month that payment is received from the purchaser. The Company has internal controls in place for the estimation process and any identified differences between revenue estimates and actual revenue received historically have not been significant. For the year ended December 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

11.	INCOME TAXES
The income tax provision consists of the following:

	2018	2017	2016
	(In thousands)
Current:
State	$(1,530)	$2,167	$(1,330)
Federal	253	3,362	(19,771)
Deferred:
State	1,530	(118)	(386)
Federal	(322)	(3,602)	18,574
Total income tax (benefit) expense provision	$(69)	$1,809	$(2,913)
A reconciliation of the statutory federal income tax amount to the recorded expense follows:

	2018	2017	2016
	(In thousands)
Income (loss) before federal income taxes	$430,491	$436,961	$(982,622)
Expected income tax at statutory rate	90,403	152,936	(343,918)
State income taxes	(511)	2,299	(5,883)
Other differences	1,078	5,731	4,293
Intraperiod tax allocation	—	—	(1,349)
Remeasurement due to Tax Cut and Jobs Act	—	190,034	—
Change in valuation allowance due to current year activity	(91,039)	(158,704)	343,944
Change in valuation allowance due to Tax Cuts and Jobs Act	—	(190,487)	—
Income tax (benefit) expense recorded	$(69)	$1,809	$(2,913)
The tax effects of temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities at December 31, 2018, 2017 and 2016 are estimated as follows:

	2018	2017	2016
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$164,363	$120,626	$162,073
Oil and gas property basis difference	3,595	151,260	386,302
Investment in pass through entities	8,620	12,343	27,469
Stock-based compensation expense	616	813	2,084
Business energy investment tax credit	369	369	369
AMT credit	—	—	3,842
Charitable contributions carryover	269	255	303
Change in fair value of derivative instruments	2,761	—	48,317
Foreign tax credit carryforwards	2,009	2,074	2,074
Accrued liabilities	834	285	397
ARO liability	16,923	15,897	12,107
Non-oil and gas property basis difference	104	171	—
State net operating loss carryover	11,526	6,954	5,351
Total deferred tax assets	211,989	311,047	650,688
Valuation allowance for deferred tax assets	(211,987)	(298,830)	(645,841)
Deferred tax assets, net of valuation allowance	2	12,217	4,847
Deferred tax liabilities:
Non-oil and gas property basis difference	—	—	155
Change in fair value of derivative instruments	2	11,009	—
Total deferred tax liabilities	2	11,009	155
Net deferred tax asset	$—	$1,208	$4,692

There was a decrease to the valuation allowance of $86.8 million and $347.0 million during 2018 and 2017, respectively, and an increase to the valuation allowance of $342.6 million during 2016. The decrease in the valuation allowance in 2018 was primarily due to decreases in net deferred tax assets due to pretax income. The decrease in the valuation allowance in 2017 was primarily due to decreases in net deferred tax assets due to pretax income and remeasurement of deferred tax assets due to the Tax Cuts and Jobs Act. The increase in the valuation allowance in 2016 was primarily due to increases in deferred tax assets from pre-tax losses resulting from impairments to the full cost pool.,

As December 31, 2018, the Company maintains full valuation allowances related to the total net deferred tax assets, as they cannot objectively assert that these deferred tax assets are more likely than not to be realized. It is reasonably possible that a portion of this valuation allowance could be reversed within the next year due to increased book profitability levels. Future provisions for income taxes will include no tax benefits with respect to losses incurred and tax expense only to the extent of current taxes payable until the valuation allowances are eliminated.
All available positive and negative evidence is weighed to determine whether a valuation allowance should be recorded. The more significant evidential matter relates to the Company’s recent cumulative losses resulting from impairments to the full cost pool in 2016. Management currently estimates that pretax income in 2019 will result in the Company emerging from a cumulative loss position in the first quarter of 2019, at which point there may no longer be any significant negative evidence regarding the realizability of deferred tax assets and the determination around the need for a valuation allowance will primarily depend on management’s ability to objectively project sufficient future taxable income exclusive of reversing temporary differences to ensure realization of deferred tax assets. As such, it is reasonably possible that a material change in valuation allowance may be recorded during an interim period for the year ending December 31, 2019.
The Company has an available federal tax net operating loss carryforward estimated at approximately $782.7 million as of December 31, 2018. This carryforward will begin to expire in the year 2023. Based upon the December 31, 2018 net deferred tax asset position and a recent history of cumulative losses, management believes that there is sufficient negative evidence to place a valuation allowance on the net deferred tax asset that may not be utilized based upon a more likely than not basis. The Company also has state net operating loss carryovers of $205.7 million that began to expire in 2017 and federal foreign tax credit carryovers of $1.8 million which began to expire in 2017. The Company believes that it can utilize an Oklahoma state NOL through carrybacks. Therefore, the Company has recorded a total valuation allowance of $212.0 million related to the remaining net deferred tax asset.
The Company’s ability to utilize NOL carryforwards and other tax attributes to reduce future federal taxable income is subject to potential limitations under Internal Revenue Code Section 382 (“Section 382”) and its related tax regulations. The utilization of these attributes may be limited if certain ownership changes by 5% stockholders (as defined in Treasury regulations pursuant to Section 382) and the effects of stock issuances by the Company during any three-year period result in a cumulative change or more than 50% in the beneficial ownership of Gulfport. The Company is currently conducting Section 382 analysis to determine if an ownership change has occurred. If it is determined that an ownership change has occurred under these rules, the Company would generally be subject to an annual limitation on the use of pre-ownership change NOL carryforwards and certain other losses and/or credits. In addition, certain future transactions regarding the Company's equity, including the cumulative effects of small transactions as well as transactions beyond the Company’s control, could cause an ownership change and therefore a potential limitation on the annual utilization of their deferred tax assets.
The Tax Act was enacted on December 22, 2017. The Tax Act reduces the US federal corporate tax rate from 35% to 21% effective January 1, 2018. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the statutory rate, the Company has remeasured its deferred tax balances, the effects of which are reflected in the rate reconciliation shown in the table above. The Company has applied the provisions of SEC Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 allows for a measurement period in which companies can either use provisional estimates for changes resulting from the Tax Act or apply the tax laws that were in effect immediately prior to the Tax Act being enacted if estimates cannot be determined at the time of the preparation of the financial statements until the actual impacts can be determined. The Company finalized its accounting for the impact of the Tax Act within its December 31, 2018 financial statements. The net impact of the finalization was immaterial.
The Company's income tax benefit in 2016 was primarily attributable to the Company recording a full cost ceiling impairment of $715.5 million against the oil and gas assets. The Company's income tax expense in 2017 is primarily the result of a change in state income tax positions.
As of December 31, 2018, the amount of unrecognized tax benefits related to federal and state tax liabilities associated with uncertain tax positions was immaterial.

12.	EARNINGS PER SHARE
Reconciliations of the components of basic and diluted net income per common share are presented in the tables below:

	For the Year Ended December 31,
	2018			2017			2016
	Income	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except share data)
Basic:
Net income (loss)	$430,560	174,675,840	$2.46	$435,152	179,834,146	$2.42	$(979,709)	122,952,866	$(7.97)
Effect of dilutive securities:
Stock options and awards	—	722,866		—	418,878		—	—
Diluted:
Net income (loss)	$430,560	175,398,706	$2.45	$435,152	180,253,024	$2.41	$(979,709)	122,952,866	$(7.97)

There were no potential shares of common stock that were considered anti-dilutive for the years ended December 31, 2018 and 2017. There were 539,988 shares of common stock that were considered anti-dilutive for the year ended 2016.

13.	DERIVATIVE INSTRUMENTS
Natural Gas, Oil and Natural Gas Liquids Derivative Instruments
The Company seeks to reduce its exposure to unfavorable changes in natural gas, oil and NGLs prices, which are subject to significant and often volatile fluctuation, by entering into over-the-counter fixed price swaps, basis swaps and various types of option contracts. These contracts allow the Company to predict with greater certainty the effective oil, natural gas and NGLs prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production.
Fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas and Mont Belvieu for propane, pentane and ethane. Below is a summary of the Company's open fixed price swap positions as of December 31, 2018.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
2019	NYMEX Henry Hub	1,254,000	$2.83
2020	NYMEX Henry Hub	204,000	$2.77

	Location	Daily Volume (Bbls/day)	Weighted Average Price
2019	Mont Belvieu C2	1,000	$18.48
2019	Mont Belvieu C3	4,000	$28.87
2019	Mont Belvieu C5	500	$54.08
During the fourth quarter of 2018, the Company early terminated all of its fixed price swaps for oil based on both Argus Louisiana Light Sweet Crude and NYMEX West Texas Intermediate scheduled to settle during 2019 covering 5,000 Bbls/day. These early terminations resulted in approximately $0.4 million of settlement losses which are included in net (loss) gain on natural gas, oil, and NGL derivatives in the accompanying consolidated statement of operations.
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

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
January 2019 - March 2019	NYMEX Henry Hub	50,000	$3.13
April 2019 - December 2019	NYMEX Henry Hub	30,000	$3.10
For a portion of the natural gas fixed price swaps listed above, the counterparties had the option to extend the original terms an additional twelve months for the period January 2019 through December 2019. In December 2018, the counterparties chose to exercise all natural gas fixed price swaps, resulting in an additional 100,000 MMBtu per day at a weighted average price of $3.05 per MMBtu, which is included in the natural gas fixed price swaps listed above.
In addition, the Company has entered into natural gas basis swap positions, which settle on the pricing index to basis differential of Transco Zone 4 to NYMEX Henry Hub. As of December 31, 2018, the Company had the following natural gas basis swap positions for Transco Zone 4.

	Location	Daily Volume (MMBtu/day)	Hedged Differential
2019	Transco Zone 4	60,000	$(0.05)
2020	Transco Zone 4	60,000	$(0.05)
Balance sheet presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities, and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company's derivative instruments on a gross basis at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Short-term derivative instruments - asset	$21,352	$78,847
Long-term derivative instruments - asset	$—	$8,685
Short-term derivative instruments - liability	$20,401	$32,534
Long-term derivative instruments - liability	$13,992	$2,989
Gains and losses
The following table presents the gain and loss recognized in net (loss) gain on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the years ended December 31, 2018, 2017, and 2016.

	Net (loss) gain on derivative instruments
	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
Natural gas derivatives	$(116,130)	$232,143	$(165,933)
Oil derivatives	(13,084)	(3,350)	(5,387)
Natural gas liquids derivatives	5,735	(15,114)	(3,186)
Total	$(123,479)	$213,679	$(174,506)
The Company delivered approximately 78% of its 2018 production under fixed price swaps.
Offsetting of derivative assets and liabilities
As noted above, the Company records the fair value of derivative instruments on a gross basis. The following table presents the gross amounts of recognized derivative assets and liabilities in the consolidated balance sheets and the amounts that are subject to offsetting under master netting arrangements with counterparties, all at fair value.

	As of December 31, 2018
	Derivative instruments, gross	Netting adjustments	Derivative instruments, net
	(In thousands)
Derivative assets	$21,352	$(19,289)	$2,063
Derivative liabilities	$(34,393)	$19,289	$(15,104)

	As of December 31, 2017
	Derivative instruments, gross	Netting adjustments	Derivative instruments, net
	(In thousands)
Derivative assets	$87,532	$(22,199)	$65,333
Derivative liabilities	$(35,523)	$22,199	$(13,324)
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
The Company records certain financial and non-financial assets and liabilities on the balance sheet at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. Market or observable inputs are the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. Fair value measurements are classified and disclosed in one of the following categories:
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
The following tables summarize the Company’s financial and non-financial liabilities by valuation level as of December 31, 2018 and 2017:

	December 31, 2018
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$21,352	$—
Liabilities:
Derivative Instruments	$—	$34,393	$—

	December 31, 2017
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$87,532	$—
Liabilities:
Derivative Instruments	$—	$35,523	$—
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
The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 3 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred and downward revisions recognized during the year ended December 31, 2018 were approximately $1.8 million and $0.4 million, respectively.
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
As of December 31, 2018, the Company held approximately 21.9% of Mammoth Energy's outstanding common stock as discussed above in Note 4. Approximately $2.0 million and $2.1 million of services provided by Mammoth Energy are included in lease operating expenses in the consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively. Approximately $139.7 million and $196.5 million of services provided by Mammoth Energy are included in oil and natural gas properties before elimination of intercompany profits on the accompanying consolidated balance sheets at

December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the Company owed Mammoth Energy approximately $10.9 million and $32.0 million, respectively, related to these services.
The Company previously held a 25% interest in Strike Force, who develops natural gas gathering assets in dedicated areas. In May 2018, the Company sold its interest in Strike Force as discussed above in Note 4. At December 31, 2017, the Company owed approximately $8.4 million to Strike Force for these related services. Approximately $18.5 million and $23.1 million of services provided by Strike Force are included in midstream gathering and processing on the accompanying consolidated statement of operations for the years ended December 31, 2018 and 2017, respectively.

16.	COMMITMENTS
Plugging and Abandonment Funds
In connection with the Company's acquisition in 1997 of the remaining 50% interest in its WCBB properties, the Company assumed the seller’s (Chevron) obligation to contribute approximately $18,000 per month through March 2004 to a plugging and abandonment trust and the obligation to plug a minimum of 20 wells per year for 20 years commencing March 11, 1997. Beginning in 2009, the Company could access the trust for use in plugging and abandonment charges associated with the property, although it has not yet done so. As of December 31, 2018, the plugging and abandonment trust totaled approximately $3.1 million. At December 31, 2018, the Company had plugged 555 wells at WCBB since it began its plugging program in 1997, which management believes fulfills its current minimum plugging obligation.
Contributions to 401(k) Plan
Gulfport sponsors a 401(k) and Profit Sharing plan under which eligible employees may contribute up to 100% of their total compensation up to the maximum pre-tax threshold through salary deferrals. Also under the plan, the Company will make a bi-weekly contribution on behalf of each employee equal to at least 3% of his or her salary, regardless of the employee’s participation in salary deferrals and may also make additional discretionary contributions. During the years ended December 31, 2018, 2017 and 2016, Gulfport incurred $2.6 million, $3.0 million, and $1.7 million, respectively, in contributions expense related to this plan.
Employment and Separation Agreements
The Company was party to an employment agreement with Michael G. Moore, its former Chief Executive Officer and President, which provided for a minimum salary level, subject to review and potential increases by the Compensation Committee and/or the Board of Directors, as well as participation in the Company's incentive plans and other employee benefits. Effective October 29, 2018, Mr. Moore stepped down from his position as the Chief Executive Officer and President of the Company and as a member of its board of directors. In connection with Mr. Moore's departure, the Company entered into a separation and release agreement with Mr. Moore, effective as that date. Under the terms of his separation agreement the Company paid Mr. Moore separation payments in the aggregate amount of $400,000 in December 2018. Also, the Company agreed to reimburse Mr. Moore's portion of COBRA premiums for a maximum of six months, which reimbursement will cease at any time he becomes eligible for group medical coverage from another employer. The separation agreement also includes a release of claims by Mr. Moore against the Company, its directors, stockholders, employees, agents, attorneys, consultants and affiliates.
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

Firm Transportation and Sales Commitments

The Company had approximately 2,300,000 MMBtu per day of firm sales contracted with third parties. The table below presents these commitments at December 31, 2018 as follows:

(MMBtu per day)
2019	663,000
2020	526,000
2021	372,000
2022	272,000
2023	255,000
Thereafter	212,000
Total	2,300,000
The Company also had approximately $3.5 billion of firm transportation contracted with third parties. The table below presents these commitments at December 31, 2018 as follows:

(In thousands)
2019	$251,644
2020	247,581
2021	246,620
2022	246,620
2023	244,352
Thereafter	2,267,501
Total	$3,504,318
Operating Leases
The Company leases office facilities under non-cancellable operating leases exceeding one year. Future minimum lease commitments under these leases at December 31, 2018 are as follows:

(In thousands)
2019	$144
2020	90
2021	37
Total	$271
Presented below is rent expense for the years ended December 31, 2018, 2017 and 2016, respectively.

	For the years ended December 31,
	2018	2017	2016
	(In thousands)
Rent expense	$196	$343	$840
Other Commitments
Effective October 1, 2014, the Company entered into a Sand Supply Agreement with Muskie Proppant LLC (“Muskie”), a subsidiary of Mammoth Energy. Effective August 3, 2018, the Company extended the agreement through December 31, 2021.

Pursuant to this agreement, as amended, the Company has agreed to purchase annual and monthly amounts of proppant sand subject to exceptions specified in the agreement at agreed pricing plus agreed costs and expenses. Failure by either Muskie or the Company to deliver or accept the minimum monthly amount results in damages calculated per ton based on the difference between the monthly obligation amount and the amount actually delivered or accepted, as applicable. The Company incurred $2.2 million related to non-utilization fees during the year ended December 31, 2018. The Company did not incur any non-utilization fees during the year ended 2017.
Effective October 1, 2014, the Company entered into an Amended and Restated Master Services Agreement for pressure pumping services with Stingray Pressure Pumping LLC (“Stingray Pressure”), a subsidiary of Mammoth Energy. Pursuant to this agreement, as amended effective July 1, 2018, Stingray Pressure has agreed to provide hydraulic fracturing, stimulation and related completion and rework services to the Company and the Company has agreed to pay Stingray Pressure a monthly service fee plus the associated costs of the services provided. The Company has the right to suspend services of one crew and only one crew at any point in time without payment, fee or other obligation associated with the suspended crew, given appropriate notification of suspension. See Note 15 for further discussion of amounts paid by the Company to Mammoth Energy.
As of December 31, 2018, the Company has drilling rig contracts with various terms extending to February 2021 to ensure rig availability in its key operating areas. A portion of these future costs will be borne by other interest owners.
Future minimum commitments under these agreements at December 31, 2018 are as follows:

(In thousands)
2019	$89,022
2020	67,203
2021	48,744
Total	$204,969

17.	CONTINGENCIES
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
The Company was served with the Cameron complaint in early May 2016 and with the Vermilion complaint in early September 2016. The Louisiana Attorney General and the Louisiana Department of Natural Resources intervened in both the

Cameron Parish suit and the Vermilion Parish suit. Shortly after the Complaints were filed, certain defendants removed the cases to the United States District Court for the Western District of Louisiana. In both cases, the plaintiffs filed motions to remand the lawsuits to state court, which were ultimately granted by the district courts. However, on May 23, 2018, a group of defendants again removed the Cameron Parish and Vermilion Parish lawsuits to federal court. In response, the plaintiffs again filed motions to remand the cases to state court. The removing defendants have opposed plaintiffs’ motions to remand. On January 16, 2019, the federal district court held a hearing on plaintiffs motion to remand. The court took the matter under advisement and has not yet issued a ruling. Further action in the cases will be stayed until the courts rule on the motions to remand. Also, shortly after the May 23, 2018 removal, the removing defendants filed motions with the United States Judicial Panel on Multidistrict Litigation (the “MDL Panel”) requesting that the Cameron Parish and Vermilion Parish lawsuits be consolidated with 40 similar lawsuits so that pre-trial proceedings in the cases could be coordinated. The MDL Panel denied the motion to consolidate the lawsuits. Due to the procedural posture of the lawsuits, the cases are still in their early stages and the parties have conducted very little discovery. As a result, the Company has not had the opportunity to evaluate the applicability of the allegations made in plaintiffs' complaints to the Company's operations and management cannot determine the amount of loss, if any, that may result.
In addition, due to the nature of the Company's business, it is, from time to time, involved in routine litigation or subject to disputes or claims related to its business activities. While the outcome of the pending litigation, disputes or claims cannot be predicted with certainty, in the opinion of the Company's management, none of these matters, if decided adversely, will have a material adverse effect on its financial condition, cash flows or results of operations.
Insurance Proceeds
For the years ended December 31, 2018 and 2016 the Company was reimbursed $0.2 million and $5.7 million, respectively, net of related legal fees by its insurance provider, which is included in insurance proceeds in the accompanying consolidated statements of operations. There were no insurance proceeds received in the year ended December 31, 2017.
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
The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2018, Gulfport held cash in excess of insured limits in these banks totaling $50.3 million.
During the year ended December 31, 2018, two customers accounted for approximately 17% and 10% of the Company's total sales. During the year ended December 31, 2017, one customer accounted for approximately 40% of the Company's total sales. During the year ended December 31, 2016, three customers accounted for approximately 59%, 12% and 10% of the Company's total sales. The Company does not believe that the loss of any of these customers would have a material adverse effect on its oil, natural gas and NGL sales as alternative customers are readily available.

18.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$25,585	$26,711	$1	$—	$52,297
Accounts receivable - oil and natural gas sales	146,075	64,125	—	—	210,200
Accounts receivable - joint interest and other	16,212	6,285	—	—	22,497
Accounts receivable - intercompany	671,633	319,464	—	(991,097)	—
Prepaid expenses and other current assets	8,433	2,174	—	—	10,607
Short-term derivative instruments	21,352	—	—	—	21,352
Total current assets	889,290	418,759	1	(991,097)	316,953
Property and equipment:
Oil and natural gas properties, full-cost accounting	7,044,550	2,983,015	—	(729)	10,026,836
Other property and equipment	91,916	751	—	—	92,667
Accumulated depletion, depreciation, amortization and impairment	(4,640,059)	(39)	—	—	(4,640,098)
Property and equipment, net	2,496,407	2,983,727	—	(729)	5,479,405
Other assets:
Equity investments and investments in subsidiaries	2,856,988	—	44,259	(2,665,126)	236,121
Inventories	3,620	1,134	—	—	4,754
Other assets	12,624	1,178	—	1	13,803
Total other assets	2,873,232	2,312	44,259	(2,665,125)	254,678
Total assets	$6,258,929	$3,404,798	$44,260	$(3,656,951)	$6,051,036

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$419,107	$99,273	$—	$—	$518,380
Accounts payable - intercompany	320,259	670,708	130	(991,097)	—
Short-term derivative instruments	20,401	—	—	—	20,401
Current maturities of long-term debt	651	—	—	—	651
Total current liabilities	760,418	769,981	130	(991,097)	539,432
Long-term derivative instruments	13,992	—	—	—	13,992
Asset retirement obligation - long-term	66,859	13,093	—	—	79,952
Deferred tax liability	3,127	—	—	—	3,127
Long-term debt, net of current maturities	2,086,765	—	—	—	2,086,765
Total liabilities	2,931,161	783,074	130	(991,097)	2,723,268

Stockholders' equity:
Common stock	1,630	—	—	—	1,630
Paid-in capital	4,227,532	1,915,598	261,626	(2,177,224)	4,227,532
Accumulated other comprehensive loss	(56,026)	—	(53,783)	53,783	(56,026)
(Accumulated deficit) retained earnings	(845,368)	706,126	(163,713)	(542,413)	(845,368)
Total stockholders' equity	3,327,768	2,621,724	44,130	(2,665,854)	3,327,768
Total liabilities and stockholders' equity	$6,258,929	$3,404,798	$44,260	$(3,656,951)	$6,051,036

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$67,908	$31,649	$—	$—	$99,557
Accounts receivable - oil and natural gas	112,686	34,087	—	—	146,773
Accounts receivable - joint interest and other	15,435	20,005	—	—	35,440
Accounts receivable - intercompany	554,439	63,374	—	(617,813)	—
Prepaid expenses and other current assets	4,719	193	—	—	4,912
Short-term derivative instruments	78,847	—	—	—	78,847
Total current assets	834,034	149,308	—	(617,813)	365,529
Property and equipment:
Oil and natural gas properties, full-cost accounting,	6,562,147	2,607,738	—	(729)	9,169,156
Other property and equipment	86,711	43	—	—	86,754
Accumulated depletion, depreciation, amortization and impairment	(4,153,696)	(37)	—	—	(4,153,733)
Property and equipment, net	2,495,162	2,607,744	—	(729)	5,102,177
Other assets:
Equity investments and investments in subsidiaries	2,361,575	77,744	57,641	(2,194,848)	302,112
Long-term derivative instruments	8,685	—	—	—	8,685
Deferred tax asset	1,208	—	—	—	1,208
Inventories	5,816	2,411	—	—	8,227
Other assets	12,483	7,331	—	—	19,814
Total other assets	2,389,767	87,486	57,641	(2,194,848)	340,046
Total assets	$5,718,963	$2,844,538	$57,641	$(2,813,390)	$5,807,752

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$416,249	$137,361	$—	$(1)	$553,609
Accounts payable - intercompany	63,373	554,313	127	(617,813)	—
Asset retirement obligation - current	120	—	—	—	120
Short-term derivative instruments	32,534	—	—	—	32,534
Current maturities of long-term debt	622	—	—	—	622
Total current liabilities	512,898	691,674	127	(617,814)	586,885
Long-term derivative instruments	2,989	—	—	—	2,989
Asset retirement obligation - long-term	63,141	11,839	—	—	74,980
Other non-current liabilities	—	2,963	—	—	2,963
Long-term debt, net of current maturities	2,038,321	—	—	—	2,038,321
Total liabilities	2,617,349	706,476	127	(617,814)	2,706,138

Stockholders' equity:
Common stock	1,831	—	—	—	1,831
Paid-in capital	4,416,250	1,915,598	259,307	(2,174,905)	4,416,250
Accumulated other comprehensive loss	(40,539)	—	(38,593)	38,593	(40,539)
(Accumulated deficit) retained earnings	(1,275,928)	222,464	(163,200)	(59,264)	(1,275,928)
Total stockholders' equity	3,101,614	2,138,062	57,514	(2,195,576)	3,101,614
Total liabilities and stockholders' equity	$5,718,963	$2,844,538	$57,641	$(2,813,390)	$5,807,752

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$839,241	$515,803	$—	$—	$1,355,044

Costs and expenses:
Lease operating expenses	66,947	24,693	—	—	91,640
Production taxes	17,140	16,340	—	—	33,480
Midstream gathering and processing expenses	199,607	90,581	—	—	290,188
Depreciation, depletion and amortization	486,661	3	—	—	486,664
General and administrative expenses	59,303	(2,673)	3	—	56,633
Accretion expense	3,228	891	—	—	4,119
	832,886	129,835	3	—	962,724

INCOME (LOSS) FROM OPERATIONS	6,355	385,968	(3)	—	392,320

OTHER (INCOME) EXPENSE:
Interest expense	137,894	(2,621)	—	—	135,273
Interest income	(287)	(27)	—	—	(314)
Litigation settlement	1,075	—	—	—	1,075
Insurance proceeds	(231)	—	—	—	(231)
Gain on sale of equity method investments	(28,349)	(96,419)	—	—	(124,768)
(Income) loss from equity method investments and investments in subsidiaries	(532,869)	(694)	510	483,149	(49,904)
Other (income) expense, net	(1,369)	(33)	—	2,100	698
	(424,136)	(99,794)	510	485,249	(38,171)

INCOME (LOSS) BEFORE INCOME TAXES	430,491	485,762	(513)	(485,249)	430,491
INCOME TAX BENEFIT	(69)	—	—	—	(69)

NET INCOME (LOSS)	$430,560	$485,762	$(513)	$(485,249)	$430,560

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$1,010,989	$309,314	$—	$—	$1,320,303

Costs and expenses:
Lease operating expenses	65,793	14,453	—	—	80,246
Production taxes	15,100	6,026	—	—	21,126
Midstream gathering and processing expenses	187,678	61,317	—	—	248,995
Depreciation, depletion and amortization	364,625	4	—	—	364,629
General and administrative expenses	55,589	(2,654)	3	—	52,938
Accretion expense	1,246	365	—	—	1,611
Acquisition expense	—	2,392	—	—	2,392
	690,031	81,903	3	—	771,937

INCOME (LOSS) FROM OPERATIONS	320,958	227,411	(3)	—	548,366

OTHER (INCOME) EXPENSE:
Interest expense	112,732	(4,534)	—	—	108,198
Interest income	(988)	(21)	—	—	(1,009)
Gain on sale of equity method investments	(12,523)	—	—	—	(12,523)
(Income) loss from equity method investments and investments in subsidiaries	(213,607)	1,955	2,189	227,243	17,780
Other (income) expense, net	(1,617)	(324)	—	900	(1,041)
	(116,003)	(2,924)	2,189	228,143	111,405

INCOME (LOSS) BEFORE INCOME TAXES	436,961	230,335	(2,192)	(228,143)	436,961
INCOME TAX EXPENSE	1,809	—	—	—	1,809

NET INCOME (LOSS)	$435,152	$230,335	$(2,192)	$(228,143)	$435,152

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$381,931	$3,979	$—	$—	$385,910

Costs and expenses:
Lease operating expenses	68,034	843	—	—	68,877
Production taxes	13,121	155	—	—	13,276
Midstream gathering and processing expenses	165,400	572	—	—	165,972
Depreciation, depletion and amortization	245,970	4	—	—	245,974
Impairment of oil and natural gas properties	715,495	—	—	—	715,495
General and administrative expenses	43,896	(490)	3	—	43,409
Accretion expense	1,057	—	—	—	1,057
	1,252,973	1,084	3	—	1,254,060

(LOSS) INCOME FROM OPERATIONS	(871,042)	2,895	(3)	—	(868,150)

OTHER (INCOME) EXPENSE:
Interest expense	63,529	1	—	—	63,530
Interest income	(1,230)	—	—	—	(1,230)
Insurance proceeds	(5,718)	—	—	—	(5,718)
Loss on debt extinguishment	23,776	—	—	—	23,776
Gain on sale of equity method investments	(3,391)	—	—	—	(3,391)
Loss (income) from equity method investments and investments in subsidiaries	34,469	(89)	25,150	(22,154)	37,376
Other expense (income), net	145	(16)	—	—	129
	111,580	(104)	25,150	(22,154)	114,472

(LOSS) INCOME BEFORE INCOME TAXES	(982,622)	2,999	(25,153)	22,154	(982,622)
INCOME TAX BENEFIT	(2,913)	—	—	—	(2,913)

NET (LOSS) INCOME	$(979,709)	$2,999	$(25,153)	$22,154	$(979,709)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Year Ended December 31, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$430,560	$485,762	$(513)	$(485,249)	$430,560
Foreign currency translation adjustment	(15,487)	(297)	(15,190)	15,487	(15,487)
Other comprehensive loss (income)	(15,487)	(297)	(15,190)	15,487	(15,487)
Comprehensive income (loss)	$415,073	$485,465	$(15,703)	$(469,762)	$415,073

	Year Ended December 31, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$435,152	$230,335	$(2,192)	$(228,143)	$435,152
Foreign currency translation adjustment	12,519	182	12,337	(12,519)	12,519
Other comprehensive income (loss)	12,519	182	12,337	(12,519)	12,519
Comprehensive income (loss)	$447,671	$230,517	$10,145	$(240,662)	$447,671

	Year Ended December 31, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net (loss) income	$(979,709)	$2,999	$(25,153)	$22,154	$(979,709)
Foreign currency translation adjustment	2,119	778	1,341	(2,119)	$2,119
Other comprehensive income (loss)	2,119	778	1,341	(2,119)	2,119
Comprehensive (loss) income	$(977,590)	$3,777	$(23,812)	$20,035	$(977,590)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by operating activities	$543,817	$208,670	$—	$1	$752,488

Net cash (used in) provided by investing activities	(429,483)	(213,608)	(2,318)	2,318	(643,091)

Net cash (used in) provided by financing activities	(156,657)	—	2,319	(2,319)	(156,657)

Net (decrease) increase in cash and cash equivalents	(42,323)	(4,938)	1	—	(47,260)

Cash and cash equivalents at beginning of period	67,908	31,649	—	—	99,557

Cash and cash equivalents at end of period	$25,585	$26,711	$1	$—	$52,297

	Year Ended December 31, 2017
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by operating activities	$392,680	$287,209	$—	$—	$679,889

Net cash (used in) provided by investing activities	(2,216,615)	(1,674,690)	(2,280)	1,419,417	(2,474,168)

Net cash provided by (used in) financing activities	432,961	1,417,137	2,280	(1,419,417)	432,961

Net (decrease) increase in cash and cash equivalents	(1,390,974)	29,656	—	—	(1,361,318)

Cash and cash equivalents at beginning of period	1,458,882	1,993	—	—	1,460,875

Cash and cash equivalents at end of period	$67,908	$31,649	$—	$—	$99,557

	Year Ended December 31, 2016
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$336,330	$(9,486)	$(2)	$11,001	$337,843

Net cash (used in) provided by investing activities	(720,582)	(22,500)	(15,472)	37,972	(720,582)

Net cash provided by (used in)financing activities	1,730,640	33,500	15,473	(48,973)	1,730,640

Net increase (decrease) in cash and cash equivalents	1,346,388	1,514	(1)	—	1,347,901

Cash and cash equivalents at beginning of period	112,494	479	1	—	112,974

Cash and cash equivalents at end of period	$1,458,882	$1,993	$—	$—	$1,460,875

19.	SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)
The Company owns a 24.9999% interest in Grizzly, which interest is shown below.
The following is historical revenue and cost information relating to the Company’s oil and gas operations located entirely in the United States:
Capitalized Costs Related to Oil and Gas Producing Activities

	2018	2017
	(In thousands)
Proven properties	$7,153,799	$6,256,182
Unproven properties	2,873,037	2,912,974
	10,026,836	9,169,156
Accumulated depreciation, depletion, amortization and impairment reserve	(4,613,293)	(4,136,777)
Net capitalized costs	$5,413,543	$5,032,379

Equity investment in Grizzly Oil Sands ULC
Proven properties	$67,475	$73,818
Unproven properties	79,605	86,540
	147,080	160,358
Accumulated depreciation, depletion, amortization and impairment reserve	(1,553)	(1,693)
Net capitalized costs	$145,527	$158,665
Costs Incurred in Oil and Gas Property Acquisition and Development Activities

	2018	2017	2016
	(In thousands)
Acquisition	$124,558	$1,951,281	$152,887
Development	603,676	994,237	423,998
Exploratory	21,840	—	—
Recompletions	7,915	14,289	16,386
Capitalized asset retirement obligation	1,452	42,270	10,971
Total	$759,441	$3,002,077	$604,242

Equity investment in Grizzly Oil Sands ULC
Acquisition	$238	$503	$357
Development	—	—	—
Exploratory	—	—	—
Capitalized asset retirement obligation	(285)	(524)	784
Total	$(47)	$(21)	$1,141

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

	2018	2017	2016
	(In thousands)
Revenues	$1,355,044	$1,320,303	$385,910
Production costs	(415,308)	(350,367)	(248,125)
Depletion	(476,517)	(358,792)	(243,098)
Impairment	—	—	(715,495)
	463,219	611,144	(820,808)
Income tax expense (benefit)
Current	254	3,362	—
Deferred	(322)	(3,602)	—
	(68)	(240)	—
Results of operations from producing activities	$463,287	$611,384	$(820,808)
Depletion per Mcf of gas equivalent (Mcfe)	$0.96	$0.90	$0.92

Results of Operations from equity method investment in Grizzly Oil Sands ULC
Revenues	$—	$—	$—
Production costs	—	—	(13)
Depletion	—	—	—
	—	—	(13)
Income tax expense	—	—	—
Results of operations from producing activities	$—	$—	$(13)
Oil and Gas Reserves
The following table presents estimated volumes of proved developed and undeveloped oil and gas reserves as of December 31, 2018, 2017 and 2016 and changes in proved reserves during the last three years. The reserve reports use an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2018, 2017 and 2016, in accordance with guidelines of the SEC applicable to reserves estimates. Volumes for oil are stated in thousands of barrels (MBbls) and volumes for natural gas are stated in millions of cubic feet (MMcf). The prices used for the 2018 reserve report are $65.56 per barrel of oil, $3.10 per MMbtu and $32.02 per barrel for NGLs, adjusted by lease for transportation fees and regional price differentials, and for oil and gas reserves, respectively. The prices used at December 31, 2017 and 2016 for reserve report purposes are $51.34 per barrel, $2.98 per MMbtu and $18.40 per barrel for NGLs and $42.75 per barrel, $2.48 per MMbtu and $9.91 per barrel for NGLs, respectively.
Gulfport emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

	2018			2017			2016
	Oil	Natural Gas	Natural Gas Liquids	Oil	Natural Gas	Natural Gas Liquids	Oil	Natural Gas	Natural Gas Liquids
	(MBbls)	(MMcf)	(MBbls)	(MBbls)	(MMcf)	(MBbls)	(MBbls)	(MMcf)	(MBbls)
Proved Reserves
Beginning of the period	19,157	4,825,310	75,766	5,546	2,167,068	20,127	6,458	1,560,145	17,736
Purchases in oil and natural gas reserves in place	—	—	—	15,132	1,098,644	53,617	—	—	—
Extensions and discoveries	5,205	622,271	9,631	951	1,594,734	4,619	1,217	1,082,220	7,677
Sales of oil and natural gas reserves in place	(134)	(43,444)	(112)	—	—	—	—	—	—
Revisions of prior reserve estimates	(377)	(826,506)	1,228	107	314,925	2,737	(3)	(247,703)	(1,439)
Current production	(2,801)	(443,742)	(5,993)	(2,579)	(350,061)	(5,334)	(2,126)	(227,594)	(3,847)
End of period	21,050	4,133,889	80,520	19,157	4,825,310	75,766	5,546	2,167,068	20,127
Proved developed reserves	9,570	1,813,184	40,810	10,245	1,616,930	36,247	4,882	744,797	14,299
Proved undeveloped reserves	11,480	2,320,705	39,710	8,912	3,208,380	39,519	664	1,422,271	5,828

Equity investment in Grizzly Oil Sands ULC
Beginning of the period	—	—	—	—	—	—	—	—	—
Purchases in oil and natural gas reserves in place	—	—	—	—	—	—	—	—	—
Extensions and discoveries	—	—	—	—	—	—	—	—	—
Revisions of prior reserve estimates	—	—	—	—	—	—	—	—	—
Current production	—	—	—	—	—	—	—	—	—
End of period	—	—	—	—	—	—	—	—	—
Proved developed reserves	—	—	—	—	—	—	—	—	—
Proved undeveloped reserves	—	—	—	—	—	—	—	—	—
In 2018, the Company experienced extensions and discoveries of 711.2 Bcfe of estimated proved reserves, which were primarily attributable to the Company's continued development of its Utica Shale and SCOOP acreages. Of the total extensions and discoveries, 556.3 Bcfe was attributable to the addition of 75 PUD locations in the Utica field, 90.1 Bcfe was attributable to the addition of 11 PUD locations in the SCOOP field and 3.0 Bcfe was attributable to the addition of 13 PUD locations in the Southern Louisiana fields as a result of the Company's current development plan that refocused some activity within existing fields. This change reflects the Company's ongoing efforts to optimize the development program with well selection based on economic returns, commodity mix and surface considerations.
In 2018, the Company experienced downward revisions of 1.0 Tcfe in estimated proved reserves with the exclusion of 127 PUD locations in the Company's Utica field and 12 PUD locations in the Company's SCOOP field, which was primarily the result of changes in the Company's development schedule moving development in excess of five years from initial booking. The development plan change, as approved by the Company's senior management and board of directors, is a result of continued focus on free cash flow generation. This downward revision was partially offset by upward revisions of 82.4 Bcfe in estimated proved reserves in 2018 due to changes in wellbore lateral length, 67.6 Bcfe due to changes in ownership interest, 27.9 Bcfe due to an increase in pricing and 8.3 Bcfe due to changes in well performance. In addition, the Company sold approximately 44.9 Bcfe of proved undeveloped oil and natural gas reserves associated with various non-operated interests, the majority of which were in the Company's Utica field.
In 2017, the Company purchased 1.5 Tcfe through its acquisition of SCOOP properties discussed in Note 2. Also in 2017, the Company experienced extensions and discoveries of 1.6 Tcfe of estimated proved reserves primarily attributable to the continued development of the Company's Utica Shale acreage. In 2017, the Company experienced upward revisions of 201.3 Bcfe in estimated proved reserves due to an increase in well performance, 214.1 Bcfe due to the increase in pricing and 95.9 Bcfe due to changes in its ownership interests. These positive revisions are partially offset by downward revisions of 133.0 Bcfe due to a decline in well performance specific to one area in the Company's Utica field and a decline of 45.7 Bcfe in estimated proved reserves in 2017 primarily due to the exclusion of ten PUD locations in the Company's Utica field, five of which are operated by the Company and five of which are operated by other operators, that were excluded due to changes in drilling schedules. Additional downward revision of 0.6 Bcfe was due to the removal of two PUD locations in the Company's Southern Louisiana fields that had not been drilled within five years of initial booking.
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
Discounted Future Net Cash Flows
The following tables present the estimated future cash flows, and changes therein, from Gulfport’s proven oil and gas reserves as of December 31, 2018, 2017 and 2016 using an unweighted average first-of-the-month price for the period January through December 31, 2018, 2017 and 2016.
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Future cash flows	$14,483,197	$11,202,692	$3,354,168
Future development and abandonment costs	(2,437,853)	(3,005,217)	(1,165,025)
Future production costs	(5,067,554)	(2,152,821)	(924,167)
Future production taxes	(455,840)	(289,944)	(69,447)
Future income taxes	(943,293)	(573,965)	(14,545)
Future net cash flows	5,578,657	5,180,745	1,180,984
10% discount to reflect timing of cash flows	(2,595,932)	(2,537,181)	(492,944)
Standardized measure of discounted future net cash flows	$2,982,725	$2,643,564	$688,040

Equity investment in Grizzly Oil Sands ULC Standardized measure of discounted cash flows
Future cash flows	$—	$—	$—
Future development and abandonment costs	—	—	—
Future production costs	—	—	—
Future production taxes	—	—	—
Future income taxes	—	—	—
Future net cash flows	—	—	—
10% discount to reflect timing of cash flows
Standardized measure of discounted future net cash flows	$—	$—	$—

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Sales and transfers of oil and gas produced, net of production costs	$(1,063,215)	$(756,257)	$(312,291)
Net changes in prices, production costs, and development costs	590,519	913,714	(146,518)
Acquisition of oil and gas reserves in place	—	703,866	—
Extensions and discoveries	519,137	618,039	186,909
Previously estimated development costs incurred during the period	402,156	390,673	176,218
Revisions of previous quantity estimates, less related production costs	(356,933)	155,200	(38,448)
Sales of oil and gas reserves in place	(25,882)	—	—
Accretion of discount	264,356	68,804	76,433
Net changes in income taxes	(185,157)	(231,545)	(6,495)
Change in production rates and other	194,180	93,030	(12,099)
Total change in standardized measure of discounted future net cash flows	$339,161	$1,955,524	$(76,291)

Equity investment in Grizzly Oil Sands ULC Changes in standardized measure of discounted cash flows
Sales and transfers of oil and gas produced, net of production costs	$—	$—	$—
Net changes in prices, production costs, and development costs	—	—	—
Acquisition of oil and gas reserves in place	—	—	—
Extensions and discoveries	—	—	—
Previously estimated development costs incurred during the period	—	—	—
Revisions of previous quantity estimates, less related production costs	—	—	—
Accretion of discount	—	—	—
Net changes in income taxes	—	—	—
Change in production rates and other	—	—	—
Total change in standardized measure of discounted future net cash flows	$—	$—	$—

20.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table summarizes quarterly financial data for the years ended December 31, 2018 and 2017:

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenues	$325,392	$252,740	$360,962	$415,950
Income from operations	110,318	13,791	113,576	154,635
Income tax benefit	(69)	—	—	—
Net income	90,090	111,319	95,150	134,001
Income per share:
Basic	$0.50	$0.64	$0.55	$0.78
Diluted	$0.50	$0.64	$0.55	$0.78

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenues	$333,004	$323,953	$265,498	$397,848
Income from operations	181,683	143,175	50,483	173,025
Income tax expense (benefit)	—	—	2,763	(954)
Net income	154,455	105,936	18,235	156,526
Income per share:
Basic	$0.91	$0.58	$0.10	$0.85
Diluted	$0.91	$0.58	$0.10	$0.85

21.	SUBSEQUENT EVENTS
Derivatives
In February 2019, the Company entered into a natural gas basis swap position for 2020, which settles on the pricing index to basis differential of Inside FERC to the NYMEX Henry Hub natural gas price, for approximately 10,000 MMBtu of natural gas per day at a differential of $0.54 per MMBtu.
Stock Repurchase Program
In January 2019, the board of directors of the Company approved a stock repurchase program to acquire up to $400.0 million of the Company's outstanding common stock within the next 24 months. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. The Company intends to purchase shares under the repurchase program opportunistically with available funds while maintaining sufficient liquidity to fund its 2019 capital development program. This repurchase program is authorized to extend through December 31, 2020 and may be suspended from time to time, modified, extended or discontinued by the board of directors of the Company at any time. The Company has not made any such purchases of its common stock under this program as of February 28, 2019.