Form 10-Q
period 2019-09-30
GULFPORT ENERGY CORP
filed 2019-11-01
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2019, 159,709,221 shares of the registrant’s common stock were outstanding.

GULFPORT ENERGY CORPORATION

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$10,124	$52,297
Accounts receivable—oil and natural gas sales	112,657	210,200
Accounts receivable—joint interest and other	41,327	22,497
Prepaid expenses and other current assets	5,658	10,017
Short-term derivative instruments	134,571	21,352
Total current assets	304,337	316,363
Property and equipment:
Oil and natural gas properties, full-cost accounting, $2,814,334 and $2,873,037 excluded from amortization in 2019 and 2018, respectively	10,551,713	10,026,836
Other property and equipment	96,233	92,667
Accumulated depletion, depreciation, amortization and impairment	(5,063,413)	(4,640,098)
Property and equipment, net	5,584,533	5,479,405
Other assets:
Equity investments	73,962	236,121
Long-term derivative instruments	23,419	—
Deferred tax asset	205,853	—
Inventories	7,022	5,344
Operating lease assets	13,920	—
Operating lease assets - related parties	48,449	—
Other assets	11,653	13,803
Total other assets	384,278	255,268
Total assets	$6,273,148	$6,051,036
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$439,019	$518,380
Short-term derivative instruments	429	20,401
Current portion of operating lease liabilities	12,848	—
Current portion of operating lease liabilities - related parties	21,017	—
Current maturities of long-term debt	622	651
Total current liabilities	473,935	539,432
Long-term derivative instruments	72,040	13,992
Asset retirement obligation—long-term	59,819	79,952
Uncertain tax position liability	3,127	3,127
Non-current operating lease liabilities	1,072	—
Non-current operating lease liabilities - related parties	27,432	—
Long-term debt, net of current maturities	2,076,569	2,086,765
Total liabilities	2,713,994	2,723,268
Commitments and contingencies (Note 8)
Preferred stock, $0.01 par value; 5,000,000 shares authorized (30,000 authorized as redeemable 12% cumulative preferred stock, Series A), and none issued and outstanding	—	—
Stockholders’ equity:
Common stock - $0.01 par value, 200,000,000 shares authorized, 159,709,221 issued and outstanding at September 30, 2019 and 162,986,045 at December 31, 2018	1,597	1,630
Paid-in capital	4,205,158	4,227,532
Accumulated other comprehensive loss	(50,679)	(56,026)
Accumulated deficit	(596,922)	(845,368)
Total stockholders’ equity	3,559,154	3,327,768
Total liabilities and stockholders’ equity	$6,273,148	$6,051,036

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands, except share data)
Revenues:
Natural gas sales	$213,227	$271,167	$714,500	$753,261
Oil and condensate sales	24,550	45,682	93,942	140,687
Natural gas liquid sales	20,324	53,776	78,136	141,883
Net gain (loss) on natural gas, oil and NGLs derivatives	27,074	(9,663)	178,169	(96,737)
	285,175	360,962	1,064,747	939,094
Costs and expenses:
Lease operating expenses	22,473	22,325	64,668	64,143
Production taxes	6,565	9,348	22,584	23,861
Midstream gathering and processing expenses	78,435	78,913	220,732	214,546
Depreciation, depletion and amortization	145,490	119,915	388,874	352,848
Impairment of oil and natural gas properties	35,647	—	35,647	—
General and administrative expenses	14,659	15,848	39,482	42,955
Accretion expense	747	1,037	3,173	3,056
	304,016	247,386	775,160	701,409
(LOSS) INCOME FROM OPERATIONS	(18,841)	113,576	289,587	237,685
OTHER EXPENSE (INCOME):
Interest expense	34,095	33,253	103,095	100,922
Interest income	(338)	(92)	(649)	(162)
Gain on debt extinguishment	(23,600)	—	(23,600)	—
Gain on sale of equity method investments	—	(2,733)	—	(124,768)
Loss (income) from equity method investments, net	43,082	(12,858)	164,391	(35,282)
Other expense	3,194	856	3,757	485
	56,433	18,426	246,994	(58,805)
(LOSS) INCOME BEFORE INCOME TAXES	(75,274)	95,150	42,593	296,490
INCOME TAX BENEFIT	(26,522)	—	(205,853)	(69)
NET (LOSS) INCOME	$(48,752)	$95,150	$248,446	$296,559
NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.31)	$0.55	$1.55	$1.69
Diluted	$(0.31)	$0.55	$1.51	$1.68
Weighted average common shares outstanding—Basic	159,548,477	173,057,538	160,553,796	175,776,312
Weighted average common shares outstanding—Diluted	159,548,477	173,304,914	164,820,002	176,440,461

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net (loss) income	$(48,752)	$95,150	$248,446	$296,559
Foreign currency translation adjustment	(2,064)	3,052	5,347	(5,815)
Other comprehensive (loss) income	(2,064)	3,052	5,347	(5,815)
Comprehensive (loss) income	$(50,816)	$98,202	$253,793	$290,744

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2019	162,986,045	$1,630	$4,227,532	$(56,026)	$(845,368)	$3,327,768
Net Income	—	—	—	—	62,242	62,242
Other Comprehensive Income	—	—	—	3,801	—	3,801
Stock Compensation	—	—	2,785	—	—	2,785
Shares Repurchased	(3,618,634)	(37)	(28,293)	—	—	(28,330)
Issuance of Restricted Stock	54,554	1	(1)	—	—	—
Balance at March 31, 2019	159,421,965	$1,594	$4,202,023	$(52,225)	$(783,126)	$3,368,266
Net Income	—	—	—	—	234,956	234,956
Other Comprehensive Income	—	—	—	3,610	—	3,610
Stock Compensation	—	—	2,846	—	—	2,846
Shares Repurchased	(296,587)	(3)	(2,267)	—	—	(2,270)
Issuance of Restricted Stock	270,639	3	(3)	—	—	—
Balance at June 30, 2019	159,396,017	$1,594	$4,202,599	$(48,615)	$(548,170)	$3,607,408
Net Loss	—	—	—	—	(48,752)	(48,752)
Other Comprehensive Loss	—	—	—	(2,064)	—	(2,064)
Stock Compensation	—	—	2,651	—	—	2,651
Shares Repurchased	(35,977)	—	(89)	—	—	(89)
Issuance of Restricted Stock	349,181	3	(3)	—	—	—
Balance at September 30, 2019	159,709,221	$1,597	$4,205,158	$(50,679)	$(596,922)	$3,559,154
(Continued on next page)

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(Unaudited)

			Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2018	183,105,910	$1,831	$4,416,250	$(40,539)	$(1,275,928)	$3,101,614
Net Income	—	—	—	—	90,090	90,090
Other Comprehensive Loss	—	—	—	(5,503)	—	(5,503)
Stock Compensation	—	—	2,685	—	—	2,685
Shares Repurchased	(9,692,356)	(97)	(99,900)	—	—	(99,997)
Issuance of Restricted Stock	109,933	1	(1)	—	—	—
Balance at March 31, 2018	173,523,487	$1,735	$4,319,034	$(46,042)	$(1,185,838)	$3,088,889
Net Income	—	—	—	—	111,319	111,319
Other Comprehensive Loss	—	—	—	(3,364)	—	(3,364)
Stock Compensation	—	—	3,355	—	—	3,355
Shares Repurchased	(412,516)	(4)	(4,996)	—	—	(5,000)
Issuance of Restricted Stock	191,084	2	(2)	—	—	—
Balance at June 30, 2018	173,302,055	$1,733	$4,317,391	$(49,406)	$(1,074,519)	$3,195,199
Net Income	—	—	—	—	95,150	95,150
Other Comprehensive Income	—	—	—	3,052	—	3,052
Stock Compensation	—	—	3,614	—	—	3,614
Shares Repurchased	(400,597)	(4)	(4,996)	—	—	(5,000)
Issuance of Restricted Stock	317,185	3	(3)	—	—	—
Balance at September 30, 2018	173,218,643	$1,732	$4,316,006	$(46,354)	$(979,369)	$3,292,015

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$248,446	$296,559
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	3,173	3,056
Depletion, depreciation and amortization	388,874	352,848
Impairment of oil and natural gas properties	35,647	—
Stock-based compensation expense	4,969	5,792
Loss (income) from equity investments	164,532	(35,040)
Gain on debt extinguishment	(23,600)	—
Change in fair value of derivative instruments	(97,425)	106,373
Deferred income tax benefit	(205,853)	(69)
Amortization of loan costs	4,821	4,554
Gain on sale of equity investments and other assets	(178)	(124,768)
Distributions from equity method investments	2,457	1,978
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable—oil and natural gas sales	97,543	(10,618)
Increase in accounts receivable—joint interest and other	(18,830)	(2,277)
Increase in accounts receivable—related parties	—	(79)
Decrease (increase) in prepaid expenses and other current assets	4,359	(4,830)
(Increase) decrease in other assets	(30)	1,228
Increase in accounts payable, accrued liabilities and other	8,567	36,809
Settlement of asset retirement obligation	(117)	(719)
Net cash provided by operating activities	617,355	630,797
Cash flows from investing activities:
Additions to other property and equipment	(4,694)	(7,134)
Additions to oil and natural gas properties	(646,535)	(777,104)
Proceeds from sale of oil and natural gas properties	10,864	4,820
Proceeds from sale of other property and equipment	204	217
Proceeds from sale of equity method investments	—	226,487
Contributions to equity method investments	(432)	(2,318)
Distributions from equity method investments	1,945	446
Net cash used in investing activities	(638,648)	(554,586)
Cash flows from financing activities:
Principal payments on borrowings	(550,500)	(165,428)
Borrowings on line of credit	640,000	225,000
Repurchase of senior notes	(79,480)	—
Debt issuance costs and loan commitment fees	(211)	(772)
Payments for repurchase of stock	(30,689)	(109,997)
Net cash used in financing activities	(20,880)	(51,197)
Net (decrease) increase in cash, cash equivalents and restricted cash	(42,173)	25,014
Cash, cash equivalents and restricted cash at beginning of period	52,297	99,557
Cash, cash equivalents and restricted cash at end of period	$10,124	$124,571
Supplemental disclosure of cash flow information:
Interest payments	$85,272	$75,045
Income tax receipts	$(1,794)	$—
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$3,313	$3,862
Asset retirement obligation capitalized	$6,846	$1,094
Asset retirement obligation removed due to divestiture	$(30,035)	$—
Interest capitalized	$2,782	$3,956
Fair value of contingent consideration asset on date of divestiture	$(1,137)	$—
Foreign currency translation gain (loss) on equity method investments	$5,347	$(5,815)
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These consolidated financial statements have been prepared by Gulfport Energy Corporation (the “Company” or “Gulfport”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods reported in all material respects, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes included in the Company’s most recent annual report on Form 10-K. Results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year.
Statements of Cash Flows
During the third quarter of 2019, the Company identified that certain activities were misclassified between cash flows from operating activities and cash flows from investing activities. These activities had been included in accounts payable, accrued liabilities and other and presented as cash flows from operating activities while they should have been presented as additions to oil and natural gas properties in cash flows from investing activities.  The Company corrected the previously presented statements of cash flows for these additions and in doing so, for the nine months ended September 30, 2018, the consolidated statements of cash flows and the condensed consolidating statements of cash flows were adjusted to increase net cash flows provided by operating activities by $21.8 million with a corresponding increase in net cash flows used in investing activities. The Company has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not have a material impact on any previously filed annual or quarterly consolidated financial statements.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). The standard supersedes the previous lease guidance by requiring lessees to recognize a right-to-use asset and lease liability on the balance sheet for all leases with lease terms of greater than one year while maintaining substantially similar classifications for financing and operating leases. Subsequent to ASU 2016-02, the FASB issued several related ASU’s to clarify the application of the lease standard. The Company adopted the new standard as of January 1, 2019 on a prospective basis using the simplified transition method permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements. The comparative information has not been restated and continues to be reported under the historic accounting standards in effect for those periods. See Note 13 for further discussion of the lease standard.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this ASU eliminates the probable initial recognition threshold in current GAAP and instead, requires an entity to reflect its current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposure, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this update allow preparers to irrevocably elect the fair value option, on an instrument-by-instrument basis, for eligible financial assets measured at amortized cost basis upon adoption of 2016-13. The guidance is effective for periods after December 15, 2019, with early adoption permitted. The Company is in the process of designing processes and controls needed to comply with the requirements of the new standard. Although the standard will have an impact, the Company does not currently anticipate the ASU to have a material effect on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements on fair value measurements. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company does not anticipate the new standard to have a material effect on its consolidated financial statements and related disclosures.
In August 2018, the FASB also issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for costs associated with implementing a cloud computing arrangement in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company does not anticipate the new standard to have a material effect on its consolidated financial statements and related disclosures.
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which provides guidance on how to assess whether certain transactions between participants in a collaborative arrangement should be accounted for within the ASU No. 2014-09 revenue recognition standard discussed above. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company does not anticipate the new standard to have a material effect on its consolidated financial statements and related disclosures.
In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections, Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. This ASU amends various SEC sections within the FASB Codification to align with the updated requirements of certain SEC final rules and includes miscellaneous updates to agree the language in the Codification to the electronic Code of Federal Regulations. ASU No. 2019-07 is effective upon issuance, and the Company has adopted the changes with no material impacts.

2.	PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Oil and natural gas properties	$10,551,713	$10,026,836
Other depreciable property and equipment	90,712	87,146
Land	5,521	5,521
Total property and equipment	10,647,946	10,119,503
Accumulated depletion, depreciation, amortization and impairment	(5,063,413)	(4,640,098)
Property and equipment, net	$5,584,533	$5,479,405

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. At September 30, 2019, the net book value of the Company's oil and gas properties, less related deferred income taxes, was above the calculated ceiling as a result of reduced commodity prices for the period leading up to September 30, 2019. As a result, the Company was required to record an impairment of its oil and natural gas properties under the full cost method of accounting in the amount of $35.6 million for the three and nine months ended September 30, 2019. No impairment was required for oil and natural gas properties for the three and nine months ended September 30, 2018. Additional impairments of oil and natural gas properties are expected to occur in upcoming quarters should commodity prices continue below the average of the previous 12 months. However, the amount of any future impairments is difficult to predict as it depends on changes in commodity prices, production rates, proved reserves, evaluation of costs excluded from amortization, future development costs and production costs.
Included in oil and natural gas properties at September 30, 2019 is the cumulative capitalization of $229.6 million in general and administrative costs incurred and capitalized to the full cost pool. General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $9.8 million and $26.3 million for the three and nine months ended September 30, 2019, respectively, and $10.6 million and $28.8 million for the three and nine months ended September 30, 2018, respectively.
The average depletion rate per Mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, was $1.01 and $0.94 per Mcfe for the nine months ended September 30, 2019 and 2018, respectively.
The following table summarizes the Company’s non-producing properties excluded from amortization by area at September 30, 2019:

September 30, 2019
(In thousands)
Utica	$1,464,803
MidContinent	1,349,191
Other	340
$2,814,334

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
Divestitures
In December of 2018, the Company entered into an agreement to sell its non-core assets located in the West Cote Blanche Bay ("WCBB") and Hackberry fields of Louisiana to an undisclosed third party for a purchase price of approximately $19.7 million. The sale closed on July 3, 2019, subject to customary post-closing terms and conditions, with an effective date of August 15, 2018. The Company received approximately $9.2 million in cash and retained contingent overriding royalty interests. In addition, the Company could also receive contingent payments based on commodity prices exceeding specified thresholds over the two years following the closing date. See Note 9 for further discussion of the contingent consideration arrangement, which was determined to be an embedded derivative. The buyer assumed all plugging and abandonment liabilities associated with these assets which totaled approximately $30.0 million at the divestiture date.

Asset Retirement Obligation
A reconciliation of the Company’s asset retirement obligation for the nine months ended September 30, 2019 and 2018 is as follows:

	September 30, 2019	September 30, 2018
	(In thousands)
Asset retirement obligation, beginning of period	$79,952	$75,100
Liabilities incurred	5,769	1,468
Liabilities settled	(117)	(719)
Liabilities removed due to divestitures	(30,035)	—
Accretion expense	3,173	3,056
Revisions in estimated cash flows	1,077	(374)
Asset retirement obligation as of end of period	59,819	78,531
Less current portion	—	120
Asset retirement obligation, long-term	$59,819	$78,411

3.	EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of September 30, 2019 and December 31, 2018:

		Carrying value		Loss (income) from equity method investments
	Approximate ownership %	September 30, 2019	December 31, 2018	Three months ended September 30,		Nine months ended September 30,
				2019	2018	2019	2018
		(In thousands)
Investment in Tatex Thailand II, LLC	23.5%	$—	$—	$—	$(137)	$(2,085)	$(241)
Investment in Grizzly Oil Sands ULC	24.9999%	49,546	44,259	41	275	380	833
Investment in Timber Wolf Terminals LLC(1)	—%	—	—	—	—	—	536
Investment in Windsor Midstream LLC	22.5%	39	39	—	—	—	(9)
Investment in Mammoth Energy Services, Inc.	21.8%	24,377	191,823	43,041	(12,996)	166,096	(35,708)
Investment in Strike Force Midstream LLC(2)	—%	—	—	—	—	—	(693)
		$73,962	$236,121	$43,082	$(12,858)	$164,391	$(35,282)

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

The tables below summarize financial information for the Company’s equity investments as of September 30, 2019 and December 31, 2018.

Summarized balance sheet information:

	September 30, 2019	December 31, 2018

	(In thousands)
Current assets	$427,643	$471,733
Noncurrent assets	$1,309,729	$1,302,488
Current liabilities	$130,465	$239,975
Noncurrent liabilities	$176,145	$94,575

Summarized results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Gross revenue	$113,417	$384,043	$557,375	$1,451,580
Net (loss) income	$(35,730)	$68,414	$(15,046)	$181,884

Tatex Thailand II, LLC
The Company has an indirect ownership interest in Tatex Thailand II, LLC ("Tatex II"). Tatex II held an 8.5% interest in APICO, LLC (“APICO”), an international oil and gas exploration company, before selling its interest in June 2019. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 108,000 acres which includes the Phu Horm Field. The Company received $2.1 million in distributions from Tatex II during the nine months ended September 30, 2019, of which $1.9 million related to proceeds from the sale of its interest in APICO.
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings Inc. (“Grizzly Holdings”), owns an approximate 24.9999% interest in Grizzly Oil Sands ULC (“Grizzly”), a Canadian unlimited liability company. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc. (“Oil Sands”). As of September 30, 2019, Grizzly had approximately 830,000 acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. The Company reviewed its investment in Grizzly for impairment at September 30, 2019 and 2018 and determined no impairment was required. If commodity prices decline in the future however, impairment of the Company's investment in Grizzly may be necessary. During the nine months ended September 30, 2019, Gulfport paid $0.4 million in cash calls. Grizzly’s functional currency is the Canadian dollar. The Company’s investment in Grizzly was decreased by a $2.0 million foreign currency translation loss and increased by a $5.2 million foreign currency translation gain for the three and nine months ended September 30, 2019, respectively. The Company's investment in Grizzly was increased by a $2.9 million foreign currency translation gain and decreased by a $5.7 million foreign currency translation loss for the three and nine months ended September 30, 2018, respectively.
Timber Wolf Terminals LLC
During 2012, the Company invested in Timber Wolf. Timber Wolf was formed to operate a crude/condensate terminal and a sand transloading facility in Ohio. Timber Wolf was dissolved in 2018.
Windsor Midstream LLC
At September 30, 2019, the Company held a 22.5% interest in Windsor Midstream LLC (“Midstream”), an entity controlled and managed by an unrelated third party. The Company received no distributions from Midstream during the nine months ended September 30, 2019.
The Company has determined that Midstream is a variable interest entity ("VIE") but that the Company is not the primary beneficiary because it does not have a controlling financial interest in Midstream. This entity is considered a VIE because the limited partners lack substantive kick-out or participating rights over the general partner. The general partner has power to direct the activities that most significantly impact Midstream's economic performance. The Company accounts for its investment in

VIEs following the equity method of accounting. The carrying amounts of the Company’s equity investments are classified as other non-current assets on the accompanying consolidated balance sheets. The Company’s maximum exposure to loss as a result of its involvement with VIEs is based on the Company’s capital contributions and the economic performance of the VIEs, and is equal to the carrying value of the Company’s investments which is the maximum loss the Company could be required to record in the consolidated statements of operations.
Mammoth Energy Services, Inc.
At September 30, 2019, the Company owned 9,829,548 shares, or approximately 21.8%, of the outstanding common stock of Mammoth Energy Services, Inc. ("Mammoth Energy"). The Company reviewed its investment in Mammoth Energy as of September 30, 2019 for impairment based on certain qualitative and quantitative factors. As a result of the calculated fair values and other qualitative factors, the Company concluded that an other than temporary impairment was indicated. This resulted in recording an impairment loss of $35.5 million and $160.8 million for the three and nine months ended September 30, 2019, which is included in loss (income) from equity method investments, net in the accompanying consolidated statements of operations. If Mammoth Energy's common stock continues to trade below the Company's carrying value for a prolonged period of time, further impairment of the Company's investment in Mammoth Energy may be necessary. The Company’s investment in Mammoth Energy was decreased by a $0.1 million foreign currency loss and increased by a $0.1 million foreign currency gain resulting from Mammoth Energy's foreign subsidiary for the three and nine months ended September 30, 2019, respectively. The Company’s investment in Mammoth Energy was increased by a $0.1 million foreign currency gain and decreased by a $0.2 million foreign currency loss resulting from Mammoth Energy’s foreign subsidiary for the three and nine months ended September 30, 2018, respectively. During the nine months ended September 30, 2019, Gulfport received distributions of $2.5 million from Mammoth Energy as a result of $0.125 per share dividends in February 2019 and May 2019. The approximate fair value of the Company's investment in Mammoth Energy's common stock at September 30, 2019 was $24.4 million based on the quoted market price of Mammoth Energy's common stock. The loss (income) from equity method investments presented in the table above reflects any intercompany profit eliminations.
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

4.	LONG-TERM DEBT
Long-term debt consisted of the following items as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In thousands)
Revolving credit agreement(1)	$135,000	$45,000
6.625% senior unsecured notes due 2023	340,000	350,000
6.000% senior unsecured notes due 2024	630,796	650,000
6.375% senior unsecured notes due 2025	577,268	600,000
6.375% senior unsecured notes due 2026	397,529	450,000
Net unamortized debt issuance costs(2)	(26,052)	(30,733)
Construction loan	22,650	23,149
Less: current maturities of long term debt	(622)	(651)
Debt reflected as long term	$2,076,569	$2,086,765

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
As of September 30, 2019, $135.0 million was outstanding under the revolving credit facility and the total availability for future borrowings under this facility, after giving effect to an aggregate of $248.6 million letters of credit, was $616.4 million. The Company’s wholly owned subsidiaries have guaranteed the obligations of the Company under the revolving credit facility.
At September 30, 2019, amounts borrowed under the revolving credit facility bore interest at a weighted average rate of 3.52%.
The Company was in compliance with its financial covenants under the revolving credit facility at September 30, 2019.
(2) Loan issuance costs related to the 6.625% Senior Notes due 2023 (the "2023 Notes"), the 6.000% Senior Notes due 2024 (the "2024 Notes"), the 6.375% Senior Notes due 2025 (the "2025 Notes") and the 6.375% Senior Notes due 2026 (the "2026 Notes") (collectively the “Notes”) have been presented as a reduction to the principal amount of the Notes. At September 30, 2019, total unamortized debt issuance costs were $3.6 million for the 2023 Notes, $7.5 million for the 2024 Notes, $10.8 million for the 2025 Notes and $4.0 million for the 2026 Notes. In addition, loan commitment fee costs for the Company's construction loan agreement were $0.1 million at September 30, 2019.
The Company capitalized approximately $1.0 million and $2.8 million in interest expense to undeveloped oil and natural gas properties during the three and nine months ended September 30, 2019, respectively. The Company capitalized approximately $1.6 million and $4.0 million in interest expense to undeveloped oil and natural gas properties during the three and nine months ended September 30, 2018, respectively.
Debt Repurchases
During the three months ended September 30, 2019, the Company used borrowings under its revolving credit facility to repurchase in the open market approximately $104.4 million aggregate principal amount of its outstanding Notes for $80.3 million. This included approximately $10.0 million principal amount of the 2023 Notes, $19.2 million principal amount of the 2024 Notes, $22.7 million principal amount of the 2025 Notes, and $52.5 million principal amount of the 2026 Notes. The Company recognized a $23.6 million gain on debt extinguishment, which included retirement of unamortized issuance costs and fees associated with the repurchased debt. This gain is included in gain on debt extinguishment in the accompanying consolidated statements of operations.

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
In January 2019, the board of directors of the Company approved a new stock repurchase program to acquire a portion of the Company's outstanding common stock within a 24 month period. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program is authorized to extend through December 31, 2020 and may be suspended, modified, extended or discontinued by the board of directors at any time. The Company did not repurchase any shares under the program during the three months ended September 30, 2019, and repurchased approximately 3.8 million shares for a cost of approximately $30.0 million during the nine months ended September 30, 2019. Additionally, during each of the three and nine months ended September 30, 2019, the Company repurchased approximately 0.1 million shares for a cost of approximately $0.1 million and $0.7 million, respectively, to satisfy tax withholding requirements incurred upon the vesting of restricted stock. All repurchased shares have been canceled and returned to the status of authorized but unissued shares.

6.	STOCK-BASED COMPENSATION

The Company has granted restricted stock units to employees and directors pursuant to the 2019 Amended and Restated Incentive Stock Plan ("2019 Plan"), as discussed below. During the three and nine months ended September 30, 2019, the Company’s stock-based compensation cost was $2.7 million and $8.3 million, respectively, of which the Company capitalized $1.1 million and $3.3 million, respectively, relating to its exploration and development efforts. During the three and nine months ended September 30, 2018, the Company's stock-based compensation cost was $3.6 million and $9.7 million, respectively, of which the Company capitalized $1.4 million and $3.9 million, respectively, relating to its exploration and development efforts. Stock compensation costs, net of the amounts capitalized, are included in general and administrative expenses in the accompanying consolidated statements of operations.
The following table summarizes restricted stock unit activity for the nine months ended September 30, 2019:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2019	1,535,811	$11.57	$—	$—
Granted	4,011,073	3.74	2,009,144	2.85
Vested	(674,374)	12.86	—	—
Forfeited	(289,610)	7.83	(112,742)	1.98
Unvested shares as of September 30, 2019	4,582,900	$4.76	1,896,402	$2.91

Restricted Stock Units
Restricted stock units awarded under the 2019 Plan generally vest over a period of one year in the case of directors and three years in the case of employees and vesting is dependent upon the recipient meeting applicable service requirements. Stock-based compensation costs are recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of grant. Unrecognized compensation expense as of September 30, 2019 related to restricted stock units was $19.0 million. The expense is expected to be recognized over a weighted average period of 2.28 years.
Performance Vesting Restricted Stock Units
During the nine months ended September 30, 2019, the Company awarded performance vesting units to certain of its executive officers under the 2019 Plan. The number of shares of common stock issued pursuant to the award will be based on relative total shareholder return ("RTSR"). RTSR is an incentive measure whereby participants will earn from 0% to 200% of the target award based on the Company’s RTSR ranking compared to the RTSR of the companies in the Company’s designated peer group at the end of the performance period. Awards will be earned and vested over a performance period measured from January 1, 2019 to December 31, 2021, subject to earlier termination of the performance period in the event of a change in control. The grant date fair value was determined using the Monte Carlo simulation method and is being recorded ratably over the performance period. Expected volatilities utilized in the Monte Carlo model were estimated using a historical period consistent with the remaining performance period of approximately two years. The risk-free interest rates were based on the U.S. Treasury rate for a term commensurate with the expected life of the grant. The Company assumed a range of risk-free interest rates of 1.56% to 2.42% and a range of expected volatilities of 29.1% to 85.1% to estimate the fair value of performance vesting units granted during the nine months ended September 30, 2019. Unrecognized compensation expense as of September 30, 2019 related to performance vesting restricted shares was $4.9 million. The expense is expected to be recognized over a weighted average period of 2.64 years.

7.	EARNINGS PER SHARE
Reconciliations of the components of basic and diluted net income per common share are presented in the tables below:

	Three months ended September 30,
	2019			2018
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net (loss) income	$(48,752)	159,548,477	$(0.31)	$95,150	173,057,538	$0.55
Effect of dilutive securities:
Stock options and awards	—	—		—	247,376
Diluted:
Net (loss) income	$(48,752)	159,548,477	$(0.31)	$95,150	173,304,914	$0.55

	Nine months ended September 30,
	2019			2018
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net income	$248,446	160,553,796	$1.55	$296,559	175,776,312	$1.69
Effect of dilutive securities:
Stock options and awards	—	4,266,206		—	664,149
Diluted:
Net income	$248,446	164,820,002	$1.51	$296,559	176,440,461	$1.68

There were 2,073,638 shares of common stock that were considered anti-dilutive for the three months ended September 30, 2019. There were no potential shares of common stock that were considered anti-dilutive for the nine months ended September 30, 2019 or the three and nine months ended September 30, 2018.

8.	COMMITMENTS AND CONTINGENCIES
Firm Transportation and Sales Commitments
The table below presents the firm sales commitments by year:

(MMBtu per day)
Remaining 2019	424,000
2020	314,000
2021	192,000
2022	70,000
2023	17,000
Thereafter	—
Total	1,017,000

The table below presents the firm transportation commitments by year:

(In thousands)
Remaining 2019	$65,763
2020	287,627
2021	286,665
2022	286,665
2023	282,981
Thereafter	2,410,866
Total	$3,620,567

Other Commitments
Effective October 1, 2014, the Company entered into a Sand Supply Agreement with Muskie Proppant LLC (“Muskie”), a subsidiary of Mammoth Energy and a related party. Pursuant to this agreement, as amended effective August 3, 2018, the Company has agreed to purchase annual and monthly amounts of proppant sand subject to exceptions specified in the agreement at agreed pricing plus agreed costs and expenses through 2021. Failure by either Muskie or the Company to deliver or accept the minimum monthly amount results in damages calculated per ton based on the difference between the monthly obligation amount and the amount actually delivered or accepted, as applicable. The Company incurred $0.02 million and $0.4 million in non-utilization fees under this agreement during the three and nine months ended September 30, 2019, respectively. The Company incurred $1.3 million and $1.5 million in non-utilization fees under this agreement during the three and nine months ended September 30, 2018.
Future minimum commitments under this agreement at September 30, 2019 are:

(In thousands)
Remaining 2019	$6,000
2020	24,000
2021	24,000
Total	$54,000

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
The Company, along with a number of other oil and gas companies, has been named as a defendant in two separate complaints, one filed by the State of Louisiana and the Parish of Cameron in the 38th Judicial District Court for the Parish of Cameron on February 9, 2016 and the other filed by the State of Louisiana and the District Attorney for the 15th Judicial District of the State of Louisiana in the 15th Judicial District Court for the Parish of Vermilion on July 29, 2016 (together, the "Complaints"). The Complaints allege that certain of the defendants’ operations violated the State and Local Coastal Resources Management Act of 1978, as amended, and the rules, regulations, orders and ordinances adopted thereunder (the "CZM Laws") by causing substantial damage to land and waterbodies located in the coastal zone of the relevant Parish. The plaintiffs seek damages and other appropriate relief under the CZM Laws, including the payment of costs necessary to clear, re-vegetate, detoxify and otherwise restore the affected coastal zone of the relevant Parish to its original condition, actual restoration of such coastal zone to its original condition, and the payment of reasonable attorney fees and legal expenses and interest. The United States District Court for the Western District of Louisiana issued orders remanding the cases to their respective state court, and the defendants have appealed the remand orders to the 5th Circuit Court of Appeals.
In July 2019, Pigeon Land Company, Inc., a successor in interest to certain of the Company’s legacy Louisiana properties, filed an action against the Company and a number of other oil and gas companies in the 16th Judicial District Court for the Parish of Iberia in Louisiana. The suit alleges negligence, strict liability and various violations of Louisiana statutes relating to property damage in connection with the historic development of the Company’s Louisiana properties and seeks unspecified damages (including punitive damages), an injunction to return the affected property to its original condition, and the payment of reasonable attorney fees and legal expenses and interest.
In September 2019, a stockholder of Mammoth Energy filed a derivative action on behalf of Mammoth Energy against members of Mammoth Energy’s board of directors, including a director designated by the Company, and its significant stockholders, including the Company, in the United States District Court for the Western District of Oklahoma. The complaint alleges, among other things, that the members of Mammoth Energy’s board of directors breached their fiduciary duties and violated the Securities Exchange Act of 1934, as amended, in connection with Mammoth Energy’s activities in Puerto Rico following Hurricane Maria. The complaint seeks unspecified damages, the payment of reasonable attorney fees and legal expenses and interest and to force Mammoth Energy and its board of directors to make specified corporate governance reforms.
In October 2019, Saydee Resources, LLC, on behalf of itself and a class of similarly situated royalty holders, filed an action against the Company in the District Court of Grady County Oklahoma. The suit alleges that the Company underpaid royalty holders and seeks unspecified damages for breach of contract, tortious breach of contract, fraud and unjust enrichment.
In October 2019, Kelsie Wagner, in her capacity as trustee of various trusts and on behalf of the trusts and other similarly situated royalty owners, filed an action against the Company in the District Court of Grady County, Oklahoma.  The suit alleges that the Company underpaid royalty owners and seeks unspecified damages for violations of the Oklahoma Production Revenue Standards Act and fraud.

These cases are still in their early stages. As a result, the Company has not had the opportunity to evaluate the allegations made in the plaintiffs' complaints and intends to vigorously defend the suits.
The Company filed an action against TH Exploration, LLC ("TH") in Tarrant County, Texas. The suit alleges breach of purchase and sale agreement providing for the Company's disposition of certain oil and gas properties in Ohio to TH. The Company is seeking specific performance, related to TH's obligations to close the transaction and tender the purchase price, along with any additional relief available to the Company.
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
Fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas, the NYMEX West Texas Intermediate for oil and Mont Belvieu for propane, pentane and ethane. Below is a summary of the Company’s open fixed price swap positions as of September 30, 2019.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2019	NYMEX Henry Hub	1,380,000	$2.81
2020	NYMEX Henry Hub	519,000	$2.88

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2019	NYMEX WTI	6,000	$60.81
2020	NYMEX WTI	6,000	$59.82

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2019	Mont Belvieu C2	1,000	$18.48
Remaining 2019	Mont Belvieu C3	4,000	$29.02
Remaining 2019	Mont Belvieu C5	1,000	$53.71

The Company sold call options in exchange for a premium, and used the associated premiums to enhance the fixed price for a portion of the fixed price natural gas swaps primarily for 2020 listed above. Each call option has an established ceiling price. When the referenced settlement price is above the price ceiling established by these call options, the Company pays its counterparty an amount equal to the difference between the referenced settlement price and the price ceiling multiplied by the hedged contract volumes.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2019	NYMEX Henry Hub	30,000	$3.10
2022	NYMEX Henry Hub	628,000	$2.90
2023	NYMEX Henry Hub	628,000	$2.90

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
In addition, the Company entered into natural gas basis swap positions. As of September 30, 2019, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume (MMBtu/day)	Weighted Average Fixed Spread
Remaining 2019	Transco Zone 4	NYMEX Plus Fixed Spread	60,000	$(0.05)
2020	Transco Zone 4	NYMEX Plus Fixed Spread	60,000	$(0.05)
2020	Fixed Spread	ONEOK Minus NYMEX	10,000	$(0.54)

Contingent Consideration Arrangement
The purchase and sale agreement for the sale of the Company's non-core assets located in the WCBB and Hackberry fields of Louisiana included a contingent consideration arrangement that entitles the Company to receive bonus payments if commodity prices exceed specified thresholds. The calculated fair value of this contingent payment arrangement was approximately $1.1 million as of the closing date of the divestiture. See below for threshold and potential payment amounts.

Period	Threshold(1)	Payment to be received(2)
July 2020 - June 2021	Greater than or equal to $60.65	$150,000
	Between $52.62 - $60.65	Calculated Value(3)
	Less than or equal to $52.62	$—

(1)	Based on the "WTI NYMEX + Argus LLS Differential," as published by Argus Media.
(2)	Payment will be assessed monthly from July 2020 through June 2021. If threshold is met, payment shall be received within five business days after the end of each calendar month.
(3)
If average daily price, as defined in (1), is greater than $52.62 but less than $60.65, payment received will be $150,000 multiplied by a fraction, the numerator of which is the amount determined by subtracting $52.62 from such average daily price, and the denominator of which is $8.03.

Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In thousands)
Commodity derivative instruments	$134,511	$21,352
Contingent consideration arrangement	60	—
Total short-term derivative instruments - asset	$134,571	$21,352

Commodity derivative instruments	$23,375	$—
Contingent consideration arrangement	44	—
Total long-term derivative instruments - asset	$23,419	$—

Total short-term derivative instruments - liability	$429	$20,401

Total long-term derivative instruments - liability	$72,040	$13,992

Gains and Losses
The following table presents the gain and loss recognized in net gain (loss) on natural gas, oil and NGLs derivatives in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018.

	Net gain (loss) on derivative instruments
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Natural gas derivatives	$11,731	$14,101	$147,774	$(26,789)
Oil derivatives	12,736	(11,610)	24,153	(45,176)
NGLs derivatives	3,641	(12,154)	7,276	(24,772)
Contingent consideration arrangement	(1,034)	—	(1,034)	—
Total	$27,074	$(9,663)	$178,169	$(96,737)

Offsetting of Derivative Assets and Liabilities
As noted above, the Company records the fair value of derivative instruments on a gross basis. The following table presents the gross amounts of recognized derivative assets and liabilities in the consolidated balance sheets and the amounts that are subject to offsetting under master netting arrangements with counterparties, all at fair value.

	As of September 30, 2019
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
	(In thousands)
Derivative assets	$157,990	$(72,469)	$85,521
Derivative liabilities	$(72,469)	$72,469	$—

	As of December 31, 2018
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
	(In thousands)
Derivative assets	$21,352	$(19,289)	$2,063
Derivative liabilities	$(34,393)	$19,289	$(15,104)

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
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$157,990	$—
Liabilities:
Derivative Instruments	$—	$72,469	$—

	December 31, 2018
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$21,352	$—
Liabilities:
Derivative Instruments	$—	$34,393	$—

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
The fair value of the Company's investment in Mammoth Energy as of September 30, 2019 was estimated using Level 1 inputs, as the price per share was a quoted price in an active market for identical Mammoth Energy common shares.
The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 2 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the nine months ended September 30, 2019 were approximately $5.8 million.

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
At September 30, 2019, the carrying value of the outstanding debt represented by the Notes was approximately $1.9 billion, including the unamortized debt issuance cost of approximately $3.6 million related to the 2023 Notes, approximately $7.5 million related to the 2024 Notes, approximately $10.8 million related to the 2025 Notes and approximately $4.0 million related to the 2026 Notes. Based on the quoted market price, the fair value of the Notes was determined to be approximately $1.4 billion at September 30, 2019.

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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $112.7 million and $210.2 million as of September 30, 2019 and December 31, 2018, respectively, and are reported in accounts receivable - oil and natural gas sales on the consolidated balance sheets. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain sales may be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The differences between the estimates and the actual amounts for product sales is recorded in the month that payment is received from the purchaser. For the nine months ended September 30, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

13.	LEASES
Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842). The new standard supersedes the previous lease guidance by requiring lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with lease terms of greater than one year while maintaining substantially similar classifications for financing and operating leases. The Company adopted the new standard on a prospective basis using the simplified transition method permitted by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. Offsetting right-of-use assets and corresponding lease liabilities recognized by the Company on the adoption date totaled approximately $110 million, representing minimum payment obligations associated with identified leases with contractual durations exceeding one year. No cumulative-effect adjustment to retained earnings was required upon adoption of the new standard. The Company elected the package of practical expedients permitted under the new standard, which among other things, allows for lease and non-lease components in a contract to be accounted for as a single lease component for all asset classes and the carry forward of historical lease classifications.
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
Maturities of operating lease liabilities as of September 30, 2019 were as follows:

(In thousands)
Remaining 2019	$10,190
2020	31,460
2021	22,731
2022	115
2023	90
Thereafter	30
Total lease payments	$64,616
Less: Imputed interest	(2,247)
Total	$62,369

Lease cost for the three and nine months ended September 30, 2019 consisted of the following:

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
	(In thousands)
Operating lease cost	$4,551	$20,835
Operating lease cost - related party	5,610	16,830
Variable lease cost	105	1,065
Variable lease cost - related party	5,357	64,968
Short-term lease cost	224	407
Total lease cost(1)	$15,847	$104,105

(1)
The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in general and administrative expenses in the accompanying consolidated statements of operations.

Supplemental cash flow information for the nine months ended September 30, 2019 related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash flows from operating leases	$146
Investing cash flow from operating leases	$18,998
Investing cash flow from operating leases - related party	$78,518

The weighted-average remaining lease term as of September 30, 2019 was 1.82 years. The weighted-average discount rate used to determine the operating lease liability as of September 30, 2019 was 3.66%.

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

As of June 30, 2019, in part because in the current year the Company achieved more than three years of cumulative pretax income in the U.S. federal tax jurisdiction and the Company determined that an ownership change under Internal Revenue Code Section 382 did not occur that would further limit its ability to utilize net operating loss carryforwards, management determined that there was sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $207.4 million are realizable.

For the three and nine months ended September 30, 2019, the Company recognized $28.0 million and $207.4 million as a discrete tax benefit in the respective periods. It therefore reduced the valuation allowance accordingly and maintains a valuation allowance of $4.8 million related to foreign tax credits, general business credits and net operating losses in jurisdictions for which it has determined that it is more likely than not that deferred tax assets would not be realized before expiration.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. This assessment relies upon a number of areas of management’s judgment regarding forecast of results in subsequent years. Changes in those judgments could require the Company to establish a valuation allowance for currently recognized deferred tax assets in a subsequent reporting period. In addition, if the Company incurred an Internal Revenue Code Section 382 ownership change it would significantly limit the Company’s ability to utilize net operating loss carryforwards and other tax attributes.

For the three and nine months ended September 30, 2019, the Company's estimated annual effective tax rates were approximately 273.4% and (62.1)%, respectively. The effective tax rate varies from the expected statutory tax rate of 21% primarily because of the release of the valuation allowance of $207.4 million for the nine months ended September 30, 2019. The Company also recognized tax expense of $1.6 million and $1.7 million for the three and nine months ended September 30, 2019, respectively, related to equity compensation book amounts that exceed the tax deduction.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,279	$3,715	$130	$—	$10,124
Accounts receivable - oil and natural gas sales	857	111,800	—	—	112,657
Accounts receivable - joint interest and other	6,909	34,418	—	—	41,327
Accounts receivable - intercompany	953,446	625,306	—	(1,578,752)	—
Prepaid expenses and other current assets	3,886	1,697	75	—	5,658
Short-term derivative instruments	134,571	—	—	—	134,571
Total current assets	1,105,948	776,936	205	(1,578,752)	304,337

Property and equipment:
Oil and natural gas properties, full-cost accounting	1,312,715	9,239,581	146	(729)	10,551,713
Other property and equipment	92,163	751	3,319	—	96,233
Accumulated depletion, depreciation, amortization and impairment	(1,416,261)	(3,646,931)	(221)	—	(5,063,413)
Property and equipment, net	(11,383)	5,593,401	3,244	(729)	5,584,533
Other assets:
Equity investments and investments in subsidiaries	5,106,904	—	49,545	(5,082,487)	73,962
Long-term derivative instruments	23,419	—	—	—	23,419
Deferred tax asset	205,853	—	—	—	205,853
Inventories	94	6,928	—	—	7,022
Operating lease assets	13,920	—	—	—	13,920
Operating lease assets - related parties	48,449	—	—	—	48,449
Other assets	11,333	320	—	—	11,653
Total other assets	5,409,972	7,248	49,545	(5,082,487)	384,278
Total assets	$6,504,537	$6,377,585	$52,994	$(6,661,968)	$6,273,148

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$69,863	$369,129	$27	$—	$439,019
Accounts payable - intercompany	660,364	914,401	3,987	(1,578,752)	—
Short-term derivative instruments	429	—	—	—	429
Current portion of operating lease liabilities	12,848	—	—	—	12,848
Current portion of operating lease liabilities - related parties	21,017	—	—	—	21,017
Current maturities of long-term debt	622	—	—	—	622
Total current liabilities	765,143	1,283,530	4,014	(1,578,752)	473,935
Long-term derivative instruments	72,040	—	—	—	72,040
Asset retirement obligation - long-term	—	59,819	—	—	59,819
Uncertain tax position liability	3,127	—	—	—	3,127
Non-current operating lease liabilities	1,072	—	—	—	1,072
Non-current operating lease liabilities - related parties	27,432	—	—	—	27,432
Long-term debt, net of current maturities	2,076,569	—	—	—	2,076,569
Total liabilities	2,945,383	1,343,349	4,014	(1,578,752)	2,713,994

Stockholders’ equity:
Common stock	1,597	—	—	—	1,597
Paid-in capital	4,205,158	4,170,573	262,061	(4,432,634)	4,205,158
Accumulated other comprehensive loss	(50,679)	—	(48,548)	48,548	(50,679)
(Accumulated deficit) retained earnings	(596,922)	863,663	(164,533)	(699,130)	(596,922)
Total stockholders’ equity	3,559,154	5,034,236	48,980	(5,083,216)	3,559,154
Total liabilities and stockholders’ equity	$6,504,537	$6,377,585	$52,994	$(6,661,968)	$6,273,148

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$25,585	$26,711	$1	$—	$52,297
Accounts receivable - oil and natural gas sales	146,075	64,125	—	—	210,200
Accounts receivable - joint interest and other	16,212	6,285	—	—	22,497
Accounts receivable - intercompany	671,633	319,464	—	(991,097)	—
Prepaid expenses and other current assets	7,843	2,174	—	—	10,017
Short-term derivative instruments	21,352	—	—	—	21,352
Total current assets	888,700	418,759	1	(991,097)	316,363

Property and equipment:
Oil and natural gas properties, full-cost accounting,	7,044,550	2,983,015	—	(729)	10,026,836
Other property and equipment	91,916	751	—	—	92,667
Accumulated depletion, depreciation, amortization and impairment	(4,640,059)	(39)	—	—	(4,640,098)
Property and equipment, net	2,496,407	2,983,727	—	(729)	5,479,405
Other assets:
Equity investments and investments in subsidiaries	2,856,988	—	44,259	(2,665,126)	236,121
Inventories	4,210	1,134	—	—	5,344
Other assets	12,624	1,178	—	1	13,803
Total other assets	2,873,822	2,312	44,259	(2,665,125)	255,268
Total assets	$6,258,929	$3,404,798	$44,260	$(3,656,951)	$6,051,036

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$419,107	$99,273	$—	$—	$518,380
Accounts payable - intercompany	320,259	670,708	130	(991,097)	—
Short-term derivative instruments	20,401	—	—	—	20,401
Current maturities of long-term debt	651	—	—	—	651
Total current liabilities	760,418	769,981	130	(991,097)	539,432
Long-term derivative instruments	13,992	—	—	—	13,992
Asset retirement obligation - long-term	66,859	13,093	—	—	79,952
Uncertain tax position liability	3,127	—	—	—	3,127
Long-term debt, net of current maturities	2,086,765	—	—	—	2,086,765
Total liabilities	2,931,161	783,074	130	(991,097)	2,723,268

Stockholders’ equity:
Common stock	1,630	—	—	—	1,630
Paid-in capital	4,227,532	1,915,598	261,626	(2,177,224)	4,227,532
Accumulated other comprehensive loss	(56,026)	—	(53,783)	53,783	(56,026)
(Accumulated deficit) retained earnings	(845,368)	706,126	(163,713)	(542,413)	(845,368)
Total stockholders’ equity	3,327,768	2,621,724	44,130	(2,665,854)	3,327,768
Total liabilities and stockholders’ equity	$6,258,929	$3,404,798	$44,260	$(3,656,951)	$6,051,036

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Total revenues	$27,358	$257,817	$—	$—	$285,175

Costs and expenses:
Lease operating expenses	(231)	22,704	—	—	22,473
Production taxes	36	6,529	—	—	6,565
Midstream gathering and processing expenses	—	78,435	—	—	78,435
Depreciation, depletion and amortization	2,699	142,625	166	—	145,490
Impairment of oil and natural gas properties	—	35,647	—	—	35,647
General and administrative expenses	27,218	(12,675)	116	—	14,659
Accretion expense	—	747	—	—	747
	29,722	274,012	282	—	304,016

LOSS FROM OPERATIONS	(2,364)	(16,195)	(282)	—	(18,841)

OTHER EXPENSE (INCOME):
Interest expense	35,105	(1,010)	—	—	34,095
Interest income	(187)	(151)	—	—	(338)
Gain on debt extinguishment	(23,600)	—	—	—	(23,600)
Loss from equity method investments and investments in subsidiaries	62,760	—	40	(19,718)	43,082
Other (income) expense	(1,168)	3,362	—	1,000	3,194
	72,910	2,201	40	(18,718)	56,433

LOSS BEFORE INCOME TAXES	(75,274)	(18,396)	(322)	18,718	(75,274)
INCOME TAX BENEFIT	(26,522)	—	—	—	(26,522)

NET LOSS	$(48,752)	$(18,396)	$(322)	$18,718	$(48,752)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended September 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$235,683	$125,279	$—	$—	$360,962

Costs and expenses:
Lease operating expenses	16,502	5,823	—	—	22,325
Production taxes	4,505	4,843	—	—	9,348
Midstream gathering and processing expenses	54,397	24,516	—	—	78,913
Depreciation, depletion and amortization	119,914	1	—	—	119,915
General and administrative expenses	16,314	(467)	1	—	15,848
Accretion expense	812	225	—	—	1,037
	212,444	34,941	1	—	247,386

INCOME (LOSS) FROM OPERATIONS	23,239	90,338	(1)	—	113,576

OTHER (INCOME) EXPENSE:
Interest expense	34,254	(1,001)	—	—	33,253
Interest income	(86)	(6)	—	—	(92)
Gain on sale of equity method investments	(2,733)	—	—	—	(2,733)
(Income) loss from equity method investments and investments in subsidiaries	(104,226)	(1)	275	91,094	(12,858)
Other expense (income)	880	(24)	—	—	856
	(71,911)	(1,032)	275	91,094	18,426

INCOME (LOSS) BEFORE INCOME TAXES	95,150	91,370	(276)	(91,094)	95,150
INCOME TAX BENEFIT	—	—	—	—	—

NET INCOME (LOSS)	$95,150	$91,370	$(276)	$(91,094)	$95,150

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Nine months ended September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Total revenues	$493,895	$570,852	$—	$—	$1,064,747

Costs and expenses:
Lease operating expenses	26,918	37,750	—	—	64,668
Production taxes	6,117	16,467	—	—	22,584
Midstream gathering and processing expenses	71,420	149,312	—	—	220,732
Depreciation, depletion, and amortization	201,263	187,390	221	—	388,874
Impairment of oil and gas properties	—	35,647	—	—	35,647
General and administrative expenses	56,195	(16,933)	220	—	39,482
Accretion expense	1,389	1,784	—	—	3,173
	363,302	411,417	441	—	775,160

INCOME (LOSS) FROM OPERATIONS	130,593	159,435	(441)	—	289,587

OTHER EXPENSE (INCOME):
Interest expense	105,364	(2,269)	—	—	103,095
Interest income	(454)	(195)	—	—	(649)
Gain on debt extinguishment	(23,600)	—	—	—	(23,600)
Loss from equity method investments and investments in subsidiaries	7,295	—	379	156,717	164,391
Other (income) expense	(605)	3,362	—	1,000	3,757
	88,000	898	379	157,717	246,994

INCOME (LOSS) BEFORE INCOME TAXES	42,593	158,537	(820)	(157,717)	42,593
INCOME TAX BENEFIT	(205,853)	—	—	—	(205,853)

NET INCOME (LOSS)	$248,446	$158,537	$(820)	$(157,717)	$248,446

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Nine months ended September 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$596,018	$343,076	$—	$—	$939,094

Costs and expenses:
Lease operating expenses	46,926	17,217	—	—	64,143
Production taxes	13,309	10,552	—	—	23,861
Midstream gathering and processing expenses	152,605	61,941	—	—	214,546
Depreciation, depletion, and amortization	352,846	2	—	—	352,848
General and administrative expenses	45,100	(2,148)	3	—	42,955
Accretion expense	2,397	659	—	—	3,056
	613,183	88,223	3	—	701,409

(LOSS) INCOME FROM OPERATIONS	(17,165)	254,853	(3)	—	237,685

OTHER (INCOME) EXPENSE:
Interest expense	103,310	(2,388)	—	—	100,922
Interest income	(144)	(18)	—	—	(162)
Gain on sale of equity method investments	(28,349)	(96,419)	—	—	(124,768)
(Income) loss from equity method investments and investments in subsidiaries	(387,991)	(694)	833	352,570	(35,282)
Other (income) expense	(481)	(34)	—	1,000	485
	(313,655)	(99,553)	833	353,570	(58,805)

INCOME (LOSS) BEFORE INCOME TAXES	296,490	354,406	(836)	(353,570)	296,490
INCOME TAX BENEFIT	(69)	—	—	—	(69)

NET INCOME (LOSS)	$296,559	$354,406	$(836)	$(353,570)	$296,559

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Three months ended September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net loss	$(48,752)	$(18,396)	$(322)	$18,718	$(48,752)
Foreign currency translation adjustment	(2,064)	(43)	(2,021)	2,064	(2,064)
Other comprehensive loss	(2,064)	(43)	(2,021)	2,064	(2,064)
Comprehensive loss	$(50,816)	$(18,439)	$(2,343)	$20,782	$(50,816)

	Three months ended September 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$95,150	$91,370	$(276)	$(91,094)	$95,150
Foreign currency translation adjustment	3,052	103	2,949	(3,052)	3,052
Other comprehensive income	3,052	103	2,949	(3,052)	3,052
Comprehensive income	$98,202	$91,473	$2,673	$(94,146)	$98,202

	Nine months ended September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net income (loss)	$248,446	$158,537	$(820)	$(157,717)	$248,446
Foreign currency translation adjustment	5,347	112	5,235	(5,347)	5,347
Other comprehensive income	5,347	112	5,235	(5,347)	5,347
Comprehensive income	$253,793	$158,649	$4,415	$(163,064)	$253,793

	Nine months ended September 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$296,559	$354,406	$(836)	$(353,570)	$296,559
Foreign currency translation adjustment	(5,815)	(70)	(5,745)	5,815	(5,815)
Other comprehensive loss	(5,815)	(70)	(5,745)	5,815	(5,815)
Comprehensive income (loss)	$290,744	$354,336	$(6,581)	$(347,755)	$290,744

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine months ended September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(7,604)	$621,511	$3,445	$3	$617,355

Net cash provided by (used in) investing activities	9,178	(644,507)	(3,751)	432	(638,648)

Net cash (used in) provided by financing activities	(20,880)	—	435	(435)	(20,880)

Net (decrease) increase in cash, cash equivalents and restricted cash	(19,306)	(22,996)	129	—	(42,173)

Cash, cash equivalents and restricted cash at beginning of period	25,585	26,711	1	—	52,297

Cash, cash equivalents and restricted cash at end of period	$6,279	$3,715	$130	$—	$10,124

	Nine months ended September 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$427,351	$203,446	$(1)	$1	$630,797

Net cash (used in) provided by investing activities	(354,848)	(199,738)	(2,318)	2,318	(554,586)

Net cash (used in) provided by financing activities	(51,197)	—	2,319	(2,319)	(51,197)

Net increase in cash, cash equivalents and restricted cash	21,306	3,708	—	—	25,014

Cash, cash equivalents and restricted cash at beginning of period	67,908	31,649	—	—	99,557

Cash, cash equivalents and restricted cash at end of period	$89,214	$35,357	$—	$—	$124,571

16.	SUBSEQUENT EVENTS
Derivatives
In October 2019, the Company early terminated some of its fixed price swaps for oil and natural gas scheduled to settle during the fourth quarter of 2019 covering approximately 1,000 BBls of oil per day and 120,000 MMBtu of natural gas per day. The value of these early terminations was used to enhance the fixed price for new natural gas swaps for 2020 covering approximately 28,000 MMBtu of natural gas per day at a weighted average price of $2.85 per MMBtu.

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
All statements other than statements of historical facts included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated future net revenues from oil and natural gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analysis made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions; commodity prices; the opportunities (or lack thereof) that may be presented to and pursued by us; competitive actions by other oil and natural gas companies; adverse developments or losses from pending or future litigation and regulatory proceedings; our ability to identify, complete and integrate acquisitions of properties and businesses; changes in laws or regulations; adverse weather conditions and natural disasters such as hurricanes and other factors, including those listed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, this Quarterly Report on Form 10-Q and in our other filings with the SEC, many of which are beyond our control and may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
All forward‑looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward‑looking statements that we or persons acting on our behalf may issue
Except as otherwise required by applicable law, we disclaim any duty to update any forward‑looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.
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
Overview
We are an independent oil and natural gas exploration and production company focused on the exploration, exploitation, acquisition and production of natural gas, crude oil and natural gas liquids ("NGLs") in the United States. Our corporate strategy is to internally identify prospects, acquire lands encompassing those prospects and evaluate those prospects using subsurface geology and geophysical data and exploratory drilling. Using this strategy, we have developed an oil and natural gas portfolio of proved reserves, as well as development and exploratory drilling opportunities on high potential conventional and unconventional oil and natural gas prospects. Our principal properties are located in the Utica Shale primarily in Eastern Ohio and the SCOOP Woodford and SCOOP Springer plays in Oklahoma. In addition, among other interests, we hold an acreage position in the Alberta oil sands in Canada through our interest in Grizzly Oil Sands ULC ("Grizzly"), and an approximate 21.8% equity interest in Mammoth Energy Services, Inc. ("Mammoth Energy"), an energy services company listed on the Nasdaq Global Select Market (TUSK). We seek to achieve reserve growth and increase our cash flow through our annual drilling programs.
2019 Operational and Other Highlights

•
During the nine months ended September 30, 2019, we spud 13 gross (11.4 net) wells in the Utica Shale and participated in five additional gross (0.9 net) wells that were drilled by other operators on our Utica Shale acreage. In addition, during the nine months ended September 30, 2019, we spud eight gross (6.7 net) wells in the SCOOP and participated in an additional 36 gross (0.8 net) wells that were drilled by other operators on our SCOOP acreage. Of the 21 new wells we spud, at September 30, 2019, 13 were in various stages of completion, six were turned-to-sales and two were being drilled. In addition, 47 gross (41.5 net) operated wells were turned-to-sales in our Utica Shale operating area and nine gross (8.7 net) operated wells were turned-to-sales in our SCOOP operating area during the nine months ended September 30, 2019.

•
In January 2019, our board of directors approved a new stock repurchase program to acquire a portion of our outstanding common stock within a 24 month period, which we believe underscores the confidence we have in our business model, financial performance and asset base. As of October 25, 2019, we have repurchased approximately 3.8 million shares of our outstanding common stock pursuant to the plan for total consideration of approximately $30.0 million.

•
During the three months ended September 30, 2019, we used borrowings under our revolving credit facility to repurchase in the open market approximately $104.4 million aggregate principal amount of our outstanding 6.625% Senior Notes due 2023 ("2023 Notes"), 6.000% Senior Notes due 2024 ("2024 Notes"), 6.375% Senior Notes due 2025 ("2025 Notes"), and 6.375% Senior Notes due 2026 ("2026 Notes") (collectively the "Notes"), for $80.3 million. We recognized a $23.6 million gain on debt extinguishment, which included retirement of unamortized issuance costs and fees associated with the repurchased debt.

•
In December of 2018, we entered into an agreement to sell our non-core assets located in the West Cote Blanche Bay ("WCBB") and Hackberry fields of Louisiana to an undisclosed third party for a purchase price of approximately $19.7 million. The sale closed on July 3, 2019, subject to customary post-closing terms and conditions, with an effective date of August 15, 2018. We received approximately $9.2 million in cash and retained contingent overriding royalty interests. In addition, we could also receive contingent payments based on commodity prices exceeding specified thresholds over the two years following the closing date. See Note 9 for further discussion of the contingent consideration arrangement, which was determined to be an embedded derivative. The buyer assumed all plugging and abandonment liabilities associated with these assets which totaled approximately $30.0 million at the divestiture date.

2019 Production and Drilling Activity
During the three months ended September 30, 2019, our total net production was 130,071,046 thousand cubic feet ("Mcf") of natural gas, 474,407 barrels of oil and 52,950,681 gallons of NGLs for a total of 140,482 million cubic feet of natural gas equivalent ("MMcfe") as compared to 116,993,594 Mcf of natural gas, 664,633 barrels of oil and 72,427,030 gallons of NGLs, or 131,328 MMcfe, for the three months ended September 30, 2018. Our total net production averaged approximately 1,527.0 MMcfe per day during the three months ended September 30, 2019, as compared to 1,427.5 MMcfe per day during the same period in 2018. The 7% increase in production is largely the result of the continuing development of our Utica Shale and SCOOP acreage.
Utica Shale. From January 1, 2019 through September 30, 2019, we spud 13 gross (11.4 net) wells in the Utica Shale, of which six were turned-to-sales, one was being drilled and six were in various stages of completion at September 30, 2019. We also participated in five additional gross (0.9 net) wells that were drilled by other operators on our Utica Shale acreage. From October 1, 2019 through October 25, 2019, we spud one gross and net well in the Utica Shale.
As of October 25, 2019, we had one operated rig running in the Utica Shale. We currently intend to spud a total of 16 gross (14.4 net) horizontal wells, and commence sales from a total of 47 gross (41.5 net) horizontal wells, on our Utica Shale acreage in 2019. We also anticipate an additional two to three net horizontal wells will be drilled, and sales commenced from two to three net horizontal wells, on our Utica Shale acreage by other operators during 2019.
Aggregate net production from our Utica Shale acreage during the three months ended September 30, 2019 was approximately 114,459 MMcfe, or an average of 1,244.1 MMcfe per day, of which 98% was natural gas and 2% was oil and NGLs.
SCOOP. From January 1, 2019 through September 30, 2019, we spud eight gross (6.7 net) wells in the SCOOP, of which one was being drilled and seven were in various stages of completion at September 30, 2019. We also participated in an additional 36 gross (0.8 net) wells that were drilled by other operators on our SCOOP acreage. From October 1, 2019 through October 25, 2019, we did not spud any wells on our SCOOP acreage.
As of October 25, 2019, we had one operated rig running on our SCOOP acreage. We currently intend to spud a total of nine gross (7.7 net) horizontal wells, and commence sales from a total of 14 gross (12.6 net) horizontal wells, on our SCOOP acreage in 2019. We also anticipate one to two net wells will be drilled, and sales commenced from one to two net wells on our SCOOP acreage by other operators during 2019.
Aggregate net production from our SCOOP acreage during the three months ended September 30, 2019 was approximately 25,897 MMcfe, or an average of 281.5 MMcfe per day, of which 71% was from natural gas and 29% was from oil and NGLs.
South Louisiana. From January 1, 2019 through July 3, 2019, we did not spud any new wells or recomplete any wells in the South Louisiana fields. Our aggregate net production from the South Louisiana fields during the three months ended September 30, 2019 was approximately 38.3 MMcfe, or an average of 416.2 Mcfe per day, all of which was from oil. On July 3, 2019, we closed on the sale of all of our South Louisiana assets.
We had no further capital obligations related to the South Louisiana fields after July 3, 2019.
Niobrara Formation. From January 1, 2019 through October 25, 2019, there were no wells spud on our Niobrara Formation acreage. Aggregate net production was approximately 26.0 MMcfe, or an average of 282.4 Mcfe per day during the three months ended September 30, 2019, all of which was from oil.
Bakken. As of September 30, 2019, we had an interest in 18 wells and overriding royalty interests in certain existing and future wells. Aggregate net production from this acreage during the three months ended September 30, 2019 was approximately 60.6 MMcfe, or an average of 658.3 Mcfe per day, of which 96% was from oil and 4% was from natural gas and natural gas liquids.

Equity Investments
Mammoth Energy Services, Inc.
In connection with the preparation of financial statements for the three months ended September 30, 2019, we reviewed our investment in Mammoth Energy for impairment based on certain qualitative and quantitative factors. As a result of the calculated fair values and other qualitative factors, we concluded that an other than temporary impairment was indicated. This resulted in recording an aggregate impairment loss of $35.5 million and $160.8 million for the three and nine months ended September 30, 2019, respectively, which is included in loss (income) from equity method investments, net in the accompanying consolidated statements of operations. If Mammoth Energy's common stock continues to trade below the carrying value for a prolonged period of time, further impairment of our investment in Mammoth Energy may be necessary.
RESULTS OF OPERATIONS
Comparison of the Three Month Periods Ended September 30, 2019 and 2018
We reported net loss of $48.8 million for the three months ended September 30, 2019 as compared to net income of $95.2 million for the three months ended September 30, 2018. This $144.0 million period-to-period decrease was due primarily to a $75.8 million decrease in oil and natural gas revenues, a $55.9 million increase in loss from equity method investments, including a $35.5 million impairment related to our investment in Mammoth Energy, a $35.6 million oil and natural gas properties impairment charge related to the decline in commodity prices, a $25.6 million increase in DD&A and a $2.7 million decrease in gain on sale of equity method investments, partially offset by a $23.6 million gain on debt extinguishment and a $26.5 million increase in income tax benefit for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Additional impairments of oil and natural gas properties are expected to occur in upcoming quarters should commodity prices continue below the average of the previous 12 months. However, the amount of any future impairments is difficult to predict as it depends on changes in commodity prices, production rates, proved reserves, evaluation of costs excluded from amortization, future development costs and production costs. The gain on sale of equity investments in 2018 was the result of the sale of Mammoth Energy common stock during 2018.
Natural Gas, Oil and NGL Revenues. For the three months ended September 30, 2019, we reported oil and natural gas revenues of $285.2 million as compared to oil and natural gas revenues of $361.0 million during the same period in 2018. This $75.8 million, or 21%, decrease in revenues was primarily attributable to the following:

•	A $21.1 million decrease in oil and condensate sales without the impact of derivatives due to a 25% decrease in oil and condensate market prices and a 29% decrease in oil and condensate sales volumes.

•	A $33.5 million decrease in NGLs sales without the impact of derivatives due to a 48% decrease in NGLs market prices and a 27% decrease in NGLs sales volumes.

•	A $57.9 million decrease in natural gas sales without the impact of derivatives due to a 29% decrease in natural gas market prices, partially offset by an 11% increase in natural gas sales volumes.

•
A $1.0 million decrease in natural gas, oil and condensate and NGLs sales due to an unfavorable change in the fair value of the contingent consideration arrangement related to the Louisiana asset sale.

These decreases were partially offset by:

•
A $37.7 million increase in natural gas, oil and condensate and NGLs sales due to a favorable change in gains and losses from derivative instruments. Of the total change, $87.7 million was due to favorable changes in settlements related to our derivative positions, partially offset by $50.0 million in unfavorable change in the fair value of our open derivative positions in each period. The unfavorable change in fair value of our open derivative positions is primarily a result of new options contracts entered into during the three months ended September 30, 2019, partially offset by fair value gain on swap contracts as a result of the decrease in forward curve prices for natural gas from the previous reporting period.

The following table summarizes our oil and condensate, natural gas and NGLs production and related pricing for the three months ended September 30, 2019, as compared to such data for the three months ended September 30, 2018:

	Three months ended September 30,
	2019	2018
	($ In thousands)
Natural gas sales
Natural gas production volumes (MMcf)	130,071	116,994

Total natural gas sales	$213,227	$271,167

Natural gas sales without the impact of derivatives ($/Mcf)	$1.64	$2.32
Impact from settled derivatives ($/Mcf)	$0.57	$0.08
Average natural gas sales price, including settled derivatives ($/Mcf)	$2.21	$2.40

Oil and condensate sales
Oil and condensate production volumes (MBbls)	474	665

Total oil and condensate sales	$24,550	$45,682

Oil and condensate sales without the impact of derivatives ($/Bbl)	$51.75	$68.73
Impact from settled derivatives ($/Bbl)	$4.65	$(14.76)
Average oil and condensate sales price, including settled derivatives ($/Bbl)	$56.40	$53.97

NGLs sales
NGLs production volumes (MGal)	52,951	72,427

Total NGLs sales	$20,324	$53,776

NGLs sales without the impact of derivatives ($/Gal)	$0.38	$0.74
Impact from settled derivatives ($/Gal)	$0.11	$(0.07)
Average NGLs sales price, including settled derivatives ($/Gal)	$0.49	$0.67

Natural gas, oil and condensate and NGLs sales
Natural gas equivalents (MMcfe)	140,482	131,328

Total natural gas, oil and condensate and NGLs sales	$258,101	$370,625

Natural gas, oil and condensate and NGLs sales without the impact of derivatives ($/Mcfe)	$1.84	$2.82
Impact from settled derivatives ($/Mcfe)	$0.58	$(0.04)
Average natural gas, oil and condensate and NGLs sales price, including settled derivatives ($/Mcfe)	$2.42	$2.78

Production Costs:
Average production costs ($/Mcfe)	$0.16	$0.17
Average production taxes ($/Mcfe)	$0.05	$0.07
Average midstream gathering and processing ($/Mcfe)	$0.56	$0.60
Total production costs, midstream costs and production taxes ($/Mcfe)	$0.77	$0.84

Lease Operating Expenses. Lease operating expenses ("LOE") not including production taxes increased to $22.5 million for the three months ended September 30, 2019 from $22.3 million for the three months ended September 30, 2018. This $0.2 million, or 1%, increase was primarily the result of an increase in location repairs and disposal costs, partially offset by a decrease in property taxes. However, due to a 7% increase in our production volumes for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, our per unit LOE decreased by 6% from $0.17 per Mcfe to $0.16 per Mcfe.
Production Taxes. Production taxes decreased $2.7 million, or 29%, to $6.6 million for the three months ended September 30, 2019 from $9.3 million for the three months ended September 30, 2018. This decrease was primarily due to a decrease in commodity prices, as taxes in Ohio are assessed off of value, and the sale of our Louisiana assets, partially offset by an increase in the production tax rate associated with our SCOOP production.
Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses decreased to $78.4 million for the three months ended September 30, 2019 from $78.9 million for the same period in 2018. This $0.5 million, or 1%, decrease was primarily attributable to a decrease in production volumes related to our Utica Shale non-operated properties partially offset by an increase in our production volumes related to both our Utica Shale operated properties and SCOOP non-operated properties.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A") expense increased to $145.5 million for the three months ended September 30, 2019, and consisted of $142.7 million in depletion of oil and natural gas properties and $2.8 million in depreciation of other property and equipment, as compared to total DD&A expense of $119.9 million for the three months ended September 30, 2018. This $25.6 million, or 21%, increase was primarily due to an increase in our depletion rate as a result of a decrease in our total proved reserves volumes used to calculate our total DD&A expense, as well as an increase in our production.
General and Administrative Expenses. Net general and administrative expenses decreased to $14.7 million for the three months ended September 30, 2019 from $15.8 million for the three months ended September 30, 2018. This $1.1 million, or 7%, decrease was primarily due to decreases in salaries and benefits, consulting fees and travel expense, partially offset by increases in legal expense. In addition, for the three months ended September 30, 2019, we decreased our unit general and administrative expense by 17% to $0.10 per Mcfe from $0.12 per Mcfe for the three months ended September 30, 2018.
Interest Expense. Interest expense increased to $34.1 million for the three months ended September 30, 2019 as compared to $33.3 million for the three months ended September 30, 2018 due primarily to increased borrowings on our revolving credit facility as compared to the same period in 2018, partially offset by a decrease in outstanding senior notes as a result of debt repurchases. In addition, total weighted average debt outstanding under our revolving credit facility was $223.1 million for the three months ended September 30, 2019 as compared to $74.0 million debt outstanding under such facility. As of September 30, 2019, amounts borrowed under our revolving credit facility bore interest at a weighted average rate of 3.52%. In addition, we capitalized approximately $1.0 million and $1.6 million in interest expense to undeveloped oil and natural gas properties during the three months ended September 30, 2019 and 2018, respectively. This $0.6 million decrease in capitalized interest in the 2019 period was primarily the result of changes to our development plan for our oil and natural gas properties.
Income Taxes. As of September 30, 2019, we had a federal net operating loss carryforward of approximately $942.9 million from prior years, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Quarterly, management performs a forecast of our taxable income and analyzes other relevant factors to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. During the three months ending September 30, 2019, management determined there was sufficient positive evidence that it was more likely than not that the federal and some state net operating loss carryforwards should be realized and recorded a discrete tax benefit of $28.0 million. We will recognize through the annual effective tax rate a projected release of valuation allowance of an additional $0.3 million with respect to current year earnings. We will maintain a valuation allowance of $4.8 million against the net deferred tax asset for certain tax attributes for which we have determined it is more likely than not those attribute carryforwards will expire prior to utilization.
Comparison of the Nine Month Periods Ended September 30, 2019 and 2018
We reported net income of $248.4 million for the nine months ended September 30, 2019 as compared to net income of $296.6 million for the nine months ended September 30, 2018. This $48.2 million period-to-period decrease was due primarily to a $199.7 million increase in loss from equity method investments, including a $160.8 million impairment related to our investment in Mammoth Energy, a $124.8 million decrease in gain on sale of equity method investments, a $35.6 million oil and natural gas properties impairment charge related to the decline in commodity prices, a $36.1 million increase in DD&A and a $6.2 million increase in midstream gathering and processing expenses, partially offset by a $205.8 million increase in income tax benefit, a $125.7 million increase in natural gas, oil and NGL revenues and a $23.6 million increase in gain on debt extinguishment for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Additional impairments of oil and natural gas properties are expected to occur in upcoming quarters should commodity prices continue below the average of the previous 12 months. However, the amount of any future impairments is difficult to predict as it depends on changes in commodity prices, production rates, proved reserves, evaluation of costs excluded from amortization, future development costs and production costs. The gain on sale of equity investments in 2018 was a result of the sale of our interest in Strike Force Midstream LLC ("Strike Force") and the sale of Mammoth Energy common stock during 2018.
Oil and Gas Revenues. For the nine months ended September 30, 2019, we reported oil and natural gas revenues of $1.1 billion as compared to oil and natural gas revenues of $939.1 million during the same period in 2018. This $125.7 million, or 13%, increase in revenues was primarily attributable to the following:

•
A $275.9 million increase in natural gas, oil and condensate and NGLs sales due to a favorable change in gains and losses from derivative instruments. Of the total change, $204.8 million was due to favorable changes in the fair value of our open derivative positions in each period and $71.1 million was due to a favorable change in settlements related to our derivative positions. The favorable change in fair value of our open derivative positions is primarily a result of the decrease in the forward curve prices for natural gas from the previous reporting period.

These increases were partially offset by:

•	A $38.8 million decrease in natural gas sales without the impact of derivatives due to a 10% decrease in natural gas market prices, partially offset by a 5% increase in natural gas sales volumes.

•	A $46.7 million decrease in oil and condensate sales without the impact of derivatives due to a 20% decrease in oil and condensate sales volumes and a 17% decrease in oil and condensate market prices.

•	A $63.7 million decrease in NGLs sales without the impact of derivatives due to a 35% decrease in NGLs market prices and a 16% decrease in NGLs sales volumes.

•
A $1.0 million decrease in natural gas, oil and condensate and NGLs sales due to an unfavorable change in the fair value of the contingent consideration arrangement related to the Louisiana asset sale.

The following table summarizes our oil and condensate, natural gas and NGLs production and related pricing for the nine months ended September 30, 2019, as compared to such data for the nine months ended September 30, 2018:

	Nine months ended September 30,
	2019	2018
	($ In thousands)
Natural gas sales
Natural gas production volumes (MMcf)	343,753	327,272

Total natural gas sales	$714,500	$753,261

Natural gas sales without the impact of derivatives ($/Mcf)	$2.08	$2.30
Impact from settled derivatives ($/Mcf)	$0.20	$0.14
Average natural gas sales price, including settled derivatives ($/Mcf)	$2.28	$2.44

Oil and condensate sales
Oil and condensate production volumes (MBbls)	1,735	2,166

Total oil and condensate sales	$93,942	$140,687

Oil and condensate sales without the impact of derivatives ($/Bbl)	$54.13	$64.96
Impact from settled derivatives ($/Bbl)	$1.50	$(10.28)
Average oil and condensate sales price, including settled derivatives ($/Bbl)	$55.63	$54.68

NGLs sales
NGLs production volumes (MGal)	165,970	196,695

Total NGLs sales	$78,136	$141,883

NGLs sales without the impact of derivatives ($/Gal)	$0.47	$0.72
Impact from settled derivatives ($/Gal)	$0.06	$(0.06)
Average NGLs sales price, including settled derivatives ($/Gal)	$0.53	$0.66

Natural gas, oil and condensate and NGLs sales
Gas equivalents (MMcfe)	377,875	368,366

Total natural gas, oil and condensate and NGLs sales	$886,578	$1,035,831

Natural gas, oil and condensate and NGLs sales without the impact of derivatives ($/Mcfe)	$2.35	$2.81
Impact from settled derivatives ($/Mcfe)	$0.21	$0.03
Average natural gas, oil and condensate and NGLs sales price, including settled derivatives ($/Mcfe)	$2.56	$2.84

Production Costs:
Average production costs ($/Mcfe)	$0.17	$0.17
Average production taxes ($/Mcfe)	$0.06	$0.07
Average midstream gathering and processing ($/Mcfe)	$0.58	$0.58
Total production costs, midstream costs and production taxes ($/Mcfe)	$0.81	$0.82

Lease Operating Expenses. Lease operating expenses not including production taxes increased to $64.7 million for the nine months ended September 30, 2019 from $64.1 million for the nine months ended September 30, 2018. This $0.6 million, or 1%, increase was primarily the result of an increase in expenses related to location repair, disposal costs and overhead, partially offset by a decrease in wireline services, facility maintenance expense and insurance.
Production Taxes. Production taxes decreased to $22.6 million for the nine months ended September 30, 2019 from $23.9 million for the same period in 2018. This $1.3 million, or 5%, decrease was primarily related to a decrease in commodity prices, as taxes in Ohio are assessed off of value, and the sale of our Louisiana assets, partially offset by an increase in the production tax rate associated with our SCOOP production.
Midstream Gathering and Processing Expenses. Midstream gathering and processing expenses increased to $220.7 million for the nine months ended September 30, 2019 from $214.5 million for the same period in 2018. This $6.2 million, or 3%, increase was primarily attributable to midstream expenses related to our increased production volumes in the Utica Shale and SCOOP resulting from our 2018 and 2019 drilling activities as well as routine contract escalations associated with our Utica Shale production.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased to $388.9 million for the nine months ended September 30, 2019, and consisted of $380.4 million in depletion of oil and natural gas properties and $8.5 million in depreciation of other property and equipment, as compared to total DD&A expense of $352.8 million for the nine months ended September 30, 2018. This $36.1 million, or 10%, increase was primarily due to an increase in our depletion rate as a result of a decrease in our total proved reserves volumes used to calculate our total DD&A expense and an increase in our production.
General and Administrative Expenses. Net general and administrative expenses decreased to $39.5 million for the nine months ended September 30, 2019 from $43.0 million for the nine months ended September 30, 2018. This $3.5 million, or 8%, decrease was primarily due to decreases in salaries and benefits, consulting fees and travel expense, partially offset by increases in tax services and computer support. In addition, for the nine months ended September 30, 2019, we decreased our unit general and administrative expense by 17% to $0.10 per Mcfe from $0.12 per Mcfe the nine months ended September 30, 2018.
Interest Expense. Interest expense increased to $103.1 million for the nine months ended September 30, 2019 from $100.9 million for the nine months ended September 30, 2018 due primarily to increased borrowings on our revolving credit facility as compared to the same period in 2018, partially offset by a decrease in outstanding senior notes as a result of debt repurchases. Total weighted average debt outstanding under our revolving credit facility was $156.9 million for the nine months ended September 30, 2019 as compared to $91.3 million for the same period in 2018. Additionally, we capitalized approximately $2.8 million and $4.0 million in interest expense to undeveloped oil and natural gas properties during the nine months ended September 30, 2019 and September 30, 2018, respectively. This $1.2 million decrease in capitalized interest in the 2019 period was primarily the result of changes to our development plan for our oil and natural gas properties.
Income Taxes. As of September 30, 2019, we had a federal net operating loss carryforward of approximately $942.9 million from prior years, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Quarterly, management performs a forecast of our taxable income and analyzes other relevant factors to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. During the nine months ending September 30, 2019, management determined there was sufficient positive evidence that it was more likely than not that the federal and some state net operating loss carryforwards should be realized and recorded a discrete tax benefit of $207.4 million. We will recognize through the annual effective tax rate a projected release of valuation allowance of an additional $0.3 million with respect to current year earnings. We will maintain a valuation allowance of $4.8 million against the net deferred tax asset for certain tax attributes for which we have determined it is more likely than not those attribute carryforwards will expire prior to utilization.
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

Net cash flow provided by operating activities was $617.4 million for the nine months ended September 30, 2019 as compared to $630.8 million for the same period in 2018. This $13.4 million decrease was primarily the result of a decrease in cash receipts from our oil and natural gas purchasers due to a 7% decrease in net revenues after giving effect to settled derivative instruments and an increase in our operating expenses. In addition, we received $2.5 million in dividends from our investment in Mammoth Energy during the nine months ended September 30, 2019.
Net cash used in investing activities for the nine months ended September 30, 2019 was $638.6 million as compared to $554.6 million for the same period in 2018. During the nine months ended September 30, 2019, we spent $646.5 million in additions to oil and natural gas properties, of which $364.6 million was spent on our 2019 drilling and completion activities, $183.6 million was spent on expenses attributable to wells spud, completed and recompleted during 2018, $34.9 million was spent on lease related costs, primarily the acquisition of leases in the Utica Shale and $32.5 million was spent on tubulars, with the remainder attributable mainly to future location development and capitalized general and administrative expenses. During the nine months ended September 30, 2019, we invested $0.4 million in Grizzly and received a distribution of $2.1 million from Tatex Thailand II, LLC ("Tatex II"). We did not make any investments in our other equity investments during the nine months ended September 30, 2019.
Net cash used in financing activities for the nine months ended September 30, 2019 was $20.9 million as compared to $51.2 million for the same period in 2018. The 2019 amount used in financing activities is primarily attributable to purchases under our stock repurchase program of approximately $30.0 million and repurchase of senior notes of $79.5 million, partially offset by net borrowings under our credit facility.
Credit Facility.
We have entered into a senior secured revolving credit facility, as amended, with The Bank of Nova Scotia, as the lead arranger and administrative agent and other lenders. The credit agreement provides for a maximum facility amount of $1.5 billion and matures on December 13, 2021. As of September 30, 2019, we had a borrowing base of $1.4 billion, with an elected commitment of $1.0 billion, and $135.0 million in borrowings outstanding. Total funds available for borrowing under our revolving credit facility, after giving effect to an aggregate of $248.6 million of outstanding letters of credit, were $616.4 million as of September 30, 2019. This facility is secured by substantially all of our assets. Our wholly owned subsidiaries, excluding Grizzly Holdings Inc. ("Grizzly Holdings") and Mule Sky LLC ("Mule Sky"), guarantee our obligations under our revolving credit facility.
Advances under our revolving credit facility may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 0.25% to 1.25%, plus (2) the highest of: (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 1.25% to 2.25%, plus (2) the London interbank offered rate that appears on pages LIBOR01 or LIBOR02 of the Reuters screen that displays such rate for deposits in U.S. dollars, or, if such rate is not available, the rate as administered by ICE Benchmark Administration (or any other person that takes over administration of such rate) per annum equal to the offered rate on such other page or other service that displays an average London interbank offered rate as administered by ICE Benchmark Administration (or any other person that takes over the administration of such rate) for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. At September 30, 2019, amounts borrowed under our credit facility bore interest at a weighted average rate of 3.52%.
Our revolving credit facility contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; and enter into transactions with their affiliates. The negative covenants are subject to certain exceptions as specified in our revolving credit facility. Our revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of net funded debt to EBITDAX (net income, excluding (i) any non-cash revenue or expense associated with swap contracts resulting from ASC 815 and (ii) any cash or non-cash revenue or expense attributable to minority investment plus without duplication and, in the case of expenses, to the extent deducted from revenues in determining net income, the sum of (a) the aggregate amount of consolidated interest expense for such period, (b) the aggregate amount of income, franchise, capital or similar tax expense (other than ad valorem taxes) for such period, (c) all amounts attributable to depletion, depreciation, amortization and asset or goodwill impairment or writedown for such period, (d) all other non-cash charges, (e) exploration costs deducted in determining net income under successful efforts accounting, (f) actual cash distributions received from minority investments, (g) to the extent actually reimbursed by insurance, expenses with respect to liability on casualty events or business interruption, and (h) all reasonable transaction expenses related to dispositions and acquisitions of assets, investments and debt and equity offerings (provided that expenses related to any unsuccessful dispositions will be limited to $3.0 million in the aggregate) for a twelve-month period may not be greater than 4.00 to 1.00; and (2) the ratio of EBITDAX to interest expense for a twelve-month period may not be less than 3.00 to 1.00. We were in compliance with these financial covenants at September 30, 2019.
Senior Notes.
In April 2015, we issued an aggregate of $350.0 million in principal amount of our 2023 Notes. Interest on these senior notes accrues at a rate of 6.625% per annum on the outstanding principal amount thereof from April 21, 2015, payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2015. The 2023 Notes will mature on May 1, 2023.
On October 14, 2016, we issued an aggregate of $650.0 million in principal amount of our 2024 Notes. Interest on the 2024 Notes accrues at a rate of 6.000% per annum on the outstanding principal amount thereof from October 14, 2016, payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2017. The 2024 Notes will mature on October 15, 2024.
On December 21, 2016, we issued an aggregate of $600.0 million in principal amount of our 2025 Notes. Interest on the 2025 Notes accrues at a rate of 6.375% per annum on the outstanding principal amount thereof from December 21, 2016, payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2017. The 2025 Notes will mature on May 15, 2025.
On October 11, 2017, we issued $450.0 million in aggregate principal amount of our 2026 Notes. Interest on the 2026 Notes accrues at a rate of 6.375% per annum on the outstanding principal amount thereof from October 11, 2017, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2018. The 2026 Notes will mature on January 15, 2026.
During the three months ended September 30, 2019, we used borrowings under our revolving credit facility to repurchase in the open market approximately $104.4 million aggregate principal amount of our outstanding Notes for $80.3 million. This included approximately $10.0 million principal amount of the 2023 Notes, $19.2 million principal amount of the 2024 Notes, $22.7 million principal amount of the 2025 Notes, and $52.5 million principal amount of the 2026 Notes. We recognized a $23.6 million gain on debt extinguishment, which included retirement of unamortized issuance costs and fees associated with the repurchased debt.
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
Construction Loan.
On June 4, 2015, we entered into a construction loan agreement (the "construction loan") with InterBank for the construction of our new corporate headquarters in Oklahoma City, which was substantially completed in December 2016. The construction loan allows for maximum principal borrowings of $24.5 million and required us to fund 30% of the cost of the construction before any funds could be drawn, which occurred in January 2016. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.50% per annum and we make monthly payments of interest and principal. The final payment is due June 4, 2025. As of September 30, 2019, the total borrowings under the construction loan were approximately $22.7 million.
Capital Expenditures.
Our recent capital commitments have been primarily for the execution of our drilling programs, for acquisitions in the Utica Shale and our SCOOP acquisition in 2017, and for investments in entities that may provide services to facilitate the development of our acreage. Our strategy is to continue to (1) increase cash flow generated from our operations by undertaking new drilling and workover projects to exploit our existing properties, subject to economic and industry conditions and (2) pursue select acquisition and disposition opportunities.
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
For further discussion on activities related to our capital expenditures incurred through September 30, 2019 see 2019 Production and Drilling Activity section above.
As of September 30, 2019, our net investment in Grizzly was approximately $49.5 million. We do not currently anticipate any material capital expenditures in 2019 related to Grizzly’s activities.
In response to current declining forward natural gas prices, we are shifting to building an organization that is focused on disciplined capital allocation, cash flow generation and a commitment to executing a thoughtful, clearly communicated business plan that enhances value for all of our stockholders. We plan to maximize results with the core assets in our portfolio today and focus on returns that will allow us to operate within operating cash flow in 2019. As a result, we currently expect 2019 capital expenditures to be approximately 29% lower than 2018.
Our operated drilling and completion capital expenditures for 2019 were weighted to the first half of the year. For the nine months ended September 30, 2019 we incurred $423.7 million for operated drilling and completion capital expenditures and $72.6 million for non-operated drilling and completion capital expenditures. We currently expect to incur $40.0 million to $50.0 million in 2019 for non-drilling and completion expenditures, which includes acreage expenses, primarily lease extensions in the Utica Shale, of which $33.1 million was incurred as of September 30, 2019. Additionally, we are pursuing the sale of certain non-operated Utica Shale interests. Net of the planned divestiture of certain non-operated interests, we continue to expect our capital expenditures to be within our previously provided guidance range of $565.0 million to $600.0 million. The 2019 range of capital expenditures is lower than the $814.7 million incurred in 2018, primarily due to the decrease in current commodity prices, specifically natural gas prices, and our desire to fund our capital development program within cash flow, as well as to generate free cash flow.
In January 2019, our board of directors approved a new stock repurchase program to acquire a portion of our outstanding common stock within a 24 month period. We intend to purchase shares under the repurchase program opportunistically with available funds primarily from cash flow from operations and sale of non-core assets while maintaining sufficient liquidity to fund our capital development programs.
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
Commodity Price Risk
See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for information regarding our open fixed price swaps at September 30, 2019.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of September 30, 2019, our material off-balance sheet arrangements and transactions include $248.6 million in letters of credit outstanding against our 2019 revolving credit facility and $63.0 million in surety bonds issued as financial assurance on midstream firm transportation agreements. Management believes these items will expire without being funded. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 8 to our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Critical Accounting Policies and Estimates
As of September 30, 2019, there have been no significant changes in our critical accounting policies from those disclosed in our 2018 Annual Report on Form 10-K.
New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). The standard supersedes the previous lease guidance by requiring lessees to recognize a right-to-use asset and lease liability on the balance sheet for all leases with lease terms of greater than one year while maintaining substantially similar classifications for financing and operating leases. Subsequent to ASU 2016-02, the FASB issued several related ASU’s to clarify the application of the lease standard. We adopted the new standard as of January 1, 2019 on a prospective basis using the simplified transition method permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements. The comparative information has not been restated and continues to be reported under the historic accounting standards in effect for those periods. See Note 13 to our consolidated financial statements for further discussion of the lease standard.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this ASU eliminates the probable initial recognition threshold in current GAAP and instead, requires an entity to reflect its current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposure, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this update allow preparers to irrevocably elect the fair value option, on an instrument-by-instrument basis, for eligible financial assets measured at amortized cost basis upon adoption of 2016-13. The guidance is effective for periods after December 15, 2019, with early adoption permitted. We are in the process of designing processes and controls needed to comply with the requirements of the new standard. Although the standard will have an impact, we do not currently anticipate the ASU to have a material effect on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement which removes, modifies, and adds certain disclosure requirements on fair value measurements. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. We do not anticipate the new standard to have a material effect on our consolidated financial statements and related disclosures.
In August 2018, the FASB also issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for costs associated with implementing a cloud computing arrangement in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. We do not anticipate the new standard to have a material effect on our consolidated financial statements and related disclosures.
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which provides guidance on how to assess whether certain transactions between participants in a collaborative arrangement should be accounted for within the ASU No. 2014-09 revenue recognition standard discussed above. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. We do not anticipate the new standard to have a material effect on our consolidated financial statements and related disclosures.
In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections, Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. This ASU amends various SEC sections within the FASB Codification to align with the updated requirements of certain SEC final rules and includes miscellaneous updates to agree the language in the Codification to the electronic Code of Federal Regulations. ASU No. 2019-07 is effective upon issuance, and we have adopted the changes with no material impacts.

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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During 2018, West Texas Intermediate ("WTI") prices ranged from $44.48 to $77.41 per barrel and the Henry Hub spot market price of natural gas ranged from $2.49 to $6.24 per MMBtu. On October 25, 2019, the WTI posted price for crude oil was $56.46 per Bbl and the Henry Hub spot market price for natural gas was $2.28 per MMBtu. If the prices of oil and natural gas decline from current levels, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swap positions at September 30, 2019:

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2019	NYMEX Henry Hub	1,380,000	$2.81
2020	NYMEX Henry Hub	519,000	$2.88

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2019	NYMEX WTI	6,000	$60.81
2020	NYMEX WTI	6,000	$59.82

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2019	Mont Belvieu C2	1,000	$18.48
Remaining 2019	Mont Belvieu C3	4,000	$29.02
Remaining 2019	Mont Belvieu C5	1,000	$53.71
We sold call options in exchange for a premium, and used the associated premiums to enhance the fixed price for a portion of the fixed price natural gas swaps primarily for 2020 listed above. Each call option has an established ceiling price. When the referenced settlement price is above the price ceiling established by these call options, we pay our counterparty an amount equal to the difference between the referenced settlement price and the price ceiling multiplied by the hedged contract volumes.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2019	NYMEX Henry Hub	30,000	$3.10
2022	NYMEX Henry Hub	628,000	$2.90
2023	NYMEX Henry Hub	628,000	$2.90
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
In addition, we have entered into natural gas basis swap positions. As of September 30, 2019, we had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume (MMBtu/day)	Weighted Average Fixed Spread
Remaining 2019	Transco Zone 4	NYMEX Plus Fixed Spread	60,000	$(0.05)
2020	Transco Zone 4	NYMEX Plus Fixed Spread	60,000	$(0.05)
2020	Fixed Spread	ONEOK Minus NYMEX	10,000	$(0.54)

Contingent Consideration Arrangement
The purchase and sale agreement for the sale of our non-core assets located in the WCBB and Hackberry fields of Louisiana included a contingent consideration arrangement that entitles us to receive bonus payments if commodity prices exceed specified thresholds. The calculated fair value of this contingent payment arrangement was approximately $1.1 million as of the closing date of the divestiture. See below for threshold and potential payment amounts.

Period	Threshold(1)	Payment to be received(2)
July 2020 - June 2021	Greater than or equal to $60.65	$150,000
	Between $52.62 - $60.65	Calculated Value(3)
	Less than or equal to $52.62	$—

(1)	Based on the "WTI NYMEX + Argus LLS Differential," as published by Argus Media.
(2)	Payment will be assessed monthly from July 2020 through June 2021. If threshold is met, payment shall be received within five business days after the end of each calendar month.
(3)
If average daily price, as defined in (1), is greater than $52.62 but less than $60.65, payment received will be $150,000 multiplied by a fraction, the numerator of which is the amount determined by subtracting $52.62 from such average daily price, and the denominator of which is $8.03.

Under our 2019 contracts, we have hedged approximately 91% to 94% of our estimated 2019 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At September 30, 2019, we had a net asset derivative position of $85.5 million as compared to a net liability derivative position of $54.4 million as of September 30, 2018, related to our fixed price swaps. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $139.1 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $124.3 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Our revolving amended and restated credit agreement is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. or, if the eurodollar rates are elected, the eurodollar rates. At September 30, 2019, we had $135.0 million in borrowings outstanding under our revolving credit facility which bore interest at a weighted average rate of 3.52%. A 1.0% increase in the average interest rate for the nine months ended September 30, 2019 would have resulted in an estimated $0.7 million increase in interest expense. As of September 30, 2019, we did not have any interest rate swaps to hedge our interest risks.

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
As of September 30, 2019, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures are effective.
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
We, along with a number of other oil and gas companies, have been named as a defendant in two separate complaints, one filed by the State of Louisiana and the Parish of Cameron in the 38th Judicial District Court for the Parish of Cameron on February 9, 2016 and the other filed by the State of Louisiana and the District Attorney for the 15th Judicial District of the State of Louisiana in the 15th Judicial District Court for the Parish of Vermilion on July 29, 2016 (together, the "Complaints"). The Complaints allege that certain of the defendants’ operations violated the State and Local Coastal Resources Management Act of 1978, as amended, and the rules, regulations, orders and ordinances adopted thereunder (the "CZM Laws") by causing substantial damage to land and waterbodies located in the coastal zone of the relevant Parish. The plaintiffs seek damages and other appropriate relief under the CZM Laws, including the payment of costs necessary to clear, re-vegetate, detoxify and otherwise restore the affected coastal zone of the relevant Parish to its original condition, actual restoration of such coastal zone to its original condition, and the payment of reasonable attorney fees and legal expenses and interest. The United States District Court for the Western District of Louisiana issued orders remanding the cases to their respective state court, and the defendants have appealed the remand orders to the 5th Circuit Court of Appeals.
In July 2019, Pigeon Land Company, Inc., a successor in interest to certain of our legacy Louisiana properties, filed an action against us and a number of other oil and gas companies in the 16th Judicial District Court for the Parish of Iberia in Louisiana. The suit alleges negligence, strict liability and various violations of Louisiana statutes relating to property damage in connection with the historic development of our Louisiana properties and seeks unspecified damages (including punitive damages), an injunction to return the affected property to its original condition, and the payment of reasonable attorney fees and legal expenses and interest.
In September 2019, a stockholder of Mammoth Energy filed a derivative action on behalf of Mammoth Energy against members of Mammoth Energy’s board of directors, including a director designated by us, and its significant stockholders, including us, in the United States District Court for the Western District of Oklahoma. The complaint alleges, among other things, that the members of Mammoth Energy’s board of directors breached their fiduciary duties and violated the Securities Exchange Act of 1934, as amended, in connection with Mammoth Energy’s activities in Puerto Rico following Hurricane Maria. The complaint seeks unspecified damages, the payment of reasonable attorney fees and legal expenses and interest and to force Mammoth Energy and its board of directors to make specified corporate governance reforms.
In October 2019, Saydee Resources, LLC, on behalf of itself and a class of similarly situated royalty holders, filed an action against us in the District Court of Grady County Oklahoma. The suit alleges that we underpaid royalty holders and seeks unspecified damages for breach of contract, tortious breach of contract, fraud and unjust enrichment.
In October 2019, Kelsie Wagner, in her capacity as trustee of various trusts and on behalf of the trusts and other similarly situated royalty owners, filed an action against us in the District Court of Grady County, Oklahoma.  The suit alleges that we underpaid royalty owners and seeks unspecified damages for violations of the Oklahoma Production Revenue Standards Act and fraud.

These cases are still in their early stages. As a result, we have not had the opportunity to evaluate the allegations made in the plaintiffs' complaints and intend to vigorously defend the suits.

We filed an action against TH Exploration, LLC ("TH") in Tarrant County, TX. The suit alleges breach of purchase and sale agreement providing for the our disposition of certain oil and gas properties in Ohio to TH. We are seeking specific performance, related to TH's obligations to close the transaction and tender the purchase price, along with any additional relief available to us.
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
We received several Finding of Violation (“FOVs”) from the United States Environmental Protection Agency ("USEPA") alleging violations of the Clean Air Act at approximately 12 locations in Ohio. The first FOV for one site was dated December 11, 2013.  Two subsequent FOVs incorporated and expanded the scope on January 4, 2017 and April 15, 2019.  We have exchanged information with the USEPA and are engaged in discussions aimed at resolving the allegations. Resolution of the matter may result in monetary sanctions of more than $100,000.
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
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the three months ended September 30, 2019 was as follows:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs (2)
July 2019	—	$—	—	$370,000,000
August 2019	35,977	$2.45	—	$370,000,000
September 2019	—	$—	—	$370,000,000
Total	35,977	$2.45	—

(1)
In August 2019, we repurchased and canceled 35,977 shares of our common stock at a weighted average price of $2.45 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards. No repurchases were made under our repurchase program during the three months ended September 30, 2019.

(2)
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

10.1+
Employment Agreement, effective as of August 26, 2019, by and between Gulfport Energy Corporation and Quentin Hicks (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on August 12, 2019).

10.2+
Separation and Release Agreement, effective August 9, 2019, by and between Gulfport Energy Corporation and Keri Crowell (incorporated by reference to Exhibit 10.2 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on August 12, 2019).

10.3+
2019 Amended and Restated Stock Incentive Plan Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K, File No. 000-19514, filed by the Company with the SEC on August 12, 2019).

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
Date: November 1, 2019

GULFPORT ENERGY CORPORATION

By:	/s/ Quentin Hicks
Quentin Hicks Executive Vice President & Chief Financial Officer