Form 10-Q/A
period 2019-09-30
GULFPORT ENERGY CORP
filed 2020-02-27
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) is being filed by Gulfport Energy Corporation (the "Company") to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, which was originally filed with the Securities and Exchange Commission (the "SEC") on November 1, 2019 (the “Original Filing”). The Amendment sets forth the information in Original Filing in its entirety, as adjusted for the effects of the restatement described below.
On February 25, 2020, the Audit Committee of the Company's Board of Directors, in conjunction with senior management, concluded that the Company's unaudited consolidated financial statements as of and for the periods ended September 30, 2019 included in the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2019 should be restated to correct the error discussed below and should no longer be relied upon.
In the course of preparing the consolidated financial statements for the year ended December 31, 2019, the Company identified a misstatement of its depreciation, depletion and amortization and impairment of oil and gas properties as of September 30, 2019 of approximately $554 million ($436 million net of the tax benefit) related to unrecorded transfers of its unevaluated oil and natural gas properties into the amortization base. This error impacted the related calculations of the Company's depreciation, depletion and amortization and impairment of oil and natural gas properties for the three and nine month periods ended September 2019. Net (loss) income and income tax benefit have also been impacted.
This Amendment is being filed solely to (i) restate the consolidated financial statements for the misstatement described above to the consolidated financial statements (and to make corresponding changes to the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections in this Amendment) and (ii) amend Item 4 (Controls and Procedures).
The following sections in the Original Filing are revised in this Amendment to reflect the restatement:
•Part I - Item 1. Consolidated Financial Statements
•Part I - Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
•Part I - Item 4. Controls and Procedures
•Part II - Item 1A. Risk Factors
•Part II - Item 6. Exhibits
Our consolidated financial statements as of September 30, 2019 and for the three and nine month periods then ended have been restated to correctly reflect the unproved oil and natural gas properties excluded from amortization and accumulated depletion, depreciation, amortization and impairment in the consolidated balance sheet and the depreciation, depletion and amortization, impairment of oil and natural gas properties, income tax benefit and net loss in the consolidated statements of operations and consolidated statements of cash flows and other related effects on the consolidated financial statements and related footnotes. See restated Note 1 for the adjustments to the consolidated financial statements related to this misstatement. The Company has also made corresponding amendments to Management's Discussion and Analysis of Financial Conditions and Results of Operations.
This Amendment resulted from a material weakness in internal control over financial reporting. As such, Item 4 of Part I has been amended for our assessment of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. This Amendment includes new certifications from the Company’s Chief Executive Officer and President and Chief Financial Officer dated as of the date of filing of this Amendment, as required by Sections 302 and 906 of the Sarbanes-Oxley act of 2002. The certifications are included in this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.
This Amendment does not reflect events occurring after the filing of the Original Filing, or modify or update those disclosures affected by subsequent events, except for the effects of the restatement. Disclosures not affected by the restatement are unchanged and reflect the disclosures made at the time of the Original Filing. Accordingly, this Amended Form 10-Q should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing with the SEC.
GULFPORT ENERGY CORPORATION

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands, except share data)
	As Restated
Assets
Current assets:
Cash and cash equivalents	$10,124	$52,297
Accounts receivable—oil and natural gas sales	112,657	210,200
Accounts receivable—joint interest and other	41,327	22,497
Prepaid expenses and other current assets	5,658	10,017
Short-term derivative instruments	134,571	21,352
Total current assets	304,337	316,363
Property and equipment:
Oil and natural gas properties, full-cost accounting, $2,260,759 and $2,873,037 excluded from amortization in 2019 and 2018, respectively	10,551,713	10,026,836
Other property and equipment	96,233	92,667
Accumulated depletion, depreciation, amortization and impairment	(5,616,988)	(4,640,098)
Property and equipment, net	5,030,958	5,479,405
Other assets:
Equity investments	73,962	236,121
Long-term derivative instruments	23,419	—
Deferred tax asset	323,378	—
Inventories	7,022	5,344
Operating lease assets	13,920	—
Operating lease assets - related parties	48,449	—
Other assets	11,653	13,803
Total other assets	501,803	255,268
Total assets	$5,837,098	$6,051,036
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$439,019	$518,380
Short-term derivative instruments	429	20,401
Current portion of operating lease liabilities	12,848	—
Current portion of operating lease liabilities - related parties	21,017	—
Current maturities of long-term debt	622	651
Total current liabilities	473,935	539,432
Long-term derivative instruments	72,040	13,992
Asset retirement obligation—long-term	59,819	79,952
Uncertain tax position liability	3,127	3,127
Non-current operating lease liabilities	1,072	—
Non-current operating lease liabilities - related parties	27,432	—
Long-term debt, net of current maturities	2,076,569	2,086,765
Total liabilities	2,713,994	2,723,268
Commitments and contingencies (Note 8)
Preferred stock, $0.01 par value; 5,000,000 shares authorized (30,000 authorized as redeemable 12% cumulative preferred stock, Series A), and none issued and outstanding	—	—
Stockholders’ equity:
Common stock - $0.01 par value, 200,000,000 shares authorized, 159,709,221 issued and outstanding at September 30, 2019 and 162,986,045 at December 31, 2018	1,597	1,630
Paid-in capital	4,205,158	4,227,532
Accumulated other comprehensive loss	(50,679)	(56,026)
Accumulated deficit	(1,032,972)	(845,368)
Total stockholders’ equity	3,123,104	3,327,768
Total liabilities and stockholders’ equity	$5,837,098	$6,051,036

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands, except share data)
	As Restated		As Restated
Revenues:
Natural gas sales	$213,227	$271,167	$714,500	$753,261
Oil and condensate sales	24,550	45,682	93,942	140,687
Natural gas liquid sales	20,324	53,776	78,136	141,883
Net gain (loss) on natural gas, oil and NGLs derivatives	27,074	(9,663)	178,169	(96,737)
	285,175	360,962	1,064,747	939,094
Costs and expenses:
Lease operating expenses	22,473	22,325	64,668	64,143
Production taxes	6,565	9,348	22,584	23,861
Midstream gathering and processing expenses	78,435	78,913	220,732	214,546
Depreciation, depletion and amortization	163,270	119,915	406,654	352,848
Impairment of oil and natural gas properties	571,442	—	571,442	—
General and administrative expenses	14,659	15,848	39,482	42,955
Accretion expense	747	1,037	3,173	3,056
	857,591	247,386	1,328,735	701,409
(LOSS) INCOME FROM OPERATIONS	(572,416)	113,576	(263,988)	237,685
OTHER EXPENSE (INCOME):
Interest expense	34,095	33,253	103,095	100,922
Interest income	(338)	(92)	(649)	(162)
Gain on debt extinguishment	(23,600)	—	(23,600)	—
Gain on sale of equity method investments	—	(2,733)	—	(124,768)
Loss (income) from equity method investments, net	43,082	(12,858)	164,391	(35,282)
Other expense	3,194	856	3,757	485
	56,433	18,426	246,994	(58,805)
(LOSS) INCOME BEFORE INCOME TAXES	(628,849)	95,150	(510,982)	296,490
INCOME TAX BENEFIT	(144,047)	—	(323,378)	(69)
NET (LOSS) INCOME	$(484,802)	$95,150	$(187,604)	$296,559
NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(3.04)	$0.55	$(1.17)	$1.69
Diluted	$(3.04)	$0.55	$(1.17)	$1.68
Weighted average common shares outstanding—Basic	159,548,477	173,057,538	160,553,796	175,776,312
Weighted average common shares outstanding—Diluted	159,548,477	173,304,914	160,553,796	176,440,461

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
	As Restated		As Restated
Net (loss) income	$(484,802)	$95,150	$(187,604)	$296,559
Foreign currency translation adjustment	(2,064)	3,052	5,347	(5,815)
Other comprehensive (loss) income	(2,064)	3,052	5,347	(5,815)
Comprehensive (loss) income	$(486,866)	$98,202	$(182,257)	$290,744

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2019	162,986,045	$1,630	$4,227,532	$(56,026)	$(845,368)	$3,327,768
Net Income	—	—	—	—	62,242	62,242
Other Comprehensive Income	—	—	—	3,801	—	3,801
Stock Compensation	—	—	2,785	—	—	2,785
Shares Repurchased	(3,618,634)	(37)	(28,293)	—	—	(28,330)
Issuance of Restricted Stock	54,554	1	(1)	—	—	—
Balance at March 31, 2019	159,421,965	$1,594	$4,202,023	$(52,225)	$(783,126)	$3,368,266
Net Income	—	—	—	—	234,956	234,956
Other Comprehensive Income	—	—	—	3,610	—	3,610
Stock Compensation	—	—	2,846	—	—	2,846
Shares Repurchased	(296,587)	(3)	(2,267)	—	—	(2,270)
Issuance of Restricted Stock	270,639	3	(3)	—	—	—
Balance at June 30, 2019	159,396,017	$1,594	$4,202,599	$(48,615)	$(548,170)	$3,607,408
Net Loss (As Restated)	—	—	—	—	(484,802)	(484,802)
Other Comprehensive Loss	—	—	—	(2,064)	—	(2,064)
Stock Compensation	—	—	2,651	—	—	2,651
Shares Repurchased	(35,977)	—	(89)	—	—	(89)
Issuance of Restricted Stock	349,181	3	(3)	—	—	—
Balance at September 30, 2019 (As Restated)	159,709,221	$1,597	$4,205,158	$(50,679)	$(1,032,972)	$3,123,104
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

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2019	2018
	(In thousands)
	As Restated
Cash flows from operating activities:
Net (loss) income	$(187,604)	$296,559
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion expense	3,173	3,056
Depletion, depreciation and amortization	406,654	352,848
Impairment of oil and natural gas properties	571,442	—
Stock-based compensation expense	4,969	5,792
Loss (income) from equity investments	164,532	(35,040)
Gain on debt extinguishment	(23,600)	—
Change in fair value of derivative instruments	(97,425)	106,373
Deferred income tax benefit	(323,378)	(69)
Amortization of loan costs	4,821	4,554
Gain on sale of equity investments and other assets	(178)	(124,768)
Distributions from equity method investments	2,457	1,978
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable—oil and natural gas sales	97,543	(10,618)
Increase in accounts receivable—joint interest and other	(18,830)	(2,277)
Increase in accounts receivable—related parties	—	(79)
Decrease (increase) in prepaid expenses and other current assets	4,359	(4,830)
(Increase) decrease in other assets	(30)	1,228
Increase in accounts payable, accrued liabilities and other	8,567	36,809
Settlement of asset retirement obligation	(117)	(719)
Net cash provided by operating activities	617,355	630,797
Cash flows from investing activities:
Additions to other property and equipment	(4,694)	(7,134)
Additions to oil and natural gas properties	(646,535)	(777,104)
Proceeds from sale of oil and natural gas properties	10,864	4,820
Proceeds from sale of other property and equipment	204	217
Proceeds from sale of equity method investments	—	226,487
Contributions to equity method investments	(432)	(2,318)
Distributions from equity method investments	1,945	446
Net cash used in investing activities	(638,648)	(554,586)
Cash flows from financing activities:
Principal payments on borrowings	(550,500)	(165,428)
Borrowings on line of credit	640,000	225,000
Repurchase of senior notes	(79,480)	—
Debt issuance costs and loan commitment fees	(211)	(772)
Payments for repurchase of stock	(30,689)	(109,997)
Net cash used in financing activities	(20,880)	(51,197)
Net (decrease) increase in cash, cash equivalents and restricted cash	(42,173)	25,014
Cash, cash equivalents and restricted cash at beginning of period	52,297	99,557
Cash, cash equivalents and restricted cash at end of period	$10,124	$124,571
Supplemental disclosure of cash flow information:
Interest payments	$85,272	$75,045
Income tax receipts	$(1,794)	$—
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$3,313	$3,862
Asset retirement obligation capitalized	$6,846	$1,094
Asset retirement obligation removed due to divestiture	$(30,035)	$—
Interest capitalized	$2,782	$3,956
Fair value of contingent consideration asset on date of divestiture	$(1,137)	$—
Foreign currency translation gain (loss) on equity method investments	$5,347	$(5,815)
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION, RESTATEMENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Restatement of Previously Issued Unaudited Consolidated Financial Statements
The Company has restated its unaudited consolidated financial statements to correct an error in the balance of unproved oil and natural gas properties, which impacted related depletion, depreciation and amortization and impairment of oil and natural gas properties. This error as of September 30, 2019 was identified in the course of preparing the Company's consolidated financial statements for the year ended December 31, 2019.
The following tables present the effect of the error correction discussed above on all affected line items of our previously issued consolidated balance sheets as of September 30, 2019, consolidated statements of operations for the three and nine months ended September 30, 2019, consolidated statements of comprehensive income for the three and nine months ended September 30, 2019, consolidated statements of stockholders' equity for the three months ended September 30, 2019 and the consolidated statements of cash flows for the nine months ended September 30, 2019.
Consolidated Balance Sheets

	September 30, 2019
	As Reported	Adjustments	As Restated
	(In thousands)
Accumulated depletion, depreciation, amortization and impairment	(5,063,413)	(553,575)	(5,616,988)
Property and equipment, net(1)	5,584,533	(553,575)	5,030,958

Deferred tax asset	205,853	117,525	323,378
Total other assets	384,278	117,525	501,803
Total assets	$6,273,148	(436,050)	$5,837,098

Accumulated deficit	(596,922)	(436,050)	(1,032,972)
Total stockholders’ equity	3,559,154	(436,050)	3,123,104
Total liabilities and stockholders’ equity	$6,273,148	(436,050)	$5,837,098

(1) Amount excluded from amortization in 2019	$2,814,334	(553,575)	$2,260,759
Consolidated Statements of Operations

	Three Months Ended September 30, 2019
	As Reported	Adjustments	As Restated
	(In thousands)
Depreciation, depletion and amortization	$145,490	17,780	$163,270
Impairment of oil and natural gas properties	35,647	535,795	571,442
Total Costs and Expenses	304,016	553,575	857,591
(LOSS) INCOME FROM OPERATIONS	(18,841)	(553,575)	(572,416)
(LOSS) INCOME BEFORE INCOME TAXES	(75,274)	(553,575)	(628,849)
INCOME TAX BENEFIT	(26,522)	(117,525)	(144,047)
NET (LOSS) INCOME	$(48,752)	(436,050)	$(484,802)
NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.31)	$(2.73)	$(3.04)
Diluted	$(0.31)	$(2.73)	$(3.04)

	Nine Months Ended September 30, 2019
	As Reported	Adjustments	As Restated
	(In thousands, except share data)
Depreciation, depletion and amortization	$388,874	17,780	$406,654
Impairment of oil and natural gas properties	35,647	535,795	571,442
Total Costs and Expenses	775,160	553,575	1,328,735
(LOSS) INCOME FROM OPERATIONS	289,587	(553,575)	(263,988)
(LOSS) INCOME BEFORE INCOME TAXES	42,593	(553,575)	(510,982)
INCOME TAX BENEFIT	(205,853)	(117,525)	(323,378)
NET (LOSS) INCOME	$248,446	(436,050)	$(187,604)
NET (LOSS) INCOME PER COMMON SHARE:
Basic	$1.55	$(2.72)	$(1.17)
Diluted	$1.51	$(2.68)	$(1.17)
Weighted average common shares outstanding—Diluted	164,820,002	(4,266,206)	160,553,796
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30, 2019
	As Reported	Adjustments	As Restated
	(In thousands)
Net (loss) income	$(48,752)	(436,050)	$(484,802)
Comprehensive (loss) income	$(50,816)	(436,050)	$(486,866)

	Nine Months Ended September 30, 2019
	As Reported	Adjustments	As Restated
	(In thousands)
Net (loss) income	$248,446	(436,050)	$(187,604)
Comprehensive (loss) income	$253,793	(436,050)	$(182,257)
Consolidated Statements of Stockholders' Equity

	Accumulated Deficit
	As Reported	Adjustments	As Restated
	(In thousands)
Net loss	$(48,752)	(436,050)	$(484,802)
Balance at September 30, 2019	$(596,922)	(436,050)	$(1,032,972)

	Total Stockholders' Equity
	As Reported	Adjustments	As Restated
	(In thousands)
Net loss	$(48,752)	(436,050)	$(484,802)
Balance at September 30, 2019	$3,559,154	(436,050)	$3,123,104

Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2019
	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$248,446	(436,050)	$(187,604)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and amortization	388,874	17,780	406,654
Impairment of oil and natural gas properties	35,647	535,795	571,442
Deferred income tax benefit	(205,853)	(117,525)	(323,378)

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
The major categories of property and equipment and related accumulated depletion, depreciation, amortization and impairment as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
	As Restated
Oil and natural gas properties	$10,551,713	$10,026,836
Other depreciable property and equipment	90,712	87,146
Land	5,521	5,521
Total property and equipment	10,647,946	10,119,503
Accumulated depletion, depreciation, amortization and impairment	(5,616,988)	(4,640,098)
Property and equipment, net	$5,030,958	$5,479,405

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. At September 30, 2019, the net book value of the Company's oil and gas properties, less related deferred income taxes, was above the calculated ceiling as a result of reduced commodity prices for the period leading up to September 30, 2019. As a result, the Company was required to record an impairment of its oil and natural gas properties under the full cost method of accounting in the amount of $571.4 million (as restated) for the three and nine months ended September 30, 2019. No impairment was required for oil and natural gas properties for the three and nine months ended September 30, 2018. Additional impairments of oil and natural gas properties are expected to occur in upcoming quarters should commodity prices continue below the average of the previous 12 months. However, the amount of any future impairments is difficult to predict as it depends on changes in commodity prices, production rates, proved reserves, evaluation of costs excluded from amortization, future development costs and production costs.
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
The average depletion rate per Mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, was $1.05 (as restated) and $0.94 per Mcfe for the nine months ended September 30, 2019 and 2018, respectively.
The following table summarizes the Company’s unproved properties excluded from amortization by area at September 30, 2019:

September 30, 2019
(In thousands)
As Restated
Utica	$1,112,148
MidContinent	1,148,271
Other	340
$2,260,759

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

7.	EARNINGS PER SHARE
Reconciliations of the components of basic and diluted net income per common share are presented in the tables below:

	Three months ended September 30,
	2019			2018
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net (loss) income (as restated)	$(484,802)	159,548,477	$(3.04)	$95,150	173,057,538	$0.55
Effect of dilutive securities:
Stock options and awards	—	—		—	247,376
Diluted:
Net (loss) income (as restated)	$(484,802)	159,548,477	$(3.04)	$95,150	173,304,914	$0.55

	Nine months ended September 30,
	2019			2018
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net (loss)income (as restated)	$(187,604)	160,553,796	$(1.17)	$296,559	175,776,312	$1.69
Effect of dilutive securities:
Stock options and awards (as restated)	—	—		—	664,149
Diluted:
Net (loss) income (as restated)	$(187,604)	160,553,796	$(1.17)	$296,559	176,440,461	$1.68

There were 2,073,638 and 4,266,206 (as restated) shares of common stock that were considered anti-dilutive for the three and nine months ended September 30, 2019, respectively. There were no potential shares of common stock that were considered anti-dilutive for the three and nine months ended September 30, 2018.

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
The dollar amounts and the effective tax rates in this note have been restated as a result of the matter described in Note 1.

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

As of June 30, 2019, in part because in the current year the Company achieved more than three years of cumulative pretax income in the U.S. federal tax jurisdiction and the Company determined that an ownership change under Internal Revenue Code Section 382 did not occur that would further limit its ability to utilize net operating loss carryforwards, management determined that there was sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $207.0 million are realizable.

For the three and nine months ended September 30, 2019, the Company recognized $27.7 million and $207.0 million, respectively, as a discrete tax benefit. It therefore reduced the valuation allowance accordingly and maintains a valuation allowance of $5.0 million related to foreign tax credits, general business credits and net operating losses in jurisdictions for which it has determined that it is more likely than not that deferred tax assets would not be realized before expiration.

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

For the three and nine months ended September 30, 2019, the Company's estimated annual effective tax rates were approximately 50.4% and 28.2%, respectively. The effective tax rate varies from the expected statutory tax rate of 21% primarily because of the release of the valuation allowance of $207.0 million for the nine months ended September 30, 2019. The Company also recognized tax expense of $1.6 million and $1.7 million for the three and nine months ended September 30, 2019, respectively, related to equity compensation book amounts that exceed the tax deduction.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	As Restated
Assets
Current assets:
Cash and cash equivalents	$6,279	$3,715	$130	$—	$10,124
Accounts receivable - oil and natural gas sales	857	111,800	—	—	112,657
Accounts receivable - joint interest and other	6,909	34,418	—	—	41,327
Accounts receivable - intercompany	953,446	625,306	—	(1,578,752)	—
Prepaid expenses and other current assets	3,886	1,697	75	—	5,658
Short-term derivative instruments	134,571	—	—	—	134,571
Total current assets	1,105,948	776,936	205	(1,578,752)	304,337
Property and equipment:
Oil and natural gas properties, full-cost accounting	1,312,715	9,239,581	146	(729)	10,551,713
Other property and equipment	92,163	751	3,319	—	96,233
Accumulated depletion, depreciation, amortization and impairment	(1,416,248)	(4,200,519)	(221)	—	(5,616,988)
Property and equipment, net	(11,370)	5,039,813	3,244	(729)	5,030,958
Other assets:
Equity investments and investments in subsidiaries	4,553,316	—	49,545	(4,528,899)	73,962
Long-term derivative instruments	23,419	—	—	—	23,419
Deferred tax asset	323,378	—	—	—	323,378
Inventories	94	6,928	—	—	7,022
Operating lease assets	13,920	—	—	—	13,920
Operating lease assets - related parties	48,449	—	—	—	48,449
Other assets	11,333	320	—	—	11,653
Total other assets	4,973,909	7,248	49,545	(4,528,899)	501,803
Total assets	$6,068,487	$5,823,997	$52,994	$(6,108,380)	$5,837,098
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$69,863	$369,129	$27	$—	$439,019
Accounts payable - intercompany	660,364	914,401	3,987	(1,578,752)	—
Short-term derivative instruments	429	—	—	—	429
Current portion of operating lease liabilities	12,848	—	—	—	12,848
Current portion of operating lease liabilities - related parties	21,017	—	—	—	21,017
Current maturities of long-term debt	622	—	—	—	622
Total current liabilities	765,143	1,283,530	4,014	(1,578,752)	473,935
Long-term derivative instruments	72,040	—	—	—	72,040
Asset retirement obligation - long-term	—	59,819	—	—	59,819
Uncertain tax position liability	3,127	—	—	—	3,127
Non-current operating lease liabilities	1,072	—	—	—	1,072
Non-current operating lease liabilities - related parties	27,432	—	—	—	27,432
Long-term debt, net of current maturities	2,076,569	—	—	—	2,076,569
Total liabilities	2,945,383	1,343,349	4,014	(1,578,752)	2,713,994
Stockholders’ equity:
Common stock	1,597	—	—	—	1,597
Paid-in capital	4,205,158	4,170,573	262,061	(4,432,634)	4,205,158
Accumulated other comprehensive loss	(50,679)	—	(48,548)	48,548	(50,679)
(Accumulated deficit) retained earnings	(1,032,972)	310,075	(164,533)	(145,542)	(1,032,972)
Total stockholders’ equity	3,123,104	4,480,648	48,980	(4,529,628)	3,123,104
Total liabilities and stockholders’ equity	$6,068,487	$5,823,997	$52,994	$(6,108,380)	$5,837,098

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$25,585	$26,711	$1	$—	$52,297
Accounts receivable - oil and natural gas sales	146,075	64,125	—	—	210,200
Accounts receivable - joint interest and other	16,212	6,285	—	—	22,497
Accounts receivable - intercompany	671,633	319,464	—	(991,097)	—
Prepaid expenses and other current assets	7,843	2,174	—	—	10,017
Short-term derivative instruments	21,352	—	—	—	21,352
Total current assets	888,700	418,759	1	(991,097)	316,363

Property and equipment:
Oil and natural gas properties, full-cost accounting,	7,044,550	2,983,015	—	(729)	10,026,836
Other property and equipment	91,916	751	—	—	92,667
Accumulated depletion, depreciation, amortization and impairment	(4,640,059)	(39)	—	—	(4,640,098)
Property and equipment, net	2,496,407	2,983,727	—	(729)	5,479,405
Other assets:
Equity investments and investments in subsidiaries	2,856,988	—	44,259	(2,665,126)	236,121
Inventories	4,210	1,134	—	—	5,344
Other assets	12,624	1,178	—	1	13,803
Total other assets	2,873,822	2,312	44,259	(2,665,125)	255,268
Total assets	$6,258,929	$3,404,798	$44,260	$(3,656,951)	$6,051,036

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$419,107	$99,273	$—	$—	$518,380
Accounts payable - intercompany	320,259	670,708	130	(991,097)	—
Short-term derivative instruments	20,401	—	—	—	20,401
Current maturities of long-term debt	651	—	—	—	651
Total current liabilities	760,418	769,981	130	(991,097)	539,432
Long-term derivative instruments	13,992	—	—	—	13,992
Asset retirement obligation - long-term	66,859	13,093	—	—	79,952
Uncertain tax position liability	3,127	—	—	—	3,127
Long-term debt, net of current maturities	2,086,765	—	—	—	2,086,765
Total liabilities	2,931,161	783,074	130	(991,097)	2,723,268

Stockholders’ equity:
Common stock	1,630	—	—	—	1,630
Paid-in capital	4,227,532	1,915,598	261,626	(2,177,224)	4,227,532
Accumulated other comprehensive loss	(56,026)	—	(53,783)	53,783	(56,026)
(Accumulated deficit) retained earnings	(845,368)	706,126	(163,713)	(542,413)	(845,368)
Total stockholders’ equity	3,327,768	2,621,724	44,130	(2,665,854)	3,327,768
Total liabilities and stockholders’ equity	$6,258,929	$3,404,798	$44,260	$(3,656,951)	$6,051,036

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	As Restated
Total revenues	$27,358	$257,817	$—	$—	$285,175

Costs and expenses:
Lease operating expenses	(231)	22,704	—	—	22,473
Production taxes	36	6,529	—	—	6,565
Midstream gathering and processing expenses	—	78,435	—	—	78,435
Depreciation, depletion and amortization	2,686	160,418	166	—	163,270
Impairment of oil and natural gas properties	—	571,442	—	—	571,442
General and administrative expenses	27,218	(12,675)	116	—	14,659
Accretion expense	—	747	—	—	747
	29,709	827,600	282	—	857,591

LOSS FROM OPERATIONS	(2,351)	(569,783)	(282)	—	(572,416)

OTHER EXPENSE (INCOME):
Interest expense	35,105	(1,010)	—	—	34,095
Interest income	(187)	(151)	—	—	(338)
Gain on debt extinguishment	(23,600)	—	—	—	(23,600)
Loss from equity method investments and investments in subsidiaries	616,348	—	40	(573,306)	43,082
Other (income) expense	(1,168)	3,362	—	1,000	3,194
	626,498	2,201	40	(572,306)	56,433

LOSS BEFORE INCOME TAXES	(628,849)	(571,984)	(322)	572,306	(628,849)
INCOME TAX BENEFIT	(144,047)	—	—	—	(144,047)

NET LOSS	$(484,802)	$(571,984)	$(322)	$572,306	$(484,802)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended September 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$235,683	$125,279	$—	$—	$360,962

Costs and expenses:
Lease operating expenses	16,502	5,823	—	—	22,325
Production taxes	4,505	4,843	—	—	9,348
Midstream gathering and processing expenses	54,397	24,516	—	—	78,913
Depreciation, depletion and amortization	119,914	1	—	—	119,915
General and administrative expenses	16,314	(467)	1	—	15,848
Accretion expense	812	225	—	—	1,037
	212,444	34,941	1	—	247,386

INCOME (LOSS) FROM OPERATIONS	23,239	90,338	(1)	—	113,576

OTHER (INCOME) EXPENSE:
Interest expense	34,254	(1,001)	—	—	33,253
Interest income	(86)	(6)	—	—	(92)
Gain on sale of equity method investments	(2,733)	—	—	—	(2,733)
(Income) loss from equity method investments and investments in subsidiaries	(104,226)	(1)	275	91,094	(12,858)
Other expense (income)	880	(24)	—	—	856
	(71,911)	(1,032)	275	91,094	18,426

INCOME (LOSS) BEFORE INCOME TAXES	95,150	91,370	(276)	(91,094)	95,150
INCOME TAX BENEFIT	—	—	—	—	—

NET INCOME (LOSS)	$95,150	$91,370	$(276)	$(91,094)	$95,150

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Nine months ended September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	As Restated
Total revenues	$493,895	$570,852	$—	$—	$1,064,747

Costs and expenses:
Lease operating expenses	26,918	37,750	—	—	64,668
Production taxes	6,117	16,467	—	—	22,584
Midstream gathering and processing expenses	71,420	149,312	—	—	220,732
Depreciation, depletion, and amortization	201,250	205,183	221	—	406,654
Impairment of oil and gas properties	—	571,442	—	—	571,442
General and administrative expenses	56,195	(16,933)	220	—	39,482
Accretion expense	1,389	1,784	—	—	3,173
	363,289	965,005	441	—	1,328,735

INCOME (LOSS) FROM OPERATIONS	130,606	(394,153)	(441)	—	(263,988)

OTHER EXPENSE (INCOME):
Interest expense	105,364	(2,269)	—	—	103,095
Interest income	(454)	(195)	—	—	(649)
Gain on debt extinguishment	(23,600)	—	—	—	(23,600)
Loss from equity method investments and investments in subsidiaries	560,883	—	379	(396,871)	164,391
Other (income) expense	(605)	3,362	—	1,000	3,757
	641,588	898	379	(395,871)	246,994

LOSS BEFORE INCOME TAXES	(510,982)	(395,051)	(820)	395,871	(510,982)
INCOME TAX BENEFIT	(323,378)	—	—	—	(323,378)

NET LOSS	$(187,604)	$(395,051)	$(820)	$395,871	$(187,604)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Nine months ended September 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$596,018	$343,076	$—	$—	$939,094

Costs and expenses:
Lease operating expenses	46,926	17,217	—	—	64,143
Production taxes	13,309	10,552	—	—	23,861
Midstream gathering and processing expenses	152,605	61,941	—	—	214,546
Depreciation, depletion, and amortization	352,846	2	—	—	352,848
General and administrative expenses	45,100	(2,148)	3	—	42,955
Accretion expense	2,397	659	—	—	3,056
	613,183	88,223	3	—	701,409

(LOSS) INCOME FROM OPERATIONS	(17,165)	254,853	(3)	—	237,685

OTHER (INCOME) EXPENSE:
Interest expense	103,310	(2,388)	—	—	100,922
Interest income	(144)	(18)	—	—	(162)
Gain on sale of equity method investments	(28,349)	(96,419)	—	—	(124,768)
(Income) loss from equity method investments and investments in subsidiaries	(387,991)	(694)	833	352,570	(35,282)
Other (income) expense	(481)	(34)	—	1,000	485
	(313,655)	(99,553)	833	353,570	(58,805)

INCOME (LOSS) BEFORE INCOME TAXES	296,490	354,406	(836)	(353,570)	296,490
INCOME TAX BENEFIT	(69)	—	—	—	(69)

NET INCOME (LOSS)	$296,559	$354,406	$(836)	$(353,570)	$296,559

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Three months ended September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	As Restated
Net loss	$(484,802)	$(571,984)	$(322)	$572,306	$(484,802)
Foreign currency translation adjustment	(2,064)	(43)	(2,021)	2,064	(2,064)
Other comprehensive loss	(2,064)	(43)	(2,021)	2,064	(2,064)
Comprehensive loss	$(486,866)	$(572,027)	$(2,343)	$574,370	$(486,866)

	Three months ended September 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$95,150	$91,370	$(276)	$(91,094)	$95,150
Foreign currency translation adjustment	3,052	103	2,949	(3,052)	3,052
Other comprehensive income	3,052	103	2,949	(3,052)	3,052
Comprehensive income	$98,202	$91,473	$2,673	$(94,146)	$98,202

	Nine months ended September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	As Restated
Net loss	$(187,604)	$(395,051)	$(820)	$395,871	$(187,604)
Foreign currency translation adjustment	5,347	112	5,235	(5,347)	5,347
Other comprehensive income	5,347	112	5,235	(5,347)	5,347
Comprehensive (loss) income	$(182,257)	$(394,939)	$4,415	$390,524	$(182,257)

	Nine months ended September 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$296,559	$354,406	$(836)	$(353,570)	$296,559
Foreign currency translation adjustment	(5,815)	(70)	(5,745)	5,815	(5,815)
Other comprehensive loss	(5,815)	(70)	(5,745)	5,815	(5,815)
Comprehensive income (loss)	$290,744	$354,336	$(6,581)	$(347,755)	$290,744

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine months ended September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	As Restated
Net cash (used in) provided by operating activities	$(7,604)	$621,511	$3,445	$3	$617,355

Net cash provided by (used in) investing activities	9,178	(644,507)	(3,751)	432	(638,648)

Net cash (used in) provided by financing activities	(20,880)	—	435	(435)	(20,880)

Net (decrease) increase in cash, cash equivalents and restricted cash	(19,306)	(22,996)	129	—	(42,173)

Cash, cash equivalents and restricted cash at beginning of period	25,585	26,711	1	—	52,297

Cash, cash equivalents and restricted cash at end of period	$6,279	$3,715	$130	$—	$10,124

	Nine months ended September 30, 2018
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$427,351	$203,446	$(1)	$1	$630,797

Net cash (used in) provided by investing activities	(354,848)	(199,738)	(2,318)	2,318	(554,586)

Net cash (used in) provided by financing activities	(51,197)	—	2,319	(2,319)	(51,197)

Net increase in cash, cash equivalents and restricted cash	21,306	3,708	—	—	25,014

Cash, cash equivalents and restricted cash at beginning of period	67,908	31,649	—	—	99,557

Cash, cash equivalents and restricted cash at end of period	$89,214	$35,357	$—	$—	$124,571

16.	SUBSEQUENT EVENTS
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
As discussed in Note 1 - Basis of Presentation, Restatement and Summary of Significant Accounting Policies to the consolidated financial statements included in Item 1, Part 1 of this Amendment, the Company has restated its financial statements as of and for the three and nine months ended September 30, 2019, and the following information reflects the impact of that restatement.
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
All statements other than statements of historical facts included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated future net revenues from oil and natural gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analysis made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions; commodity prices; the opportunities (or lack thereof) that may be presented to and pursued by us; competitive actions by other oil and natural gas companies; adverse developments or losses from pending or future litigation and regulatory proceedings; our ability to identify, complete and integrate acquisitions of properties and businesses; changes in laws or regulations; adverse weather conditions and natural disasters such as hurricanes, our ability to maintain effective internal controls over financial reporting and other factors, including those listed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, this Quarterly Report on Form 10-Q and in our other filings with the SEC, many of which are beyond our control and may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
RESULTS OF OPERATIONS
Comparison of the Three Month Periods Ended September 30, 2019 and 2018
We reported net loss of $484.8 million for the three months ended September 30, 2019 as compared to net income of $95.2 million for the three months ended September 30, 2018. This $580.0 million period-to-period decrease was due primarily to a $75.8 million decrease in oil and natural gas revenues, a $55.9 million increase in loss from equity method investments, including a $35.5 million impairment related to our investment in Mammoth Energy, a $571.4 million oil and natural gas properties impairment charge related to the decline in commodity prices, a $43.4 million increase in DD&A and a $2.7 million decrease in gain on sale of equity method investments, partially offset by a $23.6 million gain on debt extinguishment and a $144.0 million increase in income tax benefit for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Additional impairments of oil and natural gas properties are expected to occur in upcoming quarters should commodity prices continue below the average of the previous 12 months. However, the amount of any future impairments is difficult to predict as it depends on changes in commodity prices, production rates, proved reserves, evaluation of costs excluded from amortization, future development costs and production costs. The gain on sale of equity investments in 2018 was the result of the sale of Mammoth Energy common stock during 2018.
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
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A") expense increased to $163.3 million for the three months ended September 30, 2019, and consisted of $160.5 million in depletion of oil and natural gas properties and $2.8 million in depreciation of other property and equipment, as compared to total DD&A expense of $119.9 million for the three months ended September 30, 2018. This $43.4 million, or 36%, increase was primarily due to an increase in our depletion rate as a result of a decrease in our total proved reserves volumes used to calculate our total DD&A expense, as well as an increase in our production.
Impairment of Oil and Gas Properties. During the three months ended September 30, 2019, we had a $571.4 million oil and natural gas properties impairment charge related primarily to the decline in commodity prices, compared to no impairment charge of oil and gas properties in 2018. If prices of natural gas, oil and NGL continue to decline, the Company may be required to further write down the value of its oil and natural gas properties, which could negatively affect its results of operations.
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
Income Taxes. As of September 30, 2019, we had a federal net operating loss carryforward of approximately $1.4 billion from prior years, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Quarterly, management performs a forecast of our taxable income and analyzes other relevant factors to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. During the three months ending September 30, 2019, management determined there was sufficient positive evidence that it was more likely than not that the federal and some state net operating loss carryforwards should be realized and recorded a discrete tax benefit of $27.7 million. We will maintain a valuation allowance of $5.0 million against the net deferred tax asset for certain tax attributes for which we have determined it is more likely than not those attribute carryforwards will expire prior to utilization.

Comparison of the Nine Month Periods Ended September 30, 2019 and 2018
We reported net loss of $187.6 million for the nine months ended September 30, 2019 as compared to net income of $296.6 million for the nine months ended September 30, 2018. This $484.2 million period-to-period decrease was due primarily to a $199.7 million increase in loss from equity method investments, including a $160.8 million impairment related to our investment in Mammoth Energy, a $124.8 million decrease in gain on sale of equity method investments, a $571.4 million oil and natural gas properties impairment charge related to the decline in commodity prices, a $53.8 million increase in DD&A and a $6.2 million increase in midstream gathering and processing expenses, partially offset by a $323.3 million increase in income tax benefit, a $125.7 million increase in natural gas, oil and NGL revenues and a $23.6 million increase in gain on debt extinguishment for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Additional impairments of oil and natural gas properties are expected to occur in upcoming quarters should commodity prices continue below the average of the previous 12 months. However, the amount of any future impairments is difficult to predict as it depends on changes in commodity prices, production rates, proved reserves, evaluation of costs excluded from amortization, future development costs and production costs. The gain on sale of equity investments in 2018 was a result of the sale of our interest in Strike Force Midstream LLC ("Strike Force") and the sale of Mammoth Energy common stock during 2018.
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
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased to $406.7 million for the nine months ended September 30, 2019, and consisted of $398.2 million in depletion of oil and natural gas properties and $8.5 million in depreciation of other property and equipment, as compared to total DD&A expense of $352.8 million for the nine months ended September 30, 2018. This $53.8 million, or 15%, increase was primarily due to an increase in our depletion rate as a result of a decrease in our total proved reserves volumes used to calculate our total DD&A expense and an increase in our production.
Impairment of Oil and Gas Properties. During the nine months ended September 30, 2019, we had a $571.4 million oil and natural gas properties impairment charge related primarily to the decline in commodity prices, compared to no impairment charge of oil and gas properties in 2018. If prices of natural gas, oil and NGL continue to decline, the Company may be required to further write down the value of its oil and natural gas properties, which could negatively affect its results of operations.
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
Income Taxes. As of September 30, 2019, we had a federal net operating loss carryforward of approximately $1.4 billion from prior years, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Quarterly, management performs a forecast of our taxable income and analyzes other relevant factors to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. During the nine months ending September 30, 2019, management determined there was sufficient positive evidence that it was more likely than not that the federal and some state net operating loss carryforwards should be realized and recorded a discrete tax benefit of $207.0 million. We will maintain a valuation allowance of $5.0 million against the net deferred tax asset for certain tax attributes for which we have determined it is more likely than not those attribute carryforwards will expire prior to utilization.
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
Evaluation of Disclosure Control and Procedures. Under the direction of our Chief Executive Officer and President and our Chief Financial Officer, we have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
At the time of our Original Filing on November 1, 2019, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective. Subsequent to the evaluation made in connection with our Original Filing, a material weakness was identified in our internal control over financial reporting. Our Chief Executive Officer and President and our Chief Financial Officer have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, as a result of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of September 30, 2019.
Material Weakness in Internal Control Over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
During the fourth quarter of fiscal year 2019, management identified a material weakness in our controls related to the completeness and accuracy of the accounting for transfers of unevaluated capitalized costs into the amortization base for the three and nine month periods ended September 30, 2019. The following deficiencies primarily contributed to management’s assessment:

•	The processes and controls relating to transfer of unproved property costs were not sufficient to identify certain leases that had been drilled, abandoned or expired.

•
Management determined it did not effectively design controls for timely and consistent reviews of accounting entries and supporting documentation related to transfers of unproved oil and gas property costs into the amortization base and related to timely performance and review of reconciliations of land records to the general ledger.

This material weakness resulted in a material error in the amount of impairment expense recorded in relation to our oil and gas properties for the nine months ended September 30, 2019 and resulted in the Company restating its consolidated financial statements as of and for the three and nine months ended September 30, 2019.
Plan for Remediation of Material Weakness. Our management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified. Specifically, our management is currently evaluating our policies and procedures related to its process of accounting for unproved oil and gas properties. We plan to design and implement additional controls to ensure that we are properly and timely identifying and transferring leasehold costs associated acreage expirations, lease transfers and proved reserve additions from the unevaluated capitalized cost pool to the evaluated amortization base. We will do that through continued focus on (i) redesigning controls over the completeness and reconciliation of costs associated with acreage movements; (ii) identifying new resources to execute and monitor the redesigned controls; (iii) process enhancements and (iv) additional technical training of our accounting staff. Our management believes that these actions will remediate the material weakness in internal control over financial reporting described above. The material weakness will not be considered remediated until the controls are in place for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.
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
We have identified a material weakness in internal controls. If we fail to remediate this material weakness or otherwise fail to develop, implement and maintain effective internal controls in future periods, our ability to report our financial condition and results of operations accurately and on a timely basis could be adversely affected.
We have identified a material weakness in our internal controls over the completeness and accuracy of the accounting of transfers of unevaluated capitalized costs into the amortization base. Accordingly, based on our management’s assessment, we believe that, as of December 31, 2019, our disclosure controls and procedures were not effective. We also determined that this material weakness existed as of September 30, 2019.
A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We cannot assure you that we will adequately remediate the material weakness or that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in restatements of our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information.
We are in the process of remediating the identified material weakness in our internal controls, but we are unable at this time to estimate when the remediation will be completed. If we fail to remediate this material weakness, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of resources to comply with applicable requirements.

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
Date: February 27, 2020

GULFPORT ENERGY CORPORATION

By:	/s/ Quentin Hicks
Quentin Hicks Executive Vice President & Chief Financial Officer