Form 10-Q
period 2020-06-30
GULFPORT ENERGY CORP
filed 2020-08-07
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2020, 160,115,829 shares of the registrant’s common stock were outstanding.

GULFPORT ENERGY CORPORATION

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$2,817	$6,060
Accounts receivable—oil and natural gas sales	65,645	121,210
Accounts receivable—joint interest and other	19,389	47,975
Prepaid expenses and other current assets	10,862	4,431
Short-term derivative instruments	53,188	126,201
Total current assets	151,901	305,877
Property and equipment:
Oil and natural gas properties, full-cost accounting, $1,564,189 and $1,686,666 excluded from amortization in 2020 and 2019, respectively	10,730,992	10,595,735
Other property and equipment	96,838	96,719
Accumulated depletion, depreciation, amortization and impairment	(8,457,464)	(7,228,660)
Property and equipment, net	2,370,366	3,463,794
Other assets:
Equity investments	13,052	32,044
Long-term derivative instruments	4,298	563
Deferred tax asset	—	7,563
Operating lease assets	3,640	14,168
Operating lease assets—related parties	—	43,270
Other assets	37,000	15,540
Total other assets	57,990	113,148
Total assets	$2,580,257	$3,882,819
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$315,575	$415,218
Short-term derivative instruments	8,540	303
Current portion of operating lease liabilities	3,356	13,826
Current portion of operating lease liabilities—related parties	—	21,220
Current maturities of long-term debt	649	631
Total current liabilities	328,120	451,198
Long-term derivative instruments	45,615	53,135
Asset retirement obligation	61,371	60,355
Uncertain tax position liability	3,209	3,127
Non-current operating lease liabilities	284	342
Non-current operating lease liabilities—related parties	—	22,050
Long-term debt, net of current maturities	1,910,318	1,978,020
Total liabilities	2,348,917	2,568,227
Commitments and contingencies (Note 9)
Preferred stock, $0.01 par value; 5.0 million shares authorized (30 thousand authorized as redeemable 12% cumulative preferred stock, Series A), and none issued and outstanding	—	—
Stockholders’ equity:
Common stock - $0.01 par value, 200.0 million shares authorized, 160.1 million issued and outstanding at June 30, 2020 and 159.7 million at December 31, 2019	1,601	1,597
Paid-in capital	4,211,062	4,207,554
Accumulated other comprehensive loss	(54,991)	(46,833)
Accumulated deficit	(3,926,332)	(2,847,726)
Total stockholders’ equity	231,340	1,314,592
Total liabilities and stockholders’ equity	$2,580,257	$3,882,819

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
REVENUES:
Natural gas sales	$86,797	$225,257	$195,344	$501,273
Oil and condensate sales	8,390	36,910	31,541	69,392
Natural gas liquid sales	10,252	25,687	27,165	57,812
Net gain on natural gas, oil and NGL derivatives	26,971	171,140	125,237	151,095
Total Revenues	132,410	458,994	379,287	779,572
OPERATING EXPENSES:
Lease operating expenses	15,686	22,388	31,672	42,195
Production taxes	3,605	8,098	8,404	16,019
Midstream gathering and processing expenses	59,974	72,015	117,870	142,297
Depreciation, depletion and amortization	64,790	124,951	142,818	243,384
Impairment of oil and natural gas properties	532,880	—	1,086,225	—
General and administrative expenses	10,470	11,727	26,639	21,784
Accretion expense	755	1,359	1,496	2,426
Total Operating Expenses	688,160	240,538	1,415,124	468,105
(LOSS) INCOME FROM OPERATIONS	(555,750)	218,456	(1,035,837)	311,467
OTHER EXPENSE (INCOME):
Interest expense	32,366	36,418	65,356	72,039
Interest income	(78)	(159)	(230)	(311)
Gain on debt extinguishment	(34,257)	—	(49,579)	—
Loss from equity method investments, net	45	125,582	10,834	121,309
Other expense	7,242	990	9,098	563
Total Other Expense	5,318	162,831	35,479	193,600
(LOSS) INCOME BEFORE INCOME TAXES	(561,068)	55,625	(1,071,316)	117,867
Income Tax Expense (Benefit)	—	(179,331)	7,290	(179,331)
NET (LOSS) INCOME	$(561,068)	$234,956	$(1,078,606)	$297,198
NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(3.51)	$1.47	$(6.75)	$1.85
Diluted	$(3.51)	$1.47	$(6.75)	$1.84
Weighted average common shares outstanding—Basic	159,934	159,325	159,847	161,065
Weighted average common shares outstanding—Diluted	159,934	159,507	159,847	161,590

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net (loss) income	$(561,068)	$234,956	$(1,078,606)	$297,198
Foreign currency translation adjustment	6,872	3,610	(8,158)	7,411
Other comprehensive income (loss)	6,872	3,610	(8,158)	7,411
Comprehensive (loss) income	$(554,196)	$238,566	$(1,086,764)	$304,609

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands)
Balance at January 1, 2020	159,711	$1,597	$4,207,554	$(46,833)	$(2,847,726)	$1,314,592
Net Loss	—	—	—	—	(517,538)	(517,538)
Other Comprehensive Loss	—	—	—	(15,030)	—	(15,030)
Stock Compensation	—	—	2,104	—	—	2,104
Shares Repurchased	(80)	(1)	(78)	—	—	(79)
Issuance of Restricted Stock	211	2	(2)	—	—	—
Balance at March 31, 2020	159,842	$1,598	$4,209,578	$(61,863)	$(3,365,264)	$784,049
Net Loss	—	—	—	—	(561,068)	(561,068)
Other Comprehensive Income	—	—	—	6,872	—	6,872
Stock Compensation	—	—	1,515	—	—	1,515
Shares Repurchased	(27)	—	(28)	—	—	(28)
Issuance of Restricted Stock	301	3	(3)	—	—	—
Balance at June 30, 2020	160,116	$1,601	$4,211,062	$(54,991)	$(3,926,332)	$231,340

			Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands)
Balance at January 1, 2019	162,986	$1,630	$4,227,532	$(56,026)	$(845,368)	$3,327,768
Net Income	—	—	—	—	62,242	62,242
Other Comprehensive Income	—	—	—	3,801	—	3,801
Stock Compensation	—	—	2,785	—	—	2,785
Shares Repurchased	(3,619)	(37)	(28,293)	—	—	(28,330)
Issuance of Restricted Stock	55	1	(1)	—	—	—
Balance at March 31, 2019	159,422	$1,594	$4,202,023	$(52,225)	$(783,126)	$3,368,266
Net Income	—	—	—	—	234,956	234,956
Other Comprehensive Income	—	—	—	3,610	—	3,610
Stock Compensation	—	—	2,846	—	—	2,846
Shares Repurchased	(297)	(3)	(2,267)	—	—	(2,270)
Issuance of Restricted Stock	271	3	(3)	—	—	—
Balance at June 30, 2019	159,396	$1,594	$4,202,599	$(48,615)	$(548,170)	$3,607,408

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,078,606)	$297,198
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and amortization	142,818	243,384
Impairment of oil and natural gas properties	1,086,225	—
Loss (income) from equity investments	10,834	121,449
Gain on debt extinguishment	(49,579)	—
Net gain on derivative instruments	(125,237)	(151,095)
Net cash receipts (payments) on settled derivative instruments	195,232	(1,494)
Deferred income tax expense	7,290	(179,331)
Other, net	9,844	11,341
Changes in operating assets and liabilities:
Decrease in accounts receivable—oil and natural gas sales	55,565	78,525
Decrease (increase) in accounts receivable—joint interest and other	29,159	(24,148)
(Decrease) increase in accounts payable and accrued liabilities	(30,620)	3,220
Other, net	(5,703)	720
Net cash provided by operating activities	247,222	399,769
Cash flows from investing activities:
Additions to oil and natural gas properties	(274,851)	(508,315)
Proceeds from sale of oil and natural gas properties	45,185	745
Additions to other property and equipment	(575)	(4,298)
Proceeds from sale of other property and equipment	151	130
Contributions to equity method investments	—	(432)
Distributions from equity method investments	—	1,945
Net cash used in investing activities	(230,090)	(510,225)
Cash flows from financing activities:
Principal payments on borrowings	(323,322)	(345,350)
Borrowings on line of credit	326,000	455,000
Repurchases of senior notes	(22,827)	—
Payments for repurchases of stock under approved stock repurchase program	—	(30,000)
Other, net	(226)	(714)
Net cash (used in) provided by financing activities	(20,375)	78,936
Net decrease in cash, cash equivalents and restricted cash	(3,243)	(31,520)
Cash, cash equivalents and restricted cash at beginning of period	6,060	52,297
Cash, cash equivalents and restricted cash at end of period	$2,817	$20,777
Supplemental disclosure of cash flow information:
Interest payments	$60,523	$67,472
Income tax receipts	$—	$(1,794)
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$1,891	$2,252
Asset retirement obligation capitalized	$1,553	$6,230
Asset retirement obligation removed due to divestiture	$(2,033)	$—
Interest capitalized	$710	$1,771
Fair value of contingent consideration asset on date of divestiture	$23,090	$—
Foreign currency translation (loss) gain on equity method investments	$(8,158)	$7,411
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LIQUIDITY, MANAGEMENT'S PLANS AND GOING CONCERN
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
The consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes included in the Company’s most recent annual report on Form 10-K. Results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year.
COVID-19
In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic and recommended containment and mitigation measures worldwide. The measures have led to worldwide shutdowns and halting of commercial and interpersonal activity, as governments around the world have imposed regulations in efforts to control the spread of COVID-19 such as shelter-in-place orders, quarantines, executive orders and similar restrictions.
Gulfport remains focused on protecting the health and well-being of its employees and the communities in which it operates while assuring the continuity of its business operations. The Company implemented preventative measures and developed corporate and field response plans to minimize unnecessary risk of exposure and prevent infection. Additionally, the Company has a crisis management team for health, safety and environmental matters and personnel issues, and has established a COVID-19 Response Team to address various impacts of the situation, as they have been developing. Gulfport has modified certain business practices (including remote working for its corporate employees and restricted employee business travel) to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization and other governmental and regulatory authorities. In May 2020, the Company began its phased transition back to the office for its corporate employees. As part of this transition, the Company put into place preventative measures to focus on social distancing and minimizing unnecessary risk of exposure. As of the date of this filing, Gulfport has transitioned approximately 60% of its corporate employees back to the corporate office. The Company will continue to monitor trends and governmental guidelines and may adjust its return to office plans accordingly to ensure the health and safety of its employees. As a result of its business continuity measures, the Company has not experienced significant disruptions in executing its business operations in 2020.
Gulfport is closely monitoring the impact of COVID-19 on all aspects of its business and the current commodity price environment and is unable to predict the impact it will have on its future financial position or operating results. In response to the current commodity price environment, the Company voluntarily shut-in a portion of its production during the second quarter of 2020 and announced tiered salary reduction for most employees, senior management team and the Board of Directors beginning in June 2020 with such measures expected to last through December 2020. Additionally, select furloughs were implemented to reduce costs and preserve liquidity.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act did not have a material impact on the Company’s consolidated financial statements.
Liquidity, Management's Plans and Going Concern
As noted above, decreased demand for oil and natural gas as a result of the COVID-19 pandemic and the accompanying decrease in commodity prices has significantly impaired the Company's ability to access capital markets and to refinance its existing indebtedness. Further, these conditions have made amendments or waivers to its revolving credit facility more difficult to obtain and available on terms less favorable to the Company. If depressed commodity prices persist or decline further, the borrowing base under the Company's revolving credit facility could be further reduced at its next scheduled redetermination date in November 2020. Any such reduction would constrain the Company's liquidity and may impair its ability to fund its planned capital expenditures and meet its obligations under its existing indebtedness. Further, a reduction in the Company's capital expenditures would decrease its production, revenues, operating cash flow and EBITDA, which could limit its ability to comply with the restrictive covenants in its revolving credit facility and other existing indebtedness. Finally, the Company's existing revolving credit facility matures in December 2021 and therefore will become a current liability at year end 2020 unless the Company is able to refinance the credit facility with a new credit facility or other financing. Considering the current state of the first lien market and the Company's elevated leverage profile, there is substantial risk that a refinancing will not be available to the Company on reasonable terms. A current liability under the revolving credit facility at year end 2020 may result in a qualified audit opinion which could result in a default under the terms of the current revolving credit facility. As a result of these uncertainties and other factors, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern. Failure to meet the Company's obligations under its existing indebtedness or failure to comply with any of its covenants, if not waived, would result in an event of default under such indebtedness and result in the potential acceleration of outstanding indebtedness thereunder and, with respect to the revolving credit facility, the potential foreclosure on the collateral securing such debt, and could cause a cross-default under its other outstanding indebtedness.

In the current depressed commodity price environment and period of economic uncertainty, the Company has taken various steps over the last several months to improve its balance sheet and preserve liquidity including (1) exercising capital discipline by reducing 2020 capital spending by 50% as compared to 2019, (2) focusing on operational efficiencies to reduce operating costs as evidenced by the recent reductions in Development and Completion costs per lateral foot, (3) reducing corporate general and administrative costs significantly, (4) and repurchasing unsecured notes at a deep discount.

Although management’s actions listed above have helped to improve our liquidity and leverage profile, continued macro headwinds including the depressed state of energy capital markets and the extraordinarily low commodity price environments present significant risks to the Company's ability to fund its operations going forward. Accordingly, management has determined there is substantial doubt about its ability to continue as a going concern over the next twelve months from the issuance of these financial statements. The Company has engaged financial and legal advisors to assist with the evaluation of a range of liability management alternatives. Additionally, the Company maintains an active dialogue with its senior lenders and bondholders regarding liability management alternatives to improve its balance sheet. There can be no assurances that the Company will be able to successfully complete a liability management transaction that materially improves the Company’s leverage profile or liquidity position.

The consolidated financial statements (i) have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business and (ii) do not include any adjustments to reflect the possible future effects of the uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classifications of liabilities.

Impact on Previously Reported Results
During the third quarter of 2019, the Company identified that certain activities were misclassified between cash flows from operating activities and cash flows from investing activities. These activities had been included in accounts payable, accrued liabilities and other and presented as cash flows from operating activities while they should have been presented as additions to oil and natural gas properties in cash flows from investing activities.  The Company corrected the previously presented statements of cash flows for these additions and in doing so, for the six months ended June 30, 2019 contained herein, the consolidated statements of cash flows and the condensed consolidating statements of cash flows were adjusted to increase net cash flows provided by operating activities by $90.8 million with a corresponding increase in net cash flows used in investing activities. The Company has evaluated the effect of the previous presentation, both qualitatively and quantitatively, and concluded that it did not have a material impact on any previously filed annual or quarterly consolidated financial statements.
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

2.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated depletion, depreciation, amortization ("DD&A") and impairment as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Oil and natural gas properties	$10,730,992	$10,595,735
Accumulated DD&A and impairment	(8,415,756)	(7,191,957)
Oil and natural gas properties, net	2,315,236	3,403,778
Other depreciable property and equipment	91,317	91,198
Land	5,521	5,521
Accumulated DD&A	(41,708)	(36,703)
Other property and equipment, net	55,130	60,016
Property and equipment, net	$2,370,366	$3,463,794

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. At June 30, 2020, the net book value of the Company's oil and gas properties, less related deferred income taxes, was above the calculated ceiling primarily as a result of reduced commodity prices for the period leading up to June 30, 2020. As a result, the Company was required to record impairments of its oil and natural gas properties of $532.9 million and $1.1 billion for the three and six months ended June 30, 2020, respectively. No impairments were required for oil and natural gas properties for the three and six months ended June 30, 2019.
Based on prices for the last nine months and the short-term pricing outlook for the third quarter of 2020, the Company expects to recognize additional full cost impairments in the third quarter of 2020. The amount of any future impairments is difficult to predict as it depends on future commodity prices, production rates, proved reserves, evaluation of costs excluded from amortization, future development costs and production costs. Any future full cost impairments are not expected to have an impact to the Company's future cash flows or liquidity.
General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other costs associated with overseeing exploration and development activities. All general and administrative costs not directly associated with exploration and development activities are charged to expense as they are incurred. Capitalized general and administrative costs were approximately $8.2 million and $13.6 million for the three and six months ended June 30, 2020, respectively, and $8.8 million and $16.5 million for the three and six months ended June 30, 2019, respectively.
The average depletion rate per Mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, was $0.73 and $1.00 per Mcfe for the six months ended June 30, 2020 and 2019, respectively.
The following table summarizes the Company’s unevaluated properties excluded from amortization by area at June 30, 2020:

June 30, 2020
(In thousands)
Utica	$874,886
MidContinent	687,169
Other	2,134
$1,564,189

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
Asset Retirement Obligation
A reconciliation of the Company’s asset retirement obligation for the six months ended June 30, 2020 and 2019 is as follows:

	June 30, 2020	June 30, 2019
	(In thousands)
Asset retirement obligation, beginning of period	$60,355	$79,952
Liabilities incurred	1,553	5,153
Liabilities settled	—	(117)
Liabilities removed due to divestitures	(2,033)	—
Accretion expense	1,496	2,426
Revisions in estimated cash flows	—	1,077
Asset retirement obligation as of end of period	61,371	88,491

3.DIVESTITURES
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

4.EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of June 30, 2020 and December 31, 2019:

		Carrying value		(Loss) income from equity method investments
	Approximate ownership %	June 30, 2020	December 31, 2019	Three months ended June 30,		Six months ended June 30,
				2020	2019	2020	2019
		(In thousands)
Investment in Grizzly Oil Sands ULC	24.6%	$13,013	$21,000	$(45)	$54	(188)	$(339)
Investment in Mammoth Energy Services, Inc.	21.5%	—	11,005	—	(127,581)	(10,646)	(123,055)
Investment in Windsor Midstream LLC	22.5%	39	39	—	—	—	—
Investment in Tatex Thailand II, LLC	23.5%	—	—	—	1,945	—	2,085
		$13,052	$32,044	$(45)	$(125,582)	$(10,834)	$(121,309)
The tables below summarize financial information for the Company’s equity investments as of June 30, 2020 and December 31, 2019.
Summarized balance sheet information:

	June 30, 2020	December 31, 2019

	(In thousands)
Current assets	$434,966	$421,326
Noncurrent assets	$1,107,221	$1,260,075
Current liabilities	$115,281	$132,569
Noncurrent liabilities	$172,478	$163,241
Summarized results of operations:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Gross revenue	$60,109	$179,114	$157,492	$443,958
Net (loss) income	$(14,922)	$(4,072)	$(99,953)	$20,684
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings Inc. (“Grizzly Holdings”), owns an approximate 24.6% interest in Grizzly Oil Sands ULC (“Grizzly”), a Canadian unlimited liability company. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc. As of June 30, 2020, Grizzly had approximately 830,000 acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. The Company reviewed its investment in Grizzly for impairment at June 30, 2020 and 2019 and determined no impairment was required. The Company paid $0.4 million in cash calls during the six months ended June 30, 2019 prior to its election to cease funding further capital calls. Grizzly’s functional currency is the Canadian dollar. The Company’s investment in Grizzly increased by $6.9 million as a result of a foreign currency translation gain and decreased by $7.8 million as a result of a foreign currency translation loss for the three and six months ended June 30, 2020, respectively. The Company's investment in Grizzly was increased by $3.5 million and $7.3 million for the three and six months ended June 30, 2019, respectively, as a result of a foreign currency translation gain.
Mammoth Energy Services, Inc.
At June 30, 2020, the Company owned 9,829,548 shares, or approximately 21.5%, of the outstanding common stock of Mammoth Energy Services, Inc. ("Mammoth Energy"). The approximate fair value of the Company's investment in Mammoth Energy at June 30, 2020 was $11.6 million based on the quoted market price of Mammoth Energy's common stock
At March 31, 2020, the Company's share of net loss of Mammoth was in excess of the carrying value of its investment. As such, the Company's investment value was reduced to zero at March 31, 2020. During the second quarter of 2020, the Company's share of net loss of Mammoth continued to be in excess of the carrying value of its investment and, therefore, the Company's investment value remained at zero at June 30, 2020.
The Company received no distributions from Mammoth Energy during the six months ended June 30, 2020 and distributions of $2.5 million during the six months ended June 30, 2019 as a result of $0.125 per share dividends in February 2019 and May 2019. The loss (income) from equity method investments presented in the table above reflects any intercompany profit eliminations.
Windsor Midstream LLC
At June 30, 2020, the Company held a 22.5% interest in Windsor Midstream LLC (“Midstream”), an entity controlled and managed by an unrelated third party. The Company received no distributions from Midstream during the six months ended June 30, 2020.

Tatex Thailand II, LLC
The Company has an indirect ownership interest in Tatex Thailand II, LLC ("Tatex") and received no distributions and $2.1 million in distributions from Tatex during the six months ended June 30, 2020 and 2019, respectively. Tatex previously held an 8.5% interest in APICO, LLC (“APICO”), an international oil and gas exploration company, before selling its interest in June 2019. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 108,000 acres which includes the Phu Horm Field.

5.LONG-TERM DEBT
Long-term debt consisted of the following items as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In thousands)
Revolving credit agreement(1)	$123,000	$120,000
6.625% senior unsecured notes due 2023	324,583	329,467
6.000% senior unsecured notes due 2024	579,568	603,428
6.375% senior unsecured notes due 2025	507,870	529,525
6.375% senior unsecured notes due 2026	374,617	397,529
Net unamortized debt issuance costs(2)	(20,802)	(23,751)
Construction loan	22,131	22,453
Less: current maturities of long term debt	(649)	(631)
Debt reflected as long term	$1,910,318	$1,978,020
(1) The Company has entered into a senior secured revolving credit facility, as amended (the "revolving credit facility"), with The Bank of Nova Scotia, as the lead arranger and administrative agent and other lenders. The credit agreement provides for a maximum facility of $1.5 billion and matures on December 13, 2021. On May 1, 2020, the Company entered into the fifteenth amendment to the Amended and Restated Credit Agreement. As part of the amendment, the Company's borrowing base and elected commitment were reduced from $1.2 billion and $1.0 billion, respectively, to $700.0 million. Additionally, the amendment added a requirement to maintain a ratio of Net Secured Debt to EBITDAX (as defined under the revolving credit agreement) not exceeding 2.00 to 1.00, deferred the requirement to maintain a ratio of Net Funded Debt to EBITDAX of 4.00 to 1.00 until September 30, 2021 and added a limitation on the repurchase of unsecured notes, among other amendments.
On July 27, 2020, the Company entered into the sixteenth amendment to the Amended and Restated Credit Agreement. The sixteenth amendment allows for the Company to issue up to $750 million in second lien debt subject to certain conditions. See Note 16 for further information on this amendment.
As of June 30, 2020, $123.0 million was outstanding under the revolving credit facility and the total availability for future borrowings under this facility, after giving effect to an aggregate of $324.1 million letters of credit, was $252.9 million. The Company’s wholly owned subsidiaries have guaranteed the obligations of the Company under the revolving credit facility.
At June 30, 2020, amounts borrowed under the revolving credit facility bore interest at a weighted average rate of 2.44%.
The Company was in compliance with its financial covenants under the revolving credit facility at June 30, 2020.
(2) Loan issuance costs related to the 6.625% Senior Notes due 2023 (the "2023 Notes"), the 6.000% Senior Notes due 2024 (the "2024 Notes"), the 6.375% Senior Notes due 2025 (the "2025 Notes") and the 6.375% Senior Notes due 2026 (the "2026 Notes") (collectively the “Notes”) have been presented as a reduction to the principal amount of the Notes. At June 30, 2020, total unamortized debt issuance costs were $2.8 million for the 2023 Notes, $6.1 million for the 2024 Notes, $8.5 million for the 2025 Notes and $3.4 million for the 2026 Notes. In addition, loan commitment fee costs for the Company's construction loan agreement were $0.1 million at June 30, 2020.
The Company capitalized approximately $0.5 million and $0.7 million in interest expense to its unevaluated oil and natural gas properties during the three and six months ended June 30, 2020, respectively. The Company capitalized approximately $1.0 million and $1.8 million in interest expense to its unevaluated oil and natural gas properties during the three and six months ended June 30, 2019, respectively.
Debt Repurchases
In 2019, the Company's Board of Directors authorized $200 million of cash to be used to repurchase its senior notes in the open market at discounted values to par. The Company used borrowings under its revolving credit facility to repurchase in the open market $47.5 million and $73.3 million aggregate principal amount of its outstanding Notes for $12.6 million and $22.8 million during the three and six months ended June 30, 2020, respectively. For the three months ended June 30, 2020, this included $4.9 million principal amount of the 2023 Notes, $16.3 million principal amount of the 2024 Notes, $13.5 million principal amount of the 2025 Notes, and $12.8 million principal amount of the 2026 Notes. The Company recognized a $34.3 million and $49.6 million gain on debt extinguishment, which included retirement of unamortized issuance costs and fees associated with the repurchased debt, during the three and six months ended June 30, 2020, respectively. This gain is included in gain on debt extinguishment in the accompanying consolidated statements of operations. As of May 1, 2020, further repurchases under this program are limited due to the agreements entered into under the fifteenth amendment to the Amended and Restated Credit Agreement of the Company's credit facility.
Fair Value of Debt
At June 30, 2020, the carrying value of the outstanding debt represented by the Notes was approximately $1.8 billion. Based on the quoted market prices (Level 1), the fair value of the Notes was determined to be approximately $930.2 million at June 30, 2020.

6.CHANGES IN CAPITALIZATION
Stock Repurchases
In January 2019, the Company's Board of Directors approved a stock repurchase program to acquire a portion of the Company's outstanding common stock within a 24-month period. The program was suspended in the fourth quarter of 2019, and the May 1, 2020 amendment to the Company's revolving credit facility prohibits further stock repurchases.
For the three and six months ended June 30, 2019, the Company repurchased 0.2 million and 3.8 million shares for a cost of approximately $1.8 million and $30.0 million, respectively, under this repurchase program.
Additionally, during the three and six months ended June 30, 2020, the Company repurchased approximately 27,000 and 107,000 shares, respectively, for a cost of $28 thousand and $0.1 million, respectively, to satisfy tax withholding requirements incurred upon the vesting of restricted stock. During the three and six months ended June 30, 2019, the Company repurchased approximately 72,000 and 87,000 shares, respectively, for a cost of $0.5 million and $0.6 million, respectively, to satisfy tax withholding requirements incurred upon the vesting of restricted stock. All repurchased shares have been canceled and returned to the status of authorized but unissued shares.

7.STOCK-BASED COMPENSATION
The Company has granted restricted stock units to employees and directors pursuant to the 2019 Amended and Restated Incentive Stock Plan ("2019 Plan"), as discussed below. During the three and six months ended June 30, 2020, the Company’s stock-based compensation cost was $2.2 million and $4.3 million, respectively, of which the Company capitalized $1.0 million and $1.9 million, respectively, relating to its exploration and development efforts. During the three and six months ended June 30, 2019, the Company’s stock-based compensation cost was $2.8 million and $5.6 million, respectively, of which the Company capitalized $1.1 million and $2.3 million, respectively, relating to its exploration and development efforts. Stock compensation costs, net of the amounts capitalized, are included in general and administrative expenses in the accompanying consolidated statements of operations.
The following table summarizes restricted stock unit activity for the six months ended June 30, 2020:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2020	4,098,318	$4.73	1,783,660	$2.96
Granted	1,985,452	0.67	—	—
Vested	(512,283)	7.19	—	—
Forfeited	(979,929)	3.82	(830,323)	1.98
Unvested shares as of June 30, 2020	4,591,558	$3.00	953,337	$3.82
Restricted Stock Units
Restricted stock units awarded under the 2019 Plan generally vest over a period of one year in the case of directors and three years in the case of employees and vesting is dependent upon the recipient meeting applicable service requirements. Stock-based compensation costs are recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of grant. Unrecognized compensation expense as of June 30, 2020 related to restricted stock units was $9.4 million. The expense is expected to be recognized over a weighted average period of 1.75 years.
Performance Vesting Restricted Stock Units
The Company has awarded performance vesting units to certain of its executive officers under the 2019 Plan. The number of shares of common stock issued pursuant to the award will be based on relative total shareholder return ("RTSR"). RTSR is an incentive measure whereby participants will earn from 0% to 200% of the target award based on the Company’s RTSR ranking compared to the RTSR of the companies in the Company’s designated peer group at the end of the performance period. Awards will be earned and vested over a performance period measured from January 1, 2019 to December 31, 2021, subject to earlier termination of the performance period in the event of a change in control. Unrecognized compensation expense as of June 30, 2020 related to performance vesting restricted shares was $2.2 million. The expense is expected to be recognized over a weighted average period of 1.78 years.
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
During the six months ended June 30, 2020, the Company awarded Incentive Awards to certain of its executive officers under the 2020 Incentive Plan. The cash amount of each award ultimately received is based on the attainment of certain financial, operational and total shareholder return performance targets and is subject to the recipient's continuous employment. Each Incentive Award is subject to a Performance Period of January 1, 2020 to December 31, 2020, and different vesting periods apply to separate one-third portions of each Incentive Award, with a different tranche vesting each on December 31, 2020, 2021, and 2022. The Incentive Awards are considered liability awards as the ultimate amount of the award is based, at least in part, on the price of the Company's shares, and as such, are remeasured to fair value at the end of each reporting period. The fair value of the Incentive Awards at June 30, 2020 was $3.0 million. Unrecognized compensation expense as of June 30, 2020 related to Incentive Awards was $2.4 million. The expense is expected to be recognized over a weighted average period of 1.62 years.

8.EARNINGS PER SHARE
Reconciliations of the components of basic and diluted net income per common share are presented in the tables below:

	Three months ended June 30,
	2020			2019
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net (loss) income	$(561,068)	159,933,739	$(3.51)	$234,956	159,324,909	$1.47
Effect of dilutive securities:
Stock awards	—	—		—	181,917
Diluted:
Net (loss) income	$(561,068)	159,933,739	$(3.51)	$234,956	159,506,826	$1.47

	Six months ended June 30,
	2020			2019
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except share data)
Basic:
Net (loss) income	$(1,078,606)	159,846,981	$(6.75)	$297,198	161,064,787	$1.85
Effect of dilutive securities:
Stock options and awards	—	—		—	525,300
Diluted:
Net (loss) income	$(1,078,606)	159,846,981	$(6.75)	$297,198	161,590,087	$1.84

There were 1,281,773 and 1,610,572 shares of common stock that were considered anti-dilutive for the three and six months ended June 30, 2020, respectively. There were no potential shares of common stock that were considered anti-dilutive for the three and six months ended June 30, 2019.

9.COMMITMENTS AND CONTINGENCIES
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
A summary of these commitments at June 30, 2020 are set forth in the table below:

(MMBtu per day)
Remaining 2020	311,000
2021	192,000
2022	70,000
2023	17,000
Total	590,000
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
A summary of these commitments at June 30, 2020 are set forth in the table below:

	Total MMBtu	(In thousands)
Remaining 2020	267,720,000	$138,495
2021	531,075,000	285,779
2022	531,075,000	286,616
2023	515,775,000	282,936
2024	489,490,000	265,558
Thereafter	3,767,959,000	2,160,634
Total	6,103,094,000	$3,420,018
As of June 30, 2020, the Company had entered into firm transportation contracts to deliver approximately 1,455,000 MMBtu per day for the remainder of 2020 and 2021, respectively. Under these firm transportation contracts, the Company is obligated to deliver minimum daily volumes or pay fees for any deficiencies in deliveries. As a result of the reduced production from the Company's Utica Shale or SCOOP acreage due to decreased developmental activities, taking into consideration the current low commodity price environment, the Company expects that it will be unable to meet its obligations under the existing firm transportation contracts, resulting in fees, which may be significant and may have a material adverse effect on its operations.
Other Commitments
Effective October 1, 2014, the Company entered into a Sand Supply Agreement with Muskie Proppant LLC (“Muskie”), a subsidiary of Mammoth Energy and a related party. Pursuant to this agreement, as amended effective August 3, 2018, the Company agreed to purchase annual and monthly amounts of proppant sand subject to exceptions specified in the agreement at agreed pricing plus agreed costs and expenses through 2021. Failure by either Muskie or the Company to deliver or accept the minimum monthly amount results in damages calculated per ton based on the difference between the monthly obligation amount and the amount actually delivered or accepted, as applicable. The Company incurred $1.9 million and $3.8 million in non-utilization fees under this agreement during the three and six months ended June 30, 2020, respectively. The Company did not incur any non-utilization fees under this agreement during the three months ended June 30, 2019 and incurred $0.3 million of such fees during the six months ended June 30, 2019.
Future minimum commitments under this agreement at June 30, 2020 are:

(In thousands)
Remaining 2020	$3,750
2021	7,500
Total	$11,250

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
In June 2020, Sam L. Carter, derivatively on behalf of the Company, filed an action against certain of our current and former executive officers and directors in the United States District Court for the District of Delaware. The complaint alleges that the defendants breached their fiduciary duties to the Company in connection with certain alleged materially false and misleading statements regarding our business and operations in violation of the federal securities laws. The complaint seeks to recover unspecified damages from the defendants, the implementation of specified corporate governance reforms, reasonable attorneys’ and experts’ fees, costs and expenses, and such other relief as may be deemed just and proper.

In December 2019, the Company filed a lawsuit against Stingray Pressure Pumping LLC, a subsidiary of Mammoth Energy (“Stingray”), for breach of contract and to terminate the Master Services Agreement for pressure pumping services, effective as of October 1, 2014, as amended (the “Master Services Agreement”), between Stingray and the Company. In March 2020, Stingray filed a counterclaim against the Company in the Superior Court of the State of Delaware. The counterclaim alleges that the Company has breached the Master Services Agreement. The counterclaim seeks actual damages, which the complaint calculates to be approximately $28.0 million as of June 2020 (such amount to increase each month), the payment of reasonable attorney fees and legal expenses and pre- and post-judgment interest as allowed, and such other and further relief which it may be justly entitled.
In April 2020, Bryon Lefort, individually and on behalf of similarly situated individuals, filed an action against the Company in the United States District Court for the Southern District of Ohio Eastern Division. The complaint alleges that the Company violated the Fair Labor Standards Act (“FLSA”), the Ohio Wage Act and the Ohio Prompt Pay Act by classifying the plaintiffs as independent contractors and paying them a daily rate with no overtime compensation for hours worked in excess of 40 hours per week. The complaint seeks to recover unpaid regular and overtime wages, liquidated damages in an amount equal to six of all unpaid overtime compensation, the payment of reasonable attorney fees and legal expenses and pre-judgment and post-judgment interest, and such other damages that may be owed to the workers.
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
In October 2018, the company submitted a Voluntary Disclosure document to the Oklahoma Department of Environmental Quality (ODEQ) stemming from improper air permitting at several sites in Midcon between 2014 and 2017. The sites were permitted by Vitruvian prior to the Company's purchase of those assets. The sites were permitted utilizing the “permit by rule” regulation but actually required Title V air permits. The Company has agreed in a draft Consent Order to obtain the proper permits and to pay the costs from not having the proper permits in place in the amount of $180,000 to the ODEQ. The Order received final approval at the ODEQ and is expected to be finalized in the third quarter of 2020.
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

10.DERIVATIVE INSTRUMENTS
Natural Gas, Oil and Natural Gas Liquids Derivative Instruments
The Company seeks to reduce its exposure to unfavorable changes in natural gas, oil and natural gas liquids ("NGL") prices, which are subject to significant and often volatile fluctuation, by entering into over-the-counter fixed price swaps, basis swaps, costless collars and various types of option contracts. These contracts allow the Company to predict with greater certainty the effective natural gas, oil and NGL prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production.
Fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas, the NYMEX West Texas Intermediate for oil and Mont Belvieu for propane, pentane and ethane. Below is a summary of the Company’s open fixed price swap positions as of June 30, 2020.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2020	NYMEX Henry Hub	357,000	$2.86

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2020	NYMEX WTI	3,000	$35.49

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2020	Mont Belvieu C3	1,500	$20.27
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
The Company entered into costless collars based off the NYMEX Henry Hub natural gas index. Each two-way price collar has a set floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, the Company will cash-settle the difference with the counterparty.

	Location	Daily Volume (MMBtu/day)	Weighted Average Floor Price	Weighted Average Ceiling Price
2021	NYMEX Henry Hub	250,000	$2.46	$2.81
In addition, the Company entered into natural gas basis swap positions. As of June 30, 2020, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume (MMBtu/day)	Weighted Average Fixed Spread
Remaining 2020	Transco Zone 4	NYMEX Plus Fixed Spread	60,000	$(0.05)
Remaining 2020	Fixed Spread	ONEOK Minus NYMEX	10,000	$(0.54)

During the three months ended June 30, 2020, we early terminated oil fixed price swaps which represented approximately 6,000 BBls of oil per day for the remainder of 2020. The early termination resulted in a cash settlement of $40.5 million.
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

Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In thousands)
Commodity Contracts:
Short-term derivative asset	$53,188	$125,383
Long-term derivative asset	4,298	—
Short-term derivative liability	(8,540)	(303)
Long-term derivative liability	(45,615)	(53,135)
Total commodity derivative position	$3,331	$71,945

Contingent consideration arrangement:
Short-term derivative asset	$—	$818
Long-term derivative asset	—	563
Total contingent consideration derivative position	$—	$1,381

Total net asset derivative position	$3,331	$73,326
Gains and Losses
The following table presents the gain and loss recognized in net gain on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the three and six months ended June 30, 2020 and 2019.

	Net gain (loss) on derivative instruments
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Natural gas derivatives	$35,689	$152,475	$81,542	$136,044
Oil derivatives	(7,937)	11,871	44,937	11,417
NGL derivatives	(781)	6,794	139	3,634
Contingent consideration arrangement	—	—	(1,381)	—
Total	$26,971	$171,140	$125,237	$151,095
Offsetting of Derivative Assets and Liabilities
As noted above, the Company records the fair value of derivative instruments on a gross basis. The following table presents the gross amounts of recognized derivative assets and liabilities in the consolidated balance sheets and the amounts that are subject to offsetting under master netting arrangements with counterparties, all at fair value.

	As of June 30, 2020
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
	(In thousands)
Derivative assets	$57,486	$(48,761)	$8,725
Derivative liabilities	$(54,155)	$48,761	$(5,394)

	As of December 31, 2019
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
	(In thousands)
Derivative assets	$126,764	$(53,438)	$73,326
Derivative liabilities	$(53,438)	$53,438	$—
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

11.FAIR VALUE MEASUREMENTS
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
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$57,486	$—
Liabilities:
Derivative Instruments	$—	$54,155	$—

	December 31, 2019
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$126,764	$—
Liabilities:
Derivative Instruments	$—	$53,438	$—

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
As discussed in Note 3, the water infrastructure sale included a contingent consideration arrangement. As of June 30, 2020, the fair value of the contingent consideration was $19.8 million, of which $0.8 million is included in prepaid expenses and other assets and $19.0 million is included in other assets in the accompanying consolidated balance sheets. The fair value of the contingent consideration arrangement is calculated using discounted cash flow techniques and is based on internal estimates of the Company's future development program and water production levels. Given the unobservable nature of the inputs, the fair value measurement of the contingent consideration arrangement is deemed to use Level 3 inputs. The Company has elected the fair value option for this contingent consideration arrangement and, therefore, records changes in fair value in earnings. The Company recognized a loss of $3.2 million and $3.0 million on changes in fair value of the contingent consideration during the three and six months ended June 30, 2020, respectively, which is included in other expense (income) in the accompanying consolidated statements of operations. Settlements under the contingent consideration arrangement totaled $0.3 million during the six months ended June 30, 2020.
The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 2 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the six months ended June 30, 2020 were approximately $1.6 million.
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
12.REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $65.6 and $121.2 million as of June 30, 2020 and December 31, 2019, respectively, and are reported in accounts receivable - oil and natural gas sales on the consolidated balance sheets. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain sales may be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The differences between the estimates and the actual amounts for product sales is recorded in the month that payment is received from the purchaser. For the six months ended June 30, 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

13.LEASES
Nature of Leases
The Company has operating leases associated with drilling rig commitments, field offices and other equipment with remaining lease terms with contractual durations in excess of one year. Short-term leases that have an initial term of one year or less are not capitalized.
The Company has entered into a contract for a drilling rig with a third party to ensure rig availability. The Company has concluded its drilling rig contracts are operating leases as the assets are identifiable and the evaluation that the Company has the right to control the identified assets. The Company's drilling rig commitments are typically structured with an initial term of one to two years, and typically include renewal options at the end of the initial term. Due to the nature of the Company's drilling schedules and potential volatility in commodity prices, the Company is unable to determine at commencement with reasonable certainty if the renewal options will be exercised; therefore, renewal options are not considered in the lease term for drilling contracts. The operating lease liability associated with its rig commitment is based on the minimum contractual obligation, primarily standby rate, and does not include variable amounts based on actual activity in a given period. The Company has also entered into several drilling rig commitments with an initial term less than one year. The costs for these short-term rig commitments are included in the short-term lease cost for the period as shown below. Pursuant to the full cost method of accounting, these costs are capitalized as part of oil and natural gas properties on the accompanying consolidated balance sheets. A portion of these costs are borne by other interest owners.
Effective October 1, 2014, the Company entered into an Amended and Restated Master Services Agreement for pressure pumping services with Stingray Pressure Pumping LLC (“Stingray Pressure”), a subsidiary of Mammoth Energy and a related party. Pursuant to this agreement, as amended effective July 1, 2018, Stingray Pressure has agreed to provide hydraulic fracturing, stimulation and related completion and rework services to the Company through 2021 and the Company has agreed to pay Stingray Pressure a monthly service fee plus the associated costs of the services provided. As discussed further in Note 9, the Company has terminated the Master Services Agreement for pressure pumping with Stingray Pressure. As a result, in the first quarter of 2020, Gulfport has removed the related right of use assets and lease liabilities associated with the terminated contract.
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

Maturities of operating lease liabilities as of June 30, 2020 were as follows:

(In thousands)
Remaining 2020	$3,321
2021	129
2022	115
2023	90
2024	30
Total lease payments	$3,685
Less: Imputed interest	(45)
Total	$3,640
Lease cost for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Operating lease cost	$2,196	$7,748	$6,278	$16,284
Operating lease cost—related party	—	5,610	—	11,220
Variable lease cost	235	531	460	960
Variable lease cost—related party	—	28,158	—	59,611
Short-term lease cost	2,629	183	5,439	183
Total lease cost(1)	$5,060	$42,230	$12,177	$88,258

(1)	The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in general and administrative expenses in the accompanying consolidated statements of operations.
Supplemental cash flow information for the six months ended June 30, 2020 and 2019 related to leases was as follows:

	Six months ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash flows from operating leases	$72	$120
Investing cash flow from operating leases	$7,727	$12,288
Investing cash flow from operating leases—related party	$6,800	$43,925
The weighted-average remaining lease term as of June 30, 2020 was 0.83 years. The weighted-average discount rate used to determine the operating lease liability as of June 30, 2020 was 2.47%.

14.INCOME TAXES
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

For the three and six months ended June 30, 2020, the Company's estimated annual effective tax rate before discrete items remained near zero as a result of the valuation allowance on its deferred tax assets. During the first quarter of 2020, the Company recognized $7.3 million of income tax expense discretely in the quarter as a result of the sale of assets and a corresponding adjustment to the valuation allowance on remaining state net operating loss carryforwards.

The Company anticipates remaining in a net deferred tax position based on the analysis performed for three and six months ended June 30, 2020. The Company expects a full valuation allowance against its deferred tax assets based on its conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income, and considers the tax laws in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The Act includes several significant provisions for corporations including allowing companies to carryback certain NOLs, increasing the amount of NOLs that corporations can use to offset income, and increasing the amount of deductible interest under section 163(j). The Company does not expect to be materially impacted by the CARES Act provision and does not anticipate the CARES Act to have a material effect on its ability to realized deferred tax assets.

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

15.CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	June 30, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$823	$1,748	$246	$—	$2,817
Accounts receivable - oil and natural gas sales	860	64,785	—	—	65,645
Accounts receivable - joint interest and other	2,949	16,440	—	—	19,389
Accounts receivable - intercompany	1,482,102	1,150,631	—	(2,632,733)	—
Prepaid expenses and other current assets	10,781	5	76	—	10,862
Short-term derivative instruments	53,188	—	—	—	53,188
Total current assets	1,550,703	1,233,609	322	(2,632,733)	151,901

Property and equipment:
Oil and natural gas properties, full-cost accounting	1,247,631	9,478,228	5,862	(729)	10,730,992
Other property and equipment	92,768	51	4,019	—	96,838
Accumulated depletion, depreciation, amortization and impairment	(1,423,539)	(7,032,075)	(1,850)	—	(8,457,464)
Property and equipment, net	(83,140)	2,446,204	8,031	(729)	2,370,366
Other assets:
Equity investments and investments in subsidiaries	1,930,479	6,332	13,013	(1,936,772)	13,052
Long-term derivative instruments	4,298	—	—	—	4,298
Operating lease assets	3,640	—	—	—	3,640
Other assets	29,216	7,784	—	—	37,000
Total other assets	1,967,633	14,116	13,013	(1,936,772)	57,990
Total assets	$3,435,196	$3,693,929	$21,366	$(4,570,234)	$2,580,257

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$46,085	$269,490	$—	$—	$315,575
Accounts payable - intercompany	1,185,800	1,442,144	4,789	(2,632,733)	—
Short-term derivative instruments	8,540	—	—	—	8,540
Current portion of operating lease liabilities	3,356	—	—	—	3,356
Current maturities of long-term debt	649	—	—	—	649
Total current liabilities	1,244,430	1,711,634	4,789	(2,632,733)	328,120
Long-term derivative instruments	45,615	—	—	—	45,615
Asset retirement obligation - long-term	—	61,371	—	—	61,371
Uncertain tax position liability	3,209	—	—	—	3,209
Non-current operating lease liabilities	284	—	—	—	284
Long-term debt, net of current maturities	1,910,318	—	—	—	1,910,318
Total liabilities	3,203,856	1,773,005	4,789	(2,632,733)	2,348,917

Stockholders’ equity:
Common stock	1,601	—	—	—	1,601
Paid-in capital	4,211,062	4,171,409	267,559	(4,438,968)	4,211,062
Accumulated other comprehensive loss	(54,991)	—	(52,562)	52,562	(54,991)
Accumulated deficit	(3,926,332)	(2,250,485)	(198,420)	2,448,905	(3,926,332)
Total stockholders’ equity	231,340	1,920,924	16,577	(1,937,501)	231,340
Total liabilities and stockholders’ equity	$3,435,196	$3,693,929	$21,366	$(4,570,234)	$2,580,257

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2019
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,768	$3,097	$195	$—	$6,060
Accounts receivable - oil and natural gas sales	859	120,351	—	—	121,210
Accounts receivable - joint interest and other	5,279	42,696	—	—	47,975
Accounts receivable - intercompany	1,065,593	843,223	—	(1,908,816)	—
Prepaid expenses and other current assets	4,047	308	76	—	4,431
Short-term derivative instruments	126,201	—	—	—	126,201
Total current assets	1,204,747	1,009,675	271	(1,908,816)	305,877
Property and equipment:
Oil and natural gas properties, full-cost accounting,	1,314,933	9,273,681	7,850	(729)	10,595,735
Other property and equipment	92,650	50	4,019	—	96,719
Accumulated depletion, depreciation, amortization and impairment	(1,418,888)	(5,808,254)	(1,518)	—	(7,228,660)
Property and equipment, net	(11,305)	3,465,477	10,351	(729)	3,463,794
Other assets:
Equity investments and investments in subsidiaries	3,064,503	6,332	21,000	(3,059,791)	32,044
Long-term derivative instruments	563	—	—	—	563
Deferred tax asset	7,563	—	—	—	7,563
Operating lease assets	14,168	—	—	—	14,168
Operating lease assets - related parties	43,270	—	—	—	43,270
Other assets	10,026	5,514	—	—	15,540
Total other assets	3,140,093	11,846	21,000	(3,059,791)	113,148
Total assets	$4,333,535	$4,486,998	$31,622	$(4,969,336)	$3,882,819

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$48,006	$367,088	$124	$—	$415,218
Accounts payable - intercompany	878,283	1,026,249	4,285	(1,908,817)	—
Short-term derivative instruments	303	—	—	—	303
Current portion of operating lease liabilities	13,826	—	—	—	13,826
Current portion of operating lease liabilities - related parties	21,220	—	—	—	21,220
Current maturities of long-term debt	631	—	—	—	631
Total current liabilities	962,269	1,393,337	4,409	(1,908,817)	451,198
Long-term derivative instruments	53,135	—	—	—	53,135
Asset retirement obligation - long-term	—	58,322	2,033	—	60,355
Uncertain tax position liability	3,127	—	—	—	3,127
Non-current operating lease liabilities	342	—	—	—	342
Non-current operating lease liabilities - related parties	22,050	—	—	—	22,050
Long-term debt, net of current maturities	1,978,020	—	—	—	1,978,020
Total liabilities	3,018,943	1,451,659	6,442	(1,908,817)	2,568,227

Stockholders’ equity:
Common stock	1,597	—	—	—	1,597
Paid-in capital	4,207,554	4,171,408	267,557	(4,438,965)	4,207,554
Accumulated other comprehensive loss	(46,833)	—	(44,763)	44,763	(46,833)
Accumulated deficit	(2,847,726)	(1,136,069)	(197,614)	1,333,683	(2,847,726)
Total stockholders’ equity	1,314,592	3,035,339	25,180	(3,060,519)	1,314,592
Total liabilities and stockholders’ equity	$4,333,535	$4,486,998	$31,622	$(4,969,336)	$3,882,819

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended June 30, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Total revenues	$26,970	$105,440	$—	$—	$132,410

Costs and expenses:
Lease operating expenses	—	15,686	—	—	15,686
Production taxes	—	3,605	—	—	3,605
Midstream gathering and processing expenses	—	59,974	—	—	59,974
Depreciation, depletion and amortization	2,388	62,236	166	—	64,790
Impairment of oil and natural gas properties	—	532,880	—	—	532,880
General and administrative expenses	21,731	(11,374)	113	—	10,470
Accretion expense	—	755	—	—	755
Total Operating Expenses	24,119	663,762	279	—	688,160

INCOME (LOSS) FROM OPERATIONS	2,851	(558,322)	(279)	—	(555,750)

OTHER EXPENSE (INCOME):
Interest expense	32,825	(459)	—	—	32,366
Interest income	(28)	(50)	—	—	(78)
Gain on debt extinguishment	(34,257)	—	—	—	(34,257)
Loss from equity method investments and investments in subsidiaries	562,502	—	45	(562,502)	45
Other expense	2,877	4,365	—	—	7,242
Total Other Expense	563,919	3,856	45	(562,502)	5,318

LOSS BEFORE INCOME TAXES	(561,068)	(562,178)	(324)	562,502	(561,068)
INCOME TAX EXPENSE	—	—	—	—	—

NET LOSS	$(561,068)	$(562,178)	$(324)	$562,502	$(561,068)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended June 30, 2019
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$280,291	$178,703	$—	$—	$458,994

Costs and expenses:
Lease operating expenses	12,256	10,132	—	—	22,388
Production taxes	2,820	5,278	—	—	8,098
Midstream gathering and processing expenses	28,121	43,894	—	—	72,015
Depreciation, depletion and amortization	80,132	44,764	55	—	124,951
General and administrative expenses	15,207	(3,583)	103	—	11,727
Accretion expense	438	921	—	—	1,359
Total Operating Expenses	138,974	101,406	158	—	240,538

INCOME (LOSS) FROM OPERATIONS	141,317	77,297	(158)	—	218,456

OTHER EXPENSE (INCOME):
Interest expense	37,373	(955)	—	—	36,418
Interest income	(120)	(39)	—	—	(159)
Loss (income) from equity method investments and investments in subsidiaries	47,449	—	(54)	78,187	125,582
Other expense	990	—	—	—	990
Total Other Expense (Income)	85,692	(994)	(54)	78,187	162,831

INCOME (LOSS) BEFORE INCOME TAXES	55,625	78,291	(104)	(78,187)	55,625
INCOME TAX BENEFIT	(179,331)	—	—	—	(179,331)

NET INCOME (LOSS)	$234,956	$78,291	$(104)	$(78,187)	$234,956

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Six months ended June 30, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Total revenues	$125,238	$254,049	$—	$—	$379,287

Costs and expenses:
Lease operating expenses	—	31,672	—	—	31,672
Production taxes	—	8,404	—	—	8,404
Midstream gathering and processing expenses	—	117,870	—	—	117,870
Depreciation, depletion, and amortization	4,890	137,596	332	—	142,818
Impairment of oil and gas properties	—	1,086,225	—	—	1,086,225
General and administrative expenses	46,377	(20,024)	286	—	26,639
Accretion expense	—	1,496	—	—	1,496
Total Operating Expenses	51,267	1,363,239	618	—	1,415,124

INCOME (LOSS) FROM OPERATIONS	73,971	(1,109,190)	(618)	—	(1,035,837)

OTHER EXPENSE (INCOME):
Interest expense	66,002	(646)	—	—	65,356
Interest income	(87)	(143)	—	—	(230)
Gain on debt extinguishment	(49,579)	—	—	—	(49,579)
Loss from equity method investments and investments in subsidiaries	1,125,868	—	188	(1,115,222)	10,834
Other expense	3,083	6,015	—	—	9,098
Total Other Expense	1,145,287	5,226	188	(1,115,222)	35,479

LOSS BEFORE INCOME TAXES	(1,071,316)	(1,114,416)	(806)	1,115,222	(1,071,316)
INCOME TAX EXPENSE	7,290	—	—	—	7,290

NET LOSS	$(1,078,606)	$(1,114,416)	$(806)	$1,115,222	$(1,078,606)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Six months ended June 30, 2019
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$466,537	$313,035	$—	$—	$779,572

Costs and expenses:
Lease operating expenses	27,149	15,046	—	—	42,195
Production taxes	6,081	9,938	—	—	16,019
Midstream gathering and processing expenses	71,420	70,877	—	—	142,297
Depreciation, depletion, and amortization	198,564	44,765	55	—	243,384
General and administrative expenses	25,938	(4,258)	104	—	21,784
Accretion expense	1,389	1,037	—	—	2,426
Total Operating Expenses	330,541	137,405	159	—	468,105

INCOME (LOSS) FROM OPERATIONS	135,996	175,630	(159)	—	311,467

OTHER EXPENSE (INCOME):
Interest expense	73,298	(1,259)	—	—	72,039
Interest income	(267)	(44)	—	—	(311)
(Income) loss from equity method investments and investments in subsidiaries	(55,465)	—	339	176,435	121,309
Other expense	563	—	—	—	563
Total Other Expense (Income)	18,129	(1,303)	339	176,435	193,600

INCOME (LOSS) BEFORE INCOME TAXES	117,867	176,933	(498)	(176,435)	117,867
INCOME TAX BENEFIT	(179,331)	—	—	—	(179,331)

NET INCOME (LOSS)	$297,198	$176,933	$(498)	$(176,435)	$297,198

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Three months ended June 30, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net loss	$(561,068)	$(562,178)	$(324)	$562,502	$(561,068)
Foreign currency translation adjustment	6,872	—	6,872	(6,872)	6,872
Other comprehensive loss	6,872	—	6,872	(6,872)	6,872
Comprehensive loss	$(554,196)	$(562,178)	$6,548	$555,630	$(554,196)

	Three months ended June 30, 2019
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$234,956	$78,291	$(104)	$(78,187)	$234,956
Foreign currency translation adjustment	3,610	61	3,549	(3,610)	3,610
Other comprehensive income	3,610	61	3,549	(3,610)	3,610
Comprehensive income	$238,566	$78,352	$3,445	$(81,797)	$238,566

	Six months ended June 30, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net loss	$(1,078,606)	$(1,114,416)	$(806)	$1,115,222	$(1,078,606)
Foreign currency translation adjustment	(8,158)	(360)	(7,798)	8,158	(8,158)
Other comprehensive loss	(8,158)	(360)	(7,798)	8,158	(8,158)
Comprehensive loss	$(1,086,764)	$(1,114,776)	$(8,604)	$1,123,380	$(1,086,764)

	Six months ended June 30, 2019
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net income (loss)	$297,198	$176,933	$(498)	$(176,435)	$297,198
Foreign currency translation adjustment	7,411	155	7,256	(7,411)	7,411
Other comprehensive income	7,411	155	7,256	(7,411)	7,411
Comprehensive income	$304,609	$177,088	$6,758	$(183,846)	$304,609

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six months ended June 30, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$18,854	$228,317	$(384)	$435	$247,222

Net cash used in investing activities	(424)	(229,666)	—	—	(230,090)

Net cash (used in) provided by financing activities	(20,375)	—	435	(435)	(20,375)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,945)	(1,349)	51	—	(3,243)

Cash, cash equivalents and restricted cash at beginning of period	2,768	3,097	195	—	6,060

Cash, cash equivalents and restricted cash at end of period	$823	$1,748	$246	$—	$2,817

	Six months ended June 30, 2019
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$312,267	$84,146	$3,355	$1	$399,769

Net cash used in investing activities	(405,848)	(101,058)	(3,751)	432	(510,225)

Net cash (used in) provided by financing activities	78,936	—	433	(433)	78,936

Net decrease in cash, cash equivalents and restricted cash	(14,645)	(16,912)	37	—	(31,520)

Cash, cash equivalents and restricted cash at beginning of period	25,585	26,711	1	—	52,297

Cash, cash equivalents and restricted cash at end of period	$10,940	$9,799	$38	$—	$20,777

16.SUBSEQUENT EVENTS
Amendment to Credit Facility

On July 27, 2020, Gulfport entered into a Sixteenth Amendment to the Amended and Restated Credit Agreement. Among other changes, the Sixteenth Amendment amends the Credit Agreement to: (i) require that, in the event of any issuances of Senior Notes, including Second Lien Notes, after the effective date, the then effective borrowing base will be reduced by a variable amount prescribed in the Credit Agreement to the extent the proceeds are not used to satisfy previously issued senior notes within 90 days of such issuance; (ii) require that each Loan Notice specify the amount of the then effective Borrowing Base and Pro Forma Borrowing Base, the Aggregate Elected Commitment Amount, and the current Total Outstandings, both with and without regard to the requested Borrowing; (iii) permit the Borrower or any Restricted Subsidiary to enter into obligations in connection with a Permitted Bond Hedge Transaction or Permitted Warrant Transaction; (iv) permit the Borrower to make any payments of Senior Notes and Subordinated Obligation prior to their scheduled maturity, in any event not to exceed $750,000,000 or, if lesser, the net cash proceeds of any Senior Notes issued within 90 days before such payment; (v) require that the Senior Notes have a stated maturity date of no earlier than March 13, 2024, as well as not require payment of principal prior to such date, in order for the Borrower to be permitted to secure indebtedness under the Senior Notes; (vi) permit certain additional liens securing obligations in respect of the incurrence or issuance of any Permitted Refinancing Notes (as such term is defined in the Credit Agreement) not to exceed $750,000,000, subject to the terms of an intercreditor agreement; and (vii) amend and restate the Applicable Rate Grid to provide as follows:

Applicable Rate
Applicable Usage Level	Commitment fee	Eurodollar Rate Loans and Letters of Credit	Base Rate Loans
Level 1	0.375%	2.00%	1.00%
Level 2	0.375%	2.25%	1.25%
Level 3	0.50%	2.50%	1.50%
Level 4	0.50%	2.75%	1.75%
Level 5	0.50%	3.00%	2.00%

Derivatives
In August 2020, the Company entered into natural gas fixed price swap contracts for the fourth quarter of 2020 covering approximately 100,000 MMBtu of natural gas per day at an average swap price of $2.38 per MMBtu.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We remain focused on protecting the health and well-being of our employees and the communities in which we operate while assuring the continuity of our business operations. We have implemented preventative measures and developed corporate and field response plans to minimize unnecessary risk of exposure and prevent infection. We have a crisis management team for health, safety and environmental matters and personnel issues, and we have established a COVID-19 Response Team to address various impacts of the situation, as they have been developing. We also have modified certain business practices (including remote working for our corporate employees and restricted employee business travel) to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization and other governmental and regulatory authorities.
On May 18, 2020, we began our phased transition back to the office for our corporate employees. As part of this transition, we have put into place preventative measures to focus on social distancing and minimizing unnecessary risk of exposure. Such measures include, but are not limited to, daily health surveys, protective masks in public areas of the building, no outside visitors, limiting the number of employees on elevators, additional sanitizing and 100% of the corporate employees working remotely on Fridays to provide additional time for deep cleaning. As of the date of this filing, we have transitioned approximately 60% of our corporate employees back to the corporate office. We will continue to monitor trends and governmental guidelines and may adjust our return to office plans accordingly to ensure the health and safety of our employees.
As a result of our business continuity measures, we have not experienced significant disruptions in executing our business operations in the first and second quarters of 2020. While we have not experienced significant disruptions to our operations in 2020, we are unable to predict the impact on our business, including our cash flows, liquidity, and results of operations in future periods due to numerous uncertainties. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to slow the spread of the virus, such as large-scale travel bans and restrictions, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature may cause, us, our suppliers and other business counterparties to experience operational delays, or delays in the delivery of materials and supplies. We expect the principal areas of operational risk for us are the availability of service providers and supply chain disruption. The operations of our midstream service providers, on whom we rely for the transmission, gathering and processing of a significant portion of our produced natural gas, NGL and oil, may be disrupted or suspended in response to containing the outbreak, or the difficult economic environment may lead to the bankruptcy or closing of the facilities and infrastructure of our midstream service providers. This may result in substantial discount in the prices we receive for our produced natural gas, NGL and oil or result in the shut-in of producing wells or the delay or discontinuance of development plans for our properties.
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
Because of the sharp decline in oil prices since early March 2020, we chose to shut in a portion of our operated low margin, liquids-weighted production during the second quarter of 2020, largely consisting of legacy vertical production in the SCOOP. We also experienced shut ins across both the SCOOP and Utica from our non-operated partners. Nearly all liquids-weighted volumes on both our operated assets and those of our non-operated partners have returned to production. A sharp decline in prices or a pro-longed depressed environment may result in additional future shut ins. In addition, the COVID-19 pandemic creates risks of delays in new drilling and completion activities that could negatively impact us, our non-operated partners or our service providers.
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
Also, in response to the current commodity price environment, we announced tiered salary reduction for most employees, senior management team and our Board of Directors with such measures expected to last through December 2020. In addition, select furloughs were implemented to reduce costs and preserve liquidity. We continue to evaluate ways to reduce our cost structure in an effort to improve profitability during this economic and commodity price downturn.
As noted above, decreased demand for oil and natural gas as a result of the COVID-19 pandemic and the accompanying decrease in commodity prices has significantly reduced our ability to access capital markets and to refinance our existing indebtedness. Further, these conditions have made amendments or waivers to our revolving credit facility more difficult to obtain and available on terms less favorable to us. If depressed commodity prices persist or decline further, the borrowing base under our revolving credit facility could be further reduced at our next scheduled redetermination date in November 2020. Any such reduction would constrain our liquidity and may impair our ability to fund our planned capital expenditures and meet our obligations under our existing indebtedness. Further, a reduction in our capital expenditures would decrease our production, revenues, operating cash flow and EBITDA, which could limit our ability to comply with the restrictive covenants in our revolving credit facility and other existing indebtedness. Finally, our existing revolving credit facility matures in December 2021 and therefore will become a current liability at year end 2020 unless we are able to refinance the credit facility with a new credit facility or other financing. Considering the current state of the first lien market and our elevated leverage profile, there is substantial risk that a refinancing will not be available to us on reasonable terms. A current liability under the revolving credit facility at year end 2020 may result in a qualified audit opinion which could result in a default under the terms of the current revolving credit facility. As a result of these uncertainties and other factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Failure to meet our obligations under our existing indebtedness or failure to comply with any of our covenants, if not waived, would result in an event of default under such indebtedness and result in the potential acceleration of outstanding indebtedness thereunder and, with respect to the revolving credit facility, the potential foreclosure on the collateral securing such debt, and could cause a cross-default under our other outstanding indebtedness.
As of June 30, 2020, we had entered into firm transportation contracts to deliver approximately 1,455,000 MMBtu per day for the remainder of 2020 and 2021, respectively. Under these firm transportation contracts, we are obligated to deliver minimum daily volumes or pay fees for any deficiencies in deliveries. As a result of the reduced production from our Utica Shale or SCOOP acreage due to decreased developmental activities, taking into consideration the current low commodity price environment, we expect that we will be unable to meet our obligations under the existing firm transportation contracts, resulting in fees, which may be significant and may have a material adverse effect on our operations.
2020 Operational and Financial Highlights
Despite the challenges our company and the entire upstream energy industry faces from low commodity prices, we have remained committed to the execution of our strategy and to position Gulfport for long-term success. During the three and six months ended June 30, 2020, we had the following notable achievements:
•Continued our efforts to improve our balance sheet by reducing long-term debt by approximately $70 million as compared to December 31, 2019 primarily through discounted bond repurchases.
•Continued to improve operational efficiencies and reduce drilling and completion costs in both our SCOOP and Utica operating areas. In the Utica, our average spud to rig release time was 18.5 days in the first half of 2020, which was a 6% improvement from full year 2019 levels. In the SCOOP, our average spud to rig release time was 37 days, representing a 32% improvement compared to full year 2019 levels.
•Closed on the sale of our SCOOP water infrastructure assets on January 2, 2020. We received $50.0 million in cash upon closing and have an opportunity to earn additional incentive payments over the next 15 years, subject to our ability to meet certain thresholds which will be driven by, among other things, our future development program and future water production levels. Proceeds from the divestiture were used to reduce our outstanding revolver balance.

2020 Production and Drilling Activity
Production Volumes

	Three months ended June 30,
	2020	% of Total	2019	% of Total	Change	% Change
	($ In thousands)
Natural gas (Mcf/day)
Utica Shale	775,070	83%	1,014,302	83%	(239,232)	(24)%
SCOOP	158,813	17%	211,898	17%	(53,085)	(25)%
Other	53	—%	205	—%	(152)	(74)%
Total	933,936		1,226,405		(292,469)	(24)%
Oil and condensate (Bbls/day)
Utica Shale	308	7%	621	9%	(313)	(50)%
SCOOP	4,186	91%	4,899	69%	(713)	(15)%
Other	83	2%	1,614	22%	(1,531)	(95)%
Total	4,577		7,134		(2,557)	(36)%
NGL (Gal/day)
Utica Shale	106,333	23%	228,871	36%	(122,538)	(54)%
SCOOP	353,252	77%	399,368	64%	(46,116)	(12)%
Other	72	—%	208	—%	(136)	(65)%
Total	459,657		628,447		(168,790)	(27)%
Combined (Mcfe/day)
Utica Shale	792,106	77%	1,050,724	77%	(258,618)	(25)%
SCOOP	234,396	23%	298,343	22%	(63,947)	(21)%
Other	563	—%	9,922	1%	(9,359)	(94)%
Total	1,027,065		1,358,989		(331,924)	(24)%
Our total net production averaged approximately 1,027.1 MMcfe per day during the three months ended June 30, 2020, as compared to 1,359.0 MMcfe per day during the same period in 2019. The 24% decrease in production is largely the result of a decrease in development activities of our Utica Shale and SCOOP operating areas beginning in the third and fourth quarters of 2019. Additionally, in response to sharp declines in commodity prices resulting from COVID-19 uncertainties, beginning in March 2020, we chose to shut in a portion of our operated low margin, liquids-weighted production during the second quarter of 2020, largely consisting of legacy vertical production in the SCOOP. We also experienced shut ins across both the SCOOP and Utica from our non-operated partners. Nearly all liquids-weighted volumes on both our operated assets and those of our non-operated partners have returned to production.

	Six months ended June 30,
	2020	% of Total	2019	% of Total	Change	% Change
	($ In thousands)
Natural gas (Mcf/day)
Utica Shale	780,426	83%	983,436	83%	(203,010)	(21)%
SCOOP	159,349	17%	196,955	17%	(37,606)	(19)%
Other	46	—%	173	—%	(127)	(73)%
Total	939,821		1,180,564		(240,743)	(20)%
Oil and condensate (Bbls/day)
Utica Shale	450	9%	675	10%	(225)	(33)%
SCOOP	4,680	90%	4,661	67%	19	—%
Other	81	1%	1,630	23%	(1,549)	(95)%
Total	5,211		6,966		(1,755)	(25)%
NGL (Gal/day)
Utica Shale	120,313	25%	243,995	39%	(123,682)	(51)%
SCOOP	365,073	75%	380,234	61%	(15,161)	(4)%
Other	34	—%	186	—%	(152)	(82)%
Total	485,420		624,415		(138,995)	(22)%
Combined (Mcfe/day)
Utica Shale	800,313	77%	1,022,341	78%	(222,028)	(22)%
SCOOP	239,583	23%	279,243	21%	(39,660)	(14)%
Other	536	—%	9,983	1%	(9,447)	(95)%
Total	1,040,432		1,311,567		(271,135)	(21)%
Our total net production averaged approximately 1,040.4 MMcfe per day during the six months ended June 30, 2020, as compared to 1,311.6 MMcfe per day during the same period in 2019. The 21% decrease in production is largely the result of a decrease in development activities of our Utica Shale and SCOOP operating areas beginning in the third and fourth quarters of 2019. Additionally, in response to sharp declines in commodity prices resulting from COVID-19 uncertainties, beginning in March 2020, we chose to shut in a portion of our operated low margin, liquids-weighted production during the second quarter of 2020, largely consisting of legacy vertical production in the SCOOP. We also experienced shut ins across both the SCOOP and Utica from our non-operated partners. Nearly all liquids-weighted volumes on both our operated assets and those of our non-operated partners have returned to production.
Utica Shale. From January 1, 2020 through June 30, 2020, we spud 12 gross (11.1 net) wells in the Utica Shale, of which one was being drilled and 11 were in various stages of operations at June 30, 2020. In addition, we completed 22 gross and net operated wells. We did not participate in any additional wells that were drilled by other operators on our Utica Shale acreage.
As of July 31, 2020, we had one operated drilling rig running in the play and expect to continue with this level of activity through the third quarter of 2020.
Aggregate net production from our Utica Shale acreage during the three months ended June 30, 2020 was approximately 72,082 MMcfe, or an average of 792.1 MMcfe per day, of which 98% was natural gas and 2% was oil and NGL.
SCOOP. From January 1, 2020 through June 30, 2020, we spud six gross (5.2 net) wells in the SCOOP, of which one was being drilled and five were in various stages of operations at June 30, 2020. In addition. we completed 4 gross (3.8 net) operated wells. We also participated in an additional five gross wells that were drilled by other operators on our SCOOP acreage.
As of July 31, 2020, we had one operated drilling rig running in the play and expect to continue with this level of activity for the remainder of 2020.

Aggregate net production from our SCOOP acreage during the three months ended June 30, 2020 was approximately 21,330 MMcfe, or an average of 234.4 MMcfe per day, of which 68% was from natural gas and 32% was from oil and NGL.
RESULTS OF OPERATIONS
Comparison of the Three Month Periods Ended June 30, 2020 and 2019
We reported a net loss of $561.1 million for the three months ended June 30, 2020 as compared to net income of $235.0 million for the three months ended June 30, 2019. Included in the loss for the three months ended June 30, 2020 was a $532.9 million non-cash impairment of our oil and natural gas properties, which primarily resulted from a significant decrease in the trailing twelve month first of month prices of natural gas, oil and NGL, and was the main driver of the change in our net (loss) income during the period. Additionally, pricing for all of our commodities decreased significantly during the second quarter of 2020, resulting in a $182.4 million decrease in natural gas, oil and NGL sales and a $144.2 million decrease in gain on natural gas, oil and NGL derivatives. This increase in loss is partially offset by a $125.5 million decrease in loss from equity method investments, a $60.2 million decrease in DD&A, a $34.3 million gain on debt extinguishment, a $12.0 million decrease in midstream gathering and processing expenses, a $6.7 million decrease in lease operating expenses and a $4.5 million decrease in production taxes for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
Natural Gas, Oil and NGL Sales

	Three months ended June 30,
	2020	2019	change
	($ In thousands)
Natural gas	86,797	225,257	(61)%
Oil and condensate	8,390	36,910	(77)%
NGL	10,252	25,687	(60)%
Natural gas, oil and NGL sales	$105,439	$287,854	(63)%
The decrease in natural gas sales without the impact of derivatives was due to a 49% decrease in realized natural gas prices and a 24% decrease in natural gas sales volumes.
The decrease in oil and condensate sales without the impact of derivatives was due to a 65% decrease in realized oil and condensate prices and a 36% decrease in oil and condensate sales volumes.
The decrease in NGL sales without the impact of derivatives was due to a 45% decrease in realized NGL prices and a 27% decrease in NGL sales volumes.

Natural Gas, Oil and NGL Derivatives

	Three months ended June 30,
	2020	2019
	($ In thousands)
Natural gas derivatives - fair value (losses) gains	$(48,146)	$132,760
Natural gas derivatives - settlement gains	83,835	19,715
Total gains on natural gas derivatives	35,689	152,475

Oil and condensate derivatives - fair value (losses) gains	(48,386)	11,501
Oil and condensate derivatives - settlement gains	40,449	370
Total (losses) gains on oil and condensate derivatives	(7,937)	11,871

NGL derivatives - fair value (losses) gains	(997)	3,537
NGL derivatives - settlement gains	216	3,257
Total (losses) gains on NGL derivatives	(781)	6,794

Contingent consideration arrangement - fair value losses	—	—
Total gains on natural gas, oil and NGL derivatives	$26,971	$171,140
See Note 10 to our consolidated financial statements for further discussion of our derivative activity.
Natural Gas, Oil and NGL Production and Pricing
The following table summarizes our oil and condensate, natural gas and NGL production and related pricing for the three months ended June 30, 2020, as compared to such data for the three months ended June 30, 2019:

	Three months ended June 30,
	2020	2019
	($ In thousands)
Natural gas sales
Natural gas production volumes (MMcf)	84,988	111,603

Total natural gas sales	$86,797	$225,257

Natural gas sales without the impact of derivatives ($/Mcf)	$1.02	$2.02
Impact from settled derivatives ($/Mcf)	$0.99	$0.18
Average natural gas sales price, including settled derivatives ($/Mcf)	$2.01	$2.20

Oil and condensate sales
Oil and condensate production volumes (MBbls)	417	649

Total oil and condensate sales	$8,390	$36,910

Oil and condensate sales without the impact of derivatives ($/Bbl)	$20.14	$56.85
Impact from settled derivatives ($/Bbl)	$97.12	$0.57
Average oil and condensate sales price, including settled derivatives ($/Bbl)	$117.26	$57.42

NGL sales
NGL production volumes (MGal)	41,829	57,189

Total NGL sales	$10,252	$25,687

NGL sales without the impact of derivatives ($/Gal)	$0.25	$0.45
Impact from settled derivatives ($/Gal)	$—	$0.06
Average NGL sales price, including settled derivatives ($/Gal)	$0.25	$0.51

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	93,463	123,668

Total natural gas, oil and condensate and NGL sales	$105,439	$287,854

Natural gas, oil and condensate and NGL sales without the impact of derivatives ($/Mcfe)	$1.13	$2.33
Impact from settled derivatives ($/Mcfe)	$1.33	$0.19
Average natural gas, oil and condensate and NGL sales price, including settled derivatives ($/Mcfe)	$2.46	$2.52

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.17	$0.18
Average production taxes ($/Mcfe)	$0.04	$0.07
Average midstream gathering and processing ($/Mcfe)	$0.64	$0.58
Total lease operating expenses, midstream costs and production taxes ($/Mcfe)	$0.85	$0.83

Lease Operating Expenses

	Three months ended June 30,
	2020	2019	change
	($ In thousands, except per unit)
Lease operating expenses
Utica	$12,996	$13,646	(5)%
SCOOP	2,551	4,143	(38)%
Other(1)	139	4,599	(97)%
Total lease operating expenses	$15,686	$22,388	(30)%

Lease operating expenses per Mcfe
Utica	$0.18	$0.14	26%
SCOOP	0.12	0.15	(22)%
Other(1)	2.72	5.09	(47)%
Total lease operating expenses per Mcfe	$0.17	$0.18	(7)%
 _____________________
(1) Includes WCBB, Hackberry, Niobrara and Bakken.
The decrease in total lease operating expenses ("LOE") for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily the result of our 24% decrease in production and ongoing well optimization and cost initiatives. Per unit LOE was relatively flat for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
Production Taxes

	Three months ended June 30,
	2020	2019	change
	($ In thousands, except per unit)
Production taxes	$3,605	$8,098	(55)%
Production taxes per Mcfe	$0.04	$0.07	(41)%
The decrease in production taxes was primarily related to a decrease in realized prices and production for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
Midstream Gathering and Processing Expenses

	Three months ended June 30,
	2020	2019	change
	($ In thousands, except per unit)
Midstream gathering and processing expenses	$59,974	$72,015	(17)%
Midstream gathering and processing expenses per Mcfe	$0.64	$0.58	10%
The decrease in midstream gathering and processing expenses was primarily related to our 24% decrease in our production for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The increase in per unit midstream gathering and processing expenses for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 is primarily related to Utica Shale production volumes falling below a minimum volume commitment and the resulting deficiency payments during the three months ended June 30, 2020.

Depreciation, Depletion and Amortization

	Three months ended June 30,
	2020	2019	change
	($ In thousands, except per unit)
Depreciation, depletion and amortization	$64,790	$124,951	(48)%
Depreciation, depletion and amortization per Mcfe	$0.69	$1.01	(32)%
Depreciation, depletion and amortization ("DD&A") expense consisted of $62.2 million in depletion of oil and natural gas properties and $2.6 million in depreciation of other property and equipment, compared to $122.5 million in depletion of oil and natural gas properties and $2.5 million in depreciation of other property and equipment for the three months ended June 30, 2019. The decrease in DD&A was due to both a decrease in our depletion rate as a result of a decrease in our amortization base from full cost ceiling test impairments recorded during 2019 and the first quarter of 2020, as well as a decrease in our production.
Impairment of Oil and Gas Properties. During the three months ended June 30, 2020, we incurred a $532.9 million oil and natural gas properties impairment charge related primarily to the decline in the twelve month trailing first of month average price for natural gas, oil and NGL, compared to no impairment charge of oil and gas properties during the three months ended June 30, 2019.
Based on prices for the last nine months and the short-term pricing outlook for the third quarter of 2020, we expect to recognize an additional full cost impairment in the third quarter of 2020. The amount of any future impairments is difficult to predict as it depends on changes in commodity prices, production rates, proved reserves, evaluation of costs excluded from amortization, future development costs and production costs.
Equity Investments

	Three months ended June 30,
	2020	2019	change
	($ In thousands, except per unit)
Loss from equity method investments, net	$45	$125,582	(100)%
The decrease in loss from equity method investments is primarily related to a $125.4 million impairment charge recorded during the three months ended June 30, 2019. As the value of our investment in Mammoth was reduced to zero during the first quarter of 2020, we did not record any similar impairment charges during the three months ended June 30, 2020. See Note 4 to our consolidated financial statements for further discussion on our equity investments.
General and Administrative Expenses

	Three months ended June 30,
	2020	2019	change
	($ In thousands, except per unit)
General and administrative expenses, gross	$21,655	$23,539	(8)%
Reimbursed from third parties	$(3,023)	$(2,978)	2%
Capitalized general and administrative expenses	$(8,162)	$(8,834)	(8)%
General and administrative expenses, net	$10,470	$11,727	(11)%

General and administrative expenses, net per Mcfe	$0.11	$0.09	22%
The decrease in general and administrative expenses, gross was due primarily due to lower employee costs resulting from the reduction in workforce that was completed in the fourth quarter of 2019. Additionally, in June 2020, in response to the continued depressed commodity price environment, we announced several G&A initiatives to reduce our corporate cost structure. This decrease was partially offset by an increase in non-recurring legal and consulting expenses.

Interest Expense

	Three months ended June 30,
	2020	2019
	($ In thousands, except per unit)
Interest expense on senior notes	28,179	32,281
Interest expense on revolving credit agreement	2,860	3,224
Interest expense on construction loan and other	310	312
Capitalized interest	(523)	(1,005)
Amortization of loan costs	1,540	1,606
Total interest expense	$32,366	$36,418

Interest expense per Mcfe	$0.35	$0.29

Weighted average debt outstanding under revolving credit facility	$132,077	$168,791
The decrease in interest expense for three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily due to repurchases of our senior notes in the second half of 2019 and the first half of 2020.
Income Taxes. We recorded no income tax expense for three months ended June 30, 2020 compared to income tax benefit of $179.3 million for the three months ended June 30, 2019. As of June 30, 2020, we had a federal net operating loss carryforward of approximately $1.5 billion, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Quarterly, management performs a forecast of our taxable income and analyzes other relevant factors to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At June 30, 2020, a valuation allowance of $879.3 million has been maintained against the full net deferred tax asset. The tax benefit recorded during the three months ended June 30, 2019 was a result of management's determination there was sufficient positive evidence that it was more likely than not that the federal and some state net operating loss carryforwards would be realized.
On April 30, 2020, our Board of Directors approved the adoption of a tax benefits preservation plan that is intended to protect value by preserving our ability to use our tax attributes, such as NOLs, to offset potential future income taxes for federal income tax purposes. See Note 14 of the notes to our consolidated financial statements for more information.

Comparison of the Six Month Periods Ended June 30, 2020 and 2019
We reported net loss of $1.1 billion for the six months ended June 30, 2020 as compared to net income of $297.2 million for the six months ended June 30, 2019. Included in the loss for the six months ended June 30, 2020 was a $1.1 billion non-cash impairment of our oil and natural gas properties which primarily resulted from a significant decrease in the trailing twelve month first of month prices of natural gas, oil and NGL, and was the main driver of the change in our net (loss) income during the period. Additionally, pricing for all of our commodities decreased significantly, resulting in a $374.4 million decrease in natural gas, oil and NGL sales and a $25.9 million decrease in gain on natural gas, oil and NGL derivatives. The remaining variance related to a $4.9 million increase in general and administrative expenses, partially offset by a $110.5 million decrease in loss from equity method investments, including a $125.4 million impairment related to our investment in Mammoth Energy, a $100.6 million decrease in DD&A, a $49.6 million gain on debt extinguishment, a $24.4 million decrease in midstream gathering and processing expenses, a $10.5 million decrease in lease operating expenses and a $7.6 million decrease in production taxes for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
Natural Gas, Oil and NGL Sales

	Six months ended June 30,
	2020	2019	change
	($ In thousands)
Natural gas	195,344	501,273	(61)%
Oil and condensate	31,541	69,392	(55)%
NGL	27,165	57,812	(53)%
Natural gas, oil and NGL sales	$254,050	$628,477	(60)%
The decrease in natural gas sales without the impact of derivatives was due to a 51% decrease in realized natural gas prices and a 20% decrease in natural gas sales volumes.
The decrease in oil and condensate sales without the impact of derivatives was due to an 40% decrease in realized oil and condensate prices and a 25% decrease in oil and condensate sales volumes.
The decrease in NGL sales without the impact of derivatives was due to a 40% decrease in realized NGL prices and a 22% decrease in NGL sales volumes.

Natural Gas, Oil and NGL Derivatives

	Six months ended June 30,
	2020	2019
	($ In thousands)
Natural gas derivatives - fair value (losses) gains	$(63,271)	$142,098
Natural gas derivatives - settlement gains (losses)	144,813	(6,054)
Total gains on natural gas derivatives	81,542	136,044

Oil and condensate derivatives - fair value (losses) gains	(5,012)	11,027
Oil and condensate derivatives - settlement gains	49,949	390
Total gains on oil and condensate derivatives	44,937	11,417

NGL derivatives - fair value losses	(332)	(536)
NGL derivatives - settlement gains	471	4,170
Total gains on NGL derivatives	139	3,634

Contingent consideration arrangement - fair value losses	(1,381)	—
Total gains on natural gas, oil and NGL derivatives	$125,237	$151,095
See Note 10 to our consolidated financial statements for further discussion of our derivative activity.
Natural Gas, Oil and NGL Production and Pricing
The following table summarizes our oil and condensate, natural gas and NGL production and related pricing for the six months ended June 30, 2020, as compared to such data for the six months ended June 30, 2019:

	Six months ended June 30,
	2020	2019
	($ In thousands)
Natural gas sales
Natural gas production volumes (MMcf)	171,047	213,682

Total natural gas sales	$195,344	$501,273

Natural gas sales without the impact of derivatives ($/Mcf)	$1.14	$2.35
Impact from settled derivatives ($/Mcf)	$0.85	$(0.03)
Average natural gas sales price, including settled derivatives ($/Mcf)	$1.99	$2.32

Oil and condensate sales
Oil and condensate production volumes (MBbls)	948	1,261

Total oil and condensate sales	$31,541	$69,392

Oil and condensate sales without the impact of derivatives ($/Bbl)	$33.26	$55.03
Impact from settled derivatives ($/Bbl)	$52.67	$0.31
Average oil and condensate sales price, including settled derivatives ($/Bbl)	$85.93	$55.34

NGL sales
NGL production volumes (MGal)	88,346	113,019

Total NGL sales	$27,165	$57,812

NGL sales without the impact of derivatives ($/Gal)	$0.31	$0.51
Impact from settled derivatives ($/Gal)	$—	$0.04
Average NGL sales price, including settled derivatives ($/Gal)	$0.31	$0.55

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	189,359	237,394

Total natural gas, oil and condensate and NGL sales	$254,050	$628,477

Natural gas, oil and condensate and NGL sales without the impact of derivatives ($/Mcfe)	$1.34	$2.65
Impact from settled derivatives ($/Mcfe)	$1.03	$(0.01)
Average natural gas, oil and condensate and NGL sales price, including settled derivatives ($/Mcfe)	$2.37	$2.64

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.17	$0.18
Average production taxes ($/Mcfe)	$0.04	$0.07
Average midstream gathering and processing ($/Mcfe)	$0.62	$0.60
Total lease operating expenses, midstream costs and production taxes ($/Mcfe)	$0.83	$0.85

Lease Operating Expenses

	Six months ended June 30,
	2020	2019	change
	($ In thousands, except per unit)
Lease operating expenses
Utica	$24,180	$25,473	(5)%
SCOOP	7,320	7,757	(6)%
Other(1)	172	8,965	(98)%
Total lease operating expenses	$31,672	$42,195	(25)%

Lease operating expenses per Mcfe
Utica	$0.17	$0.14	21%
SCOOP	0.17	0.15	9%
Other(1)	1.77	4.96	(64)%
Total lease operating expenses per Mcfe	$0.17	$0.18	(6)%
 _____________________
(1) Includes WCBB, Hackberry, Niobrara and Bakken.
The decrease in total LOE for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily the result of our 21% decrease in production. Per unit LOE was relatively flat for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
Production Taxes

	Six months ended June 30,
	2020	2019	change
	($ In thousands, except per unit)
Production taxes	$8,404	$16,019	(48)%
Production taxes per Mcfe	$0.04	$0.07	(34)%
The decrease in production taxes was primarily related to a decrease in realized prices and production for the six months ended June 30, 2020.

	Six months ended June 30,
	2020	2019	change
	($ In thousands, except per unit)
Midstream gathering and processing expenses	$117,870	$142,297	(17)%
Midstream gathering and processing expenses per Mcfe	$0.62	$0.60	4%
The decrease in midstream gathering and processing expenses was primarily related to our 21% decrease in our production for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Per unit midstream gathering and processing expenses was relatively flat for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Depreciation, Depletion and Amortization

	Six months ended June 30,
	2020	2019	change
	($ In thousands, except per unit)
Depreciation, depletion and amortization	$142,818	$243,384	(41)%
Depreciation, depletion and amortization per Mcfe	$0.75	$1.03	(26)%
Depreciation, depletion and amortization ("DD&A") expense consisted of $137.6 million in depletion of oil and natural gas properties and $5.2 million in depreciation of other property and equipment, compared to $237.7 million in depletion of oil and natural gas properties and $5.7 million in depreciation of other property and equipment for the six months ended June 30, 2019. The decrease in DD&A was due to both a decrease in our depletion rate as a result of a decrease in our amortization base from full cost ceiling test impairments recorded during 2019 and the first quarter of 2019 as well as a decrease in our production.
Impairment of Oil and Gas Properties. During the six months ended June 30, 2020, we incurred $1.1 billion of oil and natural gas properties impairment charges related primarily to the decline in the twelve month trailing first of month average price for natural gas, oil and NGL compared to no impairment charge of oil and gas properties during the six months ended June 30, 2019.
Equity Investments

	Six months ended June 30,
	2020	2019	change
	($ In thousands, except per unit)
Loss from equity method investments, net	$10,834	$121,309	(91)%
The decrease in loss from equity method investments is primarily related to a $125.4 million impairment charge recorded during the six months ended June 30, 2019. The value of our investment in Mammoth was reduced to zero during the first quarter of 2020, and we did not record any similar impairment charges during the six months ended June 30, 2020. See Note 4 to our consolidated financial statements for further discussion on our equity investments.
General and Administrative Expenses

	Six months ended June 30,
	2020	2019	change
	($ In thousands, except per unit)
General and administrative expenses, gross	$46,306	$43,980	5%
Reimbursed from third parties	$(6,075)	$(5,667)	7%
Capitalized general and administrative expenses	$(13,592)	$(16,529)	(18)%
General and administrative expenses, net	$26,639	$21,784	22%

General and administrative expenses, net per Mcfe	$0.14	$0.09	53%
The increase in general and administrative expenses, gross was due primarily due to an increase in non-recurring legal and consulting charges for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This increase was partially offset by lower employee costs resulting from the reduction in workforce that was completed in the fourth quarter of 2019. Additionally, in June 2020, in response to the continued depressed commodity price environment, we announced several G&A initiatives to reduce our corporate cost structure. The decrease in capitalized general and administrative expenses was due to lower development activities for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Interest Expense

	Six months ended June 30,
	2020	2019
	($ In thousands, except per unit)
Interest expense on senior notes	57,299	64,562
Interest expense on revolving credit agreement	5,025	5,479
Interest expense on construction loan and other	650	578
Capitalized interest	(710)	(1,771)
Amortization of loan costs	3,092	3,191
Total interest expense	$65,356	$72,039

Interest expense per Mcfe	$0.35	$0.30

Weighted average debt outstanding under revolving credit facility	$107,027	$123,287
The decrease in interest expense for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to continued repurchases of our senior notes.
Income Taxes. We recorded income tax expense of 7.3 million for the six months ended June 30, 2020 compared to income tax benefit of 179.3 million for the six months ended June 30, 2019. As of June 30, 2020, we had a federal net operating loss carryforward of approximately $1.5 billion from prior years, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Quarterly, management performs a forecast of our taxable income and analyzes other relevant factors to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At June 30, 2020, a valuation allowance of $879.3 million has been maintained against the full net deferred tax asset. Income tax expense recorded during the six months ended June 30, 2020 is related to the recognition of a valuation allowance against a state deferred tax asset during the first quarter of 2020. The tax benefit recorded during the six months ended June 30, 2019 was a result of management's determination there was sufficient positive evidence that it was more likely than not that the federal and some state net operating loss carryforwards would be realized.

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
In 2020, decreased demand for oil and natural gas as a result of the COVID-19 pandemic and the accompanying decrease in commodity prices has significantly reduced our ability to access capital markets and to refinance our existing indebtedness. Further, these conditions have made amendments or waivers to our revolving credit facility more difficult to obtain and available on terms less favorable to us. If depressed commodity prices persist or decline further, the borrowing base under our revolving credit facility could be further reduced at our next scheduled redetermination date in November 2020. Any such reduction would constrain our liquidity and may impair our ability to fund our planned capital expenditures and meet our obligations under our existing indebtedness. Further, a reduction in our capital expenditures would decrease our production, revenues, operating cash flow and EBITDA, which could limit our ability to comply with the restrictive covenants in our revolving credit facility and other existing indebtedness. Finally, our existing revolving credit facility matures in December 2021 and therefore will become a current liability at year end 2020 unless we are able to refinance the credit facility with a new credit facility or other financing. Considering the current state of the first lien market and our elevated leverage profile, there is substantial risk that a refinancing will not be available to us on reasonable terms. A current liability under the revolving credit facility at year end 2020 may result in a qualified audit opinion which could result in a default under the terms of the current revolving credit facility. As a result of these uncertainties and other factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Failure to meet our obligations under our existing indebtedness or failure to comply with any of our covenants, if not waived, would result in an event of default under such indebtedness and result in the potential acceleration of outstanding indebtedness thereunder and, with respect to the revolving credit facility, the potential foreclosure on the collateral securing such debt, and could cause a cross-default under our other outstanding indebtedness.

As of June 30, 2020, we had a cash balance of $2.8 million compared to $6.1 million as of December 31, 2019, and a net working capital deficit of $176.2 million as of June 30, 2020, compared to a net working capital deficit of $145.3 million as of December 31, 2019. As of June 30, 2020, our working capital deficit includes $0.6 million of debt due in the next 12 months. Our total principal debt as of June 30, 2020 was $1.9 billion compared to $2.0 billion as of December 31, 2019. As of June 30, 2020, we had $252.9 million of borrowing capacity available under the revolving credit facility, with outstanding borrowings of $123.0 million and $324.1 million utilized for various letters of credit.  See Note 5 of the notes to our consolidated financial statements for further discussion of our debt obligations, including principal and carrying amounts of our notes.
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
As of June 30, 2020, we had the following open natural gas, oil and NGL derivative instruments:

Natural Gas Derivatives
Year	Type of Derivative Instrument	Index	Daily Volume (MMBtu/day)	Weighted Average Price ($)
2020	Swaps	NYMEX Henry Hub	357,000	2.86
2020	Basis Swaps	Various	70,000	(0.12)
2021	Costless Collars	NYMEX Henry Hub	250,000	2.46/2.81
2022	Sold Call Options	NYMEX Henry Hub	628,000	2.90
2023	Sold Call Options	NYMEX Henry Hub	628,000	2.90
Oil Derivatives
Year	Type of Derivative Instrument	Index	Daily Volume (Bbls/day)	Weighted Average Price ($)
2020	Swaps	NYMEX WTI	3,000	35.49
NGL Derivatives
Year	Type of Derivative Instrument	Index	Daily Volume (Bbls/day)	Weighted Average Price ($)
2020	Swaps	Mont Belvieu C3	1,500	20.27
See Note 10 of the notes to our consolidated financial statements for further discussion of derivatives and hedging activities. Additionally, as discussed in Note 16, we brought forward the value of our oil swaps by monetizing our remaining position in April 2020 and entered into additional contracts to hedge our remaining 2020 and 2021 production in April and May 2020.
Credit Facility. We have entered into a senior secured revolving credit facility, as amended, with The Bank of Nova Scotia, as the lead arranger and administrative agent and other lenders. The credit agreement provides for a maximum facility amount of $1.5 billion and matures on December 13, 2021. As of June 30, 2020, we had a borrowing base and elected commitment of $700.0 million and $123.0 million in borrowings outstanding. Total funds available for borrowing under our revolving credit facility, after giving effect to an aggregate of $324.1 million of outstanding letters of credit, were $252.9 million as of June 30, 2020. This facility is secured by substantially all of our assets. Our wholly owned subsidiaries, excluding Grizzly Holdings Inc. ("Grizzly Holdings") and Mule Sky LLC ("Mule Sky"), guarantee our obligations under our revolving credit facility.
Our revolving credit facility contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; agree to payment restrictions affecting our restricted subsidiaries; make investments; undertake fundamental changes including selling all or substantially all of our assets; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; enter into transactions with their affiliates; and engage in certain transactions with restricted subsidiaries. The negative covenants are subject to certain exceptions as specified in our revolving credit facility. Our revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of Net Secured Debt to EBITDAX (as defined under the revolving credit agreement) may not be greater than 2.00 to 1.00 for the twelve-month period of the end of each fiscal quarter; and (2) the ratio of EBITDAX to interest expense for the twelve-month period at the end of each fiscal quarter may not be less than 3.00 to 1.00. On May 1, 2020, we entered into a fifteenth amendment to our Amended and Restated Credit Agreement. As part of the amendment, our borrowing base and elected commitment were reduced from $1.2 billion and $1.0 billion, respectively, to $700.0 million. Additionally, the amendment added the requirement to maintain a ratio of Net Secured Debt to EBITDAX as described above, deferred the requirement to maintain a ratio of Net Funded Debt to EBITDAX of 4.00 to 1.00 until September 30, 2021, and added a limitation on the repurchase of unsecured notes, among other amendments. We were in compliance with these financial covenants at June 30, 2020.
On July 27, 2020, we entered into the sixteenth amendment to the Amended and Restated Credit Agreement. The sixteenth amendment allows us to issue up to $750 million in second lien debt subject to certain conditions.
Senior Notes. We used borrowings under our revolving credit facility to repurchase in the open market approximately $47.5 million and $73.3 million aggregate principal amount of our outstanding Notes for $12.6 million and $22.8 million during the three and six months ended June 30, 2020, respectively. For the three months ended June 30, 2020, this included approximately $4.9 million principal amount of the 2023 Notes, $16.3 million principal amount of the 2024 Notes, $13.5 million principal amount of the 2025 Notes, and $12.8 million principal amount of the 2026 Notes. We recognized a $34.3 million and $49.6 million gain on debt extinguishment, which included retirement of unamortized issuance costs and fees associated with the repurchased debt, during the three and six months ended June 30, 2020, respectively.
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
Our capital expenditures for 2020 are currently estimated to be in the range of $265.0 million to $285.0 million for drilling and completion expenditures. In addition, we currently expect to spend $20.0 million to $25.0 million in 2020 for non-drilling and completion expenditures, which includes acreage expenses, primarily lease extensions in the Utica Shale. The midpoint of the 2020 range of capital expenditures is more than 50% lower than the $602.5 million spent in 2019, primarily due to our decision to reduce capital activity in response to lower commodity prices, specifically natural gas prices, and our desire to fund our capital development program primarily with cash flow from operations. As a result of our decreased capital spending program for 2020 and the impact of our 2019 property divestitures, we expect our production volumes in 2020 to be approximately 22% to 27% lower than 2019. Coupled with forecasted lower commodity prices, we expect 2020 revenues, operating cash flows and EBITDA to be significantly lower in 2020 as compared to 2019.
We continually monitor market conditions and are prepared to adjust our drilling program if commodity prices dictate. Currently, we believe that our cash flow from operations, cash on hand and borrowing base availability under our revolving credit agreement will be sufficient to meet our normal recurring operating needs and capital requirements for the next twelve months. We have the ability to react quickly to changing commodity prices and accelerate or decelerate our activity within our operating areas as market conditions warrant. Notwithstanding the foregoing, in the event commodity prices decline from current levels or our capital or other costs increase we may be required to obtain additional funds which we would seek to do through borrowings, offerings of debt or equity securities or other means, including the sale of assets. To the extent that access to capital and other financial markets is adversely affected by the effects of COVID-19, the Company may need to consider alternative sources of funding for some of its operations and for working capital, which may increase the cost of, as well as adversely impact access to, capital. We regularly evaluate merger, acquisition and divestiture opportunities. Capital may not be available to us on acceptable terms or at all in the future. Further, if we are unable to obtain funds when needed or on acceptable terms, we may be required to delay or curtail implementation of our business plan or not be able to complete acquisitions that may be favorable to us. If the current low commodity price environment worsens, our revenues, cash flows, results of operations, liquidity and reserves may be materially and adversely affected.
Cash Flow from Operating Activities. Net cash flow provided by operating activities was $247.2 million for the six months ended June 30, 2020 as compared to $399.8 million for the same period in 2019. This decrease was primarily the result of a significant decrease in our realized gas prices as well as decreases in our production volumes.

Divestitures. During the six months ended June 30, 2020, we divested our SCOOP water infrastructure assets and received $50.0 million in cash upon closing and have an opportunity to earn additional incentive payments over the next 15 years, subject to our ability to meet certain thresholds which will be driven by, among other things, our future development program and future water production levels. Proceeds from the divestiture were used to reduce our outstanding revolver balance. See Note 3 of the notes to our consolidated financial statements for further discussion.
Use of Funds. The following table presents the uses of our cash and cash equivalents for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019
	(In thousands)
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	255,904	435,583
Leasehold acquisitions	10,098	25,778
Other	8,849	46,954
Total oil and natural gas property expenditures	$274,851	$508,315
Other Uses of Cash and Cash Equivalents
Cash paid to repurchase senior notes	22,827	—
Cash paid to repurchase common stock under approved stock repurchase program	—	30,000
Other	801	5,444
Total other uses of cash and cash equivalents	$23,628	$35,444
Total uses of cash and cash equivalents	$298,479	$543,759
Drilling and Completion Costs. During six months ended June 30, 2020, we spud 12 gross (11.1 net) and commenced sales from 13 gross and net operated wells in the Utica Shale for a total cost of approximately $141.5 million. During the six months ended June 30, 2020, we spud six gross (5.2 net) and commenced sales from four gross (3.8 net) operated wells in the SCOOP for a total cost of approximately $42.2 million.
During the six months ended June 30, 2020, we did not participate in any wells that were spud or turned to sales by other operators on our Utica Shale acreage. In addition, 5.00 gross (0.03 net) wells were spud and 5.00 gross (3.5 net) wells were turned to sales by other operators on our SCOOP acreage during the six months ended June 30, 2020.
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
Off-balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of June 30, 2020, our material off-balance sheet arrangements and transactions include $324.1 million in letters of credit outstanding against our revolving credit facility and $119.5 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily on certain firm transportation agreements. Management believes these items will expire without being funded. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 9 to our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Critical Accounting Policies and Estimates
As of June 30, 2020, there have been no significant changes in our critical accounting policies from those disclosed in our 2019 Annual Report on Form 10-K.

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
We use derivative instruments to achieve our risk management objectives, including swaps, options and costless collars. All of these are described in more detail below. We typically use swaps for a large portion of the oil and natural gas price risk we hedge. We have also sold calls, taking advantage of premiums associated with market price volatility.
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
As of June 30, 2020, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
•Swaps: We receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. In exchange for higher fixed prices on certain of our swap trades, we may sell call options.
•Basis Swaps: These instruments are arrangements that guarantee a fixed price differential to NYMEX from a specified delivery point. We receive the fixed price differential and pay the floating market price differential to the counterparty for the hedged commodity.

•Options: We sell, and occasionally buy, call options in exchange for a premium. At the time of settlement, if the market price exceeds the fixed price of the call option, we pay the counterparty the excess on sold call options, and we receive the excess on bought call options. If the market price settles below the fixed price of the call option, no payment is due from either party.
•Costless Collars: These instruments have a set floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, we will cash-settle the difference with the counterparty.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swap positions at June 30, 2020:

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2020	NYMEX Henry Hub	357,000	$2.86

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2020	NYMEX WTI	3,000	$35.49

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2020	Mont Belvieu C3	1,500	$20.27
We sold call options in exchange for a premium, and used the associated premiums to enhance the fixed price for a portion of the fixed price natural gas swaps primarily for 2020 listed above. We had the following open sold call option positions at June 30, 2020:

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
2022	NYMEX Henry Hub	628,000	$2.90
2023	NYMEX Henry Hub	628,000	$2.90
We had the following open costless collar positions at June 30, 2020:

	Location	Daily Volume (MMBtu/day)	Weighted Average Floor Price	Weighted Average Ceiling Price
2021	NYMEX Henry Hub	250,000	$2.46	$2.81
As of June 30, 2020, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume (MMBtu/day)	Weighted Average Fixed Spread
Remaining 2020	Transco Zone 4	NYMEX Plus Fixed Spread	60,000	$(0.05)
Remaining 2020	Fixed Spread	ONEOK Minus NYMEX	10,000	$(0.54)
During the three months ended June 30, 2020, we early terminated oil fixed price swaps which represented approximately 6,000 BBls of oil per day for the remainder of 2020. The early termination resulted in a cash settlement of approximately $40.5 million.
In August 2020, we entered into natural gas fixed price swap contracts for the fourth quarter of 2020 covering approximately 100,000 MMBtu of natural gas per day at an average swap price of $2.38 per MMBtu.
Our fixed price swap contracts are tied to the commodity prices on NYMEX Henry Hub for natural gas and Mont Belvieu for propane, pentane and ethane. We will receive the fixed priced amount stated in the contract and pay to its counterparty the current market price as listed on NYMEX Henry Hub for natural gas or Mont Belvieu for propane, pentane and ethane.

Under our 2020 contracts, we have hedged approximately 59% to 63% of our estimated 2020 production. Such arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At June 30, 2020, we had a net asset derivative position of $3.3 million as compared to a net asset derivative position of $139.5 million as of June 30, 2019, related to our hedging portfolio. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $48.8 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $43.1 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Interest Rate Risk. Our revolving amended and restated credit agreement is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States, or, if the eurodollar rates are elected, the eurodollar rates. At June 30, 2020, we had $123.0 million in borrowings outstanding under our revolving credit facility which bore interest at a weighted average rate of 2.44%. As of June 30, 2020, we did not have any interest rate swaps to hedge our interest risks.

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
As of June 30, 2020, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.
Remediation Plan for the Material Weakness. Our management is actively engaged in the implementation of remediation efforts to address the material weakness identified in the fourth quarter of 2019. Specifically, our management is in the process of implementing new controls and processes over the evaluation and transfer of unevaluated costs to the amortizable base. Our management believes that these actions will remediate the material weakness in internal control over financial reporting.

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
In June 2020, Sam L. Carter, derivatively on behalf of the Company, filed an action against certain of our current and former executive officers and directors in the United States District Court for the District of Delaware. The complaint alleges that the defendants breached their fiduciary duties to the Company in connection with certain alleged materially false and misleading statements regarding our business and operations in violation of the federal securities laws. The complaint seeks to recover unspecified damages from the defendants, the implementation of specified corporate governance reforms, reasonable attorneys’ and experts’ fees, costs and expenses, and such other relief as may be deemed just and proper.

In December 2019, we filed a lawsuit against Stingray Pressure Pumping LLC, a subsidiary of Mammoth Energy (“Stingray”), for breach of contract and to terminate the Master Services Agreement for pressure pumping services, effective as of October 1, 2014, as amended (the “Master Services Agreement”), between Stingray and us. In March 2020, Stingray filed a counterclaim against us in the Superior Court of the State of Delaware. The counterclaim alleges that we have breached the Master Services Agreement. The counterclaim seeks actual damages, which the complaint calculates to be approximately 28 million as of June 2020 (such amount to increase each month), the payment of reasonable attorney fees and legal expenses and pre- and post-judgment interest as allowed, and such other and further relief which it may be justly entitled.
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
In October 2018, we submitted a Voluntary Disclosure document to the Oklahoma Department of Environmental Quality (ODEQ) stemming from improper air permitting at several sites in Midcon between 2014 and 2017. The sites were permitted by Vitruvian prior to our purchase of those assets. The sites were permitted utilizing the “permit by rule” regulation but actually required Title V air permits. We have agreed in a draft Consent Order to obtain the proper permits and to pay the costs from not having the proper permits in place in the amount of $180,000 to the ODEQ. The Order received final approval at the ODEQ and expects to be finalized in the third quarter of 2020.
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
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock or senior notes are described under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. The risk factors below updates our risk factors previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Any significant reduction in our borrowing base under our revolving credit facility as a result of periodic borrowing base redeterminations or otherwise or an inability to refinance our revolving credit facility prior to its maturity may negatively impact our ability to fund our operations, and we may not have sufficient funds to repay borrowings under our revolving credit facility if required as a result of a borrowing base redetermination.
In 2020, decreased demand for oil and natural gas as a result of the COVID-19 pandemic and the accompanying decrease in commodity prices has significantly reduced our ability to access capital markets and to refinance our existing indebtedness. Further, these conditions have made amendments or waivers to our revolving credit facility more difficult to obtain and available on terms less favorable to us. If depressed commodity prices persist or decline further, the borrowing base under our revolving credit facility could be further reduced at our next scheduled redetermination date in November 2020. Any such reduction would constrain our liquidity and may impair our ability to fund our planned capital expenditures and meet our obligations under our existing indebtedness. Further, a reduction in our capital expenditures would decrease our production, revenues, operating cash flow and EBITDA, which could limit our ability to comply with the restrictive covenants in our revolving credit facility and other existing indebtedness. Finally, our existing revolving credit facility matures in December 2021 and therefore will become a current liability at year end 2020 unless we are able to refinance the credit facility with a new credit facility or other financing. Considering the current state of the first lien market and our elevated leverage profile, there is substantial risk that a refinancing will not be available to us on reasonable terms. A current liability under the revolving credit facility at year end 2020 may result in a qualified audit opinion which could result in a default under the terms of the current revolving credit facility. As a result of these uncertainties, management has concluded that there is substantial doubt about our ability to continue as a going concern. Failure to meet our obligations under our existing indebtedness or failure to comply with any of our covenants, if not waived, would result in an event of default under such indebtedness and result in the potential acceleration of outstanding indebtedness thereunder and, with respect to the revolving credit facility, the potential foreclosure on the collateral securing such debt, and could cause a cross-default under our other outstanding indebtedness. Further, if the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of any such redetermination, we would be required to repay the excess. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

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
The recent outbreak of COVID-19 has affected, and may materially adversely affect, our business and financial and operating results. The severity, magnitude and duration of the current COVID-19 outbreak is uncertain, rapidly changing and hard to predict. Thus far in 2020, the outbreak has significantly impacted economic activity and markets around the world, and COVID-19 or another similar outbreak could negatively impact our business in numerous ways, including, but not limited to, the following:
•our revenue may be reduced if the outbreak results in an economic downturn or recession, as many experts predict, to the extent it leads to a prolonged decrease in the demand for natural gas and, to a lesser extent, NGL and oil;

•our operations may be disrupted or impaired, thus lowering our production level, if a significant portion of our employees or contractors are unable to work due to illness or if our field operations are suspended or temporarily shut-down or restricted due to control measures designed to contain the outbreak;
•the operations of our midstream service providers, on whom we rely for the transmission, gathering and processing of a significant portion of our produced natural gas, oil and NGL, may be disrupted or suspended in response to containing the outbreak, and/or the difficult economic environment may lead to the bankruptcy or closing of the facilities and infrastructure of our midstream service providers, which may result in substantial discounts in the prices we receive for our produced natural gas, oil and NGL or result in the shut-in of producing wells or the delay or discontinuance of development plans for our properties; and
•the disruption and instability in the financial markets and the uncertainty in the general business environment may affect our ability to execute on our business strategy, including our focus on reducing our leverage profile. If we are not able to successfully execute our plan to reduce our leverage profile, our high level of indebtedness could make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including their restrictive covenants, could result in a default under our revolving credit facility or the indentures governing our senior notes. Additionally, our credit ratings may be lowered, we may reduce or delay our planned capital expenditures or investments, and we may revise or delay our strategic plans.
We expect that the principal areas of operational risk for us are availability of service providers and supply chain disruption. Active development operations, including drilling and fracking operations, represent the greatest risk for transmission given the number of personnel and contractors on site. While we believe that we are following best practices under COVID-19 guidance, the potential for transmission still exists. In certain instances, it may be necessary or determined advisable for us to delay development operations.
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

We expect that we will be unable to meet our firm commitment delivery obligations under our firm transportation contracts relating to our Utica Shale or SCOOP acreage due to decreased developmental activities, which will result in fees and may have a material adverse effect on our operations.
As of June 30, 2020, we had entered into firm transportation contracts to deliver approximately 1,455,000 MMBtu per day for the remainder of 2020 and 2021, respectively. Under these firm transportation contracts, we are obligated to deliver minimum daily volumes or pay fees for any deficiencies in deliveries. As a result of the reduced production from our Utica Shale or SCOOP acreage due to decreased developmental activities, taking into consideration the current low commodity price environment, we expect that we will be unable to meet our obligations under the existing firm transportation contracts, resulting in fees, which may be significant and may have a material adverse effect on our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
        None.
Issuer Repurchases of Equity Securities
        Our common stock repurchase activity for the three months ended June 30, 2020 was as follows:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs (2)
April 2020	18,338	$0.72	—	$370,000,000
May 2020	—	$—	—	$370,000,000
June 2020	8,956	$1.69	—	$370,000,000
Total	27,294	$1.04	—

(1)
During the three months ended June 30, 2020, we repurchased and canceled 27,294 shares of our common stock at a weighted average price of $1.04 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards.

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

Incentive compensation program

In connection with a comprehensive review of the Company’s compensation programs and in consultation with its independent compensation consultant and legal advisors, the Board of Directors has determined that significant changes are appropriate to retain and motivate the Company’s employees as a result of the ongoing uncertainty and unprecedented disruption in the oil and gas industry. Accordingly, as of August 4, 2020, the Board has authorized a redesign of the incentive compensation program for the Company’s workforce, including for its current named executive officers: David M. Wood, Donnie Moore, Quentin R. Hicks, Patrick K. Craine and Michael Sluiter (the “executives”). Participation by the executives in the new compensation program is contingent upon forfeiture of (i) all unpaid amounts previously awarded pursuant to the 2020 Incentive Plan, (ii) all restricted stock units granted in 2020 and (iii) any award pursuant to the 2019 Executive Annual Incentive Compensation Program for 2020, other than payment of pro-rata bonuses earned for the period from January 1, 2020 through July 31, 2020 at the target level. Under the new compensation program, each executive’s target total variable compensation amount for 2020 (target annual bonus and long-term incentive, after adjusting the long-term incentive targets for each of Messrs. Hicks and Craine to 350% in recognition of increased workload), less any amounts previously paid pursuant to the 2020 Incentive Plan, will be paid as soon as practicable. Of this variable compensation amount, 50% will be subject to repayment on an after-tax basis in the event of the executive’s resignation without good reason or termination by the Company for cause prior to the earlier of July 31, 2021, a change in control or completion of a restructuring, and the remaining 50% will be subject to repayment on an after-tax basis if performance metrics established by the Board are not met over performance periods from August 1, 2020 through July 31, 2021.
Restricted stock dispositions to satisfy tax withholding obligations for Named Executive Officers
All shares noted below represent vested restricted stock units previously granted under Gulfport's equity incentive plan and were withheld by Gulfport to satisfy tax withholding obligations due upon settlement of the restricted stock units.
On February 26, 2020, the following named executive officers disposed of shares to satisfy tax withholding obligations:

Named Executive Officer	Restricted Stock Units
David M. Wood	43,557
Michael Sluiter	17,060
Additionally, on February 27, 2020, the following named executive officer disposed of shares to satisfy tax withholding obligations:

Named Executive Officer	Restricted Stock Units
Donnie Moore	19,498

ITEM 6.	EXHIBITS

INDEX OF EXHIBITS
		Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation.	8-K	000-19514	3.1	4/26/2006

3.2	Certificate of Amendment No. 1 to Restated Certificate of Incorporation.	10-Q	000-19514	3.2	11/6/2009

3.3	Certificate of Amendment No. 2 to Restated Certificate of Incorporation.	8-K	000-19514	3.1	7/23/2013

3.4	Second Amended and Restated Bylaws of Gulfport Energy Corporation	8-K	000-19514	3.1	2/27/2020

3.5	First Amendment to the Second Amended and Restated Bylaws of Gulfport Energy Corporation	8-K	001-19514	3.1	5/29/2020

3.6	Certificate of Designation of Series B Junior Participating Preferred Stock of Gulfport Energy Corporation	8-A	001-19514	3.1	4/30/2020

4.1	Form of Common Stock certificate.	SB-2	333-115396	4.1	7/22/2004

4.2	Indenture, dated as of April 21, 2015, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of the Company’s 6.625% Senior Notes due 2023).	8-K	000-19514	4.1	4/21/2015

4.3	Indenture, dated as of October 14, 2016, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of Gulfport Energy Corporation’s 6.000% Senior Notes due 2024).	8-K	000-19514	4.1	10/19/2016

4.4	Indenture, dated as of December 21, 2016, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of Gulfport Energy Corporation’s 6.375% Senior Notes due 2025).	8-K	000-19514	4.1	12/21/2016

4.5	Indenture, dated as of October 11, 2017, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of Gulfport Energy Corporation’s 6.375% Senior Notes due 2026).	8-K	000-19514	4.1	10/11/2017

4.6	Tax Benefits Preservation Plan, dated as of April 30, 2020, between Gulfport Energy Corporation and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-A	001-19514	4.1	4/30/2020

10.1+	Gulfport Energy Corporation 2020 Incentive Plan.	8-K	000-19514	10.1	3/17/2020

10.2+	Form of 2020 Cash Award under Gulfport Energy Corporation 2020 Incentive Plan.	8-K	000-19514	10.2	3/17/2020

10.3
Fifteenth Amendment to the Amended and Restated Credit Agreement, dated as of May 1, 2020, between Gulfport Energy Corporation, as Borrower, the Bank of Nova Scotia, as Administrative Agent and the lenders party thereto
X

10.4	Sixteenth Amendment to the Amended and Restated Credit Agreement, dated as of July 27, 2020, between Gulfport Energy Corporation, as Borrower, the Bank of Nova Scotia, as Administrative Agent and the lenders party thereto	8-K	001-19514	10.1	7/30/2020

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

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
Date: August 6, 2020

GULFPORT ENERGY CORPORATION

By:	/s/ Quentin Hicks
Quentin Hicks Executive Vice President & Chief Financial Officer