Form 10-Q
period 2020-09-30
GULFPORT ENERGY CORP
filed 2020-11-09
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-19514

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2020, 160,762,186 shares of the registrant’s common stock were outstanding.

GULFPORT ENERGY CORPORATION

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$51,043	$6,060
Accounts receivable—oil and natural gas sales	92,443	121,210
Accounts receivable—joint interest and other	15,421	47,975
Prepaid expenses and other current assets	51,187	4,431
Short-term derivative instruments	6,245	126,201
Total current assets	216,339	305,877
Property and equipment:
Oil and natural gas properties, full-cost accounting, $1,526,941 and $1,686,666 excluded from amortization in 2020 and 2019, respectively	10,786,305	10,595,735
Other property and equipment	95,921	96,719
Accumulated depletion, depreciation, amortization and impairment	(8,779,704)	(7,228,660)
Property and equipment, net	2,102,522	3,463,794
Other assets:
Equity investments	16,560	32,044
Long-term derivative instruments	1,098	563
Deferred tax asset	—	7,563
Operating lease assets	2,012	14,168
Operating lease assets—related parties	—	43,270
Other assets	37,028	15,540
Total other assets	56,698	113,148
Total assets	$2,375,559	$3,882,819
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$295,359	$415,218
Short-term derivative instruments	24,164	303
Current portion of operating lease liabilities	1,757	13,826
Current portion of operating lease liabilities—related parties	—	21,220
Current maturities of long-term debt	656	631
Total current liabilities	321,936	451,198
Long-term derivative instruments	63,803	53,135
Asset retirement obligation	62,935	60,355
Uncertain tax position liability	3,371	3,127
Non-current operating lease liabilities	255	342
Non-current operating lease liabilities—related parties	—	22,050
Long-term debt, net of current maturities	2,068,036	1,978,020
Total liabilities	2,520,336	2,568,227
Commitments and contingencies (Note 9)
Preferred stock - $0.01 par value; 5.0 million shares authorized (30 thousand authorized as redeemable 12% cumulative preferred stock, Series A), and none issued and outstanding	—	—
Stockholders’ equity:
Common stock - $0.01 par value, 200.0 million shares authorized, 160.8 million issued and outstanding at September 30, 2020 and 159.7 million at December 31, 2019	1,607	1,597
Paid-in capital	4,212,241	4,207,554
Accumulated other comprehensive loss	(51,330)	(46,833)
Accumulated deficit	(4,307,295)	(2,847,726)
Total stockholders’ equity	(144,777)	1,314,592
Total liabilities and stockholders’ equity	$2,375,559	$3,882,819

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
REVENUES:
Natural gas sales	$155,163	$269,798	$456,859	$876,411
Oil and condensate sales	16,012	24,550	47,553	93,942
Natural gas liquid sales	18,824	20,324	45,989	78,136
Net (loss) gain on natural gas, oil and NGL derivatives	(53,823)	27,074	71,414	178,169
Total Revenues	136,176	341,746	621,815	1,226,658
OPERATING EXPENSES:
Lease operating expenses	15,274	22,473	46,946	64,668
Production taxes	4,028	6,565	12,432	22,584
Midstream gathering and processing expenses	110,567	135,006	334,789	382,643
Depreciation, depletion and amortization	51,551	163,270	194,369	406,654
Impairment of oil and natural gas properties	270,874	571,442	1,357,099	571,442
General and administrative expenses	20,524	13,198	46,546	34,982
Restructuring and liability management	8,984	—	9,601	—
Accretion expense	774	747	2,270	3,173
Total Operating Expenses	482,576	912,701	2,004,052	1,486,146
LOSS FROM OPERATIONS	(346,400)	(570,955)	(1,382,237)	(259,488)
OTHER EXPENSE (INCOME):
Interest expense	34,321	35,556	99,677	107,595
Interest income	(52)	(338)	(282)	(649)
Gain on debt extinguishment	—	(23,600)	(49,579)	(23,600)
Loss from equity method investments, net	153	43,082	10,987	164,391
Other expense	141	3,194	9,239	3,757
Total Other Expense	34,563	57,894	70,042	251,494
LOSS BEFORE INCOME TAXES	(380,963)	(628,849)	(1,452,279)	(510,982)
Income Tax (Benefit) Expense	—	(144,047)	7,290	(323,378)
NET LOSS	$(380,963)	$(484,802)	$(1,459,569)	$(187,604)
NET LOSS PER COMMON SHARE:
Basic	$(2.37)	$(3.04)	$(9.12)	$(1.17)
Diluted	$(2.37)	$(3.04)	$(9.12)	$(1.17)
Weighted average common shares outstanding—Basic	160,683	159,548	160,053	160,554
Weighted average common shares outstanding—Diluted	160,683	159,548	160,053	160,554

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net loss	$(380,963)	$(484,802)	$(1,459,569)	$(187,604)
Foreign currency translation adjustment	3,661	(2,064)	(4,497)	5,347
Other comprehensive income (loss)	3,661	(2,064)	(4,497)	5,347
Comprehensive loss	$(377,302)	$(486,866)	$(1,464,066)	$(182,257)

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands)
Balance at January 1, 2020	159,711	$1,597	$4,207,554	$(46,833)	$(2,847,726)	$1,314,592
Net Loss	—	—	—	—	(517,538)	(517,538)
Other Comprehensive Loss	—	—	—	(15,030)	—	(15,030)
Stock Compensation	—	—	2,104	—	—	2,104
Shares Repurchased	(80)	(1)	(78)	—	—	(79)
Issuance of Restricted Stock	211	2	(2)	—	—	—
Balance at March 31, 2020	159,842	$1,598	$4,209,578	$(61,863)	$(3,365,264)	$784,049
Net Loss	—	—	—	—	(561,068)	(561,068)
Other Comprehensive Income	—	—	—	6,872	—	6,872
Stock Compensation	—	—	1,515	—	—	1,515
Shares Repurchased	(27)	—	(28)	—	—	(28)
Issuance of Restricted Stock	301	3	(3)	—	—	—
Balance at June 30, 2020	160,116	$1,601	$4,211,062	$(54,991)	$(3,926,332)	$231,340
Net Loss	—	—	—	—	(380,963)	(380,963)
Other Comprehensive Income	—	—	—	3,661	—	3,661
Stock Compensation	—	—	1,314	—	—	1,314
Shares Repurchased	(136)	(2)	(127)	—	—	(129)
Issuance of Restricted Stock	782	8	(8)	—	—	—
Balance at September 30, 2020	160,762	$1,607	$4,212,241	$(51,330)	$(4,307,295)	$(144,777)
(Continued on next page)

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(Unaudited)

			Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands)
Balance at January 1, 2019	162,986	$1,630	$4,227,532	$(56,026)	$(845,368)	$3,327,768
Net Income	—	—	—	—	62,242	62,242
Other Comprehensive Income	—	—	—	3,801	—	3,801
Stock Compensation	—	—	2,785	—	—	2,785
Shares Repurchased	(3,619)	(37)	(28,293)	—	—	(28,330)
Issuance of Restricted Stock	55	1	(1)	—	—	—
Balance at March 31, 2019	159,422	$1,594	$4,202,023	$(52,225)	$(783,126)	$3,368,266
Net Income	—	—	—	—	234,956	234,956
Other Comprehensive Income	—	—	—	3,610	—	3,610
Stock Compensation	—	—	2,846	—	—	2,846
Shares Repurchased	(297)	(3)	(2,267)	—	—	(2,270)
Issuance of Restricted Stock	271	3	(3)	—	—	—
Balance at June 30, 2019	159,396	$1,594	$4,202,599	$(48,615)	$(548,170)	$3,607,408
Net Loss	—	—	—	—	(484,802)	(484,802)
Other Comprehensive Loss	—	—	—	(2,064)	—	(2,064)
Stock Compensation	—	—	2,651	—	—	2,651
Shares Repurchased	(36)	—	(89)	—	—	(89)
Issuance of Restricted Stock	349	3	(3)	—	—	—
Balance at September 30, 2019	159,709	$1,597	$4,205,158	$(50,679)	$(1,032,972)	$3,123,104

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,459,569)	$(187,604)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	194,369	406,654
Impairment of oil and natural gas properties	1,357,099	571,442
Loss from equity investments	10,987	164,532
Gain on debt extinguishment	(49,579)	(23,600)
Net gain on derivative instruments	(71,414)	(178,169)
Net cash receipts on settled derivative instruments	225,364	80,744
Deferred income tax expense (benefit)	7,290	(323,378)
Other, net	12,753	15,242
Changes in operating assets and liabilities:
Decrease in accounts receivable—oil and natural gas sales	28,767	97,543
Decrease (increase) in accounts receivable—joint interest and other	32,827	(18,830)
(Increase) decrease in prepaid expenses and other current assets	(45,620)	4,359
(Decrease) increase in accounts payable and accrued liabilities	(40,552)	8,567
Other, net	(2,721)	(147)
Net cash provided by operating activities	200,001	617,355
Cash flows from investing activities:
Additions to oil and natural gas properties	(337,979)	(646,535)
Proceeds from sale of oil and natural gas properties	46,932	10,864
Additions to other property and equipment	(591)	(4,694)
Proceeds from sale of other property and equipment	942	204
Contributions to equity method investments	—	(432)
Distributions from equity method investments	—	1,945
Net cash used in investing activities	(290,696)	(638,648)
Cash flows from financing activities:
Principal payments on borrowings	(372,484)	(550,500)
Borrowings on line of credit	531,857	640,000
Repurchases of senior notes	(22,827)	(79,480)
Payments for repurchases of stock under approved stock repurchase program	—	(30,000)
Other, net	(868)	(900)
Net cash provided by (used in) financing activities	135,678	(20,880)
Net increase (decrease) in cash, cash equivalents and restricted cash	44,983	(42,173)
Cash, cash equivalents and restricted cash at beginning of period	6,060	52,297
Cash, cash equivalents and restricted cash at end of period	$51,043	$10,124
Supplemental disclosure of cash flow information:
Interest payments	$73,979	$85,272
Income tax receipts	$—	$(1,794)
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$2,189	$3,313
Asset retirement obligation capitalized	$2,343	$6,846
Asset retirement obligation removed due to divestiture	$(2,033)	$(30,035)
Interest capitalized	$907	$2,782
Fair value of contingent consideration asset on date of divestiture	$23,090	$1,137
Foreign currency translation (loss) gain on equity method investments	$(4,497)	$5,347
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
The consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes included in the Company’s most recent annual report on Form 10-K. Results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year.
Certain reclassifications have been made to prior period financial statements and related disclosures to conform to current period presentation. These reclassifications have no impact on previous reported total assets, total liabilities, net loss or total operating cash flows.
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
Gulfport remains focused on protecting the health and well-being of its employees and the communities in which it operates while assuring the continuity of its business operations. The Company implemented preventative measures and developed corporate and field response plans to minimize unnecessary risk of exposure and prevent infection. Additionally, the Company has a crisis management team for health, safety and environmental matters and personnel issues, and has established a COVID-19 Response Team to address various impacts of the situation, as they have been developing. Gulfport has modified certain business practices (including remote working for its corporate employees and restricted employee business travel) to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization and other governmental and regulatory authorities. In May 2020, the Company began its phased transition back to the office for its corporate employees. As part of this transition, the Company put into place preventative measures to focus on social distancing and minimizing unnecessary risk of exposure. As of the date of this filing, Gulfport has transitioned the vast majority of its employees back to the corporate office; however, the Company continues to provide a balanced work schedule that allows for a significant portion of the work week to be performed remotely. The Company will continue to monitor trends and governmental guidelines and may adjust its return to office plans accordingly to ensure the health and safety of its employees. As a result of its business continuity measures, the Company has not experienced significant disruptions in executing its business operations in 2020.
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

Industry Conditions, Liquidity, Management's Plans and Going Concern
Decreased demand for oil and natural gas as a result of the COVID-19 pandemic has put further downward pressure on commodity pricing. In the current depressed commodity price environment and period of economic uncertainty, the Company has taken the following operational and financial measures in 2020 to improve its balance sheet and preserve liquidity:
•Reduced 2020 capital spending by more than 50% as compared to 2019
•Focused on operational efficiencies to reduce operating costs; including significant improvements in development and completion costs per lateral foot
•Repurchased $73.3 million of unsecured notes at a discount
•Evaluated economics across our portfolio and shut-in certain non-economical production in the second quarter of 2020
•Reduced corporate general and administrative costs significantly through pay reductions, furloughs and reductions in force.
Although management’s actions listed above have helped to improve the Company's liquidity and leverage profile, continued macro headwinds including the depressed state of energy capital markets and the extraordinarily low commodity price environments present significant risks to the Company's ability to fund its operations going forward. Additionally, subsequent to September 30, 2020, on October 8, 2020, the Company's borrowing base under its revolving credit facility was reduced for the second time during 2020. The October redetermination reduced the Company's borrowing base from $700 million to $580 million, thereby significantly reducing available liquidity.
Considering the factors above, there is substantial doubt about the Company’s ability to maintain, repay, refinance or restructure its $2.1 billion of long-term debt. The Company elected not to make an interest payment of $17.4 million due October 15, 2020 on its 6.000% senior unsecured notes maturing 2024 (the “2024 Notes”). The Company elected not to make an interest payment of $10.8 million due November 2, 2020 on its 6.625% senior unsecured notes maturing 2023 (the "2023 Notes"). The elections to defer the interest payments do not constitute an “Event of Default” as defined under the indentures governing the 2024 Notes and 2023 Notes (the “Indentures”) if the interest payments are made within 30 days of the due date. If the Company does not make such interest payments within such 30-day period, there will be an event of default under the Indentures upon expiration of the grace period and there can be no assurance that it will have sufficient funds to pay such interest payments prior to such time.
Additionally, on October 15, 2020, the Company entered into the First Forbearance Agreement and Amendment to the Amended and Restated Credit Agreement (the "First Forbearance Agreement"). Pursuant to the First Forbearance Agreement, the lender parties have agreed to (i) temporarily waive any default in connection with the non-payment of interest on the 2024 Notes within 30 days of becoming due (the “Specified Default”) prior to its occurrence without any further action and (ii) forbear from exercising certain of their default-related rights and remedies against the Company and the other loan parties with respect to any default in connection with the Specified Default, in each case, until the earlier of October 29, 2020 or another event that would trigger the end of the forbearance period. On October 26, 2020, the Company entered into the Second Forbearance Agreement and Amendment to Amended and Restated Credit Agreement (the "Second Forbearance Agreement"), which extends the First Forbearance Agreement. Pursuant to the Second Forbearance Agreement, the lender parties have agreed to (i) temporarily waive any default in connection with the Specified Default prior to its occurrence without any further action, (ii) expand the definition of "Specified Default" to include the failure to make the interest payment on the 2023 Notes within 30 days of becoming due and (iii) extend the agreement to forbear from exercising certain of their default-related rights and remedies against the Company and the other loan parties with respect to any default in connection with the Specified Default, in each case, until the earlier of November 13, 2020 or another event that would trigger the end of the forbearance period.
Moreover, the Company's existing revolving credit facility matures in December 2021 and therefore will become a current liability at year end 2020 unless the Company is able to refinance the credit facility with a new credit facility or other financing. Considering the current state of the first lien market and the Company's elevated leverage profile, there is substantial risk that a refinancing will not be available to the Company on reasonable terms. A current liability under the revolving credit facility at year end 2020 may result in a qualified audit opinion which could result in a default under the terms of the current revolving credit facility.

Failure to meet the Company's obligations under its existing indebtedness or failure to comply with any of its covenants, if not waived, would result in an event of default under such indebtedness and result in the potential acceleration of outstanding indebtedness thereunder and, with respect to the revolving credit facility, the potential foreclosure on the collateral securing such debt, and could cause a cross-default under its other outstanding indebtedness. As a result of these uncertainties and other factors, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern over the next twelve months from the issuance of these financial statements.
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
Impact on Previously Reported Results
During the third quarter of 2020, the Company identified that certain transportation activities during the three and nine months ended September 30, 2019 were misclassified between "natural gas sales" and "midstream gathering and processing expenses" on its consolidated statements of operations. The Company assessed the materiality of this presentation on prior periods’ consolidated financial statements in accordance with the SEC Staff Accounting Bulletin No. 99, “Materiality”, codified in Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections.” Based on this assessment, the Company concluded that the correction is not material to any previously issued financial statements. The correction had no impact on its consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of stockholders' equity or consolidated statements of cash flows. Additionally, the error had no impact on net loss or net loss per share. The Company will conform presentation of previously reported consolidated statements of operations and condensed consolidating statements of operations in future filings. The following tables present the effect of the correction on all affected line items of our previously issued consolidated financial statements of operations for the three and nine months ended September 30, 2019.

	Three months ended September 30, 2019
	As Reported	Adjustments	As Revised
	(In thousands)
Natural gas sales	$213,227	$56,571	$269,798
Total Revenues	$285,175	$56,571	$341,746
Midstream gathering and processing expenses	$78,435	$56,571	$135,006
Total Operating Expenses(1)	$856,130	$56,571	$912,701

	Nine months ended September 30, 2019
	As Reported	Adjustments	As Revised
	(In thousands)
Natural gas sales	$714,500	$161,911	$876,411
Total Revenues	$1,064,747	$161,911	$1,226,658
Midstream gathering and processing expenses	$220,732	$161,911	$382,643
Total Operating Expenses(1)	$1,324,235	$161,911	$1,486,146

(1)	Reflects additional immaterial presentation change made in the fourth quarter of 2019.

Recently Adopted Accounting Standards
On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted the new standard using the prospective transition method, and it did not have a material impact on the Company's consolidated financial statements and related disclosures.
2.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated depletion, depreciation, amortization ("DD&A") and impairment as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Oil and natural gas properties	$10,786,305	$10,595,735
Accumulated DD&A and impairment	(8,735,750)	(7,191,957)
Oil and natural gas properties, net	2,050,555	3,403,778
Other depreciable property and equipment	91,101	91,198
Land	4,820	5,521
Accumulated DD&A	(43,954)	(36,703)
Other property and equipment, net	51,967	60,016
Property and equipment, net	$2,102,522	$3,463,794

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. At September 30, 2020, the net book value of the Company's oil and gas properties was above the calculated ceiling primarily as a result of reduced commodity prices for the period leading up to September 30, 2020. As a result, the Company was required to record impairments of its oil and natural gas properties of $270.9 million and $1.4 billion for the three and nine months ended September 30, 2020, respectively. The Company was required to record impairments of its oil and natural gas properties of $571.4 million in each of the three and nine months ended September 30, 2019.
Based on prices for the last nine months and the short-term pricing outlook for the fourth quarter of 2020, recognition of an additional full cost impairment in the fourth quarter of 2020 is possible. The amount of any future impairments is difficult to predict as it depends on future commodity prices, production rates, proved reserves, evaluation of costs excluded from amortization, future development costs and production costs. Any future full cost impairments are not expected to have an impact to the Company's future cash flows or liquidity.
General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other costs associated with overseeing exploration and development activities. All general and administrative costs not directly associated with exploration and development activities are charged to expense as they are incurred. Capitalized general and administrative costs were approximately $6.2 million and $19.8 million for the three and nine months ended September 30, 2020, respectively, and $9.8 million and $26.3 million for the three and nine months ended September 30, 2019, respectively.

The following table summarizes the Company’s unevaluated properties excluded from amortization by area at September 30, 2020:

September 30, 2020
(In thousands)
Utica	$850,643
SCOOP	674,280
Other	2,018
$1,526,941
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
Asset Retirement Obligation
A reconciliation of the Company’s asset retirement obligation for the nine months ended September 30, 2020 and 2019 is as follows:

	September 30, 2020	September 30, 2019
	(In thousands)
Asset retirement obligation, beginning of period	$60,355	$79,952
Liabilities incurred	2,343	5,769
Liabilities settled	—	(117)
Liabilities removed due to divestitures	(2,033)	(30,035)
Accretion expense	2,270	3,173
Revisions in estimated cash flows	—	1,077
Asset retirement obligation as of end of period	$62,935	$59,819
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

4.EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of September 30, 2020 and December 31, 2019:

		Carrying value		(Loss) income from equity method investments
	Approximate ownership %	September 30, 2020	December 31, 2019	Three months ended September 30,		Nine months ended September 30,
				2020	2019	2020	2019
		(In thousands)
Investment in Grizzly Oil Sands ULC	24.6%	$16,521	$21,000	$(153)	$(41)	$(341)	$(380)
Investment in Mammoth Energy Services, Inc.	21.5%	—	11,005	—	(43,041)	(10,646)	(166,096)
Investment in Windsor Midstream LLC	22.5%	39	39	—	—		—
Investment in Tatex Thailand II, LLC	23.5%	—	—	—	—	—	2,085
		$16,560	$32,044	$(153)	$(43,082)	$(10,987)	$(164,391)
The tables below summarize financial information for the Company’s equity investments as of September 30, 2020 and December 31, 2019.
Summarized balance sheet information:

	September 30, 2020	December 31, 2019

	(In thousands)
Current assets	$463,853	$421,326
Noncurrent assets	$1,086,150	$1,260,075
Current liabilities	$115,976	$132,569
Noncurrent liabilities	$161,183	$163,241
Summarized results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Gross revenue	$70,534	$113,417	$228,026	$557,375
Net (loss) income	$2,808	$(35,730)	$(97,145)	$(15,046)
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings Inc. (“Grizzly Holdings”), owns an approximate 24.6% interest in Grizzly Oil Sands ULC (“Grizzly”), a Canadian unlimited liability company. The remaining interest in Grizzly is owned by Grizzly Oil Sands Inc. As of September 30, 2020, Grizzly had approximately 830,000 acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. The Company reviewed its investment in Grizzly for impairment at September 30, 2020 and 2019 and determined no impairment was required. The Company paid $0.4 million in cash calls during the nine months ended September 30, 2019 prior to its election to cease funding further capital calls. Grizzly’s functional currency is the Canadian dollar. The Company’s investment in Grizzly increased by $3.7 million as a result of a foreign currency translation gain and decreased by $4.1 million as a result of a foreign currency translation loss for the three and nine months ended September 30, 2020, respectively. The Company's investment in Grizzly was decreased by a $2.0 million foreign currency translation loss and increased by a $5.2 million foreign currency translation gain for the three and nine months ended September 30, 2019, respectively.

Mammoth Energy Services, Inc.
At September 30, 2020, the Company owned 9,829,548 shares, or approximately 21.5%, of the outstanding common stock of Mammoth Energy Services, Inc. ("Mammoth Energy"). The approximate fair value of the Company's investment in Mammoth Energy at September 30, 2020 was $15.7 million based on the quoted market price of Mammoth Energy's common stock.
At March 31, 2020, the Company's share of net loss of Mammoth was in excess of the carrying value of its investment. As such, the Company's investment value was reduced to zero at March 31, 2020. During the third quarter of 2020, the Company's share of net loss of Mammoth continued to be in excess of the carrying value of its investment and, therefore, the Company's investment value remained at zero at September 30, 2020.
The Company received no distributions from Mammoth Energy during the nine months ended September 30, 2020 and distributions of $2.5 million during the nine months ended September 30, 2019 as a result of $0.125 per share dividend in February 2019 and May 2019. The (loss) income from equity method investments presented in the table above reflects any intercompany profit eliminations.
Windsor Midstream LLC
At September 30, 2020, the Company held a 22.5% interest in Windsor Midstream LLC (“Midstream”), an entity controlled and managed by an unrelated third party. The Company received no distributions from Midstream during the nine months ended September 30, 2020.
Tatex Thailand II, LLC
The Company has an indirect ownership interest in Tatex Thailand II, LLC ("Tatex") and received no distributions and $2.1 million in distributions from Tatex during the nine months ended September 30, 2020 and 2019, respectively. Tatex previously held an 8.5% interest in APICO, LLC (“APICO”), an international oil and gas exploration company, before selling its interest in June 2019. APICO has a reserve base located in Southeast Asia through its ownership of concessions covering approximately 108,000 acres which includes the Phu Horm Field.
5.LONG-TERM DEBT
Long-term debt consisted of the following items as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In thousands)
Revolving credit agreement(1)	$279,857	$120,000
6.625% senior unsecured notes due 2023	324,583	329,467
6.000% senior unsecured notes due 2024	579,568	603,428
6.375% senior unsecured notes due 2025	507,870	529,525
6.375% senior unsecured notes due 2026	374,617	397,529
Net unamortized debt issuance costs(2)	(19,772)	(23,751)
Construction loan	21,969	22,453
Less: current maturities of long term debt	(656)	(631)
Debt reflected as long term	$2,068,036	$1,978,020
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
On July 27, 2020, the Company entered into the sixteenth amendment to the Amended and Restated Credit Agreement. Among other changes, the Sixteenth Amendment amends the Credit Agreement to: (i) require that, in the event of any issuances of Senior Notes, including Second Lien Notes, after the effective date, the then effective borrowing base will be reduced by a variable amount prescribed in the Credit Agreement to the extent the proceeds are not used to satisfy previously issued senior notes within 90 days of such issuance; (ii) require that each Loan Notice specify the amount of the then effective Borrowing Base and Pro Forma Borrowing Base, the Aggregate Elected Commitment Amount, and the current Total Outstandings, both with and without regard to the requested Borrowing; (iii) permit the Borrower or any Restricted Subsidiary to enter into obligations in connection with a Permitted Bond Hedge Transaction or Permitted Warrant Transaction; (iv) permit the Borrower to make any payments of Senior Notes and Subordinated Obligation prior to their scheduled maturity, in any event not to exceed $750 million or, if lesser, the net cash proceeds of any Senior Notes issued within 90 days before such payment; (v) require that the Senior Notes have a stated maturity date of no earlier than March 13, 2024, as well as not require payment of principal prior to such date, in order for the Borrower to be permitted to secure indebtedness under the Senior Notes; (vi) permit certain additional liens securing obligations in respect of the incurrence or issuance of any Permitted Refinancing Notes (as such term is defined in the Credit Agreement) not to exceed $750 million, subject to the terms of an intercreditor agreement; and (vii) amend and restate the Applicable Rate Grid.
As of September 30, 2020, $279.9 million was outstanding under the revolving credit facility and the total availability for future borrowings under this facility, after giving effect to an aggregate of $320.0 million letters of credit, was $100.1 million. The Company’s wholly owned subsidiaries have guaranteed the obligations of the Company under the revolving credit facility.
At September 30, 2020, amounts borrowed under the revolving credit facility bore interest at a weighted average rate of 2.90%. The Company was in compliance with its financial covenants under the revolving credit facility at September 30, 2020.
(2) Loan issuance costs related to the 2023 Notes, the 2024 Notes, the 6.375% Senior Notes due 2025 (the "2025 Notes") and the 6.375% Senior Notes due 2026 (the "2026 Notes") (collectively the “Notes”) have been presented as a reduction to the principal amount of the Notes. At September 30, 2020, total unamortized debt issuance costs were $2.6 million for the 2023 Notes, $5.7 million for the 2024 Notes, $8.1 million for the 2025 Notes and $3.3 million for the 2026 Notes. In addition, loan commitment fee costs for the Company's construction loan agreement were $0.1 million at September 30, 2020.
The Company capitalized approximately $0.2 million and $0.9 million in interest expense to its unevaluated oil and natural gas properties during the three and nine months ended September 30, 2020, respectively. The Company capitalized approximately $1.0 million and $2.8 million in interest expense to its unevaluated oil and natural gas properties during the three and nine months ended September 30, 2019, respectively.
Debt Repurchases
In 2019, the Company's Board of Directors authorized $200 million of cash to be used to repurchase its senior notes in the open market at discounted values to par. The Company used borrowings under its revolving credit facility to repurchase in the open market $73.3 million aggregate principal amount of its outstanding Notes for $22.8 million during the nine months ended September 30, 2020. The Company recognized a $49.6 million gain on debt extinguishment, which included retirement of unamortized issuance costs and fees associated with the repurchased debt, during the nine months ended September 30, 2020. This gain is included in gain on debt extinguishment in the accompanying consolidated statements of operations. On May 1, 2020, further repurchases under this program were limited due to the agreements entered into under the fifteenth amendment to the Amended and Restated Credit Agreement of the Company's credit facility. As such, there were no repurchases during the three months ended September 30, 2020.
Fair Value of Debt
At September 30, 2020, the carrying value of the outstanding debt represented by the Notes was approximately $1.8 billion. Based on the quoted market prices (Level 1), the fair value of the Notes was determined to be approximately $1.1 billion at September 30, 2020.

Subsequent Event
On October 8, 2020, the Company's borrowing base under its revolving credit facility was reduced for the second time during 2020. The October redetermination reduced the Company's borrowing base from $700 million to $580 million, thereby significantly reducing available liquidity.
Additionally, the Company elected not to make an interest payment of $17.4 million due October 15, 2020 on the 2024 Notes. The Company elected not to make an interest payment of $10.8 million due November 2, 2020 on the 2023 Notes. The elections to defer the interest payments do not constitute an “Event of Default” as defined under the Indentures if the interest payments are made within 30 days of the due date. If the Company does not make such interest payments within such 30-day period, there will be an event of default under the Indentures upon expiration of the grace period and there can be no assurance that it will have sufficient funds to pay such interest payments prior to such time.
Additionally, on October 15, 2020, the Company entered into the First Forbearance Agreement. Pursuant to the First Forbearance Agreement, the lender parties have agreed to (i) temporarily waive any default in connection with the non-payment of interest on the 2024 Notes within 30 days of becoming due prior to its occurrence without any further action and (ii) forbear from exercising certain of their default-related rights and remedies against the Company and the other loan parties with respect to any default in connection with the Specified Default, in each case, until the earlier of October 29, 2020 or another event that would trigger the end of the forbearance period. On October 26, 2020, the Company entered into the Second Forbearance Agreement, which extends the First Forbearance Agreement. Pursuant to the Second Forbearance Agreement, the lender parties have agreed to (i) temporarily waive any default in connection with the Specified Default prior to its occurrence without any further action, (ii) expand the definition of "Specified Default" to include the failure to make the interest payment on the 2023 Notes within 30 days of becoming due and (iii) extend the agreement to forbear from exercising certain of their default-related rights and remedies against the Company and the other loan parties with respect to any default in connection with the Specified Default, in each case, until the earlier of November 13, 2020 or another event that would trigger the end of the forbearance period.
As of November 5, 2020, $355.5 million was outstanding under the revolving credit facility, after giving effect to an aggregate of $243.7 million letters of credit outstanding, the Company had no availability under its revolver. As of November 5, 2020, the Company had $61.7 million in cash on hand to fund ongoing operations.
6.CHANGES IN CAPITALIZATION
Stock Repurchases
In January 2019, the Company's Board of Directors approved a stock repurchase program to acquire a portion of the Company's outstanding common stock within a 24-month period. The program was suspended in the fourth quarter of 2019, and the May 1, 2020 amendment to the Company's revolving credit facility prohibits further stock repurchases. As a result, the Company did not repurchase any shares under the program during 2020, and repurchased approximately 3.8 million shares for a cost of approximately $30.0 million during the nine months ended September 30, 2019.
Additionally, during the three and nine months ended September 30, 2020, the Company repurchased approximately 136,000 and 243,000 shares, respectively, for a cost of $0.1 million and $0.2 million, respectively, to satisfy tax withholding requirements incurred upon the vesting of restricted stock. During the three and nine months ended September 30, 2019, the Company repurchased approximately 36,000 and 123,000 shares, respectively, for a cost of approximately $0.1 million and $0.7 million, respectively, to satisfy tax withholding requirements incurred upon the vesting of restricted stock. All repurchased shares have been canceled and returned to the status of authorized but unissued shares.
7.STOCK-BASED COMPENSATION
The Company has granted restricted stock units to employees and directors pursuant to the 2019 Amended and Restated Incentive Stock Plan ("2019 Plan"), as discussed below. In August 2020, all of the outstanding stock-based compensation issued to executives and the Board of Directors during 2020 was canceled and replaced with cash retention incentives, as discussed below. During the three and nine months ended September 30, 2020, the Company’s stock-based compensation cost was $8.9 million and $13.2 million, respectively, of which the Company capitalized $0.3 million and $2.2 million, respectively, relating to its exploration and development efforts. During the three and nine months ended September 30, 2019, the Company’s stock-based compensation cost was $2.7 million and $8.3 million, respectively, of which the Company capitalized

$1.1 million and $3.3 million, respectively, relating to its exploration and development efforts. Stock compensation costs, net of the amounts capitalized, are included in general and administrative expenses in the accompanying consolidated statements of operations.
The following table summarizes restricted stock unit activity for the nine months ended September 30, 2020:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2020	4,098,318	$4.73	1,783,660	$2.96
Granted	3,069,521	0.85	—	—
Vested	(1,294,285)	5.73	—	—
Forfeited/canceled	(4,166,493)	1.67	(943,065)	1.98
Unvested shares as of September 30, 2020	1,707,061	$4.73	840,595	$4.07
Restricted Stock Units
Restricted stock units awarded under the 2019 Plan generally vest over a period of one year in the case of directors and three years in the case of employees and vesting is dependent upon the recipient meeting applicable service requirements. Stock-based compensation costs are recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of grant. Unrecognized compensation expense as of September 30, 2020 related to restricted stock units was $6.4 million. The expense is expected to be recognized over a weighted average period of 1.52 years.
Performance Vesting Restricted Stock Units
The Company has awarded performance vesting units to certain of its executive officers under the 2019 Plan. The number of shares of common stock issued pursuant to the award will be based on relative total shareholder return ("RTSR"). RTSR is an incentive measure whereby participants will earn from 0% to 200% of the target award based on the Company’s RTSR ranking compared to the RTSR of the companies in the Company’s designated peer group at the end of the performance period. Awards will be earned and vested over a performance period measured from January 1, 2019 to December 31, 2021, subject to earlier termination of the performance period in the event of a change in control. Unrecognized compensation expense as of September 30, 2020 related to performance vesting restricted shares was $1.7 million. The expense is expected to be recognized over a weighted average period of 1.51 years.
Cash Incentive Awards
On March 16, 2020, the Board of Directors of the Company approved the Company's 2020 Incentive Plan (the "2020 Incentive Plan"). The 2020 Incentive Plan provided for incentive compensation opportunities ("Incentive Awards") for select employees of the Company that were tied to the achievement of one or more performance goals relating to certain financial and operational metrics over a period of time. During March 2020, the Company awarded Incentive Awards to certain of its executive officers under the 2020 Incentive Plan. The cash amount of each award to be ultimately received was based on the attainment of certain financial, operational and total shareholder return performance targets and was subject to the recipient's continuous employment. The Incentive Awards were considered liability awards as the ultimate amount of the award was based, at least in part, on the price of the Company's shares, and as such, were remeasured to fair value at the end of each reporting period. In August 2020 all previous unpaid amounts related to the Incentive Awards issued under the 2020 Incentive Plan were canceled and replaced with cash retention incentives, as discussed below.
2020 Compensation Adjustments
On August 4, 2020, the Company's Board of Directors authorized a redesign of the incentive compensation program for the Company's workforce, including for its current named executive officers. In connection with a comprehensive review of the Company’s compensation programs and in consultation with its independent compensation consultant and legal advisors, the Board of Directors determined that significant changes were appropriate to retain and motivate the Company’s employees as a result of the ongoing uncertainty and unprecedented disruption in the oil and gas industry.

All unpaid amounts previously awarded pursuant to the 2020 Incentive Plan and all restricted stock units granted in 2020 issued to the Company's named executive officers were cancelled and replaced with cash retention incentives. These cash retention incentives are equally weighted between achievement of certain specified performance metrics and a service period. Of the cash retention incentives, 50% may be clawed back on an after-tax basis if an executive officer terminates employment for any reason other than a qualifying termination prior to the earlier of July 31, 2021, a change in control or completion of a restructuring, and the remaining 50% will be subject to repayment on an after-tax basis if established performance metrics are not met over performance periods from August 1, 2020 through July 31, 2021. In total, $13.5 million in cash retention incentives were paid to the Company's executives in August 2020.
The transactions were considered a modification to the previously issued equity- and liability-classified awards, and the previously issued equity-classified awards were reclassified as liability awards. The after-tax value of the cash incentives paid to the Company's executives of $5.2 million as of September 30, 2020 was capitalized to prepaid expenses and other current assets in the accompanying consolidated balance sheets and will be amortized over the remaining service period. The Company immediately expensed the difference between the cash and after-tax value of the prepaid cash incentives of $4.8 million, which is not subject to the clawback provisions, and recognized an additional $1.5 million in stock compensation expense to adjust for the difference in cash retention amounts paid and expense previously recognized on the modified awards at the modification date.

8.EARNINGS (LOSS) PER SHARE
Reconciliations of the components of basic and diluted net income per common share are presented in the tables below:

	Three months ended September 30,
	2020			2019
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except share data)
Basic:
Net loss	$(380,963)	160,682,629	$(2.37)	$(484,802)	159,548,477	$(3.04)
Effect of dilutive securities:
Stock awards	—	—		—	—
Diluted:
Net loss	$(380,963)	160,682,629	$(2.37)	$(484,802)	159,548,477	$(3.04)

	Nine months ended September 30,
	2020			2019
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except share data)
Basic:
Net loss	$(1,459,569)	160,053,093	$(9.12)	$(187,604)	160,553,796	$(1.17)
Effect of dilutive securities:
Stock options and awards	—	—		—	—
Diluted:
Net loss	$(1,459,569)	160,053,093	$(9.12)	$(187,604)	160,553,796	$(1.17)

There were no potential shares of common stock that were considered anti-dilutive for the three and nine months ended September 30, 2020. There were 2,073,638 and 4,266,206 potential shares of common stock that were considered anti-dilutive for the three and nine months ended September 30, 2019, respectively.

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
A summary of these commitments at September 30, 2020 are set forth in the table below:

(MMBtu per day)
Remaining 2020	286,000
2021	183,000
2022	70,000
2023	17,000
Total	556,000
Future Firm Transportation Commitments
The Company has contractual commitments with pipeline carriers for future transportation of natural gas from the Company's production areas to downstream markets. Commitments related to future firm transportation agreements are not recorded as obligations in the accompanying consolidated balance sheets; however, the costs associated with these commitments are reflected in the Company's estimates of proved reserves and future net revenues. Effective September 14, 2020, the Company entered into an amendment to the precedent agreement dated March 15, 2017 with Midship Pipeline Company, LLC ("Midship") to decrease firm transportation commitment volumes for the remainder of 2020 and 2021, requiring a prepayment for reservation charges and other covered obligations of $32.9 million. This prepayment is included in other assets in the accompanying consolidated balance sheets.
A summary of these commitments at September 30, 2020 are set forth in the table below:

	Total MMBtu	(In thousands)
Remaining 2020	126,960,000	$67,458
2021	510,575,000	278,805
2022	535,414,000	288,135
2023	520,114,000	284,454
2024	493,841,000	267,077
Thereafter	3,791,093,000	2,220,685
Total	5,977,997,000	$3,406,614
As of September 30, 2020, the Company had entered into firm transportation contracts to deliver approximately 1,380,000 and 1,399,000 MMBtu per day for the remainder of 2020 and 2021, respectively. Under these firm transportation contracts, the Company is obligated to deliver minimum daily volumes or pay fees for any deficiencies in deliveries. As a result of the reduced production from the Company's Utica Shale or SCOOP acreage due to decreased developmental activities, taking into consideration the current low commodity price environment, the Company expects that its future production levels will be below the commitment amounts under the existing firm transportation contracts, resulting in excess firm transportation costs, which may be significant and may have a material adverse effect on its operations.

Other Commitments
Effective October 1, 2014, the Company entered into a Sand Supply Agreement with Muskie Proppant LLC (“Muskie”), a subsidiary of Mammoth Energy and a related party. Pursuant to this agreement, as amended effective August 3, 2018, the Company agreed to purchase annual and monthly amounts of proppant sand subject to exceptions specified in the agreement at agreed pricing plus agreed costs and expenses through 2021. Failure by either Muskie or the Company to deliver or accept the minimum monthly amount results in damages calculated per ton based on the difference between the monthly obligation amount and the amount actually delivered or accepted, as applicable. The Company incurred $1.9 million and $5.6 million in non-utilization fees under this agreement during the three and nine months ended September 30, 2020, respectively. The Company incurred $0.02 million and $0.4 million in non-utilization fees under this agreement during the three and nine months ended September 30, 2019, respectively. In August 2020, Muskie filed an action against the Company alleging that it breached its obligation to purchase a certain amount of proppant sand each month or make designated shortfall payments under the Sand Supply Agreement. See “Litigation and Regulatory Proceedings” below.
Future minimum commitments under this agreement at September 30, 2020 are:

(In thousands)
Remaining 2020	$1,875
2021	7,500
Total	$9,375

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
In June 2020, Sam L. Carter, derivatively on behalf of the Company, filed an action against certain of our current and former executive officers and directors in the United States District Court for the District of Delaware. The complaint alleged that the defendants breached their fiduciary duties to the Company in connection with certain alleged materially false and misleading statements regarding our business and operations in violation of the federal securities laws. The complaint sought to recover unspecified damages from the defendants, the implementation of specified corporate governance reforms, reasonable attorneys’ and experts’ fees, costs and expenses, and such other relief as may be deemed just and proper. The complaint was voluntarily dismissed without prejudice by the plaintiff in October 2020.
In December 2019, the Company filed a lawsuit against Stingray Pressure Pumping LLC, a subsidiary of Mammoth Energy (“Stingray”), for breach of contract and to terminate the Master Services Agreement for pressure pumping services, effective as of October 1, 2014, as amended (the “Master Services Agreement”), between Stingray and the Company. In March 2020, Stingray filed a counterclaim against the Company in the Superior Court of the State of Delaware. The counterclaim alleges that the Company has breached the Master Services Agreement. The counterclaim seeks actual damages, which the complaint calculates to be approximately $37.0 million as of September 2020 (such amount to increase each month), the payment of reasonable attorney fees and legal expenses and pre- and post-judgment interest as allowed, and such other and further relief which it may be justly entitled.
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
In August 2020, Muskie filed an action against the Company in the Superior Court of the State of Delaware for breach of contract. The complaint alleges that the Company breached its obligation to purchase a certain amount of proppant sand each month or make designated shortfall payments under the Sand Supply Agreement, effective October 1, 2014, as amended (the “Sand Supply Agreement”), between Muskie and the Company, and seeks payment of unpaid shortfall payments, which are estimated to be approximately $2.5 million as of September 2020, the payment of reasonable attorney’s fees and legal costs and expenses and pre- and post-judgment interest as allowed, and such other and further relief to which it may be justly entitled.
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
Environmental Contingencies
The nature of the oil and gas business carries with it certain environmental risks for Gulfport and its subsidiaries. Gulfport and its subsidiaries have implemented various policies, programs, procedures, training and audits to reduce and mitigate environmental risks. They conduct periodic reviews, on a company-wide basis, to assess changes in their environmental risk profile. Environmental reserves are established for environmental liabilities for which economic losses are probable and reasonably estimable. The Company manages its exposure to environmental liabilities in acquisitions by using an evaluation process that seeks to identify pre-existing contamination or compliance concerns and address the potential liability. Depending on the extent of an identified environmental concern, they may, among other things, exclude a property from the transaction, require the seller to remediate the property to their satisfaction in an acquisition or agree to assume liability for the remediation of the property.
In October 2018, the company submitted a Voluntary Disclosure document to the Oklahoma Department of Environmental Quality (ODEQ) stemming from improper air permitting at several sites in Midcon between 2014 and 2017. The sites were permitted by Vitruvian prior to the Company's purchase of those assets. The sites were permitted utilizing the “permit by rule” regulation but actually required Title V air permits. The Company has agreed in a final Consent Order to obtain the proper permits and to pay the costs from not having the proper permits in place in the amount of $180,000 to the ODEQ. The Order received final approval at the ODEQ and was finalized in October 2020.
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
Fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas, the NYMEX West Texas Intermediate for oil and Mont Belvieu for propane, pentane and ethane. Below is a summary of the Company’s open fixed price swap positions as of September 30, 2020.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2020	NYMEX Henry Hub	500,000	$2.69

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2020	NYMEX WTI	3,000	$35.49

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2020	Mont Belvieu C3	1,500	$20.27
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
In addition, the Company entered into natural gas basis swap positions. As of September 30, 2020, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume (MMBtu/day)	Weighted Average Fixed Spread
Remaining 2020	Transco Zone 4	NYMEX Plus Fixed Spread	60,000	$(0.05)
Remaining 2020	Fixed Spread	ONEOK Minus NYMEX	10,000	$(0.54)

Subsequent Event
In October 2020, the Company early terminated natural gas basis swaps which represented approximately 40,000 MMBtu of natural gas per day for the remainder of 2020. The early termination resulted in the Company receiving a cash settlement of $0.2 million.
Additionally, in late October 2020 and early November 2020, the Company early terminated 475,000 MMBtu/day of 2022 sold calls with a strike price of $2.90. The early termination resulted in the Company incurring approximately $60.2 million of additional indebtedness on its revolving credit facility.
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

Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In thousands)
Commodity Contracts:
Short-term derivative asset	$6,245	$125,383
Long-term derivative asset	1,098	—
Short-term derivative liability	(24,164)	(303)
Long-term derivative liability	(63,803)	(53,135)
Total commodity derivative position	$(80,624)	$71,945

Contingent consideration arrangement:
Short-term derivative asset	$—	$818
Long-term derivative asset	—	563
Total contingent consideration derivative position	$—	$1,381

Total net (liability) asset derivative position	$(80,624)	$73,326

Gains and Losses
The following table presents the gain and loss recognized in net gain on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019.

	Net (loss) gain on derivative instruments
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Natural gas derivatives	$(52,648)	$11,731	$28,894	$147,774
Oil derivatives	(782)	12,736	44,155	24,153
NGL derivatives	(393)	3,641	(254)	7,276
Contingent consideration arrangement	—	(1,034)	(1,381)	(1,034)
Total	$(53,823)	$27,074	$71,414	$178,169
Offsetting of Derivative Assets and Liabilities
As noted above, the Company records the fair value of derivative instruments on a gross basis. The following table presents the gross amounts of recognized derivative assets and liabilities in the consolidated balance sheets and the amounts that are subject to offsetting under master netting arrangements with counterparties, all at fair value.

	As of September 30, 2020
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
	(In thousands)
Derivative assets	$7,343	$(6,948)	$395
Derivative liabilities	$(87,967)	$6,948	$(81,019)

	As of December 31, 2019
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
	(In thousands)
Derivative assets	$126,764	$(53,438)	$73,326
Derivative liabilities	$(53,438)	$53,438	$—
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

11.RESTRUCTURING AND LIABILITY MANAGEMENT
In the third quarter of 2020, the Company announced and completed a workforce reduction representing approximately 10% of its headcount. Charges related to the reduction in workforce primarily consisted of one-time employee-related termination benefits. Additionally, the Company incurred charges related to financial and legal advisors engaged to assist with the evaluation of a range of liability management alternatives. The Company expects to continue to incur charges related to liability management through the fourth quarter of 2020 and into 2021. The following table summarizes the costs incurred related to these for the three and nine months ended September 30, 2020.

	Three months ended September 30, 2020	Nine months ended September 30, 2020
	(in thousands)
Reduction in workforce	$1,460	$1,460
Liability management	7,524	8,141
Total restructuring and liability management	$8,984	$9,601

12.FAIR VALUE MEASUREMENTS
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
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$7,343	$—
Liabilities:
Derivative Instruments	$—	$87,967	$—

	December 31, 2019
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$126,764	$—
Liabilities:
Derivative Instruments	$—	$53,438	$—

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
As discussed in Note 3, the water infrastructure sale included a contingent consideration arrangement. As of September 30, 2020, the fair value of the contingent consideration was $19.7 million, of which $1.0 million is included in prepaid expenses and other assets and $18.7 million is included in other assets in the accompanying consolidated balance sheets. The fair value of the contingent consideration arrangement is calculated using discounted cash flow techniques and is based on internal estimates of the Company's future development program and water production levels. Given the unobservable nature of the inputs, the fair value measurement of the contingent consideration arrangement is deemed to use Level 3 inputs. The Company has elected the fair value option for this contingent consideration arrangement and, therefore, records changes in fair value in earnings. The Company recognized a loss of $0.2 million and $3.1 million on changes in fair value of the contingent consideration during the three and nine months ended September 30, 2020, respectively, which is included in other expense (income) in the accompanying consolidated statements of operations. Settlements under the contingent consideration arrangement totaled $0.3 million during the nine months ended September 30, 2020.
The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 2 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the nine months ended September 30, 2020 were approximately $2.3 million.
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
13.REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Gathering, processing and compression fees attributable to gas processing, as well as any transportation fees, including firm transportation fees, incurred to deliver the product to the purchaser, are presented as midstream, gathering and processing expense in the accompanying consolidated statements of operations.

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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $92.4 million and $121.2 million as of September 30, 2020 and December 31, 2019, respectively, and are reported in accounts receivable - oil and natural gas sales on the consolidated balance sheets. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain sales may be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The differences between the estimates and the actual amounts for product sales is recorded in the month that payment is received from the purchaser. For the nine months ended September 30, 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
14.LEASES
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

Effective October 1, 2014, the Company entered into an Amended and Restated Master Services Agreement for pressure pumping services with Stingray, a subsidiary of Mammoth Energy and a related party. Pursuant to this agreement, as amended effective July 1, 2018, Stingray has agreed to provide hydraulic fracturing, stimulation and related completion and rework services to the Company through 2021 and the Company has agreed to pay Stingray a monthly service fee plus the associated costs of the services provided. As discussed further in Note 9, the Company has terminated the Master Services Agreement for pressure pumping with Stingray. As a result, in the first quarter of 2020, Gulfport has removed the related right of use assets and lease liabilities associated with the terminated contract.
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
Maturities of operating lease liabilities as of September 30, 2020 were as follows:

(In thousands)
Remaining 2020	$1,664
2021	142
2022	115
2023	90
2024	30
Total lease payments	$2,041
Less: Imputed interest	(29)
Total	$2,012
Lease cost for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Operating lease cost	$1,692	$4,551	$7,970	$20,835
Operating lease cost—related party	—	5,610	—	16,830
Variable lease cost	245	105	705	1,065
Variable lease cost—related party	—	5,357	—	64,968
Short-term lease cost	2,259	224	7,698	407
Total lease cost(1)	$4,196	$15,847	$16,373	$104,105

(1)	The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in general and administrative expenses in the accompanying consolidated statements of operations.
Supplemental cash flow information for the nine months ended September 30, 2020 and 2019 related to leases was as follows:

	Nine months ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash flows from operating leases	$109	$146
Investing cash flow from operating leases	$9,786	$18,998
Investing cash flow from operating leases—related party	$6,800	$78,518
The weighted-average remaining lease term as of September 30, 2020 was 0.81 years. The weighted-average discount rate used to determine the operating lease liability as of September 30, 2020 was 2.65%.

15.INCOME TAXES
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
For the three and nine months ended September 30, 2020, the Company's estimated annual effective tax rate before discrete items remained near zero as a result of the valuation allowance on its deferred tax assets. During the first quarter of 2020, the Company recognized $7.3 million of income tax expense discretely in the quarter as a result of the sale of assets and a corresponding adjustment to the valuation allowance on remaining state net operating loss carryforwards.
The Company anticipates remaining in a net deferred tax asset position based on the analysis performed for three and nine months ended September 30, 2020. The Company expects a full valuation allowance against its deferred tax assets based on its conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income, and considers the tax laws in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry.
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

16.CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	September 30, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$43,774	$2,197	$5,072	$—	$51,043
Accounts receivable - oil and natural gas sales	861	91,582	—	—	92,443
Accounts receivable - joint interest and other	428	14,993	—	—	15,421
Accounts receivable - intercompany	332,011	73,885	—	(405,896)	—
Prepaid expenses and other current assets	18,192	32,919	76	—	51,187
Short-term derivative instruments	6,245	—	—	—	6,245
Total current assets	401,511	215,576	5,148	(405,896)	216,339

Property and equipment:
Oil and natural gas properties, full-cost accounting	1,248,836	9,531,593	6,606	(730)	10,786,305
Other property and equipment	92,551	51	3,319	—	95,921
Accumulated depletion, depreciation, amortization and impairment	(1,425,619)	(7,352,069)	(2,016)	—	(8,779,704)
Property and equipment, net	(84,232)	2,179,575	7,909	(730)	2,102,522
Other assets:
Equity investments and investments in subsidiaries	1,802,762	6,333	16,521	(1,809,056)	16,560
Long-term derivative instruments	1,098	—	—	—	1,098
Operating lease assets	2,012	—	—	—	2,012
Other assets	28,390	8,638	—	—	37,028
Total other assets	1,834,262	14,971	16,521	(1,809,056)	56,698
Total assets	$2,151,541	$2,410,122	$29,578	$(2,215,682)	$2,375,559

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$59,543	$235,778	$38	$—	$295,359
Accounts payable - intercompany	74,733	321,373	9,789	(405,895)	—
Short-term derivative instruments	24,164	—	—	—	24,164
Current portion of operating lease liabilities	1,757	—	—	—	1,757
Current maturities of long-term debt	656	—	—	—	656
Total current liabilities	160,853	557,151	9,827	(405,895)	321,936
Long-term derivative instruments	63,803	—	—	—	63,803
Asset retirement obligation - long-term	—	62,935	—	—	62,935
Uncertain tax position liability	3,371	—	—	—	3,371
Non-current operating lease liabilities	255	—	—	—	255
Long-term debt, net of current maturities	2,068,036	—	—	—	2,068,036
Total liabilities	2,296,318	620,086	9,827	(405,895)	2,520,336

Stockholders’ equity:
Common stock	1,607	—	—	—	1,607
Paid-in capital	4,212,241	4,291,981	267,560	(4,559,541)	4,212,241
Accumulated other comprehensive loss	(51,329)	3	(48,902)	48,898	(51,330)
Accumulated deficit	(4,307,296)	(2,501,948)	(198,907)	2,700,856	(4,307,295)
Total stockholders’ equity	(144,777)	1,790,036	19,751	(1,809,787)	(144,777)
Total liabilities and stockholders’ equity	$2,151,541	$2,410,122	$29,578	$(2,215,682)	$2,375,559

CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)

	December 31, 2019
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,768	$3,097	$195	$—	$6,060
Accounts receivable - oil and natural gas sales	859	120,351	—	—	121,210
Accounts receivable - joint interest and other	5,279	42,696	—	—	47,975
Accounts receivable - intercompany	1,065,593	843,223	—	(1,908,816)	—
Prepaid expenses and other current assets	4,047	308	76	—	4,431
Short-term derivative instruments	126,201	—	—	—	126,201
Total current assets	1,204,747	1,009,675	271	(1,908,816)	305,877
Property and equipment:
Oil and natural gas properties, full-cost accounting,	1,314,933	9,273,681	7,850	(729)	10,595,735
Other property and equipment	92,650	50	4,019	—	96,719
Accumulated depletion, depreciation, amortization and impairment	(1,418,888)	(5,808,254)	(1,518)	—	(7,228,660)
Property and equipment, net	(11,305)	3,465,477	10,351	(729)	3,463,794
Other assets:
Equity investments and investments in subsidiaries	3,064,503	6,332	21,000	(3,059,791)	32,044
Long-term derivative instruments	563	—	—	—	563
Deferred tax asset	7,563	—	—	—	7,563
Operating lease assets	14,168	—	—	—	14,168
Operating lease assets - related parties	43,270	—	—	—	43,270
Other assets	10,026	5,514	—	—	15,540
Total other assets	3,140,093	11,846	21,000	(3,059,791)	113,148
Total assets	$4,333,535	$4,486,998	$31,622	$(4,969,336)	$3,882,819

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$48,006	$367,088	$124	$—	$415,218
Accounts payable - intercompany	878,283	1,026,249	4,285	(1,908,817)	—
Short-term derivative instruments	303	—	—	—	303
Current portion of operating lease liabilities	13,826	—	—	—	13,826
Current portion of operating lease liabilities - related parties	21,220	—	—	—	21,220
Current maturities of long-term debt	631	—	—	—	631
Total current liabilities	962,269	1,393,337	4,409	(1,908,817)	451,198
Long-term derivative instruments	53,135	—	—	—	53,135
Asset retirement obligation - long-term	—	58,322	2,033	—	60,355
Uncertain tax position liability	3,127	—	—	—	3,127
Non-current operating lease liabilities	342	—	—	—	342
Non-current operating lease liabilities - related parties	22,050	—	—	—	22,050
Long-term debt, net of current maturities	1,978,020	—	—	—	1,978,020
Total liabilities	3,018,943	1,451,659	6,442	(1,908,817)	2,568,227

Stockholders’ equity:
Common stock	1,597	—	—	—	1,597
Paid-in capital	4,207,554	4,171,408	267,557	(4,438,965)	4,207,554
Accumulated other comprehensive loss	(46,833)	—	(44,763)	44,763	(46,833)
Accumulated deficit	(2,847,726)	(1,136,069)	(197,614)	1,333,683	(2,847,726)
Total stockholders’ equity	1,314,592	3,035,339	25,180	(3,060,519)	1,314,592
Total liabilities and stockholders’ equity	$4,333,535	$4,486,998	$31,622	$(4,969,336)	$3,882,819

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended September 30, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Total revenues	$(53,823)	$189,999	$—	$—	$136,176

Costs and expenses:
Lease operating expenses	(157)	15,431	—	—	15,274
Production taxes	—	4,028	—	—	4,028
Midstream gathering and processing expenses	—	110,567	—	—	110,567
Depreciation, depletion and amortization	2,265	49,120	166	—	51,551
Impairment of oil and natural gas properties	—	270,874	—	—	270,874
General and administrative expenses	29,454	(9,098)	168	—	20,524
Restructuring and liability management	8,984	—	—	—	8,984
Accretion expense	—	774	—	—	774
Total Operating Expenses	40,546	441,696	334	—	482,576

LOSS FROM OPERATIONS	(94,369)	(251,697)	(334)	—	(346,400)

OTHER EXPENSE (INCOME):
Interest expense	34,488	(167)	—	—	34,321
Interest income	(16)	(36)	—	—	(52)
Loss from equity method investments and investments in subsidiaries	251,951	—	153	(251,951)	153
Other expense (income)	172	(31)	—	—	141
Total Other Expense (Income)	286,595	(234)	153	(251,951)	34,563

LOSS BEFORE INCOME TAXES	(380,964)	(251,463)	(487)	251,951	(380,963)
INCOME TAX EXPENSE	—	—	—	—	—

NET LOSS	$(380,964)	$(251,463)	$(487)	$251,951	$(380,963)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three months ended September 30, 2019
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$27,358	$314,388	$—	$—	$341,746

Costs and expenses:
Lease operating expenses	(231)	22,704	—	—	22,473
Production taxes	36	6,529	—	—	6,565
Midstream gathering and processing expenses	—	135,006	—	—	135,006
Depreciation, depletion and amortization	2,686	160,418	166	—	163,270
Impairment of oil and natural gas properties	—	571,442	—	—	571,442
General and administrative expenses	25,757	(12,675)	116	—	13,198
Accretion expense	—	747	—	—	747
Total Operating Expenses	28,248	884,171	282	—	912,701

LOSS FROM OPERATIONS	(890)	(569,783)	(282)	—	(570,955)

OTHER EXPENSE (INCOME):
Interest expense	36,566	(1,010)	—	—	35,556
Interest income	(187)	(151)	—	—	(338)
Gain on debt extinguishment	(23,600)	—	—	—	(23,600)
Loss from equity method investments and investments in subsidiaries	616,348	—	40	(573,306)	43,082
Other (income) expense	(1,168)	3,362	—	1,000	3,194
Total Other Expense	627,959	2,201	40	(572,306)	57,894

LOSS BEFORE INCOME TAXES	(628,849)	(571,984)	(322)	572,306	(628,849)
INCOME TAX BENEFIT	(144,047)	—	—	—	(144,047)

NET LOSS	$(484,802)	$(571,984)	$(322)	$572,306	$(484,802)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Nine months ended September 30, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Total revenues	$71,415	$550,400	$—	$—	$621,815

Costs and expenses:
Lease operating expenses	(157)	47,103	—	—	46,946
Production taxes	—	12,432	—	—	12,432
Midstream gathering and processing expenses	—	334,789	—	—	334,789
Depreciation, depletion, and amortization	7,155	186,716	498	—	194,369
Impairment of oil and gas properties	—	1,357,099	—	—	1,357,099
General and administrative expenses	75,214	(29,122)	454	—	46,546
Restructuring and liability management	9,601	—	—	—	9,601
Accretion expense	—	2,270	—	—	2,270
Total Operating Expenses	91,813	1,911,287	952	—	2,004,052

LOSS FROM OPERATIONS	(20,398)	(1,360,887)	(952)	—	(1,382,237)

OTHER EXPENSE (INCOME):
Interest expense	100,490	(813)	—	—	99,677
Interest income	(103)	(179)	—	—	(282)
Gain on debt extinguishment	(49,579)	—	—	—	(49,579)
Loss from equity method investments and investments in subsidiaries	1,377,819	—	341	(1,367,173)	10,987
Other expense	3,255	5,984	—	—	9,239
Total Other Expense	1,431,882	4,992	341	(1,367,173)	70,042

LOSS BEFORE INCOME TAXES	(1,452,280)	(1,365,879)	(1,293)	1,367,173	(1,452,279)
INCOME TAX EXPENSE	7,290	—	—	—	7,290

NET LOSS	$(1,459,570)	$(1,365,879)	$(1,293)	$1,367,173	$(1,459,569)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Nine months ended September 30, 2019
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Total revenues	$493,895	$732,763	$—	$—	$1,226,658

Costs and expenses:
Lease operating expenses	26,918	37,750	—	—	64,668
Production taxes	6,117	16,467	—	—	22,584
Midstream gathering and processing expenses	71,420	311,223	—	—	382,643
Depreciation, depletion, and amortization	201,250	205,183	221	—	406,654
Impairment of oil and natural gas properties	—	571,442	—	—	571,442
General and administrative expenses	51,695	(16,933)	220	—	34,982
Accretion expense	1,389	1,784	—	—	3,173
Total Operating Expenses	358,789	1,126,916	441	—	1,486,146

INCOME (LOSS) FROM OPERATIONS	135,106	(394,153)	(441)	—	(259,488)

OTHER EXPENSE (INCOME):
Interest expense	109,864	(2,269)	—	—	107,595
Interest income	(454)	(195)	—	—	(649)
Gain on debt extinguishment	(23,600)	—	—	—	(23,600)
Loss from equity method investments and investments in subsidiaries	560,883	—	379	(396,871)	164,391
Other (income) expense	(605)	3,362	—	1,000	3,757
Total Other Expense	646,088	898	379	(395,871)	251,494

LOSS BEFORE INCOME TAXES	(510,982)	(395,051)	(820)	395,871	(510,982)
INCOME TAX BENEFIT	(323,378)	—	—	—	(323,378)

NET LOSS	$(187,604)	$(395,051)	$(820)	$395,871	$(187,604)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Three months ended September 30, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net loss	$(380,964)	$(251,463)	$(487)	$251,951	$(380,963)
Foreign currency translation adjustment	3,661	—	3,661	(3,661)	3,661
Other comprehensive loss	3,661	—	3,661	(3,661)	3,661
Comprehensive loss	$(377,303)	$(251,463)	$3,174	$248,290	$(377,302)

	Three months ended September 30, 2019
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net loss	$(484,802)	$(571,984)	$(322)	$572,306	$(484,802)
Foreign currency translation adjustment	(2,064)	(43)	(2,021)	2,064	(2,064)
Other comprehensive income	(2,064)	(43)	(2,021)	2,064	(2,064)
Comprehensive loss	$(486,866)	$(572,027)	$(2,343)	$574,370	$(486,866)

	Nine months ended September 30, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net loss	$(1,459,570)	$(1,365,879)	$(1,293)	$1,367,173	$(1,459,569)
Foreign currency translation adjustment	(4,497)	(360)	(4,137)	4,497	(4,497)
Other comprehensive loss	(4,497)	(360)	(4,137)	4,497	(4,497)
Comprehensive loss	$(1,464,067)	$(1,366,239)	$(5,430)	$1,371,670	$(1,464,066)

	Nine months ended September 30, 2019
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net loss	$(187,604)	$(395,051)	$(820)	$395,871	$(187,604)
Foreign currency translation adjustment	5,347	112	5,235	(5,347)	5,347
Other comprehensive income	5,347	112	5,235	(5,347)	5,347
Comprehensive (loss) income	$(182,257)	$(394,939)	$4,415	$390,524	$(182,257)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine months ended September 30, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(95,023)	$290,147	$4,442	$435	$200,001

Net cash used in investing activities	351	(291,047)	—	—	(290,696)

Net cash (used in) provided by financing activities	135,678	—	435	(435)	135,678

Net (decrease) increase in cash, cash equivalents and restricted cash	41,006	(900)	4,877	—	44,983

Cash, cash equivalents and restricted cash at beginning of period	2,768	3,097	195	—	6,060

Cash, cash equivalents and restricted cash at end of period	$43,774	$2,197	$5,072	$—	$51,043

	Nine months ended September 30, 2019
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(7,604)	$621,511	$3,445	$3	$617,355

Net cash provided by (used in) investing activities	9,178	(644,507)	(3,751)	432	(638,648)

Net cash (used in) provided by financing activities	(20,880)	—	435	(435)	(20,880)

Net (decrease) increase in cash, cash equivalents and restricted cash	(19,306)	(22,996)	129	—	(42,173)

Cash, cash equivalents and restricted cash at beginning of period	25,585	26,711	1	—	52,297

Cash, cash equivalents and restricted cash at end of period	$6,279	$3,715	$130	$—	$10,124

17.SUBSEQUENT EVENTS
The Company elected not to make an interest payment of $17.4 million due October 15, 2020 on the 2024 Notes. The Company elected not to make an interest payment of $10.8 million due November 2, 2020 on the 2023 Notes. The elections to defer the interest payments do not constitute an “Event of Default” as defined under the Indentures if the interest payments are made within 30 days of the due date. If the Company does not make such interest payments within the 30-day period, there will be an event of default under the Indentures upon expiration of the grace period and there can be no assurance that it will have sufficient funds to pay such interest payments prior to such time.
Additionally, on October 15, 2020, the Company entered into the First Forbearance Agreement. Pursuant to the First Forbearance Agreement, the lender parties have agreed to (i) temporarily waive any default in connection with the non-payment of interest on the 2024 Notes within 30 days of becoming due prior to its occurrence without any further action and (ii) forbear from exercising certain of their default-related rights and remedies against the Company and the other loan parties with respect to any default in connection with the Specified Default, in each case, until the earlier of October 29, 2020 or another event that would trigger the end of the forbearance period. On October 26, 2020, the Company entered into the Second Forbearance Agreement, which extends the First Forbearance Agreement. Pursuant to the Second Forbearance Agreement, the lender parties have agreed to (i) temporarily waive any default in connection with the Specified Default prior to its occurrence without any further action, (ii) expand the definition of "Specified Default" to include the failure to make the interest payment on the 2023 Notes within 30 days of becoming due and (iii) extend the agreement to forbear from exercising certain of their default-related rights and remedies against the Company and the other loan parties with respect to any default in connection with the Specified Default, in each case, until the earlier of November 13, 2020 or another event that would trigger the end of the forbearance period.
Moreover, the Company's existing revolving credit facility matures in December 2021 and therefore will become a current liability at year end 2020 unless the Company is able to refinance the credit facility with a new credit facility or other financing. Considering the current state of the first lien market and the Company's elevated leverage profile, there is substantial risk that a refinancing will not be available to the Company on reasonable terms. A current liability under the revolving credit facility at year end 2020 may result in a qualified audit opinion which could result in a default under the terms of the current revolving credit facility.
Failure to meet the Company's obligations under its existing indebtedness or failure to comply with any of its covenants, if not waived, would result in an event of default under such indebtedness and result in the potential acceleration of outstanding indebtedness thereunder and, with respect to the revolving credit facility, the potential foreclosure on the collateral securing such debt, and could cause a cross-default under its other outstanding indebtedness. As a result of these uncertainties and other factors, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern over the next twelve months from the issuance of these financial statements.
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
Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as our ability to continue as a going concern, the expected impact of the COVID-19 pandemic on our business, our industry and the global economy, estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), the effect of our remediation plan for a material weakness, business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements.
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
Investors should note that we announce financial information in SEC filings. We may use the Investors section of our website (www.gulfportenergy.com) to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The information on our website is not part of this Quarterly Report on Form 10-Q.
Overview
We are an independent natural gas-weighted exploration and production company focused on the exploration, acquisition and production of natural gas, crude oil and NGL in the United States with primary focus in the Appalachia and Mid-Continent basins. Our principal properties are in Eastern Ohio targeting the Utica formation and in central Oklahoma targeting the SCOOP Woodford and SCOOP Springer formations.
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
In May 2020, we began our phased transition back to the office for our corporate employees. As part of this transition, we have put into place preventative measures to focus on social distancing and minimizing unnecessary risk of exposure. Such measures include, but are not limited to, daily health surveys, protective masks in public areas of the building, no outside visitors, limiting the number of employees on elevators and additional sanitizing. As of the date of this filing, we have transitioned the vast majority of our corporate employees back to the corporate office; however, we continue to provide a balanced work schedule that allows for a significant portion of the work week to be performed remotely. We will continue to monitor trends and governmental guidelines and may adjust our return to office plans accordingly to ensure the health and safety of our employees.
As a result of our business continuity measures, we have not experienced significant disruptions in executing our business operations in the first nine months of 2020. While we have not experienced significant disruptions to our operations in 2020, we are unable to predict the impact on our business, including our cash flows, liquidity, and results of operations in future periods due to numerous uncertainties. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to slow the spread of the virus, such as large-scale travel bans and restrictions, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature may cause, us, our suppliers and other business counterparties to experience operational delays, or delays in the delivery of materials and supplies. We expect the principal areas of operational risk for us are the availability of service providers and supply chain disruption. The operations of our midstream service providers, on whom we rely for the transmission, gathering and processing of a significant portion of our produced natural gas, NGL and oil, may be disrupted or suspended in response to containing the outbreak, or the difficult economic environment may lead to the bankruptcy or closing of the facilities and infrastructure of our midstream service providers. This may result in substantial discount in the prices we receive for our produced natural gas, NGL and oil or result in the shut-in of producing wells or the delay or discontinuance of development plans for our properties.
One of the impacts of the pandemic has been a significant reduction in global demand for oil and natural gas. The significant decline in demand has been met with a sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of Petroleum Exporting Countries, and other foreign, oil-exporting countries. The resulting supply/demand imbalance is having disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies. These industry conditions, coupled with those resulting from the COVID-19 pandemic, has led to significant global economic contraction generally and in our industry in particular. We expect to see continued volatility in oil and natural gas prices for the foreseeable future, which may, over the long term, adversely impact our business. Continued depressed demand or prices for oil and natural gas would have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.
Because of the sharp decline in oil prices since early March 2020, we chose to shut in a portion of our operated low margin, liquids-weighted production during the second quarter of 2020, largely consisting of legacy vertical production in the SCOOP. We also experienced shut-ins across both the SCOOP and Utica from our non-operated partners. All liquids-weighted volumes on both our operated assets and those of our non-operated partners have returned to production. A sharp decline in prices or a prolonged depressed environment may result in additional future shut ins. In addition, the COVID-19 pandemic creates risks of delays in new drilling and completion activities that could negatively impact us, our non-operated partners or our service providers.
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
Considering the factors above, there is substantial doubt about our ability to maintain, repay, refinance or restructure our $2.1 billion of long-term debt. We elected not to make an interest payment of $17.4 million due October 15, 2020 on the 2024 Notes. We elected not to make an interest payment of $10.8 million due November 2, 2020 on the 2023 Notes. The elections to defer the interest payments do not constitute an “Event of Default” as defined under the Indentures if the interest payments are made within 30 days of the due date. If we do not make such interest payments within such 30-day period, there will be an event of default under the Indentures upon expiration of the grace period and there can be no assurance that we will have sufficient funds to pay such interest payments prior to such time.
Additionally, on October 15, 2020, we entered into the First Forbearance Agreement. Pursuant to the First Forbearance Agreement, the lender parties have agreed to (i) temporarily waive any default in connection with the non-payment of interest on the 2024 Notes within 30 days of becoming due prior to its occurrence without any further action and (ii) forbear from exercising certain of their default-related rights and remedies against the Company and the other loan parties with respect to any default in connection with the Specified Default, in each case, until the earlier of October 29, 2020 or another event that would trigger the end of the forbearance period. On October 26, 2020, we entered into the Second Forbearance Agreement, which extends the First Forbearance Agreement. Pursuant to the Second Forbearance Agreement, the lender parties have agreed to (i) temporarily waive any default in connection with the Specified Default prior to its occurrence without any further action, (ii) expand the definition of "Specified Default" to include the failure to make the interest payment on the 2023 Notes within 30 days of becoming due and (iii) extend the agreement to forbear from exercising certain of their default-related rights and remedies against the Company and the other loan parties with respect to any default in connection with the Specified Default, in each case, until the earlier of November 13, 2020 or another event that would trigger the end of the forbearance period.
Moreover, our existing revolving credit facility matures in December 2021 and therefore will become a current liability at year end 2020 unless we are able to refinance the credit facility with a new credit facility or other financing. Considering the current state of the first lien market and our elevated leverage profile, there is substantial risk that a refinancing will not be available to us on reasonable terms. A current liability under the revolving credit facility at year end 2020 may result in a qualified audit opinion which could result in a default under the terms of the current revolving credit facility.
Failure to meet our obligations under our existing indebtedness or failure to comply with any of our covenants, if not waived, would result in an event of default under such indebtedness and result in the potential acceleration of outstanding indebtedness thereunder and, with respect to the revolving credit facility, the potential foreclosure on the collateral securing such debt, and could cause a cross-default under our other outstanding indebtedness. As a result of these uncertainties and other factors, management has concluded that there is substantial doubt about our ability to continue as a going concern over the next twelve months from the issuance of these financial statements.
We have engaged financial and legal advisors to assist with the evaluation of a range of liability management alternatives. Additionally, we maintain an active dialogue with our senior lenders and bondholders regarding liability management alternatives to improve our balance sheet. There can be no assurances that we will be able to successfully complete a liability management transaction that materially improves our leverage profile or liquidity position.
In June 2020, in response to the current commodity price environment, we announced tiered salary reductions for most employees, senior management team and our Board of Directors as well as select furloughs to reduce costs and preserve liquidity. The employee salary reductions were re-instated in late September, while the senior management and Board of

Directors reductions continue. In addition, we reduced our workforce by approximately 10% in the third quarter of 2020 to align our workforce to the current and forecasted needs of operating our business plans.
As of September 30, 2020, we had entered into firm transportation contracts to deliver approximately 1,380,000 and 1,399,000 MMBtu per day for the remainder of 2020 and 2021, respectively. Under these firm transportation contracts, we are obligated to deliver minimum daily volumes or pay fees for any deficiencies in deliveries. As a result of the reduced production from our Utica Shale or SCOOP acreage due to decreased developmental activities, taking into consideration the current low commodity price environment, we expect that we will be unable to meet our obligations under the existing firm transportation contracts, resulting in fees, which may be significant and may have a material adverse effect on our operations.
2020 Operational and Financial Highlights
Despite the challenges our company and the entire upstream energy industry faces from low commodity prices, we have remained committed to the execution of our strategy and to position Gulfport for long-term success. During the three and nine months ended September 30, 2020, we had the following notable achievements:
•Continued our efforts to improve our balance sheet by reducing long-term debt related to our senior unsecured notes by approximately $70 million as compared to December 31, 2019 through discounted repurchases.
•Continued to improve operational efficiencies and reduce drilling and completion costs in both our SCOOP and Utica operating areas. In the Utica, our average spud to rig release time was 18.5 days in the first nine months of 2020, which was a 6% improvement from full year 2019 levels. In the SCOOP, our average spud to rig release time was 36.8 days, representing a 33% improvement compared to full year 2019 levels.
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

2020 Production and Drilling Activity
Production Volumes

	Three months ended September 30,
	2020	% of Total	2019	% of Total	Change	% Change
Natural gas (Mcf/day)
Utica Shale	763,387	85%	1,213,424	86%	(450,037)	(37)%
SCOOP	139,233	15%	200,379	14%	(61,146)	(31)%
Other	40	—%	12	—%	28	233%
Total	902,660		1,413,815		(511,155)	(36)%
Oil and condensate (Bbls/day)
Utica Shale	1,579	33%	659	13%	920	140%
SCOOP	3,204	66%	4,275	83%	(1,071)	(25)%
Other	57	1%	223	4%	(166)	(74)%
Total	4,840		5,157		(317)	(6)%
NGL (Gal/day)
Utica Shale	122,521	29%	187,232	33%	(64,711)	(35)%
SCOOP	299,377	71%	388,203	67%	(88,826)	(23)%
Other	78	—%	116	—%	(38)	(33)%
Total	421,976		575,551		(153,575)	(27)%
Combined (Mcfe/day)
Utica Shale	790,363	80%	1,244,124	81%	(453,761)	(36)%
SCOOP	201,227	20%	281,488	18%	(80,261)	(29)%
Other	393	—%	1,364	—%	(971)	(71)%
Total	991,983		1,526,976		(534,993)	(35)%
Our total net production averaged approximately 992.0 MMcfe per day during the three months ended September 30, 2020, as compared to 1,527.0 MMcfe per day during the same period in 2019. The 35% decrease in production is largely the result of a decrease in development activities of our Utica Shale and SCOOP operating areas beginning in the third and fourth quarters of 2019.

	Nine months ended September 30,
	2020	% of Total	2019	% of Total	Change	% Change
Natural gas (Mcf/day)
Utica Shale	774,705	84%	1,060,941	84%	(286,236)	(27)%
SCOOP	152,595	16%	198,109	16%	(45,514)	(23)%
Other	44	—%	119	—%	(75)	(63)%
Total	927,344		1,259,169		(331,825)	(26)%
Oil and condensate (Bbls/day)
Utica Shale	829	16%	669	11%	160	24%
SCOOP	4,185	82%	4,531	71%	(346)	(8)%
Other	73	2%	1,156	18%	(1,083)	(94)%
Total	5,087		6,356		(1,269)	(20)%
NGL (Gal/day)
Utica Shale	121,054	26%	224,866	37%	(103,812)	(46)%
SCOOP	343,014	74%	382,920	63%	(39,906)	(10)%
Other	49	—%	162	—%	(113)	(70)%
Total	464,117		607,948		(143,831)	(24)%
Combined (Mcfe/day)
Utica Shale	796,972	78%	1,097,081	79%	(300,109)	(27)%
SCOOP	226,705	22%	280,000	20%	(53,295)	(19)%
Other	488	—%	7,078	1%	(6,590)	(93)%
Total	1,024,165		1,384,159		(359,994)	(26)%
Our total net production averaged approximately 1,024.2 MMcfe per day during the nine months ended September 30, 2020, as compared to 1,384.2 MMcfe per day during the same period in 2019. The 26% decrease in production is largely the result of a decrease in development activities of our Utica Shale and SCOOP operating areas beginning in the third and fourth quarters of 2019. Additionally, in response to sharp declines in commodity prices, beginning in March 2020, we chose to shut in a portion of our operated low margin, liquids-weighted production during the second quarter of 2020, largely consisting of legacy vertical production in the SCOOP. We also experienced shut ins across both the SCOOP and Utica from our non-operated partners. All liquids-weighted volumes on both our operated assets and those of our non-operated partners have returned to production.
Utica Shale. From January 1, 2020 through September 30, 2020, we spud 16 gross (14.8 net) wells in the Utica Shale, of which one was being drilled and 15 were in various stages of operations at September 30, 2020. In addition, we completed 22 gross and net operated wells. We did not participate in any additional wells that were drilled by other operators on our Utica Shale acreage.
As of November 2, 2020, we had no operated drilling rigs running in the Utica Shale and do not expect any additional drilling activity through the fourth quarter of 2020.
SCOOP. From January 1, 2020 through September 30, 2020, we spud nine gross (7.6 net) wells in the SCOOP, of which one was being drilled and eight were in various stages of operations at September 30, 2020. In addition, we completed 4 gross (3.8 net) operated wells. We also participated in an additional 14 gross wells that were drilled by other operators on our SCOOP acreage.
As of November 2, 2020, we had one operated drilling rig running in the SCOOP, which we expect will drop to zero later in fourth quarter of 2020.
RESULTS OF OPERATIONS

Comparison of the Three Month Periods Ended September 30, 2020 and 2019
We reported a net loss of $381.0 million for the three months ended September 30, 2020 as compared to net loss of $484.8 million for the three months ended September 30, 2019. This $103.8 million period-to-period change was due primarily to a decrease in impairment of oil and gas properties of $300.6 million, a decrease in DD&A of $111.7 million and a $42.9 million decrease in loss from equity method investments, partially offset by a $124.7 million decrease in natural gas, oil and NGL sales, a $80.9 million decrease in gain on natural gas, oil and NGL derivatives, and a $23.6 million decrease in gain on debt extinguishment for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
Natural Gas, Oil and NGL Sales

	Three months ended September 30,
	2020	2019	change
	($ In thousands)
Natural gas	$155,163	$269,798	(42)%
Oil and condensate	16,012	24,550	(35)%
NGL	18,824	20,324	(7)%
Natural gas, oil and NGL sales	$189,999	$314,672	(40)%
The decrease in natural gas sales without the impact of derivatives was due to a 36% decrease in natural gas sales volumes and a 10% decrease in realized natural gas prices.
The decrease in oil and condensate sales without the impact of derivatives was due to a 6% decrease in oil and condensate sales volumes and a 31% decrease in realized oil and condensate prices.
The decrease in NGL sales without the impact of derivatives was due to a decrease in NGL sales volumes.
Natural Gas, Oil and NGL Derivatives

	Three months ended September 30,
	2020	2019
	($ In thousands)
Natural gas derivatives - fair value losses	$(84,390)	$(62,619)
Natural gas derivatives - settlement gains	31,742	74,350
Total (losses) gains on natural gas derivatives	(52,648)	11,731

Oil and condensate derivatives - fair value gains	723	10,527
Oil and condensate derivatives - settlement (losses) gains	(1,505)	2,209
Total (losses) gains on oil and condensate derivatives	(782)	12,736

NGL derivatives - fair value losses	(288)	(2,039)
NGL derivatives - settlement (losses) gains	(105)	5,680
Total (losses) gains on NGL derivatives	(393)	3,641

Contingent consideration arrangement - fair value losses	—	(1,034)
Total (losses) gains on natural gas, oil and NGL derivatives	$(53,823)	$27,074
See Note 10 to our consolidated financial statements for further discussion of our derivative activity.

Natural Gas, Oil and NGL Production and Pricing
The following table summarizes our oil and condensate, natural gas and NGL production and related pricing for the three months ended September 30, 2020, as compared to such data for the three months ended September 30, 2019:

	Three months ended September 30,
	2020	2019
	($ In thousands)
Natural gas sales
Natural gas production volumes (MMcf)	83,045	130,071

Total natural gas sales	$155,163	$269,798

Natural gas sales without the impact of derivatives ($/Mcf)	$1.87	$2.07
Impact from settled derivatives ($/Mcf)	$0.38	$0.57
Average natural gas sales price, including settled derivatives ($/Mcf)	$2.25	$2.64

Oil and condensate sales
Oil and condensate production volumes (MBbls)	445	474

Total oil and condensate sales	$16,012	$24,550

Oil and condensate sales without the impact of derivatives ($/Bbl)	$35.96	$51.75
Impact from settled derivatives ($/Bbl)	$(3.38)	$4.65
Average oil and condensate sales price, including settled derivatives ($/Bbl)	$32.58	$56.40

NGL sales
NGL production volumes (MGal)	38,822	52,951

Total NGL sales	$18,824	$20,324

NGL sales without the impact of derivatives ($/Gal)	$0.48	$0.38
Impact from settled derivatives ($/Gal)	$—	$0.11
Average NGL sales price, including settled derivatives ($/Gal)	$0.48	$0.49

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	91,262	140,482

Total natural gas, oil and condensate and NGL sales	$189,999	$314,672

Natural gas, oil and condensate and NGL sales without the impact of derivatives ($/Mcfe)	$2.08	$2.24
Impact from settled derivatives ($/Mcfe)	$0.33	$0.58
Average natural gas, oil and condensate and NGL sales price, including settled derivatives ($/Mcfe)	$2.41	$2.82

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.17	$0.16
Average production taxes ($/Mcfe)	$0.04	$0.05
Average midstream gathering and processing ($/Mcfe)	$1.21	$0.96
Total lease operating expenses, midstream costs and production taxes ($/Mcfe)	$1.42	$1.17

Lease Operating Expenses

	Three months ended September 30,
	2020	2019	change
	($ In thousands, except per unit)
Lease operating expenses
Utica	$12,164	$16,718	(27)%
SCOOP	3,226	5,837	(45)%
Other(1)	(116)	(82)	41%
Total lease operating expenses	$15,274	$22,473	(32)%

Lease operating expenses per Mcfe
Utica	$0.17	$0.15	15%
SCOOP	0.17	0.23	(23)%
Other(1)	(3.22)	(0.66)	390%
Total lease operating expenses per Mcfe	$0.17	$0.16	5%
 _____________________
(1)    Includes WCBB, Hackberry, Niobrara and Bakken.
The decrease in total lease operating expenses ("LOE") for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily the result of our 35% decrease in production and ongoing well optimization and cost initiatives. Per unit LOE was relatively flat for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
Production Taxes

	Three months ended September 30,
	2020	2019	change
	($ In thousands, except per unit)
Production taxes	$4,028	$6,565	(39)%
Production taxes per Mcfe	$0.04	$0.05	(6)%
The decrease in production taxes was primarily related to a decrease in revenues and production for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
Midstream Gathering and Processing Expenses

	Three months ended September 30,
	2020	2019	change
	($ In thousands, except per unit)
Midstream gathering and processing expenses	$110,567	$135,006	(18)%
Midstream gathering and processing expenses per Mcfe	$1.21	$0.96	26%
The decrease in midstream gathering and processing expenses was primarily related to our 35% decrease in our production for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase in per unit midstream gathering and processing expenses for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 is primarily related to Utica Shale production volumes falling below a minimum volume commitment and the resulting deficiency payments during the three months ended September 30, 2020.

Depreciation, Depletion and Amortization

	Three months ended September 30,
	2020	2019	change
	($ In thousands, except per unit)
Depreciation, depletion and amortization	$51,551	$163,270	(68)%
Depreciation, depletion and amortization per Mcfe	$0.56	$1.16	(52)%
Depreciation, depletion and amortization expense consisted of $49.2 million in depletion of oil and natural gas properties and $2.4 million in depreciation of other property and equipment, compared to $160.5 million in depletion of oil and natural gas properties and $2.8 million in depreciation of other property and equipment for the three months ended September 30, 2019. The decrease in DD&A was due to both a decrease in our depletion rate as a result of a decrease in our amortization base from full cost ceiling test impairments recorded during 2019 and the first two quarters of 2020, as well as a decrease in our production.
Impairment of Oil and Gas Properties
During the three months ended September 30, 2020, we incurred a $270.9 million oil and natural gas properties impairment charge related primarily to the decline in the twelve month trailing first of month average price for natural gas, oil and NGL, compared to a $571.4 million impairment charge of oil and gas properties during the three months ended September 30, 2019.
Based on prices for the last nine months and the short-term pricing outlook for the fourth quarter of 2020, recognition of an additional full cost impairment in the fourth quarter of 2020 is possible. The amount of any future impairments is difficult to predict as it depends on changes in commodity prices, production rates, proved reserves, evaluation of costs excluded from amortization, future development costs and production costs.
Equity Investments

	Three months ended September 30,
	2020	2019	change
	($ In thousands, except per unit)
Loss from equity method investments, net	$153	$43,082	(100)%
The decrease in loss from equity method investments is primarily related to a $35.5 million impairment charge recorded during the three months ended September 30, 2019. We did not record any similar impairment charges during the three months ended September 30, 2020. See Note 4 to our consolidated financial statements for further discussion on our equity investments.
General and Administrative Expenses

	Three months ended September 30,
	2020	2019	change
	($ In thousands, except per unit)
General and administrative expenses, gross	$29,364	$25,729	14%
Reimbursed from third parties	$(2,656)	$(2,768)	(4)%
Capitalized general and administrative expenses	$(6,184)	$(9,763)	(37)%
General and administrative expenses, net	$20,524	$13,198	56%

General and administrative expenses, net per Mcfe	$0.22	$0.09	144%
The increase in general and administrative expenses, gross was primarily due to an increase in non-recurring legal and consulting expenses and stock-based compensation as a result of cash retention incentives paid during the three months ended

September 30, 2020 . See Note 7 to our consolidated financial statements for further discussion on these cash retention incentive payments. This increase is partially offset by lower employee costs resulting from the reduction in workforce that was completed in the fourth quarter of 2019. Additionally, in June 2020, in response to the continued depressed commodity price environment, we announced several G&A initiatives to reduce our corporate cost structure.
Restructuring and Liability Management
During the three months ended September 30, 2020, we incurred $9.0 million in restructuring and liability management charges related to a reduction in workforce completed during the third quarter of 2020 and financial and legal advisors engaged to assist with the evaluation of a range of liability management alternatives. We expect to continue to incur charges related to liability management through the fourth quarter of 2020 and into 2021.
Interest Expense

	Three months ended September 30,
	2020	2019
	($ In thousands, except per unit)
Interest expense on senior notes	$28,134	$31,076
Interest expense on revolving credit agreement	4,280	3,599
Interest expense on construction loan and other	459	262
Capitalized interest	(196)	(1,011)
Amortization of loan costs	1,644	1,630
Total interest expense	$34,321	$35,556

Interest expense per Mcfe	$0.38	$0.25

Weighted average debt outstanding under revolving credit facility	$190,227	$223,098
The decrease in interest expense for three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily due to repurchases of our senior notes in the second half of 2019 and the first half of 2020.
We elected not to make an interest payment of $17.4 million due October 15, 2020 on the 2024 Notes. We elected not to make an interest payment of $10.8 million due November 2, 2020 on the 2023 Notes. The elections to defer the interest payments do not constitute an “Event of Default” as defined under the Indentures if the interest payments are made within 30 days of the due date. If we do not make such interest payments within such 30-day period, there will be an event of default under the Indentures upon expiration of the grace period and there can be no assurance that we will have sufficient funds to pay such interest payments prior to such time.
Income Taxes
We recorded no income tax expense for three months ended September 30, 2020 compared to income tax benefit of $144.0 million for the three months ended September 30, 2019. As of September 30, 2020, we had a federal net operating loss carryforward of approximately $1.8 billion, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Quarterly, management performs a forecast of our taxable income and analyzes other relevant factors to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At September 30, 2020, a valuation allowance of $961.0 million has been maintained against the full net deferred tax asset. The tax benefit recorded during the three months ended September 30, 2019 was a result of management's determination there was sufficient positive evidence that it was more likely than not that the federal and some state net operating loss carryforwards would be realized.

Comparison of the Nine Month Periods Ended September 30, 2020 and 2019
We reported net loss of $1.5 billion for the nine months ended September 30, 2020 as compared to net loss of $187.6 million for the nine months ended September 30, 2019. This $1.3 billion period-to-period change was due primarily to an increase in impairment of oil and natural gas properties of $785.7 million, a $498.1 million decrease in natural gas, oil and NGL sales, a $106.8 million decrease in gain on natural gas, oil and NGL derivatives and a $330.7 million increase in income tax expense, partially offset by a $212.3 million decrease in DD&A and a $153.4 million decrease in loss from equity method investments for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
Natural Gas, Oil and NGL Sales

	Nine months ended September 30,
	2020	2019	change
	($ In thousands)
Natural gas	$456,859	$876,411	(48)%
Oil and condensate	47,553	93,942	(49)%
NGL	45,989	78,136	(41)%
Natural gas, oil and NGL sales	$550,401	$1,048,489	(48)%
The decrease in natural gas sales without the impact of derivatives was due to a 29% decrease in realized natural gas prices and a 26% decrease in natural gas sales volumes.
The decrease in oil and condensate sales without the impact of derivatives was due to a 37% decrease in realized oil and condensate prices and a 20% decrease in oil and condensate sales volumes.
The decrease in NGL sales without the impact of derivatives was due to a 23% decrease in realized NGL prices and a 24% decrease in NGL sales volumes.
Natural Gas, Oil and NGL Derivatives

	Nine months ended September 30,
	2020	2019
	($ In thousands)
Natural gas derivatives - fair value (losses) gains	$(147,661)	$79,478
Natural gas derivatives - settlement gains	176,555	68,296
Total gains on natural gas derivatives	28,894	147,774

Oil and condensate derivatives - fair value (losses) gains	(4,289)	21,555
Oil and condensate derivatives - settlement gains	48,444	2,598
Total gains on oil and condensate derivatives	44,155	24,153

NGL derivatives - fair value losses	(620)	(2,574)
NGL derivatives - settlement gains	366	9,850
Total (losses) gains on NGL derivatives	(254)	7,276

Contingent consideration arrangement - fair value losses	(1,381)	(1,034)
Total gains on natural gas, oil and NGL derivatives	$71,414	$178,169
See Note 10 to our consolidated financial statements for further discussion of our derivative activity.

Natural Gas, Oil and NGL Production and Pricing
The following table summarizes our oil and condensate, natural gas and NGL production and related pricing for the nine months ended September 30, 2020, as compared to such data for the nine months ended September 30, 2019:

	Nine months ended September 30,
	2020	2019
	($ In thousands)
Natural gas sales
Natural gas production volumes (MMcf)	254,092	343,753

Total natural gas sales	$456,859	$876,411

Natural gas sales without the impact of derivatives ($/Mcf)	$1.80	$2.55
Impact from settled derivatives ($/Mcf)	$0.69	$0.20
Average natural gas sales price, including settled derivatives ($/Mcf)	$2.49	$2.75

Oil and condensate sales
Oil and condensate production volumes (MBbls)	1,394	1,735

Total oil and condensate sales	$47,553	$93,942

Oil and condensate sales without the impact of derivatives ($/Bbl)	$34.12	$54.13
Impact from settled derivatives ($/Bbl)(1)	$34.76	$1.50
Average oil and condensate sales price, including settled derivatives ($/Bbl)(1)	$68.88	$55.63

NGL sales
NGL production volumes (MGal)	127,168	165,970

Total NGL sales	$45,989	$78,136

NGL sales without the impact of derivatives ($/Gal)	$0.36	$0.47
Impact from settled derivatives ($/Gal)	$—	$0.06
Average NGL sales price, including settled derivatives ($/Gal)	$0.36	$0.53

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	280,621	377,875

Total natural gas, oil and condensate and NGL sales	$550,401	$1,048,489

Natural gas, oil and condensate and NGL sales without the impact of derivatives ($/Mcfe)	$1.96	$2.77
Impact from settled derivatives ($/Mcfe)	$0.80	$0.21
Average natural gas, oil and condensate and NGL sales price, including settled derivatives ($/Mcfe)	$2.76	$2.98

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.17	$0.17
Average production taxes ($/Mcfe)	$0.04	$0.06
Average midstream gathering and processing ($/Mcfe)	$1.19	$1.01
Total lease operating expenses, midstream costs and production taxes ($/Mcfe)	$1.40	$1.24
(1) Includes the impact of early terminated oil swaps during the second quarter of 2020 that resulted in a cash settlement to us of $40.5 million

Lease Operating Expenses

	Nine months ended September 30,
	2020	2019	change
	($ In thousands, except per unit)
Lease operating expenses
Utica	$36,344	$42,191	(14)%
SCOOP	10,546	13,594	(22)%
Other(1)	56	8,883	(99)%
Total lease operating expenses	$46,946	$64,668	(27)%

Lease operating expenses per Mcfe
Utica	$0.17	$0.14	18%
SCOOP	0.17	0.18	(5)%
Other(1)	0.41	4.60	(91)%
Total lease operating expenses per Mcfe	$0.17	$0.17	(2)%
 _____________________
(1)    Includes WCBB, Hackberry, Niobrara and Bakken.
The decrease in total LOE for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily the result of our 26% decrease in production. Per unit LOE was relatively flat for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
Production Taxes

	Nine months ended September 30,
	2020	2019	change
	($ In thousands, except per unit)
Production taxes	$12,432	$22,584	(45)%
Production taxes per Mcfe	$0.04	$0.06	(26)%
The decrease in production taxes was primarily related to a decrease in revenues and production for the nine months ended September 30, 2020.

	Nine months ended September 30,
	2020	2019	change
	($ In thousands, except per unit)
Midstream gathering and processing expenses	$334,789	$382,643	(13)%
Midstream gathering and processing expenses per Mcfe	$1.19	$1.01	18%
The decrease in midstream gathering and processing expenses was primarily related to our 26% decrease in our production for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase in per unit midstream gathering and processing expenses for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 is primarily related to Utica Shale production volumes falling below a minimum volume commitment and the resulting deficiency payments during the nine months ended September 30, 2020.

Depreciation, Depletion and Amortization

	Nine months ended September 30,
	2020	2019	change
	($ In thousands, except per unit)
Depreciation, depletion and amortization	$194,369	$406,654	(52)%
Depreciation, depletion and amortization per Mcfe	$0.69	$1.08	(36)%
Depreciation, depletion and amortization expense consisted of $186.7 million in depletion of oil and natural gas properties and $7.6 million in depreciation of other property and equipment, compared to $398.2 million in depletion of oil and natural gas properties and $8.5 million in depreciation of other property and equipment for the nine months ended September 30, 2019. The decrease in DD&A was due to both a decrease in our depletion rate as a result of a decrease in our amortization base from full cost ceiling test impairments recorded during 2019 and the first two quarters of 2020 as well as a decrease in our production.
Impairment of Oil and Gas Properties
During the nine months ended September 30, 2020, we incurred $1.4 billion of oil and natural gas properties impairment charges related primarily to the decline in the twelve month trailing first of month average price for natural gas, oil and NGL compared to a $571.4 million impairment charge of oil and gas properties during the nine months ended September 30, 2019.
Based on prices for the last nine months and the short-term pricing outlook for the fourth quarter of 2020, recognition of an additional full cost impairment in the fourth quarter of 2020 is possible. The amount of any future impairments is difficult to predict as it depends on changes in commodity prices, production rates, proved reserves, evaluation of costs excluded from amortization, future development costs and production costs.
Equity Investments

	Nine months ended September 30,
	2020	2019	change
	($ In thousands, except per unit)
Loss from equity method investments, net	$10,987	$164,391	(93)%
The decrease in loss from equity method investments is primarily related to $160.8 million impairment charges recorded during the nine months ended September 30, 2019 related to our investment in Mammoth. The value of our investment in Mammoth was reduced to zero during the first quarter of 2020, and we did not record any similar impairment charges during the nine months ended September 30, 2020. See Note 4 to our consolidated financial statements for further discussion on our equity investments.
General and Administrative Expenses

	Nine months ended September 30,
	2020	2019	change
	($ In thousands, except per unit)
General and administrative expenses, gross	$75,053	$69,717	8%
Reimbursed from third parties	$(8,731)	$(8,435)	4%
Capitalized general and administrative expenses	$(19,776)	$(26,300)	(25)%
General and administrative expenses, net	$46,546	$34,982	33%

General and administrative expenses, net per Mcfe	$0.17	$0.09	79%
The increase in general and administrative expenses, gross was primarily due to an increase in non-recurring legal and consulting charges and stock-based compensation as a result of cash retention incentives paid during the third quarter of 2020.

See Note 7 to our consolidated financial statements for further discussion on these cash retention incentive payments. This increase was partially offset by lower employee costs resulting from the reduction in workforce that was completed in the fourth quarter of 2019. Additionally, in June 2020, in response to the continued depressed commodity price environment, we announced several G&A initiatives to reduce our corporate cost structure. The decrease in capitalized general and administrative expenses was due to lower development activities for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
Restructuring and Liability Management
During the nine months ended September 30, 2020, we incurred $9.6 million in restructuring and liability management charges related to a reduction in workforce completed during the third quarter of 2020 and financial and legal advisors engaged to assist with the evaluation of a range of liability management alternatives. We expect to continue to incur charges related to liability management through the fourth quarter of 2020 and into 2021.
Interest Expense

	Nine months ended September 30,
	2020	2019
	($ In thousands, except per unit)
Interest expense on senior notes	$85,433	$95,639
Interest expense on revolving credit agreement	9,305	9,077
Interest expense on construction loan and other	1,110	840
Capitalized interest	(907)	(2,782)
Amortization of loan costs	4,736	4,821
Total interest expense	$99,677	$107,595

Interest expense per Mcfe	$0.36	$0.28

Weighted average debt outstanding under revolving credit facility	$134,967	$156,923
The decrease in interest expense for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily due to continued repurchases of our senior notes.
We elected not to make an interest payment of $17.4 million due October 15, 2020 on the 2024 Notes. We elected not to make an interest payment of $10.8 million due November 2, 2020 on the 2023 Notes. The elections to defer the interest payments do not constitute an “Event of Default” as defined under the Indentures if the interest payments are made within 30 days of the due date. If we do not make such interest payments within such 30-day period, there will be an event of default under the Indentures upon expiration of the grace period and there can be no assurance that we will have sufficient funds to pay such interest payments prior to such time.
Income Taxes
We recorded income tax expense of $7.3 million for the nine months ended September 30, 2020 compared to income tax benefit of $323.4 million for the nine months ended September 30, 2019. As of September 30, 2020, we had a federal net operating loss carryforward of approximately $1.8 billion from prior years, in addition to numerous temporary differences, which gave rise to a net deferred tax asset. Quarterly, management performs a forecast of our taxable income and analyzes other relevant factors to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established if, in management’s opinion, it is more likely than not that some portion will not be realized. At September 30, 2020, a valuation allowance of $961.0 million has been maintained against the full net deferred tax asset. Income tax expense recorded during the nine months ended September 30, 2020 is related to the recognition of a valuation allowance against a state deferred tax asset during the first quarter of 2020. The tax benefit recorded during the nine months ended September 30, 2019 was a result of management's determination there was sufficient positive evidence that it was more likely than not that the federal and some state net operating loss carryforwards would be realized.

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
On October 8, 2020, our borrowing base under our revolving credit facility was reduced for the second time during 2020. The October redetermination reduced our borrowing base from $700 million to $580 million, thereby significantly reducing available liquidity.
Due to the decreased demand for oil and natural gas as a result of the COVID-19 pandemic and other factors and the accompanying decrease in commodity prices, there is substantial doubt our ability to maintain, repay, refinance or restructure our $2.1 billion of long-term debt. We elected not to make an interest payment of $17.4 million due October 15, 2020 on the 2024 Notes. We elected not to make an interest payment of $10.8 million due November 2, 2020 on the 2023 Notes. The elections to defer the interest payments do not constitute an “Event of Default” as defined under the Indentures if the interest payments are made within 30 days of the due date. If we do not make such interest payments within such 30-day period, there will be an event of default under the Indentures upon expiration of the grace period and there can be no assurance that we will have sufficient funds to pay such interest payments prior to such time.
Additionally, on October 15, 2020, we entered into the First Forbearance Agreement. Pursuant to the First Forbearance Agreement, the lender parties have agreed to (i) temporarily waive any default in connection with the non-payment of interest on the 2024 Notes within 30 days of becoming due prior to its occurrence without any further action and (ii) forbear from exercising certain of their default-related rights and remedies against the Company and the other loan parties with respect to any default in connection with the Specified Default, in each case, until the earlier of October 29, 2020 or another event that would trigger the end of the forbearance period. On October 26, 2020, we entered into the Second Forbearance Agreement, which extends the First Forbearance Agreement. Pursuant to the Second Forbearance Agreement, the lender parties have agreed to (i) temporarily waive any default in connection with the Specified Default prior to its occurrence without any further action, (ii) expand the definition of "Specified Default" to include the failure to make the interest payment on the 2023 Notes within 30 days of becoming due and (iii) extend the agreement to forbear from exercising certain of their default-related rights and remedies against the Company and the other loan parties with respect to any default in connection with the Specified Default, in each case, until the earlier of November 13, 2020 or another event that would trigger the end of the forbearance period.
As of September 30, 2020, we had a cash balance of $51.0 million compared to $6.1 million as of December 31, 2019, and a net working capital deficit of $105.6 million as of September 30, 2020, compared to a net working capital deficit of $145.3 million as of December 31, 2019. As of September 30, 2020, our working capital deficit includes $0.7 million of debt due in the next 12 months. Our total principal debt as of September 30, 2020 was $2.1 billion compared to $2.0 billion as of December 31, 2019. As of September 30, 2020, we had $100.1 million of borrowing capacity available under the revolving credit facility, with outstanding borrowings of $279.9 million and $320.0 million utilized for various letters of credit.  See Note 5 of the notes to our consolidated financial statements for further discussion of our debt obligations, including principal and carrying amounts of our notes. As of November 5, 2020, $355.5 million was outstanding under the revolving credit facility, after giving effect to an aggregate $243.7 million letters of credit outstanding, we had no availability under our revolver. As of November 5, 2020, we had $61.7 million in cash on hand to fund ongoing operations.
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

As of September 30, 2020, we had the following open natural gas, oil and NGL derivative instruments:

Natural Gas Derivatives
Year	Type of Derivative Instrument	Index	Daily Volume (MMBtu/day)	Weighted Average Price ($)
2020	Swaps	NYMEX Henry Hub	500,000	2.69
2020	Basis Swaps	Various	70,000	(0.12)
2021	Costless Collars	NYMEX Henry Hub	250,000	2.46/2.81
2022	Sold Call Options	NYMEX Henry Hub	628,000	2.90
2023	Sold Call Options	NYMEX Henry Hub	628,000	2.90
Oil Derivatives
Year	Type of Derivative Instrument	Index	Daily Volume (Bbls/day)	Weighted Average Price ($)
2020	Swaps	NYMEX WTI	3,000	35.49
NGL Derivatives
Year	Type of Derivative Instrument	Index	Daily Volume (Bbls/day)	Weighted Average Price ($)
2020	Swaps	Mont Belvieu C3	1,500	20.27
See Note 10 of the notes to our consolidated financial statements for further discussion of derivatives and hedging activities.
Due to our elevated leverage profile, our hedge counterparties have been unwilling to hedge with us since mid-August 2020.
Credit Facility. We have entered into a senior secured revolving credit facility, as amended, with The Bank of Nova Scotia, as the lead arranger and administrative agent and other lenders. The credit agreement provides for a maximum facility amount of $1.5 billion and matures on December 13, 2021. As of September 30, 2020, we had a borrowing base and elected commitment of $700.0 million and $279.9 million in borrowings outstanding. Total funds available for borrowing under our revolving credit facility, after giving effect to an aggregate of $320.0 million of outstanding letters of credit, were $100.1 million as of September 30, 2020. This facility is secured by substantially all of our assets. Our wholly owned subsidiaries, excluding Grizzly Holdings and Mule Sky, guarantee our obligations under our revolving credit facility.
Our revolving credit facility contains customary negative covenants including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; agree to payment restrictions affecting our restricted subsidiaries; make investments; undertake fundamental changes including selling all or substantially all of our assets; enter into swap contracts and forward sales contracts; dispose of assets; change the nature of their business; enter into transactions with their affiliates; and engage in certain transactions with restricted subsidiaries. The negative covenants are subject to certain exceptions as specified in our revolving credit facility. Our revolving credit facility also contains certain affirmative covenants, including, but not limited to the following financial covenants: (1) the ratio of Net Secured Debt to EBITDAX (as defined under the revolving credit agreement) may not be greater than 2.00 to 1.00 for the twelve-month period of the end of each fiscal quarter; and (2) the ratio of EBITDAX to interest expense for the twelve-month period at the end of each fiscal quarter may not be less than 3.00 to 1.00. On May 1, 2020, we entered into a fifteenth amendment to our Amended and Restated Credit Agreement. Among other changes, the amendment added the requirement to maintain a ratio of Net Secured Debt to EBITDAX as described above, deferred the requirement to maintain a ratio of Net Funded Debt to EBITDAX of 4.00 to 1.00 until September 30, 2021, and added a limitation on the repurchase of unsecured notes, among other amendments. We were in compliance with these financial covenants at September 30, 2020.
On July 27, 2020, we entered into the sixteenth amendment to the Amended and Restated Credit Agreement. The sixteenth amendment allows us to issue up to $750 million in second lien debt subject to certain conditions.
In October 2020, we entered into forbearance agreements with the lenders under our revolving credit facility. See Note 17 of the notes to the consolidated financial statements included in Item 1 and Part II, Item 1A. "Risk Factors" contained elsewhere in the Form 10-Q.
Senior Notes. We used borrowings under our revolving credit facility to repurchase in the open market approximately $73.3 million aggregate principal amount of our outstanding Notes for $22.8 million during the nine months ended September

30, 2020. We recognized a $49.6 million gain on debt extinguishment, which included retirement of unamortized issuance costs and fees associated with the repurchased debt, during the nine months ended September 30, 2020.
Subject to restrictions in our own revolving credit facility, we may use a combination of cash and borrowing under our revolving credit facility to retire our outstanding debt, through privately negotiated transactions, open market repurchases, redemptions, tender offers or otherwise, but we are under no obligation to do so.
In October and November 2020, we elected not to make interest payments on our 2024 Notes and 2023 Notes subject to a 30-day grace period. See Note 17 of the notes to consolidated financial statements included in Item 1 and Part II, Item 1A. “Risk Factors” contained elsewhere in this Form 10-Q.
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
Our capital expenditures for 2020 are currently estimated to be in the range of $260 million to $270 million for drilling and completion expenditures. In addition, we currently expect to spend $20 million to $25 million in 2020 for non-drilling and completion expenditures, which includes acreage expenses, primarily lease extensions in the Utica Shale. The midpoint of the 2020 range of capital expenditures is more than 50% lower than the $602.5 million spent in 2019, primarily due to our decision to reduce capital activity in response to lower commodity prices, specifically natural gas prices, and our desire to fund our capital development program primarily with cash flow from operations. As a result of our decreased capital spending program for 2020 and the impact of our 2019 property divestitures, we expect our production volumes in 2020 to be approximately 22% to 27% lower than 2019. Coupled with forecasted lower commodity prices, we expect 2020 revenues, operating cash flows and EBITDA to be significantly lower in 2020 as compared to 2019.
We continually monitor market conditions and are prepared to adjust our drilling program if commodity prices dictate. We have the ability to react quickly to changing commodity prices and accelerate or decelerate our activity within our operating areas as market conditions warrant. In the event commodity prices decline from current levels or our capital or other costs increase we may be required to obtain additional funds which we would seek to do through borrowings, offerings of debt or equity securities or other means, including the sale of assets. To the extent that access to capital and other financial markets is adversely affected by the effects of COVID-19 or other factors, the Company may need to consider alternative sources of funding for some of its operations and for working capital, which may increase the cost of, as well as adversely impact access to, capital. We regularly evaluate merger, acquisition and divestiture opportunities. Capital may not be available to us on acceptable terms or at all in the future. Further, if we are unable to obtain funds when needed or on acceptable terms, we may be required to delay or curtail implementation of our business plan or not be able to complete acquisitions that may be favorable to us. If the current low commodity price environment worsens, our revenues, cash flows, results of operations, liquidity and reserves may be materially and adversely affected.
Cash Flow from Operating Activities. Net cash flow provided by operating activities was $200.0 million for the nine months ended September 30, 2020 as compared to $617.4 million for the same period in 2019. This decrease was primarily the result of a significant decrease in our realized gas prices as well as decreases in our production volumes.
Divestitures. During the nine months ended September 30, 2020, we divested our SCOOP water infrastructure assets and received $50.0 million in cash upon closing and have an opportunity to earn additional incentive payments over the next 15 years, subject to our ability to meet certain thresholds which will be driven by, among other things, our future development program and future water production levels. Proceeds from the divestiture were used to reduce our outstanding revolver balance. See Note 3 of the notes to our consolidated financial statements for further discussion.

Use of Funds. The following table presents the uses of our cash and cash equivalents for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020	2019
	(In thousands)
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$299,896	$585,466
Leasehold acquisitions	18,449	34,924
Other	19,634	26,145
Total oil and natural gas property expenditures	$337,979	$646,535
Other Uses of Cash and Cash Equivalents
Cash paid to repurchase senior notes	$22,827	$79,480
Cash paid to repurchase common stock under approved stock repurchase program	—	30,000
Other	1,459	6,026
Total other uses of cash and cash equivalents	$24,286	$115,506
Total uses of cash and cash equivalents	$362,265	$762,041
Drilling and Completion Costs. During nine months ended September 30, 2020, we spud 16 gross (14.8 net) and commenced sales from 22 gross and net operated wells in the Utica Shale for a total cost of approximately $170.4 million. During the nine months ended September 30, 2020, we spud nine gross (7.6 net) and commenced sales from four gross (3.8 net) operated wells in the SCOOP for a total cost of approximately $48.4 million.
During the nine months ended September 30, 2020, we did not participate in any wells that were spud or turned to sales by other operators on our Utica Shale acreage. In addition, 14 gross (0.04 net) wells were spud and 5.00 gross (0.03 net) wells were turned to sales by other operators on our SCOOP acreage during the nine months ended September 30, 2020.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities. See Note 9 and Note 14 of the notes to our consolidated financial statements for further discussion of the amendment to our firm transportation agreement with Midship and termination of our Master Services Agreement with Stingray Pressure Pumping LLC, a subsidiary of Mammoth Energy Services, Inc. and a related party. There have been no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of September 30, 2020, our material off-balance sheet arrangements and transactions include $320 million in letters of credit outstanding against our revolving credit facility and $111.4 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily on certain firm transportation agreements. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 9 to our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Critical Accounting Policies and Estimates
As of September 30, 2020, there have been no significant changes in our critical accounting policies from those disclosed in our 2019 Annual Report on Form 10-K.

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
As of September 30, 2020, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
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
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swap positions at September 30, 2020:

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2020	NYMEX Henry Hub	500,000	$2.69

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2020	NYMEX WTI	3,000	$35.49

	Location	Daily Volume (Bbls/day)	Weighted Average Price
Remaining 2020	Mont Belvieu C3	1,500	$20.27
We sold call options in exchange for a premium, and used the associated premiums to enhance the fixed price for a portion of the fixed price natural gas swaps primarily for 2020 listed above. We had the following open sold call option positions at September 30, 2020:

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
2022	NYMEX Henry Hub	628,000	$2.90
2023	NYMEX Henry Hub	628,000	$2.90
We had the following open costless collar positions at September 30, 2020:

	Location	Daily Volume (MMBtu/day)	Weighted Average Floor Price	Weighted Average Ceiling Price
2021	NYMEX Henry Hub	250,000	$2.46	$2.81
As of September 30, 2020, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume (MMBtu/day)	Weighted Average Fixed Spread
Remaining 2020	Transco Zone 4	NYMEX Plus Fixed Spread	60,000	$(0.05)
Remaining 2020	Fixed Spread	ONEOK Minus NYMEX	10,000	$(0.54)
In October 2020, we early terminated natural gas basis swaps which represented approximately 40,000 MMBtu of natural gas per day for the remainder of 2020. The early termination resulted in a cash settlement of $0.2 million.
Additionally, in late October 2020 and early November 2020,we early terminated 475,000 MMBtu/day of 2022 sold calls with a strike price of $2.90. The early termination resulted in us incurring approximately $60.2 million of additional indebtedness on our revolving credit facility.
Our fixed price swap contracts are tied to the commodity prices on NYMEX Henry Hub for natural gas and Mont Belvieu for propane, pentane and ethane. We will receive the fixed priced amount stated in the contract and pay to its counterparty the current market price as listed on NYMEX Henry Hub for natural gas or Mont Belvieu for propane, pentane and ethane.

Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At September 30, 2020, we had a net liability derivative position of $80.6 million as compared to a net asset derivative position of $85.5 million as of September 30, 2019, related to our hedging portfolio. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $55.9 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $48.7 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Interest Rate Risk. Our revolving amended and restated credit agreement is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States, or, if the eurodollar rates are elected, the eurodollar rates. At September 30, 2020, we had $279.9 million in borrowings outstanding under our revolving credit facility which bore interest at a weighted average rate of 2.90%. As of September 30, 2020, we did not have any interest rate swaps to hedge our interest risks.

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
As of September 30, 2020, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
In June 2020, Sam L. Carter, derivatively on behalf of the Company, filed an action against certain of our current and former executive officers and directors in the United States District Court for the District of Delaware. The complaint alleged that the defendants breached their fiduciary duties to the Company in connection with certain alleged materially false and misleading statements regarding our business and operations in violation of the federal securities laws. The complaint sought to recover unspecified damages from the defendants, the implementation of specified corporate governance reforms, reasonable attorneys’ and experts’ fees, costs and expenses, and such other relief as may be deemed just and proper. The complaint was voluntarily dismissed without prejudice by the plaintiff in October 2020.
In December 2019, we filed a lawsuit against Stingray Pressure Pumping LLC, a subsidiary of Mammoth Energy (“Stingray”), for breach of contract and to terminate the Master Services Agreement for pressure pumping services, effective as of October 1, 2014, as amended (the “Master Services Agreement”), between Stingray and us. In March 2020, Stingray filed a counterclaim against us in the Superior Court of the State of Delaware. The counterclaim alleges that we have breached the Master Services Agreement. The counterclaim seeks actual damages, which the complaint calculates to be approximately $37.0 million as of September 30, 2020 (such amount to increase each month), the payment of reasonable attorney fees and legal expenses and pre- and post-judgment interest as allowed, and such other and further relief which it may be justly entitled.
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
In August 2020, Muskie filed an action against us in the Superior Court of the State of Delaware for breach of contract. The complaint alleges that we breached our obligation to purchase a certain amount of proppant sand each month or make designated shortfall payments under the Sand Supply Agreement, effective October 1, 2014, as amended (the “Sand Supply Agreement”), between Muskie and us, and seeks payment of unpaid shortfall payments, which are estimated to be approximately $2.5 million as of September 2020, the payment of reasonable attorney’s fees and legal costs and expenses and pre- and post-judgment interest as allowed, and such other and further relief to which it may be justly entitled.
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
In October 2018, we submitted a Voluntary Disclosure document to the Oklahoma Department of Environmental Quality (ODEQ) stemming from improper air permitting at several sites in Midcon between 2014 and 2017. The sites were permitted by Vitruvian prior to our purchase of those assets. The sites were permitted utilizing the “permit by rule” regulation but actually required Title V air permits. We have agreed in a final Consent Order to obtain the proper permits and to pay the costs from not having the proper permits in place in the amount of $180,000 to the ODEQ. The Order received final approval at the ODEQ and was finalized in October 2020.
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
A default under our revolving credit facility or the indentures governing our senior notes would adversely affect our financial condition, results of operations and business prospects.
We elected not to make interest payments of $17.4 million due October 15, 2020, on the 2024 Notes, and $10.8 million due November 2, 2020, on the 2023 Notes as we continue discussions with our lenders and certain other stakeholders regarding a potential comprehensive financial restructuring to strengthen our balance sheet and financial position. The election to defer the interest payments does not constitute an “Event of Default” as defined under the Indentures governing the 2024 Notes and the 2023 Notes if the interest payment is made within 30 days of the due date. If we do not make such interest payments within such 30-day period, there will be an event of default under the Indentures upon expiration of the grace period and there can be no assurance that we will have sufficient funds to pay such interest payment prior to such time.
Additionally, on October 15, 2020, we entered into the First Forbearance Agreement and Amendment to the Amended and Restated Credit Agreement. Pursuant to the First Forbearance Agreement, the lender parties have agreed to (i) temporarily waive any default in connection with the non-payment of interest on the 2024 Notes within 30 days of becoming due prior to its occurrence without any further action and (ii) forbear from exercising certain of their default-related rights and remedies against the Company and the other loan parties with respect to any default in connection with the Specified Default, in each case, until the earlier of October 29, 2020 or another event that would trigger the end of the forbearance period. On October 26, 2020, we entered into the Second Forbearance Agreement and Amendment to the Amended and Restated Credit Agreement, which extends the First Forbearance Agreement. Pursuant to the Second Forbearance Agreement, the lender parties have agreed to (i) temporarily waive any default in connection with the Specified Default prior to its occurrence without any further action, (ii) expand the definition of "Specified Default" to include the failure to make the interest payment on the 2023 Notes within 30 days of becoming due and (iii) extend the agreement to forbear from exercising certain of their default-related rights and remedies against the Company and the other loan parties with respect to any default in connection with the Specified Default, in each case, until the earlier of November 13, 2020 or another event that would trigger the end of the forbearance period.
There can be no assurance that lenders under our revolving credit facility will agree to any further forbearance. Additionally, because the forbearance agreement may terminate earlier than November 13, 2020 upon the occurrence of specified triggering events, we cannot predict the full length of the current forbearance term. Any early termination of the forbearance agreement or our inability to extend, if necessary, the term of the forbearance agreement could result in us being in default under our revolving credit facility.
If an event of default under our revolving credit facility or the Indenture occurs, it would have a material adverse effect on our business, financial condition and results of operations. If waivers or other forms of relief are not obtained, the defaults could cause acceleration of our financial obligations and cross-defaults of our other outstanding indebtedness, which we would not be in a position to satisfy. In the event this occurs and we are unable to satisfy an acceleration of our financial obligations, we would be forced to seek bankruptcy protection to restructure our business and capital structure. As a result, our equity securities may receive little or no payment or value in respect of their investment in the company.

While we are currently engaged in discussions with lenders and certain other stakeholders regarding a potential financial restructuring and have taken many operational and financial measures to improve our balance sheet, preserve liquidity and strengthen our financial position, we cannot provide assurance that we will be able to complete initiatives to refinance our indebtedness or otherwise resolve our liquidity issues in a timely manner or at all.
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
On October 8, 2020, the borrowing base under our revolving credit facility was reduced for the second time during 2020. The October redetermination reduced our borrowing base from $700 million to $580 million, thereby significantly reducing available liquidity.
Considering the decreased demand for oil and natural gas products as a result of the COVID-19 pandemic and the accompanying decrease in commodity prices, there is substantial doubt about the Company’s ability to maintain, repay, refinance or restructure its $2.1 billion of long-term debt. The Company elected not to make an interest payment of $17.4 million due October 15, 2020 on the 2024 Notes. The Company elected not to make an interest payment of $10.8 million due November 2, 2020 on the 2023 Notes. The elections to defer the interest payments do not constitute an “Event of Default” as defined under the Indentures governing the 2024 Notes and 2023 Notes if the interest payments are made within 30 days of the due date. If the Company does not make such interest payments within such 30-day period, there will be an event of default under the Indentures upon expiration of the grace period and there can be no assurance that it will have sufficient funds to pay such interest payments prior to such time.
Additionally, on October 15, 2020, we entered into the First Forbearance Agreement and Amendment to the Amended and Restated Credit Agreement. Pursuant to the First Forbearance Agreement, the lender parties have agreed to (i) temporarily waive any default in connection with the non-payment of interest on the 2024 Notes within 30 days of becoming due prior to its occurrence without any further action and (ii) forbear from exercising certain of their default-related rights and remedies against the Company and the other loan parties with respect to any default in connection with the Specified Default, in each case, until the earlier of October 29, 2020 or another event that would trigger the end of the forbearance period. On October 26, 2020, we entered into the Second Forbearance Agreement and Amendment to Amended and Restated Credit Agreement, which extends the First Forbearance Agreement. Pursuant to the Second Forbearance Agreement, the lender parties have agreed to (i) temporarily waive any default in connection with the Specified Default prior to its occurrence without any further action, (ii) expand the definition of "Specified Default" to include the failure to make the interest payment on the 2023 Notes within 30 days of becoming due and (iii) extend the agreement to forbear from exercising certain of their default-related rights and remedies against the Company and the other loan parties with respect to any default in connection with the Specified Default, in each case, until the earlier of November 13, 2020 or another event that would trigger the end of the forbearance period.
If depressed commodity prices persist or decline further, the borrowing base under our revolving credit facility could be further reduced at our next scheduled redetermination date in November 2020. Any such reduction would further constrain our liquidity and may impair our ability to fund our planned capital expenditures and meet our obligations under our existing indebtedness. Further, a reduction in our capital expenditures would decrease our production, revenues, operating cash flow and EBITDA, which could further limit our ability to comply with the restrictive covenants in our revolving credit facility and other existing indebtedness.
Moreover, our existing revolving credit facility matures in December 2021 and therefore will become a current liability at year end 2020 unless we are able to refinance the credit facility with a new credit facility or other financing. Considering the current state of the first lien market and our elevated leverage profile, there is substantial risk that a refinancing will not be available to us on reasonable terms. A current liability under the revolving credit facility at year end 2020 may result in a qualified audit opinion which could result in a default under the terms of the current revolving credit facility.
Failure to meet our obligations under our existing indebtedness or failure to comply with any of the covenants, if not waived, would result in an event of default under such indebtedness and result in the potential acceleration of outstanding indebtedness thereunder and, with respect to the revolving credit facility, the potential foreclosure on the collateral securing such debt, and could cause a cross-default under its other outstanding indebtedness. As a result of these uncertainties and other factors, management has concluded that there is substantial doubt about our ability to continue as a going concern over the next twelve months from the issuance of these financial statements.

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
Our forecasted production is less than our firm transportation commitment levels under our firm transportation contracts due to decreased developmental activities, which will result in excess firm transportation costs and may have a material adverse effect on our operations.
As of September 30, 2020, we had entered into firm transportation contracts to deliver approximately 1,380,000 and 1,399,000 MMBtu per day for the remainder of 2020 and 2021, respectively. Under these firm transportation contracts, we are obligated to deliver minimum daily volumes or pay fees for any deficiencies in deliveries. As a result of the reduced production from our Utica Shale or SCOOP acreage due to decreased developmental activities, taking into consideration the current low commodity price environment, we expect that we will be unable to meet our obligations under the existing firm transportation contracts, resulting in fees, which may be significant and may have a material adverse effect on our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
    None.
Issuer Repurchases of Equity Securities
    Our common stock repurchase activity for the three months ended September 30, 2020 was as follows:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs (2)
July	—	$—	—	$370,000,000
August	135,645	$0.95	—	$370,000,000
September	—	$—	—	$370,000,000
Total	135,645	$0.95	—

(1)
During the three months ended September 30, 2020, we repurchased and canceled 135,645 shares of our common stock at a weighted average price of $0.95 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards.

(2)	In January 2019, our board of directors approved a new stock repurchase program to acquire up to $400.0 million of our outstanding common stock within a 24 month period. The program was suspended in the fourth quarter of 2019, and the May 1, 2020 amendment to our revolving credit facility prohibits further repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

INDEX OF EXHIBITS
		Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation.	8-K	000-19514	3.1	4/26/2006

3.2	Certificate of Amendment No. 1 to Restated Certificate of Incorporation.	10-Q	000-19514	3.2	11/6/2009

3.3	Certificate of Amendment No. 2 to Restated Certificate of Incorporation.	8-K	000-19514	3.1	7/23/2013

3.4	Second Amended and Restated Bylaws of Gulfport Energy Corporation	8-K	000-19514	3.1	2/27/2020

3.5	First Amendment to the Second Amended and Restated Bylaws of Gulfport Energy Corporation	8-K	001-19514	3.1	5/29/2020

3.6	Certificate of Designation of Series B Junior Participating Preferred Stock of Gulfport Energy Corporation	8-A	001-19514	3.1	4/30/2020

4.1	Form of Common Stock certificate.	SB-2	333-115396	4.1	7/22/2004

4.2	Indenture, dated as of April 21, 2015, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of the Company’s 6.625% Senior Notes due 2023).	8-K	000-19514	4.1	4/21/2015

4.3	Indenture, dated as of October 14, 2016, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of Gulfport Energy Corporation’s 6.000% Senior Notes due 2024).	8-K	000-19514	4.1	10/19/2016

4.4	Indenture, dated as of December 21, 2016, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of Gulfport Energy Corporation’s 6.375% Senior Notes due 2025).	8-K	000-19514	4.1	12/21/2016

4.5	Indenture, dated as of October 11, 2017, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of Gulfport Energy Corporation’s 6.375% Senior Notes due 2026).	8-K	000-19514	4.1	10/11/2017

4.6	Tax Benefits Preservation Plan, dated as of April 30, 2020, between Gulfport Energy Corporation and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-A	001-19514	4.1	4/30/2020

10.1	Sixteenth Amendment to the Amended and Restated Credit Agreement, dated as of July 27, 2020, between Gulfport Energy Corporation, as Borrower, the Bank of Nova Scotia, as Administrative Agent and the lenders party thereto .	8-K	001-19514	10.1	7/30/2020

10.2	First Forbearance Agreement and Amendment to Amended and Restated Credit Agreement, dated as of October 15, 2020, by and among the Gulfport Energy Corporation, as Borrower, the Bank of Nova Scotia, as Administrative Agent and the lender party thereto.	8-K	001-19514	10.1	10/16/2020

10.3	Second Forbearance Agreement and Amendment to Amended and Restated Credit Agreement, dated as of October 26, 2020, by and among the Gulfport Energy Corporation, as Borrower, the Bank of Nova Scotia, as Administrative Agent and the lender party thereto.	8-K	001-19514	10.1	10/29/2020

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

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
Date: November 9, 2020

GULFPORT ENERGY CORPORATION

By:	/s/ Quentin Hicks
Quentin Hicks Executive Vice President & Chief Financial Officer