Form 10-K/A
period 2020-12-31
GULFPORT ENERGY CORP
filed 2021-04-30
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-K/A

(Amendment No. 1)

________________

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 001-19514

________________

Gulfport Energy Corporation
(Exact Name of Registrant As Specified in Its Charter)

________________

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

________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

(1)    On November 27, 2020, our common stock was suspended from trading on the NASDAQ Stock Market LLC (“NASDAQ”). On November 30, 2020, our common stock began trading on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc. under the symbol “GPORQ”. On February 2, 2021, NASDAQ filed a Form 25 delisting our common stock from trading on NASDAQ, which delisting became effective 10 days after the filing of the Form 25. In accordance with Rule 12d2-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the de-registration of our common stock under section 12(b) of the Exchange Act became effective on February 12, 2021.

Explanatory Note

Gulfport Energy Corporation (the “Company” or “Gulfport”) filed its Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original 10-K Filing”) with the Securities and Exchange Commission on March 5, 2021. Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from its definitive proxy statement that we expected to file with the Commission no later than 120 days after the end of the fiscal year covered by the Original 10-K Filing. Because the definitive 2020 Proxy Statement will not be filed with the Commission, the Company is filing this Amendment No. 1 to the Original 10-K Filing (this “Form 10-K/A”) to provide the additional information required by Part III of Form 10-K.

Except for the addition of Part III information and the filing of new certifications by our principal executive officer and principal financial officer, this Form 10-K/A does not amend or otherwise update any other information in the Original 10-K Filing, and the Original 10-K Filing, as amended by this Form 10-K/A, continues to speak as of the date of the Original 10-K Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K Filing and with our filings with the SEC subsequent to the Original 10-K Filing.

GULFPORT ENERGY CORPORATION 2020 ANNUAL REPORT ON FORM 10-K/A TABLE OF CONTENTS
2020 ANNUAL REPORT i

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

OUR BOARD OF DIRECTORS

Our Board of Directors (“the Board”) is elected by the shareholders to oversee their interest in the long-term health and the overall success of our business and its financial strength. The Board serves as the ultimate decision-making body, except for those matters reserved to or shared with shareholders. The Board selects and oversees the members of senior management, who are charged by the Board with conducting our business.

The Chairman presides at all meetings of the Board, as well as executive sessions of non-employee directors, and, in consultation with non-employee directors, our Chief Executive Officer (“CEO”) and management, establishes the agenda for each Board meeting. The Board has also delegated certain matters to its four committees, each of which is chaired by an independent director. The Board believes that this leadership structure provides an effective governance framework at this time.

DIRECTORS

David M. Wood
Age: 64 Director since: December 2018

Business Experience:

Mr. Wood has served as the Chief Executive Officer (“CEO”) and President of the Company since December 2018. From 2016 to December 2018, Mr. Wood served as the CEO and Chairman of the Board of Directors of Arsenal Resources LLC (“Arsenal”), a West Virginia-focused natural gas producer and portfolio company of First Reserve Corporation (“First Reserve”), an energy-focused private equity firm, where he most recently served as Chairman of its Board of Directors and previously held the role of CEO. Prior to his tenure at Arsenal, Mr. Wood served as a Senior Advisor to First Reserve from 2013 to 2016, serving on several of its portfolio company boards. Prior to his position at First Reserve, Mr. Wood spent more than 17 years at Murphy Oil Corporation (NYSE: MUR), a global oil and natural gas exploration and production company, which we refer to as Murphy Oil, including as its CEO, President and a member of the Board of Directors from 2009 to 2012. From 1980 to 1994, Mr. Wood held various senior positions with Ashland Exploration and Production, an oil and natural gas exploration and production company. Mr. Wood began his career as a well-site geologist in Saudi Arabia. Mr. Wood also served on the Board of Directors of the general partner of Crestwood Equity Partners LP (NYSE: CEQP) and its wholly owned subsidiary, Crestwood Midstream Partners LP, an owner and operator of crude oil and natural gas midstream assets. In addition, Mr. Wood served as the Chairman of the Board of Directors for Lilis Energy, Inc. (NYSE: LLEX), an exploration and development company operating in the Delaware Basin. Mr. Wood also served on the Board of Directors of several private oil and natural gas companies, including Deep Gulf Energy LP (prior to its acquisition by Kosmos Energy Ltd.) and Berkana Energy Corp. (when it was majority owned by Murphy Oil).

Other Memberships and Positions:

Mr. Wood previously served on the Board of Directors and as an executive committee member of the American Petroleum Institute. He was also a member of the National Petroleum Council and is a member of the Society of Exploration Geophysicists.

Educational Background:

Mr. Wood holds a B.S. in Geology from the University of Nottingham in England and completed Harvard University’s Advanced Management Program.

Board Membership Qualifications:

Mr. Woods’ extensive experience as a CEO and director of public exploration and production companies and energy-focused private equity firms, executive management skills and extensive knowledge of the oil and natural gas sector and corporate governance qualify him to serve as a director.

2020 ANNUAL REPORT 1

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Alvin Bledsoe
Age: 73 Director since: January 2020 Current Public Company Directorships: Crestwood Equity Partners LP. (NYSE: CEQP) (since July 2007) SunCoke Energy, Inc. (NYSE: SXC) (since June 2011)

Business Experience:

Mr. Bledsoe is an experienced finance and public accounting executive with governance, strategic planning, managerial and leadership expertise, having led the development and execution of market and sector strategies for clients in the energy, mining and utilities industries for PricewaterhouseCoopers LLP, a multinational professional services firm (“PwC”). From 1972 to 2005, Mr. Bledsoe served in various senior roles, including as global leader for PwC’s Energy, Mining and Utilities Industries Assurance and Business Advisory Services Group, a member of the firm’s senior leadership team, Regional and Office Managing Partner and as audit and senior relationship partner on some of the firm’s largest energy industry clients. Mr. Bledsoe currently serves as Director, Audit Committee chair and Compensation Committee member of Crestwood Equity GP LLC (general partner of Crestwood Equity Partners LP, a natural gas and crude oil logistics master limited partnership holding company). In addition, he serves as Director of SunCoke Energy, Inc. (NYSE: SXC).

Educational Background:

Mr. Bledsoe received his Bachelor of Science Degree in Accounting from Auburn University and holds a Certified Public Accountant license from the State of Texas.

Board Membership Qualifications:

Mr. Bledsoe’s background and experience as finance and public accounting executive with governance, strategic planning, managerial and leadership expertise, having led the development and execution of market and sector strategies for clients in the energy, mining and utilities industries for PwC qualify him to serve as a director.

Deborah G. Adams
Age: 60 Director since: March 2018 Current Public Company Directorships: Enlink Midstream (NYSE: ENLC) (since March 2020) MRC Global Inc. (NYSE: MRC) (since October 2017)

Business Experience:

Ms. Adams served as Senior Vice President of Health and Safety, Project and Procurement with Phillips 66, a diversified manufacturing and logistics company, from May 2014 until her retirement in October 2016. From 2008 to May 2014, Ms. Adams served as President of Transportation for Phillips 66 and ConocoPhillips. Prior to this position, Ms. Adams worked as general manager and Chief Procurement Officer for ConocoPhillips beginning in 2005. From 2003 to 2005, Ms. Adams served as general manager, International Refining, for ConocoPhillips. Before this role, Ms. Adams served as general manager, Global Downstream Information Systems following the ConocoPhillips merger in 2002. Ms. Adams began her career in 1983 as a process engineer in the refining division of the Conoco Global Engineering Department before moving through a variety of business development, planning, supply and trading and operations positions. Ms. Adams has served on the Board of Directors of MRC Global Inc. and as a member of its Audit and Compensation Committees since October 2017 and has served on the Board of Directors of Enlink Midstream and as a member of its Audit Committee since March 2020. Ms. Adams has served on the Board of Directors of Austin Industries, Inc., an employee-owned construction company, since May 2018, and serves as a member of its Audit, Human Resources and Nomination and Governance Committees.

Other Memberships and Positions:

Ms. Adams served two full terms on the Board of BakerRipley from February 2012 to February 2018 and currently serves as a member of the Foundation Board of Trustees and the Board of Governors for the Oklahoma State University. Ms. Adams is also a governance fellow of the National Association of Corporate Directors.

Recognition and Honors:

In 2014, Ms. Adams was inducted into the Oklahoma State University College of Engineering, Architecture and Technology Hall of Fame and in 2015, the Oil and Gas Diversity Council named Ms. Adams to the list of the Top 50 Most Powerful Women in Oil and Gas.

Educational Background:

Ms. Adams received a Bachelor of Science degree in chemical engineering from Oklahoma State University in 1983.

Board Qualifications:

Ms. Adams background and experiences in various segments of the oil and gas industry, her high-level management positions at a public oil and gas company and recognition as one of the top 50 women in the oil and gas industry qualify her to serve as a director.

2 2020 ANNUAL REPORT

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Samantha Holroyd
Age: 52 Director since: July 2020 Directorship: Oasis Petroleum Inc. (NASDAQ: OAS) (since December 2020)

BUSINESS EXPERIENCE:

Ms. Holroyd has served as an independent consultant to the oil and gas industry since February 2020 through Golden Advisory Services, LLC, a consulting firm. Previously, Ms. Holroyd served as a Managing Director at Lantana Energy Advisors, an energy divestiture and advisory firm, which is a division of SunTrust Robinson Humphrey, Inc., the corporate and investment banking arm of Truist Financial Corporation (NYSE: TFC), a bank holding company, from February 2018 to February 2020. Prior to that, she served as a Managing Director at TPG Sixth Street Partners, a global finance and investment firm, from September 2016 to January 2018, and as Technical Director at Denham Capital Management LP, an energy and resources-focused global private equity firm, from October 2011 to September 2016. Additionally, Ms. Holroyd previously served as Global Reserves Audit Manager and Business Opportunity Manager at Royal Dutch Shell PLC (NYSE: RDS.A; OTCMKTS: RYDAF), an oil and gas company, Vice President of EIG Global Energy Partners, a provider of institutional capital to the global energy industry, and Vice President of Ryder Scott Company, a petroleum consulting firm. Earlier in her career, she served as a Senior Reservoir Engineer with Tenneco Ventures Corporation, which was an oil and gas exploration, production and financing company, and as a Reservoir Engineer with Atlantic Richfield Company (formerly NYSE: ARC), an oil and gas company.

OTHER MEMBERSHIPS AND POSITIONS:

Ms. Holroyd has served as a director and Chair of the Nominating, Environmental, Social & Governance Committee for Oasis Petroleum Corporation. She also served as Oasis’ Lead Independent Director from December, 2020 to April, 2021. Ms. Holroyd was honored as one of the 25 Influential Women in Energy for 2020 by Oil and Gas Investor and Hart Energy. She previously served on the Executive Committee of the Society of Petroleum Evaluation Engineers.

EDUCATIONAL BACKGROUND:

Ms. Holroyd received her Bachelor of Science degree in Petroleum Engineering from the Colorado School of Mines and is a Registered Professional Engineer in the State of Texas.

BOARD QUALIFICATIONS:

Ms. Holroyd’s background and experience in domestic and international oil and gas organizations, reservoir engineering expertise, financial expertise, Certified Corporate Director designation by the National Association of Corporate Directors and recognition as one of the top 25 Influential Women in Energy qualify her to serve as a director.

Valerie Jochen
Age: 63 Director since: February 2020

Business Experience:

Ms. Jochen has more than 35 years of technical industry experience and brings significant expertise in petroleum engineering and analysis of unconventional reservoirs to Gulfport. Ms. Jochen currently serves as a Professor of Practice in Reservoir Engineering at Texas A&M University, where she began in January 2018 following a nearly 20-year career at Schlumberger Limited (NYSE: SLB), an international oilfield services company. From July 2010 to May 2016, Ms. Jochen served as a Schlumberger Fellow and Technical Director of Unconventional Resources, focused on the technology and resources needed to optimize the development of unconventional reservoirs. From November 1997 to July 2010, Ms. Jochen held various other senior level positions with Schlumberger, including Technology Director of Reservoir Stimulation, Technical Director of Unconventional Gas and Domain Career Leader for Reservoir Engineering. From May 1991 to November 1997, Ms. Jochen served as a Reservoir Engineer and Division Vice President for S.A. Holditch and Associates, and from December 1984 to December 1989, she worked as a Reservoir Engineering and Planning Supervisor for Mobil Exploration & Production. Ms. Jochen began her career in 1979 with Superior Oil Company and served in a variety of production and reservoir engineering positions.

Educational Background:

Ms. Jochen holds a Bachelor of Science degree, a Master of Science degree and a Doctor of Philosophy in petroleum engineering from Texas A&M University. In addition, Ms. Jochen is a registered Professional Engineer in the State of Texas.

Board Qualifications:

Ms. Jochen’s more than 35 years of technical industry experience and significant expertise in petroleum engineering and analysis of unconventional reservoirs qualify her to serve as a director.

2020 ANNUAL REPORT 3

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

C. Doug Johnson
Age: 61 Director since: September 2015 Current Public Company Directorship: Phillips 66 Partners (NYSE: PSXP) (since October 2020)

Business Experience:

Mr. Johnson has an extensive financial and accounting background, with over 33 years of service in the oil and natural gas industry. Since 1981, Mr. Johnson served in various roles at Phillips 66 and its predecessors Phillips Petroleum Co. and ConocoPhillips. Mr. Johnson most recently served as Vice President, Controller and principal accounting officer of Phillips 66, a publicly traded company engaged in midstream, chemicals, and refining, from April 2012 until his retirement on December 31, 2014. During the same period, he also served as Vice President, Controller and principal accounting officer of Phillips 66 Partners GP LLC, the general partner of Phillips 66 Partners LP, a publicly traded pipeline subsidiary of Phillips 66. From June 2010 until April 2012, Mr. Johnson served as General Manager, Upstream Finance, Strategy and Planning at ConocoPhillips. Prior to that, Mr. Johnson’s tenure at ConocoPhillips included his service as General Manager, Downstream Finance from 2008 to 2010 and General Manager, Upstream Finance from 2005 to 2008. Mr. Johnson also served on the Board of Directors of Altus Midstream Company from November 2018 to October 2020.

Other Memberships and Positions:

Mr. Johnson served on the board of Chevron Phillips Chemical Company LLC, a joint venture of Phillips 66 Partners LP and Chevron Corp., and its Audit Committee, where he was co-chairman, from April 2012 until December 2014.

Educational Background:

Mr. Johnson received his Bachelor of Science Degree in Accounting from the University of Arkansas and holds a Certified Public Accountant certificate from the State of Oklahoma.

Board Qualifications:

Mr. Johnson’s prior public company experience, strong oil and natural gas background and financial expertise qualify him to serve as a director.

Ben T. Morris
Age: 75 Director since: August 2014

Business Experience:

From 2009 to 2012, Mr. Morris served as the Vice Chairman of the Board of Directors of the Sanders Morris Harris Group, a financial services and wealth management company he co-founded in 1987, or SMHG. Since its founding, Mr. Morris has served in various capacities with SMHG, including Executive Vice President and Director of Investment Banking, President and Chief Executive Officer and a member of the Board of Directors of SMH Capital, a subsidiary of SMHG, and Chief Executive Officer and a member of the Board of Directors of SMHG. Since 2012, Mr. Morris has continued as an employee of Sanders Morris Harris, Inc., a former subsidiary of SMHG. From 1980 to 1986, Mr. Morris served as the Chief Operating Officer of Tatham Corporation, a privately-held company engaged in natural gas transportation and marketing and oil and gas exploration and production. Mr. Morris began his career as an accountant at Price Waterhouse & Co. in 1967, and in 1973 joined Mid American Oil and Gas Inc. as Chief Financial Officer, eventually serving as President of the company until its sale in 1979.

Other Memberships and Positions:

From 2011 to 2016, Mr. Morris served as a member of the Board of Directors and Chairman of the Audit Committee of Yuma Energy, Inc. (OTCMKTS: YUMAQ), a publicly traded exploration and production company. Mr. Morris has also served on the boards of several public companies, including Capital Title Group from 1998 to 2006, American Equity Investment Life Holding Company from 1997 to 2006, Tyler Technologies, Inc. from 2002 until 2005, where he served as Chairman of its Audit Committee, Fresh America Corp. from 1992 until 1996, where he served as a member of the Compensation Committee, and Deeptech International Inc. from 1988 until 1997. Mr. Morris is currently a member of the Board of Directors of Centrax International Corporation, a private holding company with its largest subsidiary in the oil and gas service industry. Mr. Morris has an extensive financial background, with over 25 years of experience in various aspects of the investment banking business.

Educational background:

Mr. Morris received his Bachelor of Business Administration Degree from the University of North Texas and holds a Certified Public Accountant certificate from the State of Texas, along with several securities licenses.

Board Qualifications:

Mr. Morris’ prior public company experience, extensive financial background (including over 25 years of experience in various aspects of the investment banking business), and strong oil and natural gas background qualify him to serve as a director.

4 2020 ANNUAL REPORT

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

John W. Somerhalder II
Age: 65 Director since: July 2020 Current Public Company Directorship: FirstEnergy Corporation (NYSE: FE) (since February 2021)

Business Experience:

Mr. Somerhalder was appointed vice chairman of FirstEnergy’s Board of Directors in March 2021. Mr. Somerhalder also served as Interim President and CEO of CenterPoint Energy (NYSE: CNP), an electric and natural gas utility serving markets in several regions of the United States, from February 2020 to July 2020 and served as a member of the CenterPoint Energy Board of Directors from 2016 through July 2020. Mr. Somerhalder also served as a Director and Chairman of the Board of Enable Midstream Partners, LP (NYSE: ENBL) from February 2020 to July 2020. Mr. Somerhalder served as Interim President and CEO of Colonial Pipeline from February 2017 until October 2017. Colonial Pipeline is the largest refined products pipeline in the US, transporting more than 100 million gallons of fuel daily from Houston, Texas to the New York Harbor. From October 2013 to February 2020, Mr. Somerhalder served as director at Crestwood Equity GP LLC, the general partner of Crestwood Equity Partners LP (NYSE: CEQP), a master limited partnership that is a developer and operator of midstream assets. Mr. Somerhalder was named President and Chief Executive Officer of AGL Resources (NYSE: GAS) in March 2006 and was named Chairman of the company’s Board of Directors in November 2007. He retired from AGL Resources, an Atlanta-based energy services holding company with operations in natural gas distribution, retail operations, wholesale services and midstream operations, on December 31, 2015. Mr. Somerhalder joined AGL Resources from El Paso Corporation, where he spent almost 30 years, rising through the ranks from engineer to president of El Paso Pipeline Group and executive vice president of El Paso Corporation.

Other Memberships and Positions:

Mr. Somerhalder served on the Board of Directors of the American Gas Association, which he chaired in 2011. He also served on the boards of the Georgia Chamber of Commerce and the Metro Atlanta Chamber of Commerce. He has served as past chairman of the Interstate Natural Gas Association of America. Mr. Somerhalder served as a director of CenterPoint Energy, Enable Midstream Partners, Piedmont Healthcare and the Gas Technology Institute. Mr. Somerhalder is chairman of the board of the Atlanta BeltLine, Inc., which is leading the development of the Atlanta BeltLine along 22 miles of historic railroad around the city. A past member of the board of the United Way of Metropolitan Atlanta, he successfully chaired the 2009 United Way Campaign for metro Atlanta during difficult economic times and served a second term as chair of the 2010 campaign.

Educational Background:

Mr. Somerhalder holds a Bachelor of Science degree in chemical engineering from the University of Arizona.

Board Qualifications:

Mr. Somerhalder’s service as a public company executive and Director, more than four decades of experience in the energy industry, including state and regulatory experience in multiple jurisdictions, and proven leadership abilities qualify him to serve as a director.

OUR EXECUTIVE OFFICERS

The names of executive officers of the Company and their ages, titles and biographies are incorporated by reference from Item 1 of Part I of the Original 10-K Filing.

2020 ANNUAL REPORT 5

BOARD SUMMARY

The following table provides summary information about each director.

						Skills
Director’s Key Work Experience	Other Current US Public Company Directorships	Dir. Since	Age	Ind.	Core Industry Experience(1)	Financial / Audit & Risks(2)	Senior Executive(3)	Environmental / Social(4)	Technical / Engineering(5)	Health & Safety(6)	M&A / Capital Markets(7)
David M. Wood CEO and President of the Company since Dec. 2018		2018	64		▪	▪	▪	▪	▪	▪	▪
Alvin Bledsoe Various senior roles at PwC, including global leader for PwC’s Energy, Mining and Utilities Industries Assurance and Business Advisory Services Group	Crestwood Equity Partners LP (NYSE: CEQP) SunCoke Energy, Inc. (NYSE: SXC)	2020	73	✓	▪	▪	▪				▪
Deborah Adams SVP of Health and Safety, Project and Procurement with Phillips 66 from May 2014 until her retirement in Oct. 2016	Enlink Midstream (NYSE: ENLC) MRC Global Inc. (NYSE:MRC)	2018	60	✓	▪		▪	▪	▪	▪
Samantha Holroyd Consultant and former Managing Director at Lantana Energy Advisors and TPG Sixth Street Partners	Oasis Petroleum Inc. (NASDAQ: OAS)	2020	52	✓	▪		▪		▪		▪
Valerie Jochen Currently Professor in Practice of Reservoir Engineering at Texas A&M University; various senior roles at Schlumberger (NYSE: SLB) before her retirement in 2017, most recently, as a SLB Fellow and Technical Dir. of Unconventional Resources		2020	63	✓	▪		▪	▪	▪	▪
C. Doug Johnson Various senior roles at Phillips 66 and its predecessors from 1981 until 2014, most recently, as VP, Controller and principal accounting officer of Phillips 66	Phillips 66 Partners (NYSE: PSXP)	2015	61	✓	▪	▪	▪				▪
Ben Morris Various senior roles at SMHG subsidiary, Sanders Morris Harris, Inc. since 2012		2014	75	✓	▪	▪	▪				▪
John Somerhalder Vice Chairman of FirstEnergy’s Board of Directors	FirstEnergy Corporation (NYSE: FE)	2020	65	✓	▪	▪	▪	▪	▪	▪	▪

(1)    Relevant experience in the industry; degree in the area

(2)    CPA, CA, CFA, former CFO role (financial expert); current or former partner of an audit firm, current or former finance industry; degree in the area

(3)    Current or former executive of public company or large private multinational company

(4)    Former or current executive role with direct control and responsibility for or direct accountability for environmental and sustainability in the same industry; proven knowledge of global environmental management; degree in the area

(5)    Knowledge and understanding of upstream development and production; degree in the area

(6)    Former or current executive role with direct control and responsibility for health, safety and environment; former or current role with direct accountability for health, safety and environment in the same industry; former or current executive role in HR; current member of health, safety and environment committee of a large cap company

(7)    Current or former role in investment banking, funds management, proven experience in M&A; proven experience with capital raises; current or former advisory role

6 2020 ANNUAL REPORT

BOARD SUMMARY
WHAT ARE THE COMMITTEES OF THE BOARD?

Our Board of Directors has an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Sustainability Committee. The table below summarizes committee membership as of the date of this filing along with the functions each committee is responsible for performing.

AUDIT COMMITTEE
Members Doug Johnson C^+ Samantha Holroyd + Valerie Jochen + Number of Meetings in 2020 7

Principal Functions

•   Reviews and discusses with management and the independent auditors the integrity of our accounting policies, internal controls, financial statements, accounting and auditing processes and risk management compliance.

•   Monitors and oversees our accounting, auditing and financial reporting processes generally, including the qualifications, independence and performance of the independent auditor.

•   Monitors our compliance with legal and regulatory requirements.

•   Monitors compliance with the Company’s Code of Business Conduct and Ethics.

•   Establishes and oversees procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

•   Reviews and approves related party transactions.

•   Appoints, determines compensation, evaluates and terminates our independent auditors.

•   Pre-approves audit and permissible non-audit services to be performed by the independent auditors.

•   Prepares the report required by the U.S. Securities and Exchange Commission (the “SEC”), for the inclusion in our annual proxy statement or securities filing.

•   Reviews and reassesses the adequacy of the Audit Committee charter.

•   Informs our independent auditors of the Audit Committee’s understanding of significant relationships and transactions with related parties and review and discuss with our independent auditors the auditors’ evaluation of our identification of, accounting for and disclosure of our relationships and transactions with related parties, including any significant matters arising from the audit regarding our relationships and transactions with related parties.

C     Committee Chairperson.

+     Satisfies Nasdaq independence and other applicable independence rules for membership on such Committees.

^     Audit Committee financial expert.

2020 ANNUAL REPORT 7

BOARD SUMMARY
compensation committee
Members Ben Morris C+ Deborah Adams + John Somerhalder + Number of Meetings in 2020 12

Principal Functions

•   Oversees and administers our executive compensation policies, plans and practices, including our stock retention guidelines, and evaluates their impact on risk and risk management.

•   Assists the Board of Directors in discharging its responsibilities relating to the compensation of our executives, including our Chief Executive Officer, and other key employees.

•   Administers our equity-based compensation plans, including the grants of stock options, restricted stock awards and other equity awards under such plans.

•   Reviews, approves and administers our cash-based incentive bonus plans, including the establishment of performance criteria, targets and awards under our 2020 Executive Annual Incentive Compensation Plan.

•   Makes recommendations to the Board with respect to incentive compensation.

•   Where appropriate or required, makes recommendations to our stockholders with respect to incentive compensation and equity-based plans.

•   Conducts annual performance evaluation of the Compensation Committee.

•   Reviews disclosure related to executive compensation in our securities filings and prepares an annual Compensation Committee report.

•   Reviews and considers the stockholders’ advisory vote on executive compensation and the frequency of holding such advisory vote.

•   Reviews and reassesses the adequacy of the Compensation Committee charter.

C     Committee Chairperson.

+     Satisfies Nasdaq independence and other applicable independence rules for membership on such Committees.

8 2020 ANNUAL REPORT

BOARD SUMMARY
NOMINATING AND CORPORATE GOVERNANCE COMMITTEE
Members John Somherhalder C+ Valerie Jochen + Ben Morris + Number of Meetings in 2020 7

Principal Functions

•   Assists the Board of Directors in developing criteria for, identifying and evaluating individuals qualified to serve as members of our Board of Directors.

•   Selects and recommends director candidates to the Board of Directors to be submitted for election at each annual meeting of stockholders and to fill any vacancies on the Board of Directors.

•   Periodically reviews and makes recommendations regarding the composition and size of the Board of Directors and each of its Committees.

•   Reviews and recommends to the Board of Directors appropriate corporate governance guidelines and procedures for the Company.

•   Conducts an annual assessment of the qualifications and performance of the Board of Directors.

•   Reviews and reports to the Board of Directors on the performance of management annually.

•   Reviews the development and leadership capabilities of the executive officers and management’s succession process.

•   Reviews and reassesses the adequacy of the Nominating and Corporate Governance Committee charter.

C     Committee Chairperson.

+     Satisfies Nasdaq independence and other applicable independence rules for membership on such Committees.

2020 ANNUAL REPORT 9

BOARD SUMMARY
Sustainability Committee(1)
Members Deborah Adams C+ Samantha Holroyd + Doug Johnson + Number of Meetings in 2020 4

Principal Functions

•   Reviews and makes recommendations to our Board of Directors regarding health, safety and environmental (“HSE”) and corporate responsibility matters, including governmental relations, political contributions and corporate philanthropy, and their impact on our business and operations.

•   Monitors and evaluates management’s actions with respect to the HSE and corporate responsibility matters.

•   Reviews reports from our management, consultants or other advisors regarding (i) our performance with respect to HSE and corporate responsibility matters and compliance with any related laws and regulations applicable to us, (ii) any significant litigation relating to the HSE and corporate responsibility matters, and (iii) any significant legislation or regulations, judicial decisions, treaties, protocols, conventions or other agreements, public policies or other scientific, medical or technological developments involving HSE and corporate responsibility matters that will or may have a material effect on our business and operations.

•   Reviews the risks and exposures relating to HSE and corporate responsibility matters, including mitigation and remedial actions.

•   Reviews crisis management planning procedures.

•   Conducts investigations or studies affecting Gulfport as they pertain to HSE and corporate responsibility matters.

•   Reviews the effectiveness of internal systems and controls necessary to ensure our compliance with applicable health, safety and environmental laws, rules and regulations.

•   Reviews our compliance with industry practices in the areas of health, safety and environmental protection.

•   Reviews our political, charitable and educational contributions/programs and the administration of any political action or similar committees of our employees.

•   Oversees the policies and practices promoting inclusion and diversity within the Company and the Company’s human and workplace rights and policies.

•   Reviews and provides guidance on public policy advocacy efforts to confirm alignment with Company policies and values.

•   Prepares an annual performance evaluation of the Sustainability Committee.

•   Reviews and reassess the adequacy of the Sustainability Committee charter.

•   Carries out any other duties and responsibilities relating to HSE and corporate responsibility matters that may be delegated to the Sustainability Committee by our Board of Directors from time to time.

C      Committee Chairperson.

+      Satisfies Nasdaq independence and other applicable independence rules for membership on such Committees.

(1)   The Sustainability Committee was formed on October 30, 2018 as the Operating Excellence and Corporate Responsibility Committee and was renamed the Sustainability Committee to incorporate additional ESG responsibilities on April 9, 2020.

10 2020 ANNUAL REPORT

BOARD SUMMARY
DO THE COMMITTEES HAVE WRITTEN CHARTERS?

Yes. The charters for each of our Committees can be found on our website at www.gulfportenergy.com under the “Investors — Corporate Governance” captions. You may also obtain copies of these charters, as well as our Code of Business Conduct and Ethics, which is described below, by writing to our General Counsel and Corporate Secretary, Patrick K. Craine, at Gulfport Energy Corporation, 3001 Quail Springs Parkway, Oklahoma City, Oklahoma 73134.

2020 ANNUAL REPORT 11

CORPORATE GOVERNANCE MATTERS AND COMMUNICATIONS WITH THE BOARD
Corporate Governance Highlights

We believe effective corporate governance requires regular constructive discussions with our stockholders. We have a proactive engagement process that encourages feedback from our stockholders. This feedback helps shape our corporate governance practices, and has specifically resulted in:

•   Adoption of stock ownership guidelines for our non-employee directors and executive officers to further align the long-term financial interests of our directors and executive officers with those of our stockholders;

•   Adoption of Corporate Governance Guidelines to ensure best practices and reflect the Board’s commitment to monitor the effectiveness of policy and decision making at the Board and management levels;

•   All directors are independent, except for our Chief Executive Officer;

•   Independent chair of the Board;

•   Advancement of Board diversity, with three current female directors, emphasis on diversity in the Nominating and Corporate Governance Committee’s charter and the adoption of a Board Diversity Policy;

•   Majority vote requirement for stockholders to amend the Bylaws;

•   Majority voting to elect directors in uncontested elections and plurality voting to elect directors in contested elections;

•   Sustainability Committee to further develop our commitment to HSE and corporate responsibility and sustainability matters and their impact on our business and operations;

•   Active board oversight of risk and risk management;

•   Periodic Board and Committee self-assessments conducted;

•   Independent director meetings in executive sessions at all regularly scheduled Board meetings; and

•   99% attendance at 2020 Board and Committee meetings.

12 2020 ANNUAL REPORT

CORPORATE GOVERNANCE MATTERS AND COMMUNICATIONS WITH THE BOARD
Annual Board Self-Assessment Process

Board and Committee Evaluations

Director Performance Evaluations

How often did the Board of Directors meet in 2020?

The Board of Directors met 29 times in 2020. In addition to these meetings, the Board of Directors adopted resolutions by unanimous written consent. Each director attended at least 99% of the aggregate meetings of the Board of Directors and the meetings of the Committees on which he or she served.

Do our non-management directors meet separately without management?

Our non-management directors routinely meet in an executive session following each regularly scheduled meeting of the Board of Directors.

2020 ANNUAL REPORT 13

CORPORATE GOVERNANCE MATTERS AND COMMUNICATIONS WITH THE BOARD
How can I communicate with the Board of Directors?

Individuals may communicate with our Board of Directors or individual directors by writing to our General Counsel and Corporate Secretary, Patrick K. Craine, at Gulfport Energy Corporation, 3001 Quail Springs Parkway, Oklahoma City, Oklahoma 73134. Our General Counsel and Corporate Secretary will review all correspondence and forward our Board of Directors correspondence that, in the opinion of our General Counsel and Corporate Secretary, relates to the function of our Board of Directors or a Board Committee or otherwise requires their attention. Directors may review a log of all correspondence received by us and request copies. Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the chairman of the Audit Committee and handled in accordance with our Audit Committee’s procedures.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics designed to help directors and employees resolve ethical issues. Our Code of Business Conduct and Ethics applies to all directors and employees. Our Code of Business Conduct and Ethics covers various topics including, but not limited to, conflicts of interest, fair dealing, discrimination and harassment, confidentiality, compliance procedures and employee complaint procedures. Our Code of Business Conduct and Ethics, together with any amendments or waivers, is posted on our website at www.gulfportenergy.com under the “Investors – Corporate Governance” captions.

Political Contribution Policy

Engagement in the political, legislative and regulatory process is important to the success of the Company. The Company has delegated compliance and oversight over this function to the Sustainability Committee and has adopted a political contributions and activity policy that sets forth the ways by which the Company and its employees may participate in the political, legislative and regulatory process. All political contributions and activities are subject to compliance with applicable laws.

Aircraft Use Policy

We restrict personal use of Company-owned or chartered aircraft by our executive officers and other employees, as well as by members of our Board of Directors. Our aircraft use policy requires that any personal use of Company-owned or chartered aircraft by any NEO be reported as a perquisite, based on the aggregate incremental value of such personal use. There was no personal use of Company-owned or chartered aircraft in 2020.

14 2020 ANNUAL REPORT

NOMINATING PROCESS FOR DIRECTORS, DIRECTOR QUALIFICATIONS AND REVIEW OF DIRECTOR NOMINEES

Director Qualifications

As provided by the Nominating and Corporate Governance Committee’s charter, our Nominating and Corporate Governance Committee identifies, investigates and recommends to our Board of Directors candidates with the goal of creating a balance of knowledge, experience and diversity. The Committee identifies candidates through the use of third-party search firms, as well as through the extensive networks of our directors and management team in the oil and natural gas industry.

It is our policy that potential directors should possess the highest personal and professional ethics, integrity and values and be committed to representing the interests of our stockholders. In addition to reviewing a candidate’s background and accomplishments, candidates are reviewed in the context of the current composition of our Board of Directors, the skills necessary to provide effective oversight in critical areas and the evolving needs of our business. It is the policy of our Board of Directors that, at all times, at least a majority of its members meets the standards of independence promulgated by the Nasdaq and the SEC and that all members reflect a range of talents, skills and expertise, particularly in the areas of accounting and finance, management, leadership and oil and gas-related industries to provide sound and prudent guidance with respect to our operations and the interests of our stockholders.

Board Diversity Policy

Our Nominating and Corporate Governance Committee is dedicated to diversity and adopted a Board Diversity Policy in November 2019. The policy requires that the Nominating and Corporate Governance Committee consider diversity in its evaluation of candidates for Board membership. Our Nominating and Corporate Governance Committee, in accordance with its charter, seeks to include diverse candidates in all director searches, taking into account diversity of gender, race, ethnicity, background, age, thought and tenure on our Board (in connection with the consideration of the renomination of an existing director), including by affirmatively instructing any search firm retained to assist the Nominating and Corporate Governance Committee in identifying director candidates to seek to include diverse candidates from traditional and nontraditional candidate groups. In accordance with its charter, our Nominating and Corporate Governance Committee periodically reviews and makes recommendations regarding the composition of the Board and the size of the Board.

We also require that the members of our Board of Directors be able to dedicate the time and resources sufficient to ensure the diligent performance of their duties on our behalf, including attending meetings of the Board of Directors and applicable Committee meetings. In accordance with its charter, our Nominating and Corporate Governance Committee periodically reviews the criteria for the selection of directors to serve on our Board and recommends any proposed changes to our Board of Directors for approval.

2020 ANNUAL REPORT 15

DIRECTOR LEADERSHIP STRUCTURE

Role of Chairman and Chief Executive Officer

The positions of Chairman of the Board and Chief Executive Officer are held by two different individuals, and the Chairman of the Board is a non-executive position elected from among the directors by the Board. Separating the positions of Chairman of the Board and Chief Executive Officer allows our Chief Executive Officer to focus on business development strategies as well as our day-to-day business and operations, while allowing our Chairman of the Board to lead the Board in its fundamental role of providing advice to and oversight of management. The Chairman of the Board provides leadership to our Board of Directors and works with the Board of Directors to define its structure and activities in the fulfillment of its responsibilities.

The duties of the non-executive Chairman of the Board include:

•        Presiding at meetings of our Board of Directors and stockholders;

•        Setting board agendas with the input from other members of the Board and our management;

•        Facilitating communication among and information flow to directors;

•        Calling special meetings of our Board of Directors and stockholders; and

•        Advising and counseling our Chief Executive Officer and other officers.

Our Board of Directors does not have a lead director.

Directors

We believe that our directors bring a broad range of leadership experience to the boardroom and regularly contribute to the thoughtful discussion involved in effectively overseeing the business and affairs of the Company. We believe that the atmosphere of our Board is collegial, that all Board members are well engaged in their responsibilities and that all Board members express their views and consider the opinions expressed by other directors. Seven out of eight directors are independent under the Nasdaq listing standards and SEC rules. We believe that all our independent directors have demonstrated leadership in business enterprises and are familiar with Board processes. Our independent directors are involved in the leadership structure of our Board by serving on our Audit, Nominating and Corporate Governance, Sustainability and Compensation Committees, comprised entirely of independent directors and each having an independent chairperson.

Committee Chairs

Specifically, our Audit Committee Chair oversees the accounting and financial reporting processes and compliance with legal and regulatory requirements. Our Compensation Committee Chair oversees our compensation policies and practices and their impact on risk and risk management. The Chair of our Sustainability Committee oversees our practices relating to health, safety and environmental protections, as well as social and governance matters. Our Nominating and Corporate Governance Committee Chair monitors matters related to Board and Committee composition, Board performance and best practices in corporate governance. As such, each Committee Chair provides independent leadership for purposes of many important functions delegated by our Board of Directors to each Committee.

16 2020 ANNUAL REPORT

BOARD OF DIRECTORS’ ROLE IN RISK OVERSIGHT

While our management team is responsible for the day-to-day management of risks, the Board of Directors has primary responsibility for risk oversight. Boards typically exercise this oversight during regular Board meetings, but our Board of Directors also maintains constant and open dialogue with management and reviews and monitors key processes. As a result, they are better able to respond to emerging risks and to influence our strategy to address those risks.

While our Board of Directors is ultimately responsible for risk oversight at the Company, our four Committees assist the Board in fulfilling its oversight responsibilities in the areas of risk below:

Committee	Risk Areas of Focus
Audit	• Financial Reporting • Internal Controls • Legal Compliance • Regulatory Compliance • Reserves Reporting • Risk Management • Marketing and Hedging
Compensation	• Compensation Policies • Executive Performance
Sustainability	• Environment • Public Health • Government Relations • Political Contributions
Nominating and Corporate Governance	• Board Organization • Membership • Structure • Succession Planning • Corporate Governance
Director Highlights

Board Composition

Key Competencies	Independent Oversight
✓ Oil & Gas Industry Knowledge ✓ Significant Operating Experience ✓ Accounting & Financial Expertise ✓ Executive Leadership Experience ✓ Public Company Board and Corporate Governance Experience

✓  All directors are independent other than the CEO, including an independent Chairman

✓  Recently adopted Board Diversity Policy and Corporate Governance Guidelines to enhance our director recruitment and corporate governance practices

✓  Over 40% of our independent directors are female, including the Chair of our Sustainability Committee

2020 ANNUAL REPORT 17

Corporate Responsibility and Sustainability Highlights

Gulfport is proud to play its part in the responsible and efficient development of domestic natural gas which is critical to our country’s economic success as it provides the primary fuel for efficient power generation in the United States. We are aware of the positive influence and potential impact we may have on the communities where we operate and live. Gulfport prioritizes safety, environmental protection, operational excellence and giving back to the communities in which we operate.

We have identified several key areas where our business could have an impact on the communities where we operate, including: greenhouse gas emissions, waste and spills, water usage, health, safety and environmental (HSE) protection, employee training and education, and community involvement. Our Sustainability Committee oversees environmental, safety, social, sustainability and governance (ESG) matters. Continuously improving our HSE performance remains a top priority. Our HSE performance also directly impacts the compensation of all our employees as it is one of the performance goals included in our cash incentive compensation plan. We believe having measurable HSE metrics as part of our incentive compensation program leads to improved accountability and reinforces our cultural focus on operating safely and protecting employees, the environment and the communities in which we operate.

Environmental Stewardship.    Gulfport strives to minimize the environmental impact of our operations by consistently focusing on finding ways to reduce our environmental footprint. Gulfport minimizes our environmental impact by, among other things:

•        Selecting and designing our well sites to minimize impacts to sensitive habitats and surrounding areas;

•        Reducing water disposal volumes and freshwater consumption through water re-use or water sharing agreements with other operators where possible;

•        Investing in and implementing technology to reduce emissions, waste and our physical footprint on our drilling locations;

•        Specifically targeting methane emission reductions with the formation of a multi-functional team which reviews and assesses potential emission points such as liquids unloading events, pneumatic control devices and thief hatches;

•        Implementing spill prevention and response activities to confirm equipment is maintained and operating practices are continually improved to prevent spills and minimize the impact of our operations to the soil, air and water; and

•        Employing air quality programs, monitoring and operating practices to ensure that we comply with or exceed applicable regulations.

We are a member of The Environmental Partnership which is committed to continuous improvements in environmental performance, including the reduction of methane and volatile organic compound emissions. Limiting waste water and oil spills are included as part of our incentive compensation programs to ensure we hold ourselves accountable for being good environmental stewards.

Gulfport instituted a corporate environmental policy that supports our commitment to operational excellence and our compliance obligations. The policy fosters environmental awareness and guides employee behavior consistent with Gulfport’s expectations. All Gulfport employees are expected to act and make decisions within the guidelines of the policy to ensure our business complies with all local, state and federal environmental laws and regulations applicable to our operations. Each employee and contractor is expected to protect the environment, minimize and manage waste responsibly, reduce and eliminate emissions and limit spills and discharges.

In 2021 we finalized a Supplier Code of Conduct which clearly establishes Gulfport’s expectations regarding environmental, health and safety obligations, in addition to conduct and ethics standards.

Safety.    Safety is the primary priority for all Gulfport employees and contractors supporting our activities. Gulfport provides comprehensive safety training to all employees and is fully committed to a safe working environment. We utilize and apply performance metrics to drive and improve a leading position in safe operations. Gulfport has designed and instituted emergency response and business continuity plans to address incidents involving operational disruptions, pandemics and natural disasters. These measures include prompt notification procedures enabling Gulfport personnel to quickly evaluate and mitigate risks. Limiting safety incidents is included as part of our 2020 incentive compensation program to ensure we train and hold our employees accountable for operating safely.

18 2020 ANNUAL REPORT

Corporate Responsibility and Sustainability Highlights

Gulfport established the Work Safe Program which focuses on a combination of twelve rules derived from Company policies (critical tasks) and cultural conditions that have been linked to serious safety incidents in our industry. Critical Task Rules are those requiring specific operating procedures to mitigate hazardous work site conditions to complete work safely. Cultural Condition Rules are defined as work site conditions or human behaviors that have been linked to the root cause of most incidents.

Employees and contractors are expected to live by, apply and follow the requirements that coincide with the twelve rules. Our goal is to not only improve our safety performance but to proactively prevent incidents before they happen.

Stop Work is one of the Work Safe Program’s critical tasks. Our Chief Executive Officer, David Wood, and Chief Operating Officer, Donnie Moore, signed and communicated a Stop Work Authority and Obligation letter to the Company’s employees and our contractors. This letter outlines Gulfport’s commitment to health, safety and the environment and provides the expectation and support to all Gulfport employees and contract partners to stop work when conditions warrant. Every person on a Gulfport work site has the authority to stop any work that is believed to cause an unsafe condition, or places personnel or the environment at risk.

Health, Safety & Environment Highlights for 2020:

•        Reduced reportable spills by 70% year-over-year

•        Reduced number of total OSHA recordable injuries by 50% year-over-year

•        Recorded an increase in Hazard Observations/Stop Works year-over-year

•        Developed and delivered multiple Work Safe Program trainings for employees and contractors

Community Engagement.    Gulfport consistently strives to positively impact and improve the communities where we live and operate. We form partnerships focused on education and work with local authorities to ensure the safety and well-being of the populations where we operate. Gulfport has also formed a strong partnership with the Foundation for Appalachian Ohio and the Communities Foundation of Oklahoma and created the Gulfport Energy Fund in both Ohio and Oklahoma. Through these funds, Gulfport makes direct monetary contributions to local organizations to improve education, youth development, health, human services and environmental stewardship.

2020 ANNUAL REPORT 19

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis, or CD&A, explains the Compensation Committee’s compensation philosophy, summarizes our executive compensation programs and describes compensation decisions for Gulfport’s Chief Executive Officer, or CEO, Chief Financial Officer, or CFO, and the next three highest paid executives for 2020. These officers, known as our NEOs, are:

David M. Wood	Chief Executive Officer and President
Quentin R. Hicks	Executive Vice President, Chief Financial Officer
Donnie Moore	Executive Vice President, Chief Operating Officer
Patrick K. Craine	Executive Vice President, General Counsel and Corporate Secretary
Michael Sluiter	Senior Vice President of Reservoir Engineering
20 2020 ANNUAL REPORT

EXECUTIVE SUMMARY
Gulfport 2020 Business Performance Highlights

In the current depressed commodity price environment and period of economic uncertainty, we took the following operational and financial measures in 2020 to improve our balance sheet and preserve liquidity:

•        Reduced 2020 capital spending by more than 50% as compared to 2019;

•        Divested our SCOOP water infrastructure assets to a third-party water service provider for $50 million;

•        Reduced certain corporate general and administrative costs through pay reductions, furloughs and reductions in force;

•        Continued to significantly improve operational efficiencies and reduce drilling and completion costs in both our SCOOP and Utica operating areas. In the Utica, our average spud to rig release time was 18.7 days in 2020, which was a 5% improvement from 2019 levels. In the SCOOP, our average spud to rig release time was 35.5 days, representing a 35% improvement compared to 2019 levels.

Although management’s actions listed above have helped to improve the company’s liquidity and cost-structure, continued macro headwinds including the depressed state of energy capital markets and extraordinarily low commodity price environment presented significant risks to the Company’s ability to fund its operations going forward. On October 8, 2020, the borrowing base under our revolving credit facility was reduced for the second time in 2020 from $700 million to $580 million, thereby significantly reducing available liquidity. Considering the facts above, we elected not to make interest payments of $17.4 million due October 15, 2020 and $10.8 million due November 2, 2020 on our 2024 Notes and 2023 Notes, respectively. On November 13, 2020, we filed voluntary petitions for relief under Chapter 11.

The Compensation Committee will continue to consider the feedback from our stockholders when making compensation decisions for our NEOs. It is important to note that many of the practices utilized under a normal business environment do not apply to a distressed environment.

Practices We Follow
✓

Incentives Aligned with Stakeholders.    All incentive compensation granted in 2020 was either tied to key performance indicators that create value for the enterprise or were time-based retention-related payments with clawback features in order to retain key executives to successfully navigate the Chapter 11 bankruptcy process.

✓	Robust disclosure of our performance metrics and targets. We provide detailed disclosure of our performance metrics in our CD&A.
✓	Ownership guidelines. We adopted robust stock-ownership guidelines for directors and executive officers in 2019.
✓	Risk Management. We perform annual enterprise risk assessments to ensure our use of incentive metrics doesn’t add undue risk to the business.
✓	Clawback and recoupment processes. We have a Clawback Policy that allows us to recover incentive compensation.
✓	Executive Compensation best practices. The Compensation Committee uses an independent compensation consulting firm to provide input into the executive compensation programs.
2020 ANNUAL REPORT 21

EXECUTIVE SUMMARY
Practices We Prohibit
✗	Single-trigger vesting of equity awards. The Company does not allow for single-trigger vesting of equity awards in connection with a change of control for any awards granted in 2020 and beyond.
✗	Providing tax gross-ups. No tax gross-ups are provided to NEOs.
✗	Hedging or pledging Gulfport Energy stock. The Company does not allow hedging or pledging of Gulfport securities by our NEOs or directors.
✗	Liberal share recycling. We do not allow liberal share recycling in our stock incentive plan.
✗	Holding Gulfport Energy stock in a margin account. The Company does not allow securities to be held in a margin account by our NEOs or directors.
✗

Excessive perquisites or executive benefits plans.    No pension, supplemental executive retirement plan or other excessive perquisite plans are made available to our executive officers (except for our 401(k) plan and medical and insurance plans available to other non-NEOs).

✗

Repricing of Stock Options.    The Company has not granted stock options in 2020, currently has no plans to grant stock options in the future and would not reprice any outstanding stock options that might be outstanding.

STOCKHOLDER ENGAGEMENT AND ANNUAL SAY-ON-PAY ADVISORY VOTE

The Compensation Committee is committed to engaging with our stockholders and learning their expectations for executive compensation, corporate governance, safety, environmental and other social responsibility issues at Gulfport Energy. The 2020 Say-on-Pay vote results showed that 74% of the shareholders that voted agreed that executive compensation practices at Gulfport Energy were working as expected. While it is clear that the majority shareholder vote was favorable, the Compensation Committee, Board of Directors and Company believe there is opportunity for improvement. Based on the results of the Company’s last advisory vote on the frequency of future Say-on-Pay votes at the Company, also known as a say on frequency vote, the Company will continue to hold annual Say-On-Pay votes until the Company’s next say on frequency vote in 2023.

The Compensation Committee will continue to consider the feedback from our stockholders when making compensation decisions for our NEOs.

22 2020 ANNUAL REPORT

EXECUTIVE SUMMARY
EXECUTIVE COMPENSATION PHILOSOPHY AND COMPONENTS

Our executive compensation programs play an important role in helping us achieve our business objectives and effectively reward executive officers for our Company’s annual and long-term performance and individual contributions to performance.

Overview of NEO Total Direct Compensation Components for Fiscal Year 2020

The Company generally believes that incentive pay should comprise the majority of executive compensation. We further believe that long-term compensation should be comprised of equity compensation, and the performance of the company’s stock price should play a role in determining the compensation level of our executives. Long-term incentives should measure multiple years and be tied to strategic results over that time frame. Gulfport Energy also believes that long-term incentives should address retaining our key executives and take a holistic view of the retentive power of all shares granted and still unvested. Gulfport Energy also believes that our short-term incentives should be a direct reflection of our current operating plans and support the longer-term strategic plan by delivering expected rewards for expected results for our annual operating plans. Short-term plans should be competitive in our industry and primarily based on established goals that are measurable and transparent. We also believe base salary levels should be competitive with the market for executives in the oil and gas markets and our benefit packages should be substantively similar for all employees and not include excessive perquisites for executives.

On November 13, 2020, Gulfport Energy Corporation commenced a process to restructure our balance sheet comprehensively and improve our cost structure by filing petitions for voluntary relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. While the Board of Directors and our new leadership team have taken decisive actions since mid-2019 to strengthen our financial position, the Company’s large legacy debt burden in addition to significant legacy firm transportation commitments have made this the best path forward for the Company.

In connection with a comprehensive review of the Company’s compensation programs in July and August of 2020, and in consultation with its independent compensation consultant and legal advisors, the Compensation Committee determined that significant changes were appropriate to retain and motivate the Company’s employees as a result of the ongoing uncertainty and unprecedented disruption in the oil and gas industry, in addition to the possibility of a near-term Chapter 11 filing by the Company.

Determining our Executive Compensation

Benchmarking Against Our Compensation Peer Group

Gulfport utilizes a peer group of companies, or the Compensation Peer Group, as a reference point when establishing both compensation levels for executives and program structures to achieve competitiveness in the market.

2020 Compensation Peer Group

The Compensation Committee directed its independent compensation consultant to conduct a thorough review of the Compensation Peer Group for 2020 and no changes were made from the peer group selected for 2019. The companies reflected in the 2020 Compensation Peer Group reflected a peer group of North American, onshore exploration and production companies that compete with Gulfport Energy for people, resources and investments and are appropriate comparators given factors such as market capitalization, revenue, production and oil and gas product mix.

2020 Compensation Peer Group(1)
Antero Resources Corporation Carrizo Oil & Gas, Inc. CNX Resources Corporation EQT Corporation Magnolia Oil and Gas Corporation QEP Resources, Inc. SM Energy Company	Berry Petroleum Corporation Chaparral Energy, Inc. Comstock Resources, Inc. Extraction Oil and Gas, Inc. Matador Resources Company Range Resources Corporation Southwestern Energy Company	Cabot Oil & Gas, Inc. Chesapeake Energy Corporation Eclipse Resources Corporation Laredo Petroleum, Inc. PDC Energy, Inc. Roan Resources, Inc. SRC Energy Inc.

(1)      Carrizo Oil & Gas, Inc. merged with Callon Petroleum Company, Eclipse Resources Corporation became Montage Resources and Roan Resources, Inc. was acquired by Citizen Energy Pressburg, Inc. in 2019 but remained in the peer group for benchmarking purposes.

2020 ANNUAL REPORT 23

EXECUTIVE SUMMARY
PROCESS FOR DETERMINING EXECUTIVE COMPENSATION

The Compensation Committee of our Board of Directors oversees our compensation programs for executive officers and all employees. During 2020, the Compensation Committee was comprised of Ben Morris, Deborah Adams, and Alvin Bledsoe. John Somerhalder replaced Mr. Bledsoe on the committee upon his appointment to the Board. All members of the committee are independent directors.

The Role of Our Compensation Committee

The Compensation Committee generally reviews and typically makes its decisions regarding the annual compensation of our NEOs at its regular meetings in the first quarter of each year. These decisions include:

•        Certifying annual performance-based incentive awards;

•        Establishing target incentive opportunities and applicable performance objectives for the current year’s annual incentive awards;

•        Approving adjustments to base salary, annual incentive levels and long-term incentive levels; and

•        Granting long-term incentive awards and determining the types of awards for the current year.

The Compensation Committee may also adjust compensation as necessary at other times during the year, such as in the case of promotions, other changes in employment status and significant corporate events, as well as to reflect changing market conditions or for other competitive purposes.

In making its decisions, the Compensation Committee assesses each NEO’s impact during the year and overall value to Gulfport, specifically considering the NEO’s contribution to the growth of Gulfport’s value, operational and financial performance. The committee reviews the performance of the groups over which the NEO has primary responsibility, their impact on strategic initiatives, recommendations of our independent compensation consultant, the NEO’s role and trajectory in succession planning and development, recommendations from our CEO with respect to our other NEOs and other intangible qualities that contribute to corporate and individual success.

The Role of our CEO

The Compensation Committee evaluates our CEO based on the Company’s performance metrics, leadership role as a member of the Board, our lead representative to the investment community and other criteria. The total compensation package is ultimately determined by the Compensation Committee, based upon its evaluation and input from our independent compensation consultant. Our CEO’s compensation ultimately reflects Gulfport’s performance, personal performance, competitive industry practices and the terms of our employment arrangement.

Each year, our CEO evaluates each of the other NEOs and makes compensation recommendations to the Compensation Committee. In developing recommendations, the CEO considers the recommendations of the Compensation Committee’s independent compensation consultant, as well as each NEO’s contributions to the Company’s performance. The independent compensation consultant reviews and provides comments to the Compensation Committee based on our CEO’s recommendation with respect to NEOs, other than our CEO. Our CEO does not participate in deliberations or decisions concerning his own compensation.

The Role of the Compensation Consultants

The Compensation Committee retained Pearl Meyer as its independent compensation consultant. Pearl Meyer assisted the Compensation Committee in developing a competitive total compensation program that is consistent with our philosophy of goal-oriented pay for performance. This allows us to attract, retain and motivate talented executives. Pearl Meyer’s services included providing an annual analysis of the compensation of our top executive officers and their counterparts at peer companies, as well as the peer group review described above. The analysis compares each element of compensation and total direct compensation awarded by Gulfport and our peers. In addition, Pearl Meyer helped the Compensation Committee consider the allocation between annual incentive and long-term compensation and between the types of long-term incentive awards. Pearl Meyer also provided support with regulatory and other considerations that affect compensation programs generally, as requested by the Compensation Committee.

24 2020 ANNUAL REPORT

EXECUTIVE SUMMARY

Pearl Meyer reported exclusively to the Compensation Committee. The Compensation Committee reviewed the independence of Pearl Meyer and determined that there were no conflicts of interest as a result of the Compensation Committee’s engagement. The Compensation Committee evaluates the independence of its compensation consultants on an ongoing basis.

2020 COMPENSATION PROGRAM DESCRIPTION

At the beginning of 2020, the Gulfport Energy board and management team were focused on executing on a business plan and strategy focused on generating cash flow, maximizing liquidity and improving the Company’s cost structure in an effort to reduce leverage. Accordingly, the 2020 Incentive Plan (described below) was implemented with a focus on cost control, cash flow generation and other strategic and ESG goals.

When the 2020 Incentive Plan was implemented, the Company was optimistic that natural gas prices would increase to a level that would allow the Company to be successful without a comprehensive restructuring. However, commodity prices remained depressed through the summer of 2020, primarily as a result of a dramatic decrease in global demand for oil and gas caused by the COVID-19 pandemic and related stay-at-home orders. By July 2020 the board and management team became increasingly focused on a comprehensive restructuring including the potential for a Chapter 11 filing. The Compensation Committee of the Board revised the incentive compensation program in July and August of 2020, as described below, given the Company’s circumstances.

Base Salary

The Compensation Committee engaged Pearl Meyer to review the overall competitiveness of our executive compensation programs for 2020, with continued focus on ensuring the alignment of management compensation with performance and the achievement of Gulfport’s long-term strategic goals. The Compensation Committee reviews executive officer base salaries on an annual basis, with a goal of providing market competitive, fixed cash compensation. The Compensation Committee assesses comparable salary information provided by its independent compensation consultant as one factor when determining the base pay for NEOs.

After reviewing data provided by the independent compensation consultant to the Compensation Committee, and in light of economic uncertainties of the US and Global Energy markets and the challenging financial position the Company was experiencing, the decision was made to keep base at the same levels for 2019 for all executives, and no salary increases were provided to any NEO.

On June 1, 2020, the Company’s NEOs voluntarily chose to take a 10% salary reduction, and the CEO voluntarily chose to take a 20% salary reduction for the remainder of 2020.

2020 Annual Incentive Awards

On March 16, 2020, the Compensation Committee recommended the approval of, and the Board approved, the Company’s 2020 Incentive Plan (the “2020 Incentive Plan”). The Compensation Committee established a performance-based annual incentive program for 2020 that tied our executives’ compensation directly to pre-established performance metrics. Targeted annual incentive award levels were based on market information supplied by the independent compensation consultant. Individual awards may be decreased at the discretion of the Compensation Committee based on overall corporate performance for the year and other considerations.

The 2020 Incentive Plan was designed to provide selected employees incentive compensation opportunities tied to the achievement of specific performance goals (“Incentive Awards”), and service-based compensation opportunities, “Standard Awards” and, together with the Incentive Awards, “Cash Awards”). The 2020 Incentive Plan was administered by the Board or a committee thereof to which the Board has delegated authority to administer the 2020 Incentive Plan (the “Administrator”). The 2020 Incentive Plan focused on (i) continued employment or performance of services for the Company until relevant vesting, forfeiture or clawback dates, as the case may be with respect to Standard Awards and (ii) achievement of objectives and goals (“Performance Targets”) relating to certain financial, operational, safety and environmental metrics in addition to strategic goals (“Performance Factors”) over a period of one year (the “Performance Period”) with respect to Incentive Awards. The above vesting dates, Performance Targets, Performance Factors and Performance Period were determined by the Administrator. Incentive Awards were also subject to time-based vesting conditions such as the participant’s continued employment or performance of services for the Company through the relevant Performance Period or such other dates as determined by the Administrator. Under the 2020 Incentive Plan, the earning of an Incentive Award and payout opportunity was contingent upon meeting the Incentive Award’s applicable threshold performance levels. If threshold performance levels were satisfied, the payout amount varied for performance above or below the pre-established target performance levels. Each Standard Award was

2020 ANNUAL REPORT 25

EXECUTIVE SUMMARY

subject to clawback in the event of the participant’s termination of employment with the Company prior to the earlier of the first anniversary of the Grant Date or the occurrence of a change in control, in each case, for reasons other than due to (i) the Company’s or related company’s termination of the participant without cause, (ii) the participant’s voluntary termination of employment with the Company or related company for good reason, or (iii) the participant’s death.

Grant of Cash Awards

Each Incentive Award was subject to a Performance Period of January 1, 2020 through December 31, 2020. Different vesting periods were applied to separate one-third portions of each Incentive Award (each one-third portion, an “Incentive Tranche Amount”). The applicable Incentive Tranche Amount was scheduled to vest over the period commencing on the Grant Date and ending on each of December 31, 2020, December 31, 2021 and December 31, 2022 (each period, a “Subject Restricted Period”), subject to the participant’s continuous employment and attainment of certain financial, operational, safety and environmental metrics in addition to strategic goals and total shareholder return Performance Targets (“Qualified Performance”). Payment of a vested Incentive Tranche Amount (as such payment may be adjusted by the Administrator pursuant to the Plan) would have been made within 30 days following the vesting date, subject to that Incentive Tranche Amount being earned as a result of the attainment of Qualified Performance. If the participant incurred a Qualified Termination during a Subject Restricted Period, then the participant would have remained eligible to receive any unpaid Incentive Tranche Amounts, again subject to those Incentive Tranche Amounts being earned as a result of the attainment of Qualified Performance. In general, earned Incentive Tranche Amounts would have been prorated if the Qualifying Termination occurred prior to a change in control, and no proration would have occurred if the Qualifying Termination occurred during the 24-month period following a change in control. In either event, the applicable earned and unpaid Incentive Tranche Amounts would have been paid (as payments may have been adjusted by the Administrator pursuant to the 2020 Incentive Plan) within 30 days after Qualified Termination, and if Qualified Termination occurred during the Performance Period, the applicable Qualified Performance determination would have been made at the time of Qualified Termination. If the participant incurred a termination other than a Qualified Termination during a Subject Restricted Period, the participant would have forfeited all rights to receive any payment of the Incentive Tranche Amount that related to a Subject Restricted Period, regardless of whether Qualified Performance was attained.

2020 Annual Incentive Bonus Metrics

In 2020, the Compensation Committee continued incentivizing our executives to increase Gulfport’s value through our pay for performance Annual Incentive Plan. This Annual Incentive Plan aligns our executives’ interests with those of our stockholders by making the executive compensation heavily dependent on increasing Gulfport’s operational and financial performance, as well as rewarding our executives for executing the Company’s long-term strategic goals, including in the areas of health, safety and environmental responsibility.

To achieve these objectives, the Compensation Committee identified critical performance metrics based on objective criteria, established balanced metrics and assigned appropriate weighting to each metric. Throughout this process, the Compensation Committee considered these metrics’ impact on our business, profitability, production and stockholder return.

The 2020 annual incentive thresholds, targets and maximums set by the Compensation Committee were based on financial and key performance measures determined in the first quarter of 2020. The Compensation Committee reviewed financial results and key performance indicators and approved payout results based on those achievements. The metrics used for the 2020 Incentive Plan included: Operated LOE (15%), Cash G&A Excluding Bonuses (15%), Free Cash Flow (15%), Gathering and Processing and Differential (15%), Safety (10%), Environmental Reportables (10%) and Strategic Initiatives (20%). In connection with the implementation of the Revised 2020 Incentive Program described below, the Compensation Committee reviewed results through July 31, 2020 and determined a prorated payout was warranted due to the achievement levels detailed below (see 2020 Prorated Actual column).

26 2020 ANNUAL REPORT

EXECUTIVE SUMMARY
	Weighting	Threshold	Target	Maximum	2020 Prorated Actual	2020 Actual Payout
Operated LOE per Mcfe ($/Mcfe)	15%	$0.16	$0.15	$0.13	$0.16	7.5%
Recurring Cash G&A(1) per Mcfe ($/Mcfe)	15%	$0.15	$0.14	$0.12	$0.15	7.5%
Free Cash Flow(2) ($ MM)	15%	>$0	$2	$15	$4	15%
Gathering and Processing Differential ($/Mcfe)	15%	$1.39	$1.31	$1.24	$1.22	30%
Environmental, Social, Corporate Governance (ESG)
Total Incidents	5%	12	11	9	6	5%
Reportable Spills	5%	20	18	16	5	5%
Succession Planning	5%				Target	5%
Greenhouse Gas Emissions	5%	0.17	0.16	0.14	Target	5%
Strategic Goals
Renewal of Credit Facility	20%	<1 Yr	1 Yr	>2 Yr	Target	20%
Total Achievement Payout	100%					100%

(1)      Recurring general and administrative expense is a non-GAAP financial measure equal to general and administrative expense presented on the income statement, plus capitalized G&A and less any non-recurring general and administrative expense. Non-recurring general and administrative expenses related to certain legal, financial advisory and consulting charges.

(2)      Free cash flow is a non-GAAP measure defined as cash flow from operating activities before changes in operating assets and liabilities less capital expenditures incurred. Cash flow from operating activities before changes in operating assets and liabilities is a non-GAAP financial measure equal to cash provided by operating activity before changes in operating assets and liabilities and inclusive of capitalized expenses incurred during the given period.

Relative TSR modifier: Amounts earned under the 2020 Incentive Award Plan would be subject to modification based on relative shareholder return over the period earned. Performance relative to peers between the 25th and 75th percentiles received no modification, performance below the 25th percentile received a negative 25% adjustment of the award and performance above the 75th percentile received a positive 25% adjustment of the award.

2020 Target Annual Incentive Opportunities and Actual Annual Incentive Payments

The Compensation Committee established the target annual incentive opportunity for each NEO, taking into consideration the terms of any applicable employment agreement, and approved the following payments based on the Company’s 2020 performance through July 31, 2020 as described above.

Name	Target Annual Incentive (as % of Base Salary)	Target Annual Incentive	Actual Annual Incentive (as % of Target Annual Incentive)	2020 Payment
David M. Wood	125%	$1,042,500	100% (prorated for 7 months)	$608,363
Quentin R. Hicks	90%	$ 382,500	100% (prorated for 7 months)	$223,212
Donnie Moore	100%	$ 505,000	100% (prorated for 7 months)	$294,699
Patrick K. Craine	90%	$ 391,500	100% (prorated for 7 months)	$228,464
Michael Sluiter	60%	$ 216,000	100% (prorated for 7 months)	$126,049
2020 ANNUAL REPORT 27

EXECUTIVE SUMMARY

Revised 2020 Incentive Compensation Program

Considering the increased likelihood of a comprehensive restructuring of the Company, including a potential Chapter 11 filing, in July and August 2020 the Compensation Committee conducted a comprehensive review of the Company’s compensation programs and in consultation with its independent compensation consultant and legal advisors, the Compensation Committee determined that significant changes were necessary to retain and motivate the Company’s employees. Accordingly, as of August 4, 2020, the Compensation Committee authorized a redesign of the incentive compensation program for the Company’s workforce, including NEOs. Participation by the NEOs in the new compensation program was contingent upon forfeiture of (i) all unpaid amounts previously awarded pursuant to the 2020 Incentive Plan, (ii) all restricted stock units granted in 2020 (described below under “Equity Awards – Time-vesting Restricted Stock Units”) and (iii) any award pursuant to the 2014 Executive Annual Incentive Compensation Program for 2020, other than payment of pro-rata bonuses earned for the period from January 1, 2020 through July 31, 2020 at the target level as described above. Under the new compensation program, each NEO’s target total variable compensation amount for 2020 (target annual bonus and long-term incentive, after adjusting the long-term incentive targets for each of Messrs. Hicks and Craine to 350% in recognition of increased workload), less the pro-rata incentive payments earned for the period from January 1, 2020 through July 31, 2020 at the target level as described above, were paid immediately. Each NEO was paid the amount described in the table titled “Revised 2020 Incentive Compensation Program.” Of this amount, 50% (the “Retention Component”) is subject to repayment on an after-tax basis in the event of the NEO’s resignation without good reason or termination by the Company for cause prior to the earlier of July 31, 2021, a change in control or completion of a restructuring, and the remaining 50% (the “Performance Component”) is subject to repayment on an after-tax basis if the performance metrics described below are not met over performance periods from August 1, 2020 through July 31, 2021 as described below.

The Compensation Committee determined that the performance metrics for the Performance Component would consist of (i) Lease Operating Expense (20%), (ii) Recurring Cash G&A (defined above) (20%), (iii) Total Safety Incidents (10%), (iv) Reportable Spills (10%), (v) Obtaining DIP Financing (20%) and (vi) Obtaining Committed Exit Financing (20%). The performance goals for each of the performance metrics are set forth in the table below. The Performance Component consists of 5 performance periods beginning on August 1, 2020, and a target completion date for the last performance period of July 31, 2021, as outlined in the table below.

KPIs	Performance Period 1 Aug-Sept 2020			Performance Period 2 Oct-Dec 2020			Performance Period 3 Jan-Mar 2021			Performance Period 4 Apr-Jun 2021			Performance Period 5 July 2021			Cumulative Target
Achievement Level	Min	Target	Max	Min	Target	Max	Min	Target	Max	Min	Target	Max	Min	Target	Max	Min	Target	Max
G&A Costs ($MM)	$9.6	$9.0	$8.3	$14.8	$13.8	$12.7	$14.1	$13.1	$12.1	$14.1	$13.1	$12.1	$4.7	$4.4	$4.0	$57.3	$53.3	$49.3
Operational LOE ($/Mcfe)	$0.19	$0.17	$0.15	$0.15	$0.14	$0.13	$0.17	$0.15	$0.14	$0.18	$0.16	$0.14	$0.18	$0.16	$0.14	$0.17	$0.15	$0.14
Safety Incidents/Spills	3/4	2/3	1/2	4/6	3/5	2/4	4/6	3/5	2/4	4/6	3/5	2/4	2/3	1/2	0/1	17/25	12/20	7/15
Strategic Goal 1	Obtain required DIP financing to provide funds for operation during reorganization. Pass 100% / Fail 0%
Strategic Goal 2	Obtain necessary exit financing to provide funds for operation upon emergence. Pass 100% / Fail 0%

Long-Term Incentive Awards

Each year we grant our NEOs long-term incentive awards, that have historically consisted of equity-based awards. The Compensation Committee determines the amount of these awards, as well as the mix of equity vehicles. The objectives of our long-term incentive plan are to: (i) create significant alignment between the interests of our NEOs and our stockholders; (ii) attract and retain the services of critical talent; and (iii) focus our executives on our sustained growth and financial success.

28 2020 ANNUAL REPORT

EXECUTIVE SUMMARY
DETERMINING AWARD STRUCTURE AND SETTING THE TARGET AWARD OPPORTUNITY

2020 Grants of Cash and Equity Awards

Below is a summary of all grants made to NEOs during 2020. The 2020 Incentive Plan awards, other than the Standard Award, were forfeited in connection with the adoption of the Revised 2020 Incentive Compensation Program.

	2020 Incentive Plan and Equity Award(1)				Revised 2020 Incentive Compensation Program(2)
Named Executive Officer	Standard Award	Incentive Award	TSR-Based Performance Cash	Equity Award (RSUs)	Cash Retention	Quarterly Performance Award
David M. Wood	$834,000	$1,563,750	$2,371,688	$315,356	$2,606,250	$2,606,250
Quentin R. Hicks	$425,000	$ 573,750	$ 128,988	$ 74,566	$ 935,000	$ 935,000
Donnie Moore	$505,000	$ 757,500	$ 816,838	$137,486	$1,136,250	$1,136,250
Patrick K. Craine	$435,000	$ 587,250	$ 132,023	$ 76,321	$ 957,000	$ 957,000
Michael Sluiter	$360,000	$ 388,800	$ 107,640	$ 56,628	$ 468,000	$ 468,000

(1)      These amounts represent the awards granted under the 2020 Incentive Plan and 2019 Amended and Restated Stock Incentive Plan, as described above.

(2)      These amounts represent the awards granted under the Revised 2020 Incentive Compensation Program, as described above.

Equity Awards – Time-vesting Restricted Stock Units

On March 11, 2020 and pursuant to our 2019 Amended and Restated Stock Incentive Plan, we granted our named executive officers the number of restricted stock units reflected in the table below, which were set to vest ratably over a period of three years from the date of the grants. All 2020 awards listed below were forfeited in connection with the adoption of the Revised 2020 Incentive Compensation Program.

Named Executive Officer	2020 LTI Award (RSUs)
David M. Wood	809,644
Quentin Hicks	191,441
Donnie Moore	352,981
Patrick K. Craine	195,945
Michael Sluiter	145,386
COMPENSATION POLICIES AND PRACTICES

Compensation Risk Management

The Compensation Committee reviews the risks and rewards associated with our compensation policies and programs. We believe that our policies and programs encourage and reward prudent business judgment, encourage short-term stockholder value creation, and prioritize long-term growth by discouraging excessive risk taking.

The Compensation Committee believes that the Company utilizes compensation policies and programs that minimize risks that may have a material adverse impact on the Company.

Clawback Provisions

Under the Sarbanes-Oxley Act of 2002, incentive compensation received by our Chief Executive Officer and Chief Financial Officer may be subject to clawback in the event of a restatement of our financial statements. Under the Stock Incentive Plan, each award pursuant to the Stock Incentive Plan is conditioned on repayment or forfeiture in accordance with applicable laws,

2020 ANNUAL REPORT 29

EXECUTIVE SUMMARY

our Company policies and any relevant provisions in the related award agreements. Further, under the terms of our employment agreements with Messrs. Wood, Moore, and Craine, dated August 1, 2019, Mr. Hicks dated August 9, 2019, and Mr. Sluiter dated November 13, 2020 (the “Employment Agreements”), any equity awards granted, any proceeds of any equity awards that previously have been sold, transferred or otherwise disposed of, and any annual incentive award will be subject to clawback by us, now or in the future, under the Dodd-Frank Act and the Sarbanes-Oxley Act, each as amended, and their rules, regulations and binding, published guidance.

Stock Ownership Guidelines for Executive Officers

We believe it is important for our executive officers to align their financial interests with those of our stockholders. Accordingly, effective January 1, 2019, our Board of Directors adopted a formal stock ownership policy that requires our CEO to achieve a stock ownership level equal to the value of common stock that is five times the value of his annual base salary within five years of the effective date of the stock ownership policy. The Compensation Committee also designated that NEOs are subject to the stock ownership policy. The stock ownership level for our NEOs is three times the value of their respective annual base salaries to be achieved within five years of the effective date of our stock ownership policy. None of our executive officers have been in their position long enough to be required to meet the minimum stock ownership guidelines.

Our non-employee directors are also subject to the stock ownership policy discussed above under “Stock Ownership Guidelines for Directors.”

Anti-Hedging and Pledging Policies

We have a policy prohibiting directors, executive officers and certain other designated employees from speculative trading in our securities, including hedging transactions, short selling, and trading in put options, call options, swaps or collars or holding our securities in margin accounts. We also have a policy prohibiting directors, executive officers and certain other designated employees from pledging Gulfport securities. To our knowledge, all individuals are in compliance with these policies.

Termination and Change of Control Benefits

As noted above, all of our NEOs are parties to Employment Agreements with the Company providing certain payments and benefits in the event of a termination under specific circumstances. The agreements are designed to avoid distraction potentially detrimental to stockholder value upon a change in control and to enhance protection for the executives in connection with such events. These agreements are described in more detail under “Employment Agreements and Termination and Change of Control Benefits.”

Perquisites and Other Personal Benefits

We provide our NEOs with a limited number of perquisites or other personal benefits, primarily consisting of life insurance premiums and Company-sponsored sporting events tickets. We believe these limited benefits help provide a competitive compensation package. The value of these benefits is disclosed in the “Summary Compensation Table.”

Accounting Implications of Executive Compensation Policy

We are required to recognize compensation expense of all stock-based awards pursuant to the provisions of FASB ASC Topic 718, “Compensation-Stock Compensation.” Under U.S. generally accepted accounting principles, or GAAP, only vested shares are included in basic shares outstanding. Also, under GAAP, non-vested shares are included in diluted shares outstanding when the effect is dilutive.

The Compensation Committee believes that linking a large portion of our executive officers’ compensation to both performance-based long-term equity incentive awards and performance-based bonus arrangements, with meaningful performance metrics, appropriately aligns our executives’ interests with those of our stockholders and are consistent with market practices. The Compensation Committee also believes that our current compensation policies and practices enhance retention of executive talent through multi-year vesting of stock awards and discourage unnecessary and excessive risk taking. The Compensation Committee further believes that our other compensation policies and practices, such as our policy prohibiting pledging and hedging of our stock by our executive officers and directors, as well as the lack of significant perquisites and absence of pension or supplemental retirement benefits (aside from those afforded under our broad-based 401(k) plan) for our

30 2020 ANNUAL REPORT

EXECUTIVE SUMMARY

executive officers are consistent with prudent compensation philosophy and the interests of our stockholders. The Compensation Committee will continue to consider the outcome of our stockholders’ future “say-on-pay” votes when making compensation decisions for our NEOs.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in this filing.

Respectfully submitted by the Compensation Committee:

Ben Morris, Chairman

Deborah Adams

John Somerhalder

Dated: April 30, 2021

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee during the past fiscal year is or has ever been an officer or employee of ours or has engaged in any related party transaction in which our Company was a participant. None of our executive officers during the past fiscal year serves, or has served during the past fiscal year, as a member of the Board of Directors or Compensation Committee of any other company that has one or more executive officers serving, or that has served during the past fiscal year, as a member of our Board of Directors or Compensation Committee.

2020 ANNUAL REPORT 31

Compensation Tables
SUMMARY COMPENSATION TABLE

The following table provides information concerning compensation for the fiscal years ended December 31, 2020, December 31, 2019 and December 31, 2018 of our principal executive officer, our current and former principal financial officers and our next three most highly paid executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
David M. Wood	2020	$744,193	—	$ 315,761	$1,694,301	$ 19,398	$2,773,653
Chief Executive Officer and President	2019	$782,840	—	$5,083,848(5)	$ 521,250	$ 36,080	$6,424,018
	2018	$ 11,538	—	—	—	$ 347	$ 11,885
Quentin R. Hicks	2020	$402,124	—	$ 74,662	$ 612,796	$ 15,420	$1,105,002
Executive Vice President,	2019	$138,944	$ 150,000	—	$ 66,406	$ 80,825	$ 436,175
Chief Financial Officer	2018	—	—	—	—	—	—
Donnie Moore	2020	$477,810	—	$ 137,663	$ 768,136	$ 18,461	$1,402,070
Executive Vice President,	2019	$459,398	—	$1,233,129(6)	$ 252,500	$ 29,870	$1,974,897
Chief Operating Officer	2018	$413,581	$ 400,000	$1,200,001(7)	$ 292,485	$ 10,772	$2,316,835
Patrick K. Craine	2020	$411,590	—	$ 76,419	$ 627,214	$ 15,420	$1,130,643
Executive Vice President,	2019	$259,333	$ 50,000	$1,099,169(8)	$ 120,169	$ 9,052	$1,537,723
General Counsel and Corporate Secretary	2018	—	—	—	—	—	—
Michael Sluiter(9)	2020	$340,619	—	$ 56,701	$ 321,049	$ 15,508	$ 733,877
Senior Vice President of Reservoir	2019	$360,004	$ 150,000	$1,573,878(10)	$ 108,000	$ 72,099	$2,263,981
	2018	—	—	—	—	—	—

(1)    The Standard Awards under the 2020 Incentive Plan were subject to clawback through March 16, 2020 and the Retention Component of the Revised 2020 Incentive Compensation Program remains subject to clawback as described above. Because these amounts were not earned as of December 31, 2021, these payments were not included as bonuses earned for calendar year 2020. See “Compensation Discussion and Analysis — 2020 Grants of Cash and Equity Awards.” Amounts in 2019 represent one-time cash inducement bonuses paid to Mr. Hicks, Mr. Craine and Mr. Sluiter upon joining the Company. The amount for Mr. Moore in 2018 reflects a one-time cash inducement bonus and a discretionary bonus paid following his service as interim CEO in 2018.

(2)    The amount reported in the Stock Awards column reflects the fair value of the applicable award of restricted stock, performance-based restricted stock units or time-vesting restricted stock units on the award date. The amounts were calculated in accordance with FASB ASC Topic 718 using certain assumptions, as set forth in Note 1 and Note 7 to our consolidated financial statements for the fiscal year ended December 31, 2019 under the headings “Summary of Significant Accounting Policies – Accounting for Stock-based Compensation” and “Stock-Based Compensation,” respectively, included in our Annual Report on Form 10-K. Restricted stock unit values are based on the closing price of the Company’s common stock on the grant date. In valuing the performance share unit awards, the Company used a Monte Carlo simulation. Performance share units vest based on performance and continued service over a three-year period common and the maximum award opportunity for each NEO for the 2019 PSU awards as of the grant date is as follows: Mr. Wood 457,318, Mr. Moore 485,484, Mr. Craine 280,646 and Mr. Sluiter 232,258. The shares granted in 2020 were forfeited in connection with the adoption of the Revised 2020 Incentive Compensation Program.

(3)    The amounts shown reflect performance-based annual incentive bonuses granted under the 2014 Executive Annual Incentive Compensation Plan, the 2019 Restated and Amended Stock Incentive Plan, the 2020 Incentive Plan and the Revised 2020 Incentive Compensation Program. For the 2018 amounts, the amounts reflect the annual incentive payments made under the 2014 Executive Annual Incentive Compensation Plan. For the 2019 amounts, the Compensation Committee certified the attainment of the related performance goals February 25, 2020, and the Company paid these performance-based annual incentive bonuses March 27, 2020. For the 2020 amounts, (i), the Compensation Committee reviewed results through July 31, 2020 for the annual incentive bonuses granted under the 2014 Executive Annual Incentive Compensation Plan and determined a prorated payout was warranted due to the achievement of the related performance goals that was certified by the Compensation Committee on August 3, 2020 and the Company paid these performance-based annual incentive bonuses August 28, 2020 ($608,363 for Mr. Wood, $223,212 for Mr. Hicks, $294,699 for Mr. Moore, $228,464 for Mr. Craine and $126,049 for Mr. Sluiter), and (ii) the NEOs earned a portion of the Performance Component of the Revised 2020 Incentive Compensation Program based on the August to September and October to December performance periods ($1,085,938 for Mr. Wood, $473,438 for Mr. Hicks, $398,750 for Mr. Moore, $389,583 for Mr. Craine and $195,000 for Mr. Sluiter). Any further payments under the 2014 Executive Annual Incentive Compensation Plan for 2020 were terminated in connection with the adoption of the Revised 2020 Incentive Compensation Program.

(4)    The amount for Mr. Wood for 2020, 2019 and 2018 includes $14,250, $8,746 and $347, respectively for our 401(k) plan contribution and in 2019, $1,697 attributable to Company sponsored sporting event tickets, in 2020 and 2019, $5,148 and $4,356, respectively attributable to group term life insurance and relocation of $21,281 in 2019. The amount for Mr. Hicks in 2020 and 2019 includes $14,250 and $8,400, respectively for our 401(k) plan contribution, in 2019 $2,165 attributable to Company sponsored sporting event tickets, in 2020 and 2019, $1,170 and $260, respectively attributable to group term life insurance coverage, and relocation of $70,000 in 2019. The amounts for Mr. Moore in 2020, 2019 and 2018 include $14,250, $21,048 and $8,250, respectively for our

32 2020 ANNUAL REPORT

COMPENSATION TABLES

401(k) plan contribution, $856, $5,984 and $1,272, respectively, attributable to Company sponsored sporting event tickets and $3,354, $2,838 and $1,250, respectively, attributable to group term life insurance coverage. The amounts for Mr. Craine in 2020 and 2019 includes $14,250 and $8,400, respectively for our 401(k) plan contribution, $1,170 and $652, respectively attributable to group term life insurance. The amount for Mr. Sluiter in 2020 and 2019 includes $14,250 and $10,823, respectively for our 401(k) plan contribution, $143 and $286, respectively attributable to Company sponsored sporting event tickets, $1,115 and $990, respectively attributable to group term life insurance coverage and in 2019 relocation of $60,000.

(5)    Mr. Wood was granted an inducement award amount of 121,951 restricted stock units under the Stock Incentive Plan, with a value of $1,000,000 determined based on the closing price per share of common stock on the Nasdaq Global Market on February 25, 2019. In addition, he received a grant of 228,659 restricted stock units that will vest annually in three approximately equal installments beginning February 26, 2020 and 228,659 performance-based restricted stock units that will vest based on performance and continued service over a three-year period, in accordance with the Stock Incentive Plan.

(6)    Mr. Moore was granted an award of 242,742 restricted stock units that will vest annually in three approximately equal installments beginning August 6, 2020 and 242,742 performance-based restricted stock units that will vest based on performance and continued service over a three-year period, in accordance with the Stock Incentive Plan.

(7)    Mr. Moore’s award of 137,143 restricted stock units was granted on February 19, 2018, of which 45,714 vested on February 27, 2019, 45,714 vested on February 27, 2020 and the remaining 45,715 restricted stock units vested on February 27, 2021.

(8)    Mr. Craine was granted an inducement award amount of 71,942 restricted stock units under the Stock Incentive Plan, with a value of $386,329 determined based on the closing price per share of common stock on the Nasdaq Global Market on June 6, 2019. In addition, he received a grant of 140,323 restricted stock units that will vest in annually three approximately equal installments beginning August 6, 2020 and 140,323 performance-based restricted stock units that will vest based on performance and continued service over a three-year period, in accordance with the Stock Incentive Plan.

(9)    Mr. Sluiter became a named executive officer for the first time in 2019 and his compensation for 2018 has been omitted in reliance upon the SEC’s interpretive guidance.

(10)  Mr. Sluiter was granted an inducement award amount of 119,993 restricted stock units under the Stock Incentive Plan, with a value of $983,943 determined based on the closing price per share of common stock on the Nasdaq Global Market on February 25, 2019. In addition, he received a grant of 116,129 restricted stock units that will vest annually in three approximately equal installments beginning August 6, 2020 and 116,129 performance-based restricted stock units that will vest based on performance and continued service over a three-year period, in accordance with the Stock Incentive Plan.

2020 ANNUAL REPORT 33

COMPENSATION TABLES
2020 GRANTS OF PLAN-BASED AWARDS

The following table provides information concerning each grant of an award made to our NEOs in the fiscal year ended December 31, 2020 under any Company plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock Awards ($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
David M. Wood	3/11/20	—	—	—	—	—	—	809,644	$315,761
Chief Executive	3/11/20	$ 781,875	$1,563,750	$3,127,500	—	—	—	—	—
Officer and	3/11/20	$ 889,383	$2,371,688	$5,929,220	—	—	—	—	—
President	8/3/20	$ 586,407	$2,606,250	$2,606,250	—	—	—	—	—
Quentin R. Hicks	3/11/20	—	—	—	—	—	—	191,441	$ 74,662
Chief Financial	3/11/20	$ 286,875	$ 573,750	$1,147,500				—	—
Officer	3/11/20	$ 48,371	$ 128,988	$ 322,470
	8/3/20	$ 210,375	$ 935,000	$ 935,000
Donnie Moore	3/11/20	—	—	—	—	—	—	352,981	$137,663
Chief Operating	3/11/20	$ 378,750	$ 757,500	$1,515,000	—	—	—	—	—
Officer	3/11/20	$ 306,314	$ 816,838	$2,042,095	—	—	—	—	—
	8/3/20	$ 255,657	$ 1,136,250	$1,136,250
Patrick K. Craine	3/11/20	—	—	—	—	—	—	195,945	$ 76,419
Executive Vice	3/11/20	$ 293,625	$ 587,250	$1,174,500	—	—	—	—	—
President,	3/11/20	$ 49,509	$ 132,023	$ 330,058	—	—	—	—	—
General Counsel and Corporate Secretary	8/3/20	$ 215,325	$ 957,000	$ 957,000	—	—	—	—	—
Michael Sluiter	3/11/20	—	—	—	—	—	—	145,386	$ 56,701
Senior Vice	3/11/20	$ 194,400	$ 388,800	$ 777,600	—	—	—	—	—
President of	3/11/20	$ 40,365	$ 107,640	$ 269,100	—	—	—	—	—
Reservoir	8/3/20	$ 105,300	$ 468,000	$ 468,000	—	—	—	—	—

(1)    Reflects performance-based annual incentives granted under the 2020 Annual Incentive Plan and assumes threshold performance achievement on all metrics as described above.

(2)    Reflects time-vesting restricted stock units granted under the 2019 Amended and Restated Stock Incentive Plan. All 2020 equity grants were forfeited in connection with the adoption of the Revised 2020 Incentive Compensation Program.

(3)    The amounts reported for performance and time-based restricted stock units in the “Grant Date Fair Value of Stock Awards” column reflect the fair value of the applicable awards on the award date. The amounts were calculated in accordance with FASB ASC Topic 718 using certain assumptions, as set forth in Note 1 and Note 7 to our consolidated financial statements for the fiscal year ended December 31, 2020 under the headings “Summary of Significant Accounting Policies — Accounting for Stock-based Compensation” and “Stock-Based Compensation,” respectively, included in our Annual Report on Form 10-K, filed with the SEC on March 5, 2020.

34 2020 ANNUAL REPORT

COMPENSATION TABLES
OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR-END

The following table provides information concerning equity awards outstanding for our NEOs and our next three most highly paid executive officers at December 31, 2020. All grants received in 2020 were forfeited on August 4, 2020 in connection with the adoption of the Revised 2020 Incentive Compensation Program.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
David M. Wood(3)	233,740	$9,350	114,330	$4,573
Quentin R. Hicks(4)	—	—	—	—
Donnie Moore(5)	207,543	$8,302	121,371	$4,855
Patrick K. Craine(6)	141,510	$5,660	70,162	$2,806
Michael Sluiter(7)	157,414	$6,297	58,065	$2,323

(1)    Market value of shares or units that have not vested is based on the closing price of $.04 per share of our common stock on the Nasdaq Global Select Market on December 31, 2020, the last trading day of 2020.

(2)    Performance-based restricted stock units granted during 2019 shown at the threshold level based on results for two years of the 2019-2021 performance period. The performance units awarded in 2019 will vest based on performance and continued service over a three-year period, and payout occurs in shares of common stock or cash at the end of the three-year period.

(3)    Mr. Wood was granted an inducement award amount of 121,951 restricted stock units under the Plan, that began vesting annually in three approximately equal installments beginning February 26, 2020. In addition, he received a grant of 228,659 restricted stock units that began vesting annually in three approximately equal installments beginning February 26, 2020, and 228,659 performance-based restricted stock units that will vest based on performance and continued service over a three-year period, in accordance with the plan, per the terms of his offer letter, which was approved by stockholders at the 2019 Annual Meeting.

(4)    Mr. Hicks, who was appointed as our Chief Financial Officer on August 26, 2019, did not receive any equity awards in 2019 and grants received in 2020 were forfeited on August 4, 2020 in connection with the adoption of the Revised 2020 Incentive Compensation Program.

(5)    Mr. Moore’s award of 137,143 restricted stock units was granted on February 19, 2018, of which 45,714 vested on February 27, 2019, 45,714 vested on February 27, 2020 and the remaining 45,715 restricted stock units vested on February 27, 2021. In addition, Mr. Moore received a grant of 242,742 restricted stock units that will vest in three approximately equal instalments, of which 80,914 vested on August 6, 2020, and 242,742 performance share units that will vest based on performance and continued service over a three-year period, in accordance with the plan.

(6)    Mr. Craine’s inducement award of 71,942 restricted stock units was granted on June 6, 2019, of which 23,980 vested on June 6, 2020 and the remaining restricted stock units will vest in two approximately equal installments on June 6, 2021 and June 6, 2022. In addition, he received a grant of 140,323 restricted stock units that vest in three approximately equal installments, of which 46,775 vested on August 6, 2020, and 140,323 performance share units that will vest based on performance and continued service over a three-year period, in accordance with the plan.

(7)    Mr. Sluiter’s inducement award of 119,993 restricted stock units was granted on February 26, 2019, of which 39,998 vested on February 26, 2020, 39,998 vested on February 26, 2021 and the remaining restricted stock units will vest on and February 26, 2022. In addition, he received a grant of 116,129 restricted stock units that vest in three approximately equal installments, of which 38,709 vested on August 6, 2020, and 116,129 performance share units that will vest based on performance and continued service over a three-year period, in accordance with the plan.

2020 ANNUAL REPORT 35

COMPENSATION TABLES
2020 STOCK VESTED

The following table provides the number of shares acquired upon vesting of restricted stock awards for our named executive officers.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
David M. Wood(2)	116,870	$116,870
Quentin R. Hicks(3)	—	—
Donnie Moore	126,628	$122,057
Patrick K. Craine(4)	70,755	$ 87,302
Michael Sluiter(5)	78,708	$ 78,708

(1)    Value realized on vesting is based on the vesting date closing price per share of our common stock on The Nasdaq Global Select Market. If the vesting date was not a trading day, the value is based on the closing price per share of our common stock on The Nasdaq Global Select Market on the last trading day prior to the vesting date.

(2)    Mr. Wood was appointed to serve as our Chief Executive Officer and President, and as a member of our Board of Directors, effective December 18, 2018. On February 26, 2019, Mr. Wood received an inducement award of 121,951 restricted stock units and a long-term equity incentive award of 228,659 restricted stock units which will vest in three approximately equal installments.

(3)    Mr. Hicks, who was appointed as our Chief Financial Officer on August 26, 2019. None of his previous grants vested in 2020.

(4)    Mr. Craine joined the Company as General Counsel and Corporate Secretary on May 24, 2019. He received an inducement award of 71,942 on June 6, 2019, and a long-term equity incentive award of 140,323 restricted stock units on August 6, 2019, which vest in three approximately equal installments.

(5)    Mr. Sluiter joined the Company as Senior Vice President of Reservoir Engineering, effective December 3, 2018. He received an inducement award of 119, 993 on February 26, 2019, and a long-term equity incentive award of 116,129 restricted stock units on August 6, 2019, which vest in three approximately equal installments.

36 2020 ANNUAL REPORT

Benefit Plans
401(k) Plan

We maintain a retirement savings plan, or a 401(k) Plan, for the benefit of our eligible employees who have attained the age of 18. Currently, employees may elect to defer their compensation up to the statutorily prescribed limit. During the year, we make a safe harbor contribution based on a formula that provides a company match of 100% of the first 4% of eligible compensation and a 50% match of deferrals that exceed 4% of compensation but do not exceed 6% of compensation with each pay period. We also have the ability to make an additional, discretionary contribution based on each eligible employee’s eligible annual compensation for the prior calendar year. All contributions made by us on behalf of an employee are 100% vested when contributed. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Code. Contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan, and all contributions are deductible by us when made.

2019 AMENDED AND Restated Stock Incentive Plan

The Stock Incentive Plan, which amended and restated our 2013 Restated Stock Incentive Plan, was adopted and approved by our stockholders during the 2019 Annual Meeting. The Stock Incentive Plan authorizes the grant of various forms of stock-based compensation, referred to as equity awards. The Board believes that stock-based compensation is a very important factor in attracting and retaining experienced and talented employees who can contribute significantly to the management, growth and profitability of our business. This authorization enabled us to attract and retain the services of employees, consultants and directors who will contribute to our long-term success and to provide incentives that are linked directly to increases in share value that will benefit our stockholders. The Board believes that stock-based compensation is critical for alignment of the interests of our management with the interests of our stockholders. The availability of equity awards not only increases employees’ focus on the creation of stockholder value, but also enhances employee retention and generally provides increased motivation for our employees to contribute to the future success of the Company.

The Stock Incentive Plan provides eligible recipients an opportunity to receive awards and benefit from increases in value of our common stock through the granting of incentive stock options, nonstatutory stock options, restricted awards (restricted stock and restricted stock units), performance awards and stock appreciation rights. The Compensation Committee serves as the plan administrator and as of December 31, 2020, an aggregate of 8,471,149 shares of restricted common stock, restricted stock units and incentive stock options had been granted under this plan and there remained 4,028,851 shares available for future grants under this plan. The amendment and restatement of the Stock Incentive Plan added 5,000,000 shares to the Stock Incentive Plan’s share reserve, by increasing the maximum number of shares available for issuance from 7,500,000 shares to 12,500,000 shares.

2020 INCENTIVE PLAN

On March 16, 2020, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of Gulfport Energy Corporation (the “Company”) recommended the approval of, and the Board approved, the Company’s 2020 Incentive Plan (the “2020 Incentive Plan”).

The 2020 Incentive Plan was designed to provide to select employees of the Company incentive compensation opportunities, which were tied to the achievement of one or more performance goals (“Incentive Awards”), and service-based compensation opportunities (“Standard Awards” and, together with the Incentive Awards, “Cash Awards”). The 2020 Incentive Plan was administered by the Board or a committee thereof to which the Board delegated authority to administer the 2020 Incentive Plan (the “Administrator”). In general, the 2020 Incentive Plan focused on (i) continued employment or performance of services for the Company until relevant vesting, forfeiture or clawback dates, as the case may be with respect to Standard Awards and (ii) achievement of objectives and goals (“Performance Targets”) relating to certain financial and operational metrics (“Performance Factors”) over a period of time (the “Performance Period”) with respect to Incentive Awards. The above vesting dates, Performance Targets, Performance Factors and Performance Period were to be determined by the Administrator. For avoidance of doubt, Incentive Awards were also subject to time-based vesting conditions such as the participant’s continued employment or performance of services for the Company through the relevant Performance Period or such other date(s) as may be determined by the Administrator. Under the 2020 Incentive Plan, the earning of an Incentive Award and payout opportunity was contingent upon meeting the Incentive Award’s applicable threshold performance levels. If such threshold performance levels were satisfied, the payout amount varies for performance above or below the pre-established target performance levels.

2020 ANNUAL REPORT 37

BENEFIT PLANS

The preceding summary of the 2020 Incentive Plan is qualified in its entirety by reference to the full text of such plan, a copy of which is attached as Exhibit 10.7 hereto and incorporated herein by reference.

2020 GRANTS OF CASH AWARDS

On March 11, 2020, the Compensation Committee approved Cash Awards to selected employees, including the Company’s named executive officers, which was granted effective as of March 16, 2020 (the “Grant Date”) under the 2020 Incentive Plan. David M. Wood, President and Chief Executive Officer, was granted a Standard Award equal to $834,000 and an Incentive Award with a target amount equal to $2,371,688. Donnie Moore, Chief Operating Officer, was granted a Standard Award equal to $505,000 and an Incentive Award with a target amount equal to $816,838. Quentin R. Hicks, Chief Financial Officer, was granted a Standard Award equal to $425,000 and an Incentive Award with a target amount equal to $128,988. Patrick K. Craine, General Counsel and Corporate Secretary, was granted a Standard Award equal to $435,000 and an Incentive Award with a target amount equal to $132,023. Michael Sluiter, Senior Vice President, Reservoir Engineering, was granted a Standard Award equal to $360,000 and an Incentive Award with a target amount equal to $107,640.

Each Standard Award was paid immediately, but is subject to a repayment obligation of the Standard Award in the event of the participant’s termination of employment with the Company or related company, prior to the earlier of the first anniversary of the Grant Date or the occurrence of a change in control (“Clawback Period”) for reasons other than due to (i) the Company’s or related company’s termination of the participant without cause, (ii) the participant’s voluntary termination of employment with the Company or related company for good reason, or (iii) the participant’s death (each, a “Qualified Termination”).

Each Incentive Award was subject to a Performance Period of January 1, 2020 through December 31, 2020. Different vesting periods applied to separate one-third portions of each Incentive Award (each one-third portion, an “Incentive Tranche Amount”). In general, the applicable Incentive Tranche Amount was scheduled to vest over the period commencing on the Grant Date and ending, as the case may be, on each of December 31, 2020, December 31, 2021 and December 31, 2022 (each period, a “Subject Restricted Period”), subject to the participant’s continuous employment and attainment of certain financial, operational and total shareholder return Performance Targets (“Qualified Performance”). Payment of a vested Incentive Tranche Amount (payment may be adjusted by the Administrator pursuant to the Plan) would have been made within 30 days following the vesting date, subject to that Incentive Tranche Amount being earned as a result of the attainment of Qualified Performance. If the participant incurred a Qualified Termination during a Subject Restricted Period, then the participant would have remained eligible to receive any unpaid Incentive Tranche Amounts, subject to those Incentive Tranche Amounts being earned as a result of the attainment of Qualified Performance. In general, earned Incentive Tranche Amounts would have been prorated if the Qualifying Termination occurs prior to a change in control, and no proration will occur if the Qualifying Termination occurs during the 24-month period following a change in control. In either event, the applicable earned and unpaid Incentive Tranche Amounts would have been paid (payments may be adjusted by the Administrator pursuant to the 2020 Incentive Plan) within 30 days after Qualified Termination, and if Qualified Termination occurred during the Performance Period, the applicable Qualified Performance determination would have been made at the time of Qualified Termination. If the participant incurred a termination other than a Qualified Termination during a Subject Restricted Period, the participant would have forfeited all rights to receive any payment of the Incentive Tranche Amount that related to Subject Restricted Period, regardless of whether Qualified Performance was attained. As described above, all unpaid amounts with respect to awards granted under the 2020 Incentive Plan were forfeited as of August 4, 2020 in connection with the adoption of the Revised 2020 Incentive Compensation Program.

The preceding summary of the Standard Awards and Incentive Awards is qualified in its entirety by reference to the full text of the award agreement evidencing the grant of Standard Awards and Incentive Awards, a copy of which is attached as Exhibit 10.8 hereto and incorporated herein by reference.

38 2020 ANNUAL REPORT

BENEFIT PLANS
EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2020, certain information with respect to all compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)(2)(3)	Weighted average exercise price of outstanding options, warrants and rights (b)(3)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders(1)	2,543,108	$ —	4,028,851

(1)    Refers to the 2019 Amended and Restated Stock Incentive Plan.

(2)    Includes an aggregate of 2,543,108 unvested restricted stock units and shares of unvested restricted stock granted under the Stock Incentive Plan.

(3)    No options were outstanding as of December 31, 2020, and neither restricted stock units nor shares of restricted common stock have an exercise price.

Employment Agreements and Termination and Change of Control Benefits

As indicated above, our NEOs are parties to an Employment Agreement with the Company. Pursuant to the Employment Agreements (“Employment Agreements”) with Messrs. Wood, Moore, Hicks, Craine and Sluiter (“Covered NEOs”), each Employment Agreement provides for an initial term that extends through December 31, 2023; provided that the agreement will automatically renew for successive one-year terms unless the Company or the Covered NEOs provide written notice not to renew at least 90 days before the end of the initial term or any renewal term. If a change of control (as described in the Employment Agreement) occurs during the term, the term will be extended to the later of the original expiration date of the term or the date that is 24 months after the effective date of the change of control. The Employment Agreements provide each NEO with, among other things: (i) an annual base salary of $834,000, $505,000, $425,000, $435,000 and $360,000, for Messrs. Wood, Moore, Hicks, Craine and Sluiter, respectively, (ii) eligibility to earn a target annual bonus under the Company’s annual incentive plan equal to 125%, 100%, 90%, 90% and 60% of base salary for Messrs. Wood, Moore, Hicks ,Craine and Sluiter, respectively, (iii) eligibility for annual grants of equity awards as determined in the sole discretion of the Compensation Committee pursuant to the Company’s equity compensation plans; provided that, with respect to the calendar year ending December 31, 2020, each of Messrs. Wood, Moore, Hicks and Craine were entitled to receive awards with a target aggregate fair value of 500%, 350%, 200% and 200% of base pay, respectively, and (iv) benefits that are customarily provided to similarly situated executives of the Company. In addition, our NEOs will be entitled to receive specified payments and benefits upon certain termination events pursuant to the Employment Agreements, including termination following a change of control. The Compensation Committee believes that these provisions will encourage our NEOs to remain in our employment in the event of a change of control of the Company and during circumstances which indicate that a change of control might occur. The Compensation Committee believes termination and change of control benefits are important in maintaining strong leadership and in encouraging retention in these situations and encourages our NEOs to act in the best interests of stockholders without distraction based on uncertainty regarding their employment status. Under the Employment Agreements, if a NEO’s employment is terminated without “cause” by the Company or by the NEO for “good reason” during such time that is not within the 24 month period following a “change of control” (as such terms are defined or described in the Employment Agreements), such NEO will be entitled to severance compensation equal to:

•        100% of annual base salary and target annual bonus;

•        pro-rata target annual bonus;

•        pro-rata vesting of the NEO’s unvested equity awards (with performance award vesting based on performance through the termination date);

2020 ANNUAL REPORT 39

BENEFIT PLANS

•        immediate vesting of any Company matching or other contributions to the Company’s non-qualified deferred compensation plans, if any (“Company Non-Qualified Contributions”);

•        a lump sum payment of any PTO pay accrued but unused through the termination date; and

•        a lump sum payment equal to the NEO’s monthly COBRA premium for a 12-month period.

If, however, a NEO’s employment is terminated without cause by the Company or by the NEO for good reason, in each case, within 24 months following a change of control, a NEO will be entitled to severance compensation equal to:

•        200% of annual base salary and target annual bonus for Messrs. Wood, Moore, Hicks and Craine and 100% of annual base salary and target annual bonus for Mr. Sluiter;

•        pro-rata target annual bonus;

•        immediate vesting of the NEO’s unvested equity awards (with performance award vesting based on performance through the termination date);

•        immediate vesting of any Company Non-Qualified Contributions; and

•        a lump sum payment equal to the NEO’s monthly COBRA premium for an 18-month period.

Notwithstanding the terms described above, the agreement each NEO entered into in connection with the Revised 2020 Incentive Compensation Program provides that the NEO will not be entitled to any severance amount with respect to a pro-rated annual bonus for a termination that occurs in 2020 or 2021. In addition, upon a termination without cause or a resignation for good reason (i) the Retention Component of the Revised 2020 Incentive Compensation Program will be fully vested and no longer subject to clawback and (ii) the Performance Component of the Revised 2020 Incentive Compensation Program will remain outstanding and eligible to vest based on actual performance through the end of the performance period as if the NEO’s employment had not terminated, and any vested portion of the performance component will no longer be subject to clawback.

Under the Current Employment Agreements:

“Good reason” is generally defined as (i) the elimination of the NEO’s position, a material reduction in the duties and/or reassignment of the NEO to a new position of materially less authority; or (ii) a material reduction in the NEO’s base salary, in either case, subject to a cure period of 30 days.

“Cause” is generally defined as (i) the NEO’s willful and continued failure to perform substantially such NEO’s duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness) or (ii) the NEO’s willful engaging in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.

Severance benefits payable under the Employment Agreements are generally conditioned on timely execution of a waiver and release of claims. Each Employment Agreement also contains a one-year post-employment non-solicitation clause and standard confidentiality, trade secrets and cooperation provisions.

40 2020 ANNUAL REPORT

BENEFIT PLANS
Termination, Resignation or Change of Control

The following tables provide information regarding potential payments as of December 31, 2020 to each of our named executive officers as of December 31, 2020 in connection with certain termination events, including a termination related to a change of control of the Company.

Benefits and Payments Upon Termination(1)	Termination Upon Death or Disability(2)	Termination by Company Other than for Cause	Termination for Cause	Involuntary Termination Within 24 Months Following Change of Control
David M. Wood
Severance Payments	—	$1,876,500(3)	—	$3,753,000(4)
Long-Term Incentives:
Unvested Restricted Stock Units(5)	$ 9,350	$ 2,630	—	$ 9,350
Unvested Performance Stock Units(5)	$ 9,146	$ 5,621	—	$ 9,146
Benefits Continuation(6)(7)	—	$ 17,293	—	$ 25,940
Total	$ 18,496	$1,902,044	—	$3,797,436
Quentin R. Hicks
Severance Payments	—	$ 807,500(3)	—	$1,615,000(4)
Long-Term Incentives:
Unvested Restricted Stock Units(5)	—	—	—	—
Unvested Performance Stock Units(5)	—	—	—	—
Benefits Continuation(6)(7)	—	$ 21,383	—	$ 32,074
Total	—	$ 828,883	—	$1,647,074
Donnie Moore
Severance Payments		$1,010,000(3)	—	$2,020,000(4)
Long-Term Incentives:
Unvested Restricted Stock Units(5)	$ 8,302	$ 1,382	—	$ 8,302
Unvested Performance Stock Units(5)	$ 9,710	$ 4,540	—	$ 9,710
Benefits Continuation(6)(7)	—	$ 21,239	—	$ 31,859
Total	$ 18,012	$1,037,161	—	$2,069,871
Patrick K. Craine
Severance Payments	—	$ 826,000(3)	—	$1,653,000(4)
Long-Term Incentives:
Unvested Restricted Stock Units(5)	$ 5,660	$ 867	—	$ 5,660
Unvested Performance Stock Units(5)	$ 5,613	$ 2,624	—	$ 5,613
Benefits Continuation(6)(7)	—	$ 21,239	—	$ 31,859
Total	$ 11,273	$ 850,730	—	$1,696,132
Michael Sluiter
Severance Payments	—	$ 576,000(3)	—	$ 576,000(4)
Long-Term Incentives:
Unvested Restricted Stock Units(5)	$ 6,297	$ 1,316	—	$ 6,297
Unvested Performance Stock Units(5)	$ 4,645	$ 2,172	—	$ 4,645
Benefits Continuation(6)(7)	—	$ 21,239	—	$ 31,859
Total	$ 10,942	$ 600,727	—	$ 618,801

(1)    Information in this table assumes a termination date of December 31, 2020 and a price per share of our common stock of $0.04 (the closing market price per share on December 31, 2020, the last trading day of 2020), and applies the terms of the executives’ compensation agreements. Because the Company’s

2020 ANNUAL REPORT 41

BENEFIT PLANS

Chapter 11 proceeding was still ongoing as of December 31, 2020, notwithstanding the terms of the executives’ compensation arrangements, the actual amounts potentially payable to each executive may have been reduced as a result of limitations imposed by the United States Bankruptcy Code.

(2)    Upon death or disability, the executive or their estate, as applicable, is entitled to receive all accrued and unpaid salary, immediate vesting of all restricted stock units and performance stock units and other compensation payable to the executive (including vacation and sick pay) with respect to services rendered through the termination date.

(3)    Reflects receipt by the executive of a payment representing their earned but unpaid compensation, as well as an amount of severance equal to the annual base salary and target bonus in effect as of December 31, 2020 (the “severance payment”), payable in accordance with the terms of the agreement.

(4)    Reflects receipt by the executive of a payment representing their earned but unpaid compensation, as well as an amount of severance equal to two times the annual base salary and target bonus, with the exception of Mr. Sluiter who receives one times the annual base salary and target bonus, in effect as of December 31, 2020 (the “severance payment”), payable in accordance with the terms of the agreement.

(5)    Unvested restricted stock units and performance stock units vest upon death or disability, or upon termination by the Company other than for cause or termination by executive for good reason within 24 months following a change of control. Upon a termination by the Company other than for cause or termination by the executive for good reason and not in connection with a change of control, a prorated portion of the unvested restricted stock units and performance stock units will vest. For the purposes of this table, we assume target performance in the valuation of performance stock units.

(6)    In the event of a termination by the Company other than for cause or termination by the executive for good reason and not in connection with a change of control, reflects the value of Company-paid continuation coverage under the Company’s group health plans and under COBRA for the executive and eligible family members for a period of 12 months following the date of termination.

(7)    In the event of termination by the Company other than for cause or termination by the executive for good reason within 24 months following a change of control, reflects the value of Company-paid continuation coverage under the Company’s group health plans and under COBRA for the executive and eligible family members for a period of 18 months following the date of termination.

42 2020 ANNUAL REPORT

CEO Pay Ratio Disclosure

Pursuant to Item 402(u) of Regulation S-K, we are disclosing the pay ratio and supporting information comparing the median of the annual total compensation of our employees (including full-time, part-time, seasonal and temporary employees) other than Mr. Wood, our Chief Executive Officer and President, and the annual total compensation of Mr. Wood, our Chief Executive Officer and President. The pay ratio is calculated in a manner consistent with Item 402(u) of Regulation S-K.

For the year ended December 31, 2020, our last completed fiscal year:

•        The median of the annual total compensation of all our employees, other than Mr. Wood was $114,103.

•        The annual total compensation of Mr. Wood was $2,773,653.

Based on this information, for 2020 the ratio of the annual total compensation of Mr. Wood, our Chief Executive Officer and President, to the median of the annual total compensation of all other employees was approximately 24:1.

We selected December 31, 2020 as the date upon which we identified the “median employee.” To identify the median employee, we examined the Medicare Taxable Earnings as reported on IRS Form W-2 (Box 5) for 2020 for all individuals employed by us on December 31, 2020 (other than Mr. Wood).

Once we identified our median employee, we calculated that employee’s annual total compensation for 2020 in the same manner that we determined the total compensation of our named executive officers for purposes of the Summary Compensation Table set forth above. This resulted in an annual total compensation of $114,103 for the identified employee for the year ended December 31, 2020. The calculation of the total compensation for Mr. Wood is included in the Summary Compensation Table set forth above. We made no material assumptions, adjustments, or estimates to identify the median employee or to determine total compensation, and we did not annualize the compensation for any employees that were not employed by us the entire year.

We believe that the above pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. In addition, because the Securities and Exchange Commission rules for identifying the median employee allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

2020 DIRECTOR COMPENSATION

Our policy is that members of our Board of Directors who are also our officers or employees do not receive compensation for their services as directors. The compensation of our non-employee directors for 2020 is described below.

Cash Compensation

Effective January 1, 2019, based on the recommendation of Pearl Meyer, our Board of Directors eliminated attendance fees for Board and Committee meetings and established an annual retainer for each non-employee director of $85,000. The Chairman of the Board receives an additional $85,000 annual retainer and the chairperson of each of our Board Committees receives an additional annual retainer as set forth in the table below. On June 1, 2020, the Company’s Board of Directors’ voluntarily chose to take a 10% reduction in board retainer fees for the remainder of 2020.

Equity Compensation

Effective January 1, 2019, our Board of Directors, based on the recommendation of the independent compensation consultant and the Compensation Committee, approved an annual grant of restricted stock units for our non-employee directors from an aggregate value of approximately $175,000 based on the closing price of our common stock on the date of grant, which represents approximately two-thirds of our non-employee director’s annual compensation. Each grant of restricted stock will vest on the earlier of (a) the date of our next annual meeting of stockholders and (b) the one-year anniversary of the date of the grant, so long as the non-employee director is in continuous service on that date.

2020 ANNUAL REPORT 43

CEO PAY RATIO DISCLOSURE
Program Component(1)	2020 Program	2020 Revised Program(2)
Annual base cash retainer for Board service	$ 85,000	$ 251,500
Additional cash retainer to non-executive Chairman	$ 85,000	$ 85,000
Audit Committee Chair cash retainer	$ 20,000	$ 20,000
Compensation Committee Chair cash retainer	$ 15,000	$ 15,000
Nominating and Corporate Governance Committee Chair cash retainer	$ 10,000	$ 10,000
Sustainability Committee Chair cash retainer	$ 10,000	$ 10,000
Restructuring and Finance Chair cash retainer	$ 0	$ 150,000(3)
Restructuring and Finance Committee member cash retainer	$ 0	$ 90,000(3)
Special Committee Chair cash retainer	$ 0	$ 100,000(4)
Special Committee member cash retainer	$ 0	$ 60,000(4)
Annual equity grant	$ 175,000	$ 0
Stock ownership guideline	5.0x annual base retainer

(1)     Board fees from July 2020 through December 2020 were reduced by 10%.

(2)     The Compensation Committee approved the 2020 Revised Program on August 2, 2020, replacing the 2020 Program for an all-cash incentive program. The previous 2020 equity grants were forfeited in connection with the adoption of the all-cash program.

(3)     The Restructuring and Finance Committee was established in July 2020. A Committee Chair retainer was established at $25,000 per month and a member retainer equal to $15,000 per month.

(4)     The Special Committee was established in September 2020. A Committee Chair retainer was established at $25,000 per month and a member retainer equal to $15,000 per month.

Stock Ownership Guidelines for Directors

We believe it is important for members of our Board of Directors to align their financial interests with those of our stockholders. Accordingly, effective January 1, 2019, our Board of Directors adopted a formal stock ownership policy that requires our non-employee directors to achieve a stock ownership level equal to the value of common stock that is five times the value of their annual retainer within five years of the effective date of our stock ownership policy.

44 2020 ANNUAL REPORT

CEO PAY RATIO DISCLOSURE

2020 Director Compensation Table

The following table contains 2020 compensation information for our non-employee directors who served during 2020. The CEO does not receive compensation for serving as a director of the Company.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Alvin Bledsoe(3)	$ 423,250(4)	$ 371,596	$ 794,846
Deborah Adams	$ 178,250(4)	$ 182,743	$ 360,993
Samantha Holroyd	$ 125,750(4)	$ 182,743	$ 308,493
David Houston	$ 85,000	—	$ 85,000
Valerie Jochen(3)	$ 161,167(4)	$ 356,465	$ 517,632
C. Doug Johnson	$ 188,250(4)	$ 182,743	$ 370,993
Ben Morris	$ 275,750(4)	$ 182,743	$ 458,493
John Somerhalder	$ 301,625(4)	—	$ 301,625
Paul Westerman	$ 42,500	—	$ 42,500

(1)    For additional information regarding the fees earned or paid in cash to our non-employee directors in 2020, please see “2020 Director Compensation” on page 43 of this filing.

(2)    The amounts shown reflect the grant date fair value of restricted stock unit awards granted, determined in accordance with FASB ASC Topic 718. See our consolidated financial statements for the fiscal year ended December 31, 2020 under the headings “Summary of Significant Accounting Policies – Accounting for Stock-based Compensation” and “Stock-Based Compensation,” respectively, included in our Annual Report on Form 10-K, regarding assumptions underlying valuations of equity awards for 2020. The 2020 stock awards were forfeited in connection with the adoption of an all-cash compensation program.

(3)    Mr. Bledsoe, upon his appointment to the Board, received an annual grant of restricted stock units with an aggregate value of $175,000 and an inducement grant of restricted stock units with an aggregate value of approximately $25,000. Ms. Jochen, upon her appointment to the Board, received an annual grant of restricted stock units with an aggregate value of $175,000. All 2020 equity grants were forfeited in connection with the adoption of the 2020 Revised Program.

(4)    Fees earned or paid in cash includes $87,500, which was a replacement for the stock awards that were forfeited in connection with the adoption of an all-cash compensation program.

2020 ANNUAL REPORT 45

BENEFICIAL OWNERSHIP
HOLDINGS OF DIRECTORS AND OFFICERS

The following table sets forth certain information regarding the beneficial ownership as of March 31, 2021 of shares of our common stock by each of our directors, by each named executive officer and by all directors and executive officers as a group:

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
David M. Wood(2)	357,053	*
Alvin Bledsoe	—
Deborah G. Adams	46,687	*
Samantha Holroyd	20,500	*
Valerie Jochen	—	*
C. Doug Johnson(3)	63,672	*
Ben T. Morris	64,981	*
John W. Somerhalder II	—	*
Quentin R. Hicks	15,000	*
Donnie Moore(4)	314,999	*
Patrick K. Craine(5)	200,838	*
Michael Sluiter(6)	204,603	*

Directors and Executive Officers as a Group (12 persons)	1,288,333	*

*        Less than 1%.

(1)     Beneficial ownership is determined in accordance with SEC rules. In computing percentage ownership of each person, shares of common stock subject to options held by that person that are exercisable as of April 30, 2021, or exercisable within 60 days of April 30, 2021, are deemed to be beneficially owned. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of shares beneficially owned is based on 160,786,160 shares of common stock outstanding as of March 31, 2021, including 2,320,818 shares of restricted stock awarded under the Stock Incentive Plan but not yet vested. Unless otherwise indicated, all amounts exclude shares issuable upon the exercise of outstanding options and vesting of restricted stock units that that are not exercisable and/or vested as of April 30, 2021 or within 60 days of April 30, 2021. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned. The 2020 stock awards were forfeited in connection with the adoption of the all-cash program.

(2)     Excludes (i) 116,870 unvested restricted stock units, which will vest on February 26, 2022. Also excludes (ii) 228,659 performance-based restricted stock units granted in 2019, vesting of which depends on the attainment of certain RTSR targets over the three-year performance period, subject to the Compensation Committee’s certification of the attainment of such targets and continuous service with the Company on the last day of the performance period.

(3)     Mr. Johnson holds 3,500 of these shares in a joint account owned by Mr. Johnson and his spouse, resulting in shared voting and dispositive power of such shares.

(4)     Excludes (i) 45,715 unvested restricted stock units, which vested on February 26, 2021, (ii) 242,742 unvested restricted stock units, which will vest in three approximately equal annual installments beginning on August 6, 2020 and (iii) 352,981 unvested restricted stock units, which will vest in three approximately equal annual installments beginning on March 11, 2021. Also excludes (iv) 242,742 performance-based restricted stock units granted in 2019, vesting of which depends on the attainment of certain RTSR targets over the three-year performance period, subject to the Compensation Committee’s certification of the attainment of such targets and continuous service with the Company on the last day of the performance period.

(5)     Excludes (ii) 47,961 unvested restricted stock units, which vested in two approximately equal annual installments beginning on June 6, 2021, (iii) 140,323 unvested restricted stock units, which will vest in three approximately equal annual installments beginning on August 6, 2020 and (iv) 195,945 unvested restricted stock units, which will vest in three approximately equal annual installments beginning on March 11, 2021. Also excludes (v) 140,323 performance-based restricted stock units granted in 2019, vesting of which depends on the attainment of certain RTSR targets over the three-year performance period, subject to the Compensation Committee’s certification of the attainment of such targets and continuous service with the Company on the last day of the performance period.

(6)     Excludes (i) 79,995 unvested restricted stock units, which vested in two approximately equal annual installments beginning on February 26, 2021 (ii) 116,129 unvested restricted stock units, which will vest in three approximately equal annual installments beginning on August 6, 2020 and (iii) 145,386 unvested restricted stock units, which will vest in three approximately equal annual installments beginning on March 11, 2021. Also excludes (iv) 116,129 performance-based restricted stock units granted in 2019, vesting of which depends on the attainment of certain RTSR targets over the three-year performance period, subject to the Compensation Committee’s certification of the attainment of such targets and continuous service with the Company on the last day of the performance period.

46 2020 ANNUAL REPORT

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings of Major Stockholders

The following table sets forth certain information regarding the beneficial ownership as of March 31, 2021 of shares of our common stock by each person or entity known to us to be a beneficial owner of 5% or more of our common stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Vitruvian II Woodford, LLC	13,704,357(2)	8.6%
2445 Technology Forest Blvd., Suite 1100 The Woodlands, TX 77381

(1)     Beneficial ownership is determined in accordance with SEC rules. The percentage of shares beneficially owned is based on 160,786,160 shares of common stock outstanding as of April 30, 2020, including 2,320,818 shares of restricted stock awarded under the Stock Incentive Plan or our Amended and Restated 2019 Stock Incentive Plan, but not yet vested.

(2)     Based solely on Schedule 13G/A jointly filed with the SEC on February 12, 2019 by Vitruvian Exploration II Holdings, LLC, or VEX Holdings, Vitruvian Exploration II, LLC, or VEX, Q-VEX II, LP, or Q-VEX, QEM V, LLC, or QEM, and S. Wil VanLoh, Jr. Each reporting person reported sole dispositive power and sole voting power of 13,704,357 shares of common stock, or the Vitruvian Shares. The holdings reported represent the shares of common stock held by Vitruvian. VEX Holdings holds a majority of the capital interests of Vitruvian and has the right to appoint four of the six managers of the Vitruvian Board (such managers referred to herein as the VEX Holdings Managers). Certain actions of Vitruvian, including certain dispositions, require the approval of the VEX Holdings Managers. VEX has the right to appoint a majority of the board of managers of VEX Holdings. Q-VEX has the right to appoint a majority of the board of managers of VEX. QEM is the sole general partner of Q-VEX. Any decision taken by QEM to vote, or to direct to vote, and to dispose, or to direct the disposition of, the Vitruvian Shares has to be approved by a majority of the members of the investment committee of QEM, which majority must include S. Wil VanLoh, Jr. Therefore, VEX Holdings, VEX, Q-VEX, QEM and S. Wil VanLoh, Jr. may be deemed to share voting and dispositive power over the Vitruvian Shares and may also be deemed to be the beneficial owners of such securities.

2020 ANNUAL REPORT 47

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

The Audit Committee, as provided in its charter, reviews and approves related party transactions. The Company does not have a formal set of standards to be substantively applied to each transaction reviewed by the Audit Committee. Instead of a formalized policy, related party transactions are reviewed and judgment is applied to determine whether such transactions are in the best interests of the Company. The Company’s Code of Business Conduct and Ethics governs various compliance areas, including conflicts of interest and fair dealings, which are considered in the process of the review and approval of related party transactions.

The Company’s policy is that all its employees and directors, as well as their family members, must avoid any activity that is or has the appearance of conflicting with the Company’s business interest. This policy is included in the Company’s Code of Business Conduct and Ethics posted on its website. Each director and executive officer is instructed to always inform the designated compliance officer when confronted with any situation that may be perceived as a conflict of interest. Only the Board of Directors or a committee consisting solely of independent directors may grant waivers of the provisions of the Code of Business Conduct and Ethics for the Company’s executive officers and directors. In addition, at least annually, each director and executive officer completes a detailed questionnaire specifying any business relationship that may give rise to a conflict of interest.

Under the Audit Committee charter, the Audit Committee is responsible for reviewing and monitoring compliance with our Code of Business Conduct and Ethics and recommending any warranted changes to the Board of Directors. In addition, the Board of Directors and, pursuant to its written charter, the Audit Committee, reviews and approves all relationships and transactions in which the Company and its directors, director nominees and executive officers and their immediate family members, as well as holders of more than 5% of any class of our voting securities and their family members, have a direct or indirect material interest. The Board of Directors and the Audit Committee approve only those transactions that, in light of known circumstances, are consistent, or are not inconsistent with, the Company’s best interests, as they determine in the good faith exercise of their discretion.

Our Board of Directors has determined that seven of our eight current Board members (Deborah Adams, Alvin Bledsoe, Valerie Jochen, Doug Johnson, Ben Morris, John Somerhalder and Samantha Holroyd) meet the independence requirements in the Nasdaq listing standards and are free of any relationship that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors of the Company. In determining Ms. Adams’ independence, the Board considered Ms. Adams’ service on the Board of Directors and the Audit and Compensation Committees of MRC Global Inc., a company listed on the New York Stock Exchange (the “NYSE”) from which we purchased products and services representing less than 1% of either Company’s revenues in 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Grant Thornton LLP’s fees for professional services totalled $966,000 for 2019 and $866,250 for 2020. Grant Thornton LLP’s fees for professional services included the following:

•     Audit Fees — aggregate fees for audit services, which relate to the fiscal year consolidated audit, quarterly reviews and accounting consultations were $966,000 for 2019 and $866,250 for 2020.

•     Audit-Related Fees — aggregate fees for audit-related services, consisting of audits in connection with proposed or consummated dispositions, benefit plan audits, other subsidiary audits, special reports, and accounting consultations, were $0 in 2019 and 2020.

•     Tax and All Other Fees — there were no tax or other fees for products or services provided by Grant Thornton LLP in addition to the services described above in 2019 and 2020.

48 2020 ANNUAL REPORT

Audit Committee Report

The primary role of the Audit Committee is to assist the Board of Directors in its oversight of the Company’s accounting and financial reporting processes. In doing so, the Audit Committee is responsible for the appointment and compensation of the Company’s independent registered public accounting firm and has oversight for its qualification, independence and performance. The Audit Committee charter guides our duties and responsibilities. The Audit Committee charter, which was last amended during 2020, is available on the Company’s website at www.gulfportenergy.com. As set forth in the charter, management is responsible for the internal controls and accounting and financial reporting processes of Gulfport Energy Corporation. The independent registered public accounting firm is responsible for expressing opinions on the conformity of Gulfport Energy Corporation’s audited consolidated financial statements with generally accepted accounting principles and on the effectiveness of the Company’s internal control over financial reporting. Our responsibilities include monitoring and overseeing these processes.

Our Committee is comprised of three non-employee, independent members of the Board of Directors. No member serves on more than two other public company audit committees. The Board of Directors has determined that all of the members of the Audit Committee are financially literate and that Doug Johnson is a financial expert as that term is defined by the SEC. The members of our Committee are not professionally engaged in the practice of accounting or auditing. The Audit Committee’s considerations and discussions referred to below do not assure that the audit of the Company’s financial statements has been carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with generally accepted accounting principles or that the Company’s auditors are in fact “independent”.

In the performance of our oversight function, we have reviewed and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2020 and management’s assessment of the effectiveness of the Company’s internal control over financial reporting with the management of Gulfport Energy Corporation. We have met with Grant Thornton LLP, the Company’s independent registered public accounting firm, with and without management present. We discussed with Grant Thornton LLP the matters required to be discussed under the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC and other matters we have deemed to be appropriate, including the overall scope and plans for the audit. We also have received the written disclosures and the letter from Grant Thornton LLP required by the applicable PCAOB requirements regarding the independent accountant’s communications with the Audit Committee concerning independence, and we have discussed with Grant Thornton LLP that firm’s independence from management and the Company. We also reviewed fees paid to Grant Thornton LLP for both audit and non-audit services. In doing so, we considered whether the provision of non-audit services to the Company was compatible with maintaining the independence of Grant Thornton LLP.

Based on the reports and discussions above, we recommended to the Board of Directors that the audited financial statements be included in the Gulfport Energy Corporation 2020 Annual Report on Form 10-K.

This report is not soliciting material, is not deemed to be filed with the SEC, and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

This report has been furnished by the Audit Committee of the Board of Directors.

THE AUDIT COMMITTEE

Doug Johnson, Chairman

Samantha Holroyd

Valerie Jochen

2020 ANNUAL REPORT 49

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements, financial statement schedules and exhibits are filed as part of this report:

1.       Financial Statements.    No financial statements are filed with this Form 10-K/A.

2.       Financial Statement Schedules.    No financial statement schedules are applicable or required.

3.       Exhibits.    The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.

INDEX OF EXHIBITS
Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	SEC File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	8-K	000-19514	3.1	4/26/2006
3.2	Certificate of Amendment No. 1 to Restated Certificate of Incorporation.	10-Q	000-19514	3.2	11/6/2009
3.3	Certificate of Amendment No. 2 to Restated Certificate of Incorporation.	8-K	000-19514	3.1	7/23/2013
3.4	Second Amended and Restated Bylaws of Gulfport Energy Corporation.	8-K	000-19514	3.1	2/27/2020
3.5	First Amendment to the Second Amended and Restated Bylaws of Gulfport Energy Corporation	8-K	001-19514	3.1	5/29/2020
3.6	Certificate of Designation of Series B Junior Participating Preferred Stock of Gulfport Energy Corporation	8-A	001-19514	3.1	4/30/2020
4.1	Form of Common Stock certificate.	SB-2	333-115396	4.1	7/22/2004
4.2	Indenture, dated as of April 21, 2015, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of the Company’s 6.625% Senior Notes due 2023).	8-K	000-19514	4.1	4/21/2015
4.3	Indenture, dated as of October 14, 2016, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of Gulfport Energy Corporation’s 6.000% Senior Notes due 2024).	8-K	000-19514	4.1	10/19/2016
4.4	Indenture, dated as of December 21, 2016, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of Gulfport Energy Corporation’s 6.375% Senior Notes due 2025).	8-K	000-19514	4.1	12/21/2016
4.5	Indenture, dated as of October 11, 2017, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of Gulfport Energy Corporation’s 6.375% Senior Notes due 2026).	8-K	000-19514	4.1	10/11/2017
4.6	Tax Benefits Preservation Plan, dated as of April 30, 2020, between Gulfport Energy Corporation and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-A	001-19514	4.1	4/30/2020
10.1+	2019 Amended and Restated Stock Incentive Plan	DEF 14A	000-19514	Appendix A	4/30/19
10.2+	2019 Amended and Restated Stock Incentive Plan Form of Performance Share Award Agreement.	8-K	000-19514	10.3	8/12/19

50 2020 ANNUAL REPORT

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
INDEX OF EXHIBITS
Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	SEC File Number	Exhibit	Filing Date
10.3+	2014 Executive Annual Incentive Compensation Plan.	8-K	000-19514	10.1	4/7/2014
10.4+	Form of Stock Option Agreement.	8-K	000-19514	10.2	4/26/2006
10.5+	Form of Restricted Stock Award Agreement.	10-K	000-19514	10.3	2/28/2014
10.6+	2013 Restated Stock Incentive Plan.	S-4	333-189992	10.1	7/17/2013
10.7+	Gulfport Energy Corporation 2020 Incentive Plan.	8-K	000-19514	10.1	3/17/2020
10.8+	Form of 2020 Cash Award under Gulfport Energy Corporation 2020 Incentive Plan.	8-K	000-19514	10.2	3/17/2020
10.9	Employment Agreement, entered into and effective as of August 1, 2019, by and between Gulfport Energy Corporation and David M. Wood.	10-Q	000-19514	10.3	8/2/2019
10.10	Employment Agreement, entered into and effective as of August 1, 2019, by and between Gulfport Energy Corporation and Donnie Moore.	10-Q	000-19514	10.4	8/2/2019
10.11	Employment Agreement, entered into and effective as of August 1, 2019, by and between Gulfport Energy Corporation and Patrick K. Craine.	10-Q	000-19514	10.5	8/2/2019
10.12	Employment Agreement, effective as of August 26, 2019, by and between Gulfport Energy Corporation and Quentin Hicks.	8-K	000-19514	10.1	8/12/19
10.13	Employment Agreement dated November 13, 2020, by and between the Company and Michael Sluiter.	8-K	001-19514	10.4	11/16/2020
10.14	Amended and Restated Credit Agreement, dated as of December 27, 2013, by and among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, sole lead arranger and sole bookrunner, Amegy Bank National Association, as syndication agent, KeyBank National Association, as documentation agent, and the other lenders party thereto.	8-K	000-19514	10.1	1/3/2014
10.15	First Amendment to Amended and Restated Credit Agreement, dated as of April 23, 2014, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, sole lead arranger and sole bookrunner, Amegy Bank National Association, as syndication agent, KeyBank National Association, as documentation agent, and the other lenders party thereto.	8-K	000-19514	10.1	4/28/2014
10.16	Second Amendment to Amended and Restated Credit Agreement, dated as of November 26, 2014, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto.	8-K	000-19514	10.1	12/3/2014
10.17	Third Amendment to Amended and Restated Credit Agreement, dated as of April 10, 2015, among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto.	8-K	000-19514	10.1	4/15/2015
10.18	Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 29, 2015, among the Company, as borrower, the Bank of Nova Scotia, as administrative agent, and the lenders party thereto.	10-Q	000-19514	10.2	8/7/2015

2020 ANNUAL REPORT 51

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
INDEX OF EXHIBITS
Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	SEC File Number	Exhibit	Filing Date
10.19	Fifth Amendment to Amended and Restated Credit Agreement, dated as of September 18, 2015, among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto.	8-K	000-19514	10.1	9/24/2015
10.20	Sixth Amendment, dated February 19, 2016, to Amended and Restated Credit Agreement, dated as of September 18, 2015, among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto.	10-Q	000-19514	10.2	5/5/2016
10.21	Seventh Amendment to Amended and Restated Credit Agreement, dated as of December 13, 2016, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto.	8-K	000-19514	10.1	12/15/2016
10.22	Eighth Amendment to Amended and Restated Credit Agreement, entered into as of March 29, 2017, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent and L/C issuer, and the lenders party thereto.	8-K	000-19514	10.1	4/4/2017
10.23	Ninth Amendment to Amended and Restated Credit Agreement, entered into as of May 4, 2017, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent and L/C issuer, the existing lenders named therein and JPMorgan Chase Bank, N.A., Commonwealth Bank of Australia, ABN, AMRO Capital USA LLC, Fifth Third Bank and Canadian Imperial Bank of Commerce, New York branch, as new lenders.	10-Q	000-19514	10.2	5/9/2017
10.24	Tenth Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2017, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto.	8-K	000-19514	10.1	10/5/2017
10.25	Eleventh Amendment to Amended and Restated Credit Agreement, dated as of November 21, 2017, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto.	8-K	000-19514	10.1	11/28/2017
10.26	Twelfth Amendment to Amended and Restated Credit Agreement, dated as of May 21, 2018, among Gulfport Energy Corporation, as borrower, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto.	8-K	000-19514	10.1	5/25/2018
10.27	Thirteenth Amendment to the Amended and Restated Credit Agreement, dated as of November 28, 2018, between Gulfport Energy Corporation, as Borrower, The Bank of Nova Scotia, as Administrative Agent and the lenders party thereto.	8-K	000-19514	10.1	12/4/2018
10.28	Fourteenth Amendment to the Amended and Restated Credit Agreement, dated as of June 3, 2019, between Gulfport Energy Corporation, as Borrower, The Bank of Nova Scotia, as Administrative Agent and the lenders party thereto.	8-K	000-19514	10.1	6/7/2019
10.29	Fifteenth Amendment to the Amended and Restated Credit Agreement, dated as of May 1, 2020, between Gulfport Energy Corporation, as Borrower, the Bank of Nova Scotia, as Administrative Agent and the lenders party thereto.	10-Q	001-19514	10.3	8/7/2020

52 2020 ANNUAL REPORT

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
INDEX OF EXHIBITS
Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	SEC File Number	Exhibit	Filing Date
10.30	Sixteenth Amendment to the Amended and Restated Credit Agreement, dated as of July 27, 2020, between Gulfport Energy Corporation, as Borrower, the Bank of Nova Scotia, as Administrative Agent and the lenders party thereto	8-K	001-19514	10.1	7/30/2020
10.31	First Forbearance Agreement and Amendment to Amended and Restated Credit Agreement, dated as of October 15, 2020, by and among the Gulfport Energy Corporation, as Borrower, the Bank of Nova Scotia, as Administrative Agent and the lender party thereto.	8-K	001-19514	10.1	10/16/2020
10.32	Second Forbearance Agreement and Amendment to Amended and Restated Credit Agreement, dated as of October 26, 2020, by and among the Gulfport Energy Corporation, as Borrower, the Bank of Nova Scotia, as Administrative Agent and the lender party thereto.	8-K	001-19514	10.1	10/29/2020
10.33	Restructuring Support Agreement, dated November 13, 2020.	8-K	001-19514	10.2	11/16/2020
10.34	Backstop Commitment Agreement, dated November 13, 2020 (incorporated by reference to Exhibit D of the Restructuring Support Agreement attached as Exhibit 10.33 hereto).	8-K	001-19514	10.2	11/16/2020
10.35	Form of DIP Credit Agreement (incorporated by reference to Exhibit E of the Restructuring Support Agreement attached as Exhibit 10.33 hereto).	8-K	001-19514	10.4	11/16/2020
10.36	Senior Secured Super Priority Debtor-in-Possession Credit Agreement, dated as of November 17, 2020, by and among the Company, as borrower, The Bank of Nova Scotia, as administrative agent, and the other lenders party thereto.	8-K	001-19514	10.1	11/20/2020
10.37#	Sand Supply Agreement, effective as of October 1, 2014, by and between Muskie Proppant LLC and Gulfport Energy Corporation.	10-Q	000-19514	10.1	11/7/2014
10.38#	Amendment to Sand Supply Agreement, dated as of November 3, 2015, by and between Muskie Proppant LLC and Gulfport Energy Corporation.	10-Q	000-19514	10.2	11/5/2015
10.39	Second Amendment to Sand Supply Agreement, dated as of August 6, 2018, between Gulfport Energy Corporation and Muskie Proppant LLC.	10-Q	000-19514	10.2	11/1/2018
10.40#	Amended and Restated Master Services Agreement, effective as of October 1, 2014, by and between Gulfport Energy Corporation and Stingray Pressure Pumping LLC.	10-Q	000-19514	10.2	11/7/2014
10.41#	Amendment to Amended and Restated Master Services Agreement, dated as of February 18, 2016 to be effective as of January 1, 2016, by and between Gulfport Energy Corporation and Stingray Pressure Pumping LLC.	10-K	000-19514	10.19	2/19/2016
10.42#	Amendment No. 2, dated as of July 10, 2018, between Stingray Pressure Pumping, LLC and Gulfport Energy Corporation to that certain Amended & Restated Master Services Agreement for Pressure Pumping Services, effective as of October 1, 2014, as amended effective January 1, 2016.	10-Q	000-19514	10.2	8/2/2018
10.43+	Form of Indemnification Agreement.	S-4	333-199905	10.1	11/6/2014

2020 ANNUAL REPORT 53

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
INDEX OF EXHIBITS
Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	SEC File Number	Exhibit	Filing Date
14	Code of Ethics.	8-k	000-19514	14	2/14/2006
21***	Subsidiaries of the Registrant.
23.1***	Consent of Grant Thornton LLP.
23.2***	Consent of Netherland, Sewell & Associates, Inc.
31.1***	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2***	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.3	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Act of 1934, as amended					X
31.4	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended					X
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

99.1***	Report of Netherland, Sewell & Associates, Inc.
101.INS***	Inline XBRL Instance Document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

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

***     Previously filed with the Original 10-K Filing.

54 2020 ANNUAL REPORT

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULFPORT ENERGY CORPORATION
By:	/s/ QUENTIN HICKS
Quentin Hicks
Chief Financial Officer
GULFPORT ENERGY CORPORATION
By:	/s/ DAVID M. WOOD
David M. Wood
Chief Executive Officer

2020 ANNUAL REPORT 55