Form 10-Q
period 2021-03-31
GULFPORT ENERGY CORP
filed 2021-05-06
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Large Accelerated filer  ☐     Accelerated filer   ☒    Non-accelerated filer  ☐
Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 30, 2021, 160,892,447 shares of the registrant’s common stock were outstanding.

GULFPORT ENERGY CORPORATION

i

DEFINITIONS

Unless the context otherwise indicates, references to “us,” “we,” “our,” “ours,” “Gulfport,” the “Company” and “Registrant” refer to Gulfport Energy Corporation and its consolidated subsidiaries. All monetary values, other than per unit and per share amounts, are stated in thousands of U.S. dollars unless otherwise specified. In addition, the following are other abbreviations and definitions of certain terms used within this Quarterly Report on Form 10-Q:

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
LIBOR. London Interbank Offered Rate.
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
NYMEX. New York Mercantile Exchange.
Petition Date. November 13, 2020.
Plan. The Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and Its Debtor Subsidiaries.

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
Senior Notes. Collectively, the 2023 Notes, 2024 Notes, 2025 Notes and 2026 Notes.
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
WTI. Refers to West Texas Intermediate.

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(DEBTOR-IN-POSSESSION)

	March 31, 2021	December 31, 2020
	(Unaudited)
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$179,701	$89,861
Accounts receivable—oil and natural gas sales	133,996	119,879
Accounts receivable—joint interest and other	12,904	12,200
Prepaid expenses and other current assets	134,509	160,664
Short-term derivative instruments	12,422	27,146
Total current assets	473,532	409,750
Property and equipment:
Oil and natural gas properties, full-cost accounting, $1,413,774 and $1,457,043 excluded from amortization in 2021 and 2020, respectively	10,895,625	10,816,909
Other property and equipment	88,835	88,538
Accumulated depletion, depreciation, amortization and impairment	(8,874,899)	(8,819,178)
Property and equipment, net	2,109,561	2,086,269
Other assets:
Equity investments	27,044	24,816
Long-term derivative instruments	652	322
Operating lease assets	314	342
Other assets	16,545	18,372
Total other assets	44,555	43,852
Total assets	$2,627,648	$2,539,871
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$310,172	$244,903
Short-term derivative instruments	20,687	11,641
Current maturities of long-term debt	279,807	253,743
Total current liabilities	610,666	510,287
Non-current liabilities:
Long-term derivative instruments	43,267	36,604
Total non-current liabilities	43,267	36,604
Liabilities subject to compromise	2,261,453	2,293,480
Total liabilities	$2,915,386	$2,840,371
Commitments and contingencies (Note 8)
Preferred stock - $0.01 par value; 5.0 million shares authorized (30 thousand authorized as redeemable 12% cumulative preferred stock, Series A), and none issued and outstanding	—	—
Stockholders’ deficit:
Common stock - $0.01 par value, 200.0 million shares authorized, 160.9 million issued and outstanding at March 31, 2021 and 160.8 million at December 31, 2020	1,609	1,607
Paid-in capital	4,215,162	4,213,752
Accumulated other comprehensive loss	(40,430)	(43,000)
Accumulated deficit	(4,464,079)	(4,472,859)
Total stockholders’ deficit	$(287,738)	$(300,500)
Total liabilities and stockholders’ deficit	$2,627,648	$2,539,871

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DEBTOR-IN-POSSESSION)
(Unaudited)

	Three months ended March 31,
	2021	2020
	(In thousands)
REVENUES:
Natural gas sales	$235,321	$161,008
Oil and condensate sales	18,239	23,151
Natural gas liquid sales	23,776	16,913
Net (loss) gain on natural gas, oil and NGL derivatives	(29,978)	98,266
Total Revenues	247,358	299,338
OPERATING EXPENSES:
Lease operating expenses	12,653	14,695
Taxes other than income	8,704	6,637
Transportation, gathering, processing and compression	105,867	110,357
Depreciation, depletion and amortization	41,147	78,028
Impairment of oil and natural gas properties	—	553,345
Impairment of other property and equipment	14,568	—
General and administrative expenses	12,757	15,622
Accretion expense	805	741
Total Operating Expenses	196,501	779,425
INCOME (LOSS) FROM OPERATIONS	50,857	(480,087)
OTHER EXPENSE (INCOME):
Interest expense	3,261	32,990
Interest income	(143)	(152)
Gain on debt extinguishment	—	(15,322)
Loss from equity method investments, net	342	10,789
Reorganization items, net	38,721	—
Other expense	(104)	1,856
Total Other Expense	42,077	30,161
INCOME (LOSS) BEFORE INCOME TAXES	8,780	(510,248)
Income Tax Expense	—	7,290
NET INCOME (LOSS)	$8,780	$(517,538)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.05	$(3.24)
Diluted	$0.05	$(3.24)
Weighted average common shares outstanding—Basic	160,813	159,760
Weighted average common shares outstanding—Diluted	160,813	159,760

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(DEBTOR-IN-POSSESSION)
(Unaudited)

	Three months ended March 31,
	2021	2020
	(In thousands)
Net income (loss)	$8,780	$(517,538)
Foreign currency translation adjustment	2,570	(15,030)
Other comprehensive income (loss)	2,570	(15,030)
Comprehensive income (loss)	$11,350	$(532,568)

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(DEBTOR-IN-POSSESSION)
(Unaudited)

			Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Deficit
	Common Stock
	Shares	Amount
	(In thousands)
Balance at January 1, 2021	160,762	$1,607	$4,213,752	$(43,000)	$(4,472,859)	$(300,500)
Net Income	—	—	—	—	8,780	8,780
Other Comprehensive Income	—	—	—	2,570	—	2,570
Stock Compensation	—	—	1,419	—	—	1,419
Shares Repurchased	(86)	(1)	(7)	—	—	(8)
Issuance of Restricted Stock	203	3	(2)	—	—	1
Balance at March 31, 2021	160,878	$1,609	$4,215,162	$(40,430)	$(4,464,079)	$(287,738)

			Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands)
Balance at January 1, 2020	159,711	$1,597	$4,207,554	$(46,833)	$(2,847,726)	$1,314,592
Net Loss	—	—	—	—	(517,538)	(517,538)
Other Comprehensive Income	—	—	—	(15,030)	—	(15,030)
Stock Compensation	—	—	2,104	—	—	2,104
Shares Repurchased	(80)	(1)	(78)	—	—	(79)
Issuance of Restricted Stock	211	2	(2)	—	—	—
Balance at March 31, 2020	159,842	$1,598	$4,209,578	$(61,863)	$(3,365,264)	$784,049
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DEBTOR-IN-POSSESSION)
(Unaudited)

	Three months ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$8,780	$(517,538)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	41,147	78,028
Impairment of oil and natural gas properties	—	553,345
Impairment of other property and equipment	14,568	—
Loss from equity investments	342	10,789
Gain on debt extinguishment	—	(15,322)
Net loss (gain) on derivative instruments	29,978	(98,266)
Net cash receipts on settled derivative instruments	125	70,733
Deferred income tax expense	—	7,290
Other, net	1,574	3,223
Changes in operating assets and liabilities, net	26,661	38,556
Net cash provided by operating activities	123,175	130,838
Cash flows from investing activities:
Additions to oil and natural gas properties	(56,895)	(113,744)
Proceeds from sale of oil and natural gas properties	15	44,383
Other, net	(296)	(448)
Net cash used in investing activities	(57,176)	(69,809)
Cash flows from financing activities:
Principal payments on pre-petition revolving credit facility	(2,202)	(180,000)
Borrowings on pre-petition revolving credit facility	26,050	125,000
Repurchase of senior notes	—	(10,204)
Other, net	(7)	(252)
Net cash provided by (used in) financing activities	23,841	(65,456)
Net increase (decrease) in cash, cash equivalents and restricted cash	89,840	(4,427)
Cash, cash equivalents and restricted cash at beginning of period	89,861	6,060
Cash, cash equivalents and restricted cash at end of period	$179,701	$1,633
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(Unaudited)

1.BASIS OF PRESENTATION AND LIQUIDITY, MANAGEMENT'S PLANS AND GOING CONCERN
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
The consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes included in the Company’s most recent annual report on Form 10-K. Results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year.
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
The Company has applied FASB ASC Topic 852 - Reorganizations ("ASC 852") in preparing the consolidated financial statements, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Accordingly, pre-petition liabilities that may be impacted by the Chapter 11 proceedings have been classified as liabilities subject to compromise on the consolidated balance sheets as of March 31, 2021 and December 31, 2020. Additionally, certain expenses, realized gains and losses and provisions for losses that are realized or incurred during the Chapter 11 Cases are recorded as reorganization items, net in the consolidated statements of operations for the three months ended March 31, 2021. Refer to Note 2 for more information on the events of the bankruptcy proceedings as well as the accounting and reporting impacts of the reorganization.
Ability to Continue as a Going Concern
The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
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

As part of the Chapter 11 Cases, the Company submitted the Plan to the Bankruptcy Court. The Company’s operations and its ability to develop and execute its business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. As discussed in Note 14, an order was entered by the Bankruptcy Court confirming the Company's Plan on April 28, 2021 and it expects to emerge from bankruptcy in May 2021. However, there can be no assurance that the Company will consummate the confirmed Plan, and as a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

While operating as a debtor-in-possession, the Company may settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Plan or other bankruptcy proceedings could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements, including liabilities subject to compromise which will be resolved in connection with the Chapter 11 Cases. The accompanying unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

Impact on Previously Reported Results
During the third quarter of 2020, the Company identified that certain firm transportation costs incurred in prior periods were misclassified as deducts to "natural gas sales" while they should have been included in "transportation, gathering, processing and compression" on its consolidated statements of operations. The Company assessed the materiality of this presentation on prior periods’ consolidated financial statements in accordance with the SEC Staff Accounting Bulletin No. 99, “Materiality”, codified in ASC Topic 250, “Accounting Changes and Error Corrections”. Based on this assessment, the Company concluded that the correction is not material to any previously issued financial statements. The correction had no impact on its consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of stockholders' equity or consolidated statements of cash flows. Additionally, the error had no impact on net loss or net loss per share. The Company will conform presentation of previously reported consolidated statements of operations in future filings. The following tables present the effect of the correction on all affected line items of our previously issued consolidated financial statements of operations for the three months ended March 31, 2020.

	Three months ended March 31, 2020
	As Reported	Adjustments	As Revised
	(In thousands)
Natural gas sales	$108,547	$52,461	$161,008
Total Revenues	$246,877	$52,461	$299,338
Transportation, gathering, processing and compression	$57,896	$52,461	$110,357
Total Operating Expenses	$726,964	$52,461	$779,425

Supplemental Cash Flow and Non-Cash Information

	Three months ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:	(In thousands)
Cash paid for reorganization items, net	$21,367	$—
Interest payments	$4,763	$14,034
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - oil and natural gas sales	$(14,117)	$47,111
(Increase) decrease in accounts receivable - joint interest and other	(478)	6,001
Increase (decrease) in accounts payable and accrued liabilities	15,555	(7,637)
(Increase) decrease in prepaid expenses	26,356	(6,920)
(Increase) decrease in other assets	(655)	1
Total changes in operating assets and liabilities	$26,661	$38,556
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$630	$934
Asset retirement obligation capitalized	$483	$381
Asset retirement obligation removed due to divestiture	$—	$(2,033)
Interest capitalized	$—	$187
Fair value of contingent consideration asset on date of divestiture	$—	$23,090
Foreign currency translation gain (loss) on equity method investments	$2,570	$(15,030)
2.CHAPTER 11 PROCEEDINGS
Restructuring Support Agreement
On November 13, 2020, the Debtors commenced the Chapter 11 Cases as described in Note 1 above. To ensure ordinary course operations, the Debtors have obtained approval from the Bankruptcy Court for certain first- and second-day motions, including motions to obtain customary relief intended to continue ordinary course operations after the Petition Date. In addition, the Debtors have received authority to use cash collateral of the lenders under the DIP Credit Facility.
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
The RSA outlines the key elements and actions the Company plans to take as part of Chapter 11 process, including equitizing a significant portion of its prepetition indebtedness and rejecting or renegotiating certain contracts which will result in a materially improved balance sheet and cost structure. The RSA contains certain covenants on the part of each of Gulfport and the Consenting Stakeholders, including commitments by the Consenting Stakeholders to vote in favor of the Plan and commitments of Gulfport and the Consenting Stakeholders to negotiate in good faith to finalize the documents and agreements governing the Restructuring. The RSA also places certain conditions on the obligations of the parties and provides that the RSA may be terminated upon the occurrence of certain events, including, without limitation, the failure to achieve certain milestones and certain breaches by the parties under the RSA. One such condition is the requirement of the Company to obtain certain levels of savings on certain midstream obligations (as set forth in the RSA) through rejection of such contracts and/or renegotiation of their terms.

Plan of Reorganization
On April 28, 2021, the Bankruptcy Court entered an order confirming the Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and Its Debtor Subsidiaries (the "Plan"). The Company expects the effective date of the Plan will occur once all conditions precedent to the Plan have been satisfied (the "Effective Date"). Below is a summary of the material terms of the Plan as approved and confirmed by the Bankruptcy Court. This summary highlights only certain substantive provisions of the Plan and is not intended to be a complete description of the Plan. Capitalized terms used under this heading but not otherwise defined herein shall have the meaning given to such terms in the Plan, which has been included as an exhibit to this Form 10-Q:

•the RBL Lenders and DIP Lenders, each with The Bank of Nova Scotia as administrative agent, have agreed that the RBL Credit Facility and DIP Facility, respectively, will convert into the $580 million Exit Facility upon the Effective Date, subject to the terms and conditions set forth in the Exit Facility Documentation;
•certain members of the Ad Hoc Noteholder Group have agreed to backstop the Rights Offering of at least $50 million in exchange for New Preferred Stock;
•Holders of Allowed General Unsecured Claims against Gulfport Parent will receive their Pro Rata share of: (a) $10 million in Cash, subject to adjustment by the Unsecured Claims Distribution Trustee; (b) 100% of the Mammoth Shares; and (c) 4% of the New Common Stock of the Reorganized Debtors, subject to dilution and certain adjustments;
•Holders of Allowed Notes Claims against Gulfport Parent will waive their entitlement to a Cash recovery or any of the Mammoth Shares, and will cap their recovery at 96% of the New Common Stock of the Reorganized Debtors, which will be drawn first from the Gulfport Subsidiaries Equity Pool and then from the Gulfport Parent Equity Pool to the extent required due to dilution as a result of distributions made to General Unsecured Claims against Gulfport Subsidiaries (excluding distributions to Unsecured Surety Claims);
•Holders of Allowed Notes Claims against Gulfport Subsidiaries and Allowed General Unsecured Claims against Gulfport Subsidiaries will receive their Pro Rata share of: (a) the Gulfport Subsidiaries Equity Pool; (b) the New Unsecured Notes; and (c) the Rights Offering Subscription Rights;
•a Class of Convenience Claims consisting of (a) Allowed General Unsecured Claims of $300,000 or less or (b) Allowed General Unsecured Claims over $300,000 that the applicable Holder has irrevocably elected to have reduced to $300,000 and treated as Convenience Claims, will share in a $3,000,000 Cash distribution pool, which the Unsecured Claims Distribution Trustee may increase by an additional $2,000,000 by reducing the Gulfport Parent Cash Pool;
•an Unsecured Claims Distribution Trustee will administer a trust to make distributions to Allowed General Unsecured Claims and Allowed Convenience Claims and to exercise certain consent rights with respect to the settlement and Allowance of disputed General Unsecured Claims and Convenience Claims;
•each Intercompany Claim shall be cancelled in exchange for the distributions contemplated by the Plan to Holders of Claims against and Interests in the respective Debtor entities and shall be considered settled pursuant to Bankruptcy Rule 9019;
•each Holder of an Intercompany Interest shall receive no recovery or distribution and shall be Reinstated solely to the extent necessary to maintain the Debtors’ prepetition corporate structure for the ultimate benefit of the Holders of New Common Stock and New Preferred Stock; and
•the Existing Interests in Gulfport Parent will be cancelled, released, and extinguished, and will be of no further force or effect, without any distribution.

DIP Credit Facility

Pursuant to the RSA, the Consenting RBL Lenders have agreed to provide the Company with a senior secured superpriority debtor-in-possession revolving credit facility in an aggregate principal amount of $262.5 million consisting of (a) $105 million of new money and (b) $157.5 million to roll up a portion of the existing outstanding obligations under the Pre-Petition Revolving Credit Facility. The proceeds of the DIP Credit Facility may be used for, among other things, post-petition working capital, permitted capital investments, general corporate purposes, letters of credit, administrative costs, premiums, expenses and fees for the transactions contemplated by the Chapter 11 Cases and payment of court approved adequate protection obligations. The DIP Credit Facility was approved by the Bankruptcy Court on a final basis on December 18, 2020. See Note 5 for additional information.

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

As of April 30, 2021, the Debtors have received approximately 2,700 proofs of claim for an aggregate amount of approximately $13 billion. The Company will continue to evaluate these claims throughout the Chapter 11 process and recognize or adjust amounts in future financial statements as necessary using the best information available at such time. Differences between amounts scheduled by the Company and claims by creditors will ultimately be reconciled and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and likely will continue after the Company emerges from bankruptcy.

Financial Statement Classification of Liabilities Subject to Compromise
The accompanying consolidated balance sheets as of March 31, 2021 and December 31, 2020 include amounts classified as liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Company's current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.

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

The following table summarizes the components of liabilities subject to compromise included on the Company's consolidated balance sheets as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Debt subject to compromise	$2,003,004	$2,005,219
Accounts payable and accrued liabilities	134,344	164,939
Asset retirement obligations	64,854	63,566
Accrued interest on debt subject to compromise	55,159	55,634
Other liabilities	4,092	4,122
Liabilities subject to compromise	$2,261,453	$2,293,480

Interest Expense

The Company has discontinued recording interest on debt instruments classified as liabilities subject to compromise as of the Petition Date. The contractual interest expense on liabilities subject to compromise not accrued in the consolidated statements of operations was approximately $28.5 million for the three months ended March 31, 2021.

Reorganization Items, Net

The Company has incurred and will continue to incur significant expenses, gains and losses associated with the reorganization, primarily the write-off of unamortized debt issuance costs, debt and equity financing fees, adjustments to allowed claims and legal and professional fees incurred subsequent to the Chapter 11 filings related to the restructuring process. The amount of these items, which are being incurred in reorganization items, net within the Company's accompanying audited consolidated statements of operations, are expected to significantly affect the Company's statements of operations. The Company has incurred adjustments for allowable claims related to its legal proceedings and executory contracts approved for rejections by the Bankruptcy Court, with additional adjustments possible in future periods.

The following table summarizes the components in reorganization items, net included in the Company's consolidated statements of operations for the three months ended March 31, 2021:

Three months ended March 31, 2021
(in thousands)
Legal and professional fees	$40,783
Adjustment to allowed claims	2,088
Gain on settlement of pre-petition accounts payable	(4,150)
Reorganization items, net	$38,721
3.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A and impairment as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Oil and natural gas properties	$10,895,625	$10,816,909
Other depreciable property and equipment	85,827	85,530
Land	3,008	3,008
Total property and equipment	10,984,460	10,905,447
Accumulated DD&A and impairment	(8,874,899)	(8,819,178)
Property and equipment, net	$2,109,561	$2,086,269

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. At March 31, 2021, the net book value of the Company's oil and gas properties was below the calculated ceiling for the period leading up to March 31, 2021. As a result, the Company recorded no impairment of its oil and natural gas properties for the three months ended March 31, 2021. The Company recorded an impairment of its oil and natural gas properties of $553.3 million for the three months ended March 31, 2020.
Certain general and administrative costs are capitalized to the full cost pool and represent management’s estimate of costs incurred directly related to exploration and development activities. All general and administrative costs not capitalized are charged to expense as they are incurred. Capitalized general and administrative costs were approximately $5.5 million and $5.4 million for the three months ended March 31, 2021 and 2020, respectively.
The following table summarizes the Company’s unevaluated properties excluded from amortization by area at March 31, 2021:

March 31, 2021
(In thousands)
Utica	$761,397
SCOOP	651,451
Other	926
$1,413,774
At December 31, 2020, approximately $1.5 billion of unevaluated properties were not subject to amortization.
The Company evaluates the costs excluded from its amortization calculation at least annually. Individually insignificant unevaluated properties are grouped for evaluation and periodically transferred to evaluated properties over a timeframe consistent with their expected development schedule.
Impairment of Other Property and Equipment
During the three months ended March 31, 2021, the Company recorded an impairment of $14.6 million related to its corporate headquarters as a result of changes in the expected future use.
Asset Retirement Obligation
A reconciliation of the Company’s asset retirement obligation for the three months ended March 31, 2021 and 2020 is as follows:

	March 31, 2021	March 31, 2020
	(In thousands)
Asset retirement obligation, beginning of period	$63,566	$60,355
Liabilities incurred	483	381
Liabilities removed due to divestitures	—	(2,033)
Accretion expense	805	741
Total asset retirement obligation as of end of period	$64,854	$59,444
Less: amounts reclassified to liabilities subject to compromise	$(64,854)	$—
Total asset retirement obligation reflected as non-current liabilities	$—	$59,444

4.EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of March 31, 2021 and December 31, 2020:

		Carrying value		Loss from equity method investments
	Approximate ownership %	March 31, 2021	December 31, 2020	Three months ended March 31,
				2021	2020
		(In thousands)
Investment in Grizzly Oil Sands ULC	24.5%	$27,044	$24,816	$(342)	$(143)
Investment in Mammoth Energy Services, Inc.	21.5%	—	—	—	(10,646)
		$27,044	$24,816	$(342)	$(10,789)

The tables below summarize financial information for the Company’s equity investments as of March 31, 2021 and December 31, 2020.
Summarized balance sheet information:

	March 31, 2021	December 31, 2020

	(In thousands)
Current assets	$462,478	$483,303
Noncurrent assets	$1,079,557	$1,092,495
Current liabilities	$125,359	$132,978
Noncurrent liabilities	$124,628	$148,240
Summarized results of operations:

	Three months ended March 31,
	2021	2020
	(In thousands)
Gross revenue	$66,805	$97,383
Net loss	$(13,606)	$(85,031)
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings, owns an approximate 24.5% interest in Grizzly, a Canadian unlimited liability company. As of March 31, 2021, Grizzly had approximately 830,000 acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. The Company reviewed its investment in Grizzly for impairment at March 31, 2021 and 2020 and determined no impairment was required. The Company has not paid any cash calls since its election to cease funding further capital calls in 2019. Grizzly’s functional currency is the Canadian dollar. The Company’s investment in Grizzly increased by $2.6 million as a result of a foreign currency translation gain and decreased by $14.7 million as a result of a foreign currency translation loss for the three months ended March 31, 2021 and 2020, respectively.
Mammoth Energy Services, Inc.
At March 31, 2021, the Company owned 9,829,548 shares, or approximately 21.5%, of the outstanding common stock of Mammoth Energy Services, Inc. ("Mammoth Energy"). The approximate fair value of the Company's investment in Mammoth Energy at March 31, 2021 was $52.3 million based on the quoted market price of Mammoth Energy's common stock.
At March 31, 2020, the Company's share of net loss of Mammoth was in excess of the carrying value of its investment. As such, the Company's investment value was reduced to zero at March 31, 2020. During the first quarter of 2021, the Company's share of net loss of Mammoth continued to be in excess of the carrying value of its investment and, therefore, the Company's investment value remained at zero at March 31, 2021.
The Company received no distributions from Mammoth Energy during the three months ended March 31, 2021 and 2020, respectively. The loss from equity method investments presented in the table above reflects any intercompany profit eliminations.
5.LONG-TERM DEBT
Long-term debt consisted of the following items as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(In thousands)
DIP credit facility	$157,500	$157,500
Pre-petition revolving credit facility	316,759	292,910
6.625% senior unsecured notes due 2023	324,583	324,583
6.000% senior unsecured notes due 2024	579,568	579,568
6.375% senior unsecured notes due 2025	507,870	507,870
6.375% senior unsecured notes due 2026	374,617	374,617
Building loan	21,914	21,914
Total Debt	2,282,811	2,258,962
Less: current maturities of long-term debt	(279,807)	(253,743)
Less: amounts reclassified to liabilities subject to compromise	(2,003,004)	(2,005,219)
Total Debt reflected as long term	$—	$—
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
The principal amounts from the Senior Notes, Building Loan and Pre-Petition Revolving Credit Facility, other than letters of credit drawn on the Pre-Petition Revolving Credit Facility after the Petition Date, have been classified as liabilities subject to compromise on the accompanying consolidated balance sheets as of March 31, 2021 and December 31, 2020.
Debtor-in-Possession Credit Agreement
Pursuant to the RSA, the Consenting RBL Lenders have agreed to provide the Company with a senior secured superpriority debtor-in-possession revolving credit facility in an aggregate principal amount of $262.5 million consisting of (a) $105 million of new money and (b) $157.5 million to roll up a portion of the existing outstanding obligations under the Pre-Petition Revolving Credit Facility. The terms and conditions of the DIP Credit Facility are set forth in that certain form of credit agreement governing the DIP Credit Facility. The proceeds of the DIP Credit Facility may be used for, among other things, post-petition working capital, permitted capital investments, general corporate purposes, letters of credit, administrative costs, premiums, expenses and fees for the transactions contemplated by the Chapter 11 Cases and payment of court approved adequate protection obligations. The DIP Credit Facility was approved by the Bankruptcy Court on a final basis on December 18, 2020. As of March 31, 2021, $157.5 million was outstanding under the DIP Credit Facility and the total availability for future borrowings under this facility, after giving effect to an aggregate of $28.5 million letters of credit, was $76.5 million.
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
Borrowings under the DIP Credit Facility bear interest at a eurodollar rate or base rate, at our election, plus an applicable margin of 4.50% per annum for eurodollar loans and 3.50% per annum for base rate loans. At March 31, 2021, amounts borrowed under the DIP credit facility bore interest at a weighted average rate of 5.50%. In addition to paying interest on outstanding principal and letters of credit posted under the DIP Credit Facility, we are required to pay a commitment fee of 0.50% per annum to the lenders of the DIP Credit Facility in respect of the unutilized DIP commitments thereunder and a letter of credit fee equal to 0.20% per annum.
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

Pre-Petition Revolving Credit Facility
The Company has entered into a senior secured revolving credit facility agreement, as amended, with The Bank of Nova Scotia, as the lead arranger and administrative agent and certain lenders from time to time party thereto. On October 8, 2020, the Company's borrowing base under its Pre-Petition Revolving Credit Facility was reduced from $700 million to $580 million, thereby significantly reducing the Company's available liquidity. On October 15, 2020, the Company elected to not pay interest on certain Senior Notes outstanding triggering a default under the credit agreement. There was $316.8 million of outstanding borrowings under the Pre-Petition Revolving Credit Facility as of March 31, 2021 that were not rolled up into the DIP Credit Facility. This amount of indebtedness will remain outstanding throughout the Chapter 11 Cases and will continue to accrue interest at the default interest rate on amounts drawn after the Petition Date. The Company made certain adequate protection payments of $2.2 million on its Pre-Petition Revolving Credit Facility during the three months ended March 31, 2021 which reduced the amount of outstanding borrowings under the Pre-Petition Revolving Credit Facility classified as liabilities subject to compromise as of March 31, 2021 in the accompanying consolidated balance sheets.
During the first quarter of 2021, $26.1 million was drawn on letters of credit secured by the Company's Pre-Petition Revolving Credit Facility by certain of its firm transportation contract counterparties. As these were post-petition activities, these letters of credit drawn are included in current portion of long-term debt in the accompanying consolidated balance sheets. At March 31, 2021 the Company included $99.1 million in prepaid and other current assets in the accompanying consolidated balance sheets as an offset for the drawn letters of credit. A portion of the drawn letters of credit were netted against accounts payable to the Company's firm transportation contract counterparties.
Additionally, as of March 31, 2021, the Company had an aggregate of $121.2 million of letters of credit outstanding and no availability for future borrowings under its Pre-Petition Revolving Credit Facility. This facility is secured by substantially all of the Company's assets. All of the Company's wholly-owned subsidiaries, excluding Grizzly Holdings and Mule Sky, guarantee our obligations under our revolving credit facility.
At March 31, 2021, amounts borrowed under the revolving credit facility bore interest at a weighted average rate of 3.12%.

Capitalization of Interest
The Company did not capitalize interest expense for the three months ended March 31, 2021 and capitalized approximately $0.2 million in interest expense related to its unevaluated oil and natural gas properties during the three months ended March 31, 2020.
Fair Value of Debt
At March 31, 2021, the carrying value of the outstanding debt represented by the Notes was approximately $1.8 billion. Based on the quoted market prices (Level 1), the fair value of the Notes was determined to be approximately $1.6 billion at March 31, 2021.
6.STOCK-BASED COMPENSATION
The Company has granted restricted stock units to employees and directors pursuant to the 2019 Amended and Restated Incentive Stock Plan ("2019 Plan"), as discussed below. During the three months ended March 31, 2021, the Company’s stock-based compensation cost was $3.0 million, of which the Company capitalized $0.6 million relating to its exploration and development efforts. During the three months ended March 31, 2020, the Company’s stock-based compensation cost was $2.1 million of which the Company capitalized $0.9 million relating to its exploration and development efforts. Stock compensation costs, net of the amounts capitalized, are included in general and administrative expenses in the accompanying consolidated statements of operations.
The following table summarizes restricted stock unit activity for the three months ended March 31, 2021:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2021	1,702,513	$4.74	840,595	$4.07
Granted	—	—	—	—
Vested	(202,583)	8.32	—	—
Forfeited/canceled	(19,707)	3.61	—	—
Unvested shares as of March 31, 2021	1,480,223	$4.26	840,595	$4.07
Restricted Stock Units
Restricted stock units awarded under the 2019 Plan generally vest over a period of one year in the case of directors and three years in the case of employees and vesting is dependent upon the recipient meeting applicable service requirements. Stock-based compensation costs are recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of grant. Unrecognized compensation expense as of March 31, 2021 related to restricted stock units was $4.0 million. The expense is expected to be recognized over a weighted average period of 1.12 years.
Performance Vesting Restricted Stock Units
The Company has awarded performance vesting units to certain of its executive officers under the 2019 Plan. The number of shares of common stock issued pursuant to the award will be based on relative total shareholder return ("RTSR"). RTSR is an incentive measure whereby participants will earn from 0% to 200% of the target award based on the Company’s RTSR ranking compared to the RTSR of the companies in the Company’s designated peer group at the end of the performance period. Awards will be earned and vested over a performance period measured from January 1, 2019 to December 31, 2021, subject to earlier termination of the performance period in the event of a change in control. Unrecognized compensation expense as of March 31, 2021 related to performance vesting restricted shares was $1.1 million. The expense is expected to be recognized over a weighted average period of 1.04 years.

2020 Cash Retention Incentives
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
The transactions were considered a modification to the previously issued equity- and liability-classified awards, and the previously issued equity-classified awards were reclassified as liability awards. The after-tax value of the cash incentives paid to the Company's executives of was capitalized to prepaid expenses and other current assets in the accompanying consolidated balance sheets and will be amortized over the remaining service period. Unrecognized compensation expense as of March 31, 2021 related to these payments was $2.1 million.

7.EARNINGS (LOSS) PER SHARE
Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the tables below:

	Three months ended March 31,
	2021	2020
	(In thousands, except share data)
Net income (loss)	$8,780	$(517,538)
Basic Shares	160,812,935	159,760,222
Basic EPS	$0.05	$(3.24)
Effect of dilutive securities:
Stock options and awards	—	—
Dilutive Shares	160,812,935	159,760,222
Dilutive EPS	$0.05	$(3.24)

There were no potential shares of common stock that were considered dilutive for the three months ended March 31, 2021. There were 1,552,423 potential shares of common stock that were considered anti-dilutive for the three months ended March 31, 2020.
8.COMMITMENTS AND CONTINGENCIES
Future Firm Transportation and Gathering Agreements
    The Company has contractual commitments with pipeline companies for future gathering and transportation of natural gas from the Company's producing wells to downstream markets. Under certain of these agreements, the Company has minimum daily volume commitments. The Company is also obligated under certain of these arrangements to pay a demand charge for firm capacity rights on pipeline systems regardless of the amount of pipeline capacity utilized by the Company. If the Company does not utilize the capacity, it often can release it to other counterparties, thus reducing the cost of these commitments. Commitments related to future firm transportation and gathering agreements are not recorded as obligations in the accompanying consolidated balance sheets; however, they are reflected in the Company's estimates of proved reserves.

Additionally, one of the requirements provided for in the RSA is that the Company must permanently reduce its future demand reservation fees owed over the life of all of its firm transportation agreements, taken as a whole, by at least 50% of the amount of all such fees owed on October 31, 2020, as calculated on a PV-10 basis. Additionally, the Company must reduce the future firm transportation demand reservation volumes over the life of all of its firm transportation agreements, taken as a whole, by at least 35%. Since the filing of the Chapter 11 Cases in November 2020, the Company has successfully renegotiated or terminated certain of its midstream contracts and commitments, significantly reducing its transportation expenses. As of March 31, 2021, the Company was still negotiating certain of its midstream contracts pending emergence from Chapter 11. However, there can be no assurances the Company will successfully renegotiate or terminate any additional midstream contracts. The below table reflects the Company's obligations as of March 31, 2021 excluding contemplation of any contracts yet to be terminated or renegotiated throughout the Chapter 11 Cases.
A summary of these commitments at March 31, 2021 are set forth in the table below:

(In thousands)
Remaining 2021	$242,253
2022	324,048
2023	322,241
2024	302,116
2025	215,119
Thereafter	1,575,874
Total	$2,981,651
Future Firm Sales Commitments
The Company has entered into various firm sales contracts to deliver and sell natural gas. The Company expects to fulfill its delivery commitments primarily with production from proved developed reserves. The Company's operated production has generally been sufficient to satisfy its delivery commitments during the periods presented, and it expects its operated production will continue to be the primary means of fulfilling its future commitments. However, where the Company's operated production is not sufficient to satisfy its delivery commitments, it can and may use spot market purchases to satisfy the commitments.
A summary of these volume commitments at March 31, 2021 are set forth in the table below:

(MMBtu per day)
Remaining 2021	61,000
2022	49,000
2023	17,000
Total	127,000
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
In October 2019, Kelsie Wagner, in her capacity as trustee of various trusts and on behalf of the trusts and other similarly situated royalty owners, filed an action against the Company in the District Court of Grady County, Oklahoma.  The suit alleges that the Company underpaid royalty owners and seeks unspecified damages for violations of the Oklahoma Production Revenue Standards Act and fraud. This matter was administratively terminated on December 2, 2020.
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
The Company filed a lawsuit against Stingray Pressure Pumping LLC, a subsidiary of Mammoth Energy (“Stingray”), for breach of contract and to terminate the Master Services Agreement for pressure pumping services, effective as of October 1, 2014, as amended (the “Master Services Agreement”), between Stingray and the Company. In March 2020, Stingray filed a counterclaim against the Company in the Superior Court of the State of Delaware. The counterclaim alleges that the Company has breached the Master Services Agreement. The counterclaim seeks actual damages, and Stingray filed claims in the Chapter 11 proceedings exceeding $80 million related to breach of contract damages, attorneys' fees and interest.
In April 2020, Bryon Lefort, individually and on behalf of similarly situated individuals, filed an action against the Company in the United States District Court for the Southern District of Ohio Eastern Division. The complaint alleges that the Company violated the Fair Labor Standards Act (“FLSA”), the Ohio Wage Act and the Ohio Prompt Pay Act by classifying the plaintiffs as independent contractors and paying them a daily rate with no overtime compensation for hours worked in excess of 40 hours per week. The complaint seeks to recover unpaid regular and overtime wages, liquidated damages in an amount equal to six percent of all unpaid overtime compensation, the payment of reasonable attorney fees and legal expenses and pre-judgment and post-judgment interest, and such other damages that may be owed to the workers, and claims were filed in the Chapter 11 proceedings totaling $5.8 million.
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
As part of its Chapter 11 Cases and restructuring efforts as discussed in Note 2, the Company filed motions to reject certain firm transportation agreements between the Company and affiliates of TC Energy Corporation and Rover Pipeline LLC (the “Pending Motions to Reject”). The Pending Motions to Reject were removed to the United States District Court for the Southern District of Texas. While the Pending Motions to Reject are litigated, the Company isn’t required to perform under these firm transportation agreements. The Company believes that the Pending Motions to Reject will be ultimately granted, and that the Company does not have any ongoing obligations pursuant to the contracts; however, in the event that the Company is not permitted to reject these firm transportation contracts, the monetary damages awarded could be greater than $57 million.

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

9.DERIVATIVE INSTRUMENTS
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
Fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas, the NYMEX West Texas Intermediate for oil and Mont Belvieu for propane, pentane and ethane. Below is a summary of the Company’s open fixed price swap positions as of March 31, 2021.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2021	NYMEX Henry Hub	351,316	$2.73

	Location	Daily Volume (Bbl/day)	Weighted Average Price
Remaining 2021	NYMEX WTI	1,505	$53.07

	Location	Daily Volume (Bbl/day)	Weighted Average Price
Remaining 2021	Mont Belvieu C3	2,074	$27.80
2022	Mont Belvieu C3	496	$27.30
In the second half of 2019, the Company sold 2022 and 2023 natural gas call options in exchange for a premium, and used the associated premiums to enhance the fixed price on certain natural gas swaps that settled in 2020. Each call option has an established ceiling price of $2.90/MMBtu. If monthly NYMEX natural gas prices settle above the $2.90 ceiling price, the Company is required to pay the option counterparty an amount equal to the difference between the referenced NYMEX natural gas settlement price and $2.90 multiplied by the hedged contract volumes. Below is a summary of the Company's sold call option positions as of March 31, 2021.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
2022	NYMEX Henry Hub	152,675	$2.90
2023	NYMEX Henry Hub	627,675	$2.90
The Company entered into costless collars based off the NYMEX Henry Hub natural gas index. Each two-way price collar has a set floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, the Company will cash-settle the difference with the hedge counterparty. Below is a summary of the Company's costless collar positions as of March 31, 2021.

	Location	Daily Volume (MMBtu/day)	Weighted Average Floor Price	Weighted Average Ceiling Price
Remaining 2021	NYMEX Henry Hub	390,509	$2.54	$2.93
2022	NYMEX Henry Hub	186,438	$2.63	$3.04
In addition, the Company entered into natural gas basis swap hedge contracts. If the applicable monthly price indices are outside of the ranges set forth in the various natural gas basis swap contracts, the Company will cash-settle the difference with the hedge counterparty. Below is a summary of the Company's basis swap positions as of March 31, 2021.

	Gulfport Pays	Gulfport Receives	Daily Volume (MMBtu/day)	Weighted Average Fixed Spread
Remaining 2021	Rex Zone 3	NYMEX Plus Fixed Spread	85,309	$(0.22)
Remaining 2021	Tetco M2	NYMEX Plus Fixed Spread	32,384	$(0.63)
2022	Rex Zone 3	NYMEX Plus Fixed Spread	14,795	$(0.10)
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(In thousands)
Short-term derivative asset	$12,422	$27,146
Long-term derivative asset	652	322
Short-term derivative liability	(20,687)	(11,641)
Long-term derivative liability	(43,267)	(36,604)
Total commodity derivative position	$(50,880)	$(20,777)
Gains and Losses
The following table presents the gain and loss recognized in net (loss) gain on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the three months ended March 31, 2021 and 2020.

	Net (loss) gain on derivative instruments
	Three months ended March 31,
	2021	2020
	(In thousands)
Natural gas derivatives	$(25,413)	$45,853
Oil derivatives	(1,731)	52,874
NGL derivatives	(2,834)	920
Contingent consideration arrangement	—	(1,381)
Total	$(29,978)	$98,266
Offsetting of Derivative Assets and Liabilities
As noted above, the Company records the fair value of derivative instruments on a gross basis. The following table presents the gross amounts of recognized derivative assets and liabilities in the consolidated balance sheets and the amounts that are subject to offsetting under master netting arrangements with counterparties, all at fair value.

	As of March 31, 2021
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
	(In thousands)
Derivative assets	$13,074	$(13,074)	$—
Derivative liabilities	$(63,954)	$13,074	$(50,880)

	As of December 31, 2020
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
	(In thousands)
Derivative assets	$27,468	$(25,730)	$1,738
Derivative liabilities	$(48,245)	$25,730	$(22,515)
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

10.FAIR VALUE MEASUREMENTS
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
Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$13,074	$—
Contingent consideration arrangement	$—	$—	$6,000
Total assets	$—	$13,074	$6,000
Liabilities:
Derivative Instruments	$—	$63,954	$—

	December 31, 2020
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$27,468	$—
Contingent consideration arrangement	$—	$—	$6,200
Total assets	$—	$27,468	$6,200
Liabilities:
Derivative Instruments	$—	$48,245	$—

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
The Company's SCOOP water infrastructure sale, which closed in the first quarter of 2020, included a contingent consideration arrangement. As of March 31, 2021, the fair value of the contingent consideration was $6.0 million, of which

$1.3 million is included in prepaid expenses and other assets and $4.7 million is included in other assets in the accompanying consolidated balance sheets. The fair value of the contingent consideration arrangement is calculated using discounted cash flow techniques and is based on internal estimates of the Company's future development program and water production levels. Given the unobservable nature of the inputs, the fair value measurement of the contingent consideration arrangement is deemed to use Level 3 inputs. The Company has elected the fair value option for this contingent consideration arrangement and, therefore, records changes in fair value in earnings. The Company recognized an immaterial gain and a gain of $0.2 million on changes in fair value of the contingent consideration during the three months ended March 31, 2021 and 2020, respectively, which is included in other expense (income) in the accompanying consolidated statements of operations.
Non-financial assets and liabilities
The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 3 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred during the three months ended March 31, 2021 were approximately $0.5 million.
As discussed in Note 3, the Company recorded an impairment during the three months ended March 31, 2021 on its corporate headquarters. The estimated fair value of the building was primarily based on third party estimates and, therefore, is deemed to use Level 3 inputs.
Fair value of other financial instruments
The carrying amounts on the accompanying consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and current debt are carried at cost, which approximates market value due to their short-term nature. Long-term debt related to the Company's building loan is carried at cost, which approximates market value based on the borrowing rates currently available to the Company with similar terms and maturities.
11.REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $134.0 million and $119.9 million as of March 31, 2021 and December 31, 2020, respectively, and are reported in accounts receivable - oil and natural gas sales on the consolidated balance sheets. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain sales may be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The differences between the estimates and the actual amounts for product sales is recorded in the month that payment is received from the purchaser. For the three months ended March 31, 2021, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
12.LEASES
Nature of Leases
The Company has operating leases on certain equipment and field offices with remaining lease durations in excess of one year. The Company recognizes a right-of-use asset and lease liability on the balance sheet for all leases with lease terms of greater than one year. Short-term leases that have an initial term of one year or less are not capitalized.
The Company has entered into contracts for drilling rigs with varying terms with third parties to ensure operational continuity, cost control and rig availability in its operations. The Company has concluded its drilling rig contracts are operating leases as the assets are identifiable and the Company has the right to control the identified assets. The Company's drilling rig commitments are typically structured with an initial term of less than one year to two years, although at March 31, 2021, the Company did not have any active long-term drilling rig contracts in place.
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

Maturities of operating lease liabilities as of March 31, 2021 were as follows:

(In thousands)
Remaining 2021	$97
2022	115
2023	90
2024	30
Total lease payments	$332
Less: Imputed interest	(18)
Total	$314
Lease cost for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three months ended March 31,
	2021	2020
	(In thousands)
Operating lease cost	$32	$4,082
Variable lease cost	—	224
Short-term lease cost	2,189	2,810
Total lease cost(1)	$2,221	$7,116

(1)	The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in general and administrative expenses in the accompanying consolidated statements of operations.
Supplemental cash flow information for the three months ended March 31, 2021 and 2020 related to leases was as follows:

	Three months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash flows from operating leases	$31	$36
Investing cash flow from operating leases	$—	$3,997
Investing cash flow from operating leases—related party	$—	$6,800
The weighted-average remaining lease term as of March 31, 2021 was 2.8 years. The weighted-average discount rate used to determine the operating lease liability as of March 31, 2021 was 4.22%.
13.INCOME TAXES
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
For the three months ended March 31, 2021, the Company's estimated annual effective tax rate before discrete items was approximately 0% as a result of the valuation allowance on its deferred tax assets.
At each reporting period, the Company weighs all available positive and negative evidence to determine whether its deferred tax assets are more likely than not to be realized. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax laws in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry. The cumulative loss in recent years is a significant piece of negative evidence that is hard to overcome and therefore the Company placed more reliance on historical results than forecasts. As a result of this analysis, the Company determined a full valuation allowance of $911.4 million was necessary against its net deferred tax asset as of March 31, 2021.
14.SUBSEQUENT EVENTS
Chapter 11 Proceedings Update
The Bankruptcy Court entered an order confirming the Plan on April 28, 2021. In support of the Plan, the enterprise value of the Successor was estimated and approved by the Bankruptcy Court to be in the range of $1.3 billion to $1.9 billion.
Upon emergence from bankruptcy, which is expected to occur in May 2021, Gulfport expects to qualify for fresh-start reporting. In order to qualify for fresh start-reporting (i) the holders of existing voting shares of the Company prior to its emergence must receive less than 50% of the voting shares of the Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of our assets immediately prior to confirmation of the plan of reorganization must be less than the post-petition liabilities and allowed claims. Under the principles of fresh-start reporting, a new reporting entity will be considered to have been created, and, as a result, the Company will allocate the reorganization value of the Company to its individual assets, including property, plant and equipment, based on their estimated fair values. Gulfport cannot currently estimate the financial effect of emergence from bankruptcy on its financial statements, although it expects to record material adjustments related to its Plan and the application of fresh-start reporting guidance upon the Effective Date.
Natural Gas, Oil and Natural Gas Liquids Derivative Instruments
Subsequent to March 31, 2021 and as of April 30, 2021, the Company entered into the following natural gas and oil derivative contracts as it completed minimum hedging requirements as provided for in the RSA:

Period	Type of Derivative Instrument	Index	Daily Volume(1)	Weighted Average Price
November 2021 - March 2022	Basis Swaps	Rex Zone 3	40,000	$(0.10)
April 2022 - December 2022	Costless Collars	NYMEX Henry Hub	139,773	$2.40/$2.60
January 2022 - December 2022	Costless Collars	NYMEX WTI	1,500	$55.00/$60.00
(1)    Volume units for gas instruments are presented as MMBtu/day and oil is presented in Bbls/day.

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
Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in Item 1A. “Risk Factors” and Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 and elsewhere in this Form 10-Q. All forward-looking statements speak only as of the date of this Form 10-Q.
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

The Bankruptcy Court has granted first- and second-day motions filed by us that were designed primarily to mitigate the impact of the Chapter 11 Cases on our operations, customers and employees. As a result, we are able to conduct normal business activities and pay all associated obligations for the period following the Bankruptcy Filing and are authorized to pay owner royalties, employee wages and benefits and certain vendors and suppliers in the ordinary course for goods and services provided. During the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of business require the prior approval of the Bankruptcy Court.

For the duration of the Chapter 11 Cases, our operations and ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in "Risk Factors" in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2020. As a result of these risks and uncertainties, the number of our shares of common stock and stockholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this Form 10-Q may not accurately reflect our operations, properties and capital plans following the Chapter 11 Cases.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the Bankruptcy Filing. In addition, we have incurred significant professional fees and other costs in connection with the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases until emergence.

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

COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas

As a result of our business continuity measures, we have not experienced significant disruptions in executing our business operations due to COVID-19. While we did not experience significant disruptions to our operations in the first quarter of 2021, we are unable to predict the impact on our business, including our cash flows, liquidity, and results of operations in future periods due to numerous uncertainties. Restrictions may cause, us, our suppliers and other business counterparties to experience operational delays, or delays in the delivery of materials and supplies. We expect the principal areas of operational risk for us are the availability and reliability of service providers and potential supply chain disruption. Additionally, the operations of our midstream service providers, on whom we rely for the transmission, gathering and processing of a significant portion of our produced natural gas, NGL and oil, may be disrupted or suspended in response to containing the outbreak, or the difficult economic environment may lead to the bankruptcy or closing of the facilities and infrastructure of our midstream service providers. This may result in substantial discount in the prices we receive for our produced natural gas, NGL and oil or result in the shut-in of producing wells or the delay or discontinuance of development plans for our properties.

We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments and the timing and extent to which normal economic and operating conditions resume. While we have seen meaningful recovery in demand during the second half 2020 and into 2021, significant uncertainty remains regarding the duration and extent of the impact of the pandemic on the energy industry, including demand and commodities pricing, although we expect to see further recovery as vaccines are distributed and more normal societal activity resumes.
2021 Operational and Financial Highlights
During the three months ended March 31, 2021, we had the following notable achievements:
•An order was entered to confirm our Plan by the Bankruptcy Court on April 28, 2021. We expect to emerge from Chapter 11 proceedings and complete our financial restructuring in May 2021.
•We continued to improve operational efficiencies and reduce drilling and completion costs in our operating areas. In the Utica, our average spud to rig release time was 17.0 days in the first quarter of 2021, which was a 9% improvement from full year 2020 levels.
•We have continued to decrease costs as a result of our ongoing cost reduction initiatives highlighted by a 7% decrease in lease operating expenses per Mcfe and a 13% decrease in general and administrative expenses per Mcfe for the first quarter of 2021 as compared to the first quarter of 2020.

2021 Production and Drilling Activity
Production Volumes

	Three months ended March 31,
	2021	% of Total	2020	% of Total	Change	% Change
Natural gas (Mcf/day)
Utica	797,452	88%	785,781	83%	11,671	1%
SCOOP	111,708	12%	159,886	17%	(48,178)	(30)%
Other	80	—%	39	—%	41	105%
Total	909,240		945,706		(36,466)	(5)%
Oil and condensate (Bbl/day)
Utica	1,403	37%	592	10%	811	137%
SCOOP	2,379	62%	5,174	89%	(2,795)	(54)%
Other	40	1%	78	1%	(38)	(49)%
Total	3,822		5,844		(2,022)	(35)%
NGL (Bbl/day)
Utica	2,665	32%	3,197	26%	(532)	(17)%
SCOOP	5,758	68%	8,974	74%	(3,216)	(36)%
Other	4	—%	—	—%	4	100%
Total	8,427		12,171		(3,744)	(31)%
Combined (Mcfe/day)
Utica	821,858	84%	808,520	77%	13,338	2%
SCOOP	160,528	16%	244,771	23%	(84,243)	(34)%
Other	343	—%	508	—%	(165)	(32)%
Total	982,729		1,053,799		(71,070)	(7)%
Our total net production averaged approximately 982.7 MMcfe per day during the three months ended March 31, 2021, as compared to 1,053.8 MMcfe per day during the same period in 2020. The 7% decrease in production is largely the result of a decrease in development activities in the SCOOP throughout 2020.
Utica. From January 1, 2021 through March 31, 2021, we spud nine gross (nine net) wells in the Utica, of which five were being drilled and four were in various stages of operations at March 31, 2021. In addition, we completed seven gross and net operated wells. We did not participate in any additional wells that were drilled by other operators on our Utica acreage.
As of April 30, 2021, we had two operated drilling rigs running in the Utica, both of which we expect to release in May 2021. We expect to add back one operated drilling rig in the Utica in the third quarter of 2021.
SCOOP. From January 1, 2021 through March 31, 2021, we did not spud any wells in the SCOOP. We completed three gross (2.69 net) operated wells. We also participated in an additional three gross wells that were drilled by other operators on our SCOOP acreage.
As of April 30, 2021, we had one operated drilling rig running in the SCOOP, which we expect will continue through the remainder of 2021.
RESULTS OF OPERATIONS
Comparison of the Three Month Periods Ended March 31, 2021 and 2020
We reported a net income of $8.8 million for the three months ended March 31, 2021 as compared to net loss of $517.5 million for the three months ended March 31, 2020. The graph below shows the change in the net income (loss) from the three months ended March 31, 2020 to the three months ended March 31, 2021. The material changes are further discussed by category on the following pages. Some totals and changes throughout below section may not sum or recalculate due to rounding.
(1) Includes lease operating expenses, taxes other than income and transportation, gathering, processing and compression.
Natural Gas, Oil and NGL Sales

	Three months ended March 31,
	2021	2020	change
	($ In thousands)
Natural gas	$235,321	$161,008	46%
Oil and condensate	18,239	23,151	(21)%
NGL	23,776	16,913	41%
Natural gas, oil and NGL sales	$277,336	$201,072	38%
The increase in natural gas sales without the impact of derivatives was due to a 54% increase in realized natural gas prices partially offset by a 5% decrease in sales volumes.

The decrease in oil and condensate sales without the impact of derivatives was due to a 35% decrease in oil and condensate sales volumes partially offset by a 22% increase in realized oil and condensate prices.
The increase in NGL sales without the impact of derivatives was due to a 105% increase in realized prices partially offset by a 31% decrease in NGL sales volumes.
Natural Gas, Oil and NGL Derivatives

	Three months ended March 31,
	2021	2020
	($ In thousands)
Natural gas derivatives - fair value losses	$(25,538)	$(15,125)
Natural gas derivatives - settlement gains	125	60,978
Total (losses) gains on natural gas derivatives	(25,413)	45,853

Oil and condensate derivatives - fair value (losses) gains	(1,731)	43,374
Oil and condensate derivatives - settlement gains	—	9,500
Total (losses) gains on oil and condensate derivatives	(1,731)	52,874

NGL derivatives - fair value (losses) gains	(2,834)	665
NGL derivatives - settlement gains	—	255
Total (losses) gains on NGL derivatives	(2,834)	920

Contingent consideration arrangement - fair value losses	—	(1,381)
Total (losses) gains on natural gas, oil and NGL derivatives	$(29,978)	$98,266
See Note 9 to our consolidated financial statements for further discussion of our derivative activity.
Natural Gas, Oil and NGL Production and Pricing
The following table summarizes our oil and condensate, natural gas and NGL production and related pricing for the three months ended March 31, 2021, as compared to such data for the three months ended March 31, 2020:

	Three months ended March 31,
	2021	2020
	($ In thousands)
Natural gas sales
Natural gas production volumes (MMcf)	81,832	86,059
Natural gas production volumes (MMcf) per day	909	946
Total sales	235,321	161,008
Average price without the impact of derivatives ($/Mcf)	2.88	1.87
Impact from settled derivatives ($/Mcf)	—	0.71
Average price, including settled derivatives ($/Mcf)	2.88	2.58

Oil and condensate sales
Oil and condensate production volumes (MBbl)	344	532
Oil and condensate production volumes (MBbl) per day	4	6
Total sales	18,239	23,151
Average price without the impact of derivatives ($/Bbl)	53.03	43.53
Impact from settled derivatives ($/Bbl)	—	17.86
Average price, including settled derivatives ($/Bbl)	53.03	61.39

NGL sales
NGL production volumes (MBbl)	758	1,108
NGL production volumes (MBbl) per day	8	12
Total sales	23,776	16,913
Average price without the impact of derivatives ($/Bbl)	31.35	15.27
Impact from settled derivatives ($/Bbl)	—	—
Average price, including settled derivatives ($/Bbl)	31.35	15.27

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	88,446	95,896
Natural gas equivalents (MMcfe) per day	983	1,054
Total sales	277,336	201,072
Average price without the impact of derivatives ($/Mcfe)	3.14	2.10
Impact from settled derivatives ($/Mcfe)	—	0.74
Average price, including settled derivatives ($/Mcfe)	3.14	2.84

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.14	$0.15
Average production taxes ($/Mcfe)	$0.07	$0.05
Average transportation, gathering, processing and compression ($/Mcfe)	$1.20	$1.15
Total lease operating expenses, midstream costs and production taxes ($/Mcfe)	$1.41	$1.35

Lease Operating Expenses

	Three months ended March 31,
	2021	2020	change
	($ In thousands, except per unit)
Lease operating expenses
Utica	$9,222	$9,898	(7)%
SCOOP	3,357	4,765	(30)%
Other(1)	74	32	131%
Total lease operating expenses	$12,653	$14,695	(14)%

Lease operating expenses per Mcfe
Utica	$0.12	$0.13	(7)%
SCOOP	0.23	0.21	9%
Other(1)	2.41	0.69	251%
Total lease operating expenses per Mcfe	$0.14	$0.15	(7)%
 _____________________
(1)    Includes Niobrara and Bakken.
The decrease in total LOE was primarily the result of a 7% decrease in production as well as ongoing cost reduction initiatives. The decrease in per unit LOE is primarily the result of ongoing cost reduction initiatives.
Taxes Other Than Income

	Three months ended March 31,
	2021	2020	change
	($ In thousands, except per unit)
Production taxes	$5,803	$4,799	21%
Property taxes	1,912	1,282	49%
Other	989	556	78%
Total taxes other than income	$8,704	$6,637	31%
Production taxes per Mcfe	$0.07	$0.05	40%
The increase in total and per unit production taxes was primarily related to an increase in revenues due to an increase in realized prices.
Transportation, Gathering, Processing and Compression

	Three months ended March 31,
	2021	2020	change
	($ In thousands, except per unit)
Transportation, gathering, processing and compression	$105,867	$110,357	(4)%
Transportation, gathering, processing and compression per Mcfe	$1.20	$1.15	4%
The decrease in transportation, gathering, processing and compression was primarily related to a 7% decrease in our production. The increase in per unit transportation, gathering, processing and compression is primarily related to Utica production volumes falling below our minimum volume commitments on certain firm transportation and gathering contracts during the three months ended March 31, 2021.
Depreciation, Depletion and Amortization

	Three months ended March 31,
	2021	2020	change
	($ In thousands, except per unit)
Depreciation, depletion and amortization of oil and gas properties	$39,767	$75,359	(47)%
Depreciation, depletion and amortization of other property and equipment	$1,380	$2,669	(48)%
Total Depreciation, depletion and amortization	$41,147	$78,028	(47)%
Depreciation, depletion and amortization per Mcfe	$0.47	$0.81	(42)%
The decrease in DD&A of oil and gas properties was due to both a decrease in our depletion rate as a result of a decrease in our amortization base from full cost ceiling test impairments recorded throughout 2020, as well as a decrease in our production.
Impairment of Oil and Gas Properties
We did not incur an oil and natural gas properties impairment charge during the three months ended March 31, 2021 while we recorded a $553.3 million impairment charge of oil and gas properties during the three months ended March 31, 2020. No impairment was required during the Current Quarter primarily due to the combination of improved commodity prices and a decrease in the net book value of our oil and gas properties stemming from impairment charges in 2020.
Impairment of Other Property and Equipment
We recognized a $14.6 million impairment charge on the Company's corporate headquarters during the three months ended March 31, 2021 as a result in a change in expected future use.
General and Administrative Expenses

	Three months ended March 31,
	2021	2020	change
	($ In thousands, except per unit)
General and administrative expenses, gross	$21,317	$24,105	(12)%
Reimbursed from third parties	$(3,039)	$(3,052)	—%
Capitalized general and administrative expenses	$(5,521)	$(5,431)	2%
General and administrative expenses, net	$12,757	$15,622	(18)%

General and administrative expenses, net per Mcfe	$0.14	$0.16	(13)%
The decrease in general and administrative expenses on a total and per unit basis was primarily driven by our continued focus on reducing costs across our organization and lower non-recurring legal and consulting expenses.

Interest Expense

	Three months ended March 31,
	2021	2020
	($ In thousands, except per unit)
Interest expense on senior notes	$—	$29,119
Interest expense on pre-petition revolving credit facility	1,020	2,165
Interest expense on building loan and other	75	340
Capitalized interest	—	(187)
Amortization of loan costs	—	1,553
Interest on DIP credit facility	2,166	—
Total interest expense	$3,261	$32,990

Interest expense per Mcfe	$0.04	$0.34

Weighted average debt outstanding under revolving credit facility	$307,208	$81,978
The decrease of total and per unit interest expense was due to the cessation of interest accrual on borrowings classified as subject to compromise as of the petition date.
Gain on Debt Extinguishment.
In July of 2019, our Board of Directors authorized $100 million of cash to be used to repurchase its senior notes in the open market at discounted values to par. In December 2019, our Board of Directors increased the authorized size of the senior note repurchase program to $200 million in total. During the three months ended March 31, 2020, we repurchased in the open market $25.9 million aggregate principal amount of our outstanding Senior Notes for $10.2 million in cash and recognized a $15.3 million gain on debt extinguishment. We did not repurchase any of our Senior Notes in the three months ended March 31, 2021.
Equity Investments

	Three months ended March 31,
	2021	2020	change
	($ In thousands, except per unit)
Loss from equity method investments, net	$342	$10,789	(97)%
During the three months ended March 31, 2020, our share of net loss from Mammoth was in excess of the carrying value of our investment, which reduced our investment to zero. Our carrying value has remained at zero as of March 31, 2021 and thus no additional net loss or income was recorded . See Note 4 to our consolidated financial statements for further discussion on our equity investments.

Reorganization Items, Net.
The following table summarizes the components in reorganization items, net included in our consolidated statements of operations for the three months ended March 31, 2021:

Three months ended March 31, 2021
(in thousands)
Adjustment to allowed claims	$2,088
Legal and professional fees	40,783
Gain on settlement of pre-petition accounts payable	(4,150)
Reorganization items, net	$38,721
We have incurred and will continue to incur additional gains and losses associated with our reorganization, primarily related to legal and professional fees related to our ongoing Chapter 11 cases.
Income Taxes
We recorded no income tax expense for the three months ended March 31, 2021 as a result of maintaining a full valuation allowance of $911.4 million against our net deferred tax asset. We recorded income tax expense of $7.3 million for the three months ended March 31, 2020 as a result of the recognition of a valuation allowance against a state deferred tax asset.

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
As of March 31, 2021, we had a cash balance of $179.7 million compared to $89.9 million as of December 31, 2020, and a net working capital deficit of $137.1 million as of March 31, 2021, compared to a net working capital deficit of $100.5 million as of December 31, 2020. As of March 31, 2021, our working capital deficit includes $279.8 million of debt due in the next 12 months. Our total principal debt as of both March 31, 2021 and December 31, 2020 was $2.3 billion. As of March 31, 2021, we had no borrowing capacity available under the Pre-Petition Revolving Credit Facility, with outstanding borrowings of $316.8 million and $121.2 million utilized for various letters of credit and $76.5 million of borrowing capacity available under the DIP Credit Facility, with outstanding borrowings of $157.5 million and $28.5 million utilized for various letters of credit.  See Note 5 of the notes to our consolidated financial statements for further discussion of our debt obligations, including principal and carrying amounts of our notes.
We believe our cash flow from operations, borrowing capacity under the DIP Credit Facility and cash on hand will provide sufficient liquidity during the Chapter 11 process. We expect to continue to incur significant costs related to our ongoing Chapter 11 Cases until our expected emergence in May 2021, including fees for legal, financial and restructuring advisors to the Company, certain of our creditors and royalty interest owners.
Our ability to continue as a going concern is contingent on our ability to comply with the financial and other covenants contained in our DIP Credit Facility, our ability to successfully implement the Plan and obtain exit financing, among other factors. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, we may settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Facility), for amounts other than those reflected in the accompanying consolidated financial statements.
The Bankruptcy Court entered an order confirming the Plan on April 28, 2021. See Note 2 for discussion of the exit facility to become effective upon emergence.
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
Advances under our DIP Credit Facility may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate of 3.50%, plus (2) the base rate. The interest rate for eurodollar loans is equal to (1) the applicable rate of 4.50%, plus (2) the highest of: (a) 1% or (b) the eurodollar rate. As of March 31, 2021 amounts borrowed under our DIP Credit Facility bore interest at the weighted average rate of 5.50%. In addition to paying interest on outstanding principal and letters of credit posted under the DIP Credit Facility, we are required to pay a commitment fee of 0.50% per annum to the lenders of the DIP Credit Facility in respect of the unutilized DIP commitments thereunder and a letter of credit fee equal to 0.20% per annum.
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
Pre-Petition Revolving Credit Facility. We have entered into a senior secured revolving credit facility agreement, as amended, with The Bank of Nova Scotia, as the lead arranger and administrative agent and certain lenders from time to time party thereto. The credit agreement provides for a maximum borrowing base amount of $580 million and matures on December 31, 2021. The $316.8 million of outstanding borrowings under the Pre-Petition Revolving Credit Facility as of March 31, 2021 that were not rolled up into the DIP Credit Facility will remain outstanding throughout the Chapter 11 Cases and will continue to accrue interest on amounts drawn after the Petition Date. Additionally, as of March 31, 2021, we had an aggregate of $121.2 million of letters of credit outstanding under our Pre-Petition Revolving Credit Facility. This facility is secured by substantially all of our assets. Our wholly-owned subsidiaries, excluding Grizzly Holdings and Mule Sky, guarantee our obligations under our revolving credit facility.
Advances under our Pre-Petition Revolving Credit Facility may be in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans is equal to (1) the applicable rate, which ranges from 0.25% to 1.25%, plus (2) the highest of: (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime rate,” and (c) the eurodollar rate for an interest period of one month plus 1.00%. The interest rate for eurodollar loans is equal to (1) the applicable rate, which ranges from 1.25% to 2.25%, plus (2) the London interbank offered rate that appears on pages LIBOR01 or LIBOR02 of the Reuters screen that displays such rate for deposits in U.S. dollars, or, if such rate is not available, the rate as administered by ICE Benchmark Administration (or any other person that takes over administration of such rate) per annum equal to the offered rate on such other page or other service that displays an average London interbank offered rate as administered by ICE Benchmark Administration (or any other person that takes over the administration of such rate) for deposits in U.S. dollars, or, if such rate is not available, the average quotations for three major New York money center banks of whom the administrative agent shall inquire as the “London Interbank Offered Rate” for deposits in U.S. dollars. As of March 31, 2021, amounts borrowed under our revolving credit facility bore interest at the weighted average rate of 3.12%.
Senior Notes. In April 2015, we issued an aggregate of $350.0 million in principal amount of our 2023 Notes. Interest on these senior notes accrues at a rate of 6.625% per annum on the outstanding principal amount thereof, payable semi-annually on May 1 and November 1 of each year. As of March 31, 2021, $324.6 million principal amount remained outstanding. The 2023 Notes mature on May 1, 2023.
In October 2016, we issued an aggregate of $650.0 million in principal amount of our 2024 Notes. Interest on the 2024 Notes accrues at a rate of 6.000% per annum on the outstanding principal amount thereof, payable semi-annually on April 15 and October 15 of each year. As of March 31, 2021, $579.6 million principal amount remained outstanding. The 2024 Notes mature on October 15, 2024.
In December 2016, we issued an aggregate of $600.0 million in principal amount of our 2025 Notes. Interest on the 2025 Notes accrues at a rate of 6.375% per annum on the outstanding principal amount thereof, payable semi-annually on May 15 and November 15 of each year. As of March 31, 2021, $507.9 million principal amount remained outstanding. The 2025 Notes mature on May 15, 2025.
In October 2017, we issued $450.0 million in aggregate principal amount of our 2026 Notes. Interest on the 2026 Notes accrues at a rate of 6.375% per annum on the outstanding principal amount thereof, payable semi-annually on January 15 and July 15 of each year. As of March 31, 2021, $374.6 million principal amount remained outstanding. The 2026 Notes mature on January 15, 2026.
All amounts outstanding on our Senior Notes have been classified as liabilities subject to compromise on the accompanying consolidated balance sheets as of March 31, 2021 and December 31, 2020.

Building Loan. On June 4, 2015, we entered into a loan for the construction of our corporate headquarters in Oklahoma City, which was substantially completed in December 2016. Interest accrues daily on the outstanding principal balance at a fixed rate of 4.50% per annum. The building loan matures on June 4, 2025. As of March 31, 2021, the total borrowings under the building loan were approximately $21.9 million, which has been classified as liabilities subject to compromise on the accompanying consolidated balance sheets as of March 31, 2021.
Supplemental Guarantor Financial Information. The 2023 Notes, 2024 Notes, 2025 Notes and 2026 Notes are guaranteed on a senior unsecured basis by all existing consolidated subsidiaries that guarantee our secured revolving credit facility or certain other debt (the “Guarantors”). The Senior Notes are not guaranteed by Grizzly Holdings or Mule Sky, LLC (the “Non-Guarantors”). The Guarantors are 100% owned by the Parent, and the guarantees are full, unconditional, joint and several. There are no significant restrictions on the ability of the Parent or the Guarantors to obtain funds from each other in the form of a dividend or loan. The guarantees rank equally in the right of payment with all of the senior indebtedness of the subsidiary guarantors and senior in the right of payment to any future subordinated indebtedness of the subsidiary guarantors. The Senior Notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness (including all borrowings and other obligations under our amended and restated credit agreement) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries that do not guarantee the Notes.

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
As of March 31, 2021, we had the following open natural gas, oil and NGL derivative instruments:

Natural Gas Derivatives
Year	Type of Derivative Instrument	Index	Daily Volume (MMBtu/day)	Weighted Average Price ($)
2021	Swaps	NYMEX Henry Hub	351,316	$2.73
2021	Basis Swaps	Tetco M2	32,384	$(0.63)
2021	Basis Swaps	Rex Zone 3	85,309	$(0.22)
2022	Basis Swaps	Rex Zone 3	14,795	$(0.10)
2021	Costless Collars	NYMEX Henry Hub	390,509	$2.54/$2.93
2022	Costless Collars	NYMEX Henry Hub	186,438	$2.63/$3.04
2022	Sold Call Options	NYMEX Henry Hub	152,675	$2.90
2023	Sold Call Options	NYMEX Henry Hub	627,675	$2.90
Oil Derivatives
Year	Type of Derivative Instrument	Index	Daily Volume (Bbl/day)	Weighted Average Price ($)
2021	Swaps	NYMEX WTI	1,505	$53.07
NGL Derivatives
Year	Type of Derivative Instrument	Index	Daily Volume (Bbl/day)	Weighted Average Price ($)
2021	Swaps	Mont Belvieu C3	2,074	$27.80
2022	Swaps	Mont Belvieu C3	496	$27.30
See Note 9 of the notes to our consolidated financial statements for further discussion of derivatives and hedging activities.

Capital Expenditures. Our capital expenditures have historically been primarily related to the execution of our drilling and completion activities in addition to certain lease and other acquisition activities. Our capital investment strategy is focused on prudently developing our existing properties to generate sustainable cash flow considering current and forecasted commodity prices.
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
Cash Flow from Operating Activities. Net cash flow provided by operating activities was $123.2 million for the three months ended March 31, 2021 as compared to $130.8 million for the same period in 2020. This decrease was primarily the result of working capital changes.
Uses of Funds. The following table presents the uses of our cash and cash equivalents for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
	(In thousands)
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$51,702	$97,538
Leasehold acquisitions	2,354	7,346
Other	2,839	8,860
Total oil and natural gas property expenditures	$56,895	$113,744
Other Uses of Cash and Cash Equivalents
Cash paid to repurchase senior notes	$—	$10,204
Principal payments on borrowings, net	—	55,106
Other	303	685
Total other uses of cash and cash equivalents	$303	$65,995
Total uses of cash and cash equivalents	$57,198	$179,739
Drilling and Completion Costs. During three months ended March 31, 2021, we spud nine gross (9.0 net) and commenced sales from seven gross and net operated wells in the Utica for a total cost of approximately $46.4 million. During the three months ended March 31, 2021, we did not spud any wells and commenced sales from three gross (2.7 net) operated wells in the SCOOP for a total cost of approximately $23.9 million.
During the three months ended March 31, 2021, we did not participate in any wells that were spud or turned to sales by other operators on our Utica acreage. In addition, three gross (0.001 net) wells were spud and 10 gross (1.86 net) wells were turned to sales by other operators on our SCOOP acreage during the three months ended March 31, 2021.
Drilling and completion costs presented in this section reflect incurred costs while drilling and completion costs presented above in Uses of Funds section reflect cash payments for drilling and completions.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities. See Note 8 of the notes to our consolidated financial statements for further discussion of the amendments to our firm gathering and transportation agreements. There have been no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of March 31, 2021, our material off-balance sheet arrangements and transactions include $121.2 million in letters of credit outstanding against our Pre-Petition Revolving Credit Facility, $28.5 million in letters of credit outstanding against our DIP Credit Facility and $110.9 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily on certain firm transportation agreements. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 8 to our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Critical Accounting Policies and Estimates
As of March 31, 2021, there have been no significant changes in our critical accounting policies from those disclosed in our 2020 Annual Report on Form 10-K.

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
Our general strategy for protecting short-term cash flow and attempting to mitigate exposure to adverse natural gas, oil and NGL price changes is to hedge into strengthening natural gas, oil and NGL futures markets when prices reach levels that management believes provide reasonable rates of return on our invested capital. Information we consider in forming an opinion about future prices includes general economic conditions, industrial output levels and expectations, producer breakeven cost structures, liquefied natural gas trends, oil and natural gas storage inventory levels, industry decline rates for base production and weather trends. Executive management is involved in all risk management activities and the Board of Directors reviews our derivative program at its quarterly board meetings. We believe we have sufficient internal controls to prevent unauthorized trading.
We use derivative instruments to achieve our risk management objectives, including swaps, options and costless collars. All of these are described in more detail below. We typically use swaps for a large portion of the oil and natural gas price risk we hedge. We have also sold calls, taking advantage of premiums associated with market price volatility.
We determine the notional volume potentially subject to derivative contracts by reviewing our overall estimated future production levels, which are derived from extensive examination of existing producing reserve estimates and estimates of estimated production from new drilling. Production forecasts are updated at least monthly and adjusted if necessary to actual results and activity levels. We do not enter into derivative contracts for volumes in excess of our share of forecasted production, and if production estimates were lowered for future periods and derivative instruments are already executed for some volume above the new production forecasts, the positions are typically reversed. The actual fixed prices on our derivative instruments is derived from the reference prices from 3rd party indices such as NYMEX. All of our commodity derivative instruments are net settled based on the difference between the fixed price as stated in the contract and the floating-price, resulting in a net amount due to or from the counterparty.
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
We have determined the fair value of our derivative instruments utilizing established index prices, volatility curves, discount factors and option pricing models. These estimates are compared to counterparty valuations for reasonableness. Derivative transactions are also subject to the risk that counterparties will be unable to meet their obligations. This non-performance risk is considered in the valuation of our derivative instruments, but to date has not had a material impact on the values of our derivatives. Future risk related to counterparties not being able to meet their obligations has been partially mitigated under our commodity hedging arrangements that require counterparties to post collateral if their obligations to us are in excess of defined thresholds. The values we report in our financial statements are as of a point in time and subsequently change as these estimates are revised to reflect actual results, changes in market conditions and other factors. See Note 9 of the notes to our consolidated financial statements for further discussion of the fair value measurements associated with our derivatives.
As of March 31, 2021, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
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

•Call Options: We sell, and occasionally buy, call options in exchange for a premium. At the time of settlement, if the market price exceeds the fixed price of the call option, we pay the counterparty the excess on sold call options, and we receive the excess on bought call options. If the market price settles below the fixed price of the call option, no payment is due from either party.
•Costless Collars: These instruments have a set floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, we will cash-settle the difference with the counterparty.
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swap positions at March 31, 2021:

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
Remaining 2021	NYMEX Henry Hub	351,316	$2.73

	Location	Daily Volume (Bbl/day)	Weighted Average Price
Remaining 2021	NYMEX WTI	1,505	$53.07

	Location	Daily Volume (Bbl/day)	Weighted Average Price
Remaining 2021	Mont Belvieu C2	2,074	$27.80
2022	Mont Belvieu C3	496	$27.30
In the second half of 2019, we sold 2022 and 2023 natural gas call options in exchange for a premium, and used the associated premiums to enhance the fixed price on certain natural gas swaps that settled in 2020. Each call option has an established ceiling price of $2.90/MMBtu. If monthly NYMEX natural gas prices settle above the $2.90 ceiling price, we are required to pay the option counterparty an amount equal to the difference between the referenced NYMEX natural gas settlement price and $2.90 multiplied by the hedged contract volumes. Below is a summary of our sold call option positions as of March 31, 2021.

	Location	Daily Volume (MMBtu/day)	Weighted Average Price
2022	NYMEX Henry Hub	152,675	$2.90
2023	NYMEX Henry Hub	627,675	$2.90
Below is a summary of our costless collar positions as of March 31, 2021.

	Location	Daily Volume (MMBtu/day)	Weighted Average Floor Price	Weighted Average Ceiling Price
2021	NYMEX Henry Hub	390,509	$2.54	$2.93
2022	NYMEX Henry Hub	186,438	$2.63	$3.04
Below is a summary of our basis swap positions as of March 31, 2021.

	Gulfport Pays	Gulfport Receives	Daily Volume (MMBtu/day)	Weighted Average Fixed Spread
Remaining 2021	Rex Zone 3	NYMEX Plus Fixed Spread	85,309	$(0.22)
Remaining 2021	Tetco M2	NYMEX Plus Fixed Spread	32,384	$(0.63)
2022	Rex Zone 3	NYMEX Plus Fixed Spread	14,795	$(0.10)

Our fixed price swap contracts are tied to the commodity prices on NYMEX Henry Hub for natural gas, NYMEX WTI for oil, and Mont Belvieu for propane, pentane and ethane. We will receive the fixed priced amount stated in the contract and pay to its counterparty the current market price as listed on the applicable index.
Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At March 31, 2021, we had a net liability derivative position of $50.9 million as compared to a net asset derivative position of $100.9 million as of March 31, 2020. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $87.4 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $80.0 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Interest Rate Risk. Our revolving amended and restated credit agreement is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States, or, if the eurodollar rates are elected, the eurodollar rates. At March 31, 2021, we had $316.8 million in borrowings outstanding under our Pre-Petition Revolving Credit Facility which bore interest at a weighted average rate of 3.12%. At March 31, 2021, we had $157.5 million in borrowings outstanding under our DIP Credit Facility which bore interest at a weighted average rate of 5.50%. As of March 31, 2021, we did not have any interest rate swaps to hedge interest rate risks.

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
As of March 31, 2021, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
The information with respect to this Item 1. Legal Proceedings is set forth in Note 8 in the accompanying condensed consolidated financial statements. Additionally, see Note 1 in the accompanying condensed consolidated financial statements for additional discussion of on-going claims and disputes in our Chapter 11 proceedings, certain of which may be material.

ITEM 1A.	RISK FACTORS
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock or senior notes are described under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
    None.
Issuer Repurchases of Equity Securities
    Our common stock repurchase activity for the three months ended March 31, 2021 was as follows:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs
January	—	$—	—
February	86,401	$0.09	—
March	—	$—	—
Total	86,401	$0.09	—

(1)
During the three months ended March 31, 2021, we repurchased and canceled 86,401 shares of our common stock at a weighted average price of $0.09 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Our Bankruptcy Filing described above constitutes an event of default that accelerated our obligations under our senior Pre-Petition Revolving Credit Facility and our Senior Notes. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against us as a result of an event of default. See Note 1 and Note 5 to the unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional details about the principal and interest amounts of debt included in liabilities subject to compromise on the accompanying unaudited consolidated balance sheet as of March 31, 2021 and our Bankruptcy Filing and the Chapter 11 Cases.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

INDEX OF EXHIBITS
		Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Order (I) Confirming the Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and its Debtor Subsidiaries and (II) Granting Related Relief.	8-K	001-19514	2.1	4/29/2021

2.2	Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and its Debtor Subsidiaries, dated April 14, 2021.	8-K	001-19514	2.2	4/29/2021

3.1	Restated Certificate of Incorporation.	8-K	000-19514	3.1	4/26/2006

3.2	Certificate of Amendment No. 1 to Restated Certificate of Incorporation.	10-Q	000-19514	3.2	11/6/2009

3.3	Certificate of Amendment No. 2 to Restated Certificate of Incorporation.	8-K	000-19514	3.1	7/23/2013

3.4	Second Amended and Restated Bylaws of Gulfport Energy Corporation	8-K	000-19514	3.1	2/27/2020

3.5	First Amendment to the Second Amended and Restated Bylaws of Gulfport Energy Corporation	8-K	001-19514	3.1	5/29/2020

3.6	Certificate of Designation of Series B Junior Participating Preferred Stock of Gulfport Energy Corporation	8-A	001-19514	3.1	4/30/2020

4.1	Form of Common Stock certificate.	SB-2	333-115396	4.1	7/22/2004

4.2	Indenture, dated as of April 21, 2015, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of the Company’s 6.625% Senior Notes due 2023).	8-K	000-19514	4.1	4/21/2015

4.3	Indenture, dated as of October 14, 2016, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of Gulfport Energy Corporation’s 6.000% Senior Notes due 2024).	8-K	000-19514	4.1	10/19/2016

4.4	Indenture, dated as of December 21, 2016, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of Gulfport Energy Corporation’s 6.375% Senior Notes due 2025).	8-K	000-19514	4.1	12/21/2016

4.5	Indenture, dated as of October 11, 2017, among Gulfport Energy Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (including the form of Gulfport Energy Corporation’s 6.375% Senior Notes due 2026).	8-K	000-19514	4.1	10/11/2017

4.6	Tax Benefits Preservation Plan, dated as of April 30, 2020, between Gulfport Energy Corporation and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-A	001-19514	4.1	4/30/2020

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

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
Date: May 6, 2021

GULFPORT ENERGY CORPORATION

By:	/s/ Quentin Hicks
Quentin Hicks Executive Vice President & Chief Financial Officer