Form 10-Q
period 2021-06-30
GULFPORT ENERGY CORP
filed 2021-08-09
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 001-19514

Gulfport Energy Corporation
(Exact Name of Registrant As Specified in Its Charter)

Delaware		86-3684669
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification Number)
3001 Quail Springs Parkway
Oklahoma City,	Oklahoma	73134
(Address of Principal Executive Offices)		(Zip Code)
(405) 252-4600
(Registrant Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GPOR	The New York Stock Exchange
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
Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 Yes  ☒    No  ☐
As of July 29, 2021, 20,585,599 shares of the registrant’s common stock were outstanding.

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

CODI. Cancellation of indebtedness income.

Completion. The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas, oil and NGL.

Current Combined Quarter. Combined Successor Period and Current Predecessor Quarter.

Current Combined YTD Period. Combined Successor Period and Current Predecessor YTD Period.

Current Predecessor Quarter. Period from April 1, 2021 through May 17, 2021.

Current Predecessor YTD Period. Period from January 1, 2021 through May 17, 2021.

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

Emergence Date. May 17, 2021.

Exit Credit Agreement. The Second Amended and Restated Credit Agreement with the Bank of Nova Scotia as lead administrative agent and various lender parties providing for the Exit Facility and the First-Out Term Loan Facility.

Exit Credit Facility. Collectively, the First-Out Term Loan Facility and the Exit Facility, with an initial borrowing base and elected commitment amount of up to $580 million.

Exit Facility. Senior secured reserve-based revolving credit facility with The Bank of Nova Scotia as the lead arranger and administrative agent and various lender parties.

First-Out Term Loan Facility. Senior secured term loan in an aggregate maximum principal amount of $180 million.

Grizzly. Grizzly Oil Sands ULC.

Grizzly Holdings. Grizzly Holdings Inc.

Gross Acres or Gross Wells. Refers to the total acres or wells in which a working interest is owned.

Guarantors. All existing consolidated subsidiaries that guarantee the Company's revolving credit facility or certain other debt.

Indentures. Collectively, the 1145 Indenture and the 4(a)(2) Indenture governing the Successor Senior Notes.

IRC. The Internal Revenue Code of 1986, as amended.

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

New Common Stock. $0.0001 par value common stock issued by the Successor on the Emergence Date.

New Preferred Stock. $0.0001 par value preferred stock issued by the Successor on the Emergence Date.

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

Prior Predecessor Quarter. Period from April 1, 2020 through June 30, 2020.

Prior Predecessor YTD Period. Period from January 1, 2020 through June 30, 2020.

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

SEC. The United States Securities and Exchange Commission.

Predecessor Senior Notes. Collectively, the 2023 Notes, 2024 Notes, 2025 Notes and 2026 Notes.

Successor Period. Period from May 18, 2021 through June 30, 2021.

Successor Senior Notes. 8.000% Senior Notes due 2026.

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

WTI. Refers to West Texas Intermediate.

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	Successor	Predecessor
	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,389	$89,861
Restricted cash	29,135	—
Accounts receivable—oil and natural gas sales	140,663	119,879
Accounts receivable—joint interest and other	10,695	12,200
Prepaid expenses and other current assets	24,737	160,664
Short-term derivative instruments	2,223	27,146
Total current assets	216,842	409,750
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	1,737,778	9,359,866
Unproved properties	224,214	1,457,043
Other property and equipment	6,914	88,538
Total property and equipment	1,968,906	10,905,447
Less: accumulated depletion, depreciation and amortization	(150,175)	(8,819,178)
Total property and equipment, net	1,818,731	2,086,269
Other assets:
Equity investments	—	24,816
Long-term derivative instruments	3,014	322
Operating lease assets	44	342
Other assets	27,557	18,372
Total other assets	30,615	43,852
Total assets	$2,066,188	$2,539,871

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS–CONTINUED
(In thousands, except share data)

	Successor	Predecessor
	June 30, 2021	December 31, 2020
	(Unaudited)
Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$397,800	$244,903
Short-term derivative instruments	192,730	11,641
Current portion of operating lease liabilities	39	—
Current maturities of long-term debt	60,000	253,743
Total current liabilities	650,569	510,287
Non-current liabilities:
Long-term derivative instruments	113,470	36,604
Asset retirement obligation	19,347	—
Non-current operating lease liabilities	5	—
Long-term debt, net of current maturities	773,847	—
Total non-current liabilities	906,669	36,604
Liabilities subject to compromise	—	2,293,480
Total liabilities	$1,557,238	$2,840,371
Commitments and contingencies (Note 9)
Mezzanine Equity:
New Preferred Stock - $0.0001 par value, 110 thousand shares authorized, 55.9 thousand issued and outstanding at June 30, 2021	55,860	—
Stockholders’ equity (deficit):
Predecessor common stock - $0.01 par value, 200.0 million shares authorized, 160.8 million issued and outstanding at December 31, 2020	—	1,607
Predecessor accumulated other comprehensive loss	—	(43,000)
New Common Stock - $0.0001 par value, 42.0 million shares authorized, 20.6 million issued and outstanding at June 30, 2021	2	—
Additional paid-in capital	693,921	4,213,752
New Common Stock held in reserve, 937 thousand shares	(30,216)	—
Accumulated deficit	(210,617)	(4,472,859)
Total stockholders’ equity (deficit)	$453,090	$(300,500)
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$2,066,188	$2,539,871

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Successor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2020
REVENUES:
Natural gas sales	$111,718	$109,069	$140,688
Oil and condensate sales	17,587	10,867	8,390
Natural gas liquid sales	16,077	13,004	10,252
Net (loss) gain on natural gas, oil and NGL derivatives	(139,658)	(107,261)	26,971
Total Revenues	5,724	25,679	186,301
OPERATING EXPENSES:
Lease operating expenses	4,116	6,871	13,078
Taxes other than income	5,056	3,645	6,300
Transportation, gathering, processing and compression	41,376	55,219	113,865
Depreciation, depletion and amortization	32,362	21,617	64,790
Impairment of oil and natural gas properties	117,813	—	532,880
General and administrative expenses	6,518	6,418	9,766
Restructuring and liability management expenses	—	—	617
Accretion expense	226	424	755
Total Operating Expenses	207,467	94,194	742,051
(LOSS) INCOME FROM OPERATIONS	(201,743)	(68,515)	(555,750)
OTHER EXPENSE (INCOME):
Interest expense	8,894	898	32,366
Gain on debt extinguishment	—	—	(34,257)
Loss from equity method investments, net	—	—	45
Reorganization items, net	—	(305,617)	—
Other, net	(1,051)	1,958	7,164
Total Other Expense (Income)	7,843	(302,761)	5,318
(LOSS) INCOME BEFORE INCOME TAXES	(209,586)	234,246	(561,068)
Income tax benefit	—	(7,968)	—
NET (LOSS) INCOME	$(209,586)	$242,214	$(561,068)
Dividends on New Preferred Stock	$(1,031)	$—	$—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(210,617)	$242,214	$(561,068)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(10.36)	$1.51	$(3.51)
Diluted	$(10.36)	$1.51	$(3.51)
Weighted average common shares outstanding—Basic	20,321	$160,887	159,934
Weighted average common shares outstanding—Diluted	20,321	160,887	159,934

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS—CONTINUED
(In thousands, except per share data)
(Unaudited)

	Successor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2020
REVENUES:
Natural gas sales	$111,718	$344,390	$301,696
Oil and condensate sales	17,587	29,106	31,541
Natural gas liquid sales	16,077	36,780	27,165
Net (loss) gain on natural gas, oil and NGL derivatives	(139,658)	(137,239)	125,237
Total Revenues	5,724	273,037	485,639
OPERATING EXPENSES:
Lease operating expenses	4,116	19,524	27,773
Taxes other than income	5,056	12,349	12,937
Transportation, gathering, processing and compression	41,376	161,086	224,222
Depreciation, depletion and amortization	32,362	62,764	142,818
Impairment of oil and natural gas properties	117,813	—	1,086,225
Impairment of other property and equipment	—	14,568	—
General and administrative expenses	6,518	19,175	25,388
Restructuring and liability management expenses	—	—	617
Accretion expense	226	1,229	1,496
Total Operating Expenses	207,467	290,695	1,521,476
(LOSS) INCOME FROM OPERATIONS	(201,743)	(17,658)	(1,035,837)
OTHER EXPENSE (INCOME):
Interest expense	8,894	4,159	65,356
Gain on debt extinguishment	—	—	(49,579)
Loss from equity method investments, net	—	342	10,834
Reorganization items, net	—	(266,898)	—
Other, net	(1,051)	1,711	8,868
Total Other Expense (Income)	7,843	(260,686)	35,479
(LOSS) INCOME BEFORE INCOME TAXES	(209,586)	243,028	(1,071,316)
Income tax (benefit) expense	—	(7,968)	7,290
NET (LOSS) INCOME	$(209,586)	$250,996	$(1,078,606)
Dividends on New Preferred Stock	$(1,031)	$—	$—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(210,617)	$250,996	$(1,078,606)

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(10.36)	$1.56	$(6.75)
Diluted	$(10.36)	$1.56	$(6.75)
Weighted average common shares outstanding—Basic	20,321	160,834	159,847
Weighted average common shares outstanding—Diluted	20,321	160,834	159,847

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three months ended June 30, 2020
Net income (loss)	$(209,586)	$242,214	$(561,068)
Foreign currency translation adjustment	—	—	6,872
Other comprehensive income (loss)	—	—	6,872
Comprehensive income (loss)	$(209,586)	$242,214	$(554,196)

	Successor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six months ended June 30, 2020
Net income (loss)	$(209,586)	$250,996	$(1,078,606)
Foreign currency translation adjustment	—	—	(8,158)
Other comprehensive income (loss)	—	—	(8,158)
Comprehensive income (loss)	$(209,586)	$250,996	$(1,086,764)

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

			Common Stock Held in Reserve		Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2020 (Predecessor)	159,711	$1,597	—	$—	$4,207,554	$(46,833)	$(2,847,726)	1,314,592
Net Loss	—	—	—	—	—	—	(517,538)	(517,538)
Other Comprehensive Loss	—	—	—	—	—	(15,030)	—	(15,030)
Stock Compensation	—	—	—	—	2,104	—	—	2,104
Shares Repurchased	(80)	(1)	—	—	(78)	—	—	(79)
Issuance of Restricted Stock	211	2	—	—	(2)	—	—	—
Balance at March 31, 2020 (Predecessor)	159,842	$1,598	—	$—	$4,209,578	$(61,863)	$(3,365,264)	$784,049
Net Loss	—	$—	—	$—	$—	$—	$(561,068)	(561,068)
Other Comprehensive Income	—	—	—	—	—	6,872	—	6,872
Stock Compensation	—	—	—	—	1,515	—	—	1,515
Shares Repurchased	(27)	—	—	—	(28)	—	—	(28)
Issuance of Restricted Stock	301	3	—	—	(3)	—	—	—
Balance at June 30, 2020 (Predecessor)	160,116	$1,601	—	$—	$4,211,062	$(54,991)	$(3,926,332)	$231,340

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
(In thousands)
(Unaudited)

			Common Stock Held in Reserve		Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2021 (Predecessor)	160,762	1,607	—	—	4,213,752	(43,000)	(4,472,859)	(300,500)
Net Loss	—	—	—	—	—		8,780	8,780
Other Comprehensive Income	—	—	—	—	—	2,570	—	2,570
Stock Compensation	—	—	—	—	1,419	—	—	1,419
Shares Repurchased	(86)	(1)	—	—	(7)	—	—	(8)
Issuance of Restricted Stock	203	3	—	—	(2)	—	—	1
Balance at March 31, 2021 (Predecessor)	160,879	1,609	—	—	4,215,162	(40,430)	(4,464,079)	(287,738)
Net Income	—	—	—	—	—	—	242,214	242,214
Issuance of Restricted Stock	25	—	—	—	—	—	—	—
Shares Repurchased	(10)	—	—	—	—	—	—	—
Stock Compensation	—	—	—	—	5,095	—	—	5,095
Accumulated other comprehensive income extinguishment	—	—	—	—	—	40,430	—	40,430
Cancellation of Predecessor Equity	(160,894)	(1,609)	—	—	(4,220,256)	—	4,221,865	—
Issuance of New Common Stock	21,525	2	—	—	693,773	—	—	693,775
Shares of New Common Stock Held in Reserve	—	—	(1,679)	(54,109)	—	—	—	(54,109)
Balance at May 17, 2021 (Predecessor)	21,525	2	(1,679)	(54,109)	693,774	—	—	639,667

Balance at May 18, 2021 (Successor)	21,525	2	(1,679)	(54,109)	693,774	—	—	639,667
Net Loss	—	—	—	—	—	—	(209,586)	(209,586)
Release of New Common Stock Held in Reserve	—	—	741	23,893	—	—	—	23,893
Conversion of New Preferred Stock	10	—	—	—	147	—	—	147
Dividends on New Preferred Stock	—	—	—	—	—	—	(1,031)	(1,031)
Balance at June 30, 2021 (Successor)	21,535	2	(938)	(30,216)	693,921	—	(210,617)	453,090
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2020
Cash flows from operating activities:
Net income (loss)	$(209,586)	$250,996	$(1,078,606)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	32,362	62,764	142,818
Impairment of oil and natural gas properties	117,813	—	1,086,225
Impairment of other property and equipment	—	14,568	—
Loss from equity investments	—	342	10,834
Gain on debt extinguishment	—	—	(49,579)
Net loss (gain) on derivative instruments	139,658	137,239	(125,237)
Net cash receipts on settled derivative instruments	(6,689)	(3,361)	195,232
Non-cash reorganization items, net	—	(446,012)	—
Deferred income tax expense	—	—	7,290
Other, net	(397)	1,725	9,844
Changes in operating assets and liabilities, net	(34,796)	153,894	48,401
Net cash provided by operating activities	38,365	172,155	247,222
Cash flows from investing activities:
Additions to oil and natural gas properties	(40,424)	(102,330)	(274,851)
Proceeds from sale of oil and natural gas properties	225	15	45,185
Other, net	(77)	4,484	(424)
Net cash used in investing activities	(40,276)	(97,831)	(230,090)
Cash flows from financing activities:
Principal payments on pre-petition revolving credit facility	—	(318,961)	(323,000)
Borrowings on pre-petition revolving credit facility	—	26,050	326,000
Borrowings on exit credit facility	113,249	302,751	—
Principal payments on exit credit facility	(131,000)	—	—
Principal payments on DIP credit facility	—	(157,500)	—
Debt issuance costs and loan commitment fees	(1,206)	(7,100)	—
Repurchase of senior notes	—	—	(22,827)
Proceeds from issuance of New Preferred Stock	—	50,000	—
Other, net	(25)	(8)	(548)
Net cash used in financing activities	(18,982)	(104,768)	(20,375)
Net decrease in cash, cash equivalents and restricted cash	(20,893)	(30,444)	(3,243)
Cash, cash equivalents and restricted cash at beginning of period	59,417	89,861	6,060
Cash, cash equivalents and restricted cash at end of period	$38,524	$59,417	$2,817
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION
Description of Company
Gulfport Energy Corporation (the "Company" or "Gulfport") is an independent natural gas-weighted exploration and production company with assets primarily located in the Appalachia and Anadarko basins. Gulfport filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code on November 13, 2020 and subsequently operated as a debtor-in-possession, in accordance with applicable provisions of the Bankruptcy Code, until its emergence on May 17, 2021. The Company refers to the post-emergence reorganized organization in the condensed financial statements and footnotes as the "Successor" for periods subsequent to May 17, 2021 and the pre-emergence organization as "Predecessor" for periods on or prior to May 17, 2021.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Gulfport were prepared in accordance with GAAP and the rules and regulations of the SEC.
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the financial position and periods of May 18, 2021 through June 30, 2021 (“Successor Period”), April 1, 2021 through May 17, 2021 ("Current Predecessor Quarter"), January 1, 2021 through May 17, 2021 (“Current Predecessor YTD Period”), the three months ended June 30, 2020 (“Prior Predecessor Quarter”) and the six months ended June 30, 2020 ("Prior Predecessor YTD Period"). The Company's annual report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) should be read in conjunction with this Form 10-Q. Except as disclosed herein, and with the exception of information in this report related to our emergence from Chapter 11 and fresh start accounting, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 2020 Form 10-K. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our wholly-owned subsidiaries. Intercompany accounts and balances have been eliminated. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
Certain reclassifications have been made to prior period financial statements and related disclosures to conform to current period presentation. These reclassifications have no impact on previous reported total assets, total liabilities, net loss or total operating cash flows.
Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code
On the Petition Date, the Debtors filed voluntary petitions of relief under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. The Chapter 11 Cases were administered jointly under the caption In re Gulfport Energy Corporation, et al., Case No. 20-35562 (DRJ).
The Bankruptcy Court confirmed the Plan and entered the confirmation order on April 28, 2021. The Debtors emerged from the Chapter 11 Cases on the Emergence Date. The Company's bankruptcy proceedings and related matters have been summarized below.
During the pendency of the Chapter 11 Cases, the Company continued to operate its business in the ordinary course as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court granted the first day relief requested by the Company that was designed primarily to mitigate the impact of the Chapter 11 Cases on its operations, vendors, suppliers, customers and employees. As a result, the Company was able to conduct normal business activities and satisfy all associated obligations for the period following the Petition Date and was also authorized to pay mineral interest owner royalties, employee wages and benefits, and certain vendors and suppliers in the ordinary course for goods and services provided prior to the Petition Date. During the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of business required the prior approval of the Bankruptcy Court.

Subject to certain specific exceptions under the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed all judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities were subject to compromise and discharge under the Bankruptcy Code. The automatic stay was lifted on the Emergence Date.
The Company applied FASB ASC Topic 852 - Reorganizations ("ASC 852") in preparing the consolidated financial statements for the period ended May 17, 2021. ASC 852 specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Accordingly, pre-petition liabilities that may be impacted by the Chapter 11 proceedings were classified as liabilities subject to compromise on the consolidated balance sheet as of December 31, 2020. Additionally, certain expenses, realized gains and losses and provisions for losses that are realized or incurred during the Chapter 11 Cases are recorded as reorganization items, net. Refer to Note 3 for more information regarding reorganization items.
Restricted Cash
As of June 30, 2021, we had restricted cash of $29.1 million. The restricted funds were maintained primarily to pay debtor-related professional fees associated with the Chapter 11 Cases.
Impact on Previously Reported Results
During the third quarter of 2020, the Company identified that certain firm transportation costs incurred in prior periods were misclassified as deducts to "natural gas sales" while they should have been included in "transportation, gathering, processing and compression" on its consolidated statements of operations. The Company assessed the materiality of this presentation on prior periods’ consolidated financial statements in accordance with the SEC Staff Accounting Bulletin No. 99, “Materiality”, codified in FASB ASC Topic 250 - Accounting Changes and Error Corrections. Based on this assessment, the Company concluded that the correction is not material to any previously issued financial statements. The correction had no impact on its consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of stockholders' equity or consolidated statements of cash flows. Additionally, the error had no impact on net loss or net loss per share. The following tables present the effect of the correction on all affected line items of our previously issued consolidated statements of operations for the Prior Predecessor Quarter and the Prior Predecessor YTD Period.

	Three months ended June 30, 2020
	Predecessor
	As Reported	Adjustments	As Revised
	(In thousands)
Natural gas sales	$86,797	$53,891	$140,688
Total Revenues	$132,410	$53,891	$186,301
Transportation, gathering, processing and compression	$59,974	$53,891	$113,865
Total Operating Expenses	$688,160	$53,891	$742,051

	Six months ended June 30, 2020
	Predecessor
	As Reported	Adjustments	As Revised
	(In thousands)
Natural gas sales	$195,344	$106,352	$301,696
Total Revenues	$379,287	$106,352	$485,639
Transportation, gathering, processing and compression	$117,870	$106,352	$224,222
Total Operating Expenses	$1,415,124	$106,352	$1,521,476

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following at June 30, 2021 and December 31, 2020:

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Accounts payable and other accrued liabilities	$147,852	$120,275
Revenue payable and suspense	127,954	124,628
Accrued contract rejection damages and shares held in reserve	121,994	—
Total accounts payable and accrued liabilities	$397,800	$244,903
Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This new standard simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments. It eliminates the treasury stock method for convertible instruments and requires application of the “if-converted” method for certain agreements. In addition, the standard eliminates the beneficial conversion and cash conversion accounting models that require separate accounting for embedded conversion features and the recognition of a debt discount and related amortization to interest expense of those embedded features.
The Company elected to early adopt this standard effective on the Emergence Date. The Company adopted the new standard using the modified retrospective approach transition method. No cumulative-effect adjustment to retained earnings was required upon adoption of the new standard. The consolidated financial statements for the Successor Period are presented under the new standard, while the predecessor periods and comparative periods are not adjusted and continue to be reported in accordance with the Company's historical accounting policy.
Supplemental Cash Flow and Non-Cash Information

	Successor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2020
Supplemental disclosure of cash flow information:
Cash paid for reorganization items, net	$15,369	$87,199	$—
Interest payments	$2,072	$7,272	$60,523
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - oil and natural gas sales	$40,048	$(60,832)	$55,565
(Increase) decrease in accounts receivable - joint interest and other	$4,510	$(3,005)	$29,159
Increase (decrease) in accounts payable and accrued liabilities	$(80,097)	$79,193	$(30,620)
(Increase) decrease in prepaid expenses	$681	$135,471	$(5,744)
(Increase) decrease in other assets	$62	$3,067	$41
Total changes in operating assets and liabilities	$(34,796)	$153,894	$48,401
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$—	$930	$1,891
Asset retirement obligation capitalized	$36	$546	$1,553
Asset retirement obligation removed due to divestiture	$—	$—	$(2,033)
Interest capitalized	$—	$—	$710
Fair value of contingent consideration asset on date of divestiture	$—	$—	$23,090
Release of New Common Stock Held in Reserve	$23,893	$—	$—
Foreign currency translation gain (loss) on equity method investments	$—	$2,570	$(8,158)

2.CHAPTER 11 EMERGENCE
As described in Note 1, on November 13, 2020, the Debtors filed the Chapter 11 Cases and the Plan, which was subsequently amended, and entered the confirmation order on April 28, 2021. The Debtors then emerged from bankruptcy upon effectiveness of the Plan on May 17, 2021. Capitalized terms used but not defined herein shall have the meaning ascribed to them in the Plan.
Plan of Reorganization
In accordance with the Plan confirmed by the Bankruptcy Court, the following significant transactions occurred upon the Company's emergence from bankruptcy on May 17, 2021:
•Shares of the Predecessor's common stock outstanding immediately prior to the Emergence Date were cancelled, and on the Emergence Date, the Company issued 19,845,780 shares of New Common Stock and 55,000 shares of New Preferred Stock, which were the result of the transactions described below. The Company also entered into a registration rights agreement and amended its articles of incorporation and bylaws for the authorization of the New Common Stock and New Preferred Stock among other corporate governance actions. See Note 6 for further discussion of the Company's post-emergence equity;
•All outstanding obligations under the Predecessor Senior Notes were cancelled;
•The Predecessor effectuated certain restructuring transactions, including entering into a plan of Merger with Gulfport Merger Sub, Inc., a newly formed, wholly owned subsidiary of Gulfport ("Merger Sub"), pursuant to which Merger Sub was merged with and into Predecessor, resulting in the Predecessor becoming a wholly owned subsidiary of Gulfport;
•The Debtors entered into a Second Amended and Restated Credit Agreement (the "Exit Credit Agreement") with the Bank of Nova Scotia as administrative agent, various lender parties and acknowledged and agreed to by certain of Gulfport's subsidiaries, as guarantors, providing for (i) a new money senior secured reserve-based revolving credit facility in an aggregate maximum principal amount of up to $1.5 billion (the "Exit Facility"); (ii) a senior secured term loan in an aggregate maximum principal amount of up to $180 million (the "First-Out Term Loan Facility") and together with the Exit Facility (the "Exit Credit Facility"), collectively with an initial borrowing base and elected commitment amount of up to $580 million (less the amount of any term loan deemed funded by any RBL Lender that is not a Consenting RBL Lender);
•The Company entered into an indenture to issue up to $550 million aggregate principal amount of its 8.000% senior notes due 2026, dated as of May 17, 2021, by and among the Issuer, UMB Bank, National Association, as trustee, and the guarantors party thereto (such indenture, the “1145 Indenture,” and such senior notes issued thereunder, the “1145 Notes”), under section 1145 of the Bankruptcy Code (“Section 1145”). Certain eligible holders have made an election (the “4(a)(2) Election”) entitling such holders to receive senior notes issued pursuant to an indenture, dated as of May 17, 2021, by and among the Issuer, UMB Bank, National Association, as trustee, and the guarantors party thereto (such indenture, the “4(a)(2) Indenture,” and such senior notes issued thereunder, the “4(a)(2) Notes”), under Section 4(a)(2) of the Securities Act of 1933, as amended as opposed to its share of the up to $550 million aggregate principal amount of 1145 Notes. The 4(a)(2) Indenture's terms are substantially similar to the terms of the 1145 Indenture. The 1145 Indenture and the 4(a)(2) Indenture are referred to together as the "Indentures". The 1145 Notes and the 4(a)(2) Notes are collectively referred to as the "Successor Senior Notes";
•The DIP Credit Facility indefeasibly converted into the Exit Facility, and all commitments under the DIP Credit Facility terminated. Each holder of an Allowed DIP Claim received, in full and final satisfaction, settlement, release, and discharge of, and in exchange for, each Allowed DIP Claim its Pro Rata share of participation in the Exit Credit Facility;
•Each holder of an Allowed Notes Claim received its pro rata share of 19,714,204 shares of New Common Stock, 54,967 shares of New Preferred Stock and New Unsecured Senior Notes.
•1,678,755 shares of New Common Stock were issued to the Disputed Claims reserve;
•Each holder of a Class 4A Claim greater than the Convenience Claim Threshold received its pro rata share of 119,679 shares of New Common Stock (which were issued to the Unsecured Claims Distribution Trust), $10 million in Cash, subject to adjustment by the Unsecured Claims Distribution Trustee, and 100% of the Mammoth Shares;

•Each holder of a Class 4B claim greater than the Convenience Claim Threshold received its pro rata share of 11,897 shares of New Common Stock, 33 shares of New Preferred Stock, the Rights Offering Subscription Rights and the Successor Senior Notes.
•Each holder of a Convenience Class Claim will share in a $3 million Cash distribution pool, which the Unsecured Claims Distribution Trustee may increase by an additional $2 million by reducing the Gulfport Parent Cash Pool;
•Each intercompany claim was cancelled on the Emergence Date and holders of intercompany interests received no recovery or distribution;
•The Company conducted a Rights Offering and issued 50,000 shares of New Preferred Stock at $1,000 per share to holders of claims against the Predecessor Subsidiaries, raising $50 million in proceeds. Additionally, 5,000 shares were issued to the Back Stop Commitment counterparties in lieu of cash consideration as per the Backstop Commitment Agreement.
•The Company adopted the Gulfport Energy Corporation 2021 Stock Incentive Plan (the "Incentive Plan") effective on the Emergence Date and reserved 2,828,123 shares of New Common Stock for issuance to Gulfport's employees and non-employee directors pursuant to equity incentive awards to be granted under the Incentive Plan.
Additionally, pursuant to the Plan confirmed by the Bankruptcy Court, the Company's post-emergence Board of Directors is comprised of five directors, including the Company's Interim Chief Executive Officer, Timothy Cutt, and four non-employee directors, David Wolf, Guillermo Martinez, Jason Martinez and David Reganato.
Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code the Debtors were entitled to assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and fulfillment of certain other conditions. Generally, the rejection of an executory contract was treated as a pre-petition breach of such contract and, subject to certain exceptions, relieved the Debtors from performing future obligations under such contract but entitled the counterparty to a pre-petition general unsecured claim for damages caused by such deemed breach. Alternatively, the assumption of an executory contract or unexpired lease required the Debtors to cure existing monetary defaults under such executory contract or unexpired lease, if any, and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including where applicable quantification of the Company’s obligations under such executory or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights thereto. Refer to Note 9 for more information on potential future rejection damages related to general unsecured claims.
3.FRESH START ACCOUNTING
In connection with the Company's emergence from bankruptcy and in accordance with ASC 852, the Company qualified for and applied fresh start accounting on the Emergence Date. The Company qualified for fresh start accounting because (1) the holders of existing voting shares of the Company prior to the Emergence Date received less than 50% of the voting shares of the Successor's equity following its emergence from bankruptcy and (2) the reorganization value of the Company's assets immediately prior to confirmation of the Plan of approximately $2.3 billion was less than the post-petition liabilities and allowed claims of $3.1 billion.
In accordance with ASC 852, with the application of fresh start accounting, the Company allocated its reorganization value to its individual assets based on their estimated fair value in conformity with FASB ASC Topic 820 - Fair Value Measurements and FASB ASC Topic 805 - Business Combinations. Accordingly, the consolidated financial statements after May 17, 2021 are not comparable with the consolidated financial statements as of or prior to that date. The Emergence Date fair values of the Successor's assets and liabilities differ materially from their recorded values as reflected on the historical balance sheet of the Predecessor.
Reorganization Value
Reorganization value is derived from an estimate of enterprise value, or fair value of the Company's interest-bearing debt and stockholders' equity. Under ASC 852, reorganization value generally approximates fair value of the entity before considering liabilities and is intended to approximate the amount a willing buyer would pay for the assets immediately after the effects of a restructuring. As set forth in the disclosure statement, amended for updated pricing, and approved by the Bankruptcy Court, the enterprise value of the Successor was estimated to be between $1.3 billion and $1.9 billion. With the assistance of third-party valuation advisors, the Company determined the enterprise value and corresponding implied equity value of the Successor using various valuation approaches and methods, including: (i) income approach using a calculation of present value of future cash flows based on our financial projections, (ii) the market approach using selling prices of similar assets and (iii) the cost approach. Deferred income taxes were determined in accordance with FASB ASC Topic 740 - Income Taxes ("ASC 740"). For GAAP purposes, the Company valued the Successor's individual assets, liabilities and equity instruments and determined an estimate of the enterprise value within the estimated range. Management concluded that the best estimate of enterprise value was $1.6 billion. Specific valuation approaches and key assumptions used to arrive at reorganization value, and the value of discrete assets and liabilities resulting from the application of fresh start accounting, are described below in greater detail within the valuation process.
The enterprise value and corresponding implied equity value are dependent upon achieving the future financial results set forth in our valuation using an asset-based methodology of estimated proved reserves, undeveloped properties, and other financial information, considerations and projections, applying a combination of the income, cost and market approaches as of the fresh start reporting date of May 17, 2021. As estimates, assumptions, valuations and financial projections, including the fair value adjustments, the financial projections, the enterprise value and equity value projections, are inherently subject to significant uncertainties, the resolution of contingencies is beyond our control. Accordingly, there is no assurance that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially.
The following table reconciles the enterprise value to the implied fair value of the Successor's equity as of the Emergence Date:

Enterprise Value	$1,600,000
Plus: Cash and cash equivalents(1)	1,526
Less: Fair value of debt	(852,751)
Successor equity value(2)	$748,775
(1) Restricted cash is not included in the above table.
(2) Inclusive of $55 million of mezzanine equity.
The following table reconciles the enterprise value to the reorganization value as of the Emergence Date:

Enterprise Value	$1,600,000
Plus: Cash and cash equivalents(1)	1,526
Plus: Current and other liabilities	686,489
Plus: Asset retirement obligations	19,084
Less: Common stock reserved for settlement of claims post Emergence Date	(54,109)
Reorganization value of Successor assets	$2,252,990
(1) Restricted cash is not included in the above table.
The fair values of our oil and natural gas properties, other property and equipment, derivative instruments, equity investments and asset retirement obligations were estimated as of the Emergence Date.
Oil and natural gas properties. The Company's principal assets are its oil and natural gas properties, which are accounted for under the full cost method of accounting. The Company determined the fair value of its oil and natural gas properties based on the discounted future net cash flows expected to be generated from these assets. Discounted cash flow models by operating area were prepared using the estimated future revenues and operating costs for all developed wells and undeveloped properties comprising the proved and unproved reserves. Significant inputs associated with the calculation of discounted future net cash flows include estimates of (i) recoverable reserves, (ii) production rates, (iii) future operating and development costs, (iv) future commodity prices escalated by an inflationary rate after seven years, adjusted for differentials and (v) a market-based weighted average cost of capital by operating area. The Company utilized NYMEX strip pricing, adjusted for differentials, to value the reserves. The NYMEX strip pricing inputs used are classified as Level 1 fair value assumptions and all other inputs are classified as Level 3 fair value assumptions. The discount rates utilized were derived using a weighted average cost of capital computation, which included an estimated cost of debt and equity for market participants with similar geographies and asset development type by operating area.

Other property and equipment. The fair value of other property and equipment, such as land, buildings, vehicles, computer equipment and other equipment, was maintained at net book value as the carrying value reasonably approximated the fair value of the assets.
Asset retirement obligations. In accordance with FASB ASC Topic 410 - Asset Retirement and Environmental Obligations ("ASC 410"), the asset retirement obligations associated with the Company's oil and gas assets was valued using the income approach. The fair value of the Company’s asset retirement obligations was revalued based upon estimated current reclamation costs for our assets with reclamation obligations, updated estimates of timing of reclamation obligations, an appropriate long-term inflation adjustment, and the Company's revised credit adjusted risk-free rate. The credit adjusted risk-free rate was based on an evaluation of an interest rate that equates to a risk-free interest rate adjusted for the effect of the Company's credit standing.
Derivative Instruments. The fair value of derivative instruments was adjusted based on the change in the Company’s credit rating reflecting the Company’s credit standing at the Emergence Date.

Equity Investments. The fair value of the Company's investment in Grizzly Sands ULC was reduced by $27 million. The reduction in valuation was based upon the assessment of the investment by the Company's new management and its priority for future funding in its portfolio. In particular, Grizzly’s operations remained suspended, even with improvements in the pricing environment since its initial suspension in 2015. Additionally, the Company does not anticipate funding future capital calls which will lead to further dilution of its equity ownership interest.

Consolidated Balance Sheet
The following consolidated balance sheet is as of May 17, 2021. This consolidated balance sheet includes adjustments that reflect the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”) as of the Emergence Date. The explanatory notes following the table below provide further details on the adjustments, including the assumptions and methods used to determine fair value for its assets and liabilities.

	As of May 17, 2021
	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$146,545	$(145,019)	(a)	$—		$1,526
Restricted cash	—	57,891	(b)	—		57,891
Accounts receivable—oil and natural gas sales	180,711	—		—		180,711
Accounts receivable—joint interest and other	15,431	—		—		15,431
Prepaid expenses and other current assets	86,189	(60,894)	(c)	—		25,295
Short-term derivative instruments	3,324	—		141	(r)	3,465
Total current assets	432,200	(148,022)		141		284,319
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	9,558,121	—		(7,843,072)	(s)	1,715,049
Unproved properties	1,375,681	—		(1,163,148)	(s)	212,533
Other property and equipment	38,026	—		(31,133)	(t)	6,893
Total property and equipment	10,971,828	—		(9,037,353)		1,934,475
Accumulated depletion, depreciation and amortization	(8,870,723)	—		8,870,723	(u)	—
Total property and equipment, net	2,101,105	—		(166,630)		1,934,475
Other assets:
Equity investments	27,044	—		(27,044)	(v)	—
Long-term derivative instruments	7,468	—		715	(w)	8,183
Operating lease assets	47	—		—		47
Other assets	18,866	7,100	(d)	—		25,966
Total other assets	53,425	7,100		(26,329)		34,196
Total assets	$2,586,730	$(140,922)		$(192,818)		$2,252,990

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
	(In thousands)
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$384,200	$122,599	(e)	$—		$506,799
Short-term derivative instruments	96,116	—		2,784	(x)	98,900
Current portion of operating lease liabilities	—	38	(f)	—		38
Current maturities of long-term debt	280,251	(220,251)	(g)	—		60,000
Total current liabilities	760,567	(97,614)		2,784		665,737
Non-current liabilities:
Long-term derivative instruments	69,331	—		11,411	(y)	80,742
Asset retirement obligation	—	65,341	(h)	(46,257)	(z)	19,084
Non-current operating lease liabilities	—	9	(i)	—		9
Long-term debt, net of current maturities	—	792,751	(j)	—		792,751
Total non-current liabilities	69,331	858,101		(34,846)		892,586
Liabilities subject to compromise	2,224,449	(2,224,449)	(k)	—		—
Total liabilities	$3,054,347	$(1,463,962)		$(32,062)		$1,558,323
Commitments and contingencies (Note 9)
Mezzanine Equity:
New Preferred Stock	—	55,000	(l)	—		55,000
Stockholders’ equity (deficit):
Predecessor common stock	1,609	(1,609)	(m)	—		—
New Common Stock	—	2	(n)	—		2
Additional paid-in capital	4,215,838	(3,522,064)	(o)	—		693,774
New Common Stock held in reserve	—	(54,109)	(p)	—		(54,109)
Accumulated other comprehensive loss	(40,430)	40,430	(q)	—		—
Retained earnings (accumulated deficit)	(4,644,634)	4,805,390	(q)	(160,756)	(aa)	—
Total stockholders’ equity (deficit)	$(467,617)	$1,268,040		$(160,756)		$639,667
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$2,586,730	$(140,922)		$(192,818)		$2,252,990

Reorganization Adjustments
(a)The table below reflects changes in cash and cash equivalents on the Emergence Date from implementation of the Plan:

Release of escrow funds by counterparties as a result of the Plan	$63,068
Preferred stock rights offering proceeds	50,000
Funds required to rollover the DIP Credit Facility and Pre-Petition Revolving Credit Facility into the Exit Facility	(175,000)
Payment of accrued Pre-Petition Revolving Credit Facility and DIP Credit Facility interest	(1,022)
Payment of issuance costs related to the Exit Credit Facility	(10,250)
Funding of the Professional Fee Escrow	(43,891)
Payment of professional fees at Emergence Date	(7,964)
Transfer to restricted cash for the Unsecured Claims Distribution Trust	(1,000)
Transfer to restricted cash for the Convenience Claims Cash Pool	(3,000)
Transfer to restricted cash for the Parent Cash Pool	(10,000)
Payment of severance costs at Emergence Date	(5,960)
Net change in cash and cash equivalents	$(145,019)
(b)Changes in restricted cash reflect the net effect of transfers from cash and cash equivalents for the Professional Fee Escrow and various claims class cash pools.
(c)Changes in prepaid expenses and other current assets include the following:

Release of escrow funds as a result of the Plan	$(63,068)
Recognition of counterparty credits due to settlements effectuated at Emergence	4,247
Prepaid compensation earned at Emergence	(2,073)
Net change in prepaid expenses and other current assets	$(60,894)
(d)Changes in other assets were due to capitalization of debt issuance costs related to the Exit Credit Facility.
(e)Changes in accounts payable and accrued liabilities included the following:

Payment of accrued Pre-Petition Revolving Credit Facility and DIP Credit Facility interest	$(1,022)
Payment of professional fees at emergence	(7,964)
Accrued payable for claims to be settled via Unsecured Claims Distribution Trust	1,000
Accrued payable for claims to be settled via Convenience Claims Cash Pool	3,000
Accrued payable for claims to be settled via Parent Cash Pool	10,000
Professional fees payable at Emergence	18,047
Accrued payable for General Unsecured Claims against Gulfport Parent to be settled via 4A Claims distribution from common shares held in reserve	23,894
Accrued payable for General Unsecured Claims against Gulfport Subsidiary to be settled via 4B Claims distribution from common shares held in reserve	30,216
Reinstatement of payables due to Plan effects	45,428
Net change in accounts payable and accrued liabilities	$122,599
(f)Changes to current operating lease liabilities reflect the reinstatement of lease liabilities due to contract assumptions.

(g)Changes in the current maturities of long-term debt include the following:

Current portion of Term Notes issued under the Exit Facility	$60,000
Payment of DIP Facility to effectuate Exit Facility	(157,500)
Transfer of post-petition RBL borrowings to Exit Facility	(122,751)
Net changes to current maturities of long-term debt	$(220,251)
(h)Reflects the reclassification of asset retirement obligations from liabilities subject to compromise.
(i)Changes to non-current operating lease liabilities reflect the reinstatement of lease liabilities due to contract assumptions.
(j)Changes in long-term debt include the following:

Emergence Date draw on Exit Facility	122,751
Noncurrent portion of First-Out Term Loan issued under the Exit Credit Facility	120,000
Issuance of Successor Senior Notes	550,000
Net impact to long-term debt, net of current maturities	$792,751
(k)On the Emergence Date, liabilities subject to compromise were settled in accordance with the Plan as follows:

General Unsecured Claims settled via Class 4A, 4B, and 5B distributions	$74,098
Predecessor Senior Notes and associated interest	1,842,035
Pre-Petition Revolving Credit Facility	197,500
Reinstatement of Predecessor Claims as Successor liabilities	45,475
Reinstatement of Predecessor asset retirement obligations	65,341
Total liabilities subject to compromise settled in accordance with the Plan	$2,224,449
The resulting gain on liabilities subject to compromise was determined as follows:

Pre-petition General Unsecured Claims Settled at Emergence	$74,098
Predecessor Senior Notes Claims settled at Emergence	1,842,035
Pre-Petition Revolving Credit Facility	197,500
Rollover of Pre-Petition Revolving Credit Facility into Exit RBL Facility	(197,500)
Accrued payable for claims to be settled via Unsecured Claims Distribution Trust	(1,000)
Accrued payable for claims to be settled via Convenience Claims Cash Pool	(3,000)
Accrued payable for claims to be settled via Parent Cash Pool	(10,000)
Accrued payable for shares to be transferred to trust	(54,109)
Issuance of New Common Stock to settle Predecessor liabilities	(639,666)
Issuance of Successor Senior Notes in settlement of Class 4B and 5B claims	(550,000)
Gain on settlement of liabilities subject to compromise	$658,358
(l)Changes to New Preferred Stock reflect the fair value of preferred shares issued in the Rights Offering.
(m)Changes in Predecessor common stock reflect the extinguishment of Predecessor equity as per the Plan.

(n)Changes in New Common Stock included the following:

Issuance of common stock to settle General Unsecured Claims against Gulfport Parent (par value)	$—
Issuance of common stock to settle General Unsecured Claims against Gulfport Subsidiaries (par value)	2
Common stock reserved for settlement of claims post Emergence Date (par value)	—
Net change to New Common Stock	$2
(o)Changes to paid in capital included the following:

Issuance of common stock to settle General Unsecured Claims against Gulfport Parent	$27,751
Issuance of common stock to settle General Unsecured Claims against Gulfport Subsidiaries	666,022
Extinguishment of Predecessor stock based compensation	4,419
Extinguishment of Predecessor paid in capital	(4,220,256)
Net change to paid in capital	$(3,522,064)
(p)New Common Stock held in reserve to settle Allowed General Unsecured Claims include:

Shares held in reserve to settle Allowed Claims against Gulfport Parent	(23,894)
Shares held in reserve to settle Allowed Claims against Gulfport Subsidiary	(30,215)
Total New Common Stock held in reserve	$(54,109)
(q)Change to retained earnings (accumulated deficit) included the following

Gain on settlement of liabilities subject to compromise	$658,358
Extinguishment of Predecessor common stock and paid in capital	4,221,864
Recognition of counterparty credits due to settlements effectuated at Emergence	4,247
Deferred compensation earned at Emergence	(2,073)
Extinguishment of Predecessor accumulated other comprehensive income	(40,430)
Write-off of debt issuance costs related to Exit Credit Facility Notes	(3,150)
Severance costs incurred as a result of the Plan	(5,961)
Professional fees earned at Emergence	(18,047)
Rights offering backstop commitment fee	(5,000)
Extinguishment of Predecessor stock based compensation	(4,418)
Net change to retained earnings (accumulated deficit)	$4,805,390
Fresh Start Adjustments
(r)The change in fair value of short-term derivative instruments is due to the change in the Company's post-emergence credit rating.
(s)The change in oil and natural gas properties represents the fair value adjustment to the Company's properties due to the adoption of fresh start accounting.
(t)Predecessor accumulated depreciation and amortization for other property and equipment was net against the gross value of the assets with the adoption of fresh start accounting.
(u)Predecessor accumulated depreciation and amortization was eliminated with the adoption of fresh start accounting.
(v)The change in equity investments is due to the fair value adjustment to the Company's Grizzly investment.

(w)The change in fair value of long-term derivative instruments is due to the change in the Company's post-emergence credit rating.
(x)The change in fair value of liabilities related to short-term derivative instruments is due to the change in the Company's post-emergence credit rating.
(y)The change in fair value of liabilities related to long-term derivative instruments is due to the change in the Company's post-emergence credit rating.
(z)The fair value of asset retirement obligation were reduced due to the change in the Company's credit adjusted risk-free rate and expected economic life estimates.
(aa)Changes to retained earnings represent the total impact of fresh start adjustments to the post-reorganization balance sheet.
Reorganization Items, Net
The Company has incurred significant expenses, gains and losses associated with the reorganization, primarily the gain on settlement of liabilities subject to compromise, provision for allowed claims and legal and professional fees incurred subsequent to the Chapter 11 filings for the restructuring process. The accrual for allowed claims primarily represents damages from contract rejections and settlements attributable to the midstream savings requirement as stipulated in the Plan. While the claims reconciliation process is ongoing, the estimate of liabilities related to the rejection of certain midstream contracts reflects the best estimate of the most probable outcomes of ongoing litigation and settlement negotiations. The amount of these items, which were incurred in reorganization items, net within the accompanying unaudited condensed consolidated statements of operations, have significantly affected the Company's statements of operations.
The following table summarizes the components in reorganization items, net included in the Company's unaudited consolidated statements of operations:

	Successor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Period from January 1, 2021 through May 17, 2021
Legal and professional advisory fees	$—	$(40,782)	$(81,565)
Net gain on liabilities subject to compromise	—	571,032	575,182
Fresh start adjustments, net	—	(160,756)	(160,756)
Elimination of predecessor accumulated other comprehensive income	—	(40,430)	(40,430)
Debt issuance costs	—	(3,150)	(3,150)
Other items, net	—	(20,297)	(22,383)
Total reorganization items, net	$—	$305,617	$266,898

4.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A and impairment as of June 30, 2021 and December 31, 2020 are as follows:

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Proved oil and natural gas properties	$1,737,778	$9,359,866
Unproved properties	224,214	1,457,043
Other depreciable property and equipment	5,407	85,530
Land	1,507	3,008
Total property and equipment	1,968,906	10,905,447
Accumulated DD&A and impairment	(150,175)	(8,819,178)
Property and equipment, net	$1,818,731	$2,086,269

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. At June 30, 2021, the net book value of the Company's oil and gas properties was above the calculated ceiling for the period leading up to June 30, 2021. As a result, the Company recorded impairment of its oil and natural gas properties of $117.8 million for the Successor Period. No impairments were recorded in either of the Current Predecessor Quarter or the Current Predecessor YTD Period. The Company recorded an impairment of its oil and natural gas properties of $532.9 million and $1.1 billion for the Prior Predecessor Quarter and the Prior Predecessor YTD Period, respectively, as a result of the significant decrease in commodity prices.
Certain general and administrative costs are capitalized to the full cost pool and represent management’s estimate of costs incurred directly related to exploration and development activities. All general and administrative costs not capitalized are charged to expense as they are incurred. Capitalized general and administrative costs were approximately $2.2 million for the Successor Period, $2.5 million, for the Current Predecessor Quarter, and $8.0 million for Current Predecessor YTD Period. Capitalized general and administrative costs were approximately $8.2 million and $13.6 million for the Prior Predecessor Quarter and the Prior Predecessor YTD Period, respectively.
The Company evaluates the costs excluded from its amortization calculation at least annually. Individually insignificant unevaluated properties are grouped for evaluation and periodically transferred to evaluated properties over a timeframe consistent with their expected development schedule.
The following table summarizes the Company’s unevaluated properties excluded from amortization by area at June 30, 2021:

Successor
June 30, 2021
(In thousands)
Utica	$186,036
SCOOP	38,178
Total unproved properties	$224,214
Impairment of Other Property and Equipment
During the Current Predecessor YTD Period, the Company recorded an impairment of $14.6 million related to its corporate headquarters as a result of changes in the expected future use.

Asset Retirement Obligation
The following table provides a reconciliation of the Company’s asset retirement obligation for the periods presented:

Asset retirement obligation at January 1, 2021 (Predecessor)	$63,566
Liabilities incurred	546
Accretion expense	1,229
Ending balance as of May 17, 2021 (Predecessor)	65,341
Fresh start adjustments(1)	(46,257)

Asset retirement obligation at May 18, 2021 (Successor)	19,084
Liabilities incurred	37
Accretion expense	226
Asset retirement obligation at June 30, 2021	$19,347
(1) See Note 3 for additional discussion of fresh start adjustments.
5.LONG-TERM DEBT
Long-term debt consisted of the following items as of June 30, 2021 and December 31, 2020:

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Exit Facility	$105,000	$—
First-Out Term Loan	180,000	—
8.000% senior unsecured notes due 2026	550,000	—
DIP Credit Facility	—	157,500
Pre-petition revolving credit facility	—	292,910
6.625% senior unsecured notes due 2023	—	324,583
6.000% senior unsecured notes due 2024	—	579,568
6.375% senior unsecured notes due 2025	—	507,870
6.375% senior unsecured notes due 2026	—	374,617
Building loan	—	21,914
Debt issuance costs	(1,153)	—
Total Debt	833,847	2,258,962
Less: current maturities of long-term debt	(60,000)	(253,743)
Less: amounts reclassified to liabilities subject to compromise	—	(2,005,219)
Total Debt reflected as long term	$773,847	$—
Successor Debt
Our post-emergence debt consists of the Exit Credit Facility and the Successor Senior Notes.
Exit Credit Facility
As discussed in Note 2, on the Emergence Date, pursuant to the terms of the Plan, the Company entered into the Exit Credit Agreement, which provides for (i) the Exit Facility in an aggregate principal amount of up to $1.5 billion and (ii) the First-Out Term Loan in an aggregate maximum amount of up to $180.0 million. The Exit Facility has an initial borrowing base and elected commitment amount of up to $580.0 million.

The borrowing base will be redetermined semiannually on or around May 1 and November 1 of each year. The next scheduled redetermination will be on or around November 1, 2021.
Loans drawn under the Exit Facility will not be subject to amortization, while loans drawn under the First-Out Term Loan will amortize with $15.0 million quarterly installments, commencing on the closing date and occurring every three months after the closing date. The Exit Credit Facility matures on May 17, 2024.
The Exit Facility provides for a $150.0 million sublimit of the aggregate commitments that is available for the issuance of letters of credit. The Exit Facility also includes a $40 million availability blocker that remains in place until Successful Midstream Resolution (as defined in the Exit Credit Agreement), as discussed in Note 9.

The Exit Facility bears interest at a rate equal to, at the Company’s election, either (a) LIBOR plus an applicable margin that varies from 3.00% to 4.00% per annum or (b) a base rate plus an applicable margin that varies from 2.00% to 3.00% per annum. The First-Out Term Loan Facility bears interest at a rate equal to, at Gulfport’s election, either (a) LIBOR (subject to a 1.00% floor) plus 4.50% or (b) a base rate (subject to a 2.00% floor) plus 3.50%. As of June 30, 2021, the Exit Facility and the First-Out Term Loan Facility bore interest at weighted average rates of 4.50% and 5.50%, respectively.

The Company is required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the current aggregate commitments under the Exit Facility and is also required to pay customary letter of credit and fronting fees.

The Exit Credit Agreement requires the Company to maintain (i) a net funded leverage ratio of less than or equal to 3.00 to 1.00, (ii) a net senior secured leverage ratio of less than or equal to 2.00 to 1.00, and (iii) a current ratio of greater than or equal to 1.00 to 1.00.
The Exit Credit Agreement also contains customary affirmative and negative covenants, including, among other things, as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual financial statements and borrowing base certificates, conduct of business, maintenance of property, maintenance of insurance, restrictions on the incurrence of liens, indebtedness, asset dispositions, restricted payments, and other customary covenants.
Additionally, the Exit Credit Agreement contains customary events of default and remedies for credit facilities of this nature. If the Company does not comply with the financial and other covenants in the Exit Credit Agreement, the Lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Exit Credit Agreement and any outstanding unfunded commitments may be terminated.
The obligations under the Exit Credit Facility are guaranteed by the Company and the Guarantors (collectively, the “Loan Parties”) and secured by substantially all of the Loan Parties’ assets (subject to customary exceptions), including mortgages on at least 85% of the PV-10 of the borrowing base properties as set forth on the reserve report.
As of June 30, 2021, the Company had $105.0 million of outstanding borrowings under the Exit Facility, $180 million outstanding borrowings under the First-Out Term Loan and $114.8 million in letters of credit outstanding.
Successor Senior Notes
As discussed in Note 2, on the Emergence Date, pursuant to the terms of the Plan, the Company issued $550 million aggregate principal amount of its 8.000% senior notes due 2026.
The Successor Senior Notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries that guarantee the Exit Credit Facility.
The Successor Senior Notes were issued under the Indentures, dated as of May 17, 2021, by and among the Issuer, UMB Bank, National Association, as trustee, and the Guarantors.
Interest on the Successor Senior Notes will be payable semi-annually, on June 1 and December 1 of each year, commencing on December 1, 2021, to holders of record on the immediately preceding May 15 or November 15. Interest on the Successor Senior Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from May 17, 2021. Interest will be computed on the basis of a 360-day year of twelve 30-day months.

The Successor Senior Notes are the Company’s senior unsecured obligations. Each guarantee of the Successor Senior Notes by a guarantor is a general, unsecured, senior obligation of such guarantor.
The covenants of the 1145 Indenture (other than the payment covenant) require that the Company comply with the covenants of the 4(a)(2) Indenture, as amended. The 4(a)(2) Indenture contains covenants limiting the Issuer’s and its restricted subsidiaries’ ability to (i) incur additional debt, (ii) pay dividends or distributions in respect of certain equity interests or redeem, repurchase or retire certain equity interests or subordinated indebtedness, (iii) make certain investments, (iv) create restrictions on distributions from restricted subsidiaries, (v) engage in specified sales of assets, (vi) enter into certain transactions among affiliates, (vii) engage in certain lines of business, (viii) engage in consolidations, mergers and acquisitions, (ix) create unrestricted subsidiaries and (x) incur or create liens. These covenants contain important exceptions, limitations and qualifications. At any time that the Successor Senior Notes are rated investment grade, certain covenants will be terminated and cease to apply.
Chapter 11 Proceedings - Predecessor Debt
Filing of the Chapter 11 Cases constituted an event of default with respect to certain of our secured and unsecured debt obligations. As a result of the Chapter 11 Cases, the principal and interest due under these debt instruments became immediately due and payable. However, Section 362 of the Bankruptcy Code stayed the creditors from taking any action as a result of the default.
The principal amounts from the Predecessor Senior Notes, Building Loan and Pre-Petition Revolving Credit Facility, other than letters of credit drawn on the Pre-Petition Revolving Credit Facility after the Petition Date, have been classified as liabilities subject to compromise on the accompanying consolidated balance sheet as of December 31, 2020.
Debtor-in-Possession Credit Agreement
Pursuant to the RSA, the Consenting RBL Lenders agreed to provide the Company with a senior secured superpriority debtor-in-possession revolving credit facility in an aggregate principal amount of $262.5 million consisting of (a) $105 million of new money and (b) $157.5 million to roll up a portion of the existing outstanding obligations under the Pre-Petition Revolving Credit Facility. The terms and conditions of the DIP Credit Facility are set forth in that certain form of credit agreement governing the DIP Credit Facility. The proceeds of the DIP Credit Facility were used for, among other things, post-petition working capital, permitted capital investments, general corporate purposes, letters of credit, administrative costs, premiums, expenses and fees for the transactions contemplated by the Chapter 11 Cases and payment of court approved adequate protection obligations. On the Emergence Date, the DIP Facility was terminated and the lenders indefeasibly converted into the Exit Facility. Each holder of an allowed DIP Claim received, in full and final satisfaction, settlement, release, and discharge of, and in exchange for, each Allowed DIP Claim its Pro Rata share of participation in the Exit Credit Facility.
Pre-Petition Revolving Credit Facility
Prior to the Emergence Date, the Company had entered into a senior secured revolving credit facility agreement, as amended, with The Bank of Nova Scotia, as the lead arranger and administrative agent and certain lenders from time to time party thereto. The Pre-Petition Revolving Credit Facility had a borrowing base of $580 million. On the Emergence Date, the Pre-Petition Revolving Credit Facility was terminated and the lenders indefeasibly converted into the Exit Credit Facility. Each holder of an allowed claim under the Pre-Petition Revolving Credit Facility received, in full and final satisfaction, settlement, release, and discharge of, and in exchange for, each Allowed DIP Claim its Pro Rata share of participation in the Exit Credit Facility.

Predecessor Senior Notes
On the Emergence Date, all outstanding obligations under the Predecessor Senior Notes were cancelled in accordance with the Plan and each holder of an allowed unsecured notes claim received their pro-rata share of 19.7 million shares of New Common Stock and $550 million of the Successor Senior Notes.
Predecessor Building Loan
In June 2015, the Company entered into a loan for the construction of the Company's corporate headquarters in Oklahoma City, which was substantially completed in December 2016. On the Emergence Date, ownership of the Company's corporate headquarters reverted to the Building Loan lender and the Company entered into a short-term lease agreement for the headquarters with the lender. As a result, the building loan liability was discharged as of the Emergence Date.
Capitalization of Interest
The Company did not capitalize interest expense for the Successor Period or the Current Predecessor YTD Period related to its unevaluated oil and natural gas properties and capitalized approximately $0.5 million and $0.7 million in interest expense during the Prior Predecessor Quarter and the Prior Predecessor YTD Period, respectively.
Fair Value of Debt
At June 30, 2021, the carrying value of the outstanding debt represented by the Successor Senior Notes was $548.8 million. Based on the quoted market prices (Level 1), the fair value of the Successor Senior Notes was determined to be $592.6 million at June 30, 2021.
6.EQUITY
As discussed in Note 2, on the Emergence Date, the Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State to provide for, among other things, the authority to issue 42 million shares of New Common Stock with a par value of $0.0001 per share and (ii) the designation of 110,000 shares of New Preferred Stock, with a par value of $0.0001 per share and a liquidation preference of $1,000 per share.
New Common Stock
On the Emergence Date, all existing shares of the Predecessor's common stock were cancelled. The Successor issued approximately 19.8 million shares of New Common Stock and 1.7 million shares of New Common Stock were issued to the Disputed Claims reserve.
New Preferred Stock
On the Emergence Date, the Successor issued 55,000 shares of New Preferred Stock.
Holders of Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of 10% per annum of the Liquidation Preference (as defined below) with respect to cash dividends and 15% per annum of the Liquidation Preference with respect to dividends paid in kind as additional shares of Preferred Stock (“PIK Dividends”). Gulfport must pay PIK Dividends for so long as the quotient obtained by dividing (i) Total Net Funded Debt (as defined in the Exit Credit Facility) by (ii) the last twelve (12) months of EBITDAX (as defined in the Exit Credit Facility) calculated as at the applicable record date is equal to or greater than 1.50. If such ratio is less than 1.50 such dividend may be paid in either cash or as PIK Dividends, subject to certain conditions under the Exit Credit Agreement.
Each holder of shares of Preferred Stock has the right (the “Conversion Right”), at its option and at any time, to convert all or a portion of the shares of Preferred Stock that it holds into a number of shares of Common Stock equal to the quotient obtained by dividing (x) the product obtained by multiplying (i) the Liquidation Preference times (ii) an amount equal to one (1) plus the Per Share Makewhole Amount (as defined in the Preferred Terms) on the date of conversion, by (y) $14.00 per share (as may be adjusted under the Preferred Terms) (the “Conversion Price”).

Following the Emergence Date, upon or after the payment of the First-Out Payment in Full (as defined in the Exit Credit Facility), Gulfport shall have the right, but not the obligation, to redeem all, but not less than all, of the outstanding shares of New Preferred Stock by notice to the holders of New Preferred Stock, at the greater of (i) the aggregate value of the New Preferred Stock, calculated by the Current Market Price (as defined in the Preferred Terms) of the number of shares of Common Stock into which, subject to redemption, such New Preferred Stock would have been converted if such shares were converted pursuant to the Conversion Right at the time of such redemption and (ii) (y) if the date of such redemption is on or prior to the three year anniversary of the Emergence Date, the sum of the Liquidation Preference plus the sum of all unpaid PIK Dividends through the three year anniversary of the Emergence Date, or (x) if the date of such redemption is after the three year anniversary of the Emergence Date, the Liquidation Preference (the “Redemption Price”).
Following the Emergence Date, if there is a Fundamental Change (as defined in the Preferred Terms), Gulfport is required to, after the payment of the First-Out Payment in Full (as defined in the Exit Credit Facility) or to the extent not prohibited under the Exit Credit Facility, redeem all, but not less than all, of the outstanding shares of New Preferred Stock by cash payment of the Redemption Price per share of New Preferred Stock within three (3) business days of the occurrence of such Fundamental Change. Notwithstanding the foregoing, in the event of a redemption pursuant to the preceding sentence, if Gulfport lacks sufficient cash to redeem all outstanding shares of New Preferred Stock, the Company is required to redeem a pro rata portion of each holder’s shares of New Preferred Stock.
The New Preferred Stock has no stated maturity and will remain outstanding indefinitely unless repurchased or redeemed by Gulfport or converted into Common Stock.
The New Preferred Stock has been classified as mezzanine equity in the accompanying consolidated balance sheets due to the redemption features noted above.
Dividends
On June 30, 2021, the company paid dividends on its New Preferred Stock, which included 1,006 shares of New Preferred Stock paid in kind and approximately $25 thousand of cash-in-lieu of fractional shares.
7.STOCK-BASED COMPENSATION
As discussed in Note 2, on the Emergence Date, the Company's predecessor common stock was cancelled and New Common Stock was issued. Accordingly, the Company's then existing stock-based compensation awards were also cancelled, which resulted in the recognition of previously unamortized expense of $4.4 million related to the cancelled awards on the date of cancellation, which was included in reorganization items, net on the accompanying consolidated statements of operations. Stock-based compensation for the Predecessor and Successor periods are not comparable.
Successor Stock-Based Compensation
As of the Emergence Date, the Board of Directors adopted the Incentive Plan with a share reserve equal to 2,828,123 shares of New Common Stock. The Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and performance awards or any combination of the foregoing. No shares were granted under this plan as of June 30, 2021.
Predecessor Stock-Based Compensation
The Company granted restricted stock units to employees and directors pursuant to the 2019 Amended and Restated Incentive Stock Plan ("2019 Plan"). During the Current Predecessor Quarter and the Current Predecessor YTD Period, the Company’s stock-based compensation cost was $1.5 million and $4.4 million, respectively, of which the Company capitalized $0.3 million and $0.9 million, respectively, relating to its exploration and development efforts. During the Prior Predecessor Quarter and the Prior Predecessor YTD Period, the Company’s stock-based compensation cost was $2.2 million and $4.3 million, respectively, of which the Company capitalized $1.0 million and $1.9 million, respectively, relating to its exploration and development efforts. Stock compensation costs, net of the amounts capitalized, are included in general and administrative expenses in the accompanying consolidated statements of operations.

The following table summarizes restricted stock unit activity for the Current Predecessor Quarter:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of April 1, 2021	1,480,223	$4.26	840,595	$4.07
Granted	—	—	—	—
Vested	(24,549)	9.49	—	—
Forfeited/canceled	(1,455,674)	4.17	(840,595)	4.07
Unvested shares as of May 17, 2021	—	$—	—	$—
The following table summarizes restricted stock unit activity for the Current Predecessor YTD Period:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2021	1,702,513	$4.74	840,595	$4.07
Granted	—	—	—	—
Vested	(227,132)	8.45	—	—
Forfeited/canceled	(1,475,381)	4.16	(840,595)	4.07
Unvested shares as of May 17, 2021	—	$—	—	$—
Predecessor Restricted Stock Units
Restricted stock units awarded under the 2019 Plan generally vested over a period of one year in the case of directors and three years in the case of employees and vesting was dependent upon the recipient meeting applicable service requirements. Stock-based compensation costs are recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of grant. All unrecognized compensation expense was recognized as of the Emergence Date.
Predecessor Performance Vesting Restricted Stock Units
The Company previously awarded performance vesting restricted stock units to certain of its executive officers under the 2019 Plan. The number of shares of common stock issued pursuant to the award was based on relative total shareholder return ("RTSR"). RTSR is an incentive measure whereby participants will earn from 0% to 200% of the target award based on the Company’s RTSR ranking compared to the RTSR of the companies in the Company’s designated peer group at the end of the performance period. Awards were to be earned and vested over a performance period measured from January 1, 2019 to December 31, 2021, subject to earlier termination of the performance period in the event of a change in control. All unrecognized compensation expense was recognized as of the Emergence Date.

8.EARNINGS (LOSS) PER SHARE
Basic income or loss per share attributable to common stockholders is computed as (i) net income or loss less (ii) dividends paid to holders of New Preferred Stock less (iii) net income or loss attributable to participating securities divided by (iv) weighted average basic shares outstanding. Diluted net income or loss per share attributable to common stockholders is computed as (i) basic net income or loss attributable to common stockholders plus (ii) diluted adjustments to income allocable to participating securities divided by (iii) weighted average diluted shares outstanding. The "if-converted" method is used to determine the dilutive impact for the Company's convertible New Preferred Stock and the treasury stock method is used to determine the dilutive impact of unvested restricted stock.
There were no potential shares of common stock that were considered dilutive for the Successor Period, Current Predecessor Quarter, or the Current Predecessor YTD Period. There were 4.0 million shares of potential common shares issuable due to the Company's convertible New Preferred Stock that were considered anti-dilutive for the Successor Period due to the Company's net loss. There were 1.3 million and 1.6 million potential shares of unvested restricted stock that were considered anti-dilutive for the Prior Predecessor Quarter and the Prior Predecessor YTD Period, respectively.
Reconciliations of the components of basic and diluted net (loss) income per common share are presented in the tables below:

	Successor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2020

Net (loss) income	$(209,586)	$242,214	$(561,068)
Dividends on New Preferred Stock	(1,031)	—	—
Participating securities - New Preferred Stock(1)	—	—	—
Net (loss) income attributable to common stockholders	$(210,617)	$242,214	$(561,068)
Basic Shares	20,321	160,887	159,934
Basic and Dilutive EPS	$(10.36)	$1.51	$(3.51)

	Successor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2020

Net income (loss) attributable to Gulfport	$(209,586)	$250,996	$(1,078,606)
Dividends on New Preferred Stock	(1,031)	—	—
Participating securities - New Preferred Stock(1)	—	—	—
Net (loss) income attributable to common stockholders	$(210,617)	$250,996	$(1,078,606)
Basic Shares	20,321	160,834	159,847
Basic and Dilutive EPS	$(10.36)	$1.56	$(6.75)

(1)
New Preferred Stock represents participating securities because they participate in any dividends on shares of common stock on a pari passu, pro rata basis. However, New Preferred Stock does not participate in undistributed net losses.

9.COMMITMENTS AND CONTINGENCIES
Commitments
Future Firm Transportation and Gathering Agreements
    The Company has contractual commitments with midstream and pipeline companies for future gathering and transportation of natural gas from the Company's producing wells to downstream markets. Under certain of these agreements, the Company has minimum daily volume commitments. The Company is also obligated under certain of these arrangements to pay a demand charge for firm capacity rights on pipeline systems regardless of the amount of pipeline capacity utilized by the Company. If the Company does not utilize the capacity, it often can release it to other counterparties, thus reducing the cost of these commitments. Working interest owners and royalty interest owners, where appropriate, will be responsible for their proportionate share of these costs. Commitments related to future firm transportation and gathering agreements are not recorded as obligations in the accompanying consolidated balance sheets; however, costs associated with utilized future firm transportation and gathering agreements are reflected in the Company's estimates of proved reserves.
A summary of these commitments at June 30, 2021 are set forth in the table below, excluding contracts in the process of being rejected as discussed in the Litigation and Regulatory Proceedings section below:

(In thousands)
Remaining 2021	$112,881
2022	226,544
2023	224,737
2024	217,873
2025	139,124
Thereafter	1,013,822
Total	$1,934,981
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
A summary of these volume commitments at June 30, 2021 are set forth in the table below:

(MMBtu per day)
Remaining 2021	16,000
2022	4,000
2023	—
2024	—
2025	—
Thereafter	—
Contingencies
The Company is involved in a number of litigation and regulatory proceedings including those described below. Many of these proceedings are in early stages, and many of them seek or may seek damages and penalties, the amount of which is indeterminate. The Company's total accrued liabilities in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, its experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Significant judgment is required in making these estimates and their final liabilities may ultimately be materially different. In accordance with ASC Topic 450, Contingencies, an accrual is recorded for a material loss contingency when its occurrence is probable and damages are reasonably estimable based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes.

Litigation and Regulatory Proceedings
Commencement of the Chapter 11 Cases automatically stayed the proceedings and actions against us that are described below, in addition to actions seeking to collect pre-petition indebtedness or to exercise control over the property of the Company's bankruptcy estates. The Plan in the Chapter 11 Cases, which became effective on May 17, 2021, provided for the treatment of claims against the Company's bankruptcy estates, including pre-petition liabilities that had not been satisfied or addressed during the Chapter 11 Cases.

As part of its Chapter 11 Cases and restructuring efforts as discussed in Note 2, the Company filed motions to reject certain firm transportation agreements between the Company and affiliates of TC Energy Corporation and Rover Pipeline LLC (the “Pending Motions to Reject”). The Pending Motions to Reject were removed to the United States District Court for the Southern District of Texas. While the Pending Motions to Reject are litigated, the Company isn’t required to perform under these firm transportation agreements. The Company believes that the Pending Motions to Reject will be ultimately granted, and that the Company does not have any ongoing obligations pursuant to the contracts; however, in the event that the Company is not permitted to reject these firm transportation contracts, it could be liable for demand charges, attorneys' fees and interest in excess of $80 million.

The Company, along with a number of other oil and gas companies, has been named as a defendant in two separate complaints, one filed by the State of Louisiana and the Parish of Cameron in the 38th Judicial District Court for the Parish of Cameron on February 9, 2016, and the other filed by the State of Louisiana and the District Attorney for the 15th Judicial District of the State of Louisiana in the 15th Judicial District Court for the Parish of Vermilion on July 29, 2016 (together, the "Complaints"). The Complaints allege that certain of the defendants’ operations violated the State and Local Coastal Resources Management Act of 1978, as amended, and the rules, regulations, orders and ordinances adopted thereunder (the "CZM Laws") by causing substantial damage to land and waterbodies located in the coastal zone of the relevant Parish. The plaintiffs seek damages and other appropriate relief under the CZM Laws, including the payment of costs necessary to clear, re-vegetate, detoxify and otherwise restore the affected coastal zone of the relevant Parish to its original condition, actual restoration of such coastal zone to its original condition, and the payment of reasonable attorney fees and legal expenses and interest. The United States District Court for the Western District of Louisiana issued orders remanding the cases to their respective state court, and the defendants have appealed the remand orders to the 5th Circuit Court of Appeals.
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

The Company, along with other oil and gas companies, have been named as a defendant in J&R Passmore, LLC, individually and on behalf of all others similarly situated, in the United States District Court for the Southern District of Ohio on December 6, 2018. Plaintiffs assert their respective leases are limited to the Marcellus and Utica Shale geological formations and allege that Defendants have willfully trespassed and illegally produced oil, natural gas, and other hydrocarbon products beyond these respective formations. Plaintiffs seek the full value of any production from below the Marcellus and Utica shale formations, unspecified damages from the diminution of value to their mineral estate, unspecified punitive damages, and the payment of reasonable attorney fees, legal expenses, and interest.
Business Operations
The Company is involved in various lawsuits and disputes incidental to its business operations, including commercial disputes, personal injury claims, royalty claims, property damage claims and contract actions.
Environmental Contingencies
The nature of the oil and gas business carries with it certain environmental risks for Gulfport and its subsidiaries. Gulfport and its subsidiaries have implemented various policies, programs, procedures, training and audits to reduce and mitigate environmental risks. The Company conducts periodic reviews, on a company-wide basis, to assess changes in their environmental risk profile. Environmental reserves are established for environmental liabilities for which economic losses are probable and reasonably estimable. The Company manages its exposure to environmental liabilities in acquisitions by using an evaluation process that seeks to identify pre-existing contamination or compliance concerns and address the potential liability. Depending on the extent of an identified environmental concern, they may, among other things, exclude a property from the transaction, require the seller to remediate the property to their satisfaction in an acquisition or agree to assume liability for the remediation of the property.
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

10.DERIVATIVE INSTRUMENTS
Natural Gas, Oil and Natural Gas Liquids Derivative Instruments
Gulfport has established policies and procedures for managing commodity price volatility through the use of derivative instruments. The Company seeks to mitigate risks related to unfavorable changes in natural gas, oil and NGL prices, which are subject to significant and often volatile fluctuation, by entering into over-the-counter fixed price swaps, basis swaps, collars and various types of option contracts. The derivative instruments allow the Company to mitigate the impact of declines in future commodity prices by effectively locking in a floor price for a certain level of the Company’s production. However, these instruments also limit future gains from favorable price movements. The volume of commodity derivative instruments utilized by the Company may vary from year to year based on forecasted production.
Fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas, the NYMEX WTI for oil and Mont Belvieu for propane, pentane and ethane. Below is a summary of the Company’s open fixed price swap positions as of June 30, 2021.

	Location	Daily Volume	Weighted Average Price
Natural Gas (MMBtu/day)
Remaining 2021	NYMEX Henry Hub	221,500	$2.79
2022	NYMEX Henry Hub	80,411	$2.80

Oil (Bbl/day)
Remaining 2021	NYMEX WTI	3,250	$57.35
2022	NYMEX WTI	1,000	$67.00

NGL (Bbl/day)
Remaining 2021	Mont Belvieu C3	3,100	$27.80
2022	Mont Belvieu C3	496	$27.30

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
Below is a summary of the Company's sold natural gas call option positions as of June 30, 2021.

	Location	Daily Volume	Weighted Average Price
Natural Gas (MMBtu/day)
2022	NYMEX Henry Hub	152,675	$2.90
2023	NYMEX Henry Hub	627,675	$2.90
The Company entered into costless collars based off the NYMEX WTI and Henry Hub oil and natural gas indices. Each two-way price collar has a set floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, the Company will cash-settle the difference with the hedge counterparty.
Below is a summary of the Company's costless collar positions as of June 30, 2021.

	Location	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas (MMBtu/day)
Remaining 2021	NYMEX Henry Hub	575,000	$2.58	$2.97
2022	NYMEX Henry Hub	406,747	$2.58	$2.91

Oil (Bbl/day)
2022	NYMEX WTI	1,500	$55.00	$60.00
In addition, the Company entered into natural gas basis swap hedge contracts. If the applicable monthly price indices are outside of the ranges set forth in the various natural gas basis swap contracts, the Company will cash-settle the difference with the hedge counterparty.
Below is a summary of the Company's natural gas basis swap positions as of June 30, 2021.

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas (MMBtu/day)
Remaining 2021	Rex Zone 3	NYMEX Plus Fixed Spread	66,576	$(0.16)
2022	Rex Zone 3	NYMEX Plus Fixed Spread	24,658	$(0.10)
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades.
The following table presents the fair value of the Company’s derivative instruments on a gross basis at June 30, 2021 and December 31, 2020:

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Short-term derivative asset	$2,223	$27,146
Long-term derivative asset	3,014	322
Short-term derivative liability	(192,730)	(11,641)
Long-term derivative liability	(113,470)	(36,604)
Total commodity derivative position	$(300,963)	$(20,777)
Gains and Losses
The following tables present the gain and loss recognized in net (loss) gain on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations:

	Net (loss) gain on derivative instruments
	Successor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2020
Natural gas derivatives	$(126,953)	$(101,029)	$35,689
Oil derivatives	$(5,357)	$(4,395)	$(7,937)
NGL derivatives	$(7,348)	$(1,837)	$(781)
Total	$(139,658)	$(107,261)	$26,971

	Net (loss) gain on derivative instruments
	Successor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2020
Natural gas derivatives	$(126,953)	$(126,442)	$81,542
Oil derivatives	$(5,357)	$(6,126)	$44,937
NGL derivatives	$(7,348)	$(4,671)	$139
Contingent consideration arrangement	$—	$—	$(1,381)
Total	$(139,658)	$(137,239)	$125,237
Offsetting of Derivative Assets and Liabilities
As noted above, the Company records the fair value of derivative instruments on a gross basis. The following table presents the gross amounts of recognized derivative assets and liabilities in the consolidated balance sheets and the amounts that are subject to offsetting under master netting arrangements with counterparties, all at fair value.

	Successor
	As of June 30, 2021
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
Derivative assets	$5,237	$(5,237)	$—
Derivative liabilities	$(306,200)	$5,237	$(300,963)

	Predecessor
	As of December 31, 2020
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
Derivative assets	$27,468	$(25,730)	$1,738
Derivative liabilities	$(48,245)	$25,730	$(22,515)
Concentration of Credit Risk
By using derivative instruments that are not traded on an exchange, the Company is exposed to the credit risk of its counterparties. Credit risk is the risk of loss from counterparties not performing under the terms of the derivative instrument. When the fair value of a derivative instrument is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, it is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The Company’s derivative contracts are spread between multiple counterparties to lessen its exposure to any individual counterparty. Additionally, the Company uses master netting agreements to minimize credit risk exposure. The creditworthiness of the Company’s counterparties is subject to periodic review. None of the Company’s derivative instrument contracts contain credit-risk related contingent features. Other than as provided by the Company’s revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under its derivative instruments, nor are the counterparties required to provide credit support to the Company.

11.FAIR VALUE MEASUREMENTS
The Company measures and discloses certain financial and non-financial assets and liabilities on the balance sheet at fair value in accordance with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. Market or observable inputs are the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. Fair value measurements are classified and disclosed in one of the following categories:

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
Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of June 30, 2021 and December 31, 2020:

	Successor
	June 30, 2021
	Level 1	Level 2	Level 3
Assets:
Derivative Instruments	$—	$5,237	$—
Contingent consideration arrangement	$—	$—	$6,500
Total assets	$—	$5,237	$6,500
Liabilities:
Derivative Instruments	$—	$306,200	$—

	Predecessor
	December 31, 2020
	Level 1	Level 2	Level 3
Assets:
Derivative Instruments	$—	$27,468	$—
Contingent consideration arrangement	$—	$—	$6,200
Total assets	$—	$27,468	$6,200
Liabilities:
Derivative Instruments	$—	$48,245	$—

The Company estimates the fair value of all derivative instruments using industry-standard models that consider various assumptions, including current market and contractual prices for the underlying instruments, implied volatility, time value, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data. As discussed in Note 3, the Company adjusted the fair value of its derivative instruments as a fresh start adjustment at the Emergence Date as a result of changes in the Company's credit adjustment to reflect its new credit standing at emergence.

The Company's SCOOP water infrastructure sale, which closed in the first quarter of 2020, included a contingent consideration arrangement. As of June 30, 2021, the fair value of the contingent consideration was $6.5 million, of which $0.5 million is included in prepaid expenses and other assets and $6.0 million is included in other assets in the accompanying consolidated balance sheets. The fair value of the contingent consideration arrangement is calculated using discounted cash flow techniques and is based on internal estimates of the Company's future development program and water production levels. Given the unobservable nature of the inputs, the fair value measurement of the contingent consideration arrangement is deemed to use Level 3 inputs. The Company has elected the fair value option for this contingent consideration arrangement and, therefore, records changes in fair value in earnings. The Company recognized a $1.1 million gain for the Successor Period and a nominal gain for the Current Predecessor Quarter and Current Predecessor YTD Period, respectively, which is included in other expense (income) in the accompanying consolidated statements of operations. The Company recognized losses of $3.2 million and $3.0 million on changes in fair value of the contingent consideration during the Prior Predecessor Quarter and Prior Predecessor YTD Period, respectively. Settlements under the contingent consideration arrangement totaled $0.6 million during the Successor Period, $0.2 million during the Current Predecessor YTD Period, and $0.3 million during the Prior Predecessor YTD Period, respectively.
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
As discussed in Note 4, the Company recorded an impairment during the Current Predecessor YTD Period on its corporate headquarters. The estimated fair value of the building was primarily based on third party estimates and, therefore, is deemed to use Level 3 inputs.
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
Chapter 11 Emergence and Fresh Start Accounting
On the Emergence Date, the Company adopted fresh start accounting, which resulted in the Company becoming a new entity for financial reporting purposes. Upon the adoption of fresh start accounting, the Company’s assets and liabilities were recorded at their fair values as of May 17, 2021. The inputs utilized in the valuation of the Company’s most significant asset, its oil and natural gas properties and related assets, included mostly unobservable inputs which fall within Level 3 of the fair value hierarchy. Such inputs included estimates of future oil and gas production from the Company’s reserve reports, commodity prices based on forward strip price curves (adjusted for basis differentials) as of May 17, 2021, operating and development costs, expected future development plans for the properties and discount rates based on a weighted-average cost of capital computation. The Company also recorded its asset retirement obligations at fair value as a result of fresh start accounting. The inputs utilized in valuing the asset retirement obligations were mostly Level 3 unobservable inputs, including estimated economic lives of oil and natural gas wells as of the Emergence Date, anticipated future plugging and abandonment costs and an appropriate credit-adjusted risk free rate to discount such costs. Refer to Note 3 for a detailed discussion of the fair value approaches used by the Company.
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
Gathering, processing and compression fees attributable to gas processing, as well as any transportation fees, including firm transportation fees, incurred to deliver the product to the purchaser, are presented as transportation, gathering, processing and compression expense in the accompanying consolidated statements of operations.
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $140.7 million and $119.9 million as of June 30, 2021 and December 31, 2020, respectively, and are reported in accounts receivable - oil and natural gas sales on the consolidated balance sheets. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain sales may be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The differences between the estimates and the actual amounts for product sales is recorded in the month that payment is received from the purchaser. For the Current Predecessor YTD Period and the Successor Period, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was not material.

13.EQUITY INVESTMENTS
Investments accounted for by the equity method consist of the following as of June 30, 2021 and December 31, 2020:

		Carrying value		Loss from equity method investments
		Successor	Predecessor	Successor	Predecessor		Successor	Predecessor
		June 30, 2021	December 31, 2020	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three months ended June 30, 2020	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six months ended June 30, 2020
Investment in Grizzly Oil Sands ULC	24.5%	$—	$24,816	$—	$—	$(45)	$—	$(342)	$(188)
Investment in Mammoth Energy	—%	—	—	—	—	—	—	—	(10,646)
		$—	$24,816	$—	$—	$(45)	$—	$(342)	$(10,834)
The tables below summarize financial information for the Company’s equity investments as of June 30, 2021 and December 31, 2020.
Summarized balance sheet information:

	June 30, 2021	December 31, 2020
	(In thousands)
Current assets	$462,478	$483,303
Noncurrent assets	$1,079,557	$1,092,495
Current liabilities	$125,359	$132,978
Noncurrent liabilities	$124,628	$148,240
Summarized results of operations:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Gross revenue	$66,805	$60,109	151,855	157,492
Net loss	$(13,606)	$(14,922)	(22,533)	(99,953)
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings, owns an approximate 24.5% interest in Grizzly, a Canadian unlimited liability company. As of June 30, 2021, Grizzly had approximately 830,000 acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. The Company reviewed its investment in Grizzly for impairment at June 30, 2021 and 2020 and determined no impairment was required. The Company has not paid any cash calls since its election to cease funding further capital calls in 2019. Grizzly’s functional currency is the Canadian dollar. The Company's investment in Grizzly increased by $6.9 million and decreased by $7.8 million as a result of foreign currency translation gains and losses for the Prior Predecessor Quarter and the Prior Predecessor YTD Period, respectively.

Effective as of the Emergence Date, the Company elected to begin reporting its proportionate share of Grizzly's earnings on a one-quarter lag as permitted under FASB ASC Topic 323 - Equity Method and Joint Ventures. This change in accounting policy did not have a material impact on any periods presented in the accompanying consolidated financial statements.
As discussed in Note 3, the Company reduced its carrying value of its investment in Grizzly to zero upon the Emergence Date. The reduction in valuation was based upon the Company's new management's assessment of the investment and its priority for future funding in its portfolio. In particular, Grizzly’s operations remained suspended, even with improvements in the pricing environment since its initial suspension in 2015. Additionally, the Company does not anticipate funding future capital calls which will lead to further dilution of our equity ownership interest.
Mammoth Energy Services, Inc.
As discussed in Note 2, the Company's previously owned shares of the outstanding common stock of Mammoth Energy were used to settle Class 4A claims. The Company's investment carrying value was reduced to zero in the first quarter of 2020 due to the Company's share of cumulative net loss and impairments and the carrying value remained at zero through the Emergence Date.
14.LEASES
Nature of Leases
The Company has operating leases on certain equipment and field offices with remaining lease durations in excess of one year. The Company recognizes a right-of-use asset and lease liability on the balance sheet for all leases with lease terms of greater than one year. Short-term leases that have an initial term of one year or less are not capitalized.
The Company has entered into contracts with varying terms for drilling rigs. The Company has concluded its drilling rig contracts are operating leases as the assets are identifiable and the Company has the right to control the identified assets. However, at June 30, 2021, the Company did not have any active long-term drilling rig contracts in place.
The Company rents office space for its corporate headquarters and field locations and certain other equipment from third parties, which expire at various dates through 2024. These agreements are typically structured with non-cancelable terms of one to five years. The Company has determined these agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. The Company has included any renewal options that it has determined are reasonably certain of exercise in the determination of the lease terms. The lease for the Company's corporate headquarters has a primary term of one year and is classified as a short-term operating lease.
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
Maturities of operating lease liabilities as of June 30, 2021 were as follows:

(In thousands)
Remaining 2021	$20
2022	25
2023	—
2024	—
Total lease payments	$45
Less: Imputed interest	(1)
Total	$44

The table below summarizes lease cost for the periods presented:

	Successor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three months ended June 30, 2020
Operating lease cost	$8	$9	$2,196
Variable lease cost	$—	$—	$235
Short-term lease cost	$2,160	$2,307	$2,629
Total lease cost(1)	$2,168	$2,316	$5,060

	Successor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six months ended June 30, 2020
Operating lease cost	$8	$41	$6,278
Variable lease cost	$—	$—	$460
Short-term lease cost	$2,160	$4,496	$5,439
Total lease cost(1)	$2,168	$4,537	$12,177

(1)	The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in general and administrative expenses in the accompanying consolidated statements of operations.
Supplemental cash flow information related to leases was as follows:

	Successor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six months ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15	$48	$72
Investing cash flow from operating leases	$—	$—	$7,727
Investing cash flow from operating leases—related party	$—	$—	$6,800
The weighted-average remaining lease term as of June 30, 2021 was 1.14 years. The weighted-average discount rate used to determine the operating lease liability as of June 30, 2021 was 3.98%.
15.INCOME TAXES
As discussed in Note 2, elements of the Plan provided that the Company’s indebtedness related to Predecessor Senior Notes and certain general unsecured claims were exchanged for New Common Stock in settlement of those claims. Absent an exception, a debtor recognizes CODI upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The IRC provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income, but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. As a result of the market value of equity upon emergence from Chapter 11 bankruptcy proceedings, the estimated amount of CODI is approximately $708.8 million, which will reduce the value of the Company’s net operating losses. The actual reduction in tax attributes does not occur until the first day of the Company’s tax year subsequent to the date of emergence, or January 1, 2022. The reduction of net operating losses is expected to be fully offset by a corresponding decrease in valuation allowance. As of June 30, 2021, the Company had an estimated federal net operating loss carryforward of approximately $1.1 billion after giving effect to the estimated reduction in tax attributes as discussed above.

Emergence from Chapter 11 bankruptcy proceedings resulted in a change in ownership for purposes of IRC Section 382. The Company currently expects to apply rules under IRC Section 382(l)(5) that would allow the Company to mitigate the limitations imposed under the regulations with respect to the Company’s remaining tax attributes. The Company’s deferred tax assets and liabilities, prior to the valuation allowance, have been computed on such basis. Taxpayers who qualify for this provision may, at their option, elect not to apply the election. If the provision does not apply, the Company’s ability to realize the value of its tax attributes would be subject to limitation and the amount of deferred tax assets and liabilities, prior to the valuation allowance, may differ. Additionally, under IRC Section 382(l)(5), an ownership change subsequent to the Company’s emergence could severely limit or effectively eliminate its ability to realize the value of its tax attributes.

At each reporting period, the Company weighs all available positive and negative evidence to determine whether its deferred tax assets are more likely than not to be realized. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax laws in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry. Based upon the Company’s analysis, the Company determined a full valuation allowance was necessary against its net deferred tax assets as of both May 17, 2021 and June 30, 2021.

The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods. The valuation allowance will remain until it is determined that the net deferred tax assets are more likely than not to be realized. Future events or new evidence which may lead us to conclude that it is more likely than not that its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings, improvements in oil prices, and taxable events that could result from one or more transactions. The valuation allowance does not prevent future utilization of the tax attributes if the Company recognizes taxable income. As long as the Company concludes that the valuation allowance against its net deferred tax assets is necessary, the Company likely will not have any additional deferred income tax expense or benefit.

For the Current Predecessor Quarter and Current Predecessor YTD Period, the Company has an effective tax rate of (3.3)% and an income tax benefit of $8.0 million. The tax benefit is entirely attributable to an Oklahoma refund claim associated with an examination relating to historical tax returns. The effective tax rate differs from the statutory tax rate due to the Company’s valuation allowance position and the permanent adjustments relating to the Chapter 11 Emergence. For the Successor Period, the Company has an effective tax rate of 0% and tax expense of zero due to the Company’s valuation allowance position. For the Prior Predecessor Quarter, the Company had an effective tax rate of 0% and tax expense of zero due to the Company’s valuation allowance position. For the Prior Predecessor YTD Period, the Company had an effective tax rate of 0.7% and tax expense of $7.3 million as a result of the sale of assets and a corresponding adjustment to the valuation allowance on remaining state net operating loss carryforwards.
16.SUBSEQUENT EVENTS
Natural Gas and Oil Derivative Instruments
Subsequent to June 30, 2021 and as of July 31, 2021, the Company entered into the following natural gas and oil derivative contracts:

	Type of Derivative Instrument	Index	Daily Volume	Weighted Average Price
Natural Gas (MMBtu/day)
April 2022 - December 2022	Fixed price swap	NYMEX Henry Hub	80,073	$2.99
January 2023 - March 2023	Fixed price swap	NYMEX Henry Hub	20,000	$3.13

Oil (Bbl/day)
January 2022 - December 2022	Fixed price swap	NYMEX WTI	1,104	$65.54

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company's operating results. MD&A should be read in conjunction with the financial statements and related Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following information updates the discussion of Gulfport’s financial condition provided in its Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), and analyzes the changes in the results of operations between the periods of May 18, 2021 through June 30, 2021 (“Successor Period”), April 1, 2021 through May 17, 2021 ("Current Predecessor Quarter"), January 1, 2021, through May 17, 2021 (“Current Predecessor YTD Period”), the three months ended June 30, 2020 (“Prior Predecessor Quarter”) and the six months ended June 30, 2020 ("Prior Predecessor YTD Period"). For definitions of commonly used natural gas and oil terms found in this Quarterly Report on Form 10-Q, please refer to the “Definitions” provided in this report and in our 2020 Form 10-K.
Gulfport is an independent natural gas-weighted exploration and production company with assets primarily located in the Appalachia and Anadarko basins. Our principal properties are located in Eastern Ohio targeting the Utica formation and in central Oklahoma targeting the SCOOP Woodford and SCOOP Springer formations. Our strategy is to develop our assets in a manner that generates sustainable cash flow and improves margins and operating efficiencies, while improving our Environmental, Social and Governance ("ESG") and safety performance. To accomplish these goals, we allocate capital to projects we believe offer the highest rate of return and we deploy leading drilling and completion techniques and technologies in our development efforts. We believe our plan to generate free cash flow on an annual basis will allow us to further strengthen our balance sheet and ultimately return capital to shareholders.
Our results of operations as reported in our consolidated financial statements for the 2021 Successor Period, Current Predecessor Quarter and Current Predecessor YTD Period are in accordance with GAAP. Although GAAP requires that we report on our results for these periods separately, management views our operating results for the three months and six months ended June 30, 2021 by combining the results of the 2021 Successor Period, Current Predecessor Quarter and Current Predecessor YTD Period because management believes such presentation provides the most meaningful comparison of our results to prior periods. We do not believe reviewing these periods in isolation would be useful in identifying any trends in or reaching any conclusions regarding our overall operating performance. We believe the key performance indicators such as operating revenues and operating expenses for the 2021 Successor Period combined with Current Predecessor Quarter and Current Predecessor YTD period provide more meaningful comparisons to other periods and are useful in understanding operational trends. Additionally, there were no changes in policies between the periods and any material impacts as a result of fresh start accounting were included within the discussion of these changes. These combined results do not comply with GAAP and have not been prepared as pro forma results under applicable regulations, but are presented because we believe they provide the most meaningful comparison of our results to prior periods.
Recent Developments
Emergence from voluntary reorganization under Chapter 11
On November 13, 2020, we and our subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas. The Chapter 11 Cases were being administered jointly under the caption In re Gulfport Energy Corporation, et al., Case No. 20-35562 (DRJ). The Bankruptcy Court confirmed the Plan and entered the confirmation order on April 28, 2021, and the Debtors emerged from the Chapter 11 Cases on the Emergence Date. On May 18, 2021, we began trading on the New York Stock Exchange under the symbol "GPOR".

Although we are no longer a debtor-in-possession, we operated as debtors-in-possession through the pendency of the Chapter 11 Cases. See Note 1 and Note 2 of the notes to our consolidated financial statements included in Item 1 of Part I of this report for a complete discussion of the Chapter 11 Cases.

We believe we have emerged from the Chapter 11 Cases as a fundamentally stronger company, built to generate sustainable free cash flow with a strengthened balance sheet. As a result of the Chapter 11 Cases, we reduced our total indebtedness by $1.4 billion by issuing equity in a reorganized entity to the holders of our unsecured notes and allowed general unsecured claimants.

Chief Executive Officer and Chief Financial Officer Separations
On May 17, 2021, the Board reached agreements with David M. Wood and Quentin R. Hicks that Messrs. Wood and Hicks would no longer serve as Chief Executive Officer and a member of the Board, in the case of Mr. Wood, and Chief Financial Officer, in the case of Mr. Hicks.

Appointments of Interim Chief Executive Officer and Chief Financial Officer

On May 17, 2021, the Board accepted the departure of David M. Wood as Chief Executive Officer and Director. The Board appointed Timothy Cutt as Interim Chief Executive Officer and Chair of the Board. Mr. Cutt is generally expected to serve as Interim Chief Executive Officer until December 31, 2021.

On May 17, 2021, the Board appointed William Buese as Chief Financial Officer.

COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas

As a result of our business continuity measures, we have not experienced significant disruptions in executing our business operations due to COVID-19. While we did not experience significant disruptions to our operations in the first half of 2021, we are unable to predict the impact on our business, including our cash flows, liquidity, and results of operations in future periods due to numerous uncertainties. Restrictions may cause, us, our suppliers and other business counterparties to experience operational delays, or delays in the delivery of materials and supplies. We expect the principal areas of operational risk for us are the availability and reliability of service providers and potential supply chain disruption. Additionally, the operations of our midstream service providers, on whom we rely for the transmission, gathering and processing of a significant portion of our produced natural gas, NGL and oil, may be disrupted or suspended in response to containing the outbreak, or the difficult economic environment may lead to the bankruptcy or closing of the facilities and infrastructure of our midstream service providers. This may result in substantial discount in the prices we receive for our produced natural gas, NGL and oil or result in the shut-in of producing wells or the delay or discontinuance of development plans for our properties.
We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments and the timing and extent to which normal economic and operating conditions resume. While we have seen meaningful recovery in demand during the second half 2020 and into 2021, significant uncertainty remains regarding the duration and extent of the impact of the pandemic on the energy industry, including demand and commodities pricing.
2021 Operational and Financial Highlights
During the Current Combined Quarter, we had the following notable achievements:
•Emerged from Chapter 11 proceedings.
•We continued to improve operational efficiencies and reduce drilling and completion costs in our operating areas. In the Utica, our average spud to rig release time was 18.1 days in the Current Combined Quarter, which was a 3% improvement from full year 2020 levels.
•We have continued to decrease costs as a result of our ongoing cost reduction initiatives highlighted by a 13% decrease in lease operating expenses per Mcfe for the Current Combined Quarter as compared to the Prior Predecessor Quarter.

2021 Production and Drilling Activity
Production Volumes

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Natural gas (Mcf/day)
Utica	691,876	748,885	721,321	775,070
SCOOP	194,513	154,224	173,704	158,813
Other	127	29	76	53
Total	886,516	903,138	895,101	933,936
Oil and condensate (Bbl/day)
Utica	1,125	1,208	1,168	308
SCOOP	4,824	2,757	3,756	4,186
Other	71	24	47	83
Total	6,020	3,989	4,971	4,577
NGL (Bbl/day)
Utica	2,735	2,586	2,658	2,532
SCOOP	9,073	7,047	8,027	8,411
Other	4	2	2	2
Total	11,812	9,635	10,687	10,945
Combined (Mcfe/day)
Utica	715,042	771,649	744,279	792,106
SCOOP	277,897	213,043	244,401	234,396
Other	577	182	373	563
Total	993,516	984,874	989,053	1,027,065
Our total net production averaged approximately 989.1 MMcfe per day during the Current Combined Quarter, as compared to 1,027.1 MMcfe per day during the Prior Predecessor Quarter. The 4% decrease in production is largely the result of a decrease in development activities throughout our portfolio in 2020 and the first half of 2021 as we continue to focus on generating sustainable free cash flow.

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Natural gas (Mcf/day)
Utica	691,876	780,791	759,176	780,426
SCOOP	194,513	126,294	142,878	159,349
Other	127	63	78	46
Total	886,516	907,148	902,132	939,821
Oil and condensate (Bbl/day)
Utica	1,125	1,336	1,285	450
SCOOP	4,824	2,508	3,071	4,680
Other	71	35	44	81
Total	6,020	3,879	4,400	5,211
NGL (Bbl/day)
Utica	2,735	2,638	2,661	2,865
SCOOP	9,073	6,200	6,899	8,692
Other	4	3	3	1
Total	11,812	8,841	9,563	11,558
Combined (Mcfe/day)
Utica	715,042	804,633	782,854	800,313
SCOOP	277,897	178,545	202,697	239,583
Other	577	288	358	536
Total	993,516	983,466	985,909	1,040,432

Our total net production averaged approximately 985.9 MMcfe per day during the Current Combined YTD Period, as compared to 1,040.4 MMcfe per day during the Prior Predecessor YTD Period. The 5% decrease in production is largely the result of a decrease in development activities throughout our portfolio in 2020 and the first half of 2021 as we continue to focus on generating sustainable free cash flow.
Utica. We spud 10 gross and net wells in the Utica during the Current Combined YTD Period, all of which were in various stages of operations at June 30, 2021. In addition, we completed nine gross and net operated wells. We did not participate in any additional wells that were drilled by other operators on our Utica acreage.
As of July 31, 2021, we had no operated drilling rigs running in the Utica. We expect to add back one operated drilling rig in the Utica during the third quarter of 2021.
SCOOP. We spud two gross (1.97 net) wells in the SCOOP during the Current Combined YTD Period, of which one was being drilled and one was waiting on completion. We completed 11 gross (9.3 net) operated wells. We also participated in an additional five gross wells that were drilled by other operators on our SCOOP acreage.
As of July 31, 2021, we had one operated drilling rig running in the SCOOP, which we expect will continue through the remainder of 2021.
RESULTS OF OPERATIONS

Successor Period and Current Predecessor Quarter Compared to Prior Predecessor Quarter
Natural Gas, Oil and NGL Production and Pricing
The following table summarizes our oil and condensate, natural gas and NGL production and related pricing for the Successor Period, Current Predecessor Quarter and Current Combined Quarter, as compared to the Prior Predecessor Quarter:

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Natural gas sales
Natural gas production volumes (MMcf)	39,007	42,448	81,455	84,988
Natural gas production volumes (MMcf) per day	887	903	895	934
Total sales	$111,718	$109,069	$220,787	$140,688
Average price without the impact of derivatives ($/Mcf)	$2.86	$2.57	$2.71	$1.66
Impact from settled derivatives ($/Mcf)	$(0.17)	$(0.08)	$(0.12)	$0.99
Average price, including settled derivatives ($/Mcf)	$2.69	$2.49	$2.59	$2.65

Oil and condensate sales
Oil and condensate production volumes (MBbl)	265	187	452	417
Oil and condensate production volumes (MBbl) per day	6	4	5	5
Total sales	$17,587	$10,867	$28,454	$8,390
Average price without the impact of derivatives ($/Bbl)	$66.37	$58.11	$62.95	$20.14
Impact from settled derivatives ($/Bbl)	$—	$—	$—	$97.12
Average price, including settled derivatives ($/Bbl)	$66.37	$58.11	$62.95	$117.26

NGL sales
NGL production volumes (MBbl)	520	453	973	996
NGL production volumes (MBbl) per day	12	10	11	11
Total sales	$16,077	$13,004	$29,081	$10,252
Average price without the impact of derivatives ($/Bbl)	$30.92	$28.71	$29.89	$10.29
Impact from settled derivatives ($/Bbl)	$—	$—	$—	$—
Average price, including settled derivatives ($/Bbl)	$30.92	$28.71	$29.89	$10.29

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	43,715	46,289	90,004	93,463
Natural gas equivalents (MMcfe) per day	994	985	989	1,027
Total sales	$145,382	$132,940	$278,322	$159,330
Average price without the impact of derivatives ($/Mcfe)	$3.33	$2.87	$3.09	$1.70
Impact from settled derivatives ($/Mcfe)	$(0.15)	$(0.08)	$(0.11)	$1.33
Average price, including settled derivatives ($/Mcfe)	$3.18	$2.79	$2.98	$3.03

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.09	$0.15	$0.12	$0.14
Average taxes other than income ($/Mcfe)	$0.12	$0.08	$0.10	$0.07
Average transportation, gathering, processing and compression ($/Mcfe)	$0.95	$1.19	$1.07	$1.22
Total lease operating expenses, midstream costs and production taxes ($/Mcfe)	$1.16	$1.42	$1.29	$1.43

Natural Gas, Oil and NGL Sales

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Natural gas	$111,718	$109,069	$220,787	$140,688
Oil and condensate	17,587	10,867	28,454	8,390
NGL	16,077	13,004	29,081	10,252
Natural gas, oil and NGL sales	$145,382	$132,940	$278,322	$159,330
The increase in natural gas sales without the impact of derivatives when comparing the Combined Current Quarter to the Prior Predecessor Quarter was due to a 64% increase in realized natural gas prices partially offset by a 4% decrease in sales volumes. The realized price change was driven by the significant increase in the average Henry Hub gas index from $1.73 in the Prior Predecessor Quarter to $2.95 during the Combined Current Quarter.
The increase in oil and condensate sales without the impact of derivatives when comparing the Combined Current Quarter to the Prior Predecessor Quarter was due to a 212% increase in realized prices combined with a 9% increase in sales volumes. The realized price change was driven by the significant increase in the average WTI crude index from $28.28 per barrel in the Prior Predecessor Quarter to $66.19 per barrel during the Combined Current Quarter.
The increase in NGL sales without the impact of derivatives when comparing the Combined Current Quarter to the Prior Predecessor Quarter was due to a 191% increase in realized prices partially offset by a 2% decrease in NGL sales volumes. The realized price change was driven by the significant increase in the average Mont Belvieu NGL index from $17.40 per barrel in the Prior Predecessor Quarter to $36.55 per barrel during the Combined Current Quarter.
Natural Gas, Oil and NGL Derivatives

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Natural gas derivatives - fair value losses	$(120,264)	$(97,543)	$(217,807)	$(48,146)
Natural gas derivatives - settlement (losses) gains	(6,689)	(3,486)	(10,175)	83,835
Total (losses) gains on natural gas derivatives	(126,953)	(101,029)	(227,982)	35,689

Oil and condensate derivatives - fair value losses	(5,357)	(4,395)	(9,752)	(48,386)
Oil and condensate derivatives - settlement gains	—	—	—	40,449
Total losses on oil and condensate derivatives	(5,357)	(4,395)	(9,752)	(7,937)

NGL derivatives - fair value losses	(7,348)	(1,837)	(9,185)	(997)
NGL derivatives - settlement gains	—	—	—	216
Total losses on NGL derivatives	(7,348)	(1,837)	(9,185)	(781)

Total (losses) gains on natural gas, oil and NGL derivatives	$(139,658)	$(107,261)	$(246,919)	$26,971
See Note 10 to our consolidated financial statements for further discussion of our derivative activity.

Lease Operating Expenses

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Lease operating expenses
Utica	$2,853	$4,769	$7,622	$10,391
SCOOP	1,230	2,092	3,322	2,548
Other(1)	33	10	43	139
Total lease operating expenses	$4,116	$6,871	$10,987	$13,078

Lease operating expenses per Mcfe
Utica	$0.09	$0.13	$0.11	$0.14
SCOOP	0.10	0.21	0.15	0.12
Other(1)	1.32	1.11	1.26	2.73
Total lease operating expenses per Mcfe	$0.09	$0.15	$0.12	$0.14
 _____________________
(1)    Includes Niobrara and Bakken.
The decrease in total LOE was primarily the result of a 4% decrease in production as well as ongoing cost reduction initiatives. The decrease in per unit LOE is primarily the result of ongoing cost reduction initiatives.
Taxes Other Than Income

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Production taxes	$3,739	$2,656	$6,395	$3,605
Property taxes	1,067	677	1,744	2,580
Other	250	312	562	115
Total taxes other than income	$5,056	$3,645	$8,701	$6,300
Total taxes other than income per Mcfe	$0.12	$0.08	$0.10	$0.07
The increase in total and per unit production taxes when comparing the Combined Current Quarter to the Prior Predecessor Quarter was primarily related to an increase in revenues and realized prices.

Transportation, Gathering, Processing and Compression

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Transportation, gathering, processing and compression	$41,376	$55,219	$96,595	$113,865
Transportation, gathering, processing and compression per Mcfe	$0.95	$1.19	$1.07	$1.22
The decrease in transportation, gathering, processing and compression when comparing the Combined Current Quarter to the Prior Predecessor Quarter was primarily related to a 4% decrease in our production and savings associated with midstream contract rejections and renegotiations through the bankruptcy process. The decrease in per unit transportation, gathering, processing and compression when comparing the Combined Current Quarter to the Prior Predecessor Quarter is primarily related to midstream contract rejections and renegotiations through the bankruptcy process.
Depreciation, Depletion and Amortization

	Successor	Predecessor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2020
Depreciation, depletion and amortization of oil and gas properties	$32,037	$21,064	$62,214
Depreciation, depletion and amortization of other property and equipment	$325	$553	$2,576
Total Depreciation, depletion and amortization	$32,362	$21,617	$64,790
Depreciation, depletion and amortization per Mcfe	$0.74	$0.47	$0.69
The increase in depreciation, depletion and amortization of our oil and gas properties for the Successor Period compared to the Current Predecessor Quarter resulted from the revaluation of our properties subject to amortization in connection with our emergence from bankruptcy. Fresh start accounting requires that new fair values be established for our assets as of the emergence date. See Note 3 for more information on our fresh-start valuation adjustments.
The decrease in DD&A of oil and gas properties in the predecessor period was due to both a decrease in our depletion rate as a result of a decrease in our amortization base from full cost ceiling test impairments recorded throughout 2020, as well as a decrease in our production.
Impairment of Oil and Gas Properties
As a result of the ceiling test performed at June 30, 2021, we incurred a $117.8 million impairment charge of oil and gas properties during the Successor Period, while we recorded a $532.9 million impairment charge of oil and gas properties during the three months ended June 30, 2020. Upon the application of fresh start accounting, the value of our oil and natural gas properties was determined using forward strip oil and natural gas prices as of the emergence date. These prices were higher than the 12-month weighted average prices used in the full cost ceiling limitation at June 30, 2021, which led to the Successor Period impairment charge.

General and Administrative Expenses

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
General and administrative expenses, gross	$9,867	$10,835	$20,702	$20,951
Reimbursed from third parties	$(1,173)	$(1,919)	$(3,092)	$(3,023)
Capitalized general and administrative expenses	$(2,176)	$(2,498)	$(4,674)	$(8,162)
General and administrative expenses, net	$6,518	$6,418	$12,936	$9,766

General and administrative expenses, net per Mcfe	$0.15	$0.14	$0.14	$0.10
The increase in general and administrative expenses in the Current Combined Quarter as compared to the Prior Predecessor Quarter was primarily driven by legal and professional fees associated with our restructuring. Subsequent to our emergence, legal and professional costs related to our ongoing contract rejections and other litigation are now presented in general and administrative expenses. During our restructuring process, these costs were generally presented in reorganizations expense, net. These increases were partially offset by our continued focus on reducing costs across our organization.
Interest Expense

	Successor	Predecessor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2020
Interest expense on Predecessor Senior Notes	$—	$—	$28,179
Interest expense on Pre-Petition Revolving Credit Facility	$—	$1,024	$2,860
Interest expense on building loan and other	$614	$(1,064)	$310
Capitalized interest	$—	$—	$(523)
Amortization of loan costs	$420	$—	$1,540
Interest on DIP Credit Facility	$—	$938	$—
Interest on Exit Facility	$1,366	$—	$—
Interest on First-Out Term Loan	$1,238	$—	$—
Interest on Successor Senior Notes	$5,256	$—	$—
Total interest expense	$8,894	$898	$32,366

Interest expense per Mcfe	$0.20	$0.02	$0.35
The decrease in interest expense when comparing the Current Predecessor Quarter to the Prior Predecessor Quarter was due to the cessation of interest accrual on borrowings classified as subject to compromise as of the petition date.
Gain on Debt Extinguishment.
During the Prior Predecessor Quarter, we repurchased in the open market $47.5 million aggregate principal amount of our Predecessor Senior Notes for $12.6 million in cash and recognized a $34.3 million gain on debt extinguishment. We did not repurchase any of our senior notes in the Successor Period or Current Predecessor Quarter.

Equity Investments

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Loss from equity method investments, net	$—	$—	$—	$45
The decrease in loss from equity investments when comparing the Current Predecessor Quarter to the Prior Predecessor Quarter is related to both our election to report our share of Grizzly earnings on a one quarter lag at the Emergence Date as well as the use of our Mammoth shares to settle Class 4A claims.
Reorganization Items, Net
The following table summarizes the components in reorganization items, net included in our consolidated statements of operations for the Successor Period and the Current Predecessor Quarter:

	Successor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021
Legal and professional advisory fees	$—	$(40,782)
Net gain on liabilities subject to compromise	—	571,032
Fresh start adjustments, net	—	(160,756)
Elimination of predecessor accumulated other comprehensive income	—	(40,430)
Debt issuance costs	—	(3,150)
Other items, net	—	(20,297)
Reorganization items, net	$—	$305,617
See Note 3 for further discussion of the components of reorganization items, net.
Income Taxes
The income tax benefit of $8.0 million that was recognized for the Current Predecessor Quarter in our consolidated statement of operations is a result of an Oklahoma refund claim associated with an examination relating to historical tax returns . We did not record any income tax expense for the Successor Period as a result of maintaining a full valuation allowance against our net deferred tax asset. For the Prior Predecessor Quarter, we had an effective tax rate of 0% and tax expense of zero due to the Company’s valuation allowance position

Successor Period and Current Predecessor YTD Period Compared to Prior Predecessor YTD Period
Natural Gas, Oil and NGL Production and Pricing
The following table summarizes our oil and condensate, natural gas and NGL production and related pricing for the Successor Period, Current Predecessor YTD Period and the Current Combined YTD Period, as compared to such data for the Prior Predecessor YTD Period:

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Natural gas sales
Natural gas production volumes (MMcf)	39,007	124,279	163,286	171,047
Natural gas production volumes (MMcf) per day	887	907	902	940
Total sales	$111,718	$344,390	$456,108	$301,696
Average price without the impact of derivatives ($/Mcf)	$2.86	$2.77	$2.79	$1.76
Impact from settled derivatives ($/Mcf)	$(0.17)	$(0.03)	$(0.06)	$0.85
Average price, including settled derivatives ($/Mcf)	$2.69	$2.74	$2.73	$2.61

Oil and condensate sales
Oil and condensate production volumes (MBbl)	265	531	796	948
Oil and condensate production volumes (MBbl) per day	6	4	4	5
Total sales	$17,587	$29,106	$46,693	$31,541
Average price without the impact of derivatives ($/Bbl)	$66.37	$54.81	$58.66	$33.26
Impact from settled derivatives ($/Bbl)	$—	$—	$—	$52.67
Average price, including settled derivatives ($/Bbl)	$66.37	$54.81	$58.66	$85.93

NGL sales
NGL production volumes (MBbl)	520	1,211	1,731	2,103
NGL production volumes (MBbl) per day	12	9	10	12
Total sales	$16,077	$36,780	$52,857	$27,165
Average price without the impact of derivatives ($/Bbl)	$30.92	$30.37	$30.54	$12.92
Impact from settled derivatives ($/Bbl)	$—	$—	$—	$—
Average price, including settled derivatives ($/Bbl)	$30.92	$30.37	$30.54	$12.92

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	43,715	134,735	178,450	189,359
Natural gas equivalents (MMcfe) per day	994	983	986	1,040
Total sales	$145,382	$410,276	$555,658	$360,402
Average price without the impact of derivatives ($/Mcfe)	$3.33	$3.05	$3.11	$1.90
Impact from settled derivatives ($/Mcfe)	$(0.15)	$(0.02)	$(0.06)	$1.03

Average price, including settled derivatives ($/Mcfe)	$3.18	$3.03	$3.05	$2.93

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.09	$0.14	$0.13	$0.15
Average taxes other than income ($/Mcfe)	$0.12	$0.09	$0.10	$0.07
Average transportation, gathering, processing and compression ($/Mcfe)	$0.95	$1.20	$1.13	$1.18
Total lease operating expenses, midstream costs and production taxes ($/Mcfe)	$1.16	$1.43	$1.36	$1.40
Natural Gas, Oil and NGL Sales

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Natural gas	$111,718	$344,390	$456,108	$301,696
Oil and condensate	17,587	29,106	46,693	31,541
NGL	16,077	36,780	52,857	27,165
Natural gas, oil and NGL sales	$145,382	$410,276	$555,658	$360,402
The increase in natural gas sales without the impact of derivatives was due to a 58% increase in realized natural gas prices partially offset by a 5% decrease in sales volumes. The realized price change was driven by the significant increase in the average Henry Hub gas index from $1.80 in the Prior Predecessor YTD Period to $3.22 during the Current Combined YTD Period.
The increase in oil and condensate sales without the impact of derivatives was due to a 76% increase in realized prices and partially offset by a 16% decrease in sales volumes. The realized price change was driven by the significant increase in the average WTI crude index from $36.58 per barrel in the Prior Predecessor YTD Period to $62.21 per barrel during the Current Combined YTD Period.
The increase in NGL sales without the impact of derivatives was due to a 136% increase in realized prices partially offset by an 18% decrease in NGL sales volumes. The realized price change was driven by the significant increase in the average Mont Belvieu NGL index from $16.49 per barrel in the Prior Predecessor YTD Period to $37.13 per barrel during the Current Combined YTD Period.

Natural Gas, Oil and NGL Derivatives

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Natural gas derivatives - fair value losses	$(120,264)	$(123,080)	$(243,344)	$(63,271)
Natural gas derivatives - settlement (losses) gains	(6,689)	(3,362)	(10,051)	144,813
Total (losses) gains on natural gas derivatives	(126,953)	(126,442)	(253,395)	81,542

Oil and condensate derivatives - fair value losses	(5,357)	(6,126)	(11,483)	(5,012)
Oil and condensate derivatives - settlement gains	—	—	—	49,949
Total (losses) gains on oil and condensate derivatives	(5,357)	(6,126)	(11,483)	44,937

NGL derivatives - fair value losses	(7,348)	(4,671)	(12,019)	(332)
NGL derivatives - settlement gains	—	—	—	471
Total (losses) gains on NGL derivatives	(7,348)	(4,671)	(12,019)	139

Contingent consideration arrangement - fair value losses	—	—	—	(1,381)
Total (losses) gains on natural gas, oil and NGL derivatives	$(139,658)	$(137,239)	$(276,897)	$125,237
See Note 10 to our consolidated financial statements for further discussion of our derivative activity.
Lease Operating Expenses

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Lease operating expenses
Utica	$2,853	$13,991	$16,844	$20,288
SCOOP	1,230	5,449	6,679	7,313
Other(1)	33	84	117	172
Total lease operating expenses	$4,116	$19,524	$23,640	$27,773

Lease operating expenses per Mcfe
Utica	$0.09	$0.13	$0.12	$0.14
SCOOP	0.10	0.22	0.18	0.17
Other	1.32	2.15	1.83	1.76
Total lease operating expenses per Mcfe	$0.09	$0.14	$0.13	$0.15
 _____________________
(1)    Includes Niobrara and Bakken.
The decrease in total LOE during the Current Combined YTD Period compared to the Prior Predecessor YTD Period was primarily the result of a 6% decrease in production as well as ongoing cost reduction initiatives. The decrease in per unit LOE is primarily the result of ongoing cost reduction initiatives.

Taxes Other Than Income

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Production taxes	$3,739	$8,459	$12,198	$8,404
Property taxes	1,067	2,590	3,657	3,863
Other	250	1,300	1,550	670
Total taxes other than income	5,056	12,349	17,405	12,937
Total taxes other than income per Mcfe	$0.12	$0.09	$0.10	$0.07
The increase in total and per unit production taxes during the Current Combined YTD Period compared to the Prior Predecessor YTD Period was primarily related to an increase in revenues due to an increase in realized prices.
Transportation, Gathering, Processing and Compression

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Transportation, gathering, processing and compression	$41,376	$161,086	$202,462	$224,222
Transportation, gathering, processing and compression per Mcfe	$0.95	$1.20	$1.13	$1.18
The decrease in transportation, gathering, processing and compression during the Current Combined YTD Period compared to the Prior Predecessor YTD Period was primarily related to a 6% decrease in our production. The decrease in per unit transportation, gathering, processing and compression during the Current Combined YTD Period compared to the Prior Predecessor YTD Period is primarily related to midstream contract rejections and renegotiations through the bankruptcy process.
Depreciation, Depletion and Amortization

	Successor	Predecessor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2020
Depreciation, depletion and amortization of oil and gas properties	$32,037	$60,831	$137,573
Depreciation, depletion and amortization of other property and equipment	$325	$1,933	$5,245
Total Depreciation, depletion and amortization	$32,362	$62,764	$142,818
Depreciation, depletion and amortization per Mcfe	$0.74	$0.47	$0.75
The increase in depreciation, depletion and amortization of our oil and gas properties for the Successor Period compared to the Current Predecessor YTD Period resulted from the revaluation of our properties subject to amortization in connection with our emergence from bankruptcy. Fresh start accounting requires that new fair values be established for our assets as of the emergence date. See Note 3 for more information on our fresh-start valuation adjustments.

The decrease in DD&A of oil and gas properties in the predecessor period was due to both a decrease in our depletion rate as a result of a decrease in our amortization base from full cost ceiling test impairments recorded throughout 2020, as well as a decrease in our production.
Impairment of Oil and Gas Properties
As a result of the ceiling test performed at June 30, 2021, we incurred a $117.8 million impairment charge of oil and gas properties during the Successor Period. We recorded $1.1 billion in impairment charges of oil and gas properties during the Prior Predecessor YTD Period. Upon the application of fresh start accounting, the value of our oil and natural gas properties was determined using forward strip oil and natural gas prices as of the emergence date. These prices were higher than the 12-month weighted average prices used in the full cost ceiling limitation at June 30, 2021, which led to the Successor Period impairment charge.
Impairment of Other Property and Equipment
We recognized a $14.6 million impairment charge on the Company's corporate headquarters during the Current Predecessor YTD Period as a result in a change in expected future use.
General and Administrative Expenses

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
General and administrative expenses, gross	$9,867	$32,152	$42,019	$45,055
Reimbursed from third parties	$(1,173)	$(4,957)	$(6,130)	$(6,075)
Capitalized general and administrative expenses	$(2,176)	$(8,020)	$(10,196)	$(13,592)
General and administrative expenses, net	$6,518	$19,175	$25,693	$25,388

General and administrative expenses, net per Mcfe	$0.15	$0.14	$0.14	$0.13
The decrease in general and administrative expenses during the Current Combined YTD Period compared to the Prior Predecessor YTD Period was primarily driven by our continued focus on reducing costs across our organization and lower non-recurring legal and consulting expenses.

Interest Expense

	Successor	Predecessor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2020
Interest expense on Predecessor Senior Notes	$—	$—	$57,299
Interest expense on Pre-Petition Revolving Credit Facility	$—	$2,044	$5,025
Interest expense on building loan and other	$614	$(989)	$650
Capitalized interest	$—	$—	$(710)
Amortization of loan costs	$420	$—	$3,092
Interest on DIP Credit Facility	$—	$3,104	$—
Interest on Exit Facility	$1,366	$—	$—
Interest on First-Out Term Loan	$1,238	$—	$—
Interest on Successor Senior Notes	$5,256	$—	$—
Total interest expense	$8,894	$4,159	$65,356

Interest expense per Mcfe	$0.20	$0.03	$0.35
The decrease in interest expense during the Current Predecessor YTD Period compared to the Prior Predecessor YTD Period was due to the cessation of interest accrual on borrowings classified as subject to compromise as of the petition date.
Gain on Debt Extinguishment
During the Prior Predecessor YTD Period, we repurchased in the open market $73.3 million aggregate principal amount of our Predecessor Senior Notes for $22.8 million in cash and recognized a $49.6 million gain on debt extinguishment. We did not repurchase any of our senior notes in the Successor Period or Current Predecessor YTD Period.
Equity Investments

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Loss from equity method investments, net	$—	$342	$342	$10,834
During the Prior Predecessor YTD Period, our share of net loss from Mammoth was in excess of the carrying value of our investment, which reduced our investment to zero. Our carrying value remained at zero through the Current Predecessor YTD Period until the use of Mammoth Shares to settle Class 4A claims at the Emergence Date. See Note 13 to our consolidated financial statements for further discussion on our equity investments.

Reorganization Items, Net.
The following table summarizes the components in reorganization items, net included in our consolidated statements of operations for the Successor Period and Current Predecessor YTD Period ended June 30, 2021:

	Successor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021
Legal and professional advisory fees	$—	$(81,565)
Net gain on liabilities subject to compromise	—	575,182
Fresh start adjustments, net	—	(160,756)
Elimination of predecessor accumulated other comprehensive income	—	(40,430)
Debt issuance costs	—	(3,150)
Other items, net	—	(22,383)
Reorganization items, net	$—	$266,898
We have incurred and will continue to incur additional gains and losses associated with our reorganization, primarily related to legal and professional fees related to our ongoing Chapter 11 cases.
Income Taxes
We recorded an income tax benefit of $8.0 million during the Current Predecessor YTD Period as a result of an Oklahoma refund claim associated with an examination relating to historical tax returns . We did not record any income tax expense for the Successor Period as a result of maintaining a full valuation allowance against our net deferred tax asset. For the Prior Predecessor YTD Period, we had an effective tax rate of 0.7% and tax expense of $7.3 million as a result of the sale of assets and a corresponding adjustment to the valuation allowance on remaining state net operating loss carryforwards.
Liquidity and Capital Resources
Overview. We strive to maintain sufficient liquidity to ensure financial flexibility, withstand commodity price volatility and fund our development projects, operations and capital expenditures and return capital to shareholders. We utilize derivative contracts to reduce the financial impact of commodity price volatility and provide a level of certainty to the Company's cash flows. Historically, we have generally funded our operations, planned capital expenditures, debt repurchases and share repurchases with cash flow from our operating activities, cash on hand and borrowings under our revolving credit facility. We also periodically access debt and equity markets and sell properties to enhance our liquidity.

For the Successor Period, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, and our primary uses of cash have been for development of our oil and natural gas properties. Historically, our primary sources of capital funding and liquidity have been our operating cash flow, borrowings under our credit agreements and issuances of equity and debt securities. Our ability to issue additional indebtedness, dispose of assets or access the capital markets was substantially limited or nonexistent during the Chapter 11 Cases and required court approval in most instances. Accordingly, our liquidity in the Predecessor periods depended mainly on cash generated from operating activities and available funds under the DIP Credit Facility in the 2021 Predecessor Period and Pre-Petition Revolving Credit Facility in the 2020 Predecessor Period.
We believe our annual free cash flow generation, borrowing capacity under the Exit Credit Facility, and cash on hand will provide sufficient liquidity to fund our operations, capital expenditures, interest expense, debt repayments and any quarterly cash dividend payments, if declared by the Board during the next 12 months. To the extent that we sell assets in the future, we plan to use the proceeds to fund on-going operations, reduce debt and for general corporate purposes.
As of June 30, 2021, we had $9.4 million of cash and cash equivalents, $105.0 million of borrowings under our Exit Facility, $180.0 million of borrowings under our First-Out Term Loan, $114.8 million of letters of credit outstanding, and $550 million of outstanding 2026 Notes. Our total principal amount of funded debt as of June 30, 2021 was $835.0 million. As of August 2, 2021, we had available liquidity of $161.9 million. To the extent actual operating results, realized commodity prices or uses of cash differ from our assumptions, our liquidity could be adversely affected. See Note 5 of the notes to our consolidated financial statements for further discussion of our debt obligations, including principal and carrying amounts of our notes.
Post-Emergence Debt. On the Emergence Date, pursuant to the terms of the Plan, we entered into a reserve-based credit agreement providing for the Exit Credit Facility, which features an initial borrowing base of $580.0 million. The Exit Credit Facility consists of the Exit Facility and the First-Out Term Loan. The borrowing base will be redetermined semiannually on or around May 1 and November 1 of each year. The next scheduled redetermination will be on or around November 1, 2021.
The Exit Facility provides for a $150.0 million sublimit of the aggregate commitments that is available for the issuance of letters of credit. The Exit Facility also includes a $40 million availability blocker that remains in place until Successful Midstream Resolution (as defined in the Exit Credit Agreement), as discussed in Note 9. The Exit Facility bears interest at a rate equal to, at our election, either (a) LIBOR plus an applicable margin that varies from 3.00% to 4.00% per annum or (b) a base rate plus an applicable margin that varies from 2.00% to 3.00% per annum. The First-Out Term Loan Facility bears interest at a rate equal to, at Gulfport’s election, either (a) LIBOR (subject to a 1.00% floor) plus 4.50% or (b) a base rate (subject to a 2.00% floor) plus 3.50%. As of June 30, 2021, the Exit Facility and the First-Out Term Loan Facility bore interest at weighted average rates of 4.50% and 5.50%, respectively.
Additionally, on the Emergence Date, pursuant to the terms of the Plan, we issued $550 million aggregate principal amount of our Successor Senior Notes.
The Successor Senior Notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries that guarantee the Exit Credit Facility.
See Note 5 for additional discussion of our post-emergence debt.
Preferred Dividends. As discussed in Note 6 of the notes to our consolidated financial statements, holders of New Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of 10% per annum of the Liquidation Preference (as defined below) with respect to cash dividends and 15% per annum of the Liquidation Preference with respect to dividends paid in kind as additional shares of New Preferred Stock (“PIK Dividends”). Gulfport must pay PIK Dividends for so long as the quotient obtained by dividing (i) Total Net Funded Debt (as defined in the Exit Credit Facility) by (ii) the last twelve (12) months of EBITDAX (as defined in the Exit Credit Facility) calculated as at the applicable record date is equal to or greater than 1.50. If such ratio is less than 1.50 such dividend may be paid in either cash or as PIK Dividends, subject to certain conditions.
On June 30, 2021, the company paid dividends on its New Preferred Stock, which included 1,006 shares of New Preferred Stock paid in kind and approximately $25 thousand of cash-in-lieu of fractional shares.
Supplemental Guarantor Financial Information. The Successor Senior Notes are guaranteed on a senior unsecured basis by all existing consolidated subsidiaries that guarantee our Exit Facility or certain other debt (the “Guarantors”). The Senior Notes are not guaranteed by Grizzly Holdings or Mule Sky, LLC (the “Non-Guarantors”). The Guarantors are 100% owned by the Parent, and the guarantees are full, unconditional, joint and several. There are no significant restrictions on the ability of the Parent or the Guarantors to obtain funds from each other in the form of a dividend or loan. The guarantees rank equally in the right of payment with all of the senior indebtedness of the subsidiary guarantors and senior in the right of payment to any future subordinated indebtedness of the subsidiary guarantors. The Successor Senior Notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness (including all borrowings and other obligations under our amended and restated credit agreement) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries that do not guarantee the Successor Senior Notes.

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
As of June 30, 2021, we had the following open natural gas, oil and NGL derivative instruments:

Natural Gas Derivatives
Year	Type of Derivative Instrument	Index	Daily Volume (MMBtu/day)	Weighted Average Price ($)
2021	Swaps	NYMEX Henry Hub	221,500	$2.79
2022	Swaps	NYMEX Henry Hub	80,411	$2.80
2021	Basis Swaps	Rex Zone 3	66,576	$(0.16)
2022	Basis Swaps	Rex Zone 3	24,658	$(0.10)
2021	Costless Collars	NYMEX Henry Hub	575,000	$2.58/$2.97
2022	Costless Collars	NYMEX Henry Hub	406,747	$2.58/$2.91
2022	Sold Call Options	NYMEX Henry Hub	152,675	$2.90
2023	Sold Call Options	NYMEX Henry Hub	627,675	$2.90
Oil Derivatives
Year	Type of Derivative Instrument	Index	Daily Volume (Bbl/day)	Weighted Average Price ($)
2021	Swaps	NYMEX WTI	3,250	$57.35
2022	Swaps	NYMEX WTI	1,000	$67.00
2022	Costless Collars	NYMEX WTI	1,500	$55.00/$60.00
NGL Derivatives
Year	Type of Derivative Instrument	Index	Daily Volume (Bbl/day)	Weighted Average Price ($)
2021	Swaps	Mont Belvieu C3	3,100	$27.80
2022	Swaps	Mont Belvieu C3	496	$27.30
See Note 10 of the notes to our consolidated financial statements for further discussion of derivatives and hedging activities.
Capital Expenditures. Our capital expenditures have historically been related to the execution of our drilling and completion activities in addition to certain lease acquisition activities. Our capital investment strategy is focused on prudently developing our existing properties to generate sustainable cash flow considering current and forecasted commodity prices.
Our capital expenditures for 2021 are currently estimated to be in the range of $270 million to $290 million for drilling and completion expenditures. In addition, we currently expect to spend approximately $20 million in 2021 for non-drilling and completion expenditures, which includes acreage expenses, primarily lease extensions in the Utica Shale.
Proceeds from Issuance of Preferred Stock. On the Emergence Date, pursuant to the Plan, we conducted a Rights Offering and issued and issued 50,000 shares of New Preferred Stock at $1,000 per share to holders of claims against the Predecessor Subsidiaries, raising $50 million in proceeds.
Cash Flow from Operating Activities. Net cash flow provided by operating activities was $38.4 million for the Successor Period and $172.2 million for the Current Predecessor YTD Period as compared to $247.2 million for the Prior Predecessor YTD Period. These decrease were primarily the result of reorganization items related to our Chapter 11 Cases, offset partially by an increase in cash receipts from our oil and natural gas purchasers due to increased realized commodities pricing.

Uses of Funds. The following table presents the uses of our cash and cash equivalents for the successor period, Current Predecessor YTD Period, and the Prior Predecessor YTD Period:

	Successor	Predecessor
	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2020
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$37,009	$94,128	$255,904
Leasehold acquisitions	422	2,752	10,098
Other	2,993	5,450	8,849
Total oil and natural gas property expenditures	$40,424	$102,330	$274,851
Other Uses of Cash and Cash Equivalents
Principal payments on pre-petition revolving credit facility, net	$—	$292,911	$—
Principal payments on DIP credit facility	—	157,500	—
Principal payments on exit credit facility, net	17,751	—	—
Cash paid to repurchase senior notes	—	—	22,827
Other	1,227	7,497	801
Total other uses of cash and cash equivalents	$18,978	$457,908	$23,628
Total uses of cash and cash equivalents	$59,402	$560,238	$298,479
Drilling and Completion Costs. During the Current Combined YTD Period, we spud 10 gross and net and commenced sales from nine gross and net operated wells in the Utica for a total cost of approximately $91.9 million. During the Current Combined YTD Period, we spud two gross (1.97 net) and commenced sales from 11 gross (9.3 net) operated wells in the SCOOP for a total cost of approximately $52.8 million.
During the six months ended June 30, 2021, we did not participate in any wells that were spud or turned to sales by other operators on our Utica acreage. In addition, five gross (0.001 net) wells were spud and 16 gross (0.05 net) wells were turned to sales by other operators on our SCOOP acreage during the Current Combined YTD Period.
Drilling and completion costs presented in this section reflect incurred costs while drilling and completion costs presented above in Uses of Funds section reflect cash payments for drilling and completions. Incurred capital expenditures and cash capital expenditures may vary from period to period due to the cash payment cycle.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities. See Note 3 for discussion of changes in contractual obligations as a result of emergence from bankruptcy. See Note 9 of the notes to our consolidated financial statements for discussion of our firm transportation and gathering agreements subsequent to the Emergence Date. There have been no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of June 30, 2021, our material off-balance sheet arrangements and transactions include $114.8 million in letters of credit outstanding against our Exit Facility and $90.7 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily on certain firm transportation agreements. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 9 to our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Critical Accounting Policies and Estimates
As of June 30, 2021, there have been no significant changes in our critical accounting policies from those disclosed in our 2020 Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect or anticipate will or may occur in the future, including the expected impact of the COVID-19 pandemic on our business, our industry and the global economy, estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements.
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
As of June 30, 2021, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
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
To mitigate the effects of commodity price fluctuations on our oil and natural gas production, we had the following open fixed price swap positions at June 30, 2021:

	Location	Daily Volume	Weighted Average Price
Natural Gas (MMBtu/day)
Remaining 2021	NYMEX Henry Hub	221,500	$2.79
2022	NYMEX Henry Hub	80,411	$2.80

Oil (Bbl/day)
Remaining 2021	NYMEX WTI	3,250	$57.35
2022	NYMEX WTI	1,000	$67.00

NGL (Bbl/day)
Remaining 2021	Mont Belvieu C3	3,100	$27.80
2022	Mont Belvieu C3	496	$27.30

In the second half of 2019, we sold 2022 and 2023 natural gas call options in exchange for a premium, and used the associated premiums to enhance the fixed price on certain natural gas swaps that settled in 2020. Each call option has an established ceiling price of $2.90/MMBtu. If monthly NYMEX natural gas prices settle above the $2.90 ceiling price, we are required to pay the option counterparty an amount equal to the difference between the referenced NYMEX natural gas settlement price and $2.90 multiplied by the hedged contract volumes. Below is a summary of our sold call option positions as of June 30, 2021.

	Location	Daily Volume	Weighted Average Price
Natural Gas (MMBtu/day)
2022	NYMEX Henry Hub	152,675	$2.90
2023	NYMEX Henry Hub	627,675	$2.90
Below is a summary of our costless collar positions as of June 30, 2021:

	Location	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas (MMBtu/day)
Remaining 2021	NYMEX Henry Hub	575,000	$2.58	$2.97
2022	NYMEX Henry Hub	406,747	$2.58	$2.91

Oil (Bbl/day)
2022	NYMEX WTI	1,500	$55.00	$60.00
Below is a summary of our basis swap positions as of June 30, 2021:

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas (MMBtu/day)
Remaining 2021	Rex Zone 3	NYMEX Plus Fixed Spread	66,576	$(0.16)
2022	Rex Zone 3	NYMEX Plus Fixed Spread	24,658	$(0.10)

Our fixed price swap contracts are tied to the commodity prices on NYMEX Henry Hub for natural gas, NYMEX WTI for oil, and Mont Belvieu for propane, pentane and ethane. We will receive the fixed priced amount stated in the contract and pay to its counterparty the current market price as listed on the applicable index.
Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At June 30, 2021, we had a net liability derivative position of $301.0 million as compared to a net asset derivative position of $3.3 million as of June 30, 2020. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $160.3 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $145.1 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Interest Rate Risk. Our revolving amended and restated credit agreement is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States, or, if the eurodollar rates are elected, the eurodollar rates. At June 30, 2021, we had $105.0 million in borrowings outstanding under our Exit Facility which bore interest at a weighted average rate of 4.50%. At June 30, 2021, we had $180.0 million in borrowings outstanding under our First-Out Term Loan which bore interest at a weighted average rate of 5.50%. As of June 30, 2021, we did not have any interest rate swaps to hedge interest rate risks.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures. Under the supervision of our Chief Executive Officer and our Chief Financial Officer, and with participation of management, we have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
As of June 30, 2021, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures are effective.
In designing and evaluating the Company's disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and the application of judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company's controls will succeed in achieving their goals under all potential future conditions.
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
The information with respect to this Item 1. Legal Proceedings is set forth in Note 9 in the accompanying condensed consolidated financial statements.

ITEM 1A.	RISK FACTORS
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock or senior notes are described below and under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Risks Related to our Emergence from Bankruptcy

We recently emerged from bankruptcy, which may adversely affect our business and relationships.

It is possible that our having filed for bankruptcy and our recent emergence from bankruptcy may adversely affect our business and relationships with customers, vendors, contractors or employees. Due to uncertainties, many risks exist, including the following:
•key vendors or other contract counterparties may terminate their relationships with us or require additional financial assurances or enhanced performance from us;
•our ability to renew existing contracts and compete for new business may be adversely affected;
•our ability to attract, motivate and/or retain key executives may be adversely affected; and
•competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations in the future.

Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby.

In connection with the disclosure statement we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from bankruptcy. Those projections were prepared solely for the purpose of bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.

The market price of our securities is subject to volatility.

Upon our emergence from bankruptcy, our old common stock was cancelled and we issued New Common Stock. The market price of our New Common Stock could be subject to wide fluctuations in response to, and the level of trading that develops with our New Common Stock may be affected by, numerous factors, many of which are beyond our control. These factors include, among other things, our new capital structure as a result of the transactions contemplated by the Plan, our limited trading history subsequent to our emergence from bankruptcy, our limited trading volume, the lack of comparable historical financial information due to our adoption of fresh start accounting, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Part II, Item 1A of this Quarterly Report on Form 10-Q.

Upon emergence from bankruptcy, the composition of our board of directors changed significantly.

The composition of our board of directors changed significantly upon emergence from bankruptcy. Our new board is comprised of five directors, including the Company's Interim Chief Executive Officer, Timothy Cutt, and four non-employee directors, David Wolf, Guillermo Martinez, Jason Martinez and David Reganato. While we expect to engage in an orderly transition process as we integrate newly appointed board members, our new board of directors may change views on strategic initiatives and a range of issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

Future sales or the availability for sale of substantial amounts of our common stock, or the perception that these sales may occur, could adversely affect the trading price of our common stock and could impair our ability to raise capital through future sales of equity securities.

A large percentage of our common stock is held by a relatively small number of investors. In connection with our emergence from bankruptcy protection, we entered into the Registration Rights Agreement pursuant to which we have agreed to file a registration statement with the SEC to facilitate potential future sales of our common stock by such investors. Sales of a substantial number of shares of our common stock in the public markets, or even the perception that these sales might occur (such as upon the filing of the aforementioned registration statement), could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.

We cannot predict the effect that future sales of our common stock will have on the price at which the common stock trades. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect the trading price of our common stock.

Our amended and restated certificate of incorporation provides, subject to certain exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us, our stockholders, our creditors or other constituents; (iii) any action asserting a claim against us, any director or our officers arising pursuant to any provision of the DGCL, our certificate of incorporation or our by-laws; or (iv) any action asserting a claim against us, any director or our officers that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors or officers or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
    None.
Issuer Repurchases of Equity Securities
    Our common stock repurchase activity for the Successor Period and Current Predecessor Quarter was as follows:

Predecessor Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs
April	10,470	$0.05	—

(1)
During April 2021, we repurchased and canceled 10,470 shares of our common stock at a weighted average price of $0.05 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Our Bankruptcy Filing described above constitutes an event of default that accelerated our obligations under our Pre-Petition Revolving Credit Facility and our Predecessor Senior Notes. Under the Bankruptcy Code, the creditors under these debt agreements were stayed from taking any action against us as a result of an event of default. See Note 3 and Note 5 to the unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional details about the impact of the Plan on these amounts.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Based on assumption of additional responsibilities, Mr. Craine’s title was changed to Chief Legal and Administrative Officer and his base salary was increased to $450,000 annually.

ITEM 6.	EXHIBITS

INDEX OF EXHIBITS
		Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and its Debtor Subsidiaries, dated April 14, 2021.	8-K	001-19514	2.2	4/29/2021

3.1	Amended and Restated Certificate of Incorporation of Gulfport Energy Corporation.	8-K	000-19514	3.1	5/17/2021

3.2	Amended and Restated Bylaws of Gulfport Energy Corporation.	8-K	000-19514	3.2	5/17/2021

4.1	1145 Indenture, dated as of May 17, 2021, by and among Gulfport Energy Corporation, UMB Bank, National Association, as trustee, and the guarantors party thereto (including the form of note attached thereto).	8-K	000-19514	4.1	5/17/2021

4.2	4(a)(2) Indenture, dated as of May 17, 2021, by and among Gulfport Energy Corporation, UMB Bank, National Association, as trustee, and the guarantors party thereto (including the form of note attached thereto).	8-K	000-19514	4.2	5/17/2021

10.1	Second Amended and Restated Credit Agreement, dated as of May 17, 2021, by and among Gulfport Energy Corporation, The Bank of Nova Scotia, the lenders party thereto, and the guarantors party thereto.	8-K	001-19514	10.1	5/17/2021

10.2	Registration Rights Agreement, dated as of May 17, 2021, by and among Gulfport Energy Corporation and the holders party thereto.	8-K	001-19514	10.2	5/17/2021

10.3	Cooperation Agreement, dated as of May 17, 2021, by and among Gulfport Energy Corporation and Silver Point Capital, L.P.	8-K	001-19514	10.3	5/17/2021

10.4*	Interim CEO Agreement by and among Timothy Cutt and Gulfport, effective as of May 17, 2021.	8-K	000-19514	10.4	5/17/2021

10.5*	Employment Agreement by and among William Buese and Gulfport, effective as of May 17, 2021.	8-K	000-19514	10.5	5/17/2021

10.6*	Gulfport Energy Corporation 2021 Stock Incentive Plan.	8-K	000-19514	10.6	5/17/2021

10.7*	Form of Employee Restricted Stock Unit Award Agreement			10.7		X

10.8*	Form of Director Restricted Stock Unit Award Agreement			10.8		X

10.9*	Form of Performance-Based Restricted Stock Unit Award Agreement			10.9		X

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	X

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
X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
*	Management contract or compensatory plan or arrangement

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 9, 2021

GULFPORT ENERGY CORPORATION

By:	/s/ William Buese
William Buese Chief Financial Officer