Form 10-Q
period 2022-03-31
GULFPORT ENERGY CORP
filed 2022-05-04
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
 Yes  ☒    No  ☐
As of April 25, 2022, 20,933,661 shares of the registrant’s common stock were outstanding.

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

1145 Indenture. Agreement dated May 17, 2021 between the Company, UMB Bank, National Association, as trustee, and the guarantors party thereto, under section 1145 of the Bankruptcy Code for our 8.000% Senior Notes due 2026.

2026 Senior Notes. 8.000% Senior Notes due 2026.

4(a)(2) Indenture. Certain eligible holders have made an election entitling such holders to receive senior notes issued pursuant to an indenture, dated as of May 17, 2021, by and among the Company, UMB Bank, National Association, as trustee, and the guarantors party thereto, under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as opposed to its share of the up to $550 million aggregate principal amount of our Senior Notes due 2026. The 4(a)(2) Indenture’s terms are substantially similar to the terms of the 1145 Indenture. The primary differences between the terms of the 4(a)(2) Indenture and the terms of the 1145 Indenture are that (i) affiliates of the Issuer holding 4(a)(2) Notes are permitted to vote in determining whether the holders of the required principal amount of indenture securities have concurred in any direction or consent under the 4(a)(2) Indenture, while affiliates of the Issuer holding 1145 Notes will not be permitted to vote on such matters under the 1145 Indenture, (ii) the covenants of the 1145 Indenture (other than the payment covenant) require that the Issuer comply with the covenants of the 4(a)(2) Indenture, as amended, and (iii) the 1145 Indenture requires that the 1145 Securities be redeemed pro rata with the 4(a)(2) Securities and that the 1145 Indenture be satisfied and discharged if the 4(a)(2) Indenture is satisfied and discharged.

ASC. Accounting Standards Codification.

Bankruptcy Code. Chapter 11 of Title 11 of the United States Code.

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

DD&A. Depreciation, depletion and amortization.

Disputed Claims Reserve. Reserve used to settle any pending claims of unsecured creditors that were in dispute as of the effective date of the Plan.

Emergence Date. May 17, 2021.

GAAP. Accounting principles generally accepted in the United States of America.

Gross Acres or Gross Wells. Refers to the total acres or wells in which a working interest is owned.

Guarantors. All existing consolidated subsidiaries that guarantee the Company's revolving credit facility or certain other debt.

Incentive Plan. Gulfport Energy Corporation Stock Incentive Plan effective on the Emergence Date.

Indentures. Collectively, the 1145 Indenture and the 4(a)(2) Indenture governing the 2026 Senior Notes.

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

NYMEX. New York Mercantile Exchange.

Plan. The Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and Its Debtor Subsidiaries.

Predecessor Quarter. Period from January 1, 2021 through March 31, 2021.

Repurchase Program. A stock repurchase program to acquire up to $100 million of Gulfport's outstanding common stock. It is authorized to extend through December 31, 2022, and may be suspended from time to time, modified, extended or discontinued by the board of directors at any time.

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

SEC. The United States Securities and Exchange Commission.

Section 382. Internal Revenue Code Section 382.

SOFR. Secured Overnight Financing Rate.

Successor Quarter. Period from January 1, 2022 through March 31, 2022.

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

WTI. Refers to West Texas Intermediate.

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect or anticipate will or may occur in the future, including the expected impact of the novel coronavirus disease (COVID-19) pandemic and the war in Ukraine on our business, our industry and the global economy, estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), share repurchases, business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements.
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
Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in Item 1A. “Risk Factors” and Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this Form 10-Q. All forward-looking statements speak only as of the date of this Form 10-Q.
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

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor
	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,898	$3,260
Accounts receivable—oil and natural gas sales	206,869	232,854
Accounts receivable—joint interest and other	38,480	20,383
Prepaid expenses and other current assets	5,348	12,359
Short-term derivative instruments	15,720	4,695
Total current assets	272,315	273,551
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	2,030,289	1,917,833
Unproved properties	203,678	211,007
Other property and equipment	5,420	5,329
Total property and equipment	2,239,387	2,134,169
Less: accumulated depletion, depreciation and amortization	(340,709)	(278,341)
Total property and equipment, net	1,898,678	1,855,828
Other assets:
Long-term derivative instruments	20,696	18,664
Operating lease assets	274	322
Other assets	19,557	19,867
Total other assets	40,527	38,853
Total assets	$2,211,520	$2,168,232

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$398,067	$394,011
Short-term derivative instruments	820,255	240,735
Current portion of operating lease liabilities	173	182
Total current liabilities	1,218,495	634,928
Non-current liabilities:
Long-term derivative instruments	281,622	184,580
Asset retirement obligation	28,972	28,264
Non-current operating lease liabilities	100	140
Long-term debt	573,996	712,946
Total non-current liabilities	884,690	925,930
Total liabilities	$2,103,185	$1,560,858
Commitments and contingencies (Note 7)
Mezzanine Equity:
Preferred stock - $0.0001 par value, 110.0 thousand shares authorized, 57.9 thousand issued and outstanding at March 31, 2022 and December 31, 2021	57,878	57,896
Stockholders’ Equity:
Common stock - $0.0001 par value, 42.0 million shares authorized, 21.1 million issued and outstanding at March 31, 2022, and 20.6 million issued and outstanding at December 31, 2021	2	2
Additional paid-in capital	662,573	692,521
Common stock held in reserve, 62 thousand shares at March 31, 2022, and 938 thousand shares at December 31, 2021	(1,996)	(30,216)
Accumulated deficit	(604,804)	(112,829)
Treasury stock, at cost - 59.6 thousand at March 31, 2022, and no shares at December 31, 2021	(5,318)	—
Total stockholders’ equity	$50,457	$549,478
Total liabilities, mezzanine equity and stockholders’ equity	$2,211,520	$2,168,232

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
REVENUES:
Natural gas sales	$405,212	$235,321
Oil and condensate sales	30,239	18,239
Natural gas liquid sales	45,284	23,776
Net loss on natural gas, oil and NGL derivatives	(788,551)	(29,978)
Total Revenues	(307,816)	247,358
OPERATING EXPENSES:
Lease operating expenses	17,644	12,653
Taxes other than income	12,468	8,704
Transportation, gathering, processing and compression	84,792	105,867
Depreciation, depletion and amortization	62,284	41,147
Impairment of other property and equipment	—	14,568
General and administrative expenses	7,105	12,757
Accretion expense	692	805
Total Operating Expenses	184,985	196,501
(LOSS) INCOME FROM OPERATIONS	(492,801)	50,857
OTHER (INCOME) EXPENSE:
Interest expense	13,984	3,261
Loss from equity method investments, net	—	342
Reorganization items, net	—	38,721
Other, net	(14,810)	(247)
Total Other (Income) Expense	(826)	42,077
(LOSS) INCOME BEFORE INCOME TAXES	(491,975)	8,780
Income tax expense	—	—
NET (LOSS) INCOME	$(491,975)	$8,780
Dividends on preferred stock	$(1,447)	$—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(493,422)	$8,780

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(23.23)	$0.05
Diluted	$(23.23)	$0.05
Weighted average common shares outstanding—Basic	21,242	160,813
Weighted average common shares outstanding—Diluted	21,242	160,813
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net (loss) income	$(491,975)	$8,780
Foreign currency translation adjustment	—	2,570
Other comprehensive income	—	2,570
Comprehensive (loss) income	$(491,975)	$11,350

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

			Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2021 (Predecessor)	160,762	$1,607	—	$—	—	$4,213,752	$(43,000)	$(4,472,859)	$(300,500)
Net income	—	—	—	—	—	—	—	8,780	8,780
Other comprehensive income	—	—	—	—	—	—	2,570	—	2,570
Stock compensation	—	—	—	—	—	1,419	—	—	1,419
Shares repurchased	(86)	(1)	—	—	—	(7)	—	—	(8)
Issuance of restricted stock	203	3	—	—	—	(2)	—	—	1
Balance at March 31, 2021 (Predecessor)	160,878	$1,609	—	$—	$—	$4,215,162	$(40,430)	$(4,464,079)	$(287,738)

			Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2022 (Successor)	21,537	$2	(938)	$(30,216)	$—	$692,521	$—	$(112,829)	$549,478
Net loss	—	—	—	—	—	—	—	(491,975)	(491,975)
Conversion of preferred stock	1	—	—	—	—	18	—	—	18
Stock compensation	—	—	—	—	—	1,755	—	—	1,755
Shares repurchased	(378)	—	—	—	(5,318)	(30,194)	—	—	(35,512)
Issuance of common stock held in reserve	—	—	876	28,220	—	—	—	—	28,220
Issuance of restricted stock	2	—	—	—	—	(80)	—	—	(80)
Dividends on preferred stock	—	—	—	—	—	(1,447)	—	—	(1,447)
Balance at March 31, 2022 (Successor)	21,162	$2	(62)	$(1,996)	$(5,318)	$662,573	$—	$(604,804)	$50,457

 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Cash flows from operating activities:
Net (loss) income	$(491,975)	$8,780
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	62,284	41,147
Impairment of other property and equipment	—	14,568
Loss from equity investments	—	342
Net loss on derivative instruments	788,551	29,978
Net cash (payments) receipts on settled derivative instruments	(125,046)	125
Other	2,690	1,574
Changes in operating assets and liabilities, net	17,192	26,661
Net cash provided by operating activities	253,696	123,175
Cash flows from investing activities:
Additions to oil and natural gas properties	(80,271)	(56,895)
Proceeds from sale of oil and natural gas properties	—	15
Other	(7)	(296)
Net cash used in investing activities	(80,278)	(57,176)
Cash flows from financing activities:
Principal payments on pre-petition revolving credit facility	—	(2,202)
Borrowings on pre-petition revolving credit facility	—	26,050
Principal payments on Credit Facility	(456,000)	—
Borrowings on Credit Facility	317,000	—
Repurchase of common stock under Repurchase Program	(30,192)	—
Dividends on preferred stock	(1,447)	—
Other	(141)	(7)
Net cash (used in) provided by financing activities	(170,780)	23,841
Net increase in cash, cash equivalents and restricted cash	2,638	89,840
Cash, cash equivalents and restricted cash at beginning of period	3,260	89,861
Cash, cash equivalents and restricted cash at end of period	$5,898	$179,701
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.BASIS OF PRESENTATION
Description of Company
Gulfport Energy Corporation (the "Company" or "Gulfport") is an independent natural gas-weighted exploration and production company focused on the production of natural gas, crude oil and NGL in the United States. The Company's principal properties are located in eastern Ohio targeting the Utica and in central Oklahoma targeting the SCOOP Woodford and SCOOP Springer formations. Gulfport filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code on November 13, 2020, and subsequently operated as a debtor-in-possession, in accordance with applicable provisions of the Bankruptcy Code, until its emergence on May 17, 2021. The Company refers to the post-emergence reorganized organization in the condensed financial statements and footnotes as the "Successor" for periods subsequent to May 17, 2021, and the pre-emergence organization as "Predecessor" for periods on or prior to May 17, 2021.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Gulfport were prepared in accordance with GAAP and the rules and regulations of the SEC.
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the financial position and periods as of and for the three months ended March 31, 2022 ("Successor Quarter") and the three months ended March 31, 2021 (“Predecessor Quarter”). The Company's annual report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) should be read in conjunction with this Form 10-Q. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our wholly-owned subsidiaries. Intercompany accounts and balances have been eliminated. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code
In connection with the Company's emergence from bankruptcy and in accordance with ASC 852, the Company qualified for and applied fresh start accounting on the Emergence date. For further information on the Company’s reorganization value and the resulting fresh start adjustments made on the Emergence Date, refer to the “Fresh Start Accounting” footnote in the notes to the consolidated financial statements in Item 8 of the Company’s 2021 Form 10-K.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	Successor
	March 31, 2022	December 31, 2021
Accounts payable and other accrued liabilities	$183,786	$143,938
Revenue payable and suspense	173,285	180,857
Accrued contract rejection damages and shares held in reserve	40,996	69,216
Total accounts payable and accrued liabilities	$398,067	$394,011
Reorganization Items, Net
In the Predecessor Quarter, the Company incurred significant expenses related to its Chapter 11 filing. The amount of these items, which were incurred in reorganization items, net within the Company's accompanying consolidated statements of operations, significantly affected the Company's statements of operations. The Company also incurred adjustments for allowable claims related to its legal proceedings and executory contracts approved for rejection by the Bankruptcy Court.
The following table summarizes the components in reorganization items, net included in the Company's consolidated statements of operations for the Predecessor Quarter (in thousands):

Predecessor
Three Months Ended March 31, 2021
Legal and professional fees	$40,783
Adjustment to allowed claims	2,088
Gain on settlement of pre-petition accounts payable	(4,150)
Reorganization items, net	$38,721
Other Income
Other, net included in the Company's consolidated statements of operations for the Successor Quarter included $11.5 million related to the TC claim distribution received as discussed in Note 7.
Supplemental Cash Flow and Non-Cash Information (in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Supplemental disclosure of cash flow information:
Cash paid for reorganization items, net	$—	$21,367
Interest payments	$2,110	$4,763
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable - oil and natural gas sales	$25,985	$(14,117)
Increase in accounts receivable - joint interest and other	(17,722)	(478)
Increase in accounts payable and accrued liabilities	2,135	15,555
Decrease in prepaid expenses	6,811	26,356
Increase in other assets	(17)	(655)
Total changes in operating assets and liabilities	$17,192	$26,661
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$597	$630
Asset retirement obligation capitalized	$16	$483
Release of common stock held in reserve	$28,220	$—
Foreign currency translation gain on equity method investments	$—	$2,570

2.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A and impairment as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	Successor
	March 31, 2022	December 31, 2021
Proved oil and natural gas properties	$2,030,289	$1,917,833
Unproved properties	203,678	211,007
Other depreciable property and equipment	5,034	4,943
Land	386	386
Total property and equipment	2,239,387	2,134,169
Accumulated DD&A and impairment	(340,709)	(278,341)
Property and equipment, net	$1,898,678	$1,855,828
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. At March 31, 2022, the net book value of the Company's oil and gas properties was below the calculated ceiling for the period leading up to March 31, 2022. As a result, the Company did not record an impairment of its oil and natural gas properties for the Successor Quarter. The Company did not record impairment of its oil and natural gas properties for the Predecessor Quarter.
Certain general and administrative costs are capitalized to the full cost pool and represent management’s estimate of costs incurred directly related to exploration and development activities. All general and administrative costs not capitalized are charged to expense as they are incurred. Capitalized general and administrative costs were approximately $4.7 million and $5.5 million for the Successor Quarter and Predecessor Quarter, respectively.
The Company evaluates the costs excluded from its amortization calculation at least annually. Individually insignificant unevaluated properties are grouped for evaluation and periodically transferred to evaluated properties over a timeframe consistent with their expected development schedule.
The following table summarizes the Company’s non-producing properties excluded from amortization by area as of March 31, 2022:

Successor
March 31, 2022
(In thousands)
Utica	$168,809
SCOOP	34,865
Other	4
Total unproved properties	$203,678

Asset Retirement Obligation
The following table provides a reconciliation of the Company’s asset retirement obligation for the Successor and Predecessor Quarters (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Asset retirement obligation, beginning of period	$28,264	$63,566
Liabilities incurred	16	483
Accretion expense	692	805
Total asset retirement obligation as of end of period	$28,972	$64,854
Less: amounts reclassified to liabilities subject to compromise	$—	$(64,854)
Total asset retirement obligation reflected as non-current liabilities	$28,972	$—
3.DEBT
Debt consisted of the following items as of March 31, 2022 and December 31, 2021 (in thousands):

	Successor
	March 31, 2022	December 31, 2021
Credit Facility	$25,000	$164,000
8.000% senior unsecured notes due 2026	550,000	550,000
Net unamortized debt issuance costs	(1,004)	(1,054)
Total debt, net	573,996	712,946
Less: current maturities of long-term debt	—	—
Total long-term debt, net	$573,996	$712,946
Credit Facility
On October 14, 2021, the Company entered into the Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lender parties ("Credit Facility"). The Credit Facility provides for an aggregate maximum principal amount of up to $1.5 billion, an initial borrowing base of $850.0 million and an initial aggregate elected commitment amount of $700.0 million. The credit agreement also provides for a $175.0 million sublimit of the aggregate commitments that is available for the issuance of letters of credit. The Credit Facility matures October 14, 2025.
As of March 31, 2022, the Company had $25.0 million outstanding borrowings under the Credit Facility and $113.2 million in letters of credit outstanding. As of March 31, 2022, the Company was in compliance with all covenants under the Credit Facility.
The Credit Facility bears interest at a rate equal to, at the Company’s election, either (a) LIBOR plus an applicable margin that varies from 2.75% to 3.75% per annum or (b) a base rate plus an applicable margin that varies from 1.75% to 2.75% per annum, based on borrowing base utilization. The Company is required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the current aggregate commitments under the Credit Facility. The Company is also required to pay customary letter of credit and fronting fees.
The borrowing base will be redetermined semiannually on or around May 1 and November 1 of each year, with the first scheduled redetermination to be on or around May 1, 2022. On May 2, 2022, the Company completed its semi-annual borrowing base redetermination as discussed in Note 13.
As of March 31, 2022, the Credit Facility bore interest at a weighted average rate of 3.21%.

The credit agreement requires the Company to maintain as of the last day of each fiscal quarter (i) a net funded leverage ratio of less than or equal to 3.25 to 1.00, and (ii) a current ratio of greater than or equal to 1.00 to 1.00.
The obligations under the Credit Facility, certain swap obligations and certain cash management obligations, are guaranteed by the Company and the wholly-owned domestic material subsidiaries of the Borrower (collectively, the “Guarantors” and, together with the Borrower, the “Loan Parties”) and secured by substantially all of the Loan Parties’ assets (subject to customary exceptions).
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
2026 Senior Notes
On the Emergence Date, pursuant to the terms of the Plan, the Company issued $550 million aggregate principal amount of its 8.000% senior notes due 2026. The notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries that guarantee the Credit Facility. Interest on the 2026 Senior Notes is payable semi-annually, on June 1 and December 1 of each year. The 2026 Senior Notes were issued under the Indentures, dated as of May 17, 2021, by and among the Issuer, UMB Bank, National Association, as trustee, and the Guarantors and mature on May 17, 2026.
The covenants of the 1145 Indenture (other than the payment covenant) require that the Company comply with the covenants of the 4(a)(2) Indenture, as amended. The 4(a)(2) Indenture contains covenants limiting the Issuer’s and its restricted subsidiaries’ ability to (i) incur additional debt, (ii) pay dividends or distributions in respect of certain equity interests or redeem, repurchase or retire certain equity interests or subordinated indebtedness, (iii) make certain investments, (iv) create restrictions on distributions from restricted subsidiaries, (v) engage in specified sales of assets, (vi) enter into certain transactions among affiliates, (vii) engage in certain lines of business, (viii) engage in consolidations, mergers and acquisitions, (ix) create unrestricted subsidiaries and (x) incur or create liens. These covenants contain important exceptions, limitations and qualifications. At any time that the 2026 Senior Notes are rated investment grade, certain covenants will be terminated and cease to apply.
Capitalization of Interest
The Company did not capitalize interest expense for the Successor Quarter or Predecessor Quarter.
Fair Value of Debt
At March 31, 2022, the carrying value of the outstanding debt represented by the 2026 Senior Notes was $549.0 million. Based on the quoted market prices (Level 1), the fair value of the 2026 Senior Notes was determined to be $570.1 million at March 31, 2022.
4.EQUITY AND MEZZANINE EQUITY
On the Emergence Date, the Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State to provide for, among other things, (i) the authority to issue 42 million shares of common stock with a par value of $0.0001 per share and (ii) the designation of 110,000 shares of preferred stock, with a par value of $0.0001 per share and a liquidation preference of $1,000 per share.
Equity
Common Stock
On the Emergence Date, all existing shares of the Predecessor's common stock were cancelled. The Successor issued approximately 19.8 million shares of common stock and 1.7 million shares of common stock were issued to the Disputed Claims reserve.

In January 2022, approximately 876,000 shares in the Disputed Claims reserve at December 31, 2021 were issued to certain claimants. As of March 31, 2022, approximately 62,000 shares continue to be held in the Disputed Claims reserve and may be issued upon finalization of remaining claims.
Share Repurchase Program
On November 1, 2021, the Company's Board of Directors approved a stock repurchase program to acquire up to $100.0 million of its common stock ("Repurchase Program"). Purchases under the Repurchase Program may be made from time to time in open market or privately negotiated transactions, and will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares of common stock. The Company intends to purchase shares under the Repurchase Program opportunistically with available funds while maintaining sufficient liquidity to fund its capital development program. The Repurchase Program is authorized to extend through December 31, 2022, and may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. Any shares of common stock repurchased are expected to be cancelled. As of March 31, 2022, 438,082 shares have been repurchased for approximately $35.5 million under the Repurchase Program at a weighted average price of $81.06 per share.
Mezzanine Equity
Preferred Stock
On the Emergence Date, the Successor issued 55,000 shares of preferred stock.
Holders of preferred stock are entitled to receive cumulative quarterly dividends at a rate of 10% per annum of the Liquidation Preference (as defined below) with respect to cash dividends and 15% per annum of the Liquidation Preference with respect to dividends paid in kind as additional shares of preferred stock (“PIK Dividends”). Gulfport currently has the option to pay either cash or PIK dividends on a quarterly basis.
Each holder of shares of preferred stock has the right (the “Conversion Right”), at its option and at any time, to convert all or a portion of the shares of preferred stock that it holds into a number of shares of common stock equal to the quotient obtained by dividing (x) the product obtained by multiplying (i) the Liquidation Preference times (ii) an amount equal to one (1) plus the Per Share Makewhole Amount (as defined in the Preferred Terms) on the date of conversion, by (y) $14.00 per share (as may be adjusted under the Preferred Terms) (the “Conversion Price”). The shares of preferred stock outstanding at March 31, 2022 would convert to approximately 4.1 million shares of common stock if all holders of preferred stock exercised their Conversion Right.
Gulfport shall have the right, but not the obligation, to redeem all, but not less than all, of the outstanding shares of preferred stock by notice to the holders of preferred stock, at the greater of (i) the aggregate value of the preferred stock, calculated by the Current Market Price (as defined in the Preferred Terms) of the number of shares of common stock into which, subject to redemption, such preferred stock would have been converted if such shares were converted pursuant to the Conversion Right at the time of such redemption and (ii) (y) if the date of such redemption is on or prior to the three year anniversary of the Emergence Date, the sum of the Liquidation Preference plus the sum of all unpaid PIK Dividends through the three year anniversary of the Emergence Date, or (x) if the date of such redemption is after the three year anniversary of the Emergence Date, the Liquidation Preference (the “Redemption Price”).
Following the Emergence Date, if there is a Fundamental Change (as defined in the Preferred Terms), Gulfport is required to redeem all, but not less than all, of the outstanding shares of preferred stock by cash payment of the Redemption Price per share of preferred stock within three (3) business days of the occurrence of such Fundamental Change. Notwithstanding the foregoing, in the event of a redemption pursuant to the preceding sentence, if Gulfport lacks sufficient cash to redeem all outstanding shares of preferred stock, the Company is required to redeem a pro rata portion of each holder’s shares of preferred stock.
The preferred stock has no stated maturity and will remain outstanding indefinitely unless repurchased or redeemed by Gulfport or converted into common stock. Each share of preferred stock has a liquidation preference of $1,000 (the "Liquidation Preference").

The preferred stock has been classified as mezzanine equity in the accompanying consolidated balance sheets due to the redemption features noted above.
Dividends and Conversions
During the Successor Quarter, the company paid $1.5 million of cash dividends to holders of our preferred stock.
The following table summarizes activity of the Company’s preferred stock for the Successor Quarter:

Preferred stock at December 31, 2021	57,896
Conversion of preferred stock	(18)
Preferred stock at March 31, 2022	57,878
5.STOCK-BASED COMPENSATION
On the Emergence Date, the Company's Predecessor common stock was cancelled and the Company's Successor common stock was issued. Accordingly, the Company's then existing stock-based compensation awards were also cancelled. Stock-based compensation for the Predecessor and Successor periods are not comparable.
Successor Stock-Based Compensation
As of the Emergence Date, the board of directors adopted the Incentive Plan with a share reserve equal to 2.8 million shares of common stock. The Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and performance awards or any combination of the foregoing. The Company has granted both restricted stock units and performance vesting restricted stock units to employees and directors pursuant to the Incentive Plan, as discussed below. During the Successor Quarter, the Company's stock-based compensation expense was $1.8 million, of which the Company capitalized $0.6 million relating to its exploration and development efforts. Stock compensation expense, net of the amounts capitalized, is included in general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2022, the Company has awarded an aggregate of approximately 196,000 restricted stock units and approximately 153,000 performance vesting restricted stock units under the Incentive Plan.
The following table summarizes restricted stock unit activity for the Successor Quarter:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2022	198,413	$66.04	153,138	$48.54
Granted	2,154	73.83	—	—
Vested	(3,074)	65.75	—	—
Forfeited/canceled	(1,157)	66.89	—	—
Unvested shares as of March 31, 2022	196,336	$67.16	153,138	$48.54
Successor Restricted Stock Units
Restricted stock units awarded under the Incentive Plan generally vest over a period of 1 to 4 years in the case of employees and 4 years in the case of directors upon the recipient meeting applicable service requirements. Stock-based compensation expense is recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of the grant. Unrecognized compensation expense as of March 31, 2022 was $10.0 million. The expense is expected to be recognized over a weighted average period of 2.63 years.

Successor Performance Vesting Restricted Stock Units
The Company has awarded performance vesting restricted stock units to certain of its executive officers under the Incentive Plan. The number of shares of common stock issued pursuant to the award will be based on a combination of (i) the Company's total shareholder return ("TSR") and (ii) the Company's relative total shareholder return ("RTSR") for the performance period. Participants will earn from 0% to 200% of the target award based on the Company's TSR and RTSR ranking compared to the TSR of the companies in the Company's designated peer group at the end of the performance period. Awards will be earned and vested over a performance period from May 17, 2021 to May 17, 2024, subject to earlier termination of the performance period in the event of a change in control. The grant date fair values were determined using the Monte Carlo simulation method and are being recorded ratably over the performance period. Unrecognized compensation expense as of March 31, 2022, related to performance vesting restricted shares was $5.7 million. The expense is expected to be recognized over a weighted average period of 2.13 years.
Predecessor Stock-Based Compensation
The Predecessor granted restricted stock units to employees and directors pursuant to the 2019 Plan. During the Predecessor Quarter, the Company’s stock-based compensation cost was $3.0 million, of which the Company capitalized $0.6 million, relating to its exploration and development efforts. Stock compensation costs, net of the amounts capitalized, are included in general and administrative expenses in the accompanying consolidated statements of operations.
The following table summarizes restricted stock unit activity for the Predecessor Quarter:

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
6.EARNINGS PER SHARE
Basic income or loss per share attributable to common stockholders is computed as (i) net income or loss less (ii) dividends paid to holders of preferred stock less (iii) net income or loss attributable to participating securities divided by (iv) weighted average basic shares outstanding. Diluted net income or loss per share attributable to common stockholders is computed as (i)

basic net income or loss attributable to common stockholders plus (ii) diluted adjustments to income allocable to participating securities divided by (iii) weighted average diluted shares outstanding. The "if-converted" method is used to determine the dilutive impact for the Company's convertible preferred stock and the treasury stock method is used to determine the dilutive impact of unvested restricted stock.
There were no potential shares of common stock that were considered dilutive for the Successor Quarter or Predecessor Quarter. There were 4.1 million shares of potential common shares issuable due to the Company's convertible preferred stock and 0.1 million shares of restricted stock that were considered anti-dilutive during the Successor Quarter.
Reconciliations of the components of basic and diluted net (loss) income per common share are presented in the table below (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Net (loss) income	$(491,975)	$8,780
Dividends on preferred stock	(1,447)	—
Participating securities - preferred stock(1)	—	—
Net (loss) income attributable to common stockholders	$(493,422)	$8,780
Basic Shares	21,242	160,813
Basic and Dilutive EPS	$(23.23)	$0.05
_____________________
(1)    Preferred stock represents participating securities because it participates in any dividends on shares of common stock on a pari passu, pro rata basis. However, preferred stock does not participate in undistributed net losses.
7.COMMITMENTS AND CONTINGENCIES
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
A summary of these commitments at March 31, 2022 are set forth in the table below, excluding contracts in the process of being rejected as discussed in the Litigation and Regulatory Proceedings section below (in thousands):

Remaining 2022	$180,807
2023	229,733
2024	220,708
2025	139,706
2026	136,235
Thereafter	889,674
Total	$1,796,863

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
As part of its Chapter 11 Cases and restructuring efforts, the Company filed motions to reject certain firm transportation agreements between the Company and affiliates of TC Energy Corporation ("TC") and Rover Pipeline LLC ("Rover") (jointly, the “Pending Motions to Reject”). The Pending Motions to Reject were removed to the United States District Court for the Southern District of Texas. While the Pending Motions to Reject are litigated, the Company isn’t required to perform under these firm transportation agreements. During the third quarter of 2021, Gulfport finalized a settlement agreement with TC that was approved by the Bankruptcy Court on September 21, 2021. Pursuant to the settlement agreement, Gulfport and TC agreed that the firm transportation contracts between Gulfport and TC would be rejected without any further payment or obligation by Gulfport or TC, and TC assigned its damages claims from such rejection to Gulfport. In exchange, Gulfport agreed to make a payment of $43.8 million in cash to TC. The $43.8 million was paid to TC on October 7, 2021. Gulfport expects to receive distributions for a significant portion of such amounts through future distributions with respect to the assigned claims pursuant to Gulfport’s Chapter 11 plan of reorganization that became effective in May 2021. Any future distributions will be recognized once received by Gulfport. In February 2022, Gulfport received an initial distribution of $11.5 million from the above mentioned claim, which is included in Other, net in the accompanying consolidated statements of operations. The timing and amount of any future distributions are not certain, and the total amount received will be impacted by the bankruptcy trustee's liquidation of Mammoth Energy shares and other bankruptcy claims. The Company believes that the Pending Motion to Reject with respect to Rover will be ultimately granted, and that the Company does not have any ongoing obligation pursuant to the contract; however, in the event that the Company is not permitted to reject the Rover firm transportation contract, it could be liable for demand charges, attorneys' fees and interest in excess of approximately $64 million.
In March 2020, Robert F. Woodley, individually and on behalf of all others similarly situated, filed a federal securities class action against the Company, David M. Wood, Keri Crowell and Quentin R. Hicks in the United States District Court for the Southern District of New York. The complaint alleges that the Company made materially false and misleading statements regarding the Company’s business and operations in violation of the federal securities laws and seeks unspecified damages, the payment of reasonable attorneys’ fees, expert fees and other costs, pre-judgment and post-judgment interest, and such other and further relief that may be deemed just and proper. On January 11, 2022, the court granted Gulfport's motion to dismiss and the case was closed by the court on February 14, 2022. The plaintiffs appealed the district court ruling on March 10, 2022.
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
8.DERIVATIVE INSTRUMENTS
Natural Gas, Oil and NGL Derivative Instruments
The Company seeks to mitigate risks related to unfavorable changes in natural gas, oil and NGL prices, which are subject to significant and often volatile fluctuation, by entering into over-the-counter fixed price swaps, basis swaps, collars and various types of option contracts. These contracts allow the Company to mitigate the impact of declines in future natural gas, oil and NGL prices by effectively locking in a floor price for a certain level of the Company’s production. However, these hedge contracts also limit the benefit to the Company in periods of favorable price movements.
The volume of production subject to commodity derivative instruments and the mix of the instruments are frequently evaluated and adjusted by management in response to changing market conditions. Gulfport may enter into commodity derivative contracts up to limitations set forth in its Credit Facility. The Company generally enters into commodity derivative contracts for approximately 50% to 75% of its forecasted annual production by the end of the first quarter of each fiscal year. The Company typically enters into commodity derivative contracts for the next 12 to 24 months. Gulfport does not enter into commodity derivative contracts for speculative purposes.
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

Below is a summary of the Company’s open fixed price swap positions as of March 31, 2022.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2022	NYMEX Henry Hub	190,145	$2.90
2023	NYMEX Henry Hub	155,014	$3.54
2024	NYMEX Henry Hub	24,973	$3.62

Oil		(Bbl/d)	($/Bbl)
Remaining 2022	NYMEX WTI	2,335	$66.17
2023	NYMEX WTI	2,000	$67.89

NGL		(Bbl/d)	($/Bbl)
Remaining 2022	Mont Belvieu C3	3,502	$35.62
2023	Mont Belvieu C3	2,000	$35.05
The Company entered into costless collars based off the NYMEX WTI and Henry Hub oil and natural gas indices. Each two-way price collar has a set floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, the Company will cash-settle the difference with the hedge counterparty. Below is a summary of the Company's costless collar positions as of March 31, 2022.

	Index	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)	($/MMBtu)
Remaining 2022	NYMEX Henry Hub	431,391	$2.56	$3.07
2023	NYMEX Henry Hub	85,000	$2.75	$4.25

Oil		(Bbl/d)	($/Bbl)	($/Bbl)
Remaining 2022	NYMEX WTI	1,500	$55.00	$60.00
In the third quarter of 2019, the Company sold call options in exchange for a premium, and used the associated premiums received to enhance the fixed price for a portion of the fixed price natural gas swaps primarily for 2020. Each short call option has an established ceiling price. When the referenced settlement price is above the price ceiling established by these short call options, the Company pays its counterparty an amount equal to the difference between the referenced settlement price and the price ceiling multiplied by the hedged contract volumes. No payment is due from either party if the referenced settlement price is below the price ceiling. Below is a summary of the Company's open sold call option positions as of March 31, 2022.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2022	NYMEX Henry Hub	152,675	$2.90
2023	NYMEX Henry Hub	507,925	$2.90
2024	NYMEX Henry Hub	162,000	$3.00

In addition, the Company entered into natural gas basis swap positions. As of March 31, 2022, the Company had the following natural gas swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas			(MMBtu/d)	($/MMBtu)
2023	Rex Zone 3	NYMEX Plus Fixed Spread	20,000	$(0.21)
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis at March 31, 2022 and December 31, 2021 (in thousands):

	Successor
	March 31, 2022	December 31, 2021
Short-term derivative asset	$15,720	$4,695
Long-term derivative asset	20,696	18,664
Short-term derivative liability	(820,255)	(240,735)
Long-term derivative liability	(281,622)	(184,580)
Total commodity derivative position	$(1,065,461)	$(401,956)

Gains and Losses
The following table presents the gain and loss recognized in net loss on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the Successor Quarter and Predecessor Quarter (in thousands):

	Net loss on derivative instruments
	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Natural gas derivatives - fair value losses	$(619,319)	$(25,538)
Natural gas derivatives - settlement (losses) gains	(111,157)	125
Total losses on natural gas derivatives	(730,476)	(25,413)

Oil derivatives - fair value losses	(29,853)	(1,731)
Oil derivatives - settlement losses	(8,144)	—
Total losses on oil derivatives	(37,997)	(1,731)

NGL derivatives - fair value losses	(14,333)	(2,834)
NGL derivatives - settlement losses	(5,745)	—
Total losses on NGL derivatives	(20,078)	(2,834)

Total losses on natural gas, oil and NGL derivatives	$(788,551)	$(29,978)
Offsetting of Derivative Assets and Liabilities
As noted above, the Company records the fair value of derivative instruments on a gross basis. The following tables present the gross amounts of recognized derivative assets and liabilities in the consolidated balance sheets and the amounts that are subject to offsetting under master netting arrangements with counterparties, all at fair value (in thousands):

	Successor
	As of March 31, 2022
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
Derivative assets	$36,416	$(36,416)	$—
Derivative liabilities	$(1,101,877)	$36,416	$(1,065,461)

	Successor
	As of December 31, 2021
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
Derivative assets	$23,359	$(20,265)	$3,094
Derivative liabilities	$(425,315)	$20,265	$(405,050)
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
9.FAIR VALUE MEASUREMENTS
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
Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of March 31, 2022 and December 31, 2021 (in thousands):

	Successor
	March 31, 2022
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$36,416	$—
Contingent consideration arrangement	—	—	5,300
Total assets	$—	$36,416	$5,300
Liabilities:
Derivative instruments	$—	$1,101,877	$—
23

	Successor
	December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$23,359	$—
Contingent consideration arrangement	—	—	5,800
Total assets	$—	$23,359	$5,800
Liabilities:
Derivative instruments	$—	$425,315	$—
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
The Company's SCOOP water infrastructure sale, which closed in the first quarter of 2020, included a contingent consideration arrangement. As of March 31, 2022, the fair value of the contingent consideration was $5.3 million, of which $0.8 million is included in prepaid expenses and other assets and $4.5 million is included in other assets in the accompanying consolidated balance sheets. The fair value of the contingent consideration arrangement is calculated using discounted cash flow techniques and is based on internal estimates of the Company's future development program and water production levels. Given the unobservable nature of the inputs, the fair value measurement of the contingent consideration arrangement is deemed to use Level 3 inputs. The Company has elected the fair value option for this contingent consideration arrangement and, therefore, records changes in fair value in earnings. The Company recognized a $0.1 million loss for the Successor Quarter and a nominal gain for the Predecessor Quarter, which are included in other expense (income) in the accompanying consolidated statements of operations.
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
Fair value of other financial instruments
The carrying amounts on the accompanying consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities are carried at cost, which approximates market value due to their short-term nature. Long-term debt related to the Company's Credit Facility is carried at cost, which approximates market value based on the borrowing rates currently available to the Company with similar terms and maturities.
10.REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $206.9 million and $232.9 million as of March 31, 2022 and December 31, 2021, respectively, and are reported in accounts receivable - oil and natural gas sales on the consolidated balance sheets. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain sales may be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The differences between the estimates and the actual amounts for product sales is recorded in the month that payment is received from the purchaser. For the Predecessor Quarter and Successor Quarter, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was not material.
11.LEASES
Nature of Leases
The Company has operating leases on certain equipment with remaining lease durations in excess of one year. The Company recognizes a right-of-use asset and lease liability on the balance sheet for all leases with lease terms of greater than one year. Short-term leases that have an initial term of one year or less are not capitalized.
The Company has entered into contracts for drilling rigs with varying terms with third parties to ensure operational continuity, cost control and rig availability in its operations. The Company has concluded its drilling rig contracts are operating leases as the assets are identifiable and the Company has the right to control the identified assets. However, at March 31, 2022, the Company did not have any active long-term drilling rig contracts in place.
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
Future amounts due under operating lease liabilities as of March 31, 2022 were as follows (in thousands):

Remaining 2022	$137
2023	142
Total lease payments	$279
Less: Imputed interest	(6)
Total	$273
Lease costs incurred for the Successor Quarter and Predecessor Quarter consisted of the following (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease cost	$50	$32
Variable lease cost	—	—
Short-term lease cost	8,622	2,189
Total lease cost(1)	$8,672	$2,221
_____________________
(1)    The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in either lease operating expenses or general and administrative expenses in the accompanying consolidated statements of operations.
Supplemental cash flow information related to leases was as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$49	$31
The weighted-average remaining lease term as of March 31, 2022 was 1.56 years. The weighted-average discount rate used to determine the operating lease liability as of March 31, 2022 was 2.38%.
12.INCOME TAXES
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

For the three months ended March 31, 2022, the Company's effective tax rate was 0%, which differs from the statutory rate of 21% primarily as a result of the valuation allowance on the Company's deferred tax assets.

At each reporting period, the Company weighs all available positive and negative evidence to determine whether its deferred tax assets are more likely than not to be realized. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax laws in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry. Based upon the Company’s analysis, the Company determined a full valuation allowance was necessary against its net deferred tax assets as of March 31, 2022.

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

Elements of the Plan provided that the Company’s indebtedness related to Predecessor Senior Notes and certain general unsecured claims were exchanged for common stock in settlement of those claims. Absent an exception, a debtor recognizes CODI upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The IRC provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income, but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. As a result of the market value of equity upon emergence from Chapter 11 bankruptcy proceedings, the estimated amount of CODI and reduction in historical interest expense is approximately $661 million, which will reduce the value of the Company’s net operating losses. The actual reduction in tax attributes does not occur until the first day of the Company’s tax year subsequent to the date of emergence, or January 1, 2022. The reduction of net operating losses is expected to be fully offset by a corresponding decrease in valuation allowance.

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

13.SUBSEQUENT EVENTS
Natural Gas, Oil and NGL Derivative Instruments
The Company entered into additional natural gas, oil and NGL derivative contracts subsequent to March 31, 2022, which included restructuring a portion of the Company's 2023 sold call options. The Company entered into the following natural gas, oil and NGL derivative contracts subsequent to March 31, 2022 as of April 29, 2022:

	Type of Derivative Instrument	Index	Daily Volume	Weighted Average Price
Natural Gas			(MMBtu/d)	($/MMBtu)
January 2023 - December 2023	Fixed price swap	NYMEX Henry Hub	10,000	$5.17
January 2023 - December 2023	Costless collar	NYMEX Henry Hub	200,000	$3.00 / $5.00
January 2023 - December 2023	Call option	NYMEX Henry Hub	(100,000)	$2.90
January 2024 - December 2024	Fixed price swap	NYMEX Henry Hub	10,000	$4.16
January 2024 - December 2024	Call option	NYMEX Henry Hub	40,000	$4.65
January 2025 - October 2025	Call option	NYMEX Henry Hub	40,000	$4.65

Oil			(Bbl/d)	($/Bbl)
January 2023 - December 2023	Fixed price swap	NYMEX WTI	1,000	$87.62

NGL			(Bbl/d)	($/Bbl)
January 2023 - December 2023	Fixed price swap	Mont Belvieu C3	1,000	$44.10
Credit Facility Redetermination
On May 2, 2022, the Company entered into the borrowing base redetermination agreement and first amendment to its credit agreement (the “Amendment”) governing the Credit Facility. The Amendment, among other things, (a) increased the borrowing base under the New Credit Agreement from $850 million to $1.0 billion as a result of the spring 2022 scheduled redetermination with aggregate elected lender commitments to remain at $700 million, (b) amended certain covenants related to hedging to ease certain requirements and limitations and (c) amended the covenants governing restricted payments to (i) increase the Net Leverage Ratio allowing unlimited restricted payments from 1.00 to 1.00 to 1.25 to 1.00 and (ii) permit additional restricted payments to redeem preferred equity until December 31, 2022 provided certain leverage, no event of default or borrowing base deficiency and availability tests are met and (d) provide for the transition from a LIBOR to a SOFR benchmark, with a 10 basis point credit spread adjustment for all tenors.
Expanded Common Stock Repurchase Program
In April 2022, the Company's Board of Directors approved an increase to the authorized common stock repurchase amounts under its Repurchase Program from $100 million to $200 million.

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
The following information updates the discussion of Gulfport’s financial condition provided in its Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), and analyzes the changes in the results of operations between the periods of January 1, 2022 through March 31, 2022 (“Successor Quarter”) and January 1, 2021, through March 31, 2021 (“Predecessor Quarter”). For definitions of commonly used natural gas and oil terms found in this Quarterly Report on Form 10-Q, please refer to the “Definitions” provided in this report and in our 2021 Form 10-K.
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
Recent Developments
Share Repurchase Program
On November 1, 2021, our board of directors has approved a stock Repurchase Program to acquire up to $100 million of our outstanding common stock ("Repurchase Program"). Purchases under the Repurchase Program may be made from time to time in open market or privately negotiated transactions, and will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require us to acquire any specific number of shares of common stock. We intend to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund our capital development program. The Repurchase Program is authorized to extend through December 31, 2022 and may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. Any shares of common stock repurchased are expected to be cancelled. As of March 31, 2022, 438,082 shares have been repurchased for approximately $35.5 million under the Repurchase Program at a weighted average price of $81.06 per share.
In April 2022, our Board of Directors approved an increase to the authorized common stock repurchase amounts under our Repurchase Program from $100 million to $200 million.
Inflation and Changes in Commodity Prices
Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, oil and NGL prices and the costs to produce our reserves. Natural gas, oil and NGL prices are subject to significant fluctuations that are beyond our ability to control or predict. Certain of our capital expenditures and expenses are affected by general inflation and we expect costs for the remainder of 2022 to continue to be a function of supply and demand.
Impact of the War in Ukraine
The invasion of Ukraine by Russia and the sanctions imposed in response to the crisis have increased volatility in the global financial markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. The ultimate impact of the war in Ukraine will depend on future developments and the timing and extent to which normal economic and operating conditions resume.

2022 Operational and Financial Highlights
During the first quarter of 2022, we had the following notable achievements:
•Reported total net production of 1,008 MMcfe per day.
•Turned to sales five gross (4.8 net) operated wells.
•Generated $253.7 million of operating cash flows.
•Reduced total debt by $139.0 million as compared to December 31, 2021.
•Repurchased 438,082 shares for $35.5 million at a weighted average price of $81.06 per share.
2022 Production and Drilling Activity
Production Volumes

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Natural gas (Mcf/day)
Utica	761,810	797,452
SCOOP	162,654	111,708
Other	32	80
Total	924,496	909,240
Oil and condensate (Bbl/day)
Utica	697	1,403
SCOOP	2,928	2,379
Other	7	40
Total	3,632	3,822
NGL (Bbl/day)
Utica	2,183	2,665
SCOOP	8,111	5,758
Other	1	4
Total	10,294	8,427
Combined (Mcfe/day)
Utica	779,089	821,858
SCOOP	228,885	160,528
Other	77	343
Total	1,008,052	982,729
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 1,008.1 MMcfe per day during the Successor Quarter, as compared to 982.7 MMcfe per day during the Predecessor Quarter. The 3% increase in production per day is largely the result of the improved base production associated with our 2021 development program, strong uptime during the winter months of 2022 and the addition of five gross SCOOP wells performing above the Company expectations.
Utica. We spud five gross (5.0 net) wells in the Utica during the Successor Quarter, all of which were being drilled at March 31, 2022. In addition, we completed three gross (1.7) net operated wells. We did not participate in any additional wells that were drilled by other operators on our Utica acreage.
As of April 25, 2022, we had two operated drilling rigs running in the Utica, and we expect to drop to one operated drilling rig during the second half of 2022.

SCOOP. We spud four gross (2.8 net) wells in the SCOOP during the Successor Quarter, all of which were being drilled at March 31, 2022. In addition, we completed five gross (4.8 net) operated wells. We also participated in an additional six gross (0.002 net) wells that were drilled by other operators on our SCOOP acreage.
As of April 25, 2022, we had two operated drilling rigs running in the SCOOP, and we expect to conclude the 2022 drilling program mid-year for an average of one operated drilling rig in 2022.

RESULTS OF OPERATIONS
Comparison of the Three Month Periods Ended March 31, 2022 and 2021
Natural Gas, Oil and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate and NGL production, sales and related pricing for the Successor Quarter as compared to the Predecessor Quarter. Some totals below may not sum or recalculate due to rounding.

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Natural gas sales
Natural gas production volumes (MMcf)	83,205	81,832
Natural gas production volumes (MMcf) per day	924	909
Total sales	$405,212	$235,321
Average price without the impact of derivatives ($/Mcf)	$4.87	$2.88
Impact from settled derivatives ($/Mcf)	$(1.34)	$—
Average price, including settled derivatives ($/Mcf)	$3.53	$2.88

Oil and condensate sales
Oil and condensate production volumes (MBbl)	327	344
Oil and condensate production volumes (MBbl) per day	4	4
Total sales	$30,239	$18,239
Average price without the impact of derivatives ($/Bbl)	$92.51	$53.03
Impact from settled derivatives ($/Bbl)	$(24.91)	$—
Average price, including settled derivatives ($/Bbl)	$67.60	$53.03

NGL sales
NGL production volumes (MBbl)	926	758
NGL production volumes (MBbl) per day	10	8
Total sales	$45,284	$23,776
Average price without the impact of derivatives ($/Bbl)	$48.88	$31.35
Impact from settled derivatives ($/Bbl)	$(6.20)	$—
Average price, including settled derivatives ($/Bbl)	$42.68	$31.35

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	90,725	88,446
Natural gas equivalents (MMcfe) per day	1,008	983
Total sales	$480,735	$277,336
Average price without the impact of derivatives ($/Mcfe)	$5.30	$3.14
Impact from settled derivatives ($/Mcfe)	$(1.38)	$—
Average price, including settled derivatives ($/Mcfe)	$3.92	$3.14

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.19	$0.14
Average taxes other than income ($/Mcfe)	$0.14	$0.10
Average transportation, gathering, processing and compression ($/Mcfe)	$0.93	$1.20
Total lease operating expenses, midstream costs and production taxes ($/Mcfe)	$1.27	$1.44

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	% Change
Natural gas	$405,212	$235,321	72%
Oil and condensate	30,239	18,239	66%
NGL	45,284	23,776	90%
Natural gas, oil and condensate and NGL sales	$480,735	$277,336	73%
The increase in natural gas sales without the impact of derivatives when comparing the Successor Quarter to the Predecessor Quarter was due to a 69% increase in realized natural gas prices combined with a 2% increase in sales volumes. The realized price change was primarily driven by the significant increase in the average Henry Hub gas index from $2.69 per Mcf in the Predecessor Quarter to $4.95 per Mcf during the Successor Quarter.
The increase in oil and condensate sales without the impact of derivatives when comparing the Successor Quarter to the Predecessor Quarter was due to an 74% increase in realized prices, partially offset by a 5% decrease in sales volumes. The realized price change was driven by the significant increase in the average WTI crude index from $57.84 per barrel in the Predecessor Quarter to $94.29 per barrel during the Successor Quarter.
The increase in NGL sales without the impact of derivatives when comparing the Successor Quarter to the Predecessor Quarter was due to a 56% increase in realized prices combined with a 22% increase in NGL sales volumes. The realized price change was driven by the significant increase in the average Mont Belvieu NGL index from $32.59 per barrel in the Predecessor Quarter to $54.24 per barrel during the Successor Quarter.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Natural gas derivatives - fair value losses	$(619,319)	$(25,538)
Natural gas derivatives - settlement (losses) gains	(111,157)	125
Total losses on natural gas derivatives	(730,476)	(25,413)

Oil derivatives - fair value losses	(29,853)	(1,731)
Oil derivatives - settlement losses	(8,144)	—
Total losses on oil derivatives	(37,997)	(1,731)

NGL derivatives - fair value losses	(14,333)	(2,834)
NGL derivatives - settlement losses	(5,745)	—
Total losses on NGL derivatives	(20,078)	(2,834)

Total losses on natural gas, oil and NGL derivatives	$(788,551)	$(29,978)
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The significant increase in losses compared to the Predecessor Quarter is primarily the result of an increase in both realized and futures pricing for oil, natural gas, and NGL. See Note 8 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	% Change
Lease operating expenses
Utica	$13,188	$9,222	43%
SCOOP	4,452	3,357	33%
Other	4	74	(95)%
Total lease operating expenses	$17,644	$12,653	39%

Lease operating expenses per Mcfe
Utica	$0.19	$0.12	51%
SCOOP	0.22	0.23	(7)%
Other	0.51	2.41	(79)%
Total lease operating expenses per Mcfe	$0.19	$0.14	36%
The increase in total and per unit LOE for the Successor Quarter were primarily the result of increased water hauling, driven by recent wells turned to sales, disposal and compression expenses throughout our Utica operations.
Taxes Other Than Income (in thousands, except per unit)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	% Change
Production taxes	$9,472	$5,803	63%
Property taxes	1,893	1,912	(1)%
Other	1,103	989	11%
Total taxes other than income	$12,468	$8,705	43%
Total taxes other than income per Mcfe	$0.14	$0.10	40%
The increase in total and per unit taxes other than income was primarily related to an increase in production taxes resulting from the significant increase in our natural gas, oil and NGL revenues excluding the impact of hedges discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	% Change
Transportation, gathering, processing and compression	$84,792	$105,867	(20)%
Transportation, gathering, processing and compression per Mcfe	$0.93	$1.20	(22)%
The decrease in total and per unit transportation, gathering, processing and compression was primarily related to savings associated with rejected midstream contracts and renegotiation through the bankruptcy process.

Depreciation, Depletion and Amortization (in thousands, except per unit)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	% Change
Depreciation, depletion and amortization of oil and gas properties	$61,942	$39,767	56%
Depreciation, depletion and amortization of other property and equipment	342	1,380	(75)%
Total Depreciation, depletion and amortization	$62,284	$41,147	51%
Depreciation, depletion and amortization per Mcfe	$0.69	$0.47	48%
The increase in total and per unit depreciation, depletion and amortization of our oil and gas properties for the Successor Quarter compared to the Predecessor Quarter is primarily the result of an increased depletion rate as a result of the fresh start valuations on our oil and natural gas properties.
Impairment of Other Property and Equipment
We recognized a $14.6 million impairment charge on the Company's corporate headquarters during the Predecessor Quarter as a result in a change in expected future use.
General and Administrative Expenses (in thousands, except per unit)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	% Change
General and administrative expenses, gross	$15,047	$21,317	(29)%
Reimbursed from third parties	(3,198)	(3,039)	5%
Capitalized general and administrative expenses	(4,744)	(5,521)	(14)%
General and administrative expenses, net	$7,105	$12,757	(44)%
General and administrative expenses, net per Mcfe	$0.08	$0.14	(46)%
The decrease in general and administrative expenses for the Successor Quarter compared to the Predecessor Quarter was primarily driven by retention payments made during the Predecessor Quarter and our continued focus on the workforce and leadership structure to align to our current operating environment.

Interest Expense (in thousands, except per unit)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Interest on 2026 Senior Notes	$11,051	$—
Interest expense on Credit Facility	2,268	—
Amortization of loan costs	665	—
Interest on DIP Credit Facility	—	2,166
Interest expense on Pre-Petition Revolving Credit Facility	—	1,020
Other	—	75
Total interest expense	$13,984	$3,261
Interest expense per Mcfe	$0.15	$0.04
The change in interest expense when comparing the Successor Quarter to the Predecessor Quarter was due to the changes in our debt structure upon emergence from Chapter 11.
Reorganization Items, Net
The following table summarizes costs associated with our bankruptcy in the Company's consolidated statements of operations for the Predecessor Quarter (in thousands):

Predecessor
Three Months Ended March 31, 2021
Legal and professional fees	$40,783
Adjustment to allowed claims	2,088
Gain on settlement of pre-petition accounts payable	(4,150)
Reorganization items, net	$38,721
Other, net (in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	% Change
Other, net	$(14,810)	$(247)	5896%
The increase in other income when comparing the Successor Quarter to the Predecessor Quarter was due primarily to settlement payment receipts as discussed in Note 7.
Income Taxes
We did not record any income tax expense for the Successor Quarter or Predecessor Quarter as a result of maintaining a full valuation allowance against our net deferred tax asset. See Note 12 for further details of our valuation allowance.

Liquidity and Capital Resources
Overview. We strive to maintain sufficient liquidity to ensure financial flexibility, withstand commodity price volatility, fund our development projects, operations and capital expenditures and return capital to shareholders. We utilize derivative contracts to reduce the financial impact of commodity price volatility and provide a level of certainty to the Company's cash flows. Since the Emergence Date, we have generally funded our operations, planned capital expenditures and any share repurchases with cash flow from our operating activities, cash on hand, and borrowings under our revolving credit facility. Additionally, we may access debt and equity markets and sell properties to enhance our liquidity.
For the Successor Quarter, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, and our primary uses of cash have been for development of our oil and natural gas properties, the repayment of debt and share repurchases.
We believe our annual free cash flow generation, borrowing capacity under the Credit Facility and cash on hand will provide sufficient liquidity to fund our operations, capital expenditures, interest expense and any return of capital to shareholders, if declared by the Board, during the next 12 months.
To the extent actual operating results, realized commodity prices or uses of cash differ from our assumptions, our liquidity could be adversely affected. See Note 3 of our consolidated financial statements for further discussion of our debt obligations, including the principal and carrying amounts of our senior notes.
As of March 31, 2022, we had $5.9 million of cash and cash equivalents, $25.0 million of borrowings under our Credit Facility, $113.2 million of letters of credit outstanding, and $550 million of outstanding 2026 Senior Notes. Our total principal amount of funded debt as of March 31, 2022 was $575.0 million.
As of April 25, 2022 we had $59.1 million of cash and cash equivalents, no borrowings under our Credit Facility, $113.2 million of letters of credit outstanding, and $550 million of outstanding 2026 Senior Notes.
Debt. On October 14, 2021, we entered into the Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lender parties. The Credit Facility provides for an aggregate maximum principal amount of up to $1.5 billion, an initial borrowing base of $850.0 million and an initial aggregate elected commitment amount of $700.0 million. The credit agreement also provides for a $175.0 million sublimit of the aggregate commitments that is available for the issuance of letters of credit.
On May 2, 2022, we entered into the borrowing base redetermination agreement and first amendment to our credit agreement (the “Amendment”) governing the Credit Facility. The Amendment, among other things, (a) increased the borrowing base under the New Credit Agreement from $850 million to $1.0 billion as a result of the spring 2022 scheduled redetermination with aggregate elected lender commitments to remain at $700 million, (b) amended certain covenants related to hedging to ease certain requirements and limitations and (c) amended the covenants governing restricted payments to (i) increase the Net Leverage Ratio allowing unlimited restricted payments from 1.00 to 1.00 to 1.25 to 1.00 and (ii) permit additional restricted payments to redeem preferred equity until December 31, 2022 provided certain leverage, no event of default or borrowing base deficiency and availability tests are met and (d) provide for the transition from a LIBOR to a SOFR benchmark, with a 10 basis point credit spread adjustment for all tenors.
Additionally, on the Emergence Date, pursuant to the terms of the Plan, we issued our 2026 Senior Notes.
The 2026 Senior Notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries that guarantee the Credit Facility.
See Note 3 of our consolidated financial statements for additional discussion of our outstanding debt.
Preferred Dividends. As discussed in Note 4 of our consolidated financial statements, holders of preferred stock are entitled to receive cumulative quarterly dividends at a rate of 10% per annum of the Liquidation Preference (as defined below) with respect to cash dividends and 15% per annum of the Liquidation Preference with respect to dividends paid in kind as additional shares of preferred stock (“PIK Dividends”). We currently have the option to pay either a cash or PIK dividend on a quarterly basis.
During the Successor Quarter, the company paid $1.5 million of cash dividends to holders of our preferred stock.

Supplemental Guarantor Financial Information. The 2026 Senior Notes are guaranteed on a senior unsecured basis by all existing consolidated subsidiaries that guarantee our Credit Facility or certain other debt (the “Guarantors”). The 2026 Senior Notes are not guaranteed by Grizzly Holdings or Mule Sky, LLC (the “Non-Guarantors”). The Guarantors are 100% owned by the Parent, and the guarantees are full, unconditional, joint and several. There are no significant restrictions on the ability of the Parent or the Guarantors to obtain funds from each other in the form of a dividend or loan. The guarantees rank equally in the right of payment with all of the senior indebtedness of the subsidiary guarantors and senior in the right of payment to any future subordinated indebtedness of the subsidiary guarantors. The 2026 Senior Notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness (including all borrowings and other obligations under our amended and restated credit agreement) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries that do not guarantee the 2026 Senior Notes.
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
Derivatives and Hedging Activities. Our results of operations and cash flows are impacted by changes in market prices for natural gas, oil and NGL. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. Our natural gas, oil and NGL derivative activities, when combined with our sales of natural gas, oil and NGL, allow us to predict with greater certainty the total revenue we will receive. See Item 3 Quantitative and Qualitative Disclosures About Market Risk for further discussion on the impact of commodity price risk on our financial position. Additionally, see Note 8 of our consolidated financial statements for further discussion of derivatives and hedging activities.
Capital Expenditures. Our capital expenditures have historically been related to the execution of our drilling and completion activities in addition to certain lease acquisition activities. Our capital investment strategy is focused on prudently developing our existing properties to generate sustainable cash flow considering current and forecasted commodity prices. For the Successor Quarter, the Company's incurred capital expenditures totaled $100.4 million, of which $94.3 million related to drilling and completion activity and $6.1 million related to leasehold and land investment.
Our capital expenditures for 2022 are currently estimated to be in the range of $355 million to $395 million for drilling and completion expenditures. In addition, we currently expect to spend approximately $25 million in 2022 for non-drilling and completion expenditures, which primarily includes leasehold acquisition, lease extension and lease maintenance payments in the Utica Shale.
Sources and Uses of Cash
The following table presents the major changes in cash and cash equivalents for the Successor Quarter and Predecessor Quarter (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net cash provided by operating activities	$253,696	$123,175
Capital expenditures	(80,271)	(56,895)
Debt activity, net	(139,000)	23,848
Repurchases of common stock	(30,192)	—
Preferred stock dividends	(1,447)	—
Other	(148)	(288)
Net Change in cash, cash equivalents and restricted cash	$2,638	$89,840
Cash, cash equivalents and restricted cash at end of period	$5,898	$179,701
Net Cash Provided by Operating Activities

Net cash flow provided by operating activities was $253.7 million for the Successor Quarter as compared to $123.2 million for the Predecessor Quarter. The increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to increased realized commodities pricing. We also incurred significant charges related to our Chapter 11 reorganization in the Predecessor Quarter prior to our emergence in the second quarter of 2021.
Capital Expenditures
During the Successor Quarter, we spud five gross and net operated wells and completed three gross (1.7 net) operated wells in the Utica for a total incurred cost of approximately $43.6 million. During the Successor Quarter, we spud four gross (2.8 net) operated wells and completed and commenced sales from five gross (4.8 net) operated wells in the SCOOP for a total incurred cost of approximately $45.3 million.
During the Successor Quarter, we did not participate in any wells that were spud or turned to sales by other operators on our Utica acreage. In addition, six gross (0.002 net) wells were spud and 13 gross (0.86 net) wells were turned to sales by other operators on our SCOOP acreage during the Successor Quarter.
Incurred capital expenditures and cash capital expenditures may vary from period to period due to the cash payment cycle. Cash capital expenditures for the Successor Quarter and Predecessor Quarter were as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$70,360	$51,702
Leasehold acquisitions	5,775	2,354
Other	4,136	2,839
Total oil and natural gas property expenditures	$80,271	$56,895
Debt Activity
In the Successor Quarter, the Company had $456.0 million and $317.0 million in borrowings and repayments, respectively, on its Credit Facility. As of April 25, 2022 the Company had no borrowings outstanding on its Credit Facility.
Repurchases of Common Stock
During the Successor Quarter, we repurchased 438,082 of our common shares for approximately $35.5 million under the Repurchase Program at a weighted average price of $81.06 per share. As of April 25, 2022, we repurchased 736,448 shares for approximately $62.0 million under the Repurchase Program at a weighted average price of $84.19 per share.
Preferred Stock Dividends
During the Successor Quarter, the company paid $1.5 million of cash dividends to holders of our preferred stock.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities, as discussed in Note 7. There have been no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Off-balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of March 31, 2022, our material off-balance sheet arrangements and transactions include $113.2 million in letters of credit outstanding against our Credit Facility and $33.1 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily on certain firm transportation agreements. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 7 of our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Critical Accounting Policies and Estimates
As of March 31, 2022, there have been no significant changes in our critical accounting policies from those disclosed in our 2021 Annual Report on Form 10-K.

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
We have determined the fair value of our derivative instruments utilizing established index prices, volatility curves, discount factors and option pricing models. These estimates are compared to counterparty valuations for reasonableness. Derivative transactions are also subject to the risk that counterparties will be unable to meet their obligations. This non-performance risk is considered in the valuation of our derivative instruments, but to date has not had a material impact on the values of our derivatives. The values we report in our financial statements are as of a point in time and subsequently change as these estimates are revised to reflect actual results, changes in market conditions and other factors. See Note 9 of our consolidated financial statements for further discussion of the fair value measurements associated with our derivatives.
As of March 31, 2022, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
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
Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At March 31, 2022, we had a net liability derivative position of $1.1 billion as compared to a net liability derivative position of $402.0 million as of December 31, 2021. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have increased our liability by approximately $262.2 million, while a 10% decrease in underlying commodity prices would have decreased our liability by approximately $254.3 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Interest Rate Risk. Our revolving amended and restated credit agreement is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or Eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States, or, if the Eurodollar rates are elected, the Eurodollar rates. At March 31, 2022, we had $25.0 million in borrowings outstanding under our Credit Facility which bore interest at a weighted average rate of 3.21%. As of March 31, 2022, we did not have any interest rate swaps to hedge interest rate risks.

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
As of March 31, 2022, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures are effective.
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
The information with respect to this Item 1. Legal Proceedings is set forth in Note 7 of our consolidated financial statements.

ITEM 1A.	RISK FACTORS
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock or senior notes are described below and under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
    None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the three months ended March 31, 2022 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs(2)
January 1 - January 31	1,189	$66.57	—	$—
February 1 - February 28	—	$—	—	$—
March 1 - March 31	438,082	$81.06	438,082	$64,500,000
Total	439,271	$81.02	438,082
_____________________
(1)    During January 2022, we repurchased and canceled 1,189 shares of our common stock at a weighted average price of $66.57 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards.
(2)    In November 2021 our Board of Directors approved a stock repurchase program to acquire up to $100.0 million of its Common Stock. The stock repurchase program extends through December 31, 2022. At March 31, 2022, there was approximately $64.5 million that may yet be repurchased under $100.0 million approved amount.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Chief Executive Officer Employment Agreement
Effective April 29, 2022, the Company and the Company’s Chief Executive Officer, Timothy Cutt, entered into an employment agreement (the “CEO Employment Agreement”), which supersedes Mr. Cutt’s prior offer letter, dated as of May 17, 2021 and amended on September 2, 2021, in its entirety.
The CEO Employment Agreement does not provide for a fixed term of employment. During Mr. Cutt’s term of employment as the Chief Executive Officer of the Company, Mr. Cutt will also serve as the Executive Chairman of the Company’s Board of Directors (the “Board”). Subject to the Board’s ability to remove Mr. Cutt at any time, Mr. Cutt will continue to serve as Executive Chairman of the Board following the conclusion of the term of Mr. Cutt’s employment as Chief Executive Officer of the Company. Pursuant to the CEO Employment Agreement, Mr. Cutt will receive the following: (i) an annual base salary of $785,000, (ii) a target annual bonus opportunity equal to 120% of base salary, and (iii) eligibility to receive annual equity awards as determined in the sole discretion of the Compensation Committee of the Board.
Upon a termination of Mr. Cutt’s employment (i) by the Company without “Cause” or (ii) by Mr. Cutt for “Good Reason” (each as defined in the CEO Employment Agreement), in each case, following the occurrence of a “Change in Control” (as defined in the Company’s 2021 Stock Incentive Plan), subject to Mr. Cutt’s execution and non-revocation of a release of claims, Mr. Cutt will receive a cash severance payment equal to three times the sum of (x) Mr. Cutt’s then-current base salary plus (y) Mr. Cutt’s target annual bonus for the year in which such termination occurs, payable in a lump sum on the date that is 60 days following such termination of employment. Such severance is subject to forfeiture and clawback if Mr. Cutt breaches any of the restrictive covenants contained in the CEO Employment Agreement.
The CEO Employment Agreement provides for the following restrictive covenants: (i) non-solicitation of customers, employees or independent contractors during employment or service and for 12 months thereafter, (ii) perpetual non-disclosure of confidential information, and (iii) assignment of intellectual property.
The foregoing description of the CEO Employment Agreement is qualified in its entirety by reference to the full text of the CEO Employment Agreement, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

ITEM 6.	EXHIBITS

INDEX OF EXHIBITS
Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and its Debtor Subsidiaries, dated April 14, 2021.	8-K	001-19514	2.2	4/29/2021

3.1	Amended and Restated Certificate of Incorporation of Gulfport Energy Corporation.	8-K	000-19514	3.1	5/17/2021

3.2	Amended and Restated Bylaws of Gulfport Energy Corporation.	8-K	000-19514	3.2	5/17/2021

10.1	Borrowing Base Redetermination Agreement and First Amendment to Credit Agreement					X

10.2	Employment Agreement between Gulfport Energy Corporation and Timothy Cutt					X

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

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
Date: May 4, 2022

GULFPORT ENERGY CORPORATION

By:	/s/ William Buese
William Buese Chief Financial Officer