Form 10-Q
period 2022-06-30
GULFPORT ENERGY CORP
filed 2022-08-03
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 001-19514

Gulfport Energy Corporation
(Exact Name of Registrant As Specified in Its Charter)

Delaware		86-3684669
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification Number)
713 Market Drive
Oklahoma City,	Oklahoma	73114
(Address of Principal Executive Offices)		(Zip Code)
(405) 252-4600
(Registrant Telephone Number, Including Area Code)
3001 Quail Springs Parkway
Oklahoma City, Oklahoma 73114
(Former Address)
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
 Yes  ☒    No  ☐
As of July 28, 2022, 19,693,894 shares of the registrant’s common stock were outstanding.

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

Current Successor Quarter. Period from April 1, 2022 through June 30, 2022.

Current Successor YTD Period. Period from January 1, 2022 through June 30, 2022.

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

NYMEX. New York Mercantile Exchange.

Plan. The Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and Its Debtor Subsidiaries.

Prior Combined Quarter. Period from April 1, 2021 through June 30, 2021.

Prior Combined YTD Period. Period from January 1, 2021 through June 30, 2021.

Prior Predecessor Quarter. Period from April 1, 2021 through May 17, 2021.

Prior Predecessor YTD Period. Period from January 1, 2021 through May 17, 2021.

Prior Successor Period. Period from May 18, 2021 through June 30, 2021.

Repurchase Program. A stock repurchase program to acquire up to $200 million of Gulfport's outstanding common stock. It is authorized to extend through December 31, 2022, and may be suspended from time to time, modified, extended or discontinued by the board of directors at any time.

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

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor
	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,581	$3,260
Accounts receivable—oil and natural gas sales	316,897	232,854
Accounts receivable—joint interest and other	24,494	20,383
Prepaid expenses and other current assets	9,249	12,359
Short-term derivative instruments	24,487	4,695
Total current assets	381,708	273,551
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	2,145,712	1,917,833
Unproved properties	198,229	211,007
Other property and equipment	5,673	5,329
Total property and equipment	2,349,614	2,134,169
Less: accumulated depletion, depreciation and amortization	(403,065)	(278,341)
Total property and equipment, net	1,946,549	1,855,828
Other assets:
Long-term derivative instruments	26,394	18,664
Operating lease assets	225	322
Other assets	19,785	19,867
Total other assets	46,404	38,853
Total assets	$2,374,661	$2,168,232

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$453,088	$394,011
Short-term derivative instruments	674,404	240,735
Current portion of operating lease liabilities	164	182
Total current liabilities	1,127,656	634,928
Non-current liabilities:
Long-term derivative instruments	306,389	184,580
Asset retirement obligation	29,663	28,264
Non-current operating lease liabilities	60	140
Long-term debt	673,048	712,946
Total non-current liabilities	1,009,160	925,930
Total liabilities	$2,136,816	$1,560,858
Commitments and contingencies (Note 7)
Mezzanine Equity:
Preferred stock - $0.0001 par value, 110.0 thousand shares authorized, 53.2 thousand issued and outstanding at June 30, 2022, and 57.9 thousand issued and outstanding at December 31, 2021	53,172	57,896
Stockholders’ Equity:
Common stock - $0.0001 par value, 42.0 million shares authorized, 20.1 million issued and outstanding at June 30, 2022, and 20.6 million issued and outstanding at December 31, 2021	2	2
Additional paid-in capital	542,700	692,521
Common stock held in reserve, 62 thousand shares at June 30, 2022, and 938 thousand shares at December 31, 2021	(1,996)	(30,216)
Accumulated deficit	(348,224)	(112,829)
Treasury stock, at cost - 94.3 thousand at June 30, 2022, and no shares at December 31, 2021	(7,809)	—
Total stockholders’ equity	$184,673	$549,478
Total liabilities, mezzanine equity and stockholders’ equity	$2,374,661	$2,168,232

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Successor		Predecessor
	Three Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021
REVENUES:
Natural gas sales	$539,090	$111,718	$109,069
Oil and condensate sales	45,009	17,587	10,867
Natural gas liquid sales	54,106	16,077	13,004
Net loss on natural gas, oil and NGL derivatives	(172,871)	(139,658)	(107,261)
Total revenues	465,334	5,724	25,679
OPERATING EXPENSES:
Lease operating expenses	14,239	4,116	6,871
Taxes other than income	16,682	5,056	3,645
Transportation, gathering, processing and compression	87,752	41,376	55,219
Depreciation, depletion and amortization	62,602	32,362	21,617
Impairment of oil and natural gas properties	—	117,813	—
General and administrative expenses	8,271	6,518	6,418
Accretion expense	692	226	424
Total operating expenses	190,238	207,467	94,194
INCOME (LOSS) FROM OPERATIONS	275,096	(201,743)	(68,515)
OTHER EXPENSE (INCOME):
Interest expense	14,234	8,894	898
Reorganization items, net	—	—	(305,619)
Other, net	4,282	(1,051)	1,960
Total other expense (income)	18,516	7,843	(302,761)
INCOME (LOSS) BEFORE INCOME TAXES	256,580	(209,586)	234,246
Income tax benefit	—	—	(7,968)
NET INCOME (LOSS)	$256,580	$(209,586)	$242,214
Dividends on preferred stock	$(1,380)	$(1,031)	$—
Participating securities - preferred stock	$(39,590)	$—	$—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$215,610	$(210,617)	$242,214

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$10.42	$(10.36)	$1.51
Diluted	$10.34	$(10.36)	$1.51
Weighted average common shares outstanding—Basic	20,684	20,321	$160,887
Weighted average common shares outstanding—Diluted	20,877	20,321	160,887

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021
REVENUES:
Natural gas sales	$944,302	$111,718	$344,390
Oil and condensate sales	75,248	17,587	29,106
Natural gas liquid sales	99,390	16,077	36,780
Net loss on natural gas, oil and NGL derivatives	(961,422)	(139,658)	(137,239)
Total revenues	157,518	5,724	273,037
OPERATING EXPENSES:
Lease operating expenses	31,883	4,116	19,524
Taxes other than income	29,150	5,056	12,349
Transportation, gathering, processing and compression	172,544	41,376	161,086
Depreciation, depletion and amortization	124,886	32,362	62,764
Impairment of oil and natural gas properties	—	117,813	—
Impairment of other property and equipment	—	—	14,568
General and administrative expenses	15,376	6,518	19,175
Accretion expense	1,384	226	1,229
Total operating expenses	375,223	207,467	290,695
LOSS FROM OPERATIONS	(217,705)	(201,743)	(17,658)
OTHER EXPENSE (INCOME):
Interest expense	28,218	8,894	4,159
Loss from equity method investments, net	—	—	342
Reorganization items, net	—	—	(266,898)
Other, net	(10,528)	(1,051)	1,713
Total other expense (income)	17,690	7,843	(260,684)
(LOSS) INCOME BEFORE INCOME TAXES	(235,395)	(209,586)	243,026
Income tax benefit	—	—	(7,968)
NET (LOSS) INCOME	$(235,395)	$(209,586)	$250,994
Dividends on preferred stock	$(2,828)	$(1,031)	$—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(238,223)	$(210,617)	$250,994

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(11.36)	$(10.36)	$1.56
Diluted	$(11.36)	$(10.36)	$1.56
Weighted average common shares outstanding—Basic	20,961	20,321	160,834
Weighted average common shares outstanding—Diluted	20,961	20,321	160,834

 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Successor		Predecessor
	Three Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021
Net income (loss)	$256,580	$(209,586)	$242,214
Other comprehensive income	—	—	—
Comprehensive income (loss)	$256,580	$(209,586)	$242,214

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021
Net (loss) income	$(235,395)	$(209,586)	$250,994
Foreign currency translation adjustment	—	—	2,570
Other comprehensive income	—	—	2,570
Comprehensive (loss) income	$(235,395)	$(209,586)	$253,564
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

			Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2021 (Predecessor)	160,762	$1,607	—	$—	$—	$4,213,752	$(43,000)	$(4,472,859)	$(300,500)
Net income	—	—	—	—	—	—	—	8,780	8,780
Other comprehensive income	—	—	—	—	—	—	2,570	—	2,570
Stock compensation	—	—	—	—	—	1,419	—	—	1,419
Shares repurchased	(86)	(1)	—	—	—	(7)	—	—	(8)
Issuance of restricted stock	203	3	—	—	—	(2)	—	—	1
Balance at March 31, 2021 (Predecessor)	160,879	$1,609	—	$—	$—	$4,215,162	$(40,430)	$(4,464,079)	$(287,738)
Net income	—	—	—	—	—	—	—	242,214	242,214
Issuance of restricted stock	25	—	—	—	—	—	—	—	—
Shares repurchased	(10)	—	—	—	—	—	—	—	—
Stock compensation	—	—	—	—	—	5,095	—	—	5,095
Accumulated other comprehensive income extinguishment	—	—	—	—	—	—	40,430	—	40,430
Cancellation of predecessor equity	(160,894)	(1,609)	—	—	—	(4,220,256)	—	4,221,865	—
Issuance of common stock	21,525	2	—	—	—	693,773	—	—	693,775
Shares of common stock held in reserve	—	—	(1,679)	(54,109)	—	—	—	—	(54,109)
Balance at May 17, 2021 (Predecessor)	21,525	$2	(1,679)	$(54,109)	$—	$693,774	$—	$—	$639,667

Balance at May 18, 2021 (Successor)	21,525	$2	(1,679)	$(54,109)	$—	$693,774	$—	$—	$639,667
Net loss	—	—	—	—	—	—	—	(209,586)	(209,586)
Release of common stock held in reserve	—	—	741	23,893	—	—	—	—	23,893
Conversion of preferred stock	10	—	—	—	—	147	—	—	147
Dividends on preferred stock	—	—	—	—	—	(1,031)	—	—	(1,031)
Balance at June 30, 2021 (Successor)	21,535	$2	(938)	$(30,216)	$—	$692,890	$—	$(209,586)	$453,090

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
(In thousands)
(Unaudited)

			Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2022 (Successor)	21,537	$2	(938)	$(30,216)	$—	$692,521	$—	$(112,829)	$549,478
Net loss	—	—	—	—	—	—	—	(491,975)	(491,975)
Conversion of preferred stock	1	—	—	—	—	18	—	—	18
Stock compensation	—	—	—	—	—	1,755	—	—	1,755
Repurchase of common stock under Repurchase Program	(378)	—	—	—	(5,318)	(30,194)	—	—	(35,512)
Issuance of common stock held in reserve	—	—	876	28,220	—	—	—	—	28,220
Issuance of restricted stock, net of shares withheld for income taxes	2	—	—	—	—	(80)	—	—	(80)
Dividends on preferred stock	—	—	—	—	—	(1,447)	—	—	(1,447)
Balance at March 31, 2022 (Successor)	21,162	$2	(62)	$(1,996)	$(5,318)	$662,573	$—	$(604,804)	$50,457
Net income	—	—	—	—	—	—	—	256,580	256,580
Conversion of preferred stock	342	—	—	—	—	4,706	—	—	4,706
Stock compensation	—	—	—	—	—	2,145	—	—	2,145
Issuance of restricted stock, net of shares withheld for income taxes	8	—	—	—	—	(325)	—	—	(325)
Repurchase of common stock under Repurchase Program	(1,382)	—	—	—	(2,491)	(125,019)	—	—	(127,510)
Dividends on preferred stock	—	—	—	—	—	(1,380)	—	—	(1,380)
Balance at June 30, 2022 (Successor)	20,130	$2	(62)	$(1,996)	$(7,809)	$542,700	$—	$(348,224)	$184,673

 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021
Cash flows from operating activities:
Net (loss) income	$(235,395)	$(209,586)	$250,994
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and amortization	124,886	32,362	62,764
Impairment of oil and natural gas properties	—	117,813	—
Impairment of other property and equipment	—	—	14,568
Loss from equity investments	—	—	342
Net loss on derivative instruments	961,422	139,658	137,239
Net cash payments on settled derivative instruments	(433,466)	(6,689)	(3,361)
Non-cash reorganization items, net	—	—	(446,012)
Other, net	5,071	(397)	1,727
Changes in operating assets and liabilities, net	(39,318)	(34,796)	153,894
Net cash provided by operating activities	383,200	38,365	172,155
Cash flows from investing activities:
Additions to oil and natural gas properties	(181,787)	(40,424)	(102,330)
Proceeds from sale of oil and natural gas properties	580	225	15
Other, net	(58)	(77)	4,484
Net cash used in investing activities	(181,265)	(40,276)	(97,831)
Cash flows from financing activities:
Principal payments on pre-petition revolving credit facility	—	—	(318,961)
Borrowings on pre-petition revolving credit facility	—	—	26,050
Principal payments on Credit Facility	(836,000)	—	—
Borrowings on Credit Facility	796,000	—	—
Borrowings on exit credit facility	—	113,249	302,751
Principal payments on exit credit facility	—	(131,000)	—
Principal payments on DIP credit facility	—	—	(157,500)
Debt issuance costs and loan commitment fees	(169)	(1,206)	(7,100)
Dividends on preferred stock	(2,828)	—	—
Proceeds from issuance of preferred stock	—	—	50,000
Repurchase of common stock under Repurchase Program	(155,212)	—	—
Other, net	(405)	(25)	(8)
Net cash used in financing activities	(198,614)	(18,982)	(104,768)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,321	(20,893)	(30,444)
Cash, cash equivalents and restricted cash at beginning of period	3,260	59,417	89,861
Cash, cash equivalents and restricted cash at end of period	$6,581	$38,524	$59,417

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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the financial position and periods as of and for the three months ended June 30, 2022 ("Current Successor Quarter"), as of and for the six months ended June 30, 2022 ("Current Successor YTD Period"), May 18, 2021 through June 30, 2021 (“Prior Successor Period”), April 1, 2021 through May 17, 2021 ("Prior Predecessor Quarter"), and January 1, 2021 through May 17, 2021 (“Prior Predecessor YTD Period”). The Company's annual report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) should be read in conjunction with this Form 10-Q. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our wholly-owned subsidiaries. Intercompany accounts and balances have been eliminated. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
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
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	Successor
	June 30, 2022	December 31, 2021
Accounts payable and other accrued liabilities	$195,202	$143,938
Revenue payable and suspense	216,890	180,857
Accrued contract rejection damages and shares held in reserve	40,996	69,216
Total accounts payable and accrued liabilities	$453,088	$394,011
Reorganization Items, Net
In the Prior Predecessor Quarter and Prior Predecessor YTD period, the Company incurred significant expenses related to its Chapter 11 filing. The amount of these items, which were incurred in reorganization items, net within the Company's accompanying consolidated statements of operations, significantly affected the Company's statements of operations. The Company also incurred adjustments for allowable claims related to its legal proceedings and executory contracts approved for rejection by the Bankruptcy Court.
The following table summarizes the components in reorganization items, net included in the Company's consolidated statements of operations for the Current Successor YTD Period, Prior Successor Period, Prior Predecessor Quarter, and Prior Predecessor YTD Period (in thousands):

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Period from January 1, 2021 through May 17, 2021
Legal and professional advisory fees	$—	$—	$(40,782)	$(81,565)
Net gain on liabilities subject to compromise	—	—	571,032	575,182
Fresh start adjustments, net	—	—	(160,756)	(160,756)
Elimination of predecessor accumulated other comprehensive income	—	—	(40,430)	(40,430)
Debt issuance costs	—	—	(3,150)	(3,150)
Other items, net	—	—	(20,295)	(22,383)
Reorganization items, net	$—	$—	$305,619	$266,898
Other, net
Other, net included in the Company's consolidated statements of operations for the Current Successor YTD period included $11.5 million related to the TC claim distribution received as discussed in Note 7.
Supplemental Cash Flow and Non-Cash Information (in thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021
Supplemental disclosure of cash flow information:
Cash paid for reorganization items, net	$—	$15,369	$87,199
Interest payments	$26,386	$2,072	$7,272
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - oil and natural gas sales	$(84,043)	$40,048	$(60,832)
(Increase) decrease in accounts receivable - joint interest and other	$(4,111)	$4,510	$(3,005)
Increase (decrease) in accounts payable and accrued liabilities	$44,045	$(80,097)	$79,193
Decrease in prepaid expenses	$3,385	$681	$135,471
Decrease in other assets	$1,406	$62	$3,067
Total changes in operating assets and liabilities	$(39,318)	$(34,796)	$153,894
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$1,326	$—	$930
Asset retirement obligation capitalized	$18	$36	$546
Asset retirement obligation removed due to divestiture	$(7)	$—	$—
Release of common stock held in reserve	$28,220	$23,893	$—
Foreign currency translation gain on equity method investments	$—	$—	$2,570

2.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A and impairment as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	Successor
	June 30, 2022	December 31, 2021
Proved oil and natural gas properties	$2,145,712	$1,917,833
Unproved properties	198,229	211,007
Other depreciable property and equipment	5,287	4,943
Land	386	386
Total property and equipment	2,349,614	2,134,169
Accumulated DD&A and impairment	(403,065)	(278,341)
Property and equipment, net	$1,946,549	$1,855,828
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. At June 30, 2022, the net book value of the Company's oil and gas properties was below the calculated ceiling for the period leading up to June 30, 2022. As a result, the Company did not record an impairment of its oil and natural gas properties for the Current Successor Quarter. The Company recorded impairment of its oil and natural gas properties of $117.8 million for the Prior Successor Period. Upon the application of fresh start accounting, the value of Gulfport’s oil and natural gas properties were determined using forward strip oil and natural gas prices as of the Emergence Date. These prices were higher than the 12-month weighted average prices used in the full cost ceiling limitation at June 30, 2021, which led to the Prior Successor Period impairment charge.
Certain general and administrative costs are capitalized to the full cost pool and represent management’s estimate of costs incurred directly related to exploration and development activities. All general and administrative costs not capitalized are charged to expense as they are incurred. Capitalized general and administrative costs were approximately $5.0 million, $2.2 million, and $2.5 million for the Current Successor Quarter, Prior Successor Period, and Prior Predecessor Quarter, respectively.
The Company evaluates the costs excluded from its amortization calculation at least annually. Individually insignificant unevaluated properties are grouped for evaluation and periodically transferred to evaluated properties over a timeframe consistent with their expected development schedule.
The following table summarizes the Company’s non-producing properties excluded from amortization by area as of June 30, 2022:

Successor
June 30, 2022
(In thousands)
Utica	$164,609
SCOOP	33,620
Total unproved properties	$198,229

Asset Retirement Obligation
The following table provides a reconciliation of the Company’s asset retirement obligation for the Current Successor YTD Period (in thousands):

Asset retirement obligation at January 1, 2022 (Successor)	$28,264
Liabilities incurred	22
Liabilities removed due to divestitures	(7)
Accretion expense	1,384
Asset retirement obligation at June 30, 2022	$29,663
The following table provides a reconciliation of the Company’s asset retirement obligation for the Prior Predecessor YTD Period and Prior Successor Period (in thousands):

Asset retirement obligation at January 1, 2021 (Predecessor)	$63,566
Liabilities incurred	546
Accretion expense	1,229
Ending balance as of May 17, 2021 (Predecessor)	65,341
Fresh start adjustments(1)	(46,257)

Asset retirement obligation at May 18, 2021 (Successor)	19,084
Liabilities incurred	37
Accretion expense	226
Asset retirement obligation at June 30, 2021	$19,347
_____________________
(1)    The Company recorded its asset retirement obligation at fair value as of the Emergence Date.
3.DEBT
Debt consisted of the following items as of June 30, 2022 and December 31, 2021 (in thousands):

	Successor
	June 30, 2022	December 31, 2021
Credit Facility	$124,000	$164,000
8.000% senior unsecured notes due 2026	550,000	550,000
Net unamortized debt issuance costs	(952)	(1,054)
Total debt, net	673,048	712,946
Less: current maturities of long-term debt	—	—
Total long-term debt, net	$673,048	$712,946
Credit Facility
On October 14, 2021, the Company entered into the Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lender parties ("Credit Facility"). The Credit Facility provided for an aggregate maximum principal amount of up to $1.5 billion, an initial borrowing base of $850.0 million and an initial aggregate elected commitment amount of $700.0 million. The credit agreement also provides for a $175.0 million sublimit of the aggregate commitments that is available for the issuance of letters of credit. The Credit Facility matures October 14, 2025.
On May 2, 2022, the Company completed its semi-annual borrowing base redetermination and entered into the first amendment to its credit agreement (“Amendment”). The Amendment, among other things, (a) increased the borrowing base under the Credit Agreement from $850 million to $1.0 billion with the elected commitments remaining at $700 million, (b)

amended certain covenants related to hedging to ease certain requirements and limitations, (c) amended the covenants governing restricted payments to (i) increase the Net Leverage Ratio allowing unlimited restricted payments from 1.00 to 1.00 to 1.25 to 1.00 and (ii) permit additional restricted payments to redeem preferred equity until December 31, 2022 provided certain leverage, no event of default or borrowing base deficiency and availability tests are met, and (d) provide for the transition from a LIBOR to a SOFR benchmark, with a 10 basis point credit spread adjustment for all tenors.
The Credit Facility bears interest at a rate equal to, at the Company’s election, either (a) SOFR benchmark plus an applicable margin that varies from 2.75% to 3.75% per annum or (b) a base rate plus an applicable margin that varies from 1.75% to 2.75% per annum, based on borrowing base utilization. The Company is required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the current aggregate commitments under the Credit Facility. The Company is also required to pay customary letter of credit and fronting fees.
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
As of June 30, 2022, the Company had $124.0 million outstanding borrowings under the Credit Facility, $113.2 million in letters of credit outstanding and was in compliance with all covenants under the Credit Facility.
As of June 30, 2022, the Credit Facility bore interest at a weighted average rate of 4.61%.
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
Fair Value of Debt
At June 30, 2022, the carrying value of the outstanding debt represented by the 2026 Senior Notes was $549.0 million. Based on the quoted market prices (Level 1), the fair value of the 2026 Senior Notes was determined to be $543.8 million at June 30, 2022.

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
In January 2022 approximately 876,000 shares in the Disputed Claims reserve at December 31, 2021 were issued to certain claimants. As of June 30, 2022, approximately 62,000 shares continue to be held in the Disputed Claims reserve and may be issued upon finalization of remaining claims.
Share Repurchase Program
In November 2021 the Company's Board of Directors approved a stock repurchase program to acquire up to $100.0 million of its common stock and increased the authorization from $100 million to $200 million in April 2022 ("Repurchase Program"). Purchases under the Repurchase Program may be made from time to time in open market or privately negotiated transactions, and will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares of common stock. The Company intends to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund its capital development program. The Repurchase Program is authorized to extend through December 31, 2022, and may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. The following table summarizes activity under the Repurchase Program for the Current Successor Quarter and Current Successor YTD Period (number of shares and dollar value of shares purchased shown in thousands):

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid Per Share
First quarter 2022	438	$35,512	$81.06
Second quarter 2022	1,416	127,510	90.06
Total	1,854	$163,022	$87.93
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
Each holder of shares of preferred stock has the right (the “Conversion Right”), at its option and at any time, to convert all or a portion of the shares of preferred stock that it holds into a number of shares of common stock equal to the quotient obtained by dividing (x) the product obtained by multiplying (i) the Liquidation Preference times (ii) an amount equal to one (1) plus the Per Share Makewhole Amount (as defined in the Preferred Terms) on the date of conversion, by (y) $14.00 per share (as may be adjusted under the Preferred Terms) (the “Conversion Price”). The shares of preferred stock outstanding at June 30, 2022 would convert to approximately 3.8 million shares of common stock if all holders of preferred stock exercised their Conversion Right.

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
Dividends and Conversions
During the Current Successor YTD Period, the company paid $2.8 million of cash dividends to holders of our preferred stock.
The following table summarizes activity of the Company’s preferred stock for the Current Successor YTD Period:

Preferred stock at December 31, 2021	57,896
Conversion of preferred stock	(4,724)
Preferred stock at June 30, 2022	53,172
5.STOCK-BASED COMPENSATION
On the Emergence Date, the Company's Predecessor common stock was cancelled and the Company's Successor common stock was issued. Accordingly, the Company's then existing stock-based compensation awards were also cancelled. Stock-based compensation for the Predecessor and Successor periods are not comparable.
Successor Stock-Based Compensation
As of the Emergence Date, the board of directors adopted the Incentive Plan with a share reserve equal to 2.8 million shares of common stock. The Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and performance awards or any combination of the foregoing. The Company has granted both restricted stock units and performance vesting restricted stock units to employees and directors pursuant to the Incentive Plan, as discussed below. During the Current Successor Quarter and the Current Successor YTD Period, the Company's stock-based compensation expense was $2.1 million and $3.9 million, of which the Company capitalized $0.7 million and $1.3 million, respectively, relating to its exploration and development efforts. Stock compensation expense, net of the amounts capitalized, is included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2022, the Company has awarded an aggregate of approximately 269,000 restricted stock units and approximately 191,000 performance vesting restricted stock units, net of forfeited awards, under the Incentive Plan.

The following table summarizes restricted stock unit activity for the Current Successor YTD Period:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2022	198,413	$66.04	153,138	$48.54
Granted	2,154	73.83	—	—
Vested	(3,074)	65.75	—	—
Forfeited/canceled	(1,157)	66.89	—	—
Unvested shares as of March 31, 2022	196,336	$67.16	153,138	$48.54
Granted	76,038	97.55	37,666	66.82
Vested	(10,817)	63.53	—	—
Forfeited/canceled	(3,752)	75.70	—	—
Unvested shares as of June 30, 2022	257,805	$75.37	190,804	$52.15
Successor Restricted Stock Units
Restricted stock units awarded under the Incentive Plan generally vest ratably over a period of 3 or 4 years in the case of employees and 4 years in the case of directors upon the recipient meeting applicable service requirements. Stock-based compensation expense is recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of the grant. Unrecognized compensation expense as of June 30, 2022 was $15.9 million. The expense is expected to be recognized over a weighted average period of 2.62 years.
Successor Performance Vesting Restricted Stock Units
The Company has awarded performance vesting restricted stock units to certain of its executive officers under the Incentive Plan. The number of shares of common stock issued pursuant to the award will be based on a combination of (i) the Company's total shareholder return ("TSR") and (ii) the Company's relative total shareholder return ("RTSR") for the performance period. Participants will earn from 0% to 200% of the target award based on the Company's TSR and RTSR ranking compared to the TSR of the companies in the Company's designated peer group at the end of the performance period. Awards will be earned and vested over a three-year performance period, subject to earlier termination of the performance period in the event of a change in control. The grant date fair values were determined using the Monte Carlo simulation method and are being recorded ratably over the performance period.
The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of awards granted during the Current Successor YTD Period:

Grant date	April 29, 2022
Forecast period (years)	3
Risk-free interest rates	2.9%
Implied equity volatility	88.4%
Stock price on the date of grant	$93.98
Unrecognized compensation expense as of June 30, 2022, related to performance vesting restricted shares was $7.4 million. The expense is expected to be recognized over a weighted average period of 2.19 years.

Predecessor Stock-Based Compensation
The Predecessor granted restricted stock units to employees and directors pursuant to the 2019 Amended and Restated Incentive Stock Plan (the "2019 Plan"). During the Prior Predecessor Quarter and Prior Predecessor YTD Period, the Company’s stock-based compensation cost was $1.5 million and $4.4 million, respectively, of which the Company capitalized $0.3 million and $0.9 million, respectively, relating to its exploration and development efforts. Stock compensation costs, net of the amounts capitalized, are included in general and administrative expenses in the accompanying consolidated statements of operations.
The following table summarizes restricted stock unit activity for the Prior Predecessor Quarter:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of April 1, 2021	1,480,223	$4.26	840,595	$4.07
Granted	—	—	—	—
Vested	(24,549)	9.49	—	—
Forfeited/canceled	(1,455,674)	4.17	(840,595)	4.07
Unvested shares as of May 17, 2021	—	$—	—	$—
The following table summarizes restricted stock unit activity for the Prior Predecessor YTD Period:

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
There were 0.2 million potential shares of common stock that were considered dilutive for the Current Successor Quarter. There were no potential shares of common stock that were considered dilutive for the Current Successor YTD Period, Prior Successor Period, Prior Predecessor Quarter, or Prior Predecessor YTD Period. There were 3.8 million shares of potential common shares issuable due to the Company's convertible preferred stock for each of the Current Successor Quarter and Current Successor YTD Period. There were no shares of restricted stock that were considered anti-dilutive during the Current Successor Quarter. During the Current Successor YTD Period, there were 0.2 million shares of restricted stock that were considered anti-dilutive.
Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the tables below (in thousands):

	Successor		Predecessor
	Three Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021

Net income (loss)	$256,580	$(209,586)	$242,214
Dividends on preferred stock	(1,380)	(1,031)	—
Participating securities - preferred stock(1)	(39,590)	—	—
Net income (loss) attributable to common stockholders	$215,610	$(210,617)	$242,214
Re-allocation of participating securities	310	—	—
Diluted net income (loss) attributable to common stockholders	$215,920	$(210,617)	$242,214
Basic Shares	20,684	20,321	160,887
Dilutive Shares	20,877	20,321	160,887
Basic EPS	$10.42	$(10.36)	$1.51
Dilutive EPS	$10.34	$(10.36)	$1.51
_____________________
(1)    Preferred stock represents participating securities because it participates in any dividends on shares of common stock on a pari passu, pro rata basis. However, preferred stock does not participate in undistributed net losses.

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021

Net (loss) income	$(235,395)	$(209,586)	$250,994
Dividends on preferred stock	(2,828)	(1,031)	—
Net (loss) income attributable to common stockholders	$(238,223)	$(210,617)	$250,994
Basic Shares	20,961	20,321	160,834
Basic and Dilutive EPS	$(11.36)	$(10.36)	$1.56

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
A summary of these commitments at June 30, 2022 are set forth in the table below, excluding contracts in the process of being rejected as discussed in the Litigation and Regulatory Proceedings section below (in thousands):

Remaining 2022	$116,958
2023	229,733
2024	220,708
2025	139,706
2026	136,235
Thereafter	889,674
Total	$1,733,014
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
As part of its Chapter 11 Cases and restructuring efforts, the Company filed motions to reject certain firm transportation agreements between the Company and affiliates of TC Energy Corporation ("TC") and Rover Pipeline LLC ("Rover") (jointly, the “Pending Motions to Reject”). During the third quarter of 2021, Gulfport finalized a settlement agreement with TC that was approved by the Bankruptcy Court on September 21, 2021. Pursuant to the settlement agreement, Gulfport and TC agreed that the firm transportation contracts between Gulfport and TC would be rejected without any further payment or obligation by Gulfport or TC, and TC assigned its damages claims from such rejection to Gulfport. In exchange, Gulfport agreed to make a payment of $43.8 million in cash to TC. The $43.8 million was paid to TC on October 7, 2021. Gulfport expects to receive distributions for a significant portion of such amounts through future distributions with respect to the assigned claims pursuant to the terms of the Plan that became effective in May 2021. Any future distributions will be recognized once received by Gulfport. In February 2022, Gulfport received an initial distribution of $11.5 million from the above-mentioned claim, which is included in Other, net in the accompanying consolidated statements of operations. The timing and amount of any future distributions are not certain, and the total amount received will be impacted by the bankruptcy trustee's distributions and other bankruptcy claims.
The Pending Motions to Reject were removed to the United States District Court for the Southern District of Texas (the “District Court”) by TC and Rover prior to the TC settlement. On July 13, 2022, the District Court referred the Pending Motion to Reject with respect to Rover back to the Bankruptcy Court. The Company believes that the Pending Motion to Reject with respect to Rover will be ultimately granted, and that the Company does not have any ongoing obligation pursuant to the contract; however, if the Company is not permitted to reject the Rover firm transportation contract, it could be liable for demand charges, attorneys' fees and interest.
The Company has been named as a defendant in three separate complaints, two filed by Siltstone Resources, LLC, and the third filed by the Ohio Public Works Commission (OPWC) (together, the "Complaints"). The Complaints all arise from restrictive covenants in favor of OPWC generally prohibiting any transfer and any use inconsistent with a green park space. OPWC filed crossclaims against Gulfport in the Siltstone matters alleging that the transfer of the mineral rights and the development of oil and gas on the property violated these restrictive covenants. On June 19, 2018, October 25, 2019, and March 15, 2019, each trial court in the Complaints entered judgment in favor of the Company and other defendants, finding the restrictive covenants only applied to the surface estate. OPWC appealed each judgement to the respective Ohio Courts of Appeal where the trial court decisions were reversed in favor of OPWC. The Company and certain other parties to the Complaints appealed the appellate court decisions to the Ohio Supreme Court. On February 23, 2022, the Ohio Supreme Court affirmed the first appellate decision and remanded the case back to the trial court. The other two complaints are still pending before the Ohio Supreme Court. OPWC is seeking both injunctive relief to enforce the restrictive covenants and liquidated damages. Liquidated damages were successfully discharged in the Company’s Chapter 11 proceedings through May 17, 2021. The scope and consequence of any injunctive relief that may be granted is not certain, but may have an adverse impact on the Company's operations associated with the leases subject to the Complaints.
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

Below is a summary of the Company’s open fixed price swap positions as of June 30, 2022.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2022	NYMEX Henry Hub	210,000	$2.92
2023	NYMEX Henry Hub	165,014	$3.64
2024	NYMEX Henry Hub	54,973	$3.98

Oil		(Bbl/d)	($/Bbl)
Remaining 2022	NYMEX WTI	2,500	$66.12
2023	NYMEX WTI	3,000	$74.47

NGL		(Bbl/d)	($/Bbl)
Remaining 2022	Mont Belvieu C3	3,750	$36.59
2023	Mont Belvieu C3	3,000	$38.07
The Company entered into costless collars based off the NYMEX WTI and Henry Hub oil and natural gas indices. Each two-way price collar has a set floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, the Company will cash-settle the difference with the hedge counterparty. Below is a summary of the Company's costless collar positions as of June 30, 2022.

	Index	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)	($/MMBtu)
Remaining 2022	NYMEX Henry Hub	416,500	$2.56	$3.05
2023	NYMEX Henry Hub	285,000	$2.93	$4.78
2024	NYMEX Henry Hub	60,000	$3.50	$7.49

Oil		(Bbl/d)	($/Bbl)	($/Bbl)
Remaining 2022	NYMEX WTI	1,500	$55.00	$60.00
In the third quarter of 2019, the Company sold call options in exchange for a premium, and used the associated premiums received to enhance the fixed price for a portion of the fixed price natural gas swaps primarily for 2020. Each short call option has an established ceiling price. When the referenced settlement price is above the price ceiling established by these short call options, the Company pays its counterparty an amount equal to the difference between the referenced settlement price and the price ceiling multiplied by the hedged contract volumes. No payment is due from either party if the referenced settlement price is below the price ceiling. Below is a summary of the Company's open sold call option positions as of June 30, 2022.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2022	NYMEX Henry Hub	152,675	$2.90
2023	NYMEX Henry Hub	407,925	$2.90
2024	NYMEX Henry Hub	202,000	$3.33
2025	NYMEX Henry Hub	33,315	$4.65

In addition, the Company entered into natural gas basis swap positions. As of June 30, 2022, the Company had the following natural gas swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas			(MMBtu/d)	($/MMBtu)
2023	Rex Zone 3	NYMEX Plus Fixed Spread	40,000	$(0.21)
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis at June 30, 2022 and December 31, 2021 (in thousands):

	Successor
	June 30, 2022	December 31, 2021
Short-term derivative asset	$24,487	$4,695
Long-term derivative asset	26,394	18,664
Short-term derivative liability	(674,404)	(240,735)
Long-term derivative liability	(306,389)	(184,580)
Total commodity derivative position	$(929,912)	$(401,956)
Gains and Losses
The following tables present the gain and loss recognized in net loss on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the Current Successor Quarter, Current Successor YTD Period, Prior Successor Period, Prior Predecessor Quarter, and Prior Predecessor YTD Period (in thousands):

	Net loss on derivative instruments
	Successor		Predecessor
	Three Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021
Natural gas derivatives - fair value gains (losses)	$121,659	$(120,264)	$(97,543)
Natural gas derivatives - settlement losses	(288,936)	(6,689)	(3,486)
Total losses on natural gas derivatives	(167,277)	(126,953)	(101,029)

Oil derivatives - fair value gains (losses)	4,383	(5,357)	(4,395)
Oil derivatives - settlement losses	(14,281)	—	—
Total losses on oil and condensate derivatives	(9,898)	(5,357)	(4,395)

NGL derivatives - fair value gains (losses)	9,506	(7,348)	(1,837)
NGL derivatives - settlement losses	(5,202)	—	—
Total gains (losses) on NGL derivatives	4,304	(7,348)	(1,837)

Total losses on natural gas, oil and NGL derivatives	$(172,871)	$(139,658)	$(107,261)

	Net loss on derivative instruments
	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021
Natural gas derivatives - fair value losses	$(497,660)	$(120,264)	$(123,080)
Natural gas derivatives - settlement losses	(400,093)	(6,689)	(3,362)
Total losses on natural gas derivatives	(897,753)	(126,953)	(126,442)

Oil derivatives - fair value losses	(25,470)	(5,357)	(6,126)
Oil derivatives - settlement losses	(22,425)	—	—
Total losses on oil and condensate derivatives	(47,895)	(5,357)	(6,126)

NGL derivatives - fair value losses	(4,827)	(7,348)	(4,671)
NGL derivatives - settlement losses	(10,947)	—	—
Total losses on NGL derivatives	(15,774)	(7,348)	(4,671)

Total losses on natural gas, oil and NGL derivatives	$(961,422)	$(139,658)	$(137,239)
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

	Successor
	As of June 30, 2022
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
Derivative assets	$50,881	$(50,479)	$402
Derivative liabilities	$(980,793)	$50,479	$(930,314)

	Successor
	As of December 31, 2021
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
Derivative assets	$23,359	$(20,265)	$3,094
Derivative liabilities	$(425,315)	$20,265	$(405,050)
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
Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of June 30, 2022 and December 31, 2021 (in thousands):

	Successor
	June 30, 2022
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$50,881	$—
Contingent consideration arrangement	—	—	5,300
Total assets	$—	$50,881	$5,300
Liabilities:
Derivative instruments	$—	$980,793	$—

	Successor
	December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$23,359	$—
Contingent consideration arrangement	—	—	5,800
Total assets	$—	$23,359	$5,800
Liabilities:
Derivative instruments	$—	$425,315	$—

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
The Company's SCOOP water infrastructure sale, which closed in the first quarter of 2020, included a contingent consideration arrangement. As of June 30, 2022, the fair value of the contingent consideration was $5.3 million, of which $0.9 million is included in prepaid expenses and other assets and $4.4 million is included in other assets in the accompanying consolidated balance sheets. The fair value of the contingent consideration arrangement is calculated using discounted cash flow techniques and is based on internal estimates of the Company's future development program and water production levels. Given the unobservable nature of the inputs, the fair value measurement of the contingent consideration arrangement is deemed to use Level 3 inputs. The Company has elected the fair value option for this contingent consideration arrangement and, therefore, records changes in fair value in earnings. The Company recognized a $0.1 million loss for the Current Successor YTD Period, a $1.1 million gain for the Prior Successor Period, and a nominal gain for the Prior Predecessor Quarter and Prior Predecessor YTD Period, respectively, which are included in other expense (income) in the accompanying consolidated statements of operations.
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $316.9 million and $232.9 million as of June 30, 2022 and December 31, 2021, respectively, and are reported in accounts receivable - oil and natural gas sales on the consolidated balance sheets. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain sales may be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The differences between the estimates and the actual amounts for product sales is recorded in the month that payment is received from the purchaser. For the Current Successor Quarter, Prior Successor Period, Prior Predecessor Quarter, Current Successor YTD Period, and Prior Predecessor YTD Period, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was not material.
11.LEASES
Nature of Leases
The Company has operating leases on certain equipment with remaining lease durations in excess of one year. The Company recognizes a right-of-use asset and lease liability on the balance sheet for all leases with lease terms of greater than one year. Short-term leases that have an initial term of one year or less are not capitalized.
The Company has entered into contracts for drilling rigs with varying terms with third parties to ensure operational continuity, cost control and rig availability in its operations. The Company has concluded its drilling rig contracts are operating leases as the assets are identifiable and the Company has the right to control the identified assets. However, at June 30, 2022, the Company did not have any active long-term drilling rig contracts in place.
The Company rents office space for its corporate headquarters, field locations and certain other equipment from third parties, which expire at various dates through 2023. These agreements are typically structured with non-cancelable terms of one to five years. The Company has determined these agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. The Company has included any renewal options that it has determined are reasonably certain of exercise in the determination of the lease terms. The lease for the Company's corporate headquarters expired on June 30, 2022, and was not renewed. Effective July 1, 2022, the Company moved its headquarters to a new location. The impact of the lease for the Company's new headquarters location will be recognized in the third quarter and will not be material to the financial statements.
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

Future amounts due under operating lease liabilities as of June 30, 2022 were as follows (in thousands):

Remaining 2022	$86
2023	142
Total lease payments	$228
Less: Imputed interest	(4)
Total	$224
The tables below summarize lease cost for the periods presented (in thousands):

	Successor		Predecessor
	Three Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021
Operating lease cost	$50	$8	$9
Variable lease cost	—	—	—
Short-term lease cost	10,160	2,160	2,307
Total lease cost(1)	$10,210	$2,168	$2,316

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021
Operating lease cost	$100	$8	$41
Variable lease cost	—	—	—
Short-term lease cost	18,782	2,160	4,496
Total lease cost(1)	$18,882	$2,168	$4,537
_____________________
(1)    The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in either lease operating expenses or general and administrative expenses in the accompanying consolidated statements of operations.
Supplemental cash flow information related to leases was as follows (in thousands):

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$72	$15	$48
The weighted-average remaining lease term as of June 30, 2022 was 1.35 years . The weighted-average discount rate used to determine the operating lease liability as of June 30, 2022 was 2.33%.
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
For the three and six months ended June 30, 2022, the Company's effective tax rate was 0%, which differs from the statutory rate of 21% primarily as a result of the valuation allowance on the Company's deferred tax assets.

At each reporting period, the Company weighs all available positive and negative evidence to determine whether its deferred tax assets are more likely than not to be realized. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax laws in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry. Based upon the Company’s analysis, the Company determined a full valuation allowance was necessary against its net deferred tax assets as of June 30, 2022.
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
13.SUBSEQUENT EVENTS
Expanded Common Stock Repurchase Program
On July 29, 2022, the Company's Board of Directors approved an increase to the authorized common stock repurchase amounts under its Repurchase Program from $200 million to $300 million. The additional $100 million authorization expires on June 30, 2023.

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
The following information updates the discussion of Gulfport’s financial condition provided in its Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), and analyzes the changes in the results of operations between the periods of April 1, 2022 through June 30, 2022 (“Current Successor Quarter”), January 1, 2022 through June 30, 2022 ("Current Successor YTD Period"), April 1, 2021, through May 17, 2021 (“Prior Predecessor Quarter”), May 18, 2021 through June 30, 2021 ("Prior Successor Period"), and January 1, 2021 through May 17, 2021 ("Prior Predecessor YTD Period"). For definitions of commonly used natural gas and oil terms found in this Quarterly Report on Form 10-Q, please refer to the “Definitions” provided in this report and in our 2021 Form 10-K.
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
Recent Developments
Share Repurchase Program
In November 2021 our board of directors approved a stock Repurchase Program to acquire up to $100 million of our outstanding common stock and increased the authorization from $100 million to $200 million in April 2022 ("Repurchase Program"). Purchases under the Repurchase Program will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require us to acquire any specific number of shares of common stock. We intend to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund our capital development program. The Repurchase Program is authorized to extend through December 31, 2022 and may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. Any shares of common stock repurchased are expected to be cancelled. As of June 30, 2022, 1,853,985 shares have been repurchased for approximately $163.0 million under the Repurchase Program at a weighted average price of $87.93 per share.
In July 2022, our Board of Directors approved an increase to the authorized common stock repurchase amounts under our Repurchase Program from $200 million to $300 million.
Inflation and Changes in Commodity Prices
The annual rate of inflation in the United States hit 9.1% in June 2022, the highest in more than four decades, as measured by the Consumer Price Index. Inflation and increased commodity prices have caused drilling and completion costs to increase from the prior year. In addition, the Federal Reserve has tightened monetary policy by approving a series of increases to the Federal Funds Rate. Furthermore, the Chairman of the Federal Reserve signaled that the Federal Reserve would continue to take necessary action to bring inflation down and to ensure price stability, including continued rate increases. Increased interest rates may have a negative impact on the Company’s ability to continue to execute its business strategy.
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

Impact of the War in Ukraine
The invasion of Ukraine by Russia and the sanctions imposed in response to the crisis have increased volatility in the global financial markets and are expected to have further global economic consequences, including disruptions of global energy markets and the amplification of inflation and supply chain constraints. The ultimate impact of the war in Ukraine will depend on future developments and the timing and extent to which normal economic and operating conditions resume.
2022 Operational and Financial Highlights
During the second quarter of 2022, we had the following notable achievements:
•Reported total net production of 959.1 MMcfe per day.
•Turned to sales three gross (1.7 net) operated wells.
•Generated $129.5 million of operating cash flows.
•Repurchased 1,415,903 shares for $127.5 million at a weighted average price of $90.06 per share.
•Increased the borrowing base under the credit agreement from $850 million to $1.0 billion.
2022 Production and Drilling Activity
Production Volumes

	Successor		Predecessor	Non-GAAP Combined
	Three Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2021
Natural gas (Mcf/day)
Utica	637,854	691,876	748,885	721,321
SCOOP	220,637	194,513	154,224	173,704
Other	(10)	127	29	76
Total	858,481	886,516	903,138	895,101
Oil and condensate (Bbl/day)
Utica	722	1,125	1,208	1,168
SCOOP	3,960	4,824	2,757	3,756
Other	(4)	71	24	47
Total	4,678	6,020	3,989	4,971
NGL (Bbl/day)
Utica	2,109	2,735	2,586	2,658
SCOOP	9,983	9,073	7,047	8,027
Other	2	4	2	2
Total	12,093	11,812	9,635	10,687
Combined (Mcfe/day)
Utica	654,840	715,042	771,649	744,279
SCOOP	304,293	277,897	213,043	244,401
Other	(27)	577	182	373
Total	959,106	993,516	984,874	989,053
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 959.1 MMcfe per day during the Current Successor Quarter, as compared to 989.1 MMcfe per day during the Prior Combined Period. The 3% decrease in production per day is largely the result of fewer wells turned to sales in the Current Successor Quarter versus the Prior Combined Quarter as a result of the timing of our development activities.

	Successor		Predecessor	Non-GAAP Combined
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2021
Natural gas (Mcf/day)
Utica	699,489	691,876	780,791	759,176
SCOOP	191,806	194,513	126,294	142,878
Other	11	127	63	78
Total	891,306	886,516	907,148	902,132
Oil and condensate (Bbl/day)
Utica	710	1,125	1,336	1,285
SCOOP	3,447	4,824	2,508	3,071
Other	1	71	35	44
Total	4,158	6,020	3,879	4,400
NGL (Bbl/day)
Utica	2,145	2,735	2,638	2,661
SCOOP	9,052	9,073	6,200	6,899
Other	1	4	3	3
Total	11,198	11,812	8,841	9,563
Combined (Mcfe/day)
Utica	716,621	715,042	804,633	782,854
SCOOP	266,798	277,897	178,545	202,697
Other	25	577	288	358
Total	983,444	993,516	983,466	985,909
Our total net production averaged approximately 983.4 MMcfe per day during the Current Successor YTD Period, as compared to 985.9 MMcfe per day during the Prior Combined YTD Period. The result is largely driven by the strong base production associated with our 2021 development program and the addition of several new wells from our 2022 program.
Utica. We spud two gross (1.3 net) wells in the Utica during the Current Successor Quarter, one of which was being drilled at June 30, 2022. In addition, we completed three gross (1.7) net operated wells. We did not participate in any additional wells that were drilled by other operators on our Utica acreage.
As of July 28, 2022, we had two operated drilling rigs running in the Utica, and we expect to drop to one operated drilling rig during the third quarter of 2022.
SCOOP. We spud two gross (1.5 net) wells in the SCOOP during the Current Successor Quarter, one of which was being drilled at June 30, 2022. We also participated in an additional two gross (0.05 net) wells that were drilled by other operators on our SCOOP acreage.
As of July 28, 2022, we had no operated drilling rigs running in the SCOOP and we have concluded the 2022 drilling program.

RESULTS OF OPERATIONS
Current Successor Quarter Compared to Prior Successor Period and Prior Predecessor Quarter
Natural Gas, Oil and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate and NGL production and related pricing for the Current Successor Quarter, Prior Successor Period, Prior Predecessor Quarter, and Prior Combined Quarter. Some totals below may not sum or recalculate due to rounding.

	Successor		Predecessor	Non-GAAP Combined
	Three Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2021
Natural gas sales
Natural gas production volumes (MMcf)	78,122	39,007	42,448	81,455
Natural gas production volumes (MMcf) per day	858	887	903	895
Total sales	$539,090	$111,718	$109,069	$220,787
Average price without the impact of derivatives ($/Mcf)	$6.90	$2.86	$2.57	$2.71
Impact from settled derivatives ($/Mcf)	$(3.70)	$(0.17)	$(0.08)	$(0.12)
Average price, including settled derivatives ($/Mcf)	$3.20	$2.69	$2.49	$2.59

Oil and condensate sales
Oil and condensate production volumes (MBbl)	426	265	187	452
Oil and condensate production volumes (MBbl) per day	5	6	4	5
Total sales	$45,009	$17,587	$10,867	$28,454
Average price without the impact of derivatives ($/Bbl)	$105.72	$66.37	$58.11	$62.95
Impact from settled derivatives ($/Bbl)	$(33.55)	$—	$—	$—
Average price, including settled derivatives ($/Bbl)	$72.17	$66.37	$58.11	$62.95

NGL sales
NGL production volumes (MBbl)	1,100	520	453	973
NGL production volumes (MBbl) per day	12	12	10	11
Total sales	$54,106	$16,077	$13,004	$29,081
Average price without the impact of derivatives ($/Bbl)	$49.17	$30.92	$28.71	$29.89
Impact from settled derivatives ($/Bbl)	$(4.73)	$—	$—	$—
Average price, including settled derivatives ($/Bbl)	$44.44	$30.92	$28.71	$29.89

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	87,279	43,715	46,289	90,004
Natural gas equivalents (MMcfe) per day	959	994	985	989
Total sales	$638,205	$145,382	$132,940	$278,322
Average price without the impact of derivatives ($/Mcfe)	$7.31	$3.33	$2.87	$3.09
Impact from settled derivatives ($/Mcfe)	$(3.53)	$(0.15)	$(0.08)	$(0.11)
Average price, including settled derivatives ($/Mcfe)	$3.78	$3.18	$2.79	$2.98

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.16	$0.09	$0.15	$0.12
Average taxes other than income ($/Mcfe)	$0.19	$0.12	$0.08	$0.10
Average transportation, gathering, processing and compression ($/Mcfe)	$1.01	$0.95	$1.19	$1.07
Total lease operating expenses, midstream costs and taxes other than income ($/Mcfe)	$1.36	$1.16	$1.42	$1.29

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Successor		Predecessor	Non-GAAP Combined
	Three Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2021
Natural gas	$539,090	$111,718	$109,069	$220,787
Oil and condensate	45,009	17,587	10,867	28,454
NGL	54,106	16,077	13,004	29,081
Natural gas, oil and condensate and NGL sales	$638,205	$145,382	$132,940	$278,322
The increase in natural gas sales without the impact of derivatives when comparing the Current Successor Quarter to the Prior Combined Quarter was due to a 155% increase in realized natural gas prices partially offset by a 4% decrease in sales volumes. The realized price change was primarily driven by the significant increase in the average Henry Hub gas index from $2.95 per Mcf in the Prior Combined Quarter to $7.17 per Mcf during the Current Successor Quarter.
The increase in oil and condensate sales without the impact of derivatives when comparing the Current Successor Quarter to the Prior Combined Quarter was due to an 68% increase in realized prices, partially offset by a 6% decrease in sales volumes. The realized price change was driven by the significant increase in the average WTI crude index from $66.19 per barrel in the Prior Combined Quarter to $108.41 per barrel during the Current Successor Quarter.
The increase in NGL sales without the impact of derivatives when comparing the Current Successor Quarter to the Prior Combined Quarter was due to a 64% increase in realized prices combined with a 13% increase in NGL sales volumes. The realized price change was driven by the significant increase in the average Mont Belvieu NGL index from $36.55 per barrel in the Prior Combined Quarter to $51.49 per barrel during the Current Successor Quarter.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Successor		Predecessor	Non-GAAP Combined
	Three Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2021
Natural gas derivatives - fair value gains (losses)	$121,659	$(120,264)	$(97,543)	$(217,807)
Natural gas derivatives - settlement losses	(288,936)	(6,689)	(3,486)	(10,175)
Total losses on natural gas derivatives	$(167,277)	$(126,953)	$(101,029)	$(227,982)

Oil derivatives - fair value gains (losses)	$4,383	$(5,357)	$(4,395)	$(9,752)
Oil derivatives - settlement losses	(14,281)	—	—	—
Total losses on oil derivatives	$(9,898)	$(5,357)	$(4,395)	$(9,752)

NGL derivatives - fair value gains (losses)	$9,506	$(7,348)	$(1,837)	$(9,185)
NGL derivatives - settlement losses	(5,202)	—	—	—
Total gains (losses) on NGL derivatives	$4,304	$(7,348)	$(1,837)	$(9,185)

Total losses on natural gas, oil and NGL derivatives	$(172,871)	$(139,658)	$(107,261)	$(246,919)
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. See Note 8 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Successor		Predecessor	Non-GAAP Combined
	Three Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2021
Lease operating expenses
Utica	$9,633	$2,853	$4,769	$7,622
SCOOP	4,613	1,230	2,092	3,322
Other	(7)	33	10	43
Total lease operating expenses	$14,239	$4,116	$6,871	$10,987

Lease operating expenses per Mcfe
Utica	$0.16	$0.09	$0.13	$0.11
SCOOP	0.17	0.10	0.21	0.15
Other	2.73	1.32	1.11	1.26
Total lease operating expenses per Mcfe	$0.16	$0.09	$0.15	$0.12
The increase in total and per unit LOE when comparing the Current Successor Quarter to the Prior Combined Quarter was primarily the result of increased water hauling, driven by recent wells turned to sales and increased disposal expenses throughout our Utica operations.
Taxes Other Than Income (in thousands, except per unit)

	Successor		Predecessor	Non-GAAP Combined
	Three Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2021
Production taxes	$13,620	$3,739	$2,656	$6,395
Property taxes	1,892	1,067	677	1,744
Other	1,170	250	312	562
Total taxes other than income	$16,682	$5,056	$3,645	$8,701
Total taxes other than income per Mcfe	$0.19	$0.12	$0.08	$0.10
The increase in total and per unit taxes other than income when comparing the Current Successor Quarter to the Prior Combined Quarter was primarily related to an increase in production taxes resulting from the significant increase in our natural gas, oil and NGL revenues excluding the impact of hedges discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Successor		Predecessor	Non-GAAP Combined
	Three Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2021
Transportation, gathering, processing and compression	$87,752	$41,376	$55,219	$96,595
Transportation, gathering, processing and compression per Mcfe	$1.01	$0.95	$1.19	$1.07
The decrease in total and per unit transportation, gathering, processing and compression when comparing the Current Successor Quarter to the Prior Combined Quarter was primarily related to savings associated with rejected midstream contracts and renegotiation through the bankruptcy process.

Depreciation, Depletion and Amortization (in thousands, except per unit)

	Successor		Predecessor
	Three Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021
Depreciation, depletion and amortization of oil and gas properties	$62,283	$32,037	$21,064
Depreciation, depletion and amortization of other property and equipment	318	325	553
Total depreciation, depletion and amortization	$62,602	$32,362	$21,617
Depreciation, depletion and amortization per Mcfe	$0.72	$0.74	$0.47
The increase in total and per unit depreciation, depletion and amortization of our oil and gas properties when comparing the Current Successor Quarter to the Prior Combined Quarter is primarily the result of an increased depletion rate as a result of the fresh start valuations on our oil and natural gas properties.
Impairment of Oil and Gas Properties
As a result of the ceiling test performed at June 30, 2021, we incurred a $117.8 million impairment charge of oil and gas properties during the Prior Successor Period. Upon the application of fresh start accounting, the value of our oil and natural gas properties was determined using forward strip oil and natural gas prices as of the Emergence Date. These prices were higher than the 12-month weighted average prices used in the full cost ceiling limitation at June 30, 2021, which led to the Prior Successor Period impairment charge.
General and Administrative Expenses (in thousands, except per unit)

	Successor		Predecessor	Non-GAAP Combined
	Three Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021	Three Months Ended June 30, 2021
General and administrative expenses, gross	$16,568	$9,867	$10,835	$20,702
Reimbursed from third parties	(3,338)	(1,173)	(1,919)	(3,092)
Capitalized general and administrative expenses	(4,960)	(2,176)	(2,498)	(4,674)
General and administrative expenses, net	$8,271	$6,518	$6,418	$12,936
General and administrative expenses, net per Mcfe	$0.09	$0.15	$0.14	$0.14
The decrease in general and administrative expenses for the Current Successor Quarter compared to the Prior Combined Quarter was primarily driven by reduced legal and professional fees associated with our restructuring and our continued focus on our workforce and leadership structure to better align to our current operating environment.

Interest Expense (in thousands, except per unit)

	Successor		Predecessor
	Three Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021
Interest on 2026 Senior Notes	$11,052	$5,256	$—
Interest expense on Credit Facility	2,496	—	—
Amortization of loan costs	668	420	—
Interest on exit facility	—	1,366	—
Interest on first-out term loan	—	1,238	—
Interest on DIP credit facility	—	—	938
Interest expense on pre-petition revolving credit facility	—	—	1,024
Other	18	614	(1,064)
Total interest expense	$14,234	$8,894	$898
Interest expense per Mcfe	$0.16	$0.20	$0.02
The change in interest expense when comparing the Current Successor Quarter to the Prior Successor Period was due to the changes in our debt structure upon emergence from Chapter 11.
Reorganization Items, Net
The following table summarizes costs associated with our bankruptcy in the Company's consolidated statements of operations for the Current Successor Quarter, Prior Successor Period and Prior Predecessor Quarter (in thousands):

	Successor		Predecessor
	Three Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from April 1, 2021 through May 17, 2021
Legal and professional advisory fees	$—	$—	$(40,782)
Net gain on liabilities subject to compromise	—	—	571,032
Fresh start adjustments, net	—	—	(160,756)
Elimination of predecessor accumulated other comprehensive income	—	—	(40,430)
Debt issuance costs	—	—	(3,150)
Other items, net	—	—	(20,295)
Reorganization items, net	$—	$—	$305,619
Income Taxes
We did not record any income tax expense for the Current Successor Quarter and Prior Successor Period as a result of maintaining a full valuation allowance against our net deferred tax asset. See Note 12 of our consolidated financial statements for further details of our valuation allowance. We recorded an income tax benefit of $8.0 million for the Prior Predecessor Quarter in our consolidated statement of operations as a result of an Oklahoma refund claim associated with an examination relating to historical tax returns.

Current Successor YTD Period Compared to Prior Successor Period and Prior Predecessor YTD Period
Natural Gas, Oil and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate, and NGL production and related pricing for the Current Successor YTD Period, Prior Successor Period, Prior Predecessor YTD Period, and Prior Combined YTD Period. Some totals below may not sum or recalculate due to rounding.

	Successor		Predecessor	Non-GAAP Combined
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2021
Natural gas sales
Natural gas production volumes (MMcf)	161,326	39,007	124,279	163,286
Natural gas production volumes (MMcf) per day	891	887	907	902
Total sales	$944,302	$111,718	$344,390	$456,108
Average price without the impact of derivatives ($/Mcf)	$5.85	$2.86	$2.77	$2.79
Impact from settled derivatives ($/Mcf)	$(2.48)	$(0.17)	$(0.03)	$(0.06)
Average price, including settled derivatives ($/Mcf)	$3.37	$2.69	$2.74	$2.73

Oil and condensate sales
Oil and condensate production volumes (MBbl)	753	265	531	796
Oil and condensate production volumes (MBbl) per day	4	6	4	4
Total sales	$75,248	$17,587	$29,106	$46,693
Average price without the impact of derivatives ($/Bbl)	$99.99	$66.37	$54.81	$58.66
Impact from settled derivatives ($/Bbl)	$(29.80)	$—	$—	$—
Average price, including settled derivatives ($/Bbl)	$70.19	$66.37	$54.81	$58.66

NGL sales
NGL production volumes (MBbl)	2,027	520	1,211	1,731
NGL production volumes (MBbl) per day	11	12	9	10
Total sales	$99,390	$16,077	$36,780	$52,857
Average price without the impact of derivatives ($/Bbl)	$49.03	$30.92	$30.37	$30.54
Impact from settled derivatives ($/Bbl)	$(5.40)	$—	$—	$—
Average price, including settled derivatives ($/Bbl)	$43.63	$30.92	$30.37	$30.54

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	178,003	43,715	134,735	178,450
Natural gas equivalents (MMcfe) per day	983	994	983	986
Total sales	$1,118,940	$145,382	$410,276	$555,658
Average price without the impact of derivatives ($/Mcfe)	$6.29	$3.33	$3.05	$3.11
Impact from settled derivatives ($/Mcfe)	$(2.44)	$(0.15)	$(0.02)	$(0.06)
Average price, including settled derivatives ($/Mcfe)	$3.85	$3.18	$3.03	$3.05

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.18	$0.09	$0.14	$0.13
Average taxes other than income ($/Mcfe)	$0.16	$0.12	$0.09	$0.10
Average transportation, gathering, processing and compression ($/Mcfe)	$0.97	$0.95	$1.20	$1.13
Total lease operating expenses, midstream costs and taxes other than income ($/Mcfe)	$1.31	$1.16	$1.43	$1.36

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Successor		Predecessor	Non-GAAP Combined
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2021
Natural gas	$944,302	$111,718	$344,390	$456,108
Oil and condensate	75,248	17,587	29,106	46,693
NGL	99,390	16,077	36,780	52,857
Natural gas, oil and condensate and NGL sales	$1,118,940	$145,382	$410,276	$555,658
The increase in natural gas sales without the impact of derivatives was due to a 110% increase in realized natural gas prices partially offset by a 1% decrease in sales volumes. The realized price change was driven by the significant increase in the average Henry Hub gas index from $3.22 per Mcf in the Prior Combined YTD Period to $6.06 per Mcf during the Current Successor YTD Period.
The increase in oil and condensate sales without the impact of derivatives was due to a 71% increase in realized prices and partially offset by a 5% decrease in sales volumes. The realized price change was driven by the significant increase in the average WTI crude index from $62.21 per barrel in the Prior Combined YTD Period to $101.35 per barrel during the Current Successor YTD Period.
The increase in NGL sales without the impact of derivatives was due to a 61% increase combined with a 17% increase in NGL sales volumes. The realized price change was driven by the significant increase in the average Mont Belvieu NGL index from $37.13 per barrel in the Prior Combined YTD Period to $52.86 per barrel during the Current Successor YTD Period.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Successor		Predecessor	Non-GAAP Combined
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2021
Natural gas derivatives - fair value losses	$(497,660)	$(120,264)	$(123,080)	$(243,344)
Natural gas derivatives - settlement losses	(400,093)	(6,689)	(3,362)	(10,051)
Total losses on natural gas derivatives	$(897,753)	$(126,953)	$(126,442)	$(253,395)

Oil derivatives - fair value losses	$(25,470)	$(5,357)	$(6,126)	$(11,483)
Oil derivatives - settlement losses	(22,425)	—	—	—
Total losses on oil derivatives	$(47,895)	$(5,357)	$(6,126)	$(11,483)

NGL derivatives - fair value losses	$(4,827)	$(7,348)	$(4,671)	$(12,019)
NGL derivatives - settlement losses	(10,947)	—	—	—
Total losses on NGL derivatives	$(15,774)	$(7,348)	$(4,671)	$(12,019)

Total losses on natural gas, oil and NGL derivatives	$(961,422)	$(139,658)	$(137,239)	$(276,897)
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The significant increase in fair value losses is the result of a significant increase in futures pricing for oil, natural gas, and NGL at June 30, 2022. See Note 8 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Successor		Predecessor	Non-GAAP Combined
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2021
Lease operating expenses
Utica	$22,821	$2,853	$13,991	$16,844
SCOOP	9,065	1,230	5,449	6,679
Other	(3)	33	84	117
Total lease operating expenses	$31,883	$4,116	$19,524	$23,640

Lease operating expenses per Mcfe
Utica	$0.18	$0.09	$0.13	$0.12
SCOOP	0.19	0.10	0.22	0.18
Other	(0.68)	1.32	2.15	1.83
Total lease operating expenses per Mcfe	$0.18	$0.09	$0.14	$0.13
The increase in total LOE during the Current Successor YTD Period compared to the Prior Combined YTD Period was primarily the result of increased water hauling, driven by recent wells turned to sales and increased disposal expenses throughout our Utica operations.
Taxes Other Than Income (in thousands, except per unit)

	Successor		Predecessor	Non-GAAP Combined
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2021
Production taxes	$23,093	$3,739	$8,459	$12,198
Property taxes	3,785	1,067	2,590	3,657
Other	2,273	250	1,300	1,550
Total taxes other than income	$29,150	$5,056	$12,349	$17,405
Total taxes other than income per Mcfe	$0.16	$0.12	$0.09	$0.10
The increase in total and per unit production taxes during the Current Successor YTD Period compared to the Prior Combined YTD Period was primarily related to an increase in production taxes due to an increase in realized prices.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Successor		Predecessor	Non-GAAP Combined
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2021
Transportation, gathering, processing and compression	$172,544	$41,376	$161,086	$202,462
Transportation, gathering, processing and compression per Mcfe	$0.97	$0.95	$1.20	$1.13
The decrease in transportation, gathering, processing and compression during the Current Successor YTD Period compared to the Prior Combined YTD Period was primarily related to savings associated with rejected midstream contracts and renegotiation through the bankruptcy process.

Depreciation, Depletion and Amortization (in thousands, except per unit)

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021
Depreciation, depletion and amortization of oil and gas properties	$124,225	$32,037	$60,831
Depreciation, depletion and amortization of other property and equipment	661	325	1,933
Total depreciation, depletion and amortization	$124,886	$32,362	$62,764
Depreciation, depletion and amortization per Mcfe	$0.70	$0.74	$0.47
The increase in depreciation, depletion and amortization of our oil and gas properties during the Current Successor YTD Period compared to the Prior Combined YTD Period was primarily the result of an increase in the depletion rate for the Current Successor YTD Period as a result of the fresh start valuations on our oil and gas properties.
Impairment of Oil and Gas Properties
As a result of the ceiling test performed at June 30, 2021, we incurred a $117.8 million impairment charge of oil and gas properties during the Prior Successor Period. Upon the application of fresh start accounting, the value of our oil and natural gas properties was determined using forward strip oil and natural gas prices as of the Emergence Date. These prices were higher than the 12-month weighted average prices used in the full cost ceiling limitation at June 30, 2021, which led to the Prior Successor Period impairment charge.
Impairment of Other Property and Equipment
We recognized a $14.6 million impairment charge on the Company's corporate headquarters during the Prior Predecessor YTD Period as a result in a change in expected future use.
General and Administrative Expenses (in thousands, except per unit)

	Successor		Predecessor	Non-GAAP Combined
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2021
General and administrative expenses, gross	$31,615	$9,867	$32,152	$42,019
Reimbursed from third parties	(6,535)	(1,173)	(4,957)	(6,130)
Capitalized general and administrative expenses	(9,704)	(2,176)	(8,020)	(10,196)
General and administrative expenses, net	$15,376	$6,518	$19,175	$25,693
General and administrative expenses, net per Mcfe	$0.09	$0.15	$0.14	$0.14
The decrease in total general and administrative expenses during the Current Successor YTD Period compared to the Prior Combined YTD Period was primarily driven by reduced legal and professional fees associated with our restructuring, and our continued focus on workforce and leadership structure to align to our current operating environment.

Interest Expense (in thousands, except per unit)

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021
Interest on 2026 Senior Notes	$22,103	$5,256	$—
Interest expense on Credit Facility	4,764	—	—
Amortization of loan costs	1,333	420	—
Interest on exit facility	—	1,366	—
Interest on first-out term loan	—	1,238	—
Interest on DIP credit facility	—	—	3,104
Interest expense on pre-petition revolving credit facility	—	—	2,044
Other	18	614	(989)
Total interest expense	$28,218	$8,894	$4,159
Interest expense per Mcfe	$0.16	$0.20	$0.03
The increase in interest expense during the Current Successor YTD Period compared to the Prior Combined YTD Period was due to the changes in our debt structure upon emergence from Chapter 11.
Reorganization Items, Net
The following table summarizes the components in reorganization items, net recorded in our consolidated statements of operations for the Current Successor YTD Period, Prior Successor Period and Prior Predecessor YTD Period (in thousands):

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021
Legal and professional advisory fees	$—	$—	$(81,565)
Net gain on liabilities subject to compromise	—	—	575,182
Fresh start adjustments, net	—	—	(160,756)
Elimination of predecessor accumulated other comprehensive income	—	—	(40,430)
Debt issuance costs	—	—	(3,150)
Other items, net	—	—	(22,383)
Reorganization items, net	$—	$—	$266,898
Other, net (in thousands)

	Successor		Predecessor	Non-GAAP Combined
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021	Six Months Ended June 30, 2021
Other, net	$(10,528)	$(1,051)	$1,713	$662
The increase in other income when comparing the Current Successor YTD Period to the Prior Combined YTD Period was primarily due to settlement payment receipts as discussed in Note 7 of our consolidated financial statements.
Income Taxes
We recorded an income tax benefit of $8.0 million during the Prior Predecessor YTD Period as a result of an Oklahoma refund claim associated with an examination relating to historical tax returns that was filed in the third quarter of 2021.

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
For the Current Successor Quarter, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, and our primary uses of cash have been for development of our oil and natural gas properties and share repurchases.
We believe our annual free cash flow generation, borrowing capacity under the Credit Facility and cash on hand will provide sufficient liquidity to fund our operations, capital expenditures, interest expense and any return of capital to shareholders during the next 12 months.
To the extent actual operating results, realized commodity prices or uses of cash differ from our assumptions, our liquidity could be adversely affected. See Note 3 of our consolidated financial statements for further discussion of our debt obligations, including the principal and carrying amounts of our senior notes.
As of June 30, 2022, we had $6.6 million of cash and cash equivalents, $124.0 million of borrowings under our Credit Facility, $113.2 million of letters of credit outstanding, and $550 million of outstanding 2026 Senior Notes. Our total principal amount of funded debt as of June 30, 2022 was $674.0 million.
As of July 28, 2022 we had $10.0 million of cash and cash equivalents, $25.0 million in borrowings under our Credit Facility, $113.2 million of letters of credit outstanding, and $550 million of outstanding 2026 Senior Notes.
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
On May 2, 2022, we entered into the borrowing base redetermination agreement and first amendment to our credit agreement (“Amendment”) governing the Credit Facility. The Amendment, among other things, (a) increased the borrowing base under the New Credit Agreement from $850 million to $1.0 billion with aggregate elected lender commitments to remain at $700 million, (b) amended certain covenants related to hedging to ease certain requirements and limitations, (c) amended the covenants governing restricted payments to (i) increase the Net Leverage Ratio allowing unlimited restricted payments from 1.00 to 1.00 to 1.25 to 1.00 and (ii) permit additional restricted payments to redeem preferred equity until December 31, 2022 provided certain leverage, no event of default or borrowing base deficiency and availability tests are met and (d) provide for the transition from a LIBOR to a SOFR benchmark, with a 10 basis point credit spread adjustment for all tenors.
Additionally, on the Emergence Date, pursuant to the terms of the Plan, we issued our 2026 Senior Notes. The 2026 Senior Notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries that guarantee the Credit Facility.
See Note 3 of our consolidated financial statements for additional discussion of our outstanding debt.
Preferred Dividends. As discussed in Note 4 of our consolidated financial statements, holders of preferred stock are entitled to receive cumulative quarterly dividends at a rate of 10% per annum of the Liquidation Preference (as defined below) with respect to cash dividends and 15% per annum of the Liquidation Preference with respect to dividends paid in kind as additional shares of preferred stock (“PIK Dividends”). We currently have the option to pay either a cash or PIK dividend on a quarterly basis. Each share of preferred stock has a liquidation preference of $1,000 (the "Liquidation Preference"). The preferred stock has no stated maturity and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into common stock.
During the Current Successor YTD Period the company paid $2.8 million of cash dividends to holders of our preferred stock.

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
Capital Expenditures. Our capital expenditures have historically been related to the execution of our drilling and completion activities in addition to certain lease acquisition activities. Our capital investment strategy is focused on prudently developing our existing properties to generate sustainable cash flow considering current and forecasted commodity prices. For the Current Successor YTD Period, the Company's incurred capital expenditures totaled $205.6 million, of which $189.5 million related to drilling and completion activity and $16.0 million related to leasehold and land investment.
Our capital expenditures for 2022 are currently estimated to be in the range of $375 million to $405 million for drilling and completion expenditures. In addition, we currently expect to spend approximately $35 million in 2022 for non-drilling and completion expenditures, which primarily includes leasehold acquisition, lease extension and lease maintenance payments in the Utica Shale. We expect this drilling program to result in approximately 975 to 1,000 MMcfe per day of production in 2022.
Sources and Uses of Cash
The following table presents the major changes in cash and cash equivalents for the Current Successor YTD Period, Prior Successor Period, and Prior Predecessor YTD Period (in thousands):

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021
Net cash provided by operating activities	$383,200	$38,365	$172,155
Additions to oil and natural gas properties	(181,787)	(40,424)	(102,330)
Debt activity, net	(40,000)	(17,751)	(147,660)
Repurchases of common stock	(155,212)	—	—
Proceeds from issuance of preferred stock	—	—	50,000
Preferred stock dividends	(2,828)	—	—
Other	(52)	(1,083)	(2,609)
Net change in cash, cash equivalents and restricted cash	$3,321	$(20,893)	$(30,444)
Cash, cash equivalents and restricted cash at end of period	$6,581	$38,524	$59,417

Net Cash Provided by Operating Activities
Net cash flow provided by operating activities was $383.2 million for the Current Successor YTD Period as compared to $210.5 million for the Prior Combined YTD Period. The increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to increased realized commodities pricing. We also incurred significant charges related to our Chapter 11 reorganization in the Prior Predecessor YTD Period prior to our emergence in the second quarter of 2021.
Capital Expenditures
During the Current Successor YTD Period, we spud seven gross (6.3 net) operated wells and completed three gross (1.7 net) operated wells in the Utica for a total incurred cost of approximately $110.9 million. During the Current Successor YTD Period, we spud six gross (4.3 net) operated wells and completed and commenced sales from five gross (4.8 net) operated wells in the SCOOP for a total incurred cost of approximately $66.1 million.
During the Current Successor YTD Period, we did not participate in any wells that were spud or turned to sales by other operators on our Utica acreage. In addition, eight gross (0.05 net) wells were spud and 30 gross (2.6 net) wells were turned to sales by other operators on our SCOOP acreage during the Current Successor YTD Period.
Incurred capital expenditures and cash capital expenditures may vary from period to period due to the cash payment cycle. Cash capital expenditures for the Current Successor YTD Period, Prior Successor Period, and Prior Predecessor YTD Period were as follows (in thousands):

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from May 18, 2021 through June 30, 2021	Period from January 1, 2021 through May 17, 2021
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$156,732	$37,009	$94,128
Leasehold acquisitions	16,194	422	2,752
Other	8,861	2,993	5,450
Total oil and natural gas property expenditures	$181,787	$40,424	$102,330
Debt Activity
In the Current Successor YTD Period, the Company had $796.0 million and $836.0 million in borrowings and repayments, respectively, on its Credit Facility. As of July 28, 2022 the Company had $25.0 million in borrowings outstanding on its Credit Facility.
Repurchases of Common Stock
During the Current Successor YTD Period, we repurchased 1,853,985 of our common shares for approximately $163.0 million under the Repurchase Program at a weighted average price of $87.93 per share. As of July 28, 2022, we repurchased 2,186,089 shares for approximately $189.3 million under the Repurchase Program at a weighted average price of $86.59 per share. On July 29, 2022 the board approved and increase to the Repurchase Program from $200 million to $300 million. See Note 13 of our consolidated financial statements for further discussion of the expanded Repurchase Program.
Issuance of Preferred Stock
During the Prior Predecessor YTD Period, we received approximately $50.0 million in proceeds related to our preferred stock issuance.
Preferred Stock Dividends
During the Current Successor YTD Period, the company paid $2.8 million of cash dividends to holders of our preferred stock.

Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities, as discussed in Note 7 of our consolidated financial statements. There have been no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Off-balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2022, our material off-balance sheet arrangements and transactions include $113.2 million in letters of credit outstanding against our Credit Facility and $33.1 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily on certain firm transportation agreements. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 7 of our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Critical Accounting Policies and Estimates
As of June 30, 2022, there have been no significant changes in our critical accounting policies from those disclosed in our 2021 Annual Report on Form 10-K.

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
As of June 30, 2022, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
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
Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At June 30, 2022, we had a net liability derivative position of $929.9 million as compared to a net liability derivative position of $402.0 million as of December 31, 2021. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have increased our liability by approximately $253.1 million, while a 10% decrease in underlying commodity prices would have decreased our liability by approximately $245.8 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Interest Rate Risk. Our revolving amended and restated credit agreement is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or Eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States, or, if the Eurodollar rates are elected, the Eurodollar rates. At June 30, 2022, we had $124.0 million in borrowings outstanding under our Credit Facility which bore interest at a weighted average rate of 4.61%. As of June 30, 2022, we did not have any interest rate swaps to hedge interest rate risks.

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
As of June 30, 2022, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures are effective.
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
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the three months ended June 30, 2022 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs(2)
April 1 - April 30	309,985	$88.78	309,985	$136,969,000
May 1 - May 31	387,218	$89.12	387,218	$102,460,000
June 1 - June 30	721,900	$91.16	718,700	$36,979,000
Total	1,419,103	$90.08	1,415,903
_____________________
(1)    During June 2022, we repurchased and canceled 3,200 shares of our common stock at a weighted average price of $101.58 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards.
(2)    In November 2021 our Board of Directors approved a stock repurchase program to acquire up to $100 million of its common stock. In April 2022, our Board of Directors approved an increase to the authorized common stock repurchase amounts under its Repurchase Program from $100 million to $200 million. The stock repurchase program extends through December 31, 2022. At June 30, 2022, there was approximately $37 million that may yet be repurchased under $200 million approved amount.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

INDEX OF EXHIBITS
		Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and its Debtor Subsidiaries, dated April 14, 2021.	8-K	001-19514	2.2	4/29/2021

3.1	Amended and Restated Certificate of Incorporation of Gulfport Energy Corporation.	8-K	000-19514	3.1	5/17/2021

3.2	Amended and Restated Bylaws of Gulfport Energy Corporation.	8-K	000-19514	3.2	5/17/2021

10.1	Borrowing Base Redetermination Agreement and First Amendment to Credit Agreement	10-Q	001-19514	10.1	5/4/2022

10.2	Employment Agreement between Gulfport Energy Corporation and Timothy Cutt	10-Q	001-19514	10.2	5/4/2022

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

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
Date: August 3, 2022

GULFPORT ENERGY CORPORATION

By:	/s/ William Buese
William Buese Chief Financial Officer