Form 10-Q
period 2022-09-30
GULFPORT ENERGY CORP
filed 2022-11-02
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
 Yes  ☒    No  ☐
As of October 27, 2022, 19,272,080 shares of the registrant’s common stock were outstanding.

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

Current Successor Quarter. Period from July 1, 2022 through September 30, 2022.

Current Successor YTD Period. Period from January 1, 2022 through September 30, 2022.

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

Prior Combined YTD Period. Period from January 1, 2021 through September 30, 2021.

Prior Predecessor YTD Period. Period from January 1, 2021 through May 17, 2021.

Prior Successor Period. Period from May 18, 2021 through September 30, 2021.

Prior Successor Quarter. Period from July 1, 2021 through September 30, 2021

Repurchase Program. A stock repurchase program to acquire up to $300 million of Gulfport's outstanding common stock. It is authorized to extend through June 30, 2023, and may be suspended from time to time, modified, extended or discontinued by the board of directors at any time.

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

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor
	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$8,287	$3,260
Accounts receivable—oil, natural gas, and natural gas liquids sales	317,528	232,854
Accounts receivable—joint interest and other	35,480	20,383
Prepaid expenses and other current assets	9,273	12,359
Short-term derivative instruments	53,342	4,695
Total current assets	423,910	273,551
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	2,303,728	1,917,833
Unproved properties	184,075	211,007
Other property and equipment	6,153	5,329
Total property and equipment	2,493,956	2,134,169
Less: accumulated depletion, depreciation and amortization	(467,485)	(278,341)
Total property and equipment, net	2,026,471	1,855,828
Other assets:
Long-term derivative instruments	24,335	18,664
Operating lease assets	3,060	322
Other assets	21,570	19,867
Total other assets	48,965	38,853
Total assets	$2,499,346	$2,168,232

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$466,563	$394,011
Short-term derivative instruments	817,384	240,735
Current portion of operating lease liabilities	831	182
Total current liabilities	1,284,778	634,928
Non-current liabilities:
Long-term derivative instruments	299,150	184,580
Asset retirement obligation	30,367	28,264
Non-current operating lease liabilities	2,229	140
Long-term debt	728,101	712,946
Total non-current liabilities	1,059,847	925,930
Total liabilities	$2,344,625	$1,560,858
Commitments and contingencies (Note 7)
Mezzanine Equity:
Preferred stock - $0.0001 par value, 110.0 thousand shares authorized, 52.3 thousand issued and outstanding at September 30, 2022, and 57.9 thousand issued and outstanding at December 31, 2021	52,345	57,896
Stockholders’ Equity:
Common stock - $0.0001 par value, 42.0 million shares authorized, 19.4 million issued and outstanding at September 30, 2022, and 20.6 million issued and outstanding at December 31, 2021	2	2
Additional paid-in capital	472,846	692,521
Common stock held in reserve, 62 thousand shares at September 30, 2022, and 938 thousand shares at December 31, 2021	(1,996)	(30,216)
Accumulated deficit	(366,696)	(112,829)
Treasury stock, at cost - 20.4 thousand shares at September 30, 2022, and no shares at December 31, 2021	(1,780)	—
Total stockholders’ equity	$102,376	$549,478
Total liabilities, mezzanine equity and stockholders’ equity	$2,499,346	$2,168,232
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
REVENUES:
Natural gas sales	$585,596	$301,516
Oil and condensate sales	36,050	33,279
Natural gas liquid sales	44,351	45,153
Net loss on natural gas, oil and NGL derivatives	(474,895)	(622,476)
Total revenues	191,102	(242,528)
OPERATING EXPENSES:
Lease operating expenses	15,363	13,864
Taxes other than income	16,529	11,844
Transportation, gathering, processing and compression	89,234	84,435
Depreciation, depletion and amortization	64,419	62,573
General and administrative expenses	8,752	16,691
Restructuring and liability management expenses	—	2,858
Accretion expense	673	488
Total operating expenses	194,970	192,753
LOSS FROM OPERATIONS	(3,868)	(435,281)
OTHER EXPENSE (INCOME):
Interest expense	15,461	16,351
Other, net	(857)	9,031
Total other expense	14,604	25,382
LOSS BEFORE INCOME TAXES	(18,472)	(460,663)
Income tax expense	—	650
NET LOSS	$(18,472)	$(461,313)
Dividends on preferred stock	$(1,309)	$(2,095)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(19,781)	$(463,408)

NET LOSS PER COMMON SHARE:
Basic	$(1.01)	$(22.50)
Diluted	$(1.01)	$(22.50)
Weighted average common shares outstanding—Basic	19,635	20,598
Weighted average common shares outstanding—Diluted	19,635	20,598

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021
REVENUES:
Natural gas sales	$1,529,898	$413,234	$344,390
Oil and condensate sales	111,298	50,866	29,106
Natural gas liquid sales	143,741	61,230	36,780
Net loss on natural gas, oil and NGL derivatives	(1,436,317)	(762,134)	(137,239)
Total revenues	348,620	(236,804)	273,037
OPERATING EXPENSES:
Lease operating expenses	47,246	17,980	19,524
Taxes other than income	45,679	16,900	12,349
Transportation, gathering, processing and compression	261,778	125,811	161,086
Depreciation, depletion and amortization	189,305	94,935	62,764
Impairment of oil and natural gas properties	—	117,813	—
Impairment of other property and equipment	—	—	14,568
General and administrative expenses	24,128	23,209	19,175
Restructuring and liability management expenses	—	2,858	—
Accretion expense	2,057	714	1,229
Total operating expenses	570,193	400,220	290,695
LOSS FROM OPERATIONS	(221,573)	(637,024)	(17,658)
OTHER EXPENSE (INCOME):
Interest expense	43,679	25,245	4,159
Loss from equity method investments, net	—	—	342
Reorganization items, net	—	—	(266,898)
Other, net	(11,385)	7,980	1,713
Total other expense (income)	32,294	33,225	(260,684)
(LOSS) INCOME BEFORE INCOME TAXES	(253,867)	(670,249)	243,026
Income tax expense (benefit)	—	650	(7,968)
NET (LOSS) INCOME	$(253,867)	$(670,899)	$250,994
Dividends on preferred stock	$(4,136)	$(3,126)	$—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(258,003)	$(674,025)	$250,994

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(12.58)	$(32.87)	$1.56
Diluted	$(12.58)	$(32.87)	$1.56
Weighted average common shares outstanding—Basic	20,514	20,507	160,834
Weighted average common shares outstanding—Diluted	20,514	20,507	160,834
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net loss	$(18,472)	$(461,313)
Other comprehensive income	—	—
Comprehensive loss	$(18,472)	$(461,313)

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021
Net (loss) income	$(253,867)	$(670,899)	$250,994
Foreign currency translation adjustment	—	—	2,570
Other comprehensive income	—	—	2,570
Comprehensive (loss) income	$(253,867)	$(670,899)	$253,564
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

			Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2021 (Predecessor)	160,762	$1,607	—	$—	$—	$4,213,752	$(43,000)	$(4,472,859)	$(300,500)
Net income	—	—	—	—	—	—	—	8,780	8,780
Other comprehensive income	—	—	—	—	—	—	2,570	—	2,570
Stock compensation	—	—	—	—	—	1,419	—	—	1,419
Shares repurchased	(86)	(1)	—	—	—	(7)	—	—	(8)
Issuance of restricted stock	203	3	—	—	—	(2)	—	—	1
Balance at March 31, 2021 (Predecessor)	160,879	$1,609	—	$—	$—	$4,215,162	$(40,430)	$(4,464,079)	$(287,738)
Net income	—	—	—	—	—	—	—	242,214	242,214
Issuance of restricted stock	25	—	—	—	—	—	—	—	—
Shares repurchased	(10)	—	—	—	—	—	—	—	—
Stock compensation	—	—	—	—	—	5,095	—	—	5,095
Accumulated other comprehensive income extinguishment	—	—	—	—	—	—	40,430	—	40,430
Cancellation of predecessor equity	(160,894)	(1,609)	—	—	—	(4,220,256)	—	4,221,865	—
Issuance of common stock	21,525	2	—	—	—	693,773	—	—	693,775
Shares of common stock held in reserve	—	—	(1,679)	(54,109)	—	—	—	—	(54,109)
Balance at May 17, 2021 (Predecessor)	21,525	$2	(1,679)	$(54,109)	$—	$693,774	$—	$—	$639,667

Balance at May 18, 2021 (Successor)	21,525	$2	(1,679)	$(54,109)	$—	$693,774	$—	$—	$639,667
Net loss	—	—	—	—	—	—	—	(209,586)	(209,586)
Release of common stock held in reserve	—	—	741	23,893	—	—	—	—	23,893
Conversion of preferred stock	10	—	—	—	—	147	—	—	147
Dividends on preferred stock	—	—	—	—	—	(1,031)	—	—	(1,031)
Balance at June 30, 2021 (Successor)	21,535	$2	(938)	$(30,216)	$—	$692,890	$—	$(209,586)	$453,090
Net loss	—	—	—	—	—	—	—	(461,313)	(461,313)
Stock Compensation	—	—	—	—	—	1,387	—	—	1,387
Dividends on preferred stock	—	—	—	—	—	(2,095)	—	—	(2,095)
Balance at September 30, 2021 (Successor)	21,535	$2	(938)	$(30,216)	$—	$692,182	$—	$(670,899)	$(8,931)

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
(In thousands)
(Unaudited)

			Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2022 (Successor)	21,537	$2	(938)	$(30,216)	$—	$692,521	$—	$(112,829)	$549,478
Net loss	—	—	—	—	—	—	—	(491,975)	(491,975)
Conversion of preferred stock	1	—	—	—	—	18	—	—	18
Stock compensation	—	—	—	—	—	1,755	—	—	1,755
Repurchase of common stock under Repurchase Program	(378)	—	—	—	(5,318)	(30,194)	—	—	(35,512)
Issuance of common stock held in reserve	—	—	876	28,220	—	—	—	—	28,220
Issuance of restricted stock, net of shares withheld for income taxes	2	—	—	—	—	(80)	—	—	(80)
Dividends on preferred stock	—	—	—	—	—	(1,447)	—	—	(1,447)
Balance at March 31, 2022 (Successor)	21,162	$2	(62)	$(1,996)	$(5,318)	$662,573	$—	$(604,804)	$50,457
Net income	—	—	—	—	—	—	—	256,580	256,580
Conversion of preferred stock	342	—	—	—	—	4,706	—	—	4,706
Stock compensation	—	—	—	—	—	2,145	—	—	2,145
Issuance of restricted stock, net of shares withheld for income taxes	8	—	—	—	—	(325)	—	—	(325)
Repurchase of common stock under Repurchase Program	(1,382)	—	—	—	(2,491)	(125,019)	—	—	(127,510)
Dividends on preferred stock	—	—	—	—	—	(1,380)	—	—	(1,380)
Balance at June 30, 2022 (Successor)	20,130	$2	(62)	$(1,996)	$(7,809)	$542,700	$—	$(348,224)	$184,673
Net loss	—	—	—	—	—	—	—	(18,472)	(18,472)
Conversion of preferred stock	60	—	—	—	—	827	—	—	827
Stock compensation	—	—	—	—	—	2,398	—	—	2,398
Issuance of restricted stock, net of shares withheld for income taxes	39	—	—	—	—	(1,192)	—	—	(1,192)
Repurchase of common stock under Repurchase Program	(827)	—	—	—	6,029	(70,578)	—	—	(64,549)
Dividends on preferred stock	—	—	—	—	—	(1,309)	—	—	(1,309)
Balance at September 30, 2022 (Successor)	19,402	$2	(62)	$(1,996)	$(1,780)	$472,846	$—	$(366,696)	$102,376
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021
Cash flows from operating activities:
Net (loss) income	$(253,867)	$(670,899)	$250,994
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and amortization	189,305	94,935	62,764
Impairment of oil and natural gas properties	—	117,813	—
Impairment of other property and equipment	—	—	14,568
Loss from equity investments	—	—	342
Net loss on derivative instruments	1,436,317	762,134	137,239
Net cash payments on settled derivative instruments	(799,416)	(99,574)	(3,361)
Non-cash reorganization items, net	—	—	(446,012)
Other, net	8,303	1,488	1,727
Changes in operating assets and liabilities, net	(29,560)	(41,260)	153,894
Net cash provided by operating activities	551,082	164,637	172,155
Cash flows from investing activities:
Additions to oil and natural gas properties	(331,994)	(119,306)	(102,330)
Proceeds from sale of oil and natural gas properties	3,210	600	15
Other, net	(536)	2,562	4,484
Net cash used in investing activities	(329,320)	(116,144)	(97,831)
Cash flows from financing activities:
Principal payments on pre-petition revolving credit facility	—	—	(318,961)
Borrowings on pre-petition revolving credit facility	—	—	26,050
Principal payments on Credit Facility	(1,512,000)	—	—
Borrowings on Credit Facility	1,527,000	—	—
Borrowings on exit credit facility	—	306,855	302,751
Principal payments on exit credit facility	—	(409,000)	—
Principal payments on DIP credit facility	—	—	(157,500)
Debt issuance costs and loan commitment fees	(211)	(1,225)	(7,100)
Dividends on preferred stock	(4,136)	—	—
Proceeds from issuance of preferred stock	—	—	50,000
Repurchase of common stock under Repurchase Program	(225,791)	—	—
Other, net	(1,597)	(55)	(8)
Net cash used in financing activities	(216,735)	(103,425)	(104,768)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,027	(54,932)	(30,444)
Cash, cash equivalents and restricted cash at beginning of period	3,260	59,417	89,861
Cash, cash equivalents and restricted cash at end of period	$8,287	$4,485	$59,417
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the financial position and periods as of and for the three months ended September 30, 2022 ("Current Successor Quarter"), as of and for the nine months ended September 30, 2022 ("Current Successor YTD Period"), May 18, 2021 through September 30, 2021 (“Prior Successor Period”), the three months ended September 30, 2021 ("Prior Successor Quarter"), and January 1, 2021 through May 17, 2021 (“Prior Predecessor YTD Period”). The Company's annual report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) should be read in conjunction with this Form 10-Q. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our wholly-owned subsidiaries. Intercompany accounts and balances have been eliminated. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
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
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	Successor
	September 30, 2022	December 31, 2021
Accounts payable and other accrued liabilities	$202,838	$143,938
Revenue payable and suspense	222,729	180,857
Accrued contract rejection damages and shares held in reserve	40,996	69,216
Total accounts payable and accrued liabilities	$466,563	$394,011
Reorganization Items, Net
In the Prior Predecessor YTD Period, the Company incurred significant expenses related to its Chapter 11 filing. The amount of these items, which were incurred in reorganization items, net within the Company's accompanying consolidated statements of operations, significantly affected the Company's statements of operations. The Company also incurred adjustments for allowable claims related to its legal proceedings and executory contracts approved for rejection by the Bankruptcy Court.
The following table summarizes the components in reorganization items, net included in the Company's consolidated statements of operations for the Current Successor YTD Period, Prior Successor Period, and Prior Predecessor YTD Period (in thousands):

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021
Legal and professional advisory fees	$—	$—	$81,565
Net gain on liabilities subject to compromise	—	—	(575,182)
Fresh start adjustments, net	—	—	160,756
Elimination of predecessor accumulated other comprehensive income	—	—	40,430
Debt issuance costs	—	—	3,150
Other items, net	—	—	22,383
Reorganization items, net	$—	$—	$(266,898)
Other, net
Other, net included in the Company's consolidated statements of operations for the Current Successor YTD period included $11.5 million related to the TC claim distribution received in February 2022 as discussed in Note 7.
Supplemental Cash Flow and Non-Cash Information (in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021
Supplemental disclosure of cash flow information:
Cash paid for reorganization items, net	$—	$42,202	$87,199
Interest payments	$30,102	$6,465	$7,272
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - oil, natural gas, and natural gas liquids sales	$(84,674)	$(5,230)	$(60,832)
(Increase) decrease in accounts receivable - joint interest and other	$(14,947)	$5,536	$(3,005)
Increase (decrease) in accounts payable and accrued liabilities	$65,648	$(48,903)	$79,193
Decrease in prepaid expenses	$3,061	$7,231	$135,471
Decrease in other assets	$1,352	$106	$3,067
Total changes in operating assets and liabilities	$(29,560)	$(41,260)	$153,894
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$2,141	$484	$930
Asset retirement obligation capitalized	$53	$55	$546
Asset retirement obligation removed due to divestiture	$(7)	$—	$—
Interest capitalized	$—	$117	$—
Release of common stock held in reserve	$28,220	$23,893	$—
Foreign currency translation gain on equity method investments	$—	$—	$2,570

2.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A and impairment as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	Successor
	September 30, 2022	December 31, 2021
Proved oil and natural gas properties	$2,303,728	$1,917,833
Unproved properties	184,075	211,007
Other depreciable property and equipment	5,767	4,943
Land	386	386
Total property and equipment	2,493,956	2,134,169
Accumulated DD&A and impairment	(467,485)	(278,341)
Property and equipment, net	$2,026,471	$1,855,828
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. At September 30, 2022, the net book value of the Company's oil and gas properties was below the calculated ceiling for the period leading up to September 30, 2022. As a result, the Company did not record an impairment of its oil and natural gas properties for the Current Successor Quarter. The Company recorded impairment of its oil and natural gas properties of $117.8 million for the Prior Successor Period. Upon the application of fresh start accounting, the value of the Company's oil and natural gas properties were determined using forward strip oil and natural gas prices as of the Emergence Date. These prices were higher than the 12-month weighted average prices used in the full cost ceiling limitation at June 30, 2021, which led to the Prior Successor Period impairment charge.
Certain general and administrative costs are capitalized to the full cost pool and represent management’s estimate of costs incurred directly related to exploration and development activities. All general and administrative costs not capitalized are charged to expense as they are incurred. Capitalized general and administrative costs were approximately $4.9 million and $5.1 million for the Current Successor Quarter and Prior Successor Quarter, respectively. Capitalized general and administrative costs were approximately $14.6 million, $7.3 million, and $8.0 million for the Current Successor YTD Period, Prior Successor Period, and Prior Predecessor YTD Period, respectively.
The Company evaluates the costs excluded from its amortization calculation at least annually. Individually insignificant unevaluated properties are grouped for evaluation and periodically transferred to evaluated properties over a timeframe consistent with their expected development schedule.
The following table summarizes the Company’s non-producing properties excluded from amortization by area as of September 30, 2022:

Successor
September 30, 2022
(In thousands)
Utica	$151,856
SCOOP	32,219
Total unproved properties	$184,075

Asset Retirement Obligation
The following table provides a reconciliation of the Company’s asset retirement obligation for the Current Successor YTD Period (in thousands):

Asset retirement obligation at January 1, 2022 (Successor)	$28,264
Liabilities incurred	53
Liabilities removed due to divestitures	(7)
Accretion expense	2,057
Asset retirement obligation at September 30, 2022	$30,367
The following table provides a reconciliation of the Company’s asset retirement obligation for the Prior Predecessor YTD Period and Prior Successor Period (in thousands):

Asset retirement obligation at January 1, 2021 (Predecessor)	$63,566
Liabilities incurred	546
Accretion expense	1,229
Ending balance as of May 17, 2021 (Predecessor)	65,341
Fresh start adjustments(1)	(46,257)

Asset retirement obligation at May 18, 2021 (Successor)	19,084
Liabilities incurred	56
Accretion expense	714
Asset retirement obligation at September 30, 2021	$19,854
_____________________
(1)    The Company recorded its asset retirement obligation at fair value as of the Emergence Date.
3.DEBT
Debt consisted of the following items as of September 30, 2022 and December 31, 2021 (in thousands):

	Successor
	September 30, 2022	December 31, 2021
Credit Facility	$179,000	$164,000
8.000% senior unsecured notes due 2026	550,000	550,000
Net unamortized debt issuance costs	(899)	(1,054)
Total debt, net	728,101	712,946
Less: current maturities of long-term debt	—	—
Total long-term debt, net	$728,101	$712,946
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
The borrowing base will be redetermined semiannually on or around May 1 and November 1 of each year. On October 31, 2022, the Company completed its semi-annual borrowing base redetermination as discussed in Note 13.
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
As of September 30, 2022, the Company had $179.0 million outstanding borrowings under the Credit Facility, $113.2 million in letters of credit outstanding and was in compliance with all covenants under the Credit Facility.
As of September 30, 2022, the Credit Facility bore interest at a weighted average rate of 6.23%.
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

Fair Value of Debt
At September 30, 2022, the carrying value of the outstanding debt represented by the 2026 Senior Notes was $549.1 million. Based on the quoted market prices (Level 1), the fair value of the 2026 Senior Notes was determined to be $546.3 million at September 30, 2022.
4.MEZZANINE EQUITY AND EQUITY
On the Emergence Date, the Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State to provide for, among other things, (i) the authority to issue 42 million shares of common stock with a par value of $0.0001 per share and (ii) the designation of 110,000 shares of preferred stock, with a par value of $0.0001 per share and a liquidation preference of $1,000 per share ("Liquidation Preference").
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
Each holder of shares of preferred stock has the right (the “Conversion Right”), at its option and at any time, to convert all or a portion of the shares of preferred stock that it holds into a number of shares of common stock equal to the quotient obtained by dividing (x) the product obtained by multiplying (i) the Liquidation Preference times (ii) an amount equal to one (1) plus the Per Share Makewhole Amount (as defined in the Preferred Terms) on the date of conversion, by (y) $14.00 per share (as may be adjusted under the Preferred Terms) (the “Conversion Price”). The shares of preferred stock outstanding at September 30, 2022 would convert to approximately 3.7 million shares of common stock if all holders of preferred stock exercised their Conversion Right.
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

Dividends and Conversions
During the Current Successor YTD Period, the company paid $4.1 million of cash dividends to holders of our preferred stock.
The following table summarizes activity of the Company’s preferred stock for the Current Successor YTD Period:

Preferred stock at December 31, 2021	57,896
Conversion of preferred stock	(5,551)
Preferred stock at September 30, 2022	52,345
Equity
Common Stock
On the Emergence Date, all existing shares of the Predecessor's common stock were cancelled. The Successor issued approximately 19.8 million shares of common stock and 1.7 million shares of common stock were issued to the Disputed Claims reserve.
In January 2022 approximately 876,000 shares in the Disputed Claims reserve at December 31, 2021 were issued to certain claimants. As of September 30, 2022, approximately 62,000 shares continue to be held in the Disputed Claims reserve and may be issued upon finalization of remaining claims.
Share Repurchase Program
In November 2021 the Company's Board of Directors approved a stock repurchase program to acquire up to $100 million of its common stock and increased the authorization from $100 million to $200 million in April 2022 and from $200 million to $300 million in July 2022 ("Repurchase Program"). Purchases under the Repurchase Program may be made from time to time in open market or privately negotiated transactions, and will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares of common stock. The Company intends to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund its capital development program. The Repurchase Program is authorized to extend through June 30, 2023, and may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. The following table summarizes activity under the Repurchase Program for the Current Successor Quarter and Current Successor YTD Period (number of shares and dollar value of shares purchased shown in thousands):

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid Per Share
First quarter 2022	438	$35,512	$81.06
Second quarter 2022	1,416	127,510	90.06
Third quarter 2022	753	64,549	85.72
Total	2,607	$227,571	$87.29
5.STOCK-BASED COMPENSATION
On the Emergence Date, the Company's Predecessor common stock was cancelled and the Company's Successor common stock was issued. Accordingly, the Company's then existing stock-based compensation awards were also cancelled. Stock-based compensation for the Predecessor and Successor periods are not comparable.

Successor Stock-Based Compensation
As of the Emergence Date, the board of directors adopted the Incentive Plan with a share reserve equal to 2.8 million shares of common stock. The Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and performance awards or any combination of the foregoing. The Company has granted both restricted stock units and performance vesting restricted stock units to employees and directors pursuant to the Incentive Plan, as discussed below. During the Current Successor Quarter and the Current Successor YTD Period, the Company's stock-based compensation expense was $2.4 million and $6.3 million, of which the Company capitalized $0.8 million and $2.1 million, respectively, relating to its exploration and development efforts. During the Prior Successor Quarter and the Prior Successor Period, the Company's stock-based compensation expense was $1.4 million, of which the Company capitalized $0.5 million relating to its exploration and development efforts. Stock compensation expense, net of the amounts capitalized, is included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2022, the Company has awarded an aggregate of approximately 268,000 restricted stock units and approximately 191,000 performance vesting restricted stock units, net of forfeited awards, under the Incentive Plan.
The following table summarizes restricted stock unit activity for the Current Successor YTD Period:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2022	198,413	$66.04	153,138	$48.54
Granted	2,154	73.83	—	—
Vested	(3,074)	65.75	—	—
Forfeited/canceled	(1,157)	66.89	—	—
Unvested shares as of March 31, 2022	196,336	$67.16	153,138	$48.54
Granted	76,038	97.55	37,666	66.82
Vested	(10,817)	63.53	—	—
Forfeited/canceled	(3,752)	75.70	—	—
Unvested shares as of June 30, 2022	257,805	$75.37	190,804	$52.15
Granted	—	—	—	—
Vested	(52,701)	66.18	—	—
Forfeited/canceled	(3,265)	85.36	—	—
Unvested shares as of September 30, 2022	201,839	$77.60	190,804	$52.15
Successor Restricted Stock Units
Restricted stock units awarded under the Incentive Plan generally vest ratably over a period of 3 or 4 years in the case of employees and 4 years in the case of directors upon the recipient meeting applicable service requirements. Stock-based compensation expense is recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of the grant. Unrecognized compensation expense as of September 30, 2022 was $14.1 million. The expense is expected to be recognized over a weighted average period of 2.38 years.

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
Unrecognized compensation expense as of September 30, 2022, related to performance vesting restricted shares was $6.5 million. The expense is expected to be recognized over a weighted average period of 1.95 years.
Predecessor Stock-Based Compensation
The Predecessor granted restricted stock units to employees and directors pursuant to the 2019 Amended and Restated Incentive Stock Plan (the "2019 Plan"). During the Prior Predecessor YTD Period, the Company’s stock-based compensation cost was $4.4 million, of which the Company capitalized $0.9 million, relating to its exploration and development efforts. Stock compensation costs, net of the amounts capitalized, are included in general and administrative expenses in the accompanying consolidated statements of operations.
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
There were no potential shares of common stock that were considered dilutive for the Current Successor Quarter, Current Successor YTD Period, Prior Successor Period, Prior Successor Quarter, or Prior Predecessor YTD Period. There were 3.7 million shares of potential common shares issuable due to the Company's convertible preferred stock for each of the Current Successor Quarter and Current Successor YTD Period. There were 1.2 million and 1.5 million shares of restricted stock that were considered anti-dilutive during the Current Successor Quarter and Current Successor YTD Period, respectively.
Reconciliations of the components of basic and diluted net (loss) income per common share are presented in the tables below (in thousands):

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net loss	$(18,472)	$(461,313)
Dividends on preferred stock	(1,309)	(2,095)
Net loss attributable to common stockholders	$(19,781)	$(463,408)
Basic Shares	19,635	20,598
Basic and Dilutive EPS	$(1.01)	$(22.50)

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021
Net (loss) income	$(253,867)	$(670,899)	$250,994
Dividends on preferred stock	(4,136)	(3,126)	—
Net (loss) income attributable to common stockholders	$(258,003)	$(674,025)	$250,994
Basic Shares	20,514	20,507	160,834
Basic and Dilutive EPS	$(12.58)	$(32.87)	$1.56

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
A summary of these commitments at September 30, 2022 are set forth in the table below, excluding contracts in the process of being rejected as discussed in the Litigation and Regulatory Proceedings section below (in thousands):

Remaining 2022	$58,483
2023	229,733
2024	220,708
2025	139,706
2026	136,235
Thereafter	889,674
Total	$1,674,539
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

The Pending Motions to Reject were removed to the United States District Court for the Southern District of Texas (the “District Court”) by TC and Rover prior to the TC settlement. On July 13, 2022, the District Court referred the Pending Motion to Reject with respect to Rover back to the Bankruptcy Court. The Company believes that the Pending Motion to Reject with respect to Rover will be ultimately granted, and that the Company does not have any ongoing obligation pursuant to the contract; however, if the Company is not permitted to reject the Rover firm transportation contract, it could be required to post additional credit assurance and be liable for demand charges, attorneys' fees and interest.
The Company has been named as a defendant in three separate complaints, two filed by Siltstone Resources, LLC, and the third filed by the Ohio Public Works Commission (OPWC) (together, the "Complaints"). The Complaints all arise from restrictive covenants in favor of OPWC generally prohibiting any transfer and any use inconsistent with a green park space. OPWC filed crossclaims against Gulfport in the Siltstone matters alleging that the transfer of the mineral rights and the development of oil and gas on the property violated these restrictive covenants. On June 19, 2018, October 25, 2019, and March 15, 2019, each trial court in the Complaints entered judgment in favor of the Company and other defendants, finding the restrictive covenants only applied to the surface estate. OPWC appealed each judgement to the respective Ohio Courts of Appeal where the trial court decisions were reversed in favor of OPWC. The Company and certain other parties to the Complaints appealed the appellate court decisions to the Ohio Supreme Court. On February 23, 2022, the Ohio Supreme Court affirmed the first appellate decision and remanded the case back to the trial court. The other two complaints are still pending before the Ohio Supreme Court. OPWC is seeking both injunctive relief to enforce the restrictive covenants and equitable relief. Liquidated damages were successfully discharged in the Company’s Chapter 11 proceedings through May 17, 2021. The scope and consequence of any injunctive relief that may be granted is not certain, but may have an adverse impact on the Company's operations associated with the leases subject to the Complaints.
In March 2020, Robert F. Woodley, individually and on behalf of all others similarly situated, filed a federal securities class action against the Company, David M. Wood, Keri Crowell and Quentin R. Hicks in the United States District Court for the Southern District of New York. The complaint alleges that the Company made materially false and misleading statements regarding the Company’s business and operations in violation of the federal securities laws and seeks unspecified damages, the payment of reasonable attorneys’ fees, expert fees and other costs, pre-judgment and post-judgment interest, and such other and further relief that may be deemed just and proper. On January 11, 2022, the court granted Gulfport's motion to dismiss and the case was closed by the court on February 14, 2022. The plaintiffs appealed the district court ruling, and the appellate court affirmed the lower court's motion to dismiss on October 27, 2022.
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

Below is a summary of the Company’s open fixed price swap positions as of September 30, 2022.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2022	NYMEX Henry Hub	270,000	$2.96
2023	NYMEX Henry Hub	165,014	$3.64
2024	NYMEX Henry Hub	54,973	$3.98

Oil		(Bbl/d)	($/Bbl)
Remaining 2022	NYMEX WTI	3,000	$66.03
2023	NYMEX WTI	3,000	$74.47

NGL		(Bbl/d)	($/Bbl)
Remaining 2022	Mont Belvieu C3	4,000	$36.62
2023	Mont Belvieu C3	3,000	$38.07
The Company entered into costless collars based off the NYMEX WTI and Henry Hub oil and natural gas indices. Each two-way price collar has a set floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, the Company will cash-settle the difference with the hedge counterparty. Below is a summary of the Company's costless collar positions as of September 30, 2022.

	Index	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)	($/MMBtu)
Remaining 2022	NYMEX Henry Hub	389,500	$2.54	$2.96
2023	NYMEX Henry Hub	285,000	$2.93	$4.78
2024	NYMEX Henry Hub	80,000	$3.63	$7.02

Oil		(Bbl/d)	($/Bbl)	($/Bbl)
Remaining 2022	NYMEX WTI	1,500	$55.00	$60.00
In the third quarter of 2019, the Company sold call options in exchange for a premium, and used the associated premiums received to enhance the fixed price for a portion of the fixed price natural gas swaps primarily for 2020. Each short call option has an established ceiling price. When the referenced settlement price is above the price ceiling established by these short call options, the Company pays its counterparty an amount equal to the difference between the referenced settlement price and the price ceiling multiplied by the hedged contract volumes. No payment is due from either party if the referenced settlement price is below the price ceiling. Below is a summary of the Company's open sold call option positions as of September 30, 2022.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2022	NYMEX Henry Hub	152,675	$2.90
2023	NYMEX Henry Hub	407,925	$2.90
2024	NYMEX Henry Hub	202,000	$3.33
2025	NYMEX Henry Hub	33,315	$4.65

In addition, the Company entered into natural gas basis swap positions. As of September 30, 2022, the Company had the following natural gas swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas			(MMBtu/d)	($/MMBtu)
2023	Rex Zone 3	NYMEX Plus Fixed Spread	40,000	$(0.21)
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis at September 30, 2022 and December 31, 2021 (in thousands):

	Successor
	September 30, 2022	December 31, 2021
Short-term derivative asset	$53,342	$4,695
Long-term derivative asset	24,335	18,664
Short-term derivative liability	(817,384)	(240,735)
Long-term derivative liability	(299,150)	(184,580)
Total commodity derivative position	$(1,038,857)	$(401,956)
Gains and Losses
The following tables present the gain and loss recognized in net loss on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the Current Successor Quarter, Current Successor YTD Period, Prior Successor Quarter, Prior Successor Period, and Prior Predecessor YTD Period (in thousands):

	Net loss on derivative instruments
	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Natural gas derivatives - fair value losses	$(161,532)	$(517,799)
Natural gas derivatives - settlement losses	(354,084)	(82,566)
Total losses on natural gas derivatives	(515,616)	(600,365)

Oil derivatives - fair value gains (losses)	33,545	(1,590)
Oil derivatives - settlement losses	(9,035)	(4,336)
Total gains (losses) on oil and condensate derivatives	24,510	(5,926)

NGL derivatives - fair value gains (losses)	19,043	(10,201)
NGL derivatives - settlement losses	(2,832)	(5,984)
Total gains (losses) on NGL derivatives	16,211	(16,185)

Total losses on natural gas, oil and NGL derivatives	$(474,895)	$(622,476)

	Net loss on derivative instruments
	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021
Natural gas derivatives - fair value losses	$(659,193)	$(638,063)	$(123,080)
Natural gas derivatives - settlement losses	(754,177)	(89,255)	(3,362)
Total losses on natural gas derivatives	(1,413,370)	(727,318)	(126,442)

Oil derivatives - fair value gains (losses)	8,076	(6,947)	(6,126)
Oil derivatives - settlement losses	(31,460)	(4,336)	—
Total losses on oil and condensate derivatives	(23,384)	(11,283)	(6,126)

NGL derivatives - fair value gains (losses)	14,216	(17,549)	(4,671)
NGL derivatives - settlement losses	(13,779)	(5,984)	—
Total gains (losses) on NGL derivatives	437	(23,533)	(4,671)

Total losses on natural gas, oil and NGL derivatives	$(1,436,317)	$(762,134)	$(137,239)
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

	Successor
	As of September 30, 2022
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
Derivative assets	$77,677	$(72,718)	$4,959
Derivative liabilities	$(1,116,533)	$72,718	$(1,043,815)

	Successor
	As of December 31, 2021
	Gross Assets (Liabilities)	Gross Amounts
	Presented in the	Subject to Master	Net
	Consolidated Balance Sheets	Netting Agreements	Amount
Derivative assets	$23,359	$(20,265)	$3,094
Derivative liabilities	$(425,315)	$20,265	$(405,050)
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
Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of September 30, 2022 and December 31, 2021 (in thousands):

	Successor
	September 30, 2022
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$77,677	$—
Contingent consideration arrangement	—	—	4,900
Total assets	$—	$77,677	$4,900
Liabilities:
Derivative instruments	$—	$1,116,533	$—

	Successor
	December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$23,359	$—
Contingent consideration arrangement	—	—	5,800
Total assets	$—	$23,359	$5,800
Liabilities:
Derivative instruments	$—	$425,315	$—

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
The Company's SCOOP water infrastructure sale, which closed in the first quarter of 2020, included a contingent consideration arrangement. As of September 30, 2022, the fair value of the contingent consideration was $4.9 million, of which $0.6 million is included in prepaid expenses and other assets and $4.3 million is included in other assets in the accompanying consolidated balance sheets. The fair value of the contingent consideration arrangement is calculated using discounted cash flow techniques and is based on internal estimates of the Company's future development program and water production levels. Given the unobservable nature of the inputs, the fair value measurement of the contingent consideration arrangement is deemed to use Level 3 inputs. The Company has elected the fair value option for this contingent consideration arrangement and, therefore, records changes in fair value in earnings. The Company recognized losses of $0.3 million and $1.2 million for the Current Successor Quarter and Prior Successor Quarter, respectively, with respect to this contingent consideration arrangement. The Company recognized losses of $0.4 million, $0.1 million and a nominal gain for the Current Successor YTD Period, Prior Successor Period, and Prior Predecessor YTD Period, respectively, with respect to this contingent consideration arrangement. These fair value changes are included in other expense (income) in the accompanying consolidated statements of operations.
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
10.REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition
The Company’s revenues are primarily derived from the sale of natural gas, oil, condensate and NGL. These sales are recognized in the period that the performance obligations are satisfied. The Company generally considers the delivery of each unit (MMBtu or Bbl) to be separately identifiable and represents a distinct performance obligation that is satisfied at the time control of the product is transferred to the customer. Revenue is measured based on consideration specified in the contract with the customer, and excludes any amounts collected on behalf of third parties. These contracts typically include variable consideration that is based on pricing tied to market indices and volumes delivered in the current month. As such, this market pricing may be constrained (i.e., not estimable) at the inception of the contract but will be recognized based on the applicable market pricing, which will be known upon transfer of the goods to the customer. The payment date is usually within 30 days of the end of the calendar month in which the commodity is delivered.
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

Transaction Price Allocated to Remaining Performance Obligations
A significant number of the Company's product sales are short-term in nature generally through evergreen contracts with contract terms of one year or less. These contracts typically renew automatically under the same provisions. For those contracts, the Company has utilized the practical expedient allowed in the revenue accounting standard that exempts the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $317.5 million and $232.9 million as of September 30, 2022 and December 31, 2021, respectively, and are reported in accounts receivable - oil, natural gas, and natural gas liquids sales on the consolidated balance sheets. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain sales may be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The differences between the estimates and the actual amounts for product sales is recorded in the month that payment is received from the purchaser. For each of the periods presented, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was not material.
11.LEASES
Nature of Leases
The Company has operating leases on certain equipment with remaining lease durations in excess of one year. The Company recognizes a right-of-use asset and lease liability on the balance sheet for all leases with lease terms of greater than one year. Short-term leases that have an initial term of one year or less are not capitalized.
The Company has entered into contracts for drilling rigs with varying terms with third parties to ensure operational continuity, cost control and rig availability in its operations. The Company has concluded its drilling rig contracts are operating leases as the assets are identifiable and the Company has the right to control the identified assets. However, at September 30, 2022, the Company did not have any active long-term drilling rig contracts in place.
The Company rents office space for its corporate headquarters, field locations and certain other equipment from third parties, which expire at various dates through 2026. These agreements are typically structured with non-cancelable terms of one to five years. The Company has determined these agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. The Company has included any renewal options that it has determined are reasonably certain of exercise in the determination of the lease terms. In July 2022, the Company moved its headquarters to a new location. The impact of the Company's new headquarters lease is reflected in the tables below.

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
Future amounts due under operating lease liabilities as of September 30, 2022 were as follows (in thousands):

Remaining 2022	$247
2023	966
2024	824
2025	824
2026	550
Total lease payments	$3,411
Less: imputed interest	(351)
Total	$3,060
The tables below summarize lease cost for the periods presented (in thousands):

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Operating lease cost	$187	$10
Variable lease cost	—	—
Short-term lease cost	8,035	2,873
Total lease cost(1)	$8,222	$2,883

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021
Operating lease cost	$287	$18	$41
Variable lease cost	—	—	—
Short-term lease cost	26,817	5,033	4,496
Total lease cost(1)	$27,104	$5,051	$4,537
_____________________
(1)    The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in either lease operating expenses or general and administrative expenses in the accompanying consolidated statements of operations.
Supplemental cash flow information related to leases was as follows (in thousands):

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$354	$46	$48
The weighted-average remaining lease term as of September 30, 2022 was 3.75 years. The weighted-average discount rate used to determine the operating lease liability as of September 30, 2022 was 5.90%.

12.INCOME TAXES
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on our current analysis of the provisions, we do not believe this legislation will have a material impact on our consolidated financial statements.
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
For the nine months ended September 30, 2022, the Company's estimated annual effective tax rate remained nominal as a result of the valuation allowance on its deferred tax assets. The effective tax rate for the period was 0%, which differs from the statutory rate of 21% primarily as a result of the valuation allowance on the Company's deferred tax assets.
At each reporting period, the Company weighs all available positive and negative evidence to determine whether its deferred tax assets are more likely than not to be realized. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax laws in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry. Based upon the Company’s analysis, the Company determined a full valuation allowance was necessary against its net deferred tax assets as of September 30, 2022.
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

Emergence from Chapter 11 bankruptcy proceedings resulted in a change in ownership for purposes of IRC Section 382. The Company is applying rules under IRC Section 382(l)(5) that allow the Company to mitigate the limitations imposed under the regulations with respect to the Company’s remaining tax attributes. The Company’s deferred tax assets and liabilities, prior to the valuation allowance, have been computed on such basis. Additionally, under IRC Section 382(l)(5), an ownership change subsequent to the Company’s emergence could severely limit or effectively eliminate its ability to realize the value of its tax attributes.

13.SUBSEQUENT EVENTS
Credit Facility Redetermination
On October 31, 2022, the Company completed its semi-annual borrowing base redetermination during which the borrowing base was reconfirmed at $1.0 billion with the elected commitments remaining at $700 million.

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
The following information updates the discussion of Gulfport’s financial condition provided in its Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), and analyzes the changes in the results of operations between the periods of July 1, 2022 through September 30, 2022 (“Current Successor Quarter”), January 1, 2022 through September 30, 2022 ("Current Successor YTD Period"), July 1, 2021, through September 30, 2021 (“Prior Successor Quarter”), May 18, 2021 through September 30, 2021 ("Prior Successor Period"), and January 1, 2021 through May 17, 2021 ("Prior Predecessor YTD Period"). For definitions of commonly used natural gas and oil terms found in this Quarterly Report on Form 10-Q, please refer to the “Definitions” provided in this report and in our 2021 Form 10-K.
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
Recent Developments
Share Repurchase Program
In November 2021 our board of directors approved a stock Repurchase Program to acquire up to $100 million of our outstanding common stock and increased the authorization from $100 million to $200 million in April 2022 and from $200 million to $300 million in July 2022 ("Repurchase Program"). Purchases under the Repurchase Program will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require us to acquire any specific number of shares of common stock. We intend to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund our capital development program. The Repurchase Program is authorized to extend through June 30, 2023 and may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. Any shares of common stock repurchased are expected to be cancelled. As of September 30, 2022, 2,607,059 shares have been repurchased for approximately $227.6 million under the Repurchase Program at a weighted average price of $87.29 per share.
Inflation, Rising Interest Rates and Changes in Commodity Prices
The annual rate of inflation in the United States was measured at 8.2% in September 2022 by the Consumer Price Index, the highest in more than four decades. Inflation and increased commodity prices have caused drilling and completion costs to increase from the prior year. In addition, the Federal Reserve has tightened monetary policy by approving a series of increases to the Federal Funds Rate. Furthermore, the Chairman of the Federal Reserve signaled that the Federal Reserve would continue to take necessary action to bring inflation down and to ensure price stability, including continued rate increases. The inflationary environment has impacted interest rates on our Credit Facility borrowings throughout 2022. Interest rates on our Credit Facility borrowings have increased from 3.21% at March 31, 2022 to 6.23% at September 30, 2022. Additional increases in interest rates may have a negative impact on the Company’s ability to continue to execute its business strategy.
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
2022 Operational and Financial Highlights
During the third quarter of 2022, we had the following notable achievements:
•Reported total net production of 914.9 MMcfe per day.
•Turned to sales nine gross (8.1 net) operated wells.
•Completed four-well Extreme pad in the Utica and brought online at a combined gross peak production rate of approximately 140 MMcfe per day.
•Generated $167.9 million of operating cash flows.
•Expanded the Repurchase Program authorization limit from $200 million to $300 million.
•Repurchased 753,074 shares for $64.5 million at a weighted average price of $85.72 per share.
2022 Production and Drilling Activity
Production Volumes

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Natural gas (Mcf/day)
Utica	597,027	678,154
SCOOP	218,633	188,292
Other	—	—
Total	815,660	866,446
Oil and condensate (Bbl/day)
Utica	646	958
SCOOP	3,721	4,335
Other	—	78
Total	4,366	5,371
NGL (Bbl/day)
Utica	2,458	2,516
SCOOP	9,714	9,918
Other	—	—
Total	12,172	12,434
Combined (Mcfe/day)
Utica	615,649	698,998
SCOOP	299,239	273,812
Other	—	471
Total	914,888	973,281
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 914.9 MMcfe per day during the Current Successor Quarter, as compared to 973.3 MMcfe per day during the Prior Successor Quarter. The 6% decrease in production per day is largely the result of the timing of our development activities in 2022 as compared to 2021 and natural decline on our existing base production.

	Successor		Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021	Nine Months Ended September 30, 2021
Natural gas (Mcf/day)
Utica	664,960	682,596	780,791	731,873
SCOOP	200,847	190,305	126,294	158,182
Other	7	38	63	51
Total	865,814	872,939	907,148	890,106
Oil and condensate (Bbl/day)
Utica	688	1,012	1,336	1,175
SCOOP	3,539	4,493	2,508	3,497
Other	1	76	35	55
Total	4,228	5,581	3,879	4,727
NGL (Bbl/day)
Utica	2,251	2,588	2,638	2,613
SCOOP	9,275	9,645	6,200	7,916
Other	1	—	3	2
Total	11,526	12,233	8,841	10,531
Combined (Mcfe/day)
Utica	682,594	704,196	804,633	754,598
SCOOP	277,730	275,134	178,545	226,662
Other	17	498	288	392
Total	960,341	979,828	983,466	981,653
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 960.3 MMcfe per day during the Current Successor YTD Period, as compared to 981.7 MMcfe per day during the Prior Combined YTD Period. The result is largely driven by fewer wells turned to sales in the Current Successor YTD Period versus the Prior Combined YTD Period.
Utica. We spud four gross (3.8 net) wells in the Utica during the Current Successor Quarter, three of which were being drilled at September 30, 2022. In addition, we completed twelve gross (11.7 net) operated wells. We did not participate in any additional wells that were drilled by other operators on our Utica acreage.
As of October 27, 2022, we had one operated drilling rig running in the Utica, and we expect to add a top-hole drilling rig during the fourth quarter of 2022.
SCOOP. We did not spud any wells in the SCOOP during the Current Successor Quarter. We participated in five gross (0.08 net) wells that were drilled by other operators on our SCOOP acreage.
As of October 27, 2022, we had no operated drilling rigs running in the SCOOP and we have concluded the 2022 drilling program.

RESULTS OF OPERATIONS
Current Successor Quarter Compared to Prior Successor Quarter
Natural Gas, Oil and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate and NGL production and related pricing for the Current Successor Quarter and Prior Successor Quarter. Some totals below may not sum or recalculate due to rounding.

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Natural gas sales
Natural gas production volumes (MMcf)	75,041	79,713
Natural gas production volumes (MMcf) per day	816	866
Total sales	$585,596	$301,516
Average price without the impact of derivatives ($/Mcf)	$7.80	$3.78
Impact from settled derivatives ($/Mcf)	$(4.72)	$(1.04)
Average price, including settled derivatives ($/Mcf)	$3.08	$2.74

Oil and condensate sales
Oil and condensate production volumes (MBbl)	402	494
Oil and condensate production volumes (MBbl) per day	4	5
Total sales	$36,050	$33,279
Average price without the impact of derivatives ($/Bbl)	$89.75	$67.37
Impact from settled derivatives ($/Bbl)	$(22.49)	$(8.77)
Average price, including settled derivatives ($/Bbl)	$67.26	$58.60

NGL sales
NGL production volumes (MBbl)	1,120	1,144
NGL production volumes (MBbl) per day	12	12
Total sales	$44,351	$45,153
Average price without the impact of derivatives ($/Bbl)	$39.61	$39.47
Impact from settled derivatives ($/Bbl)	$(2.53)	$(5.23)
Average price, including settled derivatives ($/Bbl)	$37.08	$34.24

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	84,170	89,542
Natural gas equivalents (MMcfe) per day	915	973
Total sales	$665,997	$379,948
Average price without the impact of derivatives ($/Mcfe)	$7.91	$4.24
Impact from settled derivatives ($/Mcfe)	$(4.35)	$(1.04)
Average price, including settled derivatives ($/Mcfe)	$3.56	$3.20

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.18	$0.15
Average taxes other than income ($/Mcfe)	$0.20	$0.13
Average transportation, gathering, processing and compression ($/Mcfe)	$1.06	$0.94
Total lease operating expenses, midstream costs and taxes other than income ($/Mcfe)	$1.44	$1.22

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Natural gas	$585,596	$301,516
Oil and condensate	36,050	33,279
NGL	44,351	45,153
Natural gas, oil and condensate and NGL sales	$665,997	$379,948
The increase in natural gas sales without the impact of derivatives when comparing the Current Successor Quarter to the Prior Successor Quarter was due to a 106% increase in realized natural gas prices partially offset by a 6% decrease in sales volumes. The realized price change was primarily driven by the significant increase in the average Henry Hub gas index from $4.01 per Mcf in the Prior Successor Quarter to $8.20 per Mcf during the Current Successor Quarter.
The increase in oil and condensate sales without the impact of derivatives when comparing the Current Successor Quarter to the Prior Successor Quarter was due to a 33% increase in realized prices, partially offset by a 19% decrease in sales volumes. The realized price change was driven by the significant increase in the average WTI crude index from $70.56 per barrel in the Prior Successor Quarter to $91.55 per barrel during the Current Successor Quarter.
The decrease in NGL sales without the impact of derivatives when comparing the Current Successor Quarter to the Prior Successor Quarter was due to a 2% decrease in production combined with comparable pricing from quarter to quarter.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Natural gas derivatives - fair value losses	$(161,532)	$(517,799)
Natural gas derivatives - settlement losses	(354,084)	(82,566)
Total losses on natural gas derivatives	$(515,616)	$(600,365)

Oil derivatives - fair value gains (losses)	$33,545	$(1,590)
Oil derivatives - settlement losses	(9,035)	(4,336)
Total gains (losses) on oil derivatives	$24,510	$(5,926)

NGL derivatives - fair value gains (losses)	$19,043	$(10,201)
NGL derivatives - settlement losses	(2,832)	(5,984)
Total gains (losses) on NGL derivatives	$16,211	$(16,185)

Total losses on natural gas, oil and NGL derivatives	$(474,895)	$(622,476)
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. See Note 8 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Lease operating expenses
Utica	$9,976	$9,309
SCOOP	5,386	4,527
Other	1	28
Total lease operating expenses	$15,363	$13,864

Lease operating expenses per Mcfe
Utica	$0.18	$0.14
SCOOP	0.20	0.18
Other	—	0.65
Total lease operating expenses per Mcfe	$0.18	$0.15
The increase in total and per unit LOE when comparing the Current Successor Quarter to the Prior Combined Quarter was primarily the result of inflationary effects, increased water hauling, driven by recent wells turned to sales and increased disposal expenses throughout our Utica operations.
Taxes Other Than Income (in thousands, except per unit)

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Production taxes	$13,622	$8,822
Property taxes	1,526	2,309
Other	1,381	713
Total taxes other than income	$16,529	$11,844
Total taxes other than income per Mcfe	$0.20	$0.13
The increase in total and per unit taxes other than income when comparing the Current Successor Quarter to the Prior Successor Quarter was primarily related to an increase in production taxes resulting from the significant increase in our natural gas, oil and NGL revenues excluding the impact of hedges discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Transportation, gathering, processing and compression	$89,234	$84,435
Transportation, gathering, processing and compression per Mcfe	$1.06	$0.94
The increase in total and per unit transportation, gathering, processing and compression when comparing the Current Successor Quarter to the Prior Successor Quarter was primarily related to an increase in minimum volume commitments, combined with an increase in rates on certain gathering and transportation systems.

Depreciation, Depletion and Amortization (in thousands, except per unit)

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Depreciation, depletion and amortization of oil and gas properties	$64,099	$61,922
Depreciation, depletion and amortization of other property and equipment	320	651
Total depreciation, depletion and amortization	$64,419	$62,573
Depreciation, depletion and amortization per Mcfe	$0.77	$0.70
The increase in total and per unit depreciation, depletion and amortization of our oil and gas properties when comparing the Current Successor Quarter to the Prior Successor Quarter was primarily the result of an increased depletion rate as a result of our drilling and development activities subsequent to the third quarter of 2021.
General and Administrative Expenses (in thousands, except per unit)

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
General and administrative expenses, gross	$17,015	$24,951
Reimbursed from third parties	(3,339)	(3,182)
Capitalized general and administrative expenses	(4,924)	(5,078)
General and administrative expenses, net	$8,752	$16,691
General and administrative expenses, net per Mcfe	$0.10	$0.19
The decrease in general and administrative expenses for the Current Successor Quarter compared to the Prior Successor Quarter was primarily driven by reduced legal and professional fees associated with our restructuring and our continued focus on our workforce and leadership structure to better align to our current operating environment.
Restructuring and Liability Management
During the Prior Successor Quarter, we incurred $2.8 million in restructuring charges related to reductions in workforce as we continued to align our workforce and leadership structure to our current operating environment.

Interest Expense (in thousands, except per unit)

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Interest on 2026 Senior Notes	$11,053	$11,049
Interest expense on Credit Facility	3,712	—
Amortization of loan costs	676	594
Interest on exit facility	—	2,458
Interest on first-out term loan	—	2,427
Other	20	(177)
Total interest expense	$15,461	$16,351
Interest expense per Mcfe	$0.18	$0.18
The change in interest expense was primarily due to the settlement of the exit facility and first-out term loan in the fourth quarter of 2021, which were replaced with the Credit Facility as discussed in Note 3 of our consolidated financial statements.
Income Taxes
We did not record any income tax expense for the Current Successor Quarter as a result of maintaining a full valuation allowance against our net deferred tax asset. See Note 12 of our consolidated financial statements for further details of our valuation allowance. We recorded an income tax expense of $0.7 million for the Prior Successor Quarter in our consolidated statement of operations as a result of an Oklahoma refund claim that was filed during the third quarter of 2021, resulting in an adjustment to the income tax benefit recorded during the Prior Predecessor YTD Period.

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

	Successor		Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021	Nine Months Ended September 30, 2021
Natural gas sales
Natural gas production volumes (MMcf)	236,367	118,720	124,279	242,999
Natural gas production volumes (MMcf) per day	866	873	907	890
Total sales	$1,529,898	$413,234	$344,390	$757,624
Average price without the impact of derivatives ($/Mcf)	$6.47	$3.48	$2.77	$3.12
Impact from settled derivatives ($/Mcf)	$(3.19)	$(0.75)	$(0.03)	$(0.38)
Average price, including settled derivatives ($/Mcf)	$3.28	$2.73	$2.74	$2.74

Oil and condensate sales
Oil and condensate production volumes (MBbl)	1,154	759	531	1,290
Oil and condensate production volumes (MBbl) per day	4	6	4	5
Total sales	$111,298	$50,866	$29,106	$79,972
Average price without the impact of derivatives ($/Bbl)	$96.42	$67.02	$54.81	$61.99
Impact from settled derivatives ($/Bbl)	$(27.26)	$(5.71)	$—	$(3.36)
Average price, including settled derivatives ($/Bbl)	$69.16	$61.31	$54.81	$58.63

NGL sales
NGL production volumes (MBbl)	3,147	1,664	1,211	2,875
NGL production volumes (MBbl) per day	12	12	9	11
Total sales	$143,741	$61,230	$36,780	$98,010
Average price without the impact of derivatives ($/Bbl)	$45.68	$36.80	$30.37	$34.09
Impact from settled derivatives ($/Bbl)	$(4.38)	$(3.60)	$—	$(2.08)
Average price, including settled derivatives ($/Bbl)	$41.30	$33.20	$30.37	$32.01

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	262,173	133,257	134,735	267,992
Natural gas equivalents (MMcfe) per day	960	980	983	982
Total sales	$1,784,937	$525,330	$410,276	$935,606
Average price without the impact of derivatives ($/Mcfe)	$6.81	$3.94	$3.05	$3.49
Impact from settled derivatives ($/Mcfe)	$(3.05)	$(0.75)	$(0.02)	$(0.38)
Average price, including settled derivatives ($/Mcfe)	$3.76	$3.19	$3.03	$3.11

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.18	$0.13	$0.14	$0.14
Average taxes other than income ($/Mcfe)	$0.17	$0.13	$0.09	$0.11
Average transportation, gathering, processing and compression ($/Mcfe)	$1.00	$0.94	$1.20	$1.07
Total lease operating expenses, midstream costs and taxes other than income ($/Mcfe)	$1.35	$1.20	$1.43	$1.32

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Successor		Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021	Nine Months Ended September 30, 2021
Natural gas	$1,529,898	$413,234	$344,390	$757,624
Oil and condensate	111,298	50,866	29,106	79,972
NGL	143,741	61,230	36,780	98,010
Natural gas, oil and condensate and NGL sales	$1,784,937	$525,330	$410,276	$935,606
The increase in natural gas sales without the impact of derivatives when comparing the Current Successor YTD Period to the Prior Combined YTD Period was due to a 107% increase in realized natural gas prices partially offset by a 3% decrease in sales volumes. The realized price change was driven by the significant increase in the average Henry Hub gas index from $3.18 per Mcf in the Prior Combined YTD Period to $6.77 per Mcf during the Current Successor YTD Period.
The increase in oil and condensate sales without the impact of derivatives when comparing the Current Successor YTD Period to the Prior Combined YTD Period was due to a 56% increase in realized prices and partially offset by an 11% decrease in sales volumes. The realized price change was driven by the significant increase in the average WTI crude index from $64.82 per barrel in the Prior Combined YTD Period to $98.09 per barrel during the Current Successor YTD Period.
The increase in NGL sales without the impact of derivatives when comparing the Current Successor YTD Period to the Prior Combined YTD Period was due to a 34% increase in realized prices combined with a 9% increase in NGL sales volumes. The realized price change was driven by the significant increase in the average Mont Belvieu NGL index from $35.76 per barrel in the Prior Combined YTD Period to $49.27 per barrel during the Current Successor YTD Period.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Successor		Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021	Nine Months Ended September 30, 2021
Natural gas derivatives - fair value losses	$(659,193)	$(638,063)	$(123,080)	$(761,143)
Natural gas derivatives - settlement losses	(754,177)	(89,255)	(3,362)	(92,617)
Total losses on natural gas derivatives	$(1,413,370)	$(727,318)	$(126,442)	$(853,760)

Oil derivatives - fair value gains (losses)	$8,076	$(6,947)	$(6,126)	$(13,073)
Oil derivatives - settlement losses	(31,460)	(4,336)	—	(4,336)
Total losses on oil derivatives	$(23,384)	$(11,283)	$(6,126)	$(17,409)

NGL derivatives - fair value gains (losses)	$14,216	$(17,549)	$(4,671)	$(22,220)
NGL derivatives - settlement losses	(13,779)	(5,984)	—	(5,984)
Total gains (losses) on NGL derivatives	$437	$(23,533)	$(4,671)	$(28,204)

Total losses on natural gas, oil and NGL derivatives	$(1,436,317)	$(762,134)	$(137,239)	$(899,373)
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The significant increase in fair value losses is the result of a significant increase in futures pricing for oil, natural gas, and NGL at September 30, 2022. See Note 8 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Successor		Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021	Nine Months Ended September 30, 2021
Lease operating expenses
Utica	$32,796	$12,162	$13,991	$26,153
SCOOP	14,452	5,757	5,449	11,206
Other	(2)	61	84	145
Total lease operating expenses	$47,246	$17,980	$19,524	$37,504

Lease operating expenses per Mcfe
Utica	$0.18	$0.13	$0.13	$0.13
SCOOP	0.19	0.15	0.22	0.18
Other	(0.43)	0.90	2.15	1.36
Total lease operating expenses per Mcfe	$0.18	$0.13	$0.14	$0.14
The increase in total LOE during the Current Successor YTD Period compared to the Prior Combined YTD Period was primarily the result of inflationary effects, increased water hauling, driven by recent wells turned to sales and increased disposal expenses throughout our Utica operations.
Taxes Other Than Income (in thousands, except per unit)

	Successor		Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021	Nine Months Ended September 30, 2021
Production taxes	$36,714	$12,561	$8,459	$21,020
Property taxes	5,311	3,377	2,590	5,967
Other	3,654	962	1,300	2,262
Total taxes other than income	$45,679	$16,900	$12,349	$29,249
Total taxes other than income per Mcfe	$0.17	$0.13	$0.09	$0.11
The increase in total and per unit production taxes during the Current Successor YTD Period compared to the Prior Combined YTD Period was primarily related to an increase in production taxes resulting from the significant increase in our natural gas, oil and NGL revenues excluding the impact of hedges discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Successor		Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021	Nine Months Ended September 30, 2021
Transportation, gathering, processing and compression	$261,778	$125,811	$161,086	$286,897
Transportation, gathering, processing and compression per Mcfe	$1.00	$0.94	$1.20	$1.07
The decrease in transportation, gathering, processing and compression during the Current Successor YTD Period compared to the Prior Combined YTD Period was primarily related to savings associated with rejected midstream contracts and renegotiation through the bankruptcy process.

Depreciation, Depletion and Amortization (in thousands, except per unit)

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021
Depreciation, depletion and amortization of oil and gas properties	$188,324	$93,959	$60,831
Depreciation, depletion and amortization of other property and equipment	981	976	1,933
Total depreciation, depletion and amortization	$189,305	$94,935	$62,764
Depreciation, depletion and amortization per Mcfe	$0.72	$0.71	$0.47
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
Impairment of Other Property and Equipment
We recognized a $14.6 million impairment charge on the Company's corporate headquarters during the Prior Predecessor YTD Period as a result of a change in the expected future use.
General and Administrative Expenses (in thousands, except per unit)

	Successor		Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021	Nine Months Ended September 30, 2021
General and administrative expenses, gross	$48,630	$34,818	$32,152	$66,970
Reimbursed from third parties	(9,874)	(4,355)	(4,957)	(9,312)
Capitalized general and administrative expenses	(14,628)	(7,254)	(8,020)	(15,274)
General and administrative expenses, net	$24,128	$23,209	$19,175	$42,384
General and administrative expenses, net per Mcfe	$0.09	$0.17	$0.14	$0.16
The decrease in total general and administrative expenses during the Current Successor YTD Period compared to the Prior Combined YTD Period was primarily driven by reduced legal and professional fees associated with our restructuring, and our continued focus on workforce and leadership structure to align to our current operating environment.
Restructuring and Liability Management
During the Prior Successor Period, we incurred $2.8 million in restructuring charges related to reductions in workforce as we continued to align our workforce and leadership structure to our current operating environment.

Interest Expense (in thousands, except per unit)

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021
Interest on 2026 Senior Notes	$33,155	$16,304	$—
Interest expense on Credit Facility	8,476	—	—
Amortization of loan costs	2,009	1,014	—
Interest on exit facility	—	3,824	—
Interest on first-out term loan	—	3,664	—
Interest on DIP credit facility	—	—	3,104
Interest expense on pre-petition revolving credit facility	—	—	2,044
Other	39	439	(989)
Total interest expense	$43,679	$25,245	$4,159
Interest expense per Mcfe	$0.17	$0.19	$0.03
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
Reorganization Items, Net
The following table summarizes the components in reorganization items, net recorded in our consolidated statements of operations for the Current Successor YTD Period, Prior Successor Period and Prior Predecessor YTD Period (in thousands):

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021
Legal and professional advisory fees	$—	$—	$81,565
Net gain on liabilities subject to compromise	—	—	(575,182)
Fresh start adjustments, net	—	—	160,756
Elimination of predecessor accumulated other comprehensive income	—	—	40,430
Debt issuance costs	—	—	3,150
Other items, net	—	—	22,383
Reorganization items, net	$—	$—	$(266,898)
Other, net (in thousands)

	Successor		Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021	Nine Months Ended September 30, 2021
Other, net	$(11,385)	$7,980	$1,713	$9,693
The increase in other income when comparing the Current Successor YTD Period to the Prior Combined YTD Period was primarily due to settlement payment receipts as discussed in Note 7 of our consolidated financial statements.
Income Taxes
We recorded an income tax benefit of $7.3 million during the Prior Combined YTD Period as a result of an Oklahoma refund claim associated with an examination relating to historical tax returns that was filed in the third quarter of 2021.

Liquidity and Capital Resources
Overview. We strive to maintain sufficient liquidity to ensure financial flexibility, withstand commodity price volatility, fund our development projects, operations and capital expenditures and return capital to shareholders. We utilize derivative contracts to reduce the financial impact of commodity price volatility and provide a level of certainty to the Company's cash flows. Since the Emergence Date, we have generally funded our operations, planned capital expenditures and any share repurchases with cash flow from our operating activities, cash on hand, and borrowings under our revolving credit facility. Additionally, we may access debt and equity markets and sell properties to enhance our liquidity. There is no guarantee that the debt or equity capital markets will be available to us on acceptable terms or at all.
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
As of September 30, 2022, we had $8.3 million of cash and cash equivalents, $179.0 million of borrowings under our Credit Facility, $113.2 million of letters of credit outstanding, and $550 million of outstanding 2026 Senior Notes. Our total principal amount of funded debt as of September 30, 2022 was $729.0 million.
As of October 27, 2022 we had $10.1 million of cash and cash equivalents, $57.0 million in borrowings under our Credit Facility, $113.2 million of letters of credit outstanding, and $550 million of outstanding 2026 Senior Notes.
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
On October 31, 2022, the Company completed its semi-annual borrowing base redetermination during which the borrowing base was reconfirmed at $1.0 billion with the elected commitments remaining at $700 million.
Additionally, on the Emergence Date, pursuant to the terms of the Plan, we issued our 2026 Senior Notes. The 2026 Senior Notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries that guarantee the Credit Facility.
See Note 3 of our consolidated financial statements for additional discussion of our outstanding debt.

Preferred Stock Dividends. As discussed in Note 4 of our consolidated financial statements, holders of preferred stock are entitled to receive cumulative quarterly dividends at a rate of 10% per annum of the Liquidation Preference (as defined below) with respect to cash dividends and 15% per annum of the Liquidation Preference with respect to dividends paid in kind as additional shares of preferred stock (“PIK Dividends”). We currently have the option to pay either a cash or PIK dividend on a quarterly basis. Each share of preferred stock has a liquidation preference of $1,000 (the "Liquidation Preference"). The preferred stock has no stated maturity and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into common stock.
During the Current Successor YTD Period the company paid $4.1 million of cash dividends to holders of our preferred stock.
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
Capital Expenditures. Our capital expenditures have historically been related to the execution of our drilling and completion activities in addition to certain lease acquisition activities. Our capital investment strategy is focused on prudently developing our existing properties to generate sustainable cash flow considering current and forecasted commodity prices. For the Current Successor YTD Period, the Company's incurred capital expenditures totaled $346.7 million, of which $322.5 million related to drilling and completion activity and $24.2 million related to leasehold and land investment.
Our capital expenditures for 2022 are currently estimated to be approximately $415 million for drilling and completion expenditures. This includes the addition of a top-hole drilling rig in the Utica during the fourth quarter of 2022. This increased level of activity will allow for Gulfport to execute a continuous completion program during 2023, ultimately providing the opportunity for increased efficiencies and cost savings. In addition, we currently expect to spend approximately $35 million in 2022 for non-drilling and completion expenditures, which primarily includes leasehold acquisition, lease extension and lease maintenance payments in the Utica Shale. We expect this drilling program to result in approximately 975 to 1,000 MMcfe per day of production in 2022.

Sources and Uses of Cash
The following table presents the major changes in cash and cash equivalents for the Current Successor YTD Period, Prior Successor Period, and Prior Predecessor YTD Period (in thousands):

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021
Net cash provided by operating activities	$551,082	$164,637	$172,155
Additions to oil and natural gas properties	(331,994)	(119,306)	(102,330)
Debt activity, net	15,000	(102,145)	(147,660)
Repurchases of common stock	(225,791)	—	—
Proceeds from issuance of preferred stock	—	—	50,000
Preferred stock dividends	(4,136)	—	—
Other	866	1,882	(2,609)
Net change in cash, cash equivalents and restricted cash	$5,027	$(54,932)	$(30,444)
Cash, cash equivalents and restricted cash at end of period	$8,287	$4,485	$59,417
Net Cash Provided by Operating Activities
Net cash flow provided by operating activities was $551.1 million for the Current Successor YTD Period as compared to $336.8 million for the Prior Combined YTD Period. The increase was primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to increased realized commodities pricing. We also incurred significant charges related to our Chapter 11 reorganization in the Prior Predecessor YTD Period prior to our emergence in the second quarter of 2021.
Capital Expenditures
During the Current Successor YTD Period, we spud 11 gross (10.0 net) operated wells and commenced sales from 10 gross (8.5 net) operated wells in the Utica for a total incurred cost of approximately $207.4 million. During the Current Successor YTD Period, we spud six gross (4.3 net) operated wells and commenced sales from seven gross (6.0 net) operated wells in the SCOOP for a total incurred cost of approximately $101.4 million.
During the Current Successor YTD Period, we did not participate in any wells that were spud or turned to sales by other operators on our Utica acreage. In addition, 11 gross (0.07 net) wells were spud and 35 gross (2.7 net) wells were turned to sales by other operators on our SCOOP acreage during the Current Successor YTD Period.
Incurred capital expenditures and cash capital expenditures may vary from period to period due to the cash payment cycle. Cash capital expenditures for the Current Successor YTD Period, Prior Successor Period, and Prior Predecessor YTD Period were as follows (in thousands):

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from May 18, 2021 through September 30, 2021	Period from January 1, 2021 through May 17, 2021
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$291,926	$109,077	$94,128
Leasehold acquisitions	27,086	3,474	2,752
Other	12,982	6,755	5,450
Total oil and natural gas property expenditures	$331,994	$119,306	$102,330

Debt Activity
In the Current Successor YTD Period, the Company's borrowing on its Credit Facility increased $15 million. As of October 27, 2022 the Company had $57.0 million in borrowings outstanding on its Credit Facility.
Interest rates on our Credit Facility borrowings have increased from 3.21% at March 31, 2022 to 6.23% at September 30, 2022. Additional increases in interest rates may have a negative impact on the Company’s operating cash flows.
Repurchases of Common Stock
During the Current Successor YTD Period, we repurchased 2,607,059 of our common shares for approximately $227.6 million under the Repurchase Program at a weighted average price of $87.29 per share. As of October 27, 2022, we repurchased 2,664,036 shares for approximately $232.8 million under the Repurchase Program at a weighted average price of $87.37 per share.
Issuance of Preferred Stock
During the Prior Predecessor YTD Period, we received approximately $50.0 million in proceeds related to our preferred stock issuance.
Preferred Stock Dividends
During the Current Successor YTD Period, the company paid $4.1 million of cash dividends to holders of our preferred stock.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities, as discussed in Note 7 of our consolidated financial statements. There have been no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Off-balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2022, our material off-balance sheet arrangements and transactions include $113.2 million in letters of credit outstanding against our Credit Facility and $33.5 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily on certain firm transportation agreements. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 7 of our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Critical Accounting Policies and Estimates
As of September 30, 2022, there have been no significant changes in our critical accounting policies from those disclosed in our 2021 Annual Report on Form 10-K.

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
As of September 30, 2022, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
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
Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At September 30, 2022, we had a net liability derivative position of $1,038.9 million as compared to a net liability derivative position of $402.0 million as of December 31, 2021. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have increased our liability by approximately $252.1 million, while a 10% decrease in underlying commodity prices would have decreased our liability by approximately $246.1 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Interest Rate Risk. Our revolving amended and restated credit agreement is structured under floating rate terms, as advances under this facility may be in the form of either base rate loans or Eurodollar loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States, or, if the Eurodollar rates are elected, the Eurodollar rates. At September 30, 2022, we had $179.0 million in borrowings outstanding under our Credit Facility which bore interest at a weighted average rate of 6.23%. As of September 30, 2022, we did not have any interest rate swaps to hedge interest rate risks.

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
As of September 30, 2022, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures are effective.
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
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the three months ended September 30, 2022 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs(2)
July 1 - July 31	373,665	$80.49	364,465	$107,681,000
August 1 - August 31	172,503	$94.36	167,903	$92,333,000
September 1 - September 30	220,706	$90.18	220,706	$72,429,000
Total	766,874	$85.73	753,074
_____________________
(1)    We repurchased and canceled approximately 9,200 and 4,600 shares of our common stock at a weighted average price of $84.69 and $89.79 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards during July and August 2022, respectively.
(2)    In November 2021 our Board of Directors approved a stock repurchase program to acquire up to $100 million of its common stock. In April 2022, our Board of Directors approved an increase to the authorized common stock repurchase amounts under its Repurchase Program from $100 million to $200 million. In July 2022, our Board of Directors approved an increase to the authorized common stock repurchase amounts under its Repurchase Program from $200 million to $300 million. The stock repurchase program extends through June 30, 2023. At September 30, 2022, there was approximately $72.4 million that may yet be repurchased under $300 million approved amount.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

INDEX OF EXHIBITS
Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and its Debtor Subsidiaries, dated April 14, 2021.	8-K	001-19514	2.2	4/29/2021

3.1	Amended and Restated Certificate of Incorporation of Gulfport Energy Corporation.	8-K	000-19514	3.1	5/17/2021

3.2	Amended and Restated Bylaws of Gulfport Energy Corporation.	8-K	000-19514	3.2	5/17/2021

10.1	Borrowing Base Reaffirmation Agreement and Second Amendment to Credit Agreement					X

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

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
Date: November 2, 2022

GULFPORT ENERGY CORPORATION

By:	/s/ William Buese
William Buese Chief Financial Officer