Form 10-K
period 2022-12-31
GULFPORT ENERGY CORP
filed 2023-03-01
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                      ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).              ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.  Yes  ☒    No  ☐
The aggregate market value of our common stock held by non-affiliates on June 30, 2022 was approximately $911.7 million. As of February 23, 2023, there were 18,847,841 shares of our $0.0001 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Gulfport Energy Corporation’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

2019 Plan. 2019 Amended and Restated Stock Incentive Plan.

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

Bcfe. One billion cubic feet of natural gas equivalent, with one barrel of NGL and crude oil being equivalent to 6,000 cubic feet of natural gas.

Board of Directors (Board). The board of directors of Gulfport Energy Corporation.

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

Credit Facility. The Existing Credit Facility, as amended by the Borrowing Base Redetermination Agreement and First Amendment to Credit Agreement dated as of May 2, 2022.

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

Existing Credit Facility. The Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and various lender parties, providing for a new money senior secured reserve-based revolving credit facility effective as of October 14, 2021.

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

Guarantors. All existing consolidated subsidiaries that guarantee the Company's Credit Facility or certain other debt.

Held By Production. Refers to an oil and gas lease continued into its secondary term for so long as a producing oil and/or gas well is located on any portion of the leased premises or lands pooled therewith.

Horizontal Drilling. A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled horizontally within a specified interval.

Incentive Plan. Gulfport Energy Corporation 2021 Stock Incentive Plan, effective on the Emergence Date.

Indentures. Collectively, the 1145 Indenture and the 4(a)(2) Indenture governing the 2026 Senior Notes.

IRC. The Internal Revenue Code of 1986, as amended.

LIBOR. London Interbank Offered Rate.

LOE. Lease operating expenses.

Marcellus. Refers to the Marcellus Play that includes the hydrocarbon bearing rock formations commonly referred to as the Marcellus formation located in the Appalachian Basin of the United States and Canada. Our acreage is located primarily in Belmont County in eastern Ohio.

MBbl. One thousand barrels of crude oil, condensate or natural gas liquids.

Mcf. One thousand cubic feet of natural gas.

Mcfe. One thousand cubic feet of natural gas equivalent, with one barrel of NGL and crude oil being equivalent to 6,000 cubic feet of natural gas.

MMBbl. One million barrels of crude oil, condensate or natural gas liquids.

MMBtu. One million British thermal units.

MMcf. One million cubic feet of natural gas.

MMcfe. One million cubic feet of natural gas equivalent, with one barrel of NGL and crude oil being equivalent to 6,000 cubic feet of natural gas.

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

NYMEX. New York Mercantile Exchange.

OCC. Oklahoma Corporation Commission.

Parent. Gulfport Energy Corporation or its successor to the Credit Facility.

Petition Date. November 13, 2020.

Plan. The Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and Its Debtor Subsidiaries.

Predecessor. The pre-emergence from bankruptcy organization for periods on or prior to May 17, 2021.

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

Prior Predecessor Period. Period from January 1, 2021 through May 17, 2021.

Prior Successor Period. Period from May 18, 2021 through December 31, 2021.

Productive Well. A well found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

Proved Developed Reserves (PDP). Reserves expected to be recovered through existing wells with existing equipment and operating methods.

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

Proved Undeveloped Reserves (PUD). Proved reserves expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for completion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.

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

SEC. The United States Securities and Exchange Commission.

Section 382. Internal Revenue Code Section 382.

SOFR. Secured Overnight Financing Rate.

Standardized Measure. Standardized measure of discounted future net cash flows.

Successor. The post-emergence from bankruptcy reorganized organization for periods subsequent to May 17, 2021.

Tcfe. One trillion cubic feet of natural gas equivalent, with one barrel of NGL and crude oil being equivalent to 6,000 cubic feet of natural gas.

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

WTI. Refers to West Texas Intermediate.

FORWARD-LOOKING STATEMENTS
This Form 10-K may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect or anticipate will or may occur in the future, including the expected impact of the novel coronavirus disease (COVID-19) pandemic and the war in Ukraine on our business, our industry and the global economy, estimated future production and net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), the impact of our emergence from bankruptcy, share repurchases, business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements.
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
•Part of our strategy involves using the latest available horizontal drilling and completion techniques; therefore, the results of our planned drilling in these plays are subject to risks associated with drilling and completion techniques and drilling results may not meet our expectations for reserves or production.
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
•All of our producing properties are located in eastern Ohio and central Oklahoma, making us vulnerable to risks associated with operating in only these regions.
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
•The COVID-19 pandemic has negatively affected, and may in the future negatively affect, our operations, financial performance and condition, operating results and cash flows.

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
Environmental, Legal and Regulatory Risks
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
•Increased attention to Environmental, Social and Governance ("ESG") matters may impact our business, financial results, or stock price.
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
•Certain of our stockholders own a significant portion of our outstanding debt and equity securities, and their interests may not always coincide with the interests of other holders of the Common Stock.
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
As of December 31, 2022, we had 4.0 Tcfe of proved reserves with a Standardized Measure of $8.3 billion and a PV-10 of $9.5 billion. See "Definitions" above for our definition of PV-10 (a non-GAAP financial measure) and "Oil, Natural Gas and NGL Reserves" below for a reconciliation of our standardized measure of discounted future net cash flows (the most directly comparable GAAP measure) to PV-10.
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
Emergence From Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code
On November 13, 2020, we, and certain of our subsidiaries, filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas. The Chapter 11 Cases were administered jointly under the caption In re Gulfport Energy Corporation, et al., Case No. 20-35562 (DRJ). The Bankruptcy Court confirmed the Plan and entered the confirmation order on April 28, 2021, and the Debtors emerged from the Chapter 11 Cases on the Emergence Date. On May 18, 2021, we began trading on the NYSE under the symbol "GPOR".
Business Strategy
Gulfport aims to create sustainable value through the economic development of our significant resource plays in the Utica and SCOOP operating areas. Our strategy is to develop our assets in a manner that generates sustainable cash flow, improves margins and operating efficiencies, while improving our ESG and safety performance. To accomplish these goals, we allocate capital to projects we believe offer the highest rate of return and we deploy leading drilling and completion techniques and technologies in our development efforts. We believe our plan to generate free cash flow on an annual basis will allow us to further strengthen our balance sheet, return capital to shareholders and increase our resource depth through incremental leasehold opportunities that provide optionality to our future development plans.
2023 Outlook
Our 2023 capital expenditure program is expected to be in a range of $425 million to $475 million. In the Utica, we intend to spud 15 to 17 gross (13 to 15 net) operated horizontal wells, complete drilling on 15 to 17 gross (13 to 15 net) operated horizontal wells and commence sales on 18 to 20 gross (16 to 18 net) horizontal wells. In the Marcellus, we intend to spud, complete drilling and commence sales on two gross (1.9 net) operated horizontal wells. In the SCOOP, we intend to spud, complete drilling and commence sales on two gross (1.6 net) operated horizontal wells. We expect to fund these expenditures with our operating cash flow and borrowings under our Credit Facility.
We expect this drilling program to result in approximately 1,000 to 1,040 MMcfe per day of production in 2023.

Additionally, in 2023, we expect continuation of shareholder return actions through our common share repurchase program. During 2022, we repurchased 2.9 million shares for $250.8 million, leaving $49.2 million remaining on our Repurchase Program.
Operating Areas
Utica - The Utica covers hydrocarbon-bearing rock formations located in the Appalachian Basin of the United States and Canada. We have approximately 188,000 net reservoir acres located primarily in Belmont, Harrison, Jefferson and Monroe Counties in eastern Ohio where the Utica ranges in thickness from 600 to over 750 feet. During 2022, we produced approximately 693 MMcfe per day net to our interests in this area and it accounts for approximately 70% of our total production.
The Marcellus covers hydrocarbon bearing rock formations that overlay the Utica. We have identified 15,000 net reservoir acres in Belmont County in eastern Ohio for Marcellus development and in 2022 we added 8 PUD Marcellus locations within our Utica operating area. Our Marcellus development area is 3,500 to 4,500 feet shallower than the Utica.
SCOOP - The SCOOP is a defined area that encompasses many of the top hydrocarbon producing counties in Oklahoma within the Anadarko Basin. The SCOOP play mainly targets the Devonian to Mississippian aged Woodford, Sycamore and Springer formations. We have approximately 73,000 net reservoir acres (comprised of approximately 41,000 in the Woodford formation and approximately 32,000 in the Springer formation) located primarily in Garvin, Grady and Stephens Counties. The Woodford Shale across our position ranges in thickness from 200 to over 400 feet and directly overlies the Hunton Limestone and underlies the Sycamore formation, both of which are also locally productive reservoirs. The Sycamore formation consists of hydrocarbon-bearing interbedded shales and siliceous limestones ranging in thickness from 150 to over 450 feet and is overlain by the Caney Shale. The Springer formation across our position is comprised of a series of lenticular sand and shale units. The primary targets are a series of porous, low clay and organic-rich packages within the Goddard Shale member ranging in thickness from 50 to over 250 feet. During 2022, we produced approximately 290 MMcfe per day net to our interests in this area and it accounts for approximately 30% of our total production.
Oil, Natural Gas and NGL Reserves
Reserve engineering is a subjective process of estimating volumes of economically recoverable oil, natural gas and NGL that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the reserve estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. Estimates of economically recoverable oil and natural gas and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices and future production rates and costs. See Item 1A. “Risk Factors” contained elsewhere in this Form 10-K.

The tables below set forth information as of December 31, 2022, with respect to our estimated proved developed and undeveloped oil, natural gas and NGL reserves, the associated estimated future net revenue, the PV-10 and the standardized measure. None of the estimated future net revenue, PV-10 nor the standardized measure are intended to represent the current market value of the estimated oil, natural gas and NGL reserves we own. All of our estimated reserves are located within the United States.

	December 31, 2022
	Oil (MMBbl)	Natural Gas (Bcf)	NGL (MMBbl)	Total (Bcfe)
Utica
Proved developed	2	1,523	9	1,591
Proved undeveloped(1)	7	1,256	6	1,335
Total proved	9	2,779	15	2,926

SCOOP
Proved developed	7	511	25	704
Proved undeveloped	2	322	14	417
Total proved	9	833	39	1,121

Total
Proved developed	9	2,034	34	2,295
Proved undeveloped	9	1,578	20	1,752
Total proved	18	3,612	54	4,048
Totals may not sum or recalculate due to rounding.
_____________________
(1)    Includes approximately 72 Bcfe of net reserves located in the Marcellus target formation.

	December 31, 2022
	Proved Developed	Proved Undeveloped	Total Proved
	($ in millions)
Estimated future net revenue(1)	$10,712	$7,951	$18,663
Present value of estimated future net revenue (PV-10)(1)	$5,803	$3,721	$9,524
Standardized measure(1)			$8,279
Totals may not sum due to rounding.
_____________________
(1)    Estimated future net revenue represents the estimated future revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions as of December 31, 2022, and assuming commodity prices as set forth below. For the purpose of determining prices used in our reserve reports, we used the unweighted arithmetic average of the prices on the first day of each month within the 12-month period ended December 31, 2022. The prices used in our PV-10 measure were $94.14 per barrel and $6.36 per MMBtu, before basis differential adjustments. These prices should not be interpreted as a prediction of future prices, nor do they reflect the value of our commodity derivative instruments in place as of December 31, 2022. The amounts shown do not give effect to non-property-related expenses, such as corporate general and administrative expenses and debt service, or to depreciation, depletion and amortization. The present value of estimated future net revenue typically differs from the standardized measure because the former does not include the effects of estimated future income tax expense of $1.2 billion as of December 31, 2022.
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

Proved Reserves
Estimates of proved developed and undeveloped reserves and related information are presented in accordance with the requirements of the SEC's rules for the Modernization of Oil and Gas Reporting. These rules permit the use of reliable technologies to estimate and categorize reserves and require the use of the unweighted average of the first-of-the-month commodity prices, adjusted for location and quality differentials, for the prior 12 months (unless contractual arrangements designate the price) to calculate economic producibility of reserves and the discounted cash flows reported as the Standardized Measure of Future Net Cash Flows Relating to Proved Reserves. Reliable technologies were used to support the undeveloped locations in the Utica and SCOOP operating areas. The Company used public and proprietary geologic and engineering data to establish continuity of the formation and its producing properties. This data included performance data, seismic data, open hole log information, petro-physical analysis of log data, mud logs, log cross-sections, gas sample analysis, statistical analysis and measurements of total organic content and thermal maturity. In our development area, these data demonstrated consistent and continuous reservoir characteristics. Refer to Note 20 of our consolidated financial statements for more information pertaining to our proved reserves and the preparation of such estimates.
The following table summarizes the changes in our estimated proved reserves during 2022 (in Bcfe):

Proved Reserves, December 31, 2021 (Successor)	3,898
Sales of oil and natural gas reserves in place	—
Extensions and discoveries	439
Revisions of prior reserve estimates	70
Current production	(359)
Proved Reserves, December 31, 2022 (Successor)	4,048
Total may not sum due to rounding.
Sales of oil and natural gas reserves in place. These are reductions to proved reserves resulting from the divestiture of proved reserves during a period. During 2022, we sold approximately 0.2 Bcfe of proved oil and natural gas reserves through various sales of our non-operated interests in our other non-core assets.
Extensions and discoveries. These are additions to our proved reserves that result from extension of the proved acreage of previously discovered reservoirs through additional drilling in periods subsequent to discovery. Extensions of approximately 438.9 Bcfe of proved reserves were primarily attributable to the continued development of our Utica and SCOOP acreage. We added 44 PUD locations in the Utica which included 36 PUD locations in our Utica acreage for 295.9 Bcfe and 8 PUD locations in our Marcellus acreage for 72.1 Bcfe. In our SCOOP acreage we added 5 PUD locations for 65.4 Bcfe. New to 2022 was the addition of the 8 Marcellus PUD locations, which we have grouped into the Utica for this report. The five-year development plan focused on generating sustainable cash flow limited our ability to add significant well locations.
Revisions of prior reserve estimates. Revisions represent changes in previous reserve estimates, either upward or downward, resulting from development plan changes, new information normally obtained from development drilling and production history or a change in economic factors, such as commodity prices, operating costs or development costs.
We experienced total upward revisions of 69.7 Bcfe in estimated proved reserves, of which 47.7 Bcfe was the result of commodity price changes. Commodity prices experienced volatility throughout 2022 and the 12-month average price for natural gas increased from $3.60 per MMBtu for 2021 to $6.36 per MMBtu for 2022, the 12-month average price for NGL increased from $31.90 per barrel for 2021 to $47.86 per barrel for 2022, and the 12-month average price for crude oil increased from $66.55 per barrel for 2021 to $94.14 per barrel for 2022.
Upward revisions of 144.5 Bcfe were a result of an increase in working interest and net revenue interest as a result of our successful leasing efforts through 2022. Downward revisions of 95.6 Bcfe were experienced as a result of the exclusion of 4 PUD locations in the Utica and 5 PUD locations in the SCOOP when changes in our schedule moved the development of these PUD locations beyond five years of initial booking. The development plan change reflects our commitment to optimizing the long-term development schedule to maximize cash flow and overall economic returns. Finally, a small downward revision of 26.9 Bcfe was primarily a result of performance changes to several wells or PUD location forecasts.
Additional information regarding estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2022, 2021 and 2020, and changes in proved reserves during the last three years are contained in the

Supplemental Information on Oil and Gas Exploration and Production Activities, or Supplemental Information, in Note 20 of our consolidated financial statements.
Proved Undeveloped Reserves
As of December 31, 2022, our PUDs totaled 1,578 Bcf of natural gas, 9 MMBbl of oil and 20 MMBbl of NGL, for a total of 1,752 Bcfe. Approximately 76% and 24% of our PUDs at year-end 2022 were located in Utica and SCOOP, respectively. Our PUDs will be converted from undeveloped to developed as the applicable wells commence production or when there are no material incremental completion capital expenditures associated with such proved developed reserves.
We record PUD drilling locations only after a development plan has been approved by our senior management and Board of Directors to complete the associated development drilling within five years from the time of initial booking. The PUD drilling locations identified in our development plan are determined based on an analysis of the information that we have available at that time. After a development plan has been adopted, we may periodically make adjustments to the approved development plan due to events and circumstances that have occurred subsequent to the time the plan was approved. These circumstances may include changes in commodity price outlook and costs, delays in the availability of infrastructure, well permitting delays and new data from recently completed wells.
The following table summarizes the changes in our estimated proved undeveloped reserves during 2022 (in Bcfe):

Proved Undeveloped Reserves, December 31, 2021 (Successor)	1,733
Sales of oil and natural gas reserves in place	—
Extensions and discoveries	433
Conversion to proved developed reserves	(474)
Revisions of prior reserve estimates	60
Proved Undeveloped Reserves, December 31, 2022 (Successor)	1,752
Total may not sum due to rounding.
Extensions and discoveries. Our extensions of approximately 433.4 Bcfe were primarily attributed to the addition of 49 PUD drilling locations as a result of our current five-year development plan that is focused on generating sustainable cash flow. These additions included 36 PUD drilling locations in our Utica acreage, 8 PUD drilling locations in our Marcellus acreage and 5 PUD drilling locations in the SCOOP. The Marcellus PUD drilling locations have been grouped into the Utica for this report.
Conversion to proved developed reserves. Our 2022 development activities resulted in the conversion of approximately 474.2 Bcfe into proved developed producing reserves, attributable to 15 PUD locations in the Utica and 31 PUD locations in the SCOOP. These 46 PUDs represent a conversion rate of 33% for 2022.
Revision of prior reserve estimates. We experienced total upward revisions of 59.7 Bcfe in estimated proved undeveloped reserves. This included 92.3 Bcfe of downward revisions as a result of the exclusion of 4 PUD locations in the Utica and 5 PUD locations in the SCOOP when changes in our schedule moved development of these PUD locations beyond five years of initial booking. These downward revisions were offset by upward revisions of 152.0 Bcfe in estimated proved reserves from a combination of changes including working interest and net revenue interest, well development design and well forecasts.
Costs incurred relating to the development of PUDs were approximately $271.6 million in 2022.
All PUD drilling locations included in our 2022 reserve report are scheduled to be drilled within five years of initial booking.
As of December 31, 2022, 0.60% of our total proved reserves were classified as proved developed non-producing.
Reserves Estimation
Reserve estimates for the years ended December 31, 2022, 2021 and 2020, were prepared by Netherland, Sewell & Associates, Inc. ("NSAI") for all of our operating areas.
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
We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with NSAI to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves. Our internal technical team members meet with NSAI periodically throughout the year to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to NSAI for our properties such as ownership interest, oil and gas production, well test data, commodity prices, operating and development costs and other considerations, including availability and costs of infrastructure and status of permits. Our Senior Vice President of Reservoir Engineering is primarily responsible for overseeing the preparation of all of our reserve estimates. He is a petroleum engineer with over 25 years of reservoir and operations experience. In addition, our geoscience staff has approximately 46 years combined industry experience and our reservoir staff has approximately 55 years combined experience.
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
PV-10 Sensitivities
As noted above, our proved reserves at December 31, 2022, were calculated using prices based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for 2022 of $94.14 per barrel and $6.36 per MMBtu. Holding production and development costs constant, if SEC pricing were $103.55 per barrel and $6.99 per MMBtu, or a 10% increase, this would have resulted in an increase of 4.2 Bcfe of our total proved reserves and a $1.4 billion increase in PV-10 value at December 31, 2022. Holding production and development costs constant, if SEC pricing were $84.73 per barrel and $5.72 per MMBtu, or a 10% decrease, this would have resulted in a decrease of 6.1 Bcfe of our total proved reserves and a $1.4 billion decrease in PV-10 value at December 31, 2022. For each of these scenarios, the 133 PUDs that were economic at SEC pricing were included.

Acreage
The following table presents our total gross and net developed and undeveloped acres as of December 31, 2022:

	Developed Acreage		Undeveloped Acreage
Field	Gross	Net	Gross	Net
Utica	135,817	109,797	83,166	78,185
SCOOP	50,041	35,783	7,975	5,718
Other	—	—	232	232
Total	185,858	145,580	91,373	84,135
Of our leases that are not held by production, most have a five-year primary term, many of which include options to extend the primary term. We manage lease expirations to ensure that we do not experience unintended material expirations. Our leasehold management efforts include scheduling our operations to establish production in paying quantities in order to hold leases prior to the expiration dates, paying the prescribed lease extension payments, planning non-core divestitures or strategic acreage trades with other operators to high-grade our lease inventory and letting some leases expire that are no longer part of our development plans. The following table sets forth the potential expiration periods of gross and net undeveloped leasehold acres as of December 31, 2022:

	Undeveloped Acres
	Gross Acres	Net Acres
Years Ending December 31,
2023	12,292	11,418
2024	3,522	3,323
2025	4,296	4,283
After 2025	5,782	5,660
Held by production	65,248	59,219
Total(1)	91,140	83,903
_____________________
(1) Does not include acreage not subject to expiration.
Productive Wells
The following table presents our total gross and net productive wells, expressed separately for oil and gas, as of December 31, 2022:

	NRI/WI	Productive Oil Wells		Productive Gas Wells		Total Wells
Field	Percentages	Gross	Net	Gross	Net	Gross	Net
Utica	48.78/60.19	146	41.9	526	362.5	672	404.4
SCOOP	20.71/27.76	106	16.1	556	167.7	662	183.8
Total(1)		309	58.0	1,189	530.2	1,498	588.2
_____________________
(1) We also have override/royalty interests in 164 wells with an average NRI of 0.6%, which are not material to our operations. Totals may not sum due to rounding.

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

	Year Ended December 31,
	2022		2021		2020
	Gross	Net	Gross	Net	Gross	Net
Development:
Productive	25	21.7	29	26.6	26	24.4
Dry	—	—	—	—	—	—
Total	25	21.7	29	26.6	26	24.4
Exploratory:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total	—	—	—	—	—	—
The following table presents activity by operating area for the year ended December 31, 2022:

	Operated				Non-Operated
Field	Drilled		Turned to Sales		Drilled		Turned to Sales
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Utica(1)	19	17.4	15	13.4	—	—	—	—
SCOOP(2)	6	4.3	13	10.3	13	0.1	40	2.7
Total	25	21.7	28	23.7	13	0.1	40	2.7
_____________________
(1)    Of the 19 gross wells drilled in 2022, five were completed as producing wells, eight were in various stages of drilling and six were waiting on completion as of December 31, 2022.
(2)    All six gross wells that were drilled in 2022 had turned to sales as of December 31, 2022.

Production, Prices and Production Costs
The following table presents our production volumes, average prices received and average production costs during the periods indicated (sales totals in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021	Year Ended December 31, 2020
Natural gas sales
Natural gas production volumes (MMcf)	322,366	208,641	124,279	344,999
Natural gas production volumes (MMcf/d)	883	915	907	943
Total sales	$1,998,452	$906,096	$344,390	$671,535
Average price without the impact of derivatives ($/Mcf)	$6.20	$4.34	$2.77	$1.95
Impact from settled derivatives ($/Mcf)(1)	$(3.11)	$(1.44)	$(0.03)	$0.33
Average price, including settled derivatives ($/Mcf)	$3.09	$2.90	$2.74	$2.28
Oil and condensate sales
Oil and condensate production volumes (MBbl)	1,610	1,167	531	1,803
Oil and condensate production volumes (MBbl/d)	4	5	4	5
Total sales	$147,444	$81,347	$29,106	$62,902
Average price without the impact of derivatives ($/Bbl)	$91.58	$69.71	$54.81	$34.88
Impact from settled derivatives ($/Bbl)(2)	$(24.32)	$(8.33)	$—	$25.76
Average price, including settled derivatives ($/Bbl)	$67.26	$61.38	$54.81	$60.64
NGL sales
NGL production volumes (MBbl)	4,483	2,658	1,211	3,964
NGL production volumes (MBbl/d)	12	12	9	11
Total sales	$184,963	$105,141	$36,780	$66,814
Average price without the impact of derivatives ($/Bbl)	$41.26	$39.56	$30.37	$16.86
Impact from settled derivatives ($/Bbl)	$(2.80)	$(4.88)	$—	$(0.04)
Average price, including settled derivatives ($/Bbl)	$38.46	$34.68	$30.37	$16.82
Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	358,924	231,594	134,735	379,600
Natural gas equivalents (MMcfe/d)	983	1,016	983	1,037
Total sales	$2,330,859	$1,092,584	$410,276	$801,251
Average price without the impact of derivatives ($/Mcfe)	$6.49	$4.72	$3.05	$2.11
Impact from settled derivatives ($/Mcfe)	$(2.94)	$(1.39)	$(0.02)	$0.42
Average price, including settled derivatives ($/Mcfe)	$3.55	$3.33	$3.03	$2.53
Production Costs:
Average lease operating expenses ($/Mcfe)	$0.18	$0.14	$0.14	$0.14
Average taxes other than income ($/Mcfe)	$0.17	$0.13	$0.09	$0.08
Average transportation, gathering, processing and compression ($/Mcfe)	$1.00	$0.92	$1.20	$1.20
Total lease operating expenses, midstream costs and taxes other than income ($/Mcfe)	$1.34	$1.19	$1.43	$1.42
Totals may not sum or recalculate due to rounding.
_____________________
(1)    In November 2020, the Company early terminated certain gas sold call options which resulted in a cash payment of $60.2 million.
(2)    In April 2020, the Company early terminated certain oil fixed price swaps which resulted in a cash receipt of $40.5 million.

The following table provides a summary of our production, average sales prices and average production costs for oil and gas fields containing 15% or more of our total proved reserves as of December 31, 2022:

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021	Year Ended December 31, 2020
Utica
Net Production
Natural gas (MMcf)	246,123	166,906	106,968	291,133
Oil (MBbl)	244	220	183	393
NGL (MBbl)	885	562	361	1,077
Total (MMcfe)	252,895	171,598	110,235	299,955
Average price without the impact of derivatives:
Natural gas ($/Mcf)	$6.14	$4.33	$2.64	$1.97
Oil ($/Bbl)	$90.60	$66.94	$52.43	$33.41
NGL ($/Bbl)	$48.21	$47.16	$37.21	$18.55
Production Costs:
Average lease operating expenses ($/Mcfe)	$0.17	$0.13	$0.13	$0.13
Average taxes other than income ($/Mcfe)	$0.06	$0.07	$0.06	$0.07
Average transportation, gathering, processing and compression ($/Mcfe)	$1.08	$0.98	$1.26	$1.29
Total lease operating expenses, midstream costs and taxes other than income ($/Mcfe)	$1.31	$1.18	$1.45	$1.49

SCOOP
Net Production
Natural gas (MMcf)	76,242	41,724	17,302	53,853
Oil (MBbl)	1,366	933	344	1,392
NGL (MBbl)	3,598	2,095	849	2,886
Total (MMcfe)	106,024	59,893	24,461	79,519
Average price without the impact of derivatives:
Natural gas ($/Mcf)	$6.38	$4.40	$3.59	$1.83
Oil ($/Bbl)	$91.71	$70.37	$56.05	$35.31
NGL ($/Bbl)	$39.56	$37.51	$27.46	$16.23
Production Costs:
Average lease operating expenses ($/Mcfe)	$0.20	$0.17	$0.22	$0.18
Average taxes other than income ($/Mcfe)	$0.38	$0.29	$0.20	$0.10
Average transportation, gathering, processing and compression ($/Mcfe)	$0.78	$0.74	$0.90	$0.86
Total lease operating expenses, midstream costs and taxes other than income ($/Mcfe)	$1.36	$1.20	$1.32	$1.14
Our Investments
Grizzly Oil Sands. We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.5% interest in Grizzly. As of December 31, 2022, Grizzly had approximately 830,000 net acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. Grizzly's operations have been suspended since 2016. Additionally, Grizzly had no proved reserves as of December 31, 2022. We elected to cease funding capital calls in 2019, and we have no obligation to fund any future projects Grizzly may consider pursuing. Failure to fund capital calls will lead to continued dilution of our equity ownership interest in Grizzly. Upon emergence from bankruptcy, we determined that we no longer had the ability to exercise significant influence over operating and financial policies of Grizzly. As such, we discontinued the equity method of accounting for our investment in Grizzly.

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
Major Customers
Our total natural gas, oil and NGL sales, before the effects of hedging, to major customers (purchasers in excess of 10% of total natural gas, oil and NGL sales) for the year ended December 31, 2022, Prior Successor Period, Prior Predecessor Period and year ended December 31, 2020 were as follows:

% of Sales
Year Ended December 31, 2022 (Successor)
ECO-Energy	20%
Clearwater	11%
Period from May 18, 2021 through December 31, 2021 (Successor)
ECO-Energy	20%
Macquarie	10%
Period from January 1, 2021 through May 17, 2021 (Predecessor)
ECO-Energy	14%
Macquarie	12%
Citadel	11%
Year Ended December 31, 2020 (Predecessor)
ECO-Energy	12%
Competition
The oil and natural gas industry is intensely competitive, and we compete with many other companies that have greater resources than we have. Competition can negatively impact our ability to successfully source quality vendors, service providers, employees and contractors to secure optimal pipeline access and end markets in which to sell our production, to acquire new properties, and our search for, and the development of, reserves. Many of our competitors not only explore for and produce oil and natural gas, but also have midstream and further downstream operations and market a variety of hydrocarbon products on a regional, national or worldwide basis. In addition, oil and natural gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include renewable sources such as wind or solar energy in addition to coal and fuel oils. Changes in the availability or price of oil and natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas.

Seasonality
Gulfport drills and completes wells throughout the year, but adverse weather conditions can impact drilling, completion, and field operations, as well as third-party midstream and downstream pipeline operations, which can impact overall production volumes. Seasonal anomalies can minimize or exaggerate the impact on these operations, while extreme weather events can materially constrain our operations for short periods of time.
Title to Oil and Natural Gas Properties
It is customary in the oil and natural gas industry to make only a preliminary review of title to undeveloped oil and natural gas leases at the time they are acquired and to obtain more extensive title examinations at the time we are preparing to develop the undeveloped leases and when acquiring producing properties. In future acquisitions, we will conduct title examinations on material portions of such properties in a manner generally consistent with industry practice. Certain of our oil and natural gas properties may be subject to certain imperfections in title, encumbrances, easements, servitudes or other restrictions, none of which, in management's opinion, will in the aggregate materially restrict our operations.
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
Shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change and requiring agencies to review environmental actions taken by the Trump administration, as well as a memorandum to departments and agencies to refrain from proposing or issuing rules until a departmental or agency head appointed or designated by the Biden administration has reviewed and approved the rule. These executive orders in part led to the US again depositing an instrument of acceptance of the Paris Agreement, created in 2015 during the United Nations (“U.N.”) Climate Change Conference, which thereafter re-entered into force for the US on February 19, 2021. The Paris Agreement requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years beginning in 2020. The terms of the Paris Agreement and the executive orders are expected to result in additional regulations or changes to existing regulations, which could have a material adverse effect on our business. In addition, incentives to conserve energy or use alternative energy sources could have a negative impact on our business. The executive orders and international accord may result in the development of additional regulations or changes to existing regulations. Failure to comply with laws and regulations can lead to the imposition of remedial liabilities, fines, or criminal penalties or to injunctions limiting our operations in affected areas. Moreover, multiple environmental laws provide for citizen suits which allow environmental organizations to act in the place of the government and sue operators for alleged violations of environmental law. We consider the costs of environmental, safety and health protection and compliance to be necessary, manageable parts of our business. We have been able to plan for and comply with environmental, safety and health laws and regulations without materially altering our operating strategy or incurring significant unreimbursed expenditures. However, based on policy and regulatory trends and increasingly stringent laws, our capital expenditures and operating expenses related to compliance with the protection of the environment, safety and health have increased over the years and may continue to increase. We cannot predict with any reasonable degree of certainty our future exposure concerning such matters. See the Risk Factors described in Item 1A. of this report for further discussion of governmental regulation and ongoing regulatory changes, including with respect to environmental matters.
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
We maintain a control of well insurance policy with a $25 million single well limit and up to a $37.5 million limit on multi-well pads. This policy insures against certain sudden and accidental risks associated with drilling, completing and operating our wells. This insurance may not be adequate to cover all losses or exposure to liability. We also carry a $51 million comprehensive general liability umbrella insurance program. In addition, we maintain a $10 million pollution liability insurance policy providing coverage for gradual pollution related risks and in excess of the general liability policy for sudden and accidental pollution risks. We provide workers' compensation insurance coverage to employees in all states in which we operate, as well as auto liability for our company vehicles. While we believe these policies are customary in the industry, they do not provide complete coverage against all operating risks, and policy limits scale to our working interest percentage in certain situations. In addition, our insurance does not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows. Our insurance coverage may not be sufficient to cover every claim made against us or may not be commercially available for purchase in the future.
We have prepared and have in place spill prevention control and countermeasure plans for each of our principal facilities in response to federal and state requirements. The plans go through a technical review every five years and are updated as necessary. As required by applicable regulations, our facilities are built with secondary containment systems to capture potential releases. We also own additional spill kits with oil booms and absorbent pads that are readily available, if needed. In addition, we have emergency response companies on retainer. These companies specialize in the clean-up of hydrocarbons as a result of spills, blow-outs and natural disasters, and are on call to us 24 hours a day, seven days a week when their services are needed. We pay these companies a retainer plus additional amounts when they provide us with clean up services. Our aggregate payments for the retainer and clean-up services during each of 2022 and 2021 were immaterial. While these companies have been able to meet our service needs when required from time to time in the past, it is possible that the ability of one or more of them to provide services to us in the future, if and when needed, could be hindered or delayed in the event of a widespread disaster. However, in light of the areas in which we operate and the nature of our production, we believe other companies would be available to us in the event our primary remediation companies are unable to perform.
Enterprise Risk Management
Through our Enterprise Risk Management (ERM) program, internal risk committees comprised of senior management and subject matter experts across the Company review and assess the Company’s risks. Our Board of Directors plays a key role in risk management, providing oversight of the Company’s management team, strategic initiatives, and operations. The Board committees oversee corporate governance, risk management, regulatory compliance and ESG matters.
Cybersecurity remains a top identified enterprise-wide risk for our business and is overseen by our Chief Information Officer who is responsible for identifying and mitigating information security risks. The Audit Committee receives a detailed cybersecurity update annually from the Chief Information Officer and receives a cybersecurity update quarterly through the ERM program as a key risk. The Company provides an information security training program to all employees and regularly conducts external audits of its cybersecurity program. There have not been any material information security incidents over the last three years.
Human Capital Management
Employees
As of December 31, 2022, we had 223 employees, an increase of approximately 5% from the 212 employees at December 31, 2021. The increase in 2022 was driven by hiring across our business throughout the year. All of our employees are non-bargaining.
The attraction and retention of qualified employees continues to be one of our highest priorities. We focus on making substantive improvements to key areas that impact our employees. During 2022, we continued making significant investments in our hiring and retention processes, including increasing funds allocated to our annual merit process and increasing our 401(k) match for all employees. We remain committed to providing development opportunities to existing employees as an additional retention tool, as their continued commitment to the Company is critical to our success.
We continue to respond quickly to situations that might be conducive to the spread of COVID-19 or other airborne pathogens. In 2022, our focus on healthy working conditions helped protect the safety of employees, minimize the risk of disease transmission at Gulfport locations and keep our operations online with minimal disruption.

Inclusion & Diversity
During 2022, we continued to build on our previously-announced diversity and inclusiveness initiatives, including by training all managers and supervisors to identify and eliminate bias in the workplace. We also partnered with a third-party recruiting website and utilized other tools to expand our reach to diverse candidates, which represented almost 33% of our new hires in 2022, an increase of approximately 10% over 2021. We are also pleased by growing numbers of diverse employees in key managerial, supervisory, and professional positions throughout the Company.
There were no changes to the composition of our Board of Directors in 2022 and it remains a group of highly qualified directors, 40% of whom are diverse candidates. We remain committed to evaluating our hiring and promotion practices to ensure that diversity and inclusion are considered and included throughout the Company.
Over the course of 2022, Gulfport continued to develop and revise Company policies, including those intended to implement our Business Code of Conduct and Ethics, which provides a framework for how we interact with our employees, vendors and other stakeholders when conducting our operations. To that end, we provided all of our employees with annual or refresher trainings focused on the guidelines, rules, and principles that must be followed when acting on the Company's behalf. We remain committed to maintaining the highest standards of business ethics.
Health, Safety & Environment
Safety is at the forefront of everything we do. We have a robust annual training program, including environmental, health, and safety topics. Our safety program, WORK SAFE, is comprised of twelve key topics including critical tasks and cultural conditions. We hold regular safety briefings to discuss daily operations and routinely have safety stand-down meetings highlighting potential risks. Every employee is empowered to use their stop-work authority to cease operating if work is being performed in an unsafe manner. We monitor employee safety by establishing annual company-wide key safety metrics tied to leading indicators (i.e., incident reporting and investigations, hazard observations, safety and health meetings) and lagging indicators (i.e., injury rates and preventable motor vehicle accidents).
As part of our focus on continuous improvement, we monitor and communicate key environmental and safety metrics both internally and externally. Trend analysis guides us to make operational changes and policy updates as necessary to protect our employees, the public, and the environment. We establish and carefully track key environmental and safety metrics that are a component of every employee’s incentive compensation opportunity annually.
We have established several programs to ensure that our employees and external partners are appropriately trained to perform the critical work we do safely and effectively. We continued to reinforce our WORK SAFE Program and provided training to leaders on reinforcement strategies. Additionally, we launched the WORK GREEN Program in 2021, which focuses on protecting the air, land and water where we operate and includes community-based volunteer events targeting environmental clean-up and habitat improvement initiatives. An environmental training on the elements of WORK GREEN was created and delivered to all employees.
Training & Development
Gulfport invests in our employees' professional growth to build strong teams and develop leaders for today and the future. We build our dynamic team of industry-leading professionals by engaging them in interesting and rewarding work and providing training and development opportunities. We utilize in-person training sessions developed by safety experts and supplement these sessions with computer-based modules to support a safety-first mindset in everything we do. We continue to provide training resources to employees through universities, electronic content services and specialized courses related to our industry through our tuition reimbursement program or third-party providers.
Executive Officers
John Reinhart, President and Chief Executive Officer
On January 18, 2023, the Board of Directors appointed Mr. Reinhart, 54, as President and Chief Executive Officer, effective as of January 24, 2023. Mr. Reinhart joins the Company with over two decades of oil and gas industry leadership experience. Most recently, he served as President, Chief Executive Officer and member of the board of directors of Montage Resources Corporation where he led actions that positioned Montage as an attractive strategic partner with sufficient scale, low debt profile and achievement of top-quartile operational and financial metrics. Mr. Reinhart previously served as President, Chief Executive Officer and member of the board of directors of Blue Ridge Mountain Resources and as Chief Operating

Officer at Ascent Resources. He started his oil and gas career at Schlumberger before joining Chesapeake Energy Corporation, where he held operations roles with increasing responsibility. Mr. Reinhart began his career in the United States Army, serving tours in Panama and Iraq. Mr. Reinhart graduated from West Virginia University with a Bachelor of Science degree in Mechanical Engineering.
Timothy J. Cutt, Executive Chairman of the Board
On January 24, 2023, Mr. Cutt resigned as Chief Executive Officer of the Company and was appointed as Executive Chairman of the Company. Mr. Cutt, 62, joined Gulfport as the Interim Chief Executive Officer in May 2021, and assumed the role of Chief Executive Officer in September 2021. Mr. Cutt is a Petroleum Engineer with 38 years of energy experience. He served as Chief Executive Officer and as a director of QEP Resources from January 2019 to March 2021. Prior to joining QEP, Mr. Cutt was the Chief Executive Officer and a director of Cobalt International Energy from 2016 to 2018. Previously, Mr. Cutt held several executive positions with BHP Billiton before serving as President of the Petroleum Division from 2013 to 2016. During this time, he was also a member of BHP Billiton’s Corporate Leadership Team. Mr. Cutt began his career with Mobil and worked for ExxonMobil for 24 years and served in various management roles including President of ExxonMobil de Venezuela, President ExxonMobil Canada Energy and President Hibernia Management & Development Company. Mr. Cutt served as a board member of the American Petroleum Institute (API) from 2013 to 2018.
William J. Buese, Chief Financial Officer
Mr. Buese, 51, joined Gulfport as the Chief Financial Officer in May 2021. Most recently, Mr. Buese served as Vice President, Chief Financial Officer and Treasurer of QEP Resources from January 2020 to March 2021. He joined QEP Resources in 2012 and held positions of increasing responsibility over a nine-year period, including Vice President of Finance and Treasurer and Director of Finance. Prior to joining QEP, Mr. Buese was Director of Finance at MarkWest Energy Partners, LP and served in various finance, treasury, accounting and investor relations roles from 2005 to 2012. Mr. Buese holds over 16 years of financial expertise in the energy industry and more than 25 years of financial experience overall. Mr. Buese received his Bachelor of Arts degree in Accounting from Michigan State University and Master of Science degree in Information Systems from the University of Colorado Denver.
Patrick K. Craine, Chief Legal and Administrative Officer
Mr. Craine, 50, has served as Chief Legal and Administrative Officer since June 2021 and joined Gulfport as Executive Vice President, General Counsel and Corporate Secretary in May 2019. Prior to joining the Company, Mr. Craine served as Deputy General Counsel – Chief Risk and Compliance Officer at Chesapeake Energy Corporation. Prior to joining Chesapeake in 2013, Mr. Craine was a partner with Bracewell LLP, a global law firm, where his practice focused on securities and corporate regulatory matters and investigations. Before Mr. Craine entered private practice, he served as a lawyer with the U.S. Securities and Exchange Commission and the Financial Industry Regulatory Authority where he held leadership positions in their Oil and Gas Task Forces. Mr. Craine has over 20 years of extensive senior-level experience handling a broad range of securities, corporate, regulatory, governance, compliance and litigation matters, with particular expertise in the energy industry. Mr. Craine received his Bachelor of Arts degree, summa cum laude, Phi Beta Kappa, from Wabash College, and his Juris Doctorate, cum laude, from the Southern Methodist University Dedman School of Law.
Michael J. Sluiter, Senior Vice President of Reservoir Engineering
Mr. Sluiter, 50, joined Gulfport as the Senior Vice President of Reservoir Engineering in December 2018 from Noble Energy, Inc., where he most recently served as the Permian Basin Business Unit Manager. Prior to joining Noble in 2007, he spent over 20 years developing his skills and expertise in unconventional resource development, reservoir engineering, subsurface development, business development/M&A, and leadership at Santos Australia and Santos USA. Mr. Sluiter began his career as a wireline field services engineer for Schlumberger in Thailand. Mr. Sluiter is a graduate of the University of Sydney, Australia, with a Bachelor of Science degree in Chemical Engineering.
Lester Zitkus, Senior Vice President of Land
Mr. Zitkus has served as Senior Vice President of Land since January 2017 and joined the Company as Vice President of Land in March 2014. Prior to joining the Company, Mr. Zitkus served as an independent consultant from October 2013 to March 2014 and as Vice President of Land for Chesapeake Energy Corporation from May 2007 to October 2013. During his 20-year tenure with Equitable Resources Inc. (now EQT Corp.), he held various positions, including Vice President of Operations and Senior Vice President of Land, between 1987 and 2007. He holds a degree in Mineral Land Management from the University of Evansville. Mr. Zitkus is a member of the American Association of Professional Landmen and Past Regional Director of the Independent Petroleum Association of America.
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
Our revenues, cash flows, profitability, future rate of growth, production and the carrying value of our oil and natural gas properties depend significantly upon the prevailing prices for natural gas and, to a lesser extent, oil and NGL. We incur substantial expenditures to replace reserves, sustain production and fund our business plans. Low natural gas, oil, and NGL prices can negatively affect the amount of cash available for capital expenditures, debt service and debt repayment and our ability to borrow money or raise additional capital and, as a result, could have a material adverse effect on our financial condition, results of operations, cash flows and reserves. In addition, periods of low natural gas, oil and NGL prices may result in ceiling test write-downs of our oil and natural gas properties.
Historically, the markets for natural gas, oil and NGL have been volatile, and they are likely to continue to be volatile. For example, during 2021, West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate or WTI, prices ranged from $47.47 to $85.64 per barrel and the Henry Hub spot market price of natural gas ranged from $2.43 to $23.86 per MMBtu. During 2022, WTI prices ranged from $71.05 to $123.64 per barrel and the Henry Hub spot market price of natural gas ranged from $3.46 to $9.85 per MMBtu.
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

These factors and the volatility of the energy markets make it extremely difficult to predict future natural gas, oil and NGL price movements with any certainty. Even with natural gas, oil and NGL derivatives currently in place to mitigate price risks associated with a portion of our 2023 cash flows, we have substantial exposure to natural gas prices, and to a lesser extent, oil and NGL prices, in 2024 and beyond. In addition, a prolonged extension of lower prices could reduce the quantities of reserves that we may economically produce. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write-down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties.
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
Our earnings are exposed to interest rate risk associated with borrowings under our Credit Facility, which is structured under floating rate terms. As such, our interest expense is sensitive to fluctuations in the SOFR benchmark. At December 31, 2022, amounts borrowed under our Credit Facility bore interest at the weighted average rate of 7.39%. A 1% increase in the average interest rate would increase our interest expense by approximately $1.5 million based on outstanding borrowings under our Credit Facility at December 31, 2022. An increase in our interest rate at the time we have variable interest rate borrowings outstanding under our Credit Facility will increase our costs, which may have a material adverse effect on our results of operations and financial condition. As of December 31, 2022, we did not hedge our interest rate risk.
Our debt and other financial commitments may limit our financial and operating flexibility.
Our total principal debt was approximately $695.0 million at December 31, 2022. We also had various commitments for leases, drilling contracts, derivative contracts, firm transportation, and purchase obligations for services, products and properties. Our financial commitments could have important consequences to our business, including, but not limited to, limiting our ability to fund future working capital and capital expenditures, to engage in future acquisitions or development activities, to pay dividends, to repurchase shares of our common and preferred stock, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flows from operations to make payments on our debt or to comply with restrictive terms of our debt. Higher levels of debt may make us more vulnerable to general adverse economic and industry conditions. Additionally, the agreement governing our credit facility and the indentures governing our senior notes contain a number of covenants that impose constraints on us, including requirements to comply with certain financial covenants and restrictions on our ability to dispose of assets, make certain investments, incur liens and additional debt, and engage in consolidations, mergers and acquisitions. If commodity prices decline and we reduce our level of capital spending and production declines or we incur additional impairment expense or the value of our proved reserves declines, we may not be able to incur additional indebtedness, may need to repay outstanding indebtedness and may not be in compliance with the financial covenants in our debt instruments in the future. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K and Note 5 of our consolidated financial statements for more information regarding the financial covenants and our Credit Facility.
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
We cannot assure you that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we could be required to seek additional sources of capital through a variety of means. We cannot guarantee that we will be able to obtain debt or equity financing on terms favorable to us, or at all.
If we are unable to fund our capital requirements, we may be required to curtail our operations relating to the exploration and development of our prospects, which in turn could lead to a possible loss of properties and a decline in our oil and natural gas reserves. In addition, we may be unable to implement our development plan, complete acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues and results of operations.
Under our method of accounting for oil and natural gas properties, declines in commodity prices may result in impairment of asset value.
We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including nonproductive costs and certain general and administrative costs associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Net capitalized costs are limited to the estimated future net revenues, after income taxes, discounted at 10% per year, from proved oil and natural gas reserves and the cost of the properties not subject to amortization. Such capitalized costs, including the estimated future development costs and site remediation costs, if any, are depleted by an equivalent units-of-production method, converting oil and NGL to one MCF of natural gas at the ratio of six Mcf of natural gas to one barrel of oil.
Under the full cost method of accounting for oil and gas properties, we are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. If the net book value reduced by the related net deferred income tax liability exceeds the ceiling, an impairment or noncash write-down is required. A ceiling test impairment can result in a significant loss for a particular period. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date, even if oil or gas prices increase. Future non-cash asset impairments could negatively affect our results of operations.
A change of control could limit our use of net operating losses to reduce future taxable income.
As of December 31, 2022, we had a net operating loss, or NOL, carryforward of approximately $1.6 billion for federal income tax purposes. If we were to experience an “ownership change,” as determined under IRC Section 382, our ability to offset taxable income arising after the ownership change with NOLs generated prior to the ownership change would be limited, possibly substantially. In general, an ownership change would establish an annual limitation on the amount of our pre-change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate for the month in which such ownership change occurs. In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more “5% shareholders” (as defined in the Code) at any time during a rolling three-year period.
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
We face competition in every aspect of our business, including, buying and selling reserves and leases, obtaining goods and services needed to operate our business and marketing natural gas, oil or NGL. Competitors include multinational oil companies, independent production companies and individual producers and operators. Some of our competitors have greater financial and other resources than we do and may have greater access to the capital and credit markets. Many of these companies not only explore for and produce oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. As a result, these competitors may be able to address these competitive factors more effectively or weather industry downturns more easily than we can. We also face indirect competition from alternative energy sources, including wind, solar and electric power.
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
As of December 31, 2022, approximately 43% of our total estimated proved reserves were PUDs and may not be ultimately developed or produced. Recovery of PUDs requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. Estimated development costs may not equal our actual costs, development may not occur as scheduled and results may not be as estimated. Delays in the development of our reserves, further decreases in commodity prices or increases in costs to drill and develop such reserves will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. If we choose not to develop our PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove them from our reported proved reserves. In addition, under the SEC's reserve reporting rules, because PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to remove any PUDs that are not developed within this five-year time frame.
You should not assume that the present values included in this report represent the current market value of our estimated reserves. In accordance with SEC requirements, the estimates of our present values are based on prices and costs as of the date of the estimates. The price on the date of estimate is calculated as the average natural gas and oil price during the 12 months ending in the current reporting period, determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period. The December 31, 2022 present value is based on a $6.36 per MMBtu of gas price and a $94.14 per Bbl of oil price, before considering basis differential adjustments. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.
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
Part of our strategy involves using the latest available horizontal drilling and completion techniques; therefore, the results of our planned drilling in these plays are subject to risks associated with drilling and completion techniques and drilling results may not meet our expectations for reserves or production.
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
Leases on oil and natural gas properties typically have a term of three to five years, after which they expire unless, prior to expiration, a well is drilled and production of hydrocarbons in paying quantities is established. In addition, many of our oil and natural gas leases require us to drill wells that are commercially productive, and if we are unsuccessful in drilling such wells, we could lose our rights under such leases. Although 84% of our Utica acreage is held by existing production, the remaining acreage is subject to expiration. Of the remaining 16% of our Utica acreage not held by production, 37% will be subject to expiration in 2023, 10% in 2024, 14% in 2025 and 39% thereafter, although a portion of our Utica leases generally grant us the right to extend these leases for an additional five-year period. Although 99% of our SCOOP acreage is held by existing production, the remaining acreage is subject to expiration. Of the remaining 1% of our SCOOP acreage not held by production, 6% will be subject to expiration in 2023, 91% in 2024, 3% in 2025 and none thereafter. Although we seek to actively manage our undeveloped properties, our drilling plans for these areas are subject to change based upon various factors, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. Low commodity prices may cause us to delay our drilling plans and, as a result, lose our right to develop the related properties. The cost to renew expiring leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. If we are unable to fund renewals of expiring leases, we could lose portions of our acreage and our actual drilling activities may differ materially from our current expectations, which could adversely affect our business.

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
All of our producing properties are located in eastern Ohio and central Oklahoma, making us vulnerable to risks associated with operating in only these regions.
Our largest fields by production are located in eastern Ohio and central Oklahoma. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production in these geographic regions caused by weather conditions such as snow, ice, fog, rain, hurricanes, tornados or other natural disasters or lack of field infrastructure. Losses could occur for uninsured risks or in amounts in excess of any existing insurance coverage. We may not be able to obtain and maintain adequate insurance at rates we consider reasonable and it is possible that certain types of coverage may not be available.
The loss of one or more of the purchasers of our production could adversely affect our business, results of operations, financial condition and cash flows.
The largest purchaser of our oil and natural gas during the year ended December 31, 2022 accounted for approximately 20% of our total natural gas, oil and NGL revenues. If this purchaser or one or more other significant purchasers, are unable to satisfy its contractual obligations, we may be unable to sell such production to other customers on terms we consider acceptable. Further, the inability of one or more of our customers to pay amounts owed to us could adversely affect our business, financial condition, results of operations and cash flows.
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
The marketability of our oil and natural gas production depends in part upon the availability, proximity and capacity of natural gas lines, trucks and transportation barges owned by third parties. In general, we do not control these transportation facilities and our access to them may be limited or denied. In certain resource plays, the capacity of gathering and transportation systems is insufficient to accommodate potential production from existing and new wells. A significant disruption in the availability of these transportation facilities or our compression and other production facilities could adversely impact our ability to deliver to market or produce our oil and natural gas and thereby cause a significant interruption in our operations.
With respect to our Utica acreage where we are focusing a portion of our exploration and development activity, operations may be delayed due to challenges in obtaining rights-of-way and acquiring necessary state and federal permitting and the completion of facilities by our midstream service provider. Capital constraints could limit the construction of new pipelines and gathering systems and the providing or expansion of trucking services by third parties in the Utica and the other areas in which we operate. As a result, we may experience delays or curtailments in producing and selling our natural gas, oil and NGL. In such event, we might have to shut in or curtail our wells awaiting a pipeline connection or capacity or sell natural gas, oil or NGL production at significantly lower prices than those quoted on NYMEX or than we currently project, which would adversely affect our results of operations.
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
We have contracts with some of our third-party service providers for gathering, processing and transportation services with minimum volume delivery commitments under which we are obligated to pay certain fees on minimum volumes regardless of actual volume throughput. As of December 31, 2022, our aggregate long-term contractual obligation under these agreements was approximately $1.6 billion. These fees could be significant and may have a material adverse effect on our results of operations.
The COVID-19 pandemic has affected, and may in the future materially adversely affect, our operations, financial performance and condition, operating results and cash flows.
We are subject to public health crises such as the COVID-19 pandemic, which has previously significantly impacted, and may in the future impact, our business and results of operations. For example, the COVID-19 pandemic resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines and shelter-in-place orders, which have previously caused, and may in the future cause, business slowdowns or shutdowns in certain affected countries and regions. These developments led to volatility in the demand for and pricing of natural gas, oil and NGL at various points throughout the pandemic, and we may experience similar effects in the future. In addition to potentially negative impacts on our sales and revenue, the pandemic exposes our business, operations, and workforce to a variety of other risks, including:
•volatility and disruption of global financial markets, which could negatively impact our ability to access capital in the future;
•illnesses to key employees or a significant portion of our workforce, which may result in inefficiencies, delays or disruptions that could lower our production volumes;
•disruptions to the third-party midstream services that we rely on for the transmission, gathering and processing of a significant portion of our produced natural gas, oil and NGL; and
•potentially heightened exposure to many of the other risks set forth in Item 1A., “Risk Factors” in our Annual Report on Form 10-K, such as those relating to our financial performance and debt obligations.

The rapid development and fluidity of COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of COVID-19 on our business, which will depend on numerous evolving factors and future developments that we are not able to predict, including the length of time that the pandemic continues, its effect on the demand for natural gas, NGL and oil, the response of the overall economy and the financial markets as well as the effect of governmental actions taken in response to the pandemic. Any of these developments may in the future negatively affect our operations, financial performance and condition, operating results and cash flows.
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
In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems for protecting against cyber security risks may not be sufficient. As cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber-attacks. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.

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
Environmental, Legal and Regulatory Risks
We are subject to extensive governmental regulation and ongoing regulatory changes, which could adversely impact our business.
Our operations are subject to extensive federal, state, tribal, local and other laws, rules and regulations, including with respect to environmental matters, worker health and safety, wildlife conservation, the gathering and transportation of oil, gas and NGL, conservation policies, reporting obligations, royalty payments, unclaimed property and the imposition of taxes. Such regulations include requirements for permits to drill and to conduct other operations and for provision of financial assurances (such as bonds) covering drilling, completion and well operations. If permits are not issued, or if unfavorable restrictions or conditions are imposed on our drilling or completion activities, we may not be able to conduct our operations as planned. For example, on December 6, 2022, the United States Environmental Protection Agency (USEPA), proposed a new methane rule which established guidelines for existing sources of methane emissions from existing facilities. Constrained supply chain for environmental control devices along with the significant estimated costs of compliance could have a material impact on our operations. Further, the Bureau for Land Management (BLM) issued a proposed Waste Minimization Rule on November 30, 2022. The rule adds additional requirements for operators on federal and Indian leases and includes new air quality requirements along with waste prevention provisions. In addition, we may be required to make large, sometimes unexpected, expenditures to comply with applicable governmental laws, rules, regulations, permits or orders.
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
Climate Change. Continuing political and social attention to the issue of climate change has resulted in legislative, regulatory and other initiatives to reduce greenhouse gas emissions, such as carbon dioxide and methane and incentivizing energy conservation or the use of alternative energy sources. Policy makers at both the U.S. federal and state levels have introduced legislation and proposed new regulations designed to quantify and limit the emission of greenhouse gases through inventories, limitations or taxes on greenhouse gas emissions and encourage consumers to the alternative energy sources. The Inflation Reduction Act, which Congress passed and President Biden signed into law in August 2022, both imposes new climate related requirements on oil and gas operations and appropriates significant federal funding for renewable energy initiatives. Also, for the first time ever, the law imposes a fee on greenhouse gas (GHG) emissions from certain facilities. The emissions fee and funding provisions of the Inflation Reduction Act could increase our operating costs and accelerate the transition away from fossil fuels, which could in turn adversely affect our business, results of operations and financial position.
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
Severe weather events, such as storms, hurricanes, droughts, or floods, could have an adverse effect on our operations and could increase our costs. Potential adverse effects could include damages to our facilities, the costs of less efficient or non-routine operating practices necessitated by weather events, or increased costs for insurance coverage. If climate changes result in more intense or frequent severe weather events, the physical and disruptive effects could have a material adverse impact on our operations and assets.
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
Increased attention to ESG matters may impact our business, financial results, or stock price.
In recent years, increasing attention has been given to corporate activities related to ESG matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, activist investors, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change, advocating for changes to companies’ boards of directors, and promoting the use of energy saving building materials. These activities may result in reduced demand for our oil, natural gas and NGL, reduced profits, increased investigations and litigation, each of which could have negative impacts on our access to capital markets.
In addition, we note that standards and expectations regarding carbon accounting and the processes for measuring and counting GHG emissions and GHG emission reductions are evolving, and it is possible that our approach to measuring both our emissions and our approaches to reducing emissions may be, either currently by some stakeholders or at some future point, considered inconsistent with common or best practices. A failure to comply with investor or customer expectations and standards, which are evolving, or if we are perceived to not have responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, could cause reputational harm to our business, increase our risk of litigation, and could have a material adverse effect on our results of operations.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to ESG matters. These ratings are used by some investors to inform their investment and voting decisions. We may take certain actions to improve the ESG profile of our company and/or products, but we cannot guarantee that such actions will have the desired effect. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.
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
The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate our costs as we collect and store personal data related to royalty owners. Any failure to comply with these laws and regulations could result in significant penalties and legal liability. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (CPRA), establishes certain transparency rules and create new data privacy rights for users, including limitations on our use of certain sensitive personal information and more ability for users to control the purposes for which their data is shared with third parties. The CPRA also provides for statutory fines for data security breaches or other CPRA violations. Meanwhile, many other states have considered privacy laws like the CPRA. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, require us to change our business practices, allow private class-action litigation and carry significant potential liability for our business should we fail to comply with any such applicable laws.
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
Upon our emergence from bankruptcy, our old common stock was cancelled and we issued Common Stock. The market price of our Common Stock could be subject to wide fluctuations in response to, and the level of trading that develops with our Common Stock may be affected by, numerous factors, many of which are beyond our control. These factors include, among other things, our new capital structure as a result of the transactions contemplated by the Plan, our limited trading history subsequent to our emergence from bankruptcy, our limited trading volume, the lack of comparable historical financial information due to our adoption of fresh start accounting, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Part I, Item 1A of this Annual Report on Form 10-K.
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
Certain of our stockholders own a significant portion of our outstanding debt and equity securities and their interests may not always coincide with the interests of other holders of the Common Stock.
A large percentage of our debt and equity are held by a relatively small number of investors. As a result, these investors could have significant influence over all matters presented to our stockholders and debt holders for approval, including election and removal of our directors, change in control transactions and the outcome of all actions requiring majority stockholder approval.
The interests of these investors may not always coincide with the interests of the other holders of the Common Stock and other debt holders, and the concentration of control in these investors may limit other stockholders' ability to influence corporate matters. The concentration of ownership and voting power of these investors may also delay, defer or even prevent an acquisition by a third party or other change of control transactions of our Company. This may make some transactions more difficult or impossible without their support, even if such events are in the best interests of our other stockholders. In addition, the concentration of voting power may adversely affect the trading price and liquidity of the Common Stock.

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
Common Stock
Shares of our Common Stock are listed on the NYSE under the symbol "GPOR". See Note 7 of our consolidated financial statements for further discussion of our Common Stock.
Shareholders
At the close of business on February 21, 2023, there were approximately 823 holders of record of our Common Stock.
Dividends
Subsequent to our emergence from bankruptcy, we did not pay dividends on our Common Stock in 2021 and 2022. The declaration and payment of any future Common Stock dividend will be at the full discretion of the Board of Directors and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by our Board. Our Credit Facility also requires us to meet certain financial covenants at the time dividend payments are made.
During the Prior Successor Period, the Company paid dividends on our Preferred Stock, which included 3,071 shares of Preferred Stock paid in kind, approximately $55 thousand of cash-in-lieu of fractional shares, and $1.5 million of cash dividends to holders of our Preferred Stock. During the year ended December 31, 2022, the Company paid $5.4 million of cash dividends to holders of our Preferred Stock.
Issuer Purchases of Equity Securities
In November 2021, the Company's Board of Directors approved the Repurchase Program to acquire up to $100 million of Common Stock and subsequently increased the authorization from $100 million to $200 million in April 2022 and then from $200 million to $300 million in July 2022. Purchases under the Repurchase Program may be made from time to time in open market or privately negotiated transactions, and will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares of Common Stock. The Company intends to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund its capital development program. The Repurchase Program is authorized to extend through June 30, 2023, and may be suspended from time to time, or modified, extended or discontinued by the Board of Directors at any time. As of December 31, 2022, the Company had repurchased 2.9 million shares for $250.8 million at a weighted average price of $86.47 per share.
The following table provides a summary of our Common Stock repurchase activity for the three months ended December 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs
October 1 - October 31	64,355	$90.53	64,266	$66,603,000
November 1 - November 30	78,370	$84.09	78,161	$60,013,000
December 1 - December 31	150,510	$71.63	150,510	$49,231,000
Total	293,235	$79.11	292,937
_____________________
(1)    We repurchased and canceled 89 and 209 shares of our Common Stock at a weighted average price of $87.71 and $85.83 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards during October and November 2022, respectively.
Recent Sales of Unregistered Securities
None.

Stock Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filings.
The performance graph below illustrates changes over the period of May 19, 2021 through December 31, 2022, in cumulative total stockholder return on the Successor Common Stock as measured against the cumulative total return of the S&P 500 Index and the S&P Oil & Gas Exploration and Production Index. The graph tracks the performance of a $100 investment in our Common Stock and in each index (with the reinvestment of all dividends for the index securities) from May 19, 2021 to December 31, 2022.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis represents management’s perspective of our business, financial condition and overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future and should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” of this report. The following information updates the discussion of Gulfport's financial condition provided in its 2021 Annual Report on Form 10-K filing and compares the results of operations for the year ended December 31, 2022 to the period from May 18, 2021 through December 31, 2021 ("Prior Successor Period") and the period from January 1, 2021 through May 17, 2021 ("Prior Predecessor Period"). Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Recent Developments
Credit Facility
On May 2, 2022, the Company entered into the Borrowing Base Redetermination Agreement and First Amendment to the Credit Agreement (the "Amendment"), which amended the Company's Existing Credit Facility (as amended, the "Credit Facility"). The Amendment, among other things, increased the borrowing base under the Credit Facility from $850 million to $1.0 billion, with the elected commitments remaining at $700 million. On October 31, 2022, the Company completed its semi-annual borrowing base redetermination, during which the borrowing base was reconfirmed at $1.0 billion, with the elected commitments remaining at $700 million. See Note 5 of our consolidated financial statements for additional discussion of the Credit Facility.
Stock Repurchase Program
In November 2021 the Company's Board of Directors approved the Repurchase Program to acquire up to $100 million of Common Stock and subsequently increased the authorization from $100 million to $200 million in April 2022 and then from $200 million to $300 million in July 2022. Purchases under the Repurchase Program may be made from time to time in open market or privately negotiated transactions, and will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares of Common Stock. The Company intends to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund its capital development program. The Repurchase Program is authorized to extend through June 30, 2023, and may be suspended from time to time, or modified, extended or discontinued by the Board of Directors at any time. As of December 31, 2022, the Company repurchased 2.9 million shares for $250.8 million at a weighted average price of $86.47 per share.
Inflation, Rising Interest Rates and Changes in Commodity Prices
The annual rate of inflation in the United States was measured at 6.5% in December 2022 by the Consumer Price Index, representing a significant increase to the historical inflation observed in recent years. Inflation and increased commodity prices have caused drilling and completion costs to increase from the prior year. In addition, the Federal Reserve has tightened monetary policy by approving a series of increases to the Federal Funds Rate. Furthermore, the Chairman of the Federal Reserve signaled that the Federal Reserve would continue to take necessary action to bring inflation down and to ensure price stability, including continued rate increases. The inflationary environment has impacted interest rates on our Credit Facility borrowings throughout 2022. Interest rates on our Credit Facility borrowings have increased from 3.19% at December 31, 2021, to 7.39% at December 31, 2022. Additional increases in interest rates may have a negative impact on the Company’s ability to continue to execute its business strategy.
Our revenues, the value of our assets, and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, oil and NGL prices and the costs to produce our reserves. Natural gas, oil and NGL prices are subject to significant fluctuations that are beyond our ability to control or predict. Certain of our capital expenditures and expenses are affected by general inflation and we expect costs for 2023 to continue to be a function of supply and demand; however, we do not expect inflation to significantly impact cash flow in 2023.
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
2022 Operational and Financial Highlights
During 2022, we had the following notable achievements:
•Reported total net production of 983.4 MMcfe per day.
•Generated $739.1 million of operating cash flows.
•Turned to sales 28 gross (23.6 net) wells; including the Extreme pad in the Utica, which was brought online at a combined gross peak production rate of approximately 140 MMcfe per day.

•Returned $250.8 million to shareholders through the repurchase of 2.9 million shares at a weighted average price of $86.47 per share.
•Increased the borrowing base under the Credit Facility from $850 million to $1.0 billion.
•Reduced total debt by $19 million.
•Reported year-end estimated net proved reserves of 4.0 Tcfe.
Business and Industry Outlook
The Company's primary focus going into 2023 is its continued attention on reducing cycle times and operating costs to improve margins and ultimately support our expected free cash flow generation. We are committed to an emphasis on sustainability and we will continue to prioritize safety, environmental stewardship, and maintaining strong relationships with the communities in which we operate. Throughout the year, we plan to maintain capital discipline, prioritizing free cash flow generation and preserving our strong financial position, while returning capital to shareholders and increasing our resource depth through incremental leasehold opportunities.
In 2022, natural gas prices improved significantly, but continue to be volatile as spot prices ranged from $3.46 to $9.85 per MMBtu. Henry Hub averaged $6.44 per MMBtu in 2022 vs $3.89 per MMBtu in 2021. As we look into 2023, we expect continued volatility in natural gas prices. To mitigate our exposure to commodity market volatility and to help provide a level of certainty around our financial strength, we have entered into a combination of natural gas swaps and collars, representing approximately 58% of our expected 2023 production, at an average floor price of $3.58 per Mcf.
Our 2023 capital expenditure program is expected to be in a range of $425 million to $475 million. Prior to 2022, general inflation was moderate; however, during 2022 our capital and operating costs were negatively impacted by the volatility in commodity prices, a significant rise in inflation and a lack of long-term contracts entering the year. With the recent weakening in commodity prices, we could begin to see deflationary pressures during 2023 as well as less frequent supply chain constraints. We will continue to monitor and manage inflationary and supply chain pressures caused by increased activities in the field and any future increases in commodity prices.

Results of Operations
Comparison of the Year Ended December 31, 2022, Prior Successor Period and Prior Predecessor Period
We reported net income of $494.7 million for the year ended December 31, 2022, compared to a net loss of $112.8 million for the Prior Successor Period and a net income of $251.0 million for the Prior Predecessor Period. The material changes that lead to the increase in net income are further discussed by category on the following pages. Some totals and changes throughout the below section may not sum or recalculate due to rounding.
Natural Gas, Oil and Condensate and NGL Sales (sales totals in thousands)

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Natural gas (MMcf/day)
Utica production volumes	674	732	781
SCOOP production volumes	209	183	126
Total production volumes	883	915	907
Total sales	$1,998,452	$906,096	$344,390
Average price without the impact of derivatives ($/Mcf)	$6.20	$4.34	$2.77
Impact from settled derivatives ($/Mcf)	$(3.11)	$(1.44)	$(0.03)
Average price, including settled derivatives ($/Mcf)	$3.09	$2.90	$2.74
Oil and condensate (MBbl/day)
Utica production volumes	1	1	1
SCOOP production volumes	4	4	3
Total production volumes	4	5	4
Total sales	$147,444	$81,347	$29,106
Average price without the impact of derivatives ($/Bbl)	$91.58	$69.71	$54.81
Impact from settled derivatives ($/Bbl)	$(24.32)	$(8.33)	$—
Average price, including settled derivatives ($/Bbl)	$67.26	$61.38	$54.81
NGL (MBbl/day)
Utica production volumes	2	2	3
SCOOP production volumes	10	9	6
Total production volumes	12	11	9
Total sales	$184,963	$105,141	$36,780
Average price without the impact of derivatives ($/Bbl)	$41.26	$39.56	$30.37
Impact from settled derivatives ($/Bbl)	$(2.80)	$(4.88)	$—
Average price, including settled derivatives ($/Bbl)	$38.46	$34.68	$30.37
Total (MMcfe/day)
Utica production volumes	693	753	805
SCOOP production volumes	290	263	179
Total production volumes	983	1,016	983
Total sales	$2,330,859	$1,092,584	$410,276
Average price without the impact of derivatives ($/Mcfe)	$6.49	$4.72	$3.05
Impact from settled derivatives ($/Mcfe)	$(2.94)	$(1.39)	$(0.02)
Average price, including settled derivatives ($/Mcfe)	$3.55	$3.33	$3.03

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Natural gas sales	$1,998,452	$906,096	$344,390
Oil and condensate sales	147,444	81,347	29,106
Natural gas liquid sales	184,963	105,141	36,780
Total natural gas, oil and condensate, and NGL sales	$2,330,859	$1,092,584	$410,276
For the year ended December 31, 2022, our total unhedged natural gas, oil and condensate and NGL revenues increased approximately $1.2 billion, or 113%, compared to the Prior Successor Period. The increase was primarily driven by the timing of our emergence from bankruptcy. The Prior Successor Period only includes production from May 18, 2021, through December 31, 2021, compared to a full year of production in 2022. Additionally, as noted in the table above, significant increases in oil, natural gas and NGL indexes increased per unit realizations. Most notably, the Henry Hub index increased from $4.28 per MMBtu in the Prior Successor Period to $6.44 per MMBtu in 2022.
For the year ended December 31, 2022, our total unhedged natural gas, oil and condensate and NGL revenues increased approximately $1.9 billion, or 468%, compared to the Prior Predecessor Period. The increase was primarily driven by the timing of our emergence from bankruptcy. The Prior Predecessor Period only includes production from January 1, 2021, through May 17, 2021, compared to a full year of production in 2022. Additionally, there were significant increases in oil, natural gas and NGL indexes. Most notably, the Henry Hub index increased from $3.25 per MMBtu in the Prior Successor Period to $6.44 per MMBtu in 2022.
The total natural gas, oil and NGL volumes hedged for the year ended December 31, 2022, the Prior Successor Period and the Prior Predecessor Period represented approximately 86%, 88% and 86%, respectively, of our total sales volumes for the applicable year or period.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Natural gas derivatives - fair value gains (losses)	$32,797	$(223,512)	$(123,080)
Natural gas derivatives - settlement losses	(1,002,098)	(300,172)	(3,362)
Total losses on natural gas derivatives	(969,301)	(523,684)	(126,442)

Oil and condensate derivatives - fair value gains (losses)	6,618	(5,128)	(6,126)
Oil and condensate derivatives - settlement losses	(39,163)	(9,720)	—
Total losses on oil and condensate derivatives	(32,545)	(14,848)	(6,126)

NGL derivatives - fair value gains (losses)	14,648	(5,322)	(4,671)
NGL derivatives - settlement losses	(12,549)	(12,965)	—
Total gains (losses) on NGL derivatives	2,099	(18,287)	(4,671)

Total losses on natural gas, oil and NGL derivatives	$(999,747)	$(556,819)	$(137,239)
Settlement gains (losses) in the table above represent realized cash gains or losses to the instruments described in Note 13 of our consolidated financial statements. Our hedging program incurred cash settlements of $1,053.8 million for the year ended December 31, 2022, compared to $322.9 million for the Prior Successor Period and $3.4 million for the Prior Predecessor Period.

Lease Operating Expenses (in thousands, except per unit)

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Lease operating expenses
Utica	$43,775	$21,841	$13,991
SCOOP	21,015	10,247	5,449
Other	1	84	84
Total lease operating expenses	$64,790	$32,172	$19,524
Lease operating expenses per Mcfe
Utica	$0.17	$0.13	$0.13
SCOOP	0.20	0.17	0.22
Other	0.15	0.81	2.15
Total lease operating expenses per Mcfe	$0.18	$0.14	$0.14
The increase in total LOE when comparing the year ended December 31, 2022, to the Prior Successor Period, was primarily driven by the timing of our emergence from bankruptcy. The Prior Successor Period only includes production and LOE from May 18, 2021 through December 31, 2021, compared to a full year of production and LOE in 2022. The increase in LOE on a per unit basis in 2022 compared to the Prior Successor Period, was primarily due to additional water disposal costs, additional workover costs and an increase in contract labor.
The increase in total LOE when comparing the year ended December 31, 2022, to the Prior Predecessor Period, was primarily driven by the timing of our emergence from bankruptcy. The Prior Predecessor Period only includes production and LOE from January 1, 2021 through May 17, 2021, compared to a full year of production and LOE in 2022. The increase in LOE on a per unit basis in 2022 compared to the Prior Predecessor Period, was primarily due to additional water disposal costs, additional workover costs and an increase in contract labor.
Taxes Other Than Income (in thousands, except per unit)

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Production taxes	$48,145	$22,793	$8,459
Property taxes	7,146	5,266	2,590
Other	4,847	2,184	1,300
Total taxes other than income	$60,139	$30,243	$12,349
Total taxes other than income per Mcfe	$0.17	$0.13	$0.09
The increase in taxes other than income when comparing the year ended December 31, 2022, to both the Prior Successor Period and Prior Predecessor Period, was primarily related to the timing of our emergence from bankruptcy. The Prior Successor Period only includes activity from May 18, 2021 through December 31, 2021, and Prior Predecessor Period only includes activity from January 1, 2021 through May 17, 2021, compared to a full year in 2022.
The increase in per unit taxes other than income when comparing the year ended December 31, 2022, to both the Prior Successor Period and Prior Predecessor Period, was primarily related to an increase in production taxes resulting from the significant increase in our natural gas, oil and condensate and NGL revenues excluding the impact of hedges discussed above.

Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Transportation, gathering, processing and compression	$357,246	$212,013	$161,086
Transportation, gathering, processing and compression per Mcfe	$1.00	$0.92	$1.20
The increase in transportation, gathering, processing and compression when comparing the year ended December 31, 2022, to both the Prior Successor Period and Prior Predecessor Period, was primarily related to the timing of our emergence from bankruptcy. The Prior Successor Period only includes activity from May 18, 2021 through December 31, 2021, and Prior Predecessor Period only includes activity from January 1, 2021 through May 17, 2021, compared to a full year in 2022.
The increase on a per unit basis when comparing the year ended December 31, 2022, to the Prior Successor Period, was primarily due to an increase in minimum volume commitments, combined with an increase in rates on certain gathering and transportation systems.
The decrease on a per unit basis when comparing the year ended December 31, 2022, to the Prior Predecessor Period, was primarily related to savings associated with midstream contract rejections and renegotiations through the bankruptcy process.
Depreciation, Depletion and Amortization (in thousands, except per unit)

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Depreciation, depletion and amortization of oil and gas properties	$266,449	$159,518	$60,831
Depreciation, depletion and amortization of other property and equipment	1,312	1,395	1,933
Total depreciation, depletion and amortization	$267,761	$160,913	$62,764
Total depreciation, depletion and amortization per Mcfe	$0.74	$0.69	$0.47
The increase in depreciation, depletion and amortization of our oil and gas properties when comparing the year ended December 31, 2022, to both the Prior Successor Period and Prior Predecessor Period, was primarily driven by the timing of our emergence from bankruptcy. The Prior Successor Period only includes activity from May 18, 2021 through December 31, 2021, and Prior Predecessor Period only includes activity from January 1, 2021 through May 17, 2021, compared to a full year in 2022.
The increase in per unit depreciation, depletion, and amortization when comparing the year ended December 31, 2022, to the Prior Successor Period, was primarily due to due to additional drilling and development activities in 2022.
The increase in per unit depreciation, depletion, and amortization when comparing the year ended December 31, 2022, to the Prior Predecessor Period, was primarily the result of fresh start valuations on our oil and gas properties. See Note 3 of our consolidated financial statements for more information on fresh start adjustments.
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

Impairment of Other Property and Equipment
We recognized a $14.6 million impairment charge on the Company's corporate headquarters during the Prior Predecessor Period as a result in a change in expected future use.
General and Administrative Expenses (in thousands, except per unit)

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
General and administrative expenses, gross	$68,495	$53,711	$32,152
Reimbursed from third parties	(13,035)	(7,373)	(4,957)
Capitalized general and administrative expenses	(20,156)	(11,873)	(8,020)
General and administrative expenses, net	$35,304	$34,465	$19,175
General and administrative expenses, net per Mcfe	$0.10	$0.15	$0.14
The increase in total general and administrative expenses when comparing the year ended December 31, 2022, to both the Prior Successor Period and the Prior Predecessor Period, was primarily related to the timing of our emergence from bankruptcy.
The decrease in per unit general and administrative expense when comparing the year ended December 31, 2022, to both the Prior Successor Period and the Prior Predecessor Period, was primarily driven by a significant decrease in legal and professional fees associated with our restructuring. Prior to our emergence from bankruptcy, legal and professional fees associated with our Chapter 11 filing were presented as Reorganization Items, net. Subsequent to our Emergence Date, any legal and professional fees related to the administration of our Chapter 11 filing were presented as general and administrative expenses.
Restructuring and Liability Management
During the Prior Successor Period, we incurred $2.8 million in restructuring charges related to reductions in workforce as we continued to align our workforce and leadership structure to our current operating environment.
Accretion Expense
Accretion expense increased to $2.7 million for the year ended December 31, 2022, compared to $1.2 million in the Prior Successor Period. The increase is primarily related to the timing of our emergence from bankruptcy. Accretion expense increased from $1.2 million in the Prior Predecessor Period, primarily due to the timing of our emergence from bankruptcy and was partially offset by a decrease in our asset retirement obligation as a result of fresh start adjustments upon emergence from bankruptcy. See Note 3 of our consolidated financial statements for more information on fresh start adjustments.

Interest Expense (in thousands, except per unit)

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Interest on 2026 Senior Notes	$44,000	$27,476	$—
Interest on Credit Facility	12,799	1,978	—
Amortization of loan costs	2,914	1,663	—
Interest on Exit Facility	—	5,810	—
Interest on First-Out Term Loan	—	3,564	—
Interest on DIP Credit Facility	—	—	3,104
Interest expense on Pre-Petition Revolving Credit Facility	—	—	2,044
Other	60	362	(989)
Total interest expense	$59,773	$40,853	$4,159
Interest expense per Mcfe	$0.17	$0.18	$0.03
The increase in interest expense during the year ended December 31, 2022, compared to both the Prior Successor Period and the Prior Predecessor Period, was primarily related to the timing of our emergence from bankruptcy. Interest expense per unit was comparable between the year ended December 31, 2022, and the Prior Successor Period, while there was a significant increase in interest expense when comparing the year ended December 31, 2022 with the Prior Predecessor Period, primarily due to the changes in our debt structure upon emergence from bankruptcy.
Loss (Gain) on Debt Extinguishment
During the Prior Successor Period, the Company recognized a loss of $3.0 million associated with the extinguishment of capitalized commitment fees related to the Exit Credit Facility as discussed in Note 5 of our consolidated financial statements.
Loss from Equity Investments, net (in thousands)

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Loss from equity method investments, net	$—	$—	$342
Through our wholly owned subsidiary Grizzly Holdings, we own an approximate 24.5% interest in Grizzly, a Canadian unlimited liability company. Effective as of the Emergence Date, we evaluated our investment in Grizzly and determined that we no longer have the ability to exercise significant influence over operating and financial policies of Grizzly Holdings. As such, we discontinued the equity method of accounting for our investment in Grizzly and we will use our previous carrying value of zero as our initial basis and will subsequently measure at fair value while recording any changes in fair value in earnings.
During the year ended December 31, 2020, our share of net loss from Mammoth Energy Services, Inc. was in excess of the carrying value of our investment, which reduced our investment to zero. Our carrying value remained at zero through the Prior Predecessor Period until the use of Mammoth Shares to settle Class 4A claims at the Emergence Date. See Note 15 of our consolidated financial statements for further discussion on our equity investments.

Reorganization Items, net
The following table summarizes the components in reorganization items, net included in our consolidated statements of operations for the year ended December 31, 2022, Prior Successor Period and Prior Predecessor Period (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Legal and professional advisory fees	$—	$—	$81,565
Adjustment for allowed claims	—	—	—
Net gain on liabilities subject to compromise	—	—	(575,182)
Fresh start adjustments, net	—	—	160,756
Elimination of Predecessor accumulated other comprehensive income	—	—	40,430
Debt issuance costs	—	—	3,150
Other items, net	—	—	22,383
Reorganization items, net	$—	$—	$(266,898)
Other, net (in thousands)

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Other, net	$(11,348)	$13,049	$1,713
The increase in other income when comparing the year ended December 31, 2022, to both the Prior Successor Period and the Prior Predecessor Period, was primarily the result of settlement payment receipts received in 2022 as discussed in Note 19 of our consolidated financial statements.
Income Taxes (in thousands)

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Income tax benefit	$—	$(39)	$(7,968)
For the year ended December 31, 2022 the Company's effective tax rate was 0%. For the Prior Predecessor Period, we had an effective tax rate of (3.3)% and an income tax benefit of $8.0 million. The tax benefit is entirely attributable to an Oklahoma refund claim associated with an examination relating to historical tax returns. The effective tax rate differs from the statutory tax rate due to the Company’s valuation allowance position and the permanent adjustments relating to the Chapter 11 Emergence. For the Prior Successor Period, we had an effective tax rate of 0.03% and tax benefit of $39 thousand. The tax expense is entirely attributable to the Oklahoma refund claim that was filed during the third quarter, resulting in an adjustment to the benefit recorded during the Prior Predecessor Period. We did not record any additional income tax expense for the Prior Successor Period as a result of maintaining a full valuation allowance against our net deferred tax asset.
Liquidity and Capital Resources
Overview. We strive to maintain sufficient liquidity to ensure financial flexibility, withstand commodity price volatility, fund our development projects, operations and capital expenditures and return capital to shareholders. We utilize derivative contracts to reduce the financial impact of commodity price volatility and provide a level of certainty to the Company's cash flows. Historically, we have generally funded our operations, planned capital expenditures, acquisitions of additional oil and natural gas properties and any debt or share repurchases with cash flow from our operating activities, cash on hand, borrowings under our revolving credit facility and issuances of equity and debt securities.
For the year ended December 31, 2022, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, and our primary uses of cash have been share repurchases pursuant to the Repurchase Program, repayments under the Credit Facility, dividend payments on our Preferred Stock and the development of our oil and natural gas properties.
We believe our annual free cash flow generation, cash on hand, and borrowing capacity under the Credit Facility will provide sufficient liquidity to fund our operations, capital expenditures, interest expense, debt repayments and any return of capital to shareholders authorized by the Board, during the next 12 months and the foreseeable future.
To the extent actual operating results, realized commodity prices or uses of cash differ from our assumptions, our liquidity could be adversely affected. See Note 5 of our consolidated financial statements for further discussion of our debt obligations, including principal and carrying amounts of our notes.
As of December 31, 2022, we had $7.3 million of cash and cash equivalents compared to $3.3 million as of December 31, 2021, and a net working capital deficit of $391.1 million as of December 31, 2022, compared to a net working capital deficit of $361.4 million as of December 31, 2021. As of December 31, 2022, our working capital deficit includes no debt due in the next 12 months. Our total principal amount of funded debt as of December 31, 2022, was $695.0 million compared to $714.0 million as of December 31, 2021. See Note 5 of our consolidated financial statements for further discussion of our debt obligations, including principal and carrying amounts of our notes.
As of February 23, 2023, we had $25.6 million of cash and cash equivalents, $79.0 million borrowings under our Credit Facility, $113.4 million of letters of credit outstanding, and $550 million of outstanding 2026 Senior Notes.
As discussed in Note 5 of our consolidated financial statements, when we entered into the Existing Credit Facility on October 14, 2021, it provided for an aggregate maximum principal amount of up to $1.5 billion, an initial borrowing base of $850.0 million and an initial aggregate elected commitment amount of $700.0 million. The Existing Credit Facility also provides for a $175.0 million sublimit of the aggregate commitments that is available for the issuance of letters of credit.
On May 2, 2022, we entered into the Amendment to Borrowing Base Redetermination Agreement and First Amendment to our Credit Agreement (“Amendment”), which amended the Existing Credit Facility (as amended, the "Credit Facility"). The Amendment, among other things, (a) increased the borrowing base under the Credit Facility from $850 million to $1.0 billion, with the elected commitments remaining at $700 million, (b) amended certain covenants related to hedging to ease certain requirements and limitations, (c) amended the covenants governing restricted payments to (i) increased the Net Leverage Ratio allowing unlimited restricted payments from 1.00 to 1.00 to 1.25 to 1.00 and (ii) permitted additional restricted payments to redeem preferred equity until December 31, 2022, provided certain leverage, no event of default or borrowing base deficiency and availability tests were met and (d) provided for the transition from a LIBOR to a SOFR benchmark, with a 10 basis point credit spread adjustment for all tenors.
On October 31, 2022, the Company completed its semi-annual borrowing base redetermination during which the borrowing base under the Credit Facility was reconfirmed at $1.0 billion with the elected commitments remaining at $700 million.
Additionally, on the Emergence Date, pursuant to the terms of the Plan, we issued our 2026 Senior Notes. The 2026 Senior Notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries that guarantee the Credit Facility.
We may continue to use a combination of cash, borrowings and issuances of our Common Stock or other securities to retire our outstanding debt and Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, tender offers or otherwise, but we are under no obligation to do so.
See Note 5 of our consolidated financial statements for additional discussion of our outstanding post-emergence debt.
Preferred Stock Dividends. As discussed in Note 6 of our consolidated financial statements, holders of Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of 10% per annum of the Liquidation Preference (as defined below) with respect to cash dividends and 15% per annum of the Liquidation Preference with respect to dividends paid in kind as additional shares of Preferred Stock (“PIK Dividends”). We currently have the option to pay either a cash or PIK dividend on a quarterly basis. Each share of Preferred Stock has a liquidation preference of $1,000 (the "Liquidation Preference"). The Preferred Stock has no stated maturity and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into Common Stock.
During the year ended December 31, 2022, and Prior Successor Period, the Company paid $5.4 million and $1.5 million, respectively, of cash dividends to holders of our Preferred Stock.
Supplemental Guarantor Financial Information. The 2026 Senior Notes are guaranteed on a senior unsecured basis by all existing consolidated subsidiaries that guarantee our Credit Facility or certain other debt (collectively the “Guarantors”). The 2026 Senior Notes are not guaranteed by Grizzly Holdings or Mule Sky, LLC (the “Non-Guarantors”). The Guarantors are 100% owned by the Parent, and the guarantees are full, unconditional, joint and several. There are no significant restrictions on the ability of the Parent or the Guarantors to obtain funds from each other in the form of a dividend or loan. The guarantees rank equally in the right of payment with all of the senior indebtedness of the subsidiary guarantors and senior in the right of payment to any future subordinated indebtedness of the subsidiary guarantors. The 2026 Senior Notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness (including all borrowings and other obligations under the Credit Facility) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries that do not guarantee the 2026 Senior Notes.
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
Derivatives and Hedging Activities. Our results of operations and cash flows are impacted by changes in market prices for natural gas, oil and NGL. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. Our natural gas, oil and NGL derivative activities, when combined with our sales of natural gas, oil and NGL, allow us to predict with greater certainty the total revenue we will receive. See Item 7A Quantitative and Qualitative Disclosures About Market Risk for further discussion on the impact of commodity price risk on our financial position. Additionally, see Note 13 of our consolidated financial statements for further discussion of derivatives and hedging activities. Subsequent to December 31, 2022 and as of February 23, 2023, we entered into the following natural gas, oil, and NGL derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume (MMbtu)	Weighted Average Price
2023	Basis Swaps	TETCO M2	76,219	$(0.85)
2023	Basis Swaps	Rex Zone 3	59,452	$(0.22)
2023	Basis Swaps	NGPL TXOK	42,685	$(0.34)
2024	Swaps	NYMEX Henry Hub	30,000	$3.90
2024	Costless Collars	NYMEX Henry Hub	60,000	$3.17 / $3.96
Additionally, subsequent to year end, the Company restructured a portion of its natural gas sold call position, by buying back a portion of its 2023 natural gas sold call position, and selling additional natural gas calls for 2023 and 2025. The following table summarizes these transactions:

Period	Type of Derivative Instrument	Index	Daily Volume (MMBtu)	Weighted Average Price
2023	Purchased Gas Call Options	NYMEX Henry Hub	134,137	$2.90
2023	Sold Gas Call Options	NYMEX Henry Hub	134,137	$3.70
2025	Sold Gas Call Options	NYMEX Henry Hub	160,000	$6.04

Contractual and Commercial Obligations. The following table sets forth our contractual and commercial obligations at December 31, 2022 (in thousands):

	Payment due by period
Contractual Obligations	Total	2023	2024-2025	2026-2027	2028 and Thereafter
Long-term debt(1):
Principal	$695,000	$—	$145,000	$550,000	$—
Interest	148,500	44,000	88,000	16,500	—
Firm transportation and gathering contracts(2)	1,618,385	231,123	360,578	274,802	751,882
Other operational commitments(3)	83,900	52,700	31,200	—	—
Operating lease liabilities(4)	26,713	12,414	13,738	561	—
Total contractual cash obligations(5)	$2,572,498	$340,237	$638,516	$841,863	$751,882
_____________________
(1)    The maturities of our debt obligations and associated interest reflect their original expiration dates and do not reflect any acceleration due to any events of default pertaining to these obligations. See Note 5 of our consolidated financial statements for a description of our long-term debt.
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
(3)    See Note 18 of our consolidated financial statements for a description of our other operational commitments.
(4)    See Note 10 of our consolidated financial statements for a description of our operating lease liabilities.
(5)    This table does not include derivative liabilities or the estimated discounted cost for future abandonment of oil and natural gas properties. See Notes 13 and 4 of our consolidated financial statements, respectively.
Off-balance Sheet Arrangements. We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2022, our material off-balance sheet arrangements and transactions include $113.4 million in letters of credit outstanding against our revolving credit facility and $33.5 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, the majority of which are related to firm transportation agreements. The Company expects to enter into similar contractual arrangements in the future in order to support the Company's business plans. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
Capital Expenditures. Our capital expenditures have historically been related to the execution of our drilling and completion activities in addition to certain lease acquisition activities. Our capital investment strategy is focused on developing projects we believe offer the highest rate of return and allow us to generate sustainable cash flow, considering current and forecasted commodity prices. For the year ended December 31, 2022, the Company's incurred capital expenditures totaled $449.2 million, of which $411.8 million related to drilling and completion activity and $37.4 million related to leasehold and land investment.
Our capital expenditures for 2023 are currently estimated to be in the range of $375 million to $400 million for drilling and completion expenditures. In addition, we currently expect to spend approximately $50 million to $75 million in 2023 for non-drilling and completion expenditures, which primarily includes leasehold acquisition, lease extension and lease maintenance payments. We expect this capital program to result in approximately 1,000 to 1,040 MMcfe per day of production in 2023.
Commodity Price Risk. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. During 2022, WTI prices ranged from $71.05 to $123.64 per barrel and the Henry Hub spot market price of natural gas ranged from $3.46 to $9.85 per MMBtu. During 2021, WTI prices ranged from $47.47 to $85.64 per barrel and the Henry Hub spot market price of natural gas ranged from $2.43 to $23.86 per MMBtu. If the prices of oil and natural gas decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write-down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in commodity prices and/or our reserves could also negatively impact the borrowing base under our revolving credit facility, which could limit our liquidity and ability to fund development activities.

See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" for further information regarding our open derivative instruments at December 31, 2022.
Sources and Uses of Cash
The following table presents the major changes in cash and cash equivalents for the year ended December 31, 2022, Prior Successor Period and Prior Predecessor Period (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Net cash provided by operating activities	$739,077	$292,985	$172,155
Additions to oil and natural gas properties	(460,780)	(207,113)	(102,330)
Debt activity, net	(19,000)	(138,751)	(147,660)
Repurchases of Common Stock	(250,482)	—	—
Proceeds from issuance of Preferred Stock	—	—	50,000
Preferred Stock dividends	(5,444)	(1,503)	—
Other	628	(1,775)	(2,609)
Net change in cash, cash equivalents and restricted cash	$3,999	$(56,157)	$(30,444)
Cash, cash equivalents and restricted cash at end of period	$7,259	$3,260	$59,417
Net cash provided by operating activities. Net cash provided by operating activities was $739.1 million for the year ended December 31, 2022, compared to $293.0 million for the Prior Successor Period and $172.2 million for the Prior Predecessor Period. These increases were primarily the result of an increase in cash receipts from our oil and natural gas purchasers due to the significant increases in net natural gas, oil and NGL sales, excluding the impact of derivatives.
Additions to oil and natural gas properties. During the year ended December 31, 2022, we spud 19 gross (17.4 net) wells and commenced sales from 15 gross (13.4 net) wells in the Utica for a total cost of approximately $271.8 million and we spud 6 gross (4.3 net) and commenced sales from 13 gross (10.3 net) wells in the SCOOP for a total cost of approximately $126.9 million. In addition, 13 gross (0.07 net) wells were spud and 40 gross (2.65 net) wells were turned to sales by other operators on our SCOOP acreage during 2022 for a total cost to us of approximately $13.2 million.
Drilling and completion costs discussed above reflect incurred costs while drilling and completion costs presented in the table below reflect cash payments for drilling and completions. Incurred capital expenditures and cash capital expenditures may vary from period to period due to the cash payment cycle. Cash capital expenditures for the year ended December 31, 2022, Prior Successor Period and Prior Predecessor Period were as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$410,281	$183,333	$94,128
Leasehold acquisitions	32,708	13,022	2,752
Other	17,791	10,758	5,450
Total oil and natural gas property expenditures	$460,780	$207,113	$102,330

Debt Activity. During the year ended December 31, 2022, the Company's borrowing on its Credit Facility decreased $19 million. As of February 23, 2023, the Company had $79.0 million in borrowings outstanding on its Credit Facility.
Repurchases of Common Stock. As of December 31, 2022, the Company repurchased 2.9 million shares for $250.8 million at a weighted average price of $86.47 per share. As of February 23, 2023, we repurchased 3.1 million shares for approximately $264.4 million under the Repurchase Program at a weighted average price of $85.14 per share.
Issuance of Preferred Stock. During the Prior Predecessor Period, we received approximately $50.0 million in proceeds related to our Preferred Stock issuance.
Preferred Stock Dividends. During the year ended December 31, 2022, the Company paid $5.4 million of cash dividends to holders of our Preferred Stock compared to $1.5 million of cash dividends to holders of our Preferred Stock in the Prior Successor Period.
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
Two primary factors impacting this test are reserve estimates and the unweighted arithmetic average of the prices on the first day of each month within the 12-month period ended December 31, 2022. Downward revisions to estimates of oil and natural gas reserves and/or unfavorable prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. The Company did not record an impairment of its oil and natural gas properties for the year ended December 31, 2022. The Company recorded impairment of its oil and natural gas properties of $117.8 million for the Prior Successor Period. See Oil and Natural Gas Properties in Note 1 of our consolidated financial statements for further information on the full cost method of accounting.

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
Income Taxes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Quarterly, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management's opinion, it is more likely than not that some portion will not be realized. At December 31, 2022, a valuation allowance of $803.3 million had been established to fully offset our net deferred tax asset on our accompanying consolidated balance sheet.
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
Natural Gas, Oil and Natural Gas Liquids Derivative Instruments. Our results of operations and cash flows are impacted by changes in market prices for oil, natural gas and NGL. To mitigate a portion of our exposure to adverse price changes, we have entered into various derivative instruments. Our natural gas, oil and NGL derivative activities, when combined with our sales of natural gas, oil and NGL, allow us to predict with greater certainty the revenue we will receive. We believe our derivative instruments continue to be highly effective in achieving our risk management objectives.
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

We use derivative instruments to achieve our risk management objectives, including swaps, options and costless collars. All of these are described in more detail below. We typically use swaps for a large portion of the oil and natural gas price risk we hedge. We have also sold calls in the past to take advantage of premiums associated with market price volatility.
We determine the notional volume potentially subject to derivative contracts by reviewing our overall estimated future production levels, which are derived from extensive examination of existing producing reserve estimates and estimates of likely production from new drilling. Production forecasts are updated at least monthly and adjusted if necessary to actual results and activity levels. We do not enter into derivative contracts for volumes in excess of our share of forecasted production, and if production estimates were lowered for future periods and derivative instruments are already executed for some volume above the new production forecasts, the positions are typically reversed. The actual fixed price on our derivative instruments is derived from the reference from third-party indices such as NYMEX. All of our commodity derivative instruments are net settled based on the difference between the fixed price as stated in the contract and the floating-price, resulting in a net amount due to or from the counterparty.
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
As of December 31, 2022, our natural gas, oil, and NGL derivative instruments consistent of the following types of instruments:
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
•Call Options: We sell, and occasionally buy, call options in exchange for a premium. At the time of settlement, if the market price exceeds the fixed price of the call option, we would pay the counterparty the excess on sold call options, and we would receive the excess on bought call options. If the market price settles below the fixed price of the call option, no payment is due from either party.
Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At December 31, 2022, we had a net liability derivative position of $347.9 million, compared to a net liability derivative position of $402.0 million as of December 31, 2021. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have increased our liability by approximately $171.9 million, while a 10% decrease in underlying commodity prices would have decreased our liability by approximately $165.6 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument. For more information regarding the Company's commodity derivative transactions, refer to Note 13 of our consolidated financial statements.

Counterparty Credit Risk. The Company routinely monitors and manages its exposure to counterparty risk related to derivative contracts by requiring specific minimum credit standards for all counterparties, actively monitoring counterparties public credit ratings, and avoiding concentration of credit exposure by transacting with multiple counterparties. The Company's commodity derivative contract counterparties are typically financial institutions with investment-grade credit ratings. The Company enters into International Swap Dealers Association Master Agreements ("ISDA") with each of its derivative counterparties prior to executing derivative contracts. The terms of the ISDA provide, among other things, the Company and the counterparties with rights of set-off upon the occurrence of defined acts of default by either the Company or counterparty to a derivative contract.
Interest Rate Risk. Our Credit Facility is structured under floating rate terms, as advances under these facilities may be in the form of either base rate loans or term benchmark loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States or, if the term benchmark rates are elected, the term benchmark rates. At December 31, 2022, we had $145.0 million in borrowings outstanding under our Credit Facility which bore interest at the weighted average rate of 7.39%. A 1% increase in the average interest rate would increase interest expense by approximately $1.5 million based on outstanding borrowings under our Credit Facility at December 31, 2022. As of December 31, 2022, we did not have any interest rate swaps to hedge our interest risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Gulfport Energy Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Gulfport Energy Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021 (Successor), the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year ended December 31, 2022 (Successor), the period from May 18, 2021 through December 31, 2021 (Successor), the period from January 1, 2021 through May 17, 2021 (Predecessor) and the year ended December 31, 2020 (Predecessor) and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2022 (Successor), the period from May 18, 2021 through December 31, 2021 (Successor), the period from January 1, 2021 through May 17, 2021 (Predecessor) and the year ended December 31, 2020 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2023 expressed an unqualified opinion.
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
Depletion, depreciation and amortization expense of oil and gas properties impacted by the Company’s estimation of proved reserves
As described further in Note 1 to the financial statements, the Company uses the full cost method of accounting for oil and gas operations. This accounting method requires management to make estimates of proved reserves and related future net cash flows to compute and record depletion, depreciation and amortization of oil and gas properties. To estimate the volume of proved oil and gas reserve quantities, management makes significant estimates and assumptions including forecasting the production decline rate of producing properties and forecasting the timing and volume of production associated with the Company’s development plan for proved undeveloped properties. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with those proved reserves to determine if wells are expected to be economical under the appropriate pricing assumptions that are required in the estimation of depletion, depreciation and amortization expense. We identified the estimation of proved reserves as it relates to the recognition of depletion, depreciation and amortization expense as a critical audit matter.
The principal consideration for our determination that the estimation of proved reserves is a critical audit matter is that relatively minor changes in certain inputs and assumptions that are necessary to estimate the volume and future cash flows of the Company’s proved reserves could have a significant impact on the measurement of depletion, depreciation and amortization expense. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment.
Our audit procedures related to the estimation of proved reserves included the following, among others:
•We tested the design and operating effectiveness of internal controls relating to management’s estimation of proved reserves for the purpose of estimating depletion, depreciation and amortization expense.
•We evaluated the independence, objectivity, and professional qualifications of the Company’s reserves specialist, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Company’s proved reserve volumes and read the report prepared by the Company’s reserve specialist.
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
Oklahoma City, Oklahoma
March 1, 2023

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor
	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$7,259	$3,260
Accounts receivable—oil, natural gas, and natural gas liquids sales	278,404	232,854
Accounts receivable—joint interest and other	21,478	20,383
Prepaid expenses and other current assets	7,621	12,359
Short-term derivative instruments	87,508	4,695
Total current assets	402,270	273,551
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	2,418,666	1,917,833
Unproved properties	178,472	211,007
Other property and equipment	6,363	5,329
Total property and equipment	2,603,501	2,134,169
Less: accumulated depletion, depreciation, amortization and impairment	(545,771)	(278,341)
Total property and equipment, net	2,057,730	1,855,828
Other assets:
Long-term derivative instruments	26,525	18,664
Operating lease assets	26,713	322
Other assets	21,241	19,867
Total other assets	74,479	38,853
Total assets	$2,534,479	$2,168,232

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$437,384	$394,011
Short-term derivative instruments	343,522	240,735
Current portion of operating lease liabilities	12,414	182
Total current liabilities	793,320	634,928
Non-current liabilities:
Long-term derivative instruments	118,404	184,580
Asset retirement obligation	33,171	28,264
Non-current operating lease liabilities	14,299	140
Long-term debt, net of current maturities	694,155	712,946
Total non-current liabilities	860,029	925,930
Total liabilities	$1,653,349	$1,560,858
Commitments and contingencies (Notes 18 and 19)
Mezzanine Equity:
Preferred Stock - $0.0001 par value, 110.0 thousand shares authorized, 52.3 thousand issued and outstanding at December 31, 2022, and 57.9 thousand issued and outstanding at December 31, 2021	52,295	57,896
Stockholders’ equity:
Common Stock - $0.0001 par value, 42.0 million shares authorized, 19.1 million issued and outstanding at December 31, 2022, and 20.6 million issued and outstanding at December 31, 2021	2	2
Additional paid-in capital	449,243	692,521
Common Stock held in reserve, 62 thousand shares at December 31, 2022, and 938 thousand shares at December 31, 2021	(1,996)	(30,216)
Retained earnings (accumulated deficit)	381,872	(112,829)
Treasury stock, at cost - 3.9 thousand shares at December 31, 2022, and no shares at December 31, 2021	(286)	—
Total stockholders’ equity	$828,835	$549,478
Total liabilities, mezzanine equity and stockholders’ equity	$2,534,479	$2,168,232
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021	Year Ended December 31, 2020
REVENUES:
Natural gas sales	$1,998,452	$906,096	$344,390	$671,535
Oil and condensate sales	147,444	81,347	29,106	62,902
Natural gas liquid sales	184,963	105,141	36,780	66,814
Net (loss) gain on natural gas, oil and NGL derivatives	(999,747)	(556,819)	(137,239)	65,291
Total revenues	1,331,112	535,765	273,037	866,542
OPERATING EXPENSES:
Lease operating expenses	64,790	32,172	19,524	54,235
Taxes other than income	60,139	30,243	12,349	28,509
Transportation, gathering, processing and compression	357,246	212,013	161,086	456,318
Depreciation, depletion and amortization	267,761	160,913	62,764	239,744
Impairment of oil and natural gas properties	—	117,813	—	1,357,099
Impairment of other property and equipment	—	—	14,568	—
General and administrative expenses	35,304	34,465	19,175	59,329
Restructuring and liability management expenses	—	2,858	—	30,847
Accretion expense	2,746	1,214	1,229	3,066
Total operating expenses	787,986	591,691	290,695	2,229,147
INCOME (LOSS) FROM OPERATIONS	543,126	(55,926)	(17,658)	(1,362,605)
OTHER EXPENSE (INCOME):
Interest expense	59,773	40,853	4,159	120,079
Loss (Gain) on debt extinguishment	—	3,040	—	(49,579)
Loss from equity method investments, net	—	—	342	11,055
Reorganization items, net	—	—	(266,898)	152,359
Other, net	(11,348)	13,049	1,713	21,324
Total other expense	48,425	56,942	(260,684)	255,238
INCOME (LOSS) BEFORE INCOME TAXES	494,701	(112,868)	243,026	(1,617,843)
Income tax (benefit) expense	—	(39)	(7,968)	7,290
NET INCOME (LOSS)	494,701	(112,829)	250,994	(1,625,133)
Dividends on Preferred Stock	(5,444)	(4,573)	—	—
Participating securities - Preferred Stock	(76,401)	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$412,856	$(117,402)	$250,994	$(1,625,133)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$20.45	$(5.71)	$1.56	$(10.14)
Diluted	$20.32	$(5.71)	$1.56	$(10.14)
Weighted average common shares outstanding—Basic	20,185	20,545	160,834	160,231
Weighted average common shares outstanding—Diluted	20,347	20,545	160,834	160,231
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021	Year Ended December 31, 2020
Net income (loss)	$494,701	$(112,829)	$250,994	$(1,625,133)
Foreign currency translation adjustment	—	—	2,570	3,833
Other comprehensive loss	—	—	2,570	3,833
Comprehensive income (loss)	$494,701	$(112,829)	$253,564	$(1,621,300)
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2020 (Predecessor)	159,711	$1,597	—	$—	$—	$4,207,554	$(46,833)	$(2,847,726)	$1,314,592
Net loss	—	—	—	—	—	—	—	(1,625,133)	(1,625,133)
Other comprehensive income	—	—	—	—	—	—	3,833	—	3,833
Stock compensation	—	—	—	—	—	6,444	—	—	6,444
Shares repurchased	(243)	(3)	—	—	—	(233)	—	—	(236)
Issuance of restricted stock	1,294	13	—	—	—	(13)	—	—	—
Balance at December 31, 2020 (Predecessor)	160,762	$1,607	—	$—	$—	$4,213,752	$(43,000)	$(4,472,859)	$(300,500)
Net income	—	$—	—	$—	$—	$—	$—	$250,994	$250,994
Other comprehensive income	—	—	—	—	—	—	2,570	—	2,570
Stock compensation	—	—	—	—	—	6,514	—	—	6,514
Shares repurchased	(96)	(1)	—	—	—	(7)	—	—	(8)
Issuance of restricted stock	228	3	—	—	—	(2)	—	—	1
Accumulated other comprehensive income extinguishment	—	—	—	—	—	—	40,430	—	40,430
Cancellation of Predecessor equity	(160,894)	(1,609)	—	—	—	(4,220,256)	—	4,221,865	—
Issuance of Common Stock	21,525	2	—	—	—	693,773	—	—	693,775
Shares of Common Stock held in reserve	—	—	(1,679)	(54,109)	—	—	—	—	(54,109)
Balance at May 17, 2021 (Predecessor)	21,525	$2	(1,679)	$(54,109)	$—	$693,774	$—	$—	$639,667

Balance at May 18, 2021 (Successor)	21,525	$2	(1,679)	$(54,109)	$—	$693,774	$—	$—	$639,667
Net loss	—	—	—	—	—	—	—	(112,829)	(112,829)
Release of Common Stock held in reserve	—	—	741	23,893	—	—	—	—	23,893
Conversion of Preferred Stock	12	—	—	—	—	171	—	—	171
Dividends on Preferred Stock	—	—	—	—	—	(4,573)	—	—	(4,573)
Stock compensation	—	—	—	—	—	3,149	—	—	3,149
Balance at December 31, 2021 (Successor)	21,537	$2	(938)	$(30,216)	$—	$692,521	$—	$(112,829)	$549,478

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)–CONTINUED
(In thousands)

	Common Stock		Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2022 (Successor)	21,537	$2	(938)	$(30,216)	$—	$692,521	$—	$(112,829)	$549,478
Net income	—	—	—	—	—	—	—	494,701	494,701
Conversion of Preferred Stock	407	—	—	—	—	5,601	—	—	5,601
Stock compensation	—	—	—	—	—	8,670	—	—	8,670
Repurchase of Common Stock under Repurchase Program	(2,896)	—	—	—	(286)	(250,482)	—	—	(250,768)
Issuance of Common Stock held in reserve	—	—	876	28,220	—	—	—	—	28,220
Issuance of restricted stock, net of shares withheld for income taxes	49	—	—	—	—	(1,623)	—	—	(1,623)
Dividends on Preferred Stock	—	—	—	—	—	(5,444)	—	—	(5,444)
Balance at December 31, 2022 (Successor)	19,097	$2	(62)	$(1,996)	$(286)	$449,243	$—	$381,872	$828,835
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021	Year Ended December 31, 2020
Cash flows from operating activities:
Net income (loss)	$494,701	$(112,829)	$250,994	$(1,625,133)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	267,761	160,913	62,764	239,744
Impairment of oil and natural gas properties	—	117,813	—	1,357,099
Impairment of other property and equipment	—	—	14,568	—
Loss from equity investments	—	—	342	11,055
Loss (Gain) on debt extinguishment	—	3,040	—	(49,579)
Net loss (gain) on derivative instruments	999,747	556,819	137,239	(65,291)
Net cash (payments) receipts on settled derivative instruments	(1,053,810)	(322,857)	(3,361)	159,394
Non-cash reorganization items, net	—	—	(446,012)	21,956
Deferred income tax expense	—	—	—	7,290
Other, net	11,251	3,130	1,727	31,984
Changes in operating assets and liabilities, net	19,427	(113,044)	153,894	6,785
Net cash provided by operating activities	$739,077	$292,985	$172,155	$95,304
Cash flows from investing activities:
Additions to oil and natural gas properties	$(460,780)	$(207,113)	$(102,330)	$(367,287)
Proceeds from sale of oil and natural gas properties	3,360	4,339	15	50,971
Other, net	(875)	2,669	4,484	1,729
Net cash used in investing activities	$(458,295)	$(200,105)	$(97,831)	$(314,587)
Cash flows from financing activities:
Principal payments on Pre-Petition Revolving Credit Facility	$—	$—	$(318,961)	$(383,290)
Borrowings on Pre-Petition Revolving Credit Facility	—	—	26,050	713,701
Borrowings on Exit Credit Facility	—	406,277	302,751	—
Principal payments on Exit Credit Facility	—	(709,028)	—	—
Principal payments on DIP credit facility	—	—	(157,500)	(90,000)
Borrowings on DIP Credit facility	—	—	—	90,000
Principal payments on Credit Facility	(2,082,000)	(477,000)	—	—
Borrowings on Credit Facility	2,063,000	641,000	—	—
Debt issuance costs and loan commitment fees	(234)	(8,783)	(7,100)	(2,988)
Dividends on Preferred Stock	(5,444)	(1,503)	—	—
Proceeds from issuance of Preferred Stock	—	—	50,000	—
Repurchase of Common Stock under Repurchase Program	(250,482)	—	—	—
Repurchase of senior notes	—	—	—	(22,827)
Other, net	(1,623)	—	(8)	(1,512)
Net cash (used in) provided by in financing activities	$(276,783)	$(149,037)	$(104,768)	$303,084
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,999	$(56,157)	$(30,444)	$83,801
Cash, cash equivalents and restricted cash at beginning of period	$3,260	$59,417	$89,861	$6,060
Cash, cash equivalents and restricted cash at end of period	$7,259	$3,260	$59,417	$89,861
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
Accounts Receivable
The Company sells oil and natural gas to various purchasers and participates in drilling, completion and operation of oil and natural gas wells with joint interest owners on properties the Company operates. The related receivables are classified as accounts receivable—oil and natural gas sales and accounts receivable—joint interest and other, respectively. Credit is extended based on evaluation of a customer’s payment history and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, amounts which may be obtained by an offset against production proceeds due the customer and the condition of the general economy and the industry as a whole. No material allowance was deemed necessary at December 31, 2022 and December 31, 2021.
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
Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties, are depleted by an equivalent units-of-production method, converting barrels to gas at the ratio of one barrel of oil to six Mcf of gas. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proved oil and gas reserves. Oil and gas properties not subject to amortization consist of the cost of unproved leaseholds and totaled approximately $178.5 million and $211.0 million at December 31, 2022 and December 31, 2021, respectively. These costs are reviewed quarterly by management for impairment. If impairment has occurred, the portion of cost in excess of the current value is transferred to the cost of oil and gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by Gulfport and other operators, the terms of oil and gas leases not held by production, and available funds for exploration and development.
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
Other Property and Equipment
Depreciation of other property and equipment is provided on a straight-line basis over the estimated useful lives of the related assets, which range from 3 to 15 years.
Foreign Currency
The U.S. dollar is the functional currency for Gulfport’s consolidated operations. However, the Company had an equity investment in a Canadian entity whose functional currency is the Canadian dollar. As of the Emergence Date, this investment is no longer accounted for under the equity method of accounting. Under the equity method of accounting, the assets and liabilities of the Canadian investment were translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates. Canadian income and expenses were translated at average rates for the periods presented and equity contributions are translated at the current exchange rate in effect at the date of the contribution. In addition, until the Emergence Date, the Company had an equity investment in a U.S. company that has a subsidiary that is a Canadian entity whose functional currency is the Canadian dollar. Translation adjustments have no effect on net income and are included in accumulated other comprehensive income in stockholders’ equity (deficit).
The following table presents the balances of the Company’s cumulative translation adjustments included in accumulated other comprehensive loss, exclusive of taxes (in thousands):

December 31, 2020	$(41,651)
December 31, 2021	$—
December 31, 2022	$—

Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing income attributable to Common Stock by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if options or other contracts to issue Common Stock were exercised or converted into Common Stock. Potential common shares are not included if their effect would be anti-dilutive. Calculations of basic and diluted net income (loss) per common share are illustrated in Note 12.
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
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2019. As of December 31, 2022, the Company has no unrecognized tax benefits that would have a material impact on the effective rate. The Company recognizes interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. See Note 11 for further discussion of the Company's income taxes.
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

Supplemental cash flow and non-cash information (in thousands)

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021	Year Ended December 31, 2020
Supplemental disclosure of cash flow information:
Cash paid for reorganization items, net	$—	$85,706	$87,199	$24,553
Interest payments	57,685	33,295	7,272	84,823
Income tax receipts	—	(9,381)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - oil, natural gas, and natural gas liquids sales	(45,550)	(52,143)	(60,832)	1,331
(Increase) decrease in accounts receivable - joint interest and other	(1,095)	(5,178)	(3,005)	36,055
Increase (decrease) in accounts payable and accrued liabilities	59,879	(72,912)	79,193	126,434
(Increase) decrease in prepaid expenses	4,863	13,559	135,471	(154,948)
(Increase) decrease in other assets	1,330	3,630	3,067	(2,087)
Total changes in operating assets and liabilities	$19,427	$(113,044)	$153,894	$6,785
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$2,948	$1,101	$930	$2,860
Asset retirement obligation capitalized	2,169	7,964	546	2,358
Asset retirement obligation removed due to divestiture	(7)	—	—	(2,213)
Interest capitalized	—	198	—	907
Pre-petition revolver principal transfer to DIP credit facility	—	—	—	157,500
Fair value of contingent consideration asset on date of divestiture	—	—	—	23,090
Release of Common Stock held in reserve	28,220	23,893	—	—
Foreign currency translation gain on equity method investments	—	—	2,570	3,833
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following at December 31, 2022 and December 31, 2021 (in thousands):

	Successor
	December 31, 2022	December 31, 2021
Accounts payable and other accrued liabilities	$117,529	$98,821
Revenue payable and suspense	222,721	180,857
Accrued contract rejection damages and shares held in reserve	40,996	69,216
Accrued transportation, gathering, processing, and compression	56,138	45,117
Total accounts payable and accrued liabilities	$437,384	$394,011
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
Plan of Reorganization
In accordance with the Plan confirmed by the Bankruptcy Court, the following significant transactions occurred upon the Company's emergence from bankruptcy on May 17, 2021:
•Shares of the Predecessor's common stock outstanding immediately prior to the Emergence Date were cancelled, and on the Emergence Date, the Company issued 19,845,780 shares of Common Stock and 55,000 shares of Preferred Stock, which were the result of the transactions described below. The Company also entered into a registration rights agreement and amended its articles of incorporation and bylaws for the authorization of the Common Stock and Preferred Stock among other corporate governance actions. See Note 6 and 7 for further discussion of the Company's post-emergence equity;
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
•The Company entered into an indenture to issue up to $550 million aggregate principal amount of its 8.000% senior notes due 2026, dated as of May 17, 2021, by and among the Issuer, UMB Bank, National Association, as trustee, and the guarantors party thereto (such indenture, the “1145 Indenture,” and such senior notes issued thereunder, the “1145 Notes”), under section 1145 of the Bankruptcy Code (“Section 1145”). Certain eligible holders have made an election (the “4(a)(2) Election”) entitling such holders to receive senior notes issued pursuant to an indenture, dated as of May 17, 2021, by and among the Issuer, UMB Bank, National Association, as trustee, and the guarantors party thereto (such indenture, the “4(a)(2) Indenture,” and such senior notes issued thereunder, the “4(a)(2) Notes”), under Section 4(a)(2) of the Securities Act of 1933, as amended as opposed to its share of the up to $550 million aggregate principal amount of 1145 Notes. The 4(a)(2) Indenture's terms are substantially similar to the terms of the 1145 Indenture. The 1145 Indenture and the 4(a)(2) Indenture are referred to together as the "Indentures". The 1145 Notes and the 4(a)(2) Notes are collectively referred to as the "2026 Senior Notes";
•The DIP Credit Facility indefeasibly converted into the Exit Facility, and all commitments under the DIP Credit Facility terminated. Each holder of an Allowed DIP Claim received, in full and final satisfaction, settlement, release, and discharge of, and in exchange for, each Allowed DIP Claim its Pro Rata share of participation in the Exit Credit Facility;
•Each holder of an Allowed Notes Claim received its pro rata share of 19,714,204 shares of Common Stock, 54,967 shares of Preferred Stock and New Unsecured Senior Notes;

•1,678,755 shares of Common Stock were issued to the Disputed Claims reserve;
•Each holder of a Class 4A Claim greater than the Convenience Claim Threshold received its pro rata share of 119,679 shares of Common Stock (which were issued to the Unsecured Claims Distribution Trust), $10 million in cash, subject to adjustment by the Unsecured Claims Distribution Trustee, and 100% of the Mammoth Shares;
•Each holder of a Class 4B claim greater than the Convenience Claim Threshold received its pro rata share of 11,897 shares of Common Stock, 33 shares of Preferred Stock, the Rights Offering Subscription Rights and the 2026 Senior Notes;
•Each holder of a Convenience Class Claim will share in a $3 million cash distribution pool, which the Unsecured Claims Distribution Trustee may increase by an additional $2 million by reducing the Gulfport Parent Cash Pool;
•Each intercompany claim was cancelled on the Emergence Date and holders of intercompany interests received no recovery or distribution;
•The Company conducted a Rights Offering and issued 50,000 shares of Preferred Stock at $1,000 per share to holders of claims against the Predecessor Subsidiaries, raising $50 million in proceeds. Additionally, 5,000 shares were issued to the Back Stop Commitment counterparties in lieu of cash consideration as per the Backstop Commitment Agreement; and
•The Company adopted the Gulfport Energy Corporation 2021 Stock Incentive Plan (the "Incentive Plan") effective on the Emergence Date and reserved 2,828,123 shares of Common Stock for issuance to Gulfport's employees and non-employee directors pursuant to equity incentive awards to be granted under the Incentive Plan.
Additionally, pursuant to the Plan confirmed by the Bankruptcy Court, the Company's post-emergence Board of Directors is comprised of five directors, including the Company's former Chief Executive Officer and current Executive Chairman, Timothy Cutt, and four non-employee directors, David Wolf, Guillermo Martinez, Jason Martinez and David Reganato.
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
_____________________
(1)    Restricted cash is not included in the above table.
(2)    Inclusive of $55 million of mezzanine equity.
The following table reconciles the enterprise value to the reorganization value as of the Emergence Date (in thousands):

Enterprise Value	$1,600,000
Plus: Cash and cash equivalents(1)	1,526
Plus: Current and other liabilities	686,489
Plus: Asset retirement obligations	19,084
Less: Common stock held in reserve for settlement of claims post Emergence Date	(54,109)
Reorganization value of Successor assets	$2,252,990
_____________________
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
Asset retirement obligations. In accordance with FASB ASC Topic 410 - Asset Retirement and Environmental Obligations, the asset retirement obligations associated with the Company's oil and gas assets was valued using the income approach. The fair value of the Company’s asset retirement obligations was revalued based upon estimated current reclamation costs for our assets with reclamation obligations, updated estimates of timing of reclamation obligations, an appropriate long-term inflation adjustment, and the Company's revised credit adjusted risk-free rate. The credit adjusted risk-free rate was based on an evaluation of an interest rate that equates to a risk-free interest rate adjusted for the effect of the Company's credit standing.
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
(c)Changes in prepaid expenses and other current assets include the following:

Release of escrow funds as a result of the Plan	$(63,068)
Recognition of counterparty credits due to settlements effectuated at Emergence	4,247
Prepaid compensation earned at Emergence	(2,073)
Net change in prepaid expenses and other current assets	$(60,894)
(d)Changes in other assets were due to capitalization of debt issuance costs related to the Exit Credit Facility.
(e)Changes in accounts payable and accrued liabilities included the following:

Payment of accrued Pre-Petition Revolving Credit Facility and DIP Credit Facility interest	$(1,022)
Payment of professional fees at emergence	(7,964)
Accrued payable for claims to be settled via Unsecured Claims Distribution Trust	1,000
Accrued payable for claims to be settled via Convenience Claims Cash Pool	3,000
Accrued payable for claims to be settled via Parent Cash Pool	10,000
Professional fees payable at Emergence	18,047
Accrued payable for General Unsecured Claims against Gulfport Parent to be settled via 4A Claims distribution from common shares held in reserve	23,894
Accrued payable for General Unsecured Claims against Gulfport Subsidiary to be settled via 4B Claims distribution from common shares held in reserve	30,216
Reinstatement of payables due to Plan effects	45,428
Net change in accounts payable and accrued liabilities	$122,599
(f)Changes to current operating lease liabilities reflect the reinstatement of lease liabilities due to contract assumptions.

(g)Changes in the current maturities of long-term debt include the following:

Current portion of Term Notes issued under the Exit Facility	$60,000
Payment of DIP Facility to effectuate Exit Facility	(157,500)
Transfer of post-petition RBL borrowings to Exit Facility	(122,751)
Net changes to current maturities of long-term debt	$(220,251)
(h)Reflects the reclassification of asset retirement obligations from liabilities subject to compromise.
(i)Changes to non-current operating lease liabilities reflect the reinstatement of lease liabilities due to contract assumptions.
(j)Changes in long-term debt include the following:

Emergence Date draw on Exit Facility	$122,751
Noncurrent portion of First-Out Term Loan issued under the Exit Credit Facility	120,000
Issuance of 2026 Senior Notes	550,000
Net impact to long-term debt, net of current maturities	$792,751
(k)On the Emergence Date, liabilities subject to compromise were settled in accordance with the Plan as follows:

General Unsecured Claims settled via Class 4A, 4B, and 5B distributions	$74,098
Predecessor Senior Notes and associated interest	1,842,035
Pre-Petition Revolving Credit Facility	197,500
Reinstatement of Predecessor Claims as Successor liabilities	45,475
Reinstatement of Predecessor asset retirement obligations	65,341
Total liabilities subject to compromise settled in accordance with the Plan	$2,224,449
The resulting gain on liabilities subject to compromise was determined as follows:

Pre-petition General Unsecured Claims Settled at Emergence	$74,098
Predecessor Senior Notes Claims settled at Emergence	1,842,035
Pre-Petition Revolving Credit Facility	197,500
Rollover of Pre-Petition Revolving Credit Facility into Exit RBL Facility	(197,500)
Accrued payable for claims to be settled via Unsecured Claims Distribution Trust	(1,000)
Accrued payable for claims to be settled via Convenience Claims Cash Pool	(3,000)
Accrued payable for claims to be settled via Parent Cash Pool	(10,000)
Accrued payable for shares to be transferred to trust	(54,109)
Issuance of Common Stock to settle Predecessor liabilities	(639,666)
Issuance of 2026 Senior Notes in settlement of Class 4B and 5B claims	(550,000)
Gain on settlement of liabilities subject to compromise	$658,358
(l)Changes to Preferred Stock reflect the fair value of preferred shares issued in the Rights Offering.
(m)Changes in Predecessor common stock reflect the extinguishment of Predecessor equity as per the Plan.

(n)Changes in Common Stock included the following:

Issuance of Common Stock to settle General Unsecured Claims against Gulfport Parent (par value)	$—
Issuance of Common Stock to settle General Unsecured Claims against Gulfport Subsidiaries (par value)	2
Common stock reserved for settlement of claims post Emergence Date (par value)	—
Net change to Common Stock	$2
(o)Changes to paid in capital included the following:

Issuance of Common Stock to settle General Unsecured Claims against Gulfport Parent	$27,751
Issuance of Common Stock to settle General Unsecured Claims against Gulfport Subsidiaries	666,022
Extinguishment of Predecessor stock-based compensation	4,419
Extinguishment of Predecessor paid in capital	(4,220,256)
Net change to paid in capital	$(3,522,064)
(p)Common Stock held in reserve to settle Allowed General Unsecured Claims include:

Shares held in reserve to settle Allowed Claims against Gulfport Parent	(23,894)
Shares held in reserve to settle Allowed Claims against Gulfport Subsidiary	(30,215)
Total Common Stock held in reserve	(54,109)
(q)Change to retained earnings (accumulated deficit) included the following:

Gain on settlement of liabilities subject to compromise	$658,358
Extinguishment of Predecessor common stock and paid in capital	4,221,864
Recognition of counterparty credits due to settlements effectuated at Emergence	4,247
Deferred compensation earned at Emergence	(2,073)
Extinguishment of Predecessor accumulated other comprehensive income	(40,430)
Write-off of debt issuance costs related to First-Out Term Loan	(3,150)
Severance costs incurred as a result of the Plan	(5,961)
Professional fees earned at Emergence	(18,047)
Rights offering backstop commitment fee	(5,000)
Extinguishment of Predecessor stock-based compensation	(4,418)
Net change to retained earnings (accumulated deficit)	$4,805,390
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
Reorganization Items, net
The Company has incurred significant expenses, gains and losses associated with the reorganization, primarily the gain on settlement of liabilities subject to compromise, provision for allowed claims and legal and professional fees incurred subsequent to the Chapter 11 filings for the restructuring process. The accrual for allowed claims primarily represents damages from contract rejections and settlements attributable to the midstream savings requirement as stipulated in the Plan. While the claims reconciliation process is ongoing, the estimate of liabilities related to the rejection of certain midstream contracts reflects the best estimate of the most probable outcomes of ongoing litigation and settlement negotiations. The amount of these items, which were incurred in reorganization items, net within the accompanying condensed consolidated statements of operations, have significantly affected the Company's statements of operations.
The following table summarizes the components in reorganization items, net included in the Company's consolidated statements of operations (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Legal and professional advisory fees	$—	$—	$81,565
Net gain on liabilities subject to compromise	—	—	(575,182)
Fresh start adjustments, net	—	—	160,756
Elimination of Predecessor accumulated other comprehensive income	—	—	40,430
Debt issuance costs	—	—	3,150
Other items, net	—	—	22,383
Total reorganization items, net	$—	$—	$(266,898)

4.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A and impairment as of December 31, 2022 and 2021 are as follows (in thousands):

	Successor
	December 31, 2022	December 31, 2021
Proved oil and natural gas properties	$2,418,666	$1,917,833
Unproved properties	178,472	211,007
Other depreciable property and equipment	5,977	4,943
Land	386	386
Total property and equipment	2,603,501	2,134,169
Accumulated DD&A and impairment	(545,771)	(278,341)
Property and equipment, net	$2,057,730	$1,855,828
Oil and Natural Gas Properties
Under the full cost method of accounting, capitalized costs of oil and natural gas properties are subject to a quarterly full cost ceiling test, which is discussed in Note 1. At December 31, 2022, the net book value of the Company's oil and gas properties was below the calculated ceiling for the period leading up to December 31, 2022. As a result, the Company did not record an impairment of its oil and natural gas properties for the year ended December 31, 2022. During the Prior Successor Period and the year ended December 31, 2020, the Company incurred $117.8 million and $1.4 billion of impairments, respectively, as a result of its oil and natural gas properties exceeding its calculated ceiling. The lower ceiling values resulted primarily from significant decreases in the 12-month average trailing prices for natural gas, oil and NGL, which significantly reduced proved reserves values and proved reserves. The Company did not record an impairment of its oil and natural gas properties during the Prior Predecessor Period.
General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $20.2 million, $11.9 million, $8.0 million and $25.0 million for the year ended December 31, 2022, Prior Successor Period, Prior Predecessor Period and the year ended December 31, 2020, respectively. The average depletion rate per Mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, was $0.74, $0.69, $0.45 and $0.61 per Mcfe for the year ended December 31, 2022, Prior Successor Period, Prior Predecessor Period and the year ended December 31, 2020, respectively.
The following is a summary of Gulfport’s oil and natural gas properties not subject to amortization as of December 31, 2022 (in thousands):

	Costs Incurred in
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Fresh Start Adjustments (May 17, 2021)(1)	Total
Acquisition costs	$17,288	$8,687	$152,456	$178,431
Exploration costs	—	—	—	—
Development costs	16	25	—	41
Capitalized interest	—	—	—	—
Total oil and natural gas properties not subject to amortization	$17,304	$8,712	$152,456	$178,472
_____________________
(1)    Reflects carrying values of our unproved properties as a result of the application of fresh start accounting upon emergence from bankruptcy (see Note 3 for additional information) that remain in unproved properties as of December 31, 2022.

The following table summarizes the Company’s non-producing properties excluded from amortization by area as of December 31, 2022 and December 31, 2021 (in thousands):

	Successor
	December 31, 2022	December 31, 2021
Utica	$147,370	$175,028
SCOOP	31,102	35,975
Other	—	4
	$178,472	$211,007
The Company evaluates the costs excluded from its amortization calculation at least annually. Subject to industry conditions and the level of the Company’s activities, the inclusion of most of the above referenced costs into the Company’s amortization calculation typically occurs within three to five years. However, the majority of the Company's non-producing leases in the Utica have five-year extension terms, which could extend this time frame beyond five years.
Asset Retirement Obligation
A reconciliation of the Company's asset retirement obligation for the year ended December 31, 2022, Prior Successor Period and Prior Predecessor Period is as follows (in thousands):

Asset retirement obligation at January 1, 2021 (Predecessor)	$63,566
Liabilities incurred	546
Accretion expense	1,229
Ending balance as of May 17, 2021 (Predecessor)	$65,341
Fresh start adjustments(1)	(46,257)

Asset retirement obligation at May 18, 2021 (Successor)	$19,084
Liabilities incurred	204
Accretion expense	1,214
Revisions in estimated cash flows(2)	7,762
Asset retirement obligation at December 31, 2021 (Successor)	$28,264
Liabilities incurred	96
Liabilities removed due to divestitures	(7)
Accretion expense	2,746
Revisions in estimated cash flows(2)	2,072
Asset retirement obligation at December 31, 2022 (Successor)	$33,171
_____________________
(1)    As discussed in Note 3, the Company recorded its asset retirement obligation at fair value as of the Emergence Date.
(2)    Revisions represent changes in the present value of liabilities resulting from changes in estimated costs.

5.LONG-TERM DEBT
Long-term debt consisted of the following items as of December 31, 2022 and 2021 (in thousands):

	Successor
	December 31, 2022	December 31, 2021
Credit Facility	$145,000	$164,000
8.000% senior unsecured notes due 2026	550,000	550,000
Net unamortized debt issuance costs	(845)	(1,054)
Total Debt, net	694,155	712,946
Less: current maturities of long term debt	—	—
Total Debt reflected as long term	$694,155	$712,946
Credit Facility
On October 14, 2021, the Company entered into the Existing Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent, and various lender parties. The Existing Credit Facility provided for an aggregate maximum principal amount of up to $1.5 billion, an initial borrowing base of $850 million and an initial aggregate elected commitment amount of $700 million. The Existing Credit Facility also provides for a $175.0 million sublimit of the aggregate commitments that is available for the issuance of letters of credit. The Credit Facility matures October 14, 2025.
The borrowing base will be redetermined semiannually on or around May 1 and November 1 of each year.
On May 2, 2022, the Company completed its semi-annual borrowing base redetermination and entered into the Amendment to Borrowing Base Redetermination Agreement and First Amendment to our Credit Agreement ("Amendment"), which amended the Existing Credit Facility (as amended, the "Credit Facility"). The Amendment, among other things, (a) increased the borrowing base under the Credit Facility from $850 million to $1.0 billion with the elected commitments remaining at $700 million, (b) amended certain covenants related to hedging to ease certain requirements and limitations, (c) amended the covenants governing restricted payments to (i) increased the Net Leverage Ratio allowing unlimited restricted payments from 1.00 to 1.00 to 1.25 to 1.00 and (ii) permitted additional restricted payments to redeem preferred equity until December 31, 2022, provided certain leverage, no event of default or borrowing base deficiency and availability tests were met, and (d) provided for the transition from a LIBOR to a SOFR benchmark, with a 10 basis point credit spread adjustment for all tenors.
On October 31, 2022, the Company completed its semi-annual borrowing base redetermination during which the borrowing base under the Credit Facility was reconfirmed at $1.0 billion with the elected commitments remaining at $700 million.
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
The Credit Facility requires the Company to maintain as of the last day of each fiscal quarter (i) a net funded leverage ratio of less than or equal to 3.25 to 1.00, and (ii) a current ratio of greater than or equal to 1.00 to 1.00.
The obligations under the Credit Facility, certain swap obligations and certain cash management obligations, are guaranteed by the Company and the wholly-owned domestic material subsidiaries of the Borrower (collectively, the “Guarantors” and, together with the Borrower, the “Loan Parties”) and secured by substantially all of the Loan Parties’ assets (subject to customary exceptions).
The Credit Facility also contains customary affirmative and negative covenants, including, among other things, as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual financial statements and borrowing base certificates, conduct of business, maintenance of property, maintenance of insurance, entry into certain derivatives contracts, restrictions on the incurrence of liens, indebtedness, asset dispositions, restricted payments, and other customary covenants. These covenants are subject to a number of limitations and exceptions.

As of December 31, 2022, the Company had $145.0 million outstanding borrowings under the Credit Facility, $113.4 million in letters of credit outstanding and was in compliance with all covenants under the credit agreement.
As of December 31, 2022, the Credit Facility bore interest at a weighted average rate of 7.39%.
2026 Senior Notes
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
The Exit Facility provided for a $150.0 million sublimit of the aggregate commitments that is available for the issuance of letters of credit. The Exit Facility also included a $40 million availability blocker that was to remain in place until Successful Midstream Resolution (as defined in the Exit Credit Agreement). The Credit Facility amended and refinanced the Exit Credit Facility.
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
Debtor-in-Possession Credit Agreement
Pursuant to the RSA, the Consenting RBL Lenders agreed to provide the Company with a senior secured superpriority debtor-in-possession revolving credit facility in an aggregate principal amount of $262.5 million consisting of (a) $105 million of new money and (b) $157.5 million to roll up a portion of the existing outstanding obligations under the Pre-Petition Revolving Credit Facility. The terms and conditions of the DIP Credit Facility are set forth in that certain form of credit agreement governing the DIP Credit Facility. The proceeds of the DIP Credit Facility were used for, among other things, post-

petition working capital, permitted capital investments, general corporate purposes, letters of credit, administrative costs, premiums, expenses and fees for the transactions contemplated by the Chapter 11 Cases and payment of court approved adequate protection obligations. On the Emergence Date, the DIP Facility was terminated and the lenders indefeasibly converted into the Exit Facility. Each holder of an allowed DIP Claim received, in full and final satisfaction, settlement, release, and discharge of, and in exchange for, each Allowed DIP Claim its Pro Rata share of participation in the Exit Credit Facility.
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
Predecessor Senior Notes
On the Emergence Date, all outstanding obligations under the Predecessor Senior Notes were cancelled in accordance with the Plan and each holder of an allowed unsecured notes claim received their pro-rata share of 19.7 million shares of Common Stock and $550 million of the 2026 Senior Notes.
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
Interest Expense
The following schedule shows the components of interest expense for the year ended December 31, 2022, Prior Successor Period, Prior Predecessor Period and the year ended December 31, 2020 (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021	Year Ended December 31, 2020
Cash paid for interest	$57,685	$33,295	$7,272	$84,823
Change in accrued interest	(826)	6,061	(1,503)	30,600
Capitalized interest	—	(198)	—	(907)
Amortization of loan costs	2,914	1,663	—	5,563
Other	—	32	(1,610)	—
Total interest expense	$59,773	$40,853	$4,159	$120,079

The Company did not capitalize interest expense for the year ended December 31, 2022 or Prior Predecessor Period. The Company capitalized approximately $0.2 million and $0.9 million in interest expense to undeveloped oil and natural gas properties during the Prior Successor Period and the year ended December 31, 2020, respectively.
Fair Value of Debt
At December 31, 2022, the carrying value of the outstanding debt represented by the 2026 Senior Notes was approximately $549.2 million. Based on the quoted market prices (Level 1), the fair value of the 2026 Senior Notes was determined to be approximately $542.7 million at December 31, 2022.
6.MEZZANINE EQUITY
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
Mezzanine Equity
Preferred Stock
On the Emergence Date, the Successor issued 55,000 shares of Preferred Stock.
Holders of Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of 10% per annum of the Liquidation Preference (with respect to cash dividends and 15% per annum of the Liquidation Preference with respect to dividends paid in kind as additional shares of Preferred Stock (“PIK Dividends”). Gulfport currently has the option to pay either cash or PIK dividends on a quarterly basis.
Each holder of shares of Preferred Stock has the right (the “Conversion Right”), at its option and at any time, to convert all or a portion of the shares of Preferred Stock that it holds into a number of shares of Common Stock equal to the quotient obtained by dividing (x) the product obtained by multiplying (i) the Liquidation Preference times (ii) an amount equal to one (1) plus the Per Share Makewhole Amount (as defined in the Preferred Terms) on the date of conversion, by (y) $14.00 per share (as may be adjusted under the Preferred Terms) (the “Conversion Price”). The shares of Preferred Stock outstanding at December 31, 2022 would convert to 3.7 million shares of Common Stock if all holders of Preferred Stock exercised their Conversion Right.
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

Dividends and Conversions
During the year ended December 31, 2022, the Company paid $5.4 million of cash dividends to holders of our Preferred Stock. During the Prior Successor Period, the Company paid dividends on our Preferred Stock, which included 3,071 shares of Preferred Stock paid in kind, approximately $55 thousand of cash-in-lieu of fractional shares, and $1.5 million of cash dividends to holders of our Preferred Stock.
The following table summarizes activity of the Company’s Preferred Stock for the year ended December 31, 2022 and Prior Successor Period:

Preferred Stock at May 18, 2021 (Successor)	55,000
Issuance of Preferred Stock	3,071
Conversion of Preferred Stock	(175)
Preferred Stock at December 31, 2021 (Successor)	57,896
Conversion of Preferred Stock	(5,601)
Preferred Stock at December 31, 2022 (Successor)	52,295
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
In January 2022 approximately 876,000 shares in the Disputed Claims reserve at December 31, 2021 were issued to certain claimants. As of December 31, 2022, approximately 62,000 shares continue to be held in the Disputed Claims reserve and may be issued upon finalization of remaining claims.

Stock Repurchase Program
In November 2021 the Company's Board of Directors approved a stock repurchase program to acquire up to $100 million of its Common Stock and increased the authorization from $100 million to $200 million in April 2022 and from $200 million to $300 million in July 2022 ("Repurchase Program"). Purchases under the Repurchase Program may be made from time to time in open market or privately negotiated transactions, and will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares of Common Stock. The Company intends to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund its capital development program. The Repurchase Program is authorized to extend through June 30, 2023, and may be suspended from time to time, modified, extended or discontinued by the Board of Directors at any time. The following table summarizes activity under the Repurchase Program for the year ended December 31, 2022 (number of shares and dollar value of shares purchased shown in thousands):

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid Per Share
First quarter 2022	438	$35,512	$81.06
Second quarter 2022	1,416	127,510	90.06
Third quarter 2022	753	64,549	85.72
Fourth quarter 2022	293	23,197	79.19
Total	2,900	$250,768	$86.47
8.STOCK-BASED COMPENSATION
As discussed in Note 2, on the Emergence Date, the Company's Predecessor common stock was cancelled and the Company's Successor Common Stock was issued. Accordingly, the Company's then existing stock-based compensation awards were also cancelled, which resulted in the recognition of previously unamortized expense of $4.4 million related to the cancelled awards on the date of cancellation. The expense was included in reorganization items, net on the accompanying consolidated statements of operations. As a result, stock-based compensation for the Predecessor and Successor periods are not comparable.
Successor Stock-Based Compensation
As of the Emergence Date, the Board of Directors adopted the Incentive Plan with a share reserve equal to 2.8 million shares of Common Stock. The Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and performance awards or any combination of the foregoing. The Company has granted both restricted stock units and performance vesting restricted stock units to employees and directors pursuant to the Incentive Plan, as discussed below. During the year ended December 31, 2022 and Prior Successor Period, the Company's stock-based compensation expense was $8.7 million and $3.1 million, respectively, of which the Company capitalized $2.9 million and $1.1 million, respectively, relating to its exploration and development efforts. Stock compensation expense, net of the amounts capitalized, is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2022, the Company has awarded an aggregate of approximately 265 thousand restricted stock units and approximately 191 thousand performance vesting restricted stock units, net of forfeited awards, under the Incentive Plan.

The following table summarizes restricted stock unit activity for the Prior Successor Period and year ended December 31, 2022:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of May 18, 2021	—	$—	—	$—
Granted	200,484	66.05	153,138	48.54
Vested	—	—	—	—
Forfeited/canceled	(2,071)	66.89	—	—
Unvested shares as of December 31, 2021	198,413	$66.04	153,138	$48.54
Granted	78,192	$96.90	37,666	$66.82
Vested	(67,564)	65.91	—	—
Forfeited/canceled	(11,269)	80.11	—	—
Unvested shares as of December 31, 2022	197,772	$77.49	190,804	$52.15
Successor Restricted Stock Units
Restricted stock units awarded under the Incentive Plan generally vest over a period of 3 to 4 years in the case of employees and 4 years in the case of directors upon the recipient meeting applicable service requirements. Stock-based compensation expense is recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's Common Stock on the date of the grant. Unrecognized compensation expense as of December 31, 2022, was $12.3 million. The expense is expected to be recognized over a weighted average period of 2.13 years.
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
The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of awards granted during the year ended December 31, 2022:

Grant date	April 29, 2022
Forecast period (years)	3
Risk-free interest rates	2.9%
Implied equity volatility	88.4%
Stock price on the date of grant	$93.98
For grants awarded in the Prior Successor Period, expected volatilities utilized in the Monte Carlo models were estimated using a historical period consistent with the remaining performance period of approximately 3 years. The risk-free interest rates were based on the U.S. Treasury rate for a term commensurate with the expected life of the grant. The Company assumed a range of risk-free interest rates between 0.35% and 0.67% and a range of expected volatilities between 87.0% and 87.1% to estimate the fair value.
Unrecognized compensation expense as of December 31, 2022, related to performance vesting restricted shares was $5.6 million. The expense is expected to be recognized over a weighted average period of 1.71 years.

Predecessor Stock-Based Compensation
The Predecessor granted restricted stock units to employees and directors pursuant to the 2019 Amended and Restated Incentive Stock Plan (the "2019 Plan"). During the Prior Predecessor Period and the year ended December 31, 2020, the Company’s stock-based compensation cost was $4.4 million and $16.3 million, respectively, of which the Company capitalized $0.9 million and $2.9 million, respectively, relating to its exploration and development efforts. Stock compensation costs, net of the amounts capitalized, are included in general and administrative expenses in the accompanying consolidated statements of operations.
The following table summarizes restricted stock unit activity for the Prior Predecessor Period and the year ended December 31, 2020:

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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $278.4 million and $232.9 million as of December 31, 2022 and December 31, 2021, respectively, and are reported in accounts receivable - oil and natural gas, and natural gas liquids sales in the accompanying consolidated balance sheets. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain sales may be received 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The differences between the estimates and the actual amounts for product sales is recorded in the month that payment is received from the purchaser. For each of the periods presented, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
10.LEASES
Nature of Leases
The Company has operating leases on certain equipment with remaining lease durations in excess of one year. The Company recognizes right-of-use asset and lease liability on the balance sheet for all leases with lease terms of greater than one year. Short-term leases that have an initial term of one year or less are not capitalized.
The Company has entered into contracts for drilling rigs with varying terms with third parties to ensure operational continuity, cost control and rig availability in its operations. The Company has concluded its drilling rig contracts are operating leases as the assets are identifiable and the Company has the right to control the identified assets. The Company's drilling rig commitments are typically structured with an initial term of less than one year, although at December 31, 2022, the Company had one active long-term drilling rig contract. These agreements typically include renewal options at the end of the initial term. Due to the nature of the Company's drilling schedules and potential volatility in commodity prices, the Company is unable to determine at contract commencement with reasonable certainty if the renewal options will be exercised; therefore, renewal options are not considered in the lease term for drilling contracts. The operating lease liabilities associated with these rig commitments, when applicable, are based on the minimum contractual obligations, primarily standby rates, and do not include variable amounts based on actual activity in a given period. Pursuant to the full cost method of accounting, these costs are capitalized as part of oil and natural gas properties on the accompanying consolidated balance sheets. A portion of drilling costs are borne by other interest owners in our wells.
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
Future amounts due under operating lease liabilities as of December 31, 2022, were as follows (in thousands):

2023	$13,752
2024	13,439
2025	836
2026	561
2027	10
Total lease payments	$28,598
Less: imputed interest	(1,885)
Total	$26,713
Lease costs incurred for the year ended December 31, 2022, Prior Successor Period and Prior Predecessor Period consisted of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Operating lease cost	$535	$48	$41
Variable lease cost	—	3	—
Short-term lease cost	31,987	11,507	4,496
Total lease cost(1)	$32,522	$11,558	$4,537
_____________________
(1)    The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in either lease operating expenses or general and administrative expenses in the accompanying consolidated statements of operations.
Supplemental cash flow information for the year ended December 31, 2022, Prior Successor Period and Prior Predecessor Period related to leases was as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$601	$78	$48

The weighted-average remaining lease term as of December 31, 2022, was 2.16 years. The weighted-average discount rate used to determine the operating lease liability as of December 31, 2022, was 6.71%.
11.INCOME TAXES
Details of income tax provisions and deferred income taxes from continuing operations are provided in the following tables.
The components of income tax benefits and expense were as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021	Year Ended December 31, 2020
Current:
State	$—	$(39)	$(7,968)	$—
Federal	—	—	—	(273)
Deferred:
State	—	—	—	7,563
Federal	—	—	—	—
Total income tax (benefit) expense provision	$—	$(39)	$(7,968)	$7,290
A reconciliation of the statutory federal income tax amount to the recorded expense follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021	Year Ended December 31, 2020
Income (loss) before federal income taxes	$494,701	$(112,868)	$243,026	$(1,617,843)
Expected income tax at statutory rate	103,887	(23,702)	51,036	(339,747)
State income taxes	2,227	(3,177)	(12,484)	(14,696)
Bankruptcy adjustments	—	44,748	(111,285)	—
Remeasurement of state deferred tax asset	13,869	(7,966)	—	—
Return to provision	(17,075)	—	—	—
Other differences	1,117	2,841	445	10,800
Change in valuation allowance due to current year activity	(104,025)	(12,783)	64,320	350,933
Income tax (benefit) expense recorded	$—	$(39)	$(7,968)	$7,290
For the year ended December 31, 2022, the Company's effective tax rate was 0%. For the Prior Predecessor Period, the Company had an effective tax rate of (3.3)% and an income tax benefit of $8.0 million. For the Prior Successor Period, the Company had an effective tax rate of 0.03% and tax benefit of $39 thousand. The higher effective income tax rate for the year ended December 31, 2022, is due the Company recording a benefit in 2021 related to an Oklahoma refund claim associated with an examination of historical returns. The effective tax rate differs from the statutory tax rate due the Company's valuation allowance position.

The tax effects of temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities at December 31, 2022, and 2021 are estimated as follows (in thousands):

	Successor
	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforward and tax credits	$346,455	$298,127
Oil and gas property basis difference	269,206	432,959
Investment in pass through entities	66,502	58,751
Stock-based compensation expense	1,484	—
Change in fair value of derivative instruments	73,198	86,296
Other assets	52,107	31,298
Total deferred tax assets	808,952	907,431
Valuation allowance for deferred tax assets	(803,332)	(907,358)
Deferred tax assets, net of valuation allowance	5,620	73
Deferred tax liabilities:
Right of use asset	5,615	—
Other	5	73
Total deferred tax liabilities	5,620	73
Net deferred tax asset	$—	$—
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $803.3 million has been recorded. The amount of the Deferred Tax Asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
As discussed in Note 2, elements of the Plan provided that the Company’s indebtedness related to Predecessor Senior Notes and certain general unsecured claims were exchanged for Common Stock in settlement of those claims. Absent an exception, a debtor recognizes CODI upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The IRC provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income, but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. As a result of the market value of equity upon emergence from Chapter 11 bankruptcy proceedings, the estimated amount of CODI and historical interest expense haircut is approximately $655 million, which will reduce the value of the Company’s net operating losses. The actual reduction in tax attributes does not occur until the first day of the Company’s tax year subsequent to the date of emergence, or January 1, 2022. The reduction of net operating losses is expected to be fully offset by a corresponding decrease in valuation allowance. As of December 31, 2021, the Company had an estimated federal net operating loss carryforward of approximately $1.4 billion after giving effect to the estimated reduction in tax attributes as discussed above.
Emergence from Chapter 11 bankruptcy proceedings resulted in a change in ownership for purposes of IRC Section 382. The Company is applying rules under IRC Section 382(l)(5) that allows the Company to mitigate the limitations imposed under the regulations with respect to the Company’s remaining tax attributes. The Company’s deferred tax assets and liabilities, prior to the valuation allowance, have been computed on such basis. Additionally, under IRC Section 382(l)(5), an ownership change subsequent to the Company’s emergence could severely limit or effectively eliminate its ability to realize the value of its tax attributes.
The Company has an available federal tax net operating loss carryforward estimated at approximately $1.6 billion as of December 31, 2022. These federal net operating loss carryforwards of approximately $349 million generated in tax years prior to 2018 will begin to expire in 2036. As a result of the Tax Cuts and Jobs Act, the 2018 through 2022 federal NOL carryforwards of $1.3 billion have no expiration. The Company also has state net operating loss carryovers of approximately $317 million that began to expire in 2022.
As of December 31, 2022, we had no liability for uncertain tax positions.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on the Company's current analysis of the provisions, the Company does not believe this legislation will have a material impact on its consolidated financial statements.
12.EARNINGS (LOSS) PER SHARE
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
There were 0.2 million shares of restricted stock that were considered dilutive for the year ended December 31, 2022. There were no shares of restricted stock that were considered dilutive for the Prior Successor Period, Prior Predecessor Period or the year ended December 31, 2020. There were 3.7 million and 4.1 million shares of potential common shares issuable due to the Company's Preferred Stock for the year ended December 31, 2022 and Prior Successor Period, respectively. There were 0.1 million shares of restricted stock that were considered anti-dilutive during the Prior Successor Period.
Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the tables below (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021	Year Ended December 31, 2020
Net income (loss)	$494,701	$(112,829)	$250,994	$(1,625,133)
Dividends on Preferred Stock	(5,444)	(4,573)	—	—
Participating securities - Preferred Stock(1)	(76,401)	—	—	—
Net income (loss) attributable to common stockholders	$412,856	$(117,402)	$250,994	$(1,625,133)
Re-allocation of participating securities	512	—	—	—
Diluted net income (loss) attributable to common stockholders	$413,368	$(117,402)	$250,994	$(1,625,133)
Basic Shares	20,185	20,545	160,834	160,231
Dilutive Shares	20,347	20,545	160,834	160,231
Basic EPS	$20.45	$(5.71)	$1.56	$(10.14)
Dilutive EPS	$20.32	$(5.71)	$1.56	$(10.14)
_____________________
(1)    Preferred Stock represents participating securities because they participate in any dividends on shares of Common Stock on a pari passu, pro rata basis. However, Preferred Stock does not participate in undistributed net losses.
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
The volume of production subject to commodity derivative instruments and the mix of the instruments are frequently evaluated and adjusted by management in response to changing market conditions. Gulfport may enter into commodity derivative contracts up to limitations set forth in its Credit Facility. The Company generally enters into commodity derivative contracts for approximately 50% to 75% of its forecasted current year annual production by the end of the first quarter of each fiscal year. The Company typically enters into commodity derivative contracts for the next 12 to 24 months. Gulfport does not enter into commodity derivative contracts for speculative purposes.
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
Fixed price swaps require that the Company receive a fixed price and pay a floating market price to the counterparty for the hedged community. They are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume.
The Company has entered into natural gas, crude oil and NGL fixed price swap contracts based off the NYMEX Henry Hub, NYMEX WTI and Mont Belvieu C3 indices. Below is a summary of the Company's open fixed price swap positions as of December 31, 2022.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
2023	NYMEX Henry Hub	229,973	$4.28
2024	NYMEX Henry Hub	174,973	$4.41

Oil		(Bbl/d)	($/Bbl)
2023	NYMEX WTI	3,000	$74.47

NGL		(Bbl/d)	($/Bbl)
2023	Mont Belvieu C3	3,000	$38.07

Each two-way price costless collar has a set floor and ceiling price for the hedged production. They are settled monthly based on differences between the floor and ceiling prices specified in the contract and the referenced settlement price. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the collar contracts, the Company will cash-settle the difference with the hedge counterparty. When the referenced settlement price is less than the floor price in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the hedged contract volume. Similarly, when the referenced settlement price exceeds the ceiling price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the hedged contract volume. No payment is due from either party if the referenced settlement price is within the range set by the floor and ceiling prices.
The Company has entered into natural gas costless collar contracts based off the NYMEX Henry Hub natural gas index. Below is a summary of the Company's costless collar positions as of December 31, 2022.

	Index	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)	($/MMBtu)
2023	NYMEX Henry Hub	285,000	$2.93	$4.78
2024	NYMEX Henry Hub	90,000	$3.67	$6.87
From time to time the Company has sold natural gas call options in exchange for a premium, and used the associated premiums received to enhance the fixed price for a portion of the fixed price natural gas swaps. Each sold call option has an established ceiling price. If at the time of settlement the referenced settlement price exceeds the ceiling price, the Company pays its counterparty an amount equal to the difference between the referenced settlement price and the price ceiling multiplied by the hedged contract volumes. No payment is due from either party if the referenced settlement price is below the price ceiling. Below is a summary of the Company's open sold call options as of December 31, 2022.

	Index	Daily Volume	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)
2023	NYMEX Henry Hub	407,925	$2.90
2024	NYMEX Henry Hub	202,000	$3.33
2025	NYMEX Henry Hub	33,315	$4.65
In addition, the Company entered into natural gas basis swap positions. These instruments are arrangements that guarantee a fixed price differential to NYMEX Henry Hub from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged commodity. As of December 31, 2022, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas			(MMBtu/d)	($/MMBtu)
2023	Rex Zone 3	NYMEX Plus Fixed Spread	60,000	$(0.22)
2023	NGPL TXOK	NYMEX Plus Fixed Spread	20,000	$(0.40)
2023	TETCO M2	NYMEX Plus Fixed Spread	40,082	$(1.01)
2024	TETCO M2	NYMEX Plus Fixed Spread	9,973	$(1.03)

Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities, and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company's derivative instruments on a gross basis at December 31, 2022 and 2021 (in thousands):

	Successor
	December 31, 2022	December 31, 2021
Short-term derivative asset	$87,508	$4,695
Long-term derivative asset	26,525	18,664
Short-term derivative liability	(343,522)	(240,735)
Long-term derivative liability	(118,404)	(184,580)
Total commodity derivative position	$(347,893)	$(401,956)
Gains and Losses
The following table presents the gain and loss recognized in net gain (loss) on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the year ended December 31, 2022, Prior Successor Period, Prior Predecessor Period and year ended December 31, 2020 (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021	Year Ended December 31, 2020
Natural gas derivatives - fair value gains (losses)	$32,797	$(223,512)	$(123,080)	$(89,310)
Natural gas derivatives - settlement (losses) gains	(1,002,098)	(300,172)	(3,362)	113,075
Total (losses) gains on natural gas derivatives	(969,301)	(523,684)	(126,442)	23,765

Oil and condensate derivatives - fair value gains (losses)	6,618	(5,128)	(6,126)	(2,952)
Oil and condensate derivatives - settlement (losses) gains	(39,163)	(9,720)	—	46,462
Total (losses) gains on oil and condensate derivatives	(32,545)	(14,848)	(6,126)	43,510

NGL derivatives - fair value gains (losses)	14,648	(5,322)	(4,671)	(461)
NGL derivatives - settlement losses	(12,549)	(12,965)	—	(142)
Total gains (losses) on NGL derivatives	2,099	(18,287)	(4,671)	(603)

Contingent consideration arrangement - fair value losses	—	—	—	(1,381)
Total (losses) gains on natural gas, oil and NGL derivatives	$(999,747)	$(556,819)	$(137,239)	$65,291

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

	Successor
	As of December 31, 2022
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$114,033	$(80,345)	$33,688
Derivative liabilities	$(461,926)	$80,345	$(381,581)

	Successor
	As of December 31, 2021
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$23,359	$(20,265)	$3,094
Derivative liabilities	$(425,315)	$20,265	$(405,050)
Concentration of Credit Risk
By using derivative instruments that are not traded on an exchange, the Company is exposed to the credit risk of its counterparties. Credit risk is the risk of loss from counterparties not performing under the terms of the derivative instrument. When the fair value of a derivative instrument is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, it is the Company's policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The Company's derivative contracts are spread between multiple counterparties to lessen its exposure to any individual counterparty. Additionally, the Company uses master netting agreements to minimize credit risk exposure. The creditworthiness of the Company's counterparties is subject to periodic review. None of the Company's derivative instrument contracts contain credit-risk related contingent features. Other than as provided by the Company's revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under its derivative instruments, nor are the counterparties required to provide credit support to the Company.
14.RESTRUCTURING AND LIABILITY MANAGEMENT EXPENSES
In the third quarter of 2020, the Company announced and completed workforce reductions representing approximately 10% of its headcount. Restructuring charges related to the reduction in workforce primarily consisted of one-time employee-related termination benefits. Additionally, the Company incurred charges related to financial and legal advisors engaged to assist with the evaluation of a range of liability management alternatives during 2020 prior to the filing of the Chapter 11 Cases.
In the third quarter of 2021, the Company announced and completed a workforce reduction representing approximately 3% of its headcount. Charges related to the reduction in workforce primarily consisted of one-time employee-related termination benefits.

The following table summarizes the expenses related to the Company's reductions in workforce as well as expenses incurred related to liability management efforts in the accompanying consolidated statements of operations for the year ended December 31, 2022, Prior Successor Period, Prior Predecessor Period and the year ended December 31, 2020 (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021	Year Ended December 31, 2020
Reduction in workforce	$—	$2,858	$—	$1,460
Liability management	—	—	—	29,387
Total restructuring and liability management expenses	$—	$2,858	$—	$30,847
15.INVESTMENTS
The Company had no investments accounted for by the equity method as of December 31, 2022 and 2021. The following table summarizes the Company's equity investments for the Predecessor Period and the year ended December 31, 2020 (in thousands):

	Carrying Value	Loss from Equity Method Investments
	Predecessor	Predecessor
	December 31, 2020	Period from January 1, 2021 through May 17, 2021	Year Ended December 31, 2020
Investment in Grizzly Oil Sands ULC	$24,816	$342	$377
Investment in Mammoth Energy Services, Inc.	—	—	10,646
Other equity investments	—	—	32
Total equity investments	$24,816	$342	$11,055
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings, owns an approximate 24.5% interest in Grizzly, a Canadian unlimited liability company. As of December 31, 2022, Grizzly had approximately 830,000 acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. The Company has not paid any cash calls since its decision to cease funding further capital calls in 2019. Grizzly’s functional currency is the Canadian dollar.
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
Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of December 31, 2022 and 2021:

	Successor
	December 31, 2022
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$114,033	$—
Contingent consideration arrangement	$—	$—	$4,900
Total assets	$—	$114,033	$4,900
Liabilities:
Derivative Instruments	$—	$461,926	$—

	Successor
	December 31, 2021
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative Instruments	$—	$23,359	$—
Contingent consideration arrangement	$—	$—	$5,800
Total assets	$—	$23,359	$5,800
Liabilities:
Derivative Instruments	$—	$425,315	$—
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
In January 2020, the Company closed on the sale of its SCOOP water infrastructure assets to a third-party water service provider. The sale included a contingent consideration arrangement, where the company has an opportunity to earn additional incentive payments over the next 13 years, subject to the Company's ability to meet certain thresholds which will be driven by, among other things, the Company's future development program and water production levels. As of December 31, 2022, the fair value of the contingent consideration was $4.9 million, of which $0.6 million is included in prepaid expenses and other assets and $4.3 million is included in other assets in the accompanying consolidated balance sheets. The fair value of the contingent consideration arrangement is calculated using discounted cash flow techniques and is based on internal estimates of the Company's future development program and water production levels. Given the unobservable nature of the inputs, the fair value measurement of the contingent consideration arrangement is deemed to use Level 3 inputs. The Company has elected the fair value option for this contingent consideration arrangement and, therefore, records changes in fair value in earnings. The Company recognized a loss of $0.4 million, gain of $0.4 million and a nominal gain for the year ended December 31, 2022, Prior Successor Period and Prior Predecessor Period, respectively, with respect to this contingent consideration arrangement. These fair value changes are included in other expense (income) in the accompanying consolidated statements of operations.
Non-financial assets and liabilities
The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 4 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred were $0.1 million, $0.2 million and $0.5 million for the year ended December 31, 2022, Prior Successor Period and Prior Predecessor Period, respectively.
Fair value of other financial instruments
The carrying amounts on the accompanying consolidated balance sheet for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities are carried at cost, which approximates market value due to their short-term nature. Long-term debt related to the Company's Credit Facility is carried at cost, which approximates market value based on the borrowing rates currently available to the Company with similar terms and maturities.
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
As discussed in Note 2, the Company's previously owned shares of the outstanding common stock of Mammoth Energy were used to settle Class 4A claims in 2021. As of December 31, 2022 and 2021, the Company held no shares of Mammoth Energy's outstanding common stock. As of December 31, 2020, the Company owned approximately 21.5% of Mammoth Energy's outstanding common stock. There were no material amounts of services provided by Mammoth Energy that were included in lease operating expenses in the consolidated statements of operations for the years ended December 31, 2022 and 2021 and $0.6 million for the year ended December 31, 2020.
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
A summary of these commitments at December 31, 2022, are set forth in the table below, excluding contracts in the process of being rejected as discussed in the Litigation and Regulatory Proceedings section in Note 19 (in thousands):

2023	$231,123
2024	220,790
2025	139,788
2026	136,317
2027	138,485
Thereafter	751,882
Total	$1,618,385
Other Operational Commitments
The Company has entered into various contractual commitments to purchase inventory and other material to be used in future activities during the year ended December 31, 2022. The Company's commitment to purchase these materials spans 2023 and 2024, with approximately $52.7 million in commitments in 2023 and $31.2 million for 2024.
Future Sales Commitments
The Company has entered into various firm sales contracts with third parties to deliver and sell natural gas. The Company expects to fulfill its delivery commitments primarily with production from proved developed reserves. The Company's proved reserves have generally been sufficient to satisfy its delivery commitments during the three most recent years, and it expects such reserves will continue to be the primary means of fulfilling its future commitments. However, where the Company's proved reserves are not sufficient to satisfy its delivery commitments, it can and may use spot market purchases of third-party production to satisfy these commitments. The Company's commitments as of December 31, 2022, were 20,000 MMBtu per day and extend through March 2024.
Contributions to 401(k) Plan
Gulfport sponsors a 401(k) plan under which eligible employees may contribute a portion of their total compensation up to the maximum pre-tax threshold through salary deferrals. The plan is considered a Safe Harbor 401(k) and provides a company match on 100% of salary deferrals that do not exceed 4% of compensation in addition to a match of 50% of salary deferrals that exceed 4% but do not exceed 6% of compensation. The Company may also make discretionary elective contributions to the plan. Effective January 1, 2023, the Company increased the match for all employees on 100% of salary deferrals that do not exceed 6% of compensation. The following table summarizes the contributions expenses related to this plan for the year ended December 31, 2022, Prior Successor Period, Prior Predecessor Period and the year ended December 31, 2020 (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021	Year Ended December 31, 2020
Contributions expense	$1,386	$683	$721	$2,600
19.CONTINGENCIES
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
Gulfport finalized a settlement agreement with Rover that was approved by the Bankruptcy Court on February 21, 2023. Pursuant to the settlement agreement, Gulfport and Rover agreed that the firm transportation contracts between Gulfport and Rover would be rejected. The Bankruptcy Court Order provided Rover will: (a) receive an allowed $85.9 million Class 4A General Unsecured Claim (the “Rover Unsecured Claim”), (b) receive an administrative claim of $1.0 million payable by Gulfport, and (c) draw the full amount of its credit assurance. Gulfport paid the $1.0 million administrative claim, and has no further obligations to Rover; the Rover Unsecured Claim will receive distributions under the Plan payable from the liquidating trust, not Gulfport. On February 24, 2023, Gulfport received a $17.8 million interim distribution for its TC claim. The timing and amount of any future distributions to Gulfport are not certain, and the total amount received will be impacted by the liquidating trust’s distributions and resolution of other remaining bankruptcy claims.
The Company has been named as a defendant in three separate complaints, two filed by Siltstone Resources, LLC, and the third filed by the Ohio Public Works Commission (OPWC) (together, the "Complaints"). The Complaints all arise from restrictive covenants in favor of OPWC generally prohibiting any transfer and any use inconsistent with a green park space. OPWC filed crossclaims against Gulfport in the Siltstone matters alleging that the transfer of the mineral rights and the development of oil and gas on the property violated these restrictive covenants. On June 19, 2018, October 25, 2019, and March 15, 2019, each trial court in the Complaints entered judgment in favor of the Company and other defendants, finding the restrictive covenants only applied to the surface estate. OPWC appealed each judgement to the respective Ohio Courts of Appeal where the trial court decisions were reversed in favor of OPWC. The Company and certain other parties to the Complaints appealed the appellate court decisions to the Ohio Supreme Court. On February 23, 2022, the Ohio Supreme Court affirmed the first appellate decision and remanded the case back to the trial court. On December 27, 2022, the Ohio Supreme

Court affirmed the other two complaints and remanded the matters back to the trial court. OPWC is seeking both injunctive relief to enforce the restrictive covenants and equitable relief. Liquidated damages were successfully discharged in the Company’s Chapter 11 proceedings through May 17, 2021. The scope and consequence of any injunctive relief that may be granted is not certain, but may have an adverse impact on the Company's operations associated with the leases subject to the Complaints.
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
The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2022, Gulfport held no cash in excess of insured limits in these banks.
During the year ended December 31, 2022, two customers accounted for approximately 31% of the Company's total sales. During the Prior Successor Period, two customers accounted for approximately 30% of the Company's total sales. During the Prior Predecessor Period, three customers accounted for approximately 37% of the Company's total sales. During the year ended December 31, 2020, one customer accounted for approximately 12% of the Company's total sales. The Company does not believe that the loss of any of these customers would have a material adverse effect on its natural gas, oil and condensate and NGL sales as alternative customers are readily available.

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
The following table provides historical revenue and cost information relating to the Company’s oil and gas operations located entirely in the United States:
Capitalized Costs Related to Oil and Gas Producing Activities (in thousands)

	Successor
	Year Ended December 31, 2022	Year Ended December 31, 2021
Proved properties	$2,418,666	$1,917,833
Unproved properties	178,472	211,007
Total oil and natural gas properties	2,597,138	2,128,840
Accumulated depletion, amortization and impairment	(543,780)	(277,331)
Net capitalized costs	$2,053,358	$1,851,509
Costs Incurred in Oil and Gas Property Acquisition and Development Activities (in thousands)

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021	Year Ended December 31, 2020
Acquisition	$29,675	$13,411	$3,922	$15,260
Development	441,458	191,193	112,986	276,622
Exploratory	—	—	—	—
Total	$471,133	$204,604	$116,908	$291,882

Capitalized interest is included as part of the cost of oil and natural gas properties. The Company did not capitalize interest expense for the year ended December 31, 2022 or Prior Predecessor Period, and capitalized $0.2 million and $0.9 million during the Prior Successor Period and year ended December 31, 2020, respectively, based on the Company's weighted average cost of borrowings used to finance expenditures.
In addition to capitalized interest, the Company capitalized internal costs totaling $20.2 million, $11.9 million, $8.0 million and $25.0 million during the year ended December 31, 2022, Prior Successor Period, Prior Predecessor Period and year ended December 31, 2020, respectively, which were directly related to the acquisition, exploration and development of the Company's oil and natural gas properties.

Results of Operations for Producing Activities (in thousands)
The following table sets forth the revenues and expenses related to the production and sale of oil and natural gas. The income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include depreciation, depletion and amortization allowances, after giving effect to the permanent differences. The results of operations exclude general office overhead and interest expense attributable to oil and gas production.

	Successor		Predecessor
	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021	Year Ended December 31, 2020
Revenues	$2,330,859	$1,092,584	$410,276	$801,251
Production costs	(482,175)	(274,428)	(192,959)	(537,609)
Depletion	(266,449)	(159,518)	(60,831)	(229,702)
Impairment	—	(117,813)	—	(1,357,099)
Income tax benefit (expense)	—	39	7,968	(7,290)
Results of operations from producing activities	$1,582,235	$540,864	$164,454	$(1,330,449)
Depletion per Mcf of gas equivalent (Mcfe)	$0.74	$0.69	$0.45	$0.61
Oil and Natural Gas Reserves
The following table presents estimated volumes of proved developed and undeveloped oil and gas reserves as of December 31, 2022, 2021 and 2020 and changes in proved reserves during the last three years. The reserve reports use an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2022, 2021 and 2020, in accordance with guidelines of the SEC applicable to reserves estimates. The prices used for the 2022 reserve report are $94.14 per barrel of oil, $6.36 per MMbtu and $47.86 per barrel for NGL, adjusted by lease for transportation fees and regional price differentials, and for oil and gas reserves, respectively. The prices used at December 31, 2021 and 2020 for reserve report purposes are $66.55 per barrel, $3.60 per MMbtu and $31.90 per barrel for NGL and $39.54 per barrel, $1.99 per MMbtu and $15.40 per barrel for NGL, respectively.

Gulfport emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

	Oil (MMBbl)	Natural Gas (Bcf)	NGL (MMBbl)	Natural Gas Equivalent (Bcfe)
Proved Reserves
December 31, 2019 (Predecessor)	18	4,048	62	4,528
Purchases of reserves	—	—	—	—
Extensions and discoveries	1	216	3	240
Sales of reserves	—	(74)	—	(75)
Revisions of prior reserve estimates	(4)	(1,564)	(23)	(1,725)
Current production	(2)	(345)	(4)	(380)
December 31, 2020 (Predecessor)	13	2,281	38	2,588
Purchases of reserves	—	—	—	—
Extensions and discoveries	2	617	11	695
Sales of reserves	—	—	—	—
Revisions of prior reserve estimates	2	913	9	982
Current production	(2)	(333)	(4)	(366)
December 31, 2021 (Successor)	16	3,478	54	3,898
Purchases of reserves	—	—	—	—
Extensions and discoveries	3	391	5	439
Sales of reserves	—	—	—	—
Revisions of prior reserve estimates	—	66	—	70
Current production	(2)	(322)	(4)	(359)
December 31, 2022 (Successor)	18	3,612	54	4,048
Proved developed reserves
December 31, 2019 (Predecessor)	8	1,757	30	1,984
December 31, 2020 (Predecessor)	7	1,358	22	1,527
December 31, 2021 (Successor)	8	1,928	31	2,165
December 31, 2022 (Successor)	9	2,034	34	2,295
Proved undeveloped reserves
December 31, 2019 (Predecessor)	10	2,291	32	2,544
December 31, 2020 (Predecessor)	7	923	16	1,061
December 31, 2021 (Successor)	8	1,550	22	1,733
December 31, 2022 (Successor)	9	1,578	20	1,752
Totals may not sum or recalculate due to rounding.
In 2022, the Company experienced extensions of 438.9 Bcfe of estimated proved reserves, which were primarily attributable to the Company's continued development of its Utica and SCOOP acreages. Of the total extensions, 295.9 Bcfe was attributable to the addition of 36 PUD locations in the Utica, 72.1 Bcfe was attributable to the addition of 8 PUD locations in the Marcellus and 65.4 Bcfe was attributable to the addition of 5 PUD locations in the SCOOP. The 8 Marcellus PUD locations added during 2022 have been grouped into the Utica for this report. The Company experienced total upward revisions of approximately 69.7 Bcfe in estimated proved reserves, of which 47.7 Bcfe was the result of improved commodity prices. The 12-month average price for natural gas increased from $3.60 per MMBtu for 2021 to $6.36 per MMBtu for 2022, the 12-month average price for NGL increased from $31.90 per barrel for 2021 to $47.86 per barrel for 2022, and the 12-month average price for crude oil increased from $66.55 per barrel for 2021 to $94.14 per barrel for 2022. Upward revisions of 144.5 Bcfe were a result of an increase in working interest and net revenue interests as a result of our successful leasing efforts through 2022. Downward revisions of 95.6 Bcfe were experienced as a result of the SEC five-year development window, which removed 4 PUD locations in the Utica and 5 PUD locations in the SCOOP. The development plan changes reflect our commitment to optimizing the long-term development schedule to maximize cash flow and overall economic returns. A small downward revision of 26.9 Bcfe was primarily a result of performance changes to several wells and changes in PUD location forecasts.

In 2021, the Company experienced extensions of 694.6 Bcfe of estimated proved reserves, which were primarily attributable to the Company's continued development of its Utica and SCOOP acreage. Of the total extensions, 352.2 Bcfe was attributable to the addition of 29 PUD locations in the Utica, 342.2 Bcfe was attributable to the addition of 34 PUD locations in the SCOOP. The Company experienced total upward revisions of approximately 982.2 Bcfe in estimated proved reserves, of which 889.2 Bcfe was the result of improved commodity prices. The 12-month average price for natural gas increased from $1.99 per MMBtu for 2020 to $3.60 per MMBtu for 2021, the 12-month average price for NGL increased from $15.40 per barrel for 2020 to $31.90 per barrel for 2021, and the 12-month average price for crude oil increased from $39.54 per barrel for 2020 to $66.55 per barrel for 2021. Upward revisions of 157.6 Bcfe were experienced from a combination of well performance, operating and development cost improvements and working interest changes. This was partially offset by a downward revision of 64.6 Bcfe, which was primarily a result of the exclusion of 4 PUD locations in the Utica when changes in the Company's schedule moved development of these PUD locations beyond five years of initial booking. The development plan change reflects the Company's commitment to capital discipline, funding future activities within cash flow and ongoing optimization of our development plan. Finally, during 2021, we sold approximately 0.2 Bcfe of proved oil and natural gas reserves through various sales of our non-operated interests in our other non-core assets.
In 2020, the Company experienced extensions of 239.8 Bcfe of estimated proved reserves, which were primarily attributable to the Company's continued development of its Utica and SCOOP acreage. Of the total extensions, 150.6 Bcfe was attributable to the addition of 14 PUD locations in the Utica, 87.8 Bcfe was attributable to the addition of eight PUD locations in the SCOOP. The Company experienced total downward revisions of approximately 1.7 Tcfe in estimated proved reserves, of which 1,268.4 Bcfe was the result of commodity price changes. Commodity prices experienced volatility throughout 2020 and the 12-month average price for natural gas decreased from $2.58 per MMBtu for 2019 to $1.99 per MMBtu for 2020, the 12-month average price for NGL decreased from $21.25 per barrel for 2019 to $15.40 per barrel for 2020, and the 12-month average price for crude oil decreased from $55.85 per barrel for 2019 to $39.54 per barrel for 2020. An additional 720.3 Bcfe in downward revisions was a result of the exclusion of 48 PUD locations in the Utica and 31 PUD locations in the SCOOP, which was a result of changes in the Company's schedule that moved development of these PUD locations beyond five years of initial booking. The development plan change reflected the Company's commitment to capital discipline, funding future activities within cash flow and ongoing optimization of our development plan. Positive revisions of 263.8 Bcfe were experienced from a combination of operating and development cost improvements, well performance and working interest changes.
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following tables present the estimated future cash flows, and changes therein, from Gulfport’s proven oil and gas reserves as of December 31, 2022, 2021 and 2020 using an unweighted average first-of-the-month price for the period January through December 31, 2022, 2021 and 2020. The average gas prices used were $6.36, $3.60 and $1.99 for the periods ended December 31, 2022, 2021 and 2020, respectively. The average oil prices used were $94.14, $66.55 and $39.54, for the periods ended December 31, 2022, 2021 and 2020, respectively. The average NGL prices used were $47.86, $31.90 and $15.40, for the periods ended December 31, 2022, 2021 and 2020, respectively.
Year ended operating expenses, development costs and appropriate statutory income tax rates, with consideration of future tax rates, were used to compute the future net cash flows. All cash flows were discounted at 10% to reflect the time value of cash flows, without regard to the risk of specific properties. The estimated future costs to develop proved developed non-producing and proved undeveloped reserves are approximately $396.7 million in 2023, $315.6 million in 2024 and $243.4 million in 2025. Estimated future development costs include capital spending on major development projects. Gulfport believes cash flow from its operating activities, cash on hand and borrowings under its Credit Facility will be sufficient to cover these estimated future development costs.
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
The following table summarizes estimated future net cash flows from natural gas and crude oil reserves (in millions):

	Successor		Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Future cash flows	$26,677	$14,938	$4,079
Future development and abandonment costs	(1,588)	(1,141)	(652)
Future production costs	(5,872)	(5,227)	(2,325)
Future production taxes	(553)	(336)	(137)
Future income taxes	(2,609)	(437)	—
Future net cash flows	16,055	7,797	965
10% discount to reflect timing of cash flows	(7,776)	(3,659)	(425)
Standardized measure of discounted future net cash flows	$8,279	$4,138	$540
Future development and abandonment costs include not only development costs but also all future costs to settle asset retirement obligations. The following table summarizes the total of all future costs to settle asset retirement obligations that are included in future development and abandonment costs above (in millions):

	Successor		Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Future asset retirement obligations	$222	$205	$120
Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The principal source of change in the standardized measure of discounted future net cash flows relating to proved reserves is presented in the table below (in millions):

	Successor		Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Sales and transfers of oil and gas produced, net of production costs	$(1,849)	$(1,035)	$(264)
Net changes in prices, production costs, and development costs	5,130	2,596	(954)
Extensions and discoveries	941	639	38
Previously estimated development costs incurred during the period	204	149	215
Revisions of previous quantity estimates, less related production costs	154	858	(255)
Sales of oil and gas reserves in place	(1)	(1)	(6)
Accretion of discount	414	54	170
Net changes in income taxes	(1,067)	(178)	—
Change in production rates and other	215	516	(109)
Total change in standardized measure of discounted future net cash flows	$4,141	$3,598	$(1,165)

21.SUBSEQUENT EVENTS
Natural gas, Oil and NGL Derivative Instruments
Subsequent to December 31, 2022 and as of February 23, 2023, the Company entered into the following derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume (MMBtu)	Weighted Average Price
2023	Basis Swaps	TETCO M2	76,219	$(0.85)
2023	Basis Swaps	Rex Zone 3	59,452	$(0.22)
2023	Basis Swaps	NGPL TXOK	42,685	$(0.34)
2024	Swaps	NYMEX Henry Hub	30,000	$3.90
2024	Costless Collars	NYMEX Henry Hub	60,000	$3.17 / $3.96
Additionally, subsequent to year end, the Company restructured a portion of its natural gas sold call position by buying back a portion of its 2023 natural gas sold call position, and selling additional natural gas calls for 2023 and 2025. The following table summarizes these transactions:

Period	Type of Derivative Instrument	Index	Daily Volume (MMBtu)	Weighted Average Price
2023	Purchased Gas Call Options	NYMEX Henry Hub	134,137	$2.90
2023	Sold Gas Call Options	NYMEX Henry Hub	134,137	$3.70
2025	Sold Gas Call Options	NYMEX Henry Hub	160,000	$6.04
Expanded Common Stock Repurchase Program
On February 27, 2023, the Company's Board of Directors approved an increase to the authorized common stock repurchase amounts under its Repurchase Program from $300 million to $400 million. The additional $100 million authorization expires on March 31, 2024.

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
As of December 31, 2022, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures are effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended December 31, 2022, which materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for the fair presentation of the consolidated financial statements of Gulfport Energy Corporation. Management is also responsible for establishing and maintaining a system of adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in our internal control over financial reporting and concluded that out internal control over financial reporting was effective as of December 31, 2022.

Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements for the year ended December 31, 2022 included with this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2022, as stated in their accompanying report.

/s/ John Reinhart		/s/ William J. Buese
Name:	John Reinhart	Name:	William J. Buese
Title:	Chief Executive Officer	Title:	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Gulfport Energy Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Gulfport Energy Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 1, 2023 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Oklahoma City, Oklahoma
March 1, 2023

ITEM 9B.	OTHER INFORMATION
The disclosures set forth below are provided in this Part II, Item 9B in lieu of separate disclosure under Items 5.02(b)-(c) and (e) of Form 8-K.
Termination and Appointment of Senior Vice President – Operations
On March 1, 2023, the Board of Directors appointed Matthew Rucker as Senior Vice President – Operations of the Company, effective as of March 1, 2023 (the “Effective Date”). Mr. Rucker succeeds Robert J. Moses, who was terminated as Senior Vice President – Operations, effective as of the Effective Date.
Mr. Rucker previously served as VP – Production Operations of Javelin Energy Partners since August 2022 and Vice President of Business Development for Javelin from July 2022 to August 2022. Prior to joining Javelin, Mr. Rucker served as the Executive Vice President, Chief Operating Officer of Montage Resources Corporation from June 2020 to November 2020 and Executive Vice President of Montage from the consummation of its business combination transaction with Blue Ridge Mountain Resources (“Blue Ridge”) to June 2020. He previously served as Vice President, Resource Planning and Development of Blue Ridge since November 2016. Prior to joining Blue Ridge, Mr. Rucker served as a Production Superintendent for Chesapeake Energy Corporation from January 2014 to October 2016, overseeing Chesapeake’s Utica Shale production. As a member of Chesapeake’s Eastern Division leadership team, Mr. Rucker focused on the safe and efficient optimization of production in the Utica Shale and led an operating team of over 45 employees. During his service at Chesapeake, Mr. Rucker held several engineering positions in the Marcellus and Utica Shale Asset Teams within reservoir, primarily focused on strategic joint ventures, divestitures, acquisitions and resource development planning. Mr. Rucker graduated with a Bachelor of Science degree in Petroleum Engineering from Marietta College in 2007, where he continues to serve as Chair of the Marietta College Industry Advisory Council. He is a member of the Society of Petroleum Engineers.
There are no family relationships between Mr. Rucker and any director or executive officer of the Company that are required to be disclosed pursuant to Item 401(d) of Regulation S-K, there are no undertakings between Mr. Rucker and any other person pursuant to which he was selected to serve as an officer of the Company, and there are no transactions between the Company and Mr. Rucker that would require disclosure under Item 404(a) of Regulation S-K.
Rucker Employment Agreement and Equity Awards
In connection with Mr. Rucker’s appointment as Senior Vice President – Operations of the Company, he and the Company entered into an Employment Agreement (the “Rucker Employment Agreement”), effective as of the Effective Date. The Rucker Employment Agreement provides for, among other things, (i) an initial employment term ending on December 31, 2026, with one-year automatic renewals unless either party provides at least 90 days’ prior written notice of its intention to not extend the term; provided, that if a Change in Control (as defined in the Gulfport Energy Corporation 2021 Stock Incentive Plan, as may be amended from time to time (the “Plan”)) occurs, the employment term will be extended to the later of the original expiration date of the term and the expiration of the 24 month period following the effective date of such Change in Control, (ii) an annualized base salary of $390,000, (iii) eligibility to receive an annual performance-based cash bonus, with the target value for fiscal year 2023 equal to 75% of his base salary, and (iv) eligibility to receive annual grants of incentive equity awards pursuant to the Plan, as determined in the sole discretion of the Company’s Compensation Committee.
Under the Rucker Employment Agreement, if Mr. Rucker’s employment is terminated by the Company without Cause or if Mr. Rucker resigns for Good Reason (each as defined in the Rucker Employment Agreement), Mr. Rucker will receive, subject to his execution and non-revocation of a release of claims against the Company and its affiliates and his continued compliance with restrictive covenants, (i) a cash severance payment equal to one times the sum of his then-current base salary plus his target annual bonus for the fiscal year in which such termination occurs (which is increased to two times the sum of base salary and target annual bonus in the event such a termination occurs within 24 months following a Change in Control), (ii) payment of the pro rata portion of his target annual bonus for the fiscal year in which such termination occurs, and (iii) subject to Mr. Rucker’s timely election of continuation coverage under COBRA, a cash payment equal to his aggregate monthly COBRA premiums for the 12 month period following such termination date, to be used by Mr. Rucker to subsidize his COBRA premiums (which is increased to 18 months in the event such a termination occurs within 24 months following a Change in Control), in each case, payable in a lump sum on the 60th date following such termination date.

The Employment Agreement also provides for the following restrictive covenants: (i) non-solicitation of customers, employees and independent contractors during employment and for 12 months following termination, (ii) perpetual non-disclosure of confidential information and trade secrets, and (iii) assignment of intellectual property.
The foregoing description of the terms of the Rucker Employment Agreement is not complete and is qualified in its entirety by reference to the full text of the form Employment Agreement, a copy of which is attached hereto as Exhibit 10.19.
In addition, in connection with Mr. Rucker’s appointment as Senior Vice President – Operations of the Company, subject to approval by the Company’s Compensation Committee and contingent upon Mr. Rucker commencing employment with the Company on March 1, 2023, Mr. Rucker will be granted an initial equity award under the Plan, with a target value equal to approximately $1,350,000. Such award will be granted as follows: (i) 40% in the form of time-based restricted stock units, granted pursuant to the Form of Employee Restricted Stock Unit Award Agreement, which was filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021, filed on August 9, 2021, and incorporated by reference herein (the “Form RSU Award Agreement”), and (ii) 60% in the form of performance-based restricted stock units, granted pursuant to the Form of Performance-Based Restricted Stock Unit Award Agreement, which was filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021, filed on August 9, 2021, and incorporated by reference herein (the “Form PRSU Award Agreement”).
Moses Termination
Pursuant to the terms of his existing employment agreement and in connection with the termination of his employment, Mr. Moses will receive (i) a payment of one times his current base salary and annual bonus in an amount of $587,200, (ii) a payment of the pro rata portion of his annual bonus for 2023 in an amount of $36,198, (iii) pro rata vesting of all his unvested equity awards, (iv) immediate vesting of any Company matching or other contributions to the Company’s non-qualified deferred compensation plans, (v) lump sum payment of any PTO pay accrued but unused through the termination date and (vi) a lump sum payment equal to his monthly COBRA premium for a 12-month period, subject, in the case of items (i)-(iv) above to his execution of and compliance with a customary waiver and release agreement.
Amended & Restated Executive Employment Agreements and Equity Awards
On March 1, 2023, the Company entered into amended and restated employment agreements with each of Patrick K. Craine, the Company’s Chief Legal and Administrative Officer and Corporate Secretary, Michael J. Sluiter, the Company’s Senior Vice President of Reservoir Engineering, and Lester Zitkus, the Company’s Senior Vice President of Land (collectively, as amended and restated, the “Employment Agreements”). The terms of the Employment Agreements are substantially similar to the Form Employment Agreement, except that:
•Mr. Craine will (i) receive an annualized base salary of $485,000, (ii) be eligible to receive an annual performance-based cash bonus, with the target value for fiscal year 2023 equal to 90% of his base salary, and (iii) be eligible to receive annual grants of incentive equity awards pursuant to the Plan with a target value of approximately $1,500,000, as determined in the sole discretion of the Company’s Compensation Committee.
•Mr. Sluiter will (i) receive an annualized base salary of $390,000, (ii) be eligible to receive an annual performance-based cash bonus, with the target value for fiscal year 2023 equal to 75% of his base salary, and (iii) be eligible to receive annual grants of incentive equity awards pursuant to the Plan with a target value of approximately $1,250,000, as determined in the sole discretion of the Company’s Compensation Committee.
•Mr. Zitkus will (i) receive an annualized base salary of $360,000, (ii) be eligible to receive an annual performance-based cash bonus, with the target value for fiscal year 2023 equal to 60% of his base salary, and (iii) be eligible to receive annual grants of incentive equity awards pursuant to the Plan with a target value of approximately $600,000, as determined in the sole discretion of the Company’s Compensation Committee.
The awards granted to Mr. Craine, Mr. Sluiter and Mr. Zitkus will be granted as follows: (i) 40% in the form of time-based restricted stock units, granted pursuant to the Form RSU Award Agreement and (ii) 60% in the form of performance-based restricted stock units, granted pursuant to the Form PRSU Award Agreement.
The foregoing description of the Employment Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form Employment Agreement, which is filed as Exhibit 10.19 to this Report.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The names of executive officers and certain other senior officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Item 1 of Part I of this report. The other information called for by this Item 10 is incorporated herein by reference to the definitive proxy statement to be filed by Gulfport pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than 120 days after the close of our fiscal year ended December 31, 2022 (the 2023 Proxy Statement).

ITEM 11.	EXECUTIVE COMPENSATION
The information called for by this Item 11 is incorporated herein by reference to the 2023 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this Item 12 is incorporated herein by reference to the 2023 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this Item 13 is incorporated herein by reference to the 2023 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this Item 14 is incorporated herein by reference to the 2023 Proxy Statement.

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

INDEX OF EXHIBITS
		Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and its Debtor Subsidiaries.	8-K	001-19514	2.2	4/29/2021

3.1	Amended and Restated Certificate of Incorporation of Gulfport Energy Corporation.	8-K	001-19514	3.1	5/17/2021

3.2	Amended and Restated Bylaws of Gulfport Energy Corporation.	8-K	001-19514	3.2	5/17/2021

4.1	1145 Indenture, dated as of May 17, 2021, by and among Gulfport Energy Corporation, UMB Bank, National Association, as trustee, and the guarantors party thereto (including the form of note attached thereto).	8-K	001-19514	4.1	5/17/2021

4.2	4(a)(2) Indenture, dated as of May 17, 2021, by and among Gulfport Energy Corporation, UMB Bank, National Association, as trustee, and the guarantors party thereto (including the form of note attached thereto).	8-K	001-19514	4.2	5/17/2021

4.3	Description of Securities Registered Pursuant to Section 12 of the Exchange Act.					X

10.1+	Gulfport Energy Corporation 2021 Stock Incentive Plan.	8-K	001-19514	10.6	5/17/2021

10.2+	Form of Employee Restricted Stock Unit Award Agreement.	10-Q	001-19514	10.7	8/9/2021

10.3+	Form of Director Restricted Stock Unit Award Agreement.	10-Q	001-19514	10.8	8/9/2021

10.4+	Form of Performance-Based Restricted Stock Unit Award Agreement.	10-Q	001-19514	10.9	8/9/2021

10.5+	Form of Indemnification Agreement.	S-4	333-199905	10.1	11/6/2014

10.6+	CEO Agreement Amendment by and among Timothy Cutt and Gulfport, effective as of September 2, 2021.	8-K	001-19514	10.1	9/7/2021

10.7+	Employment Agreement by and among William Buese and Gulfport, effective as of May 17, 2021.	8-K	001-19514	10.5	5/17/2021

10.8+	Employment Agreement, entered into and effective as of August 1, 2019, by and between Gulfport Energy Corporation and Patrick K. Craine.	10-Q	000-19514	10.5	8/2/2019

10.9+	Employment Agreement dated November 13, 2020, by and between the Company and Michael Sluiter.	8-K	001-19514	10.4	11/16/2020

10.10+	Employment Agreement between Gulfport Energy Corporation and Timothy Cutt, effective April 29, 2022.	10-Q	001-19514	10.2	5/4/2022

10.11+	Employment Agreement, by and between Gulfport Energy Corporation and John Reinhart, effective January 24, 2023.	8-K	001-19514	10.1	1/24/2023

10.12+	Indemnification Agreement, by and between Gulfport Energy Corporation and John Reinhart, effective January 24, 2023.	8-K	001-19514	10.2	1/24/2023

10.13+	Transition and Services Agreement, by and between Gulfport Energy Corporation and Timothy Cutt, effective February 1, 2023.	8-K	001-19514	10.3	1/24/2023

10.14	Cooperation Agreement, dated as of May 17, 2021, by and among Gulfport Energy Corporation and Silver Point Capital, L.P.	8-K	001-19514	10.3	5/17/2021

10.15	Registration Rights Agreement, dated as of May 17, 2021, by and among Gulfport Energy Corporation and the holders party thereto.	8-K	001-19514	10.2	5/17/2021

10.16*	Third Amended and Restated Credit Agreement, dated as of October 14, 2021, by and among Gulfport Energy Corporation, as holdings, Gulfport Energy Operating Corporation, as the borrower, JPMorgan Chase Bank, N.A., the lenders party thereto, and the guarantors party thereto.	8-K	001-19514	10.1	10/14/2021

10.17	Borrowing Base Redetermination Agreement and First Amendment to Credit Agreement, dated as of May 2, 2022.	10-Q	001-19514	10.1	5/4/2022

10.18	Borrowing Base Reaffirmation Agreement and Second Amendment to Credit Agreement, dated as of October 31, 2022.	10-Q	001-19514	10.1	11/2/2022

10.19+	Form of Employment Agreement					X

21	Subsidiaries of the Registrant.					X

23.1	Consent of Netherland, Sewell & Associates, Inc.					X

23.2	Consent of Grant Thornton LLP.					X

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

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
X

99.1	Report of Netherland, Sewell & Associates, Inc.	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

+	Management contract, compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 1, 2023

GULFPORT ENERGY CORPORATION

By:	/s/ WILLIAM J. BUESE
William J. Buese Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 1, 2023	By:	/s/ JOHN REINHART
John Reinhart President and Chief Executive Officer (Principal Executive Officer)

Date:	March 1, 2023	By:	/s/ WILLIAM J. BUESE
William J. Buese Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	March 1, 2023	By:	/s/ TIMOTHY J. CUTT
Timothy J. Cutt Executive Chairman of the Board

Date:	March 1, 2023	By:	/s/ DAVID WOLF
David Wolf Lead Independent Director

Date:	March 1, 2023	By:	/s/ GUILLERMO MARTINEZ
Guillermo Martinez Director

Date:	March 1, 2023	By:	/s/ JASON MARTINEZ
Jason Martinez Director

Date:	March 1, 2023	By:	/s/ DAVID REGANATO
David Reganato Director