Form 10-Q
period 2023-03-31
GULFPORT ENERGY CORP
filed 2023-05-03
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
 Yes  ☒    No  ☐
As of April 26, 2023, 18,531,707 shares of the registrant’s common stock were outstanding.

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

1145 Indenture. Agreement dated May 17, 2021 between the Company, UMB Bank, National Association, as trustee, and the guarantors party thereto, under section 1145 of the Bankruptcy Code for our 8.0% Senior Notes due 2026.

2026 Senior Notes. 8.0% Senior Notes due 2026.

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

Credit Facility. The Existing Credit Facility, as amended by the Borrowing Base Redetermination Agreement and Second Amendment to Credit Agreement dated as of October 31, 2022.

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

Existing Credit Facility. The Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and various lender parties, providing for a new money senior secured reserve-based revolving credit facility effective as of October 14, 2021, as amended to date.

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

Net Acres or Net Wells. Refers to the sum of fractional working interests owned in gross acres or gross wells.

NYMEX. New York Mercantile Exchange.

Parent. Gulfport Energy Corporation.

Plan. The Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and Its Debtor Subsidiaries.

Repurchase Program. A stock repurchase program to acquire up to $400 million of Gulfport's outstanding common stock. It is authorized to extend through March 31, 2024, and may be suspended from time to time, modified, extended or discontinued by the Board of Directors at any time.

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

WTI. Refers to West Texas Intermediate.

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect or anticipate will or may occur in the future, including the expected impact of the war in Ukraine on our business, our industry and the global economy, estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), share repurchases, business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements.
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
Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in Item 1A. “Risk Factors” and Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this Form 10-Q. All forward-looking statements speak only as of the date of this Form 10-Q.
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

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$3,460	$7,259
Accounts receivable—oil, natural gas, and natural gas liquids sales	119,863	278,404
Accounts receivable—joint interest and other	23,315	21,478
Prepaid expenses and other current assets	6,388	7,621
Short-term derivative instruments	137,869	87,508
Total current assets	290,895	402,270
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	2,564,378	2,418,666
Unproved properties	183,456	178,472
Other property and equipment	7,174	6,363
Total property and equipment	2,755,008	2,603,501
Less: accumulated depletion, depreciation and amortization	(625,019)	(545,771)
Total property and equipment, net	2,129,989	2,057,730
Other assets:
Long-term derivative instruments	62,834	26,525
Operating lease assets	23,682	26,713
Other assets	19,739	21,241
Total other assets	106,255	74,479
Total assets	$2,527,139	$2,534,479

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$378,037	$437,384
Short-term derivative instruments	80,858	343,522
Current portion of operating lease liabilities	12,583	12,414
Total current liabilities	471,478	793,320
Non-current liabilities:
Long-term derivative instruments	90,044	118,404
Asset retirement obligation	32,851	33,171
Non-current operating lease liabilities	11,099	14,299
Long-term debt	549,210	694,155
Total non-current liabilities	683,204	860,029
Total liabilities	$1,154,682	$1,653,349
Commitments and contingencies (Note 9)
Mezzanine Equity:
Preferred stock - $0.0001 par value, 110.0 thousand shares authorized, 52.3 thousand issued and outstanding at March 31, 2023, and 52.3 thousand issued and outstanding at December 31, 2022	52,295	52,295
Stockholders’ Equity:
Common stock - $0.0001 par value, 42.0 million shares authorized, 18.6 million issued and outstanding at March 31, 2023, and 19.1 million issued and outstanding at December 31, 2022	2	2
Additional paid-in capital	419,024	449,243
Common stock held in reserve, 62 thousand shares at March 31, 2023, and 62 thousand shares at December 31, 2022	(1,996)	(1,996)
Retained earnings	903,619	381,872
Treasury stock, at cost - 6.1 thousand shares at March 31, 2023, and 3.9 thousand shares at December 31, 2022	(487)	(286)
Total stockholders’ equity	$1,320,162	$828,835
Total liabilities, mezzanine equity and stockholders’ equity	$2,527,139	$2,534,479
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
REVENUES:
Natural gas sales	$282,534	$405,212
Oil and condensate sales	30,714	30,239
Natural gas liquid sales	39,912	45,284
Net gain (loss) on natural gas, oil and NGL derivatives	378,061	(788,551)
Total revenues	731,221	(307,816)
OPERATING EXPENSES:
Lease operating expenses	19,862	17,644
Taxes other than income	10,695	12,468
Transportation, gathering, processing and compression	87,617	84,792
Depreciation, depletion and amortization	79,094	62,284
General and administrative expenses	8,733	7,105
Restructuring costs	1,869	—
Accretion expense	764	692
Total operating expenses	208,634	184,985
INCOME (LOSS) FROM OPERATIONS	522,587	(492,801)
OTHER (INCOME) EXPENSE:
Interest expense	13,756	13,984
Other, net	(14,223)	(14,810)
Total other (income) expense	(467)	(826)
INCOME (LOSS) BEFORE INCOME TAXES	523,054	(491,975)
Income tax expense	—	—
NET INCOME (LOSS)	$523,054	$(491,975)
Dividends on preferred stock	(1,307)	(1,447)
Participating securities - preferred stock	(86,221)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$435,526	$(493,422)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$23.08	$(23.23)
Diluted	$22.90	$(23.23)
Weighted average common shares outstanding—Basic	18,868	21,242
Weighted average common shares outstanding—Diluted	19,049	21,242
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net income (loss)	$523,054	$(491,975)
Foreign currency translation adjustment	—	—
Other comprehensive income	—	—
Comprehensive income (loss)	$523,054	$(491,975)
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

			Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	21,537	$2	(938)	$(30,216)	$—	$692,521	$—	$(112,829)	$549,478
Net loss	—	—	—	—	—	—	—	(491,975)	(491,975)
Conversion of preferred stock	1	—	—	—	—	18	—	—	18
Stock compensation	—	—	—	—	—	1,755	—	—	1,755
Repurchase of common stock under Repurchase Program	(378)	—	—	—	(5,318)	(30,194)	—	—	(35,512)
Issuance of common stock held in reserve	—	—	876	28,220	—	—	—	—	28,220
Issuance of restricted stock, net of shares withheld for income taxes	2	—	—	—	—	(80)	—	—	(80)
Dividends on preferred stock	—	—	—	—	—	(1,447)	—	—	(1,447)
Balance at March 31, 2022	21,162	$2	(62)	$(1,996)	$(5,318)	$662,573	$—	$(604,804)	$50,457

			Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	19,097	$2	(62)	$(1,996)	$(286)	$449,243	$—	$381,872	$828,835
Net income	—	—	—	—	—	—	—	523,054	523,054
Stock compensation	—	—	—	—	—	3,069	—	—	3,069
Repurchase of common stock under Repurchase Program	(457)	—	—	—	(201)	(33,001)	—	—	(33,202)
Issuance of restricted stock, net of shares withheld for income taxes	3	—	—	—	—	(287)	—	—	(287)
Dividends on preferred stock	—	—	—	—	—	—	—	(1,307)	(1,307)
Balance at March 31, 2023	18,643	$2	(62)	$(1,996)	$(487)	$419,024	$—	$903,619	$1,320,162
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Cash flows from operating activities:
Net income (loss)	$523,054	$(491,975)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	79,094	62,284
Net (gain) loss on derivative instruments	(378,061)	788,551
Net cash receipts (payments) on settled derivative instruments	367	(125,046)
Other, net	4,842	2,690
Changes in operating assets and liabilities, net	74,759	17,192
Net cash provided by operating activities	304,055	253,696
Cash flows from investing activities:
Additions to oil and natural gas properties	(130,400)	(80,271)
Proceeds from sale of oil and natural gas properties	2,463	—
Other, net	(644)	(7)
Net cash used in investing activities	(128,581)	(80,278)
Cash flows from financing activities:
Principal payments on Credit Facility	(313,000)	(456,000)
Borrowings on Credit Facility	168,000	317,000
Debt issuance costs and loan commitment fees	(7)	(61)
Dividends on preferred stock	(1,307)	(1,447)
Repurchase of common stock under Repurchase Program	(32,672)	(30,192)
Other, net	(287)	(80)
Net cash used in financing activities	(179,273)	(170,780)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,799)	2,638
Cash, cash equivalents and restricted cash at beginning of period	7,259	3,260
Cash, cash equivalents and restricted cash at end of period	$3,460	$5,898
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.BASIS OF PRESENTATION
Description of Company
Gulfport Energy Corporation (the "Company" or "Gulfport") is an independent natural gas-weighted exploration and production company focused on the production of natural gas, crude oil and NGL in the United States. The Company's principal properties are located in eastern Ohio targeting the Utica and Marcellus and in central Oklahoma targeting the SCOOP Woodford and Springer formations.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Gulfport were prepared in accordance with GAAP and the rules and regulations of the SEC.
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the financial position and periods as of and for the three months ended March 31, 2023, and the three months ended March 31, 2022. The Company's annual report on Form 10-K for the year ended December 31, 2022, should be read in conjunction with this Form 10-Q. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our wholly-owned subsidiaries. Intercompany accounts and balances have been eliminated. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Revenue payable and suspense	$195,318	$222,721
Accounts payable	55,417	37,807
Accrued capital expenditures	50,972	36,464
Accrued transportation, gathering, processing and compression	30,754	56,138
Accrued contract rejection damages and shares held in reserve	1,996	40,996
Other accrued liabilities	43,580	43,258
Total accounts payable and accrued liabilities	$378,037	$437,384
Other, net (in thousands)
Other, net in the Company's consolidated statements of operations for the three months ended March 31, 2023, included $17.8 million related to the interim TC claim distribution as discussed in Note 9. The timing and amount of any future distributions to Gulfport are not certain, and the total amount will be impacted by the liquidating trust's distributions and resolution of other remaining bankruptcy claims. Additionally, as discussed in Note 9, Other, net includes a $1 million cash payment to satisfy the Rover administrative claim.
Other, net in the Company's consolidated statements of operations for the three months ended March 31, 2022, included $11.5 million related to the initial TC claim distribution as discussed in Note 9.

Supplemental Cash Flow and Non-Cash Information (in thousands)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Supplemental disclosure of cash flow information:
Interest payments, net of amounts capitalized	$2,353	$2,110
Changes in operating assets and liabilities:
Decrease in accounts receivable - oil and natural gas sales	$158,541	$25,985
Increase in accounts receivable - joint interest and other	(1,837)	(17,722)
(Decrease) increase in accounts payable and accrued liabilities	(82,671)	2,135
Decrease in prepaid expenses	764	6,811
Increase in other assets	(38)	(17)
Total changes in operating assets and liabilities	$74,759	$17,192
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$864	$597
Asset retirement obligation capitalized	$—	$16
Asset retirement obligation removed due to divestiture	$(919)	$—
Release of common stock held in reserve	$—	$28,220
Interest capitalized	$824	$—
2.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A as of March 31, 2023 and December 31, 2022, are as follows (in thousands):

	March 31, 2023	December 31, 2022
Proved oil and natural gas properties	$2,564,378	$2,418,666
Unproved properties	183,456	178,472
Other depreciable property and equipment	6,788	5,977
Land	386	386
Total property and equipment	2,755,008	2,603,501
Accumulated DD&A	(625,019)	(545,771)
Property and equipment, net	$2,129,989	$2,057,730
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. At March 31, 2023 and 2022, the net book value of the Company's oil and gas properties was below the calculated ceiling. As a result, the Company did not record an impairment of its oil and natural gas properties for the three months ended March 31, 2023 or 2022.
Certain general and administrative costs are capitalized to the full cost pool and represent management’s estimate of costs incurred directly related to exploration and development activities. All general and administrative costs not capitalized are charged to expense as they are incurred. Capitalized general and administrative costs were approximately $5.1 million and $4.7 million for the three months ended March 31, 2023 and 2022, respectively.
The Company evaluates the costs excluded from its amortization calculation at least annually. Individually insignificant unevaluated properties are grouped for evaluation and periodically transferred to evaluated properties over a timeframe consistent with their expected development schedule.

The following table summarizes the Company’s non-producing properties excluded from amortization by area as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Utica	$153,435	$147,370
SCOOP	30,021	31,102
Total unproved properties	$183,456	$178,472
Asset Retirement Obligation
The following table provides a reconciliation of the Company’s asset retirement obligation for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Asset retirement obligation, beginning of period	$33,171	$28,264
Liabilities incurred	—	16
Liabilities settled	(165)	—
Liabilities removed due to divestitures	(919)	—
Accretion expense	764	692
Total asset retirement obligation as of end of period	$32,851	$28,972
3.DEBT
Debt consisted of the following items as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
8.0% senior unsecured notes due 2026	$550,000	$550,000
Credit Facility due 2025	—	145,000
Net unamortized debt issuance costs	(790)	(845)
Total debt, net	549,210	694,155
Less: current maturities of long-term debt	—	—
Total long-term debt, net	$549,210	$694,155
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
The borrowing base is redetermined semiannually on or around May 1 and November 1 of each year.

On May 2, 2022, the Company completed its semi-annual borrowing base redetermination and entered into the Amendment to Borrowing Base Redetermination Agreement and First Amendment to our Credit Agreement, which amended the Existing Credit Facility. The amendment, among other things, (a) increased the borrowing base under the Credit Facility from $850 million to $1.0 billion with the elected commitments remaining at $700 million, (b) amended certain covenants related to hedging to ease certain requirements and limitations, (c) amended the covenants governing restricted payments to (i) increased the Net Leverage Ratio allowing unlimited restricted payments from 1.00 to 1.00 to 1.25 to 1.00 and (ii) permitted additional restricted payments to redeem preferred equity until December 31, 2022, provided certain leverage, no event of default or borrowing base deficiency and availability tests were met, and (d) provided for the transition from a LIBOR to a SOFR benchmark, with a 10 basis point credit spread adjustment for all tenors.
On October 31, 2022, the Company completed its semi-annual borrowing base redetermination and entered into the Borrowing Base Reaffirmation Agreement and Second Amendment to our Credit Agreement ("Amendment"), which amended the Existing Credit Facility (as amended, the "Credit Facility"). The Amendment, among other things, reconfirmed the borrowing base under the Credit Facility at $1.0 billion and the elected commitments at $700 million.
On May 1, 2023, the Company completed its semi-annual Credit Facility borrowing base redetermination as discussed in Note 15.
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
As of March 31, 2023, the Company had no outstanding borrowings under the Credit Facility, $74.4 million in letters of credit outstanding and was in compliance with all covenants under the credit agreement.
For the three months ended March 31, 2023, the Credit Facility bore interest at a weighted average rate of 7.58%.
2026 Senior Notes
On the Emergence Date, pursuant to the terms of the Plan, the Company issued $550 million aggregate principal amount of its 8.0% senior notes due 2026. The notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries that guarantee the Credit Facility. Interest on the 2026 Senior Notes is payable semi-annually, on June 1 and December 1 of each year. The 2026 Senior Notes were issued under the Indentures, dated as of May 17, 2021, by and among the Issuer, UMB Bank, National Association, as trustee, and the Guarantors and mature on May 17, 2026.
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
Capitalization of Interest
The Company capitalized $0.8 million in interest expense for the three months ended March 31, 2023 and did not capitalize interest expense for the three months ended March 31, 2022.
Fair Value of Debt
At March 31, 2023, the carrying value of the outstanding debt represented by the 2026 Senior Notes was $549.2 million. Based on the quoted market prices (Level 1), the fair value of the 2026 Senior Notes was determined to be $549.5 million at March 31, 2023.
4.MEZZANINE EQUITY
On the Emergence Date, the Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State to provide for, among other things, (i) the authority to issue 42 million shares of common stock with a par value of $0.0001 per share and (ii) the designation of 110,000 shares of preferred stock, with a par value of $0.0001 per share and a liquidation preference of $1,000 per share (the "Liquidation Preference").
Preferred Stock
On the Emergence Date, the Successor issued 55,000 shares of preferred stock.
Holders of preferred stock are entitled to receive cumulative quarterly dividends at a rate of 10% per annum of the Liquidation Preference with respect to cash dividends and 15% per annum of the Liquidation Preference with respect to dividends paid in kind as additional shares of preferred stock (“PIK Dividends”). Gulfport currently has the option to pay either cash dividends or PIK Dividends on a quarterly basis.
Each holder of shares of preferred stock has the right (the “Conversion Right”), at its option and at any time, to convert all or a portion of the shares of preferred stock that it holds into a number of shares of common stock equal to the quotient obtained by dividing (x) the product obtained by multiplying (i) the Liquidation Preference times (ii) an amount equal to one (1) plus the Per Share Makewhole Amount (as defined in the Preferred Terms) on the date of conversion, by (y) $14.00 per share (as may be adjusted under the Preferred Terms). The shares of preferred stock outstanding at March 31, 2023, would convert to approximately 3.7 million shares of common stock if all holders of preferred stock exercised their Conversion Right.
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
Dividends and Conversions
During the three months ended March 31, 2023, the Company paid $1.3 million of cash dividends to holders of our preferred stock.
There were no conversions of preferred stock during the three months ended March 31, 2023. Preferred stock outstanding as of March 31, 2023, totaled 52,295 shares.
5.EQUITY
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
Common Stock
On the Emergence Date, Gulfport issued approximately 19.8 million shares of common stock and 1.7 million shares of common stock were issued to the Disputed Claims Reserve.
In January 2022, approximately 876,000 shares in the Disputed Claims Reserve at December 31, 2021 were issued to certain claimants. As of March 31, 2023, approximately 62,000 shares continue to be held in the Disputed Claims Reserve and may be issued upon finalization of remaining claims.
Share Repurchase Program
In November 2021 the Company's Board of Directors approved the Repurchase Program to acquire up to $100 million of common stock and subsequently increased the authorization to $300 million in 2022, extending through June 30, 2023. On February 27, 2023, the Board of Directors approved an increase to the authorization up to $400 million. The additional $100 million authorization expires on March 31, 2024. Purchases under the Repurchase Program may be made from time to time in open market or privately negotiated transactions, and will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares of common stock. The Company intends to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund its capital development program. The Repurchase Program may be suspended from time to time, modified, extended or discontinued by the Board of Directors at any time. During the three months ended March 31, 2023, the Company repurchased 459,087 shares for $32.9 million at a weighted average price of $71.61 per share. As of March 31, 2023, the Company has repurchased 3.4 million shares for $283.6 million at a weighted average price of $84.44 per share since the inception of the Repurchase Program.

6.STOCK-BASED COMPENSATION
As of the Emergence Date, the Board of Directors adopted the Incentive Plan with a share reserve equal to 2.8 million shares of common stock. The Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and performance awards or any combination of the foregoing. The Company has granted both restricted stock units and performance vesting restricted stock units to employees and directors pursuant to the Incentive Plan, as discussed below. During the three months ended March 31, 2023 and 2022, the Company's stock-based compensation expense was $2.6 million and $1.8 million, of which the Company capitalized $0.9 million and $0.6 million, respectively, relating to its exploration and development efforts. Stock compensation expense, net of the amounts capitalized, is included in general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2023, the Company has awarded an aggregate of approximately 307,531 restricted stock units and approximately 259,530 performance vesting restricted stock units under the Incentive Plan.
The vesting for certain share-based awards was accelerated in the first three months of 2023 in conjunction with the restructuring activities described in Note 7 and is included in restructuring costs in the accompanying consolidated statement of operations.
The following tables summarizes activity for the three months ended March 31, 2023 and 2022:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2023	197,772	$77.49	190,804	$52.15
Granted	43,415	77.84	68,726	56.57
Vested	(11,608)	70.86	—	—
Forfeited/canceled	(971)	87.68	(5,069)	47.67
Unvested shares as of March 31, 2023	228,608	$77.85	254,461	$53.43

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2022	198,413	$66.04	153,138	$48.54
Granted	2,154	73.83	—	—
Vested	(3,074)	65.75	—	—
Forfeited/canceled	(1,157)	66.89	—	—
Unvested shares as of March 31, 2022	196,336	$67.16	153,138	$48.54
Restricted Stock Units
Restricted stock units awarded under the Incentive Plan generally vest over a period of 3 to 4 years in the case of employees and 4 years in the case of directors upon the recipient meeting applicable service requirements. Stock-based compensation expense is recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of the grant. Unrecognized compensation expense as of March 31, 2023, was $11.9 million. The expense is expected to be recognized over a weighted average period of 2.03 years.

Performance Vesting Restricted Stock Units
The Company has awarded performance vesting restricted stock units to certain of its executive officers under the Incentive Plan. The number of shares of common stock issued pursuant to the award will be based on a combination of (i) the Company's total shareholder return ("TSR") and (ii) the Company's relative total shareholder return ("RTSR") for the performance period. Participants will earn from 0% to 200% of the target award based on the Company's TSR and RTSR ranking compared to the TSR of the companies in the Company's designated peer group at the end of the performance period. Awards will be earned and vested at the end of a three-year performance period, subject to earlier termination of the performance period in the event of a change in control. The grant date fair values were determined using the Monte Carlo simulation method and are being recorded ratably over the performance period.
The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of awards granted during the three months ended March 31, 2023:

Grant date	January 24, 2023	March 3, 2023
Forecast period (years)	3	3
Risk-free interest rates	3.88%	4.64%
Implied equity volatility	87.2%	86.4%
Stock price on the date of grant	$72.99	$82.20
Unrecognized compensation expense as of March 31, 2023, related to performance vesting restricted shares was $6.2 million. The expense is expected to be recognized over a weighted average period of 1.73 years.
7.RESTRUCTURING COSTS
During the three months ended March 31, 2023, Gulfport recognized $1.9 million in personnel-related restructuring expenses associated with changes in the organizational structure and leadership team resulting from the appointment of Gulfport's new CEO in January 2023. Of these expenses, $0.5 million resulted from accelerated vesting of certain share-based grants, which are non-cash charges. As of March 31, 2023, there were no remaining employee termination liabilities for the impacted employees.
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
There were 180,811 shares of restricted stock that were considered dilutive for the three months ended March 31, 2023. There were no shares of restricted stock that were considered dilutive for the three months ended March 31, 2022. There were 3.7 million and 4.1 million shares of potential common shares issuable due to the Company's preferred stock for the three months ended March 31, 2023 and 2022, respectively. There were 0.1 million shares of restricted stock that were considered anti-dilutive during the three months ended March 31, 2022.

Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the table below (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Net income (loss)	$523,054	$(491,975)
Dividends on preferred stock	(1,307)	(1,447)
Participating securities - preferred stock(1)	(86,221)	—
Net income (loss) attributable to common stockholders	$435,526	$(493,422)
Re-allocation of participating securities	684	—
Diluted net income (loss) attributable to common stockholders	$436,210	$(493,422)
Basic Shares	18,868	21,242
Dilutive Shares	19,049	21,242
Basic EPS	$23.08	$(23.23)
Dilutive EPS	$22.90	$(23.23)
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
A summary of these commitments at March 31, 2023, are set forth in the table below (in thousands):

Remaining 2023	$169,573
2024	218,797
2025	137,795
2026	134,324
2027	136,492
Thereafter	737,104
Total	$1,534,085

Other Operational Commitments
During 2022, the Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. The Company's commitment to purchase these materials spans 2023 and 2024, with approximately $52.7 million remaining in 2023 and $31.2 million for 2024.
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
Litigation and Regulatory Proceedings
As part of its Chapter 11 Cases and restructuring efforts, the Company filed motions to reject certain firm transportation agreements between the Company and affiliates of TC Energy Corporation ("TC") and Rover Pipeline LLC ("Rover"). During the third quarter of 2021, Gulfport finalized a settlement agreement with TC that was approved by the Bankruptcy Court on September 21, 2021. Pursuant to the settlement agreement, Gulfport and TC agreed that the firm transportation contracts between them would be rejected without any further payment or obligation by either party, and TC assigned its damages claims from such rejection to Gulfport. In exchange, Gulfport agreed to make a payment of $43.8 million in cash to TC. The $43.8 million was paid on October 7, 2021. Gulfport expects to receive distributions for a significant portion of such amounts through future distributions with respect to the assigned claims pursuant to the terms of the Plan that became effective in May 2021. Any future distributions will be recognized once received by Gulfport. In February 2022, Gulfport received an initial distribution of $11.5 million from the above-mentioned claim, which is included in Other, net in the accompanying consolidated statements of operations.
During the first quarter of 2023, Gulfport finalized a settlement agreement with Rover that was approved by the Bankruptcy Court on February 21, 2023. Pursuant to the settlement agreement, Gulfport and Rover agreed that the firm transportation contracts between them would be rejected. The Bankruptcy Court Order provided Rover will: (a) receive an allowed $85.9 million Class 4A General Unsecured Claim (the “Rover Unsecured Claim”), (b) receive an administrative claim of $1.0 million payable by Gulfport, and (c) draw the full amount of its credit assurance. Gulfport paid the $1.0 million administrative claim during the first quarter, and has no further obligations to Rover. The Rover Unsecured Claim will receive distributions under the Plan payable from the liquidating trust, not Gulfport. On February 24, 2023, Gulfport received an additional $17.8 million interim distribution for its TC claim. The timing and amount of any future distributions to Gulfport are not certain, and the total amount received will be impacted by the liquidating trust’s distributions and resolution of other remaining bankruptcy claims. These payments are included in Other, net in the accompanying consolidated statements of operations.
The Company has been named as a defendant in three separate complaints, two filed by Siltstone Resources, LLC, and the third filed by the Ohio Public Works Commission (OPWC) (together, the "Complaints"). The Complaints all arise from restrictive covenants in favor of OPWC generally prohibiting any transfer and any use inconsistent with a green park space. OPWC filed crossclaims against Gulfport in the Siltstone matters alleging that the transfer of the mineral rights and the development of oil and gas on the property violated these restrictive covenants. On June 19, 2018, October 25, 2019, and March 15, 2019, each trial court in the Complaints entered judgment in favor of the Company and other defendants, finding the restrictive covenants only applied to the surface estate. OPWC appealed each judgement to the respective Ohio Courts of Appeal where the trial court decisions were reversed in favor of OPWC. The Company and certain other parties to the Complaints appealed the appellate court decisions to the Ohio Supreme Court. On February 23, 2022, the Ohio Supreme Court affirmed the first appellate decision and remanded the case back to the trial court. On December 27, 2022, the Ohio Supreme Court affirmed the other two complaints and remanded the matters back to the trial court. OPWC is seeking both injunctive relief to enforce the restrictive covenants and equitable relief. Liquidated damages were successfully discharged in the Company’s Chapter 11 proceedings through May 17, 2021. The scope and consequence of any injunctive relief that may be granted is not certain, but may have an adverse impact on the Company's operations associated with the leases subject to the Complaints, including a potential order to plug and abandon the wells at issue.
The Company, along with other oil and gas companies, have been named as a defendant in a number of lawsuits where Plaintiffs assert their respective leases are limited to the Marcellus and Utica shale geological formations and allege that Defendants have willfully trespassed and illegally produced oil, natural gas, and other hydrocarbon products beyond these respective formations. Plaintiffs seek the full value of any production from below the Marcellus and Utica shale formations, unspecified damages from the diminution of value to their mineral estate, unspecified punitive damages, and the payment of reasonable attorney fees, legal expenses, and interest. On April 27, 2021, the Bankruptcy Court for the Southern District of Texas approved a settlement agreement in which the plaintiffs fully released the Company from all claims for amounts allegedly owed to the plaintiffs through the effective date of the Company’s Chapter 11 plan, which occurred on May 17, 2021. The plaintiffs are continuing to pursue alleged damages after May 17, 2021.
Business Operations
The Company is involved in various lawsuits and disputes incidental to its business operations, including commercial disputes, personal injury claims, royalty claims, property damage claims and contract actions.
Environmental Contingencies
The nature of the oil and gas business carries with it certain environmental risks for Gulfport and its subsidiaries. Gulfport and its subsidiaries have implemented various policies, programs, procedures, training and audits to reduce and mitigate environmental risks. The Company conducts periodic reviews, on a company-wide basis, to assess changes in its environmental risk profile. Environmental reserves are established for environmental liabilities for which economic losses are probable and reasonably estimable. The Company manages its exposure to environmental liabilities in acquisitions by using an evaluation process that seeks to identify pre-existing contamination or compliance concerns and address the potential liability. Depending on the extent of an identified environmental concern, it may, among other things, exclude a property from the transaction, require the seller to remediate the property to its satisfaction in an acquisition or agree to assume liability for the remediation of the property.
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
The volume of production subject to commodity derivative instruments and the mix of the instruments are frequently evaluated and adjusted by management in response to changing market conditions. Gulfport may enter into commodity derivative contracts up to limitations set forth in its Credit Facility. The Company generally enters into commodity derivative contracts for approximately 50% to 75% of its forecasted current year annual production by the end of the first quarter of each fiscal year. The Company typically enters into commodity derivative contracts for the next 12 to 36 months. Gulfport does not enter into commodity derivative contracts for speculative purposes.
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
The Company has entered into natural gas, crude oil and NGL fixed price swap contracts based off the NYMEX Henry Hub, NYMEX WTI and Mont Belvieu C3 indices. Below is a summary of the Company’s open fixed price swap positions as of March 31, 2023.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2023	NYMEX Henry Hub	220,145	$4.13
2024	NYMEX Henry Hub	234,973	$4.26
2025	NYMEX Henry Hub	20,000	$4.10

Oil		(Bbl/d)	($/Bbl)
Remaining 2023	NYMEX WTI	3,000	$74.47

NGL		(Bbl/d)	($/Bbl)
Remaining 2023	Mont Belvieu C3	3,000	$38.07
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
The Company has entered into natural gas costless collars based off the NYMEX Henry Hub natural gas index. Below is a summary of the Company's costless collar positions as of March 31, 2023.

	Index	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)	($/MMBtu)
Remaining 2023	NYMEX Henry Hub	285,000	$2.93	$4.78
2024	NYMEX Henry Hub	180,000	$3.43	$5.49

From time to time, the Company has sold natural gas call options in exchange for a premium, and used the associated premiums received to enhance the fixed price for a portion of the fixed price natural gas swaps. Each sold call option has an established ceiling price. If at the time of settlement the referenced settlement price exceeds the ceiling price, the Company pays its counterparty an amount equal to the difference between the referenced settlement price and the price ceiling multiplied by the hedged contract volumes. No payment is due from either party if the referenced settlement price is below the price ceiling. Below is a summary of the Company's open sold call option positions as of March 31, 2023.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2023	NYMEX Henry Hub	407,925	$3.21
2024	NYMEX Henry Hub	202,000	$3.33
2025	NYMEX Henry Hub	193,315	$5.80
In addition, the Company has entered into natural gas basis swap positions. These instruments are arrangements that guarantee a fixed price differential to NYMEX Henry Hub from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged community. As of March 31, 2023, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas			(MMBtu/d)	($/MMBtu)
Remaining 2023	Rex Zone 3	NYMEX Plus Fixed Spread	140,000	$(0.22)
Remaining 2023	NGPL TXOK	NYMEX Plus Fixed Spread	80,000	$(0.35)
Remaining 2023	TETCO M2	NYMEX Plus Fixed Spread	170,145	$(0.91)
2024	Rex Zone 3	NYMEX Plus Fixed Spread	70,000	$(0.15)
2024	NGPL TXOK	NYMEX Plus Fixed Spread	60,000	$(0.31)
2024	TETCO M2	NYMEX Plus Fixed Spread	69,945	$(0.89)
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Short-term derivative asset	$137,869	$87,508
Long-term derivative asset	62,834	26,525
Short-term derivative liability	(80,858)	(343,522)
Long-term derivative liability	(90,044)	(118,404)
Total commodity derivative position	$29,801	$(347,893)

Gains and Losses
The following table presents the gain and loss recognized in net gain (loss) on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Net gain (loss) on derivative instruments
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Natural gas derivatives - fair value gains (losses)	$374,148	$(619,319)
Natural gas derivatives - settlement losses	(173)	(111,157)
Total gains (losses) on natural gas derivatives	373,975	(730,476)

Oil derivatives - fair value gains (losses)	4,733	(29,853)
Oil derivatives - settlement losses	(443)	(8,144)
Total gains (losses) on oil derivatives	4,290	(37,997)

NGL derivatives - fair value losses	(1,186)	(14,333)
NGL derivatives - settlement gains (losses)	982	(5,745)
Total losses on NGL derivatives	(204)	(20,078)

Total gains (losses) on natural gas, oil and NGL derivatives	$378,061	$(788,551)
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

	As of March 31, 2023
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$200,703	$(79,841)	$120,862
Derivative liabilities	$(170,902)	$79,841	$(91,061)

	As of December 31, 2022
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$114,033	$(80,345)	$33,688
Derivative liabilities	$(461,926)	$80,345	$(381,581)
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
Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$200,703	$—
Contingent consideration arrangement	—	—	3,300
Total assets	$—	$200,703	$3,300
Liabilities:
Derivative instruments	$—	$170,902	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$114,033	$—
Contingent consideration arrangement	—	—	4,900
Total assets	$—	$114,033	$4,900
Liabilities:
Derivative instruments	$—	$461,926	$—
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
23

The Company's SCOOP water infrastructure sale, which closed in the first quarter of 2020, included a contingent consideration arrangement. As of March 31, 2023, the fair value of the contingent consideration was $3.3 million, of which $0.2 million is included in prepaid expenses and other assets and $3.1 million is included in other assets in the accompanying consolidated balance sheets. The fair value of the contingent consideration arrangement is calculated using discounted cash flow techniques and is based on internal estimates of the Company's future development program and water production levels. Given the unobservable nature of the inputs, the fair value measurement of the contingent consideration arrangement is deemed to use Level 3 inputs. The Company has elected the fair value option for this contingent consideration arrangement and, therefore, records changes in fair value in earnings. The Company recognized a $1.2 million loss and a $0.1 million loss for the three months ended March 31, 2023 and 2022, respectively, which are included in other expense (income) in the accompanying consolidated statements of operations.
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

Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $119.9 million and $278.4 million as of March 31, 2023 and December 31, 2022, respectively, and are reported in accounts receivable - oil and natural gas sales, and natural gas liquids sales in the accompanying consolidated balance sheets. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
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
The Company has entered into contracts for drilling rigs with varying terms with third parties to ensure operational continuity, cost control and rig availability in its operations. The Company has concluded its drilling rig contracts are operating leases as the assets are identifiable and the Company has the right to control the identified assets. At March 31, 2023, the Company had one active long-term drilling rig contract.
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

Future amounts due under operating lease liabilities as of March 31, 2023 were as follows (in thousands):

Remaining 2023	$10,309
2024	13,439
2025	836
2026	561
2027	10
Total lease payments	$25,155
Less: imputed interest	(1,474)
Total	$23,682
Lease costs incurred for the three months ended March 31, 2023 and 2022, consisted of the following (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating lease cost	$3,443	$50
Variable lease cost	—	—
Short-term lease cost	9,248	8,622
Total lease cost(1)	$12,691	$8,672
_____________________
(1)    The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in either lease operating expenses or general and administrative expenses in the accompanying consolidated statements of operations.
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,038	$49
The weighted-average remaining lease term as of March 31, 2023 was 1.92 years. The weighted-average discount rate used to determine the operating lease liability as of March 31, 2023 was 6.71%.
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
For the three months ended March 31, 2023, the Company's effective tax rate for the period was 0%, which differs from the statutory rate of 21% primarily as a result of the valuation allowance on the Company's deferred tax assets.
At each reporting period, the Company weighs all available positive and negative evidence to determine whether its deferred tax assets are more likely than not to be realized. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax laws in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry. Based upon the Company’s analysis, the Company determined a full valuation allowance was necessary against its net deferred tax assets as of March 31, 2023.

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

The Company emerged from Chapter 11 bankruptcy on May 17, 2021, which resulted in a change in ownership for purposes of IRC Section 382. The Company is applying rules under IRC Section 382(l)(5) that allows the Company to mitigate the limitations imposed under the regulations with respect to the Company’s remaining tax attributes. The Company’s deferred tax assets and liabilities, prior to the valuation allowance, have been computed on such basis. Additionally, under IRC Section 382(l)(5), an ownership change subsequent to the Company’s emergence could severely limit or effectively eliminate its ability to realize the value of its tax attributes.
15.SUBSEQUENT EVENTS
Natural Gas, Oil and NGL Derivative Instruments
Subsequent to March 31, 2023 as of April 26, 2023, the Company entered into the following derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume (MMBtu)	Weighted Average Price
2023	Basis Swaps	TETCO M2	13,382	$(0.88)
2024	Basis Swaps	Rex Zone 3	20,000	$(0.15)
2025	Swaps	NYMEX Henry Hub	50,000	$4.08
Credit Facility Redetermination
On May 1, 2023, the Company entered into that certain Joinder, Commitment Increase and Borrowing Base Redetermination Agreement, and Third Amendment to Credit Agreement (the “Third Amendment”) which amended the Company’s Existing Credit Facility (as amended, the “Credit Facility”). The Third Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility from $700 million to $900 million, (b) increased the borrowing base under the Credit Facility from $1 billion to $1.1 billion, (c) increased the excess cash threshold under the Credit Facility from $45 million to $75 million, and (d) extended the maturity date under the Credit Facility from October 14, 2025 to the earlier of (i) four years from the closing date of the Third Amendment and (ii) the 91st day prior to the maturity date of the 2026 Senior Notes or any other permitted senior notes or any permitted refinancing debt under the Credit Facility having an aggregate outstanding principal amount equal to or exceeding $100 million; provided that such notes have not be refinanced, redeemed or repaid in full on or prior to such 91st day.

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
The following information updates the discussion of Gulfport’s financial condition provided in its Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), and analyzes the changes in the results of operations between the periods of January 1, 2023 through March 31, 2023 and January 1, 2022 through March 31, 2022. For definitions of commonly used natural gas and oil terms found in this Quarterly Report on Form 10-Q, please refer to the “Definitions” provided in this report.
Overview
Gulfport is an independent natural gas-weighted exploration and production company with assets primarily located in the Appalachia and Anadarko basins. Our principal properties are located in eastern Ohio targeting the Utica and Marcellus and in central Oklahoma targeting the SCOOP Woodford and Springer formations. Our strategy is to develop our assets in a safe, environmentally responsible manner, while generating sustainable cash flow, improving margins and operating efficiencies and returning capital to shareholders. To accomplish these goals, we allocate capital to projects we believe offer the highest rate of return and we deploy leading drilling and completion techniques and technologies in our development efforts.
Recent Developments
Leadership Changes
In January 2023, our CEO Tim Cutt, resigned his position as CEO. Mr. Cutt, who served as CEO and Chairman since 2021, retained his position of Chairman of the Board of Directors. Subsequent to Mr. Cutt's resignation, Gulfport named John Reinhart CEO and Director, effective January 24, 2023. In addition, Matthew Rucker joined Gulfport's leadership team as Senior Vice President of Operations.
In April 2023, Gulfport named Michael Hodges Executive Vice President and Chief Financial Officer. William Buese resigned as Executive Vice President and Chief Financial Officer of the Company on April 1, 2023. Mr. Buese remained with the Company as an adviser until his termination on May 3, 2023.
Credit Facility
On May 1, 2023, the Company entered into that certain Joinder, Commitment Increase and Borrowing Base Redetermination Agreement, and Third Amendment to Credit Agreement (the “Third Amendment”) which amended the Company’s Existing Credit Facility (as amended, the “Credit Facility”). The Third Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility from $700 million to $900 million, (b) increased the borrowing base under the Credit Facility from $1 billion to $1.1 billion, (c) increased the excess cash threshold under the Credit Facility from $45 million to $75 million, and (d) extended the maturity date under the Credit Facility from October 14, 2025 to the earlier of (i) four years from the closing date of the Third Amendment and (ii) the 91st day prior to the maturity date of the 2026 Senior Notes or any other permitted senior notes or any permitted refinancing debt under the Credit Facility having an aggregate outstanding principal amount equal to or exceeding $100 million; provided that such notes have not be refinanced, redeemed or repaid in full on or prior to such 91st day.
Share Repurchase Program
On February 27, 2023, the Company's Board of Directors approved an increase to the authorized common stock Repurchase Program from $300 million to $400 million. The additional $100 million authorization expires on March 31, 2024. During the three months ended March 31, 2023, the Company repurchased 459,087 shares for $32.9 million at a weighted average price of $71.61 per share. As of March 31, 2023, the Company repurchased 3.4 million shares for $283.6 million at a weighted average price of $84.44 per share since the inception of the Repurchase Program.
Inflation, Rising Interest Rates and Changes in Commodity Prices
The annual rate of inflation in the United States continues to be elevated as compared to historical averages. In March 2023, inflation was measured at 5.0% by the Consumer Price Index. The Federal Reserve has tightened monetary policy by approving a series of increases to the Federal Funds Rate. Furthermore, the Chairman of the Federal Reserve signaled that the Federal Reserve would continue to take necessary action to bring inflation down and to ensure price stability. The inflationary environment has impacted interest rates on our Credit Facility borrowings throughout 2022 and into 2023. Interest rates on our Credit Facility borrowings have increased from a weighted average of 3.18% for the three months ended March 31, 2022, to 7.58% for the three months ended March 31, 2023. Additional increases in interest rates may have a negative impact on the Company’s ability to continue to execute its business strategy.
Our revenues, the value of our assets, and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, oil and NGL prices and the costs to produce our reserves. Natural gas, oil and NGL prices are subject to significant fluctuations that are beyond our ability to control or predict. Certain of our capital expenditures and expenses are affected by general inflation and we expect costs for 2023 to continue to be a function of supply and demand; however, we do not expect inflation to significantly impact cash flow in 2023 as a result of commitments that were entered into during 2022.
Impact of the War in Ukraine
The invasion of Ukraine by Russia and the sanctions imposed in response to the crisis have increased volatility in the global financial markets and are expected to have further global economic consequences, including disruptions of the global energy markets and the amplification of inflation and supply chain constraints. The ultimate impact of the war in Ukraine will depend on future developments and the timing and extent to which normal economic and operating conditions resume.
2023 Operational and Financial Highlights
During the first quarter of 2023, we had the following notable achievements:
•Reported total net production of 1,057 MMcfe per day.
•Generated $304.1 million of operating cash flows.
•Reduced Credit Facility borrowings by $145.0 million as compared to December 31, 2022.
•Increased authorized Repurchase Program from $300 million to $400 million.
•Repurchased 459,087 shares for $32.9 million at a weighted average price of $71.61 per share.

2023 Production and Drilling Activity
Production Volumes

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Natural gas (Mcf/day)
Utica	718,815	761,810
SCOOP	225,592	162,654
Other	—	32
Total	944,408	924,496
Oil and condensate (Bbl/day)
Utica	590	697
SCOOP	4,139	2,928
Other	—	7
Total	4,729	3,632
NGL (Bbl/day)
Utica	2,690	2,183
SCOOP	11,406	8,111
Other	—	1
Total	14,096	10,294
Combined (Mcfe/day)
Utica	738,497	779,089
SCOOP	318,861	228,885
Other	1	77
Total	1,057,359	1,008,052
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 1,057.4 MMcfe per day during the three months ended March 31, 2023, as compared to 1,008.1 MMcfe per day during 2022. The 5% increase in production per day is largely the result of our 2022 development program and strong base production.
Utica. We spud six gross (5.3 net) wells in the Utica during the three months ended March 31, 2023, two of which were being drilled at March 31, 2023. We did not commence sales from any operated wells during the three months ended March 31, 2023.
As of April 26, 2023, we had one operated drilling rig running in the Utica.
SCOOP. We spud two gross (1.5 net) wells in the SCOOP during the three months ended March 31, 2023, one of which was being drilled at March 31, 2023. We did not commence sales from any operated wells during the three months ended March 31, 2023.
As of April 26, 2023, we did not have an operated drilling rig running in the SCOOP.

RESULTS OF OPERATIONS
Comparison of the Three Month Periods Ended March 31, 2023 and 2022
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate and NGL production, and related pricing for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Some totals below may not sum or recalculate due to rounding.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Natural gas sales
Natural gas production volumes (MMcf)	84,997	83,205
Natural gas production volumes (MMcf) per day	944	924
Total sales	$282,534	$405,212
Average price without the impact of derivatives ($/Mcf)	$3.32	$4.87
Impact from settled derivatives ($/Mcf)	$—	$(1.34)
Average price, including settled derivatives ($/Mcf)	$3.32	$3.53

Oil and condensate sales
Oil and condensate production volumes (MBbl)	426	327
Oil and condensate production volumes (MBbl) per day	5	4
Total sales	$30,714	$30,239
Average price without the impact of derivatives ($/Bbl)	$72.16	$92.51
Impact from settled derivatives ($/Bbl)	$(1.04)	$(24.91)
Average price, including settled derivatives ($/Bbl)	$71.12	$67.60

NGL sales
NGL production volumes (MBbl)	1,269	926
NGL production volumes (MBbl) per day	14	10
Total sales	$39,912	$45,284
Average price without the impact of derivatives ($/Bbl)	$31.46	$48.88
Impact from settled derivatives ($/Bbl)	$0.77	$(6.20)
Average price, including settled derivatives ($/Bbl)	$32.23	$42.68

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	95,162	90,725
Natural gas equivalents (MMcfe) per day	1,057	1,008
Total sales	$353,160	$480,735
Average price without the impact of derivatives ($/Mcfe)	$3.71	$5.30
Impact from settled derivatives ($/Mcfe)	$—	$(1.38)
Average price, including settled derivatives ($/Mcfe)	$3.71	$3.92

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.21	$0.19
Average taxes other than income ($/Mcfe)	$0.11	$0.14
Average transportation, gathering, processing and compression ($/Mcfe)	$0.92	$0.93
Total LOE, taxes other than income and midstream costs ($/Mcfe)	$1.24	$1.27

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	% Change
Natural gas	$282,534	$405,212	(30)%
Oil and condensate	30,714	30,239	2%
NGL	39,912	45,284	(12)%
Natural gas, oil and condensate and NGL sales	$353,160	$480,735	(27)%
The decrease in natural gas sales without the impact of derivatives when comparing the three months ended March 31, 2023, to the three months ended March 31, 2022 was due to a 32% decrease in realized natural gas prices, partially offset by a 2% increase in sales volumes. The realized price change was primarily driven by the decrease in the average Henry Hub gas index from $4.95 per Mcf in the three months ended March 31, 2022, to $3.42 per Mcf during the three months ended March 31, 2023.
The increase in oil and condensate sales without the impact of derivatives when comparing the three months ended March 31, 2023, to the three months ended March 31, 2022, was due to a 30% increase in sales volumes, partially offset by a 22% decrease in realized prices. The realized price change was driven by the decrease in the average WTI crude index from $94.29 per barrel in the three months ended March 31, 2022, to $76.13 per barrel during the three months ended March 31, 2023.
The decrease in NGL sales without the impact of derivatives when comparing the three months ended March 31, 2023, to the three months ended March 31, 2022, was due to a 36% decrease in realized prices, partially offset by a 37% increase in NGL sales volumes. The realized price change was driven by the decrease in the average Mont Belvieu NGL index from $54.24 per barrel in the three months ended March 31, 2022, to $35.24 per barrel during the three months ended March 31, 2023.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Natural gas derivatives - fair value gains (losses)	$374,148	$(619,319)
Natural gas derivatives - settlement losses	(173)	(111,157)
Total gains (losses) on natural gas derivatives	373,975	(730,476)

Oil derivatives - fair value gains (losses)	4,733	(29,853)
Oil derivatives - settlement losses	(443)	(8,144)
Total gains (losses) on oil derivatives	4,290	(37,997)

NGL derivatives - fair value losses	(1,186)	(14,333)
NGL derivatives - settlement gains (losses)	982	(5,745)
Total losses on NGL derivatives	(204)	(20,078)

Total gains (losses) on natural gas, oil and NGL derivatives	$378,061	$(788,551)
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The significant change in the total gain (loss) for the three months ended March 31, 2023 compared to 2022, was primarily the result of a significant decrease in futures pricing for oil, natural gas, and NGL. See Note 10 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	% Change
Lease operating expenses
Utica	$12,635	$13,188	(4)%
SCOOP	7,227	4,452	62%
Other	—	4	(100)%
Total lease operating expenses	$19,862	$17,644	13%

Lease operating expenses per Mcfe
Utica	$0.19	$0.19	1%
SCOOP	0.25	0.22	17%
Other	—	0.51	(100)%
Total lease operating expenses per Mcfe	$0.21	$0.19	7%
The increase in total and per unit LOE for the three months ended March 31, 2023 compared to 2022, was primarily the result of increased water hauling, compression and labor expenses throughout our SCOOP operations and non-operated expenses in the Utica.
Taxes Other Than Income (in thousands, except per unit)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	% Change
Production taxes	$8,052	$9,472	(15)%
Property taxes	1,845	1,893	(3)%
Other	798	1,103	(28)%
Total taxes other than income	$10,695	$12,468	(14)%
Total taxes other than income per Mcfe	$0.11	$0.14	(18)%
The decrease in total and per unit taxes other than income for the three months ended March 31, 2023 compared to 2022, was primarily related to a decrease in production taxes resulting from the decrease in our natural gas, oil and NGL revenues excluding the impact of hedges discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	% Change
Transportation, gathering, processing and compression	$87,617	$84,792	3%
Transportation, gathering, processing and compression per Mcfe	$0.92	$0.93	(1)%
Transportation, gathering, processing and compression for the three months ended March 31, 2023 compared to 2022 increased primarily as a result of our 5% increase in production.

Depreciation, Depletion and Amortization (in thousands, except per unit)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	% Change
Depreciation, depletion and amortization of oil and gas properties	$78,768	$61,942	27%
Depreciation, depletion and amortization of other property and equipment	326	342	(5)%
Total depreciation, depletion and amortization	$79,094	$62,284	27%
Depreciation, depletion and amortization per Mcfe	$0.83	$0.69	21%
The increase in total and per unit depreciation, depletion and amortization of our oil and gas properties for the three months ended March 31, 2023 compared to 2022, was primarily the result of our drilling and development activities subsequent to the first quarter of 2022.
General and Administrative Expenses (in thousands, except per unit)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	% Change
General and administrative expenses, gross	$17,075	$15,047	13%
Reimbursed from third parties	(3,219)	(3,198)	1%
Capitalized general and administrative expenses	(5,123)	(4,744)	8%
General and administrative expenses, net	$8,733	$7,105	23%
General and administrative expenses, net per Mcfe	$0.09	$0.08	17%
The increase in general and administrative expenses for the three months ended March 31, 2023 compared to 2022, was primarily driven by increases in employee headcount and legal expenses related to the continued administration of our Chapter 11 filing and settlement of firm transportation agreement as noted in Note 9 of our consolidated financial statements.
Restructuring costs
During the three months ended March 31, 2023, Gulfport recognized $1.9 million in personnel-related restructuring expenses associated with changes in the organizational structure and leadership team resulting from the appointment of Gulfport's new CEO in January 2023. Of these expenses, $0.5 million resulted from accelerated vesting of share-based grants, which are non-cash charges. As of March 31, 2023, there were no remaining employee termination liabilities for the impacted employees.
We expect to incur additional restructuring costs in the second quarter of 2023 as a result of the transition of our former Chief Financial Officer as well as additional organizational changes in April.

Interest Expense (in thousands, except per unit)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	% Change
Interest on 2026 Senior Notes	$11,000	$11,051	—%
Interest expense on Credit Facility	3,025	2,268	33%
Amortization of loan costs	528	665	(21)%
Capitalized interest	(824)	—	100%
Other	27	—	100%
Total interest expense	$13,756	$13,984	(2)%
Interest expense per Mcfe	$0.14	$0.15	(6)%
Interest expense on our Credit Facility increased 33% in the first three months of 2023 as compared to the same period of 2022 as a result of increased interest rates resulting from the current inflationary environment.
Other, net (in thousands)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	% Change
Other, net	$(14,223)	$(14,810)	(4)%
Other, net in the Company's consolidated statements of operations for the three months ended March 31, 2023, included $17.8 million related to the interim TC claim distribution as discussed in Note 9 of our consolidated financial statements. The timing and amount of any future distributions to Gulfport are not certain, and the total amount will be impacted by the liquidating trust's distributions and resolution of other remaining bankruptcy claims. Additionally, as discussed in Note 9 of our consolidated financial statements, Other, net included a $1 million cash payment to satisfy the Rover administrative claim.
Other, net in the Company's consolidated statements of operations for the three months ended March 31, 2022, included $11.5 million related to the initial TC claim distribution as discussed in Note 9 of our consolidated financial statements.
Income Taxes
We did not record any income tax expense for the three months ended March 31, 2023 or 2022, as a result of maintaining a full valuation allowance against our net deferred tax asset. We expect to continue a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or a significant portion of the allowance. However, given the Company's recent history of earnings, it is reasonably possible that sufficient positive evidence may become available within the next 12 months to adjust all or a significant portion of the current valuation allowance position. Exact timing and amount of the adjustment to the valuation allowance is unknown at this time. See Note 14 of our consolidated financial statements for further details of our valuation allowance.

Liquidity and Capital Resources
Overview. We strive to maintain sufficient liquidity to ensure financial flexibility, withstand commodity price volatility, fund our development projects, operations and capital expenditures and return capital to shareholders. We utilize derivative contracts to reduce the financial impact of commodity price volatility and provide a level of certainty to the Company's cash flows. We generally fund our operations, planned capital expenditures and any share repurchases with cash flow from our operating activities, cash on hand, and borrowings under our Credit Facility. Additionally, we may access debt and equity markets and sell properties to enhance our liquidity. There is no guarantee that the debt or equity capital markets will be available to us on acceptable terms or at all.
For the three months ended March 31, 2023, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, and our primary uses of cash have been for development of our oil and natural gas properties and share repurchases.
We believe our annual free cash flow generation, borrowing capacity under the Credit Facility and cash on hand will provide sufficient liquidity to fund our operations, capital expenditures, interest expense and share repurchases during the next 12 months.
To the extent actual operating results, realized commodity prices or uses of cash differ from our assumptions, our liquidity could be adversely affected. See Note 3 of our consolidated financial statements for further discussion of our debt obligations, including the principal and carrying amounts of our senior notes.
As of March 31, 2023, we had $3.5 million of cash and cash equivalents, no outstanding borrowings under our Credit Facility, $74.4 million of letters of credit outstanding, and $550 million of outstanding 2026 Senior Notes. Our total principal amount of funded debt as of March 31, 2023 was $550.0 million.
As of April 26, 2023 we had $45.5 million of cash and cash equivalents, no borrowings under our Credit Facility, $74.4 million of letters of credit outstanding, and $550 million of outstanding 2026 Senior Notes.
Debt. On October 14, 2021, we entered into the Third Amended and Restated Credit Agreement JPMorgan Chase Bank, N.A., as administrative agent, and various lender parties. The Existing Credit Facility provides for an aggregate maximum principal amount of up to $1.5 billion, an initial borrowing base of $850 million and an initial aggregate elected commitment amount of $700 million. The credit agreement also provides for a $175.0 million sublimit of the aggregate commitments that is available for the issuance of letters of credit.
On May 2, 2022, the Company completed its semi-annual borrowing base redetermination and entered into the Amendment to Borrowing Base Redetermination Agreement and First Amendment to our Credit Agreement, which amended the Existing Credit Facility. The amendment, among other things, (a) increased the borrowing base under the Credit Facility from $850 million to $1.0 billion with elected commitments remaining at $700 million, (b) amended certain covenants related to hedging to ease certain requirements and limitations and (c) amended the covenants governing restricted payments to (i) increased the Net Leverage Ratio allowing unlimited restricted payments from 1.00 to 1.00 to 1.25 to 1.00 and (ii) permitted additional restricted payments to redeem preferred equity until December 31, 2022 provided certain leverage, no event of default or borrowing base deficiency and availability tests are met and (d) provided for the transition from a LIBOR to a SOFR benchmark, with a 10 basis point credit spread adjustment for all tenors.
On October 31, 2022, the Company completed its semi-annual borrowing base redetermination and entered into the Borrowing Base Reaffirmation Agreement and Second Amendment to our Credit Agreement ("Amendment"), which amended the Existing Credit Facility (as amended, the "Credit Facility"). The Amendment, among other things, reconfirmed the borrowing base under the Credit Facility at $1.0 billion and the elected commitments at $700 million.
On May 1, 2023, the Company entered into that certain Joinder, Commitment Increase and Borrowing Base Redetermination Agreement, and Third Amendment to Credit Agreement (the “Third Amendment”) which amended the Company’s Existing Credit Facility (as amended, the “Credit Facility”). The Third Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility from $700 million to $900 million, (b) increased the borrowing base under the Credit Facility from $1 billion to $1.1 billion, (c) increased the excess cash threshold under the Credit Facility from $45 million to $75 million, and (d) extended the maturity date under the Credit Facility from October 14, 2025 to the earlier of (i) four years from the closing date of the Third Amendment and (ii) the 91st day prior to the maturity date of the 2026 Senior Notes or any other permitted senior notes or any permitted refinancing debt under the Credit Facility having an aggregate outstanding principal amount equal to or exceeding $100 million; provided that such notes have not be refinanced, redeemed or repaid in full on or prior to such 91st day.
Additionally, on the Emergence Date, pursuant to the terms of the Plan, we issued our 2026 Senior Notes. The 2026 Senior Notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries that guarantee the Credit Facility.
See Note 3 of our consolidated financial statements for additional discussion of our outstanding debt.
Preferred Dividends. As discussed in Note 4 of our consolidated financial statements, holders of preferred stock are entitled to receive cumulative quarterly dividends at a rate of 10% per annum of the Liquidation Preference with respect to cash dividends and 15% per annum of the Liquidation Preference with respect to dividends paid in kind as additional shares of preferred stock (“PIK Dividends”). We currently have the option to pay either cash dividends or PIK Dividends on a quarterly basis.
During the three months ended March, 31 2023, the Company paid $1.3 million of cash dividends to holders of our preferred stock.
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
Derivatives and Hedging Activities. Our results of operations and cash flows are impacted by changes in market prices for natural gas, oil and NGL. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. Our natural gas, oil and NGL derivative activities, when combined with our sales of natural gas, oil and NGL, allow us to predict with greater certainty the total revenue we will receive. See Item 3 Quantitative and Qualitative Disclosures About Market Risk for further discussion on the impact of commodity price risk on our financial position. Additionally, see Note 10 of our consolidated financial statements for further discussion of derivatives and hedging activities.
Capital Expenditures. Our capital expenditures have historically been related to the execution of our drilling and completion activities in addition to certain lease acquisition activities. Our capital investment strategy is focused on prudently developing our existing properties to generate sustainable cash flow considering current and forecasted commodity prices. For the three months ended March 31, 2023, the Company's incurred capital expenditures totaled $147.0 million, of which $127.2 million related to drilling and completion activity and $19.8 million related to leasehold and land investment.
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

Sources and Uses of Cash
The following table presents the major changes in cash and cash equivalents for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net cash provided by operating activities	$304,055	$253,696
Additions to oil and natural gas properties	(130,400)	(80,271)
Debt activity, net	(145,000)	(139,000)
Repurchases of common stock	(32,672)	(30,192)
Preferred stock dividends	(1,307)	(1,447)
Other	1,525	(148)
Net change in cash, cash equivalents and restricted cash	$(3,799)	$2,638
Cash, cash equivalents and restricted cash at end of period	$3,460	$5,898
Net cash provided by operating activities. Net cash flow provided by operating activities was $304.1 million for the three months ended March 31, 2023, as compared to $253.7 million for the three months ended March 31, 2022. The increase was primarily the result of a decrease in cash payments from settled derivative instruments due to decreased realized commodities pricing.
Additions to oil and natural gas properties. During the three months ended March 31, 2023, we spud six gross (5.3 net) operated wells in the Utica for an incurred cost of approximately $48.8 million. During the three months ended March 31, 2023, we spud two gross (1.5 net) operated wells in the SCOOP for an incurred cost of approximately $9.9 million.
Drilling and completion costs discussed above reflect incurred costs while drilling and completion costs presented in the table below reflect cash payments for drilling and completions. Incurred capital expenditures and cash capital expenditures may vary from period to period due to the cash payment cycle. Cash capital expenditures for the three months ended March 31, 2023 and 2022, were as follows (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$105,181	$70,360
Leasehold acquisitions	20,131	5,775
Other	5,088	4,136
Total oil and natural gas property expenditures	$130,400	$80,271
Debt activity, net. In the three months ended March 31, 2023, the Company had $168.0 million and $313.0 million in borrowings and repayments, respectively, on its Credit Facility. As of April 26, 2023 the Company had no borrowings outstanding on its Credit Facility.
Repurchases of common stock. During the three months ended March 31, 2023, the Company repurchased 459,087 shares for approximately $32.9 million under the Repurchase Program at a weighted average price of $71.61 per share. For the same period in 2022, the Company repurchased 438,082 shares for $35.5 million at a weighted average price of $81.06 per share. As of April 26, 2023, we repurchased 3.4 million shares for approximately $288.1 million under the Repurchase Program at a weighted average price of $84.38 per share.
Preferred stock dividends. During the three months ended March 31, 2023, the Company paid $1.3 million of cash dividends to holders of our preferred stock compared to $1.4 million in the three months ended March 31, 2022.

Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities, as discussed in Note 9 of our consolidated financial statements. There have been no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Off-balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2023, our material off-balance sheet arrangements and transactions include $74.4 million in letters of credit outstanding against our Credit Facility and $35.9 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily on certain firm transportation agreements. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 9 of our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Critical Accounting Policies and Estimates
As of March 31, 2023, there have been no significant changes in our critical accounting policies from those disclosed in our 2022 Annual Report on Form 10-K.

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
We determine the notional volume potentially subject to derivative contracts by reviewing our overall estimated future production levels, which are derived from extensive examination of existing producing reserve estimates and estimates of estimated production from new drilling. Production forecasts are updated at least monthly and adjusted if necessary to actual results and activity levels. We do not enter into derivative contracts for volumes in excess of our share of forecasted production, and if production estimates were lowered for future periods and derivative instruments are already executed for some volume above the new production forecasts, the positions are typically reversed. The actual fixed prices on our derivative instruments is derived from the reference prices from third-party indices such as NYMEX. All of our commodity derivative instruments are net settled based on the difference between the fixed price as stated in the contract and the floating-price, resulting in a net amount due to or from the counterparty.
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
We have determined the fair value of our derivative instruments utilizing established index prices, volatility curves, discount factors and option pricing models. These estimates are compared to counterparty valuations for reasonableness. Derivative transactions are also subject to the risk that counterparties will be unable to meet their obligations. This non-performance risk is considered in the valuation of our derivative instruments, but to date has not had a material impact on the values of our derivatives. The values we report in our financial statements are as of a point in time and subsequently change as these estimates are revised to reflect actual results, changes in market conditions and other factors. See Note 11 of our consolidated financial statements for further discussion of the fair value measurements associated with our derivatives.
As of March 31, 2023, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
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

•Call Options: We sell, and occasionally buy, call options in exchange for a premium. At the time of settlement, if the market price exceeds the fixed price of the call option, we pay the counterparty the excess on sold call options, and we would receive the excess on bought call options. If the market price settles below the fixed price of the call option, no payment is due from either party.
Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At March 31, 2023, we had a net asset derivative position of $29.8 million as compared to a net liability derivative position of $347.9 million as of December 31, 2022. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have increased our liability by approximately $117.3 million, while a 10% decrease in underlying commodity prices would have decreased our liability by approximately $112.9 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Interest Rate Risk. Our Credit Facility is structured under floating rate terms, as advances under these facilities may be in the form of either base rate loans or term benchmark loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States, or, if the term benchmark rates are elected, the term benchmark rates. At March 31, 2023, we had no outstanding borrowings under our Credit Facility which bore interest at a weighted average rate of 7.58% for the three months ended March 31, 2023. As of March 31, 2023, we did not have any interest rate swaps to hedge interest rate risks.

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
As of March 31, 2023, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures are effective.
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
The information with respect to this Item 1. Legal Proceedings is set forth in Note 9 of our consolidated financial statements.

ITEM 1A.	RISK FACTORS
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock or senior notes are described below and under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the three months ended March 31, 2023 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs(2)
January 1 - January 31	57,648	$74.50	57,102	$44,980,000
February 1 - February 28	186,313	$64.05	186,313	$33,047,000
March 1 - March 31	217,881	$77.37	215,672	$116,358,000
Total	461,842	$71.64	459,087
_____________________
(1)    We repurchased and canceled 546 and 2,209 shares of our common stock at a weighted average price of $79.54 and $76.01 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards during January and March 2023, respectively.
(2)    In February 2023 our Board of Directors approved an increase to the authorized stock repurchase program from $300 million to $400 million. The stock repurchase program extends through March 31, 2024. At March 31, 2023, there was approximately $116.4 million that may yet be repurchased under $400.0 million approved amount.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Buese Termination
William Buese resigned as Executive Vice President and Chief Financial Officer of the Company on April 1, 2023. Mr. Buese remained with the Company as an adviser until his termination on May 3, 2023. Pursuant to the terms of his existing employment agreement and in connection with the termination of his employment, Mr. Buese will receive (i) a payment of one times his current base salary and annual bonus in an amount of $940,000, (ii) a payment of the pro rata portion of his annual bonus for 2023 in an amount of $158,383.56, (iii) immediate vesting of all his unvested restricted stock units, (iv) pro rata vesting of all performance-based restricted stock units, (v) immediate vesting of any Company matching or other contributions to the Company’s non-qualified deferred compensation plans, (vi) lump sum payment of any PTO pay accrued but unused through the termination date and (vii) a lump sum payment equal to his monthly COBRA premium for a 12-month period, subject, in the case of items (i)-(v) above to his execution of and compliance with a customary waiver and release agreement.

ITEM 6.	EXHIBITS

INDEX OF EXHIBITS
		Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and its Debtor Subsidiaries, dated April 14, 2021.	8-K	001-19514	2.2	4/29/2021

3.1	Amended and Restated Certificate of Incorporation of Gulfport Energy Corporation.	8-K	000-19514	3.1	5/17/2021

3.2	Amended and Restated Bylaws of Gulfport Energy Corporation.	8-K	000-19514	3.2	5/17/2021

10.1+	Employment Agreement between Gulfport Energy Corporation and Michael Hodges.	8-K	000-19514	10.1	4/3/2023

10.2+	Indemnification Agreement, by and between Gulfport Energy Corporation and Michael Hodges.	8-K	000-19514	10.2	4/3/2023

10.3	Borrowing Base Reaffirmation Agreement and Third Amendment to Credit Agreement, dated as of May 1, 2023.					X

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

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
Date: May 3, 2023

GULFPORT ENERGY CORPORATION

By:	/s/ Michael Hodges
Michael Hodges Chief Financial Officer