Form 10-Q
period 2023-06-30
GULFPORT ENERGY CORP
filed 2023-08-02
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
 Yes  ☒    No  ☐
As of July 27, 2023, 18,678,638 shares of the registrant’s common stock were outstanding.

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

Credit Facility. The Existing Credit Facility, as amended by the Joinder, Commitment Increase and Borrowing Base Redetermination Agreement, and Third Amendment to Credit Agreement dated as of May 1, 2023.

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

Existing Credit Facility. The Third and Restated Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and various lender parties, providing for a new money senior secured reserve-based revolving credit facility effective as of October 14, 2021, as amended to date.

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

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$5,269	$7,259
Accounts receivable—oil, natural gas, and natural gas liquids sales	92,104	278,404
Accounts receivable—joint interest and other	17,883	21,478
Prepaid expenses and other current assets	6,453	7,621
Short-term derivative instruments	140,686	87,508
Total current assets	262,395	402,270
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	2,695,104	2,418,666
Unproved properties	188,461	178,472
Other property and equipment	7,419	6,363
Total property and equipment	2,890,984	2,603,501
Less: accumulated depletion, depreciation and amortization	(705,153)	(545,771)
Total property and equipment, net	2,185,831	2,057,730
Other assets:
Long-term derivative instruments	54,308	26,525
Operating lease assets	20,600	26,713
Other assets	32,590	21,241
Total other assets	107,498	74,479
Total assets	$2,555,724	$2,534,479

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$307,720	$437,384
Short-term derivative instruments	59,367	343,522
Current portion of operating lease liabilities	12,756	12,414
Total current liabilities	379,843	793,320
Non-current liabilities:
Long-term derivative instruments	61,557	118,404
Asset retirement obligation	33,638	33,171
Non-current operating lease liabilities	7,844	14,299
Long-term debt	648,267	694,155
Total non-current liabilities	751,306	860,029
Total liabilities	$1,131,149	$1,653,349
Commitments and contingencies (Note 9)
Mezzanine Equity:
Preferred stock - $0.0001 par value, 110.0 thousand shares authorized, 46.5 thousand issued and outstanding at June 30, 2023, and 52.3 thousand issued and outstanding at December 31, 2022	46,459	52,295
Stockholders’ Equity:
Common stock - $0.0001 par value, 42.0 million shares authorized, 18.7 million issued and outstanding at June 30, 2023, and 19.1 million issued and outstanding at December 31, 2022	2	2
Additional paid-in capital	384,082	449,243
Common stock held in reserve, 62 thousand shares at June 30, 2023, and 62 thousand shares at December 31, 2022	(1,996)	(1,996)
Retained Earnings	996,028	381,872
Treasury stock, at cost - no shares at June 30, 2023, and 3.9 thousand shares at December 31, 2022	—	(286)
Total stockholders’ equity	$1,378,116	$828,835
Total liabilities, mezzanine equity and stockholders’ equity	$2,555,724	$2,534,479
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
REVENUES:
Natural gas sales	$159,246	$539,090
Oil and condensate sales	22,602	45,009
Natural gas liquid sales	26,070	54,106
Net gain (loss) on natural gas, oil and NGL derivatives	96,788	(172,871)
Total revenues	304,706	465,334
OPERATING EXPENSES:
Lease operating expenses	16,155	14,239
Taxes other than income	7,938	16,682
Transportation, gathering, processing and compression	85,664	87,752
Depreciation, depletion and amortization	80,148	62,602
General and administrative expenses	8,611	8,271
Restructuring costs	2,893	—
Accretion expense	714	692
Total operating expenses	202,123	190,238
INCOME FROM OPERATIONS	102,583	275,096
OTHER EXPENSE (INCOME):
Interest expense	13,727	14,234
Other, net	(4,831)	4,282
Total other expense	8,896	18,516
INCOME BEFORE INCOME TAXES	93,687	256,580
Income tax expense	—	—
NET INCOME	$93,687	$256,580
Dividends on preferred stock	$(1,278)	$(1,380)
Participating securities - preferred stock	$(14,044)	$(39,590)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$78,365	$215,610

NET INCOME PER COMMON SHARE:
Basic	$4.23	$10.42
Diluted	$4.18	$10.34
Weighted average common shares outstanding—Basic	18,518	20,684
Weighted average common shares outstanding—Diluted	18,805	20,877

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
REVENUES:
Natural gas sales	$441,780	$944,302
Oil and condensate sales	53,316	75,248
Natural gas liquid sales	65,982	99,390
Net gain (loss) on natural gas, oil and NGL derivatives	474,849	(961,422)
Total revenues	1,035,927	157,518
OPERATING EXPENSES:
Lease operating expenses	36,017	31,883
Taxes other than income	18,633	29,150
Transportation, gathering, processing and compression	173,281	172,544
Depreciation, depletion and amortization	159,242	124,886
General and administrative expenses	17,344	15,376
Restructuring costs	4,762	—
Accretion expense	1,478	1,384
Total operating expenses	410,757	375,223
INCOME (LOSS) FROM OPERATIONS	625,170	(217,705)
OTHER EXPENSE (INCOME):
Interest expense	27,483	28,218
Other, net	(19,054)	(10,528)
Total other expense	8,429	17,690
INCOME (LOSS) BEFORE INCOME TAXES	616,741	(235,395)
Income tax expense	—	—
NET INCOME (LOSS)	$616,741	$(235,395)
Dividends on preferred stock	$(2,585)	$(2,828)
Participating securities - preferred stock	$(92,611)	$—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$521,545	$(238,223)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$27.91	$(11.36)
Diluted	$27.60	$(11.36)
Weighted average common shares outstanding—Basic	18,688	20,961
Weighted average common shares outstanding—Diluted	18,930	20,961
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	21,537	$2	(938)	$(30,216)	$—	$692,521	$(112,829)	$549,478
Net loss	—	—	—	—	—	—	(491,975)	(491,975)
Conversion of preferred stock	1	—	—	—	—	18	—	18
Stock compensation	—	—	—	—	—	1,755	—	1,755
Repurchase of common stock under Repurchase Program	(378)	—	—	—	(5,318)	(30,194)	—	(35,512)
Issuance of common stock held in reserve	—	—	876	28,220	—	—	—	28,220
Issuance of restricted stock, net of shares withheld for income taxes	2	—	—	—	—	(80)	—	(80)
Dividends on preferred stock	—	—	—	—	—	(1,447)	—	(1,447)
Balance at March 31, 2022	21,162	$2	(62)	$(1,996)	$(5,318)	$662,573	$(604,804)	$50,457
Net income	—	—	—	—	—	—	256,580	256,580
Conversion of preferred stock	342	—	—	—	—	4,706	—	4,706
Stock compensation	—	—	—	—	—	2,145	—	2,145
Issuance of restricted stock, net of shares withheld for income taxes	8	—	—	—	—	(325)	—	(325)
Repurchase of common stock under Repurchase Program	(1,382)	—	—	—	(2,491)	(125,019)	—	(127,510)
Dividends on preferred stock	—	—	—	—	—	(1,380)	—	(1,380)
Balance at June 30, 2022	20,130	$2	(62)	$(1,996)	$(7,809)	$542,700	$(348,224)	$184,673

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY CONTINUED
(In thousands)
(Unaudited)

			Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	19,097	$2	(62)	$(1,996)	$(286)	$449,243	$381,872	$828,835
Net income	—	—	—	—	—	—	523,054	523,054
Stock compensation	—	—	—	—	—	3,069	—	3,069
Repurchase of common stock under Repurchase Program	(457)	—	—	—	(201)	(33,001)	—	(33,202)
Issuance of restricted stock, net of shares withheld for income taxes	3	—	—	—	—	(287)	—	(287)
Dividends on preferred stock	—	—	—	—	—	—	(1,307)	(1,307)
Balance at March 31, 2023	18,643	$2	(62)	$(1,996)	$(487)	$419,024	$903,619	$1,320,162
Net income	—	—	—	—	—	—	93,687	93,687
Conversion of preferred stock	431	—	—	—	—	5,836	—	5,836
Stock compensation	—	—	—	—	—	3,834	—	3,834
Repurchase of common stock under Repurchase Program	(448)	—	—	—	487	(43,117)	—	(42,630)
Issuance of restricted stock, net of shares withheld for income taxes	32	—	—	—	—	(1,493)	—	(1,493)
Dividends on preferred stock	—	—	—	—	—	(2)	(1,278)	(1,280)
Balance at June 30, 2023	18,658	$2	(62)	$(1,996)	$—	$384,082	$996,028	$1,378,116
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash flows from operating activities:
Net income (loss)	$616,741	$(235,395)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	159,242	124,886
Net (gain) loss on derivative instruments	(474,849)	961,422
Net cash receipts (payments) on settled derivative instruments	52,886	(433,466)
Other, net	9,227	5,071
Changes in operating assets and liabilities, net	48,159	(39,318)
Net cash provided by operating activities	411,406	383,200
Cash flows from investing activities:
Additions to oil and natural gas properties	(283,406)	(181,787)
Proceeds from sale of oil and natural gas properties	2,648	580
Other, net	(835)	(58)
Net cash used in investing activities	(281,593)	(181,265)
Cash flows from financing activities:
Principal payments on Credit Facility	(518,000)	(836,000)
Borrowings on Credit Facility	472,000	796,000
Debt issuance costs and loan commitment fees	(6,920)	(169)
Dividends on preferred stock	(2,587)	(2,828)
Repurchase of common stock under Repurchase Program	(74,516)	(155,212)
Other, net	(1,780)	(405)
Net cash used in financing activities	(131,803)	(198,614)
Net (decrease) increase in cash and cash equivalents	(1,990)	3,321
Cash and cash equivalents at beginning of period	7,259	3,260
Cash and cash equivalents at end of period	$5,269	$6,581
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the financial position and periods as of and for the six months ended June 30, 2023, and the six months ended June 30, 2022. The Company's annual report on Form 10-K for the year ended December 31, 2022, should be read in conjunction with this Form 10-Q. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our wholly-owned subsidiaries. Intercompany accounts and balances have been eliminated. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Revenue payable and suspense	$149,232	$222,721
Accounts payable	59,382	37,807
Accrued transportation, gathering, processing and compression	34,135	56,138
Accrued capital expenditures	30,640	36,464
Accrued contract rejection damages and shares held in reserve	1,996	40,996
Other accrued liabilities	32,335	43,258
Total accounts payable and accrued liabilities	$307,720	$437,384
Other, net (in thousands)
Other, net in the Company's consolidated statements of operations for the six months ended June 30, 2023, included $17.8 million related to the interim TC claim distribution and a $1 million administrative payment to Rover as part of the executed settlement. The distribution and settlement is more fully described in Note 9. The timing and amount of any future distributions to Gulfport are not certain, and the total amount will be impacted by the liquidating trust's distributions and resolution of other remaining bankruptcy claims. Additionally, Other, net included a $5.0 million recoupment of previously placed collateral for certain firm transportation commitments during our Chapter 11 filing.
Other, net in the Company's consolidated statements of operations for six months ended June 30, 2022, included $11.5 million related to the TC claim distribution received as discussed in Note 9. Additionally, Other, net included a $5.1 million payment to settle certain gas imbalance positions and a $5.2 million receipt of funds from a litigation settlement.

Supplemental Cash Flow and Non-Cash Information (in thousands)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Supplemental disclosure of cash flow information:
Interest payments, net of amounts capitalized	$26,122	$26,386
Changes in operating assets and liabilities, net:
Accounts receivable - oil and natural gas sales	$186,300	$(84,043)
Accounts receivable - joint interest and other	$3,595	$(4,111)
Accounts payable and accrued liabilities	$(140,832)	$44,045
Prepaid expenses	$(973)	$3,385
Other assets	$69	$1,406
Total changes in operating assets and liabilities, net	$48,159	$(39,318)
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$1,861	$1,326
Asset retirement obligation capitalized	$73	$18
Asset retirement obligation removed due to divestiture	$(919)	$(7)
Release of common stock held in reserve	$—	$28,220
Interest capitalized	$1,839	$—
2.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A are as follows (in thousands):

	June 30, 2023	December 31, 2022
Proved oil and natural gas properties	$2,695,104	$2,418,666
Unproved properties	188,461	178,472
Other depreciable property and equipment	7,033	5,977
Land	386	386
Total property and equipment	2,890,984	2,603,501
Accumulated DD&A	(705,153)	(545,771)
Property and equipment, net	$2,185,831	$2,057,730
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. The Company did not record an impairment of its oil and natural gas properties for the three or six months ended June 30, 2023 or 2022.
Certain general and administrative costs are capitalized to the full cost pool and represent management’s estimate of costs incurred directly related to exploration and development activities. All general and administrative costs not capitalized are charged to expense as they are incurred. Capitalized general and administrative costs were approximately $5.4 million and $10.5 million, for the three and six months ended June 30, 2023, respectively, and $5.0 million and $9.7 million for the three and six months ended June 30, 2022, respectively.
The Company evaluates the costs excluded from its amortization calculation at least annually. Individually insignificant unevaluated properties are grouped for evaluation and periodically transferred to evaluated properties over a timeframe consistent with their expected development schedule.

The following table summarizes the Company’s non-producing properties excluded from amortization by area (in thousands):

	June 30, 2023	December 31, 2022
Utica	$159,412	$147,370
SCOOP	29,049	31,102
Total unproved properties	$188,461	$178,472
Asset Retirement Obligation
The following table provides a reconciliation of the Company’s asset retirement obligation for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Asset retirement obligation, beginning of period	$33,171	$28,264
Liabilities incurred	73	22
Liabilities settled	(165)	—
Liabilities removed due to divestitures	(919)	(7)
Accretion expense	1,478	1,384
Total asset retirement obligation, end of period	$33,638	$29,663
3.DEBT
Debt consisted of the following items as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
8.0% senior unsecured notes due 2026	$550,000	$550,000
Credit Facility due 2027	99,000	145,000
Net unamortized debt issuance costs	(733)	(845)
Total debt, net	648,267	694,155
Less: current maturities of long-term debt	—	—
Total long-term debt, net	$648,267	$694,155
Credit Facility
On October 14, 2021, the Company entered into the Existing Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent, and various lender parties. The Existing Credit Facility provided for an aggregate maximum principal amount of up to $1.5 billion. The Existing Credit Facility also provides for a $175.0 million sublimit of the aggregate commitments that is available for the issuance of letters of credit.
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
On October 31, 2022, the Company completed its semi-annual borrowing base redetermination and entered into the Borrowing Base Reaffirmation Agreement and Second Amendment to our Credit Agreement, which amended the Existing Credit Facility. The amendment, among other things, reconfirmed the borrowing base under the Credit Facility at $1.0 billion and the elected commitments at $700 million.
On May 1, 2023, the Company entered into that certain Joinder, Commitment Increase and Borrowing Base Redetermination Agreement, and Third Amendment to Credit Agreement (the “Third Amendment”) which amended the Company’s Existing Credit Facility (as amended, the “Credit Facility”). The Third Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility from $700 million to $900 million, (b) increased the borrowing base under the Credit Facility from $1 billion to $1.1 billion, (c) increased the excess cash threshold under the Credit Facility from $45 million to $75 million, and (d) extended the maturity date under the Credit Facility from October 14, 2025 to the earlier of (i) May 1, 2027 and (ii) the 91st day prior to the maturity date of the 2026 Senior Notes or any other permitted senior notes or any permitted refinancing debt under the Credit Facility having an aggregate outstanding principal amount equal to or exceeding $100 million; provided that such notes have not be refinanced, redeemed or repaid in full on or prior to such 91st day.
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
As of June 30, 2023, the Company had $99.0 million outstanding borrowings under the Credit Facility, $74.4 million in letters of credit outstanding and was in compliance with all covenants under the credit agreement.
For the three and six months ended June 30, 2023, the Credit Facility bore interest at a weighted average rate of 8.13% and 7.85%, respectively.

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
Capitalization of Interest
The Company capitalized $1.0 million and $1.8 million in interest expense for the three and six months ended June 30, 2023, respectively. The Company did not capitalize interest expense for the three and six months ended June 30, 2022.
Fair Value of Debt
At June 30, 2023, the carrying value of the outstanding debt represented by the 2026 Senior Notes was $549.3 million. Based on the quoted market prices (Level 1), the fair value of the 2026 Senior Notes was determined to be $554.3 million at June 30, 2023.
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
Each holder of shares of preferred stock has the right (the “Conversion Right”), at its option and at any time, to convert all or a portion of the shares of preferred stock that it holds into a number of shares of common stock equal to the quotient obtained by dividing (x) the product obtained by multiplying (i) the Liquidation Preference times (ii) an amount equal to one (1) plus the Per Share Makewhole Amount (as defined in the Preferred Terms) on the date of conversion, by (y) $14.00 per share (as may be adjusted under the Preferred Terms). The shares of preferred stock outstanding at June 30, 2023 would convert to approximately 3.3 million shares of common stock if all holders of preferred stock exercised their Conversion Right.

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
Dividends and Conversions
During the three and six months ended June 30, 2023, the Company paid $1.3 million and $2.6 million, respectively, of cash dividends to holders of our preferred stock.
The following table summarizes activity of the Company’s preferred stock for the six months ended June 30, 2023:

Preferred stock at December 31, 2022	52,295
Conversion of preferred stock	(5,836)
Preferred stock at June 30, 2023	46,459
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
In January 2022, approximately 876,000 shares in the Disputed Claims Reserve at December 31, 2021 were issued to certain claimants. As of June 30, 2023, approximately 62,000 shares continue to be held in the Disputed Claims Reserve and may be issued upon finalization of remaining claims.

Common Stock Offering
On June 26, 2023, Gulfport completed an underwritten public offering of 1.5 million shares of its common stock by certain stockholders at a price to the public of $95.00 per share. Gulfport did not sell any of its common stock as part of this offering and did not receive any proceeds from the sale of the shares sold by the selling stockholders.
Concurrent with the closing of the offering, Gulfport purchased 263,158 shares of its common stock at $95.00 per share. The repurchase is part of the Company's existing $400 million share repurchase program discussed below.
Share Repurchase Program
In November 2021 the Company's Board of Directors approved the Repurchase Program to acquire up to $100 million of common stock and subsequently increased the authorization to $300 million, extending through June 30, 2023. On February 27, 2023, the Board of Directors approved an increase to the authorization up to $400 million. The additional $100 million authorization expires on March 31, 2024. Purchases under the Repurchase Program may be made from time to time in open market or privately negotiated transactions, and will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares of common stock. The Company intends to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund its capital development program. The Repurchase Program may be suspended from time to time, modified, extended or discontinued by the Board of Directors at any time.
The following table summarizes activity under the Repurchase Program for the six months ended June 30, 2023 (number of shares and dollar value of shares purchased shown in thousands):

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid Per Share
First quarter 2023	459	$32,873	$71.61
Second quarter 2023	442	41,358	93.67
Total	901	$74,231	$82.42
6.STOCK-BASED COMPENSATION
As of the Emergence Date, the Board of Directors adopted the Incentive Plan with a share reserve equal to 2.8 million shares of common stock. The Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and performance awards or any combination of the foregoing. The Company has granted both restricted stock units and performance vesting restricted stock units to employees and directors pursuant to the Incentive Plan, as discussed below. During the three and six months ended June 30, 2023, the Company's stock-based compensation expense was $3.0 million and $5.6 million, of which the Company capitalized $1.0 million and $1.9 million, respectively, relating to its exploration and development efforts. During the three and six months ended June 30, 2022, the Company's stock-based compensation expense was $2.1 million and $3.9 million, of which the Company capitalized $0.7 million and $1.3 million, respectively, relating to its exploration and development efforts. Stock compensation expense, net of the amounts capitalized, is included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2023, the Company has awarded an aggregate of approximately 362,572 restricted stock units and approximately 274,624 performance vesting restricted stock units under the Incentive Plan.

The following tables summarizes activity for the six months ended June 30, 2023 and 2022:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2023	197,772	$77.49	190,804	$52.15
Granted	43,415	77.84	68,726	56.57
Vested	(11,608)	70.86	—	—
Forfeited/canceled	(971)	87.68	(5,069)	47.67
Unvested shares as of March 31, 2023	228,608	$77.85	254,461	$53.43
Granted	55,041	94.53	15,094	66.66
Vested	(43,088)	86.28	—	—
Forfeited/canceled	(1,401)	89.08	(10,731)	50.69
Unvested shares as of June 30, 2023	239,160	$80.10	258,824	$54.32

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2022	198,413	$66.04	153,138	$48.54
Granted	2,154	73.83	—	—
Vested	(3,074)	65.75	—	—
Forfeited/canceled	(1,157)	66.89	—	—
Unvested shares as of March 31, 2022	196,336	$67.16	153,138	$48.54
Granted	76,038	97.55	37,666	66.82
Vested	(10,817)	63.53	—	—
Forfeited/canceled	(3,752)	75.70	—	—
Unvested shares as of June 30, 2022	257,805	$75.37	190,804	$52.15
Restricted Stock Units
Restricted stock units awarded under the Incentive Plan generally vest over a period of 3 or 4 years in the case of employees and 4 years in the case of directors upon the recipient meeting applicable service requirements. Stock-based compensation expense is recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of the grant. Unrecognized compensation expense as of June 30, 2023, was $15.7 million. The expense is expected to be recognized over a weighted average period of 2.23 years.
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

The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of awards granted during the six months ended June 30, 2023:

Grant date	January 24, 2023	March 3, 2023	April 3, 2023
Forecast period (years)	3	3	3
Risk-free interest rates	3.88%	4.64%	3.79%
Implied equity volatility	87.2%	86.4%	70.8%
Stock price on the date of grant	$72.99	$82.20	$79.50
Unrecognized compensation expense as of June 30, 2023, related to performance vesting restricted shares was $7.4 million. The expense is expected to be recognized over a weighted average period of 1.99 years.
7.RESTRUCTURING COSTS
During the three and six months ended June 30, 2023, Gulfport recognized $2.9 million and $4.8 million, respectively, in personnel-related restructuring expenses associated with changes in the organizational structure and leadership team resulting from the appointment of Gulfport's new CEO in January 2023. Of these expenses, $0.8 million and $1.3 million, for the three and six months ended June 30, 2023, respectively, resulted from accelerated vesting of certain share-based grants, which are non-cash charges. As of June 30, 2023, there were no remaining employee termination liabilities for the impacted employees.
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
There were 0.3 million and 0.2 million shares of restricted stock that were considered dilutive for the three and six months ended June 30, 2023, respectively. There were 0.2 million shares of restricted stock that were considered dilutive for the three months ended June 30, 2022. There were no shares of restricted stock that were considered dilutive for the six months ended June 30, 2022. There were 3.3 million potential shares of common stock issuable due to the Company's convertible preferred stock for each of the three and six months ended June 30, 2023. There were 3.8 million potential shares of common stock issuable due to the Company's convertible preferred stock for each of the three and six months ended June 30, 2022. There were 0.2 million shares of restricted stock that were considered anti-dilutive during the six months ended June 30, 2022.

Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the tables below (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Net income	$93,687	$256,580
Dividends on preferred stock	(1,278)	(1,380)
Participating securities - preferred stock(1)	(14,044)	(39,590)
Net income attributable to common stockholders	$78,365	$215,610
Re-allocation of participating securities	182	310
Diluted net income attributable to common stockholders	$78,547	$215,920
Basic Shares	18,518	20,684
Dilutive Shares	18,805	20,877
Basic EPS	$4.23	$10.42
Dilutive EPS	$4.18	$10.34
_____________________
(1)    Preferred stock represents participating securities because it participates in any dividends on shares of common stock on a pari passu, pro rata basis. However, preferred stock does not participate in undistributed net losses.

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net income (loss)	$616,741	$(235,395)
Dividends on preferred stock	(2,585)	(2,828)
Participating securities - preferred stock(1)	(92,611)	—
Net income (loss) attributable to common stockholders	$521,545	$(238,223)
Re-allocation of participating securities	1,008	—
Diluted net income (loss) attributable to common stockholders	$522,553	$(238,223)
Basic Shares	18,688	20,961
Dilutive Shares	18,930	20,961
Basic EPS	$27.91	$(11.36)
Dilutive EPS	$27.60	$(11.36)
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

A summary of these commitments at June 30, 2023, are set forth in the table below (in thousands):

Remaining 2023	$113,028
2024	218,797
2025	137,795
2026	134,324
2027	136,492
Thereafter	737,104
Total	$1,477,540
Other Operational Commitments
The Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. The Company's commitment to purchase these materials spans 2023 and 2024, with approximately $39.6 million remaining in 2023 and $31.2 million for 2024.
Contingencies
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

The Company has been named as a defendant in three separate complaints, two filed by Siltstone Resources, LLC, and the third filed by the Ohio Public Works Commission (OPWC) (together, the "Complaints"). The Complaints all arise from restrictive covenants in favor of OPWC generally prohibiting any transfer and any use inconsistent with a green park space. OPWC filed crossclaims against Gulfport in the Siltstone matters alleging that the transfer of the mineral rights and the development of oil and gas on the property violated these restrictive covenants. On June 19, 2018, October 25, 2019, and March 15, 2019, each trial court in the Complaints entered judgment in favor of the Company and other defendants, finding the restrictive covenants only applied to the surface estate. OPWC appealed each judgement to the respective Ohio Courts of Appeal where the trial court decisions were reversed in favor of OPWC. The Company and certain other parties to the Complaints appealed the appellate court decisions to the Ohio Supreme Court. On February 23, 2022, the Ohio Supreme Court affirmed the first appellate decision and remanded the case back to the trial court. On December 27, 2022, the Ohio Supreme Court affirmed the other two complaints and remanded the matters back to the trial court. OPWC is seeking both injunctive relief to enforce the restrictive covenants and equitable relief. Liquidated damages were successfully discharged in the Company’s Chapter 11 proceedings through May 17, 2021. On July 18, 2023, OPWC filed a notice with the court stating that it will no longer be pursuing claims for injunctive relief.
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
The volume of production subject to commodity derivative instruments and the mix of the instruments are frequently evaluated and adjusted by management in response to changing market conditions. Gulfport may enter into commodity derivative contracts up to limitations set forth in its Credit Facility. The Company generally enters into commodity derivative contracts for approximately 30% to 70% of its forecasted current year annual production by the end of the first quarter of each fiscal year. The Company typically enters into commodity derivative contracts for the next 12 to 36 months. Gulfport does not enter into commodity derivative contracts for speculative purposes.
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
The Company has entered into natural gas, crude oil and NGL fixed price swap contracts based off the NYMEX Henry Hub, NYMEX WTI and Mont Belvieu C3 indices. Below is a summary of the Company’s open fixed price swap positions as of June 30, 2023.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2023	NYMEX Henry Hub	250,000	$4.12
2024	NYMEX Henry Hub	304,973	$4.08
2025	NYMEX Henry Hub	110,000	$4.09

Oil		(Bbl/d)	($/Bbl)
Remaining 2023	NYMEX WTI	3,000	$74.47

NGL		(Bbl/d)	($/Bbl)
Remaining 2023	Mont Belvieu C3	3,000	$38.07

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
The Company has entered into natural gas costless collars based off the NYMEX Henry Hub natural gas index. Below is a summary of the Company's costless collar positions as of June 30, 2023.

	Index	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)	($/MMBtu)
Remaining 2023	NYMEX Henry Hub	285,000	$2.93	$4.78
2024	NYMEX Henry Hub	180,000	$3.43	$5.49
2025	NYMEX Henry Hub	60,000	$3.67	$4.65
From time to time, the Company has sold natural gas call options in exchange for a premium, and used the associated premiums received to enhance the fixed price for a portion of the fixed price natural gas swaps. Each sold call option has an established ceiling price. If at the time of settlement the referenced settlement price exceeds the ceiling price, the Company pays its counterparty an amount equal to the difference between the referenced settlement price and the price ceiling multiplied by the hedged contract volumes. No payment is due from either party if the referenced settlement price is below the price ceiling. Below is a summary of the Company's open sold call option positions as of June 30, 2023.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2023	NYMEX Henry Hub	407,925	$3.21
2024	NYMEX Henry Hub	202,000	$3.33
2025	NYMEX Henry Hub	193,315	$5.80
In addition, the Company has entered into natural gas basis swap positions. These instruments are arrangements that guarantee a fixed price differential to NYMEX Henry Hub from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged community. As of June 30, 2023, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas			(MMBtu/d)	($/MMBtu)
Remaining 2023	Rex Zone 3	NYMEX Plus Fixed Spread	140,000	$(0.22)
Remaining 2023	NGPL TXOK	NYMEX Plus Fixed Spread	80,000	$(0.35)
Remaining 2023	TETCO M2	NYMEX Plus Fixed Spread	210,000	$(0.91)
2024	Rex Zone 3	NYMEX Plus Fixed Spread	90,000	$(0.15)
2024	NGPL TXOK	NYMEX Plus Fixed Spread	60,000	$(0.31)
2024	TETCO M2	NYMEX Plus Fixed Spread	89,945	$(0.91)

Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Short-term derivative asset	$140,686	$87,508
Long-term derivative asset	54,308	26,525
Short-term derivative liability	(59,367)	(343,522)
Long-term derivative liability	(61,557)	(118,404)
Total commodity derivative position	$74,070	$(347,893)
Gains and Losses
The following table presents the gain and loss recognized in net gain (loss) on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Net gain (loss) on derivative instruments
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Natural gas derivatives - fair value gains	$37,792	$121,659
Natural gas derivatives - settlement gains (losses)	49,444	(288,936)
Total gains (losses) on natural gas derivatives	87,236	(167,277)

Oil derivatives - fair value gains	2,258	4,383
Oil derivatives - settlement gains (losses)	369	(14,281)
Total gains (losses) on oil and condensate derivatives	2,627	(9,898)

NGL derivatives - fair value gains	4,218	9,506
NGL derivatives - settlement gains (losses)	2,707	(5,202)
Total gains on NGL derivatives	6,925	4,304

Total gains (losses) on natural gas, oil and NGL derivatives	$96,788	$(172,871)

	Net gain (loss) on derivative instruments
	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Natural gas derivatives - fair value gains (losses)	$411,940	$(497,660)
Natural gas derivatives - settlement gains (losses)	49,271	(400,093)
Total gains (losses) on natural gas derivatives	461,211	(897,753)

Oil derivatives - fair value gains (losses)	6,990	(25,470)
Oil derivatives - settlement gains (losses)	(74)	(22,425)
Total gains (losses) on oil and condensate derivatives	6,916	(47,895)

NGL derivatives - fair value gains (losses)	3,033	(4,827)
NGL derivatives - settlement gains (losses)	3,689	(10,947)
Total gains (losses) on NGL derivatives	6,722	(15,774)

Total gains (losses) on natural gas, oil and NGL derivatives	$474,849	$(961,422)
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

	As of June 30, 2023
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$194,994	$(73,391)	$121,603
Derivative liabilities	$(120,924)	$73,391	$(47,533)

	As of December 31, 2022
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$114,033	$(80,345)	$33,688
Derivative liabilities	$(461,926)	$80,345	$(381,581)
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
Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$194,994	$—
Contingent consideration arrangement	—	—	3,100
Total assets	$—	$194,994	$3,100
Liabilities:
Derivative instruments	$—	$120,924	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$114,033	$—
Contingent consideration arrangement	—	—	4,900
Total assets	$—	$114,033	$4,900
Liabilities:
Derivative instruments	$—	$461,926	$—
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

The Company's SCOOP water infrastructure sale, which closed in the first quarter of 2020, included a contingent consideration arrangement. As of June 30, 2023, the fair value of the contingent consideration was $3.1 million, of which all $3.1 million is included in other assets in the accompanying consolidated balance sheets. The fair value of the contingent consideration arrangement is calculated using discounted cash flow techniques and is based on internal estimates of the Company's future development program and water production levels. Given the unobservable nature of the inputs, the fair value measurement of the contingent consideration arrangement is deemed to use Level 3 inputs. The Company has elected the fair value option for this contingent consideration arrangement and, therefore, records changes in fair value in earnings. The Company recognized a $0.1 million loss for the three months ended June 30, 2023 with respect to this contingent consideration arrangement. The Company recognized losses of a $1.2 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively, with respect to this contingent consideration arrangement. These fair value changes are included in other expense (income) in the accompanying consolidated statements of operations.
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
12.REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition
The Company’s revenues are primarily derived from the sale of natural gas, oil condensate and NGL. These sales are recognized in the period that the performance obligations are satisfied. The Company generally considers the delivery of each unit (MMBtu or Bbl) to be separately identifiable and represents a distinct performance obligation that is satisfied at the time control of the product is transferred to the customer. Revenue is measured based on consideration specified in the contract with the customer, and excludes any amounts collected on behalf of third parties. These contracts typically include variable consideration that is based on pricing tied to market indices and volumes delivered in the current month. As such, this market pricing may be constrained (i.e., not estimable) at the inception of the contract but will be recognized based on the applicable market pricing, which will be known upon transfer of the goods to the customer. The payment date is usually within 30 days of the end of the calendar month in which the commodity is delivered.
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $92.1 million and $278.4 million as of June 30, 2023 and December 31, 2022, respectively, and are reported in accounts receivable - oil and natural gas sales, and natural gas liquids sales in the accompanying consolidated balance sheets. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
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
The Company has entered into contracts for drilling rigs with varying terms with third parties to ensure operational continuity, cost control and rig availability in its operations. The Company has concluded its drilling rig contracts are operating leases as the assets are identifiable and the Company has the right to control the identified assets. At June 30, 2023, the Company had one active long-term drilling rig contract.
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

Future amounts due under operating lease liabilities as of June 30, 2023 were as follows (in thousands):

Remaining 2023	$6,866
2024	13,439
2025	836
2026	561
2027	10
Total lease payments	$21,712
Less: imputed interest	(1,113)
Total	$20,599
The tables below summarize lease costs for the periods presented (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Operating lease cost	$3,443	$50
Variable lease cost	—	—
Short-term lease cost	8,050	10,160
Total lease cost(1)	$11,493	$10,210

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating lease cost	$6,886	$100
Variable lease cost	—	—
Short-term lease cost	17,298	18,782
Total lease cost(1)	$24,184	$18,882
_____________________
(1)    The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in either lease operating expenses or general and administrative expenses in the accompanying consolidated statements of operations.
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,236	$72
The weighted-average remaining lease term as of June 30, 2023 was 1.68 years. The weighted-average discount rate used to determine the operating lease liability as of June 30, 2023 was 6.71%.
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
For the six months ended June 30, 2023, the Company's effective tax rate for the period was 0%, which differs from the statutory rate of 21% primarily as a result of the valuation allowance on the Company's deferred tax assets.

At each reporting period, the Company weighs all available positive and negative evidence to determine whether its deferred tax assets are more likely than not to be realized. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax laws in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry. Based upon the Company’s analysis, the Company determined a full valuation allowance was necessary against its net deferred tax assets as of June 30, 2023.
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
15.RELATED PARTY TRANSACTIONS
Share Repurchase Program
Concurrent with the closing of the offering transaction discussed in Note 5, the Company purchased 215,060 shares of its common stock from Silver Point Capital, L.P. for approximately $20.4 million. The repurchase is part of the Company's existing $400 million share repurchase program. Upon closing of the transaction on June 26, 2023, the repurchased common stock was cancelled.
16.SUBSEQUENT EVENTS
Natural Gas, Oil and NGL Derivative Instruments
Subsequent to June 30, 2023, as of July 27, 2023, the Company entered into the following derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume (MMBtu)	Weighted Average Price
2024	Basis Swaps	Rex Zone 3	40,000	$(0.15)
2024	Basis Swaps	NGPL TXOK	10,000	$(0.27)
2024	Swaps	Mont Belvieu C3	500	$29.13
2024	Costless Collars	NYMEX WTI	1,000	$62.00 / $80.00
2025	Costless Collars	NYMEX Henry Hub	20,000	$3.60 / $4.20

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
The following information updates the discussion of Gulfport’s financial condition provided in its Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) and analyzes the changes in the results of operations between the periods of April 1, 2023 through June 30, 2023, January 1, 2023 through June 30, 2023, April 1, 2022 through June 30, 2022 and January 1, 2022 through June 30, 2022. For definitions of commonly used natural gas and oil terms found in this Quarterly Report on Form 10-Q, please refer to the “Definitions” provided in this report.
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
Credit Facility
On May 1, 2023, the Company entered into that certain Joinder, Commitment Increase and Borrowing Base Redetermination Agreement, and Third Amendment to Credit Agreement (the “Third Amendment”) which amended the Company’s Existing Credit Facility (as amended, the “Credit Facility”). The Third Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility from $700 million to $900 million, (b) increased the borrowing base under the Credit Facility from $1 billion to $1.1 billion, (c) increased the excess cash threshold under the Credit Facility from $45 million to $75 million, and (d) extended the maturity date under the Credit Facility from October 14, 2025 to the earlier of (i) May 1, 2027 and (ii) the 91st day prior to the maturity date of the 2026 Senior Notes or any other permitted senior notes or any permitted refinancing debt under the Credit Facility having an aggregate outstanding principal amount equal to or exceeding $100 million; provided that such notes have not be refinanced, redeemed or repaid in full on or prior to such 91st day.

Common Stock Offering
On June 26, 2023, Gulfport completed an underwritten public offering of 1.5 million shares of its common stock by certain stockholders at a price to the public of $95.00 per share. Gulfport did not sell any of its common stock as part of this offering and did not receive any proceeds from the sale of the shares sold by the selling stockholders.
Concurrent with the closing of the offering, Gulfport purchased 263,158 shares of its common stock at $95.00 per share. The repurchase is part of the Company's existing $400 million share repurchase program discussed below.
Share Repurchase Program
On February 27, 2023, the Company's Board of Directors approved an increase to the authorized common stock Repurchase Program from $300 million to $400 million. The additional $100 million authorization expires on March 31, 2024. During the three months ended June 30, 2023, the Company repurchased 441,512 shares for $41.4 million at a weighted average price of $93.67 per share. As of June 30, 2023, the Company repurchased 3.8 million shares for $325.0 million at a weighted average price of $85.51 per share since the inception of the Repurchase Program.
Inflation, Rising Interest Rates and Changes in Commodity Prices
The annual rate of inflation in the United States continues to be elevated as compared to historical averages. The Federal Reserve has tightened monetary policy by approving a series of increases to the Federal Funds Rate. Furthermore, the Chairman of the Federal Reserve signaled that the Federal Reserve would continue to take necessary action to bring inflation down and to ensure price stability. The inflationary environment has impacted interest rates on our Credit Facility borrowings throughout 2022 and into 2023. Interest rates on our Credit Facility borrowings have increased from a weighted average of 4.01% and 3.59% for the three and six months ended June 30, 2022, respectively, to 8.13% and 7.85% for the three and six months ended June 30, 2023, respectively. Additional increases in interest rates may have a negative impact on the Company’s ability to continue to execute its business strategy.
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
2023 Operational and Financial Highlights
During the second quarter of 2023, we had the following notable achievements:
•Reported total net production of 1,039.3 MMcfe per day.
•Turned to sales 13 gross (11.9 net) operated wells.
•Generated $107.4 million of operating cash flows.
•Repurchased 441,512 shares for $41.4 million at a weighted average price of $93.67 per share.
•Increased our borrowing base from $1.0 billion to $1.1 billion and increased our elected commitment under the Credit Facility from $700 million to $900 million.
•Extended the maturity of the Credit Facility to May 2027.

2023 Production and Drilling Activity
Production Volumes

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Natural gas (Mcf/day)
Utica	751,272	637,854
SCOOP	194,639	220,637
Other	—	(10)
Total	945,910	858,481
Oil and condensate (Bbl/day)
Utica	556	722
SCOOP	2,977	3,960
Other	—	(4)
Total	3,533	4,678
NGL (Bbl/day)
Utica	2,440	2,109
SCOOP	9,596	9,983
Other	—	2
Total	12,036	12,093
Combined (Mcfe/day)
Utica	769,246	654,840
SCOOP	270,077	304,293
Other	1	(27)
Total	1,039,323	959,106
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 1,039.3 MMcfe per day during the three months ended June 30, 2023, as compared to 959.1 MMcfe per day during the three months ended June 30, 2022. The 8% increase in production per day is largely the result of our 2022 and 2023 development programs.

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Natural gas (Mcf/day)
Utica	735,133	699,489
SCOOP	210,030	191,806
Other	—	11
Total	945,163	891,306
Oil and condensate (Bbl/day)
Utica	573	710
SCOOP	3,555	3,447
Other	—	1
Total	4,128	4,158
NGL (Bbl/day)
Utica	2,564	2,145
SCOOP	10,496	9,052
Other	—	1
Total	13,060	11,198
Combined (Mcfe/day)
Utica	753,956	716,621
SCOOP	294,335	266,798
Other	1	25
Total	1,048,292	983,444
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 1,048.3 MMcfe per day during the six months ended June 30, 2023, as compared to 983.4 MMcfe per day during the six months ended June 30, 2022. The 7% increase in production per day is largely the result of our 2022 and 2023 development programs.
Utica. We spud two gross (1.67 net) wells in the Utica during the three months ended June 30, 2023. In addition, we commenced sales on 11 gross (10.15 net) operated wells.
As of July 27, 2023, we had one operated drilling rig running in Ohio drilling the Marcellus formation.
SCOOP. We did not spud any operated wells in the SCOOP during the three months ended June 30, 2023. We commenced sales on two gross (1.74 net) operated wells.
As of July 27, 2023, we did not have an operated drilling rig running in the SCOOP.

RESULTS OF OPERATIONS
Comparison of the Three Month Periods Ended June 30, 2023 and 2022
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate and NGL production and related pricing for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Some totals below may not sum or recalculate due to rounding.

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Natural gas sales
Natural gas production volumes (MMcf)	86,078	78,122
Natural gas production volumes (MMcf) per day	946	858
Total sales	$159,246	$539,090
Average price without the impact of derivatives ($/Mcf)	$1.85	$6.90
Impact from settled derivatives ($/Mcf)	$0.57	$(3.70)
Average price, including settled derivatives ($/Mcf)	$2.42	$3.20

Oil and condensate sales
Oil and condensate production volumes (MBbl)	321	426
Oil and condensate production volumes (MBbl) per day	4	5
Total sales	$22,602	$45,009
Average price without the impact of derivatives ($/Bbl)	$70.30	$105.72
Impact from settled derivatives ($/Bbl)	$1.15	$(33.55)
Average price, including settled derivatives ($/Bbl)	$71.45	$72.17

NGL sales
NGL production volumes (MBbl)	1,095	1,100
NGL production volumes (MBbl) per day	12	12
Total sales	$26,070	$54,106
Average price without the impact of derivatives ($/Bbl)	$23.80	$49.17
Impact from settled derivatives ($/Bbl)	$2.47	$(4.73)
Average price, including settled derivatives ($/Bbl)	$26.27	$44.44

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	94,578	87,279
Natural gas equivalents (MMcfe) per day	1,039	959
Total sales	$207,918	$638,205
Average price without the impact of derivatives ($/Mcfe)	$2.20	$7.31
Impact from settled derivatives ($/Mcfe)	$0.56	$(3.53)
Average price, including settled derivatives ($/Mcfe)	$2.76	$3.78

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.17	$0.16
Average taxes other than income ($/Mcfe)	$0.08	$0.19
Average transportation, gathering, processing and compression ($/Mcfe)	$0.91	$1.01
Total LOE, taxes other than income and midstream costs ($/Mcfe)	$1.16	$1.36

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	% Change
Natural gas	$159,246	$539,090	(70)%
Oil and condensate	22,602	45,009	(50)%
NGL	26,070	54,106	(52)%
Natural gas, oil and condensate and NGL sales	$207,918	$638,205	(67)%
The decrease in natural gas sales without the impact of derivatives when comparing the three months ended June 30, 2023, to the three months ended June 30, 2022 was due to a 73% decrease in realized natural gas prices, partially offset by a 10% increase in sales volumes. The realized price change was primarily driven by the decrease in the average Henry Hub gas index from $7.17 per Mcf in the three months ended June 30, 2022, to $2.10 per Mcf during the three months ended June 30, 2023.
The decrease in oil and condensate sales without the impact of derivatives when comparing the three months ended June 30, 2023, to the three months ended June 30, 2022, was due to a 34% decrease in realized oil prices and a 24% decrease in sales volumes. The realized price change was primarily driven by the decrease in the average WTI crude index from $108.41 per barrel in the three months ended June 30, 2022, to $73.78 per barrel during the three months ended June 30, 2023.
The decrease in NGL sales without the impact of derivatives when comparing the three months ended June 30, 2023, to the three months ended June 30, 2022, was due to a 52% decrease in realized prices. The realized price change was primarily driven by the decrease in the average Mont Belvieu NGL index from $51.49 per barrel in the three months ended June 30, 2022, to $25.99 per barrel during the three months ended June 30, 2023.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Natural gas derivatives - fair value gains	$37,792	$121,659
Natural gas derivatives - settlement gains (losses)	49,444	(288,936)
Total gains (losses) on natural gas derivatives	87,236	(167,277)

Oil derivatives - fair value gains	2,258	4,383
Oil derivatives - settlement gains (losses)	369	(14,281)
Total gains (losses) on oil and condensate derivatives	2,627	(9,898)

NGL derivatives - fair value gains	4,218	9,506
NGL derivatives - settlement gains (losses)	2,707	(5,202)
Total gains on NGL derivatives	6,925	4,304

Total gains (losses) on natural gas, oil and NGL derivatives	$96,788	$(172,871)
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The change in the total gain (loss) for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, was primarily the result of a decrease in futures pricing for oil, natural gas, and NGLs. See Note 10 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	% Change
Lease operating expenses
Utica	$10,376	$9,633	8%
SCOOP	5,779	4,613	25%
Other	—	(7)	(100)%
Total lease operating expenses	$16,155	$14,239	13%

Lease operating expenses per Mcfe
Utica	$0.15	$0.16	(6)%
SCOOP	0.24	0.17	41%
Other	—	2.73	(100)%
Total lease operating expenses per Mcfe	$0.17	$0.16	5%
The increase in total and per unit LOE for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, was primarily the result of increased water hauling and labor expenses in our Utica operations and increased water hauling, compression and labor expenses throughout our SCOOP operations.
Taxes Other Than Income (in thousands, except per unit)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	% Change
Production taxes	$5,667	$13,620	(58)%
Property taxes	1,794	1,892	(5)%
Other	477	1,170	(59)%
Total taxes other than income	$7,938	$16,682	(52)%
Total taxes other than income per Mcfe	$0.08	$0.19	(56)%
The decrease in total and per unit taxes other than income for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, was primarily related to a decrease in production taxes resulting from the decrease in our natural gas, oil and NGL revenues excluding the impact of hedges discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	% Change
Transportation, gathering, processing and compression	$85,664	$87,752	(2)%
Transportation, gathering, processing and compression per Mcfe	$0.91	$1.01	(10)%
Transportation, gathering, processing and compression for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 decreased on a per unit basis primarily as a result of lower minimum volume commitments as a result of our 8% increase in production.

Depreciation, Depletion and Amortization (in thousands, except per unit)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	% Change
Depreciation, depletion and amortization of oil and gas properties	$79,940	$62,283	28%
Depreciation, depletion and amortization of other property and equipment	208	318	(35)%
Total depreciation, depletion and amortization	$80,148	$62,602	28%
Depreciation, depletion and amortization per Mcfe	$0.85	$0.72	18%
The increase in total and per unit depreciation, depletion and amortization of our oil and gas properties for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, was primarily the result of our drilling and development activities subsequent to the second quarter of 2022.
General and Administrative Expenses (in thousands, except per unit)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	% Change
General and administrative expenses, gross	$17,755	$16,568	7%
Reimbursed from third parties	(3,739)	(3,338)	12%
Capitalized general and administrative expenses	(5,405)	(4,960)	9%
General and administrative expenses, net	$8,611	$8,271	4%
General and administrative expenses, net per Mcfe	$0.09	$0.09	(4)%
The increase in general and administrative expenses for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, was primarily driven by increases in employee headcount and compensation.
Restructuring costs
During the three months ended June 30, 2023, Gulfport recognized $2.9 million in personnel-related restructuring expenses associated with changes in the organizational structure and leadership team resulting from the appointment of Gulfport's new CEO in January 2023. Of these expenses, $0.8 million resulted from accelerated vesting of share-based grants, which are non-cash charges. As of June 30, 2023, there were no remaining employee termination liabilities for the impacted employees.
Interest Expense (in thousands, except per unit)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	% Change
Interest on 2026 Senior Notes	$11,000	$11,052	—%
Interest expense on Credit Facility	2,808	2,496	13%
Amortization of loan costs	869	668	30%
Capitalized interest	(1,015)	—	100%
Other	65	18	256%
Total interest expense	$13,727	$14,234	(4)%
Interest expense per Mcfe	$0.15	$0.16	(11)%
Interest expense on our Credit Facility increased 13% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, as a result of increased interest rates resulting from the current inflationary environment. Amortization of loan costs increased by 30% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, as a result of the Third Amendment to the Credit Facility which increased the commitment and redetermined its borrowing base. See Note 3 of our consolidated financial statements for further details of our Credit Facility. The Company also capitalized $1.0 million in interest expense for the three months ended June 30, 2023 and did not capitalize interest expense for the three months ended June 30, 2022.

Other, net (in thousands)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	% Change
Other, net	$(4,831)	$4,282	(213)%
Other, net in the Company's consolidated statements of operations for the three months ended June 30, 2023, included a $5.0 million recoupment of previously placed collateral for certain firm transportation commitments during our Chapter 11 filing.
Other, net in the Company's consolidated statements of operations for the three months ended June 30, 2022, included a $5.1 million payment to settle certain gas imbalance positions.
Income Taxes
We did not record any income tax expense for the three months ended June 30, 2023 or 2022, as a result of maintaining a full valuation allowance against our net deferred tax asset. We expect to continue a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or a significant portion of the allowance. However, given the Company's recent history of earnings, it is reasonably possible that sufficient positive evidence may become available within the next 12 months to adjust all or a significant portion of the current valuation allowance position. Exact timing and amount of the adjustment to the valuation allowance is unknown at this time. See Note 14 of our consolidated financial statements for further details of our valuation allowance.

Comparison of the Six Month Periods Ended June 30, 2023 and 2022
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate, and NGL production and related pricing for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Some totals below may not sum or recalculate due to rounding.

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Natural gas sales
Natural gas production volumes (MMcf)	171,075	161,326
Natural gas production volumes (MMcf) per day	945	891
Total sales	$441,780	$944,302
Average price without the impact of derivatives ($/Mcf)	$2.58	$5.85
Impact from settled derivatives ($/Mcf)	$0.29	$(2.48)
Average price, including settled derivatives ($/Mcf)	$2.87	$3.37

Oil and condensate sales
Oil and condensate production volumes (MBbl)	747	753
Oil and condensate production volumes (MBbl) per day	4	4
Total sales	$53,316	$75,248
Average price without the impact of derivatives ($/Bbl)	$71.36	$99.99
Impact from settled derivatives ($/Bbl)	$(0.10)	$(29.80)
Average price, including settled derivatives ($/Bbl)	$71.26	$70.19

NGL sales
NGL production volumes (MBbl)	2,364	2,027
NGL production volumes (MBbl) per day	13	11
Total sales	$65,982	$99,390
Average price without the impact of derivatives ($/Bbl)	$27.91	$49.03
Impact from settled derivatives ($/Bbl)	$1.56	$(5.40)
Average price, including settled derivatives ($/Bbl)	$29.47	$43.63

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	189,741	178,003
Natural gas equivalents (MMcfe) per day	1,048	983
Total sales	$561,078	$1,118,940
Average price without the impact of derivatives ($/Mcfe)	$2.96	$6.29
Impact from settled derivatives ($/Mcfe)	$0.28	$(2.44)
Average price, including settled derivatives ($/Mcfe)	$3.24	$3.85

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.19	$0.18
Average taxes other than income ($/Mcfe)	$0.10	$0.16
Average transportation, gathering, processing and compression ($/Mcfe)	$0.91	$0.97
Total LOE, taxes other than income and midstream costs ($/Mcfe)	$1.20	$1.31

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	% Change
Natural gas	$441,780	$944,302	(53)%
Oil and condensate	53,316	75,248	(29)%
NGL	65,982	99,390	(34)%
Natural gas, oil and condensate and NGL sales	$561,078	$1,118,940	(50)%
The decrease in natural gas sales without the impact of derivatives when comparing the six months ended June 30, 2023, to the six months ended June 30, 2022 was due to a 56% decrease in realized prices, partially offset by a 6% increase in sales volumes. The realized price change was primarily driven by the decrease in the average Henry Hub gas index from $6.06 per Mcf in the six months ended June 30, 2022, to $2.76 per Mcf in the six months ended June 30, 2023.
The decrease in oil and condensate sales without the impact of derivatives when comparing the six months ended June 30, 2023, to the six months ended June 30, 2022, was due to a 29% decrease in realized prices. The realized price change was driven by the decrease in the average WTI crude index from $101.35 per barrel in the six months ended June 30, 2022, to $74.95 per barrel in the six months ended June 30, 2023.
The decrease in NGL sales without the impact of derivatives when comparing the six months ended June 30, 2023, to the six months ended June 30, 2022, was due to a 43% decrease in realized prices, partially offset by a 17% increase in NGL sales volumes. The realized price change was driven by the decrease in the average Mont Belvieu NGL index from $52.86 per barrel in the six months ended June 30, 2022, to $30.61 per barrel in the six months ended June 30, 2023.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Natural gas derivatives - fair value gains (losses)	$411,940	$(497,660)
Natural gas derivatives - settlement gains (losses)	49,271	(400,093)
Total gains (losses) on natural gas derivatives	461,211	(897,753)

Oil derivatives - fair value gains (losses)	6,990	(25,470)
Oil derivatives - settlement gains (losses)	(74)	(22,425)
Total gains (losses) on oil and condensate derivatives	6,916	(47,895)

NGL derivatives - fair value gains (losses)	3,033	(4,827)
NGL derivatives - settlement gains (losses)	3,689	(10,947)
Total gains (losses) on NGL derivatives	6,722	(15,774)

Total gains (losses) on natural gas, oil and NGL derivatives	$474,849	$(961,422)
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The significant change in the total gain (loss) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily the result of a significant decrease in futures pricing for oil, natural gas, and NGLs. See Note 10 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	% Change
Lease operating expenses
Utica	$23,011	$22,821	1%
SCOOP	13,006	9,065	43%
Other	—	(3)	(100)%
Total lease operating expenses	$36,017	$31,883	13%

Lease operating expenses per Mcfe
Utica	$0.17	$0.18	(6)%
SCOOP	0.24	0.19	26%
Other	—	(0.68)	(100)%
Total lease operating expenses per Mcfe	$0.19	$0.18	6%
The increase in total and per unit LOE for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily the result of increased water hauling, compression and labor expenses throughout our SCOOP operations and non-operated expenses in the Utica.
Taxes Other Than Income (in thousands, except per unit)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	% Change
Production taxes	$13,719	$23,093	(41)%
Property taxes	3,639	3,785	(4)%
Other	1,275	2,273	(44)%
Total taxes other than income	$18,633	$29,150	(36)%
Total taxes other than income per Mcfe	$0.10	$0.16	(40)%
The decrease in total and per unit taxes other than income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily related to a decrease in production taxes resulting from the decrease in our natural gas, oil and NGL revenues excluding the impact of hedges discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	% Change
Transportation, gathering, processing and compression	$173,281	$172,544	—%
Transportation, gathering, processing and compression per Mcfe	$0.91	$0.97	(6)%
Transportation, gathering, processing and compression for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 decreased on a per unit basis primarily as a result of lower minimum volume commitments as a result of our 7% increase in production.

Depreciation, Depletion and Amortization (in thousands, except per unit)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	% Change
Depreciation, depletion and amortization of oil and gas properties	$158,707	$124,225	28%
Depreciation, depletion and amortization of other property and equipment	535	661	(19)%
Total depreciation, depletion and amortization	$159,242	$124,886	28%
Depreciation, depletion and amortization per Mcfe	$0.84	$0.70	20%
The increase in total and per unit depreciation, depletion and amortization of our oil and gas properties for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily the result of our drilling and development activities subsequent to the second quarter of 2022.
General and Administrative Expenses (in thousands, except per unit)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	% Change
General and administrative expenses, gross	$34,830	$31,615	10%
Reimbursed from third parties	(6,958)	(6,535)	6%
Capitalized general and administrative expenses	(10,528)	(9,704)	8%
General and administrative expenses, net	$17,344	$15,376	13%
General and administrative expenses, net per Mcfe	$0.09	$0.09	6%
The increase in general and administrative expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily driven by increases in employee headcount and legal expenses related to the continued administration of our Chapter 11 filing and settlement of firm transportation agreement as noted in Note 9 of our consolidated financial statements.
Restructuring costs
During the three months ended June 30, 2023, Gulfport recognized $4.8 million in personnel-related restructuring expenses associated with changes in the organizational structure and leadership team resulting from the appointment of Gulfport's new CEO in January 2023. Of these expenses, $1.3 million resulted from accelerated vesting of share-based grants, which are non-cash charges. As of June 30, 2023, there were no remaining employee termination liabilities for the impacted employees.
Interest Expense (in thousands, except per unit)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	% Change
Interest on 2026 Senior Notes	$22,000	$22,103	—%
Interest expense on Credit Facility	5,833	4,764	22%
Amortization of loan costs	1,396	1,333	5%
Capitalized interest	(1,839)	—	100%
Other	93	18	404%
Total interest expense	$27,483	$28,218	(3)%
Interest expense per Mcfe	$0.14	$0.16	(9)%
Interest expense on our Credit Facility increased 22% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, as a result of increased interest rates resulting from the current inflationary environment. The Company also capitalized $1.8 million in interest expense for the six months ended June 30, 2023 and did not capitalize interest expense for the six months ended June 30, 2022.

Other, net (in thousands)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	% Change
Other, net	$(19,054)	$(10,528)	81%
Other, net in the Company's consolidated statements of operations for the six months ended June 30, 2023, included $17.8 million related to the interim TC claim distribution and a $1 million administrative payment to Rover as part of the executed settlement. The distribution and settlement is more fully described in Note 9 of our consolidated financial statements. The timing and amount of any future distributions to Gulfport are not certain, and the total amount will be impacted by the liquidating trust's distributions and resolution of other remaining bankruptcy claims. Additionally, Other, net included a $5.0 million recoupment of previously placed collateral for certain firm transportation commitments during our Chapter 11 filing.
Other, net in the Company's consolidated statements of operations for the six months ended June 30, 2022, included $11.5 million related to the initial TC claim distribution as discussed in Note 9 of our consolidated financial statements. Additionally, Other, net included a $5.1 million payment to settle certain gas imbalance positions and a $5.2 million receipt of funds from a litigation settlement.
Income Taxes
We did not record any income tax expense for the six months ended June 30, 2023 or 2022, as a result of maintaining a full valuation allowance against our net deferred tax asset. We expect to continue a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or a significant portion of the allowance. However, given the Company's recent history of earnings, it is reasonably possible that sufficient positive evidence may become available within the next 12 months to adjust all or a significant portion of the current valuation allowance position. Exact timing and amount of the adjustment to the valuation allowance is unknown at this time. See Note 14 of our consolidated financial statements for further details of our valuation allowance.

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
For the three and six months ended June 30, 2023, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, and our primary uses of cash have been for development of our oil and natural gas properties and share repurchases.
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
As of June 30, 2023, we had $5.3 million of cash and cash equivalents, $99.0 million of borrowings under our Credit Facility, $74.4 million of letters of credit outstanding, and $550 million of outstanding 2026 Senior Notes. Our total principal amount of funded debt as of June 30, 2023 was $649.0 million.
As of July 27, 2023 we had $6.7 million of cash and cash equivalents, $92.0 million in borrowings under our Credit Facility, $71.8 million of letters of credit outstanding, and $550 million of outstanding 2026 Senior Notes.
Debt. On October 14, 2021, we entered into the Third Amended and Restated Credit Agreement JPMorgan Chase Bank, N.A., as administrative agent, and various lender parties. The Existing Credit Facility provides for an aggregate maximum principal amount of up to $1.5 billion. The credit agreement also provides for a $175.0 million sublimit of the aggregate commitments that is available for the issuance of letters of credit.
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
On October 31, 2022, the Company completed its semi-annual borrowing base redetermination and entered into the Borrowing Base Reaffirmation Agreement and Second Amendment to our Credit Agreement, which amended the Existing Credit Facility. The amendment, among other things, reconfirmed the borrowing base under the Credit Facility at $1.0 billion and the elected commitments at $700 million.
On May 1, 2023, the Company entered into that certain Joinder, Commitment Increase and Borrowing Base Redetermination Agreement, and Third Amendment to Credit Agreement (the “Third Amendment”) which amended the Company’s Existing Credit Facility (as amended, the “Credit Facility”). The Third Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility from $700 million to $900 million, (b) increased the borrowing base under the Credit Facility from $1 billion to $1.1 billion, (c) increased the excess cash threshold under the Credit Facility from $45 million to $75 million, and (d) extended the maturity date under the Credit Facility from October 14, 2025 to the earlier of (i) May 1, 2027 and (ii) the 91st day prior to the maturity date of the 2026 Senior Notes or any other permitted senior notes or any permitted refinancing debt under the Credit Facility having an aggregate outstanding principal amount equal to or exceeding $100 million; provided that such notes have not be refinanced, redeemed or repaid in full on or prior to such 91st day.

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
During the three and six months ended June 30, 2023, the Company paid $1.3 million and $2.6 million, respectively, of cash dividends to holders of our preferred stock compared to $1.4 million and $2.8 million in the three and six months ended June 30, 2022, respectively.
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
Capital Expenditures. Our capital expenditures have historically been related to the execution of our drilling and completion activities in addition to certain lease acquisition activities. Our capital investment strategy is focused on prudently developing our existing properties to generate sustainable cash flow considering current and forecasted commodity prices. For the six months ended June 30, 2023, the Company's incurred capital expenditures totaled $276.2 million, of which $237.7 million related to drilling and completion activity and $38.5 million related to leasehold and land investment.
Our capital expenditures for 2023 are currently estimated to be in the range of $375 million to $400 million for drilling and completion expenditures. Also, we currently expect to spend approximately $50 million to $75 million in 2023 for maintenance leasehold and land investment, which is focused on near-term drilling programs and facilitating increases in our working interests and lateral footage in units we plan to drill in 2023 and 2024. We expect this capital program to result in approximately 1,035 to 1,055 MMcfe per day of production in 2023.
Additionally, we are pursuing accretive acreage opportunities that expand our resource depth and provide optionality to our near term development plans and intend to allocate approximately $40 million in discretionary acreage acquisitions.

Sources and Uses of Cash
The following table presents the major changes in cash and cash equivalents for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net cash provided by operating activities	$411,406	$383,200
Additions to oil and natural gas properties	(283,406)	(181,787)
Debt activity, net	(46,000)	(40,000)
Repurchases of common stock	(74,516)	(155,212)
Preferred stock dividends	(2,587)	(2,828)
Other	(6,887)	(52)
Net change in cash, cash equivalents and restricted cash	$(1,990)	$3,321
Cash, cash equivalents and restricted cash at end of period	$5,269	$6,581
Net cash provided by operating activities. Net cash flow provided by operating activities was $411.4 million for the six months ended June 30, 2023, as compared to $383.2 million for the six months ended June 30, 2022. The increase was primarily the result of a decrease in cash payments from settled derivative instruments due to decreased realized commodities pricing.
Additions to oil and natural gas properties. During the six months ended June 30, 2023, we spud eight gross (7.0 net) operated wells and completed and commenced sales from 11 gross (10.2 net) operated wells in the Utica for a total incurred cost of approximately $205.8 million. During the six months ended June 30, 2023, we spud and commenced sales from two gross (1.7 net) operated wells in the SCOOP for a total incurred cost of approximately $28.6 million.
Drilling and completion costs discussed above reflect incurred costs while drilling and completion costs presented in the table below reflect cash payments for drilling and completions. Incurred capital expenditures and cash capital expenditures may vary from period to period due to the cash payment cycle. Cash capital expenditures for the six months ended June 30, 2023 and 2022, were as follows (in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$234,720	$156,732
Leasehold acquisitions	38,322	16,194
Other	10,364	8,861
Total oil and natural gas property expenditures	$283,406	$181,787
Debt activity, net. In the six months ended June 30, 2023, the Company had $472.0 million and $518.0 million in borrowings and repayments, respectively, on its Credit Facility. As of July 27, 2023 the Company had $92.0 million in borrowings outstanding on its Credit Facility.
Repurchases of common stock. During the six months ended June 30, 2023, the Company repurchased 900,599 shares for approximately $74.2 million under the Repurchase Program at a weighted average price of $82.42 per share. For the same period in 2022, the Company repurchased 1,853,985 shares for $163.0 million at a weighted average price of $87.93 per share. As of July 27, 2023, we repurchased 3.8 million shares for approximately $325.0 million under the Repurchase Program at a weighted average price of $85.51 per share.
Preferred stock dividends. During the six months ended June 30, 2023, the Company paid $2.6 million of cash dividends to holders of our preferred stock compared to $2.8 million in the six months ended June 30, 2022.

Other. During the six months ended June 30, 2023, the Company paid other expenses of $6.9 million, as compared to other expenses of $0.1 million paid during the six months ended June 30, 2022. The increase was primarily related to a $6.8 million increase in debt issuance costs as a result of the Third Amendment to the Credit Facility which increased the commitment and redetermined its borrowing base, as discussed in Note 3 of our consolidated financial statements.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities, as discussed in Note 9 of our consolidated financial statements. There have been no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Off-balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2023, our material off-balance sheet arrangements and transactions include $74.4 million in letters of credit outstanding against our Credit Facility and $37.8 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily on certain firm transportation agreements. Additionally, the Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. The Company's commitment to purchase these materials spans 2023 and 2024, with approximately $39.6 million remaining in 2023 and $31.2 million for 2024. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 9 of our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Critical Accounting Policies and Estimates
As of June 30, 2023, there have been no significant changes in our critical accounting policies from those disclosed in our 2022 Annual Report on Form 10-K.

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
As of June 30, 2023, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
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
Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At June 30, 2023, we had a net asset derivative position of $74.1 million as compared to a net liability derivative position of $347.9 million as of December 31, 2022. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have increased our liability by approximately $119.5 million, while a 10% decrease in underlying commodity prices would have decreased our liability by approximately $115.6 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Interest Rate Risk. Our Credit Facility is structured under floating rate terms, as advances under these facilities may be in the form of either base rate loans or term benchmark loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States, or, if the term benchmark rates are elected, the term benchmark rates. At June 30, 2023, we had $99.0 million outstanding borrowings under our Credit Facility which bore interest at a weighted average rate of 7.85% for the six months ended June 30, 2023. As of June 30, 2023, we did not have any interest rate swaps to hedge interest rate risks.

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
As of June 30, 2023, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures are effective.
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
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the three months ended June 30, 2023 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs(2)
April 1 - April 30	62,209	$81.26	60,423	$111,445,000
May 1 - May 31	89,709	$95.01	75,088	$104,272,000
June 1 - June 30	306,001	$95.66	306,001	$75,000,000
Total	457,919	$93.58	441,512
_____________________
(1)    We repurchased and canceled 1,786 and 14,621 shares of our common stock at a weighted average price of $80.00 and $92.33 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards during April and May 2023, respectively.
(2)    In February 2023 our Board of Directors approved an increase to the authorized stock repurchase program from $300 million to $400 million. The stock repurchase program extends through March 31, 2024. At June 30, 2023, there was approximately $75 million that may yet be repurchased under the $400.0 million approved amount.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Trading Arrangements
During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement".
Guillermo (Bill) Martinez Resignation
On July 31, 2023, Guillermo (Bill) Martinez resigned as a member of the Board of Directors (the “Board) of the Company, effective as of July 31, 2023 (the “Effective Date”). Mr. Martinez was a member of the Board’s Audit Committee and the chair of the Board’s Nominating, Environmental, Social & Governance Committee. Mr. Martinez’s resignation was not the result of any disagreement with the Company.
On the Effective Date, the Board appointed Jeannie Powers, age 38, to serve as a member of the Board until the Company’s 2024 Annual Meeting. Ms. Powers will serve on the Board’s Audit Committee and Nominating, Environmental, Social and Governance Committee.
Ms. Powers is a Managing Director and Co-Head of Domestic Upstream at EIG Global Energy Partners, where she also serves on the ESG Committee. In her previous role at EIG, she led the North America Engineering Team which focused on all technical aspects of EIG’s North American portfolio and new business opportunities. Before joining EIG in 2017, Ms. Powers worked in a senior technical role at Wells Fargo Securities A&D where she spent three years evaluating and marketing upstream and midstream assets. Prior to Wells, Ms. Powers spent seven years at Chevron, working both asset development and operations across the Lower 48. Ms. Powers holds a degree in Petroleum Engineering from the University of Texas and a Master of Business Administration degree from Texas Tech University.
Ms. Powers is entitled to participate in the Company’s non-employee director compensation program, as described under “2022 Director Compensation” in the Company’s proxy statement filed with the Securities and Exchange Commission on April 10, 2023.
There are no family relationships between Ms. Powers and any director or executive officer of the Company that are required to be disclosed pursuant to Item 401(d) of Regulation S-K, there are no undertakings between Ms. Powers and any other person pursuant to which she was selected to serve as a Director of the Company, and there are no transactions between the Company and Ms. Powers that would require disclosure under Item 404(a) of Regulation S-K.
Chief Accounting Officer
Effective, August 2, 2023, Matthew B. Willrath was promoted to Vice President and Chief Accounting Officer. Prior to the promotion, Mr. Willrath served as our Vice President and Controller and has been with Gulfport Energy since February 2020.
Mr. Willrath has over 20 years experience in the oil and gas industry. Prior to joining Gulfport, Mr. Willrath held accounting positions of increasing responsibility during his 16-year tenure at Devon Energy Corporation, including Director of Financial Accounting and Reporting.
Mr. Willrath is a Certified Public Accountant and holds a Bachelor of Science in Accounting and Master of Science in Accounting from Oklahoma State University.

ITEM 6.	EXHIBITS

INDEX OF EXHIBITS
Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and its Debtor Subsidiaries, dated April 14, 2021.	8-K	001-19514	2.2	4/29/2021

3.1	Amended and Restated Certificate of Incorporation of Gulfport Energy Corporation.	8-K	000-19514	3.1	5/17/2021

3.2	Amended and Restated Bylaws of Gulfport Energy Corporation.	8-K	000-19514	3.2	5/17/2021

10.1	Borrowing Base Reaffirmation Agreement and Third Amendment to Credit Agreement, dated as of May 1, 2023.	10-Q	001-19514	10.3	5/3/2023

10.2	Change in Control Severance Agreement.					X

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

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
Date: August 2, 2023

GULFPORT ENERGY CORPORATION

By:	/s/ Michael Hodges
Michael Hodges Chief Financial Officer