Form 10-Q
period 2023-09-30
GULFPORT ENERGY CORP
filed 2023-11-01
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
 Yes  ☒    No  ☐
As of October 26, 2023, 18,625,834 shares of the registrant’s common stock were outstanding.

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

2026 Senior Notes. 8.0% Senior Notes due 2026.

4(a)(2) Indenture. Certain eligible holders made an election entitling such holders to receive senior notes issued pursuant to an indenture, dated as of May 17, 2021, by and among the Company, UMB Bank, National Association, as trustee, and the guarantors party thereto, under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as opposed to its share of the up to $550 million aggregate principal amount of our Senior Notes due 2026. The 4(a)(2) Indenture’s terms are substantially similar to the terms of the 1145 Indenture. The primary differences between the terms of the 4(a)(2) Indenture and the terms of the 1145 Indenture are that (i) affiliates of the Issuer holding 4(a)(2) Notes are permitted to vote in determining whether the holders of the required principal amount of indenture securities have concurred in any direction or consent under the 4(a)(2) Indenture, while affiliates of the Issuer holding 1145 Notes will not be permitted to vote on such matters under the 1145 Indenture, (ii) the covenants of the 1145 Indenture (other than the payment covenant) require that the Issuer comply with the covenants of the 4(a)(2) Indenture, as amended, and (iii) the 1145 Indenture requires that the 1145 Securities be redeemed pro rata with the 4(a)(2) Securities and that the 1145 Indenture be satisfied and discharged if the 4(a)(2) Indenture is satisfied and discharged.

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

Existing Credit Facility. The Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and various lender parties, providing for a senior secured reserve-based revolving credit facility effective as of October 14, 2021, as amended to date.

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

NYMEX. New York Mercantile Exchange.

Parent. Gulfport Energy Corporation.

Plan. The Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and Its Debtor Subsidiaries.

Repurchase Program. A stock repurchase program to acquire up to $650 million of Gulfport's outstanding common stock. It is authorized to extend through December 31, 2024, and may be suspended from time to time, modified, extended or discontinued by the Board of Directors at any time.

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

WTI. Refers to West Texas Intermediate.

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect or anticipate will or may occur in the future, including the expected impact of the war in Ukraine and the Israel-Hamas war on our business, our industry and the global economy, estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), share repurchases, business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements.
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

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$8,325	$7,259
Accounts receivable—oil, natural gas, and natural gas liquids sales	106,731	278,404
Accounts receivable—joint interest and other	12,364	21,478
Prepaid expenses and other current assets	8,173	7,621
Short-term derivative instruments	136,706	87,508
Total current assets	272,299	402,270
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	2,802,653	2,418,666
Unproved properties	196,947	178,472
Other property and equipment	8,120	6,363
Total property and equipment	3,007,720	2,603,501
Less: accumulated depletion, depreciation and amortization	(784,635)	(545,771)
Total property and equipment, net	2,223,085	2,057,730
Other assets:
Long-term derivative instruments	32,687	26,525
Deferred tax asset	554,741	—
Operating lease assets	17,466	26,713
Other assets	36,668	21,241
Total other assets	641,562	74,479
Total assets	$3,136,946	$2,534,479
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$310,584	$437,384
Short-term derivative instruments	50,947	343,522
Current portion of operating lease liabilities	12,932	12,414
Total current liabilities	374,463	793,320
Non-current liabilities:
Long-term derivative instruments	54,020	118,404
Asset retirement obligation	34,270	33,171
Non-current operating lease liabilities	4,534	14,299
Long-term debt	644,324	694,155
Total non-current liabilities	737,148	860,029
Total liabilities	$1,111,611	$1,653,349
Commitments and contingencies (Note 9)
Mezzanine Equity:
Preferred stock - $0.0001 par value, 110.0 thousand shares authorized, 45.3 thousand issued and outstanding at September 30, 2023, and 52.3 thousand issued and outstanding at December 31, 2022	45,329	52,295
Stockholders’ Equity:
Common stock - $0.0001 par value, 42.0 million shares authorized, 18.7 million issued and outstanding at September 30, 2023, and 19.1 million issued and outstanding at December 31, 2022	2	2
Additional paid-in capital	379,102	449,243
Common stock held in reserve, 62.0 thousand shares at September 30, 2023, and 62.0 thousand shares at December 31, 2022	(1,996)	(1,996)
Retained Earnings	1,603,339	381,872
Treasury stock, at cost - 3.7 thousand shares at September 30, 2023, and 3.9 thousand shares at December 31, 2022	(441)	(286)
Total stockholders’ equity	$1,980,006	$828,835
Total liabilities, mezzanine equity and stockholders’ equity	$3,136,946	$2,534,479
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
REVENUES:
Natural gas sales	$177,401	$585,596
Oil and condensate sales	22,896	36,050
Natural gas liquid sales	26,953	44,351
Net gain (loss) on natural gas, oil and NGL derivatives	39,417	(474,895)
Total revenues	266,667	191,102
OPERATING EXPENSES:
Lease operating expenses	15,627	15,363
Taxes other than income	7,216	16,529
Transportation, gathering, processing and compression	86,602	89,234
Depreciation, depletion and amortization	79,505	64,419
General and administrative expenses	9,894	8,752
Accretion expense	639	673
Total operating expenses	199,483	194,970
INCOME (LOSS) FROM OPERATIONS	67,184	(3,868)
OTHER EXPENSE (INCOME):
Interest expense	14,919	15,461
Other, net	(1,438)	(857)
Total other expense	13,481	14,604
INCOME (LOSS) BEFORE INCOME TAXES	53,703	(18,472)
INCOME TAX BENEFIT:
Current	—	—
Deferred	(554,741)	—
Total income tax benefit	(554,741)	—
NET INCOME (LOSS)	$608,444	$(18,472)
Dividends on preferred stock	(1,133)	(1,309)
Participating securities - preferred stock	(89,756)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$517,555	$(19,781)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$27.72	$(1.01)
Diluted	$27.37	$(1.01)
Weighted average common shares outstanding—Basic	18,670	19,635
Weighted average common shares outstanding—Diluted	18,954	19,635

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
REVENUES:
Natural gas sales	$619,181	$1,529,898
Oil and condensate sales	76,212	111,298
Natural gas liquid sales	92,935	143,741
Net gain (loss) on natural gas, oil and NGL derivatives	514,266	(1,436,317)
Total revenues	1,302,594	348,620
OPERATING EXPENSES:
Lease operating expenses	51,644	47,246
Taxes other than income	25,849	45,679
Transportation, gathering, processing and compression	259,883	261,778
Depreciation, depletion and amortization	238,747	189,305
General and administrative expenses	27,238	24,128
Restructuring costs	4,762	—
Accretion expense	2,117	2,057
Total operating expenses	610,240	570,193
INCOME (LOSS) FROM OPERATIONS	692,354	(221,573)
OTHER EXPENSE (INCOME):
Interest expense	42,402	43,679
Other, net	(20,492)	(11,385)
Total other expense	21,910	32,294
INCOME (LOSS) BEFORE INCOME TAXES	670,444	(253,867)
INCOME TAX BENEFIT:
Current	—	—
Deferred	(554,741)	—
Total income tax benefit	(554,741)	—
NET INCOME (LOSS)	$1,225,185	$(253,867)
Dividends on preferred stock	(3,718)	(4,136)
Participating securities - preferred stock	(180,394)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,041,073	$(258,003)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$55.72	$(12.58)
Diluted	$55.08	$(12.58)
Weighted average common shares outstanding—Basic	18,686	20,514
Weighted average common shares outstanding—Diluted	18,937	20,514
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	21,537	$2	(938)	$(30,216)	$—	$692,521	$(112,829)	$549,478
Net loss	—	—	—	—	—	—	(491,975)	(491,975)
Conversion of preferred stock	1	—	—	—	—	18	—	18
Stock compensation	—	—	—	—	—	1,755	—	1,755
Repurchase of common stock under Repurchase Program	(378)	—	—	—	(5,318)	(30,194)	—	(35,512)
Issuance of common stock held in reserve	—	—	876	28,220	—	—	—	28,220
Issuance of restricted stock, net of shares withheld for income taxes	2	—	—	—	—	(80)	—	(80)
Dividends on preferred stock	—	—	—	—	—	(1,447)	—	(1,447)
Balance at March 31, 2022	21,162	$2	(62)	$(1,996)	$(5,318)	$662,573	$(604,804)	$50,457
Net income	—	—	—	—	—	—	256,580	256,580
Conversion of preferred stock	342	—	—	—	—	4,706	—	4,706
Stock compensation	—	—	—	—	—	2,145	—	2,145
Issuance of restricted stock, net of shares withheld for income taxes	8	—	—	—	—	(325)	—	(325)
Repurchase of common stock under Repurchase Program	(1,382)	—	—	—	(2,491)	(125,019)	—	(127,510)
Dividends on preferred stock	—	—	—	—	—	(1,380)	—	(1,380)
Balance at June 30, 2022	20,130	$2	(62)	$(1,996)	$(7,809)	$542,700	$(348,224)	$184,673
Net loss	—	—	—	—	—	—	(18,472)	(18,472)
Conversion of preferred stock	60	—	—	—	—	827	—	827
Stock compensation	—	—	—	—	—	2,398	—	2,398
Issuance of restricted stock, net of shares withheld for income taxes	39	—	—	—	—	(1,192)	—	(1,192)
Repurchase of common stock under Repurchase Program	(827)	—	—	—	6,029	(70,578)	—	(64,549)
Dividends on preferred stock	—	—	—	—	—	(1,309)	—	(1,309)
Balance at September 30, 2022	19,402	$2	(62)	$(1,996)	$(1,780)	$472,846	$(366,696)	$102,376

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY CONTINUED
(In thousands)
(Unaudited)

			Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	19,097	$2	(62)	$(1,996)	$(286)	$449,243	$381,872	$828,835
Net income	—	—	—	—	—	—	523,054	523,054
Stock compensation	—	—	—	—	—	3,069	—	3,069
Repurchase of common stock under Repurchase Program	(457)	—	—	—	(201)	(33,001)	—	(33,202)
Issuance of restricted stock, net of shares withheld for income taxes	3	—	—	—	—	(287)	—	(287)
Dividends on preferred stock	—	—	—	—	—	—	(1,307)	(1,307)
Balance at March 31, 2023	18,643	$2	(62)	$(1,996)	$(487)	$419,024	$903,619	$1,320,162
Net income	—	—	—	—	—	—	93,687	93,687
Conversion of preferred stock	431	—	—	—	—	5,836	—	5,836
Stock compensation	—	—	—	—	—	3,834	—	3,834
Repurchase of common stock under Repurchase Program	(448)	—	—	—	487	(43,117)	—	(42,630)
Issuance of restricted stock, net of shares withheld for income taxes	32	—	—	—	—	(1,493)	—	(1,493)
Dividends on preferred stock	—	—	—	—	—	(2)	(1,278)	(1,280)
Balance at June 30, 2023	18,658	$2	(62)	$(1,996)	$—	$384,082	$996,028	$1,378,116
Net income	—	—	—	—	—	—	608,444	608,444
Conversion of preferred stock	81	—	—	—	—	1,130	—	1,130
Stock compensation	—	—	—	—	—	3,521	—	3,521
Repurchase of common stock under Repurchase Program	(72)	—	—	—	(441)	(8,220)	—	(8,661)
Issuance of restricted stock, net of shares withheld for income taxes	33	—	—	—	—	(1,411)	—	(1,411)
Dividends on preferred stock	—	—	—	—	—	—	(1,133)	(1,133)
Balance at September 30, 2023	18,700	$2	(62)	$(1,996)	$(441)	$379,102	$1,603,339	$1,980,006
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash flows from operating activities:
Net income (loss)	$1,225,185	$(253,867)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	238,747	189,305
Net (gain) loss on derivative instruments	(514,266)	1,436,317
Net cash receipts (payments) on settled derivative instruments	101,947	(799,416)
Deferred income tax benefit	(554,741)	—
Other, net	13,270	8,303
Changes in operating assets and liabilities, net	57,538	(29,560)
Net cash provided by operating activities	567,680	551,082
Cash flows from investing activities:
Additions to oil and natural gas properties	(421,132)	(331,994)
Proceeds from sale of oil and natural gas properties	2,647	3,210
Other, net	(1,496)	(536)
Net cash used in investing activities	(419,981)	(329,320)
Cash flows from financing activities:
Principal payments on Credit Facility	(748,000)	(1,512,000)
Borrowings on Credit Facility	698,000	1,527,000
Debt issuance costs and loan commitment fees	(6,965)	(211)
Dividends on preferred stock	(3,718)	(4,136)
Repurchase of common stock under Repurchase Program	(82,757)	(225,791)
Other, net	(3,193)	(1,597)
Net cash used in financing activities	(146,633)	(216,735)
Net increase in cash and cash equivalents	1,066	5,027
Cash and cash equivalents at beginning of period	7,259	3,260
Cash and cash equivalents at end of period	$8,325	$8,287
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the financial position and periods as of and for the three and nine months ended September 30, 2023, and the three and nine months ended September 30, 2022. The Company's annual report on Form 10-K for the year ended December 31, 2022, should be read in conjunction with this Form 10-Q. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our wholly-owned subsidiaries. Intercompany accounts and balances have been eliminated. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Revenue payable and suspense	$154,200	$222,721
Accounts payable	45,526	37,807
Accrued transportation, gathering, processing and compression	34,368	56,138
Accrued capital expenditures	25,501	36,464
Accrued contract rejection damages and shares held in reserve	1,996	40,996
Other accrued liabilities	48,993	43,258
Total accounts payable and accrued liabilities	$310,584	$437,384
Other, net (in thousands)
Other, net in the Company's consolidated statements of operations for the nine months ended September 30, 2023, included $17.8 million related to the interim TC claim distribution and a $1 million administrative payment to Rover as part of the executed settlement. The distribution and settlement is more fully described in Note 9. The timing and amount of any future distributions to Gulfport are not certain, and the total amount will be impacted by the liquidating trust's distributions and resolution of other remaining bankruptcy claims. Additionally, Other, net included a $5.0 million recoupment of previously placed collateral for certain firm transportation commitments during our Chapter 11 filing.
Other, net in the Company's consolidated statements of operations for the nine months ended September 30, 2022, included $11.5 million related to the TC claim distribution received as discussed in Note 9. Additionally, Other, net included a $5.1 million payment to settle certain gas imbalance positions and a $5.2 million receipt of funds from a litigation settlement.

Supplemental Cash Flow and Non-Cash Information (in thousands)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Supplemental disclosure of cash flow information:
Interest payments, net of amounts capitalized	$29,073	$30,102
Changes in operating assets and liabilities, net:
Accounts receivable - oil and natural gas sales	$171,673	$(84,674)
Accounts receivable - joint interest and other	9,114	(14,947)
Accounts payable and accrued liabilities	(123,657)	65,648
Prepaid expenses	356	3,061
Other assets	52	1,352
Total changes in operating assets and liabilities, net	$57,538	$(29,560)
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$3,023	$2,141
Asset retirement obligation capitalized	$505	$53
Asset retirement obligation removed due to divestiture and settlements	$(1,267)	$(7)
Release of common stock held in reserve	$—	$28,220
2.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A are as follows (in thousands):

	September 30, 2023	December 31, 2022
Proved oil and natural gas properties	$2,802,653	$2,418,666
Unproved properties	196,947	178,472
Other depreciable property and equipment	7,734	5,977
Land	386	386
Total property and equipment	3,007,720	2,603,501
Accumulated DD&A	(784,635)	(545,771)
Property and equipment, net	$2,223,085	$2,057,730
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. The Company did not record an impairment of its oil and natural gas properties for the three or nine months ended September 30, 2023 or 2022.
Certain general and administrative costs are capitalized to the full cost pool and represent management’s estimate of costs incurred directly related to exploration and development activities. All general and administrative costs not capitalized are charged to expense as they are incurred. Capitalized general and administrative costs were approximately $5.7 million and $16.2 million, for the three and nine months ended September 30, 2023, respectively, and $4.9 million and $14.6 million for the three and nine months ended September 30, 2022, respectively.
The Company evaluates the costs excluded from its amortization calculation at least annually. Individually insignificant unevaluated properties are grouped for evaluation and periodically transferred to evaluated properties over a timeframe consistent with their expected development schedule.

The following table summarizes the Company’s non-producing properties excluded from amortization by area (in thousands):

	September 30, 2023	December 31, 2022
Utica	$169,314	$147,370
SCOOP	27,633	31,102
Total unproved properties	$196,947	$178,472
Asset Retirement Obligation
The following table provides a reconciliation of the Company’s asset retirement obligation for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Asset retirement obligation, beginning of period	$33,171	$28,264
Liabilities incurred	505	53
Liabilities settled	(604)	—
Liabilities removed due to divestitures	(919)	(7)
Accretion expense	2,117	2,057
Total asset retirement obligation, end of period	$34,270	$30,367
3.DEBT
Debt consisted of the following items as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
8.0% senior unsecured notes due 2026	$550,000	$550,000
Credit Facility due 2027	95,000	145,000
Net unamortized debt issuance costs	(676)	(845)
Total debt, net	644,324	694,155
Less: current maturities of long-term debt	—	—
Total long-term debt, net	$644,324	$694,155
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
The borrowing base is redetermined semiannually on or around May 1 and November 1 of each year. On October 27, 2023, the Company completed its semi-annual borrowing base redetermination as discussed in Note 16.

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
On October 31, 2022, the Company completed its semi-annual borrowing base redetermination and entered into the Borrowing Base Reaffirmation Agreement and Second Amendment to our Credit Agreement, which amended the Existing Credit Facility. The amendment, among other things, reaffirmed the borrowing base under the Credit Facility at $1.0 billion and the elected commitments at $700 million.
On May 1, 2023, the Company entered into that certain Joinder, Commitment Increase and Borrowing Base Redetermination Agreement, and Third Amendment to Credit Agreement (the “Third Amendment”) which amended the Company’s Existing Credit Facility (as amended, the “Credit Facility”). The Third Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility from $700 million to $900 million, (b) increased the borrowing base under the Credit Facility from $1 billion to $1.1 billion, (c) increased the excess cash threshold under the Credit Facility from $45 million to $75 million, and (d) extended the maturity date under the Credit Facility from October 14, 2025 to the earlier of (i) May 1, 2027 and (ii) the 91st day prior to the maturity date of the 2026 Senior Notes or any other permitted senior notes or any permitted refinancing debt under the Credit Facility having an aggregate outstanding principal amount equal to or exceeding $100 million; provided that such notes have not been refinanced, redeemed or repaid in full on or prior to such 91st day.
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
As of September 30, 2023, the Company had $95.0 million outstanding borrowings under the Credit Facility, $66.9 million in letters of credit outstanding and was in compliance with all covenants under the credit agreement.
For the three and nine months ended September 30, 2023 and 2022, the Credit Facility bore interest at a weighted average rate of 8.28%, 8.05%, 5.41% and 4.42%, respectively.

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
Capitalization of Interest
The Company capitalized $1.1 million and $3.0 million in interest expense for the three and nine months ended September 30, 2023, respectively. The Company did not capitalize interest expense for the three and nine months ended September 30, 2022.
Fair Value of Debt
At September 30, 2023, the carrying value of the outstanding debt represented by the 2026 Senior Notes was $549.3 million. Based on the quoted market prices (Level 1), the fair value of the 2026 Senior Notes was determined to be $550.6 million at September 30, 2023.
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
Each holder of shares of preferred stock has the right (the “Conversion Right”), at its option and at any time, to convert all or a portion of the shares of preferred stock that it holds into a number of shares of common stock equal to the quotient obtained by dividing (x) the product obtained by multiplying (i) the Liquidation Preference times (ii) an amount equal to one (1) plus the Per Share Makewhole Amount (as defined in the Preferred Terms) on the date of conversion, by (y) $14.00 per share (as may be adjusted under the Preferred Terms). The shares of preferred stock outstanding at September 30, 2023 would convert to approximately 3.2 million shares of common stock if all holders of preferred stock exercised their Conversion Right.

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
Dividends and Conversions
During the three and nine months ended September 30, 2023, the Company paid $1.1 million and $3.7 million, respectively, of cash dividends to holders of our preferred stock.
The following table summarizes activity of the Company’s preferred stock for the nine months ended September 30, 2023:

Conversion of Preferred Stock
Preferred stock at December 31, 2022	52,295
First quarter 2023	—
Second quarter 2023	(5,836)
Third quarter 2023	(1,130)
Preferred stock at September 30, 2023	45,329
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
In January 2022, approximately 876,000 shares in the Disputed Claims Reserve at December 31, 2021 were issued to certain claimants. As of September 30, 2023, approximately 62,000 shares continue to be held in the Disputed Claims Reserve and may be issued upon finalization of remaining claims.

Common Stock Offering
On June 26, 2023, Gulfport completed an underwritten public offering of 1.5 million shares of its common stock by certain stockholders at a price to the public of $95.00 per share. Gulfport did not sell any of its common stock as part of this offering and did not receive any proceeds from the sale of the shares sold by the selling stockholders.
Concurrent with the closing of the offering, Gulfport purchased 263,158 shares of its common stock at $95.00 per share. The repurchase was part of the Company's existing Repurchase Program discussed below.
Share Repurchase Program
In November 2021 the Company's Board of Directors approved the Repurchase Program to acquire up to $100 million of common stock and subsequently increased the authorization to $300 million. On February 27, 2023, the Board of Directors approved an increase to the authorization up to $400 million, extending the Repurchase Program through March 31, 2024. On September 20, 2023, the Board of Directors approved an increase to the authorization up to $650 million, extending the Repurchase Program through December 31, 2024. Purchases under the Repurchase Program may be made from time to time in open market or privately negotiated transactions, and will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares of common stock. The Company intends to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund its capital development program. The Repurchase Program may be suspended from time to time, modified, extended or discontinued by the Board of Directors at any time.
The following table summarizes activity under the Repurchase Program for the nine months ended September 30, 2023 (number of shares and dollar value of shares purchased shown in thousands):

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid Per Share
First quarter 2023	459	$32,873	$71.61
Second quarter 2023	442	41,358	$93.67
Third quarter 2023	76	8,681	$113.97
Total	977	$82,912	$84.88
As of September 30, 2023, the Company has repurchased 3.9 million shares for $333.7 million at a weighted average price of $86.07 per share since the inception of the Repurchase Program.
6.STOCK-BASED COMPENSATION
As of the Emergence Date, the Board of Directors adopted the Incentive Plan with a share reserve of 2.8 million shares of common stock. The Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and performance awards or any combination of the foregoing. The Company has granted both restricted stock units and performance vesting restricted stock units to employees and directors pursuant to the Incentive Plan, as discussed below.
During the three and nine months ended September 30, 2023, the Company's stock-based compensation expense was $3.5 million and $9.2 million, of which the Company capitalized $1.2 million and $3.0 million, respectively, relating to its exploration and development efforts. During the three and nine months ended September 30, 2022, the Company's stock-based compensation expense was $2.4 million and $6.3 million, of which the Company capitalized $0.8 million and $2.1 million, respectively, relating to its exploration and development efforts. Stock compensation expense, net of the amounts capitalized, is included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2023, the Company has awarded an aggregate of approximately 368,891 restricted stock units and approximately 274,624 performance vesting restricted stock units under the Incentive Plan.

The following tables summarizes activity for the nine months September 30, 2023 and 2022:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2023	197,772	$77.49	190,804	$52.15
Granted	43,415	77.84	68,726	56.57
Vested	(11,608)	70.86	—	—
Forfeited/canceled	(971)	87.68	(5,069)	47.67
Unvested shares as of March 31, 2023	228,608	$77.85	254,461	$53.43
Granted	55,041	94.53	15,094	66.66
Vested	(43,088)	86.28	—	—
Forfeited/canceled	(1,401)	89.08	(10,731)	50.69
Unvested shares as of June 30, 2023	239,160	$80.10	258,824	$54.32
Granted	6,319	109.82	—	—
Vested	(46,823)	67.17	—	—
Forfeited/canceled	(4,761)	92.93	(853)	47.67
Unvested shares as of September 30, 2023	193,895	$83.88	257,971	$54.34

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2022	198,413	$66.04	153,138	$48.54
Granted	2,154	73.83	—	—
Vested	(3,074)	65.75	—	—
Forfeited/canceled	(1,157)	66.89	—	—
Unvested shares as of March 31, 2022	196,336	$67.16	153,138	$48.54
Granted	76,038	97.55	37,666	66.82
Vested	(10,817)	63.53	—	—
Forfeited/canceled	(3,752)	75.70	—	—
Unvested shares as of June 30, 2022	257,805	$75.37	190,804	$52.15
Granted	—	—	—	—
Vested	(52,701)	66.18	—	—
Forfeited/canceled	(3,265)	85.36	—	—
Unvested shares as of September 30, 2022	201,839	$77.60	190,804	$52.15
Restricted Stock Units
Restricted stock units awarded under the Incentive Plan generally vest over a period of 3 or 4 years in the case of employees and 1 or 4 years in the case of directors upon the recipient meeting applicable service requirements. Stock-based compensation expense is recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of the grant. Unrecognized compensation expense as of September 30, 2023, was $13.5 million. The expense is expected to be recognized over a weighted average period of 2.05 years.

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
The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of awards granted during the nine months ended September 30, 2023:

Grant date	January 24, 2023	March 3, 2023	April 3, 2023
Forecast period (years)	3	3	3
Risk-free interest rates	3.88%	4.64%	3.79%
Implied equity volatility	87.2%	86.4%	70.8%
Stock price on the date of grant	$72.99	$82.20	$79.50
Unrecognized compensation expense as of September 30, 2023, related to performance vesting restricted shares was $6.3 million. The expense is expected to be recognized over a weighted average period of 1.81 years.
7.RESTRUCTURING COSTS
During the nine months ended September 30, 2023, Gulfport recognized $4.8 million in personnel-related restructuring expenses associated with changes in the organizational structure and leadership team resulting from the appointment of Gulfport's new CEO in January 2023. Of these expenses, $1.3 million resulted from accelerated vesting of certain share-based grants, which are non-cash charges.
The following table summarizes the personnel-related restructuring expenses for the nine months ended September 30, 2023 (in thousands):

Personnel-Related Restructuring Expenses
First quarter 2023	$1,869
Second quarter 2023	2,893
Third quarter 2023	—
Total	$4,762
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

There were 0.3 million shares of restricted stock that were considered dilutive for each of the three and nine months ended September 30, 2023. There were no shares of restricted stock that were considered dilutive for the three and nine months ended September 30, 2022. There were 3.2 million potential shares of common stock issuable due to the Company's convertible preferred stock for each of the three and nine months ended September 30, 2023. There were 3.7 million potential shares of common stock issuable due to the Company's convertible preferred stock for each of the three and nine months ended September 30, 2022. There were 1.2 million and 1.5 million shares of restricted stock that were considered anti-dilutive during the three and nine months ended September 30, 2022, respectively.
Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the tables below (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net income (loss)	$608,444	$(18,472)
Dividends on preferred stock	(1,133)	(1,309)
Participating securities - preferred stock(1)	(89,756)	—
Net income (loss) attributable to common stockholders	$517,555	$(19,781)
Re-allocation of participating securities	1,147	—
Diluted net income (loss) attributable to common stockholders	$518,702	$(19,781)
Basic Shares	18,670	19,635
Dilutive Shares	18,954	19,635
Basic EPS	$27.72	$(1.01)
Dilutive EPS	$27.37	$(1.01)
_____________________
(1)    Preferred stock represents participating securities because it participates in any dividends on shares of common stock on a pari passu, pro rata basis. However, preferred stock does not participate in undistributed net losses.

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net income (loss)	$1,225,185	$(253,867)
Dividends on preferred stock	(3,718)	(4,136)
Participating securities - preferred stock(1)	(180,394)	—
Net income (loss) attributable to common stockholders	$1,041,073	$(258,003)
Re-allocation of participating securities	2,043	—
Diluted net income (loss) attributable to common stockholders	$1,043,116	$(258,003)
Basic Shares	18,686	20,514
Dilutive Shares	18,937	20,514
Basic EPS	$55.72	$(12.58)
Dilutive EPS	$55.08	$(12.58)
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
A summary of these commitments at September 30, 2023, are set forth in the table below (in thousands):

Remaining 2023	$56,061
2024	219,434
2025	137,795
2026	134,324
2027	136,492
Thereafter	737,104
Total	$1,421,210
Other Operational Commitments
The Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. The Company's commitment to purchase these materials spans 2023 and 2024, with approximately $19.8 million remaining in 2023 and $23.5 million for 2024.
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
The Company has entered into natural gas, crude oil and NGL fixed price swap contracts based off the NYMEX Henry Hub, NYMEX WTI and Mont Belvieu C3 indices. Below is a summary of the Company’s open fixed price swap positions as of September 30, 2023.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2023	NYMEX Henry Hub	280,000	$4.36
2024	NYMEX Henry Hub	324,973	$4.05
2025	NYMEX Henry Hub	110,000	$4.09

Oil		(Bbl/d)	($/Bbl)
Remaining 2023	NYMEX WTI	3,000	$74.47
2024	NYMEX WTI	500	$77.50

NGL		(Bbl/d)	($/Bbl)
Remaining 2023	Mont Belvieu C3	3,000	$38.07
2024	Mont Belvieu C3	2,000	$30.30
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

The Company has entered into natural gas and crude oil costless collars based off the NYMEX Henry Hub and NYMEX WTI indices. Below is a summary of the Company's costless collar positions as of September 30, 2023.

	Index	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)	($/MMBtu)
Remaining 2023	NYMEX Henry Hub	285,000	$2.93	$4.78
2024	NYMEX Henry Hub	180,000	$3.43	$5.49
2025	NYMEX Henry Hub	100,000	$3.62	$4.54

Oil		(Bbl/d)	($/Bbl)	($/Bbl)
2024	NYMEX WTI	1,000	$62.00	$80.00
From time to time, the Company has sold natural gas call options in exchange for a premium, and used the associated premiums received to enhance the fixed price for a portion of the fixed price natural gas swaps. Each sold call option has an established ceiling price. If at the time of settlement the referenced settlement price exceeds the ceiling price, the Company pays its counterparty an amount equal to the difference between the referenced settlement price and the price ceiling multiplied by the hedged contract volumes. No payment is due from either party if the referenced settlement price is below the price ceiling. Below is a summary of the Company's open sold call option positions as of September 30, 2023.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2023	NYMEX Henry Hub	407,925	$3.21
2024	NYMEX Henry Hub	202,000	$3.33
2025	NYMEX Henry Hub	193,315	$5.80
In addition, the Company has entered into natural gas basis swap positions. These instruments are arrangements that guarantee a fixed price differential to NYMEX Henry Hub from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged community. As of September 30, 2023, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas			(MMBtu/d)	($/MMBtu)
Remaining 2023	Rex Zone 3	NYMEX Plus Fixed Spread	140,000	$(0.22)
Remaining 2023	NGPL TXOK	NYMEX Plus Fixed Spread	80,000	$(0.35)
Remaining 2023	TETCO M2	NYMEX Plus Fixed Spread	210,000	$(0.91)
2024	Rex Zone 3	NYMEX Plus Fixed Spread	150,000	$(0.15)
2024	NGPL TXOK	NYMEX Plus Fixed Spread	70,000	$(0.31)
2024	TETCO M2	NYMEX Plus Fixed Spread	89,945	$(0.91)

Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Short-term derivative asset	$136,706	$87,508
Long-term derivative asset	32,687	26,525
Short-term derivative liability	(50,947)	(343,522)
Long-term derivative liability	(54,020)	(118,404)
Total commodity derivative position	$64,426	$(347,893)
Gains and Losses
The following table presents the gain and loss recognized in net gain (loss) on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Net gain (loss) on derivative instruments
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Natural gas derivatives - fair value gains (losses)	$4,534	$(161,532)
Natural gas derivatives - settlement gains (losses)	48,522	(354,084)
Total gains (losses) on natural gas derivatives	53,056	(515,616)

Oil derivatives - fair value (losses) gains	(8,414)	33,545
Oil derivatives - settlement losses	(2,130)	(9,035)
Total (losses) gains on oil and condensate derivatives	(10,544)	24,510

NGL derivatives - fair value (losses) gains	(5,763)	19,043
NGL derivatives - settlement gains (losses)	2,668	(2,832)
Total (losses) gains on NGL derivatives	(3,095)	16,211

Total gains (losses) on natural gas, oil and NGL derivatives	$39,417	$(474,895)

	Net gain (loss) on derivative instruments
	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Natural gas derivatives - fair value gains (losses)	$416,473	$(659,193)
Natural gas derivatives - settlement gains (losses)	97,794	(754,177)
Total gains (losses) on natural gas derivatives	514,267	(1,413,370)

Oil derivatives - fair value (losses) gains	(1,424)	8,076
Oil derivatives - settlement losses	(2,204)	(31,460)
Total losses on oil and condensate derivatives	(3,628)	(23,384)

NGL derivatives - fair value (losses) gains	(2,730)	14,216
NGL derivatives - settlement gains (losses)	6,357	(13,779)
Total gains on NGL derivatives	3,627	437

Total gains (losses) on natural gas, oil and NGL derivatives	$514,266	$(1,436,317)
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

	As of September 30, 2023
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$169,393	$(52,741)	$116,652
Derivative liabilities	$(104,967)	$52,741	$(52,226)

	As of December 31, 2022
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$114,033	$(80,345)	$33,688
Derivative liabilities	$(461,926)	$80,345	$(381,581)
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
Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$169,393	$—
Contingent consideration arrangement	—	—	3,100
Total assets	$—	$169,393	$3,100
Liabilities:
Derivative instruments	$—	$104,967	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$114,033	$—
Contingent consideration arrangement	—	—	4,900
Total assets	$—	$114,033	$4,900
Liabilities:
Derivative instruments	$—	$461,926	$—
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

The Company's SCOOP water infrastructure sale, which closed in the first quarter of 2020, included a contingent consideration arrangement. As of September 30, 2023, the fair value of the contingent consideration was $3.1 million, of which $0.2 million is included in prepaid expenses and other assets and $2.9 million is included in other assets in the accompanying consolidated balance sheets. The fair value of the contingent consideration arrangement is calculated using discounted cash flow techniques and is based on internal estimates of the Company's future development program and water production levels. Given the unobservable nature of the inputs, the fair value measurement of the contingent consideration arrangement is deemed to use Level 3 inputs. The Company has elected the fair value option for this contingent consideration arrangement and, therefore, records changes in fair value in earnings. The Company did not recognize a gain or loss for the three months ended September 30, 2023, and recognized a loss of $1.2 million for the nine months ended September 30, 2023 with respect to this contingent consideration arrangement. The Company recognized losses of $0.3 million and $0.4 million for the three and nine months ended September 30, 2022, respectively, with respect to this contingent consideration arrangement. These fair value changes are included in other expense (income) in the accompanying consolidated statements of operations.
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $106.7 million and $278.4 million as of September 30, 2023 and December 31, 2022, respectively, and are reported in accounts receivable - oil and natural gas sales, and natural gas liquids sales in the accompanying consolidated balance sheets. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
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
The Company has entered into contracts for drilling rigs with varying terms with third parties to ensure operational continuity, cost control and rig availability in its operations. The Company has concluded its drilling rig contracts are operating leases as the assets are identifiable and the Company has the right to control the identified assets. At September 30, 2023, the Company had one active long-term drilling rig contract.
The Company rents office space for its corporate headquarters, field locations and certain other equipment from third parties, which expire at various dates through 2026. These agreements are typically structured with non-cancelable terms of one year to five years. The Company has determined these agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. The Company has included any renewal options that it has determined are reasonably certain of exercise in the determination of the lease terms.
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

Future amounts due under operating lease liabilities as of September 30, 2023 were as follows (in thousands):

Remaining 2023	$3,423
2024	13,439
2025	836
2026	561
2027	10
Total lease payments	$18,269
Less: imputed interest	(804)
Total	$17,465
The tables below summarize lease costs for the periods presented (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Operating lease cost	$3,443	$187
Short-term lease cost	5,112	8,035
Total lease cost(1)	$8,555	$8,222

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating lease cost	$10,329	$287
Short-term lease cost	22,410	26,817
Total lease cost(1)	$32,739	$27,104
_____________________
(1)    The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in either lease operating expenses or general and administrative expenses in the accompanying consolidated statements of operations.
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,313	$354
The weighted-average remaining lease term as of September 30, 2023 was 1.45 years. The weighted-average discount rate used to determine the operating lease liability as of September 30, 2023 was 6.71%.
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
For the nine months ended September 30, 2023, the Company's effective tax rate for the period was (83)%, which differs from the statutory rate of 21% primarily as a result of the partial release of the valuation allowance on the Company's deferred tax assets.

At each reporting period, the Company weighs all available positive and negative evidence to determine whether its deferred tax assets are more likely than not to be realized. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax laws in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry. Based upon the Company’s analysis, the Company currently believes that it is more likely than not that a portion of the Company's federal and state deferred tax assets will be utilized. The Company estimates a $701.5 million and $17.4 million reduction in the related valuation allowance associated with its federal and state deferred tax assets, respectively, will be recognized throughout the year.
The Company will continue to evaluate both the positive and negative evidence on a quarterly basis in determining the need for a valuation allowance with respect to the deferred assets. Changes in positive and negative evidence, including differences between estimated and actual results, could result in changes in the valuation of the deferred tax assets that could have a material impact on the consolidated financial statements. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.
15.RELATED PARTY TRANSACTIONS
Share Repurchase Program
Concurrent with the closing of the offering transaction discussed in Note 5, the Company purchased 215,060 shares of its common stock from Silver Point Capital, L.P. for approximately $20.4 million. The repurchase was part of the Company's Repurchase Program. Upon closing of the transaction on June 26, 2023, the repurchased common stock was cancelled.
16.SUBSEQUENT EVENTS
Credit Facility Redetermination
On October 27, 2023, the Company completed its semi-annual borrowing base redetermination during which the borrowing base was reaffirmed at $1.1 billion with elected commitments remaining at $900 million.
Natural Gas, Oil and NGL Derivative Instruments
Subsequent to September 30, 2023, as of October 26, 2023, the Company entered into the following derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume	Weighted Average Price
Natural Gas			(MMBtu/d)	($/MMBtu)
2024	Costless Collars	NYMEX Henry Hub	45,000	$3.10 / $3.77
2024	Basis Swaps	TETCO M2	50,000	$(0.99)
2025	Swaps	NYMEX Henry Hub	40,000	$4.04
NGL			(Bbl/d)	($/Bbl)
2024	Swaps	Mont Belvieu C3	500	$30.03
2025	Swaps	Mont Belvieu C3	1,000	$30.03

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
The following information updates the discussion of Gulfport’s financial condition provided in its Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) and analyzes the changes in the results of operations between the periods of July 1, 2023 through September 30, 2023, January 1, 2023 through September 30, 2023, July 1, 2022 through September 30, 2022 and January 1, 2022 through September 30, 2022. For definitions of commonly used natural gas and oil terms found in this Quarterly Report on Form 10-Q, please refer to the “Definitions” provided in this report.
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
Effective August 2, 2023, Matthew B. Willrath was promoted to Vice President and Chief Accounting Officer. Prior to the promotion, Mr. Willrath served as our Vice President and Controller and has been with Gulfport Energy since February 2020.
Credit Facility
On May 1, 2023, the Company entered into that certain Joinder, Commitment Increase and Borrowing Base Redetermination Agreement, and Third Amendment to Credit Agreement (the “Third Amendment”) which amended the Company’s Existing Credit Facility (as amended, the “Credit Facility”). The Third Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility from $700 million to $900 million, (b) increased the borrowing base under the Credit Facility from $1 billion to $1.1 billion, (c) increased the excess cash threshold under the Credit Facility from $45 million to $75 million, and (d) extended the maturity date under the Credit Facility from October 14, 2025 to the earlier of (i) May 1, 2027 and (ii) the 91st day prior to the maturity date of the 2026 Senior Notes or any other permitted senior notes or any permitted refinancing debt under the Credit Facility having an aggregate outstanding principal amount equal to or exceeding $100 million; provided that such notes have not been refinanced, redeemed or repaid in full on or prior to such 91st day.
On October 27, 2023, Gulfport completed its semi-annual borrowing base redetermination during which the borrowing base was reaffirmed at $1.1 billion with elected commitments remaining at $900 million.

Common Stock Offering
On June 26, 2023, Gulfport completed an underwritten public offering of 1.5 million shares of its common stock by certain stockholders at a price to the public of $95.00 per share. Gulfport did not sell any of its common stock as part of this offering and did not receive any proceeds from the sale of the shares sold by the selling stockholders.
Concurrent with the closing of the offering, Gulfport purchased 263,158 shares of its common stock at $95.00 per share. The repurchase was part of the Company's existing Repurchase Program discussed below.
Share Repurchase Program
On September 20, 2023, the Company's Board of Directors approved an increase to the authorized common stock Repurchase Program from $400 million to $650 million, extending the Repurchase Program through December 31, 2024. During the three months ended September 30, 2023, the Company repurchased 76,170 shares for $8.7 million at a weighted average price of $113.97 per share. As of September 30, 2023, the Company repurchased 3.9 million shares for $333.7 million at a weighted average price of $86.07 per share since the inception of the Repurchase Program.
Inflation, Rising Interest Rates and Changes in Commodity Prices
The annual rate of inflation in the United States continues to be elevated as compared to historical averages. The Federal Reserve has tightened monetary policy by approving a series of increases to the Federal Funds Rate. Furthermore, the Chairman of the Federal Reserve signaled that the Federal Reserve would continue to take necessary action to bring inflation down and to ensure price stability. The inflationary environment has impacted interest rates on our Credit Facility borrowings throughout 2022 and into 2023. Interest rates on our Credit Facility borrowings have increased from a weighted average of 5.41% and 4.42% for the three and nine months ended September 30, 2022, respectively, to 8.28% and 8.05% for the three and nine months ended September 30, 2023, respectively. Additional increases in interest rates may have a negative impact on the Company’s ability to continue to execute its business strategy.
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
Impact of the War in Ukraine and the Israel-Hamas War
The invasion of Ukraine by Russia and the sanctions imposed in response to the crisis have increased volatility in the global financial markets and are expected to have further global economic consequences, including disruptions of the global energy markets and the amplification of inflation and supply chain constraints. Other armed conflicts, including the ongoing Israel-Hamas war, may result in further disruptions in the global economic environment. The ultimate impact of the war in Ukraine and the Israel-Hamas war will depend on future developments and the timing and extent to which normal economic and operating conditions resume.
2023 Operational and Financial Highlights
During the third quarter of 2023, we had the following notable achievements:
•Reported total net production of 1,056.9 MMcfe per day.
•Drilled and completed Marcellus two-well pad in Belmont County, Ohio.
•Turned to sales 5 gross (4.87 net) operated wells.
•Generated $156.3 million of operating cash flows.
•Expanded the Repurchase Program authorization from $400 million to $650 million.
•Repurchased 76,170 shares for $8.7 million at a weighted average price of $113.97 per share.
•Reaffirmed the $1.1 billion borrowing base and $900 million elected commitment under our Credit Facility.

2023 Production and Drilling Activity
Production Volumes

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Natural gas (Mcf/day)
Utica	795,191	597,027
SCOOP	176,161	218,633
Total	971,352	815,660
Oil and condensate (Bbl/day)
Utica	528	646
SCOOP	2,667	3,721
Total	3,195	4,366
NGL (Bbl/day)
Utica	2,271	2,458
SCOOP	8,790	9,714
Total	11,061	12,172
Combined (Mcfe/day)
Utica	811,985	615,649
SCOOP	244,902	299,239
Total	1,056,887	914,888
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 1,056.9 MMcfe per day during the three months ended September 30, 2023, as compared to 914.9 MMcfe per day during the three months ended September 30, 2022. The 16% increase in production per day is largely the result of our 2022 and 2023 development programs.

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Natural gas (Mcf/day)
Utica	755,372	664,967
SCOOP	198,616	200,847
Total	953,989	865,814
Oil and condensate (Bbl/day)
Utica	558	689
SCOOP	3,256	3,539
Total	3,813	4,228
NGL (Bbl/day)
Utica	2,466	2,252
SCOOP	9,921	9,275
Total	12,387	11,526
Combined (Mcfe/day)
Utica	773,512	682,611
SCOOP	277,676	277,730
Total	1,051,188	960,341
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 1,051.2 MMcfe per day during the nine months ended September 30, 2023, as compared to 960.3 MMcfe per day during the nine months ended September 30, 2022. The 9% increase in production per day is largely the result of our 2022 and 2023 development programs.
Utica. We spud five gross (4.99 net) wells in the Utica during the three months ended September 30, 2023. In addition, we commenced sales on five gross (4.87 net) operated wells.
As of October 26, 2023, we had two operated drilling rigs running in Ohio drilling the Utica formation.
SCOOP. We did not spud or commence sales on any operated wells in the SCOOP during the three months ended September 30, 2023.
As of October 26, 2023, we did not have an operated drilling rig running in the SCOOP.

RESULTS OF OPERATIONS
Comparison of the Three Month Periods Ended September 30, 2023 and 2022
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate and NGL production and related pricing for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Some totals below may not sum or recalculate due to rounding.

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Natural gas sales
Natural gas production volumes (MMcf)	89,364	75,041
Natural gas production volumes (MMcf) per day	971	816
Total sales	$177,401	$585,596
Average price without the impact of derivatives ($/Mcf)	$1.99	$7.80
Impact from settled derivatives ($/Mcf)	$0.54	$(4.72)
Average price, including settled derivatives ($/Mcf)	$2.53	$3.08

Oil and condensate sales
Oil and condensate production volumes (MBbl)	294	402
Oil and condensate production volumes (MBbl) per day	3	4
Total sales	$22,896	$36,050
Average price without the impact of derivatives ($/Bbl)	$77.90	$89.75
Impact from settled derivatives ($/Bbl)	$(7.25)	$(22.49)
Average price, including settled derivatives ($/Bbl)	$70.65	$67.26

NGL sales
NGL production volumes (MBbl)	1,018	1,120
NGL production volumes (MBbl) per day	11	12
Total sales	$26,953	$44,351
Average price without the impact of derivatives ($/Bbl)	$26.49	$39.61
Impact from settled derivatives ($/Bbl)	$2.62	$(2.53)
Average price, including settled derivatives ($/Bbl)	$29.11	$37.08

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	97,234	84,170
Natural gas equivalents (MMcfe) per day	1,057	915
Total sales	$227,250	$665,997
Average price without the impact of derivatives ($/Mcfe)	$2.34	$7.91
Impact from settled derivatives ($/Mcfe)	$0.50	$(4.35)
Average price, including settled derivatives ($/Mcfe)	$2.84	$3.56

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.16	$0.18
Average taxes other than income ($/Mcfe)	$0.07	$0.20
Average transportation, gathering, processing and compression ($/Mcfe)	$0.89	$1.06
Total LOE, taxes other than income and midstream costs ($/Mcfe)	$1.12	$1.44

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	% Change
Natural gas	$177,401	$585,596	(70)%
Oil and condensate	22,896	36,050	(36)%
NGL	26,953	44,351	(39)%
Natural gas, oil and condensate and NGL sales	$227,250	$665,997	(66)%
The decrease in natural gas sales without the impact of derivatives when comparing the three months ended September 30, 2023, to the three months ended September 30, 2022, was due to a 75% decrease in realized prices, partially offset by a 19% increase in sales volumes. The realized price change was primarily driven by the decrease in the average Henry Hub gas index from $8.20 per Mcf in the three months ended September 30, 2022, to $2.55 per Mcf during the three months ended September 30, 2023.
The decrease in oil and condensate sales without the impact of derivatives when comparing the three months ended September 30, 2023, to the three months ended September 30, 2022, was due to a 13% decrease in realized prices and a 27% decrease in sales volumes. The realized price change was primarily driven by the decrease in the average WTI crude index from $91.55 per barrel in the three months ended September 30, 2022, to $82.26 per barrel during the three months ended September 30, 2023.
The decrease in NGL sales without the impact of derivatives when comparing the three months ended September 30, 2023, to the three months ended September 30, 2022, was due to a 33% decrease in realized prices and a 9% decrease in sales volumes. The realized price change was primarily driven by the decrease in the average Mont Belvieu NGL index from $42.10 per barrel in the three months ended September 30, 2022, to $28.27 per barrel during the three months ended September 30, 2023.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Natural gas derivatives - fair value gains (losses)	$4,534	$(161,532)
Natural gas derivatives - settlement gains (losses)	48,522	(354,084)
Total gains (losses) on natural gas derivatives	53,056	(515,616)

Oil derivatives - fair value (losses) gains	(8,414)	33,545
Oil derivatives - settlement losses	(2,130)	(9,035)
Total (losses) gains on oil and condensate derivatives	(10,544)	24,510

NGL derivatives - fair value (losses) gains	(5,763)	19,043
NGL derivatives - settlement gains (losses)	2,668	(2,832)
Total (losses) gains on NGL derivatives	(3,095)	16,211

Total gains (losses) on natural gas, oil and NGL derivatives	$39,417	$(474,895)
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The change in the total gain (loss) for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, was primarily the result of a decrease in futures pricing for oil, natural gas, and NGLs. See Note 10 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	% Change
Lease operating expenses
Utica	$10,343	$9,977	4%
SCOOP	5,284	5,386	(2)%
Total lease operating expenses	$15,627	$15,363	2%

Lease operating expenses per Mcfe
Utica	$0.14	$0.18	(22)%
SCOOP	0.23	0.20	15%
Total lease operating expenses per Mcfe	$0.16	$0.18	(12)%
The increase in our total LOE for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, was primarily the result of a 16% increase in production offset by cost reductions. The decrease in per unit LOE is primarily the result of increased production and cost reductions.
Taxes Other Than Income (in thousands, except per unit)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	% Change
Production taxes	$5,897	$13,622	(57)%
Property taxes	1,163	1,526	(24)%
Other	156	1,381	(89)%
Total taxes other than income	$7,216	$16,529	(56)%
Total taxes other than income per Mcfe	$0.07	$0.20	(62)%
The decrease in total and per unit taxes other than income for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, was primarily related to a decrease in production taxes resulting from the decrease in our natural gas, oil and NGL revenues excluding the impact of hedges discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	% Change
Transportation, gathering, processing and compression	$86,602	$89,234	(3)%
Transportation, gathering, processing and compression per Mcfe	$0.89	$1.06	(16)%
Transportation, gathering, processing and compression for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 decreased on a per unit basis primarily as a result of lower minimum volume commitments as a result of our 16% increase in production.

Depreciation, Depletion and Amortization (in thousands, except per unit)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	% Change
Depreciation, depletion and amortization of oil and gas properties	$79,166	$64,099	24%
Depreciation, depletion and amortization of other property and equipment	339	320	6%
Total depreciation, depletion and amortization	$79,505	$64,419	23%
Depreciation, depletion and amortization per Mcfe	$0.82	$0.77	7%
The increase in total and per unit depreciation, depletion and amortization of our oil and gas properties for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, was primarily the result of our drilling and development activities subsequent to the third quarter of 2022.
General and Administrative Expenses (in thousands, except per unit)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	% Change
General and administrative expenses, gross	$18,983	$17,015	12%
Reimbursed from third parties	(3,431)	(3,339)	3%
Capitalized general and administrative expenses	(5,658)	(4,924)	15%
General and administrative expenses, net	$9,894	$8,752	13%
General and administrative expenses, net per Mcfe	$0.10	$0.10	(2)%
The increase in general and administrative expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, was primarily driven by increases in employee headcount and compensation.
Interest Expense (in thousands, except per unit)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	% Change
Interest on 2026 Senior Notes	$11,000	$11,053	—%
Interest expense on Credit Facility	4,088	3,712	10%
Amortization of loan costs	927	676	37%
Capitalized interest	(1,115)	—	100%
Other	19	20	(5)%
Total interest expense	$14,919	$15,461	(4)%
Interest expense per Mcfe	$0.15	$0.18	(16)%
Interest expense on our Credit Facility increased 10% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, as a result of increased interest rates resulting from the current inflationary environment. Amortization of loan costs increased by 37% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, as a result of the Third Amendment to the Credit Facility which increased the elected commitments and borrowing base. See Note 3 of our consolidated financial statements for further details of our Credit Facility. The Company also capitalized $1.1 million in interest expense for the three months ended September 30, 2023 and did not capitalize interest expense for the three months ended September 30, 2022.
Income Taxes
We recorded an income tax benefit of $554.7 million for the three months ended September 30, 2023. The income tax benefit related to the partial release of the valuation allowance maintained against our net deferred tax asset position. We did not record any income tax expense for the three months ended September 30, 2022, as a result of maintaining a full valuation allowance against our net deferred tax asset. See Note 14 of our consolidated financial statements for further discussion of our income tax benefit.

Comparison of the Nine Month Periods Ended September 30, 2023 and 2022
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate, and NGL production and related pricing for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Some totals below may not sum or recalculate due to rounding.

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Natural gas sales
Natural gas production volumes (MMcf)	260,439	236,367
Natural gas production volumes (MMcf) per day	954	866
Total sales	$619,181	$1,529,898
Average price without the impact of derivatives ($/Mcf)	$2.38	$6.47
Impact from settled derivatives ($/Mcf)	$0.37	$(3.19)
Average price, including settled derivatives ($/Mcf)	$2.75	$3.28

Oil and condensate sales
Oil and condensate production volumes (MBbl)	1,041	1,154
Oil and condensate production volumes (MBbl) per day	4	4
Total sales	$76,212	$111,298
Average price without the impact of derivatives ($/Bbl)	$73.21	$96.42
Impact from settled derivatives ($/Bbl)	$(2.29)	$(27.26)
Average price, including settled derivatives ($/Bbl)	$70.92	$69.16

NGL sales
NGL production volumes (MBbl)	3,382	3,147
NGL production volumes (MBbl) per day	12	12
Total sales	$92,935	$143,741
Average price without the impact of derivatives ($/Bbl)	$27.48	$45.68
Impact from settled derivatives ($/Bbl)	$1.88	$(4.38)
Average price, including settled derivatives ($/Bbl)	$29.36	$41.30

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	286,974	262,173
Natural gas equivalents (MMcfe) per day	1,051	960
Total sales	$788,328	$1,784,937
Average price without the impact of derivatives ($/Mcfe)	$2.75	$6.81
Impact from settled derivatives ($/Mcfe)	$0.35	$(3.05)
Average price, including settled derivatives ($/Mcfe)	$3.10	$3.76

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.18	$0.18
Average taxes other than income ($/Mcfe)	$0.09	$0.17
Average transportation, gathering, processing and compression ($/Mcfe)	$0.91	$1.00
Total LOE, taxes other than income and midstream costs ($/Mcfe)	$1.18	$1.35

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	% Change
Natural gas	$619,181	$1,529,898	(60)%
Oil and condensate	76,212	111,298	(32)%
NGL	92,935	143,741	(35)%
Natural gas, oil and condensate and NGL sales	$788,328	$1,784,937	(56)%
The decrease in natural gas sales without the impact of derivatives when comparing the nine months ended September 30, 2023, to the nine months ended September 30, 2022, was due to a 63% decrease in realized prices, partially offset by a 10% increase in sales volumes. The realized price change was primarily driven by the decrease in the average Henry Hub gas index from $6.77 per Mcf in the nine months ended September 30, 2022, to $2.69 per Mcf in the nine months ended September 30, 2023.
The decrease in oil and condensate sales without the impact of derivatives when comparing the nine months ended September 30, 2023, to the nine months ended September 30, 2022, was due to a 24% decrease in realized prices and a 10% decrease in sales volumes. The realized price change was driven by the decrease in the average WTI crude index from $98.09 per barrel in the nine months ended September 30, 2022, to $77.39 per barrel in the nine months ended September 30, 2023.
The decrease in NGL sales without the impact of derivatives when comparing the nine months ended September 30, 2023, to the nine months ended September 30, 2022, was due to a 40% decrease in realized prices, partially offset by a 7% increase in NGL sales volumes. The realized price change was driven by the decrease in the average Mont Belvieu NGL index from $49.27 per barrel in the nine months ended September 30, 2022, to $29.83 per barrel in the nine months ended September 30, 2023.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Natural gas derivatives - fair value gains (losses)	$416,473	$(659,193)
Natural gas derivatives - settlement gains (losses)	97,794	(754,177)
Total gains (losses) on natural gas derivatives	514,267	(1,413,370)

Oil derivatives - fair value (losses) gains	(1,424)	8,076
Oil derivatives - settlement losses	(2,204)	(31,460)
Total losses on oil and condensate derivatives	(3,628)	(23,384)

NGL derivatives - fair value (losses) gains	(2,730)	14,216
NGL derivatives - settlement gains (losses)	6,357	(13,779)
Total gains on NGL derivatives	3,627	437

Total gains (losses) on natural gas, oil and NGL derivatives	$514,266	$(1,436,317)
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The significant change in the total gain (loss) for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was primarily the result of a significant decrease in futures pricing for oil, natural gas, and NGLs. See Note 10 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	% Change
Lease operating expenses
Utica	$33,354	$32,794	2%
SCOOP	18,290	14,452	27%
Total lease operating expenses	$51,644	$47,246	9%

Lease operating expenses per Mcfe
Utica	$0.16	$0.18	(11)%
SCOOP	0.24	0.19	26%
Total lease operating expenses per Mcfe	$0.18	$0.18	—%
The increase in total LOE for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was primarily the result of a 9% increase in production. LOE per unit for the nine months ended September 30, 2023 was consistent with the nine months ended September 30, 2022.
Taxes Other Than Income (in thousands, except per unit)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	% Change
Production taxes	$19,616	$36,714	(47)%
Property taxes	4,802	5,311	(10)%
Other	1,431	3,654	(61)%
Total taxes other than income	$25,849	$45,679	(43)%
Total taxes other than income per Mcfe	$0.09	$0.17	(48)%
The decrease in total and per unit taxes other than income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was primarily related to a decrease in production taxes resulting from the decrease in our natural gas, oil and NGL revenues excluding the impact of hedges discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	% Change
Transportation, gathering, processing and compression	$259,883	$261,778	(1)%
Transportation, gathering, processing and compression per Mcfe	$0.91	$1.00	(9)%
Transportation, gathering, processing and compression for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 decreased on a per unit basis primarily as a result of lower minimum volume commitments as a result of our 9% increase in production.

Depreciation, Depletion and Amortization (in thousands, except per unit)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	% Change
Depreciation, depletion and amortization of oil and gas properties	$237,874	$188,324	26%
Depreciation, depletion and amortization of other property and equipment	873	981	(11)%
Total depreciation, depletion and amortization	$238,747	$189,305	26%
Depreciation, depletion and amortization per Mcfe	$0.83	$0.72	15%
The increase in total and per unit depreciation, depletion and amortization of our oil and gas properties for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was primarily the result of our drilling and development activities subsequent to the third quarter of 2022.
General and Administrative Expenses (in thousands, except per unit)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	% Change
General and administrative expenses, gross	$53,814	$48,630	11%
Reimbursed from third parties	(10,390)	(9,874)	5%
Capitalized general and administrative expenses	(16,186)	(14,628)	11%
General and administrative expenses, net	$27,238	$24,128	13%
General and administrative expenses, net per Mcfe	$0.09	$0.09	3%
The increase in total general and administrative expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was primarily driven by increases in employee headcount and compensation as well as legal expenses related to the continued administration of our Chapter 11 filing and settlement of firm transportation agreement as noted in Note 9 of our consolidated financial statements.
Restructuring Costs
During the first and second quarters of 2023, Gulfport recognized $4.8 million in personnel-related restructuring expenses associated with changes in the organizational structure and leadership team resulting from the appointment of Gulfport's new CEO in January 2023. Of these expenses, $1.3 million resulted from accelerated vesting of share-based grants, which are non-cash charges. There are no remaining employee termination liabilities for the impacted employees.
Interest Expense (in thousands, except per unit)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	% Change
Interest on 2026 Senior Notes	$33,000	$33,155	—%
Interest expense on Credit Facility	9,921	8,476	17%
Amortization of loan costs	2,323	2,009	16%
Capitalized interest	(2,954)	—	100%
Other	112	39	187%
Total interest expense	$42,402	$43,679	(3)%
Interest expense per Mcfe	$0.15	$0.17	(11)%
Interest expense on our Credit Facility increased 17% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, as a result of increased interest rates resulting from the current inflationary environment. The Company also capitalized $3.0 million in interest expense for the nine months ended September 30, 2023 and did not capitalize interest expense for the nine months ended September 30, 2022.

Other, net (in thousands)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	% Change
Other, net	$(20,492)	$(11,385)	80%
Other, net in the Company's consolidated statements of operations for the nine months ended September 30, 2023, included $17.8 million related to the interim TC claim distribution and a $1 million administrative payment to Rover as part of the executed settlement. The distribution and settlement is more fully described in Note 9 of our consolidated financial statements. The timing and amount of any future distributions to Gulfport are not certain, and the total amount will be impacted by the liquidating trust's distributions and resolution of other remaining bankruptcy claims. Additionally, Other, net included a $5.0 million recoupment of previously placed collateral for certain firm transportation commitments during our Chapter 11 filing.
Other, net in the Company's consolidated statements of operations for the nine months ended September 30, 2022, included $11.5 million related to the initial TC claim distribution as discussed in Note 9 of our consolidated financial statements. Additionally, Other, net included a $5.1 million payment to settle certain gas imbalance positions and a $5.2 million receipt of funds from a litigation settlement.
Income Taxes
We recorded an income tax benefit of $554.7 million for the nine months ended September 30, 2023. The income tax benefit related to the partial release of the valuation allowance maintained against our net deferred tax asset position. We did not record any income tax expense for the nine months ended September 30, 2022, as a result of maintaining a full valuation allowance against our net deferred tax asset. See Note 14 of our consolidated financial statements for further discussion of our income tax benefit.

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
For the three and nine months ended September 30, 2023, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, and our primary uses of cash have been for development of our oil and natural gas properties and share repurchases.
We believe our annual free cash flow generation, borrowing capacity under the Credit Facility and cash on hand will provide sufficient liquidity to fund our operations, capital expenditures, interest expense and share repurchases during the next 12 months and the foreseeable future.
To the extent actual operating results, realized commodity prices or uses of cash differ from our assumptions, our liquidity could be adversely affected. See Note 3 of our consolidated financial statements for further discussion of our debt obligations, including the principal and carrying amounts of our senior notes.
As of September 30, 2023, we had $8.3 million of cash and cash equivalents, $95.0 million of borrowings under our Credit Facility, $66.9 million of letters of credit outstanding, and $550 million of outstanding 2026 Senior Notes. Our total principal amount of funded debt as of September 30, 2023 was $645.0 million.
As of October 26, 2023 we had $8.8 million of cash and cash equivalents, $59.0 million in borrowings under our Credit Facility, $60.9 million of letters of credit outstanding, and $550 million of outstanding 2026 Senior Notes.
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
On October 31, 2022, the Company completed its semi-annual borrowing base redetermination and entered into the Borrowing Base Reaffirmation Agreement and Second Amendment to our Credit Agreement, which amended the Existing Credit Facility. The amendment, among other things, reaffirmed the borrowing base under the Credit Facility at $1.0 billion and the elected commitments at $700 million.
On May 1, 2023, the Company entered into that certain Joinder, Commitment Increase and Borrowing Base Redetermination Agreement, and Third Amendment to Credit Agreement (the “Third Amendment”) which amended the Company’s Existing Credit Facility (as amended, the “Credit Facility”). The Third Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility from $700 million to $900 million, (b) increased the borrowing base under the Credit Facility from $1 billion to $1.1 billion, (c) increased the excess cash threshold under the Credit Facility from $45 million to $75 million, and (d) extended the maturity date under the Credit Facility from October 14, 2025 to the earlier of (i) May 1, 2027 and (ii) the 91st day prior to the maturity date of the 2026 Senior Notes or any other permitted senior notes or any permitted refinancing debt under the Credit Facility having an aggregate outstanding principal amount equal to or exceeding $100 million; provided that such notes have not been refinanced, redeemed or repaid in full on or prior to such 91st day.
On October 27, 2023, Gulfport completed its semi-annual borrowing base redetermination under its Credit Facility during which the borrowing base was reaffirmed at $1.1 billion with elected commitments remaining at $900 million.

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
During the three and nine months ended September 30, 2023, the Company paid $1.1 million and $3.7 million, respectively, of cash dividends to holders of our preferred stock compared to $1.3 million and $4.1 million in the three and nine months ended September 30, 2022, respectively.
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
Capital Expenditures. Our capital expenditures have historically been related to the execution of our drilling and completion activities in addition to certain lease acquisition activities. Our capital investment strategy is focused on prudently developing our existing properties to generate sustainable cash flow considering current and forecasted commodity prices. For the nine months ended September 30, 2023, the Company's incurred capital expenditures totaled $385.5 million, of which $319.2 million related to drilling and completion activities, $41.4 million related to maintenance leasehold and land investment and $24.9 million related to discretionary acreage acquisitions.
Our drilling and completion capital expenditures for 2023 are currently estimated to be in the range of $385 million to $395 million. Also, we currently expect to spend approximately $50 million to $60 million in 2023 for maintenance leasehold and land investment, which is focused on near-term drilling programs and facilitating increases in our working interests and lateral footage in units we plan to drill in 2023 and 2024. We expect this capital program to result in approximately 1,045 to 1,055 MMcfe per day of production in 2023.
Additionally, we are pursuing accretive acreage opportunities that expand our resource depth and provide optionality to our near term development plans and intend to allocate approximately $40 million in discretionary acreage acquisitions.

Sources and Uses of Cash
The following table presents the major changes in cash and cash equivalents for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net cash provided by operating activities	$567,680	$551,082
Additions to oil and natural gas properties	(421,132)	(331,994)
Debt activity, net	(50,000)	15,000
Repurchases of common stock	(82,757)	(225,791)
Preferred stock dividends	(3,718)	(4,136)
Other	(9,007)	866
Net change in cash and cash equivalents	$1,066	$5,027
Cash and cash equivalents at end of period	$8,325	$8,287
Net cash provided by operating activities. Net cash flow provided by operating activities was $567.7 million for the nine months ended September 30, 2023, as compared to $551.1 million for the nine months ended September 30, 2022. The increase was primarily the result of a decrease in cash payments from settled derivative instruments due to decreased realized commodities pricing.
Additions to oil and natural gas properties. During the nine months ended September 30, 2023, we spud 13 gross (12.0 net) operated wells and commenced sales from 16 gross (15.0 net) operated wells in the Utica for a total incurred cost of approximately $282.0 million. During the nine months ended September 30, 2023, we spud and commenced sales from two gross (1.7 net) operated wells in the SCOOP for a total incurred cost of approximately $32.0 million.
Drilling and completion costs discussed above reflect incurred costs while drilling and completion costs presented in the table below reflect cash payments for drilling and completions. Incurred capital expenditures and cash capital expenditures may vary from period to period due to the cash payment cycle. Cash capital expenditures for the nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$339,170	$291,926
Leasehold acquisitions	65,845	27,086
Other	16,117	12,982
Total oil and natural gas property expenditures	$421,132	$331,994
Debt activity, net. In the nine months ended September 30, 2023, the Company had $698.0 million and $748.0 million in borrowings and repayments, respectively, on its Credit Facility. As of October 26, 2023 the Company had $59.0 million in borrowings outstanding on its Credit Facility.
Repurchases of common stock. During the nine months ended September 30, 2023, the Company repurchased 976,769 shares for approximately $82.9 million under the Repurchase Program at a weighted average price of $84.88 per share. For the same period in 2022, the Company repurchased 2,607,059 shares for $227.6 million at a weighted average price of $87.29 per share. As of October 26, 2023, we repurchased 3.9 million shares for approximately $334.6 million under the Repurchase Program at a weighted average price of $86.14 per share.
Preferred stock dividends. During the nine months ended September 30, 2023, the Company paid $3.7 million of cash dividends to holders of our preferred stock compared to $4.1 million in the nine months ended September 30, 2022.

Other. During the nine months ended September 30, 2023, the Company paid other expenses of $9.0 million, as compared to other expenses of $0.9 million paid during the nine months ended September 30, 2022. The increase was primarily related to a $6.8 million increase in debt issuance costs as a result of the Third Amendment to the Credit Facility which increased the commitment and redetermined its borrowing base, as discussed in Note 3 of our consolidated financial statements.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities, as discussed in Note 9 of our consolidated financial statements. There have been no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Off-balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2023, our material off-balance sheet arrangements and transactions include $66.9 million in letters of credit outstanding against our Credit Facility and $37.5 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily on certain firm transportation agreements. Additionally, the Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. The Company's commitment to purchase these materials spans 2023 and 2024, with approximately $19.8 million remaining in 2023 and $23.5 million for 2024. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 9 of our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Critical Accounting Policies and Estimates
As of September 30, 2023, there have been no significant changes in our critical accounting policies from those disclosed in our 2022 Annual Report on Form 10-K.

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
As of September 30, 2023, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
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
Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At September 30, 2023, we had a net asset derivative position of $64.4 million as compared to a net liability derivative position of $347.9 million as of December 31, 2022. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have increased our liability by approximately $112.8 million, while a 10% decrease in underlying commodity prices would have decreased our liability by approximately $109.5 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Interest Rate Risk. Our Credit Facility is structured under floating rate terms, as advances under these facilities may be in the form of either base rate loans or term benchmark loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States, or, if the term benchmark rates are elected, the term benchmark rates. At September 30, 2023, we had $95.0 million outstanding borrowings under our Credit Facility which bore interest at a weighted average rate of 8.05% for the nine months ended September 30, 2023. As of September 30, 2023, we did not have any interest rate swaps to hedge interest rate risks.

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
As of September 30, 2023, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures are effective.
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
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the three months ended September 30, 2023 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs(2)
July 1 - July 31	8,709	$106.40	—	$75,000,000
August 1 - August 31	44,323	$111.94	40,605	$70,463,000
September 1 - September 30	36,078	$116.53	35,565	$316,319,000
Total	89,110	$113.26	76,170
_____________________
(1)    We repurchased and canceled 8,709, 3,718 and 513 shares of our common stock at a weighted average price of $106.40, $113.99 and $118.39 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards during July, August and September 2023, respectively.
(2)    In September 2023 our Board of Directors approved an increase to the authorized stock repurchase program from $400 million to $650 million. The stock repurchase program extends through December 31, 2024. At September 30, 2023, there was approximately $316.3 million that may yet be repurchased under the $650.0 million approved amount.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Trading Arrangements
During the three months ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement".

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
Date: November 1, 2023

GULFPORT ENERGY CORPORATION

By:	/s/ Michael Hodges
Michael Hodges Chief Financial Officer